Form 10-Q
period 2007-03-31
Cinemark Holdings, Inc.
filed 2007-05-15
CIK 1385280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
Commission File Number: 001-33401
CINEMARK HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5490327 (I.R.S. Employer Identification No.)

3900 Dallas Parkway Suite 500 Plano, Texas (Address of principal executive offices)	75093 (Zip Code)
Registrant’s telephone number, including area code: (972) 665-1000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of April 30, 2007, 106,464,898 shares of common stock were outstanding.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	March 31,	December 31,
	2007	2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$163,095	$147,099
Inventories	6,388	6,058
Accounts receivable	24,959	31,165
Income tax receivable	—	8,946
Current deferred tax asset	4,661	4,661
Prepaid expenses and other	6,732	8,424

Total current assets	205,835	206,353

THEATRE PROPERTIES AND EQUIPMENT	1,786,983	1,736,706
Less accumulated depreciation and amortization	452,990	412,134

Theatre properties and equipment, net	1,333,993	1,324,572

OTHER ASSETS
Goodwill	1,147,699	1,205,423
Intangible assets — net	355,959	360,752
Investments in and advances to affiliates	6,201	11,390
Deferred charges and other assets — net	65,073	63,092

Total other assets	1,574,932	1,640,657

TOTAL ASSETS	$3,114,760	$3,171,582

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$14,047	$14,259
Current portion of capital lease obligations	3,765	3,649
Income tax payable	105,067	—
Accounts payable and accrued expenses	170,270	212,914

Total current liabilities	293,149	230,822

LONG-TERM LIABILITIES
Long-term debt, less current portion	1,553,853	1,897,394
Capital lease obligations, less current portion	111,194	112,178
Deferred income taxes	118,583	198,320
Long-term portion FIN 48 liability	12,084	—
Deferred lease expenses	15,892	14,286
Deferred revenues and other long-term liabilities	185,341	12,672

Total long-term liabilities	1,996,947	2,234,850

COMMITMENTS AND CONTINGENCIES (see Note 17)

MINORITY INTERESTS IN SUBSIDIARIES	16,854	16,613

STOCKOLDERS’ EQUITY
Common stock, $0.001 par value: 300,000,000 shares authorized and 92,560,622 shares issued and outstanding	93	93
Additional paid-in-capital	686,166	685,433
Retained earnings (deficit)	109,426	(7,692)
Accumulated other comprehensive income	12,125	11,463

Total stockholders’ equity	807,810	689,297

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,114,760	$3,171,582

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data, unaudited)

	Three months ended March 31,
	2007	2006
REVENUES
Admissions	$243,990	$153,668
Concession	115,087	78,072
Other	18,945	14,249

Total revenues	378,022	245,989

COST OF OPERATIONS
Film rentals and advertising	128,294	78,948
Concession supplies	17,457	12,040
Salaries and wages	40,182	24,527
Facility lease expense	51,645	37,032
Utilities and other	44,193	32,120
General and administrative expenses	18,733	14,082
Depreciation and amortization	36,875	20,712
Amortization of favorable leases	934	950
Impairment of long-lived assets	49,730	276
Loss on sale of assets and other	305	728

Total cost of operations	388,348	221,415

OPERATING INCOME (LOSS)	(10,326)	24,574

OTHER INCOME (EXPENSE)
Interest expense	(41,497)	(22,368)
Interest income	3,783	1,894
Gain on NCM Transaction	210,773	—
Foreign currency exchange gain	220	60
Loss on early retirement of debt	(7,829)	—
Equity in loss of affiliates	(1,231)	(1,189)
Minority interests in income of subsidiaries	(289)	(272)

Total other income (expense)	163,930	(21,875)

INCOME BEFORE TAXES	153,604	2,699

Income taxes	35,393	(3,091)

NET INCOME	$118,211	$5,790

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	92,561	82,530

Diluted	94,912	84,728

NET EARNINGS PER SHARE
Basic	$1.28	$0.07

Diluted	$1.25	$0.07

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$118,211	$5,790

Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation	35,871	19,033
Amortization of intangible and other assets	1,938	2,629
Amortization of long-term prepaid rents	236	281
Amortization of debt issue costs	1,191	724
Amortization of debt premium	(678)	(778)
Amortization of deferred revenues, deferred lease incentives and other	(266)	(111)
Impairment of long-lived assets	49,730	276
Stock option compensation expense	733	716
Gain on NCM Transaction	(210,773)	—
Loss on sale of assets and other	305	728
Write-off of unamortized bond premiums and unamortized debt issue costs related to the early retirement of debt	(17,098)	—
Accretion of interest on senior discount notes	10,449	10,207
Deferred lease expenses	1,607	1,381
Deferred income tax expenses	(91,026)	(6,501)
Equity in loss of affiliates	1,231	1,189
Minority interests in income of subsidiaries	289	272

Changes in assets and liabilities:
Inventories	(330)	61
Accounts receivable	6,206	(1,167)
Prepaid expenses and other	1,692	114
Other assets	(3,570)	(4,104)
Advances with affiliates	(111)	(434)
Accounts payable and accrued liabilities	(41,404)	(27,649)
Increase in deferred revenues related to NCM Transaction	174,001	—
Other long-term liabilities	(2,272)	135
Income tax receivable/payable	125,004	(4,427)

Net cash provided by (used for) operating activities	161,166	(1,635)

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(32,065)	(28,246)
Proceeds from sale of theatre properties and equipment	8,359	58
Net proceeds from sale of NCM stock	214,842	—
Other	—	271

Net cash provided by (used for) investing activities	191,136	(27,917)

FINANCING ACTIVITIES
Retirement of senior subordinated notes	(332,000)	—
Proceeds from other long-term debt	—	601
Repayments of other long-term debt	(3,576)	(2,264)
Payments on capital leases	(868)	—
Debt issue costs	—	(97)
Other	(48)	(442)

Net cash used for financing activities	(336,492)	(2,202)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	186	(156)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,996	(31,910)
CASH AND CASH EQUIVALENTS:
Beginning of period	147,099	182,199

End of period	$163,095	$150,289

SUPPLEMENTAL INFORMATION (see Note 14)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
1. The Company and Basis of Presentation
     Cinemark Holdings, Inc. and subsidiaries (the “Company”) are leaders in the motion picture exhibition industry in terms of both revenues and the number of screens in operation, with theatres in the United States (“U.S.”), Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. The Company also managed additional theatres in the U.S., Canada, Brazil, Colombia and Taiwan during the three months ended March 31, 2007.
     On August 2, 2006, Cinemark Holdings, Inc. was formed as the Delaware holding company of Cinemark, Inc. On August 7, 2006, the Cinemark, Inc. stockholders entered into a share exchange agreement pursuant to which they agreed to exchange their shares of Class A common stock for an equal number of shares of common stock of Cinemark Holdings, Inc.(“Cinemark Share Exchange”). The Cinemark Share Exchange was completed on October 5, 2006 and facilitated the acquisition of Century Theatres, Inc. (“Century Acquisition”) on that date. On October 5, 2006, Cinemark, Inc. became a wholly owned subsidiary of Cinemark Holdings, Inc. The accompanying condensed consolidated financial statements are reflective of the change in reporting entity that occurred as a result of the Cinemark Share Exchange. Cinemark Holdings, Inc.’s condensed consolidated financial statements reflect the accounting basis of its stockholders for all periods presented.
     The condensed consolidated financial statements have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these interim financial statements reflect all adjustments necessary to state fairly the financial position and results of operations as of, and for, the periods indicated. Majority-owned subsidiaries that the Company controls are consolidated while those subsidiaries of which the Company owns between 20% and 50% and does not control are accounted for as affiliates under the equity method. Those subsidiaries of which the Company owns less than 20% are generally accounted for as affiliates under the cost method, unless the Company is deemed to have the ability to exercise significant influence over the affiliate, in which case the Company would account for its investment under the equity method. The results of these subsidiaries and affiliates are included in the condensed consolidated financial statements effective with their formation or from their dates of acquisition. Significant intercompany balances and transactions are eliminated in consolidation.
     These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2006, included in the Form 424B1 Prospectus filed April 24, 2007, by the Company under the Securities Exchange Act of 1934. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results to be achieved for the full year.
2. New Accounting Pronouncements
     On May 18, 2006, the State of Texas passed a bill to replace the current franchise tax with a new margin tax to be effective January 1, 2008. The Company estimates the new margin tax will not have a significant impact on its income tax expense or its deferred tax assets and liabilities.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” Among other requirements, this statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of the adoption of this statement on its condensed consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of the adoption of this statement on its condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
3. Earnings Per Share
     Basic earnings per share is computed by dividing income by the weighted average number of shares of all classes of common stock outstanding during the period. Diluted earnings per share is computed by dividing income by the weighted average number of shares of common stock and potentially dilutive common equivalent shares outstanding determined under the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended
	March 31,
	2007	2006

Net income	$118,211	$5,790
Basic:
Weighted average common shares outstanding	92,561	82,530

Net income per common share	$1.28	$0.07

Diluted:
Weighted average common shares outstanding	92,561	82,530
Common equivalent shares for stock options	2,351	2,198

Weighted average common and common equivalent shares outstanding	94,912	84,728

Net income per common and common equivalent share	$1.25	$0.07

4. Acquisition of Century Theatres, Inc. and Related Refinancing of Certain Long-Term Debt
     On October 5, 2006, the Company completed its acquisition of Century Theatres, Inc. (“Century”), a national theatre chain headquartered in San Rafael, California with approximately 77 theatres in 12 states, for a purchase price of approximately $681,225 and the assumption of approximately $360,000 of debt of Century. Of the total purchase price, $150,000 consisted of the issuance of shares of Cinemark Holdings, Inc.’s common stock. The Company also incurred approximately $7,448 in transaction costs.
     The transaction was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. The following table represents a preliminary allocation of purchase price to the assets acquired and liabilities assumed:

Current assets (1)	$32,635
Fixed assets (2)	548,451
Goodwill (2)	640,436
Tradename	136,000
Other long term assets	4,956
Net unfavorable leases	(9,360)
Current liabilities	(74,488)
Other long term liabilities (2)	(229,957)

Total	$1,048,673

(1)	Includes cash of $7,290.

(2)	During the three months ended March 31, 2007, the Company adjusted its preliminary purchase price allocation to fixed assets (increase of $29,398), goodwill (decrease of $18,110) and other long term liabilities (increase of $11,288) due to additional information obtained regarding the fair value of these assets and liabilities acquired.
     The tradename and net unfavorable leases are presented as intangible assets on the Company’s condensed consolidated balance sheets as of December 31, 2006 and March 31, 2007. Goodwill represents the excess of the costs of acquiring Century over amounts assigned to assets acquired, including identifiable intangible assets, and liabilities

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
assumed. The goodwill recorded as a result of the Century Acquisition is not deductible for tax purposes.
     On October 5, 2006, the Company entered into a new senior secured credit facility, which provided for a $1,120,000 term loan and a $150,000 revolving credit line. The net proceeds of the new term loan were used to fund a portion of the $531,225 cash portion of the purchase price, to pay off approximately $360,000 under Century’s existing senior credit facility and to refinance $253,500 under the Company’s existing senior secured credit facility. The Company used approximately $53,000 of its existing cash to fund the payment of the remaining portion of the purchase price and related transaction expenses. Additionally, the Company advanced approximately $17,000 of cash to Century to satisfy working capital obligations.
     The acquisition is reflected in the Company’s condensed consolidated statement of income for the period subsequent to the transaction date and is reported in the Company’s U.S. operating segment.
5. Investment in National CineMedia and Transaction Related to its Initial Public Offering
     In March 2005, Regal Entertainment Inc. (“Regal”) and AMC Entertainment Inc. (“AMC”) formed National CineMedia, LLC, or NCM, and on July 15, 2005, the Company joined NCM, as one of the founding members. NCM operates the largest digital in-theatre network in the U.S. for providing cinema advertising and non-film events and combines the cinema advertising and non-film events businesses of the three largest motion picture companies in the U.S. Upon joining NCM, the Company and NCM entered into an Exhibitor Services Agreement, pursuant to which NCM provides advertising, promotion and event services to the Company’s theatres. On February 13, 2007, NCM, Inc., a newly formed entity that now serves as a member and the sole manager of NCM, completed an initial public offering of its common stock. In connection with the NCM, Inc. initial public offering, the Company amended its operating agreement with NCM and the Exhibitor Services Agreement pursuant to which NCM provides advertising, promotion and event services to the Company’s theatres. In connection with NCM Inc.’s initial public offering and the transactions described below (the “NCM Transaction”), the Company received an aggregate of $389,003.
     Prior to pricing the initial public offering of NCM, Inc., NCM completed a recapitalization whereby (1) each issued and outstanding Class A unit of NCM was split into 44,291 Class A units, and (2) following such split of Class A Units, each issued and outstanding Class A Unit was recapitalized into one common unit and one preferred unit. As a result, the Company received 14,159,437 common units and 14,159,437 preferred units. All existing preferred units of NCM, or 55,850,951 preferred units, held by Regal, AMC and the Company were redeemed on a pro-rata basis on February 13, 2007. NCM utilized the proceeds of its new $725,000 term loan facility and a portion of the proceeds it received from NCM, Inc. from its initial public offering to redeem all of its outstanding preferred units. Each preferred unit was redeemed for $13.7782 and the Company received approximately $195,092 as payment in full for redemption of all of the Company’s preferred units in NCM. Upon payment of such amount, each preferred unit was cancelled and the holders of the preferred units ceased to have any rights with respect to the preferred units.
     At the closing of the initial public offering, the underwriters exercised their over-allotment option to purchase additional shares of common stock of NCM, Inc. at the initial public offering price, less underwriting discounts and commissions. In connection with the over-allotment option exercise, Regal, AMC and the Company each sold to NCM, Inc. common units of NCM on a pro-rata basis at the initial public offering price, less underwriting discounts and expenses. The Company sold 1,014,088 common units to NCM, Inc. for proceeds of $19,910, and upon completion of this sale of common units, the Company owned 13,145,349 common units of NCM. The net proceeds of $215,002 from the above described stock transactions were applied against the Company’s existing investment basis in NCM of $4,069 until such basis was reduced to $0 with the remaining $210,933 of proceeds net of $160 of transaction related costs, recorded as a gain of $210,773 in the condensed consolidated statement of income for the three months ended March 31, 2007.
     NCM also paid the Company a portion of the proceeds it received from NCM, Inc. in the initial public offering for agreeing to modify NCM’s payment obligation under the prior Exhibitor Services Agreement. The modification agreed to by the Company reflects a shift from circuit share expense under the prior Exhibitor Services Agreement, which obligated NCM to pay the Company a percentage of revenue, to the monthly theatre access fee described below. The theatre access fee will significantly reduce the contractual amounts paid to the Company by NCM. In exchange for the Company agreeing to so modify the agreement, NCM paid the Company approximately $174,001 upon modification of the Exhibitor Services Agreement on February 13, 2007, the proceeds of which were recorded as deferred revenue on the Company’s

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
condensed consolidated balance sheet. The Company believes this payment approximates the fair value of the Exhibitor Services Agreement modification. The deferred revenue is being amortized into other revenues over the life of the agreement using the units of revenue method. Regal and AMC similarly amended their exhibitor service arrangements with NCM.
     In consideration for NCM’s exclusive access to the Company’s theatre attendees for on-screen advertising and use of off-screen locations within the Company’s theatres for the lobby entertainment network and lobby promotions, the Company will receive a monthly theatre access fee under the Exhibitor Services Agreement. The theatre access fee is composed of a fixed payment per patron, initially seven cents, and a fixed payment per digital screen, which may be adjusted for certain enumerated reasons. The payment per theatre patron will increase by 8% every five years, with the first such increase taking effect after the end of fiscal 2011, and the payment per digital screen, initially eight hundred dollars per digital screen per year, will increase annually by 5%, beginning after 2007. The theatre access fee paid in the aggregate to Regal, AMC and the Company will not be less than 12% of NCM’s Aggregate Advertising Revenue (as defined in the Exhibitor Services Agreement), or it will be adjusted upward to reach this minimum payment. Additionally, with respect to any on-screen advertising time provided to the Company’s beverage consessionaire, the Company is required to purchase such time from NCM at a negotiated rate. The exhibitor services agreement has, except with respect to certain limited services, a term of 30 years.
     Prior to the initial public offering of NCM Inc. common stock, the Company’s ownership interest in NCM was approximately 25% and subsequent to the completion of the offering the Company held a 14% interest in NCM. Subsequent to NCM, Inc.’s initial public offering, the Company continues to account for its investment in NCM under the equity method of accounting due to its ability to exercise significant control over NCM. The Company has substantial rights as a founding member, including the right to designate a total of two nominees to the ten-member Board of Directors of NCM Inc., the sole manager. So long as the Company owns at least 5% of NCM’s membership interests, approval of at least 90% (80% if the board has less than 10 directors) will be required before NCM, Inc. may take certain actions including but not limited to mergers and acquisitions, issuance of common or preferred shares, approval of NCM’s budget, incurrence of indebtedness, entering into or terminating material agreements, and modifications to its articles of incorporation or bylaws. Additionally, if any of the Company’s director designees are not appointed to the Board of Directors of NCM, Inc., nominated by NCM, Inc. or elected by NCM, Inc.’s stockholders, then the Company (so long as the Company continues to own at least 5% of NCM’s membership interest) will be entitled to approve certain actions of NCM including without limitation, approval of the budget, incurrence of indebtedness, consummating or amending material agreements, approving dividends, amending the NCM operating agreement, hiring or termination of the chief executive officer, chief financial officer, chief technology officer or chief marketing officer of NCM and the dissolution or liquidation of NCM.
     During the three months ended March 31, 2006 and 2007, the Company recorded equity losses of $1,224 and $1,284, respectively. The Company recognized $2,288 and $4,016 of other revenue from NCM during the three months ended March 31, 2006 and 2007, respectively. The Company had a receivable due from NCM of $13,386 and $219 as of December 31, 2006 and March 31, 2007, respectively, related to screen advertising and other ancillary revenue. Subsequent to the NCM, Inc. initial public offering, the Company expects to receive mandatory quarterly distributions of excess cash from NCM.
6. Income Taxes
     The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase to its liability for uncertain tax positions of approximately $1,093, which was accounted for as a cumulative effect on beginning retained earnings on January 1, 2007. At the adoption date, the Company had approximately $12,084 of total unrecognized tax benefits. Of this total, $7,931 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.
     The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007, the Company had $1,572 accrued for interest and/or penalties.
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and multiple state and foreign jurisdictions, and the Company is routinely under audit by many different tax authorities.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Management believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. The Company is no longer subject to income tax audits from the Internal Revenue Service for years before 2002. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2002. The Company is no longer subject to non-U.S. income tax examinations by tax authorities in its major non-U.S. tax jurisdictions for years before 1998.
     Income tax expense of $35,393 was recorded for the first quarter of 2007. The effective rate was 23.0% for the first quarter of 2007. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items occurring during the interim period. As a result of the full inclusion in the interim rate calculation of these items, the interim rate may vary significantly from the normalized annual rate. The Company’s income tax rate for the first quarter ended March 31, 2007 includes the impact of the gain on the NCM Transaction as a discreet item. The tax rate on this gain was 38.5% which resulted in $81,166 of income tax expense. The quarterly rate without the NCM Transaction is 80.2% resulting in a benefit of $45,773 for the first quarter of 2007.
7. Stock Option Accounting
     During September 2004, Cinemark, Inc’s Board of Directors approved the 2004 Long Term Incentive Plan (the “2004 Plan”), under which 9,097,360 shares of Class A common stock are available for issuance to selected employees, directors and consultants of the Company. The 2004 Plan provided for restricted share grants, incentive option grants and nonqualified option grants.
     On August 2, 2006, Cinemark Holdings, Inc. was formed as the Delaware holding company of Cinemark, Inc. Under a share exchange agreement dated August 8, 2006, each outstanding share of the Company’s common stock was exchanged for an equivalent number of shares of Cinemark Holdings, Inc. common stock. The share exchange was completed on October 5, 2006.
     In November 2006, the Company’s Board of Directors amended the 2004 Plan to provide that no additional awards may be granted under the 2004 Plan. At that time, the Board of Directors and the majority of its stockholders approved the 2006 Long Term Incentive Plan (the “2006 Plan”) and all options to purchase shares of Cinemark, Inc.’s common stock under the 2004 Plan were exchanged for an equal number of options to purchase shares of Cinemark Holdings, Inc.’s common stock under the 2006 Plan. The 2006 Plan is substantially similar to the 2004 Plan.
     All stock option information has been adjusted to give effect to a 2.9585-for-1 stock split effected by the Company on April 9, 2007.
     On September 30, 2004, the Company granted options to purchase 6,986,731 shares of its common stock under the 2004 Plan at an exercise price of $7.63 per option (equal to the market value at the date of grant). Options to purchase 692,976 shares vested immediately and the remaining options granted in 2004 vest daily over the period ending April 1, 2009 and expire ten years from the grant date. On January 28, 2005, the Company granted options to purchase 12,055 shares of its common stock under the 2004 Plan at an exercise price of $7.63 per option (equal to the market value at the date of grant). The options granted during January 2005 vest daily over five years and the options expire ten years from the grant date.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
     For each 2004 and 2005 grant, the fair values of the options were estimated on the dates of grant using the Black-Scholes option-pricing model with the following assumptions:

	September 30, 2004	January 28, 2005
	Grant	Grant
Expected life	6.5 years	6.5 years
Expected volatility (1)	39%	44%
Risk-free interest rate	3.79%	3.93%
Dividend yield	0%	0%

(1)	Expected volatility is based on historical volatility of the common stock price of comparable public companies.
     Forfeitures were estimated based on the Company’s historical stock option activity.
     A summary of Plan activity and related information for the year ended December 31, 2006 and the three months ended March 31, 2007 is as follows:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding at 1/1/06	6,998,786	$7.63
Granted	—	$—
Exercised	(4,603)	$7.63
Forfeited	(13,590)	$7.63

Outstanding at 12/31/06	6,980,593	$7.63
Granted	—	$—
Exercised	—	$—
Forfeited	(65,002)	$7.63

Outstanding at 3/31/07	6,915,591	$7.63

Options exercisable at 3/31/07	4,173,828	$7.63

     The Company recorded compensation expense of $733 and a tax benefit of approximately $251 during the three months ended March 31, 2007. As of March 31, 2007, the unrecognized compensation expense related to outstanding stock options was $5,728 and the weighted average period over which this remaining compensation expense will be recognized is approximately 2 years.
8. Early Retirement of Long-Term Debt
     On March 6, 2007, the Company commenced an offer to purchase for cash, on the terms and subject to the conditions set forth in an Offer to Purchase and Consent Solicitation Statement, any and all of its 9% senior subordinated notes, of which $332,250 aggregate principal amount remained outstanding. In connection with the tender offer, the Company solicited consents for certain proposed amendments to the indenture to remove substantially all restrictive covenants and certain events of default provisions. On March 20, 2007, the early settlement date, approximately $332,000 aggregate principal amount of the 9% senior subordinated notes were tendered and repurchased by the Company for approximately $360,164, including accrued interest and premiums paid. The Company funded the repurchase with the net proceeds received from the NCM Transaction (see Note 5). The Company recorded a loss on early retirement of debt of $7,829 during the three months ended March 31, 2007, which consisted of tender offer repurchase costs, including premiums paid and other fees, and the write-off of unamortized debt issue costs, partially offset by the write-off of the unamortized bond premium.
     On March 20, 2007, the Company and the Bank of New York Trust Company, N.A. as trustee to the Indenture dated February 11, 2003, executed the Fourth Supplemental Indenture. The Fourth Supplemental Indenture became effective on March 20, 2007 and it amends the Indenture by eliminating substantially all restrictive covenants and certain events of default provisions.
     On April 3, 2007, the Company repurchased an additional $66 aggregate principal amount of the 9% senior subordinated notes tendered after the

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
early settlement date.
9. Interest Rate Swap Agreements
     During March 2007, the Company entered into two interest rate swap agreements with effective dates of August 13, 2007 and terms of five years each. The interest rate swaps were designated to hedge approximately $500,000 of the Company’s variable rate debt obligations under its senior secured credit facility. Under the terms of the interest rate swap agreements, the Company pays fixed rates of 4.918% and 4.922% on $375,000 and $125,000, respectively, of variable rate debt and receives interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate swaps for the three-month period following the reset date. No premium or discount was incurred upon the Company entering into the interest rate swaps because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were consummated. The interest rate swaps qualify for cash flow hedge accounting treatment in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the 3-month LIBOR on $500,000 of variable rate debt. The change in the fair values of the interest rate swaps is recorded on the Company’s condensed consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings.
     As of March 31, 2007, the aggregate fair value of the interest rate swaps was a liability of approximately $1,206, which has been recorded as a component of other long-term liabilities with a corresponding amount of $1,206 recorded as a reduction of accumulated other comprehensive income on the Company’s condensed consolidated balance sheet as of March 31, 2007. The interest rate swaps exhibited no ineffectiveness during the three months ended March 31, 2007.
10. Goodwill and Other Intangible Assets
     The Company’s goodwill was as follows:

	U.S.	International
	Operating	Operating
	Segment	Segment	Total
Balance at December 31, 2006	$1,056,816	$148,607	$1,205,423
Purchase price allocation adjustment for Century Acquisition (see Note 4)	(18,110)	—	(18,110)
Impairment charges	(39,310)	(1,501)	(40,811)
Foreign currency translation adjustments and other	—	1,197	1,197

Balance at March 31, 2007	$999,396	$148,303	$1,147,699

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company reviews goodwill for impairment on an annual basis at fiscal year-end or whenever events or changes in circumstances indicate the amount of goodwill might exceed its estimated fair value.
     As a result of the NCM Transaction discussed in Note 5, and more specifically the modification of the NCM Exhibitor Services Agreement with the Company, which significantly reduced the contractual amounts paid to the Company, the Company evaluated the carrying value of its goodwill as of March 31, 2007 leading to the majority of the goodwill impairment charges reflected in the table above.
     The Company evaluates goodwill for impairment at the reporting unit level (generally a theatre) and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. The evaluation is a two-step approach requiring the Company to compute the estimated fair value of a theatre and compare it with its carrying value. If the carrying value exceeds estimated fair value, a second step is performed to measure the potential goodwill impairment. Fair values are determined based on a multiple of undiscounted cash flows, which was eight times for the evaluation performed as of March 31, 2007. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
are based on historical and projected operating performance as well as recent market transactions. The Company’s policy of allocating goodwill at the theatre level results in more volatile impairment charges on an annual basis due to changes in market conditions and box office performance and the resulting impact on individual theatres.
     Intangible assets consisted of the following:

				Foreign
				Currency
				Translation
	Balance at			Adjustments	Balance at
	December 31,			and	March 31,
	2006	Amortization	Impairment	Other	2007
Intangible assets with finite lives:
Capitalized licensing fees:
Gross carrying amount	$5,138	$—	$—	$—	$5,138
Accumulated amortization	(1,139)	(107)	—	—	(1,246)

Net carrying amount	$3,999	$(107)	$—	$—	$3,892

Vendor contracts:
Gross carrying amount	$56,526	—	—	(97)	56,429
Accumulated amortization	(19,924)	(861)	—	—	(20,785)

Net carrying amount	$36,602	$(861)	$—	$(97)	$35,644

Net favorable leases:
Gross carrying amount	21,999	—	(2,538)	(139)	19,322
Accumulated amortization	(12,023)	(934)	—	—	(12,957)

Net carrying amount	$9,976	$(934)	$(2,538)	$(139)	$6,365

Other intangible assets:
Gross carrying amount	70	—	—	(1)	69
Accumulated amortization	(16)	(1)	—	—	(17)

Net carrying amount	$54	(1)	$—	$(1)	$52

Total net intangible assets with finite lives	$50,631	$(1,903)	$(2,538)	$(237)	$45,953
Intangible assets with indefinite lives:
Tradename	310,118	—	—	(115)	310,003
Other unamortized intangible assets	3	—	—	—	3

Total intangible assets — net	$360,752	$(1,903)	$(2,538)	$(352)	$355,959

     Aggregate amortization expense of $1,938 for the three months ended March 31, 2007 consisted of $1,903 of amortization of intangible assets and $35 of amortization of other assets. Estimated aggregate future amortization expense for intangible assets is as follows:

For the nine months ended December 31, 2007	$4,885
For the twelve months ended December 31, 2008	6,294
For the twelve months ended December 31, 2009	5,637
For the twelve months ended December 31, 2010	5,217
For the twelve months ended December 31, 2011	4,642
Thereafter	19,278

Total	$45,953

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
11. Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.
     The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, theatre goodwill carrying values, amortizing intangible assets carrying values, the age of a recently built theatre, competitive theatres in the marketplace, changes in foreign currency exchange rates, the impact of recent ticket price changes, available lease renewal options and other factors in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset with its estimated fair value. Fair value is determined based on a multiple of undiscounted cash flows, which was eight times for the evaluation performed as of March 31, 2007. When estimated fair value is determined to be lower than the carrying value of the long-lived asset, the asset is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions.
     The Company’s long-lived asset impairment losses for the three months ended March 31, 2007 were as follows:

United States theatre properties	$6,371
International theatre properties	10

Subtotal	$6,381
Intangible assets (see Note 10)	2,538
Goodwill (see Note 10)	40,811

Impairment of long-lived assets	$49,730

     As a result of the NCM Transaction discussed in Note 5, and more specifically the modification of the NCM Exhibitor Services Agreement with the Company, which significantly reduced the contractual amounts paid to the Company, the Company evaluated the carrying value of its goodwill as of March 31, 2007 leading to the majority of the goodwill impairment charges reflected in the table above.
12. Foreign Currency Translation
     The accumulated other comprehensive income account in stockholders’ equity of $11,463 and $12,125 at December 31, 2006 and March 31, 2007, respectively, includes the cumulative foreign currency adjustments from translating the financial statements of the Company’s international subsidiaries into U.S. dollars.
     In 2007 and 2006, all foreign countries where the Company has operations were deemed non-highly inflationary. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment to the accumulated other comprehensive income account recorded as an increase in, or reduction of, stockholders’ equity.
     On March 31, 2007, the exchange rate for the Brazilian real was 2.06 reais to the U.S. dollar (the exchange rate was 2.14 reais to the U.S. dollar at December 31, 2006). As a result, the effect of translating the March 31, 2007 Brazilian financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive income account as an increase in stockholders’ equity of $5,298. At March 31, 2007, the total assets of the Company’s Brazilian subsidiaries were U.S. $164,339.
     On March 31, 2007, the exchange rate for the Mexican peso was 11.03 pesos to the U.S. dollar (the exchange rate was 10.82 pesos to the U.S. dollar at December 31, 2006). As a result, the effect of translating the March 31, 2007 Mexican financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
accumulated other comprehensive income account as a reduction in stockholders’ equity of $2,534. At March 31, 2007, the total assets of the Company’s Mexican subsidiaries were U.S. $158,947.
13. Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the condensed consolidated financial statements. The Company’s comprehensive income was as follows:

	Three Months Ended
	March 31,
	2007	2006

Net income	$118,211	$5,790
Fair value adjustments on interest rate swap agreements (see Note 9 )	(1,206)	—
Foreign currency translation adjustment	1,868	2,455

Comprehensive income	$118,873	$8,245

14. Supplemental Cash Flow Information
     The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Three Months Ended
	March 31,
	2007	2006

Cash paid for interest	$43,932	$20,083
Net cash paid for income taxes	$840	$8,067

Noncash investing and financing activities:
Change in construction lease obligations related to construction of theatres	$2,109	$(2,151)
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment	$(3,402)	$(1,496)
15. Segments
     At March 31, 2007, the Company identified its international market and its U.S. market as separate reportable operating segments. The international segment consists of operations in Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. The U.S. segment includes U.S. and Canada operations. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenues, primarily screen advertising. The primary measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company’s management evaluates the performance of its assets on a consolidated basis.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA
     Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended
	March 31,
	2007	2006

Revenues
U.S.	$306,374	$181,040
International	72,263	65,324
Eliminations	(615)	(375)

Total Revenues	$378,022	$245,989

Adjusted EBITDA
U.S.	$66,699	$38,318
International	13,395	11,300

Total Adjusted EBITDA	$80,094	$49,618

Capital Expenditures
U.S.	$24,897	$23,832
International	7,168	4,414

Total Capital Expenditures	$32,065	$28,246

     The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2007	2006

Net income	$118,211	$5,790
Add (deduct):
Income taxes	35,393	(3,091)
Interest expense (1)	41,497	22,368
Gain on NCM Transaction	(210,773)	—
Other (income) expense	5,346	(493)
Depreciation and amortization	36,875	20,712
Amortization of net favorable leases	934	950
Impairment of long-lived assets	49,730	276
Loss on sale of assets and other	305	728
Deferred lease expenses	1,607	1,381
Amortization of long-term prepaid rents	236	281
Amortized compensation-stock options	733	716

Adjusted EBITDA	$80,094	$49,618

(1)	Includes amortization of debt issue costs.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA
Financial Information About Geographic Areas
     The Company has operations in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia, which are reflected in the condensed consolidated financial statements. Below is a breakdown of selected financial information by geographic area:

	Three Months Ended
	March 31,
Revenues	2007	2006

U.S. and Canada	$306,374	$181,040
Brazil	34,412	28,828
Mexico	16,678	16,525
Other foreign countries	21,173	19,971
Eliminations	(615)	(375)

Total	$378,022	$245,989

	March 31,	December 31,
Theatre Properties and Equipment-net	2007	2006

U.S. and Canada	$1,180,520	$1,169,456
Brazil	57,912	55,749
Mexico	49,614	51,272
Other foreign countries	45,947	48,095

Total	$1,333,993	$1,324,572

16. Related Party Transactions
     The Company manages one theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $22 of management fee revenues during the three months ended March 31, 2007. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.
     The Company leases one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”). Plitt Plaza is indirectly owned by Lee Roy Mitchell. Annual rent is approximately $118 plus certain taxes, maintenance expenses and insurance. The Company recorded $31 of facility lease expense payable to Plitt Plaza joint venture during the three months ended March 31, 2007.
     The Company entered into an amended and restated profit participation agreement on March 12, 2004 with its CEO, Alan Stock, which became effective on April 2, 2004, and amends a profit participation agreement with Mr. Stock in effect since May 2002. Under the agreement, Mr. Stock receives a profit interest in two theatres once the Company has recovered its capital investment in these theatres plus its borrowing costs. During the three months ended March 31, 2007, the Company recorded $114 in profit participation expense payable to Mr. Stock, which is included in general and administrative expenses on the Company’s condensed consolidated statement of income. As of March 31, 2007, the amount owed to Mr. Stock under this agreement was $114. In the event that Mr. Stock’s employment is terminated without cause, profits will be distributed according to a formula set forth in the profit participation agreement. Upon consummation of Cinemark Holdings, Inc.’s initial public offering on April 24, 2007, the Company exercised its option to terminate the amended and restated profit participation agreement and purchased Mr. Stock’s interest in the theatres on May 3, 2007 for a price of $6,853 pursuant to the terms of the profit participation agreement. This payment will be recorded as general and administrative expenses in the Company’s condensed consolidated statement of income during the three months ended June 30, 2007, and the agreement with Mr. Stock has been terminated.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA
     The Company leases 25 theatres and two parking facilities from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy, which owns approximately 10.8% of the Company’s issued and outstanding shares of common stock as of March 31, 2007. Raymond Syufy and Joseph Syufy are two of the Company’s directors and are officers of the general partner of Syufy Enterprises, LP. Of these 27 leases, 22 have fixed minimum annual rent in an aggregate amount of approximately $23,500. Of these 22 leases with fixed minimum annual rent, 17 have a remaining lease term plus extension option(s) that exceed 30 years, four have a remaining lease term plus extension option(s) that exceed 18 years, and one has a remaining lease term of approximately three years. Three of these 22 leases have triggering events that allow the Company to convert the fixed minimum rent to a fixed percentage of gross sales as defined in the lease with the further right to terminate the lease if the theatre level cash flow drops below $0. Five of these 22 leases have triggering events that allow the Company to terminate the lease prior to expiration of the term. These five leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. Four of these percentage rent leases have a 12 month term plus automatic 12 month renewal options, and the Company has the right to terminate the lease if the theatre level cash flow drops below $0. One of these percentage rent leases has a remaining term of 18 months, and Syufy has the right to terminate this lease prior to the end of the term.
     The Company also has an office lease with Syufy for corporate office space in San Rafael, California. The lease will expire in September 2008. The lease has a fixed minimum annual rent of approximately $300.
     Prior to the completion of the Century Acquisition, Century Theatres, Inc. owned certain shares of Fandango, Inc., an on-line ticketing distributor. In connection with the Century Acquisition, the Company agreed to pay Syufy Enterprises, LP the cash proceeds received by the Company in connection with any sale of such shares of Fandango, Inc. up to a maximum amount of $2,800.
     On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as Digital Cinema Implementation Partners LLC (“DCIP”) to explore the possibility of implementing digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the implementation and financing of digital cinema. In addition, DCIP has entered into a digital cinema services agreement with National CineMedia for purposes of assisting DCIP in the development of digital cinema systems. Future digital cinema developments will be managed by DCIP, subject to the Company’s approval along with the Company’s partners, AMC and Regal.
17. Commitments and Contingencies
     From time to time, the Company is involved in various legal proceedings arising from the ordinary course of its business operations, such as personal injury claims, employment matters and contractual disputes, most of which are covered by insurance. The Company believes its potential liability with respect to proceedings currently pending is not material, individually or in the aggregate, to the Company’s financial position, results of operations and cash flows.
18. Subsequent Event – Initial Public Offering
     On April 24, 2007, the Company completed its initial public offering. The Company sold 13,888,889 shares of its common stock and selling stockholders sold an additional 14,111,111 shares of common stock at a price of $17.955 ($19 per share less underwriting discounts). The selling stockholders have granted the underwriters a 30 day option to purchase up to an additional 2,800,000 shares of the Company’s common stock at a price of $17.955 ($19 per share less underwriting discounts). The net proceeds (before expenses) received by the Company were $249,375. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The Company expects to use the net proceeds that it received from the offering to repurchase a portion of the outstanding 9 3/4 % senior discount notes or repay debt outstanding under the senior secured credit facility. The 9 3/4% senior discount notes are not currently subject to repurchase at the Company’s option. Accordingly, if the Company is unable to repurchase the 9 3/4% senior discount notes at acceptable prices, the Company will use the net proceeds to repay term loan debt outstanding under the senior secured credit facility.
19. Subsequent Event – Buyout of Profit Participation Agreement
     Upon consummation of the Company’s initial public offering on April 24, 2007, the Company exercised its option to terminate the amended and restated profit participation agreement with its CEO, Alan Stock, and purchase Mr. Stock’s interest in the theatres on May 3, 2007 for a price of $6,853 pursuant to the terms of the profit participation agreement. This

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA
payment will be recorded as general and administrative expenses in the Company’s condensed consolidated statement of income during the three months ended June 30, 2007 and the agreement with Mr. Stock has been terminated.
20. Subsequent Event – Sale of Investment in Fandango, Inc.
     In May, 2007, Fandango, Inc. executed a merger agreement effectively selling the Company’s investment in common stock of Fandango, Inc. for approximately $14,147. Approximately 11% of the proceeds will be held in escrow to secure certain indemnification obligations contained in the merger agreement. The Company will pay $2,800 of the cash proceeds to Syufy Enterprises, LP in accordance with the terms of agreements entered into as part of the Century Acquisition. The carrying value of the Company’s investment in common stock of Fandango, Inc. is $2,142. As part of the sale of its investment in common stock of Fandango, Inc., the Company agreed to amend its exclusive ticketing and distribution agreement with Fandango, Inc. Certain sections of the agreement were modified in which the Company no longer is entitled to receive additional shares of common stock in Fandango, Inc. nor share in future adjusted profits of Fandango, Inc. In exchange for the Company’s agreement to amend the agreement, Fandango, Inc. paid the Company $5,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.
     We are one of the leaders in the motion picture exhibition industry, in terms of both revenues and the number of screens in operation, with theatres in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. For financial reporting purposes at March 31, 2007, we have two reportable operating segments, our U.S. operations and our international operations.
     We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing programs, pay phones, ATM machines and electronic video games located in some of our theatres. Our investment in NCM has assisted us in expanding our offerings to advertisers, exploring ancillary revenue sources such as digital video monitor advertising, third party branding, and the use of theatres for non-film events. In addition, we are able to use theatres during non-peak hours for concerts, sporting events, and other cultural events. Successful films released during the three months ended March 31, 2007 included Ghost Rider, Wild Hogs and 300. Film releases scheduled for the remainder of 2007 include the highly anticipated sequels Spider-Man 3, Shrek the Third, Pirates of the Caribbean: At World’s End, Harry Potter and the Order of the Phoenix, and the latest animated film from Pixar, Ratatouille. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios.
     Film rental costs are variable in nature and fluctuate with our admissions revenues. Film rental costs as a percentage of revenues are generally higher for periods in which more blockbuster films are released. Film rental costs can also vary based on the length of a film’s run. Generally, a film that runs for a longer period results in lower film rental costs as a percentage of revenues. Film rental rates are negotiated on a film-by-film and theatre-by-theatre basis. Advertising costs, which are expensed as incurred, are primarily fixed at the theatre level as daily movie directories placed in newspapers represent the largest component of advertising costs. The monthly cost of these advertisements is based on, among other things, the size of the directory and the frequency and size of the newspaper’s circulation.
     Concession supplies expense is variable in nature and fluctuates with our concession revenues. We purchase concession supplies to replace units sold. We negotiate prices for concession supplies directly with concession vendors and manufacturers to obtain bulk rates.
     Although salaries and wages include a fixed cost component (i.e. the minimum staffing costs to operate a theatre facility during non-peak periods), salaries and wages move in relation to revenues as theatre staffing is adjusted to address changes in attendance.
     Facility lease expense is primarily a fixed cost at the theatre level as most of our facility leases require a fixed monthly minimum rent payment. Certain of our leases are subject to percentage rent only while others are subject to percentage rent in addition to their fixed monthly rent if a target annual revenue level is achieved. Facility lease expense as a percentage of revenues is also affected by the number of theatres under operating leases versus the number of theatres under capital leases and the number of fee-owned theatres.
     Utilities and other costs include certain costs that are fixed such as property taxes, certain costs that are variable such as liability insurance, and certain costs that possess both fixed and variable components such as utilities, repairs and maintenance and security services.
Critical Accounting Policies
     We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating our reported condensed consolidated financial results, include the following:

Revenue and Expense Recognition
     Revenues are recognized when admissions and concession sales are received at the box office. Other revenues primarily consist of screen advertising. Screen advertising revenues are recognized over the period that the related advertising is delivered on-screen or in-theatre. We record proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognize admissions and concession revenue when a holder redeems the card or certificate. We recognize unredeemed gift cards and other advanced sale-type certificates as revenue only after such a period of time indicates, based on historical experience, the likelihood of redemption is remote, and based on applicable laws and regulations. In evaluating the likelihood of redemption, we consider the period outstanding, the level and frequency of activity, and the period of inactivity.
     Film rental costs are accrued based on the applicable box office receipts and either the mutually agreed upon firm terms established prior to the opening of the picture or estimates of the final mutually agreed upon settlement, which occurs at the conclusion of the picture run, subject to the film licensing arrangement. Estimates are based on the expected success of a film over the length of its run in theatres. The success of a film can typically be determined a few weeks after a film is released when initial box office performance of the film is known. Accordingly, final settlements typically approximate estimates since box office receipts are known at the time the estimate is made and the expected success of a film over the length of its run in theatres can typically be estimated early in the film’s run. The final film settlement amount is negotiated at the conclusion of the film’s run based upon how a film actually performs. If actual settlements are higher than those estimated, additional film rental costs are recorded at that time. We recognize advertising costs and any sharing arrangements with film distributors in the same accounting period. Our advertising costs are expensed as incurred.
     Facility lease expense is primarily a fixed cost at the theatre level as most of our facility leases require a fixed monthly minimum rent payment. Certain of our leases are subject to monthly percentage rent only, which is accrued each month based on actual revenues. Certain of our other theatres require payment of percentage rent in addition to fixed monthly rent if a target annual revenue level is achieved. Percentage rent expense is recorded for these theatres on a monthly basis if the theatre’s historical performance or forecasted performance indicates that the annual target will be reached. The estimate of percentage rent expense recorded during the year is based on a trailing twelve months of revenues. Once annual revenues are known, which is generally at the end of the year, the percentage rent expense is adjusted based on actual revenues.
     Theatre properties and equipment are depreciated using the straight-line method over their estimated useful lives. In estimating the useful lives of our theatre properties and equipment, we have relied upon our experience with such assets and our historical replacement period. We periodically evaluate these estimates and assumptions and adjust them as necessary. Adjustments to the expected lives of assets are accounted for on a prospective basis through depreciation expense.
Impairment of Long-Lived Assets
     We review long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We assess many factors including the following to determine whether to impair individual theatre assets:
•	actual theatre level cash flows;

•	future years budgeted theatre level cash flows;

•	theatre property and equipment carrying values;

•	goodwill carrying values;

•	amortizing intangible asset carrying values;

•	the age of a recently built theatre;

•	competitive theatres in the marketplace;

•	changes in foreign currency exchange rates;

•	the impact of recent ticket price changes;

•	available lease renewal options; and

•	other factors considered relevant in our assessment of impairment of individual theatre assets.

     Long-lived assets are evaluated for impairment on an individual theatre basis, which we believe is the lowest applicable level for which there are identifiable cash flows. The evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the possibility of renewal periods, for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, we then compare the carrying value of the asset group (theatre) with its estimated fair value. Fair values are determined based on a multiple of undiscounted cash flows, which was eight times for the evaluation performed as of March 31, 2007. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions.
Impairment of Goodwill and Intangible Assets
     We evaluate goodwill and tradename for impairment annually at fiscal year-end and any time events or circumstances indicate the carrying amount of the goodwill and intangible assets may not be fully recoverable. As a result of the NCM transaction discussed in Note 5, and more specifically the modification of the NCM Exhibitor Services Agreement, which significantly reduced the contractual amounts paid to us, we evaluated the carrying value of our goodwill as of March 31, 2007. We evaluate goodwill for impairment at the reporting unit level (generally a theatre) and have allocated goodwill to the reporting unit based on an estimate of its relative fair value. The evaluation is a two-step approach requiring us to compute the estimated fair value of a theatre and compare it with its carrying value. If the carrying value exceeds the estimated fair value, a second step is performed to measure the potential goodwill impairment. Fair values are determined based on a multiple of undiscounted cash flows, which was eight times for the evaluation performed as of March 31, 2007. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions. Our policy of allocating goodwill at the theatre level results in more volatile impairment charges on an annual basis due to changes in market conditions and box office performance and the resulting impact on individual theatres.
Acquisitions
     We account for acquisitions under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The purchase method requires that we estimate the fair value of the assets acquired and liabilities assumed and allocate consideration paid accordingly. For significant acquisitions, we obtain independent third party valuation studies for certain of the assets acquired and liabilities assumed to assist us in determining fair value. The estimation of the fair values of the assets acquired and liabilities assumed involves a number of estimates and assumptions that could differ materially from the actual amounts recorded.
Income Taxes
     We use an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not those assets will be realized. Income taxes are provided on unremitted earnings from foreign subsidiaries unless such earnings are expected to be indefinitely reinvested. Income taxes have also been provided for potential tax assessments. The related tax accruals are recorded in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”, and the recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in (1) an increase in a liability for income taxes payable or (2) a reduction of an income tax refund receivable or a reduction in a deferred tax asset or an increase in a deferred tax liability or both (1) and (2).
Recent Developments
Initial Public Offering
     On April 24, 2007, we completed our initial public offering. We sold 13,888,889 shares of our common stock and selling stockholders sold an additional 14,111,111 shares of common stock at a price of $17.955 ($19 per share less underwriting discounts). The selling stockholders have granted the underwriters a 30 day option to purchase up to an additional 2,800,000 shares of our common stock at a price of $17.955 ($19 per share less underwriting discounts). The net proceeds received (before expenses) by us were $249.4 million. We did not receive any proceeds from the sale of shares by the selling stockholders. We expect to use the net proceeds that we received from the offering to repurchase a portion of the outstanding 9 3/4 % senior discount notes or repay debt outstanding under the senior secured credit facility. The 9 3/4% senior discount notes are not currently subject to repurchase at our option. Accordingly, if we are unable to repurchase the 9 3/4% senior discount notes at acceptable prices, we will use the net proceeds to repay term loan debt outstanding under the senior secured credit facility.
Results of Operations
     On October 5, 2006, we completed our acquisition of Century Theatres, Inc. (“Century”). Results of operations for the three months ended March 31, 2006 do not reflect the inclusion of the Century theatres.

     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income:

	Three Months Ended
	March 31,
Operating data (in millions)	2007	2006
Revenues
Admissions	$244.0	$153.7
Concession	115.1	78.1
Other	18.9	14.2

Total revenues	$378.0	$246.0

Theatre operating costs (1)
Film rentals and advertising	$128.3	$78.9
Concession supplies	17.5	12.0
Salaries and wages	40.2	24.5
Facility lease expense	51.6	37.1
Utilities and other	44.2	32.1

Total theatre operating costs	$281.8	$184.6

Operating data as a percentage of revenues (2)
Revenues
Admissions	64.6%	62.5%
Concession	30.4%	31.7%
Other	5.0%	5.8%

Total revenues	100.0%	100.0%

Theatre operating costs (1) (2)
Film rentals and advertising	52.6%	51.3%
Concession supplies	15.2%	15.4%
Salaries and wages	10.6%	10.0%
Facility lease expense	13.7%	15.1%
Utilities and other	11.7%	13.0%
Total theatre operating costs	74.6%	75.0%

Average screen count (month end average)	4,481	3,340

Revenues per average screen (in dollars)	$84,356	$73,653

(1)	Excludes depreciation and amortization expense.

(2)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended March 31, 2007 and 2006
     Revenues. Total revenues increased $132.0 million to $378.0 million for the three months ended March 31, 2007 (“first quarter of 2007”) from $246.0 million for the three months ended March 31, 2006 (“first quarter of 2006”), representing a 53.7% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	International Operating
	U.S. Operating Segment			Segment			Consolidated
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31,			March 31,			March 31,
			%			%			%
	2007	2006	Change	2007	2006	Change	2007	2006	Change
Admissions revenues (in millions)	$197.5	$111.1	77.8%	$46.5	$42.6	9.2%	$244.0	$153.7	58.8%
Concession revenues (in millions)	$95.6	$60.3	58.5%	$19.5	$17.8	9.6%	$115.1	$78.1	47.4%
Other revenues (in millions) (1)	$12.7	$9.3	36.6%	$6.2	$4.9	26.5%	$18.9	$14.2	33.1%
Total revenues (in millions) (1)	$305.8	$180.7	69.2%	$72.2	$65.3	10.6%	$378.0	$246.0	53.7%
Attendance (in millions)	34.9	24.6	41.9%	14.3	13.9	2.9%	49.2	38.5	27.8%
Revenues per screen (in dollars) (1)	$86,771	$74,470	16.5%	$75,468	$71,490	5.6%	$84,356	$73,653	14.5%

(1)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 15 of our condensed consolidated financial statements.
•	Consolidated. The increase in admissions revenues of $90.3 million was attributable to a 27.8% increase in attendance from 38.5 million patrons for the first quarter of 2006 to 49.2 million patrons for the first quarter of 2007, which contributed $47.7 million, and a 24.3% increase in average ticket price from $3.99 for the first quarter of 2006 to $4.96 for the first quarter of 2007, which contributed $42.6 million. This increase included additional admissions revenues for the 77 Century theatres acquired during the fourth quarter of 2006. The increase in concession revenues of $37.0 million was attributable to the 27.8% increase in attendance, which contributed $25.7 million, and a 15.3% increase in concession revenues per patron from $2.03 for the first quarter of 2006 to $2.34 for the first quarter of 2007, which contributed $11.3 million. This increase included additional concession revenues for the 77 Century theatres acquired during the fourth quarter of 2006. The increase in attendance was primarily attributable to the additional attendance from the 77 Century theatres acquired and also due to the solid slate of films in the first quarter of 2007. The increases in average ticket price and concession revenues per patron were primarily due to the higher pricing structure at the 77 Century theatres acquired and price increases. The 33.1% increase in other revenues was primarily attributable to incremental screen advertising revenues resulting from the 77 Century theatres acquired.

•	U.S. The increase in admissions revenues of $86.4 million was attributable to a 41.9% increase in attendance from 24.6 million patrons for the first quarter of 2006 to 34.9 million patrons for the first quarter of 2007, which contributed $46.5 million, and a 25.3% increase in average ticket price from $4.51 for the first quarter of 2006 to $5.65 for the first quarter of 2007, which contributed $39.9 million. This increase included additional admissions revenues for the 77 Century theatres acquired during the fourth quarter of 2006. The increase in concession revenues of $35.3 million was attributable to the 41.9% increase in attendance, which contributed $25.3 million, and a 11.4% increase in concession revenues per patron from $2.45 for the first quarter of 2006 to $2.73 for the first quarter of 2007, which contributed $10.0 million. This increase included additional concession revenues for the 77 Century theatres acquired during the fourth quarter of 2006. The increase in attendance was primarily attributable to the additional attendance from the 77 Century theatres acquired and also due to the solid slate of films in the first quarter of 2007. The increases in average ticket price and concession revenues per patron were primarily due to the higher pricing structure at the 77 Century theatres acquired and price increases. The 36.6% increase in other revenues was primarily attributable to incremental screen advertising revenues resulting from the 77 Century theatres acquired.

• International. The increase in admissions revenues of $3.9 million was attributable to a 6.2% increase in average ticket price from $3.07 for the first quarter of 2006 to $3.26 for the first quarter of 2007, which contributed $2.8 million, and a 2.9% increase in attendance, which contributed $1.1 million. The increase in concession revenues of $1.7 million was attributable to a 7.0% increase in concession revenues per patron from $1.28 for the first quarter of 2006 to $1.37 for the first quarter of 2007, which contributed $1.3 million, and a 2.9% increase in attendance, which contributed $0.4 million. The increases in average ticket price and concession revenues per patron were primarily due to price increases. The increase in attendance was due to the solid slate of films in the first quarter of 2007 and new theatre openings.
   Theatre Operating Costs (excludes depreciation and amortization expense). Theatre operating costs were $281.8 million, or 74.6% of revenues, for the first quarter of 2007 compared to $184.6 million, or 75.0% of revenues, for the first quarter of 2006. The decrease, as a percentage of revenues, was primarily due to the increase in revenues and the fixed nature of some of our theatre operating costs, such as components of salaries and wages, facility lease expense, and utilities and other costs. The table below, presented by reportable operating segment, summarizes our year-over-year theatre operating costs.

			International Operating
	U.S. Operating Segment		Segment		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2007	2006	2007	2006	2007	2006
Film rentals and advertising	$105.5	$58.2	$22.8	$20.7	$128.3	$78.9
Concession supplies	12.5	7.6	5.0	4.4	$17.5	$12.0
Salaries and wages	34.3	19.2	5.9	5.3	$40.2	$24.5
Facility lease expense	39.9	26.0	11.7	11.1	$51.6	$37.1
Utilities and other	34.3	23.0	9.9	9.1	$44.2	$32.1

Total theatre operating costs	$226.5	$134.0	$55.3	$50.6	$281.8	$184.6

• Consolidated. Film rentals and advertising costs were $128.3 million, or 52.6% of admissions revenues, for the first quarter of 2007 compared to $78.9 million, or 51.3% of admissions revenues, for the first quarter of 2006. The increase in film rentals and advertising costs of $49.4 million is due to increased admissions revenues, which contributed $47.2 million, and an increase in our film rental and advertising rate, which contributed $2.2 million. This increase was primarily attributable to the incremental film rentals and advertising costs for the 77 Century theatres acquired during the fourth quarter of 2006. The increase in film rentals and advertising costs as a percentage of admissions revenues was due to higher film rental rates on certain films in the first quarter of 2007 compared with the first quarter of 2006. Concession supplies expense was $17.5 million, or 15.2% of concession revenues, for the first quarter of 2007, compared to $12.0 million, or 15.4% of concession revenues, for the first quarter of 2006. The increase in concession supplies expense of $5.5 million is primarily due to increased concession revenues related to the 77 Century theatres acquired during the fourth quarter of 2006.
Salaries and wages increased to $40.2 million for the first quarter of 2007 from $24.5 million for the first quarter of 2006 primarily due to the additional salaries and wages related to the 77 Century theatres acquired. Facility lease expense increased to $51.6 million for the first quarter of 2007 from $37.1 million for the first quarter of 2006 primarily due to the additional facility lease expense related to the 77 Century theatres acquired and also due to increased percentage rent related to the increased revenues. Utilities and other costs increased to $44.2 million for the first quarter of 2007 from $32.1 million for the first quarter of 2006 primarily due to the additional costs related to the 77 Century theatres acquired.
• U.S. Film rentals and advertising costs were $105.5 million, or 53.4% of admissions revenues, for the first quarter of 2007 compared to $58.2 million, or 52.4% of admissions revenues, for the first quarter of 2006. The increase in film rentals and advertising costs of $47.3 million is due to increased admissions revenues, which contributed $45.2 million, and an increase in our film rentals and advertising rate, which contributed $2.1 million. This increase was primarily attributable to the incremental film rentals and advertising costs for the 77 Century theatres acquired during the fourth quarter of 2006. The increase in film rentals and advertising costs as a percentage of admissions revenues was due to higher film rental rates on certain films in the first quarter of 2007 compared with the first quarter of 2006. Concession supplies expense was $12.5 million, or 13.1% of concession revenues, for the first quarter of 2007 compared to $7.6 million, or 12.6% of concession revenues, for the first quarter of 2006. The increase in concession supplies expense of $4.9 million is primarily due to increased concession revenues related to the 77 Century theatres acquired during the fourth quarter of 2006.
Salaries and wages increased to $34.3 million for the first quarter of 2007 from $19.2 million for the first quarter of 2006 primarily due to the additional salaries and wages related to the 77 Century theatres acquired. Facility lease expense increased to $39.9 million for the first quarter of 2007 from $26.0 million for the first quarter of 2006 primarily due to the additional facility lease expense related to the 77 Century theatres acquired and also due to increased percentage rent related to increased revenues. Utilities and other costs increased to $34.3 million for the first quarter of 2007 from $23.0 million for the first quarter of 2006 primarily due to the additional costs related to the 77 Century theatres acquired.
• International. Film rentals and advertising costs were $22.8 million, or 49.0% of admissions revenues, for the first quarter of 2007 compared to $20.7 million, or 48.6% of admissions revenues, for the first quarter of 2006. The increase in film rentals and advertising costs is primarily due to increased admissions revenues. Concession supplies expense was $5.0 million, or 25.6% of concession revenues, for the first quarter of 2007 compared to $4.4 million, or 24.7% of concession revenues, for the first quarter of 2006. The increase in concession supplies expense is primarily due to increased concession revenues.
Salaries and wages increased to $5.9 million for the first quarter of 2007 from $5.3 million for the first quarter of 2006 primarily due to the increase in attendance and new theatre openings. Facility lease expense increased to $11.7 million for the first quarter of 2007 from $11.1 million for the first quarter of 2006 primarily due to increased percentage rent related to increased revenues and new theatre openings. Utilities and other costs increased to $9.9 million for the first quarter of 2007 from $9.1 million for the first quarter of 2006 primarily due to new theatre openings.
     General and Administrative Expenses. General and administrative expenses increased to $18.7 million for the first quarter of 2007 from $14.1 million for the first quarter of 2006. The increase was primarily due to increased salaries, incentive compensation expenses, and increased service charges related to credit card activity, all of which increased, in part, as a result of the Century Acquisition.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable leases, was $37.8 million for the first quarter of 2007 compared to $21.7 million for the first quarter of 2006 primarily due to the 77 Century theatres acquired.
     Impairment of Long-Lived Assets. As a result of the modification to the NCM Exhibitor Services Agreement during the first quarter of 2007, we performed a goodwill impairment evaluation on all of our U.S. theatres. We recorded asset impairment charges on assets held and used of $49.7 million for the first quarter of 2007 compared to $0.3 million during the first quarter of 2006. Impairment charges for the first quarter of 2007 consisted of $6.4 million of theatre properties, $40.8 million of goodwill associated with theatre properties and $2.5 million of intangible assets associated with theatre properties. We record goodwill at the theatre level, which results in more volatile impairment charges on an annual basis due to changes in market conditions and box office performance and the resulting impact on individual theatres. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions. See notes 5, 10 and 11 to our condensed consolidated financial statements. See also discussion of Gain on NCM Transaction.
     Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $0.3 million during the first quarter of 2007 compared to $0.7 million during the first quarter of 2006.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, was $41.5 million for the first quarter of 2007 compared to $22.4 million for the first quarter of 2006. The increase was primarily due to the increased long-term debt related to the financing of the Century Acquisition during the fourth quarter of 2006.
     Loss on Early Retirement of Debt. We recorded a loss on early retirement of debt of $7.8 million during the first quarter of 2007, which consisted of tender offer repurchase costs, including premiums paid and other fees, and the write-off of unamortized debt issue costs, partially offset by the write-

off of the unamortized bond premium, associated with the repurchase of $332.0 million aggregate principal amount of our 9% senior subordinated notes on March 20, 2007. See Note 8 to our condensed consolidated financial statements.
     Gain on NCM Transaction. We recorded a gain of $210.8 million on the sale of a portion of our equity investment in NCM in conjunction with the initial public offering of NCM, Inc. during the first quarter of 2007. Our ownership interest in NCM was reduced from approximately 25% to approximately 14% as part of this sale of stock in the offering. See Note 5 to our condensed consolidated financial statements.
     Income Taxes. Income tax expense of $35.4 million was recorded for the first quarter of 2007 compared to $(3.1) million recorded for the first quarter of 2006. The effective tax rate was 23.0% for the first quarter of 2007. See Note 6 to our condensed consolidated financial statements.
Liquidity and Capital Resources
     Operating Activities
     We primarily collect our revenues in cash, mainly through box office receipts and the sale of concession supplies. In addition, a majority of our theatres provide the patron a choice of using a credit card, in place of cash, which we convert to cash over a range of one to six days. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities was $161.2 million for the three months ended March 31, 2007 compared to cash used for operating activities of $1.6 million for the three months ended March 31, 2006. The increase in cash provided by operating activities is primarily due to the proceeds received from NCM for the modification of our Exhibitor Services Agreement with NCM during the three months ended March 31, 2007. See Note 5 to our condensed consolidated financial statements for further discussion of the NCM Transaction.
     Since the issuance of the 9 3/4% senior discount notes on March 31, 2004, interest has accreted rather than been paid in cash, which has benefited our operating cash flows for the periods presented. Interest will be paid in cash commencing September 15, 2009, at which time our operating cash flows will be impacted by these cash payments.
     Investing Activities
     Our investing activities have been principally related to the development and acquisition of additional theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash provided by investing activities was $191.1 million for the three months ended March 31, 2007 compared to cash used for investing activities of $27.9 million for the three months ended March 31, 2006. The increase in cash provided by investing activities is primarily due to the proceeds received as a result of the sale of a portion of our investment in NCM. See Note 5 to our condensed consolidated financial statements for further discussion of the NCM Transaction
     Capital expenditures for the three months ended March 31, 2007 and 2006 were as follows (in millions):

	New	Existing
Period	Theatres	Theatres		Total
Three Months Ended March 31, 2007	$21.7	$10.4	(1)	$32.1
Three Months Ended March 31, 2006	$16.6	$11.6	(2)	$28.2

(1)	Includes approximately $2.7 million of expenditures related to the rollout of digital technology for NCM advertising to the Century theatres acquired.

(2)	Includes approximately $7.8 million of expenditures related to the rollout of digital technology for NCM advertising.
     We continue to expand our U.S. theatre circuit. At March 31, 2007, we had signed commitments to open 13 new theatres with 200 screens in domestic markets during 2007 and open 9 new theatres with 138 screens subsequent to 2007. We estimate the remaining capital expenditures for the development of these 338 domestic screens will be approximately

$125.0 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
     We also continue to expand our international theatre circuit. At March 31, 2007, we had signed commitments to open five new theatres with 34 screens in international markets during 2007 and open three new theatres with 28 screens subsequent to 2007. We estimate the remaining capital expenditures for the development of these 62 international screens will be approximately $30.0 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
     We plan to fund capital expenditures for our continued development with cash flow from operations, borrowings under our new senior secured credit facility, subordinated note borrowings, proceeds from sale leaseback transactions and/or sales of excess real estate.
     Financing Activities
     On March 6, 2007, we commenced an offer to purchase for cash, on the terms and subject to the conditions set forth in an Offer to Purchase and Consent Solicitation Statement, any and all of our 9% senior subordinated notes, of which $332.2 million aggregate principal amount remained outstanding. In connection with the tender offer, we solicited consents for certain proposed amendments to the indenture to remove substantially all restrictive covenants and certain events of default provisions. On March 20, 2007, the early settlement date, approximately $332.0 million aggregate principal amount of the 9% senior subordinated notes were tendered and repurchased by us for approximately $360.2 million including accrued interest and premiums paid. We funded the repurchase with the net proceeds received from the NCM Transaction.
     On March 20, 2007, we and the Bank of New York Trust Company, N.A.. as trustee to the Indenture dated February 11, 2003, executed the Fourth Supplemental Indenture. The Fourth Supplemental Indenture became effective on March 20, 2007 and it amends the Indenture by eliminating substantially all restrictive covenants and certain events of default provisions.
     On April 3, 2007, we repurchased an additional $66,000 aggregate principal amount of the 9% senior subordinated notes tendered after the early settlement date.
     Cash used for financing activities was $336.5 million for the three months ended March 31, 2007 compared to $2.2 million for the three months ended March 31, 2006. The increase in cash used for financing activities was primarily due to the repurchase of $332 million aggregate principal amount of our 9% senior subordinated notes.
     We may from time to time, subject to compliance with our debt instruments, purchase on the open market our debt securities depending upon the availability and prices of such securities. Long-term debt consisted of the following as of March 31, 2007 and December 31, 2006:

		December 31,
	March 31, 2007	2006
Cinemark, Inc. 9 3/4% senior discount notes due 2014	$444,522	$434,073
Cinemark USA, Inc. term loan	1,114,400	1,117,200
Cinemark USA, Inc. 9% senior subordinated notes due 2013	250	350,820
Other long-term debt	8,728	9,560

Total long-term debt	1,567,900	1,911,653
Less current portion	14,047	14,259

Long-term debt, less current portion	$1,553,853	$1,897,394

     As of March 31, 2007, we had borrowings of $1,114.4 million outstanding on the term loan under our new senior secured credit facility, $444.5 million accreted amount outstanding under our 9 3/4% senior discount notes and approximately $0.2 million aggregate principal amount outstanding under the 9% senior subordinated notes, respectively, and had $149.9 million in available borrowing capacity under our revolving credit facility. We were in full compliance with all covenants governing our outstanding debt at March 31, 2007.
     During March 2007, we entered into two interest rate swap agreements with effective dates of August 13, 2007 and terms of five years each. The interest rate swaps were designated to hedge approximately $500.0 million of our variable rate debt obligations. Under the terms of the interest rate swap agreements, we pay fixed rates of 4.918% and 4.922% on $375.0 million and $125.0 million, respectively, of variable rate debt and receive interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the three-month period following the reset date. No premium or discount was incurred upon us entering into the interest rate swaps because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were consummated. The interest rate swaps qualify for cash flow hedge accounting treatment in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as such, we have effectively hedged our exposure to variability in the future cash flows attributable to the 3-month LIBOR on approximately $500.0 million of debt. The change in the fair values of the interest rate swaps is recorded on our condensed consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings.
     As of March 31, 2007, our long-term debt obligations, scheduled interest payments on long-term debt, future minimum lease obligations under non-cancelable operating and capital leases, scheduled interest payments under capital leases, outstanding letters of credit, obligations under employment agreements and purchase commitments for each period indicated are summarized as follows:

	Payments Due by Period
	(in millions)
		Less Than	1 - 3	4 - 5	After
Contractual Obligations	Total	One Year	Years	Years	5 Years
Long-term debt [1]	$1,659.0	$14.0	$27.6	$23.2	$1,594.2
Scheduled interest payments on long-term debt [2]	$632.4	69.4	163.9	236.4	162.7
Operating lease obligations	$2,002.6	164.9	333.8	319.2	1,184.7
Capital lease obligations	$115.0	3.8	9.1	10.5	91.6
Scheduled interest payments on capital leases	$115.9	12.3	23.2	21.1	59.3
Letters of credit	$0.1	0.1	—	—	—
Employment agreements	$6.2	3.1	3.1	—	—
Purchase commitments [3]	$165.3	68.4	95.9	0.5	0.5

Total obligations	$4,696.5	$336.0	$656.6	$610.9	$3,093.0

[1]	Includes the 9 3/4% senior discount notes in the aggregate principal amount at maturity of $535.6 million.

[2]	Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates in effect on March 31, 2007. The average interest rates on our fixed rate and variable rate debt were 7.4% and 7.3%, respectively, as of March 31, 2007.

[3]	Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of March 31, 2007.
     Cinemark, Inc. 9 3/4% Senior Discount Notes
     On March 31, 2004, Cinemark, Inc. issued approximately $577.2 million aggregate principal amount at maturity of 9 3/4% senior discount notes due 2014. Interest on the notes accretes until March 15, 2009 up to their aggregate principal amount. Cash interest will accrue and be payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2009. Due to Cinemark, Inc.’s holding company status, payments of principal and interest under these notes will be dependent on loans, dividends and other payments from its subsidiaries. Cinemark, Inc. may redeem all or part of the 9 3/4% senior discount notes on or after March 15, 2009.
     On September 22, 2005, Cinemark, Inc. repurchased $1.8 million aggregate principal amount at maturity of its 9 3/4% senior discount notes as part of an open market purchase for approximately $1.3 million, including accreted interest. During May 2006, as part of four open market purchases, Cinemark, Inc. repurchased $39.8 million aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $31.7 million, including accreted interest of $5.4 million. Cinemark, Inc. funded these transactions with available cash from its operations.
     As of March 31, 2007, the accreted principal balance of the notes was approximately $444.5 million and the aggregate principal amount at maturity will be approximately $535.6 million.
     The indenture governing the 9 3/4% senior discount notes contains covenants that limit, among other things, dividends, transactions with affiliates, investments, sales of assets, mergers, repurchases of our capital stock, liens and additional indebtedness. The dividend restriction contained in the indenture prevents Cinemark, Inc. from paying a dividend or otherwise distributing cash to its stockholders unless (1) it is not in default, and the distribution would not cause it to be in default, under the indenture; (2) it would be able to incur at least $1.00 more of indebtedness without the ratio of its consolidated cash flow to its fixed charges (each as defined in the indenture, and calculated on a pro forma basis for the most recently ended four full fiscal quarters for which internal financial statements are available, using certain assumptions and modifications specified in the indenture, and including the additional indebtedness then being incurred) falling below two to one (the “senior notes debt incurrence ratio test”); and (3) the aggregate amount of distributions made since March 31, 2004, including the distribution proposed, is less than the sum of (a) half of its consolidated net income (as defined in the indenture) since February 11, 2003, (b) the net proceeds to it from the issuance of stock since April 2, 2004, and (c) certain other amounts specified in the indenture, subject to certain adjustments specified in the indenture. The dividend restriction is subject to certain exceptions specified in the indenture.
     Upon certain specified types of change of control of Cinemark, Inc., Cinemark, Inc. would be required under the indenture to make an offer to repurchase all of the 9 3/4% senior discount notes at a price equal to 101% of the accreted value of the notes plus accrued and unpaid interest, if any, through the date of repurchase.
     New Senior Secured Credit Facility
     On October 5, 2006, in connection with the Century Acquisition, the Company’s wholly-owned subsidiary, Cinemark USA, Inc., entered into a new senior secured credit facility. The new senior secured credit facility provides for a seven year term loan of $1.12 billion and a $150 million revolving credit line that matures in six years unless our 9% senior subordinated notes have not been refinanced by August 1, 2012 with indebtedness that matures no earlier than seven and one-half years after the closing date of the new senior secured credit facility, in which case the maturity date of the revolving credit line becomes August 1, 2012. The net proceeds of the term loan were used to finance a portion of the $531.2 million cash portion of the Century Acquisition, repay in full the $253.5 million outstanding under the former senior secured credit facility, repay $360.0 million of existing indebtedness of Century and to pay for related fees and expenses. The revolving credit line was left undrawn at closing. The revolving credit line is used for our general corporate purposes.
     At March 31, 2007, there was $1,114.4 million outstanding under the new term loan and no borrowings outstanding under the new revolving credit line. Approximately $149.9 million was available for borrowing under the new revolving credit line, giving effect to a $69,000 letter of credit outstanding. The average interest rate on outstanding borrowings under the new senior secured credit facility at March 31, 2007 was 6.2% per annum.
     Under the term loan, principal payments of $2.8 million are due each calendar quarter beginning December 31, 2006 through September 30, 2012 and increase to $263.2 million each calendar quarter from December 31, 2012 to maturity at October 5, 2013. Prior to the amendment to the senior secured credit facility discussed below, the term loan accrued interest, at Cinemark USA, Inc.’s option, at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.75% to 1.00% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.75% to 2.00% per annum, in each case as adjusted pursuant to Cinemark USA, Inc.’s corporate credit rating. Borrowings under the revolving credit line bear interest, at Cinemark USA, Inc.’s option, at: (A) a base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5 and (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.50% to 1.00% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.50% to 2.00% per annum, in each case as adjusted pursuant to Cinemark USA, Inc.’s consolidated net senior secured leverage ratio as defined in the credit agreement. Cinemark USA, Inc. is required to pay a commitment fee calculated at the rate of 0.50% per annum on the average daily unused portion of the new revolving credit line, payable quarterly in arrears, which rate decreases to 0.375% per annum for any fiscal quarter in which Cinemark USA, Inc.’s consolidated net senior secured leverage ratio on the last day of such fiscal quarter is less than 2.25 to 1.0.
     On March 14, 2007, Cinemark USA, Inc. amended its new senior secured credit facility to, among other things, modify the interest rate on the term loans under the new senior secured credit facility, modify certain prepayment terms and covenants, and facilitate the tender offer for the 9% senior subordinated notes. The term loans now accrue interest, at Cinemark USA, Inc.’s option, at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.50% to 0.75% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.50% to 1.75%, per annum. In each case, the margin is a function of the corporate credit rating applicable to the borrower. The interest rate on the revolving credit line was not amended. Additionally, the amendment removed any obligation to prepay amounts outstanding under the new senior secured credit facility in an amount equal to the amount of the net cash proceeds received from the NCM transaction or from excess cash flows, and imposed a 1% prepayment premium for one year on certain prepayments of the term loans.
     Cinemark USA, Inc.’s obligations under the new senior secured credit facility are guaranteed by Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., and certain of Cinemark USA, Inc.’s domestic subsidiaries and are secured by mortgages on certain fee and leasehold properties and security interests in substantially all of Cinemark USA, Inc.’s and the guarantors’ personal property, including, without limitation, pledges of all of Cinemark USA, Inc.’s capital stock, all of the capital stock of Cinemark, Inc., CNMK Holding, Inc. and certain of Cinemark USA, Inc.’s domestic subsidiaries and 65% of the voting stock of certain of its foreign subsidiaries.
     The new senior secured credit facility contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on Cinemark USA, Inc.’s ability, and in certain instances, its subsidiaries’ and Cinemark Holdings, Inc.’s, Cinemark, Inc.’s and CNMK Holding, Inc.’s ability, to consolidate or merge or liquidate, wind up or dissolve; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends, repurchase stock and voluntarily repurchase or redeem the 9 3/4% senior discount notes; and make capital expenditures and investments. The new senior secured credit facility also requires Cinemark USA, Inc. to satisfy a consolidated net senior secured leverage ratio covenant as determined in accordance with the new senior secured credit facility. The dividend restriction contained in the new senior secured credit facility prevents us and any of our subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) we are not in default, and the distribution would not cause us to be in default, under the new senior secured credit facility; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since October 5, 2006, including the distribution currently proposed, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since October 5, 2006, (b) Cinemark USA, Inc.’s consolidated EBITDA minus two times its consolidated interest expense, each as defined in the new senior secured credit facility, since October 1, 2006, (c) $150,000,000 and (d) certain other amounts specified in the new senior secured credit facility, subject to certain adjustments specified in the new senior secured credit facility. The dividend restriction is subject to certain exceptions specified in the new senior secured credit facility.
     The new senior secured credit facility also includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, certain types of change of control, material money judgments and failure to maintain subsidiary guarantees. If an event of default occurs, all commitments under the new senior secured credit facility may be terminated and all obligations under the new senior secured credit facility could be accelerated by the lenders, causing all loans outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable. The Cinemark Holdings, Inc. initial public offering is not considered a change of control under the new senior secured credit facility.

     Cinemark USA, Inc. 9% Senior Subordinated Notes
     On February 11, 2003, Cinemark USA, Inc. issued $150 million aggregate principal amount of 9% senior subordinated notes due 2013 and on May 7, 2003, Cinemark USA, Inc. issued an additional $210 million aggregate principal amount of 9% senior subordinated notes due 2013, collectively referred to as the 9% senior subordinated notes. Interest is payable on February 1 and August 1 of each year.
     On April 6, 2004, as a result of the MDP Merger and in accordance with the terms of the indenture governing the 9% senior subordinated notes, Cinemark USA, Inc. made a change of control offer to purchase the 9% senior subordinated notes at a purchase price of 101% of the aggregate principal amount. Approximately $17.8 million aggregate principal amount of the 9% senior subordinated notes were tendered. The payment of the change of control price was funded with available cash by Cinemark USA, Inc. on June 1, 2004.
     During May 2006, as part of three open market purchases, Cinemark USA, Inc. repurchased $10.0 million aggregate principal amount of its 9% senior subordinated notes for approximately $11.0 million, including accrued and unpaid interest. The transactions were funded by Cinemark USA, Inc. with available cash from operations.
     On March 6, 2007, Cinemark USA, Inc. commenced an offer to purchase for cash any and all of its then outstanding $332.2 million aggregate principal amount of 9% senior subordinated notes. In connection with the tender offer, Cinemark USA, Inc. solicited consents for certain proposed amendments to the indenture to remove substantially all restrictive covenants and certain events of default provisions. On March 20, 2007, the early settlement date, Cinemark USA, Inc. repurchased $332.0 million aggregate principal amount of 9% senior subordinated notes and executed a supplemental indenture removing substantially all of the restrictive covenants and certain events of default. Cinemark USA, Inc. used the proceeds from the NCM transaction and cash on hand to purchase the 9% senior subordinated notes tendered pursuant to the tender offer and consent solicitation.
     On March 20, 2007, we and the Bank of New York Trust Company, N.A.. as trustee to the Indenture dated February 11, 2003, executed the Fourth Supplemental Indenture. The Fourth Supplemental Indenture became effective on March 20, 2007 and it amends the Indenture by eliminating substantially all restrictive covenants and certain events of default provisions.
     As of March 31, 2007, Cinemark USA, Inc. had outstanding approximately $0.2 million aggregate principal amount of 9% senior subordinated notes. Cinemark USA, Inc. may redeem the remaining 9% senior subordinated notes on or after February 1, 2008.
     On April 3, 2007, the Company repurchased an additional $66,000 aggregate principal amount of the 9% senior subordinated notes tendered after the early settlement date.
Seasonality
     Our revenues have historically been seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, the most successful motion pictures have been released during the summer, extending from Memorial Day to Labor Day, and during the holiday season, extending from Thanksgiving through year-end. The unexpected emergence of a hit film during other periods can alter this seasonality trend. The timing of such film releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or for the same period in the following year.

Cautionary Statement Regarding Forward-Looking Statements
     This quarterly report on Form 10-Q includes “forward-looking statements” based on our current expectations, assumptions, estimates, and projections about our and our subsidiaries’ business and industry. We intend that this quarterly report be governed by the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 (the “PSLR Act”) with respect to statements that may be deemed to be forward-looking statements under the PSLR Act. They include statements relating to:
•	future revenues, expenses and profitability;

•	the future development and expected growth of our business;

•	projected capital expenditures;

•	attendance at movies generally, or in any of the markets in which we operate;

•	the number or diversity of popular movies released;

•	our ability to successfully license and exhibit popular films;

•	competition from other exhibitors; and

•	determinations in lawsuits in which we are a defendant.
     You can identify forward-looking statements by the use of words such as “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions which are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. In evaluating these forward-looking statements, you should carefully consider the risks and uncertainties described in this report. These forward-looking statements reflect our view only as of the date of this report. Actual results could differ materially from those indicated by such forward-looking statements due to a number of factors. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We undertake no current obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have exposure to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices.
Interest Rate Risk
     We are currently party to variable rate debt facilities. An increase or decrease in interest rates would affect interest costs relating to our variable rate debt facilities. At March 31, 2007, there was an aggregate of approximately $623.1 million of variable rate debt outstanding under these facilities. Based on the interest rate levels in effect on the variable rate debt outstanding at March 31, 2007, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $6.2 million.
     During March 2007, we entered into two interest rate swap agreements with effective dates of August 13, 2007 and terms of five years each. The interest rate swaps were designated to hedge approximately $500.0 million of our variable rate debt obligations. Under the terms of the interest rate swap agreements, we pay fixed rates of 4.918% and 4.922% on $375.0 million and $125.0 million, respectively, of variable rate debt and receive interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the three-month period following the reset date. No premium or discount was incurred upon us entering into the interest rate swaps because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were consummated. The interest rate swaps qualify for cash flow hedge accounting treatment in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as such, we have effectively hedged our exposure to variability in the future cash flows attributable to the 3-month LIBOR on approximately $500.0 million of debt. The change in the fair values of the interest rate swaps is recorded on our condensed consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings.

     The tables below provide information about our fixed rate and variable rate long-term debt agreements as of March 31, 2007 and December 31, 2006:

	Expected Maturity as of March 31, 2007
	(in millions)
									Average
								Fair	Interest
	2008	2009	2010	2011	2012	Thereafter	Total	Value	Rate
Fixed rate (1)	$0.1	$—	$—	$—	$—	$1,035.8	$1,035.9	$993.1	7.4%
Variable rate	13.9	14.8	12.8	12.0	11.2	558.4	623.1	629.8	7.3%

Total debt	$14.0	$14.8	$12.8	$12.0	$11.2	$1,594.2	$1,659.0	$1,622.9

	Expected Maturity as of December 31, 2006
	(in millions)
									Average
								Fair	Interest
	2007	2008	2009	2010	2011	Thereafter	Total	Value	Rate
Fixed rate	$0.1	$—	$—	$—	$—	$886.4	$886.5	$812.1	9.5%
Variable rate	14.2	14.9	12.8	12.4	11.2	1,061.2	1,126.7	1,146.8	7.4%

Total debt	$14.3	$14.9	$12.8	$12.4	$11.2	$1,947.6	$2,013.2	$1,958.9

(1)	Includes $500.0 million of the Cinemark USA, Inc. term loan, which represents the debt hedged with the Company’s interest rate swap agreements.
Foreign Currency Exchange Rate Risk
     We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and construction interior finish items and other operating supplies used by our international subsidiaries. Principally all the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. Generally accepted accounting principles in the U.S. require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, generally accepted accounting principles in the U.S. require that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations result in us reporting exchange gains (losses) or foreign currency translation adjustments relating to our international subsidiaries depending on the inflationary environment of the country in which we operate. Based upon our equity ownership in our international subsidiaries as of March 31, 2007, holding everything else constant, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the net fair value of our investments in our international subsidiaries by approximately $31 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We have established a system of controls and other procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer and Chief Financial Officer for the period covered by this report. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in alerting them in a timely basis to material information relating to the Company and its consolidated subsidiaries required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls
     There have been no material changes in our system of internal controls or in other factors that could significantly affect internal controls within the period covered by this report.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Previously reported under “Business – Legal Proceedings” in the Company’s Form 424B1 filed April 24, 2007.
Item 1A. Risk Factors
     There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Company’s Form 424B1 filed April 24, 2007.

Item 6. Exhibits

Number	Exhibit Title
2.1	Stock Contribution and Exchange Agreement, dated as of August 7, 2006, by and between Cinemark Holdings, Inc., Cinemark, Inc., Syufy Enterprises, LP and Century Theatres Holdings, LLC (incorporated by reference to Exhibit 10.2 to Cinemark USA, Inc.’s Current Report on Form 8-K, File No. 033-47040, filed August 11, 2006).

2.2	Contribution and Exchange Agreement, dated as of August 7, 2006, by and among Cinemark Holdings, Inc. and Lee Roy Mitchell, The Mitchell Special Trust, Alan W. Stock, Timothy Warner, Robert Copple, Michael Cavalier, Northwestern University, John Madigan, Quadrangle Select Partners LP, Quadrangle Capital Partners A LP, Madison Dearborn Capital Partners IV, L.P., K&E Investment Partners, LLC — 2004-B-DIF, Piola Investments Ltd., Quadrangle (Cinemark) Capital Partners LP and Quadrangle Capital Partners LP (incorporated by reference to Exhibit 10.3 to Cinemark USA, Inc.’s Current Report on Form 8-K, File No. 033-47040, filed August 11, 2006).

3.1	Second Amended and Restated Certificate of Incorporation of Cinemark Holdings, Inc. filed with the Delaware Secretary of State on April 9, 2007 (incorporated by reference to Exhibit 3.1 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 9, 2007).

3.2(a)	Amended and Restated Bylaws of Cinemark Holdings, Inc., dated April 9, 2007 (incorporated by reference to Exhibit 3.2 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 9, 2007).

3.2(b)	First Amendment to the Amended and Restated Bylaws of Cinemark Holdings, Inc., dated April 16, 2007 (incorporated by reference to Exhibit 3.2(b) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 19, 2007).

4.1	Specimen stock certificate of Cinemark Holdings, Inc. (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 9, 2007).

4.2(a)	Indenture, dated as of March 31, 2004, between Cinemark, Inc. and The Bank of New York Trust Company, N.A. governing the 9 3/4% senior discount notes issued thereunder (incorporated by reference to Exhibit 4.2(a) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

4.2(b)	Form of 9 3/4% senior discount notes (contained in the indenture listed as Exhibit 4.2(a) above) (incorporated by reference to Exhibit 4.2(b) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

4.3(a)	Indenture, dated as of February 11, 2003, between Cinemark USA, Inc. and The Bank of New York Trust Company of Florida, N.A. governing the 9% senior subordinated notes issued thereunder (incorporated by reference to Exhibit 10.2(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 19, 2003).

4.3(b)	First Supplemental Indenture, dated as of May 7, 2003, between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference from Exhibit 4.2(i) to Cinemark USA, Inc.’s Registration Statement on Form S-4/A, File No. 333-104940, filed May 28, 2003).

4.3(c)	Second Supplemental Indenture dated as of November 11, 2004, between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-047040, filed March 28, 2005).

4.3(d)	Third Supplemental Indenture, dated as of October 5, 2006, among Cinemark USA, Inc., the subsidiaries of Cinemark USA, Inc. named therein, and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.7 to Cinemark USA, Inc.’s Current Report on Form 8-K, File No. 033-47040, filed October 12, 2006).

4.3(e)	Fourth Supplemental Indenture, dated March 20, 2007, among Cinemark USA, Inc. and the subsidiaries of Cinemark USA, Inc. named therein, and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, File No. 033-47040, filed by Cinemark USA, Inc. on March 26, 2007).

4.3(f)	Form of 9% Senior Subordinated Note, Due 2013 (contained in the Indenture listed as Exhibit 4.3(a) above) (incorporated by reference to Exhibit 10.2(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 19, 2003).

4.4	Stockholders Agreement, dated as of August 7, 2006, effective October 5, 2006, by and among Cinemark Holdings, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 4.4 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed February 1, 2007).

4.5	Registration Agreement, dated as of August 7, 2006, effective October 5, 2006, by and among Cinemark Holdings, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 4.5 to Cinemark Holdings Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed February 1, 2007).

4.6	Director Nomination Agreement, effective as of April 27, 2006, by and among Cinemark Holdings, Inc. and certain stockholders (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed May 3, 2007).

10.1(a)	Management Agreement, dated December 10, 1993, between Laredo Theatre, Ltd. and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1994).

Number	Exhibit Title
10.1(b)	First Amendment to Management Agreement of Laredo Theatre, Ltd., effective as of December 10, 2003, between CNMK Texas Properties, Ltd. (successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(d) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

+10.2(a)	Amended and Restated Agreement to Participate in Profits and Losses, dated as of March 12, 2004, between Cinemark USA, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

+10.2(b)	Termination Agreement to Amended and Restated Agreement to Participate in Profits and Losses, dated as of May 3, 2007 by and between Cinemark USA, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed May 3, 2007).

10.3	License Agreement, dated December 10, 1993, between Laredo Joint Venture and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1994).

10.4(a)	Tax Sharing Agreement, between Cinemark USA, Inc. and Cinemark International, L.L.C. (f/k/a Cinemark II, Inc.), dated as of June 10, 1992 (incorporated by reference to Exhibit 10.22 to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1993).

10.4(b)	Tax Sharing Agreement, dated as of July 28, 1993, between Cinemark USA, Inc. and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.10 to Cinemark Mexico (USA)’s Registration Statement on Form S-4, File No. 033-72114, filed on November 24, 1993).

+10.5(a)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.14(a) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

+10.5(b)	First Amendment to Employment Agreement, effective as of December 12, 2006, by and between Cinemark, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.1 to Cinemark, Inc.’s Current Report on Form 8-K, File No. 001-31372, filed December 18, 2006).

+10.5(c)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Alan Stock (incorporated by reference to Exhibit 10.14(b) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

+10.5(d)	First Amendment to Employment Agreement, effective as of December 12, 2006, by and between Cinemark, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to Cinemark, Inc.’s Current Report on Form 8-K, File No. 001-31372, filed December 18, 2006).

+10.5(e)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Timothy Warner (incorporated by reference to Exhibit 10.14(c) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

+10.5(f)	First Amendment to Employment Agreement, effective as of December 12, 2006, by and between Cinemark, Inc. and Timothy Warner (incorporated by reference to Exhibit 10.3 to Cinemark, Inc.’s Current Report on Form 8-K, File No. 001-31372, filed December 18, 2006).

+10.5(g)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Robert Copple (incorporated by reference to Exhibit 10.14(d) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

+10.5(h)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.14(e) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

+10.5(i)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tandy Mitchell (incorporated by reference to Exhibit 10.14(f) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

+10.5(j)	First Amendment to Employment Agreement, dated January 25, 2007, between Cinemark, Inc. and Robert Copple (incorporated by reference to Exhibit 10.5(j) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No 333-140390, filed February 1, 2007).

10.6(a)	Credit Agreement, dated as of October 5, 2006, among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc., the several banks and other financial institutions or entities from time to time parties to the Agreement, Lehman Brothers Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, Morgan Stanley Senior Funding, Inc., as syndication agent, BNP Paribas and General Electric Capital Corporation as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K, File No. 033-47040, filed by Cinemark USA, Inc. with the SEC on October 12, 2006).

10.6(b)	First Amendment to Credit Agreement effective as of March 14, 2007 among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc., the several banks and other financial institutions or entities from time to time parties to the Agreement, Lehman Brothers Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, Morgan Stanley Senior Funding, Inc., as syndication agent, BNP Paribas and General Electric Capital Corporation as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to Cinemark Inc.’s Current Report on Form 8-K, File No. 001-31372, filed on March 20, 2007).

Number	Exhibit Title
10.6(c)	Guarantee and Collateral Agreement, dated as of October 5, 2006, among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc. and each subsidiary guarantor party thereto (incorporated by reference to Exhibit 10.6 to Cinemark USA, Inc.’s Current Report on Form 8-K, File No. 033-47040, filed October 12, 2006).

+10.7(a)	Cinemark Holdings, Inc. 2006 Long Term Incentive Plan, dated December 22, 2006 (incorporated by reference to Exhibit 10.7(a) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No 333-140390, filed February 1, 2007).

+10.7(b)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7(b) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No 333-140390, filed February 1, 2007).

10.8	Exhibitor Services Agreement, dated as of February 13, 2007, by and between Cinemark Media, Inc. and National CineMedia, LLC (incorporated by reference to Exhibit 10.8 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No 333-140390, filed March 16, 2007).

10.9	Third Amended and Restated Limited Liability Company Operating Agreement, dated as of February 12, 2007, by and between Cinemark Media, Inc., American Multi-Cinema, Inc., Regal CineMedia, LLC and National Cine Media, Inc. (incorporated by reference to Exhibit 10.9 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No 333-140390, filed March 16, 2007).

10.10(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(a) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No 333-140390, filed April 20, 2007).

10 .10(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995 by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(b) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No 333-140390, filed April 20, 2007).

10.10(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(c) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No 333-140390, filed April 20, 2007).

10.10(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(a) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No 333-140390, filed April 18, 2007).

10.10(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(e) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No 333-140390, filed April 20, 2007).

10.11(a)	Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(a) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No 333-140390, filed April 20, 2007).

10.11(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(b) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No 333-140390, filed April 20, 2007).

10.11(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(c) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No 333-140390, filed April 18, 2007).

10.11(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(d) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No 333-140390, filed April 18, 2007).

10.11(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA.

10.12(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA.

10.12(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA.

10.12(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA.

Number	Exhibit Title
10.12(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA.

10.12(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA.

10.13(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA.

10.13(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA.

10.13(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA.

10.13(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA.

10.13(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA.

10.14(a)	Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA.

10.14(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA.

10.14(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14 at Folsom, CA.

10.14(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA.

10.14(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA.

10.15(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV.

10.15(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV.

10.15(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV.

10.15(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV.

10.15(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV.

10.16(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA.

10.16(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA.

10.16(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA.

10.16(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA.

10.16(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA.

Number	Exhibit Title
10.17(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA.

10.17(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA.

10.17(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA.

10.17(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA.

10.17(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA.

10.18(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA.

10.18(b)	First Amendment, dated as of October 31, 1996, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA.

10.18(c)	Second Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA.

10.18(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA.

10.18(e)	Fourth Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA.

10.18(f)	Fifth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA.

10.19(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA.

10.19(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA.

10.19(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA.

10.19(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA.

10.19(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA.

10.20(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA.

10.20(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA.

10.20(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA.

10.20(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA.

10.20(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA.

10.21(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA.

Number	Exhibit Title
10.21(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA.

10.21(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA.

10.21(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA.

10.21(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA.

10.22(a)	Indenture of Lease, dated as of September 30, 1995, by and between Sycal Properties, Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA.

10.22(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA.

10.22(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA.

10.22(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA.

10.22(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA.

10.23(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA.

10.23(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA.

10.23(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA.

10.23(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA.

10.23(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA.

10.24(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA.

10.24(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA.

10.24(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA.

10.24(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA.

10.24(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA.

10.25(a)	Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA.

10.25(b)	First Amendment, dated as of April 15, 2005, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA.

10.25(c)	Second Amendment, dated as of September 29, 2005, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA.

Number	Exhibit Title
10.25(d)	Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA.

10.26(a)	Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV.

10.26(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV.

10.26(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV.

10.26(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV.

10.27(a)	Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA.

10.27(b)	First Amendment, dated as of April 15, 2005, to Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA.

10.27(c)	Second Amendment, dated as of September 29, 2005, to Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA.

10.27(d)	Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA.

10.28(a)	Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc.(succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM.

10.28(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc.(succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM.

10.28(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc.(succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM.

10.28(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc.(succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM.

10.29(a)	Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA.

10.29(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA.

10.29(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA.

10.29(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA.

10.30(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Rancho Santa Fe 16, Las Vegas, NV.

10.30(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Rancho Santa Fe 16, Las Vegas, NV.

10.30(c)	Second Amendment, dated as of September 30, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Rancho Santa Fe 16, Las Vegas, NV.

10.31(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA.

10.31(b)	First Amendment, dated as of October 1, 1996, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA.

10.31(c)	Second Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA.

10.31(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA.

10.31(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA.

Number	Exhibit Title
10.32(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA.

10.32(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA.

10.32(c)	Second Amendment, dated as of October 1, 2001, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA.

10.32(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA.

10.33(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syut Enterprises, L.P.(succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (parking facility lease).

10.33(b)	First Amendment, dated as of January 4, 1998, to Indenture of Lease, dated as of September 30, 1995, by and between Syut Enterprises, L.P.(succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (parking facility lease).

10.33(c)	Second Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syut Enterprises, L.P.(succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (parking facility lease).

10.33(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syut Enterprises, L.P.(succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (parking facility lease).

10.33(e)	Fourth Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syut Enterprises, L.P.(succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (parking facility lease).

10.33(f)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syut Enterprises, L.P.(succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (parking facility lease).

10.34(a)	Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA.

10.34(b)	First Amendment, dated as of April 30, 2003, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA.

10.34(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA.

10.34(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enter prises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA.

10.34(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA.

10.35(a)	Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV.

10.35(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV.

10.35(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV.

10.35(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV.

10.36(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA.

10.36(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA.

10.36(c)	Second Amendment, dated as of October 1, 2001, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA.

10.36(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA.

10.36(e)	Fourth Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA.

Number	Exhibit Title
10.36(f)	Fifth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA.

10.37(a)	Lease Agreement, dated as of October 31, 1997, by and between Sycal Properties, Inc. (succeeded by 150 Pelican LLC), as landlord and Century Theatres, Inc., as tenant, for office building situated at 150 Pelican Way, San Rafael, CA.

10.37(b)	First Amendment, dated as of December 1, 1998, to Lease Agreement, dated as of October 31, 1997, by and between Sycal Properties, Inc. (succeeded by 150 Pelican LLC), as landlord and Century Theatres, Inc., as tenant, for office building situated at 150 Pelican Way, San Rafael, CA.

10.37(c)	Second Amendment, dated as of October 4, 2006, to Lease Agreement, dated as of October 31, 1997, by and between Sycal Properties, Inc. (succeeded by 150 Pelican LLC), as landlord and Century Theatres, Inc., as tenant, for office building situated at 150 Pelican Way, San Rafael, CA.

*31.1	Certifications of Alan Stock, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certifications of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications of Alan Stock, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certifications of Robert Copple, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith.

+	Management contract, compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK HOLDINGS, INC.
Registrant

DATE: May 15, 2007

/s/ Alan W. Stock

Alan W. Stock
Chief Executive Officer

/s/ Robert Copple

Robert Copple
Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit Title
2.1	Stock Contribution and Exchange Agreement, dated as of August 7, 2006, by and between Cinemark Holdings, Inc., Cinemark, Inc., Syufy Enterprises, LP and Century Theatres Holdings, LLC (incorporated by reference to Exhibit 10.2 to Cinemark USA, Inc.’s Current Report on Form 8-K, File No. 033-47040, filed August 11, 2006).

2.2	Contribution and Exchange Agreement, dated as of August 7, 2006, by and among Cinemark Holdings, Inc. and Lee Roy Mitchell, The Mitchell Special Trust, Alan W. Stock, Timothy Warner, Robert Copple, Michael Cavalier, Northwestern University, John Madigan, Quadrangle Select Partners LP, Quadrangle Capital Partners A LP, Madison Dearborn Capital Partners IV, L.P., K&E Investment Partners, LLC — 2004-B-DIF, Piola Investments Ltd., Quadrangle (Cinemark) Capital Partners LP and Quadrangle Capital Partners LP (incorporated by reference to Exhibit 10.3 to Cinemark USA, Inc.’s Current Report on Form 8-K, File No. 033-47040, filed August 11, 2006).

3.1	Second Amended and Restated Certificate of Incorporation of Cinemark Holdings, Inc. filed with the Delaware Secretary of State on April 9, 2007 (incorporated by reference to Exhibit 3.1 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 9, 2007).

3.2(a)	Amended and Restated Bylaws of Cinemark Holdings, Inc., dated April 9, 2007 (incorporated by reference to Exhibit 3.2 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 9, 2007).

3.2(b)	First Amendment to the Amended and Restated Bylaws of Cinemark Holdings, Inc., dated April 16, 2007 (incorporated by reference to Exhibit 3.2(b) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 19, 2007).

4.1	Specimen stock certificate of Cinemark Holdings, Inc. (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 9, 2007).

4.2(a)	Indenture, dated as of March 31, 2004, between Cinemark, Inc. and The Bank of New York Trust Company, N.A. governing the 9 3/4% senior discount notes issued thereunder (incorporated by reference to Exhibit 4.2(a) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

4.2(b)	Form of 9 3/4% senior discount notes (contained in the indenture listed as Exhibit 4.2(a) above) (incorporated by reference to Exhibit 4.2(b) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

4.3(a)	Indenture, dated as of February 11, 2003, between Cinemark USA, Inc. and The Bank of New York Trust Company of Florida, N.A. governing the 9% senior subordinated notes issued thereunder (incorporated by reference to Exhibit 10.2(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 19, 2003).

4.3(b)	First Supplemental Indenture, dated as of May 7, 2003, between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference from Exhibit 4.2(i) to Cinemark USA, Inc.’s Registration Statement on Form S-4/A, File No. 333-104940, filed May 28, 2003).

4.3(c)	Second Supplemental Indenture dated as of November 11, 2004, between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-047040, filed March 28, 2005).

4.3(d)	Third Supplemental Indenture, dated as of October 5, 2006, among Cinemark USA, Inc., the subsidiaries of Cinemark USA, Inc. named therein, and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.7 to Cinemark USA, Inc.’s Current Report on Form 8-K, File No. 033-47040, filed October 12, 2006).

4.3(e)	Fourth Supplemental Indenture, dated March 20, 2007, among Cinemark USA, Inc. and the subsidiaries of Cinemark USA, Inc. named therein, and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, File No. 033-47040, filed by Cinemark USA, Inc. on March 26, 2007).

4.3(f)	Form of 9% Senior Subordinated Note, Due 2013 (contained in the Indenture listed as Exhibit 4.3(a) above) (incorporated by reference to Exhibit 10.2(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 19, 2003).

4.4	Stockholders Agreement, dated as of August 7, 2006, effective October 5, 2006, by and among Cinemark Holdings, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 4.4 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed February 1, 2007).

4.5	Registration Agreement, dated as of August 7, 2006, effective October 5, 2006, by and among Cinemark Holdings, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 4.5 to Cinemark Holdings Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed February 1, 2007).

4.6	Director Nomination Agreement, effective as of April 27, 2006, by and among Cinemark Holdings, Inc. and certain stockholders (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed May 3, 2007).

10.1(a)	Management Agreement, dated December 10, 1993, between Laredo Theatre, Ltd. and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1994).

Number	Exhibit Title
10.1(b)	First Amendment to Management Agreement of Laredo Theatre, Ltd., effective as of December 10, 2003, between CNMK Texas Properties, Ltd. (successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(d) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

+10.2(a)	Amended and Restated Agreement to Participate in Profits and Losses, dated as of March 12, 2004, between Cinemark USA, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

+10.2(b)	Termination Agreement to Amended and Restated Agreement to Participate in Profits and Losses, dated as of May 3, 2007 by and between Cinemark USA, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed May 3, 2007).

10.3	License Agreement, dated December 10, 1993, between Laredo Joint Venture and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1994).

10.4(a)	Tax Sharing Agreement, between Cinemark USA, Inc. and Cinemark International, L.L.C. (f/k/a Cinemark II, Inc.), dated as of June 10, 1992 (incorporated by reference to Exhibit 10.22 to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1993).

10.4(b)	Tax Sharing Agreement, dated as of July 28, 1993, between Cinemark USA, Inc. and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.10 to Cinemark Mexico (USA)’s Registration Statement on Form S-4, File No. 033-72114, filed on November 24, 1993).

+10.5(a)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.14(a) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

+10.5(b)	First Amendment to Employment Agreement, effective as of December 12, 2006, by and between Cinemark, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.1 to Cinemark, Inc.’s Current Report on Form 8-K, File No. 001-31372, filed December 18, 2006).

+10.5(c)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Alan Stock (incorporated by reference to Exhibit 10.14(b) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

+10.5(d)	First Amendment to Employment Agreement, effective as of December 12, 2006, by and between Cinemark, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to Cinemark, Inc.’s Current Report on Form 8-K, File No. 001-31372, filed December 18, 2006).

+10.5(e)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Timothy Warner (incorporated by reference to Exhibit 10.14(c) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

+10.5(f)	First Amendment to Employment Agreement, effective as of December 12, 2006, by and between Cinemark, Inc. and Timothy Warner (incorporated by reference to Exhibit 10.3 to Cinemark, Inc.’s Current Report on Form 8-K, File No. 001-31372, filed December 18, 2006).

+10.5(g)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Robert Copple (incorporated by reference to Exhibit 10.14(d) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

+10.5(h)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.14(e) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

+10.5(i)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tandy Mitchell (incorporated by reference to Exhibit 10.14(f) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

+10.5(j)	First Amendment to Employment Agreement, dated January 25, 2007, between Cinemark, Inc. and Robert Copple (incorporated by reference to Exhibit 10.5(j) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No 333-140390, filed February 1, 2007).

10.6(a)	Credit Agreement, dated as of October 5, 2006, among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc., the several banks and other financial institutions or entities from time to time parties to the Agreement, Lehman Brothers Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, Morgan Stanley Senior Funding, Inc., as syndication agent, BNP Paribas and General Electric Capital Corporation as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K, File No. 033-47040, filed by Cinemark USA, Inc. with the SEC on October 12, 2006).

10.6(b)	First Amendment to Credit Agreement effective as of March 14, 2007 among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc., the several banks and other financial institutions or entities from time to time parties to the Agreement, Lehman Brothers Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, Morgan Stanley Senior Funding, Inc., as syndication agent, BNP Paribas and General Electric Capital Corporation as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to Cinemark Inc.’s Current Report on Form 8-K, File No. 001-31372, filed on March 20, 2007).

Number	Exhibit Title
10.6(c)	Guarantee and Collateral Agreement, dated as of October 5, 2006, among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc. and each subsidiary guarantor party thereto (incorporated by reference to Exhibit 10.6 to Cinemark USA, Inc.’s Current Report on Form 8-K, File No. 033-47040, filed October 12, 2006).

+10.7(a)	Cinemark Holdings, Inc. 2006 Long Term Incentive Plan, dated December 22, 2006 (incorporated by reference to Exhibit 10.7(a) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No 333-140390, filed February 1, 2007).

+10.7(b)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7(b) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No 333-140390, filed February 1, 2007).

10.8	Exhibitor Services Agreement, dated as of February 13, 2007, by and between Cinemark Media, Inc. and National CineMedia, LLC (incorporated by reference to Exhibit 10.8 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No 333-140390, filed March 16, 2007).

10.9	Third Amended and Restated Limited Liability Company Operating Agreement, dated as of February 12, 2007, by and between Cinemark Media, Inc., American Multi-Cinema, Inc., Regal CineMedia, LLC and National Cine Media, Inc. (incorporated by reference to Exhibit 10.9 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No 333-140390, filed March 16, 2007).

10.10(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(a) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No 333-140390, filed April 20, 2007).

10 .10(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995 by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(b) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No 333-140390, filed April 20, 2007).

10.10(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(c) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No 333-140390, filed April 20, 2007).

10.10(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(a) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No 333-140390, filed April 18, 2007).

10.10(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(e) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No 333-140390, filed April 20, 2007).

10.11(a)	Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(a) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No 333-140390, filed April 20, 2007).

10.11(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(b) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No 333-140390, filed April 20, 2007).

10.11(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(c) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No 333-140390, filed April 18, 2007).

10.11(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(d) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No 333-140390, filed April 18, 2007).

10.11(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA.

10.12(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA.

10.12(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA.

10.12(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA.

Number	Exhibit Title
10.12(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA.

10.12(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA.

10.13(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA.

10.13(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA.

10.13(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA.

10.13(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA.

10.13(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA.

10.14(a)	Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA.

10.14(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA.

10.14(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14 at Folsom, CA.

10.14(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA.

10.14(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA.

10.15(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV.

10.15(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV.

10.15(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV.

10.15(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV.

10.15(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV.

10.16(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA.

10.16(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA.

10.16(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA.

10.16(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA.

10.16(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA.

Number	Exhibit Title
10.17(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA.

10.17(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA.

10.17(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA.

10.17(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA.

10.17(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA.

10.18(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA.

10.18(b)	First Amendment, dated as of October 31, 1996, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA.

10.18(c)	Second Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA.

10.18(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA.

10.18(e)	Fourth Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA.

10.18(f)	Fifth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA.

10.19(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA.

10.19(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA.

10.19(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA.

10.19(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA.

10.19(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA.

10.20(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA.

10.20(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA.

10.20(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA.

10.20(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA.

10.20(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA.

10.21(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA.

Number	Exhibit Title
10.21(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA.

10.21(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA.

10.21(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA.

10.21(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA.

10.22(a)	Indenture of Lease, dated as of September 30, 1995, by and between Sycal Properties, Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA.

10.22(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA.

10.22(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA.

10.22(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA.

10.22(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA.

10.23(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA.

10.23(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA.

10.23(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA.

10.23(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA.

10.23(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA.

10.24(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA.

10.24(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA.

10.24(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA.

10.24(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA.

10.24(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA.

10.25(a)	Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA.

10.25(b)	First Amendment, dated as of April 15, 2005, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA.

10.25(c)	Second Amendment, dated as of September 29, 2005, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA.

Number	Exhibit Title
10.25(d)	Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA.

10.26(a)	Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV.

10.26(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV.

10.26(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV.

10.26(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV.

10.27(a)	Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA.

10.27(b)	First Amendment, dated as of April 15, 2005, to Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA.

10.27(c)	Second Amendment, dated as of September 29, 2005, to Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA.

10.27(d)	Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA.

10.28(a)	Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc.(succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM.

10.28(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc.(succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM.

10.28(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc.(succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM.

10.28(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc.(succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM.

10.29(a)	Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA.

10.29(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA.

10.29(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA.

10.29(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA.

10.30(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Rancho Santa Fe 16, Las Vegas, NV.

10.30(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Rancho Santa Fe 16, Las Vegas, NV.

10.30(c)	Second Amendment, dated as of September 30, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Rancho Santa Fe 16, Las Vegas, NV.

10.31(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA.

10.31(b)	First Amendment, dated as of October 1, 1996, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA.

10.31(c)	Second Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA.

10.31(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA.

10.31(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA.

Number	Exhibit Title
10.32(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA.

10.32(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA.

10.32(c)	Second Amendment, dated as of October 1, 2001, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA.

10.32(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA.

10.33(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syut Enterprises, L.P.(succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (parking facility lease).

10.33(b)	First Amendment, dated as of January 4, 1998, to Indenture of Lease, dated as of September 30, 1995, by and between Syut Enterprises, L.P.(succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (parking facility lease).

10.33(c)	Second Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syut Enterprises, L.P.(succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (parking facility lease).

10.33(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syut Enterprises, L.P.(succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (parking facility lease).

10.33(e)	Fourth Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syut Enterprises, L.P.(succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (parking facility lease).

10.33(f)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syut Enterprises, L.P.(succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (parking facility lease).

10.34(a)	Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA.

10.34(b)	First Amendment, dated as of April 30, 2003, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA.

10.34(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA.

10.34(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enter prises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA.

10.34(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA.

10.35(a)	Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV.

10.35(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV.

10.35(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV.

10.35(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV.

10.36(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA.

10.36(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA.

10.36(c)	Second Amendment, dated as of October 1, 2001, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA.

10.36(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA.

10.36(e)	Fourth Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA.

Number	Exhibit Title
10.36(f)	Fifth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA.

10.37(a)	Lease Agreement, dated as of October 31, 1997, by and between Sycal Properties, Inc. (succeeded by 150 Pelican LLC), as landlord and Century Theatres, Inc., as tenant, for office building situated at 150 Pelican Way, San Rafael, CA.

10.37(b)	First Amendment, dated as of December 1, 1998, to Lease Agreement, dated as of October 31, 1997, by and between Sycal Properties, Inc. (succeeded by 150 Pelican LLC), as landlord and Century Theatres, Inc., as tenant, for office building situated at 150 Pelican Way, San Rafael, CA.

10.37(c)	Second Amendment, dated as of October 4, 2006, to Lease Agreement, dated as of October 31, 1997, by and between Sycal Properties, Inc. (succeeded by 150 Pelican LLC), as landlord and Century Theatres, Inc., as tenant, for office building situated at 150 Pelican Way, San Rafael, CA.

*31.1	Certifications of Alan Stock, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certifications of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications of Alan Stock, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certifications of Robert Copple, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith.

+	Management contract, compensatory plan or arrangement.