Form 10-Q
period 2007-09-30
Cinemark Holdings, Inc.
filed 2007-11-13
CIK 1385280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
Commission File Number: 001-33401
CINEMARK HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5490327
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3900 Dallas Parkway
Suite 500
Plano, Texas	75093
(Address of principal executive offices)	(Zip Code)
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
Yes ☐ No ☑
     As of October 31, 2007, 106,509,578 shares of common stock were outstanding.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$333,076	$147,099
Inventories	6,539	6,058
Accounts receivable	34,844	31,165
Income tax receivable	—	8,946
Current deferred tax asset	4,762	4,661
Prepaid expenses and other	9,328	8,424

Total current assets	388,549	206,353

THEATRE PROPERTIES AND EQUIPMENT	1,868,937	1,736,706
Less accumulated depreciation and amortization	536,622	412,134

Theatre properties and equipment — net	1,332,315	1,324,572

OTHER ASSETS
Goodwill	1,152,199	1,205,423
Intangible assets — net	355,155	360,752
Investments in and advances to affiliates	4,179	11,390
Deferred charges and other assets — net	57,923	63,092

Total other assets	1,569,456	1,640,657

TOTAL ASSETS	$3,290,320	$3,171,582

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$6,692	$14,259
Current portion of capital lease obligations	4,054	3,649
Income tax payable	21,146	—
Accounts payable and accrued expenses	158,044	212,914

Total current liabilities	189,936	230,822

LONG-TERM LIABILITIES
Long-term debt, less current portion	1,527,944	1,897,394
Capital lease obligations, less current portion	112,011	112,178
Deferred income taxes	135,200	198,320
Long-term portion FIN 48 liability	12,084	—
Deferred lease expenses	17,841	14,286
Deferred revenue — NCM	173,069	—
Deferred revenues and other long-term liabilities	16,571	12,672

Total long-term liabilities	1,994,720	2,234,850

COMMITMENTS AND CONTINGENCIES (see Note 21)

MINORITY INTERESTS IN SUBSIDIARIES	18,111	16,613

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value: 300,000 shares authorized; 106,465 and 92,561 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	106	93
Additional paid-in-capital	933,551	685,433
Retained earnings (deficit)	120,060	(7,692)
Accumulated other comprehensive income	33,836	11,463

Total stockholders’ equity	1,087,553	689,297

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,290,320	$3,171,582

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
REVENUES
Admissions	$307,951	$177,653	$835,058	$514,183
Concession	144,330	90,250	397,865	260,223
Other	19,218	20,092	56,634	54,683

Total revenues	471,499	287,995	1,289,557	829,089

COST OF OPERATIONS
Film rentals and advertising	166,822	95,759	454,200	275,005
Concession supplies	22,546	15,016	62,671	41,863
Salaries and wages	45,691	27,516	131,317	79,002
Facility lease expense	54,943	38,268	159,841	113,128
Utilities and other	51,597	35,467	144,009	100,924
General and administrative expenses	20,617	16,448	57,731	45,958
Termination of profit participation agreement	—	—	6,952	—
Depreciation and amortization	37,606	20,275	111,201	61,541
Amortization of favorable leases	667	1,082	2,226	2,982
Impairment of long-lived assets	3,624	4,276	60,390	5,199
(Gain) loss on sale of assets and other	942	3,757	(617)	5,300

Total cost of operations	405,055	257,864	1,189,921	730,902

OPERATING INCOME	66,444	30,131	99,636	98,187

OTHER INCOME (EXPENSE)
Interest expense	(34,968)	(22,531)	(111,766)	(67,108)
Interest income	5,636	2,089	13,873	5,563
Gain on NCM transaction	—	—	210,773	—
Gain on Fandango transaction	—	—	9,205	—
Foreign currency exchange gain (loss)	205	(661)	368	94
Loss on early retirement of debt	(3,584)	—	(11,536)	(2,501)
Distributions from NCM	4,392	—	5,754	—
Equity in loss of affiliates	(335)	(431)	(1,831)	(1,699)
Minority interests in income of subsidiaries	(1,132)	(633)	(2,027)	(1,790)

Total other income (expense)	(29,786)	(22,167)	112,813	(67,441)

INCOME BEFORE TAXES	36,658	7,964	212,449	30,746

Income taxes	60,054	5,688	69,764	9,576

NET INCOME (LOSS)	$(23,396)	$2,276	$142,685	$21,170

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	106,465	82,531	100,659	82,531

Diluted	106,465	84,728	102,937	84,728

NET EARNINGS (LOSS) PER SHARE
Basic	$(0.22)	$0.03	$1.42	$0.26

Diluted	$(0.22)	$0.03	$1.39	$0.25

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine months ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$142,685	$21,170

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	108,122	56,841
Amortization of intangible and other assets	5,305	7,682
Amortization of long-term prepaid rents	826	816
Amortization of debt issue costs	3,543	2,159
Amortization of debt premium	(678)	(2,333)
Amortization of deferred revenues, deferred lease incentives and other	(1,649)	(355)
Impairment of long-lived assets	60,390	5,199
Stock option compensation expense	2,165	2,148
Gain on NCM transaction	(210,773)	—
Gain on Fandango transaction	(9,205)	—
(Gain) loss on sale of assets and other	(617)	5,300
Write-off of unamortized bond premiums and unamortized debt issue costs related to the early retirement of debt	(16,109)	369
Accretion of interest on senior discount notes	31,467	30,222
Deferred lease expenses	4,606	4,112
Deferred income tax expenses	(73,226)	(7,488)
Equity in loss of affiliates	1,831	1,800
Minority interests in income of subsidiaries	2,027	1,790

Changes in assets and liabilities:
Inventories	(481)	274
Accounts receivable	(3,679)	(9,174)
Prepaid expenses and other	(904)	(1,443)
Other assets	(962)	(8,394)
Advances with affiliates	294	(189)
Accounts payable and accrued expenses	(46,275)	(20,993)
Interest paid on repurchased senior discount notes	(10,932)	(5,381)
Increase in deferred revenues related to NCM transaction	174,001	—
Increase in deferred revenues related to Fandango transaction	5,000	—
Other long-term liabilities	(3,730)	484
Income tax receivable/payable	41,083	(9,572)

Net cash provided by operating activities	204,125	75,044

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(110,049)	(77,902)
Proceeds from sale of theatre properties and equipment	14,004	1,236
Net proceeds from sale of NCM stock	214,842	—
Net proceeds from sale of Fandango stock	11,347	—
Investment in joint venture — DCIP	(1,500)	—
Other	—	271

Net cash provided by (used for) investing activities	128,644	(76,395)

FINANCING ACTIVITIES
Net proceeds from initial public offering	245,849	—
Proceeds from stock option exercises	117	—
Dividends paid to stockholders	(13,840)	—
Retirement of senior discount notes	(29,331)	(24,950)
Retirement of senior subordinated notes	(332,066)	(10,000)
Proceeds from long-term debt	—	2,273
Repayments of long-term debt	(17,936)	(5,009)
Payments on capital leases	(2,705)	—
Other	(529)	(1,226)

Net cash used for financing activities	(150,441)	(38,912)

Effect of exchange rate changes on cash and cash equivalents	3,649	268

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	185,977	(39,995)
CASH AND CASH EQUIVALENTS:
Beginning of period	147,099	182,199

End of period	$333,076	$142,204

SUPPLEMENTAL INFORMATION (see Note 18)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
1. The Company and Basis of Presentation
     Cinemark Holdings, Inc. and subsidiaries (the “Company”) are leaders in the motion picture exhibition industry in terms of both revenues and the number of screens in operation, with theatres in the United States (“U.S.”), Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. The Company also managed theatres in the U.S., Brazil, and Colombia during the nine months ended September 30, 2007.
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
     These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2006, included in the Prospectus filed April 24, 2007 by the Company pursuant to Rule 424(b)(1) of the Securities Act of 1933 (the “424(b)(1) Prospectus”), as amended. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results to be achieved for the full year.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company beginning January 1, 2008. Adoption of this statement is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
3. Initial Public Offering
     On April 24, 2007, the Company completed its initial public offering. The Company sold 13,888,889 shares of its common stock and selling stockholders sold an additional 14,111,111 shares of common stock at a price of $17.955 ($19 per share less underwriting discounts). The net proceeds (before expenses) received by the Company were $249,375 and the Company paid approximately $3,526 in legal, accounting and other fees, all of which are recorded in additional paid-in-capital. The selling stockholders granted the underwriters a 30-day option to purchase up to an additional 2,800,000 shares of the Company’s common stock at a price of $17.955 ($19 per share less underwriting discounts). On May 21, 2007, the underwriters purchased an additional 269,100 shares from the selling stockholders pursuant to this option. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The Company has utilized a portion of the net proceeds that it received from the offering to repurchase a portion of its outstanding 9 3/4% senior discount notes. See Note 11. The Company expects to continue to use the net proceeds to repurchase a portion of the remaining 9 3/4% senior discount notes or repay debt outstanding under the senior secured credit facility. The 9 3/4% senior discount notes are not currently subject to repurchase at the Company’s option. Accordingly, if the Company is unable to repurchase the 9 3/4% senior discount notes at acceptable prices, the Company expects to use a portion of the remaining net proceeds to repay term loan debt outstanding under the senior secured credit facility. The Company has significant flexibility in applying the net proceeds from the initial public offering. The Company has invested the remaining net proceeds in short-term, investment-grade marketable securities or money market obligations.
4. Earnings Per Share
     Basic earnings (loss) per share is computed by dividing income (loss) by the weighted average number of shares of all classes of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing income (loss) by the weighted average number of shares of common stock and potentially dilutive common equivalent shares outstanding determined under the treasury stock method. The following table sets forth the computation of basic and diluted earnings (loss) per share (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income (loss)	$(23,396)	$2,276	$142,685	$21,170
Basic:
Weighted average common shares outstanding	106,465	82,531	100,659	82,531

Net income (loss) per common share	$(0.22)	$0.03	$1.42	$0.26

Diluted:
Weighted average common shares outstanding	106,465	82,531	100,659	82,531
Common equivalent shares for stock options	—	2,197	2,278	2,197

Weighted average common and common equivalent shares outstanding	106,465	84,728	102,937	84,728

Net income (loss) per common and common equivalent share	$(0.22)	$0.03	$1.39	$0.25

     Common equivalent shares for stock options of approximately 2,220 were excluded from the diluted earnings (loss) per share calculation for the three months ended September 30, 2007 because they were anti-dilutive.

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
     The transaction was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. The following table represents an allocation of purchase price to the assets acquired and liabilities assumed:

Current assets (1)	$32,635
Fixed assets (2)	548,451
Goodwill (2)	640,436
Tradename	136,000
Other long term assets	4,956
Net unfavorable leases	(9,360)
Current liabilities	(74,488)
Other long term liabilities (2)	(229,957)

Total	$1,048,673

(1)	Includes cash of $7,290.

(2)	During the nine months ended September 30, 2007, the Company adjusted its preliminary purchase price allocation to fixed assets (increase of $29,398), goodwill (decrease of $18,110) and other long term liabilities (increase of $11,288) due to additional information obtained regarding the fair value of these assets and liabilities acquired.
     The tradename and net unfavorable leases are presented as intangible assets on the Company’s condensed consolidated balance sheets as of December 31, 2006 and September 30, 2007. Goodwill represents the excess of the costs of acquiring Century over amounts assigned to assets acquired, including identifiable intangible assets, and liabilities assumed. The goodwill recorded as a result of the Century Acquisition is not deductible for tax purposes.
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
     The Century Acquisition is reflected in the Company’s condensed consolidated statements of operations for the period subsequent to the transaction date and is reported in the Company’s U.S. operating segment.
6. Investment in National CineMedia and Transaction Related to its Initial Public Offering
     In March 2005, Regal Entertainment Inc. (“Regal”) and AMC Entertainment Inc. (“AMC”) formed National CineMedia, LLC, or “NCM”, and on July 15, 2005, the Company joined NCM, as one of the founding members. NCM operates the largest digital in-theatre network in the U.S. for providing cinema advertising and non-film events and combines the cinema advertising and non-film events businesses of the three largest motion picture companies in the U.S. Upon joining NCM, the Company and NCM entered into an Exhibitor Services Agreement, pursuant to which NCM provides advertising, promotion and event services to the Company’s theatres. On February 13, 2007, National CineMedia, Inc., or NCM, Inc., a newly formed entity that now serves as a member and the sole manager of NCM, completed an initial public offering of its common stock. In connection with the NCM, Inc. initial public offering, the Company amended its operating agreement with NCM and the Exhibitor Services Agreement pursuant to which NCM

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
provides advertising, promotion and event services to the Company’s theatres. In connection with NCM Inc.’s initial public offering and the transactions described below (the “NCM Transaction”), the Company received an aggregate of $389,003.
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
     At the closing of the initial public offering, the underwriters exercised their over-allotment option to purchase additional shares of common stock of NCM, Inc. at the initial public offering price, less underwriting discounts and commissions. In connection with the over-allotment option exercise, Regal, AMC and the Company each sold to NCM, Inc. common units of NCM on a pro-rata basis at the initial public offering price, less underwriting discounts and expenses. The Company sold 1,014,088 common units to NCM, Inc. for proceeds of $19,910, and upon completion of this sale of common units, the Company owned 13,145,349 common units of NCM. The net proceeds of $215,002 from the above described stock transactions were applied against the Company’s existing investment basis in NCM of $4,069 until such basis was reduced to $0 with the remaining $210,933 of proceeds net of $160 of transaction related costs, recorded as a gain of $210,773 in the condensed consolidated statement of operations for the nine months ended September 30, 2007.
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
     In consideration for NCM’s exclusive access to the Company’s theatre attendees for on-screen advertising and use of off-screen locations within the Company’s theatres for the lobby entertainment network and lobby promotions, the Company will receive a monthly theatre access fee under the Exhibitor Services Agreement. The theatre access fee is composed of a fixed payment per patron, initially seven cents, and a fixed payment per digital screen, which may be adjusted for certain enumerated reasons. The payment per theatre patron will increase by 8% every five years, with the first such increase taking effect after the end of fiscal 2011, and the payment per digital screen, initially eight hundred dollars per digital screen per year, will increase annually by 5%, beginning after 2007. The theatre access fee paid in the aggregate to Regal, AMC and the Company will not be less than 12% of NCM’s Aggregate Advertising Revenue (as defined in the Exhibitor Services Agreement), or it will be adjusted upward to reach this minimum payment. Additionally, with respect to any on-screen advertising time provided to the Company’s beverage concessionaire, the Company is required to purchase such time from NCM at a negotiated rate. The Exhibitor Services Agreement has, except with respect to certain limited services, a term of 30 years.
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
     During the nine months ended September 30, 2007 and 2006, the Company recorded equity losses of $1,284 and $1,889, respectively. The Company recognized $5,021 and $18,833 of other revenue from NCM during the nine months ended September 30, 2007 and 2006, respectively. The Company had a receivable due from NCM of $144 and $13,386 as of September 30, 2007 and December 31, 2006, respectively, related to screen advertising and other ancillary revenue. The Company is entitled to receive mandatory quarterly distributions of excess cash from NCM. During the three and nine months ended September 30, 2007, the Company received distributions of approximately $4,392 and $5,754, respectively, which were in excess of the carrying value of its investment in NCM and are reflected as distributions from NCM on the condensed consolidated statement of operations for the three and nine months ended September 30, 2007.
     As of September 30, 2007, the Company owned 13,145,349 common units of NCM. Each common unit is convertible into one share of NCM, Inc. common stock. As of September 30, 2007, the fair market value of the Company’s shares in NCM was approximately $294,456 based on a closing price of $22.40 per share of NCM, Inc. common stock on September 28, 2007.
7. Investment in Digital Cinema Implementation Partners
     On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as Digital Cinema Implementation Partners LLC (“DCIP”) to explore the possibility of implementing digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the implementation and financing of digital cinema. DCIP has also entered into a digital cinema services agreement with NCM for purposes of assisting DCIP in the development of digital cinema systems. Future digital cinema developments will be managed by DCIP, subject to the Company’s approval along with the Company’s partners, AMC and Regal. During the nine months ended September 30, 2007, the Company invested $1,500 for a one-third ownership interest in DCIP. The Company is accounting for its investment in DCIP under the equity method of accounting. During the three and nine months ended September 30, 2007, the Company recorded equity losses of approximately $382 and $617, respectively, relating to this investment. The Company’s investment basis in DCIP was $883 at September 30, 2007, which is included in investments in and advances to affiliates on the condensed consolidated balance sheet.
8. Sale of Investment in Fandango, Inc.
     In May 2007, Fandango, Inc., an on-line ticketing distributor, executed a merger agreement, which resulted in the Company selling its investment in stock of Fandango, Inc. for approximately $14,147 of consideration (the “Fandango Transaction”). Approximately $1,390 of the consideration is in escrow to secure certain indemnification obligations contained in the merger agreement, which is included in accounts receivable on the condensed consolidated balance sheet. The Company paid $2,800 of the cash consideration to Syufy Enterprises, LP in accordance with the terms of agreements entered into as part of the Century Acquisition. The carrying value of the Company’s investment in stock of Fandango, Inc. was $2,142. As a result of the sale of its investment, the Company recorded a gain of $9,205 in the condensed consolidated statement of operations for the nine months ended September 30, 2007.
     As part of the sale of its investment in stock of Fandango, Inc., the Company amended its exclusive ticketing and distribution agreement with Fandango, Inc. Certain sections of the agreement were modified in which the Company no longer is entitled to receive additional shares of stock in Fandango, Inc. nor share in future adjusted profits of Fandango, Inc. In exchange for the amendment, Fandango, Inc. paid the Company $5,000. The proceeds of $5,000 were recorded as deferred revenue on the Company’s condensed consolidated balance sheet and are being amortized straight-line over the term of the amended ticketing and distribution agreement, which expires in December 2011.

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
     Income tax expense of $60,054 and $69,764 was recorded for the three and nine months ended September 30, 2007, respectively. The effective tax rate was 163.8%% for the three months ended September 30, 2007 and 32.8% for the nine months ended September 30, 2007. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items occurring during the interim period. As a result of the full inclusion in the interim rate calculation of these items, the interim rate may vary significantly from the normalized annual rate. The Company’s income tax rate for the nine months ended September 30, 2007 includes the impact of the gain on the NCM transaction and the Fandango transaction as discreet items. The tax rate on the gains was 38.3%, which resulted in $84,310 of income tax expense for the nine months ended September 30, 2007. The tax rate without the NCM Transaction and the Fandango Transaction is 193.1% resulting in a benefit of $14,546 for the nine months ended September 30, 2007. This rate is reflective of permanent differences such as goodwill impairment, which is recorded for financial statement purposes but not deductible for income tax purposes.
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
     On August 2, 2006, Cinemark Holdings, Inc. was formed as the Delaware holding company of Cinemark, Inc. Under a share exchange agreement dated August 7, 2006, each outstanding share of Cinemark, Inc.’s common stock was exchanged for an equivalent number of shares of Cinemark Holdings, Inc. common stock. The share exchange was completed on October 5, 2006.
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
     A summary of Plan activity and related information for the year ended December 31, 2006 and the nine months ended September 30, 2007 is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at 1/1/06	6,998,786	$7.63
Granted	—	$—
Exercised	(4,603)	$7.63
Forfeited	(13,590)	$7.63

Outstanding at 12/31/06	6,980,593	$7.63
Granted	—	$—
Exercised	(15,387)	$7.63
Forfeited	(112,416)	$7.63

Outstanding at 9/30/07	6,852,790	$7.63

Options exercisable at 9/30/07	4,839,790	$7.63

     The Company recorded compensation expense of $2,165 and a tax benefit of approximately $831 during the nine months ended September 30, 2007 and recorded compensation expense of $2,148 and a tax benefit of approximately $753 during the nine months ended September 30, 2006. As of September 30, 2007, the unrecognized compensation expense related to outstanding stock options was $4,296 and the weighted average period over which this remaining compensation expense will be recognized is approximately 1.5 years. All options outstanding at September 30, 2007 have an average remaining contractual life of approximately 7 years.
     During September 2007, the Company filed a registration statement on Form S-8 for purposes of registering shares available for grant under the 2006 Plan.

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
     On April 3, 2007, the Company repurchased an additional $66 aggregate principal amount of the 9% senior subordinated notes tendered after the early settlement date. As of September 30, 2007, the Company had outstanding $184 aggregate principal amount of 9% senior subordinated notes.
     During July and August 2007, the Company repurchased in six open market purchases a total of $47,000 aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $42,758, including accreted interest of $10,932. The Company funded the transactions with proceeds from its initial public offering. As of September 30, 2007, the Company had outstanding approximately $488,558 aggregate principal amount at maturity of 9 3/4% senior discount notes.
     The Company recorded a loss on early retirement of debt of $3,584 and $11,536 during the three and nine months ended September 30, 2007, respectively, related to the repurchases discussed above, which consisted of tender offer repurchase costs, including premiums paid and other fees, and the write-off of unamortized debt issue costs, partially offset by the write-off of an unamortized bond premium.
     The loss on early retirement of debt of $2,501 recorded by the Company during the nine months ended September 30, 2006 related to the repurchase of $10,000 aggregate principal amount of 9% senior subordinated notes and the repurchase of $39,775 aggregate principal amount at maturity of 9 3/4% senior discount notes during May 2006.
12. Dividend Payment
     In August 2007, the Company initiated a quarterly dividend policy. Consistent with the disclosures in the Company’s 424(b)(1) prospectus, the dividend for the second quarter of 2007 was based on a dividend rate of $0.18 per share, prorated based on the April 27, 2007 closing of the Company’s initial public offering. Based on the above proration, the Company’s Board of Directors declared a cash dividend for the second quarter of 2007 of $0.13 per common share payable to stockholders of record on September 4, 2007, which was paid on September 18, 2007.
13. Interest Rate Swap Agreements
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
     As of September 30, 2007, the interest rate swaps were a liability with an aggregate fair value of approximately $3,346, which has been recorded as a component of deferred revenues and other long-term liabilities with a corresponding amount of $3,346 ($2,062 net of deferred taxes) recorded as a decrease in accumulated other comprehensive income on the Company’s condensed consolidated balance sheet. The interest rate swaps exhibited no ineffectiveness during the nine months ended September 30, 2007.
14. Goodwill and Other Intangible Assets
     The Company’s goodwill was as follows:

	U.S.	International
	Operating	Operating
	Segment	Segment	Total
Balance at December 31, 2006	$1,056,816	$148,607	$1,205,423
Purchase price allocation adjustment for Century Acquisition (see Note 5)	(18,110)	—	(18,110)
Impairment charges	(42,920)	(3,786)	(46,706)
Foreign currency translation adjustments and other [1]	553	11,039	11,592

Balance at September 30, 2007	$996,339	$155,860	$1,152,199

[1]	U.S. operating segment includes one theatre located in Canada.
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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
     Intangible assets consisted of the following:

				Foreign
				Currency
				Translation
	Balance at			Adjustments	Balance at
	December 31,			and	September 30,
	2006	Amortization	Impairment	Other	2007
Intangible assets with finite lives:
Capitalized licensing fees:
Gross carrying amount	$5,138	$—	$—	$—	$5,138
Accumulated amortization	(1,139)	(319)	—	—	(1,458)

Net carrying amount	$3,999	$(319)	$—	$—	$3,680

Vendor contracts:
Gross carrying amount	56,526	—	—	389	56,915
Accumulated amortization	(19,924)	(2,622)	—	—	(22,546)

Net carrying amount	$36,602	$(2,622)	$—	$389	$34,369

Net favorable leases:
Gross carrying amount	21,999	—	(3,863)	3,290	21,426
Accumulated amortization	(12,023)	(2,226)	—	(623)	(14,872)

Net carrying amount	$9,976	$(2,226)	$(3,863)	$2,667	$6,554

Other intangible assets:
Gross carrying amount	70	—	—	—	70
Accumulated amortization	(16)	(4)	—	—	(20)

Net carrying amount	$54	$(4)	$—	$—	$50

Total net intangible assets with finite lives	$50,631	$(5,171)	$(3,863)	$3,056	$44,653
Intangible assets with indefinite lives:
Tradename	310,118	—	—	381	310,499
Other unamortized intangible assets	3	—	—	—	3

Total intangible assets — net	$360,752	$(5,171)	$(3,863)	$3,437	$355,155

     Aggregate amortization expense of $5,305 for the nine months ended September 30, 2007 consisted of $5,171 of amortization of intangible assets and $134 of amortization of other assets. Estimated aggregate future amortization expense for intangible assets is as follows:

For the three months ended December 31, 2007	$2,181
For the twelve months ended December 31, 2008	6,223
For the twelve months ended December 31, 2009	5,496
For the twelve months ended December 31, 2010	5,234
For the twelve months ended December 31, 2011	4,692
Thereafter	20,827

Total	$44,653

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
15. Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.
     The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, theatre goodwill carrying values, amortizing intangible assets carrying values, the age of a recently built theatre, competitive theatres in the marketplace, changes in foreign currency exchange rates, the impact of recent ticket price changes, available lease renewal options and other factors in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset with its estimated fair value. Fair value is determined based on a multiple of undiscounted cash flows, which was eight times for the evaluation performed as of September 30, 2007. When estimated fair value is determined to be lower than the carrying value of the long-lived asset, the asset is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions.
     The Company’s long-lived asset impairment losses for the nine months ended September 30, 2007 were as follows:

United States theatre properties	$9,802
International theatre properties	19

Subtotal	$9,821
Intangible assets (see Note 14)	3,863
Goodwill (see Note 14)	46,706

Impairment of long-lived assets	$60,390

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
16. Foreign Currency Translation
     The accumulated other comprehensive income account in stockholders’ equity of $33,836 and $11,463 at September 30, 2007 and December 31, 2006, respectively, includes cumulative foreign currency adjustments of $35,898 and $11,463, respectively, from translating the financial statements of the Company’s international subsidiaries into U.S. dollars.
     In 2007 and 2006, all foreign countries where the Company has operations were deemed non-highly inflationary. Thus, any fluctuation in the currency compared to the U.S. dollar results in a foreign currency translation adjustment to the accumulated other comprehensive income account recorded as an increase in, or reduction of, stockholders’ equity.
     On September 30, 2007, the exchange rate for the Brazilian real was 1.8 reais to the U.S. dollar (the exchange rate was 2.14 reais to the U.S. dollar at December 31, 2006). As a result, the effect of translating the September 30, 2007 Brazilian financial statements into U.S. dollars is reflected as a foreign currency translation adjustment to the accumulated other comprehensive income account as an increase in stockholders’ equity of $23,943. At September 30, 2007, the total assets of the Company’s Brazilian subsidiaries were U.S. $195,669.
     On September 30, 2007, the exchange rate for the Mexican peso was 11.0 pesos to the U.S. dollar (the exchange rate was 10.82 pesos to the U.S. dollar at December 31, 2006). As a result, the effect of translating the September 30, 2007

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Mexican financial statements into U.S. dollars is reflected as a foreign currency translation adjustment to the accumulated other comprehensive income account as a decrease in stockholders’ equity of $1,662. At September 30, 2007, the total assets of the Company’s Mexican subsidiaries were U.S. $158,435.
17. Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the condensed consolidated financial statements. The Company’s comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income (loss)	$(23,396)	$2,276	$142,685	$21,170
Fair value adjustments on interest rate swap agreements (see Note 13), net of deferred taxes	(8,484)	—	(2,062)	—
Foreign currency translation adjustment	7,310	6,024	24,436	4,013

Comprehensive income (loss)	$(24,570)	$8,300	$165,059	$25,183

18. Supplemental Cash Flow Information
     The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Nine Months Ended
	September 30,
	2007	2006

Cash paid for interest	$102,839	$48,513
Cash paid for income taxes, net of refunds received	$101,445	$26,616

Noncash investing and financing activities:
Change in construction lease obligations related to construction of theatres	$(2,404)	$(2,151)
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment	$(7,788)	$(7,832)
Equipment acquired under capital lease	$2,943	$—
19. Segments
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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
     Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues
U.S.	$378,417	$210,733	$1,033,835	$607,729
International	93,910	77,818	257,961	222,780
Eliminations	(828)	(556)	(2,239)	(1,420)

Total Revenues	$471,499	$287,995	$1,289,557	$829,089

Adjusted EBITDA
U.S.	$94,732	$45,685	$237,606	$135,074
International	21,268	16,075	55,533	45,211

Total Adjusted EBITDA	$116,000	$61,760	$293,139	$180,285

Capital Expenditures
U.S.	$28,802	$14,533	$81,847	$59,931
International	8,099	8,306	28,202	17,971

Total Capital Expenditures	$36,901	$22,839	$110,049	$77,902

     The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income (loss)	$(23,396)	$2,276	$142,685	$21,170
Add (deduct):
Income taxes	60,054	5,688	69,764	9,576
Interest expense (1)	34,968	22,531	111,766	67,108
Gain on NCM transaction	—	—	(210,773)	—
Gain on Fandango transaction	—	—	(9,205)	—
Other (income) expense (2)	(790)	(364)	1,153	333
Termination of profit participation agreement	—	—	6,952	—
Depreciation and amortization	37,606	20,275	111,201	61,541
Amortization of net favorable leases	667	1,082	2,226	2,982
Impairment of long-lived assets	3,624	4,276	60,390	5,199
(Gain) loss on sale of assets and other	942	3,757	(617)	5,300
Deferred lease expenses	1,295	1,289	4,606	4,112
Amortization of long-term prepaid rents	314	234	826	816
Stock option compensation expense	716	716	2,165	2,148

Adjusted EBITDA	$116,000	$61,760	$293,139	$180,285

(1)	Includes amortization of debt issue costs.

(2)	Includes interest income, foreign currency exchange gain (loss), loss on early retirement of debt, equity in loss of affiliates and minority interests in income of subsidiaries and excludes distributions from NCM.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Financial Information About Geographic Areas
     The Company has operations in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia, which are reflected in the condensed consolidated financial statements. Below is a breakdown of selected financial information by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2007	2006	2007	2006

U.S. and Canada	$378,417	$210,733	$1,033,835	$607,729
Brazil	41,945	34,533	117,970	98,950
Mexico	20,429	19,409	58,317	55,704
Other foreign countries	31,536	23,876	81,674	68,126
Eliminations	(828)	(556)	(2,239)	(1,420)

Total	$471,499	$287,995	$1,289,557	$829,089

	September 30,	December 31,
Theatre Properties and Equipment-net	2007	2006

U.S. and Canada	$1,162,861	$1,169,456
Brazil	73,216	55,749
Mexico	50,358	51,272
Other foreign countries	45,880	48,095

Total	$1,332,315	$1,324,572

20. Related Party Transactions
     The Company entered into an amended and restated profit participation agreement on March 12, 2004 with its CEO, Alan Stock, which became effective on April 2, 2004, and amended the profit participation agreement with Mr. Stock in effect since May 2002. Under the agreement, Mr. Stock received a profit interest in two theatres once the Company recovered its capital investment in these theatres plus its borrowing costs. After the Company’s initial public offering, the Company exercised its option to terminate the amended and restated profit participation agreement and purchased Mr. Stock’s interest in the theatres on May 3, 2007 for a price of $6,853 pursuant to the terms of the agreement. The Company also paid payroll taxes of approximately $99 related to the payment made to terminate the amended and restated profit participation agreement. The aggregate amount paid of $6,952 is reflected within cost of operations in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2007 and the agreement with Mr. Stock has been terminated.
     The Company leases 25 theatres and two parking facilities from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy, which owns approximately 7.7% of the Company’s issued and outstanding shares of common stock as of September 30, 2007. Raymond Syufy is one of the Company’s directors and is an officer of the general partner of Syufy. Of these 27 leases, 22 have fixed minimum annual rent in an aggregate amount of approximately $23,500. Of these 22 leases with fixed minimum annual rent, 17 have a remaining lease term plus extension option(s) that exceed 30 years, four have a remaining lease term plus extension option(s) that exceed 18 years, and one has a remaining lease term of approximately three years. Three of these 22 leases have triggering events that allow the Company to convert the fixed minimum rent to a fixed percentage of gross sales as defined in the lease with the further right to terminate the lease if the theatre level cash flow drops below $0. Five of these 22 leases have triggering events that allow the Company to terminate the lease prior to expiration of the term. The five leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. Four of these percentage rent leases have remaining terms of 12 months plus automatic 12-month renewal options, and the Company has the right to terminate the lease if the theatre level cash flow drops below $0. One of these percentage rent leases has a remaining term of 12 months, and Syufy has the right to terminate this lease prior to the end of the term.
     The Company also has an office lease with Syufy for corporate office space in San Rafael, California. The lease will expire in September 2008. The lease has a fixed minimum annual rent of approximately $300.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
     Prior to the completion of the Century Acquisition, Century Theatres, Inc. owned certain shares of Fandango, Inc., an on-line ticketing distributor. In connection with the Century Acquisition, the Company agreed to pay Syufy the cash proceeds received by the Company in connection with any sale of such shares of Fandango, Inc. up to a maximum amount of $2,800. As discussed in Note 8, the Company sold all of its shares of Fandango, Inc. stock during May 2007 for approximately $14,147 of consideration and paid $2,800 of the cash consideration to Syufy in accordance with the Century Acquisition agreement.
     The Company manages one theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $63 of management fee revenues during the nine months ended September 30, 2007. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.
     The Company leases one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”). Plitt Plaza is indirectly owned by Lee Roy Mitchell. Annual rent is approximately $118 plus certain taxes, maintenance expenses and insurance. The Company recorded $91 of facility lease expense payable to Plitt Plaza joint venture during the nine months ended September 30, 2007.
21. Commitments and Contingencies
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
22. Subsequent Event – Dividend Declaration
     On November 9, 2007, the Company’s Board of Directors declared a cash dividend for the third quarter of 2007 of $0.18 per common share payable to stockholders of record on December 3, 2007. The dividend will be paid on December 18, 2007.
23. Subsequent Event – Repurchase of Senior Discount Notes
     On November 6, 2007, as part of an open market purchase, the Company repurchased $22,155 aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $20,936. The Company funded the transaction with proceeds from its initial public offering. As a result of the transaction, the Company will record a loss on early retirement of debt of approximately $1,920, which includes premiums paid and the write-off of unamortized debt issue costs related to the repurchased notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.
     We are one of the leaders in the motion picture exhibition industry, in terms of both revenues and the number of screens in operation, with theatres in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. For financial reporting purposes at September 30, 2007, we have identified two reportable operating segments; our U.S. operations and our international operations.
     We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing programs, pay phones, ATM machines and electronic video games located in some of our theatres. Our investment in NCM has assisted us in expanding our offerings to advertisers, exploring ancillary revenue sources such as digital video monitor advertising, third party branding, and the use of theatres for non-film events. In addition, we are able to use theatres during non-peak hours for concerts, sporting events, and other cultural events. Successful films released during the nine months ended September 30, 2007 included Spider-Man 3, Shrek the Third, Pirates of the Caribbean: At World’s End and Transformers, which all grossed over $300 million; Harry Potter and the Order of the Phoenix, Bourne Ultimatum, Ratatouille, and 300, which all grossed over $200 million; and Fantastic Four: Rise of the Silver Surfer, I Now Pronounce You Chuck And Larry, Knocked Up, Rush Hour 3, and The Simpsons Movie. Film releases expected to drive the box office for the remainder of 2007 include Bee Movie, American Gangster, Fred Claus, Beowulf, Golden Compass, and National Treasure: Book Of Secrets. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios.
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
Impairment of Goodwill and Intangible Assets
     We evaluate goodwill and tradename for impairment annually at fiscal year-end and any time events or circumstances indicate the carrying amount of the goodwill and tradename may not be fully recoverable. As a result of the NCM transaction discussed in Note 6, and more specifically the modification of the NCM Exhibitor Services Agreement, which significantly reduced the contractual amounts paid to us, we evaluated the carrying value of our goodwill as of March 31, 2007 (see Note 14). We evaluate goodwill for impairment at the reporting unit level (generally a theatre) and have allocated goodwill to the reporting unit based on an estimate of its relative fair value. The evaluation is a two-step approach requiring us to compute the estimated fair value of a theatre and compare it with its carrying value. If the carrying value exceeds the estimated fair value, a second step is performed to measure the potential goodwill impairment. Fair values are determined based on a multiple of undiscounted cash flows, which was eight times for the evaluation performed as of March 31, 2007. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions. Our policy of allocating goodwill at the theatre level results in more volatile impairment charges on an annual basis due to changes in market conditions and box office performance and the resulting impact on individual theatres.
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
Income Taxes
     We use an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not those assets will be realized. Income taxes are provided on unremitted earnings from foreign subsidiaries unless such earnings are expected to be indefinitely reinvested. Income taxes have also been provided for potential tax assessments. The related tax accruals are recorded in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”, and the recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position would be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in (1) an increase in a liability for income taxes payable or (2) a reduction of an income tax refund receivable or a reduction in a deferred tax asset or an increase in a deferred tax liability or both (1) and (2).
Recent Developments
     On November 6, 2007, as part of an open market purchase, we repurchased $22,155 aggregate principal amount at maturity of our 9 3/4% senior discount notes for approximately $20,936. We funded the transaction with proceeds from our initial public offering. As a result of the transaction, we will record a loss on early retirement of debt of approximately $1,920, which includes premiums paid and the write-off of unamortized debt issue costs related to the repurchased notes.
     On November 9, 2007, our Board of Directors declared a cash dividend for the third quarter of 2007 of $0.18 per common share payable to stockholders of record on December 3, 2007. The dividend will be paid on December 18, 2007.
Results of Operations
     On October 5, 2006, we completed the Century Acquisition. Results of operations for the three months and nine months ended September 30, 2006 do not reflect the inclusion of the Century theatres.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating data (in millions)	2007	2006	2007	2006
Revenues
Admissions	$308.0	$177.7	$835.1	$514.2
Concession	144.3	90.3	397.9	260.2
Other	19.2	20.0	56.6	54.7

Total revenues	$471.5	$288.0	$1,289.6	$829.1

Theatre operating costs(1)
Film rentals and advertising	$166.8	$95.8	$454.2	$275.0
Concession supplies	22.5	15.0	62.7	41.9
Salaries and wages	45.7	27.5	131.3	79.0
Facility lease expense	54.9	38.2	159.8	113.1
Utilities and other	51.6	35.5	144.0	100.9

Total theatre operating costs	$341.5	$212.0	$952.0	$609.9

Operating data as a percentage of revenues (2)
Revenues
Admissions	65.3%	61.7%	64.8%	62.0%
Concession	30.6%	31.3%	30.9%	31.4%
Other	4.1%	7.0%	4.3%	6.6%

Total revenues	100.0%	100.0%	100.0%	100.0%

Theatre operating costs(1)(2)
Film rentals and advertising	54.2%	53.9%	54.4%	53.5%
Concession supplies	15.6%	16.6%	15.8%	16.1%
Salaries and wages	9.7%	9.5%	10.2%	9.5%
Facility lease expense	11.7%	13.3%	12.4%	13.6%
Utilities and other	10.9%	12.3%	11.2%	12.2%
Total theatre operating costs	72.4%	73.6%	73.8%	73.6%

Average screen count (month end average)	4,590	3,408	4,532	3,375

Revenues per average screen (in dollars)	$102,717	$84,518	$284,520	$245,649

(1) Excludes depreciation and amortization expense.

(2) All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues, and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended September 30, 2007 and 2006
     Revenues. Total revenues increased $183.5 million to $471.5 million for the three months ended September 30, 2007 (“third quarter of 2007”) from $288.0 million for the three months ended September 30, 2006 (“third quarter of 2006”), a 63.7% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

				International Operating
	U.S. Operating Segment			Segment			Consolidated
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30,			September 30,			September 30,
			%			%			%
	2007	2006	Change	2007	2006	Change	2007	2006	Change
Admissions revenues (in millions)	$249.0	$128.0	94.5%	$59.0	$49.7	18.7%	$308.0	$177.7	73.3%
Concession revenues (in millions)	$118.0	$68.4	72.5%	$26.3	$21.9	20.1%	$144.3	$90.3	59.8%
Other revenues (in millions) (1)	$10.6	$13.8	(23.2%)	$8.6	$6.2	38.7%	$19.2	$20.0	(4.0%)
Total revenues (in millions) (1)	$377.6	$210.2	79.6%	$93.9	$77.8	20.7%	$471.5	$288.0	63.7%
Attendance (in millions)	43.0	28.6	50.3%	17.2	16.5	4.2%	60.2	45.1	33.5%
Revenues per screen (in dollars) (1)	$104,711	$85,135	23.0%	$95,437	$82,895	15.1%	$102,717	$84,518	21.5%

(1)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 19 of our condensed consolidated financial statements.
•	Consolidated. The increase in admissions revenues of $130.3 million was attributable to a 33.5% increase in attendance from 45.1 million patrons for the third quarter of 2006 to 60.2 million patrons for the third quarter of 2007, which contributed $66.7 million, and a 29.7% increase in average ticket price from $3.94 for the third quarter of 2006 to $5.11 for the third quarter of 2007, which contributed $63.6 million. The increase in concession revenues of $54.0 million was attributable to the 33.5% increase in attendance, which contributed $35.4 million, and a 20.0% increase in concession revenues per patron from $2.00 for the third quarter of 2006 to $2.40 for the third quarter of 2007, which contributed $18.6 million. The increases in admissions revenues, concession revenues, attendance, average ticket prices and concession revenues per patron were the result of a strong and diverse film slate, increased pricing and the addition of the 77 Century theatres acquired during the fourth quarter of 2006. The $0.8 million, or 4.0% decrease in other revenues was primarily attributable to reduced screen advertising revenues which resulted from the NCM transaction and related Exhibitor Services Agreement amendment.

•	U.S. The increase in admissions revenues of $121.0 million was attributable to a 50.3% increase in attendance from 28.6 million patrons for the third quarter of 2006 to 43.0 million patrons for the third quarter of 2007, which contributed $64.1 million, and a 29.5% increase in average ticket price from $4.47 for the third quarter of 2006 to $5.79 for the third quarter of 2007, which contributed $56.9 million. The increase in concession revenues of $49.6 million was attributable to the 50.3% increase in attendance, which contributed $34.3 million, and a 15.1% increase in concession revenues per patron from $2.39 for the third quarter of 2006 to $2.75 for the third quarter of 2007, which contributed $15.3 million. The increases in admissions revenues, concession revenues, attendance, average ticket prices and concession revenues per patron were the result of a strong and diverse film slate, increased pricing and the addition of the 77 Century theatres acquired. The $3.2 million, or 23.2% decrease in other revenues was primarily attributable to reduced screen advertising revenues, which resulted from the NCM transaction and related Exhibitor Services Agreement amendment.

•	International. The increase in admissions revenues of $9.3 million was attributable to a 12.9% increase in average ticket price from $3.02 for the third quarter of 2006 to $3.41 for the third quarter of 2007, which contributed $6.7 million, and a 4.2% increase in attendance, which contributed $2.6 million. The increase in concession revenues of $4.4 million was attributable to a 14.3% increase in concession revenues per patron from $1.33 for the third quarter of 2006 to $1.52 for the third quarter of 2007, which contributed $3.3 million, and the 4.2% increase in attendance, which contributed $1.1 million. The increases in average ticket price and concession revenues per patron were primarily due to price increases and exchange rates. The increase in attendance was primarily due to a strong and diverse film slate and new theatre openings.
     Theatre Operating Costs (excludes depreciation and amortization expense). Theatre operating costs were $341.5 million, or 72.4% of revenues, for the third quarter of 2007 compared to $212.0 million, or 73.6% of revenues, for the third quarter of 2006. The table below, presented by reportable operating segment, summarizes our year-over-year theatre operating costs.

			International Operating
	U.S. Operating Segment		Segment		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006
Film rentals and advertising	$137.1	$71.0	$29.7	$24.8	$166.8	$95.8
Concession supplies	16.0	9.4	6.5	5.6	22.5	15.0
Salaries and wages	38.6	21.7	7.1	5.8	45.7	27.5
Facility lease expense	41.3	26.1	13.6	12.1	54.9	38.2
Utilities and other	39.4	25.2	12.2	10.3	51.6	35.5

Total theatre operating costs	$272.4	$153.4	$69.1	$58.6	$341.5	$212.0

•	Consolidated. Film rentals and advertising costs were $166.8 million, or 54.2% of admissions revenues, for the third quarter of 2007 compared to $95.8 million, or 53.9% of admissions revenues, for the third quarter of 2006. The increase in film rentals and advertising costs of $71.0 million is due to a $130.3 million increase in admissions revenues, and an increase in our film rentals and advertising rate. While the film rentals and advertising rate for our U.S. operating segment was down, the increase in consolidated film rentals and advertising costs as a percentage of admissions revenues is primarily due to the increased relative weight of our U.S. operating segment, which has a higher film rentals and advertising rate than our international operating segment. Concession supplies expense was $22.5 million, or 15.6% of concession revenues, for the third quarter of 2007, compared to $15.0 million, or 16.6% of concession revenues, for the third quarter of 2006. The increase in concession supplies expense of $7.5 million is due to a $54.0 million increase in concession revenues partially offset by a decrease in the concession supplies expense rate. The decrease in concession supplies expense as a percentage of concession revenues is primarily due to the increased relative weight of our U.S. operating segment, which has a lower concession supplies rate than our international operating segment.

Salaries and wages increased to $45.7 million for the third quarter of 2007 from $27.5 million for the third quarter of 2006. Facility lease expense increased to $54.9 million for the third quarter of 2007 from $38.2 million for the third quarter of 2006. Utilities and other costs increased to $51.6 million for the third quarter of 2007 from $35.5 million for the third quarter of 2006. Increases in salaries and wages, facility lease expense and utilities and other costs were primarily due to the additional costs related to the 77 Century theatres acquired and new theatre openings. Salaries and wages expense was also impacted by minimum wage increases in the U.S.

•	U.S. Film rentals and advertising costs were $137.1 million, or 55.1% of admissions revenues, for the third quarter of 2007 compared to $71.0 million, or 55.5% of admissions revenues, for the third quarter of 2006. The increase in film rentals and advertising costs of $66.1 million is due to a $121.0 million increase in admissions revenues partially offset by a decrease in our film rentals and advertising rate. The decrease in film rentals and advertising costs as a percentage of admissions revenues was due to lower film rental rates on certain films released and lower advertising costs. Concession supplies expense was $16.0 million, or 13.6% of concession revenues, for the third quarter of 2007 compared to $9.4 million, or 13.7% of concession revenues, for the third quarter of 2006. The increase in concession supplies expense was primarily due to the 77 Century theatres acquired.

Salaries and wages increased to $38.6 million for the third quarter of 2007 from $21.7 million for the third quarter of 2006. Facility lease expense increased to $41.3 million for the third quarter of 2007 from $26.1 million for the third quarter of 2006. Utilities and other costs increased to $39.4 million for the third quarter of 2007 from $25.2 million for the third quarter of 2006. Increases in salaries and wages, facility lease expense and utilities and other costs, were primarily due to the additional costs related to the 77 Century theatres acquired and new theatre openings. Salaries and wages expense was also impacted by minimum wage increases in the U.S.

•	International. Film rentals and advertising costs were $29.7 million, or 50.3% of admissions revenues, for the third quarter of 2007 compared to $24.8 million, or 49.9% of admissions revenues, for the third quarter of 2006. The increase in film rentals and advertising costs is primarily due to increased admissions revenues. Concession supplies expense was $6.5 million, or 24.7% of concession revenues, for the third quarter of 2007 compared to $5.6 million, or 25.6% of concession revenues, for the third quarter of 2006. The increase in concession supplies expense was primarily due to increased concession revenues.
Salaries and wages increased to $7.1 million for the third quarter of 2007 from $5.8 million for the third quarter of 2006 primarily due to new theatre openings. Facility lease expense increased to $13.6 million for the third quarter of 2007 from $12.1 million for the third quarter of 2006 primarily due to new theatre openings. Utilities and other costs increased to $12.2 million for the third quarter of 2007 from $10.3 million for the third quarter of 2006 primarily due to new theatre openings.
     General and Administrative Expenses. General and administrative expenses increased to $20.6 million for the third quarter of 2007 from $16.4 million for the third quarter of 2006. The increase was primarily due to increased salaries, consulting fees, and service charges related to credit card activity, all of which increased, in part, as a result of the Century Acquisition.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable leases, increased to $38.3 million for the third quarter of 2007 from $21.4 million for the third quarter of 2006 primarily due to the 77 Century theatres acquired.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $3.6 million for the third quarter of 2007 compared to $4.3 million during the third quarter of 2006. Impairment charges for the third quarter of 2007 consisted of $1.8 million of theatre properties, $1.6 million of goodwill associated with theatre properties and $0.2 million of intangible assets associated with theatre properties. We record goodwill at the theatre level, which results in more volatile impairment charges on an annual basis due to changes in market conditions and box office performance and the resulting impact on individual theatres. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions. See notes 14 and 15 to our condensed consolidated financial statements.
     Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $0.9 million during the third quarter of 2007 compared to a loss of $3.8 million during the third quarter of 2006. The loss recorded during the third quarter of 2006 primarily related to a loss on the exchange of a theatre in the United States with a third party and the write-off of intangible assets for closed theatres.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, was $35.0 million for the third quarter of 2007 compared to $22.5 million for the third quarter of 2006. The increase was primarily due to the increased long-term debt related to the financing of the Century Acquisition during the fourth quarter of 2006.
     Interest Income. We recorded interest income of $5.6 million during the third quarter of 2007 compared to interest income of $2.1 million during the third quarter of 2006. The increase in interest income is due to the increase in cash, which was primarily a result of the proceeds from our initial public offering.
     Loss on Early Retirement of Debt. We recorded a loss on early retirement of debt of $3.6 million during the third quarter of 2007, which consisted of repurchase costs, including premiums paid and other fees, and the write-off of unamortized debt issue costs associated with the repurchase of approximately $47.0 million aggregate principal amount at maturity of our 9 3/4% senior discount notes. See Note 11 to our condensed consolidated financial statements.
     Distributions from NCM. We recorded distributions received from NCM of $4.4 million during the third quarter of 2007, which were in excess of the carrying value of our investment. See Note 6 to our condensed consolidated financial statements.

     Income Taxes. We recorded income tax expense of $60.1 million for the third quarter of 2007 compared to $5.7 million recorded for the third quarter of 2006. The effective tax rate was 163.8% for the third quarter of 2007 and 71.4% for the third quarter of 2006. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate. See Note 9 to our condensed consolidated financial statements.
Nine months ended September 30, 2007 and 2006
     Revenues. Total revenues increased $460.5 million to $1,289.6 million for the nine months ended September 30, 2007 (“the 2007 period”) from $829.1 million for the nine months ended September 30, 2006 (“the 2006 period”), a 55.5% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

				International Operating
	U.S. Operating Segment			Segment			Consolidated
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
			%			%			%
	2007	2006	Change	2007	2006	Change	2007	2006	Change
Admissions revenues (in millions)	$671.6	$370.4	81.3%	$163.5	$143.8	13.7%	$835.1	$514.2	62.4%
Concession revenues (in millions)	$326.4	$199.1	63.9%	$71.5	$61.1	17.0%	$397.9	$260.2	52.9%
Other revenues (in millions) (1)	$33.6	$36.8	(8.7%)	$23.0	$17.9	28.5%	$56.6	$54.7	3.5%
Total revenues (in millions) (1)	$1,031.6	$606.3	70.1%	$258.0	$222.8	15.8%	$1,289.6	$829.1	55.5%
Attendance (in millions)	116.8	81.6	43.1%	48.3	46.9	3.0%	165.1	128.5	28.5%
Revenues per screen (in dollars) (1)	$289,490	$247,564	16.9%	$266,241	$240,583	10.7%	$284,520	$245,649	15.8%

(1)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 19 of our condensed consolidated financial statements.
•	Consolidated. The increase in admissions revenues of $320.9 million was attributable to a 28.5% increase in attendance from 128.5 million patrons for the 2006 period to 165.1 million patrons for the 2007 period, which contributed $164.3 million, and a 26.5% increase in average ticket price from $4.00 for the 2006 period to $5.06 for the 2007 period, which contributed $156.6 million. The increase in concession revenues of $137.7 million was attributable to the 28.5% increase in attendance, which contributed $87.8 million, and an 18.7% increase in concession revenues per patron from $2.03 for the 2006 period to $2.41 for the 2007 period, which contributed $49.9 million. The increases in admissions revenues, concession revenues, attendance, average ticket prices and concession revenues per patron were the result of a strong and diverse film slate, increased pricing and the addition of the 77 Century theatres acquired during the fourth quarter of 2006. The 3.5% increase in other revenues was primarily attributable to increased screen advertising revenues from our international operating segment.

•	U.S. The increase in admissions revenues of $301.2 million was attributable to a 43.1% increase in attendance from 81.6 million patrons for the 2006 period to 116.8 million patrons for the 2007 period, which contributed $160.0 million, and a 26.7% increase in average ticket price from $4.54 for the 2006 period to $5.75 for the 2007 period, which contributed $141.2 million. The increase in concession revenues of $127.3 million was attributable to the 43.1% increase in attendance, which contributed $86.0 million, and a 14.3% increase in concession revenues per patron from $2.44 for the 2006 period to $2.79 for the 2007 period, which contributed $41.3 million. The increases in admissions revenues, concession revenues, attendance, average ticket prices and concession revenues per patron were the result of a strong and diverse film slate, increased pricing and the addition of the 77 Century theatres acquired.
     • International. The increase in admissions revenues of $19.7 million was attributable to a 10.5% increase in average ticket price from $3.06 for the 2006 period to $3.38 for the 2007 period, which contributed $15.4 million, and a 3.0% increase in attendance from 46.9 million patrons for the 2006 period to 48.3 million patrons for the 2007 period, which contributed $4.3 million. The increase in concession revenues of $10.4 million was attributable to a 13.8% increase in concession revenues per patron from $1.30 for the 2006 period to $1.48 for the 2007 period, which contributed $8.6 million, and the 3.0% increase in attendance, which contributed $1.8 million. The increases in average ticket price and concession revenues per patron were primarily due to price increases and exchange rates. The increase in attendance was primarily due to a strong and diverse film slate and new theatre openings.
     Theatre Operating Costs (excludes depreciation and amortization expense). Theatre operating costs were $952.0 million, or 73.8% of revenues, for the 2007 period compared to $609.9 million, or 73.6% of revenues, for the 2006 period. The table below, presented by reportable operating segment, summarizes our year-over-year theatre operating costs.

			International Operating
	U.S. Operating Segment		Segment		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006
Film rentals and advertising	$372.3	$203.1	$81.9	$71.9	$454.2	$275.0
Concession supplies	44.7	26.3	18.0	15.6	62.7	41.9
Salaries and wages	111.6	62.2	19.7	16.8	131.3	79.0
Facility lease expense	121.5	78.4	38.3	34.7	159.8	113.1
Utilities and other	110.0	72.3	34.0	28.6	144.0	100.9

Total theatre operating costs	$760.1	$442.3	$191.9	$167.6	$952.0	$609.9

•	Consolidated. Film rentals and advertising costs were $454.2 million, or 54.4% of admissions revenues, for the 2007 period compared to $275.0 million, or 53.5% of admissions revenues, for the 2006 period. The increase in film rentals and advertising costs of $179.2 million is due to a $320.9 million increase in admissions revenues and an increase in our film rentals and advertising rate. The increase in film rentals and advertising costs as a percentage of admissions revenues was due to higher film rental rates on certain films in the 2007 period compared with the 2006 period. During the 2007 period, four films have grossed over $300 million and four additional films have grossed over $200 million domestically leading to increased film rental rates in the U.S. Concession supplies expense was $62.7 million, or 15.8% of concession revenues, for the 2007 period, compared to $41.9 million, or 16.1% of concession revenues, for the 2006 period. The increase in concession supplies expense was primarily due to the 77 Century theatres acquired.

Salaries and wages increased to $131.3 million for the 2007 period from $79.0 million for the 2006 period. Facility lease expense increased to $159.8 million for the 2007 period from $113.1 million for the 2006 period. Utilities and other costs increased to $144.0 million for the 2007 period from $100.9 million for the 2006 period. Increases in salaries and wages, facility lease expense and utilities and other costs were primarily due to the additional costs related to the 77 Century theatres acquired and new theatre openings. Salaries and wages expense was also impacted by minimum wage increases in the U.S.

•	U.S. Film rentals and advertising costs were $372.3 million, or 55.4% of admissions revenues, for the 2007 period compared to $203.1 million, or 54.8% of admissions revenues, for the 2006 period. The increase in film rentals and advertising costs of $169.2 million is due to a $301.2 million increase in admissions revenues, and an increase in our film rentals and advertising rate. The increase in film rentals and advertising costs as a percentage of admissions revenues was due to higher film rental rates on certain films in the 2007 period compared with the 2006 period. During the 2007 period, four films have grossed over $300 million and four additional films have grossed over $200 million domestically leading to increased film rental rates in the U.S. Concession supplies expense was $44.7 million, or 13.7% of concession revenues, for the 2007 period compared to $26.3 million, or 13.2% of concession revenues, for the 2006 period. The increase in concession supplies expense was primarily due to the 77 Century theatres acquired.

Salaries and wages increased to $111.6 million for the 2007 period from $62.2 million for the 2006 period. Facility lease expense increased to $121.5 million for the 2007 period from $78.4 million for the 2006 period. Utilities and other costs increased to $110.0 million for the 2007 period from $72.3 million for the 2006 period. Increases in salaries and wages, facility lease expense and utilities and other costs were primarily due to the additional costs related to the 77 Century theatres acquired and new theatre openings. Salaries and wages expense was also impacted by minimum wage increases in the U.S.

•	International. Film rentals and advertising costs were $81.9 million, or 50.1% of admissions revenues, for the 2007 period compared to $71.9 million, or 50.0% of admissions revenues, for the 2006 period. The increase in film rentals and advertising costs is primarily due to increased admissions revenues. Concession supplies expense was $18.0 million, or 25.2% of concession revenues, for the 2007 period compared to $15.6 million, or 25.5% of concession revenues, for the 2006 period. The increase in concession supplies expense is primarily due to increased concession revenues.
Salaries and wages increased to $19.7 million for the 2007 period from $16.8 million for the 2006 period primarily due to new theatre openings. Facility lease expense increased to $38.3 million for the 2007 period from $34.7 million for the 2006 period primarily due to new theatre openings. Utilities and other costs increased to $34.0 million for the 2007 period from $28.6 million for the 2006 period primarily due to new theatre openings.
     General and Administrative Expenses. General and administrative expenses increased to $57.7 million for the 2007 period from $46.0 million for the 2006 period. The increase was primarily due to increased salaries, consulting fees, and service charges related to credit card activity, all of which increased, in part, as a result of the Century Acquisition.
     Termination of Profit Participation Agreement. Upon consummation of our initial public offering on April 24, 2007, we exercised our option to terminate the amended and restated profit participation agreement with our CEO Alan Stock and purchased Mr. Stock’s interest in the theatres on May 3, 2007 for a price of $6.9 million pursuant to the terms of the agreement. In addition, the Company incurred $0.1 million of payroll taxes related to the termination. See Note 20 to our condensed consolidated financial statements.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable leases, was $113.4 million for the 2007 period compared to $64.5 million for the 2006 period primarily due to the 77 Century theatres acquired.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $60.4 million for the 2007 period compared to $5.2 million during the 2006 period. Impairment charges for the 2007 period consisted of $9.8 million of theatre properties, $46.7 million of goodwill associated with theatre properties and $3.9 million of intangible assets associated with theatre properties. We record goodwill at the theatre level, which results in more volatile impairment charges on an annual basis due to changes in market conditions and box office performance and the resulting impact on individual theatres. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions. See notes 6, 14 and 15 to our condensed consolidated financial statements. See also discussion of gain on NCM transaction.
     (Gain) Loss on Sale of Assets and Other. We recorded a gain on sale of assets and other of $0.6 million during the 2007 period compared to a loss of $5.3 million during the 2006 period. The gain for the 2007 period was primarily due to a gain recorded on the sale of two U.S. theatres, partially offset by losses associated with theatre closures. The loss recorded during the 2006 period primarily related to a loss on the exchange of a theatre in the United States with a third party, the write-off of intangible assets for closed theatres, lease termination fees incurred due to theatre closures and the replacement of certain theatre assets.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, was $111.8 million for the 2007 period compared to $67.1 million for the 2006 period. The increase was primarily due to the increased long-term debt related to the financing of the Century Acquisition during the fourth quarter of 2006.
     Interest Income. We recorded interest income of $13.9 million during the 2007 period compared to interest income of $5.6 million during the 2006 period. The increase in interest income is due to the increase in cash, which was primarily a result of the proceeds from our initial public offering.
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
     Loss on Early Retirement of Debt. We recorded a loss on early retirement of debt of $11.5 million during the 2007 period, which consisted of tender offer repurchase costs, including premiums paid and other fees, and the write-off of unamortized debt issue costs, partially offset by the write-off of the unamortized bond premium, associated with the repurchase of a total of $332.1 million aggregate principal amount of our 9% senior subordinated notes during March and April 2007 and the repurchase of $47.0 million aggregate principal amount at maturity of our 9 3/4% senior discount notes during July and August 2007. We recorded a loss on early retirement of debt of approximately $2.5 million during the 2006 period related to the repurchase of $10.0 million aggregate principal amount of our 9% senior subordinated notes and $39.8 million aggregate principal amount at maturity of our 9 3/4% senior discount notes. See Note 11 to our condensed consolidated financial statements.
     Distributions from NCM. We recorded distributions received from NCM of $5.8 million during the 2007 period, which were in excess of the carrying value of our investment. See Note 6 to our condensed consolidated financial statements.
     Income Taxes. We recorded income tax expense of $69.8 million for the 2007 period compared to $9.6 million recorded for the 2006 period. The effective tax rate was 32.8% for the 2007 period and 31.1% for the 2006 period. See Note 9 to our condensed consolidated financial statements.
Liquidity and Capital Resources
     Operating Activities
     We primarily collect our revenues in cash, mainly through box office receipts and the sale of concession supplies. In addition, a majority of our theatres provide the patron a choice of using a credit card in place of cash, which we convert to cash over a range of one to six days. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities was $204.1 million for the nine months ended September 30, 2007 compared to $75.0 million for the nine months ended September 30, 2006. The increase in cash provided by operating activities is primarily due to the proceeds received from NCM for the modification of our Exhibitor Services Agreement with NCM during the nine months ended September 30, 2007. See Note 6 to our condensed consolidated financial statements for further discussion of the NCM Transaction.
     Since the issuance of the 9 3/4% senior discount notes on March 31, 2004, interest has accreted rather than been paid in cash, which has benefited our operating cash flows for the periods presented. Interest will be paid in cash commencing September 15, 2009, at which time our operating cash flows will be impacted by these cash payments.
     Investing Activities
     Our investing activities have been principally related to the development and acquisition of additional theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash provided by investing activities was $128.6 million for the nine months ended September 30, 2007 compared to cash used for investing activities of $76.4 million for the nine months ended September 30, 2006. The increase in cash provided by investing activities is primarily due to the proceeds received as a result of the sale of a portion of our investment in NCM. See Note 6 to our condensed consolidated financial statements for further discussion of the NCM Transaction.

     Capital expenditures for the nine months ended September 30, 2007 and 2006 were as follows (in millions):

	New	Existing
Period	Theatres	Theatres		Total
Nine Months Ended September 30, 2007	$82.9	$27.1	(1)	$110.0
Nine Months Ended September 30, 2006	$52.1	$25.8	(2)	$77.9

(1)	Includes approximately $2.8 million of expenditures related to the rollout of digital technology for NCM advertising to the Century theatres acquired.

(2)	Includes approximately $11.3 million of expenditures related to the rollout of digital technology for NCM advertising.
     We continue to expand our U.S. theatre circuit. During the nine months ended September 30, 2007, we opened nine theatres with 139 screens in domestic markets, closed three theatres with 22 screens and sold two theatres with 34 screens. At September 30, 2007 we had 285 theatres with 3,606 screens (including 1 theatre with 12 screens in Canada) in domestic markets. At September 30, 2007, we had signed commitments to open four new theatres with 62 screens in domestic markets during the remainder of 2007 and open 12 new theatres with 168 screens subsequent to 2007. We estimate the remaining capital expenditures for the development of these 230 domestic screens will be approximately $100 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
     We also continue to expand our international theatre circuit. During the nine months ended September 30, 2007, we opened five theatres with 35 screens in international markets and closed one theatre with ten screens. At September 30, 2007 we had 119 theatres with 990 screens in international markets. At September 30, 2007, we had signed commitments to open two new theatres with 21 screens in international markets during the remainder of 2007 and open two new theatres with 15 screens subsequent to 2007. We estimate the remaining capital expenditures for the development of these 36 international screens will be approximately $16 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
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
     Financing Activities
     Cash used for financing activities was $150.4 million for the nine months ended September 30, 2007 compared to $38.9 million for the nine months ended September 30, 2006. The increase in cash used for financing activities was primarily due to the repurchase of $332.1 million aggregate principal amount of our 9% senior subordinated notes and $47.0 million aggregate principal amount at maturity of our 9 3/4% senior discount notes, which were partially offset by the net proceeds from our initial public offering of approximately $245.9 million.
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

     On April 24, 2007, we completed our initial public offering. We sold 13,888,889 shares of our common stock and selling stockholders sold an additional 14,111,111 shares of common stock at a price of $17.955 ($19 per share less underwriting discounts). The net proceeds (before expenses) we received were $249.4 million and we paid approximately $3.5 million in legal, accounting and other fees. The selling stockholders granted the underwriters a 30-day option to purchase up to an additional 2,800,000 shares of our common stock at a price of $17.955 ($19 per share less underwriting discounts). On May 21, 2007, the underwriters purchased an additional 269,100 shares from the selling stockholders pursuant to this option. We did not receive any proceeds from the sale of shares by the selling stockholders. We have utilized a portion of the net proceeds to repurchase a portion of our 9 3/4% senior discount notes and we expect to continue to use the remaining net proceeds from the offering to repurchase a portion of the remaining outstanding 9 3/4% senior discount notes or repay debt outstanding under the senior secured credit facility. The 9 3/4% senior discount notes are not currently subject to repurchase at our option. Accordingly, if we are unable to repurchase the 9 3/4% senior discount notes at acceptable prices, we expect to use the net proceeds to repay term loan debt outstanding under the senior secured credit facility. We have significant flexibility in applying the net proceeds from our initial public offering. We have invested the proceeds in short-term, investment-grade marketable securities or money market obligations.
     During July and August 2007, we repurchased in six open market purchases a total of $47.0 million aggregate principal amount at maturity of our 9 3/4% senior discount notes for approximately $42.8 million, including accreted interest of $10.9 million. We funded the transactions with proceeds from our initial public offering. As of September 30, 2007, we had outstanding approximately $488.6 million aggregate principal amount at maturity of our 9 3/4% senior discount notes.
     In August 2007, we initiated a quarterly dividend policy. Consistent with the disclosures in our 424(b)(1) prospectus, the dividend for the second quarter of 2007 was based on a dividend rate of $0.18 per share, prorated based on the April 27, 2007 closing of our initial public offering. Based on the above proration, our Board of Directors declared a cash dividend for the second quarter of 2007 of $0.13 per common share to stockholders of record on September 4, 2007, which was paid with available cash on September 18, 2007.
     We may from time to time, subject to compliance with our debt instruments, purchase on the open market our debt securities depending upon the availability and prices of such securities. Long-term debt consisted of the following as of September 30, 2007 and December 31, 2006:

		December 31,
	September 30, 2007	2006
Cinemark, Inc. 9 3/4% senior discount notes due 2014	$425,277	$434,073
Cinemark USA, Inc. term loan	1,101,686	1,117,200
Cinemark USA, Inc. 9% senior subordinated notes due 2013	184	350,820
Other long-term debt	7,489	9,560

Total long-term debt	1,534,636	1,911,653
Less current portion	6,692	14,259

Long-term debt, less current portion	$1,527,944	$1,897,394

     As of September 30, 2007, we had borrowings of $1,101.7 million outstanding on the term loan under our new senior secured credit facility, $425.3 million accreted principal amount outstanding under our 9 3/4% senior discount notes and approximately $0.2 million aggregate principal amount outstanding under the 9% senior subordinated notes, respectively, and had approximately $149.9 million in available borrowing capacity under our revolving credit facility. We were in full compliance with all covenants governing our outstanding debt at September 30, 2007.
     During March 2007, we entered into two interest rate swap agreements with effective dates of August 13, 2007 and terms of five years each. The interest rate swaps were designated to hedge approximately $500.0 million of our variable rate debt obligations. Under the terms of the interest rate swap agreements, we pay fixed rates of 4.918% and 4.922% on $375.0 million and $125.0 million, respectively, of variable rate debt and receive interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the three-month period following the reset date. No premium or discount was incurred upon us entering into the interest rate swaps because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were consummated. The interest rate swaps qualify for cash flow hedge accounting treatment in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as

such, we have effectively hedged our exposure to variability in the future cash flows attributable to the 3-month LIBOR on approximately $500.0 million of debt. The change in the fair value of the interest rate swaps is recorded on our condensed consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings. At September 30, 2007, the estimated fair value of the interest rate swaps was a liability of approximately $3.4 million.
     As of September 30, 2007, our long-term debt obligations, scheduled interest payments on long-term debt, future minimum lease obligations under non-cancelable operating and capital leases, scheduled interest payments under capital leases, outstanding letters of credit, obligations under employment agreements and purchase commitments for each period indicated are summarized as follows:

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1 - 3 Years	4 - 5 Years	5 Years
Long-term debt [1]	$1,597.9	$6.7	$27.3	$22.4	$1,541.5
Scheduled interest payments on long-term debt[2]	$699.9	77.6	226.0	244.2	152.1
Operating lease obligations	$2,038.8	166.2	334.6	321.8	1,216.2
Capital lease obligations	$116.1	4.1	9.9	10.8	91.3
Scheduled interest payments on capital leases	$112.8	12.4	23.3	21.1	56.0
Letters of credit	$0.1	0.1	—	—	—
Employment agreements	$10.2	3.4	6.8	—	—
Purchase commitments[3]	$123.6	19.5	94.2	9.7	0.2

Total obligations[4]	$4,699.4	$290.0	$722.1	$630.0	$3,057.3

[1]	Includes the 9 3/4% senior discount notes in the aggregate principal amount at maturity of $488.6 million.

[2]	Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates in effect on September 30, 2007. The average interest rates on our fixed rate and variable rate debt were 8.2% and 7.3%, respectively, as of September 30, 2007.

[3]	Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of September 30, 2007.

[4]	The contractual obligations table excludes the Company’s FIN 48 liabilities of $12.1 million because the Company cannot make a reliable estimate of the timing of the related cash payments.
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

     During July and August 2007, we repurchased in six open market purchases a total of $47.0 million aggregate principal amount at maturity of our 9 3/4% senior discount notes for approximately $42.8 million, including accreted interest of $10.9 million. We funded the transactions with proceeds from our initial public offering.
     As of September 30, 2007, the accreted principal balance of the notes was approximately $425.3 million and the aggregate principal amount at maturity was approximately $488.6 million.
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
     New Senior Secured Credit Facility
     On October 5, 2006, in connection with the Century Acquisition, our wholly-owned subsidiary, Cinemark USA, Inc., entered into a new senior secured credit facility. The new senior secured credit facility provides for a seven year term loan of $1.12 billion and a $150 million revolving credit line that matures in six years unless our 9% senior subordinated notes have not been refinanced by August 1, 2012 with indebtedness that matures no earlier than seven and one-half years after the closing date of the new senior secured credit facility, in which case the maturity date of the revolving credit line becomes August 1, 2012. The net proceeds of the term loan were used to finance a portion of the $531.2 million cash portion of the Century Acquisition, repay in full the $253.5 million outstanding under the former senior secured credit facility, repay approximately $360.0 million of existing indebtedness of Century and to pay for related fees and expenses. The revolving credit line was left undrawn at closing. The revolving credit line is used for our general corporate purposes.
     At September 30, 2007, there was $1,101.7 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Approximately $149.9 million was available for borrowing under the revolving credit line, giving effect to a $0.1 million letter of credit outstanding. The average interest rate on outstanding borrowings under the new senior secured credit facility at September 30, 2007 was 7.0% per annum.
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
     As of September 30, 2007, Cinemark USA, Inc. had outstanding approximately $0.2 million aggregate principal amount of 9% senior subordinated notes. Cinemark USA, Inc. may redeem the remaining 9% senior subordinated notes on or after February 1, 2008.
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
Cautionary Statement Regarding Forward-Looking Statements
     Certain matters within this Quarterly Report on Form 10Q include “forward—looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10Q, other than statements of historical fact, may constitute forward-looking statements. Forward-looking statements can be identified by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. For a description of the risk factors, please review the “Risk Factors” section or other sections in the Company’s 424(b)(1) prospectus filed April 24, 2007 and quarterly reports on Form 10-Q, filed with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by such risk factors. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have exposure to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices.
Interest Rate Risk
     We are currently party to variable rate debt facilities. An increase or decrease in interest rates would affect interest costs relating to our variable rate debt facilities. At September 30, 2007, there was an aggregate of approximately $609.2 million of variable rate debt outstanding under these facilities (net of $500.0 million of debt subject to the interest rate swaps discussed below). Based on the interest rate levels in effect on the variable rate debt outstanding at September 30, 2007, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $6.1 million.
     During March 2007, we entered into two interest rate swap agreements with effective dates of August 13, 2007 and terms of five years each. The interest rate swaps were designated to hedge approximately $500.0 million of our variable rate debt obligations. Under the terms of the interest rate swap agreements, we pay fixed rates of 4.918% and 4.922% on $375.0 million and $125.0 million, respectively, of variable rate debt and receive interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the three-month period following the reset date. No premium or discount was incurred upon us entering into the interest rate swaps because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were consummated. The interest rate swaps qualify for cash flow hedge accounting treatment in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as such, we have effectively hedged our exposure to variability in the future cash flows attributable to the 3-month LIBOR on approximately $500.0 million of debt. The change in the fair values of the interest rate swaps is recorded on our condensed consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion reported in earnings. At September 30, 2007, the estimated fair value of the interest rate swaps was a liability of approximately $3.4 million.
     The tables below provide information about our fixed rate and variable rate long-term debt agreements as of September 30, 2007 and December 31, 2006:

	Expected Maturity as of September 30, 2007
	(in millions)
									Average
								Fair	Interest
	2008	2009	2010	2011	2012	Thereafter	Total	Value	Rate
Fixed rate (1)	$—	$—	$—	$—	$—	$988.7	$988.7	$970.1	8.2%
Variable rate	6.7	14.5	12.8	11.2	11.2	552.8	609.2	615.6	7.3%

Total debt	$6.7	$14.5	$12.8	$11.2	$11.2	$1,541.5	$1,597.9	$1,585.7

	Expected Maturity as of December 31, 2006
	(in millions)
									Average
								Fair	Interest
	2007	2008	2009	2010	2011	Thereafter	Total	Value	Rate
Fixed rate	$0.1	$—	$—	$—	$—	$886.4	$886.5	$812.1	9.5%
Variable rate	14.2	14.9	12.8	12.4	11.2	1,061.2	1,126.7	1,146.8	7.4%

Total debt	$14.3	$14.9	$12.8	$12.4	$11.2	$1,947.6	$2,013.2	$1,958.9

(1)	Includes $500.0 million of the Cinemark USA, Inc. term loan, which represents the debt hedged with our interest rate swap agreements.

Foreign Currency Exchange Rate Risk
     We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and construction interior finish items and other operating supplies used by our international subsidiaries. Principally all the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. Generally accepted accounting principles in the U.S. require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, generally accepted accounting principles in the U.S. require that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations result in us reporting exchange gains (losses) or foreign currency translation adjustments relating to our international subsidiaries depending on the inflationary environment of the country in which we operate. Based upon our equity ownership in our international subsidiaries as of September 30, 2007, holding everything else constant, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the net fair value of our investments in our international subsidiaries by approximately $35 million.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no material changes from the legal proceedings previously reported under “Business – Legal Proceedings” in the Company’s 424(b)(1) prospectus filed April 24, 2007.
Item 1A. Risk Factors
     There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Company’s 424(b)(1) prospectus filed April 24, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). Pending the application of the net proceeds, we have invested the proceeds in short-term, investment-grade marketable securities or money market obligations. During July and August 2007, we repurchased in six open market purchases a total of $47.0 million aggregate principal at maturity of our 9 3/4% senior discount notes for approximately $42.8 million, including accreted interest of $10.9 million. During November 2007, we repurchased in one open market purchase $22.2 million aggregate principal amount at maturity of our 9 3/4% senior discount notes for approximately $20.9 million, including accreted interest of $6.0 million. We funded the transactions with the proceeds from our initial public offering.

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

DATE: November 12, 2007	CINEMARK HOLDINGS, INC. Registrant
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