Form 10-K
period 2007-12-31
Cinemark Holdings, Inc.
filed 2008-03-28
CIK 1385280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
Commission File Number 001-33401
CINEMARK HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-5490327
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3900 Dallas Parkway
Suite 500
Plano, Texas	75093
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (972) 665-1000
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ☐               Accelerated filer ☐                         Non-accelerated filer ☑                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 29, 2007, computed by reference to the closing price for the registrant’s common stock on the New York Stock Exchange on such date was $537,746,840 (30,605,967 shares at a closing price per share of $17.57).
As of February 29, 2008, 107,056,131 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement, in connection with its 2008 Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2007, are incorporated by reference into Part III, Items 10-14, of this annual report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements
     This annual report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, based on our current expectations, assumptions, estimates and projections about our business and our industry. They include statements relating to:
•	future revenues, expenses and profitability;

•	the future development and expected growth of our business;

•	projected capital expenditures;

•	attendance at movies generally or in any of the markets in which we operate;

•	the number or diversity of popular movies released and our ability to successfully license and exhibit popular films;

•	national and international growth in our industry;

•	competition from other exhibitors and alternative forms of entertainment; and

•	determinations in lawsuits in which we are defendants.
     You can identify forward-looking statements by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions which are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. In evaluating forward-looking statements, you should carefully consider the risks and uncertainties described in the “Risk Factors” section in Item 1A of this Form 10-K and elsewhere in this Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors contained in this Form 10-K. Forward-looking statements contained in this Form 10-K reflect our view only as of the date of this Form 10-K. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Certain Definitions
     Unless the context otherwise requires, all references to “we,” “our,” “us,” the “issuer” or “Cinemark” relate to Cinemark Holdings, Inc. and its consolidated subsidiaries, including Cinemark, Inc., Cinemark USA, Inc. and Century Theatres, Inc. Unless otherwise specified, all operating and other statistical data for the U.S. include one theatre in Canada. All references to Latin America are to Argentina, Brazil, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Nicaragua, Panama and Peru. Unless otherwise specified, all operating and other statistical data are as of and for the year ended December 31, 2007.

PART I
Item 1. Business
Our Company
     Cinemark Holdings, Inc. and subsidiaries (the “Company”) are leaders in the motion picture exhibition industry in terms of both revenues and the number of screens in operation, with theatres in the United States (“U.S.”), Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. The Company also managed theatres in the U.S., Canada, Brazil and Colombia during the year ended December 31, 2007.
     On April 2, 2004, an affiliate of Madison Dearborn Partners, LLC, (“MDP”), acquired approximately 83% of the capital stock of Cinemark, Inc., pursuant to which a newly formed subsidiary owned by an affiliate of MDP was merged with and into Cinemark, Inc., with Cinemark, Inc. continuing as the surviving corporation (the “MDP Merger”). Simultaneously, an affiliate of MDP purchased shares of Cinemark, Inc.’s common stock for $518.2 million in cash and became Cinemark, Inc.’s controlling stockholder. Lee Roy Mitchell, Chairman and then Chief Executive Officer, the Mitchell Special Trust and certain members of management collectively retained a minority ownership of Cinemark, Inc.’s capital stock. In December 2004, MDP sold a portion of its stock in Cinemark, Inc. to outside investors and in July 2005, Cinemark, Inc. issued additional shares to another outside investor.
     On August 2, 2006, Cinemark Holdings, Inc. was formed as the Delaware holding company of Cinemark, Inc. On August 7, 2006, the Cinemark, Inc. stockholders entered into a share exchange agreement pursuant to which they agreed to exchange their shares of Class A common stock for an equal number of shares of common stock of Cinemark Holdings, Inc. (“Cinemark Share Exchange”). The Cinemark Share Exchange was completed on October 5, 2006 and facilitated the acquisition of Century Theatres, Inc., a national theatre chain headquartered in San Rafael, California with 77 theatres and 1,017 screens in 12 states, for a purchase price of approximately $681 million and the assumption of approximately $360 million of Century debt (“Century Acquisition”). On October 5, 2006, Cinemark, Inc. became a wholly owned subsidiary of Cinemark Holdings, Inc. Prior to October 5, 2006, Cinemark Holdings, Inc. had no assets, liabilities or operations. The accompanying consolidated financial statements are reflective of the change in reporting entity that occurred as a result of the Cinemark Share Exchange. Cinemark Holdings, Inc.’s consolidated financial statements reflect the accounting basis of its stockholders for all periods presented. On April 24, 2007, Cinemark Holdings, Inc. completed an initial public offering of its common stock.
     As of December 31, 2007, we managed our business under two operating segments – U.S. markets and international markets, in accordance with Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.” See Note 22 to the consolidated financial statements.
     Our principal executive offices are at 3900 Dallas Parkway, Suite 500, Plano, Texas 75093. Our telephone number is (972) 665-1000. We maintain a corporate website at www.cinemark.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments, are available on our website free of charge under the heading “Investor Relations – SEC Filings” as soon as practicable after such reports are filed or furnished electronically to the Securities and Exchange Commission.
Description of Business
     We are a leader in the motion picture exhibition industry with 408 theatres and 4,665 screens in the U.S. and Latin America. Our circuit is the third largest in the U.S. with 287 theatres and 3,654 screens in 38 states. We are the most geographically diverse circuit in Latin America with 121 theatres and 1,011 screens in 12 countries. During the year ended December 31, 2007, over 212 million patrons attended our theatres. Our modern theatre circuit features stadium seating for approximately 81% of our first-run screens.
     We selectively build or acquire new theatres in markets where we can establish and maintain a leading market position. We believe our portfolio of modern theatres provides a preferred destination for moviegoers and contributes to our significant cash flows from operating activities. Our significant presence in the U.S. and Latin America has made us an important distribution channel for movie studios, particularly as they look to increase revenues generated in Latin

America. Our market leadership is attributable in large part to our senior executives, who average approximately 33 years of industry experience and have successfully navigated us through multiple business cycles.
     We grew our total revenue per patron at a compound annual growth rate, (“CAGR”), during the last three fiscal years of 11.5%. Revenues, operating income and net income for the year ended December 31, 2007, were $1,682.8 million, $113.0 million and $88.9 million, respectively. At December 31, 2007 we had cash and cash equivalents of $338.0 million and long-term debt of $1,523.7 million. Approximately $607.8 million of our long-term debt accrues interest at variable rates.
Motion Picture Industry Overview
     Domestic Markets
     The U.S. motion picture exhibition industry has a track record of long-term growth, with box office revenues growing at a CAGR of 5.1% over the last 15 years. Against this background of steady long-term growth, the exhibition industry has experienced periodic short-term increases and decreases in attendance, and consequently box office revenues. In 2007, the motion picture exhibition industry continued to experience growth with box office revenues increasing 5.4% over 2006, compared to an increase of 3.5% in 2006 over 2005. We believe box office revenues will continue to perform well in 2008 with a solid slate of films, including Harry Potter and the Half-Blood Prince, Indiana Jones and the Kingdom of the Crystal Skull, Chronicles of Narnia: Prince Caspian, The Dark Knight, Wall-E, Hancock, The Mummy: Tomb of the Dragon Emperor and the release of 3-D movies such as Hannah Montana & Miley Cyrus: Best of Both Worlds and Journey to the Center of the Earth. In 2009, a broad slate of 3-D films is expected, including Monsters vs. Aliens, Ice Age 3, and Avatar.
     The following table represents the results of a survey by MPAA Worldwide Market Research (“MPAA”), published during March 2008, outlining the historical trends in U.S. box office revenues for the ten year period from 1997 to 2007:

	U.S. Box
	Office Revenues	Attendance	Average Ticket
Year	($ in millions)	(in millions)	Price
1997	$6,216	1,354	$4.59
1998	$6,760	1,438	$4.69
1999	$7,314	1,440	$5.08
2000	$7,468	1,383	$5.39
2001	$8,125	1,438	$5.66
2002	$9,272	1,599	$5.81
2003	$9,165	1,521	$6.03
2004	$9,215	1,484	$6.21
2005	$8,832	1,376	$6.41
2006	$9,138	1,395	$6.55
2007	$9,629	1,400	$6.88
International Markets
     International growth also continues to be solid. According to MPAA, international box office revenues grew steadily at a CAGR of 11.9% from 2003 to 2007 as a result of the increasing acceptance of moviegoing as a popular form of entertainment throughout the world, ticket price increases and new theatre construction.
     Growth in Latin America is expected to be fueled by a combination of continued development of modern theatres, attractive demographics (i.e., a significant teenage population), quality product from Hollywood and the emergence of a local film industry. In many Latin American countries the local film industry had been dormant because of the lack of sufficient theatres to exhibit the film product. The development of new modern multiplex theatres has revitalized the local film industry and, in Mexico, Brazil and Argentina, successful local film product often provides incremental growth opportunities.

     We believe many international markets for theatrical exhibition have historically been underserved and that certain of these markets, especially those in Latin America, will continue to experience growth as additional modern stadium-styled theatres are introduced.
Drivers of Continued Industry Success
     We believe the following market trends will drive the continued growth and strength of our industry:
     Importance of Theatrical Success in Establishing Movie Brands and Subsequent Markets. Theatrical exhibition is the primary distribution channel for new motion picture releases. A successful theatrical release which “brands” a film is one of the major factors in determining its success in “downstream” markets, such as DVDs, network and syndicated television, video on-demand, pay-per-view television and downloading utilizing the Internet.
     Increased Importance of International Markets for Box Office Success. International markets continue to be an increasingly important component of the overall box office revenues generated by Hollywood films, accounting for $17.1 billion, or 64% of 2007 total worldwide box office revenues according to MPAA. With continued growth of the international motion picture exhibition industry, we believe the relative contribution of markets outside North America will become even more significant.
     Increased Investment in Production and Marketing of Films by Distributors. As a result of the additional revenues generated by domestic, international and “downstream” markets, studios have increased production and marketing expenditures at a CAGR of 8.2% and 10.1%, respectively, since 2004, according to MPAA. Production and marketing expenditures for 2007 increased by 18.1% and 12.7%, respectively over 2006.
     Stable Long-term Attendance Trends. We believe that long-term trends in motion picture attendance in the U.S. will continue to benefit the industry. Despite historical economic and industry cycles, domestic attendance has grown at a 1.6% CAGR over the last 15 years to 1.4 billion patrons in 2007. According to Nielsen Entertainment/NRG, 77% of moviegoers stated their overall theatre experience in 2007 was time and money well spent. Additionally, younger moviegoers in the U.S. continue to be the most frequent patrons.
     Reduced Seasonality of Revenues. Box office revenues have historically been highly seasonal, with a majority of blockbusters being released during the summer and year-end holiday season. In recent years, the seasonality of motion picture exhibition has become less pronounced as studios have begun to release films more evenly throughout the year. This benefits exhibitors by allowing more effective allocation of the fixed cost base throughout the year.
     Convenient and Affordable Form of Out-Of-Home Entertainment. Moviegoing continues to be one of the most convenient and affordable forms of out-of-home entertainment, with an estimated average ticket price in the U.S. of $6.88 in 2007. Average prices in 2007 for other forms of out-of-home entertainment in the U.S., including sporting events and theme parks, range from approximately $23.50 to $65.25 per ticket according to MPAA. Movie ticket prices have risen at approximately the rate of inflation, while ticket prices for other forms of out-of-home entertainment have increased at higher rates.
Competitive Strengths
     We believe the following strengths allow us to compete effectively:
     Solid Operating Performance and Discipline. We generated operating income and net income of $113.0 million and $88.9 million, respectively, for the year ended December 31, 2007. Our solid operating performance is a result of our financial discipline, such as negotiating favorable theatre level economics and controlling theatre operating costs. We believe the continued integration of the Century Acquisition will result in additional revenues and cost efficiencies to further improve our margins.
     Leading Position in Our U.S. Markets. We have a leading share in the U.S. metropolitan and suburban markets we serve. For the year ended December 31, 2007, we ranked either first or second based on box office revenues in 22 out of our top 25 U.S. markets, including the San Francisco Bay Area, Dallas, Houston and Sacramento. On average, the population in domestic markets where over 80% of our theatres are located, including Dallas, Las Vegas and Phoenix, is expected to grow 52% faster than the average growth rate of the U.S. population over the next five years, as reported by BIAfn and U.S. census data.

     Strategically Located in Heavily Populated Latin American Markets. Since 1993, we have invested throughout Latin America due to the growth potential of the region. We operate 121 theatres and 1,011 screens in 12 countries, generating revenues of $333.6 million for the year ended December 31, 2007. We have successfully established a significant presence in major cities in the region, with theatres in twelve of the fifteen largest metropolitan areas. With the most geographically diverse circuit in Latin America, we are an important distribution channel to the movie studios. The region’s improved economic climate and rising disposable income are also a source for growth. We are well-positioned with our modern, large-format theatres and new screens to take advantage of this favorable economic environment for further growth and diversification of our revenues.
     Modern Theatre Circuit. We have one of the most modern theatre circuits in the industry which we believe makes our theatres a preferred destination for moviegoers in our markets. We feature stadium seating in approximately 81% of our first run auditoriums and approximately 82% of our international screens also feature stadium seating. During 2007, we continued our organic expansion by opening 257 screens. We currently have commitments to build 225 additional screens over the next three years.
     Solid Balance Sheet with Significant Cash Flow from Operating Activities. We generate significant cash flow from operating activities as a result of several factors, including management’s ability to contain costs, predictable revenues and a geographically diverse, modern theatre circuit requiring limited maintenance capital expenditures. Additionally, a strategic advantage that enhances our cash flows, is our ownership of land and buildings for 43 of our theatres. We believe our expected level of cash flow generation will provide us with the strategic and financial flexibility to pursue growth opportunities, support our debt payments and make dividend payments to our stockholders. As of December 31, 2007, we had cash of $338.0 million.
     Experienced Management with Focused Operating Philosophy. Led by Chairman and founder Lee Roy Mitchell, Chief Executive Officer Alan Stock, President and Chief Operating Officer Timothy Warner and Chief Financial Officer Robert Copple, our management team has an average of approximately 33 years of theatre operating experience executing a focused strategy which has led to consistent operating results. Our operating philosophy has centered on providing a superior viewing experience and selecting less competitive markets or clustering in strategic metropolitan and suburban markets in order to generate a high return on invested capital. This focused strategy includes strategic site selection, building appropriately-sized theatres for each of our markets, and managing our properties to maximize profitability. As a result, we grew our admissions and concession revenues per patron at the highest CAGR during the last four fiscal years among the three largest motion picture exhibitors in the U.S.
Our Strategy
     We believe our operating philosophy and management team will enable us to continue to enhance our leading position in the motion picture exhibition industry. Key components of our strategy include:
     Establish and Maintain Leading Market Positions. We will continue to seek growth opportunities by building or acquiring modern theatres that meet our strategic, financial and demographic criteria. We will continue to focus on establishing and maintaining a leading position in the markets we serve.
     Continue to Focus on Operational Excellence. We will continue to focus on achieving operational excellence by controlling theatre operating costs. Our margins reflect our track record of operating efficiency.
     Selectively Build in Profitable, Strategic Latin American Markets. Our international expansion will continue to focus primarily on Latin America through construction of American-style, state-of-the-art theatres in major urban markets.
Dividend Policy
     During August 2007, we initiated a quarterly dividend policy. Consistent with the disclosures in our 424(b)(1) prospectus, the dividend for the second quarter of 2007 was based upon the quarterly dividend rate of $0.18 per common share, prorated based on the April 27, 2007 closing date of our initial public offering. Based on such proration, our board of directors declared a cash dividend of $0.13 per share of common stock, which was paid on September 18, 2007. The dividend for the third quarter was the first dividend paid by us reflecting a full quarter since our initial public offering and was paid in the amount of $0.18 per share of common stock on December 18, 2007. We paid dividends of approximately $33.1 million in the aggregate during 2007. The dividend for the fourth quarter of 2007 was paid in the amount of $0.18 per share of common stock on March 14, 2008. We, at the discretion of our board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.
Theatre Operations
     As of December 31, 2007, we operated 408 theatres and 4,665 screens in 38 states, one Canadian province and 12 Latin American countries. Our theatres in the U.S. are primarily located in mid-sized U.S. markets, including suburbs of major metropolitan areas. We believe these markets are generally less competitive and generate high, stable margins. Our theatres in Latin America are primarily located in major metropolitan markets, which we believe are generally underscreened. The following tables summarize the geographic locations of our theatre circuit as of December 31, 2007.
     United States Theatres

	Total	Total
State	Theatres	Screens

Texas	78	1,054
California	63	710
Ohio	20	221
Utah	12	155
Nevada	10	154
Colorado	8	127
Illinois	9	122
Oregon	7	102
Arizona	6	94
Kentucky	7	83
Pennsylvania	5	73
Oklahoma	6	67
Louisiana	5	58
New Mexico	4	54
Virginia	4	52
Indiana	5	46
North Carolina	4	41
Mississippi	3	41
Florida	2	40
Iowa	4	39
Arkansas	3	30
Washington	2	30
Georgia	2	27
New York	2	27
South Carolina	2	22
Kansas	1	20
Michigan	1	16
Alaska	1	16
New Jersey	1	16
Missouri	1	15
South Dakota	1	14
Tennessee	1	14
Wisconsin	1	14
Massachusetts	1	12
Delaware	1	10
West Virginia	1	10
Minnesota	1	8
Montana	1	8

Total United States	286	3,642
Canada	1	12

Total	287	3,654

     International Theatres

	Total	Total
Country	Theatres	Screens

Brazil	40	339
Mexico	31	304
Chile	12	91
Central America(1)	12	81
Argentina	9	77
Colombia	9	56
Peru	4	37
Ecuador	4	26

Total	121	1,011

(1)	Includes Honduras, El Salvador, Nicaragua, Costa Rica and Panama.
     We first entered Latin America with the opening of theatres in Chile in 1993 and Mexico in 1994. Since 1993, through our focused international strategy, we have developed into the most geographically diverse circuit in Latin America. We presently have theatres in twelve of the fifteen largest metropolitan areas in Latin America. We have balanced our risk through a diversified international portfolio with operations in twelve countries in Latin America. In addition, we have achieved significant scale in Mexico and Brazil, the two largest Latin American economies.
     We believe that certain markets within Latin America continue to be underserved and penetration of movie screens per capita in Latin American markets is substantially lower than in the U.S. and European markets. We will continue to build and expand our presence in underserved international markets, with emphasis on Latin America, and fund our expansion primarily with cash flow generated in those markets. We are able to mitigate exposure in the costs of our international operations to currency fluctuations by using local currencies to fund substantially all aspects of our operations, including film and facility lease expense. Our geographic diversity throughout Latin America has allowed us to maintain consistent revenue growth notwithstanding currency fluctuations that may affect any particular market.
Film Licensing
     In the U.S., we license films from film distributors that are owned by major film production companies or from independent film distributors that distribute films for smaller production companies. For new release films, film distributors typically establish geographic zones and offer each available film to one theatre in each zone. The size of a film zone is generally determined by the population density, demographics and box office revenues potential of a particular market or region. We currently operate theatres in 235 first run film zones in the U.S. New film releases are licensed at the discretion of the film distributors. As the sole exhibitor in approximately 85% of the first run film zones in which we operate, we have maximum access to film product, which allows us to select those pictures we believe will be the most successful in our markets from those offered to us by distributors. We usually license films on an allocation basis in film zones where we face competition.
     In the international markets in which we operate, distributors do not allocate film to a single theatre in a geographic film zone, but allow competitive theatres to play the same films simultaneously. In these markets, films are still licensed on a theatre-by-theatre and film-by-film basis. Our theatre personnel focus on providing excellent customer service, and we provide a modern facility with the most up-to-date sound systems, comfortable stadium style seating and other amenities typical of modern American-style multiplexes, which we believe gives us a competitive advantage in markets where competing theatres play the same films. Of the 1,011 screens we operate in international markets approximately 72% have no direct competition from other theatres.
     Our film rental licenses in the U.S. typically specify that rental fees are based on either mutually agreed upon firm terms or a sliding scale formula, which are established prior to the opening of the picture, or on a mutually agreed upon settlement at the conclusion of the picture run. Under a firm terms formula, we pay the distributor a specified percentage of box office receipts, which reflects either a mutually agreed upon aggregate rate for the life of the film or rates that decline over the term of the run. Firm term film rental fees that decline over the term of the run generally start at 60% to

70% of box office receipts, gradually declining to as low as 30% over a period of four to seven weeks. Under the sliding scale formula, film rental is paid as a percentage of box office revenues using a pre-determined matrix based upon box office performance of the film. The settlement process allows for negotiation of film rental fees upon the conclusion of the film run based upon how the film performs. Internationally, our film rental licenses are based on mutually agreed upon firm terms established prior to the opening of the picture. The film rental percentages paid by our international locations are generally lower than in the U.S. markets and gradually decline over a period of several weeks.
     We operate seven art theatres with 27 screens under the CinéArts brand. We also regularly play art and independent films at eleven other theatres. CinéArts allows us to take advantage of the growth in the art and independent market driven by the more mature patron. There has been an increased interest in art, foreign and documentary films. High profile film festivals, such as the Sundance Film Festival, have contributed to growth and interest in this genre. Recent hits such as Juno, There Will Be Blood and No Country For Old Men have demonstrated the box office potential of art and independent films.
Concessions
     Concession sales are our second largest revenue source, representing approximately 30.7% of total revenues for the year ended December 31, 2007. Concession sales have a much higher margin than admissions sales. We have devoted considerable management effort to increase concession sales and improve operating margins. These efforts include implementation of the following strategies:
•	Optimization of product mix. Concession products are primarily comprised of various sizes of popcorn, soft drinks and candy. Different varieties and flavors of candy and soft drinks are offered at theatres based on preferences in that particular geographic region. Specially priced combos are launched on a regular basis to increase average concession purchases as well as to attract new buyers. Kids’ meals are also offered and packaged towards younger patrons.

•	Staff training. Employees are continually trained in “suggestive-selling” and “upselling” techniques. Consumer promotions conducted at the concession stand always include a motivational element which rewards theatre staff for exceptional combo sales during the period.
     A formalized crew program is in place to reward front line employees who excel in delivering rapid service. The Speed of Service (SOS) program is held annually to kick off peak business periods and refresh training and the importance of speed at the front line.
•	Theatre design. Our theatres are designed to optimize efficiencies at the concession stands, which include multiple service stations to facilitate serving more customers quicker. We strategically place large concession stands within theatres to heighten visibility, reduce the length of concession lines, and improve traffic flow around the concession stands. Century’s concession areas are designed as individual self-service stations which allow customers to select their choice of refreshments and proceed to the cash register. This design presents efficient service, enhanced choice and superior visibility of concession items. Concession designs in many of our new theatres have begun to incorporate the benefits experienced with the Century model.
•	Cost control. We negotiate prices for concession supplies directly with concession vendors and manufacturers to obtain bulk rates. Concession supplies are distributed through a national distribution network. The concession distributor supplies and distributes inventory to the theatres, which place volume orders directly with the vendors to replenish stock. The concession distributor is paid a percentage fee for warehousing and delivery of concession goods on a weekly basis.
Participation in National CineMedia
     In March 2005, Regal Entertainment, Inc., (“Regal”), and AMC Entertainment, Inc., (“AMC”), formed National CineMedia, LLC, (“NCM”), and on July 15, 2005, we joined NCM, as one of the founding members. NCM operates the largest in-theatre network in the U.S. which delivers digital advertising content and digital non-film event content to the screens and lobbies of the three largest motion picture exhibitors in the country. The digital projectors are currently used to display advertising and are not intended to be used to exhibit digital film content or digital cinema. NCM’s primary activities that impact us include the following activities:

•	Advertising: NCM develops, produces, sells and distributes a branded, pre-feature entertainment and advertising program called “FirstLook,” along with an advertising program for its lobby entertainment network and various marketing and promotional products in theatre lobbies;

•	CineMeetings: NCM provides live and pre-recorded networked and single-site meetings and events in the theatres throughout its network; and

•	Digital Programming Events: NCM distributes live and pre-recorded concerts, sporting events and other non-film entertainment programming to theatres across its digital network.
     We believe that the reach, scope and digital delivery capability of NCM’s network provides an effective platform for national, regional and local advertisers to reach a young, affluent and engaged audience on a highly targeted and measurable basis.
     On February 13, 2007, we received $389.0 million in connection with National CineMedia, Inc.’s or NCM Inc.’s, initial public offering and related transactions, or the NCM Transaction. As a result of these transactions, we no longer receive a percentage of NCM’s revenue but rather a monthly theatre access fee. In addition, we are entitled to receive mandatory quarterly distributions of excess cash from NCM. Prior to the initial public offering of NCM Inc. common stock, our ownership interest in NCM was approximately 25% and subsequent to the completion of the offering we own an approximate 14% interest in NCM. See Note 7 to the consolidated financial statements.
     In our international markets, we generally outsource our screen advertising to local companies who have established relationships with local advertisers that provide similar benefits as NCM.
Participation in Digital Cinema Implementation Partners
     On February 12, 2007, we, AMC and Regal, entered into a joint venture known as Digital Cinema Implementation Partners LLC, (“DCIP”), to facilitate the implementation of digital cinema in our theatres and to establish agreements with major motion picture studios for the financing of digital cinema. Future digital cinema developments will be managed by DCIP, subject to certain approvals by us, AMC and Regal.
Marketing
     In the U.S., we rely on newspaper display advertisements, paid for by film distributors, newspaper directory film schedules, generally paid for by us, and Internet advertising, which has emerged as an attractive media source to inform patrons of film titles and showtimes. Radio and television advertising spots, generally paid for by film distributors, are used to promote certain motion pictures and special events. We also exhibit previews of coming attractions and films presently playing on the other screens which we operate in the same theatre or market. We have successfully used the Internet to provide patrons access to movie times, the ability to buy and print their tickets at home and purchase gift cards and other advanced sale-type certificates. The Internet is becoming a popular way to check movie showtimes and to view movie previews. Many newspapers add an Internet component to their advertising and add movie showtimes to their Internet sites. We use monthly web contests with film distributor partners to drive traffic to our website and ensure that customers visit often. In addition, we work on a regular basis with all of the film distributors to promote their films with local, regional and national programs that are exclusive to our theatres. These may involve customer contests, cross-promotions with third parties, media on-air tie-ins and other means to increase traffic to a particular film showing at one of our theatres.
     Internationally, we partner with large multi-national corporations, in the larger metropolitan areas in which we have theatres, to promote our brand, our image and to increase attendance levels at our theatres. Our customers are encouraged to register on our website to receive weekly information via e-mail for showtime information, invitations to special screenings, sponsored events and promotional information. In addition, our customers can request to receive showtime information via their cellular phones.
     Our marketing department also focuses on maximizing ancillary revenue, which includes the sale of our gift cards, gift certificates and discount tickets, which are called SuperSavers. We market these programs to such business representatives as realtors, human resource managers, incentive program managers and hospital and pharmaceutical personnel. Gift cards and gift certificates can be purchased at our theatres. Gift cards, gift certificates and SuperSavers are also sold online, via phone, fax, email and regular mail and fulfilled in-house from the local corporate office. Additionally, we sell SuperSavers through third party retailers.
Online Sales
     Our patrons may purchase advance tickets for all of our domestic screens and 339 of our international screens by accessing our corporate website at www.cinemark.com or www.fandango.com. Our Internet initiatives help improve customer satisfaction, allowing patrons who purchase tickets over the Internet to often bypass lines at the box office by printing their tickets at home or picking up their tickets at kiosks in the theatre lobby.
Point of Sale Systems
     We developed our own proprietary point of sale system to further enhance our ability to maximize revenues, control costs and efficiently manage operations. The system is currently installed in all of our U.S. theatres and our one Canadian theatre. The point of sale system provides corporate management with real-time admissions and concession revenues reports that allow managers to make timely changes to movie schedules, including extending film runs, increasing the number of screens on which successful movies are being played, or substituting films when gross receipts do not meet expectations. Real-time seating and box office information is available to box office personnel, preventing overselling of a particular film and providing faster and more accurate responses to customer inquiries regarding showtimes and available seating. The system tracks concession sales, provides in-theatre inventory reports allowing for efficient inventory management and control, has multiple language capabilities, offers numerous ticket pricing options, integrates Internet ticket sales and processes credit card transactions. Barcode scanners, pole displays, touch screens, credit card readers and other equipment are integrated with the system to enhance its functions. In our international locations, we currently use other point of sale systems that have either been developed internally or by third parties, which have been certified as compliant with applicable governmental regulations.
Competition
     We are one of the leading motion picture exhibitors in terms of both revenues and the number of screens in operation. We compete against local, regional, national and international exhibitors with respect to attracting patrons, licensing films and developing new theatre sites.
     We are the sole exhibitor in approximately 85% of the 235 first run film zones in which our first run U.S. theatres operate. In film zones where there is no direct competition from other theatres, we select those films we believe will be the most successful from among those offered to us by film distributors. Where there is competition, we usually license films based on an allocation process. Of the 1,011 screens we operate outside of the U.S., approximately 72% of those screens have no direct competition from other theatres. The principal competitive factors with respect to film licensing are:
•	location, accessibility and capacity of an exhibitor’s theatre;

•	theatre comfort;

•	quality of projection and sound equipment;

•	level of customer service; and

•	licensing terms.
     The competition for customers is dependent upon factors such as the availability of popular films, the location of theatres, the comfort and quality of theatres and ticket prices. Our ticket prices are competitive with ticket prices of competing theatres.
     We also face competition from a number of other motion picture exhibition delivery systems, such as DVDs, network and syndicated television, video on-demand, pay-per-view television and downloading utilizing the Internet. We do not believe that these additional distribution channels have adversely affected theatre attendance; however, we can give no assurance that these or other alternative delivery systems will not have an adverse impact on attendance in the future. We also face competition from other forms of entertainment competing for the public’s leisure time and disposable income, such as concerts, theme parks and sporting events.
Corporate Operations
     We maintain a corporate office in Plano, Texas that provides oversight for our domestic and international theatres. Domestic operations include theatre operations support, film licensing and settlements, human resources, legal, finance and accounting, operational audit, theatre maintenance and construction, Internet and information systems, real estate and marketing. Our U.S. operations are divided into sixteen regions, each of which is headed by a region leader.
     International personnel in the corporate office include our President of Cinemark International, L.L.C. and vice presidents/directors in charge of film licensing, concessions, theatre operations support, theatre maintenance and construction, real estate, legal, operational audit, information systems and accounting. We have a chief financial officer in both Brazil and Mexico, which are our two largest international markets. We have eight regional offices in Latin America responsible for the local management of operations in twelve individual countries. Each regional office is headed by a general manager and includes personnel in film licensing, marketing, human resources, operations and accounting. The regional offices are staffed with nationals from the region to overcome cultural and operational barriers.
Employees
     We have approximately 12,300 employees in the U.S., approximately 10% of whom are full time employees and 90% of whom are part time employees. We have approximately 4,400 employees in our international markets, approximately 39% of whom are full time employees and approximately 61% of whom are part time employees. Seventeen U.S. employees are represented by unions under collective bargaining agreements. Some of our international locations are subject to union regulations. We regard our relations with our employees to be satisfactory.
Regulations
     The distribution of motion pictures is largely regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. We have not been a party to such cases, but the manner in which we can license films from certain major film distributors is subject to consent decrees resulting from these cases. Consent decrees bind certain major film distributors and require the films of such distributors to be offered and licensed to exhibitors, including us, on a theatre-by-theatre and film-by-film basis. Consequently, exhibitors cannot assure themselves a supply of films by entering long-term arrangements with major distributors, but must negotiate for licenses on a theatre-by-theatre and film-by-film basis.
     We are subject to various general regulations applicable to our operations including the Americans with Disabilities Act of 1990, or the ADA. We develop new theatres to be accessible to the disabled and we believe we are in substantial compliance with current regulations relating to accommodating the disabled. Although we believe that our theatres comply with the ADA, we have been a party to lawsuits which claim that our handicapped seating arrangements do not comply with the ADA or that we are required to provide captioning for patrons who are deaf or are severely hearing impaired.
     Our theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship, health and sanitation requirements and licensing.
Financial Information About Geographic Areas
     We have operations in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia, which are reflected in the consolidated financial statements. See Note 22 to the consolidated financial statements for segment information.

Item 1A. Risk Factors
     Our business depends on film production and performance.
     Our business depends on both the availability of suitable films for exhibition in our theatres and the success of those pictures in our markets. Poor performance of films, the disruption in the production of films due to events such as a strike by directors, writers or actors, or a reduction in the marketing efforts of the film distributors to promote their films could have an adverse effect on our business by resulting in fewer patrons and reduced revenues.
     A deterioration in relationships with film distributors could adversely affect our ability to obtain commercially successful films.
     We rely on the film distributors for the motion pictures shown in our theatres. The film distribution business is highly concentrated, with six major film distributors accounting for approximately 78% of U.S. box office revenues and 42 of the top 50 grossing films during 2007. Numerous antitrust cases and consent decrees resulting from these cases impact the distribution of motion pictures. The consent decrees bind certain major film distributors to license films to exhibitors on a theatre-by-theatre and film-by-film basis. Consequently, we cannot guarantee a supply of films by entering into long-term arrangements with major distributors. We are therefore required to negotiate licenses for each film and for each theatre. A deterioration in our relationship with any of the six major film distributors could adversely affect our ability to obtain commercially successful films and to negotiate favorable licensing terms for such films, both of which could adversely affect our business and operating results.
     We face intense competition for patrons and film licensing which may adversely affect our business.
     The motion picture industry is highly competitive. We compete against local, regional, national and international exhibitors. We compete for both patrons and licensing of motion pictures. The competition for patrons is dependent upon such factors as the availability of popular motion pictures, the location and number of theatres and screens in a market, the comfort and quality of the theatres and pricing. Some of our competitors have greater resources and may have lower costs. The principal competitive factors with respect to film licensing include licensing terms, number of seats and screens available for a particular picture, revenue potential and the location and condition of an exhibitor’s theatres. If we are unable to license successful films, our business may be adversely affected.
     The oversupply of screens in the motion picture exhibition industry and other factors may adversely affect the performance of some of our theatres.
     During the period between 1996 and 2000, theatre exhibitor companies emphasized the development of large multiplexes. The strategy of aggressively building multiplexes was adopted throughout the industry and resulted in an oversupply of screens in the North American exhibition industry and negatively impacted many older multiplex theatres more than expected. Many of these theatres have long lease commitments making them financially burdensome to close prior to the expiration of the lease term, even theatres that are unprofitable. Where theatres have been closed, landlords have often made rent concessions to small independent or regional operators to keep the theatres open since theatre buildings are typically limited in alternative uses. As a result, some analysts believe that there continues to be an oversupply of screens in the North American exhibition industry, as screen counts have increased each year since 2003. If competitors build theatres in the markets we serve, the performance of some of our theatres could be adversely affected due to increased competition.
     An increase in the use of alternative or “downstream” film distribution channels and other competing forms of entertainment may drive down movie theatre attendance and limit ticket price growth.
     We face competition for patrons from a number of alternative motion picture distribution channels, such as DVDs, network and syndicated television, video on-demand, pay-per-view television and downloading utilizing the Internet. We also compete with other forms of entertainment competing for our patrons’ leisure time and disposable income such as concerts, amusement parks and sporting events. A significant increase in popularity of these alternative film distribution channels and competing forms of entertainment could have an adverse effect on our business and results of operations.

     Our results of operations may be impacted by shrinking video release windows.
     Over the last decade, the average video release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is available on DVD, an important downstream market, has decreased from approximately six months to approximately four months. We cannot assure you that this release window, which is determined by the film studios, will not shrink further or be eliminated altogether, which could have an adverse impact on our business and results of operations.
     We have substantial long-term lease and debt obligations, which may restrict our ability to fund current and future operations.
     We have significant long-term debt service obligations and long-term lease obligations. As of December 31, 2007, we had $1,574.4 million in long-term debt obligations, $121.2 million in capital lease obligations and $1,958.4 million in long-term operating lease obligations. We incurred $145.6 million of interest expense for the year ended December 31, 2007. We incurred $212.7 million of rent expense for the year ended December 31, 2007 under operating leases (with terms, excluding renewal options, ranging from one to 30 years). Our substantial lease and debt obligations pose risk to you by:
•	making it more difficult for us to satisfy our obligations;

•	requiring us to dedicate a substantial portion of our cash flow to payments on our lease and debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other corporate requirements and to pay dividends;

•	impeding our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes;

•	subjecting us to the risk of increased sensitivity to interest rate increases on our variable rate debt, including our borrowings under our senior secured credit facility; and

•	making us more vulnerable to a downturn in our business and competitive pressures and limiting our flexibility to plan for, or react to, changes in our business.
     Our ability to make scheduled payments of principal and interest with respect to our indebtedness and service our lease obligations will depend on our ability to generate cash flow from our operations. To a certain extent, our ability to generate cash flow is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. We cannot assure you that we will continue to generate cash flow at current levels. If we fail to make any required payment under the agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default and our lenders would have the ability to require that we immediately repay our outstanding indebtedness. If we fail to make any required payment under our leases, we would be in default and our landlords would have the ability to terminate our leases and re-enter the premises. Subject to the restrictions contained in our indebtedness agreements, we expect to incur additional indebtedness from time to time to finance acquisitions, capital expenditures, working capital requirements and other general business purposes. In addition, we may need to refinance all or a portion of our indebtedness, including Cinemark USA, Inc.’s senior secured credit facility and Cinemark, Inc.’s 9 3/4% senior discount notes, on or before maturity. However, we may not be able to refinance all or any of our indebtedness on commercially reasonable terms or at all.
     We are subject to various covenants in our debt agreements that restrict our ability to enter into certain transactions.
     The agreements governing our debt obligations contain various financial and operating covenants that limit our ability to engage in certain transactions, that require us not to allow specific events to occur or that require us to apply proceeds from certain transactions to reduce indebtedness. If we fail to make any required payment under the agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default, and our debt holders would have the ability to require that we immediately repay our outstanding indebtedness. Any such defaults could materially impair our financial condition and liquidity. We cannot assure you that we would be able to refinance our outstanding indebtedness if debt holders require repayments as a result of a default.

     General political, social and economic conditions can adversely affect our attendance.
     Our results of operations are dependent on general political, social and economic conditions, and the impact of such conditions on our theatre operating costs and on the willingness of consumers to spend money at movie theatres. If consumers’ discretionary income declines as a result of an economic downturn, our operations could be adversely affected. If theatre operating costs, such as utility costs, increase due to political or economic changes, our results of operations could be adversely affected. Political events, such as terrorist attacks, could cause people to avoid our theatres or other public places where large crowds are in attendance.
     Our foreign operations are subject to adverse regulations and currency exchange risk.
     We have 121 theatres with 1,011 screens in twelve countries in Latin America. Brazil and Mexico represented approximately 9.3% and 4.5% of our consolidated 2007 revenues, respectively. Governmental regulation of the motion picture industry in foreign markets differs from that in the United States. Regulations affecting prices, quota systems requiring the exhibition of locally-produced films and restrictions on ownership of land may adversely affect our international operations in foreign markets. Our international operations are subject to certain political, economic and other uncertainties not encountered by our domestic operations, including risks of severe economic downturns and high inflation. We also face the additional risks of currency fluctuations, hard currency shortages and controls of foreign currency exchange and transfers abroad, all of which could have an adverse effect on the results of our international operations.
     We may not be able to generate additional revenues or realize value from our investment in NCM.
     We joined Regal and AMC as founding members of NCM in 2005. After the completion of NCM Inc.’s initial public offering, we continue to own a 14% interest in NCM. In connection with the NCM Inc. initial public offering, we modified our Exhibitor Services Agreement to reflect a shift from circuit share expense under the prior exhibitor service agreement, which obligated NCM to pay us a percentage of revenue, to a monthly theatre access fee. The theatre access fee has significantly reduced the contractual amounts paid to us by NCM.
     Cinema advertising is a small component of the U.S. advertising market. Accordingly, NCM competes with larger, established and well known media platforms such as broadcast radio and television, cable and satellite television, outdoor advertising and Internet portals. NCM also competes with other cinema advertising companies and with hotels, conference centers, arenas, restaurants and convention facilities for its non-film related events to be shown in our auditoriums. In-theatre advertising may not continue to attract advertisers or NCM’s in-theatre advertising format may not continue to be received favorably by the theatre-going public. If NCM is unable to continue to generate expected sales of advertising, it may not maintain the level of profitability we hope to achieve, its results of operations may be adversely affected and our investment in and revenues from NCM may be adversely impacted.
     We are subject to uncertainties related to digital cinema, including potentially high costs of re-equipping theatres with projectors to show digital movies.
     Digital cinema is still in an experimental stage in our industry. Some of our competitors have commenced a roll-out of digital equipment for exhibiting feature films. There are multiple parties vying for the position of being the primary generator of the digital projector roll-out for exhibiting feature films. However, significant obstacles exist that impact such a roll-out plan including the cost of digital projectors, the substantial investment in re-equipping theatres and determining who will be responsible for such costs. We cannot assure you that we will be able to obtain financing arrangements to fund our portion of the digital cinema roll-out nor that such financing will be available to us on acceptable terms, if at all.
     We are subject to uncertainties relating to future expansion plans, including our ability to identify suitable acquisition candidates or site locations.
     We have greatly expanded our operations over the last decade through targeted worldwide theatre development and the Century Acquisition. We will continue to pursue a strategy of expansion that will involve the development of new theatres and may involve acquisitions of existing theatres and theatre circuits both in the U.S. and internationally. There is significant competition for new site locations and for existing theatre and theatre circuit acquisition opportunities. As a result of such competition, we may not be able to acquire attractive site locations, existing theatres or theatre circuits on terms we consider acceptable. We cannot assure you that our expansion strategy will result in improvements to our business, financial condition or profitability. Further, our expansion programs may require financing above our existing borrowing capacity and internally generated funds. We cannot assure you that we will be able to obtain such financing nor that such financing will be available to us on acceptable terms.
     If we do not comply with the Americans with Disabilities Act of 1990 and a consent order we entered into with the Department of Justice, we could be subject to further litigation.
     Our theatres must comply with Title III of the ADA and analogous state and local laws. Compliance with the ADA requires among other things that public facilities “reasonably accommodate” individuals with disabilities and that new construction or alterations made to “commercial facilities” conform to accessibility guidelines unless “structurally impracticable” for new construction or technically infeasible for alterations. In March 1999, the Department of Justice, or DOJ, filed suit against us in Ohio alleging certain violations of the ADA relating to wheelchair seating arrangements in certain of our stadium-style theatres and seeking remedial action. We and the DOJ have resolved this lawsuit and a consent order was entered by the U.S. District Court for the Northern District of Ohio, Eastern Division, on November 15, 2004. Under the consent order, we are required to make modifications to wheelchair seating locations in fourteen stadium-style movie theatres and spacing and companion seating modifications in 67 auditoriums at other stadium-styled movie theatres. These modifications must be completed by November 2009. We are currently in compliance with the consent order. Upon completion of these modifications, these theatres will comply with wheelchair seating requirements, and no further modifications will be required to our other stadium-style movie theatres in the United States existing on the date of the consent order. In addition, under the consent order, the DOJ approved the seating plans for nine stadium-styled movie theatres then under construction and also created a safe harbor framework for us to construct all of our future stadium-style movie theatres. The DOJ has stipulated that all theatres built in compliance with the consent order will comply with the wheelchair seating requirements of the ADA. If we fail to comply with the ADA, remedies could include imposition of injunctive relief, fines, awards for damages to private litigants and additional capital expenditures to remedy non-compliance. Imposition of significant fines, damage awards or capital expenditures to cure non-compliance could adversely affect our business and operating results.
     We depend on key personnel for our current and future performance.
     Our current and future performance depends to a significant degree upon the continued contributions of our senior management team and other key personnel. The loss or unavailability to us of any member of our senior management team or a key employee could significantly harm us. We cannot assure you that we would be able to locate or employ qualified replacements for senior management or key employees on acceptable terms.
     We are subject to impairment losses due to potential declines in the fair value of our assets.
     We review long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.
     We assess many factors when determining whether to impair individual theatre assets, including actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, theatre goodwill carrying values, the age of a recently built theatre, competitive theatres in the marketplace, changes in foreign currency exchange rates, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in our assessment of impairment of individual theatre assets. The impairment evaluation is based on the estimated cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods, for leased properties and a period of twenty years for fee owned properties. If the estimated cash flows are not sufficient to recover a long-lived asset’s carrying value, we then compare the carrying value of the asset group (theatre) with its estimated fair value. Fair value is determined based on a multiple of cash flows, which was seven times for 2005 and eight times for the evaluations performed during 2006 and 2007. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions.
     We also test goodwill and other intangible assets for impairment at least annually in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at the reporting unit level at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors considered include significant underperformance relative to historical or projected business and significant negative industry or economic trends. Goodwill impairment is evaluated using a two-step approach requiring us to compute the fair value of a reporting unit (generally at the theatre level), and compare it with its carrying value. If the carrying value of the theatre exceeds its fair value, a second step would be performed to measure the potential goodwill impairment. Fair value is estimated based on a multiple of cash flows, which was seven times for 2005 and eight times for the evaluations performed during 2006 and 2007. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions. We allocate goodwill at the theatre level. This results in more volatile impairment charges on an annual basis due to changes in market conditions and box office performance and the resulting impact on individual theatres.
     We recorded asset impairment charges, including goodwill impairment charges, of $51.7 million, $28.5 million and $86.6 million for the years ended December 31, 2005, 2006 and 2007, respectively. We cannot assure you that additional impairment charges will not be required in the future, and such charges may have an adverse effect on our financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 10 and 11 to the consolidated financial statements.
     Our results of operations vary from period to period based upon the quantity and quality of the motion pictures that we show in our theatres.
     Our results of operations vary from period to period based upon the quantity and quality of the motion pictures that we show in our theatres. The major film distributors generally release the films they anticipate will be most successful during the summer and holiday seasons. Consequently, we typically generate higher revenues during these periods. Due to the dependency on the success of films released from one period to the next, results of operations for one period may not be indicative of the results for the following period or the same period in the following year.
Item 2. Properties
     United States
     As of December 31, 2007, we operated 244 theatres, with 3,047 screens, pursuant to leases and own the land and building for 43 theatres, with 607 screens, in the U.S. During 2007, we opened 13 new theatres with 201 screens. Our leases are generally entered into on a long-term basis with terms, including renewal options, generally ranging from 20 to 45 years. As of December 31, 2007, approximately 10% of our theatre leases in the U.S., covering 25 theatres with 205 screens, have remaining terms, including optional renewal periods, of less than five years. Approximately 13% of our theatre leases in the U.S., covering 31 theatres with 275 screens, have remaining terms, including optional renewal periods, of between six and 15 years and approximately 77% of our theatre leases in the U.S., covering 188 theatres with 2,567 screens, have remaining terms, including optional renewal periods, of more than 15 years. The leases generally provide for a fixed monthly minimum rent payment, with certain leases also subject to additional percentage rent if a target annual revenue level is achieved. We lease an office building in Plano, Texas for our corporate office.
     International
     As of December 31, 2007, internationally, we operated 121 theatres, with 1,011 screens, all of which are leased pursuant to ground or building leases. In 2007, we opened seven new theatres with 56 screens in Latin America. Our international leases are generally entered into on a long term basis with terms generally ranging from 10 to 20 years. The leases generally provide for contingent rental based upon operating results (some of which are subject to an annual minimum). Generally, these leases include renewal options for various periods at stipulated rates. Three international theatres with 26 screens have a remaining term, including optional renewal periods, of less than five years. Approximately 27% of our international theatre leases, covering 33 theatres and 278 screens, have remaining terms, including optional renewal periods, of between six and 15 years and approximately 70% of our international theatre leases, covering 85 theatres and 707 screens, have remaining terms, including optional renewal periods, of more than 15 years.
     See Note 21 to the consolidated financial statements for information regarding our domestic and international lease commitments. We periodically review the profitability of each of our theatres, particularly those whose lease terms are nearing expiration, to determine whether to continue its operations.

Item 3. Legal Proceedings
     We resolved a lawsuit filed by the DOJ in March 1999 which alleged certain violations of the ADA relating to wheelchair seating arrangements in certain of our stadium-style theatres. We and the DOJ agreed to a consent order which was entered by the U.S. District Court for the Northern District of Ohio, Eastern Division, on November 15, 2004. Under the consent order, we are required to make modifications to wheelchair seating locations in fourteen stadium-style movie theatres and spacing and companion seating modifications in 67 auditoriums at other stadium-styled movie theatres. These modifications must be completed by November 2009. We are currently in compliance with the consent order. Upon completion of these modifications, these theatres will comply with wheelchair seating requirements, and no further modifications will be required to our other stadium-style movie theatres in the United States existing on the date of the consent order. In addition, under the consent order, the DOJ approved the seating plans for nine stadium-styled movie theatres then under construction and also created a safe harbor framework for us to construct all of our future stadium-style movie theatres. The DOJ has stipulated that all theatres built in compliance with the consent order will comply with the wheelchair seating requirements of the ADA. We do not believe that our requirements under the consent order will materially affect our business or financial condition.
     From time to time, we are involved in other various legal proceedings arising from the ordinary course of our business operations, such as personal injury claims, employment matters, landlord-tenant disputes and contractual disputes, most of which are covered by insurance. We believe our potential liability, with respect to proceedings currently pending, is not material, individually or in the aggregate, to our financial position, results of operations and cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
     On October 1, 2007, our board of directors approved and recommended to the stockholders an amendment to the Cinemark Holdings, Inc. 2006 Long Term Incentive Plan (the “2006 Plan”). On October 15, 2007, a majority of the stockholders approved the First Amendment to the 2006 Plan (the “First Amendment”) and an Information Statement was filed with the Securities and Exchange Commission (the “SEC”) on October 16, 2007. The Information Statement was mailed to all stockholders on October 22, 2007 to inform the stockholders that we have obtained the written consent of the requisite holders of common stock to amend the 2006 Plan and to serve as notice to the stockholders of such action in accordance with Section 228(e) of the Delaware General Corporation Law. The First Amendment to the 2006 Plan became effective November 12, 2007. A copy of the First Amendment to the 2006 Plan is attached as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 15, 2007.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Market Information and Holder
     Our common equity consists of common stock, which has traded on the New York Stock Exchange since April 23, 2007 under the symbol “CNK.” The following table sets forth the historical high and low sales prices per share of our common stock as reported by the New York Stock Exchange for the fiscal periods indicated.

	Fiscal 2007
	High	Low
Second Quarter (April 23, 2007 – June 30, 2007)	$20.69	$16.15
Third Quarter (July 1, 2007 – September 30, 2007)	$19.48	$14.83
Fourth Quarter (October 1, 2007 – December 31, 2007)	$20.00	$15.81
     On February 29, 2008, there were 39 stockholders of record of our common stock.
Dividend Policy
     During August 2007, we initiated a quarterly dividend. Consistent with the disclosures in our 424(b)(1) prospectus, the dividend for the second quarter of 2007 was based upon the quarterly dividend rate of $0.18 per common share, prorated based on the April 27, 2007 closing date of our initial public offering. Based on such proration, a cash dividend of $0.13 per share of common stock was paid on September 18, 2007. The dividend for the third quarter was the first dividend paid by us reflecting a full quarter since our initial public offering and was paid in the amount of $0.18 per share of common stock on December 18, 2007. We paid dividends of approximately $33.1 million in the aggregate during 2007. The divided for the fourth quarter of 2007 was paid in the amount of $0.18 per share of common stock on March 14, 2008. We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.
Performance Graph
     The following graph compares the cumulative total stockholder return on our common stock for the period April 24, 2007 (the closing price on the first trading date) through December 31, 2007 (our fiscal year end) with the Standard and Poor’s Corporation Composite 500 Index and a self-determined peer group of two public companies engaged in the motion picture exhibition industry. The peer group consists of Regal Entertainment Group and Carmike Cinemas, Inc.

	4/24/07	12/31/07
Cinemark Holdings, Inc.	$100	$90
S&P © 500	100	99
Peer group	100	59
Securities Authorized for Issuance under Equity Compensation Plans
     The following table provides information about the securities authorized for issuance under the equity compensation plans of Cinemark Holdings, Inc. as of December 31, 2007:

Number of
Securities Remaining
	Number of	Weighted	Available for Future
	Securities to be	Average Exercise	Issuance Under
	Issued upon	Price of	Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
Plan Category	and Rights	Rights	in the First Column)
Equity compensation plans approved by security holders	6,323,429	$7.63	2,202,700
Equity compensation plans not approved by security holders	—	—	—

Total	6,323,429	$7.63	2,202,700

Use of Proceeds
     There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). Pending the application of the net proceeds, we have invested the proceeds in short-term, investment-grade marketable securities or money market obligations. During July and August 2007, we repurchased in six open market purchases a total of $47.0 million aggregate principal amount at maturity of our 9 3/4% senior discount notes for approximately $42.8 million, including accreted interest of $10.9 million and a cash premium of $2.5 million. During November 2007, we repurchased in one open market purchase $22.2 million aggregate principal amount at maturity of our 9 3/4% senior discount notes for approximately $20.9 million, including accreted interest of $5.7 million and a cash premium of $1.5 million. During March 2008, we repurchased in one open market purchase $10.0 million aggregate principal amount at maturity of our 9 3/4% senior discount notes for approximately $9.0 million, including accreted interest of $2.9 million. We funded these transactions with the proceeds from our initial public offering.

Item 6. Selected Financial Data
     The following tables set forth our selected consolidated financial and operating data for the periods and at the dates indicated for each of the five most recent years ended December 31, 2007. The selected historical information for periods through April 1, 2004 are of Cinemark, Inc., the predecessor, and the selected historical information for all subsequent periods are of Cinemark Holdings, Inc., the successor. You should read the selected consolidated financial and operating data set forth below in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and with our Consolidated Financial Statements and related notes thereto, appearing elsewhere in this report.

	Cinemark, Inc.			Cinemark Holdings, Inc.
	Predecessor		Successor
		Period from	Period from
		January 1,	April 2,
		2004	2004	Year Ended December 31,
	Year Ended	to	to
	December	April 1,	December
	31, 2003	2004	31, 2004	2005	2006	2007
		(Dollars in thousands, except per share data)
Statement of Operations Data(1):
Revenues:
Admissions	$597,548	$149,134	$497,865	$641,240	$760,275	$1,087,480
Concession	300,568	72,480	249,141	320,072	375,798	516,509
Other	52,756	12,011	43,611	59,285	84,521	78,852

Total Revenues	$950,872	$233,625	$790,617	$1,020,597	$1,220,594	$1,682,841
Theatre operating costs	582,574	140,938	477,689	625,496	728,431	1,035,360
Facility lease expense	119,517	30,915	97,829	138,477	161,374	212,730
General and administrative expenses	44,286	11,869	39,803	50,884	67,768	79,518
Termination of profit participation agreement	—	—	—	—	—	6,952
Stock option compensation and change of control expenses related to the MDP Merger	—	31,995	—	—	—	—
Depreciation and amortization	65,085	16,865	61,353	86,126	99,470	151,716
Impairment of long-lived assets	5,049	1,000	36,721	51,677	28,537	86,558
(Gain) loss on sale of assets and other	(1,202)	(513)	3,602	4,436	7,645	(2,953)

Total cost of operations	815,309	233,069	716,997	957,096	1,093,225	1,569,881

Operating income	135,563	556	73,620	63,501	127,369	112,960
Interest expense	54,163	12,562	58,149	84,082	109,328	145,596
Income (loss) from continuing operations before income taxes	47,389	(12,771)	10,451	(16,000)	13,526	200,882
Income (loss) from discontinued operations, net of taxes	(2,740)	(1,565)	4,155	—	—	—
Net income (loss)	$44,649	$(10,633)	$(3,687)	$(25,408)	$841	$88,920
Net income (loss) per share:
Basic	$0.37	$(0.09)	$(0.05)	$(0.31)	$0.01	$0.87
Diluted	$0.37	$(0.09)	$(0.05)	$(0.31)	$0.01	$0.85

Cinemark, Inc.	Cinemark Holdings, Inc.
Predecessor	Successor
Period from	Period from
January 1,	April 2,
2004	2004	Year Ended December 31,
Year Ended	to	to
December	April 1,	December
31, 2003	2004	31, 2004	2005	2006	2007
(Dollars in thousands)
Other Financial Data:
Ratio of earnings to fixed charges(6)	1.80	x	—	1.12	x	0.88	x	1.09	x	1.96	x
Cash flow provided by (used for):
Operating activities	$135,522	$10,100	$112,986	$165,270	$155,662	$276,036
Investing activities(2)	(47,151)	(16,210)	(100,737)	(81,617)	(631,747)	93,178
Financing activities	(45,738)	346,983	(361,426)	(3,750)	439,977	(183,715)
Capital expenditures	(51,002)	(17,850)	(63,158)	(75,605)	(107,081)	(146,304)

	Cinemark,		Cinemark Holdings, Inc.
	Inc.		Successor
	Predecessor		As of December 31,
	2003	2004	2005	2006	2007
		(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$107,322	$100,248	$182,199	$147,099	$338,043
Theatre properties and equipment, net	775,880	794,723	803,269	1,324,572	1,314,066
Total assets	960,736	1,831,855	1,864,852	3,171,582	3,296,892
Total long-term debt and capital lease obligations, including current portion	658,431	1,026,055	1,055,095	2,027,480	1,644,915
Stockholders’ equity	76,946	533,200	519,349	689,297	1,019,203

	Cinemark, Inc.			Cinemark Holdings, Inc.
	Predecessor		Successor
		Period
		from
		January 1,	Period from
		2004	April 2, 2004	Year Ended December 31,
	Year Ended	to	to
	December	April 1,	December 31,
	31, 2003	2004	2004	2005	2006	2007

Operating Data:
United States(3)(5)
Theatres operated (at period end)	189	191	191	200	281	287
Screens operated (at period end)	2,244	2,262	2,303	2,417	3,523	3,654
Total attendance(1) (in 000s)	112,581	25,790	87,856	105,573	118,714	151,712
International(4)
Theatres operated (at period end)	97	95	101	108	115	121
Screens operated (at period end)	852	835	869	912	965	1,011
Total attendance(1) (in 000s)	60,553	15,791	49,904	60,104	59,550	60,958
Worldwide(3)(4)(5)
Theatres operated (at period end)	286	286	292	308	396	408
Screens operated (at period end)	3,096	3,097	3,172	3,329	4,488	4,665
Total attendance(1) (in 000s)	173,134	41,581	137,760	165,677	178,264	212,670

(1)	Statement of Operations Data (other than net income (loss)) and attendance data exclude the results of the two United Kingdom theatres and eleven Interstate theatres for all periods presented as these theatres were sold during the period from April 2, 2004 to December 31, 2004. The results of operations for these theatres in the 2003 and 2004 periods are presented as discontinued operations.

(2)	Includes the cash portion of the Century Acquisition purchase price of $531.2 million during the year ended December 31, 2006.

(3)	The data excludes certain theatres operated by us in the U.S. pursuant to management agreements that are not part of our consolidated operations.

(4)	The data excludes certain theatres operated internationally through our affiliates that are not part of our consolidated operations.

(5)	The data for 2003 excludes theatres, screens and attendance for eight theatres and 46 screens acquired on December 31, 2003, as the results of operations for these theatres are not included in our 2003 consolidated results of operations.

(6)	For the purposes of calculating the ratio of earnings to fixed charges, earnings consist of income (loss) from continuing operations before taxes plus fixed charges excluding capitalized interest. Fixed charges consist of interest expense, capitalized interest, amortization of debt issue cost and that portion of rental expense which we believe to be representative of the interest factor. For the period from January 1, 2004 to April 1, 2004, earnings were insufficient to cover fixed charges by $12.7 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes included in this report.
Overview
     On April 2, 2004, an affiliate of MDP acquired approximately 83% of the capital stock of Cinemark, Inc., pursuant to which a newly formed subsidiary owned by an affiliate of MDP was merged with and into Cinemark, Inc. with Cinemark, Inc. continuing as the surviving corporation. Simultaneously, an affiliate of MDP purchased shares of Cinemark, Inc.’s common stock and became Cinemark, Inc.’s controlling stockholder. Lee Roy Mitchell, Chairman and then Chief Executive Officer, the Mitchell Special Trust, and certain members of management collectively retained a minority ownership of Cinemark, Inc.’s capital stock. In December 2004, MDP sold a portion of its stock in Cinemark, Inc. to outside investors and in July 2005, Cinemark, Inc. issued additional shares to another outside investor.
     On August 2, 2006, Cinemark Holdings, Inc. was formed as the Delaware holding company of Cinemark, Inc. On August 7, 2006, the Cinemark, Inc. stockholders entered into a share exchange agreement pursuant to which they agreed to exchange their shares of Class A common stock for an equal number of shares of common stock of Cinemark Holdings, Inc. (“Cinemark Share Exchange”). The Cinemark Share Exchange was completed on October 5, 2006 and facilitated the acquisition of Century Theatres, Inc. (“Century Acquisition”) on that date. On October 5, 2006, Cinemark, Inc. became a wholly owned subsidiary of Cinemark Holdings, Inc. Prior to October 5, 2006, Cinemark Holdings, Inc. had no assets, liabilities or operations. The accompanying consolidated financial statements are reflective of the change in reporting entity that occurred as a result of the Cinemark Share Exchange. Cinemark Holdings, Inc.’s consolidated financial statements reflect the accounting basis of its stockholders for all periods presented. On April 24, 2007, Cinemark Holdings, Inc. completed an initial public offering of its common stock.
     As of December 31, 2007, we managed our business under two operating segments – U.S. markets and international markets, in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” See Note 22 to the consolidated financial statements.
Revenues and Expenses
     We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing programs, pay phones, ATM machines and electronic video games located in some of our theatres. Our investment in NCM has assisted us in expanding our offerings to advertisers, exploring ancillary revenue sources such as digital video monitor advertising, third party branding, and the use of theatres for non-film events. In addition, we are able to use theatres during non-peak hours for concerts, sporting events, and other cultural events. Successful films released during the year ended December 31, 2007 included Spider-Man 3, Shrek the Third, Pirates of the Caribbean: At World’s End and Transformers, which all grossed over $300 million; Harry Potter and the Order of the Phoenix, Bourne Ultimatum, Ratatouille, I am Legend, National Treasure: Book of Secrets and 300, which all grossed over $200 million; and Fantastic Four: Rise of the Silver Surfer, I now Pronounce You Chuck and Larry, and Knocked Up. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. Films scheduled for release during 2008 include Harry Potter and the Half-Blood Prince, Indiana Jones and the Kingdom of the Crystal Skull, Chronicles of Narnia: Prince Caspian, The Dark Knight, Wall-E, Hancock, The Mummy: Tomb of the Dragon Emperor and the release of 3-D movies such as Hannah Montana & Miley Cyrus: Best of Both Worlds and Journey to the Center of the Earth. In 2009, a broad slate of 3-D films is expected, including Monsters vs. Aliens, Ice Age 3, and Avatar.
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
     Although salaries and wages include a fixed cost component (i.e. the minimum staffing costs to operate a theatre facility during non-peak periods), salaries and wages move in relation to revenues as theatre staffing is adjusted to handle changes in attendance.
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
Critical Accounting Policies
     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating our reported consolidated financial results, include the following:
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
     Film rental costs are accrued based on the applicable box office receipts and either the mutually agreed upon firm terms or a sliding scale formula, which are established prior to the opening of the picture, or estimates of the final mutually agreed upon settlement, which occurs at the conclusion of the picture run, subject to the film licensing arrangement. Estimates are based on the expected success of a film over the length of its run in theatres. The success of a film can typically be determined a few weeks after a film is released when initial box office performance of the film is known. Accordingly, final settlements typically approximate estimates since box office receipts are known at the time the estimate is made and the expected success of a film over the length of its run in theatres can typically be estimated early in the film’s run. The final film settlement amount is negotiated at the conclusion of the film’s run based upon how a film actually performs. If actual settlements are higher than those estimated, additional film rental costs are recorded at that time. We recognize advertising costs and any sharing arrangements with film distributors in the same accounting period. Our advertising costs are expensed as incurred.
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
Impairment of Long-Lived Assets
     We review long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We assess many factors including the following to determine whether to impair individual theatre assets:
•	actual theatre level cash flows;

•	future years budgeted theatre level cash flows;

•	theatre property and equipment carrying values;

•	theatre goodwill carrying values;

•	amortizing intangible asset carrying values;

•	the age of a recently built theatre;

•	competitive theatres in the marketplace;

•	changes in foreign currency exchange rates;

•	the impact of recent ticket price changes;

•	available lease renewal options; and

•	other factors considered relevant in our assessment of impairment of individual theatre assets.
     Long-lived assets are evaluated for impairment on an individual theatre basis, which we believe is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of twenty years for fee owned properties. If the estimated cash flows are not sufficient to recover a long-lived asset’s carrying value, we then compare the carrying value of the asset group (theatre) with its estimated fair value. Fair values are determined based on a multiple of cash flows, which was seven times for 2005 and eight times for the evaluations performed during 2006 and 2007. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions.
Impairment of Goodwill and Intangible Assets
     We evaluate goodwill and tradename for impairment annually at fiscal year-end and any time events or circumstances indicate the carrying amount of the goodwill and intangible assets may not be fully recoverable. As a result of the NCM Transaction discussed in Note 7, and more specifically the modification of the NCM Exhibitor Services Agreement, which significantly reduced the contractual amounts paid to us, we evaluated the carrying value of our goodwill as of March 31, 2007 (See Notes 10 and 11). We also evaluated the carrying value of our goodwill as of December 31, 2007. We evaluate goodwill for impairment at the reporting unit level (generally a theatre) and have allocated goodwill to the reporting unit based on an estimate of its relative fair value. The evaluation is a two-step approach requiring us to compute the fair value of a theatre and compare it with its carrying value. If the carrying value exceeds fair value, a second step is performed to measure the potential goodwill impairment. Fair value is determined based on a multiple of cash flows, which was seven times for 2005 and eight times for the evaluations performed during 2006 and 2007. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions. Our policy of allocating goodwill at the theatre level results in more volatile impairment charges on an annual basis due to changes in market conditions and box office performance and the resulting impact on individual theatres.
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
Income Taxes
     We use an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not that such assets will be realized. Income taxes are provided on unremitted earnings from foreign subsidiaries unless such earnings are expected to be indefinitely reinvested. Income taxes have also been provided for potential tax assessments. The related tax accruals are recorded in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (FIN 48), which we adopted on January 1, 2007. FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”, and the recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: We determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we should presume that the position would be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements result in (1) an increase in a liability for income taxes payable or (2) a reduction of an income tax refund receivable or a reduction in a deferred tax asset or an increase in a deferred tax liability or both (1) and (2).
Recent Developments
     On February 26, 2008, the Company’s board of directors declared a cash dividend for the fourth quarter of 2007 of $0.18 per share of common stock payable to stockholders of record on March 6, 2008. The dividend was paid on March 14, 2008.
     On March 20, 2008, we repurchased in one open market purchase $10.0 million aggregate principal amount at maturity of our 9 3/4% senior discount notes for approximately $9.0 million, including accreted interest of $2.9 million. The transaction was funded with proceeds from our initial public offering.
     On March 27,2008, our Board of Directors approved and recommended to the stockholders for approval at the 2008 annual meeting of stockholders to be held on May 15, 2008 (the “Annual Meeting”), an amendment and restatement of the Cinemark Holdings, Inc. 2006 Long Term Incentive Plan, as amended (the “Restated Incentive Plan). The Restated Incentive Plan amends and restates the Cinemark Holdings, Inc. 2006 Long Term Incentive Plan, as amended (the “2006 Plan”), to (i) increase the number of shares reserved for issuance from 9,097,360 shares of Common Stock to 19,100,000 shares of Common Stock and (ii) permit the Compensation Committee to award participants restricted stock units and performance awards. The right of a participant to exercise or receive a grant of a restricted stock unit or performance award may be subject to the satisfaction of such performance or objective business criteria as determined by the Compensation Committee. With the exception of the changes identified in (i) and (ii) above, the Restated Incentive Plan does not materially differ from the 2006 Plan. The foregoing does not constitute a complete summary of the Restated Incentive Plan and is qualified in its entirety by reference to the complete text of the Restated Incentive Plan to be filed as an appendix to the proxy statement for our Annual Meeting to be mailed to our stockholders within 120 days after December 31, 2007.

Results of Operations
     On October 5, 2006, we completed our acquisition of Century Theatres, Inc. Results of operations for the year ended December 31, 2006 reflect the inclusion of the Century theatres beginning on the date of acquisition. Results of operations for the year ended December 31, 2005 do not include results of operations for the Century theatres.
     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our consolidated statements of operations:

	Year Ended December 31,
	2005	2006	2007
Operating data (in millions):
Revenues
Admissions	$641.2	$760.3	$1,087.5
Concession	320.1	375.8	516.5
Other	59.3	84.5	78.8

Total revenues	$1,020.6	$1,220.6	$1,682.8

Theatre operating costs(2)
Film rentals and advertising	$347.7	$406.0	$589.7
Concession supplies	52.5	59.0	81.1
Salaries and wages	101.5	118.6	173.3
Facility lease expense	138.5	161.4	212.7
Utilities and other	123.8	144.8	191.3

Total theatre operating costs	$764.0	$889.8	$1,248.1

Operating data as a percentage of total revenues:
Revenues
Admissions	62.8%	62.3%	64.6%
Concession	31.4	30.8	30.7
Other	5.8	6.9	4.7

Total revenues	100.0%	100.0%	100.0%

Theatre operating costs(1)(2)
Film rentals and advertising	54.2%	53.4%	54.2%
Concession supplies	16.4	15.7	15.7
Salaries and wages	9.9	9.7	10.3
Facility lease expense	13.6	13.2	12.6
Utilities and other	12.1	11.9	11.4
Total theatre operating costs	74.9%	72.9%	74.2%

Average screen count (month end average)	3,239	3,628	4,558

Revenues per average screen	$315,104	$336,437	$369,200

(1)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues, and concession supplies, which are expressed as a percentage of concession revenues.

(2)	Excludes depreciation and amortization expense.

Comparison of Years Ended December 31, 2007 and December 31, 2006
     Revenues. Total revenues increased $462.2 million to $1,682.8 million for 2007 from $1,220.6 million for 2006, representing a 37.9% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Year Ended			Year Ended			Year Ended
	December 31,			December 31,			December 31,
			%			%			%
	2006	2007	Change	2006	2007	Change	2006	2007	Change
Admissions revenues (in millions)	$577.9	$879.1	52.1%	$182.4	$208.4	14.3%	$760.3	$1,087.5	43.0%
Concession revenues (in millions)	$297.4	$424.4	42.7%	$78.4	$92.1	17.5%	$375.8	$516.5	37.4%
Other revenues (in millions) (1)	$59.4	$45.6	(23.2)%	$25.1	$33.2	32.3%	$84.5	$78.8	(6.7)%
Total revenues (in millions) (1)	$934.7	$1,349.1	44.3%	$285.9	$333.7	16.7%	$1,220.6	$1,682.8	37.9%
Attendance (in millions)	118.7	151.7	27.8%	59.6	61.0	2.3%	178.3	212.7	19.3%
Revenues per average screen (1)	$346,812	$376,771	8.6%	$306,459	$341,451	11.4%	$336,437	$369,200	9.7%

(1)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 22 of our consolidated financial statements.
•	Consolidated. The increase in admissions revenues of $327.2 million was attributable to a 19.3% increase in attendance from 178.3 million patrons for 2006 to 212.7 million patrons for 2007, which contributed $165.0 million, and a 20.0% increase in average ticket price from $4.26 for 2006 to $5.11 for 2007, which contributed $162.2 million, and reflects the full year of operations of the 77 Century theatres acquired during the fourth quarter of 2006. The increase in concession revenues of $140.7 million was attributable to the 19.3% increase in attendance, which contributed $84.5 million, and a 15.2% increase in concession revenues per patron from $2.11 for 2006 to $2.43 for 2007, which contributed $56.2 million, and reflects the full year of operations of the 77 Century theatres acquired during the fourth quarter of 2006. The increase in attendance was attributable to the additional attendance from the 77 Century theatres acquired, the solid slate of films released during 2007 and new theatre openings. The increases in average ticket price and concession revenues per patron were due to the higher ticket price structure at the 77 Century theatres acquired, price increases and favorable exchange rates in certain countries in which we operate. The 6.7% decrease in other revenues was primarily attributable to reduced screen advertising revenues earned under the amended Exhibitor Services Agreement with NCM. See Note 7 to the consolidated financial statements.
•	U.S. The increase in admissions revenues of $301.2 million was attributable to a 27.8% increase in attendance from 118.7 million patrons for 2006 to 151.7 million patrons for 2007, which contributed $160.7 million, and a 18.9% increase in average ticket price from $4.87 for 2006 to $5.79 for 2007, which contributed $140.5 million, and reflects the full year of operations of the 77 Century theatres acquired during the fourth quarter of 2006. The increase in concession revenues of $127.0 million was attributable to the 27.8% increase in attendance, which contributed $82.6 million, and an 11.6% increase in concession revenues per patron from $2.51 for 2006 to $2.80 for 2007, which contributed $44.4 million, and reflects the full year of operations of the 77 Century theatres acquired during the fourth quarter of 2006. The increase in attendance was attributable to the additional attendance from the 77 Century theatres acquired, the solid slate of films released during 2007 and new theatre openings. The increases in average ticket price and concession revenues per patron were due to the higher ticket price structure at the 77 Century theatres acquired and price increases. The 23.2% decrease in other revenues was primarily attributable to reduced screen advertising revenues earned under the amended Exhibitor Services Agreement with NCM. See Note 7 to the consolidated financial statements.
•	International. The increase in admissions revenues of $26.0 million was attributable to a 2.3% increase in attendance from 59.6 million patrons for 2006 to 61.0 million patrons for 2007, which contributed $4.3 million, and an 11.8% increase in average ticket price from $3.06 for 2006 to $3.42 for 2007, which contributed $21.7 million. The increase in concession revenues of $13.7 million was attributable to the 2.3% increase in attendance, which contributed $1.9 million, and a 14.4% increase in concession revenues per patron from $1.32 for 2006 to $1.51 for 2007, which contributed $11.8 million. The increase in attendance was primarily due to new theatre openings. The increases in average ticket price and concession revenues per patron were due to price increases and favorable exchange rates in certain countries in which we operate.

     Theatre Operating Costs (excludes depreciation and amortization expense). Theatre operating costs were $1,248.1 million, or 74.2% of revenues, for 2007 compared to $889.8 million, or 72.9% of revenues, for 2006. The table below, presented by reportable operating segment, summarizes our year-over-year theatre operating costs.

			International Operating
	U.S. Operating Segment		Segment		Consolidated
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2006	2007	2006	2007	2006	2007
Film rentals and advertising	$315.4	$485.2	$90.6	$104.5	$406.0	$589.7
Concession supplies	38.7	57.8	20.3	23.3	$59.0	$81.1
Salaries and wages	95.8	146.7	22.8	26.6	$118.6	$173.3
Facility lease expense	117.0	161.7	44.4	51.0	$161.4	$212.7
Utilities and other	108.3	149.0	36.5	42.3	$144.8	$191.3

Total theatre operating costs	$675.2	$1,000.4	$214.6	$247.7	$889.8	$1,248.1

•	Consolidated. Film rentals and advertising costs were $589.7 million, or 54.2% of admissions revenues, for 2007 compared to $406.0 million, or 53.4% of admissions revenues, for 2006. The increase in film rentals and advertising costs for 2007 of $183.7 million is due to a $327.2 million increase in admissions revenues, which contributed $177.3 million, and an increase in our film rental and advertising rate due to higher rates on certain blockbuster sequels in 2007, which contributed $6.4 million. Concession supplies expense was $81.1 million, or 15.7% of concession revenues, for 2007 compared to $59.0 million, or 15.7% of concession revenues, for 2006. The increase in concession supplies expense of $22.1 million is primarily due to increased concession revenues.

Salaries and wages increased to $173.3 million for 2007 from $118.6 million for 2006 primarily due to the additional salaries and wages related to the 77 Century theatres, the increase in minimum wages in the U.S., and new theatre openings. Facility lease expense increased to $212.7 million for 2007 from $161.4 million for 2006 primarily due to the additional expense related to the 77 Century theatres, increased percentage rent related to the increased revenues and new theatre openings. Utilities and other costs increased to $191.3 million for 2007 from $144.8 million for 2006 primarily due to the additional costs related to the 77 Century theatres and new theatre openings.
•	U.S. Film rentals and advertising costs were $485.2 million, or 55.2% of admissions revenues, for 2007 compared to $315.4 million, or 54.6% of admissions revenues, for 2006. The increase in film rentals and advertising costs for 2007 of $169.8 million is due to a $301.2 million increase in admissions revenues, which contributed $164.4 million, and an increase in our film rentals and advertising rate due to higher rates on certain blockbuster sequels in 2007, which contributed $5.4 million. Concession supplies expense was $57.8 million, or 13.6% of concession revenues, for 2007 compared to $38.7 million, or 13.0% of concession revenues, for 2006. The increase in concession supplies expense of $19.1 million is due to increased concession revenues, which contributed $16.6 million, and an increase in our concession supplies rate, which contributed $2.5 million, both of which were attributable to the 77 Century theatres.

Salaries and wages increased to $146.7 million for 2007 from $95.8 million for 2006 primarily due to the additional salaries and wages related to the 77 Century theatres, the increase in minimum wages in the U.S., and new theatre openings. Facility lease expense increased to $161.7 million for 2007 from $117.0 million for 2006 primarily due to the additional expense related to the 77 Century theatres and new theatre openings. Utilities and other costs increased to $149.0 million for 2007 from $108.3 million for 2006 primarily due to the additional costs related to the 77 Century theatres and new theatre openings.
•	International. Film rentals and advertising costs were $104.5 million, or 50.1% of admissions revenues, for 2007 compared to $90.6 million, or 49.7% of admissions revenues, for 2006. The increase in film rentals and advertising costs of $13.9 million is due to a $26.0 million increase in admissions revenues, which contributed $12.9 million and an increase in our film rental and advertising rate, which contributed $1.0 million. Concession supplies expense was $23.3 million, or 25.3% of concession revenues, for 2007 compared to $20.3 million, or 25.9% of concession revenues, for 2006. The increase in concession supplies expense of $3.0 million is primarily due to increased concession revenues.

Salaries and wages increased to $26.6 million for 2007 from $22.8 million for 2006 primarily due to new theatre openings. Facility lease expense increased to $51.0 million for 2007 from $44.4 million for 2006 primarily due to increased percentage rent related to increased revenues and new theatre openings. Utilities and other costs increased to $42.3 million for 2007 from $36.5 million for 2006 primarily due to higher utility costs at our existing theatres and new theatre openings.
     General and Administrative Expenses. General and administrative expenses increased to $79.5 million for 2007 from $67.8 million for 2006 primarily due to a $7.8 million increase in salaries and wages, a $1.2 million increase in consulting fees, and a $2.5 million increase in service charges related to increased credit card activity, all of which were primarily a result of the 77 Century theatres.
     Termination of Profit Participation Agreement. Upon consummation of our initial public offering on April 24, 2007, we exercised our option to terminate the amended and restated profit participation agreement with our CEO Alan Stock and purchased Mr. Stock’s profit interest in two theatres on May 3, 2007 for a price of $6.9 million pursuant to the terms of the amended and restated profit participation agreement. In addition, we incurred $0.1 million of payroll taxes related to the termination. See Note 23 to our consolidated financial statements.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable leases, was $151.7 million for 2007 compared to $99.5 million for 2006 primarily due to the Century Acquisition and new theatre openings.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $86.6 million for 2007 compared to $28.5 million for 2006. Impairment charges for 2007 and 2006 included the write-down of theatres to their fair values. Impairment charges for 2007 consisted of $14.2 million of theatre properties, $67.7 million of goodwill associated with theatre properties, and $4.7 million of intangible assets associated with theatre properties. Impairment charges for 2006 consisted of $13.6 million of theatre properties, $13.6 million of goodwill associated with theatre properties and $1.3 million of intangible assets associated with theatre properties. During 2006, we recorded approximately $658.5 million of goodwill as a result of the Century Acquisition. We record goodwill at the theatre level, which results in more volatile impairment charges on an annual basis due to changes in market conditions and box office performance and the resulting impact on individual theatres. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions. See Notes 10 and 11 to our consolidated financial statements.
     (Gain) Loss on Sale of Assets and Other. We recorded a gain on sale of assets and other of $3.0 million during 2007 compared to a loss on the sale of assets and other of $7.6 million during 2006. The gain recorded during 2007 primarily related to the sale of real property associated with one theatre in the U.S. The loss recorded during 2006 primarily related to a loss on the exchange of a theatre in the United States with a third party, lease termination fees and asset write-offs incurred due to theatre closures and the retirement of certain theatre assets that were replaced.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, was $145.6 million for 2007 compared to $109.3 million for 2006. The increase was primarily due to the financing associated with the Century Acquisition.
     Gain on NCM Transaction. We recorded a gain of $210.8 million on the sale of a portion of our equity investment in NCM in conjunction with the initial public offering of NCM, Inc. during 2007. Our ownership interest in NCM was reduced from approximately 25% to approximately 14% as part of this sale of stock in the offering. See Note 7 to our consolidated financial statements.
     Gain on Fandango Transaction. We recorded a gain of $9.2 million as a result of the sale of our investment in stock of Fandango, Inc. See Note 9 to our consolidated financial statements.
     Loss on Early Retirement of Debt. During 2007, we recorded a loss on early retirement of debt of $13.5 million which was a result of the repurchase of $332.1 million aggregate principal amount of our 9% senior subordinated notes and the repurchase of $69.2 million aggregate principal amount at maturity of our 9 3/4% senior discount notes, all of which resulted in the write-off of unamortized debt issue costs and the payment of premiums, fees and expenses. During 2006, we recorded a loss on early retirement of debt of $8.3 million which was a result of the refinancing associated with the Century Acquisition, the repurchase of $10.0 million aggregate principal amount of Cinemark USA, Inc.’s 9% senior subordinated notes, and the repurchase of $39.8 million aggregate principal amount at maturity of Cinemark, Inc.’s 9 3/4%

senior discount notes, all of which resulted in the write-off of unamortized debt issue costs and the payment of fees and expenses. See Notes 6 and 13 to our consolidated financial statements.
     Distributions from NCM. We recorded distributions received from NCM of $11.5 million during 2007, which were in excess of the carrying value of our investment. See Note 7 to our consolidated financial statements.
     Income Taxes. Income tax expense of $112.0 million was recorded for 2007 compared to $12.7 million recorded for 2006. The effective tax rate of 55.7% for 2007 reflects the impact of our 2007 goodwill impairment charges, which are not deductible for income tax purposes. The effective tax rate in 2007 net of the impact from the goodwill impairment charges would have been approximately 41.7%. The effective tax rate for 2006 reflects the impact of purchase accounting adjustments resulting from the Century Acquisition. See Notes 6 and 20 to our consolidated financial statements.
Comparison of Years Ended December 31, 2006 and December 31, 2005
     Revenues. Total revenues increased $200.0 million to $1,220.6 million for 2006 from $1,020.6 million for 2005, representing a 19.6% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Year Ended			Year Ended			Year Ended
	December 31,			December 31,			December 31,
			%			%			%
	2005	2006	Change	2005	2006	Change	2005	2006	Change
Admissions revenues (in millions)	$472.0	$577.9	22.4%	$169.2	$182.4	7.8%	$641.2	$760.3	18.6%
Concession revenues (in millions)	$248.7	$297.4	19.6%	$71.4	$78.4	9.8%	$320.1	$375.8	17.4%
Other revenues (in millions) (1)	$35.6	$59.4	66.9%	$23.7	$25.1	5.9%	$59.3	$84.5	42.5%
Total revenues (in millions) (1)	$756.3	$934.7	23.6%	$264.3	$285.9	8.2%	$1,020.6	$1,220.6	19.6%
Attendance (in millions)	105.6	118.7	12.4%	60.1	59.6	(1.0)%	165.7	178.3	7.6%
Revenues per average screen (1)	$321,833	$346,812	7.8%	$297,316	$306,459	3.1%	$315,104	$336,437	6.8%

(1)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 22 of our consolidated financial statements.
•	Consolidated. The increase in admissions revenues of $119.1 million was attributable to a 7.6% increase in attendance from 165.7 million patrons for 2005 to 178.3 million patrons for 2006, which contributed $57.2 million, and a 10.2% increase in average ticket price from $3.87 for 2005 to $4.26 for 2006, which contributed $61.9 million. This increase included additional admissions revenues for the 77 Century theatres acquired during the fourth quarter of 2006. The increase in concession revenues of $55.7 million was attributable to the 7.6% increase in attendance, which contributed $30.3 million, and a 9.1% increase in concession revenues per patron from $1.93 for 2005 to $2.11 for 2006, which contributed $25.4 million. This increase included additional concession revenues for the 77 Century theatres acquired during the fourth quarter. The increase in attendance was attributable to the additional attendance from the 77 Century theatres acquired, the solid slate of films released during 2006 and new theatre openings. The increases in average ticket price and concession revenues per patron were due to the higher ticket price structure at the 77 Century theatres acquired, price increases and favorable exchange rates in certain countries in which we operate. The 42.5% increase in other revenues was primarily attributable to incremental screen advertising revenues resulting from our participation in the NCM joint venture.
•	U.S. The increase in admissions revenues of $105.9 million was attributable to a 12.4% increase in attendance from 105.6 million patrons for 2005 to 118.7 million patrons for 2006, which contributed $58.7 million, and a 8.9% increase in average ticket price from $4.47 for 2005 to $4.87 for 2006, which contributed $47.2 million. This increase included additional admissions revenues for the 77 Century theatres acquired during the fourth quarter of 2006. The increase in concession revenues of $48.7 million was attributable to the 12.4% increase in attendance, which contributed $31.0 million, and a 6.3% increase in concession revenues per patron from $2.36 for 2005 to $2.51 for 2006, which contributed $17.7 million. This increase included additional concession revenues for the 77 Century theatres acquired during the fourth quarter. The increase in attendance was attributable to additional attendance from the 77 Century theatres acquired, the solid slate of films released during 2006 and new theatre openings. The increases in average ticket price and concession revenues per patron were due to the higher ticket price structure at the 77 Century theatres acquired and price increases. The 66.9% increase in other revenues was primarily attributable to incremental screen advertising revenues resulting from our participation in the joint venture with NCM.
•	International. The increase in admissions revenues of $13.2 million was attributable to an 8.8% increase in average ticket price from $2.82 for 2005 to $3.06 for 2006, which contributed $14.7 million, partially offset by a 1.0% decrease in attendance, which contributed $(1.5) million. The decrease in attendance was due to increased competition in certain markets. The increase in concession revenues of $7.0 million was attributable to a 10.9% increase in concession revenues per patron from $1.19 for 2005 to $1.32 for 2006, which contributed $7.7 million, partially offset by the 1.0% decrease in attendance, which contributed $(0.7) million. The increases in average ticket price and concession revenues per patron were due to price increases and favorable exchange rates in certain countries in which we operate.
     Theatre Operating Costs (excludes depreciation and amortization expense). Theatre operating costs were $889.8 million, or 72.9% of revenues, for 2006 compared to $764.0 million, or 74.9% of revenues, for 2005. The decrease, as a percentage of revenues, was primarily due to the increase in revenues and the fixed nature of some of our theatre operating costs, such as components of salaries and wages, facility lease expense, and utilities and other costs. The table below, presented by reportable operating segment, summarizes our year-over-year theatre operating costs.

			International Operating
	U.S. Operating Segment		Segment		Consolidated
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2005	2006	2005	2006	2005	2006
Film rentals and advertising	$263.7	$315.4	$84.0	$90.6	$347.7	$406.0
Concession supplies	34.5	38.7	18.0	20.3	$52.5	$59.0
Salaries and wages	80.8	95.8	20.7	22.8	$101.5	$118.6
Facility lease expense	97.7	117.0	40.8	44.4	$138.5	$161.4
Utilities and other	90.7	108.3	33.1	36.5	$123.8	$144.8

Total theatre operating costs	$567.4	$675.2	$196.6	$214.6	$764.0	$889.8

•	Consolidated. Film rentals and advertising costs were $406.0 million, or 53.4% of admissions revenues, for 2006 compared to $347.7 million, or 54.2% of admissions revenues, for 2005. The increase in film rentals and advertising costs for 2006 of $58.3 million is due to increased admissions revenues, which contributed $65.7 million, and a decrease in our film rental and advertising rate, which contributed $(7.4) million. The decrease in film rentals and advertising costs as a percentage of admissions revenues was due to a more favorable mix of films resulting in lower average film rental rates in 2006 compared with 2005 which had certain blockbuster films with higher than average film rental rates. Concession supplies expense was $59.0 million, or 15.7% of concession revenues, for 2006 compared to $52.5 million, or 16.4% of concession revenues, for 2005. The increase in concession supplies expense of $6.5 million is primarily due to increased concession revenues, which contributed $8.5 million, and a decrease in our concession supplies rate, which contributed $(2.0) million. The decrease in concession supplies expense as a percentage of revenues was primarily due to concession sales price increases.

Salaries and wages increased to $118.6 million for 2006 from $101.5 million for 2005 primarily due to the additional salaries and wages related to the 77 Century theatres, the increase in attendance and new theatre openings. Facility lease expense increased to $161.4 million for 2006 from $138.5 million for 2005 primarily due to the additional expense related to the 77 Century theatres, increased percentage rent related to the increased revenues and new theatre openings. Utilities and other costs increased to $144.8 million for 2006 from $123.8 million for 2005 primarily due to the additional costs related to the 77 Century theatres, higher utility and janitorial supplies costs at our existing theatres and new theatre openings.
•	U.S. Film rentals and advertising costs were $315.4 million, or 54.6% of admissions revenues, for 2006 compared to $263.7 million, or 55.9% of admissions revenues, for 2005. The increase in film rentals and advertising costs for 2006 of $51.7 million is due to increased admissions revenues, which contributed $59.2 million, and a decrease in our film rentals and advertising rate, which contributed $(7.5) million. The decrease in film rentals and advertising costs as a percentage of admissions revenues was due to a more favorable mix of films resulting in lower average film rental rates in 2006 compared with 2005 which had certain blockbuster films with higher than average film rental rates. Concession supplies expense was $38.7 million, or 13.0% of concession revenues, for 2006 compared to

$34.5 million, or 13.9% of concession revenues, for 2005. The increase in concession supplies expense of $4.2 million is due to increased concession revenues, which contributed $6.7 million, and a decrease in our concession supplies rate, which contributed $(2.5) million. The decrease in concession supplies expense as a percentage of revenues was primarily due to concession sales price increases.
Salaries and wages increased to $95.8 million for 2006 from $80.8 million for 2005 primarily due to the additional salaries and wages related to the 77 Century theatres, the increase in attendance and new theatre openings. Facility lease expense increased to $117.0 million for 2006 from $97.7 million for 2005 primarily due to the additional expense related to the 77 Century theatres, increased percentage rent related to increased revenues and new theatre openings. Utilities and other costs increased to $108.3 million for 2006 from $90.7 million for 2005 primarily due to the additional costs related to the 77 Century theatres, higher utility and janitorial supplies costs at our existing theatres and new theatre openings.

•	International. Film rentals and advertising costs were $90.6 million, or 49.7% of admissions revenues, for 2006 compared to $84.0 million, or 49.6% of admissions revenues, for 2005. The increase in film rentals and advertising costs for 2006 is primarily due to increased admissions revenues. Concession supplies expense was $20.3 million, or 25.9% of concession revenues, for 2006 compared to $18.0 million, or 25.2% of concession revenues, for 2005. The increase in concession supplies expense of $2.3 million is due to increased concession revenues, which contributed $1.8 million, and an increase in our concession supplies rate, which contributed $0.5 million.

Salaries and wages increased to $22.8 million for 2006 from $20.7 million for 2005 primarily due to new theatre openings. Facility lease expense increased to $44.4 million for 2006 from $40.8 million for 2005 primarily due to increased percentage rent related to increased revenues and new theatre openings. Utilities and other costs increased to $36.5 million for 2006 from $33.1 million for 2005 primarily due to higher utility and janitorial supplies costs at our existing theatres and new theatre openings.
     General and Administrative Expenses. General and administrative expenses increased to $67.8 million for 2006 from $50.9 million for 2005 primarily due to a $3.7 million increase due to incentive compensation expense, a $3.0 million increase in salaries and wages, a $2.9 million increase to stock option compensation expense related to the adoption of SFAS No. 123 (R), a $1.3 million increase in service charges related to increased credit card activity, and additional overhead costs associated with the integration of Century.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable leases, was $99.5 million for 2006 compared to $86.1 million for 2005 primarily due to the Century Acquisition and new theatre openings.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $28.5 million for 2006 compared to $51.7 million for 2005. Impairment charges for 2006 and 2005 included the write-down of theatres to their fair values. Impairment charges for 2006 consisted of $13.6 million of theatre properties, $13.6 million of goodwill associated with theatre properties and $1.3 million of intangible assets associated with theatre properties. Impairment charges for 2005 consisted of $6.4 million of theatre properties and $45.3 million of goodwill associated with theatre properties. We record goodwill at the theatre level, which results in more volatile impairment charges on an annual basis due to changes in market conditions and box office performance and the resulting impact on individual theatres. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions. See Notes 10 and 11 to our consolidated financial statements.
     Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $7.6 million during 2006 compared to $4.4 million during 2005. The loss recorded during 2006 primarily related to a loss on the exchange of a theatre in the United States with a third party, lease termination fees and asset write-offs incurred due to theatre closures and the replacement of certain theatre assets. The loss recorded during 2005 was primarily due to property damages sustained at three of our theatres due to hurricanes along the Gulf of Mexico coast and the write-off of some theatre equipment that was replaced.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, was $109.3 million for 2006 compared to $84.1 million for 2005. The increase was primarily due to the financing associated with the Century Acquisition.

     Loss on Early Retirement of Debt. During 2006, we recorded a loss on early retirement of debt of $8.3 million which was a result of the refinancing associated with the Century Acquisition, the repurchase of $10.0 million aggregate principal amount of Cinemark USA, Inc.’s 9% senior subordinated notes, and the repurchase of $39.8 million aggregate principal amount at maturity of Cinemark, Inc.’s 9 3/4% senior discount notes, all of which resulted in the write-off of unamortized debt issue costs and the payment of fees and expenses. See Notes 6 and 13 to our consolidated financial statements.
     Income Taxes. Income tax expense of $12.7 million was recorded for 2006 compared to $9.4 million recorded for 2005. The effective tax rate for 2006 reflects the impact of purchase accounting adjustments resulting from the Century Acquisition. See Notes 6 and 20 to our consolidated financial statements.
Liquidity and Capital Resources
Operating Activities
     We primarily collect our revenues in cash, mainly through box office receipts and the sale of concession supplies. In addition, a majority of our theatres provide the patron a choice of using a credit card, in place of cash, which we convert to cash over a range from one to six days. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities amounted to $165.3 million, $155.7 million and $276.0 million for the years ended December 31, 2005, 2006 and 2007, respectively. The increase in cash provided by operating activities for the year ended December 31, 2007 is primarily due to the proceeds received from NCM for the modification of our Exhibitor Services Agreement with NCM. See Note 7 to our consolidated financial statements for further discussion of the NCM Transaction.
     Since the issuance of the 9 3/4% senior discount notes on March 31, 2004, interest has accreted rather than been paid in cash, which has benefited our operating cash flows for the periods presented. Interest will be paid in cash commencing September 15, 2009, at which time our operating cash flows will be impacted by these cash payments.
Investing Activities
     Our investing activities have been principally related to the development and acquisition of additional theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash provided by (used for) investing activities amounted to $(81.6) million, $(631.7) million and $93.2 million for the years ended December 31, 2005, 2006 and 2007, respectively. The increase in cash used for investing activities for the year ended December 31, 2006 is primarily due to the cash portion of the Century Acquisition purchase price (see Note 6 to our consolidated financial statements) and increased capital expenditures. The increase in cash provided by investing activities for the year ended December 31, 2007 is primarily due to the proceeds received from NCM for the sale of a portion of our equity investment in NCM in conjunction with NCM Inc.’s initial public offering and the sale of our investment in stock of Fandango, Inc., partially offset by increased capital expenditures. See Notes 7 and 9 to our consolidated financial statements for further discussion of the NCM Transaction and the Fandango Transaction, respectively.
     Capital expenditures for the years ended December 31, 2005, 2006 and 2007 were as follows (in millions):

	New	Existing
Period	Theatres	Theatres	Total
Year Ended December 31, 2005	$50.3	$25.3	$75.6
Year Ended December 31, 2006	$68.8	$38.3	$107.1
Year Ended December 31, 2007	$113.3	$33.0	$146.3
     During October 2006, we completed the Century Acquisition for a purchase price of approximately $681.2 million and the assumption of approximately $360.0 million of debt of Century. Of the total purchase price, $150.0 million consisted of the issuance of shares of Cinemark Holdings, Inc.’s common stock. We also incurred approximately $7.4 million in transaction costs. See Note 6 to our consolidated financial statements for further discussion of this acquisition.
     We continue to expand our U.S. theatre circuit. During the year ended December 31, 2007, we opened 13 new theatres with 201 screens, closed five theatres with 36 screens and sold two theatres with 34 screens. At December 31,

2007, our total domestic screen count was 3,654 screens (12 of which are in Canada). At December 31, 2007, we had signed commitments to open ten new theatres with 128 screens in domestic markets during 2008 and open five new theatres with 78 screens subsequent to 2008. We estimate the remaining capital expenditures for the development of all of the 206 domestic screens will be approximately $94.7 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
     We also continue to expand our international theatre circuit. We opened seven new theatres with 56 screens and closed one theatre with ten screens during the year ended December 31, 2007, bringing our total international screen count to 1,011 screens. At December 31, 2007, we had signed commitments to open three new theatres with 19 screens in international markets during 2008. We estimate the remaining capital expenditures for the development of these 19 international screens will be approximately $10.8 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
     We plan to fund capital expenditures for our continued development with cash flow from operations, borrowings under our senior secured credit facility, subordinated note borrowings, proceeds from sale leaseback transactions and/or sales of excess real estate.
     During June 2007, we invested $1.5 million in a joint venture with AMC and Regal called Digital Cinema Implementation Partners LLC (“DCIP”). We are accounting for our investment in DCIP under the equity method of accounting. See Note 8 to our consolidated financial statements.
Financing Activities
     Cash provided by (used for) financing activities was $(3.8) million, $440.0 million and $(183.7) million during the years ended December 31, 2005, 2006 and 2007, respectively. The increase in cash provided by financing activities for the year ended December 31, 2006 was primarily due to the cash received under our senior secured credit facility partially offset by the pay-off of long-term debt assumed in the Century Acquisition and the pay-off of our former senior secured credit facility. The increase in cash used for financing activities for the year ended December 31, 2007 was primarily due to the repurchase of $332.1 million aggregate principal amount of our 9% senior subordinated notes and $69.2 million aggregate principal amount at maturity of our 9 3/4% senior discount notes, which were partially offset by the net proceeds from our initial public offering of approximately $245.9 million.
     In August 2007, we initiated a quarterly dividend policy. Consistent with the disclosures in our 424(b)(1) prospectus, the dividend for the second quarter of 2007 was based on a dividend rate of $0.18 per share of common stock, prorated based on the April 27, 2007 closing of our initial public offering. Based on such proration, our board of directors declared a cash dividend for the second quarter of 2007 of $0.13 per share of common stock payable to stockholders of record on September 4, 2007, which was paid with available cash on September 18, 2007. The dividend for the third quarter was the first dividend paid by us reflecting a full quarter since our initial public offering and was paid in the amount of $0.18 per share of common stock on December 18, 2007. We paid dividends of approximately $33.1 million in the aggregate during 2007. The dividend for the fourth quarter of 2007 was paid in the amount of $0.18 per share of common stock on March 14, 2008.
     On March 6, 2007, we commenced an offer to purchase for cash, on the terms and subject to the conditions set forth in an Offer to Purchase and Consent Solicitation Statement, any and all of our 9% senior subordinated notes, of which $332.2 million aggregate principal amount remained outstanding. In connection with the tender offer, we solicited consents for certain proposed amendments to the indenture to remove substantially all restrictive covenants and certain events of default provisions. On March 20, 2007, the early settlement date, approximately $332.0 million aggregate principal amount of the 9% senior subordinated notes were tendered and repurchased by us for approximately $360.2 million including accrued interest and premiums paid. We funded the repurchase with the net proceeds received from the NCM Transaction (see Note 7). On March 20, 2007, we and the Bank of New York Trust Company, N.A., as trustee to the Indenture dated February 11, 2003, executed the Fourth Supplemental Indenture. The Fourth Supplemental Indenture became effective on March 20, 2007 and it amends the Indenture by eliminating substantially all restrictive covenants and certain events of default provisions. On April 3, 2007, we repurchased an additional $0.1 million aggregate principal amount of the 9% senior subordinated notes tendered after the early settlement date.
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
     During July and August 2007, we repurchased in six open market purchases a total of $47.0 million aggregate principal amount at maturity of our 9 3/4% senior discount notes for approximately $42.8 million, including accreted interest of $10.9 million and a cash premium of $2.5 million. During November 2007, we repurchased in one open market purchase $22.2 million aggregate principal amount at maturity of our 9 3/4% senior discount notes for approximately $20.9 million, including accreted interest of $5.7 million and a cash premium of $1.5 million. We funded the transactions with proceeds from our initial public offering. As of December 31, 2007, we had outstanding approximately $466.4 million aggregate principal amount at maturity of our 9 3/4% senior discount notes.
     We may from time to time, subject to compliance with our debt instruments, purchase on the open market our debt securities depending upon the availability and prices of such securities. Long-term debt consisted of the following as of December 31, 2006 and 2007:

	December 31, 2006	December 31, 2007
Cinemark USA, Inc. term loan	$1,117,200	$1,101,686
Cinemark, Inc. 9 3/4% senior discount notes due 2014	434,073	415,768
Cinemark USA, Inc. 9% senior subordinated notes due 2013	350,820	184
Other long-term debt	9,560	6,107

Total long-term debt	1,911,653	1,523,745
Less current portion	14,259	9,166

Long-term debt, less current portion	$1,897,394	$1,514,579

     As of December 31, 2007, we had borrowings of $1,101.7 million outstanding on the term loan under our senior secured credit facility, $415.8 million accreted principal amount outstanding under our 9 3/4% senior discount notes and approximately $0.2 million aggregate principal amount outstanding under the 9% senior subordinated notes, respectively, and had approximately $149.9 million in available borrowing capacity under our revolving credit facility. We were in full compliance with all covenants governing our outstanding debt at December 31, 2007.
      As of December 31, 2007, our long-term debt obligations, scheduled interest payments on long-term debt, future minimum lease obligations under non-cancelable operating and capital leases, scheduled interest payments under capital leases, outstanding letters of credit, obligations under employment agreements and purchase commitments for each period indicated are summarized as follows:

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1 - 3 Years	4 - 5 Years	5 Years
Long-term debt (1)	$1,574.4	$9.2	$26.2	$282.8	$1,256.2
Scheduled interest payments on long-term debt(2)	$605.8	73.8	226.6	224.1	81.3
Operating lease obligations	$1,958.4	177.1	349.2	328.7	1,103.4
Capital lease obligations	$121.2	4.7	10.3	10.9	95.3
Scheduled interest payments on capital leases	$113.6	12.3	23.1	20.8	57.4
Letters of credit	$0.1	0.1	—	—	—
Employment agreements	$10.5	3.5	7.0	—	—
Purchase commitments(3)	$138.2	88.9	47.6	1.5	0.2

Total obligations(4)	$4,522.2	$369.6	$690.0	$868.8	$2,593.8

(1)	Includes the 9 3/4% senior discount notes in the aggregate principal amount at maturity of $466.4 million.

(2)	Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates in effect on December 31, 2007. The average interest rates on our fixed rate and variable rate debt were 8.2% and 6.7%, respectively, as of December 31, 2007.

(3)	Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of December 31, 2007.

(4)	The contractual obligations table excludes the Company’s FIN 48 liabilities of $15.5 million because the Company cannot make a reliable estimate of the timing of the related cash payments.
     Cinemark, Inc. 9 3/4%  Senior Discount Notes
     On March 31, 2004, in connection with the MDP merger, Cinemark, Inc. issued approximately $577.2 million aggregate principal amount at maturity of 9 3/4% senior discount notes due 2014. Interest on the notes accretes until March 15, 2009 up to their aggregate principal amount. Cash interest will accrue and be payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2009. Due to Cinemark, Inc.’s holding company status, payments of principal and interest under these notes will be dependent on loans, dividends and other payments from its subsidiaries. Cinemark, Inc. may redeem all or part of the 9 3/4% senior discount notes on or after March 15, 2009.
     On September 22, 2005, Cinemark, Inc. repurchased $1.8 million aggregate principal amount at maturity of its 9 3/4% senior discount notes as part of an open market purchase for approximately $1.3 million, including accreted interest. During May 2006, as part of four open market purchases, Cinemark, Inc. repurchased $39.8 million aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $31.7 million, including accreted interest of $5.4 million and a cash premium of $1.4 million. Cinemark, Inc. funded these transactions with available cash from its operations.
     During July and August 2007, Cinemark, Inc. repurchased in six open market purchases a total of $47.0 million aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $42.8 million, including accreted interest of $10.9 million and a cash premium of $2.5 million. During November 2007, as part of an open market purchase, Cinemark, Inc. repurchased $22.2 million aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $20.9 million, including accreted interest of $5.7 million and a cash premium of $1.5 million. We funded these transactions with proceeds from our initial public offering.
     As of December 31, 2007, the accreted principal balance of the notes was approximately $415.8 million and the aggregate principal amount at maturity was approximately $466.4 million.
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
     Senior Secured Credit Facility
     On October 5, 2006, in connection with the Century Acquisition, Cinemark USA, Inc., entered into a senior secured credit facility. The senior secured credit facility provides for a seven year term loan of $1.12 billion and a $150 million revolving credit line that matures in six years unless Cinemark USA, Inc.’s 9% senior subordinated notes have not been refinanced by August 1, 2012 with indebtedness that matures no earlier than seven and one-half years after the closing date of the senior secured credit facility, in which case the maturity date of the revolving credit line becomes August 1, 2012. The net proceeds of the term loan were used to finance a portion of the $531.2 million cash portion of the Century Acquisition, repay in full the $253.5 million outstanding under the former senior secured credit facility, repay approximately $360.0 million of existing indebtedness of Century and to pay for related fees and expenses. The revolving credit line was left undrawn at closing. The revolving credit line is used for general corporate purposes.
     At December 31, 2007, there was $1,101.7 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Approximately $149.9 million was available for borrowing under the revolving credit line, giving effect to a $0.1 million letter of credit outstanding. The average interest rate on outstanding borrowings under the senior secured credit facility at December 31, 2007 was 6.7% per annum.
     Under the term loan, principal payments of $2.8 million are due each calendar quarter beginning December 1, 2006 through September 30, 2012 and increase to $263.2 million each calendar quarter from December 31, 2012 to maturity at October 5, 2013. Prior to the amendment to the senior secured credit facility discussed below, the term loan accrued interest, at Cinemark USA, Inc.’s option, at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.75% to 1.00% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.75% to 2.00% per annum, in each case as adjusted pursuant to Cinemark USA, Inc.’s corporate credit rating. Borrowings under the revolving credit line bear interest, at Cinemark USA, Inc.’s option, at: (A) a base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5 and (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.50% to 1.00% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.50% to 2.00% per annum, in each case as adjusted pursuant to Cinemark USA, Inc.’s consolidated net senior secured leverage ratio as defined in the credit agreement. Cinemark USA, Inc. is required to pay a commitment fee calculated at the rate of 0.50% per annum on the average daily unused portion of the new revolving credit line, payable quarterly in arrears, which rate decreases to 0.375% per annum for any fiscal quarter in which Cinemark USA, Inc.’s consolidated net senior secured leverage ratio on the last day of such fiscal quarter is less than 2.25 to 1.0.
     On March 14, 2007, Cinemark USA, Inc. amended its senior secured credit facility to, among other things, modify the interest rate on the term loans under the senior secured credit facility, modify certain prepayment terms and covenants, and facilitate the tender offer for the 9% senior subordinated notes. The term loans now accrue interest, at Cinemark USA, Inc.’s option, at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.50% to 0.75% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.50% to 1.75%, per annum. In each case, the margin is a function of the corporate credit rating applicable to the borrower. The interest rate on the revolving credit line was not amended. Additionally, the amendment removed any obligation to prepay amounts outstanding under the senior secured credit facility in an amount equal to the amount of the net cash proceeds received from the NCM Transaction or from excess cash flows, and imposed a 1% prepayment premium for one year on certain prepayments of the term loans.

     Cinemark USA, Inc.’s obligations under the senior secured credit facility are guaranteed by Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., and certain of Cinemark USA, Inc.’s domestic subsidiaries and are secured by mortgages on certain fee and leasehold properties and security interests in substantially all of Cinemark USA, Inc.’s and the guarantors’ personal property, including, without limitation, pledges of all of Cinemark USA, Inc.’s capital stock, all of the capital stock of Cinemark, Inc., CNMK Holding, Inc. and certain of Cinemark USA, Inc.’s domestic subsidiaries and 65% of the voting stock of certain of its foreign subsidiaries.
     The senior secured credit facility contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on Cinemark USA, Inc.’s ability, and in certain instances, its subsidiaries’ and Cinemark Holdings, Inc.’s, Cinemark, Inc.’s and CNMK Holding, Inc.’s ability, to consolidate or merge or liquidate, wind up or dissolve; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends, repurchase stock and voluntarily repurchase or redeem the 9 3/4% senior discount notes; and make capital expenditures and investments. The senior secured credit facility also requires Cinemark USA, Inc. to satisfy a consolidated net senior secured leverage ratio covenant as determined in accordance with the senior secured credit facility. The dividend restriction contained in the senior secured credit facility prevents us and any of our subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) we are not in default, and the distribution would not cause us to be in default, under the senior secured credit facility; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since October 5, 2006, including the distribution currently proposed, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since October 5, 2006, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the senior secured credit facility, since October 1, 2006, (c) $150 million and (d) certain other amounts specified in the senior secured credit facility, subject to certain adjustments specified in the senior secured credit facility. The dividend restriction is subject to certain exceptions specified in the senior secured credit facility.
     The senior secured credit facility also includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, certain types of change of control, material money judgments and failure to maintain subsidiary guarantees. If an event of default occurs, all commitments under the senior secured credit facility may be terminated and all obligations under the senior secured credit facility could be accelerated by the lenders, causing all loans outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable.
     During March 2007, we entered into two interest rate swap agreements with effective dates of August 13, 2007 and terms of five years each. The interest rate swaps were designated to hedge approximately $500.0 million of our variable rate debt obligations. Under the terms of the interest rate swap agreements, we pay fixed rates of 4.918% and 4.922% on $375.0 million and $125.0 million, respectively, of variable rate debt and receive interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the three-month period following the reset date. No premium or discount was incurred upon us entering into the interest rate swaps because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were consummated. The interest rate swaps qualify for cash flow hedge accounting treatment in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as such, we have effectively hedged our exposure to variability in the future cash flows attributable to the 3-month LIBOR on $500.0 million of variable rate debt. The change in the fair value of the interest rate swaps is recorded on our consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of other comprehensive income and the ineffective portion reported in earnings. At December 31, 2007, the estimated aggregate fair value of the interest rate swaps was a liability of approximately $18.4 million.
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
     On April 6, 2004, as a result of the MDP Merger and in accordance with the terms of the indenture governing the 9% senior subordinated notes, Cinemark USA, Inc. made a change of control offer to repurchase the 9% senior subordinated notes at a purchase price of 101% of the aggregate principal amount. Approximately $17.8 million aggregate principal amount of the 9% senior subordinated notes were tendered. The payment of the change of control price was funded with available cash by Cinemark USA, Inc. on June 1, 2004.
     During May 2006, as part of three open market purchases, Cinemark USA, Inc. repurchased $10.0 million aggregate principal amount of its 9% senior subordinated notes for approximately $11.0 million, including accrued and unpaid interest. The transactions were funded by Cinemark USA, Inc. with available cash from operations.
     On March 6, 2007, Cinemark USA, Inc. commenced an offer to purchase for cash any and all of its then outstanding $332.2 million aggregate principal amount of 9% senior subordinated notes. In connection with the tender offer, Cinemark USA, Inc. solicited consents for certain proposed amendments to the indenture to remove substantially all restrictive covenants and certain events of default provisions. On March 20, 2007, the early settlement date, Cinemark USA, Inc. repurchased $332.0 million aggregate principal amount of 9% senior subordinated notes and executed a supplemental indenture removing substantially all of the restrictive covenants and certain events of default. Cinemark USA, Inc. used the proceeds from the NCM Transaction and cash on hand to purchase the 9% senior subordinated notes tendered pursuant to the tender offer and consent solicitation. On March 20, 2007, we and the Bank of New York Trust Company, N.A., as trustee to the Indenture dated February 11, 2003, executed the Fourth Supplemental Indenture. The Fourth Supplemental Indenture became effective on March 20, 2007 and it amends the Indenture by eliminating substantially all restrictive covenants and certain events of default provisions. On April 3, 2007, Cinemark USA, Inc. repurchased an additional $0.1 million aggregate principal amount of the 9% senior subordinated notes tendered after the early settlement date.
     As of December 31, 2007, Cinemark USA, Inc. had outstanding approximately $0.2 million aggregate principal amount of 9% senior subordinated notes. Cinemark USA, Inc. may redeem the remaining 9% senior subordinated notes on or after February 1, 2008.
Former Senior Secured Credit Facility
     On April 2, 2004, Cinemark USA, Inc. amended its then existing senior secured credit facility in connection with the MDP Merger. The former senior secured credit facility provided for a $260 million seven year term loan and a $100 million six and one-half year revolving credit line. The net proceeds from the former senior secured credit facility were used to repay the term loan under its then existing senior secured credit facility of approximately $163.8 million and to redeem the approximately $94.2 million aggregate principal amount of its then outstanding $105.0 million aggregate principal amount 8 1/2% senior subordinated notes due 2008 that were tendered pursuant to the tender offer.
     On October 5, 2006, in connection with the Century Acquisition, the $253.5 million outstanding under the former senior secured credit facility was repaid in full with a portion of the proceeds from the senior secured credit facility.
Covenant Compliance
     The indenture governing the 9 3/4% senior discount notes requires us to have a fixed charge coverage ratio (as determined under the indenture) of at least 2.0 to 1.0 in order to incur additional indebtedness, issue preferred stock or make certain restricted payments, including dividends to our parent. Fixed charge coverage ratio is defined as the ratio of our consolidated cash flow to our fixed charges for the four most recent fiscal quarters, giving pro forma effect to certain events as specified in the indenture. Fixed charges is defined as our consolidated interest expense, subject to certain adjustments as provided in the indenture. Consolidated cash flow as defined in the indenture is substantially consistent with our presentation of Adjusted EBITDA below. Because our failure to meet the fixed charge coverage ratio described above could restrict our ability to incur debt or make dividend payments, management believes that the indenture governing the 9 3/4% senior discount notes and these covenants and Adjusted EBITDA are material to us. As of December 31, 2007, fixed charge coverage ratio under the indenture was in excess of the 2.0 to 1.0 requirement described above.
     Adjusted EBITDA and Adjusted EBITDA margin should not be construed as alternatives to net income or operating income as indicators of operating performance or as alternatives to cash flow provided by operating activities as measures of liquidity (as determined in accordance with GAAP). Furthermore, Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

     The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA.

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2005	2006	2007
	(In thousands)
Net Income (loss)	$(25,408)	$841	$88,920
Add (deduct):
Income taxes	9,408	12,685	111,962
Interest expense(1)	84,082	109,328	145,596
Gain on NCM Transaction	—	—	(210,773)
Gain on Fandango transaction	—	—	(9,205)
Loss on early retirement of debt	46	8,283	13,456
Other income	(4,627)	(3,768)	(15,497)
Termination of profit participation agreement	—	—	6,952
Depreciation and amortization	81,952	95,821	148,781
Amortization of net favorable leases	4,174	3,649	2,935
Impairment of long-lived assets	51,677	28,537	86,558
(Gain) loss on sale of assets and other	4,436	7,645	(2,953)
Deferred lease expenses	3,137	4,717	5,979
Amortization of long-term prepaid rents	1,258	1,013	1,146
Share based awards compensation expense	—	2,864	3,081

Adjusted EBITDA	$210,135	$271,615	$376,938

(1)	Includes amortization of debt issue costs.
     As of December 31, 2007, we are in full compliance with all agreements, including related covenants, governing our outstanding debt.
Ratings
     We are rated by nationally recognized rating agencies. The significance of individual ratings varies from agency to agency. However, companies’ assigned ratings at the top end of the range have, in the opinion of certain rating agencies, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capability. Ratings are always subject to change and there can be no assurance that our current ratings will continue for any given period of time. A downgrade of our debt ratings, depending on the extent, could increase the cost to borrow funds. Below are our latest ratings per category, which were current as of February 29, 2008.

Standard and
Category	Moody’s	Poor’s
Cinemark, Inc. 9 3/4% Senior Discount Notes	B3	CCC+
Cinemark USA, Inc. Senior Secured Credit Facility	Ba3	B
New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” Among other requirements, this statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for us beginning January 1, 2008 (January 1, 2009 for nonfinancial assets and liabilities). Adoption of this statement is not expected to have a significant impact on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement provides companies with an option to report selected financial assets and liabilities at fair value that are not required to be measured at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We have not elected to measure eligible items at fair value upon initial adoption. SFAS No. 159 is effective for us beginning January 1, 2009. Adoption of this statement is not expected to have a significant impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This statement requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method); expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in income, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS No. 141(R) is required for business combinations that occur after December 15, 2008. Early adoption and retroactive application of SFAS No. 141(R) to fiscal years preceding the effective date is not permitted. We are evaluating the adoption of SFAS No. 141(R) and its impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements”. This statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are evaluating the adoption of SFAS No. 160 and its impact on our consolidated financial statements.
Seasonality
     Our revenues have historically been seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, the most successful motion pictures have been released during the summer, extending from May to mid-August, and during the holiday season, extending from Thanksgiving through year-end. The unexpected emergence of a hit film during other periods can alter this seasonality trend. The timing of such film releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or for the same period in the following year.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We have exposure to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices.
Interest Rate Risk
     We are currently party to variable rate debt facilities. An increase or decrease in interest rates would affect interest costs relating to our variable rate debt facilities. At December 31, 2007, there was an aggregate of approximately $607.8 million of variable rate debt outstanding under these facilities (net of $500.0 million of debt subject to the interest rate swaps discussed below). Based on the interest rate levels in effect on the variable rate debt outstanding at December 31, 2007, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $6.1 million.
     During March 2007, we entered into two interest rate swap agreements with effective dates of August 13, 2007 and terms of five years each. The interest rate swaps were designated to hedge approximately $500.0 million of our variable rate debt obligations. Under the terms of the interest rate swap agreements, we pay fixed rates of 4.918% and 4.922% on $375.0 million and $125.0 million, respectively, of variable rate debt and receive interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the three-month period following the reset date. No premium or discount was incurred upon us entering into the interest rate swaps because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were consummated. The interest rate swaps qualify for cash flow hedge accounting treatment in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as such, we have effectively hedged our exposure to variability in the future cash flows attributable to the 3-month LIBOR on $500.0 million of variable rate debt. The change in the fair values of the interest rate swaps is recorded on our consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of other comprehensive income and the ineffective portion reported in earnings. At December 31, 2007, the estimated aggregate fair value of the interest rate swaps was a liability of approximately $18.4 million.
     The tables below provide information about our fixed rate and variable rate long-term debt agreements as of December 31, 2007 and 2006:

	Expected Maturity as of December 31, 2007
	(in millions)
									Average
								Fair	Interest
	2008	2009	2010	2011	2012	Thereafter	Total	Value	Rate
Fixed rate (1)	$—	$—	$—	$—	$—	$966.6	$966.6	$940.1	8.2%
Variable rate	9.2	13.8	12.4	11.2	271.6	289.6	607.8	612.8	6.7%

Total debt	$9.2	$13.8	$12.4	$11.2	$271.6	$1,256.2	$1,574.4	$1,552.9

	Expected Maturity as of December 31, 2006
	(in millions)
									Average
								Fair	Interest
	2007	2008	2009	2010	2011	Thereafter	Total	Value	Rate
Fixed rate	$0.1	$—	$—	$—	$—	$886.4	$886.5	$812.1	9.5%
Variable rate	14.2	14.9	12.8	12.4	11.2	1,061.2	1,126.7	1,146.8	7.4%

Total debt	$14.3	$14.9	$12.8	$12.4	$11.2	$1,947.6	$2,013.2	$1,958.9

(1)	Includes $500.0 million of the Cinemark USA, Inc. term loan, which represents the debt hedged with our interest rate swap agreements.
Foreign Currency Exchange Rate Risk
     We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and construction interior finish items and other operating supplies used by our international subsidiaries. Principally all the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. Generally accepted accounting principles in the U.S. require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, generally accepted accounting principles in the U.S. require that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations result in us reporting exchange gains (losses) or foreign currency translation adjustments relating to our international subsidiaries depending on the inflationary environment of the country in which we operate. Based upon our equity ownership in our international subsidiaries as of December 31, 2007, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed, would decrease the aggregate net book value of our investments in our international subsidiaries by approximately $36 million and would decrease the aggregate net income of our international subsidiaries by approximately $1.7 million.

Item 8. Financial Statements and Supplementary Data
     The financial statements and supplementary data are listed on the Index on page F-1 of this Form 10-K. Such financial statements and supplementary data are included herein beginning on page F-3.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9A (T). Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     As of December 31, 2007, we carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
     Management’s Report on Internal Control over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. The Company’s internal control framework and processes are designed to provide reasonable assurance to management and the board of directors regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements in accordance with the accounting principles generally accepted in the United States of America. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. As a result of this assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting is effective.
     Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that was conducted during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Limitations on Controls
     Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting (under the headings “Election of Directors”, “Corporate Governance” and “Executive Officers”) to be held on May 15, 2008 and to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.
Item 11. Executive Compensation
     Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting (under the heading “Executive Compensation”) to be held on May 15, 2008 and to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting (under the headings “Security Ownership of Certain Beneficial Owners and Management”) to be held on May 15, 2008 and to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting (under the heading “Certain Relationships and Related Transactions”) to be held on May 15, 2008 and to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.
Item 14. Principal Accounting Fees and Services
     Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting (under the heading “Board Committees — Fees Paid to Independent Registered Public Accounting Firm”) to be held on May 15, 2008 and to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents Filed as Part of this Report
1.	The financial statement schedules and related data listed in the accompanying Index beginning on page F-1 are filed as a part of this report.

2.	The exhibits listed in the accompanying Index beginning on page E-1 are filed as a part of this report.
(b) Exhibits
See the accompanying Index beginning on page E-1.
(c) Financial Statement Schedules
None
     All schedules not identified above have been omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes contained in this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2008	CINEMARK HOLDINGS, INC.

	BY:	/s/ Alan W. Stock
Alan W. Stock
Chief Executive Officer

	BY:	/s/ Robert Copple

Robert Copple
Chief Financial Officer and
Principal Accounting Officer
POWER OF ATTORNEY
     Each person whose signature appears below hereby severally constitutes and appoints Alan W. Stock and Robert Copple his true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with accompanying exhibits and other related documents, with the Securities and Exchange Commission, and ratify and confirm all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue of said appointment.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Lee Roy Mitchell	Chairman of the Board of Directors and Director	March 28, 2008

Lee Roy Mitchell

/s/ Alan W. Stock	Chief Executive Officer	March 28, 2008

Alan W. Stock	(principal executive officer)

/s/ Robert Copple	Executive Vice President; Treasurer and Chief Financial	March 28, 2008

Robert Copple	Officer (principal financial and accounting officer)

/s/ Benjamin D. Chereskin	Director	March 28, 2008

Benjamin D. Chereskin

/s/ Vahe A. Dombalagian	Director	March 28, 2008

Vahe A. Dombalagian

/s/ Peter R. Ezersky	Director	March 28, 2008

Peter R. Ezersky

/s/ Enrique F. Senior	Director	March 28, 2008

Enrique F. Senior

/s/ Raymond W. Syufy	Director	March 28, 2008

Raymond W. Syufy

/s/ Carlos M. Sepulveda	Director	March 28, 2008

Carlos M. Sepulveda

/s/ Roger T. Staubach	Director	March 28, 2008

Roger T. Staubach

/s/ Donald G. Soderquist	Director	March 28, 2008

Donald G. Soderquist

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT.
     No annual report or proxy material has been sent to our stockholders. An annual report and proxy material may be sent to our stockholders subsequent to the filing of this Form 10-K. We shall furnish to the Securities and Exchange Commission copies of any annual report or proxy material that is sent to our stockholders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Cinemark Holdings, Inc.
Plano, Texas
     We have audited the accompanying consolidated balance sheets of Cinemark Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cinemark Holdings, Inc. and subsidiaries as of December 31, 2006 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
     As discussed in Note 1 to the consolidated financial statements, in 2007 the Company changed its method of accounting for uncertainty in income taxes to adopt Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109.”
/s/ Deloitte & Touche LLP
Dallas, Texas
March 24, 2008

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2006	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$147,099	$338,043
Inventories	6,058	7,000
Accounts receivable	31,165	35,368
Income tax receivable	8,946	18,339
Current deferred tax asset	4,661	5,215
Prepaid expenses and other	8,424	10,070

Total current assets	206,353	414,035

THEATRE PROPERTIES AND EQUIPMENT
Land	104,578	97,532
Buildings	420,642	389,581
Property under capital lease	143,776	178,347
Theatre furniture and equipment	517,054	558,483
Leasehold interests and improvements	490,861	572,081
Theatres under construction	18,113	22,481

Total	1,695,024	1,818,505
Less accumulated depreciation and amortization	370,452	504,439

Theatre properties and equipment, net	1,324,572	1,314,066

OTHER ASSETS
Goodwill	1,205,423	1,134,689
Intangible assets — net	360,752	353,047
Investments in and advances to affiliates	11,390	3,662
Deferred charges and other assets — net	63,092	77,393

Total other assets	1,640,657	1,568,791

TOTAL ASSETS	$3,171,582	$3,296,892

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$14,259	$9,166
Current portion of capital lease obligations	3,649	4,684
Accounts payable	47,272	50,977
Accrued film rentals	47,862	42,140
Accrued interest	23,706	8,735
Accrued payroll	21,686	21,614
Accrued property taxes	22,165	23,031
Accrued other current liabilities	50,223	57,975

Total current liabilities	230,822	218,322

LONG-TERM LIABILITIES
Long-term debt, less current portion	1,897,394	1,514,579
Capital lease obligations, less current portion	112,178	116,486
Deferred income taxes	198,320	168,475
Long-term portion FIN 48 liability	—	15,500
Deferred lease expenses	14,286	19,235
Deferred revenue — NCM	—	172,696
Deferred revenues and other long-term liabilities	12,672	36,214

Total long-term liabilities	2,234,850	2,043,185

COMMITMENTS AND CONTINGENCIES (see Note 21)

MINORITY INTERESTS IN SUBSIDIARIES	16,613	16,182

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value: 300,000,000 shares authorized, 92,560,622 shares outstanding at December 31, 2006 and 106,983,684 shares outstanding at December 31, 2007	93	107
Additional paid-in-capital	685,433	939,327
Retained earnings (deficit)	(7,692)	47,074
Accumulated other comprehensive income	11,463	32,695

Total stockholders’ equity	689,297	1,019,203

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,171,582	$3,296,892

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands)

	December 31,	December 31,	December 31,
	2005	2006	2007
REVENUES
Admissions	$641,240	$760,275	$1,087,480
Concession	320,072	375,798	516,509
Other	59,285	84,521	78,852

Total revenues	1,020,597	1,220,594	1,682,841

COST OF OPERATIONS
Film rentals and advertising	347,727	405,987	589,717
Concession supplies	52,507	59,020	81,074
Salaries and wages	101,431	118,616	173,290
Facility lease expense	138,477	161,374	212,730
Utilities and other	123,831	144,808	191,279
General and administrative expenses	50,884	67,768	79,518
Termination of profit participation agreement	—	—	6,952
Depreciation and amortization	81,952	95,821	148,781
Amortization of favorable leases	4,174	3,649	2,935
Impairment of long-lived assets	51,677	28,537	86,558
(Gain) loss on sale of assets and other	4,436	7,645	(2,953)

Total cost of operations	957,096	1,093,225	1,569,881

OPERATING INCOME	63,501	127,369	112,960

OTHER INCOME (EXPENSE)
Interest expense	(84,082)	(109,328)	(145,596)
Interest income	6,600	7,040	18,263
Gain on NCM transaction	—	—	210,773
Gain on Fandango transaction	—	—	9,205
Foreign currency exchange gain (loss)	(1,276)	(258)	438
Loss on early retirement of debt	(46)	(8,283)	(13,456)
Distributions from NCM	—	—	11,499
Dividend income	—	101	50
Equity in income (loss) of affiliates	227	(1,646)	(2,462)
Minority interests in income of subsidiaries	(924)	(1,469)	(792)

Total other income (expense)	(79,501)	(113,843)	87,922

INCOME (LOSS) BEFORE INCOME TAXES	(16,000)	13,526	200,882
Income taxes	9,408	12,685	111,962

NET INCOME (LOSS)	$(25,408)	$841	$88,920

EARNINGS PER SHARE — Basic	$(0.31)	$0.01	$0.87

EARNINGS PER SHARE — Diluted	$(0.31)	$0.01	$0.85

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands)

					Accumulated
	Common Stock		Additional	Retained	Other
	Shares		Paid-in	Earnings	Comprehensive		Comprehensive
	Issued	Amount	Capital	(Deficit)	Income (Loss)	Total	Income (Loss)

Balance at January 1, 2005	81,876	$82	$527,627	$16,875	$(11,384)	$533,200

Net loss				(25,408)		(25,408)	$(25,408)
Issuance of stock	655	1	4,999			5,000
Tax adjustment related to MDP merger fees			(82)			(82)
Foreign currency translation adjustment					6,639	6,639	6,639

Balance at December 31, 2005	82,531	$83	$532,544	$(8,533)	$(4,745)	$519,349	$(18,769)

Net income				841		841	$841
Issuance of stock — Century Acquisition	10,025	10	149,990			150,000
Exercise of stock options	5	—	35			35
Share based awards compensation expense			2,864			2,864
Foreign currency translation adjustment					16,208	16,208	16,208

Balance at December 31, 2006	92,561	$93	$685,433	$(7,692)	$11,463	$689,297	$17,049

Net income				88,920		88,920	$88,920
Tax adjustment related to the adoption of FIN48				(1,093)		(1,093)
Issuance of stock for initial public offering, net of fees	13,889	14	245,835			245,849
Issuance of restricted stock	22	—	200			200
Exercise of stock options, net of equity award repurchase	512	—	3,625			3,625
Share based awards compensation expense			2,881			2,881
Tax benefit related to stock option exercises			1,353			1,353
Distributions to stockholders				(33,061)		(33,061)
Fair value adjustment on interest rate swap agreements					(11,348)	(11,348)	(11,348)
Foreign currency translation adjustment					32,580	32,580	32,580

Balance at December 31, 2007	106,984	$107	$939,327	$47,074	$32,695	$1,019,203	$110,152

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands)

	2005	2006	2007
OPERATING ACTIVITIES
Net income (loss)	$(25,408)	$841	$88,920

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	71,870	90,081	144,629
Amortization of intangible and other assets	14,256	9,389	7,087
Amortization of long-term prepaid rents	1,258	1,013	1,146
Amortization of debt issue costs	2,740	3,342	4,727
Amortization of deferred revenues, deferred lease incentives and other	(660)	(424)	(2,508)
Amortization of debt premium	(3,105)	(3,096)	(678)
Impairment of long-lived assets	51,677	28,537	86,558
Share based awards compensation expense	—	2,864	3,081
Gain on NCM transaction	—	—	(210,773)
Gain on Fandango transaction	—	—	(9,205)
(Gain) loss on sale of assets and other	4,436	7,645	(2,953)
Write-off unamortized debt issue costs and debt premium related to the early retirement of debt	46	5,811	(15,661)
Accretion of interest on senior discount notes	38,549	40,425	41,423
Deferred lease expenses	3,137	4,717	5,979
Deferred income tax expenses	(12,332)	(7,011)	(34,614)
Equity in (income) loss of affiliates	(227)	1,646	2,462
Minority interests in income of subsidiaries	924	1,469	792
Tax benefit related to stock option exercises	—	—	1,353
Other	202	—	—

Changes in assets and liabilities:
Inventories	(309)	787	(942)
Accounts receivable	(4,102)	(9,884)	(4,203)
Prepaid expenses and other	(649)	1,678	(1,646)
Other assets	(12,373)	(2,370)	(4)
Advances with affiliates	(121)	(143)	200
Accounts payable and accrued liabilities	14,082	82	2,120
Interest paid on repurchased senior discount notes	—	(5,381)	(16,592)
Increase in deferred revenues related to NCM transaction	—	—	174,001
Increase in deferred revenues related to Fandango transaction	—	—	5,000
Other long-term liabilities	1,198	5,734	1,323
Income tax receivable/payable	20,181	(22,090)	5,014

Net cash provided by operating activities	165,270	155,662	276,036

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(75,605)	(107,081)	(146,304)
Proceeds from sale of theatre properties and equipment	1,317	6,446	37,532
Increase in escrow deposit due to like-kind exchange	—	—	(22,739)
Acquisition of Century Theatres, Inc., net of cash acquired	—	(531,383)	—
Purchase of shares in National CineMedia	(7,329)	—	—
Net proceeds from sale of NCM stock	—	—	214,842
Net proceeds from sale of Fandango stock	—	—	11,347
Investment in joint venture — DCIP	—	—	(1,500)
Other	—	271	—

Net cash provided by (used for) investing activities	(81,617)	(631,747)	93,178

FINANCING ACTIVITIES
Net proceeds from initial public offering	—	—	245,849
Issuance of common stock	5,000	35	3,626
Dividends paid to stockholders	—	—	(33,061)
Retirement of senior discount notes	(1,302)	(24,950)	(43,136)
Retirement of senior subordinated notes	—	(10,000)	(332,066)
Proceeds from senior secured credit facility	—	1,120,000	—
Proceeds from other long-term debt	660	2,330	—
Payoff of long-term debt assumed in Century acquisition	—	(360,000)	—
Payoff of former senior secured credit facility	—	(253,500)	—
Repayments of other long-term debt	(6,671)	(8,895)	(19,438)
Payments on capital leases	—	(839)	(3,759)
Debt issue costs	(239)	(22,926)	—
Other	(1,198)	(1,278)	(1,730)

Net cash provided by (used for) financing activities	(3,750)	439,977	(183,715)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,048	1,008	5,445

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	81,951	(35,100)	190,944
CASH AND CASH EQUIVALENTS:
Beginning of period	100,248	182,199	147,099

End of period	$182,199	$147,099	$338,043

SUPPLEMENTAL INFORMATION (see Note 19)
The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Business — Cinemark Holdings, Inc. and subsidiaries (the “Company”) are leaders in the motion picture exhibition industry in terms of both revenues and the number of screens in operation, with theatres in the United States (“U.S.”), Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. The Company also managed additional theatres in the U.S., Canada, Brazil, and Colombia during the year ended December 31, 2007.
     Basis of Presentation — On April 2, 2004, an affiliate of Madison Dearborn Partners, LLC, or MDP, acquired approximately 83% of the capital stock of Cinemark, Inc., pursuant to which a newly formed subsidiary owned by an affiliate of MDP was merged with and into Cinemark, Inc., with Cinemark, Inc. continuing as the surviving corporation (the “MDP Merger”). Simultaneously, an affiliate of MDP purchased shares of Cinemark, Inc.’s common stock and became Cinemark, Inc.’s controlling stockholder. Lee Roy Mitchell, Chairman and then Chief Executive Officer, the Mitchell Special Trust and certain members of management collectively retained a minority ownership of Cinemark, Inc.’s capital stock. In December 2004, MDP sold a portion of its stock in Cinemark, Inc. to outside investors and in July 2005, Cinemark, Inc. issued additional shares to another outside investor.
     On August 2, 2006, Cinemark Holdings, Inc. was formed as the Delaware holding company of Cinemark, Inc. On August 7, 2006, the Cinemark, Inc. stockholders entered into a share exchange agreement pursuant to which they agreed to exchange their shares of Class A common stock for an equal number of shares of common stock of Cinemark Holdings, Inc. (“Cinemark Share Exchange”). The Cinemark Share Exchange was completed on October 5, 2006 and facilitated the acquisition of Century Theatres, Inc. (“Century Acquisition”) on that date. On October 5, 2006, Cinemark, Inc. became a wholly owned subsidiary of Cinemark Holdings, Inc. Prior to October 5, 2006, Cinemark Holdings, Inc. had no assets, liabilities or operations. The accompanying consolidated financial statements are reflective of the change in reporting entity that occurred as a result of the Cinemark Share Exchange. Cinemark Holdings, Inc.’s consolidated financial statements reflect the accounting basis of its stockholders for all periods presented. On April 24, 2007, Cinemark Holdings, Inc. completed an initial public offering of its common stock.
     Principles of Consolidation — The consolidated financial statements include the accounts of Cinemark Holdings, Inc. and subsidiaries. Majority-owned subsidiaries that the Company has control of are consolidated while those subsidiaries of which the Company owns between 20% and 50% and does not control are accounted for as affiliates under the equity method. Those subsidiaries of which the Company owns less than 20% are generally accounted for as affiliates under the cost method, unless the Company is deemed to have the ability to exercise significant influence over the affiliate, in which case the Company would account for its investment under the equity method. The results of these subsidiaries and affiliates are included in the consolidated financial statements effective with their formation or from their dates of acquisition. Significant intercompany balances and transactions are eliminated in consolidation.
     Cash and Cash Equivalents — Cash and cash equivalents consist of operating funds held in financial institutions, petty cash held by the theatres and highly liquid investments with remaining maturities of three months or less when purchased. At December 31, 2007, our cash investments were primarily in money market funds.
     Inventories — Concession and theatre supplies inventories are stated at the lower of cost (first-in, first-out method) or market.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Theatre Properties and Equipment — Theatre properties and equipment are stated at cost less accumulated depreciation and amortization. Additions to theatre properties and equipment include the capitalization of $74, $86, and $618 of interest incurred during the development and construction of theatres in the years ended December 31, 2005, 2006 and 2007, respectively. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Category	Useful Life
Buildings on owned land	40 years
Buildings on leased land	Lesser of lease term or useful life
Buildings under capital lease	Lesser of lease term or useful life
Theatre furniture and equipment	5 to 15 years
Leasehold interests and improvements	Lesser of lease term or useful life
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates theatre properties and equipment for impairment in conjunction with the preparation of its quarterly consolidated financial statements or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. When estimated cash flows will not be sufficient to recover a long-lived asset’s carrying amount, an impairment review is performed in which the Company compares the carrying value of the asset group (theatre) with its estimated fair value, which is determined based on a multiple of cash flows. The multiple was eight times for the evaluations performed during 2007 and 2006 and seven times for 2005. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions. See Note 11.
     The Company has made certain reclassifications between the cost of theatre properties and equipment and the related accumulated depreciation for the December 31, 2006 balance sheet. These reclassifications were made to properly reflect the results of impairment charges recorded on such assets. The impact on theatre properties and equipment, net as of December 31, 2006 was zero.
     Goodwill and Other Intangible Assets — Goodwill is the excess of cost over fair value of theatre businesses acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and tradename are tested for impairment at the reporting unit level at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors considered include significant underperformance relative to historical or projected business and significant negative industry or economic trends. Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit (generally at the theatre level), and compare it with its carrying value. If the carrying value of the theatre exceeds its fair value, a second step is performed to measure the potential goodwill impairment. Fair value is estimated based on a multiple of cash flows. The multiple was eight times for the goodwill impairment evaluations performed during 2007 and 2006 and seven times for 2005. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions. See Notes 10 and 11.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Intangible assets consist of goodwill, tradenames, capitalized licensing fees, vendor contracts, net favorable leases, and other intangible assets. The table below summarizes the amortization method used for each type of intangible asset:

Intangible Asset	Amortization Method
Goodwill	Indefinite-lived
Tradename	Indefinite-lived
Capitalized licensing fees	Straight-line method over 15 years. The remaining terms of the underlying agreements range from 7 to 12 years.
Vendor contracts	Straight-line method over the terms of the underlying contracts. The remaining terms of the underlying contracts range from 1 to 15 years.
Net favorable leases	Based on the pattern in which the economic benefits are realized over the terms of the lease agreements. The remaining terms of the lease agreements range from 1 to 29 years.
Other intangible assets	Straight-line method over the terms of the underlying agreement. The remaining term of the underlying agreement is 11 years.
     Deferred Charges and Other Assets — Deferred charges and other assets consist of debt issue costs, long-term prepaid rents, construction advances and other deposits, equipment to be placed in service and other assets. Debt issue costs are amortized using the straight-line method (which approximates the effective interest method) over the primary financing terms of the related debt agreement. Long-term prepaid rents represent advance rental payments on operating leases. These payments are recognized to facility lease expense over the period for which the rent was paid in advance as outlined in the lease agreements. These periods generally range from 10 to 20 years.
     Lease Accounting — The Company accounts for leased properties under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases", and other authoritative accounting literature. SFAS No. 13 requires that the Company evaluate each lease for classification as either a capital lease or an operating lease. According to SFAS No. 13, if substantially all of the benefits and risks of ownership have been transferred to the lessee, the lessee records the lease as a capital lease at its inception. The Company performs this evaluation at the inception of the lease and when a modification is made to a lease. If the lease agreement calls for a scheduled rent increase during the lease term, the Company, in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases", recognizes the lease expense on a straight-line basis over the lease term as deferred lease expense. The Company determines the straight-line rent expense impact of an operating lease upon inception of the lease. For leases in which the Company is involved with construction of the theatre, the Company accounts for the lease during the construction period under the provisions of Emerging Issues Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction". The landlord is typically responsible for constructing a theatre using guidelines and specifications agreed to by the Company and assumes substantially all of the risk of construction. In accordance with EITF 97-10, if the Company concludes that it has substantially all of the construction period risks, it records a construction asset and related liability for the amount of total project costs incurred during the construction period. At the end of the construction period, the Company considers SFAS No. 98, “Accounting for Leases: Sale-leaseback Transactions Involving Real Estate", to determine if the transaction qualifies for sale-leaseback accounting treatment in regards to lease classification.
     Deferred Revenues — Advances collected on long-term screen advertising, concession and other contracts are recorded as deferred revenues. In accordance with the terms of the agreements, the advances collected on such contracts are recognized during the period in which the advances are earned, which may differ from the period in which the advances are collected.
     Revenue and Expense Recognition — Revenues are recognized when admissions and concession sales are received at the box office. Other revenues primarily consist of screen advertising. Screen advertising revenues are recognized over the period that the related advertising is delivered on-screen or in-theatre. The Company records proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognizes admissions and concession revenue when a holder redeems the card or certificate. The Company recognizes unredeemed gift cards and other advanced sale-type certificates as revenue only after such a period of time indicates, based on historical experience, the likelihood of redemption is remote, and based on applicable laws and regulations. In evaluating the likelihood of redemption, the Company considers the period outstanding, the level and frequency of activity, and the period of

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
inactivity. The Company recognized unredeemed gift cards and other advance sale-type certificates as revenues in the amount of $3,374, $4,421 and $3,975 during the years ended December 31, 2005, 2006 and 2007, respectively.
     Film rental costs are accrued based on the applicable box office receipts and either the mutually agreed upon firm terms or sliding scale formula, which are established prior to the opening of the picture, or estimates of the final mutually agreed upon settlement, which occurs at the conclusion of the picture run, subject to the film licensing arrangement. Estimates are based on the expected success of a film over the length of its run in theatres. The success of a film can typically be determined a few weeks after a film is released when initial box office performance of the film is known. Accordingly, final settlements typically approximate estimates since box office receipts are known at the time the estimate is made and the expected success of a film over the length of its run in theatres can typically be estimated early in the film’s run. The final film settlement amount is negotiated at the conclusion of the film’s run based upon how a film actually performs. If actual settlements are higher than those estimated, additional film rental costs are recorded at that time. The Company recognizes advertising costs and any sharing arrangements with film distributors in the same accounting period. The Company’s advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2005, 2006 and 2007 were $15,927, $15,726 and $17,252, respectively.
     Accounting for Share Based Awards — Subsequent to the MDP Merger, the Company established a long term incentive plan (see Note 18). The weighted average fair value per share of stock options granted by the Company during 2004 and 2005 was $7.63 (all of which had an exercise price equal to the market value at the date of grant). For each 2004 and 2005 grant, compensation expense under the fair value method of SFAS No. 123 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	September 30, 2004		January 28, 2005
	Grant		Grant
Expected life	6.5	years	6.5	years
Expected volatility (1)		39%		44%
Risk-free interest rate		3.79%		3.93%
Dividend yield		0%		0%
Grant date fair value		$3.51		$3.80

(1)	Expected volatility is based on historical volatility of the common stock price of comparable public companies.
     Forfeitures were estimated based on the Company’s historical stock option activity.
     In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment”, which established accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) eliminated the intrinsic value measurement objective in Accounting Principles Board (“APB”) Opinion No. 25 and generally requires a Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model, consistent with the terms of the award, or a market observed price, if such a price exists. Such costs must be recognized over the period during which an employee is required to provide service in exchange for the award (which is usually the vesting period). The standard also requires a Company to estimate the number of instruments that will ultimately be forfeited, rather than accounting for forfeitures as they occur.
     The Company applied SFAS No. 123(R) using the “modified prospective method”, under which it recognized compensation cost for all awards granted, modified or settled on or after January 1, 2006 and for the unvested portion of previously granted awards that were outstanding on January 1, 2006. Accordingly, prior periods have not been restated. The Company had approximately 4,554,253 unvested options outstanding on January 1, 2006. The Company recorded compensation expense of $2,864 and a tax benefit of approximately $1,003 during the year ended December 31, 2006 and recorded compensation expense of $2,881 and a tax benefit of approximately $1,008 during the year ended December 31, 2007 related to these options. As of December 31, 2007, the unrecognized compensation expense related to these options was $3,580 and the weighted average period over which this remaining compensation expense will be recognized is approximately 1.25 years.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     The Company applied Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its stock option plans prior to the adoption of SFAS No. 123(R). Had compensation costs been determined based on the fair value at the date of grant for awards under the stock option plans, consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, the Company’s net loss for the year ended December 31, 2005 would have been reduced to the pro-forma amount indicated below:

Net loss as reported	$(25,408)
Compensation expense included in reported net loss, net of tax	—
Compensation expense under fair-value method, net of tax	(2,964)

Pro-forma net loss	$(28,372)

Basic and diluted loss per share
As Reported	$(0.31)
Pro-forma	$(0.35)
     During October 2007, the Company granted 21,880 shares of restricted stock to its independent directors. The fair value of the shares was approximately $400 based on the market value of the Company’s stock on the date of grant. The awards fully vest on June 29, 2008 after one year of service. The Company recorded compensation expense of $200 related to these awards during the year ended December 31, 2007. The remaining unrecognized compensation expense related to these awards of $200 will be recorded during 2008.
     Income Taxes — The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not that such assets will be realized. Income taxes are provided on unremitted earnings from foreign subsidiaries unless such earnings are expected to be indefinitely reinvested. Income taxes have also been provided for potential tax assessments. The related tax accruals are recorded in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (FIN 48), which the Company adopted on January 1, 2007. FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”, and the recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company should presume that the position would be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements result in (1) an increase in a liability for income taxes payable or (2) a reduction of an income tax refund receivable or a reduction in a deferred tax asset or an increase in a deferred tax liability or both (1) and (2).
     Segments — As of December 31, 2007, the Company managed its business under two reportable operating segments, U.S. markets and international markets, in accordance with SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information.” See Note 22.
     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Foreign Currency Translations — The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded as a separate component of stockholders’ equity.
     Fair Values of Financial Instruments — Fair values of financial instruments, including the Company’s interest rate swap agreements, are estimated by the Company using available market information and other valuation methods. Values are based on available market quotes or estimates using a discounted cash flow approach based on the interest rates currently available for similar instruments. The fair values of financial instruments for which estimated fair value amounts are not specifically presented are estimated to approximate the recorded values.
     Acquisitions — The Company accounts for acquisitions under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. The purchase method requires that the Company estimate the fair value of the assets acquired and liabilities assumed and allocate consideration paid accordingly. For significant acquisitions, the Company obtains independent third party valuation studies for certain of the assets acquired and liabilities assumed to assist the Company in determining fair value. The estimation of the fair values of the assets acquired and liabilities assumed involves a number of estimates and assumptions that could differ materially from the actual amounts recorded.
     Comprehensive Income (Loss) — Total comprehensive income (loss) for the years ended December 31, 2005, 2006 and 2007, was $(18,769), $17,049 and $110,152, respectively. Total comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and fair value adjustments on the Company’s interest rate swap agreements.
2. NEW ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” Among other requirements, this statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for the Company beginning January 1, 2008 (January 1, 2009 for nonfinancial assets and liabilities). Adoption of this statement is not expected to have a significant impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement provides companies with an option to report selected financial assets and liabilities at fair value that are currently not required to be measured at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company beginning January 1, 2009. The Company has elected not to measure eligible items at fair value upon initial adoption. Adoption of this statement is not expected to have a significant impact on the Company’s consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This statement requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method); expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in income, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS No. 141(R) is required for business combinations that occur after December 15, 2008. Early adoption and retroactive application of SFAS No. 141(R) to fiscal years preceding the effective date is not permitted. The Company is evaluating the adoption of SFAS No. 141(R) and its impact on the Company’s consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements”. This statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is evaluating the adoption of SFAS No. 160 and its impact on the Company’s consolidated financial statements.
3. INITIAL PUBLIC OFFERING OF COMMON STOCK
     On April 24, 2007, the Company completed an initial public offering of its common stock. The Company sold 13,888,889 shares of its common stock and selling stockholders sold an additional 14,111,111 shares of common stock at a price of $17.955 ($19 per share less underwriting discounts). The net proceeds (before expenses) received by the Company were $249,375 and the Company paid approximately $3,526 in legal, accounting and other fees, all of which are recorded in additional paid-in-capital. The selling stockholders granted the underwriters a 30-day option to purchase up to an additional 2,800,000 shares of the Company’s common stock at a price of $17.955 ($19 per share less underwriting discounts). On May 21, 2007, the underwriters purchased an additional 269,100 shares from the selling stockholders pursuant to this option. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The Company has utilized a portion of the net proceeds that it received from the offering to repurchase a portion of its outstanding 9 3/4% senior discount notes. See Note 13. The Company expects to continue to use the net proceeds to repurchase a portion of the remaining 9 3/4% senior discount notes or repay debt outstanding under the senior secured credit facility. The 9 3/4% senior discount notes are not currently subject to repurchase at the Company’s option. Accordingly, if the Company is unable to repurchase the 9 3/4% senior discount notes at acceptable prices, the Company expects to use a portion of the remaining net proceeds to repay term loan debt outstanding under the senior secured credit facility. The Company has significant flexibility in applying the net proceeds from the initial public offering. The Company has invested the remaining net proceeds in short-term, investment-grade marketable securities or money market funds.
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

	Years Ended December 31,
	2005	2006	2007

Net income (loss)	$(25,408)	$841	$88,920
Basic:
Weighted average common shares outstanding (in 000’s)	82,199	84,948	102,177

Net income (loss) per common share	$(0.31)	$0.01	$0.87

Diluted:
Weighted average common shares outstanding (in 000’s)	82,199	84,948	102,177
Common equivalent shares for stock options (in 000’s)	—	1,670	2,543

Weighted average common and common equivalent shares outstanding (in 000’s)	82,199	86,618	104,720

Net income (loss) per common and common equivalent share	$(0.31)	$0.01	$0.85

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
5. DIVIDEND PAYMENTS
     In August 2007, the Company initiated a quarterly dividend policy. Consistent with the disclosures in the Company’s 424(b)(1) prospectus, the dividend for the second quarter of 2007 was based on a dividend rate of $0.18 per share, prorated based on the April 27, 2007 closing of the Company’s initial public offering. Based on the above proration, the Company’s board of directors declared a cash dividend for the second quarter of 2007 of $0.13 per common share payable to stockholders of record on September 4, 2007, which was paid on September 18, 2007. On November 9, 2007, the Company’s board of directors declared a cash dividend for the third quarter of 2007 of $0.18 per common share payable to stockholders of record on December 3, 2007. The dividend was paid on December 18, 2007. The aggregate amount of dividends paid to stockholders during 2007 was $33,061.
6. ACQUISITION OF CENTURY THEATRES, INC. AND RELATED REFINANCING OF CERTAIN LONG-TERM DEBT
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
     The transaction was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. The following table represents the allocation of purchase price to the assets acquired and liabilities assumed:

Current assets (1)	$32,635
Fixed assets (2)	548,451
Goodwill (2)	640,436
Tradename	136,000
Other long term assets	4,956
Net unfavorable leases	(9,360)
Current liabilities	(74,488)
Other long term liabilities (2)	(229,957)

Total	$1,048,673

(1)	Includes cash of $7,290.

(2)	In 2007, the Company adjusted its preliminary purchase price allocation to fixed assets (increase of $29,398), goodwill (decrease of $18,110) and other long-term liabilities (increase of $11,288) due to additional information obtained regarding the fair value of these assets and liabilities acquired.
     The tradename and net unfavorable leases are presented as intangible assets on the Company’s consolidated balance sheets as of December 31, 2006 and 2007. Goodwill represents the excess of the costs of acquiring Century over amounts assigned to assets acquired, including identifiable intangible assets, and liabilities assumed. The goodwill recorded as a result of the Century Acquisition is not deductible for tax purposes.
     On October 5, 2006, the Company entered into a senior secured credit facility, which provided for a $1,120,000 term loan and a $150,000 revolving credit line. The net proceeds of the new term loan were used to fund a portion of the $531,225 cash portion of the purchase price, to pay off approximately $360,000 under Century’s existing senior credit facility and to refinance amounts under the Company’s existing senior secured credit facility of approximately $253,500. The Company used approximately $53,000 of its existing cash to fund the payment of the remaining portion of the purchase price and related transaction expenses. Additionally, the Company advanced approximately $17,000 of cash to Century to satisfy working capital obligations. See Note 13 for further discussion of long-term debt.
     The Century Acquisition is reflected in the Company’s consolidated statements of operations for the period subsequent to the transaction date and is reported in the Company’s U.S. operating segment. The pro forma financial

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
information presented below sets forth the Company’s pro forma consolidated statements of operations for the years ended December 31, 2005 and 2006 to give effect to the Century Acquisition as if the acquisition had occurred at the beginning of each period. This information is presented for comparative purposes only and does not purport to represent what the Company’s results of operations would have been had the transaction occurred on the date indicated or to project its results of operations for any future period.

	Pro Forma	Pro Forma
	Year Ended	Year Ended
	December 31, 2005	December 31, 2006
	(unaudited)
Revenues
Admissions	$982,699	$1,029,881
Concession	457,190	487,416
Other	74,559	94,807

Total revenues	$1,514,448	$1,612,104
Cost of operations
Film rentals and advertising	526,002	546,144
Concession supplies	72,631	75,359
Salaries and wages	154,072	160,689
Facility lease expense	194,394	206,950
Utilities and other	169,507	184,699
General and administrative expenses (1)	77,338	84,619
Depreciation and amortization (2)(3)	140,994	141,416
Impairment of long-lived assets	51,677	28,943
Loss on sale of assets and other	9,393	7,706

Total cost of operations	1,396,008	1,436,525
Operating income	118,440	175,579
Interest expense (4)	(162,131)	(168,051)
Other income (expense)	6,105	(4,556)

Income (loss) before income taxes	(37,586)	2,972
Income taxes (5)	2,176	6,520

Net loss	$(39,762)	$(3,548)

Basic and diluted net loss per share	$(0.43)	$(0.04)

(1)	Gives effect to the elimination of change of control payments of $15,672 to Century’s management for the year ended December 31, 2006.

(2)	Reflects increase in depreciation related to the fair value of the theatre properties and equipment pursuant to purchase accounting for the Century Acquisition.

(3)	Reflects the amortization associated with intangible assets recorded pursuant to purchase accounting for the Century Acquisition.

(4)	Reflects interest expense and amortization of debt issue costs resulting from the changes to the Company’s debt structure pursuant to the Century Acquisition.

(5)	Reflects the tax effect of the aforementioned proforma adjustments at the Company’s statutory income tax rate of 39%.
7. INVESTMENT IN NATIONAL CINEMEDIA LLC AND TRANSACTION RELATED TO ITS INITIAL PUBLIC OFFERING
     In March 2005, Regal Entertainment Inc. (“Regal”) and AMC Entertainment Inc. (“AMC”) formed National CineMedia, LLC, or “NCM”, and on July 15, 2005, the Company joined NCM, as one of the founding members. NCM operates the largest digital in-theatre network in the U.S. for providing cinema advertising and non-film events and combines the cinema advertising and non-film events businesses of the three largest motion picture companies in the U.S. Upon joining NCM, the Company and NCM entered into an Exhibitor Services Agreement, pursuant to which NCM provides advertising, promotion and event services to the Company’s theatres. On February 13, 2007, National CineMedia, Inc., or NCM Inc., a newly formed entity that now serves as a member and the sole manager of NCM, completed an initial public offering of its common stock. In connection with the NCM Inc. initial public offering, the

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
Company amended its operating agreement with NCM and the Exhibitor Services Agreement pursuant to which NCM provides advertising, promotion and event services to the Company’s theatres. In connection with NCM Inc.’s initial public offering and the transactions described below (the “NCM Transaction”), the Company received an aggregate of $389,003.
     Prior to pricing the initial public offering of NCM Inc., NCM completed a recapitalization whereby (1) each issued and outstanding Class A unit of NCM was split into 44,291 Class A units, and (2) following such split of Class A Units, each issued and outstanding Class A Unit was recapitalized into one common unit and one preferred unit. As a result, the Company received 14,159,437 common units and 14,159,437 preferred units. All existing preferred units of NCM, or 55,850,951 preferred units, held by Regal, AMC and the Company were redeemed on a pro-rata basis on February 13, 2007. NCM utilized the proceeds of its new $725,000 term loan facility and a portion of the proceeds it received from NCM Inc. from its initial public offering to redeem all of its outstanding preferred units. Each preferred unit was redeemed for $13.7782 and the Company received approximately $195,092 as payment in full for redemption of all of the Company’s preferred units in NCM. Upon payment of such amount, each preferred unit was cancelled and the holders of the preferred units ceased to have any rights with respect to the preferred units.
     At the closing of the initial public offering, the underwriters exercised their over-allotment option to purchase additional shares of common stock of NCM Inc. at the initial public offering price, less underwriting discounts and commissions. In connection with the over-allotment option exercise, Regal, AMC and the Company each sold to NCM Inc. common units of NCM on a pro-rata basis at the initial public offering price, less underwriting discounts and expenses. The Company sold 1,014,088 common units to NCM Inc. for proceeds of $19,910, and upon completion of this sale of common units, the Company owned 13,145,349 common units of NCM. The net proceeds of $215,002 from the above described stock transactions were applied against the Company’s existing investment basis in NCM of $4,069 until such basis was reduced to $0 with the remaining $210,933 of proceeds net of $160 of transaction related costs, recorded as a gain of $210,773 in the consolidated statement of operations for the year ended December 31, 2007.
     NCM also paid the Company a portion of the proceeds it received from NCM Inc. in the initial public offering for agreeing to modify NCM’s payment obligation under the prior Exhibitor Services Agreement. The modification agreed to by the Company reflects a shift from circuit share expense under the prior Exhibitor Services Agreement, which obligated NCM to pay the Company a percentage of revenue, to the monthly theatre access fee described below. The theatre access fee will significantly reduce the contractual amounts paid to the Company by NCM. In exchange for the Company agreeing to so modify the agreement, NCM paid the Company approximately $174,001 upon modification of the Exhibitor Services Agreement on February 13, 2007, the proceeds of which were recorded as deferred revenue on the Company’s consolidated balance sheet. The Company believes this payment approximates the fair value of the Exhibitor Services Agreement modification. The deferred revenue is being amortized into other revenues over the life of the agreement using the units of revenue method. Regal and AMC similarly amended their exhibitor service agreements with NCM.
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
     Prior to the initial public offering of NCM Inc. common stock, the Company’s ownership interest in NCM was approximately 25% and subsequent to the completion of the offering the Company held a 14% interest in NCM. Subsequent to NCM Inc.’s initial public offering, the Company continues to account for its investment in NCM under the equity method of accounting due to its ability to exercise significant control over NCM. The Company has substantial

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
rights as a founding member, including the right to designate a total of two nominees to the ten-member board of directors of NCM Inc., the sole manager. So long as the Company owns at least 5% of NCM’s membership interests, approval of at least 90% (80% if the board has less than 10 directors) will be required before NCM Inc. may take certain actions including but not limited to mergers and acquisitions, issuance of common or preferred shares, approval of NCM Inc.’s budget, incurrence of indebtedness, entering into or terminating material agreements, and modifications to its articles of incorporation or bylaws. Additionally, if any of the Company’s director designees are not appointed to the board of directors of NCM Inc., nominated by NCM Inc. or elected by NCM Inc.’s stockholders, then the Company (so long as the Company continues to own at least 5% of NCM’s membership interest) will be entitled to approve certain actions of NCM including without limitation, approval of the budget, incurrence of indebtedness, consummating or amending material agreements, approving dividends, amending the NCM operating agreement, hiring or termination of the chief executive officer, chief financial officer, chief technology officer or chief marketing officer of NCM and the dissolution or liquidation of NCM.
     During the years ended December 31, 2005, 2006 and 2007, the Company recorded equity losses of $0, $1,705 and $1,284, respectively. The Company recognized $72, $29,388 and $5,664 of other revenue from NCM during the years ended December 31, 2005, 2006 and 2007, respectively. The Company had a receivable due from NCM of $13,386 and $225 as of December 31, 2006 and 2007, respectively, related to screen advertising and other ancillary revenue. The Company is entitled to receive mandatory quarterly distributions of excess cash from NCM. During the year ended December 31, 2007, the Company received distributions of approximately $11,499 which were in excess of the carrying value of its investment in NCM and are reflected as distributions from NCM on the consolidated statement of operations for the year ended December 31, 2007.
     As of December 31, 2007, the Company owned 13,145,349 common units of NCM. Each common unit is convertible into one share of NCM Inc. common stock. As of December 31, 2007, the fair market value of the Company’s shares in NCM was approximately $331,394 based on a closing price of $25.21 per share of NCM Inc. common stock on December 31, 2007.
8. INVESTMENT IN DIGITAL CINEMA IMPLEMENTATION PARTNERS
     On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as Digital Cinema Implementation Partners LLC (“DCIP”) to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. Future digital cinema developments will be managed by DCIP, subject to the Company’s approval along with the Company’s partners, AMC and Regal. During the year ended December 31, 2007, the Company invested $1,500 for a one-third ownership interest in DCIP. The Company is accounting for its investment in DCIP under the equity method of accounting. During the year ended December 31, 2007, the Company recorded equity losses of approximately $1,240, relating to this investment. The Company’s investment basis in DCIP was $260 at December 31, 2007, which is included in investments in and advances to affiliates on the consolidated balance sheet.
9. SALE OF INVESTMENT IN FANDANGO, INC.
     In May 2007, Fandango, Inc., an on-line ticketing distributor, executed a merger agreement, which resulted in the Company selling its investment in stock of Fandango, Inc. for approximately $14,147 of consideration (the “Fandango Transaction”). Approximately $1,390 of the consideration is in escrow to secure certain indemnification obligations contained in the merger agreement, which is included in accounts receivable on the consolidated balance sheet. The Company paid $2,800 of the cash consideration to Syufy Enterprises, LP in accordance with the terms of agreements entered into as part of the Century Acquisition. The carrying value of the Company’s investment in stock of Fandango, Inc. was $2,142. As a result of the sale of its investment, the Company recorded a gain of $9,205 in the consolidated statement of operations for the year ended December 31, 2007.
     As part of the sale of its investment in stock of Fandango, Inc., the Company amended its exclusive ticketing and distribution agreement with Fandango, Inc. Certain sections of the agreement were modified in which the Company no longer is entitled to receive additional shares of stock in Fandango, Inc. nor share in future adjusted profits of Fandango, Inc. In exchange for the amendment, Fandango, Inc. paid the Company $5,000. The proceeds of $5,000 were recorded as

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
deferred revenue on the Company’s consolidated balance sheet and are being amortized straight-line over the term of the amended ticketing and distribution agreement, which expires in December 2011.
     In accordance with the terms of its senior secured credit facility, the Company used approximately $9,914 of the net proceeds to pay down its term loan. The payment was made on August 10, 2007 and was applied against the current portion of long-term debt.
10. GOODWILL AND OTHER INTANGIBLE ASSETS — NET
     The Company’s goodwill is as follows:

	U.S.	International
	Operating	Operating
	Segment	Segment	Total
Balance at January 1, 2006	$401,397	$150,140	$551,537
Acquisition of Century Theatres, Inc. (1)	658,546	—	658,546
Impairment charges	(5,116)	(8,478)	(13,594)
Foreign currency translation adjustments and other (2)	1,989	6,945	8,934

Balance at December 31, 2006	$1,056,816	$148,607	$1,205,423
Purchase price allocation adjustment for Century Acquisition (1)	(18,109)	—	(18,109)
Impairment charges	(60,154)	(7,571)	(67,725)
Foreign currency translation adjustment and other (2)	595	14,505	15,100

Balance at December 31, 2007	$979,148	$155,541	$1,134,689

(1)	See Note 6 regarding the acquisition of Century Theatres, Inc.

(2)	U.S. operating segment includes one theatre located in Canada.
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company reviews goodwill for impairment on an annual basis at fiscal year-end or whenever events or changes in circumstances indicate the carrying value of goodwill might exceed its estimated fair value.
     As a result of the NCM Transaction discussed in Note 7, and more specifically the modification of the NCM Exhibitor Services Agreement with the Company, which significantly reduced the contractual amounts paid to the Company, the Company evaluated the carrying value of its goodwill as of March 31, 2007 resulting in the majority of the 2007 goodwill impairment charges reflected above in the table. The Company also performed its annual evaluation as of December 31, 2007.
     The Company evaluates goodwill for impairment at the reporting unit level (generally a theatre) and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. The evaluation is a two-step approach requiring the Company to compute the estimated fair value of a theatre and compare it with its carrying value. If the carrying value exceeds estimated fair value, a second step is performed to measure the potential goodwill impairment. Fair values are determined based on a multiple of cash flows, which was seven times for 2005 and eight times for the evaluations performed during 2006 and 2007. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions. The Company’s policy of allocating goodwill at the theatre level results in more volatile impairment charges on an annual basis due to changes in market conditions and box office performance and the resulting impact on individual theatres.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     As of December 31, intangible assets-net, consisted of the following:

					Foreign
					Currency
					Translation
	Balance at				Adjustments	Balance at
	December 31,				and	December 31,
	2006	Additions	Amortization	Impairment	Other	2007
Intangible assets with finite lives:
Capitalized licensing fees:
Gross carrying amount	$5,138	—	—	—	—	$5,138
Accumulated amortization	(1,139)	—	(426)	—	—	(1,565)

Net carrying amount	$3,999	$—	$(426)	$—	$—	$3,573

Vendor contracts:
Gross carrying amount	56,526	—	—	—	447	56,973
Accumulated amortization	(19,924)	—	(3,418)	—	—	(23,342)

Net carrying amount	$36,602	$—	$(3,418)	$—	$447	$33,631

Net favorable leases:
Gross carrying amount	21,999	—	—	(4,611)	3,303	20,691
Accumulated amortization	(12,023)	—	(2,935)	—	(623)	(15,581)

Net carrying amount	$9,976	$—	$(2,935)	$(4,611)	$2,680	$5,110

Other intangible assets:
Gross carrying amount	70	—	—	—	(1)	69
Accumulated amortization	(16)	—	(4)	—	—	(20)

Net carrying amount	$54	$—	$(4)	$—	$(1)	$49

Total net intangible assets with finite lives	$50,631	$—	$(6,783)	$(4,611)	$3,126	$42,363
Intangible assets with indefinite lives:
Tradename	310,118	—	—	—	563	310,681
Other unamortized intangible assets	3	—	—	—	—	3

Total intangible assets — net	$360,752	$—	$(6,783)	$(4,611)	$3,689	$353,047

Amortization expense of $7,087 for the year ended December 31, 2007 included $6,783 of amortization for intangible assets and $304 of amortization for other assets. Estimated aggregate future amortization expense for intangible assets is as follows:

For the year ended December 31, 2008	$6,404
For the year ended December 31, 2009	5,287
For the year ended December 31, 2010	5,005
For the year ended December 31, 2011	4,551
For the year ended December 31, 2012	3,686
Thereafter	17,430

Total	$42,363

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
11. IMPAIRMENT OF LONG-LIVED ASSETS
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.
     The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, theatre goodwill carrying values, amortizing intangible assets carrying values, the age of a recently built theatre, competitive theatres in the marketplace, changes in foreign currency exchange rates, the impact of recent ticket price changes, available lease renewal options and other factors in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of twenty years for fee owned properties. If the estimated cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. Fair value is determined based on a multiple of cash flows, which was seven times for 2005 and eight times for the evaluations performed during 2006 and 2007. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions.
     The Company’s long-lived asset impairment losses are summarized in the following table:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2006	2007
United States theatre properties	$5,626	$9,467	$12,423
International theatre properties	750	4,142	1,799

Subtotal	$6,376	$13,609	$14,222
Intangible assets (see Note 10)	—	1,334	4,611
Goodwill (see Note 10)	45,301	13,594	67,725

Impairment of long-lived assets	$51,677	$28,537	$86,558

     As a result of the NCM Transaction discussed in Note 7, and more specifically the modification of the NCM Exhibitor Services Agreement with the Company, which significantly reduced the contractual amounts paid to the Company, the Company evaluated the carrying value of its goodwill as of March 31, 2007 resulting in the majority of the 2007 goodwill impairment charges reflected above in the table.
12. DEFERRED CHARGES AND OTHER ASSETS — NET
     As of December 31, deferred charges and other assets — net consisted of the following:

	Balance at	Balance at
	December 31, 2006	December 31, 2007
Debt issue costs	$39,646	$37,660
Less: Accumulated amortization	(4,794)	(9,522)

Subtotal	34,852	28,138
Long-term prepaid rents	16,283	17,457
Construction advances and other deposits	1,869	24,080
Equipment to be placed in service	3,990	4,821
Brazil value added tax deposit	3,943	409
Other	2,155	2,488

Total	$63,092	$77,393

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     During the year ended December 31, 2007, the Company incurred new debt issue costs of $244 related to the senior secured credit facility and wrote off $794 of debt issue costs related to its repurchase of $332,066 aggregate principal amount of its 9% senior subordinated notes and $1,437 of debt issue costs related to its repurchase of $69,155 aggregate principal amount at maturity of its 9 3/4% senior discount notes.
13. LONG-TERM DEBT
     Long-term debt as of December 31 consisted of the following:

	Balance at	Balance at
	December 31, 2006	December 31, 2007

Cinemark, Inc. 9 3/4% senior discount notes due 2014	$434,073	$415,768
Cinemark USA, Inc. term loan	1,117,200	1,101,686
Cinemark USA, Inc. 9% senior subordinated notes due 2013	350,820	184
Other long-term debt	9,560	6,107

Total long-term debt	1,911,653	1,523,745
Less current portion	14,259	9,166

Long-term debt, less current portion	$1,897,394	$1,514,579

     Senior Discount Notes
     On March 31, 2004, in connection with the MDP merger, Cinemark, Inc. issued approximately $577,173 aggregate principal amount at maturity of 9 3/4% senior discount notes due 2014. Interest on the notes accretes until March 15, 2009 up to their aggregate principal amount. Cash interest will accrue and be payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2009. Due to Cinemark, Inc.’s holding company status, payments of principal and interest under these notes will be dependent on loans, dividends and other payments from its subsidiaries. Cinemark, Inc. may redeem all or part of the 9 3/4% senior discount notes on or after March 15, 2009.

     On September 22, 2005, Cinemark, Inc. repurchased $1,840 aggregate principal amount at maturity of its 9 3/4% senior discount notes as part of an open market purchase for approximately $1,302 including accreted interest. During May 2006, as part of four open market purchases, Cinemark, Inc. repurchased $39,775 aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $31,745, including accreted interest of $5,381 and a cash premium of $1,414. Cinemark, Inc. funded these transactions with available cash from its operations. The Company recorded a loss on early retirement of debt of $46 and $2,375 during the years ended December 31, 2005 and 2006, respectively, related to the repurchases noted above, which included premiums paid and the write-off of unamortized debt issue costs.
     During July and August 2007, Cinemark, Inc. repurchased in six open market purchases a total of $47,000 aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $42,758, including accreted interest of $10,932 and a cash premium of $2,495. During November 2007, Cinemark, Inc. repurchased in one open market purchase $22,155 aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $20,936 including accreted interest of $5,660 and a cash premium of $1,472. Cinemark, Inc. funded these transactions with proceeds from the Company’s initial public offering. The Company recorded a loss on early retirement of debt of $5,504 during the year ended December 31, 2007, related to the 2007 repurchases noted above, which consisted of premiums paid, other fees and the write-off of unamortized debt issue costs.
     As of December 31, 2007, the accreted principal balance of the notes was approximately $415,768 and the aggregate principal amount at maturity was approximately $466,403.
     The indenture governing the 9 3/4%  senior discount notes contains covenants that limit, among other things, dividends, transactions with affiliates, investments, sales of assets, mergers, repurchases of Cinemark, Inc.’s capital stock, liens and additional indebtedness. The dividend restriction contained in the indenture prevents Cinemark, Inc. from paying a dividend or otherwise distributing cash to its stockholders unless (1) it is not in default, and the distribution would not cause it to be in default, under the indenture; (2) it would be able to incur at least $1.00 more of indebtedness without the ratio of its consolidated cash flow to its fixed charges (each as defined in the indenture, and calculated on a

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
pro forma basis for the most recently ended four full fiscal quarters for which internal financial statements are available, using certain assumptions and modifications specified in the indenture, and including the additional indebtedness then being incurred) falling below two to one (the “senior notes debt incurrence ratio test”); and (3) the aggregate amount of distributions made since March 31, 2004, including the distribution proposed, is less than the sum of (a) half of its consolidated net income (as defined in the indenture) since February 11, 2003, (b) the net proceeds to it from the issuance of stock since April 2, 2004, and (c) certain other amounts specified in the indenture, subject to certain adjustments specified in the indenture. The dividend restriction is subject to certain exceptions specified in the indenture.
     Upon certain specified types of change of control of Cinemark, Inc., Cinemark, Inc. would be required under the indenture to make an offer to repurchase all of the 9 3/4% senior discount notes at a price equal to 101% of the accreted value of the notes plus accrued and unpaid interest, if any, through the date of repurchase.
     Senior Secured Credit Facility
     On October 5, 2006, in connection with the Century Acquisition, Cinemark USA, Inc., entered into a senior secured credit facility. The senior secured credit facility provides for a seven year term loan of $1,120,000 and a $150,000 revolving credit line that matures in six years unless Cinemark USA, Inc.’s 9% senior subordinated notes have not been refinanced by August 1, 2012 with indebtedness that matures no earlier than seven and one-half years after the closing date of the senior secured credit facility, in which case the maturity date of the revolving credit line becomes August 1, 2012. The net proceeds of the term loan were used to finance a portion of the $531,225 cash portion of the Century Acquisition, repay in full the $253,500 outstanding under the former senior secured credit facility, repay approximately $360,000 of existing indebtedness of Century and to pay for related fees and expenses. The revolving credit line was left undrawn at closing. The revolving credit line is used for general corporate purposes.
     At December 31, 2007, there was $1,101,686 outstanding under the term loan and no borrowings outstanding under the revolving credit line. Approximately $149,931 was available for borrowing under the revolving credit line, giving effect to a $69 letter of credit outstanding. The average interest rate on outstanding borrowings under the senior secured credit facility at December 31, 2007 was 6.7% per annum.
     Under the term loan, principal payments of $2,800 are due each calendar quarter beginning December 31, 2006 through September 30, 2012 and increase to $263,200 each calendar quarter from December 31, 2012 to maturity at October 5, 2013. Prior to the amendment to the senior secured credit facility discussed below, the term loan accrued interest, at Cinemark USA, Inc.’s option, at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.75% to 1.00% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.75% to 2.00% per annum, in each case as adjusted pursuant to Cinemark USA, Inc.’s corporate credit rating. Borrowings under the revolving credit line bear interest, at Cinemark USA, Inc.’s option, at: (A) a base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5 and (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.50% to 1.00% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.50% to 2.00% per annum, in each case as adjusted pursuant to Cinemark USA, Inc.’s consolidated net senior secured leverage ratio as defined in the credit agreement. Cinemark USA, Inc. is required to pay a commitment fee calculated at the rate of 0.50% per annum on the average daily unused portion of the revolving credit line, payable quarterly in arrears, which rate decreases to 0.375% per annum for any fiscal quarter in which Cinemark USA, Inc.’s consolidated net senior secured leverage ratio on the last day of such fiscal quarter is less than 2.25 to 1.0.
     On March 14, 2007, Cinemark USA, Inc. amended its senior secured credit facility to, among other things, modify the interest rate on the term loans under the senior secured credit facility, modify certain prepayment terms and covenants, and facilitate the tender offer for the 9% senior subordinated notes. The term loans now accrue interest, at Cinemark USA, Inc.’s option, at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.50% to 0.75% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.50% to 1.75%, per annum. In each case, the margin is a function of the corporate credit rating applicable to the borrower. The interest rate on the revolving credit line was not amended. Additionally, the amendment removed any obligation to prepay

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
amounts outstanding under the senior secured credit facility in an amount equal to the amount of the net cash proceeds received from the NCM Transaction or from excess cash flows, and imposed a 1% prepayment premium for one year on certain prepayments of the term loans.
     Cinemark USA, Inc.’s obligations under the senior secured credit facility are guaranteed by Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., and certain of Cinemark USA, Inc.’s domestic subsidiaries and are secured by mortgages on certain fee and leasehold properties and security interests in substantially all of Cinemark USA, Inc.’s and the guarantors’ personal property, including, without limitation, pledges of all of Cinemark USA, Inc.’s capital stock, all of the capital stock of Cinemark, Inc., CNMK Holding, Inc. and certain of Cinemark USA, Inc.’s domestic subsidiaries and 65% of the voting stock of certain of its foreign subsidiaries.
     The senior secured credit facility contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on Cinemark USA, Inc.’s ability, and in certain instances, its subsidiaries’ and Cinemark Holdings, Inc.’s, Cinemark, Inc.’s and CNMK Holding, Inc.’s ability, to consolidate or merge or liquidate, wind up or dissolve; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends, repurchase stock and voluntarily repurchase or redeem the 9 3/4% senior discount notes; and make capital expenditures and investments. The senior secured credit facility also requires Cinemark USA, Inc. to satisfy a consolidated net senior secured leverage ratio covenant as determined in accordance with the senior secured credit facility. The dividend restriction contained in the senior secured credit facility prevents the Company and any of our subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause the Company to be in default, under the senior secured credit facility; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since October 5, 2006, including the distribution currently proposed, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since October 5, 2006, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the senior secured credit facility, since October 1, 2006, (c) $150 million and (d) certain other amounts specified in the senior secured credit facility, subject to certain adjustments specified in the senior secured credit facility. The dividend restriction is subject to certain exceptions specified in the senior secured credit facility.
     The senior secured credit facility also includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, certain types of change of control, material money judgments and failure to maintain subsidiary guarantees. If an event of default occurs, all commitments under the senior secured credit facility may be terminated and all obligations under the senior secured credit facility could be accelerated by the lenders, causing all loans outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable.
     Senior Subordinated Notes
     On February 11, 2003, Cinemark USA, Inc. issued $150,000 aggregate principal amount of 9% senior subordinated notes due 2013 and on May 7, 2003, Cinemark USA, Inc. issued an additional $210,000 aggregate principal amount of 9% senior subordinated notes due 2013, collectively referred to as the 9% senior subordinated notes. Interest is payable on February 1 and August 1 of each year.
     On April 6, 2004, as a result of the MDP Merger and in accordance with the terms of the indenture governing the 9% senior subordinated notes, Cinemark USA, Inc. made a change of control offer to repurchase the 9% senior subordinated notes at a purchase price of 101% of the aggregate principal amount. Approximately $17,750 aggregate principal amount of the 9% senior subordinated notes were tendered. The payment of the change of control price was funded with available cash by Cinemark USA, Inc. on June 1, 2004.
     During May 2006, as part of three open market purchases, Cinemark USA, Inc. repurchased $10,000 aggregate principal amount of its 9% senior subordinated notes for approximately $10,977, including cash premiums paid and accrued and unpaid interest. The transactions were funded by Cinemark USA, Inc. with available cash from operations. The Company recorded a loss on early retirement of debt of $126 during the year ended December 31, 2006 related to the 2006 repurchases discussed above, which included the write-off of unamortized debt issue costs and tender offer repurchase costs, including premiums paid, related to the retired senior subordinated notes.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     On March 6, 2007, Cinemark USA, Inc. commenced an offer to purchase for cash any and all of its then outstanding $332,250 aggregate principal amount of 9% senior subordinated notes. In connection with the tender offer, Cinemark USA, Inc. solicited consents for certain proposed amendments to the indenture to remove substantially all restrictive covenants and certain events of default provisions. On March 20, 2007, the early settlement date, Cinemark USA, Inc. repurchased $332,000 aggregate principal amount of 9% senior subordinated notes and executed a supplemental indenture removing substantially all of the restrictive covenants and certain events of default. Cinemark USA, Inc. used the proceeds from the NCM Transaction and cash on hand to purchase the 9% senior subordinated notes tendered pursuant to the tender offer and consent solicitation. On March 20, 2007, the Company and the Bank of New York Trust Company, N.A., as trustee to the Indenture dated February 11, 2003, executed the Fourth Supplemental Indenture. The Fourth Supplemental Indenture became effective on March 20, 2007 and it amends the Indenture by eliminating substantially all restrictive covenants and certain events of default provisions. On April 3, 2007, Cinemark USA, Inc. repurchased an additional $66 aggregate principal amount of the 9% senior subordinated notes tendered after the early settlement date. The Company recorded a loss on early retirement of debt of $7,952 during the year ended December 31, 2007, related to the 2007 repurchases discussed above, which consisted of tender offer repurchase costs, including premiums paid and other fees, and the write-off of unamortized debt issue costs, partially offset by the write-off of an unamortized bond premium.
     As of December 31, 2007, Cinemark USA, Inc. had outstanding approximately $184 aggregate principal amount of 9% senior subordinated notes. Cinemark USA, Inc. may redeem the remaining 9% senior subordinated notes on or after February 1, 2008.
     Former Senior Secured Credit Facility
     On April 2, 2004, Cinemark USA, Inc. amended its then existing senior secured credit facility in connection with the MDP Merger. The amended senior secured credit facility provided for a $260,000 seven year term loan and a $100,000 six and one-half year revolving credit line. The net proceeds from the amended senior secured credit facility were used to repay the then existing term loan of approximately $163,764 and to redeem the approximately $94,165 aggregate principal amount of Cinemark USA, Inc.’s then outstanding $105,000 aggregate principal amount 8 1/2% senior subordinated notes due 2008 that were tendered pursuant to the tender offer.
     On October 5, 2006, in connection with the Century Acquisition, the $253,500 outstanding under the former senior secured credit facility was repaid in full with a portion of the proceeds from the senior secured credit facility. During the year ended December 31, 2006, the Company recorded a loss on early retirement of debt of $5,782 related to the write-off unamortized debt issue costs associated with the former senior secured credit facility.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Covenant Compliance and Debt Maturity
     As of December 31, 2007, the Company was in full compliance with all agreements, including related covenants, governing its outstanding debt. The Company’s long-term debt at December 31, 2007 matures as follows:

2008	$9,166
2009	13,775
2010	12,452
2011	11,200
2012	271,600
Thereafter	1,256,187

Total	$1,574,380

     The estimated fair value of the Company’s long-term debt at December 31, 2007 was approximately $1,552,892. This amount does not include prepayment penalties that would be incurred upon the early extinguishment of certain debt issues.
     Debt issue costs of $37,660, less accumulated amortization of $9,522, are related to the senior discount notes, senior subordinated notes, the senior secured credit facility and other debt agreements and are included in deferred charges and other assets — net, on the consolidated balance sheets at December 31, 2007 (See Note 12).
14. INTEREST RATE SWAP AGREEMENTS
     During March 2007, the Company entered into two interest rate swap agreements with effective dates of August 13, 2007 and terms of five years each. The interest rate swaps were designated to hedge approximately $500,000 of the Company’s variable rate debt obligations under its senior secured credit facility. Under the terms of the interest rate swap agreements, the Company pays fixed rates of 4.918% and 4.922% on $375,000 and $125,000, respectively, of variable rate debt and receives interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate swaps for the three-month period following the reset date. No premium or discount was incurred upon the Company entering into the interest rate swaps because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were consummated. The interest rate swaps qualify for cash flow hedge accounting treatment in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the 3-month LIBOR on $500,000 of variable rate debt. The change in the fair values of the interest rate swaps is recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of other comprehensive income and the ineffective portion reported in earnings.
     As of December 31, 2007, the interest rate swaps were a liability with an aggregate fair value of approximately $18,422, which has been recorded as a component of deferred revenues and other long-term liabilities with a corresponding amount of $18,422 ($11,348 net of deferred taxes) recorded as a decrease in accumulated other comprehensive income on the Company’s consolidated balance sheet. The interest rate swaps exhibited no ineffectiveness during the year ended December 31, 2007.
15. FOREIGN CURRENCY TRANSLATION
     The accumulated other comprehensive income account in stockholders’ equity of $11,463 and $32,695 at December 31, 2006 and December 31, 2007, respectively, includes the cumulative foreign currency adjustments of $11,463 and $44,043, respectively, from translating the financial statements of the Company’s international subsidiaries.
     In 2006 and 2007, all foreign countries where the Company has operations, including Brazil were deemed non-highly inflationary. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment to the accumulated other comprehensive income account recorded as an increase in, or reduction of, stockholders’ equity.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     On December 31, 2007, the exchange rate for the Brazilian real was 1.77 reais to the U.S. dollar (the exchange rate was 2.14 reais to the U.S. dollar at December 31, 2006). As a result, the effect of translating the December 31, 2007 Brazilian financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive income account as an increase in stockholders’ equity of $47,233. At December 31, 2007, the total assets of the Company’s Brazilian subsidiaries were U.S. $204,661.
     On December 31, 2007, the exchange rate for the Mexican peso was 10.92 pesos to the U.S. dollar (the exchange rate was 10.82 pesos to the U.S. dollar at December 31, 2006). As a result, the effect of translating the December 31, 2007 Mexican financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive income account as a decrease in stockholders’ equity of $949. At December 31, 2007, the total assets of the Company’s Mexican subsidiaries were U.S. $162,937.
16. INVESTMENTS IN AND ADVANCES TO AFFILIATES
     The Company had the following investments in and advances to affiliates at December 31:

	December 31,	December 31,
	2006	2007

Investment in National CineMedia LLC — investment, at equity	$5,353	$—
Fandango, Inc. — investment, at cost	2,142	—
Investment in DCIP — investment at equity — 33% interest	—	260
Cinemark — Core Pacific, Ltd. (Taiwan) — investment, at cost — 14% interest	1,383	1,383
Other	2,512	2,019

Total	$11,390	$3,662

     The Company’s investment in NCM was reduced from $5,353 at December 31, 2006 to $0 at December 31, 2007 due to equity losses of $1,284 and the NCM Transaction discussed in Note 7.
     The Company’s investment in Fandango was reduced from $2,142 at December 31, 2006 to $0 at December 31, 2007 as a result of the Fandango Transaction discussed in Note 9.
     During the year ended December 31, 2007, the Company invested $1,500 for a one-third ownership in DCIP. The Company’s basis was reduced to $260 as a result of equity losses of $1,240 recorded during 2007. See Note 8.
17. MINORITY INTERESTS IN SUBSIDIARIES
     Minority ownership interests in subsidiaries of the Company are as follows at December 31:

	December 31,	December 31,
	2006	2007

Cinemark Partners II — 49.2% interest	$8,862	$8,260
Cinemark Equity Holdings Corp. (Central America) — 49.9% interest	2,263	2,344
Cinemark Colombia, S.A. — 49.0% interest	2,483	2,766
Greeley Ltd. — 49.0% interest	1,422	1,244
Cinemark del Ecuador, S.A. — 40.0% interest	994	1,196
Cinemark de Mexico, S.A. de C.V. — 0.6% interest	346	326
Others	243	46

Total	$16,613	$16,182

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
18. CAPITAL STOCK
     Common — Common stockholders are entitled to vote on all matters submitted to a vote of the Company’s stockholders. Subject to the rights of holders of any then outstanding shares of the Company’s preferred stock, the Company’s common stockholders are entitled to any dividends that may be declared by the board of directors. The shares of the Company’s common stock are not subject to any redemption provisions. The Company has no issued and outstanding shares of preferred stock.
     The Company’s ability to pay dividends is effectively limited by its status as a holding company and the terms of its indenture and its subsidiary’s senior secured credit facility, which also significantly restrict the ability of certain of the Company’s subsidiaries to pay dividends directly or indirectly to the Company. Furthermore, certain of the Company’s foreign subsidiaries currently have a deficit in retained earnings which prevents the Company from declaring and paying dividends from those subsidiaries.
     All stock information has been adjusted to give effect to a 2.9585-for-1 stock split effected by the Company on April 9, 2007.
     Share Based Awards — Upon consummation of the MDP Merger on April 2, 2004, all Cinemark, Inc.’s stock options outstanding prior to the MDP Merger immediately vested and the majority were repurchased and the then existing stock option plans, which included the Independent Director Stock Options and the Long Term Incentive Plan, were terminated.
     On September 30, 2004, Cinemark, Inc.’s board of directors and the majority of its stockholders approved the 2004 Long Term Incentive Plan (the “2004 Plan”) under which 9,097,360 shares of common stock are available for issuance to selected employees, directors and consultants of the Company. The 2004 Plan provided for restricted share grants, incentive option grants and nonqualified option grants.
     On August 2, 2006, Cinemark Holdings, Inc. was formed as the Delaware holding company of Cinemark, Inc. Under a share exchange agreement dated August 7, 2006, each outstanding share of Cinemark, Inc.’s Class A common stock was exchanged for an equivalent number of shares of Cinemark Holdings, Inc. common stock. The share exchange was completed on October 5, 2006.
     In November 2006, Cinemark Holdings, Inc.’s board of directors amended the 2004 Plan to provide that no additional awards may be granted under the 2004 Plan. At that time, the Board of Cinemark Holdings, Inc. and the majority of Cinemark Holdings, Inc.’s stockholders approved the 2006 Long Term Incentive Plan (the “2006 Plan”). The 2006 Plan is substantially similar to the 2004 Plan.
     During October 2007, the Company’s board of directors and a majority of its stockholders approved an amendment to the 2006 Plan that allows option holders, at the discretion of the Compensation Committee of the Company’s board of directors, to exercise options to purchase common stock by directing the Company to retain an equivalent number of shares having a fair market value equal to all or part of the exercise price of the exercised options. The amendment did not result in any additional compensation expense to the Company.
     Stock Options — On September 30, 2004, the Company granted options to purchase 6,986,731 shares of its common stock under the 2004 Plan at an exercise price of $7.63 per option. The exercise price was equal to the fair market value of the Company’s common stock on the date of grant. Options to purchase 692,976 shares vested immediately and the remaining options granted in 2004 vest daily over the period ending April 1, 2009. The options expire ten years from the grant date. On January 28, 2005, the Company granted options to purchase 12,055 shares of its common stock under the Plan at an exercise price of $7.63 per option (equal to the market value at the date of grant). The options vest daily over five years and the options expire ten years from the grant date.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     For each 2004 and 2005 grant, the fair values of the options were estimated on the dates of grant using the Black-Scholes option-pricing model with the following assumptions:

	September 30,	January 28,
	2004	2005
	Grant	Grant
Expected life	6.5 years	6.5 years
Expected volatility(1)	39%	44%
Risk-free interest rate	3.79%	3.93%
Dividend yield	0%	0%
Grant date fair value	$3.51	$3.80

(1)	Expected volatility is based on historical volatility of the common stock price of comparable public companies.
     Forfeitures were estimated based on the Company’s historical stock option activity.
     A summary of stock option activity and related information for the years ended December 31, 2005, 2006 and 2007 is as follows:

	Year Ended		Year Ended		Year Ended
	December 31, 2005		December 31, 2006		December 31, 2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	6,986,731	$7.63	6,998,786	$7.63	6,980,593	$7.63
Granted	12,055	$7.63	—	—	—	—
Forfeited	—	—	(13,590)	$7.63	(112,416)	$7.63
Exercised	—	—	(4,603)	$7.63	(544,748)	$7.63

Outstanding at December 31	6,998,786	$7.63	6,980,593	$7.63	6,323,429	$7.63

Options exercisable at December 31	2,444,533	$7.63	3,834,295	$7.63	4,647,460	$7.63

     All options outstanding at December 31, 2007 have a weighted average remaining contractual life of approximately 6.75 years. The aggregate intrinsic value of stock options outstanding and stock options exercisable at December 31, 2007 was approximately $59,251 and $43,547, respectively.
     Below is a summary of the Company’s nonvested stock options as of and for the year ended December 31, 2007:

		Weighted
		Average
		Grant Date
Nonvested Stock Options	Shares	Fair Value
Outstanding at January 1, 2007	3,146,298	$3.51
Granted	—	—
Vested	(1,357,913)	$3.51
Forfeited	(112,416)	$3.51

Outstanding at December 31, 2007	1,675,969	$3.51

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Restricted Stock - During October 2007, the Company issued 21,880 shares of restricted stock to its independent directors at a purchase price of $0.001 per share. The fair value of the shares was approximately $400 based on the market value of the Company’s stock on the date of grant, which was $18.28 per share. These restricted stock awards fully vest on June 29, 2008 after one year of service. The Company recorded compensation expense of $200 related to these awards during the year ended December 31, 2007. The remaining unrecognized compensation expense of $200 will be recognized during 2008. Upon vesting, the Company receives a tax deduction. The recipients of the restricted stock are entitled to receive dividends and to vote their respective shares, however the sale and transfer of the restricted shares is prohibited during the restriction period. The restricted shares are also subject to the terms and conditions of the 2006 Plan.
     A summary of restricted stock activity for the years ended December 31, 2005, 2006 and 2007 is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2006	2007
Outstanding at January 1	—	—	—
Granted	—	—	21,880
Forfeited	—	—	—

Outstanding at December 31	—	—	21,880

19. SUPPLEMENTAL CASH FLOW INFORMATION
     The following is provided as supplemental information to the consolidated statements of cash flows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2006	2007

Cash paid for interest	$45,166	$65,716	$132,029
Net cash paid for income taxes	$2,911	$27,044	$139,443

Noncash investing and financing activities:
Change in construction lease obligations related to construction of theatres	$(4,312)	$395	$(2,546)
Changes in accounts payable and accrued expenses for the acquisition of theatre properties and equipment	$8,945	$3,662	$(9,754)
Exchange of theatre properties	$—	$5,400	$—
Theatre properties and equipment acquired under capital lease	$—	$—	$9,102
Issuance of common stock as a result of the Century Acquisition	$—	$150,000	$—
     During December 2007, the Company sold the land and building for one of its theatres for approximately $22,739, resulting in a gain of approximately $2,653. The Company has elected to use these proceeds to purchase a like-kind property in accordance with certain tax guidelines in the Internal Revenue Code. As a result of this election, the proceeds were deposited to an escrow account to which the Company does not have access until it has identified the like-kind property to purchase with the proceeds. As of December 31, 2007, the proceeds from this sale are included as Deferred Charges and Other Assets on the Company’s consolidated balance sheet.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
20. INCOME TAXES
     Income (loss) before income taxes consisted of the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2006	2007

Income (loss) before income taxes:
U.S.	$(21,925)	$7,315	$188,117
Foreign	5,925	6,211	12,765

Total	$(16,000)	$13,526	$200,882

Current:
Federal	$17,653	$19,280	$123,754
Foreign	2,115	2,416	5,519
State	1,972	868	17,304

Total current expense	21,740	22,564	146,577
Deferred:
Deferred:
Federal	(9,778)	(14,532)	(33,103)
Foreign	24	4,354	286
State	(2,578)	299	(1,798)

Total deferred expense	(12,332)	(9,879)	(34,615)

Income tax expense	$9,408	$12,685	$111,962

     A reconciliation between income tax expense and taxes computed by applying the applicable statutory federal income tax rate to income (loss) before income taxes follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2006	2007

Computed normal tax expense	$(5,600)	$4,734	$70,309
Goodwill impairments	14,310	4,722	23,050
Foreign inflation adjustments	(2,332)	1,803	(620)
State and local income taxes, net of federal income tax benefit	1,030	759	10,078
Foreign losses not benefited and other changes in valuation allowance	(448)	1,926	(536)
Foreign tax rate differential	(33)	946	3,721
Foreign dividends, including Section 965	3,158	578	1,405
Other — net	(677)	(2,783)	4,555

Income tax expense	$9,408	$12,685	$111,962

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     The tax effects of significant temporary differences and tax loss and tax credit carryforwards comprising the net long-term deferred income tax liability at December 31, 2006 and 2007 consisted of the following:

	2006	2007
Deferred liabilities:
Theatre properties and equipment	$125,950	$164,407
Deferred intercompany sale	7,207	13,719
Intangible asset — contracts	12,394	11,505
Intangible asset — tradenames	117,019	117,197
Intangible asset — net favorable leases	3,695	1,731

Total deferred liabilities	266,265	308,559

Deferred assets:
Deferred lease expenses	3,937	7,375
Theatre properties and equipment	5,915	7,248
Deferred revenue related to NCM Transaction and Fandango Transaction	—	67,961
Capital lease obligations	44,477	46,194
Bonds	7,598	(989)
Interest rate swaps agreements	0	7,074
Debt issue costs	2,194	557
Tax loss carryforward	15,535	14,359
AMT and other credit carryforwards	2,583	2,903
Other expenses, not currently deductible for tax purposes	(771)	2,489

Total deferred assets	81,468	155,171

Net deferred income tax liability before valuation allowance	184,797	153,388
Valuation allowance	8,862	9,872

Net deferred income tax liability	$193,659	$163,260

Net deferred tax liability — foreign	$11,256	11,542
Net deferred tax liability — U.S.	182,403	151,718

Total of all deferrals	$193,659	$163,260

     The Company’s valuation allowance increased from $8,862 at December 31, 2006 to $9,872 at December 31, 2007. This change was primarily due to utilization of Mexican asset tax credits and an increase in foreign tax credit and state net operating loss carryovers.
     The Company’s foreign tax credit carryforwards begin expiring in 2015. The foreign net operating losses began expiring in 2002; however, some losses may be carried forward indefinitely. Certain of the Company’s state net operating losses expired in 2006. The vast majority of state net operating losses may be carried forward for up to twenty years with the last expiring year being 2026.
     Management continues to reinvest the undistributed earnings of its foreign subsidiaries. Accordingly, deferred U.S. federal and state income taxes are not provided on the undistributed earnings of these foreign subsidiaries. As of December 31, 2007, the cumulative amount of undistributed earnings of these foreign subsidiaries on which the Company has not recognized income taxes was approximately $141,000.
     The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase to its liability for uncertain tax positions of approximately $1,093, which was accounted for as a cumulative effect on beginning retained earnings at January 1, 2007. At the adoption date, the Company had approximately $12,084 of gross unrecognized tax benefits, including interest and penalties. Of this amount, $7,931 represents the amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007 the Company had $1,572 accrued for the payment of interest and penalties.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties since the inception of FIN 48:

2007
Balance at January 1, 2007	$10,512
Gross increases — tax positions in prior period	1,432
Gross increases — current-period tax positions	549

Balance at December 31, 2007	$12,493

     As of December 31, 2007, the Company had $15,500 of gross unrecognized tax benefits, including interest and penalties. Of this amount, $10,768 represents the amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate. As of December 31, 2007 the Company had $3,007 accrued for interest and/or penalties.
     Cinemark files income tax returns in multiple jurisdictions throughout the US and Latin America. In the US, we are currently under audit by the Internal Revenue Service for the 2002, 2003 and 2004 tax years. Due to uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be significant changes in the amounts of unrecognized tax benefits in 2008, but the amount of such changes cannot be estimated as of December 31, 2007.
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and multiple state and foreign jurisdictions, and the Company is routinely under audit by many different tax authorities. Management believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. The Company is no longer subject to income tax audits from the Internal Revenue Service for years before 2002. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2002. The Company is no longer subject to non-US income tax examinations by tax authorities in its major non-U.S. tax jurisdictions for years before 1998.
21. COMMITMENTS AND CONTINGENCIES
     Leases — The Company conducts a significant part of its theatre operations in leased properties under noncancelable operating and capital leases with terms generally ranging from 10 to 25 years. In addition to the minimum annual lease payments, some of the leases provide for contingent rentals based on operating results of the theatre and most require the payment of taxes, insurance and other costs applicable to the property. The Company can renew, at its option, a substantial portion of the leases at defined or then market rental rates for various periods. Some leases also provide for escalating rent payments throughout the lease term. A liability for deferred lease expenses of $14,286 and $19,235 at December 31, 2006 and 2007, respectively, has been provided to account for lease expenses on a straight-line basis, where lease payments are not made on such a basis. Rent expense was as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2006	2007

Fixed rent expense	$110,995	$130,726	$164,915
Contingent rent expense	27,482	30,648	47,815

Facility lease expense	138,477	161,374	212,730
Corporate office rent expense	1,432	1,609	1,996

Total rent expense	$139,909	$162,983	$214,726

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Future minimum lease payments under noncancelable operating and capital leases that have initial or remaining terms in excess of one year at December 31, 2007 are due as follows:

	Operating	Capital
	Leases	Leases
2008	$177,089	$17,002
2009	176,433	17,057
2010	172,767	17,310
2011	166,705	16,272
2012	161,947	16,423
Thereafter	1,103,437	150,691

Total	$1,958,378	$234,755

Amounts representing interest payments		(113,585)

Present value of future minimum payments		$121,170
Current portion of capital lease obligations		4,684

Capital lease obligations, less current portion		$116,486

     Employment Agreements — On March 12, 2004, the Company entered into new employment agreements with certain executives which became effective upon the consummation of the MDP Merger on April 2, 2004. In addition, in connection with the MDP Merger, the Company paid a one-time special bonus in the amount of $2,400 to Lee Roy Mitchell and in the amount of $50 to each of Alan Stock, Tim Warner and Robert Copple. Set forth below is a summary of the Company’s employment agreements.
Lee Roy Mitchell
     The Company entered into an employment agreement with Lee Roy Mitchell pursuant to which Mr. Mitchell currently serves as the Company’s Chairman. The employment agreement became effective upon the consummation of the MDP Merger. The initial term of the employment agreement is three years, subject to an automatic extension for a one-year period, unless the employment agreement is terminated. Mr. Mitchell received a base salary of approximately $795 during 2007, which is subject to annual review for increase (but not decrease) each year by the Company’s board of directors or committee or delegate thereof. In addition, Mr. Mitchell is eligible to receive an annual cash incentive bonus upon the Company meeting certain performance targets established by the board or the compensation committee for the fiscal year. Mr. Mitchell is also entitled to additional fringe benefits including life insurance benefits of not less than $5,000, disability benefits of not less than 66% of base salary, a luxury automobile and a membership at a country club. The employment agreement provides for severance payments upon termination of employment, the amount and nature of which depends upon the reason for the termination of employment. If Mr. Mitchell resigns for good reason or is terminated by the Company without cause (as defined in the agreement), Mr. Mitchell will receive: accrued compensation (which includes base salary and a pro rata bonus) through the date of termination; his annual base salary as in effect at the time of termination for a period of twelve months following such termination; an amount equal to the most recent annual bonus he received prior to the date of termination; and any previously vested stock options and accrued benefits, such as retirement benefits, in accordance with the terms of the plan or agreement pursuant to which such options or benefits were granted. Mr. Mitchell’s equity-based or performance-based awards will become fully vested and exercisable upon such termination or resignation and Mr. Mitchell may choose to continue to participate in the Company’s benefit plan for a period of twelve months from the date of such termination.
     In the event Mr. Mitchell’s employment is terminated due to his death or disability, Mr. Mitchell or his estate will receive: accrued compensation (which includes base salary and a pro rata bonus) through the date of termination; any previously vested stock options and accrued benefits, such as retirement benefits, in accordance with the terms of the plan or agreement pursuant to which such options or benefits were granted; his annual base salary as in effect at the time of termination for a period of six months following the date Mr. Mitchell is first unable to substantially perform his duties under his employment agreement; a lump sum payment equal to an additional six months

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
of base salary payable six months after the date of such six month period, and any benefits payable to Mr. Mitchell and or his beneficiaries in accordance with the terms of any applicable benefit plan.
     In the event Mr. Mitchell’s employment is terminated by the Company for cause or under a voluntary termination (as defined in the agreement), Mr. Mitchell will receive: accrued base salary through the date of termination; and any previously vested rights under a stock option or similar incentive compensation plan in accordance with the terms of such plan.
     Unless Mr. Mitchell’s employment is terminated by us for cause or under a voluntary termination, Mr. Mitchell will also be entitled, for a period of five years, to tax preparation assistance upon termination of his employment. The employment agreement contains various covenants, including covenants related to confidentiality, non-competition (other than certain permitted activities as defined therein) and non-solicitation.
Tandy Mitchell, Alan Stock, Robert Copple, Timothy Warner, Robert Carmony, John Lundin and Michael Cavalier
     The Company entered into executive employment agreements with each of Tandy Mitchell, Alan Stock, Robert Copple, Timothy Warner, Robert Carmony, John Lundin and Michael Cavalier pursuant to which Mrs. Mitchell and Messrs. Stock, Copple, Warner, Carmony, Lundin and Cavalier currently serve, respectively, as the Company’s Executive Vice President, Chief Executive Officer, Executive Vice President and Chief Financial Officer, President and Chief Operating Officer, Senior Vice President — New Technology and Training, Vice President of Film Licensing and Senior Vice President — General Counsel. The employment agreements became effective upon the consummation of the MDP Merger. The initial term of each employment agreement is three years, subject to automatic extensions for a one-year period at the end of each year of the term, unless the agreement is terminated. Pursuant to the employment agreements, each of these individuals receives a base salary, which is subject to annual review for increase (but not decrease) each year by the Company’s board of directors or committee or delegate thereof. In addition, each of these executives is eligible to receive an annual cash incentive bonus upon the Company’s meeting certain performance targets established by the Company’s board of directors or the compensation committee for the fiscal year.
     The Company’s board of directors has adopted a stock option plan and granted each executive stock options to acquire such number of shares as set forth in that executive’s employment agreement. The executive’s stock options vest and become exercisable twenty percent per year on a daily pro rata basis and shall be fully vested and exercisable five years after the date of the grant, as long as the executive remains continuously employed by the Company. Upon consummation of a sale of the Company, the executive’s stock options will accelerate and become fully vested.
     The employment agreement with each executive provides for severance payments on substantially the same terms as the employment agreement for Mr. Mitchell. Each executive will also be entitled to office space and support services for a period of not more than three months following the date of any termination except for termination for cause. The employment agreements contain various covenants, including covenants related to confidentiality, non-competition and non-solicitation.
     Retirement Savings Plan — The Company has a 401(k) retirement savings plan for the benefit of all employees and makes contributions as determined annually by the board of directors. Contribution payments of $1,295 and $1,430 were made in 2006 (for plan year 2005) and 2007 (for plan year 2006), respectively. A liability of approximately $1,795 has been recorded at December 31, 2007 for contribution payments to be made in 2008 (for plan year 2007).
     Letters of Credit and Collateral — The Company had outstanding letters of credit of $69, in connection with property and liability insurance coverage, at December 31, 2006 and 2007.
     Litigation and Litigation Settlements — DOJ Litigation — In March 1999, the Department of Justice (“DOJ”) filed suit in the U.S. District Court, Northern District of Ohio, Eastern Division, against the Company alleging certain

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
violations of the Americans with Disabilities Act of 1990 (the “ADA”) relating to the Company’s wheelchair seating arrangements and seeking remedial action. An order granting summary judgment to the Company was issued in November 2001. The Department of Justice appealed the district court’s ruling with the Sixth Circuit Court of Appeals. On November 7, 2003, the Sixth Circuit Court of Appeals reversed the summary judgment and sent the case back to the district court for further review without deciding whether wheelchair seating at the Company’s theatres comply with the ADA. The Sixth Circuit Court of Appeals also stated that if the district court found that the theatres did not comply with the ADA, any remedial action should be prospective only. The Company and the United States have resolved this lawsuit. A consent order was entered by the U.S. District Court for the Northern District of Ohio, Eastern Division, on November 15, 2004. This consent order fully and finally resolves the United States v. Cinemark USA, Inc. lawsuit, and all claims asserted against the Company in that lawsuit have been dismissed with prejudice. Under the consent order, the Company will make modifications to wheelchair seating locations in fourteen stadium-style movie theatres, and spacing and companion seating modifications at 67 auditoriums at other stadium-styled movie theatres. These modifications must be completed by November 2009. Upon completion of these modifications, such theatres will comply with all existing and pending ADA wheelchair seating requirements, and no further modifications will be required to the Company’s other stadium-style movie theatres in the United States existing on the date of the consent order. Under the consent order, the DOJ approved the seating plans for nine stadium-styled movie theatres under construction. The Company and the DOJ have also created a safe harbor framework for the Company to construct all of its future stadium-style movie theatres. The DOJ has stipulated that all theatres built in compliance with the consent order will comply with the wheelchair seating requirements of the ADA. The Company believes that its obligations under the consent order are not material in the aggregate to its financial position, results of operations and cash flows.
     From time to time, the Company is involved in other various legal proceedings arising from the ordinary course of its business operations, such as personal injury claims, employment matters, landlord-tenant disputes and contractual disputes, most of which are covered by insurance. The Company believes its potential liability with respect to proceedings currently pending is not material, individually or in the aggregate, to the Company’s financial position, results of operations and cash flows.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
22. SEGMENTS
     At December 31, 2007, the Company identified its international market and its U.S. market as separate reportable operating segments. The international segment consists of operations in Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. The U.S. segment includes U.S. and Canada operations. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenues, primarily screen advertising. The primary measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company’s management evaluates the performance of its assets on a consolidated basis. Below is a breakdown of select financial information by reportable operating segment:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2006	2007

Revenues:
U.S.	$757,902	$936,684	$1,352,042
International	264,314	285,854	333,624
Eliminations	(1,619)	(1,944)	(2,825)

Total revenues	$1,020,597	$1,220,594	$1,682,841

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2006	2007

Adjusted EBITDA:
U.S.	$155,987	$217,845	$309,800
International	54,148	53,770	67,138

Total Adjusted EBITDA	$210,135	$271,615	$376,938

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2007

Capital Expenditures:
U.S.	$80,786	$110,496
International	26,295	35,808

Total Capital Expenditures	$107,081	$146,304

     The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2006	2007

Net income (loss)	$(25,408)	$841	$88,920
Add (deduct):
Income taxes	9,408	12,685	111,962
Interest expense (1)	84,082	109,328	145,596
Gain on NCM Transaction			(210,773)
Gain on Fandango transaction			(9,205)
Loss on early retirement of debt	46	8,283	13,456
Other income	(4,627)	(3,768)	(15,497)
Termination of profit participation agreement	—	—	6,952
Depreciation and amortization	81,952	95,821	148,781
Amortization of net favorable leases	4,174	3,649	2,935
Impairment of long-lived assets	51,677	28,537	86,558
(Gain) loss on sale of assets and other	4,436	7,645	(2,953)
Deferred lease expenses	3,137	4,717	5,979
Amortization of long-term prepaid rents	1,258	1,013	1,146
Share based awards compensation expense	—	2,864	3,081

Adjusted EBITDA	$210,135	$271,615	$376,938

(1) Includes amortization of debt issue costs.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
Financial Information About Geographic Areas
     We have operations in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia, which are reflected in the consolidated financial statements. Below is a breakdown of select financial information by geographic area:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2006	2007

Revenues
U.S. and Canada	$757,902	$936,684	$1,352,042
Mexico	74,919	71,589	74,983
Brazil	112,182	128,555	157,158
Other foreign countries	77,213	85,710	101,483
Eliminations	(1,619)	(1,944)	(2,825)

Total	$1,020,597	$1,220,594	$1,682,841

	December 31,	December 31,
	2006	2007

Theatres properties and equipment, net
U.S. and Canada	$1,169,456	$1,137,244
Mexico	51,272	59,201
Brazil	55,749	72,635
Other foreign countries	48,095	44,986

Total	$1,324,572	$1,314,066

23. OTHER RELATED PARTY TRANSACTIONS
     The Company leases one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”) on a month-to-month basis. Plitt Plaza is indirectly owned by Lee Roy Mitchell. Annual rent is approximately $118 plus certain taxes, maintenance expenses and insurance. The Company recorded $152, $149 and $120 of facility lease and other operating expenses payable to Plitt Plaza joint venture during the years ended December 31, 2005, 2006 and 2007, respectively.
     The Company manages one theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $201, $191 and $82 of management fee revenues during the years ended December 31, 2005, 2006 and 2007, respectively, and received $675, $600 and $0 of distributions from Laredo during the years ended December 31, 2005, 2006 and 2007, respectively. All such amounts are included in the Company’s consolidated financial statements with the intercompany amounts eliminated in consolidation.
     The Company leases 25 theatres and two parking facilities from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy, which owns approximately 8% of the Company’s issued and outstanding shares of common stock. Raymond Syufy is one of the Company’s directors and is an officer of the general partner of Syufy. Of these 27 leases, 22 have fixed minimum annual rent in an aggregate amount of approximately $23,280. Of these 22 leases with fixed minimum annual rent, 17 have a remaining lease term plus extension option(s) that exceed 30 years, four have a remaining lease term plus extension option(s) that exceed 17 years, and one has a remaining lease term of approximately two years. Three

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
of these 22 leases have triggering events that allow the Company to convert the fixed minimum rent to a fixed percentage of gross sales as defined in the lease with the further right to terminate the lease if the theatre level cash flow drops below $0. Five of these 22 leases have triggering events that allow the Company to terminate the lease prior to expiration of the term. The five leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. Four of these percentage rent leases expire in approximately nine months but have automatic 12 month renewal options, and the Company has the right to terminate the leases if theatre level cash flow drops below $0. One of these percentage rent leases has a remaining term of 9 months and Syufy has the right to terminate this lease prior to the end of the term.
     The Company also has an office lease with Syufy for corporate office space in San Rafael, California. The lease will expire in September 2008. The lease has a fixed minimum annual rent of approximately $300.
     The Company entered into an amended and restated profit participation agreement on March 12, 2004 with its CEO, Alan Stock, which became effective on April 2, 2004, and amended the profit participation agreement with Mr. Stock in effect since May 2002. Under the agreement, Mr. Stock received a profit interest in two theatres once the Company recovered its capital investment in these theatres plus its borrowing costs. After the Company’s initial public offering, the Company exercised its option to terminate the amended and restated profit participation agreement and purchased Mr. Stock’s interest in the theatres on May 3, 2007 for a price of $6,853 pursuant to the terms of the agreement. The Company also paid payroll taxes of approximately $99 related to the payment made to terminate the amended and restated profit participation agreement. The aggregate amount paid of $6,952 is reflected within cost of operations in the Company’s consolidated statement of operations for the year ended December 31, 2007 and the agreement with Mr. Stock has been terminated.
     Prior to the completion of the Century Acquisition, Century Theatres, Inc. owned certain shares of Fandango, Inc., an on-line ticketing distributor. In connection with the Century Acquisition, the Company agreed to pay Syufy the cash proceeds received by the Company in connection with any sale of such shares of Fandango, Inc. up to a maximum amount of $2,800. As discussed in Note 9, the Company sold all of its shares of Fandango, Inc. stock during May 2007 for approximately $14,147 of consideration and paid $2,800 of the cash consideration to Syufy in accordance with the Century Acquisition agreement.
24. VALUATION AND QUALIFYING ACCOUNTS
     The Company’s valuation allowance for deferred tax assets for the years ended December 31, 2005, 2006 and 2007 were as follows:

Valuation Allowance
for Deferred
Tax Assets
Balance at January 1, 2005	$7,383
Additions	2,232
Deductions	(2,680)

Balance at December 31, 2005	$6,935
Additions	4,225
Deductions	(2,298)

Balance at December 31, 2006	$8,862
Additions	2,370
Deductions	(1,360)

Balance at December 31, 2007	$9,872

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
25. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2006
	First Quarter	Second Quarter	Third Quarter(5)	Fourth Quarter (1) (2)	Full Year

Revenues	$245,989	$295,105	$287,995	$391,505	$1,220,594
Operating income	$24,574	$43,482	$30,131	$29,182	$127,369
Net income (loss)	$5,790	$13,104	$2,276	$(20,329)	$841
Net income (loss) per share:
Basic	$0.07	$0.16	$0.03	$(0.22)	$0.01
Diluted	$0.07	$0.15	$0.03	$(0.22)	$0.01

	2007
	First Quarter(3)	Second Quarter	Third Quarter(5)	Fourth Quarter (4) (5)	Full Year

Revenues	$378,022	$440,036	$471,499	$393,284	$1,682,841
Operating income (loss)	$(10,326)	$43,518	$66,444	$13,324	$112,960
Net income (loss)	$118,211	$47,870	$(23,396)	$(53,765)	$88,920
Net income (loss) per share:
Basic	$1.28	$0.46	$(0.22)	$(0.50)	$0.87
Diluted	$1.25	$0.45	$(0.22)	$(0.50)	$0.85

(1)	During the fourth quarter of 2006, the Company acquired Century Theatres, Inc. (See Note 6).

(2)	During the fourth quarter of 2006, the Company recorded goodwill impairment charges of $13,594 and recorded additional interest expense related to the senior secured credit facility.

(3)	During the first quarter of 2007, the Company recorded a gain of $210,773 on the sale of a portion of its ownership in NCM (See Note 7) and recorded impairment charges of $49,730 (See Notes 10 and 11).

(4)	During the fourth quarter of 2007, the Company recorded impairment charges of $26,169 (See Notes 10 and 11).

(5)	Diluted earnings per share calculations for the third quarter 2006, the third quarter 2007 and fourth quarter 2007 exclude common share equivalents of 743, 2,220, and 2,382, respectively, as they were anti-dilutive.
26. SUBSEQUENT EVENT – DIVIDEND DECLARATION
     On February 26, 2008, the Company’s board of directors declared a cash dividend for the fourth quarter of 2007 of $0.18 per share of common stock payable to stockholders of record on March 6, 2008. The dividend was paid on March 14, 2008.
27. SUBSEQUENT EVENT – REPURCHASE OF SENIOR DISCOUNT NOTES
     On March 20, 2008, in one open market purchase, the Company repurchased $10,000 aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $8,950. The Company funded the transaction with proceeds from its initial public offering. As a result of the transaction, the Company will record a loss on early retirement of debt of approximately $40, which primarily includes the write-off of unamortized debt issue costs related to the repurchased notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Members of
National CineMedia, LLC
Centennial, Colorado
We have audited the accompanying balance sheets of National CineMedia LLC (the “Company”) as of December 27, 2007 and as of December 28, 2006 and the related statements of operations, members’ equity (deficit) and cash flows for the period February 13, 2007 through December 27, 2007, the period December 29, 2006 through February 12, 2007, for the year ended December 28, 2006, and for the period March 29, 2005 through December 29, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of National CineMedia LLC as of December 27, 2007 and the related statements of operations, members’ equity (deficit) and cash flows for the period February 13, 2007 through December 27, 2007, the period December 29, 2006 through February 12, 2007, for the year ended December 28, 2006, and for the period March 29, 2005 through December 29, 2005 in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Denver, Colorado
March 21, 2008

`

NATIONAL CINEMEDIA, LLC
BALANCE SHEETS
(In millions)

	December 27, 2007	December 28, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7.5	$6.7
Receivables, net of allowance of $1.5 million in 2007 and $1.1 million in 2006	91.6	63.9
Prepaid expenses	1.9	1.6
Prepaid management fees to managing member	0.5	—

Total current assets	101.5	72.2
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $17.3 million in 2007 and $12.7 million in 2006	22.2	12.6
OTHER ASSETS:
Debt issuance costs, net	13.0	0.2
Investment in affiliate	7.0	—
Restricted cash	0.3	—
Other assets	0.2	5.0

Total other assets	20.5	5.2

TOTAL	$144.2	$90.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6.6	$5.4
Amounts due to founding members	15.8	53.9
Amounts due to managing member	16.7	—
Accrued payroll and related expenses	7.2	6.4
Accrued expenses	10.0	5.5
Deferred revenue	3.3	3.4

Total current liabilities	59.6	74.6
OTHER LIABILITIES:
Unit option plan payable	—	1.9
Interest rate swap agreements and other liabilities	14.4	—
Borrowings	784.0	10.0

Total other liabilities	798.4	11.9

Total liabilities	858.0	86.5

COMMITMENTS AND CONTINGENCIES (NOTE 10)

MEMBERS’ EQUITY (DEFICIT)	(713.8)	3.5

TOTAL	$144.2	$90.0

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC
STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Period	Period
	February 13,	December 29,		Period March
	2007 through	2006 through	Year Ended	29, 2005 through
	December 27,	February 12,	December 28,	December 29,
	2007	2007	2006	2005

REVENUE:
Advertising (including revenue from founding members of $40.9 and $0.0 for all remaining periods)	$282.7	$20.6	$188.2	$56.0
Administrative fees—founding members	—	0.1	5.4	30.8
Meetings and events	25.4	2.9	25.4	11.7
Other	0.2	—	0.3	0.3

Total	308.3	23.6	219.3	98.8

EXPENSES:
Advertising operating costs	9.1	1.1	9.2	6.3
Meetings and events operating costs	15.4	1.4	11.1	5.4
Network costs	13.3	1.7	14.7	9.2
Theatre access fees/circuit share costs—founding members	41.5	14.4	130.1	38.6
Selling and marketing costs	40.9	5.2	38.2	24.9
Administrative costs	10.0	2.8	16.4	9.8
Administrative fee- managing member	9.2	—	—	—
Severance plan costs	1.5	0.4	4.2	8.5
Depreciation and amortization	5.0	0.7	4.8	3.0
Other costs	0.9	—	0.6	—

Total	146.8	27.7	229.3	105.7

OPERATING INCOME (LOSS)	161.5	(4.1)	(10.0)	(6.9)
Interest Expense, Net	47.8	0.1	0.5	—

NET INCOME (LOSS)	$113.7	$(4.2)	$(10.5)	(6.9)

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC
STATEMENTS OF MEMBERS’ EQUITY/ (DEFICIT)
AND COMPREHENSIVE INCOME
(In millions, except share data)

Total
Members’ Equity
Balance—March 29, 2005	—
Issuance of initial units at inception date in exchange for contributed assets, net of liabilities assumed	$0.9
Issuance of additional units in exchange for cash	$7.3
Contribution of Severance Plan payments	$8.5
Net loss	$(6.9)

Balance—December 29, 2005	$9.8

Capital contribution from Members	$0.9
Contribution of Severance Plan payments	$4.2
Distribution to Members	$(0.9)
Net loss	$(10.5)

Balance—December 28, 2006	$3.5

Contribution of Severance Plan payments	$0.4
Net loss	$(4.2)

Balance—February 12, 2007	$(0.3)

Members’ Equity
Balance—February 13, 2007	$(0.3)
Contribution of Severance Plan payments	$1.5
Capital contribution from managing member	$746.1
Capital contribution from founding members	$11.2
Distribution to managing member	$(53.3)
Distributions to founding members	$(1,521.6)
Reclassification of unit option plan	$2.3
Comprehensive Income:
Unrealized (loss) on cash flow hedge	$(14.4)
Net income	$113.7

Total Comprehensive Income, net of tax	$99.3
Share-based compensation expense	$1.0

Balance—December 27, 2007	$(713.8)

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC
STATEMENTS OF CASH FLOWS
(In millions)

	Period	Period
	February 13,	December 29,		Period March
	2007 through	2006 through	Year Ended	29, 2005 through
	December 27,	February 12,	December 28,	December 29,
	2007	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$113.7	$(4.2)	$(10.5)	$(6.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5.0	0.7	4.8	3.0
Non-cash severance plan and share-based compensation	2.5	0.7	6.1	8.0
Amortization of debt issuance costs and loss on repayment of debt	1.7	—	—	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables—net	(40.3)	12.6	(27.3)	(36.6)
Increase (decrease) in accounts payable and accrued expenses	10.4	(4.4)	4.4	8.2
(Decrease) increase in amounts due to founding members and managing member	(51.1)	(3.7)	33.4	20.5
Payment of severance plan costs	—	—	(3.5)	—
Increase (decrease)in other	(1.3)	0.5	0.9	0.9

Net cash provided by operating activities	40.6	2.2	8.3	(2.9)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13.8)	(0.5)	(6.3)	(5.9)
Investment in restricted cash	(0.3)	—	—	—
Increase in investment in affiliate	(7.0)	—	—	—

Net cash (used in) provided by investing activities	(21.1)	(0.5)	(6.3)	(5.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reimbursement (payment) of offering costs and fees	4.7	(0.1)	(4.0)	—
Proceeds of short-term borrowings from founding members	—	—	3.0	9.5
Repayments of short-term borrowings to founding members	—	—	(4.3)	(8.2)
Proceeds from borrowings	924.0	13.0	66.0	—
Repayments of borrowings	(150.0)	(13.0)	(56.0)	—
Payment of debt issuance costs	(14.6)	—	—	—
Proceeds from issuance of units	—	—	—	7.3
Contributions from managing member	746.1	—	—	—
Proceeds from founding member contributions	7.5	—	0.9	0.2
Distribution to founding members and managing member	(1,538.0)	—	(0.9)	—

Net cash (used in) provided by financing activities	(20.3)	(0.1)	4.7	8.8

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(0.8)	1.6	6.7	—
CASH AND CASH EQUIVALENTS:
Beginning of period	8.3	6.7	—	—

End of period	$7.5	$8.3	$6.7	$—

(Continued)
See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC
STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)

	Period	Period
	February 13,	December 29,		Period March
	2007 through	2006 through	Year Ended	29, 2005 through
	December 27,	February 12,	December 28,	December 29,
	2007	2007	2006	2005

Supplemental disclosure of non-cash financing and investing activity:
Contribution for severance plan payments	$1.5	$0.4	$4.2	$8.5
Increase in distributions payable to founding members and managing member	$37.0	—	—	—
Contributions from members collected after period end	$3.7	—	—	—
Increase in property and equipment not requiring cash in the period	$0.6	—	$0.3	—
Increase in deferred offering costs	—	—	$0.5	—
Unit option plan reclassified to equity	$2.3	—	—	—
Supplemental disclosure of cash flow information:
Cash paid for interest	$44.0	$0.1	$0.4	—
See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC
NOTES TO FINANCIAL STATEMENTS
1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Description of Business
     National CineMedia, LLC (“NCM LLC” or the “Company”) commenced operations on April 1, 2005 and operates the largest digital in-theatre network in North America that allows NCM to distribute advertising, business meeting, and Fathom event services under long-term exhibitor services agreements (“ESAs”) with American Multi-Cinema, Inc. (“AMC”), a wholly owned subsidiary of AMC Entertainment Inc. (“AMCE”), Regal Cinemas, Inc., a wholly owned subsidiary of Regal Entertainment Group (“Regal”), and Cinemark USA, Inc. (“Cinemark USA”), a wholly owned subsidiary of Cinemark Holdings, Inc. (“Cinemark”). AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members”. NCM LLC also provides such services to certain third-party theater circuits under Network Affiliate Agreements which expire at various dates.
     NCM LLC was formed through the combination of the operations of National Cinema Network, Inc. (“NCN”), a wholly owned subsidiary of AMCE, and Regal CineMedia Corporation (“RCM”), a wholly owned subsidiary of Regal. In accordance with the Contribution and Unit Holders Agreement entered into on that date by NCM LLC, NCN, and RCM, 16,387,670 units were issued to NCN and 27,903,330 units were issued to Regal CineMedia Holdings, LLC (“RCM Holdings”) in exchange for the contribution of $0.9 million of cash and other assets, net of liabilities assumed. All assets contributed to and liabilities assumed by NCM LLC were recorded on NCM LLC’s records in the amounts as reflected on the Members’ historic accounting records, based on the application of accounting principles for the formation of a joint venture under Emerging Issues Task Force (“EITF”) 98-4, Accounting by a Joint Venture for Businesses Received at its Formation. Although legally structured as a limited liability company, NCM LLC was considered a joint venture for accounting purposes given the joint control provisions of the operating agreement among the members, consistent with Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.
     On July 15, 2005, in exchange for a cash contribution of $7.3 million, 11,559,951 units were issued to Cinemark Media, Inc. (“Cinemark Media”), a wholly owned subsidiary of Cinemark USA, Inc.
     As the result of final adjustments to the valuations attributed to the contributed assets and liabilities resulting from AMCE’s merger on December 23, 2004, with Marquee Holdings Inc., NCN contributed additional cash to NCM LLC during 2006, which was then distributed to RCM Holdings and Cinemark Media, thus having no impact on the assets and liabilities of NCM LLC.
     On February 13, 2007, National CineMedia, Inc. (“NCM, Inc.” or “managing member”), a Company formed by NCM LLC and incorporated in the State of Delaware with the sole purpose of becoming a member and sole manager of NCM, LLC, closed its initial public offering (“IPO”). NCM, Inc. used the net proceeds from the IPO to purchase a 44.8% interest in NCM LLC, paying NCM LLC $746.1 million, which included reimbursement to NCM LLC for expenses it advanced related to the NCM, Inc. IPO and paying the founding members $78.5 million for a portion of the NCM LLC units owned by them. NCM LLC paid $686.3 million of the funds received from NCM, Inc. to the founding members as consideration for their agreement to modify the then-existing ESAs. Proceeds received by NCM LLC from NCM, Inc. of $59.8 million, together with $709.7 million net proceeds from NCM LLC’s new senior secured credit facility (see Note 7) entered into concurrently with the completion of NCM, Inc.’s IPO were used to redeem $769.5 million in NCM LLC preferred units held by the founding members. The preferred units were created immediately prior to the NCM, Inc. IPO in a non-cash recapitalization of each membership unit into one common unit and one preferred unit. Immediately prior to this non-cash recapitalization, the existing common units and employee unit options (see Note 8) were split on a 44,291-to-1 basis. All unit and per unit amounts in these financial statements reflect the impact of this split. At December 27, 2007, NCM LLC had 93,850,951 membership units outstanding, of which 42,000,000 (44.8%) were owned by NCM, Inc., 21,230,712 (22.6%) were owned by RCM, 17,474,890 (18.6%) were owned by AMC, and 13,145,349 (14.0%) were owned by Cinemark.
     In connection with the completion of the NCM, Inc.’s IPO, NCM, Inc. and the founding members entered into a third amended and restated limited liability company operating agreement of NCM LLC (“LLC Operating Agreement”). Under the LLC Operating Agreement, NCM, Inc. became a member and the sole manager of NCM LLC. As the sole manager, NCM, Inc. is able to control all of the day to day business affairs and decision-making of NCM LLC without the approval of any other member. NCM, Inc. cannot be removed as manager of NCM LLC. NCM LLC entered into a management services agreement with NCM, Inc. pursuant to which NCM, Inc. agrees to provide certain specific management services to NCM LLC, including those services typically provided by the individuals serving in the positions of president and chief executive officer, president of sales and chief marketing officer, executive vice president

NATIONAL CINEMEDIA, LLC
NOTES TO FINANCIAL STATEMENTS
and chief financial officer, executive vice president and chief technology and operations officer and executive vice president and general counsel. In exchange for the services, NCM LLC reimburses NCM, Inc. for compensation and other expenses of the officers and for certain out-of-pocket costs (see Note 6). NCM LLC also provides administrative and support services to NCM, Inc. such as office facilities, equipment, supplies, payroll and accounting and financial reporting. The management services agreement also provides that NCM LLC employees may participate in the NCM, Inc. equity incentive plan (see Note 8). NCM LLC will indemnify NCM Inc. for any losses arising from NCM Inc.’s performance under the management services agreement, except that NCM Inc. will indemnify NCM LLC for any losses caused by NCM Inc.’s willful misconduct or gross negligence.
     Under the amended and restated ESAs with the founding members, subject to limited exceptions, NCM LLC is the exclusive provider of advertising services to the founding members for a 30-year term (with a five-year right of first refusal commencing one year before the end of the term) and meetings and event services to the founding members for an initial five-year term, with an automatic five-year renewal providing certain financial tests are met. In exchange for the right to provide these services to the founding members, NCM LLC is required to pay to the founding members a theatre access fee which is a specified calculation based on the attendance at the founding member theatres and the number of digital screens in founding member theatres. Prior to the NCM, Inc. IPO, NCM LLC paid to the founding members a percentage of NCM LLC’s advertising revenue as advertising circuit share. Upon the completion of the NCM, Inc. IPO, the founding members assigned to NCM LLC all “legacy contracts”, which are generally contracts for advertising sold by the founding members prior to the formation of NCM LLC but which were unfulfilled at the date of formation. In addition, the founding members made additional time available for sale by NCM LLC, subject to a first right to purchase the time, if needed, by the founding members to fulfill advertising obligations with their in-theatre beverage concessionaries. NCM, Inc. also entered into employment agreements with five executive officers to carry out obligations entered into pursuant to a management services agreement between NCM, Inc. and NCM LLC.
     Basis of Presentation
     The financial statements contained herein were prepared in accordance with accounting principles generally accepted in the United States of America. The results of operations for the period ended December 27, 2007 are presented in two periods, reflecting operations prior to and subsequent to the NCM, Inc. IPO. The period from December 29, 2006 through February 12, 2007 is referred to as the “2007 pre-IPO period”. The period from February 13, 2007 through December 27, 2007 is referred to as the “2007 post-IPO period”. Separate periods have been presented because there were significant changes at the time of the IPO of NCM, Inc. due to the ESA modifications and related expenses thereunder, and significant changes to revenue arrangements and contracts with the founding members.
     The financial statements for both the 2007 pre-IPO period and 2007 post-IPO period give effect to allocations of revenues and expenses made using relative percentages of founding member attendance or days in each period, discrete events and other methods management considered to be a reasonable reflection of the results for such periods.
     The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of NCM LLC’s financial statements. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers critical accounting policies. The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances and are evaluated on an ongoing basis. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of NCM LLC. As a result of the various related-party agreements discussed above and in Note 6, the operating results as presented are not necessarily indicative of the results that would have occurred if all agreements were with non-related third parties.
     The founding members received all of the proceeds NCM LLC received from NCM, Inc. at the date of NCM, Inc.’s IPO and the related issuance of debt, except for amounts needed to pay out-of-pocket costs of the financings and other expenses, and $10.0 million to repay outstanding amounts under NCM LLC’s then-existing revolving line of credit agreement. In conformity with accounting guidance of Securities and Exchange Commission concerning monetary consideration paid to promoters, such as the founding members, in exchange for property conveyed by the promoters and because the founding members had no cost basis in the ESAs, all payments to the founding members with the proceeds of the managing member’s IPO and related debt issuance, amounting to approximately $1.456 billion, have been accounted for as distributions, except for the payments to liquidate accounts payable to the founding members arising from the ESAs.

NATIONAL CINEMEDIA, LLC
NOTES TO FINANCIAL STATEMENTS
     Summary of Significant Accounting Policies
     Accounting Period—The Company operates on a 52-week fiscal year, with the fiscal year ending on the first Thursday after December 25, which, in certain years, results in a 53-week year.
     Revenue Recognition—Advertising revenue and administrative fees from legacy contracts are recognized in the period in which an advertising contract is fulfilled against the contracted theatre attendees. Advertising revenue is recorded net of make-good provisions to account for delivered attendance that is less than contracted attendance. When remaining delivered attendance is provided, that portion of the revenue earned is recognized in that period. Deferred revenue refers to the unearned portion of advertising contracts. All deferred revenue is classified as a current liability. Meetings and events revenue is recognized in the period in which the event is held. NCM LLC considers estimates regarding make-good provisions in advertising revenue to be a critical accounting policy that requires complicated mathematical calculations used in the preparation of its financial statements. Legacy contracts are advertising contracts with the founding members prior to the formation of NCM LLC, which were not assigned to NCM LLC until the NCM, Inc. IPO was completed. Administrative fees earned by the Company prior to the NCM, Inc. IPO for its services in fulfilling the legacy contracts were based on a percentage of legacy contract revenue (32% during the 2007 pre-IPO period and 2006, and 35% during 2005, respectively).
     Operating Costs—Advertising-related operating costs primarily include personnel and other costs related to advertising fulfillment, and to a lesser degree, production costs of non-digital advertising, and payments due to unaffiliated theatres circuits under the “Network Affiliate Agreements.”
     Meeting and event operating costs include equipment rental, catering, movie tickets acquired primarily from the founding members, revenue share under the amended and restated ESAs and other direct costs of the meeting or event.
     In the 2007 pre-IPO period and prior periods, circuit share costs were fees payable to the founding members for the right to exhibit advertisements within the theatres, based on a percentage of advertising revenue. In the 2007 post-IPO period, under the amended and restated ESAs, a payment to the founding members of a theatre access fee, in lieu of circuit share expense, comprised of a payment per theatre attendee and a payment per digital screen, both of which escalate over time, is reflected in expense.
     Network costs include personnel, satellite bandwidth, repairs, and other costs of maintaining and operating the digital network and preparing advertising and other content for transmission across the digital network. These costs relate primarily to the advertising business and to a lesser extent to the meetings and events business.
     Leases—The Company leases various office facilities under operating leases with terms ranging from month-to-month to 8 years. The Company calculates straight-line rent expense over the initial lease term and renewals that are reasonably assured.
     Advertising Costs—Costs related to advertising and other promotional expenditures are expensed as incurred. Due to the nature of the business, the Company has an insignificant amount of advertising costs included in selling and marketing costs on the statement of operations.
     Cash and Cash Equivalents—All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents. Periodically these are cash balances in a bank in excess of the federally insured limits or in the form of a money market demand account with a major financial institution.
     Restricted Cash—At December 27, 2007, other non-current assets included restricted cash of $0.3, which is a letter of credit used as a lease deposit on NCM LLC’s New York office.
     Investments—NCM LLC considers estimates regarding fair value of the Company’s investment in the preferred stock of IdeaCast, Inc. to be a critical accounting policy that requires significant judgments, assumptions and estimates used in the preparation of its financial statements. Refer to Note 5, Investment in Affiliate.
     Receivables—Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. Refer to Note 2, Receivables. Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables and delinquencies in account balances past customary terms at the end of the period. Receivables are written off when management determines amounts are uncollectible. Estimating the amount of allowance for doubtful accounts requires significant judgment and the use of estimates related to the amount and timing of estimated losses based on historical loss experience, consideration of current economic trends and conditions and debtor-specific factors, all of which may be

NATIONAL CINEMEDIA, LLC
NOTES TO FINANCIAL STATEMENTS
susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for bad debt could be required that could adversely affect earnings or financial position in future periods.
     Property and Equipment—Property and equipment is stated at cost, net of accumulated depreciation or amortization. Refer to Note 2, Property and Equipment. Major renewals and improvements are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed currently. In general, the equipment associated with the digital network that is located within the theatre is owned by the founding members, while equipment outside the theatre is owned by the Company. The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Equipment	4-10 years
Computer hardware and software	3-5 years
Leasehold improvements	Lesser of lease term or asset life
     The Company follows the Accounting Standards Executive Committee Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This SOP requires the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of the software costs, which are included in equipment, are depreciated over three to five years. As of December 27, 2007 and December 28, 2006, NCM LLC had a net book value of $9.3 million and $6.1 million, respectively, of capitalized software costs. The Company recorded approximately $2.8 million, $0.3 million, $1.9 million and $0.6 million for the 2007 post-IPO period, 2007 pre-IPO period, year ended December 28, 2006 and the period ended December 29, 2005, respectively, in depreciation expense.
     Construction in progress includes costs relating to the affiliate installations. Assets under construction are not depreciated until placed into service.
     NCM LLC’s long-lived assets consist principally of property, plant and equipment. It is the Company’s policy to assess impairment of long-lived assets pursuant with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets annually. This includes determining if certain triggering events have occurred, including significant decreases in the market value of certain assets, significant changes in the manner in which an asset is used or its physical condition, significant changes in the legal climate or business climate that could affect the value of an asset, or current period or continuing operating or cash flow losses or projections that demonstrate continuing losses associated with certain assets used for the purpose of producing revenue that might be an indicator of impairment. When the Company performs the SFAS No. 144 impairment tests, the Company identifies the appropriate asset group as the total digital system, which includes the grouping of all of the assets required to provide service to our customers. The Company bases this conclusion of asset grouping on the revenue dependency, operating interdependency and shared costs to operate the Company’s network. Thus far, none of the above triggering events has resulted in any impairment charges.
     Amounts Due to/from Founding Members—In the 2007 pre-IPO period and prior periods, amounts due to/from founding members included circuit share costs and cost reimbursements, net of the administrative fees earned on Legacy contracts. Amounts due to/from founding members in the 2007 post-IPO period include amounts due for the theatre access fee, offset by a receivable for advertising time purchased by the founding members, as well as revenue share earned for meetings and events plus any amounts outstanding under other contractually obligated payments. Payments to or received from the founding members against outstanding balances are made monthly.
     Amounts Due to/from Managing Member—In the 2007 post-IPO period, amounts due to/from managing member includes amounts due under the LLC Operating Agreement and other contractually obligated payments. Payments to or received from the managing member against outstanding balances are made periodically.
     Network Affiliate Agreements—Network affiliate agreements were contributed at NCM LLC’s formation at the net book value of the founding members and are amortized on a straight-line basis over the remaining life of the agreement. These agreements require payment to the affiliate of a percentage of the advertising revenue associated with the advertisements played in affiliate theatres, and also specify minimum payments that must be made. Amortization expense related to the network affiliate agreements was $0.2 million, $0.1 million, $0.8 million and $1.2 million for the 2007 post-IPO period, 2007 pre-IPO period, year ended December 28, 2006 and the period ended December 29, 2005, respectively.
     Income Taxes—As a limited liability company, NCM LLC’s taxable income or loss is allocated to the founding members and managing member and, therefore, no provision or liability for income taxes is included in the financial statements.

NATIONAL CINEMEDIA, LLC
NOTES TO FINANCIAL STATEMENTS
     Interest Rate Swap—NCM LLC has entered into interest rate swap agreements which qualify for and have been designated as a cash flow hedge against interest rate exposure on $550.0 million of the variable rate debt obligations under the senior secured credit facility in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138. The interest rate swap agreements have the effect of converting a portion of the variable rate debt to a fixed rate of 6.734%. Both at inception and on an on-going basis the Company performs an effectiveness test using the hypothetical derivative method. The fair value of the interest rate swap is recorded on the Company’s balance sheet as an asset or liability with the change in fair value recorded in other comprehensive income since the instruments were determined to be perfectly effective at December 27, 2007. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented. The fair value of the Company’s interest rate swap is based on dealer quotes, and represents an estimate of the amount the Company would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates and the forward yield curve for 3-month LIBOR.

(in millions)
Fair value of swap at inception	$—
Change in fair value — interest rate changes	(14.4)

Fair value of swap (liability) at December 27, 2007	$(14.4)

     The Company will not use financial instruments for trading or other speculative purposes, nor will the Company be a party to any leveraged derivative instrument. The use of derivative financial instruments is monitored through regular communication with senior management. The Company will be exposed to credit loss in the event of nonperformance by the counter parties. This credit risk is minimized by dealing with a group of major financial institutions with whom the Company has other financial relationships. The Company does not anticipate nonperformance by these counter parties.
     Debt Issuance Costs—In relation to the issuance of long-term debt discussed in Note 7, Borrowings, the Company has a balance of $13.0 million and $0.2 million in deferred financing costs as of December 27, 2007 and December 28, 2006, respectively. These debt issuance costs are being amortized over the terms of the underlying obligation and are included in interest expense. For the 2007 post-IPO period, 2007 pre-IPO period, year ended December 28, 2006 and the period ended December 29, 2005 the Company amortized $1.6 million, $0.0 million, $0.0 million and $0.0 million of debt issuance costs, respectively.
     Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and the credit facility as reported in the Company’s balance sheets approximate their fair values due to their short maturity or floating rate terms, as applicable. The carrying amount and fair value of the interest rate swap agreement are the same since the Company recorded the fair value on the balance sheet.
     Share-Based Compensation—Stock-based employee compensation is accounted for at fair value under SFAS No. 123(R), Share-Based Payment. The Company adopted SFAS No. 123(R) on December 30, 2005 prospectively for new equity based grants, as there were no equity based grants prior to the date of adoption. The determination of fair value of options requires that management make complex estimates and judgments. The Company utilizes the Black-Scholes option price model to estimate the fair value of the options, which model requires estimates of various factors used, including expected life of options, risk free interest rate, expected volatility and dividend yield. Refer to Note 8, Share-Based Compensation.
     Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the reserve for uncollectible accounts receivable, deferred revenue, equity-based compensation and the valuation of investments in absence of market data. Actual results could differ from those estimates.
     Recent Accounting Pronouncements
     During September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company expects its investment in IdeaCast, Inc. (see Note 5) to be measured for fair value based on unobservable inputs (level 3) and expects the impact that SFAS No. 157 will have on its results of operations, financial condition and liquidity will not be significant.

NATIONAL CINEMEDIA, LLC
NOTES TO FINANCIAL STATEMENTS
     During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these investments in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company expects the impact that SFAS No. 159 will have on its results of operations, financial condition and liquidity will not be significant.
     The Company has considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on the financial statements.
2. RECEIVABLES
          Receivables consisted of the following, in millions:

	As of December	As of December
	27, 2007	28, 2006

Trade accounts	$92.2	$64.8
Other	0.9	0.2
Less allowance for doubtful accounts	(1.5)	(1.1)

Total	$91.6	$63.9

     At December 27, 2007, there is one individual account representing approximately 15% of the outstanding gross receivable balance.
     The changes in NCM’s allowance for doubtful accounts are as follows, in millions:

	Period	Period
	February 13,	December 29,		Period March
	2007 through	2006 through	Year Ended	29, 2005 through
	December 27,	February 12,	December 28,	December 29,
	2007	2007	2006	2005

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$1.1	$1.1	$0.5	$—
Provision for bad debt	1.0	0.1	0.8	0.5
Write-offs, net	(0.6)	(0.1)	(0.2)	—

Balance at end of period	$1.5	$1.1	$1.1	$0.5

3. PROPERTY AND EQUIPMENT (in millions)

	As of December	As of December
	27, 2007	28, 2006
Equipment	$37.3	$24.1
Leasehold Improvements	1.4	1.2
Less accumulated depreciation	(17.3)	(12.7)

Subtotal	21.4	12.6
Construction in Progress	0.8	—

Total property and equipment	$22.2	$12.6

     For the 2007 post-IPO period, 2007 pre-IPO period, year ended December 28, 2006 and the period ended December 29, 2005 the Company recorded depreciation of $4.8 million, $0.6 million, $4.0 million and $1.8 million, respectively.

NATIONAL CINEMEDIA, LLC
NOTES TO FINANCIAL STATEMENTS
4. ACCRUED EXPENSES (in millions)

	As of December	As of December
	27, 2007	28, 2006
Makegood Reserve	$4.0	$2.6
Accrued Interest	2.3	0.1
Accrued beverage concessionaire unit cost	2.4	1.1
Other accrued expenses	1.3	1.7

Total accrued expenses	$10.0	$5.5

5. INVESTMENT IN AFFILIATE
     On June 26, 2007, NCM LLC invested $5.0 million of cash in 6% convertible preferred stock of IdeaCast, Inc., a provider of advertising to fitness centers and health clubs throughout the United States. On September 27, 2007, NCM LLC invested an additional $2.0 million of cash in 6% convertible preferred stock of IdeaCast, Inc. The amount of IdeaCast, Inc. 6% convertible preferred stock owned by NCM LLC at December 27, 2007 is convertible into a minority interest of IdeaCast, Inc.’s common stock. The preferred stock is accounted for as an investment in debt securities per SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, due to the provisions in the agreement, which gave the Company a mandatory redemption right five years after the date of investment. The securities are not held for trading purposes and are therefore by default and definition, classified as available-for-sale even though it is not the Company’s intent to sell these securities. There are no marketplace indicators of value that management can use to determine the fair value of the investment in IdeaCast. Management concluded that the estimated fair value of the securities at December 27, 2007 had not changed from their cost based on quantitative analysis which considered IdeaCast’s potential future operating results under a variety of conditions and consideration of various qualitative factors. Management’s assessment considered that there have been no significant changes in the prospects of IdeaCast’s business since the original investment and the decision to make a follow-on investment. As a result, there were no gains or losses recorded in other comprehensive income for the investment in IdeaCast, Inc. for the 2007 post-IPO period.
     During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for us as of fiscal 2008. The Company expects the investment in IdeaCast, Inc. to be measured for fair value based on unobservable inputs (level 3) and expects the impact that SFAS No. 157 will have on its results of operations, financial condition and liquidity will not be significant.
     A further agreement was entered into whereby, at the option of NCM LLC during the period June 30, 2008 through December 2009, a further investment may be made by NCM LLC to purchase common stock of IdeaCast, Inc. at a predetermined valuation formula, to bring NCM LLC’s total investment to approximately 50.1% of the capital stock of IdeaCast, Inc. (on a fully diluted basis assuming conversion of all of the 6% convertible preferred stock). The option to purchase common stock of IdeaCast, Inc. has not yet been exercised. The companies also entered into a shared services agreement which allows for cross-marketing and certain services to be provided between the companies at rates which will be determined on an arms length basis. The services provided by IdeaCast for the 2007 post-IPO period were not material to NCM.

NATIONAL CINEMEDIA, LLC
NOTES TO FINANCIAL STATEMENTS
6. RELATED-PARTY TRANSACTIONS
     2007 Pre-IPO Period, 2006 and 2005 –
     At the formation of NCM LLC and upon the admission of Cinemark as a founding member, circuit share arrangements and administrative services fee arrangements were in place with each founding member. Circuit share cost and administrative fee revenue by founding member were as follows (in millions):

	Pre-IPO Period December
	29, 2006 through February		Year Ended December 28,		Period March 29, 2005
	12, 2007		2006		through December 29, 2005
	Circuit		Circuit		Circuit
	Share	Administrative	Share	Administrative	Share	Administrative
	Cost	Fee Revenue	Cost	Fee Revenue	Cost	Fee Revenue

AMC	$4.1	$—	$38.6	$0.2	$19.4	$8.3
Cinemark	3.7	0.1	29.7	0.4	0.1	—
Regal	6.6	—	61.8	4.8	19.1	22.5

Total	$14.4	$0.1	$130.1	$5.4	$38.6	$30.8

     NCM LLC’s administrative services fee was earned at a rate of 32% of the $0.3 million and $16.8 million of legacy contract value for the 2007 pre-IPO period and year ended December 28, 2006, and at a rate of 35% of the $88.0 million of legacy contract value for the period ended December 29, 2005, respectively. At the closing of the NCM, Inc. IPO, the founding members entered into amended and restated ESAs which, among other things, amended the circuit share structure in favor of the theatre access fee structure and assigned all remaining legacy contracts to NCM LLC.
     Pursuant to the agreements entered into at the completion of the NCM, Inc. IPO, amounts owed to the founding members through the date of the NCM, Inc. IPO of $50.8 million were paid by NCM LLC on March 15, 2007.
     Amounts due to/from founding members at December 28, 2006, were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total

Circuit share payments	$15.2	$14.0	$24.8	$54.0
Cost reimbursement	0.1	—	0.4	0.5
Administrative fee	—	(0.1)	(0.5)	(0.6)

Total	$15.3	$13.9	$24.7	$53.9

     2007 Post-IPO Period –
     Pursuant to the amended and restated ESAs in place since the close of the NCM, Inc. IPO, NCM LLC makes monthly theatre access fee payments to the founding members, comprised of a payment per theatre attendee and a payment per digital screen of the founding member theatres. The theatre access fee replaced the circuit share expenses. Also, under the amended and restated ESAs, the founding members can purchase advertising time for the display of up to 90 seconds of on-screen advertising under their beverage concessionaire agreements at a specified 30 second equivalent cost per thousand (“CPM”) impressions. The total theatre access fee to the founding members for the 2007 post-IPO period is $41.5 million. The total revenue related to the beverage concessionaire agreements for the 2007 post-IPO period is $40.9 million. In addition, pursuant to the amended and restated ESAs, NCM LLC makes monthly payments to the founding members for use of their screens and theatres for the meetings and events business. These payments are at agreed upon rates based on the nature of the event. Payments to the founding members for these events totaled $3.8 million for the 2007 post-IPO period. Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the close of the NCM, Inc. IPO, NCM LLC is required to made mandatory distributions to the members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis. The available cash distribution

NATIONAL CINEMEDIA, LLC
NOTES TO FINANCIAL STATEMENTS
to the founding members of NCM LLC for post-IPO period is $65.8 million, of which $20.5 million is included in the due to/from founding members at December 27, 2007.
     On January 26, 2006, AMC acquired the Loews theatre circuit. The Loews screen integration agreement, effective as of January 5, 2007 and amended and restated as of February 13, 2007, between NCM LLC and AMC, commits AMC to cause the theatres it acquired from Loews to participate in the exhibitor services agreements beginning on June 1, 2008. In accordance with the Loews screen integration agreement, AMC pays us amounts based on an agreed-upon calculation to reflect amounts that approximate what NCM LLC would have generated if NCM LLC were able to sell on-screen advertising in the Loews theatre chain on an exclusive basis. These Loews payments are made on a quarterly basis in arrears through May 31, 2008 in accordance with certain run-out provisions. For the 2007 post-IPO period the Loews payment is $11.2 million, of which $3.7 million is included in the due to/from founding members at December 27, 2007. The Loews payment is recorded directly to NCM LLC’s members’ equity account.
     Amounts due to/from founding members at December 27, 2007 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total

Theatre access fees, net of beverage revenues	$(0.2)	$0.1	$0.2	$0.1
Cost and other reimbursement	(0.4)	(0.2)	(0.5)	(1.1)
Distributions payable, net	3.2	5.2	8.4	16.8

Total	$2.6	$5.1	$8.1	$15.8

     Founding Members’ Other –
     During the 2007 post-IPO period, the 2007 pre-IPO period, the year ended December 28, 2006 and the period ended December 29, 2005, AMC and Regal purchased $1.4 million, $0.1 million, $2.1 million and $1.1 million, respectively, of NCM LLC’s advertising inventory for their own use. The value of such purchases are calculated by reference to NCM LLC’s advertising rate card and is included in advertising revenue with a percentage of such amounts returned by NCM LLC to the founding members as advertising circuit share during the 2007 pre-IPO period and the year ended December 28, 2006.
     Included in media and events operating costs is $3.3. million, $0.2 million, $4.1 million and $2.1 million for the 2007 post-IPO period, the 2007 pre-IPO period, the year December 28, 2006 and the period ended December 29, 2005, respectively, related to purchases of movie tickets and concession products from the founding members primarily for resale to NCM LLC’s customers.
     Included in advertising operating costs is $0.2 million, $0.0 million, $0.0 million and $0.0 million for the 2007 post-IPO period, the 2007 pre-IPO period, the year ended December 28, 2006 and the period ended December 29, 2005, respectively, related to payments to founding members for costs associated with lobby promotions and concession items.
     RCI Unit Option Plan –
     In connection with the formation of NCM, LLC in 2005, Regal Cinemas, Inc. adopted and approved the RCI Severance Plan for Equity Compensation. Participation in the Severance Plan is limited to employees of RCM, who held unvested shares of Regal’s restricted common stock pursuant to the terms of the incentive plan immediately prior to such employees’ termination of employment with RCM and commenced employment with NCM, LLC. Under the terms of and subject to the conditions of the Severance Plan, each eligible employee who participates in the Severance Plan is, at the times set forth in the Severance Plan, entitled to a cash payments and payments in lieu of dividends as defined in the Severance Plan until the date that each such participant’s restricted stock would have vested in accordance with the incentive plan. As this severance plan provides for payments over future periods that are contingent upon continued employment with the Company, the cost of the severance plan is being recorded as an expense over the remaining required service periods. As the payments under the plan are being funded by Regal, Regal is credited with a capital contribution at NCM LLC equal to this severance plan expense. During the 2007 post-IPO period, the 2007 pre-IPO period, the year ended December 28, 2006 and the period ended December 29, 2005, severance expense and the related capital contribution recognized for amounts under the Regal option plan were $1.5 million, $0.4 million, $4.2 million and $8.5 million, respectively. The Company records the expense as a separate line item in the statements of operations. The amount recorded is not allocated to advertising operating costs, network costs, selling and marketing costs and

NATIONAL CINEMEDIA, LLC
NOTES TO FINANCIAL STATEMENTS
administrative costs because the recorded expense is associated with the past performance of Regal’s common stock market value rather than current period performance.
     National CineMedia, Inc. –
     Pursuant to the LLC Operating Agreement, as the sole manager of NCM LLC, NCM, Inc. provides certain specific management services to NCM LLC, including those services of the positions of president and chief executive officer, president of sales and chief marketing officer, executive vice president and chief financial officer, executive vice president and chief technology and operations officer and executive vice president and general counsel. In exchange for the services, NCM LLC reimburses NCM, Inc. for compensation and other expenses of the officers and for certain out-of-pocket costs. During the 2007 post-IPO period, NCM LLC paid NCM, Inc. $9.2 million for these services and expenses. The payments for estimated management services related to employment are made one month in advance. At December 27, 2007, $0.5 million has been paid in advance and is reflected as prepaid management fees to managing member in the accompanying financial statements. NCM LLC also provides administrative and support services to NCM, Inc. such as office facilities, equipment, supplies, payroll and accounting and financial reporting at no charge. Based on the limited activities of NCM, Inc. as a standalone entity, the Company does not believe such unreimbursed costs are significant. The management services agreement also provides that NCM LLC employees may participate in the NCM, Inc. equity incentive plan (see Note 8).
     Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the close of the NCM, Inc. IPO, the Company is required to made mandatory distributions to the members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis. The available cash distribution to NCM, Inc. for the 2007 post-IPO period is $53.3 million, of which $16.6 million is included in the due to/from managing member at December 27, 2007.
     Amounts due to/from managing member at December 27, 2007 were comprised of the following (in millions):

Total
Distributions payable	$16.6
Cost and other reimbursement	0.1

Total	$16.7

7. BORROWINGS
Short-Term Borrowings From Members—In 2005, NCM signed an Amended and Restated Demand Promissory Note (the “Demand Note”) with its founding members under which the Company could borrow up to $11.0 million on a revolving basis. Borrowings under the Demand Note were funded by the founding members pro rata to their ownership of units. Interest was payable monthly at 200 basis points over LIBOR. Interest paid to the founding members during the period ended December 29, 2005 and the year ended December 28, 2006 was less than $0.1 million, in each period. The demand note was repaid and cancelled on March 22, 2006.
     Long-Term Borrowings—
     Revolving Credit Agreement—On March 22, 2006, NCM LLC entered into a bank-funded $20.0 million Revolving Credit Agreement, of which $2.0 million could have been utilized in support of letters of credit. The revolving credit agreement was collateralized by trade receivables, and borrowings under the revolving credit agreement were limited to 85% of eligible trade receivables, as defined. The revolving credit agreement bore interest, at NCM LLC’s option, at either an adjusted Eurodollar rate or the base rate plus, in each case, an applicable margin. Outstanding borrowings at December 28, 2006, were $10.0 million. The revolving credit agreement was repaid and cancelled on February 13, 2007.
     Senior Secured Credit Facility—On February 13, 2007, concurrently with the closing of the IPO of NCM, Inc., NCM LLC entered into a senior secured credit facility with a group of lenders. The facility consists of a six-year $80.0 million revolving credit facility and an eight-year, $725.0 million term loan facility. The term loan is due on the eighth anniversary of the funding. The revolving credit facility portion is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the credit agreement, and a portion is available for letters of credit. The outstanding balance of the term loan facility at December 27, 2007 was $725.0 million. The outstanding balance under the revolving credit facility at December 27,

NATIONAL CINEMEDIA, LLC
NOTES TO FINANCIAL STATEMENTS
2007 was $59.0 million. The obligations under the credit facility are secured by a lien on substantially all of the assets of NCM LLC. Borrowings under the senior secured credit facility bear interest, at the option of the Company, at a rate equal to an applicable margin plus either a variable base rate or a eurodollar rate. The applicable margin for both the term loan facility and the revolving credit facility is 0.75% with respect to base rate loans and 1.75% with respect to eurodollar loans. As of December 27, 2007, the effective rate on the term loan was 6.77% (the interest rate swap hedged $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734% while the unhedged portion was at an interest rate of 6.87%) and the weighted-average interest rate on the revolver was 6.81%. Commencing with the third fiscal quarter in fiscal year 2008, the applicable margin for the revolving credit facility will be determined quarterly and will be subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (defined in the NCM LLC credit agreement as the ratio of secured funded debt less unrestricted cash and cash equivalents, over adjusted EBITDA, as defined). Upon the occurrence of any payment default, certain amounts under the senior secured credit facility will bear interest at a rate equal to the rate then in effect with respect to such borrowings, plus 2.00% per annum. The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which, at December 27, 2007, the Company was in compliance. Upon occurrence of an event of default, among other remedies available to the lenders, all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated.
     Future Maturities of Long-Term Borrowings—
     There are no scheduled annual maturities on the credit facility for the next five years and as of December 27, 2007; the next scheduled annual maturity on the outstanding credit facility of $784.0 million is after fiscal year 2012.
8. SHARE-BASED COMPENSATION
     On April 4, 2006, NCM LLC’s board of directors approved the NCM LLC 2006 Unit Option Plan, under which 1,131,728 units were outstanding as of December 28, 2006. Under certain circumstances, holders of unit options could put the options to NCM LLC for cash. As such, the Unit Option Plan was accounted for as a liability plan and the liability was measured at its fair value at each reporting date. The valuation of the liability was determined based on provisions of SFAS No. 123(R), and factored into the valuation that the options were granted in contemplation of an IPO. The Company used the estimated pricing of the IPO at the time of the grant to determine the equity value, for each unit underlying the options. The Unit Option Plan allowed for additional equity awards to be issued to outstanding option holders in the event of the occurrence of an IPO, with the purpose of the additional option awards or restricted units being to ensure that the economic value of outstanding unit options, as defined in the agreement, held just prior to an IPO was maintained by the option holder immediately after the offering.
     At the date of NCM, Inc.’s IPO, NCM, Inc. adopted the NCM, Inc. 2007 Equity Incentive Plan. The employees of NCM, Inc. and the employees of NCM LLC are eligible for participation in the Equity Incentive Plan. There are 2,576,000 shares of common stock available for issuance or delivery under the Equity Incentive Plan. Under the Equity Incentive Plan, NCM, Inc. issued stock options on 1,589,625 shares of common stock to holders of outstanding unit options in substitution of the unit options and also issued 262,466 shares of restricted stock. In connection with the conversion at the date of the NCM, Inc. IPO, and pursuant to the antidilution adjustment terms of the Unit Option Plan, the exercise price and the number of shares of common stock subject to options held by the Company’s option holders were adjusted to prevent dilution and restore their economic position to that existing immediately before the NCM, Inc. IPO. The Equity Incentive Plan is treated as an equity plan under the provisions of SFAS No. 123(R), and the existing liability under the Unit Option Plan at the end of the 2007 pre-IPO period of $2.3 million was reclassified to members’ equity of NCM LLC at that date.

NATIONAL CINEMEDIA, LLC
NOTES TO FINANCIAL STATEMENTS
     Activity in the Equity Incentive Plan, as converted, is as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Life (in years)	(in Millions)

Outstanding at December 28, 2006	1,131,728	$23.85
Granted	274,500	22.33
Exercised	—	—
Anti-dilution adjustments made to outstanding options in connection with the plan conversion	457,897	16.98
Forfeited	(41,219)	18.72

Outstanding at December 27, 2007	1,822,906	$17.75	12.7	$12.1
Vested at December 27, 2007	—	—	—	—

Exercisable at December 27, 2007	—	$—	—	$—

     NCM, Inc. has estimated the fair value of these options to range from $5.46 to $8.17 per share based on the Black-Scholes option pricing model. The Black-Scholes model requires that NCM, Inc. make estimates of various factors used, as noted below. The fair value of the options is being charged to operations over the vesting period.
     Options awarded under the Equity Incentive Plan are generally granted with an exercise price equal to the market price of NCM, Inc. common stock on the date of the grant. The options vest annually over periods between 59 through 81 months and have either 10-year or 15-year contractual terms. The following table summarizes information about the stock options at December 27, 2007, including the weighted average remaining contractual life and weighted average exercise price:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Outstanding at	Remaining Life	Exercise	Exercisable at	Exercise
Range of Exercise Price	Dec. 27, 2007	(in years)	Price	Dec. 27, 2007	Price
$16.35–$18.01	1,473,041	13.3	$16.52	—	$—
$21.00	197,000	9.1	21.00	—	—
$24.04–$24.74	114,865	13.0	24.25	—	—
$26.76-$29.05	38,000	14.1	28.87	—	—

	1,822,906	12.7	$17.75	—	$—

     The following assumptions were used in the valuation of the options:
•	Expected life of options—6.5 to 9 years. The expected life of the options was determined by using the average of the vesting and contractual terms of the options (the “simplified method” as described in Securities and Exchange Commission Staff Accounting Bulletin 110).

•	Risk free interest rate—4.1% to 4.9%. The risk-free interest rate was determined by using the applicable Treasury rates as of the grant dates, commensurate with the expected terms of the options.

•	Expected volatility—30.0%. Expected volatility was estimated based on comparable companies for historic stock price volatility.

NATIONAL CINEMEDIA, LLC
NOTES TO FINANCIAL STATEMENTS
•	Dividend yield—3.0%. The estimated dividend yield was determined using NCM, Inc.’s expectations based on estimated cash flow characteristics and expected long-term dividend policy after the NCM, Inc. IPO.
     Under the fair value recognition provisions of SFAS No. 123R, recognizes stock-based compensation is recognized net of an estimated forfeiture rate, and therefore only stock-based compensation cost for those shares expected to vest over the requisite service period of the award is recognized. A forfeiture rate of 5% was estimated for all employees to reflect the potential separation of employees. NCM, Inc. expects approximately 1,732,000 of the outstanding options to vest.
     The Company recognized $1.9 million, $0.3 million and $1.9 million for the 2007 post-IPO period, the 2007 pre-IPO period and the year ended December 28, 2006, respectively, of share-based compensation expense for these options and no amounts were capitalized. The recognized expense, including the equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM, LLC. As of December 27, 2007, unrecognized compensation cost related to nonvested options was approximately $8.9 million, which will be recognized over a remaining period of between 48 and 60 months.
     Non-vested Stock – NCM, Inc. implemented a restricted stock program as part of the Equity Incentive Plan. The plan provides for restricted stock awards to officers, board members and other key employees, including employees of NCM, LLC. Under the restricted stock program, common stock of NCM, Inc. may be granted at no cost to officers, board members and key employees, subject to a continued employment restriction and as such restrictions lapse (generally at the start of each subsequent calendar year), the award vests in that proportion. The participants are entitled to cash dividends from NCM, Inc. and to vote their respective             shares at NCM, Inc., although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period. The shares are also subject to the terms and provisions of the Equity Incentive Plan. The restricted stock vests in equal annual installments over a five-year period, except awards to non-employee directors, which vest after one year. Compensation cost is valued based on the market price on the grant date and is expensed over the vesting period.
     The following table represents the shares of non-vested stock of NCM, Inc. that were granted during the period and outstanding as of December 27, 2007:

		Weighted
	Period February 13, 2007	Average Grant-
	through December 27, 2007	Date Fair Value

Non-vested at December 28, 2006	—

Granted	275,184	$21.21

Forfeited	(3,339)	21.00

Non-vested as of December 27, 2007	271,845	$21.21
     The forfeiture rates are consistent with the rates used for options. The Company recorded $1.2 million in compensation expense related to such outstanding restricted shares during the 2007 post-IPO period and no amounts were capitalized. The recognized expense, including the equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM, LLC. As of December 27, 2007, unrecognized compensation cost related to non-vested restricted stock was approximately $4.5 million, which will be recognized over a remaining period of between 2 months and 53 months.
9. EMPLOYEE BENEFIT PLANS
     NCM, LLC sponsors the NCM 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The Company made discretionary contributions of $0.6 million, $0.0 million, $0.6 million and $0.3 million during the 2007 post-IPO period, 2007 pre-IPO period, the year ended December 28, 2006 and the period ended December 29, 2005, respectively.

NATIONAL CINEMEDIA, LLC
NOTES TO FINANCIAL STATEMENTS
10. COMMITMENTS AND CONTINGENCIES
     The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect on its financial position or results of operations.
          Operating Lease Commitments
     The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing personnel as sales offices. The Company has no capital lease obligations. Total lease expense for the 2007 post-IPO period, 2007 pre-IPO period, year ended December 28, 2006 and the period ended December 29, 2005, was $1.3 million, $0.3 million, $1.6 million and $1.1 million, respectively.
     Future minimum lease payments under noncancelable operating leases are as follows (in millions):

2008	$1.8
2009	1.8
2010	1.5
2011	1.3
2012	1.3
Thereafter	1.3

Total	$9.0

EXHIBITS
TO
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR
CINEMARK HOLDINGS, INC.
FOR FISCAL YEAR ENDED
DECEMBER 31, 2007

Number	Exhibit Title

2.1	Stock Contribution and Exchange Agreement, dated as of August 7, 2006, by and between Cinemark Holdings, Inc., Cinemark, Inc., Syufy Enterprises, LP and Century Theatres Holdings, LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on August 11, 2006).

2.2	Contribution and Exchange Agreement, dated as of August 7, 2006, by and among Cinemark Holdings, Inc. and Lee Roy Mitchell, The Mitchell Special Trust, Alan W. Stock, Timothy Warner, Robert Copple, Michael Cavalier, Northwestern University, John Madigan, Quadrangle Select Partners LP, Quadrangle Capital Partners A LP, Madison Dearborn Capital Partners IV, L.P., K&E Investment Partners, LLC — 2004-B-DIF, Piola Investments Ltd., Quadrangle (Cinemark) Capital Partners LP and Quadrangle Capital Partners LP (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on August 11, 2006).

3.1	Second Amended and Restated Certificate of Incorporation of Cinemark Holdings, Inc. filed with the Delaware Secretary of State on April 9, 2007 (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to our Registration Statement on Form S-1, File No. 333-140390, filed on April 9, 2007).

3.2(a)	Amended and Restated Bylaws of Cinemark Holdings, Inc. dated April 9, 2007 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to our Registration Statement on Form S-1, File No. 333-140390, filed on April 9, 2007).

3.2(b)	First Amendment to the Amended and Restated Bylaws of Cinemark Holdings, Inc. dated April 16, 2007 (incorporated by reference to Exhibit 3.2(b) to Amendment No. 4 to our Registration Statement on Form S-1, File No. 333-140390, filed on April 19, 2007).

4.1	Specimen stock certificate of Cinemark Holdings, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to our Registration Statement on Form S-1, File No. 333-140390, filed on April 9, 2007).

4.2(a)	Indenture, dated as of March 31, 2004, between Cinemark, Inc. and The Bank of New York Trust Company, N.A. governing the 93/4% senior discount notes issued thereunder (incorporated by reference to Exhibit 4.2(a) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

4.2(b)	Form of 93/4% senior discount notes (contained in the indenture listed as Exhibit 4.2(a) above) (incorporated by reference to Exhibit 4.2(b) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

4.3(a)	Indenture, dated as of February 11, 2003, between Cinemark USA, Inc. and The Bank of New York Trust Company of Florida, N.A. governing the 9% senior subordinated notes issued thereunder (incorporated by reference to Exhibit 10.2(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File 033-47040, filed March 19, 2003).

4.3(b)	First Supplemental Indenture, dated as of May 7, 2003, between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference from Exhibit 4.2(i) to Cinemark USA, Inc.’s Registration Statement on Form S-4/A, File No. 333-104940, filed May 28, 2003).

4.3(c)	Second Supplemental Indenture dated as of November 11, 2004, between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-047040, filed March 28, 2005).

4.3(d)	Third Supplemental Indenture, dated as of October 5, 2006, among Cinemark USA, Inc., the subsidiaries of Cinemark USA, Inc. named therein, and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on October 12, 2006).

4.3(e)	Fourth Supplemental Indenture, dated as of March 20, 2007, among Cinemark USA, Inc., the subsidiaries of Cinemark USA, Inc. named therein, and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, File No. 033-47040, filed by Cinemark USA, Inc. on March 26, 2007).

4.3(f)	Form of 9% Senior Subordinated Note, Due 2013 (contained in the Indenture listed as Exhibit 4.3(a) above) (incorporated by reference to Exhibit 10.2(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K , File 033-47040, filed March 19, 2003).

4.4	Stockholders Agreement, dated as of August 7, 2006, effective October 5, 2006, by and among Cinemark Holdings, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 4.4 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed February 1, 2007).

4.5	Registration Agreement, dated as of August 7, 2006, effective October 5, 2006, by and among Cinemark Holdings, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 4.5 to Cinemark Holdings Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed February 1, 2007).

4.6	Director Nomination Agreement by and among Cinemark Holdings, Inc. and certain stockholders (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed May 3, 2007).

10.1(a)	Management Agreement, dated December 10, 1993, between Laredo Theatre, Ltd. and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1994).

10.1(b)	First Amendment to Management Agreement of Laredo Theatre, Ltd., effective as of December 10, 2003, between CNMK Texas Properties, Ltd. (successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(d) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

+10.2	Amended and Restated Agreement to Participate in Profits and Losses, dated as of March 12, 2004, between Cinemark USA, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

10.3	License Agreement, dated December 10, 1993, between Laredo Joint Venture and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1994).

10.4(a)	Tax Sharing Agreement, between Cinemark USA, Inc. and Cinemark International, L.L.C. (f/k/a Cinemark II, Inc. ), dated as of June 10, 1992 (incorporated by reference to Exhibit 10.22 to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1993).

Number	Exhibit Title
10.4(b)	Tax Sharing Agreement, dated as of July 28, 1993, between Cinemark USA, Inc. and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.10 to Cinemark Mexico (USA)’s Registration Statement on Form S-4, File No. 033-72114, filed on November 24, 1993).

+10.5(a)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.14(a) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

+10.5(b)	First Amendment to Employment Agreement, effective as of December 12, 2006, by and between Cinemark, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.1 to Cinemark, Inc.’s Current Report on Form 8-K, File No. 001-31372, filed December 18, 2006).

+10.5(c)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Alan Stock (incorporated by reference to Exhibit 10.14(b) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

+10.5(d)	First Amendment to Employment Agreement, effective as of December 12, 2006, by and between Cinemark, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to Cinemark, Inc.’s Current Report on Form 8-K, File No. 001-31372, filed December 18, 2006).

+10.5(e)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Timothy Warner (incorporated by reference to Exhibit 10.14(c) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

+10.5(f)	First Amendment to Employment Agreement, effective as of December 12, 2006, by and between Cinemark, Inc. and Timothy Warner (incorporated by reference to Exhibit 10.3 to Cinemark, Inc.’s Current Report on Form 8-K, File No. 001-31372, filed December 18, 2006).

+10.5(g)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Robert Copple (incorporated by reference to Exhibit 10.14(d) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

+10.5(h)	First Amendment to Employment Agreement, effective as of January 25, 2007, between Cinemark, Inc. and Robert Copple (incorporated by reference to Exhibit 10.5(j) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed February 1, 2007).

+10.5(i)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.14(e) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

+10.5(j)	First Amendment to Employment Agreement, effective as of January 14, 2008, between Cinemark, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed January 16, 2008).

+10.5(k)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tandy Mitchell (incorporated by reference to Exhibit 10.14(f) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

10.6(a)	Credit Agreement, dated as of October 5, 2006, among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc., the several banks and other financial institutions or entities from time to time parties to the Agreement, Lehman Brothers Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, Morgan Stanley Senior Funding, Inc., as syndication agent, BNP Paribas and General Electric Capital Corporation as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on October 12, 2006).

10.6(b)	First Amendment to Credit Agreement dated as of March 14, 2007 among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, Morgan Stanley Senior Funding, Inc., as syndication agent, BNP Paribas and General Electric Capital Corporation, as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.6(b) to Amendment No. 1 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed March 16, 2007).

10.6(c)	Guarantee and Collateral Agreement, dated as of October 5, 2006, among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc. and each subsidiary guarantor party thereto (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on October 12, 2006).

+10.7(a)	Cinemark Holdings, Inc. 2006 Long Term Incentive Plan, dated December 22, 2006 (incorporated by reference to Exhibit 10.7(a) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed February 1, 2007).

+10.7(b)	First Amendment to Cinemark Holdings, Inc. 2006 Long Term Incentive Plan, dated December 22, 2006 (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed November 15, 2007).

+10.7(c)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7(b) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed February 1, 2007).

+10.7(d)	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 4.6 to Cinemark Holdings, Inc.’s Registration Statement on Form S-8, File No. 333-146349, filed September 27, 2007).

10.8	Exhibitor Services Agreement, dated as of February 13, 2007, by and between National CineMedia, LLC and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed March 16, 2007).

10.9	Third Amended and Restated Limited Liability Company Operating Agreement, dated as of February 12, 2007, by and between Cinemark Media, Inc., American Multi-Cinema, Inc., Regal CineMedia, LLC and National CineMedia, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed March 16, 2007).

10.10(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA.

10.10(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA.

10.10(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA.

Number	Exhibit Title
10.10(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA.

10.10(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA.

10.11(a)	Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA.

10.11(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA.

10.11(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA.

10.11(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA.

10.11(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA.

10.12(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA.

10.12(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA.

10.12(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA.

10.12(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA.
10.12(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA.

10.13(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA.

10.13(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA.

10.13(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA.

10.13(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA.

10.13(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA.

10.14(a)	Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA.

10.14(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA.

10.14(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA.

10.14(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA.

10.15(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV.

10.15(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV.

10.15(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV.

10.15(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV.

10.15(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV.

10.16(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA.

10.16(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA.

10.16(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA.

10.16(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA.

10.16(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA.

Number	Exhibit Title
10.17(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA.

10.17(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA.

10.17(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA.

10.17(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA.

10.17(e)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA.

10.18(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA.

10.18(b)	First Amendment, dated as of October 31, 1996, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA.

10.18(c)	Second Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA.

10.18(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA.

10.18(e)	Fourth Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA.

10.18(f)	Fifth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA.

10.19(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA.

10.19(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA.

10.19(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA.

10.19(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA.

10.19(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA.

10.20(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA.

10.20(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA.

10.20(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA.

10.20(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA.

10.20(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA.

10.21(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA.

10.21(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA.

10.21(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA.

10.21(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA.

10.21(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA.

10.22(a)	Indenture of Lease, dated as of September 30, 1995, by and between Sycal Properties, Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA.

10.22(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA.

10.22(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA.

10.22(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA.

Number	Exhibit Title
10.22(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA.

10.23(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA.

10.23(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA.

10.23(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA.

10.23(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA.

10.23(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA.

10.24(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA.

10.24(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA.

10.24(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA.

10.24(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA.

10.24(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA.

10.25(a)	Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA.

10.25(b)	First Amendment, dated as of April 15, 2005, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA.

10.25(c)	Second Amendment, dated as of September 29, 2005, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA.

10.25(d)	Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA.

10.26(a)	Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV.

10.26(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV.

10.26(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV.

10.26(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV.

10.27(a)	Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA.

10.27(b)	First Amendment, dated as of April 15, 2005, to Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA.

10.27(c)	Second Amendment, dated as of September 29, 2005, to Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA.

10.27(d)	Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA.

10.28(a)	Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc.(succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM.

10.28(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc.(succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM.

10.28(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc.(succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM.

10.28(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc.(succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM.

10.29(a)	Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA.

10.29(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA.

10.29(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA.

Number	Exhibit Title
10.29(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA.

10.30(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Rancho Santa Fe 16, Las Vegas, NV.

10.30(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Rancho Santa Fe 16, Las Vegas, NV.

10.30(c)	Second Amendment, dated as of September 30, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Rancho Santa Fe 16, Las Vegas, NV.

10.31(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA.

10.31(b)	First Amendment, dated as of October 1, 1996, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA.

10.31(c)	Second Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA.

10.31(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA.

10.31(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA.

10.32(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA.

10.32(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA.

10.32(c)	Second Amendment, dated as of October 1, 2001, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA.

10.32(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA.

10.33(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syut Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT.

10.33(b)	First Amendment, dated as of January 4, 1998, to Indenture of Lease, dated as of September 30, 1995, by and between Syut Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT.

10.33(c)	Second Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syut Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT.

10.33(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syut Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT.

10.33(e)	Fourth Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syut Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT.

10.33(f)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syut Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT.

10.34(a)	Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA.

10.34(b)	First Amendment, dated as of April 30, 2003, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA.

10.34(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA.

10.34(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA.

10.34(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA.

10.35(a)	Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV.

10.35(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV.

10.35(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV.

10.35(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV.

10.36(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA.

10.36(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA.

Number	Exhibit Title
10.36(c)	Second Amendment, dated as of October 1, 2001, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA.

10.36(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy EnEnterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA.

10.36(e)	Fourth Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA.

10.36(f)	Fifth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA.

10.37(a)	Lease Agreement, dated as of October 31, 1997, by and between Sycal Properties, Inc. (succeeded by 150 Pelican LLC), as landlord and Century Theatres, Inc., as tenant, for office building situated at 150 Pelican Way, San Rafael, CA.

10.37(b)	First Amendment, dated as of December 1, 1998, to Lease Agreement, dated as of October 31, 1997, by and between Sycal Properties, Inc. (succeeded by 150 Pelican LLC), as landlord and Century Theatres, Inc., as tenant, for office building situated at 150 Pelican Way, San Rafael, CA.

10.37(c)	Second Amendment, dated as of October 4, 2006, to Lease Agreement, dated as of October 31, 1997, by and between Sycal Properties, Inc. (succeeded by 150 Pelican LLC), as landlord and Century Theatres, Inc., as tenant, for office building situated at 150 Pelican Way, San Rafael, CA.

10.38	Stock Purchase Agreement, dated as of August 7, 2006, by and among Cinemark USA, Inc, Cinemark Holdings, Inc., Syufy Enterprises LP, Century Theatres, Inc. and Century Theatres Holdings, LLC (incorporated by reference to Exhibit 10.1 to current Report on Form 8-K, File No, 000-47040, filed by Cinemark USA, Inc. on August 11, 2006).

10 .39	Termination Agreement to Amended and Restated Agreement to Participate in Profits and Losses, dated as of May 3, 2007, by and between Cinemark USA, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed May 3, 2007).

*12	Calculation of Ratio of Earnings to Fixed Charges.

*21	Subsidiaries of Cinemark Holdings, Inc.

*23.1	Consent of Deloitte & Touche LLP.

*23.2	Consent of National CineMedia, LLC.

*23.3	Consent of Deloitte & Touche LLP.

*23.4	Consent of BIA Financial Networks, Inc.

*31 .1	Certification of Alan Stock, Chief Executive Officer.

*31 .2	Certification of Robert Copple, Chief Financial Officer.

*32 .1	Certification of Alan Stock, Chief Executive Officer.

*32 .2	Certification of Robert Copple, Chief Financial Officer.

*	Filed herewith.

+	Any management contract, compensatory plan or arrangement.