Form 10-Q
period 2008-09-30
Cinemark Holdings, Inc.
filed 2008-11-10
CIK 1385280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☐   No ☑
As of October 31, 2008, 108,434,877 shares of common stock were outstanding.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

Cautionary Statement Regarding Forward-Looking Statements
Certain matters within this Quarterly Report on Form 10Q include “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10Q, other than statements of historical fact, may constitute forward-looking statements. Forward-looking statements can be identified by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. For a description of the risk factors, please review the “Risk Factors” section or other sections in the Company’s Annual Report on Form 10-K filed March 28, 2008 and quarterly reports on Form 10-Q, filed with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by such risk factors. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data, unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$371,297	$338,043
Inventories	7,283	7,000
Accounts receivable	28,205	35,368
Income tax receivable	—	18,339
Current deferred tax asset	5,189	5,215
Prepaid expenses and other	9,051	10,070

Total current assets	421,025	414,035

THEATRE PROPERTIES AND EQUIPMENT	1,856,793	1,818,505
Less accumulated depreciation and amortization	585,425	504,439

Theatre properties and equipment — net	1,271,368	1,314,066

OTHER ASSETS
Goodwill	1,133,911	1,134,689
Intangible assets — net	348,063	353,047
Investments in and advances to affiliates	22,972	3,662
Deferred charges and other assets — net	52,234	77,393

Total other assets	1,557,180	1,568,791

TOTAL ASSETS	$3,249,573	$3,296,892

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$12,671	$9,166
Current portion of capital lease obligations	5,353	4,684
Current income tax payable	761	—
Current FIN 48 payable	10,775	—
Accounts payable and accrued expenses	181,846	204,472

Total current liabilities	211,406	218,322

LONG-TERM LIABILITIES
Long-term debt, less current portion	1,524,894	1,514,579
Capital lease obligations, less current portion	120,228	116,486
Deferred income taxes	152,774	168,475
Long-term portion FIN 48 liability	6,123	15,500
Deferred lease expenses	22,074	19,235
Deferred revenue — NCM	190,335	172,696
Other long-term liabilities	21,405	36,214

Total long-term liabilities	2,037,833	2,043,185

COMMITMENTS AND CONTINGENCIES (see Note 20)

MINORITY INTERESTS IN SUBSIDIARIES	18,392	16,182

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value: 300,000 shares authorized;
106,983,684 shares issued and outstanding at December 31, 2007 and 107,531,896 shares issued and outstanding at September 30, 2008	108	107
Additional paid-in-capital	943,896	939,327
Retained earnings	30,303	47,074
Accumulated other comprehensive income	7,635	32,695

Total stockholders’ equity	981,942	1,019,203

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,249,573	$3,296,892

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
REVENUES
Admissions	$308,453	$307,951	$865,245	$835,058
Concession	146,076	144,330	409,707	397,865
Other	21,694	19,218	59,521	56,634

Total revenues	476,223	471,499	1,334,473	1,289,557

COST OF OPERATIONS
Film rentals and advertising	169,260	166,822	471,199	454,200
Concession supplies	24,489	22,546	66,443	62,671
Salaries and wages	47,405	45,691	135,313	131,317
Facility lease expense	58,936	54,943	171,382	159,841
Utilities and other	57,280	51,597	155,856	144,009
General and administrative expenses	22,741	20,617	67,808	57,731
Termination of profit participation agreement	—	—	—	6,952
Depreciation and amortization	38,115	37,606	113,362	111,201
Amortization of favorable leases	702	667	2,105	2,226
Impairment of long-lived assets	2,316	3,624	8,145	60,390
(Gain) loss on sale of assets and other	2,301	942	3,211	(617)

Total cost of operations	423,545	405,055	1,194,824	1,189,921

OPERATING INCOME	52,678	66,444	139,649	99,636

OTHER INCOME (EXPENSE)
Interest expense	(27,613)	(34,968)	(89,747)	(111,766)
Interest income	3,779	5,636	10,463	13,873
Gain on NCM Transaction	—	—	—	210,773
Gain on Fandango Transaction	—	—	—	9,205
Foreign currency exchange gain	325	205	85	368
Loss on early retirement of debt	—	(3,584)	(40)	(11,536)
Distributions from NCM	3,592	4,392	12,177	5,754
Equity in loss of affiliates	(415)	(335)	(1,742)	(1,831)
Minority interests in income of subsidiaries	(1,531)	(1,132)	(3,775)	(2,027)

Total other income (expense)	(21,863)	(29,786)	(72,579)	112,813

INCOME BEFORE INCOME TAXES	30,815	36,658	67,070	212,449

Income taxes	10,367	60,054	25,848	69,764

NET INCOME (LOSS)	$20,448	$(23,396)	$41,222	$142,685

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	107,101	106,465	107,022	100,659

Diluted	109,405	106,465	109,219	102,937

NET EARNINGS (LOSS) PER SHARE
Basic	$0.19	$(0.22)	$0.39	$1.42

Diluted	$0.19	$(0.22)	$0.38	$1.39

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine months ended September 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$41,222	$142,685

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	110,372	108,122
Amortization of intangible and other assets	5,095	5,305
Amortization of long-term prepaid rents	1,292	826
Amortization of debt issue costs	3,526	3,543
Amortization of debt premium	—	(678)
Amortization of deferred revenues, deferred lease incentives and other	(2,739)	(1,649)
Impairment of long-lived assets	8,145	60,390
Share based award compensation expense	3,338	2,165
Gain on NCM Transaction	—	(210,773)
Gain on Fandango Transaction	—	(9,205)
(Gain) loss on sale of assets and other	3,211	(617)
Write-off of unamortized bond premiums and unamortized debt issue costs related to the early retirement of debt	193	(16,109)
Accretion of interest on senior discount notes	30,310	31,467
Amortization of other comprehensive loss related to interest rate swap agreement	193	—
Noncash gain related to fair value adjustment on interest rate swap agreement	(3,324)	—
Deferred lease expenses	2,856	4,606
Deferred income tax expenses	(20,844)	(73,226)
Equity in loss of affiliates	1,742	1,831
Minority interests in income of subsidiaries	3,775	2,027

Changes in assets and liabilities:
Inventories	(283)	(481)
Accounts receivable	7,163	(3,679)
Prepaid expenses and other	1,019	(904)
Other assets	1,467	(962)
Advances with affiliates	163	294
Accounts payable and accrued expenses	(46,722)	(46,275)
Interest paid on repurchased senior discount notes	(2,929)	(10,932)
Increase in deferred revenues related to NCM Transaction	—	174,001
Increase in deferred revenues related to Fandango Transaction	—	5,000
Other long-term liabilities	984	(3,730)
Income tax receivable/payable	20,498	41,083

Net cash provided by operating activities	169,723	204,125

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(71,335)	(110,049)
Proceeds from sale of theatre properties and equipment	2,461	14,004
Increase in escrow deposits due to like-kind exchange	(2,089)	—
Return of escrow deposits	24,828	—
Acquisition of one U.S. theatre and two Brazil theatres	(10,111)	—
Investment in joint venture — DCIP	(2,500)	(1,500)
Net proceeds from sale of NCM stock	—	214,842
Net proceeds from sale of Fandango stock	—	11,347
Other	231	—

Net cash provided by (used for) investing activities	(58,515)	128,644

FINANCING ACTIVITIES
Net proceeds from initial public offering	—	245,849
Proceeds from stock option exercises	1,232	117
Dividends paid to stockholders	(57,944)	(13,840)
Retirement of senior discount notes	(6,174)	(29,331)
Retirement of senior subordinated notes	(3)	(332,066)
Repayments of long-term debt	(7,260)	(17,936)
Payments on capital leases	(3,617)	(2,705)
Other	(1,099)	(529)

Net cash used for financing activities	(74,865)	(150,441)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,089)	3,649

INCREASE IN CASH AND CASH EQUIVALENTS	33,254	185,977
CASH AND CASH EQUIVALENTS:
Beginning of period	338,043	147,099

End of period	$371,297	$333,076

SUPPLEMENTAL INFORMATION (see Note 17)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
1. The Company and Basis of Presentation
     Cinemark Holdings, Inc. and subsidiaries (the “Company”) are leaders in the motion picture exhibition industry in terms of both revenues and the number of screens in operation, with theatres in the United States (“U.S.”), Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. The Company also managed additional theatres in the U.S., Brazil, and Colombia during the nine months ended September 30, 2008.
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
     These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2007, included in the Annual Report on Form 10-K filed March 28, 2008 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results to be achieved for the full year.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement provides companies with an option to report selected financial assets and liabilities at fair value that are currently not required to be measured at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company beginning January 1, 2008. The Company elected not to measure eligible items at fair value upon initial adoption.
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
     In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share Based Payment Transactions Are Participating Securities” (“FSP-EITF 03-6-1”). Under FSP-EITF 03-6-1, unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP-EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. The Company is evaluating the impact of adopting FSP-EITF 03-6-1 on its earnings per share calculations.
3. Initial Public Offering
     On April 24, 2007, the Company completed an initial public offering of its common stock. The Company and selling stockholders sold a combined 28,000,000 shares of their common stock at a price of $17.955 ($19 per share less underwriting discounts). The net proceeds, before expenses, received by the Company were $249,375 and the Company paid approximately $3,526 in legal, accounting and other fees during the nine months ended September 30, 2007, all of which were recorded in additional paid-in-capital. On May 21, 2007, the underwriters purchased an additional 269,100 shares out of an additional 2,800,000 shares that were authorized for sale by the selling stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The Company has utilized and expects to continue to utilize the net proceeds to repurchase a portion of the remaining 9 3/4% senior discount notes or repay debt outstanding under the senior secured credit facility. The Company has significant flexibility in applying the net proceeds from the initial public offering. The Company has invested the remaining net proceeds in short-term, investment-grade marketable securities or money market funds.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
4. Earnings Per Share
     Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of all classes of common stock outstanding during the reported period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive common equivalent shares outstanding determined under the treasury stock method. The following table sets forth the computation of basic and diluted earnings (loss) per share (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$20,448	$(23,396)	$41,222	$142,685
Basic:
Weighted average common shares outstanding	107,101	106,465	107,022	100,659

Net income (loss) per common share	$0.19	$(0.22)	$0.39	$1.42

Diluted:
Weighted average common shares outstanding	107,101	106,465	107,022	100,659
Common equivalent shares for stock options (1)	2,214	—	2,167	2,278
Common equivalent shares for restricted stock and restricted stock units	90	—	30	—

Weighted average common and common equivalent shares outstanding	109,405	106,465	109,219	102,937

Net income (loss) per common and common equivalent share	$0.19	$(0.22)	$0.38	$1.39

(1)	Common equivalent shares for stock options of approximately 2,220 were excluded from the diluted earnings (loss) per share calculation for the three months ended September 30, 2007 because they were anti-dilutive.
5. Dividend Payment
     In August 2007, the Company initiated a quarterly dividend policy. On February 26, 2008, the Company’s board of directors declared a cash dividend for the fourth quarter of 2007 in the amount of $0.18 per share of common stock payable to stockholders of record on March 6, 2008. The dividend was paid on March 14, 2008 in the total amount of approximately $19,270. On May 9, 2008, the Company’s board of directors declared a cash dividend for the first quarter of 2008 in the amount of $0.18 per share of common stock payable to stockholders of record on May 30, 2008. The dividend was paid on June 12, 2008 in the total amount of approximately $19,328. On August 7, 2008, the Company’s board of directors declared a cash dividend for the second quarter of 2008 in the amount of $0.18 per share of common stock payable to stockholders of record on August 25, 2008. The dividend was paid on September 12, 2008 in the total amount of approximately $19,346.
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
     During May 2008, Regal completed an acquisition of another theatre circuit that required an extraordinary common unit adjustment calculation by NCM in accordance with the Common Unit Adjustment Agreement. As a result of this extraordinary common unit adjustment, Regal was granted additional common units of NCM, which resulted in dilution of the Company’s ownership interest in NCM from 14.5% to 14.1%. The Company recognized a change of interest loss of approximately $75 during the nine months ended September 30, 2008 as a result of this extraordinary common unit adjustment, which is reflected in (gain) loss on sale of assets and other on the condensed consolidated statement of operations.
     As of September 30, 2008, the Company owned a total of 13,991,652 common units of NCM.
     During the nine months ended September 30, 2007 and 2008, the Company recorded equity income (losses) in NCM of ($1,284) and $567, respectively. The Company recognized $5,021 and $1,749 of other revenue from NCM during the nine months ended September 30, 2007 and 2008, respectively. The Company had a receivable due from NCM of $225 and $212 as of December 31, 2007 and September 30, 2008, respectively, related to screen advertising and other ancillary revenue. The Company is entitled to receive mandatory quarterly distributions of excess cash from NCM. During the nine months ended September 30, 2007 and 2008, the Company received distributions of approximately $5,754 and $12,177, respectively, which were in excess of the carrying value of its investment in NCM and are reflected as distributions from NCM on the condensed consolidated statement of operations.
     Below is summary financial information for NCM for the three and nine month periods ended September 25, 2008:

	Three Months Ended	Nine Months Ended
	September 25, 2008	September 25, 2008
Gross revenues	$107,709	$257,097
Operating income	$57,207	$113,995
Net earnings	$47,009	$77,925

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
     The Company is accounting for its investment in DCIP under the equity method of accounting. During the nine months ended September 30, 2007 and 2008, the Company recorded equity losses in DCIP of $617 and $2,303, respectively, relating to this investment. The Company’s investment basis in DCIP was $260 and $456 at December 31, 2007 and September 30, 2008, respectively, which is included in investments in and advances to affiliates on the condensed consolidated balance sheets.
8. Sale of Investment in Fandango, Inc.
     In May 2007, Fandango, Inc., an on-line ticketing distributor, executed a merger agreement, which resulted in the Company selling its investment in stock of Fandango, Inc. for approximately $14,147 of consideration (the “Fandango Transaction”). The Company paid approximately $2,800 of the consideration to Syufy Enterprises, LP in accordance with the terms of agreements entered into as part of the Century Acquisition. As a result of the sale of its investment, the Company recorded a gain of $9,205 in the condensed consolidated statement of operations for the nine months ended September 30, 2007.
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
     During August 2008, the Company filed a registration statement with the Securities and Exchange Commission on Form S-8 for the purpose of registering the additional shares available for issuance under the Restated Incentive Plan.
     Stock Options — A summary of stock option activity and related information for the nine months ended September 30, 2008 is as follows:

		Weighted
	Number	Average
	of	Exercise
	Options	Price
Outstanding at December 31, 2007	6,323,429	$7.63
Granted	—	—
Exercised	(161,292)	$7.63
Forfeited	(12,398)	$7.63

Outstanding at September 30, 2008	6,149,739	$7.63

Options exercisable at September 30, 2008	5,483,817	$7.63

     The Company recorded compensation expense of $2,148 and a tax benefit of approximately $825 during the nine months ended September 30, 2008, related to the outstanding stock options. As of September 30, 2008, the remaining unrecognized compensation expense related to outstanding stock options was $1,432 and the weighted average period over which this remaining compensation expense will be recognized is approximately six months. All options outstanding at September 30, 2008 have an average remaining contractual life of approximately 6 years. The aggregate intrinsic value of stock options outstanding and stock options exercisable at September 30, 2008 was $36,714 and $32,738, respectively.
     Restricted Stock — During October 2007, the Company granted 21,880 shares of restricted stock to its independent directors at a purchase price of $0.001 per share. The fair value of the shares was approximately $400 based on the market value of the Company’s stock on the date of grant, which was $18.28 per share. These restricted stock awards fully vested on June 29, 2008. The Company recorded compensation expense of $200 related to these awards during the nine months ended September 30, 2008.
     During the nine months ended September 30, 2008, the Company granted 390,908 shares of restricted stock to independent directors and employees of the Company. The fair value of the shares of restricted stock was determined based on the market value of the Company’s stock on the dates of grant, which ranged from $12.89 to $14.65 per share. The Company assumed forfeiture rates ranging from zero to 2% for the restricted stock awards. The restricted stock vests over periods ranging from one year to four years based on continued service by the independent director or employee. The Company recorded compensation expense of $774 related to these restricted stock awards during the nine months ended September 30, 2008. As of September 30, 2008, the remaining unrecognized compensation expense related to these restricted stock awards was approximately $4,365 and the weighted average period over which this remaining compensation expense will be recognized is approximately 3 years. Upon vesting, the Company receives an income tax deduction. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however the sale and transfer of the restricted shares is prohibited during the restriction period.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     A summary of restricted stock activity for the nine months ended September 30, 2008 is as follows:

Shares of
Restricted
Stock
Outstanding at December 31, 2007	21,880
Granted	390,908
Vested	(21,880)
Forfeited	(3,988)

Outstanding at September 30, 2008	386,920

Unvested restricted stock at September 30, 2008	386,920

     Restricted Stock Units — During the nine months ended September 30, 2008, the Company granted restricted stock units representing 204,361 hypothetical shares of common stock under the Restated Incentive Plan. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the three fiscal year period ending December 31, 2010 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments (as defined in the restricted stock unit award agreement). The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity. If the IRR for the three year period is at least 8.5%, which is the threshold, one-third of the restricted stock units vest. If the IRR for the three year period is at least 10.5%, which is the target, two-thirds of the restricted stock units vest. If the IRR for the three year period is at least 12.5%, which is the maximum, 100% of the restricted stock units vest. All payouts of restricted stock units that vest are subject to an additional one year service requirement and will be paid in the form of common stock if the participant continues to provide services through the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards become vested.
     Below is a table summarizing the potential restricted stock unit awards at each of the three levels of financial performance (excluding forfeiture assumptions):

	Number of
	Shares	Value at
	Vesting	Grant
at IRR of at least 8.5%	68,116	$885
at IRR of at least 10.5%	136,239	$1,771
at IRR of at least 12.5%	204,361	$2,656
     Due to the fact that the IRR for the three year period ending December 31, 2010 could not be determined at the time of grants, the Company estimated that the most likely outcome is the achievement of the mid-point IRR level. As a result, the total compensation expense to be recorded for the restricted stock unit awards is $1,755 assuming a total of 135,027 units will vest at the end of the four year period, using a forfeiture rate ranging from zero to 2%. If during the service period, additional information becomes available to lead the Company to believe a different IRR level will be achieved for the three year period ending December 31, 2010, the Company will reassess the number of units that will vest and adjust its compensation expense accordingly on a prospective basis over the remaining service period. The fair value of the number of units expected to vest was determined based on the market value of the Company’s stock on the dates of grant, which ranged from $12.89 to $13.14 per share. The Company recorded compensation expense of $216 related to these awards during the nine months ended September 30, 2008. As of September 30, 2008, the remaining unrecognized compensation expense related to these restricted stock unit awards was $1,539 and the weighted average period over which this remaining compensation expense will be recognized is approximately 3.4 years.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
10. Early Retirement of Long-Term Debt
     On March 6, 2007, the Company commenced an offer to purchase for cash, on the terms and subject to the conditions set forth in an Offer to Purchase and Consent Solicitation Statement, any and all of its 9% senior subordinated notes, of which $332,250 aggregate principal amount remained outstanding. In connection with the tender offer, the Company solicited consents for certain proposed amendments to the indenture to remove substantially all restrictive covenants and certain events of default provisions. On March 20, 2007, the early settlement date, approximately $332,000 aggregate principal amount of the 9% senior subordinated notes were tendered and repurchased by the Company for approximately $360,164, including accrued interest and premiums paid. On April 3, 2007, the Company repurchased an additional $66 aggregate principal amount of the 9% senior subordinated notes tendered after the early settlement date. The Company funded the repurchases with the net proceeds received from the NCM Transaction (see Note 6). The Company recorded a loss on early retirement of debt of $7,952 during the nine months ended September 30, 2007 related to these repurchases, which consisted of tender offer repurchase costs, including premiums paid and other fees, and the write-off of unamortized debt issue costs, partially offset by the write-off of the unamortized bond premium.
     During July and August 2007, the Company repurchased in six open market purchases a total of $47,000 aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $42,758, including accreted interest of $10,932. The Company funded the transactions with proceeds from the initial public offering of its common stock. The Company recorded a loss on early retirement of debt of $3,584 during the three and nine months ended September 30, 2007 related to these repurchases, which consisted of tender offer repurchase costs, including premiums paid and other fees, and the write-off of unamortized debt issue costs.
     On March 20, 2008, in one open market purchase, the Company repurchased $10,000 aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $8,950, including accreted interest of $2,929. The Company funded the transaction with proceeds from the initial public offering of its common stock. As a result of the transaction, the Company recorded a loss on early retirement of debt of $40 during the nine months ended September 30, 2008, which primarily includes the write-off of unamortized debt issue costs partially offset by a discount on the repurchased senior discount notes.
11. Interest Rate Swap Agreements
     During March 2007, the Company entered into two interest rate swap agreements with effective dates of August 13, 2007 and terms of five years each. The interest rate swaps were designated to hedge approximately $500,000 of the Company’s variable rate debt obligations under its senior secured credit facility. Under the terms of the interest rate swap agreements, the Company pays fixed rates of 4.918% and 4.922% on $375,000 and $125,000, respectively, of variable rate debt and receives interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate swaps for the three-month period following the reset date. No premium or discount was incurred upon the Company entering into the interest rate swaps because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were consummated. The fair values of the interest rate swaps are recorded on the Company’s condensed consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of other comprehensive income and the ineffective portion reported in earnings. The Company estimates the fair values of the interest rate swaps by comparing estimated future interest payments to be made under forecasted future 3-month LIBOR to the fixed rates in accordance with the interest rate swaps.
     The interest rate swap covering $125,000 of the Company’s variable rate debt obligations under its senior secured credit facility qualifies for cash flow hedge accounting treatment in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) and therefore any changes in the fair value of the swap have been reported as a component of other comprehensive income. As of September 30, 2008, the fair value of this interest rate swap was a liability of approximately $4,961, which has been reported as a component of other long-term liabilities. This interest rate swap exhibited no ineffectiveness during the nine months ended September 30, 2008.
     The interest rate swap covering $375,000 of the Company’s variable rate debt obligations under its senior secured credit facility qualified for cash flow hedge accounting treatment in accordance with SFAS No. 133 from

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
inception through September 14, 2008. On September 14, 2008, the counterparty to the interest rate swap agreement announced it was filing for bankruptcy. As a result, the Company determined that on September 15, 2008, when the counterparty’s credit rating was downgraded, the interest rate swap was no longer highly effective. The change in fair value of this interest rate swap from inception to September 14, 2008 of $18,147 has been reported as a component of other comprehensive income. As of September 30, 2008, the fair value of this interest rate swap was a liability of approximately $14,822. The gain related to the change in fair value of the interest rate swap from September 14, 2008 to September 30, 2008 of $3,325 has been reported in earnings as a component of interest expense on the condensed consolidated statement of operations during the three and nine months ended September 30, 2008. On October 1, 2008, this interest rate swap was terminated by the Company, therefore the liability of $14,822 has been reported as a component of other current liabilities as of September 30, 2008. The Company has determined that the forecasted transactions hedged by this interest rate swap are still probable to occur, thus the total amount reported in other comprehensive income related to this swap of $18,147 will be amortized on a straight-line basis to interest expense over the period during which the forecasted transactions are expected to occur, which is September 15, 2008 through August 13, 2012. The Company will amortize approximately $4,633 to interest expense over the next twelve months.
     The Company paid approximately $13,804, including accrued interest, pursuant to the terms of the interest rate swap agreement as a result of the termination referred to above. A gain of approximately $2,098 will be reported in earnings as a component of interest expense on the condensed consolidated statement of operations during the three months ending December 31, 2008.
12. Goodwill
     The Company’s goodwill was as follows:

	U.S.	International
	Operating	Operating
	Segment	Segment	Total
Balance at December 31, 2007	$979,148	$155,541	$1,134,689
Acquisition of one U.S. theatre (1)	2,892	—	2,892
Acquisition of two Brazil theatres (2)	—	2,247	2,247
Foreign currency translation adjustments	—	(5,917)	(5,917)

Balance at September 30, 2008	$982,040	$151,871	$1,133,911

(1)	The Company acquired one theatre in the U.S. during 2008 for approximately $5,011, which resulted in $2,892 of goodwill and $2,119 of theatre properties and equipment.

(2)	The Company acquired two theatres in Brazil during 2008 for approximately $5,100, which resulted in a preliminary allocation of $2,247 to goodwill, $2,368 to theatre properties and equipment, and $485 to intangible assets.
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company evaluates goodwill for impairment on an annual basis at fiscal year-end or whenever events or changes in circumstances indicate the carrying value of goodwill might exceed its estimated fair value. The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. The goodwill impairment evaluation is a two-step approach requiring the Company to compute the estimated fair value of a reporting unit and compare it with its carrying value. If the carrying value exceeds the estimated fair value, a second step is performed to measure the potential goodwill impairment. Fair values are determined based on a multiple of cash flows, which was eight times for the evaluations performed during 2007. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions. Prior to January 1, 2008, the Company considered its theatres reporting units for purposes of evaluating goodwill for impairment. Recent changes in the organization, including changes in the structure of the Company’s executive management team, the Company’s initial public offering of common stock, the resulting changes in the level at which the Company’s management team evaluates the business on a regular basis, and the Century Acquisition that increased the size of the Company’s theatre base by approximately 25%, led the Company to conclude that its U.S. regions and international countries are now more reflective of how it manages and operates its business. Accordingly, the Company’s U.S. regions and international countries represent the appropriate reporting units for purposes of evaluating goodwill for impairment.

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
13. Other Intangible Assets
     Intangible assets consisted of the following:

			Foreign
			Currency
	Balance at		Translation	Balance at
	December 31,		Adjustments	September 30,
	2007	Amortization	& Other (1)	2008
Intangible assets with finite lives:
Capitalized licensing fees:
Gross carrying amount	$5,138	$—	$—	$5,138
Accumulated amortization	(1,565)	(319)	—	(1,884)

Net carrying amount	3,573	(319)	—	3,254

Vendor contracts:
Gross carrying amount	56,973	—	400	57,373
Accumulated amortization	(23,342)	(2,548)	—	(25,890)

Net carrying amount	33,631	(2,548)	400	31,483

Net favorable leases:
Gross carrying amount	20,691	—	(279)	20,412
Accumulated amortization	(15,581)	(2,105)	38	(17,648)

Net carrying amount	5,110	(2,105)	(241)	2,764

Other intangible assets:
Gross carrying amount	69	—	—	69
Accumulated amortization	(20)	(3)	—	(23)

Net carrying amount	49	(3)	—	46

Total net intangible assets with finite lives	42,363	(4,975)	159	37,547
Intangible assets with indefinite lives:
Tradename	310,681	—	(168)	310,513
Other unamortized intangible assets	3	—	—	3

Total intangible assets — net	$353,047	$(4,975)	$(9)	$348,063

(1)	Includes approximately $485 of vendor contracts recorded as a result of the acquisition of two theatres in Brazil during 2008.
     Aggregate amortization expense of $5,095 for the nine months ended September 30, 2008 consisted of $4,975 of amortization of intangible assets and $120 of amortization of other assets. Estimated aggregate future amortization expense for intangible assets is as follows:

For the three months ended December 31, 2008	$1,365
For the twelve months ended December 31, 2009	5,031
For the twelve months ended December 31, 2010	4,749
For the twelve months ended December 31, 2011	4,440
For the twelve months ended December 31, 2012	3,647
Thereafter	18,315

Total	$37,547

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
     The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible assets carrying values, the age of a recently built theatre, competitive theatres in the marketplace, changes in foreign currency exchange rates, the impact of recent ticket price changes, available lease renewal options and other factors in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of twenty years for fee owned properties. If the estimated cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. Fair value is determined based on a multiple of cash flows, which was eight times for the evaluations performed during the nine months ended September 30, 2007 and September 30, 2008. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions.
     The Company’s long-lived asset impairment losses of $8,145 for the nine months ended September 30, 2008 were primarily for theatre properties located in the U.S. and Mexico. The Company’s long-lived asset impairment losses of $60,390 for the nine months ended September 30, 2007 consisted of $9,821 for theatre properties, $46,706 of goodwill related to theatre properties and $3,863 of intangible assets associated with theatre properties. As a result of the NCM Transaction discussed in Note 6, and more specifically the modification of the NCM Exhibitor Services Agreement with the Company, which significantly reduced the contractual amounts paid to the Company, the Company evaluated the carrying value of its goodwill as of March 31, 2007 leading to a majority of the goodwill impairment charges recorded during the nine months ended September 30, 2007.
15. Foreign Currency Translation
     The accumulated other comprehensive income account in stockholders’ equity of $32,695 and $7,635 at December 31, 2007 and September 30, 2008, respectively, includes the cumulative foreign currency adjustments from translating the financial statements of the Company’s international subsidiaries into U.S. dollars.
     In 2007 and 2008, all foreign countries where the Company has operations were deemed non-highly inflationary. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment to the accumulated other comprehensive income account recorded as an increase in, or reduction of, stockholders’ equity.
     On September 30, 2008, the exchange rate for the Brazilian real was 1.90 reais to the U.S. dollar (the exchange rate was 1.77 reais to the U.S. dollar at December 31, 2007). As a result, the effect of translating the September 30, 2008 Brazilian financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive income account as a decrease in stockholders’ equity of $14,271. At September 30, 2008, the total assets of the Company’s Brazilian subsidiaries were U.S. $207,220.
     On September 30, 2008, the exchange rate for the Mexican peso was 10.87 pesos to the U.S. dollar (the exchange rate was 10.92 pesos to the U.S. dollar at December 31, 2007). As a result, the effect of translating the September 30, 2008 Mexican financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive income account as an increase in stockholders’ equity of $473. At September 30, 2008, the total assets of the Company’s Mexican subsidiaries were U.S. $159,377.
     On September 30, 2008, the exchange rate for the Chilean peso was 550.59 pesos to the U.S. dollar (the exchange rate was 497.70 pesos to the U.S. dollar at December 31, 2007). As a result, the effect of translating the

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
September 30, 2008 Chilean financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive income account as a decrease in stockholders’ equity of $1,653. At September 30, 2008, the total assets of the Company’s Chilean subsidiaries were U.S. $23,851.
16. Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the condensed consolidated financial statements. The Company’s comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$20,448	$(23,396)	$41,222	$142,685
Fair value adjustments on interest rate swap agreements (see Note 11)	(10,748)	(8,484)	(9,662)	(2,062)
Foreign currency translation adjustment (see Note 15)	(42,838)	7,310	(15,398)	24,436

Comprehensive income (loss)	$(33,138)	$(24,570)	$16,162	$165,059

17. Supplemental Cash Flow Information
     The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Nine Months Ended
	September 30,
	2008	2007

Cash paid for interest	$61,824	$102,839
Cash paid for income taxes, net of refunds received	$26,904	$101,445

Noncash investing and financing activities:
Change in construction lease obligations related to construction of theatres	$—	$(2,404)
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment	$1,798	$(7,788)
Theatre properties acquired under capital lease	$7,911	$2,943
Investment in NCM (see Note 6)	$19,020	$—
Dividends accrued on unvested restricted stock unit awards (see Note 9)	$(49)	$—
     During December 2007, the Company elected to use the proceeds of approximately $22,739 from the sale of real property to pursue the purchase of a like-kind property in accordance with the Internal Revenue Code and as a result, the proceeds were deposited to an escrow account. During 2008, the Company elected to use the proceeds of approximately $2,089 from the sale of real properties to pursue the purchase of like-kind properties in accordance with the Internal Revenue Code and as a result, the proceeds were deposited to an escrow account. The Company did not purchase like-kind properties and the deposits of approximately $24,828 were returned to the Company during the nine months ended September 30, 2008.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
18. Segments
     At September 30, 2008, the Company operates its international market and its U.S. market as separate reportable operating segments. The international segment consists of operations in Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. The U.S. segment includes U.S. and Canada operations. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenues, primarily screen advertising. The primary measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company’s management evaluates the performance of its assets on a consolidated basis.
     Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues
U.S.	$358,935	$378,417	$1,027,982	$1,033,835
International	118,448	93,910	309,457	257,961
Eliminations	(1,160)	(828)	(2,966)	(2,239)

Total Revenues	$476,223	$471,499	$1,334,473	$1,289,557

Adjusted EBITDA
U.S.	$75,163	$94,732	$218,854	$237,606
International	26,975	21,268	67,281	55,533

Total Adjusted EBITDA	$102,138	$116,000	$286,135	$293,139

Capital Expenditures
U.S.	$12,296	$28,802	$50,681	$81,847
International	7,123	8,099	20,654	28,202

Total Capital Expenditures	$19,419	$36,901	$71,335	$110,049

     The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$20,448	$(23,396)	$41,222	$142,685
Add (deduct):
Income taxes	10,367	60,054	25,848	69,764
Interest expense (1)	27,613	34,968	89,747	111,766
Gain on NCM Transaction	—	—	—	(210,773)
Gain on Fandango Transaction	—	—	—	(9,205)
Loss on early retirement of debt	—	3,584	40	11,536
Other income (2)	(2,158)	(4,374)	(5,031)	(10,383)
Termination of profit participation agreement	—	—	—	6,952
Depreciation and amortization	38,115	37,606	113,362	111,201
Amortization of favorable leases	702	667	2,105	2,226
Impairment of long-lived assets	2,316	3,624	8,145	60,390
(Gain) loss on sale of assets and other	2,301	942	3,211	(617)
Deferred lease expenses	710	1,295	2,856	4,606
Amortization of long-term prepaid rents	463	314	1,292	826
Share based awards compensation expense	1,261	716	3,338	2,165

Adjusted EBITDA	$102,138	$116,000	$286,135	$293,139

(1)	Includes amortization of debt issue costs.

(2)	Includes interest income, foreign currency exchange gain, equity in loss of affiliates and minority interests in income of subsidiaries and excludes distributions from NCM.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Financial Information About Geographic Areas
     The Company has operations in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia, which are reflected in the condensed consolidated financial statements. Below is a breakdown of selected financial information by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2008	2007	2008	2007

U.S. and Canada	$358,935	$378,417	$1,027,982	$1,033,835
Brazil	57,780	41,945	149,414	117,970
Mexico	23,290	20,429	63,694	58,317
Other foreign countries	37,378	31,536	96,349	81,674
Eliminations	(1,160)	(828)	(2,966)	(2,239)

Total	$476,223	$471,499	$1,334,473	$1,289,557

	September 30,	December 31,
Theatre Properties and Equipment-net	2008	2007

U.S. and Canada	$1,104,220	$1,137,244
Brazil	71,337	72,635
Mexico	54,818	59,201
Other foreign countries	40,993	44,986

Total	$1,271,368	$1,314,066

19. Related Party Transactions
     The Company leases one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”) on a month-to-month basis. Plitt Plaza is indirectly owned by Lee Roy Mitchell, who owns approximately 12% of the Company’s issued and outstanding shares of common stock. Annual rent is approximately $118 plus certain taxes, maintenance expenses and insurance. The Company recorded $91 and $95 of facility lease and other operating expenses payable to Plitt Plaza joint venture during the nine months ended September 30, 2007 and 2008, respectively.
     The Company manages one theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $63 and $72 of management fee revenues during the nine months ended September 30, 2007 and 2008, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.
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
     The Company entered into an amended and restated profit participation agreement on March 12, 2004 with its CEO, Alan Stock, which became effective on April 2, 2004, and amended the profit participation agreement with Mr. Stock in effect since May 2002. Under the agreement, Mr. Stock received a profit interest in two theatres once the Company recovered its capital investment in these theatres plus its borrowing costs. During the nine months ended September 30, 2007, the Company recorded $114 in profit participation expense payable to Mr. Stock, which is included in general and administrative expenses on the Company’s condensed consolidated statement of operations. After the Company’s initial public offering of common stock in April 2007, the Company exercised its option to terminate the amended and restated profit participation agreement and purchased Mr. Stock’s interest in the theatres on May 3, 2007 for a price of $6,853 pursuant to the terms of the agreement. The Company also paid

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
payroll taxes of approximately $99 related to the payment made to terminate the amended and restated profit participation agreement.
20. Commitments and Contingencies
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
21. Subsequent Event — Share Exchange with Minority Partners
     During May 2008, the Company’s partners in Central America (the “Central American Partners”) exercised an option available to them under an Exchange Option Agreement dated February 7, 2007 between the Company and the Central American Partners. Under this option, which was triggered by completion of an initial public offering of common stock by the Company, the Central American Partners are entitled to exchange their shares in Cinemark Equity Holdings Corporation, which is the Company’s Central American holding company, for shares of the Company’s common stock. The number of shares to be exchanged is determined based on the Company’s equity value and the equity value of the Central American Partner’s interest in Cinemark Equity Holdings Corporation, both of which are defined in the Exchange Option Agreement. As a result of this exchange on October 1, 2008, the Company issued 902,981 shares of its common stock to its Central American Partners. The Company will account for the transaction as a step acquisition. The purchase price of the shares in Cinemark Equity Holdings Corporation will be recorded based on the fair value of the shares issued plus related transaction costs. Prior to the exchange, the Company owned 51% of the shares in Cinemark Equity Holdings Corporation and subsequent to the exchange, the Company owns 100% of the shares in Cinemark Equity Holdings Corporation.
     During July 2008, the Company’s partners in Ecuador (the “Ecuador Partners”) exercised an option available to them under an Exchange Option Agreement dated April 24, 2007 between the Company and the Ecuador Partners. Under this option, which was triggered by completion of an initial public offering of common stock by the Company, the Ecuador Partners are entitled to exchange their shares in Cinemark del Ecuador S.A. for shares of the Company’s common stock. The number of shares to be exchanged is determined based on the Company’s equity value and the equity value of the Ecuador Partner’s interest in Cinemark del Ecuador S.A., both of which are defined in the Exchange Option Agreement. As a result of this exchange, the Company will issue 393,615 shares of its common stock to its Ecuador partners. The exchange of shares occurred during November 2008. The Company will account for the transaction as a step acquisition. The purchase price of the shares in Cinemark del Ecuador S.A. will be recorded based on the fair value of the shares issued plus related transaction costs. Prior to the exchange, the Company owned 60% of the shares in Cinemark del Ecuador S.A. and subsequent to the exchange, the Company owns 100% of the shares in Cinemark del Ecuador S.A.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
22. Subsequent Event — Termination of Existing Interest Rate Swap Agreement and New Interest Rate Swap Agreement
     On October 1, 2008, the Company terminated its interest rate swap that covered $375,000 of variable rate debt. The Company paid approximately $13,804, including accrued interest, pursuant to the terms of the interest rate swap agreement as a result of this termination. A gain of approximately $2,098 will be reported in earnings as a component of interest expense on the condensed consolidated statement of operations during the three months ending December 31, 2008.
     On October 3, 2008, the Company entered into one interest rate swap agreement with an effective date of November 14, 2008 and a term of four years. The interest rate swap was designated to hedge approximately $100,000 of the Company’s variable rate debt obligations under its senior secured credit facility for three years and $75,000 of the Company’s variable rate debt obligations under its senior secured credit facility for four years. Under the terms of the interest rate swap agreement, the Company pays a fixed rate of 3.63% on $175,000 of variable rate debt and receives interest at a variable rate based on the 1-month LIBOR. The 1-month LIBOR rate on each reset date determines the variable portion of the interest rate swap for the one-month period following the reset date. No premium or discount was incurred upon the Company entering into the interest rate swap because the pay and receive rates on the interest rate swap represented prevailing rates for the counterparty at the time the interest rate swap was consummated. The interest rate swap qualifies for cash flow hedge accounting treatment in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the 1-month LIBOR on $175,000 of variable rate debt.
23. Subsequent Event — Repurchases of Senior Discount Notes
     During October 2008, in seven open market purchases, the Company repurchased approximately $30,000 aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $27,340, including accreted interest of approximately $9,764. As a result of the repurchases, the Company will record a gain on early retirement of debt of approximately $981 during the three months ending December 31, 2008, which includes a gain on the repurchases, partially offset by the write-off of unamortized debt issue costs associated with the repurchased notes.
24. Subsequent Event — Dividend Declaration
     On November 6, 2008, the Company’s board of directors declared a cash dividend in the amount of $0.18 per common share payable to stockholders of record on November 26, 2008. The dividend will be paid on December 11, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.
     We are one of the leaders in the motion picture exhibition industry, in terms of both revenues and the number of screens in operation, with theatres in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. For financial reporting purposes at September 30, 2008, we have two reportable operating segments, our U.S. operations and our international operations.
     We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing programs, pay phones, ATM machines and electronic video games located in some of our theatres. Our investment in NCM has assisted us in expanding our offerings to advertisers, exploring ancillary revenue sources such as digital video monitor advertising, third party branding, and the use of theatres for non-film events. In addition, we are able to use theatres during non-peak hours for concerts, sporting events, and other cultural events. Successful films released during the nine months ended September 30, 2008 included Iron Man, Indiana Jones and the Kingdom of the Crystal Skull, Hancock, Kung Fu Panda, WALL-E, Horton Hears a Who, Sex and the City, Mamma Mia, Tropic Thunder, Eagle Eye, and the record-breaking Dark Knight, which grossed over $500 million in domestic box office. Film releases scheduled for the remainder of 2008 include Beverly Hills Chihuahua, High School Musical 3, Quantum of Solace, Madagascar: Escape 2 Africa, Twilight, The Day the Earth Stood Still, Bedtime Stories, Seven Pounds and the release of the 3-D movie Bolt. In 2009, a broad slate of 3-D films is expected, including Monsters vs. Aliens, Ice Age 3: Dawn of the Dinosaurs, Avatar and Disney’s next Pixar installment, Up. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios.
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

Recent Developments
     On October 1, 2008, we terminated our interest rate swap that covered $375 million of our variable rate debt. We paid approximately $13.8 million, including accrued interest, pursuant to the terms of the interest rate swap agreement as a result of this termination. A gain of approximately $2.1 million will be reported in earnings as a component of interest expense on the condensed consolidated statement of operations during the three months ending December 31, 2008.
     On October 3, 2008, we entered into one interest rate swap agreement with an effective date of November 14, 2008 and a term of four years. The interest rate swap was designated to hedge approximately $100.0 million of our variable rate debt obligations under our senior secured credit facility for three years and $75.0 million of our variable rate debt obligations under our senior secured credit facility for four years. Under the terms of the interest rate swap agreement, we pay a fixed rate of 3.63% on $175.0 million of variable rate debt and receive interest at a variable rate based on the 1-month LIBOR. The 1-month LIBOR rate on each reset date determines the variable portion of the interest rate swap for the one-month period following the reset date. No premium or discount was incurred upon us entering into the interest rate swap because the pay and receive rates on the interest rate swap represented prevailing rates for the counterparty at the time the interest rate swap was consummated. The interest rate swap qualifies for cash flow hedge accounting treatment in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as such, we have effectively hedged our exposure to variability in the future cash flows attributable to the 1-month LIBOR on $175.0 million of variable rate debt.
     During October 2008, in seven open market purchases, we repurchased approximately $30.0 million aggregate principal amount at maturity of our 9 3/4% senior discount notes for approximately $27.3 million, including accreted interest of approximately $9.8 million. As a result of the repurchases, we will record a gain on early retirement of debt of approximately $1.0 million during the three months ending December 31, 2008, which includes a gain on the repurchases, partially offset by the write-off of unamortized debt issue costs associated with the repurchased notes.
     On November 6, 2008, our board of directors declared a cash dividend in the amount of $0.18 per common share payable to stockholders of record on November 26, 2008. The dividend will be paid on December 11, 2008.

Results of Operations
     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating data (in millions):	2008	2007	2008	2007
Revenues
Admissions	$308.5	$308.0	$865.3	$835.1
Concession	146.1	144.3	409.7	397.9
Other	21.6	19.2	59.5	56.6

Total revenues	$476.2	$471.5	$1,334.5	$1,289.6

Theatre operating costs (1)
Film rentals and advertising	$169.3	$166.8	$471.2	$454.2
Concession supplies	24.5	22.5	66.4	62.7
Salaries and wages	47.4	45.7	135.3	131.3
Facility lease expense	58.9	54.9	171.4	159.8
Utilities and other	57.3	51.6	155.9	144.0

Total theatre operating costs	$357.4	$341.5	$1,000.2	$952.0

Operating data as a percentage of revenues:
Revenues
Admissions	64.8%	65.3%	64.8%	64.8%
Concession	30.7%	30.6%	30.7%	30.9%
Other	4.5%	4.1%	4.5%	4.3%

Total revenues	100.0%	100.0%	100.0%	100.0%

Theatre operating costs (1) (2)
Film rentals and advertising	54.9%	54.2%	54.5%	54.4%
Concession supplies	16.8%	15.6%	16.2%	15.8%
Salaries and wages	10.0%	9.7%	10.1%	10.2%
Facility lease expense	12.4%	11.7%	12.8%	12.4%
Utilities and other	12.0%	10.9%	11.7%	11.2%
Total theatre operating costs	75.0%	72.4%	75.0%	73.8%

Average screen count (month end average)	4,709	4,590	4,683	4,532

Revenues per average screen (in dollars)	$101,136	$102,717	$284,943	$284,520

(1)	Excludes depreciation and amortization expense.

(2)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended September 30, 2008 and 2007
     Revenues. Total revenues increased $4.7 million to $476.2 million for the three months ended September 30, 2008 (“third quarter of 2008”) from $471.5 million for the three months ended September 30, 2007 (“third quarter of 2007”), representing a 1.0% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30,			September 30,			September 30,
			%			%			%
	2008	2007	Change	2008	2007	Change	2008	2007	Change
Admissions revenues (in millions)	$235.4	$249.0	(5.5%)	$73.1	$59.0	23.9%	$308.5	$308.0	0.2%
Concession revenues (in millions)	$112.5	$118.0	(4.7%)	$33.6	$26.3	27.8%	$146.1	$144.3	1.2%
Other revenues (in millions) (1)	$9.9	$10.6	(6.6%)	$11.7	$8.6	36.0%	$21.6	$19.2	12.5%
Total revenues (in millions) (1)	$357.8	$377.6	(5.2%)	$118.4	$93.9	26.1%	$476.2	$471.5	1.0%
Attendance (in millions)	39.4	43.0	(8.4%)	18.4	17.2	7.0%	57.8	60.2	(4.0%)
Revenues per screen (in dollars) (1)	$97,011	$104,711	(7.4%)	$116,040	$95,437	21.6%	$101,136	$102,717	(1.5%)

(1)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 18 of our condensed consolidated financial statements.
•	Consolidated. The increase in admissions revenues of $0.5 million was primarily attributable to a 4.5% increase in average ticket price from $5.11 for the third quarter of 2007 to $5.34 for the third quarter of 2008, partially offset by a 4.0% decline in attendance. The increase in concession revenues of $1.8 million was primarily attributable to a 5.4% increase in concession revenues per patron from $2.40 for the third quarter of 2007 to $2.53 for the third quarter of 2008, partially offset by the decline in attendance. The increases in average ticket price and concession revenues per patron were primarily due to price increases and the favorable impact of exchange rates in certain countries in which we operate. The 12.5% increase in other revenues was primarily due to increased screen advertising and other ancillary revenues in certain of our international locations and the favorable impact of exchange rates in certain countries in which we operate.

•	U.S. The decrease in admissions revenues of $13.6 million was primarily attributable to an 8.4% decline in attendance, partially offset by a 3.1% increase in average ticket price from $5.79 for the third quarter of 2007 to $5.97 for the third quarter of 2008. The decrease in concession revenues of $5.5 million was primarily attributable to the decline in attendance, partially offset by a 4.0% increase in concession revenues per patron from $2.75 for the third quarter of 2007 to $2.86 for the third quarter of 2008. The increases in average ticket price and concession revenues per patron were primarily due to price increases.

•	International. The increase in admissions revenues of $14.1 million was primarily attributable to a 16.4% increase in average ticket price from $3.41 for the third quarter of 2007 to $3.97 for the third quarter of 2008, and a 7.0% increase in attendance. The increase in concession revenues of $7.3 million was primarily attributable to a 20.4% increase in concession revenues per patron from $1.52 for the third quarter of 2007 to $1.83 for the third quarter of 2008, and the increase in attendance. The increases in average ticket price and concession revenues per patron were primarily due to price increases and the favorable impact of exchange rates in certain countries in which we operate. The 36.0% increase in other revenues was primarily due to increased screen advertising and other ancillary revenues and the favorable impact of exchange rates in certain countries in which we operate.

     Theatre Operating Costs (excludes depreciation and amortization expense). Theatre operating costs were $357.4 million, or 75.0% of revenues, for the third quarter of 2008 compared to $341.5 million, or 72.4% of revenues, for the third quarter of 2007. The table below, presented by reportable operating segment, summarizes our year-over-year theatre operating costs.

			International Operating
	U.S. Operating Segment		Segment		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007
Film rentals and advertising	$132.5	$137.1	$36.8	$29.7	$169.3	$166.8
Concession supplies	15.6	16.0	8.9	6.5	24.5	22.5
Salaries and wages	38.2	38.6	9.2	7.1	47.4	45.7
Facility lease expense	42.1	41.3	16.8	13.6	58.9	54.9
Utilities and other	41.8	39.4	15.5	12.2	57.3	51.6

Total theatre operating costs	$270.2	$272.4	$87.2	$69.1	$357.4	$341.5

•	Consolidated. Film rentals and advertising costs were $169.3 million, or 54.9% of admissions revenues, for the third quarter of 2008 compared to $166.8 million, or 54.2% of admissions revenues, for the third quarter of 2007. Our film rentals and advertising rate for the third quarter of 2008 was impacted by higher film rental on the record-breaking Dark Knight, which grossed over $500 million in domestic box office. Concession supplies expense was $24.5 million, or 16.8% of concession revenues, for the third quarter of 2008 compared to $22.5 million, or 15.6% of concession revenues, for the third quarter of 2007. The increased rate was primarily due to the relative increase in concession revenues from our international operations and increases in product costs from some of our international concession suppliers.

Salaries and wages increased to $47.4 million for the third quarter of 2008 from $45.7 million for the third quarter of 2007, facility lease expense increased to $58.9 million for the third quarter of 2008 from $54.9 million for the third quarter of 2007, and utilities and other costs increased to $57.3 million for the third quarter of 2008 from $51.6 million for the third quarter of 2007, all of which increased primarily due to new theatre openings and the impact of exchange rates in certain countries in which we operate. Utilities and other costs also reflected increased utility costs and increased repairs and maintenance expenses for our U.S. locations.

•	U.S. Film rentals and advertising costs were $132.5 million, or 56.3% of admissions revenues, for the third quarter of 2008 compared to $137.1 million, or 55.1% of admissions revenues, for the third quarter of 2007. The decrease in film rentals and advertising costs of $4.6 million was primarily due to a $13.6 million decrease in admissions revenues, partially offset by the higher film rentals and advertising rate. Our rate for the third quarter of 2008 was impacted by higher film rental on the record-breaking Dark Knight, which grossed over $500 million in domestic box office. Concession supplies expense was $15.6 million, or 13.9% of concession revenues, for the third quarter of 2008 compared to $16.0 million, or 13.6% of concession revenues, for the third quarter of 2007.

Salaries and wages decreased to $38.2 million for the third quarter of 2008 from $38.6 million for the third quarter of 2007 primarily due to improved operating efficiencies. Facility lease expense increased to $42.1 million for the third quarter of 2008 from $41.3 million for the third quarter of 2007 primarily due to new theatre openings. Utilities and other costs increased to $41.8 million for the third quarter of 2008 from $39.4 million for the third quarter of 2007 primarily due to new theatre openings, increased utility costs and increased repairs and maintenance expenses.

•	International. Film rentals and advertising costs were $36.8 million, or 50.3% of admissions revenues, for the third quarter of 2008 compared to $29.7 million, or 50.3% of admissions revenues, for the third quarter of 2007. Concession supplies expense was $8.9 million, or 26.5% of concession revenues, for the third quarter of 2008 compared to $6.5 million, or 24.7% of concession revenues, for the third quarter of 2007. The increased rate was primarily due to increases in product costs from some of our concession suppliers.

Salaries and wages increased to $9.2 million for the third quarter of 2008 from $7.1 million for the third quarter of 2007, facility lease expense increased to $16.8 million for the third quarter of 2008 from $13.6 million for the third quarter of 2007, and utilities and other costs increased to $15.5 million for the third quarter of 2008 from

$12.2 million for the third quarter of 2007, all of which increased primarily due to increased revenues, new theatre openings and the impact of exchange rates in certain countries in which we operate.
     General and Administrative Expenses. General and administrative expenses increased to $22.7 million for the third quarter of 2008 from $20.6 million for the third quarter of 2007. The increase was primarily due to increased incentive compensation expense, increased share based award compensation expense, increased service charges related to increased credit card activity and increased professional fees.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable leases, was $38.8 million for the third quarter of 2008 compared to $38.3 million for the third quarter of 2007 primarily due to new theatre openings.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $2.3 million for the third quarter of 2008 compared to $3.6 million during the third quarter of 2007. Impairment charges for the third quarter of 2008 were primarily for U.S. and Mexico theatre properties. Impairment charges for the third quarter of 2007 consisted of $1.8 million of theatre properties, $1.6 million of goodwill and $0.2 million of intangible assets associated with theatre properties.
     Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $2.3 million during the third quarter of 2008 compared to a loss of $0.9 million during the third quarter of 2007. The loss recorded during the third quarter of 2008 was primarily due to the write-off of theatre equipment that was replaced and damages to certain of our theatres in Texas related to Hurricane Ike.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $27.6 million for the third quarter of 2008 compared to $35.0 million for the third quarter of 2007. The decrease was primarily due to the repurchase of a portion of our 9 3/4% senior discount notes since the third quarter of 2007 and a reduction in the variable interest rates on a portion of our long-term debt. In addition, during the third quarter of 2008, we recorded a gain of approximately $3.3 million related to the change in fair value of one of our interest rate swap agreements. See Note 11 to our condensed consolidated financial statements for further discussion of our interest rate swap agreements.
     Interest Income. We recorded interest income of $3.8 million during the third quarter of 2008 compared to $5.6 million during the third quarter of 2007. The decrease was primarily due to lower interest rates earned on our cash investments.
     Loss on Early Retirement of Debt. We recorded a loss on early retirement of debt of $3.6 million during the third quarter of 2007, which consisted of repurchase costs, including premiums paid and other fees, and the write-off of unamortized debt issue costs associated with the repurchase of approximately $47.0 million aggregate principal amount at maturity of our 9 3/4% senior discount notes. See Note 10 to our condensed consolidated financial statements.
     Distributions from NCM. We recorded distributions from NCM of $3.6 million during the third quarter of 2008 and $4.4 million during the third quarter of 2007, which were in excess of the carrying value of our investment. See Note 6 to our condensed consolidated financial statements.
     Income Taxes. Income tax expense of $10.4 million was recorded for the third quarter of 2008 compared to income tax expense of $60.1 million for the third quarter of 2007. The effective tax rate was 33.6% for the third quarter of 2008 compared to a rate of 163.8% for the third quarter of 2007. The effective rate for the third quarter of 2007 was primarily due to the gain related to the NCM Transaction. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Nine months ended September 30, 2008 and 2007
     Revenues. Total revenues increased $44.9 million to $1,334.5 million for the nine months ended September 30, 2008 (“the 2008 period”) from $1,289.6 million for the nine months ended September 30, 2007 (“the 2007 period”), representing a 3.5% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

				International Operating
	U.S. Operating Segment			Segment			Consolidated
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
			%			%			%
	2008	2007	Change	2008	2007	Change	2008	2007	Change
Admissions revenues (in millions)	$672.5	$671.6	0.1%	$192.8	$163.5	17.9%	$865.3	$835.1	3.6%
Concession revenues (in millions)	$323.5	$326.4	(0.9%)	$86.2	$71.5	20.6%	$409.7	$397.9	3.0%
Other revenues (in millions) (1)	$29.0	$33.6	(13.7%)	$30.5	$23.0	32.6%	$59.5	$56.6	5.1%
Total revenues (in millions) (1)	$1,025.0	$1,031.6	(0.6%)	$309.5	$258.0	20.0%	$1,334.5	$1,289.6	3.5%
Attendance (in millions)	112.2	116.8	(3.9%)	48.7	48.3	0.8%	160.9	165.1	(2.5%)
Revenues per screen (in dollars) (1)	$279,372	$289,490	(3.5%)	$305,094	$266,241	14.7%	$284,943	$284,520	0.1%

(1)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 18 of our condensed consolidated financial statements.
•	Consolidated. The increase in admissions revenues of $30.2 million was primarily attributable to a 6.3% increase in average ticket price from $5.06 for the 2007 period to $5.38 for the 2008 period, partially offset by a 2.5% decline in attendance. The increase in concession revenues of $11.8 million was primarily attributable to a 5.8% increase in concession revenues per patron from $2.41 for the 2007 period to $2.55 for the 2008 period, partially offset by the decline in attendance. The increases in average ticket price and concession revenues per patron were primarily due to price increases and the favorable impact of exchange rates in certain countries in which we operate. The 5.1% increase in other revenues was primarily due to increased screen advertising and other ancillary revenues in certain of our international locations and the favorable impact of exchange rates in certain countries in which we operate.

•	U.S. The increase in admissions revenues of $0.9 million was primarily attributable to a 4.2% increase in average ticket price from $5.75 for the 2007 period to $5.99 for the 2008 period, partially offset by a 3.9% decline in attendance. The decrease in concession revenues of $2.9 million was primarily attributable to the decline in attendance, partially offset by a 3.2% increase in concession revenues per patron from $2.79 for the 2007 period to $2.88 for the 2008 period. The increases in average ticket price and concession revenues per patron were primarily due to price increases. The 13.7% decrease in other revenues was primarily attributable to reduced screen advertising revenues earned under the amended Exhibitor Services Agreement with NCM. See Note 6 to the condensed consolidated financial statements.

•	International. The increase in admissions revenues of $29.3 million was primarily attributable to a 17.2% increase in average ticket price from $3.38 for the 2007 period to $3.96 for the 2008 period and a 0.8% increase in attendance. The increase in concession revenues of $14.7 million was primarily attributable to a 19.6% increase in concession revenues per patron from $1.48 for the 2007 period to $1.77 for the 2008 period and the increase in attendance. The increases in average ticket price and concession revenues per patron were primarily due to price increases and the favorable impact of exchange rates in certain countries in which we operate. The 32.6% increase in other revenues was primarily due to increased screen advertising and other ancillary revenues and the favorable impact of exchange rates in certain countries in which we operate.

     Theatre Operating Costs (excludes depreciation and amortization expense). Theatre operating costs were $1,000.2 million, or 75.0% of revenues, for the 2008 period compared to $952.0 million, or 73.8% of revenues, for the 2007 period. The table below, presented by reportable operating segment, summarizes our year-over-year theatre operating costs.

	U.S. Operating		International Operating
	Segment		Segment		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007
Film rentals and advertising	$375.7	$372.3	$95.5	$81.9	$471.2	$454.2
Concession supplies	44.4	44.7	22.0	18.0	66.4	62.7
Salaries and wages	111.0	111.6	24.3	19.7	135.3	131.3
Facility lease expense	124.9	121.5	46.5	38.3	171.4	159.8
Utilities and other	113.5	110.0	42.4	34.0	155.9	144.0

Total theatre operating costs	$769.5	$760.1	$230.7	$191.9	$1,000.2	$952.0

•	Consolidated. Film rentals and advertising costs were $471.2 million, or 54.5% of admissions revenues, for the 2008 period compared to $454.2 million, or 54.4% of admissions revenues, for the 2007 period. The increase in film rentals and advertising costs of $17.0 million is due to a $30.2 million increase in admissions revenues, which contributed $15.2 million and an increase in our film rental and advertising rate, which contributed $1.8 million. Concession supplies expense was $66.4 million, or 16.2% of concession revenues, for the 2008 period, compared to $62.7 million, or 15.8% of concession revenues, for the 2007 period. The increased rate was primarily due to the relative increase in concession revenues from our international operations and increases in product costs from some of our international concession suppliers.

Salaries and wages increased to $135.3 million for the 2008 period from $131.3 million for the 2007 period, facility lease expense increased to $171.4 million for the 2008 period from $159.8 million for the 2007 period, and utilities and other costs increased to $155.9 million for the 2008 period from $144.0 million for the 2007 period, all of which increased primarily due to new theatre openings and the impact of exchange rates in certain countries in which we operate. Utilities and other costs also reflected increased utility costs for our U.S. locations.

•	U.S. Film rentals and advertising costs were $375.7 million, or 55.9% of admissions revenues, for the 2008 period compared to $372.3 million, or 55.4% of admissions revenues, for the 2007 period. The increase in our film rentals and advertising rate is primarily due to the higher film rental rate on the record-breaking Dark Knight, which grossed over $500 million in domestic box office. Concession supplies expense was $44.4 million, or 13.7% of concession revenues, for the 2008 period, compared to $44.7 million, or 13.7% of concession revenues, for the 2007 period.

Salaries and wages decreased to $111.0 million for the 2008 period from $111.6 million for the 2007 period primarily due to improved operating efficiencies. Facility lease expense increased to $124.9 million for the 2008 period from $121.5 million for the 2007 period primarily due to new theatre openings. Utilities and other costs increased to $113.5 million for the 2008 period from $110.0 million for the 2007 period primarily due to new theatre openings and increased utility costs.

•	International. Film rentals and advertising costs were $95.5 million, or 49.5% of admissions revenues, for the 2008 period compared to $81.9 million, or 50.1% of admissions revenues, for the 2007 period. The increase in film rentals and advertising costs is primarily due to increased admissions revenues, partially offset by a decrease in the film rentals and advertising rate. Concession supplies expense was $22.0 million, or 25.5% of concession revenues, for the 2008 period compared to $18.0 million, or 25.2% of concession revenues, for the 2007 period. The increased rate was primarily due to increases in product costs from some of our concession suppliers.

Salaries and wages increased to $24.3 million for the 2008 period from $19.7 million for the 2007 period, facility lease expense increased to $46.5 million for the 2008 period from $38.3 million for the 2007 period, and utilities and other costs increased to $42.4 million for the 2008 period from $34.0 million for the 2007 period, all of which increased primarily due to increased revenues, new theatre openings and the impact of exchange rates in certain countries in which we operate.

     General and Administrative Expenses. General and administrative expenses increased to $67.8 million for the 2008 period from $57.7 million for the 2007 period. The increase was primarily due to increased incentive compensation expense, increased share based award compensation expense, increased service charges related to increased credit card activity, increased professional fees, including audit fees related to SOX compliance, and increased legal fees. Legal fees increased as a result of the preparation of our first proxy statement and related disclosures required under the Securities Exchange Act of 1934, as amended, particularly relating to compensation discussion and analysis, and defense costs related to a lawsuit that we vigorously defended and has been dismissed with prejudice.
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
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable leases, was $115.5 million for the 2008 period compared to $113.4 million for the 2007 period primarily due to new theatre openings.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $8.1 million for the 2008 period compared to $60.4 million during the 2007 period. Impairment charges for the 2008 period were primarily for U.S. and Mexico theatre properties. Impairment charges for the 2007 period consisted of $9.8 million of theatre properties, $46.7 million of goodwill associated with theatre properties and $3.9 million of intangible assets associated with theatre properties. As a result of the NCM Transaction and more specifically the modification of the NCM Exhibitor Services Agreement, which significantly reduced the contractual amounts paid to us, we evaluated the carrying value of our goodwill as of March 31, 2007, leading to a majority of the goodwill impairment charges recorded during the 2007 period (see Note 6).
     (Gain) Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $3.2 million during the 2008 period compared to a gain of $0.6 million during the 2007 period. The loss recorded during the 2008 period was primarily due to the write-off of theatre equipment that was replaced, the write-off of prepaid rent for an international theatre, and damages to certain of our theatres in Texas related to Hurricane Ike, partially offset by a gain on sale of land parcels.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $89.7 million for the 2008 period compared to $111.8 million for the 2007 period. The decrease was primarily due to the repurchase of substantially all of our outstanding 9% senior subordinated notes that occurred during March and April 2007, the repurchase of a portion of our 9 3/4% senior discount notes since the third quarter of 2007, and a reduction in the variable interest rates on a portion of our long-term debt. In addition, during the 2008 period, we recorded a gain of approximately $3.3 million related to the change in fair value of one of our interest rate swap agreements. See Note 11 to our condensed consolidated financial statements for further discussion of our interest rate swap agreements.
     Interest Income. We recorded interest income of $10.5 million during the 2008 period compared to interest income of $13.9 million during the 2007 period. The decrease in interest income was primarily due to lower interest rates earned on our cash investments.
     Gain on NCM transaction. We recorded a gain of $210.8 million on the sale of a portion of our equity investment in NCM in conjunction with the initial public offering of NCM, Inc. common stock during the 2007 period. Our ownership interest in NCM was reduced from approximately 25% to approximately 14% as part of this sale of stock in the offering. See Note 6 to our condensed consolidated financial statements.
     Gain on Fandango transaction. We recorded a gain of $9.2 million as a result of the sale of our investment in stock of Fandango, Inc. in the 2007 period. See Note 8 to our condensed consolidated financial statements.
     Loss on Early Retirement of Debt. We recorded a loss on early retirement of debt of $11.5 million during the 2007 period, which consisted of tender offer repurchase costs, including premiums paid and other fees, and the write-off of unamortized debt issue costs, partially offset by the write-off of the unamortized bond premium, associated with the repurchase of a total of $332.1 million aggregate principal amount of our 9% senior subordinated notes during March and April 2007 and the repurchase of $47.0 million aggregate principal amount at maturity of our 9

3/4% senior discount notes during July and August 2007. See Note 10 to our condensed consolidated financial statements.
     Distributions from NCM. We recorded distributions from NCM of $12.2 million during the 2008 period and $5.8 million during the 2007 period, which were in excess of the carrying value of our investment. See Note 6 to our condensed consolidated financial statements.
     Income Taxes. Income tax expense of $25.8 million was recorded for the 2008 period compared to $69.8 million for the 2007 period. The effective tax rate was 38.5% for the 2008 period compared to 32.8% for the 2007 period. The change in the effective rate from the 2007 period was primarily due to the gain related to the NCM Transaction in 2007. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.
Liquidity and Capital Resources
     Operating Activities
     We primarily collect our revenues in cash, mainly through box office receipts and the sale of concession supplies. In addition, a majority of our theatres provide the patron a choice of using a credit card, in place of cash, which we convert to cash over a range of one to six days. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities was $169.7 million for the nine months ended September 30, 2008 compared to $204.1 million for the nine months ended September 30, 2007. Cash provided by operating activities for the nine months ended September 30, 2007 included the proceeds received from NCM for the modification of our Exhibitor Services Agreement. See Note 6 to our condensed consolidated financial statements for further discussion of the NCM Transaction.
     We issued our 9 3/4% senior discount notes on March 31, 2004. Interest on the 9 3/4% senior discount notes has accreted rather than been paid in cash, which has benefited our operating cash flows for the periods presented. Interest will be paid in cash commencing September 15, 2009, at which time our operating cash flows will be impacted.
     Investing Activities
     Our investing activities have been principally related to the development and acquisition of additional theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $58.5 million for the nine months ended September 30, 2008 compared to cash provided by investing activities of $128.6 million for the nine months ended September 30, 2007. Cash provided by investing activities for the nine months ended September 30, 2007 included proceeds received from the sale of a portion of our investment in NCM. See Note 6 to our condensed consolidated financial statements for further discussion of the NCM Transaction.
     Capital expenditures for the nine months ended September 30, 2008 and 2007 were as follows (in millions):

	New	Existing
Period	Theatres	Theatres	Total
Nine Months Ended September 30, 2008	$48.4	$22.9	$71.3
Nine Months Ended September 30, 2007	$82.9	$27.1	$110.0
     We continue to expand our U.S. theatre circuit. We acquired two theatres with 28 screens, built three theatres with 48 screens and closed three theatres with 42 screens during the nine months ended September 30, 2008, bringing our total domestic screen count to 3,688. At September 30, 2008, we had signed commitments to open seven new theatres with 80 screens in domestic markets during 2008 and open ten new theatres with 140 screens subsequent to 2008. We estimate the remaining capital expenditures for the development of these 220 domestic screens will be approximately $80 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

     We continue to expand our international theatre circuit. We acquired two theatres with 16 screens, built two theatres with 11 screens and closed nine screens during the nine months ended September 30, 2008, bringing our total international screen count to 1,029. At September 30, 2008, we had signed commitments to open three new theatres with 18 screens in international markets during 2008 and open one new theatre with seven screens subsequent to 2008. We estimate the remaining capital expenditures for the development of these 25 international screens will be approximately $6.4 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
     We plan to fund capital expenditures for our continued development with cash flow from operations, borrowings under our senior secured credit facility, subordinated note borrowings, proceeds from sale leaseback transactions and/or sales of excess real estate.
     Financing Activities
     Cash used for financing activities was $74.9 million for the nine months ended September 30, 2008 compared to $150.4 million for the nine months ended September 30, 2007. Cash used for financing activities for the nine months ended September 30, 2007 reflected the repurchase of $332.1 million aggregate principal amount of our 9% senior subordinated notes and the net proceeds of approximately $245.8 million from an initial public offering of our common stock.
     In August 2007, we initiated a quarterly dividend policy. On February 26, 2008, our board of directors declared a cash dividend for the fourth quarter of 2007 in the amount of $0.18 per share of common stock payable to stockholders of record on March 6, 2008. The dividend was paid on March 14, 2008 in the total amount of $19.3 million. On May 9, 2008, our board of directors declared a cash dividend for the first quarter of 2008 in the amount of $0.18 per share of common stock payable to stockholders of record on May 30, 2008. The dividend was paid on June 12, 2008 in the total amount of $19.3 million. On August 7, 2008, our board of directors declared a cash dividend for the second quarter of 2008 in the amount of $0.18 per share of common stock payable to the stockholders of record on August 25, 2008. The dividend was paid on September 12, 2008 in the total amount of $19.3 million.
     On March 20, 2008, in one open market purchase, we repurchased $10.0 million aggregate principal amount at maturity of our 9 3/4% senior discount notes for approximately $9.0 million, including accreted interest of $2.9 million. We funded the transaction with proceeds from our initial public offering of common stock.
     We may from time to time, subject to compliance with our debt instruments, purchase on the open market our debt securities depending upon the availability and prices of such securities. Long-term debt consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Cinemark, Inc. 9 3/4% senior discount notes due 2014	$436,976	$415,768
Cinemark USA, Inc. term loan	1,097,600	1,101,686
Cinemark USA, Inc. 9% senior subordinated notes due 2013	181	184
Other long-term debt	2,808	6,107

Total long-term debt	1,537,565	1,523,745
Less current portion	12,671	9,166

Long-term debt, less current portion	$1,524,894	$1,514,579

     As of September 30, 2008, we had borrowings of $1,097.6 million outstanding on the term loan under our senior secured credit facility, $437.0 million accreted principal amount at maturity outstanding under our 9 3/4% senior discount notes, and approximately $0.2 million aggregate principal amount outstanding under the 9% senior subordinated notes. We had a minimum of approximately $121.4 million in available borrowing capacity under our revolving credit facility. The availability of our revolving credit facility may have recently been impacted by the insolvency of one of the lenders under our facility. As such, while we currently have only $0.1 million outstanding under the $150 million revolving credit facility, it is uncertain whether we could borrow the portion that would be funded by this insolvent lender, which is approximately $28.5 million. We were in full compliance with all covenants governing our outstanding debt at September 30, 2008.
     As of September 30, 2008, our long-term debt obligations, scheduled interest payments on long-term debt, future minimum lease obligations under non-cancelable operating and capital leases, scheduled interest payments under capital leases, outstanding letters of credit, obligations under employment agreements and purchase commitments for each period indicated are summarized as follows:

	Payments Due by Period
	(in millions)
		Less
		Than	1-3	4-5	After
Contractual Obligations	Total	One Year	Years	Years	5 Years
Long-term debt [1]	$1,557.0	$12.7	$23.7	$801.0	$719.6
Scheduled interest payments on long-term debt [2]	$470.5	76.9	196.5	176.7	20.4
Operating lease obligations	$1,886.6	179.5	351.4	330.8	1,024.9
Capital lease obligations	$125.6	5.4	12.2	13.2	94.8
Scheduled interest payments on capital leases	$108.8	12.4	23.2	21.3	51.9
Letters of credit	$0.1	0.1	—	—	—
Employment agreements	$9.6	3.2	6.4	—	—
Purchase commitments [3]	$97.8	29.1	68.3	0.4	—
FIN 48 liabilities [4]	$10.8	10.8	—	—	—

Total obligations	$4,266.8	$330.1	$681.7	$1,343.4	$1,911.6

[1]	Includes the 9 3/4% senior discount notes in the aggregate principal amount at maturity of $456.4 million.

[2]	Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates in effect on September 30, 2008. The average interest rates on our fixed rate and variable rate debt were 8.2% and 4.6%, respectively, as of September 30, 2008.

[3]	Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of September 30, 2008.

[4]	Excludes the Company’s long-term FIN 48 liabilities of $6.1 million because the Company cannot make a reliable estimate of the timing of the related cash payments.
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
     During July and August 2007, Cinemark, Inc. repurchased in six open market purchases a total of $47.0 million aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $42.8 million, including accreted interest of $10.9 million and a cash premium of $2.5 million. During November 2007, as part of an open market purchase, Cinemark, Inc. repurchased $22.2 million aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $20.9 million, including accreted interest of $5.7 million and a cash premium of $1.5 million. On March 20, 2008, in one open market purchase, Cinemark, Inc. repurchased $10.0 million aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $9.0 million, including accreted interest of $2.9 million. We funded the 2007 and 2008 transactions with proceeds from our initial public offering of common stock.
     As of September 30, 2008, the accreted principal balance of the notes was approximately $437.0 million and the aggregate principal amount at maturity was approximately $456.4 million.
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
     During October 2008, in seven open market purchases, we repurchased approximately $30.0 million aggregate principal amount at maturity of our 9 3/4% senior discount notes for approximately $27.3 million, including accreted interest of $9.8 million.
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
     At September 30, 2008, there was $1,097.6 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. A minimum of approximately $121.4 million was available for borrowing under the revolving credit line. The availability of our revolving credit facility may have recently been impacted by the insolvency of one of the lenders under the facility. As such, while we currently have only $0.1 million outstanding under the $150 million revolving credit facility, it is uncertain whether we could borrow the portion that would be funded by this lender, which is approximately $28.5 million. The average interest rate on outstanding borrowings under the senior secured credit facility at September 30, 2008 was 4.9% per annum.
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
     The senior secured credit facility contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on Cinemark USA, Inc.’s ability, and in certain instances, its subsidiaries’ and Cinemark Holdings, Inc.’s and Cinemark, Inc.’s ability, to consolidate or merge or liquidate, wind up or dissolve; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends, repurchase stock and voluntarily repurchase or redeem the 9 3/4% senior discount notes; and make capital expenditures and investments. The senior secured credit facility also requires Cinemark USA, Inc. to satisfy a consolidated net senior secured leverage ratio covenant as determined in accordance with the senior secured credit facility, if Cinemark USA, Inc. has borrowings outstanding under the revolving line of credit. The dividend restriction contained in the senior secured credit facility prevents us and any of our subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) we are not in default, and the distribution would not cause us to be in default, under the senior secured credit facility; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since October 5, 2006, including the distribution currently proposed, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since October 5, 2006, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the senior secured credit facility, since October 1, 2006, (c) $150 million and (d) certain other amounts specified in the senior secured credit facility, subject to certain adjustments specified in the senior secured credit facility. The dividend restriction is subject to certain exceptions specified in the senior secured credit facility.
     The senior secured credit facility also includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, certain types of change of control, material money judgments and failure to maintain subsidiary guarantees. If an event of default occurs, all commitments under the senior secured credit facility may be terminated and all obligations under the senior secured credit facility could be accelerated by the lenders, causing all loans outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable. The Cinemark Holdings, Inc. initial public offering of common stock is not considered a change of control under the senior secured credit facility.

     During March 2007, we entered into two interest rate swap agreements with effective dates of August 13, 2007 and terms of five years each. The interest rate swaps were designated to hedge approximately $500.0 million of our variable rate debt obligations. Under the terms of the interest rate swap agreements, we pay fixed rates of 4.918% and 4.922% on $375.0 million and $125.0 million, respectively, of variable rate debt and receive interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the three-month period following the reset date. No premium or discount was incurred upon us entering into the interest rate swaps because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were consummated. The fair values of the interest rate swaps are recorded on our condensed consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of other comprehensive income and the ineffective portion reported in earnings.
     The interest rate swap covering $375.0 million of our variable rate debt obligations under our senior secured credit facility qualified for cash flow hedge accounting treatment in accordance with SFAS No. 133 from inception through September 14, 2008. On September 14, 2008, the counterparty to the interest rate swap agreement announced it was filing for bankruptcy. As a result, we determined that on September 15, 2008, when the counterparty’s credit rating was downgraded, the interest rate swap was no longer highly effective. The change in fair value of this interest rate swap from inception to September 14, 2008 of $18.1 million has been reported as a component of other comprehensive income. As of September 30, 2008, the fair value of this interest rate swap was a liability of approximately $14.8 million. The gain related to the change in fair value of the interest rate swap from September 14, 2008 to September 30, 2008 of $3.3 million has been reported in earnings as a component of interest expense on the condensed consolidated statement of operations during the three and nine months ended September 30, 2008. On October 1, 2008, we terminated this interest rate swap, therefore the liability of $14.8 million has been reported as a component of other current liabilities as of September 30, 2008. We have determined that the forecasted transactions hedged by this interest rate swap are still probable to occur, thus the total amount reported in other comprehensive income related to this swap of $18.1 million will be amortized on a straight-line basis to interest expense over the period during which the forecasted transactions are expected to occur, which is September 15, 2008 through August 13, 2012. We will amortize approximately $4.6 million to interest expense over the next twelve months.
     We paid approximately $13.8 million, including accrued interest, pursuant to the terms of the interest rate swap agreement as a result of the termination referred to above. A gain of approximately $2.1 million will be reported in earnings as a component of interest expense on the condensed consolidated statement of operations during the three months ending December 31, 2008.
     On October 3, 2008, we entered into one interest rate swap agreement with an effective date of November 14, 2008 and a term of four years. The interest rate swap was designated to hedge approximately $100.0 million of our variable rate debt obligations under our senior secured credit facility for three years and $75.0 million of our variable rate debt obligations under our senior secured credit facility for four years. Under the terms of the interest rate swap agreement, we pay a fixed rate of 3.63% on $175.0 million of variable rate debt and receive interest at a variable rate based on the 1-month LIBOR. The 1-month LIBOR rate on each reset date determines the variable portion of the interest rate swap for the one-month period following the reset date. No premium or discount was incurred by us upon entering into the interest rate swap because the pay and receive rates on the interest rate swap represented prevailing rates for the counterparty at the time the interest rate swap was consummated. The interest rate swap qualifies for cash flow hedge accounting treatment in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as such, we have effectively hedged our exposure to variability in the future cash flows attributable to the 1-month LIBOR on $175.0 million of variable rate debt.
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
     As of September 30, 2008, Cinemark USA, Inc. had outstanding approximately $0.2 million aggregate principal amount of 9% senior subordinated notes. Cinemark USA, Inc. may redeem the remaining 9% senior subordinated notes at its option at any time.
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
Interest Rate Risk
     We are currently party to variable rate debt facilities. An increase or decrease in interest rates would affect interest costs relating to our variable rate debt facilities. At September 30, 2008, there was an aggregate of approximately $800.4 million of variable rate debt outstanding under these facilities, which excludes $300.0 million of Cinemark USA, Inc.’s term loan that is hedged with the Company’s interest rate swap agreements as discussed below. Based on the interest rate levels in effect on the variable rate debt outstanding at September 30, 2008, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $8.0 million.
     During March 2007, we entered into two interest rate swap agreements with effective dates of August 13, 2007 and terms of five years each. The interest rate swaps were designated to hedge approximately $500.0 million of our variable rate debt obligations. Under the terms of the interest rate swap agreements, we pay fixed rates of 4.918% and 4.922% on $375.0 million and $125.0 million, respectively, of variable rate debt and receive interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate-swaps for the three-month period following the reset date. No premium or discount was incurred upon us entering into the interest rate swaps because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were consummated. The fair values of the interest rate swaps are recorded on our condensed consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of other comprehensive income and the ineffective portion reported in earnings.
     The interest rate swap covering $375.0 million of our variable rate debt obligations under our senior secured credit facility qualified for cash flow hedge accounting treatment in accordance with SFAS No. 133 from inception through September 14, 2008. On September 14, 2008, the counterparty to the interest rate swap agreement announced it was filing for bankruptcy. As a result, we determined that on September 15, 2008, when the counterparty’s credit rating was downgraded, the interest rate swap was no longer highly effective. The change in fair value of this interest rate swap from inception to September 14, 2008 of $18.1 million has been reported as a component of other comprehensive income. As of September 30, 2008, the fair value of this interest rate swap was a liability of approximately $14.8 million. The gain related to the change in fair value of the interest rate swap from September 14, 2008 to September 30, 2008 of $3.3 million has been reported in earnings as a component of interest expense on the condensed consolidated statement of operations during the three and nine months ended September 30, 2008. On October 1, 2008, we terminated this interest rate swap, therefore the liability of $14.8 million has been reported as a component of other current liabilities as of September 30, 2008. We have determined that the forecasted transactions hedged by this interest rate swap are still probable to occur, thus the total amount reported in other comprehensive income related to this swap of $18.1 million will be amortized on a straight-line basis to interest expense over the period during which the forecasted transactions are expected to occur, which is September 15, 2008 through August 13, 2012. We will amortize approximately $4.6 million to interest expense over the next twelve months.
     We paid approximately $13.8 million, including accrued interest, pursuant to the terms of the interest rate swap agreement as a result of the termination referred to above. A gain of approximately $2.1 million will be reported in earnings as a component of interest expense on the condensed consolidated statement of operations during the three months ending December 31, 2008.
     On October 3, 2008, we entered into one interest rate swap agreement with an effective date of November 14, 2008 and a term of four years. The interest rate swap was designated to hedge approximately $100.0 million of our variable rate debt obligations under our senior secured credit facility for three years and $75.0 million of our variable rate debt obligations under our senior secured credit facility for four years. Under the terms of the interest rate swap agreement, we pay a fixed rate of 3.63% on $175.0 million of variable rate debt and receive interest at a variable rate based on the 1-month LIBOR. The 1-month LIBOR rate on each reset date determines the variable portion of the interest rate swap for the one-month period following the reset date. No premium or discount was incurred by us upon entering into the interest rate swap because the pay and receive rates on the interest rate swap represented prevailing rates for the counterparty at the time the interest rate swap was consummated. The interest rate swap qualifies for cash flow hedge accounting treatment in accordance with SFAS No. 133, “Accounting for Derivative

Instruments and Hedging Activities,” and as such, we have effectively hedged our exposure to variability in the future cash flows attributable to the 1-month LIBOR on $175.0 million of variable rate debt.
     The tables below provide information about our fixed rate and variable rate long-term debt agreements as of September 30, 2008 and December 31, 2007:

	Expected Maturity as of September 30, 2008
	(in millions)								Average
								Fair	Interest
	2009	2010	2011	2012	2013	Thereafter	Total	Value	Rate
Fixed rate (1)	$—	$—	$—	$—	$37.0	$719.6	$756.6	$734.7	8.2%
Variable rate	12.7	12.5	11.2	11.2	752.8	—	800.4	802.9	4.6%

Total debt	$12.7	$12.5	$11.2	$11.2	$789.8	$719.6	$1,557.0	$1,537.6

	Expected Maturity as of December 31, 2007
	(in millions)
									Average
								Fair	Interest
	2008	2009	2010	2011	2012	Thereafter	Total	Value	Rate
Fixed rate (2)	$—	$—	$—	$—	$—	$966.6	$966.6	$940.1	8.2%
Variable rate	9.2	13.8	12.4	11.2	271.6	289.6	607.8	612.8	6.7%

Total debt	$9.2	$13.8	$12.4	$11.2	$271.6	$1,256.2	$1,574.4	$1,552.9

(1)	Includes $300.0 million of the Cinemark USA, Inc. term loan, which represents the debt hedged with the Company’s interest rate swap agreements.

(2)	Includes $500.0 million of the Cinemark USA, Inc. term loan, which represents the debt hedged with the Company’s interest rate swap agreements that were in effect as of December 31, 2007.
Foreign Currency Exchange Rate Risk
     We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and construction interior finish items and other operating supplies used by our international subsidiaries. Principally all the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. Generally accepted accounting principles in the U.S. require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, generally accepted accounting principles in the U.S. require that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations result in us reporting exchange gains (losses) or foreign currency translation adjustments relating to our international subsidiaries depending on the inflationary environment of the country in which we operate. Based upon our equity ownership in our international subsidiaries as of September 30, 2008, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed would decrease the net book value of our investments in our international subsidiaries by approximately $36.5 million and would decrease the aggregate net income of our international subsidiaries by approximately $3.7 million.

Item 4T. Controls and Procedures
Evaluation of the Effectiveness of Disclosure Controls and Procedures
     As of September 30, 2008, we carried out an evaluation required by the Securities Exchange Act of 1934, as amended (“1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Controls Over Financial Reporting
     There have been no changes in our system of internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 of the 1934 Act that was conducted during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Previously reported under “Business – Legal Proceedings” in the Company’s Annual Report on Form 10-K filed March 28, 2008.
Item 1A. Risk Factors
     There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Company’s Annual Report on Form 10-K filed March 28, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds
     From April 23, 2007, the effective date of the registration statement on Form S-1, through the date of this report , the Company has used approximately $100.0 million of the net proceeds from its initial public offering of its common stock to repurchase approximately $109.2 million aggregate principal amount at maturity of its 9 3/4% senior discount notes, including accreted interest of approximately $29.3 million.
Item 5. Other Information
     On October 1, 2008, the Company issued respectively to Isthmian Holdings, Ltd., Inversiones y Servicios ISSA, S.A., BA Holdings, Ltd., Galaxy Music, Inc. and Darsana Universal, Inc. 361,193, 225,745, 135,447, 99,328 and 81,268 shares of common stock of the Company (the “Central America Share Exchange”) pursuant to an Exchange Option Agreement dated February 7, 2007 (the “Central America Exchange Agreement”) between the Company and the Company’s Central America Partners (as defined in the Central America Exchange Agreement). During May 2008, the Central America Partners exercised an option available under the Central America Exchange Agreement. Under this option, which was triggered by completion of the Company’s initial public offering, the Central America Partners are entitled to exchange their shares in Cinemark Equity Holdings Corporation, which is the Company’s Central America holding company, for shares of the Company’s common stock. The number of shares to be exchanged is determined based on the Company’s equity value and the equity value of the Central America Partners’ interest in Cinemark Equity Holdings Corporation, both of which are defined in the Central America Exchange Agreement. Prior to the exchange, the Company owned 51% of the shares in Cinemark Equity Holdings Corporation and subsequent to the exchange, the Company owns 100% of the shares in Cinemark Equity Holdings Corporation.

     On November 6, 2008, the Company issued 393,615 shares of common stock of the Company to Sidney Wright D.B. (the “Ecuador Share Exchange”) pursuant to an Exchange Option Agreement dated April 24, 2007, as amended (the “Ecuador Exchange Agreement”) between the Company and the Company’s Ecuador Partners (as defined in the Ecuador Exchange Agreement). During July 2008, the Ecuador Partners exercised an option available under the Ecuador Exchange Agreement. Under this option, which was triggered by completion of the Company’s initial public offering, the Ecuador Partners are entitled to exchange their shares in Cinemark del Ecuador S.A. for shares of the Company’s common stock. The number of shares to be exchanged is determined based on the Company’s equity value and the equity value of the Ecuador Partners’ interest in Cinemark del Ecuador S.A., both of which are defined in the Ecuador Exchange Agreement. Prior to the exchange, the Company owned 60% of the shares in Cinemark del Ecuador S.A. and subsequent to the exchange, the Company owns 100% of the shares in Cinemark del Ecuador S.A.
     The issuance of the shares of common stock of the Company under the Ecuador Share Exchange and the Central America Share Exchange were made by the Company in reliance on the exemptions from registration provided pursuant to Section 4(2) of the Securities Act of 1933, as amended.
Item 6. Exhibits
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

DATE: November 10, 2008	CINEMARK HOLDINGS, INC. Registrant
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