Form 10-Q
period 2009-03-31
Cinemark Holdings, Inc.
filed 2009-05-07
CIK 1385280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of April 30, 2009, 109,277,019 shares of common stock were outstanding.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Cautionary Statement Regarding Forward-Looking Statements
Certain matters within this Quarterly Report on Form 10-Q include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10Q, other than statements of historical fact, may constitute forward-looking statements. Forward-looking statements can be identified by the use of words such as “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. For a description of the risk factors, please review the “Risk Factors” section or other sections in the Company’s Annual Report on Form 10-K filed March 13, 2009 and quarterly reports on Form 10-Q, filed with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by such risk factors. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	March 31,	December 31,
	2009	2008
Assets
Current Assets
Cash and cash equivalents	$305,504	$349,603
Inventories	7,705	8,024
Accounts receivable	23,329	24,688
Income tax receivable	—	8,948
Current deferred tax asset	2,727	2,799
Prepaid expenses and other	7,348	9,319

Total current assets	346,613	403,381

Theatre properties and equipment	1,811,281	1,764,600
Less accumulated depreciation and amortization	584,233	556,317

Theatre properties and equipment, net	1,227,048	1,208,283

Other assets
Goodwill	1,083,098	1,039,818
Intangible assets — net	342,794	341,768
Investment in NCM	34,229	19,141
Investments in and advances to affiliates	3,676	4,284
Deferred charges and other assets — net	50,283	49,033

Total other assets	1,514,080	1,454,044

Total assets	$3,087,741	$3,065,708

Liabilities and Stockholders’ Equity

Current Liabilities
Current portion of long-term debt	$12,540	$12,450
Current portion of capital lease obligations	6,642	5,532
Income tax payable	4,391	—
Current FIN 48 liability	10,775	10,775
Accounts payable and accrued expenses	169,124	202,413

Total current liabilities	203,472	231,170

Long-term liabilities
Long-term debt, less current portion	1,500,996	1,496,012
Capital lease obligations, less current portion	138,490	118,180
Deferred income taxes	132,953	135,417
Long-term portion FIN 48 liability	7,232	6,748
Deferred lease expenses	24,490	23,371
Deferred revenue — NCM	204,856	189,847
Other long-term liabilities	51,956	40,736

Total long-term liabilities	2,060,973	2,010,311

Commitments and Contingencies (see Note 18)

Stockholders’ Equity
Cinemark Holdings, Inc.’s stockholders’ equity:
Common stock, $0.001 par value: 300,000,000 shares authorized and 109,266,898 shares issued and outstanding at March 31, 2009 and 108,835,365 shares issued and outstanding at December 31, 2008	109	109
Additional paid-in-capital	964,123	962,353
Retained deficit	(80,914)	(78,859)
Accumulated other comprehensive loss	(72,865)	(72,347)

Total Cinemark Holdings, Inc.’s stockholders’ equity	810,453	811,256
Noncontrolling interests	12,843	12,971

Total stockholders’ equity	823,296	824,227

Total liabilities and stockholders’ equity	$3,087,741	$3,065,708

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data, unaudited)

	Three months ended March 31,
	2009	2008
Revenues
Admissions	$279,883	$262,367
Concession	130,031	122,157
Other	15,886	16,492

Total revenues	425,800	401,016

Cost of Operations
Film rentals and advertising	147,126	138,140
Concession supplies	19,717	18,749
Salaries and wages	44,350	42,587
Facility lease expense	55,738	56,322
Utilities and other	48,728	48,165
General and administrative expenses	21,788	20,572
Depreciation and amortization	36,133	37,407
Amortization of favorable/unfavorable leases	323	704
Impairment of long-lived assets	1,039	4,487
(Gain) loss on sale of assets and other	272	(199)

Total cost of operations	375,214	366,934

Operating income	50,586	34,082

Other income (expense)
Interest expense	(25,464)	(32,073)
Interest income	1,832	3,744
Foreign currency exchange gain (loss)	66	(216)
Loss on early retirement of debt	—	(40)
Distributions from NCM	6,579	5,182
Equity in loss of affiliates	(605)	(635)

Total other expense	(17,592)	(24,038)

Income before income taxes	32,994	10,044
Income taxes	14,643	3,641

Net income	$18,351	$6,403
Less: Net income attributable to noncontrolling interests	786	1,152

Net income attributable to Cinemark Holdings, Inc.	$17,565	$5,251

Weighted average shares outstanding
Basic	108,463	106,965

Diluted	109,566	109,197

Earnings per share attributable to Cinemark Holdings, Inc.’s common stockholders
Basic	$0.16	$0.05

Diluted	$0.16	$0.05

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2009	2008
Operating Activities
Net income	$18,351	$6,403

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	35,229	36,383
Amortization of intangible and other assets	1,227	1,728
Amortization of long-term prepaid rents	390	404
Amortization of debt issue costs	1,193	1,162
Amortization of deferred revenues, deferred lease incentives and other	(1,002)	(846)
Amortization of accumulated other comprehensive loss related to interest rate swap agreement	1,158	—
Impairment of long-lived assets	1,039	4,487
Share based awards compensation expense	1,578	861
(Gain) loss on sale of assets and other	272	(199)
Write-off of unamortized debt issue costs related to early retirement of debt	—	193
Accretion of interest on senior discount notes	8,085	10,008
Deferred lease expenses	1,088	1,232
Deferred income tax expenses	(2,422)	(8,041)
Equity in loss of affiliates	605	635
Interest paid on repurchased senior discount notes	—	(2,929)
Increase in deferred revenue related to new beverage contract	6,000	—
Other	424	—
Changes in assets and liabilities	(21,740)	(26,793)

Net cash provided by operating activities	51,475	24,688

Investing Activities
Additions to theatre properties and equipment	(22,872)	(30,801)
Proceeds from sale of theatre properties and equipment	510	2,439
Acquisition of theatres in the U.S.	(48,950)	—
Increase in escrow deposit due to like-kind exchange	—	(2,089)
Investment in joint venture — DCIP	—	(1,000)

Net cash used for investing activities	(71,312)	(31,451)

Financing Activities
Proceeds from stock option exercises	192	49
Dividends paid to stockholders	(19,595)	(19,270)
Repurchase of senior discount notes	—	(6,174)
Repayments of other long-term debt	(3,147)	(1,266)
Payments on capital leases	(1,299)	(1,137)
Other	(94)	(119)

Net cash used for financing activities	(23,943)	(27,917)

Effect of exchange rate changes on cash and cash equivalents	(319)	1,641

Decrease in cash and cash equivalents	(44,099)	(33,039)
Cash and cash equivalents:
Beginning of period	349,603	338,043

End of period	$305,504	$305,004

Supplemental Information (see Note 15)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
1. The Company and Basis of Presentation
     Cinemark Holdings, Inc. and subsidiaries (the “Company”) are leaders in the motion picture exhibition industry in terms of both revenues and the number of screens in operation, with theatres in the United States (“U.S.”), Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. The Company also managed additional theatres in the U.S., Brazil, and Colombia during the three months ended March 31, 2009.
     The condensed consolidated financial statements have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these interim financial statements reflect all adjustments of a recurring nature necessary to state fairly the financial position and results of operations as of, and for, the periods indicated. Majority-owned subsidiaries that the Company controls are consolidated while those subsidiaries of which the Company owns between 20% and 50% and does not control are accounted for as affiliates under the equity method. Those subsidiaries of which the Company owns less than 20% are generally accounted for as affiliates under the cost method, unless the Company is deemed to have the ability to exercise significant influence over the affiliate, in which case the Company would account for its investment under the equity method. The results of these subsidiaries and affiliates are included in the condensed consolidated financial statements effective with their formation or from their dates of acquisition. Intercompany balances and transactions are eliminated in consolidation.
     These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2008, included in the Annual Report on Form 10-K filed March 13, 2009 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results to be achieved for the full year.
2. New Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”. This statement requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method); expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in income, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred rather than being capitalized as part of the cost of acquisition. Adoption of SFAS No. 141(R) was required for business combinations that occurred after December 15, 2008. Adoption of this statement did not have a significant impact on the Company’s condensed consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements”. This statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will no longer be shown as an expense item for all periods presented, but will be included in consolidated net income on the face of the income statement. SFAS No. 160 requires disclosure on the face of the consolidated income statement of the amounts of consolidated net income attributable to the parent and the noncontrolling interest. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Upon adoption of this statement, the Company has recognized its noncontrolling interests as equity in the condensed consolidated balance sheets, has reflected net income attributable to noncontrolling interests in consolidated net income and has provided, in Note 4, a summary of changes in

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
equity attributable to noncontrolling interests, changes attributable to Cinemark Holdings, Inc. and changes in total equity.
     In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133”. This statement intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about their impact on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires disclosures regarding the objectives for using derivative instruments, the fair values of derivative instruments and their related gains and losses, and the accounting for derivatives and related hedged items. SFAS No. 161 was effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The adoption of SFAS No. 161 did not impact the Company’s condensed consolidated financial statements, nor did it have a significant impact on the Company’s disclosures.
     In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share Based Payment Transactions Are Participating Securities” (“FSP-EITF 03-6-1”). Under FSP-EITF 03-6-1, unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP-EITF 03-6-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. The adoption of FSP-EITF 03-6-1 did not have a significant impact on the Company’s earnings per share calculations.
     In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require that disclosures about the fair value of financial instruments be included in the notes to financial statements issued during interim periods. Fair value information must be presented in the notes to financial statements together with the carrying amounts of the financial instruments. It must be clearly stated whether the amounts are assets or liabilities and how they relate to information presented in the balance sheet. The disclosures must include methods and significant assumptions used to estimate fair values, along with any changes in those methods and assumptions from prior periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The adoption of FSP FAS-107-1 and APB 28-1 is not expected to have a significant impact on the Company’s disclosures.
3. Earnings Per Share
     As of January 1, 2009, the Company adopted FASB Staff Position (“FSP”)  EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. Under FSP-EITF 03-6-1, unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of FSP-EITF 03-6-1 did not have a significant impact on the Company’s earnings per share calculations.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Basic earnings per share for the two classes of stock (common stock and unvested restricted stock) is calculated by dividing net income by the weighted average number of shares of common stock and unvested restricted stock outstanding during the reported period. Diluted earnings per share is calculated using the weighted average number of shares of common stock and unvested restricted stock plus the potentially dilutive effect of common equivalent shares outstanding determined under both the two class method and the treasury stock method. For the three months ended March 31, 2009 and 2008, diluted earnings per share was the same under both the two class method and the treasury stock method. The following table presents computations of basic and diluted earnings per share under the two class method:

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Net income attributable to Cinemark Holdings, Inc.	$17,565	$5,251
Earnings allocated to participating share-based awards(1)	(65)	(3)

Net income attributable to common stockholders	$17,500	$5,248

Denominator (shares in thousands):

Basic weighted average common stock outstanding	108,463	106,965
Common equivalent shares for stock options	1,103	2,232
Common equivalent shares for restricted stock units (2)	—	—

Diluted	109,566	109,197

Basic earnings per share attributable to common stockholders	$0.16	$0.05

Diluted earnings per share attributable to common stockholders	$0.16	$0.05

(1)	For the three months ended March 31, 2009 and 2008, a weighted average of approximately 408 and 64 shares of unvested restricted stock, respectively, are considered participating securities.

(2)	Common equivalent shares for restricted stock units of 325 and 76 were excluded from the diluted earnings per share calculation for the three months ended March 31, 2009 and 2008, respectively, because they were anti-dilutive.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
4. Stockholders’ Equity
     Below is a summary of changes in equity attributable to Cinemark Holdings, Inc., noncontrolling interests and total equity for the three months ended March 31, 2009 and 2008:

	Cinemark
	Holdings, Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interests	Equity

Balance at December 31, 2008	$811,256	$12,971	$824,227

Share based awards compensation expense	1,578	—	1,578
Exercise of stock options	192	—	192
Dividends paid to stockholders	(19,595)	—	(19,595)
Dividends accrued on unvested restricted stock unit awards	(25)	—	(25)
Dividends paid to noncontrolling interests	—	(93)	(93)
Comprehensive income:			—
Net income	17,565	786	18,351
Fair value adjustments on interest rate swap agreements, net of taxes of $31	52	—	52
Amortization of accumulated other comprehensive loss on terminated swap agreement	1,158	—	1,158
Foreign currency translation adjustment	(1,728)	(821)	(2,549)

Balance at March 31, 2009	$810,453	$12,843	$823,296

     On February 13, 2009, the Company’s board of directors declared a cash dividend for the fourth quarter of 2008 in the amount of $0.18 per share of common stock payable to stockholders of record on March 5, 2009. The dividend was paid on March 20, 2009 in the total amount of approximately $19,595.

	Cinemark
	Holdings, Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interests	Equity

Balance at December 31, 2007	$1,019,203	$16,182	$1,035,385

Share based awards compensation expense	861	—	861
Exercise of stock options	49	—	49
Dividends paid to stockholders	(19,270)	—	(19,270)
Dividends paid to noncontrolling interests	—	(119)	(119)
Comprehensive income:			—
Net income	5,251	1,152	6,403
Fair value adjustments on interest rate swap agreements, net of taxes of $7,454	(11,959)	—	(11,959)
Foreign currency translation adjustment	8,888	933	9,821

Balance at March 31, 2008	$1,003,023	$18,148	$1,021,171

     During the three months ended March 31, 2009 and 2008, there were no increases or decreases to the Company’s additional paid in capital for purchases or sales of existing noncontrolling interests.
5. Acquisitions
     On March 18, 2009, the Company acquired four theatres with 82 screens from Muvico Entertainment L.L.C. in an asset purchase for approximately $48,950 in cash. The acquisition results in an expansion of the Company’s U.S. theatre base, as three of the theatres are located in Florida and one theatre is located in Maryland. The Company incurred approximately $113 in transaction costs, which are reflected in general and administrative expenses on the condensed consolidated statement of income for the three months ended March 31, 2009.
     The transaction was accounted for by applying the acquisition method in accordance with SFAS No. 141(R) “Business Combinations”. The following table represents the identifiable assets acquired and liabilities assumed that have been recognized by the Company in its condensed consolidated balance sheet as of March 31, 2009:

Theatre properties and equipment	$30,500
Brandname	2,000
Noncompete agreement	1,500
Goodwill	43,470
Unfavorable lease	(5,800)
Capital lease liability (for one theatre)	(22,720)

Total	$48,950

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     The amounts listed above are provisional and will be updated by the Company upon completion of the valuation analyses necessary to properly allocate the purchase price. The goodwill recorded is fully deductible for tax purposes.
6. Investment in National CineMedia
     In March 2005, Regal Entertainment Inc. (“Regal”) and AMC Entertainment Inc. (“AMC”) formed National CineMedia, LLC, or NCM, and on July 15, 2005, the Company joined NCM, as one of the founding members. NCM operates the largest digital in-theatre network in the U.S. for providing cinema advertising and non-film events and combines the cinema advertising and non-film events businesses of the three largest motion picture exhibitors in the U.S. Upon joining NCM, the Company and NCM entered into an Exhibitor Services Agreement, pursuant to which NCM provides advertising, promotion and event services to the Company’s theatres.
     In consideration for NCM’s exclusive access to the Company’s theatre attendees for on-screen advertising and use of off-screen locations within the Company’s theatres for the lobby entertainment network and lobby promotions, the Company receives a monthly theatre access fee under the Exhibitor Services Agreement. The theatre access fee is composed of a fixed payment per patron, initially seven cents, and a fixed payment per digital screen, which may be adjusted for certain enumerated reasons. The payment per theatre patron will increase by 8% every five years, with the first such increase taking effect after the end of fiscal 2011, and the payment per digital screen, initially eight hundred dollars per digital screen per year, will increase annually by 5%, beginning after 2007. For 2009, the annual payment per digital screen is eight hundred eighty-two dollars. The theatre access fee paid in the aggregate to Regal, AMC and the Company will not be less than 12% of NCM’s Aggregate Advertising Revenue (as defined in the Exhibitor Services Agreement), or it will be adjusted upward to reach this minimum payment. Additionally, with respect to any on-screen advertising time provided to the Company’s beverage concessionaire, the Company is required to purchase such time from NCM at a negotiated rate. The Exhibitor Services Agreement has, except with respect to certain limited services, a term of 30 years.
     During March 2008, NCM performed a common unit adjustment calculation in accordance with the Common Unit Adjustment Agreement dated as of February 13, 2007 between NCM, Inc. and the Company, Regal and AMC. The common unit adjustment is based on the change in the number of screens operated by and attendance of the Company, AMC and Regal. As a result of the common unit adjustment calculation, the Company received an additional 846,303 common units of NCM, each of which is convertible into one share of NCM, Inc. common stock. The Company recorded the additional common units received at fair value as an investment with a corresponding adjustment to deferred revenue of $19,020. The common unit adjustment resulted in an increase in the Company’s ownership percentage in NCM from approximately 14.0% to approximately 14.5%. Subsequent to the annual common unit adjustment discussed above, in May 2008, Regal completed an acquisition of another theatre circuit that required an extraordinary common unit adjustment calculation by NCM in accordance with the Common Unit Adjustment Agreement. As a result of this extraordinary common unit adjustment, Regal was granted additional common units of NCM, which resulted in dilution of the Company’s ownership interest in NCM from 14.5% to 14.1%.
     During March 2009, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, the Company received an additional 1,197,303 common units of NCM, each of which is convertible into one share of NCM, Inc. common stock. The Company recorded the additional common units received at fair value as an investment with a corresponding adjustment to deferred revenue of $15,536. The common unit adjustment resulted in a change in the Company’s ownership percentage in NCM from approximately 14.1% to 15.0%. As of March 31, 2009, the Company owned a total of 15,188,955 common units of NCM.
     The Company accounts for its investment in NCM under the equity method of accounting due to its ability to exercise significant control over NCM. The Company has substantial rights as a founding member, including the right to designate a total of two nominees to the ten-member Board of Directors of NCM Inc., the sole manager.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Below is a summary of activity with NCM as included in the Company’s condensed consolidated financial statements:

	Three Months Ended
	March 31,
	2009	2008

Other revenue	$1,401	$401
Equity loss	$(24)	$—
Distributions from NCM	$6,579	$5,182

	As of
	March 31,	December 31,
	2009	2008
Accounts receivable from NCM	$480	$228
     Below is summary financial information for NCM for the year ended January 1, 2009 (data for the three month period ended April 2, 2009 is not yet available):

Gross revenues	$369,524
Operating income	$172,627
Net earnings	$95,328
7. Investment in Digital Cinema Implementation Partners
     On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as Digital Cinema Implementation Partners LLC (“DCIP”) to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. Future digital cinema developments will be managed by DCIP, subject to the Company’s approval along with the Company’s partners, AMC and Regal. As of March 31, 2009, the Company has invested $5,500 and has a one-third ownership interest in DCIP. The Company is accounting for its investment in DCIP under the equity method of accounting.
     During the three months ended March 31, 2008 and 2009, the Company recorded equity losses of $601 and $640, respectively, relating to this investment. The Company’s investment basis in DCIP was $1,017 and $377 at December 31, 2008 and March 31, 2009, respectively, which is included in investments in and advances to affiliates on the condensed consolidated balance sheets.
8. Share Based Awards
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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Stock Options — A summary of stock option activity and related information for the three months ended March 31, 2009 is as follows:

			Weighted
		Weighted	Average
		Average	Grant	Aggregate
	Number of	Exercise	Date Fair	Intrinsic
	Options	Price	Value	Value
Outstanding at December 31, 2008	6,139,670	$7.63	$3.51
Granted	—	—	—
Exercised	(25,198)	$7.63	$3.51
Forfeited	—	—	—

Outstanding at March 31, 2009	6,114,472	$7.63	$3.51	$10,761

Options exercisable at March 31, 2009	6,108,877	$7.63	$3.51	$10,752

     The total intrinsic value of options exercised during the three months ended March 31, 2009 was $29.
     During the three months ended March 31, 2009, the Company changed its estimated forfeiture rate of 5% to 2.5% based on actual cumulative stock option forfeitures. The cumulative impact of the reduction in forfeiture rate was $260 and was recorded as additional compensation expense during the three months ended March 31, 2009.
     The Company recorded compensation expense of $1,020, including the aforementioned $260 related to the change in forfeiture rate, and a tax benefit of approximately $385 during the three months ended March 31, 2009, related to the outstanding stock options. As of March 31, 2009, there was no remaining unrecognized compensation expense related to outstanding stock options and all outstanding options fully vested on April 2, 2009. All options outstanding at March 31, 2009 have an average remaining contractual life of approximately 5.5 years.
     Restricted Stock — During the three months ended March 31, 2009, the Company granted 406,335 shares of restricted stock to employees of the Company. The fair value of the shares of restricted stock was determined based on the market value of the Company’s stock on the date of grant, which was $9.50 per share. The Company assumed a forfeiture rate of 5% for the restricted stock awards. The restricted stock vests over four years based on continued service by the employee.
     A summary of restricted stock activity for the three months ended March 31, 2009 is as follows:

		Weighted
		Average
	Shares of	Grant
	Restricted	Date
	Stock	Fair Value
Outstanding at December 31, 2008	385,666	$13.32
Granted	406,335	$9.50
Forfeited	—	—
Vested	—	$—

Outstanding at March 31, 2009	792,001

Unvested restricted stock at March 31, 2009	792,001

     The Company recorded compensation expense of $442 related to restricted stock awards during the three months ended March 31, 2009. As of March 31, 2009, the remaining unrecognized compensation expense related to restricted stock awards was $7,198 and the weighted average period over which this remaining compensation expense will be recognized is approximately 3.5 years. Upon vesting, the Company receives a tax deduction. The recipients of restricted

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
stock are entitled to receive dividends and to vote their respective shares, however the sale and transfer of the restricted shares is prohibited during the restriction period.
     Restricted Stock Units — During the three months ended March 31, 2009, the Company granted restricted stock units representing 291,305 hypothetical shares of common stock under the Restated Incentive Plan. Similar to the restricted stock unit awards granted during 2008, the restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the three fiscal year period ending December 31, 2011 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments (as defined in the restricted stock unit award agreement). The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity. If the IRR for the three year period is at least 8.5%, which is the threshold, one-third of the restricted stock units vest. If the IRR for the three year period is at least 10.5%, which is the target, two-thirds of the restricted stock units vest. If the IRR for the three year period is at least 12.5%, which is the maximum, 100% of the restricted stock units vest. All payouts of restricted stock units that vest will be subject to an additional service requirement and will be paid in the form of common stock if the participant continues to provide services through March 27, 2013, which is the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards become vested.
     Below is a table summarizing the potential awards at each of the three levels of financial performance:

	Number of
	Shares	Value at
	Vesting	Grant
at IRR of at least 8.5%	97,097	$922
at IRR of at least 10.5%	194,208	$1,845
at IRR of at least 12.5%	291,305	$2,767
     Due to the fact that the IRR for the three year period ending December 31, 2011 cannot be determined at the time of grant, the Company has estimated that the most likely outcome is the achievement of the mid-point IRR level. As a result, the total compensation expense to be recorded for the restricted stock unit awards is $1,808 assuming a total of 190,324 units will vest at the end of the four year period. If during the service period, additional information becomes available to lead the Company to believe a different IRR level will be achieved for the three year period ending December 31, 2011, the Company will reassess the number of units that will vest and adjust its compensation expense accordingly on a prospective basis over the remaining service period.
     Below is a summary of outstanding restricted stock units:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested restricted stock units at December 31, 2008(1) (2)	135,027	$13.00
Granted (1)	190,324	$9.50
Forfeited	—	$—
Vested	—	$—

Unvested restricted stock units at March 31, 2009	325,351

(1)	Represents the number of shares to be issued, net of estimated forfeitures, if the mid-point IRR level is achieved for each respective grant.

(2)	The terms of these awards are similar to those discussed for the awards granted during the three months ended March 31, 2009.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     The Company recorded compensation expense of $116 related to all outstanding restricted stock unit awards during the three months ended March 31, 2009. As of March 31, 2009, the remaining unrecognized compensation expense related to restricted stock unit awards was $3,121 and the weighted average period over which the remaining compensation expense will be recognized is approximately 3.5 years.
9. Early Retirement of Long-Term Debt
     On March 20, 2008, in one open market purchase, the Company repurchased $10,000 aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $8,950. The Company funded the transaction with proceeds from the April 2007 initial public offering of its common stock. As a result of the transaction, the Company recorded a loss on early retirement of debt of $40 during the three months ended March 31, 2008, which primarily includes the write-off of unamortized debt issue costs partially offset by a discount on the repurchased senior discount notes.
10. Interest Rate Swap Agreements
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
     On September 14, 2008, the counterparty to the $375,000 interest rate swap agreement filed for bankruptcy protection. As a result, the Company determined that on September 15, 2008, when the counterparty’s credit rating was downgraded, the interest rate swap was no longer highly effective. On October 1, 2008, this interest rate swap was terminated by the Company. The change in fair value of this interest rate swap agreement from inception to September 14, 2008 was recorded as a component of accumulated other comprehensive loss. The change in fair value from September 15, 2008 through September 30, 2008 and the gain on termination were recorded in earnings as a component of interest expense during the year ended December 31, 2008. The Company determined that the forecasted transactions hedged by this interest rate swap are still probable to occur, thus the total amount reported in accumulated other comprehensive loss related to this swap of $18,147 is being amortized on a straight-line basis to interest expense over the period during which the forecasted transactions are expected to occur, which is September 15, 2008 through August 13, 2012. The Company amortized approximately $0 and $1,158 to interest expense during the three months ended March 31, 2008 and 2009, respectively. The Company will amortize approximately $4,633 to interest expense over the next twelve months.
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
     As of March 31, 2009, the fair values of the $125,000 interest rate swap and the $175,000 interest rate swap were liabilities of approximately $13,182 and $11,516, respectively which have been recorded as a component of other long-term liabilities. A corresponding cumulative amount of $15,213, net of taxes, has been recorded as an increase in accumulated other comprehensive loss on the Company’s condensed consolidated balance sheet as of March 31, 2009. The interest rate swaps exhibited no ineffectiveness during the three months ended March 31, 2009.
     Below is a reconciliation of our interest rate swap values, as included in other long-term liabilities on the condensed consolidated balance sheets, from the beginning of the year to March 31, 2009:

Beginning liability balance — January 1, 2009	$24,781
Total gain included in accumulated other comprehensive loss	(83)

Ending liability balance — March 31, 2009	$24,698

11. Goodwill and Other Intangible Assets
     The Company’s goodwill was as follows:

	U.S.	International
	Operating	Operating
	Segment	Segment	Total
Balance at December 31, 2008	$903,461	$136,357	$1,039,818
Acquisition of theatres (1)	43,470	—	43,470
Foreign currency translation adjustments	—	(190)	(190)

Balance at March 31, 2009	$946,931	$136,167	$1,083,098

(1)	See Note 5.
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company evaluates goodwill for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate, the carrying value of goodwill might exceed its estimated fair value.
     The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. The Company considers the reporting unit to be each of its sixteen regions in the U.S. and each of its eight countries internationally (Honduras, El Salvador, Nicaragua, Costa Rica and Panama are considered one reporting unit). Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value exceeds the estimated fair value, a second step is performed to measure the potential goodwill impairment. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluation performed during the fourth quarter of 2008. These fair value estimates fall in Level 3 under SFAS No. 157 “Fair Value Measurements.” Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Intangible assets consisted of the following:

				Foreign
				Currency
				Translation
	Balance at			Adjustments	Balance at
	December 31,			and	March 31,
	2008	Additions(1)	Amortization	Impairment(2)	2009
Intangible assets with finite lives:
Vendor contracts:
Gross carrying amount	55,840	(485)	—	(171)	55,184
Accumulated amortization	(26,664)	—	(771)	—	(27,435)

Net carrying amount	29,176	(485)	(771)	(171)	27,749

Other intangible assets:

Gross carrying amount	22,856	3,500	—	(263)	26,093
Accumulated amortization	(19,366)	—	(454)	—	(19,820)

Net carrying amount	3,490	3,500	(454)	(263)	6,273

Total net intangible assets with finite lives	32,666	3,015	(1,225)	(434)	34,022
Intangible assets with indefinite lives:
Tradename	309,102	—	—	(330)	308,772

Total intangible assets — net	$341,768	$3,015	$(1,225)	$(764)	$342,794

(1)	The additions to other intangible assets are a result of the acquisition of theatres in the U.S. during March 2009 as discussed in Note 5. The reduction in vendor contracts is a result of an adjustment to the preliminary purchase price allocation related to the acquisition of theatres in Brazil, which occurred during 2008.

(2)	See Note 12 for summary of impairment charges.
     Aggregate amortization expense of $1,227 for the three months ended March 31, 2009 consisted of $1,225 of amortization of intangible assets and $2 of amortization of other assets. Estimated aggregate future amortization expense for intangible assets is as follows:

For the nine months ended December 31, 2009	$4,186
For the twelve months ended December 31, 2010	5,376
For the twelve months ended December 31, 2011	5,087
For the twelve months ended December 31, 2012	4,200
For the twelve months ended December 31, 2013	3,470
Thereafter	11,703

Total	$34,022

12. Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate, the carrying amount of the assets may not be fully recoverable.
     The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible assets carrying values, the age of a recently built theatre,

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
competitive theatres in the marketplace, changes in foreign currency exchange rates, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment indicators on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. Fair value is determined based on a multiple of cash flows, which was eight times for the evaluation performed during the three months ended March 31, 2008 and six and a half times for the evaluation performed during the three months ended March 31, 2009. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. These fair value estimates fall in Level 3 under SFAS No. 157 “Fair Value Measurements.” The estimated aggregate fair value of the long-lived assets impaired during the three months ended March 31, 2009 was approximately $2,600. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions.

	Three Months Ended
	March 31,
	2009	2008

United States theatre properties	$821	$4,487
International theatre properties	147	—

Subtotal	968
Intangible assets	71	—

Impairment of long-lived assets	$1,039	$4,487

13. Foreign Currency Translation
     The accumulated other comprehensive loss account in stockholders’ equity of $72,347 and $72,865 at December 31, 2008 and March 31, 2009, respectively, includes the cumulative foreign currency adjustments from translating the financial statements of the Company’s international subsidiaries into U.S. dollars.
     In 2009 and 2008, all foreign countries where the Company has operations were deemed non-highly inflationary. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.
     On March 31, 2009, the exchange rate for the Brazilian real was 2.31 reais to the U.S. dollar (the exchange rate was 2.36 reais to the U.S. dollar at December 31, 2008). As a result, the effect of translating the March 31, 2009 Brazilian financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in stockholders’ equity of $2,841. At March 31, 2009, the total assets of the Company’s Brazilian subsidiaries were U.S. $174,810.
     On March 31, 2009, the exchange rate for the Mexican peso was 14.44 pesos to the U.S. dollar (the exchange rate was 13.78 pesos to the U.S. dollar at December 31, 2008). As a result, the effect of translating the March 31, 2009 Mexican financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a decrease in stockholders’ equity of $4,295. At March 31, 2009, the total assets of the Company’s Mexican subsidiaries were U.S. $116,107.
     On March 31, 2009, the exchange rate for the Chilean peso was 586.36 pesos to the U.S. dollar (the exchange rate was 648.00 pesos to the U.S. dollar at December 31, 2008). As a result, the effect of translating the March 31, 2009 Chilean financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in stockholders’ equity of $1,435. At March 31, 2009, the total assets of the Company’s Chilean subsidiaries were U.S. $22,060.
     The effect of translating the March 31, 2009 financial statements of the Company’s other international subsidiaries,

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
with local currencies other than the U.S. dollar, is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a decrease in stockholders’ equity of $1,709.
14. Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the condensed consolidated financial statements. The Company’s comprehensive income was as follows:

	Three Months Ended
	March 31,
	2009	2008

Net income	$18,351	$6,403
Fair value adjustments on interest rate swap agreements, net of taxes (see Note 10)	52	(11,959)
Amortization of accumulated other comprehensive loss related to terminated swap agreement (see Note 10)	1,158	—
Foreign currency translation adjustment (see Note 13)	(2,549)	9,821

Comprehensive income	$17,012	$4,265
Comprehensive income attributable to noncontrolling interests (1)	35	(2,085)

Comprehensive income attributable to Cinemark Holdings, Inc.	$17,047	$2,180

(1)	Comprehensive income attributable to noncontrolling interests consisted of net income and foreign currency translation adjustments.
15. Supplemental Cash Flow Information
     The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Three Months Ended
	March 31,
	2009	2008

Cash paid for interest	$15,340	$26,522
Cash paid for income taxes, net of refunds received	$2,873	$(5,063)
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$(3,903)	$(5,104)
Theatre properties acquired under capital lease (2)	$19,800	$7,911
Investment in NCM (See Note 6)	$15,536	$—
Dividends accrued on unvested restricted stock unit awards	$25	$—

(1)	Additions to theatre properties and equipment included in accounts payable as of December 31, 2008 and March 31, 2009 were $13,989 and $17,892, respectively.

(2)	Amount recorded during the three months ended March 31, 2009 was a result of the acquisition of theatres in the U.S. as discussed in Note 5.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
16. Segments
     The Company manages its international market and its U.S. market as separate reportable operating segments. The international segment consists of operations in Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. The U.S. segment includes U.S. and Canada operations. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenues, primarily screen advertising. The primary measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company’s management evaluates the performance of its assets on a consolidated basis.
     Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended
	March 31,
	2009	2008

Revenues
U.S.	$341,445	$308,799
International	85,195	93,109
Eliminations	(840)	(892)

Total Revenues	$425,800	$401,016

Adjusted EBITDA
U.S.	$81,719	$64,876
International	16,269	19,284

Total Adjusted EBITDA	$97,988	$84,160

Capital Expenditures
U.S.	$16,251	$25,895
International	6,621	4,906

Total Capital Expenditures	$22,872	$30,801

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2009	2008

Net income	$18,351	$6,403
Add (deduct):
Income taxes	14,643	3,641
Interest expense (1)	25,464	32,073
Loss on early retirement of debt	—	40
Other income (2)	(1,293)	(2,893)
Depreciation and amortization	36,133	37,407
Amortization of favorable/unfavorable leases	323	704
Impairment of long-lived assets	1,039	4,487
(Gain) loss on sale of assets and other	272	(199)
Deferred lease expenses	1,088	1,232
Amortization of long-term prepaid rents	390	404
Share based awards compensation expense	1,578	861

Adjusted EBITDA	$97,988	$84,160

(1)	Includes amortization of debt issue costs.

(2)	Includes interest income, foreign currency exchange gain (loss), and equity in loss of affiliates and excludes distributions from NCM.
Financial Information About Geographic Areas
     The Company has operations in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia, which are reflected in the condensed consolidated financial statements. Below is a breakdown of selected financial information by geographic area:

	Three Months Ended
	March 31,
Revenues	2009	2008
U.S. and Canada	$341,445	$308,799
Brazil	43,258	44,634
Mexico	14,217	19,402
Other foreign countries	27,720	29,073
Eliminations	(840)	(892)

Total	$425,800	$401,016

		December
	March 31,	31,
Theatre Properties and Equipment-net	2009	2008
U.S. and Canada	$1,092,027	$1,073,551
Brazil	60,778	58,641
Mexico	36,722	38,290
Other foreign countries	37,521	37,801

Total	$1,227,048	$1,208,283

17. Related Party Transactions
     The Company leases one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”) on a month-to-month basis. Plitt Plaza is indirectly owned by Lee Roy Mitchell, the Company’s Chairman of the Board, who owns approximately 12% of the Company’s issued and outstanding shares of common stock. Annual rent is approximately $118 plus certain taxes, maintenance expenses and insurance. The Company recorded $30 and $32 of facility lease and other operating expenses payable to Plitt Plaza joint venture during the three months ended March 31, 2008 and 2009, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     The Company manages one theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $23 and $22 of management fee revenues during the three months ended March 31, 2008 and 2009, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.
     The Company leases 22 theatres and two parking facilities from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy, which owns approximately 8% of the Company’s issued and outstanding shares of common stock. Raymond Syufy is one of the Company’s directors and is an officer of the general partner of Syufy. Of these 24 leases, 20 have fixed minimum annual rent in an aggregate amount of approximately $21,646. The four leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. For the three months ended March 31, 2008 and 2009, the Company paid approximately $292 and $308, respectively in percentage rent for these four leases.
18. Commitments and Contingencies
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
     We are one of the leaders in the motion picture exhibition industry, in terms of both revenues and the number of screens in operation, with theatres in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. For financial reporting purposes at March 31, 2009, we have two reportable operating segments, our U.S. operations and our international operations.
     We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, including ATM machines and electronic video games located in some of our theatres. Our investment in NCM has assisted us in expanding our offerings to advertisers, exploring ancillary revenue sources such as digital video monitor advertising, third party branding, and the use of theatres for non-film events. In addition, we are able to use theatres during non-peak hours for concerts, sporting events, and other cultural events. Successful films released during the three months ended March 31, 2009 included Paul Blart: Mall Cop, Taken, Watchmen, Gran Torino, He’s Just Not That Into You, and Monsters vs. Aliens. Film releases scheduled for the remainder of 2009 include Harry Potter and the Half Blood Prince, Transformers: Revenge of the Fallen, Angels & Demons, X-Men Origins: Wolverine, Night at the Museum II: Escape from the Smithsonian, Star Trek, Fast and Furious and the release of 3-D movies such as Ice Age: Dawn of the Dinosaurs, Avatar, A Christmas Carol, and Disney’s next Pixar installment, Up. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios.
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

Results of Operations
     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income:

	Three Months Ended
	March 31,
Operating data (in millions):	2009	2008
Revenues
Admissions	$279.9	$262.4
Concession	130.0	122.2
Other	15.9	16.4

Total revenues	$425.8	$401.0

Theatre operating costs (1)
Film rentals and advertising	$147.1	$138.1
Concession supplies	19.7	18.7
Salaries and wages	44.4	42.6
Facility lease expense	55.7	56.3
Utilities and other	48.8	48.2

Total theatre operating costs	$315.7	$303.9

Operating data as a percentage of revenues (2):
Revenues
Admissions	65.7%	65.4%
Concession	30.5%	30.5%
Other	3.8%	4.1%

Total revenues	100.0%	100.0%

Theatre operating costs (1) (2)
Film rentals and advertising	52.6%	52.7%
Concession supplies	15.2%	15.3%
Salaries and wages	10.4%	10.6%
Facility lease expense	13.1%	14.0%
Utilities and other	11.5%	12.0%
Total theatre operating costs	74.1%	75.8%

Average screen count (month end average)	4,794	4,658

Revenues per average screen (in dollars)	$88,815	$86,101

(1)	Excludes depreciation and amortization expense.

(2)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

     Three months ended March 31, 2009 and 2008
     Revenues. Total revenues increased $24.8 million to $425.8 million for the three months ended March 31, 2009 (“first quarter of 2009”) from $401.0 million for the three months ended March 31, 2008 (“first quarter of 2008”), representing a 6.2% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

				International Operating
	U.S. Operating Segment			Segment			Consolidated
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31,			March 31,			March 31,
			%			%			%
	2009	2008	Change	2009	2008	Change	2009	2008	Change
Admissions revenues (in millions)	$225.5	$202.8	11.2%	$54.4	$59.6	(8.7)%	$279.9	$262.4	6.7%

Concession revenues (in millions)	$106.0	$96.7	9.6%	$24.0	$25.5	(5.9)%	$130.0	$122.2	6.4%

Other revenues (in millions) (1)	$9.1	$8.4	8.3%	$6.8	$8.0	(15.0)%	$15.9	$16.4	(3.0)%

Total revenues (in millions) (1)	$340.6	$307.9	10.6%	$85.2	$93.1	(8.5)%	$425.8	$401.0	6.2%

Attendance (in millions)	37.3	34.3	8.7%	16.8	15.4	9.1%	54.1	49.7	8.9%

Revenues per screen (in dollars) (1)	$90,610	$84,416	7.3%	$82,295	$92,187	(10.7)%	$88,815	$86,101	3.2%

(1)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 16 of our condensed consolidated financial statements.
• Consolidated. The increase in admissions revenues of $17.5 million was attributable to an 8.9% increase in attendance from 49.7 million patrons for the first quarter of 2008 to 54.1 million patrons for the first quarter of 2009, partially offset by a 2.1% decrease in average ticket price from $5.28 for the first quarter of 2008 to $5.17 for the first quarter of 2009. The increase in concession revenues of $7.8 million was attributable to the 8.9% increase in attendance, partially offset by a 2.4% decrease in concession revenues per patron from $2.46 for the first quarter of 2008 to $2.40 for the first quarter of 2009. The increase in attendance primarily related to the strong performance of certain films during the first quarter of 2009. The decreases in average ticket price and concession revenues per patron were due to the unfavorable impact of exchange rates in certain countries in which we operate. The 3.0% decrease in other revenues was primarily attributable to the unfavorable impact of exchange rates in certain countries in which we operate.
• U.S. The increase in admissions revenues of $22.7 million was attributable to an 8.7% increase in attendance and a 2.4% increase in average ticket price from $5.91 for the first quarter of 2008 to $6.05 for the first quarter of 2009. The increase in concession revenues of $9.3 million was attributable to the 8.7% increase in attendance and a 0.7% increase in concession revenues per patron from $2.82 for the first quarter of 2008 to $2.84 for the first quarter of 2009. The increase in attendance primarily related to the strong performance of certain films during the first quarter of 2009. The increases in average ticket price and concession revenues per patron were primarily due to price increases.
• International. The decrease in admissions revenues of $5.2 million was attributable to a 16.1% decrease in average ticket price from $3.86 for the first quarter of 2008 to $3.24 for the first quarter of 2009, partially offset by a 9.1% increase in attendance. The decrease in concession revenues of $1.5 million was attributable to a 13.3% decrease in concession revenues per patron from $1.65 for the first quarter of 2008 to $1.43 for the first quarter of 2009, partially offset by the 9.1% increase in attendance. The decreases in average ticket price and concession revenues per patron were due to the unfavorable impact of exchange rates in certain countries in which we operate. The increase in attendance primarily related to the strong performance of certain films during the first quarter of 2009. The 15.0% decrease in other revenues was primarily due to the unfavorable impact of exchange rates in certain countries in which we operate.
     Theatre Operating Costs (excludes depreciation and amortization expense). Theatre operating costs were $315.7 million, or 74.1% of revenues, for the first quarter of 2009 compared to $303.9 million, or 75.8% of revenues, for the first quarter of 2008. The table below, presented by reportable operating segment, summarizes our year-over-year theatre operating costs.

			International Operating
	U.S. Operating Segment		Segment		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2009	2008	2009	2008	2009	2008
Film rentals and advertising	$120.0	$108.9	$27.1	$29.2	$147.1	$138.1
Concession supplies	13.4	12.5	6.3	6.2	19.7	$18.7
Salaries and wages	37.3	35.4	7.1	7.2	44.4	$42.6
Facility lease expense	42.6	41.5	13.1	14.8	55.7	$56.3
Utilities and other	36.9	36.3	11.9	11.9	48.8	$48.2

Total theatre operating costs	$250.2	$234.6	$65.5	$69.3	$315.7	$303.9

• Consolidated. Film rentals and advertising costs were $147.1 million, or 52.6% of admissions revenues, for the first quarter of 2009 compared to $138.1 million, or 52.7% of admissions revenues, for the first quarter of 2008. The increase in film rentals and advertising costs of $9.0 million is primarily due to a $17.5 million increase in admissions revenues, which contributed $9.6 million, partially offset by a decrease in our film rental and advertising rate. Concession supplies expense was $19.7 million, or 15.2% of concession revenues, for the first quarter of 2009, compared to $18.7 million, or 15.3% of concession revenues, for the first quarter of 2008. The increase in concession supplies expense of $1.0 million is primarily due to increased concession revenues, partially offset by a decrease in our concession supplies rate.
Salaries and wages increased to $44.4 million for the first quarter of 2009 from $42.6 million for the first quarter of 2008 primarily due to increased attendance and new theatre openings, partially offset by the impact of exchange rates in certain countries in which we operate. Facility lease expense decreased to $55.7 million for the first quarter of 2009 from $56.3 million for the first quarter of 2008 primarily due to the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $48.8 million for the first quarter of 2009 from $48.2 million for the first quarter of 2008 primarily due to increased attendance and new theatre openings, partially offset by the impact of exchange rates in certain countries in which we operate.
• U.S. Film rentals and advertising costs were $120.0 million, or 53.2% of admissions revenues, for the first quarter of 2009 compared to $108.9 million, or 53.7% of admissions revenues, for the first quarter of 2008. The increase in film rentals and advertising costs of $11.1 million is due to a $22.7 million increase in admissions revenues, which contributed $12.2 million, partially offset by a decrease in our film rentals and advertising rate. The decrease in the film rentals and advertising rate is primarily due to reduced advertising and promotion expense. Concession supplies expense was $13.4 million for the first quarter of 2009 and $12.5 million for the first quarter of 2008. As a percentage of concession revenues, concession supplies expense decreased from 12.9% for the first quarter of 2008 to 12.6% for the first quarter of 2009 primarily due to increased concession volume rebates.
Salaries and wages increased to $37.3 million for the first quarter of 2009 from $35.4 million for the first quarter of 2008 primarily due to increased attendance and new theatre openings. Facility lease expense increased to $42.6 million for the first quarter of 2009 from $41.5 million for the first quarter of 2008 primarily due to new theatre openings. Utilities and other costs increased to $36.9 million for the first quarter of 2009 from $36.3 million for the first quarter of 2008 primarily due to increased attendance and new theatre openings.

• International. Film rentals and advertising costs were $27.1 million, or 49.8% of admissions revenues, for the first quarter of 2009 compared to $29.2 million, or 49.0% of admissions revenues, for the first quarter of 2008. The decrease in film rentals and advertising costs of $2.1 million is primarily due to the $5.2 million decrease in admissions revenues that resulted from the unfavorable impact of exchange rates, which contributed $2.5 million, partially offset by an increase in our film rental and advertising rate. Concession supplies expense was $6.3 million, or 26.3% of concession revenues, for the first quarter of 2009 compared to $6.2 million, or 24.3% of concession revenues, for the first quarter of 2008. The increase in the concession supplies rate was due to increased concession product costs.
Salaries and wages decreased to $7.1 million for the first quarter of 2009 from $7.2 million for the first quarter of 2008 primarily due to the impact of exchange rates in certain countries in which we operate, partially offset by higher costs due to increased attendance and new theatre openings. Facility lease expense decreased to $13.1 million for the first quarter of 2009 from $14.8 million for the first quarter of 2008 primarily due to the impact of exchange rates in certain countries in which we operate. Utilities and other costs were $11.9 million for the first quarter of 2009 and the first quarter of 2008, however, our costs increased due to increased attendance and new theatre openings but the increases were entirely offset by decreases due to the impact of exchange rates.
     General and Administrative Expenses. General and administrative expenses increased to $21.8 million for the first quarter of 2009 from $20.6 million for the first quarter of 2008. The increase was primarily due to increased salaries and incentive compensation expense, increased share based award compensation expense and increased service charges related to increased credit card activity.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable/ unfavorable leases, was $36.5 million for the first quarter of 2009 compared to $38.1 million for the first quarter of 2008. The decrease was primarily related to the impact of exchange rates in certain countries in which we operate.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $1.0 million for the first quarter of 2009 compared to $4.5 million during the first quarter of 2008. Impairment charges for the first quarter of 2009 consisted of $0.8 million of U.S. theatre properties, $0.1 million of Mexico theatre properties and $0.1 million of intangible assets associated with Mexico theatre properties. Impairment charges for the first quarter of 2008 consisted of $4.5 million for U.S. theatre properties.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $25.5 million for the first quarter of 2009 compared to $32.1 million for the first quarter of 2008. The decrease was primarily due to the repurchase of $47.0 million aggregate principal amount at maturity of our 9 3/4 % senior discount notes between March 2008 and December 2008 and a reduction in the variable interest rates on a portion of our long-term debt.
     Distributions from NCM. We recorded distributions from NCM of $6.6 million during the first quarter of 2009 and $5.2 million during the first quarter of 2008, which were in excess of the carrying value of our investment. See Note 6 to our condensed consolidated financial statements.
     Income Taxes. Income tax expense of $14.6 million was recorded for the first quarter of 2009 compared to $3.6 million recorded for the first quarter of 2008. The effective tax rate was 44.4% for the first quarter of 2009 compared to 36.3% for the first quarter of 2008.

Liquidity and Capital Resources
     Operating Activities
     We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, a majority of our theatres provide the patron a choice of using a credit card, in place of cash, which we convert to cash over a range of one to six days. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities was $51.5 million for the three months ended March 31, 2009 compared to $24.7 million for the three months ended March 31, 2008. The increase in cash provided by operating activities is primarily due to increased net income driven by increased revenues.
     Since the issuance of the 9 3/4% senior discount notes on March 31, 2004, interest has accreted rather than been paid in cash, which has benefited our operating cash flows for the periods presented. Interest will be paid in cash commencing September 15, 2009, at which time our operating cash flows will be impacted by these cash payments. Based on the aggregate principal amount at maturity outstanding at March 31, 2009, semi-annual interest payments will be approximately $20 million.
     Investing Activities
     Our investing activities have been principally related to the development and acquisition of additional theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $71.3 million for the three months ended March 31, 2009 compared to $31.5 million for the three months ended March 31, 2008. The increase in cash used for investing activities is primarily due to the acquisition of theatres in the U.S. on March 18, 2009, for approximately $49.0 million. See note 5 to the condensed consolidated financial statements.
     Capital expenditures for the three months ended March 31, 2009 and 2008 were as follows (in millions):

	New	Existing
Period	Theatres	Theatres	Total
Three Months Ended March 31, 2009	$7.7	$15.2	$22.9
Three Months Ended March 31, 2008	$24.5	$6.3	$30.8
     We continue to expand our U.S. theatre circuit. We acquired four theatres with 82 screens and closed two theatres with 10 screens during the three months ended March 31, 2009. At March 31, 2009, we had signed commitments to open five new theatres with 62 screens in domestic markets during the remainder of 2009 and open four new theatres with 62 screens subsequent to 2009. We estimate the remaining capital expenditures for the development of these 124 domestic screens will be approximately $41 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
     We plan to continue to expand our international theatre circuit. We opened one theatre with five screens and closed three theatres with 14 screens during the three months ended March 31, 2009. At March 31, 2009, we had signed commitments to open three new theatres with 15 screens in international markets during the remainder of 2009 and open one new theatre with 12 screens subsequent to 2009. We estimate the remaining capital expenditures for the development of these 27 international screens will be approximately $12 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
     We plan to fund capital expenditures for our continued development with cash flow from operations, borrowings under our senior secured credit facility, subordinated note borrowings, proceeds from sale leaseback transactions and/or sales of excess real estate.

     Financing Activities
     Cash used for financing activities was $23.9 million for the three months ended March 31, 2009 compared to $27.9 million for the three months ended March 31, 2008. The decrease in cash used for financing activities was primarily due to the repurchase of $10.0 million aggregate principal amount at maturity of our 9 3/4% senior discount notes for approximately $9.0 million, including accreted interest of $2.9 million, which occurred during the three months ended March 31, 2008.
     On February 13, 2009, our board of directors declared a cash dividend for the fourth quarter of 2008 in the amount of $0.18 per share of common stock payable to stockholders of record on March 5, 2009. The dividend was paid on March 20, 2009 in the total amount of $19.6 million.
     We may from time to time, subject to compliance with our debt instruments, purchase on the open market our debt securities depending upon the availability and prices of such securities. Long-term debt consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Cinemark USA, Inc. term loan	$1,092,000	$1,094,800
Cinemark, Inc. 9 3/4% senior discount notes due 2014	419,403	411,318
Cinemark USA, Inc. 9% senior subordinated notes due 2013	181	181
Other long-term debt	1,952	2,163

Total long-term debt	$1,513,536	$1,508,462
Less current portion	12,540	12,450

Long-term debt, less current portion	$1,500,996	$1,496,012

     As of March 31, 2009, we had borrowings of $1,092.0 million outstanding on the term loan under our senior secured credit facility, $419.4 million accreted principal amount outstanding under our 9 3/4% senior discount notes and approximately $0.2 million aggregate principal amount outstanding under the 9% senior subordinated notes, respectively, and had a minimum of approximately $121.4 million in available borrowing capacity under our revolving credit facility. The availability of our revolving credit facility may have been impacted by the insolvency of one of the lenders under the facility. As such, while we currently have only $0.1 million (related to a letter of credit) outstanding under the $150 million revolving credit facility, it is uncertain whether this lender would fund its $28.5 million commitment under the revolving credit facility. We were in full compliance with all covenants governing our outstanding debt at March 31, 2009.
     As of March 31, 2009, our long-term debt obligations, scheduled interest payments on long-term debt, future minimum lease obligations under non-cancelable operating and capital leases, scheduled interest payments under capital leases, outstanding letters of credit, and other obligations for each period indicated are summarized as follows:

	Payments Due by Period
	(in millions)
		Less Than	1 - 3	4 - 5	After
Contractual Obligations	Total	One Year	Years	Years	5 Years
Long-term debt (1)	$1,513.5	$12.5	$23.0	$1,478.0	$—
Scheduled interest payments on long-term debt (2)	$341.9	68.3	152.7	120.9	—
Operating lease obligations	$1,837.3	176.4	345.9	331.9	983.1
Capital lease obligations	$145.1	6.6	14.6	17.5	106.4
Scheduled interest payments on capital leases	$119.1	14.5	26.9	23.8	53.9
Letters of credit	$0.1	0.1	—	—	—
Employment agreements	$9.9	3.3	6.6	—	—
Purchase commitments (3)	$68.4	29.2	36.5	2.6	0.1
FIN48 liabilities (4)	$10.8	10.8	—	—	—

Total obligations	$4,046.1	$321.7	$606.2	$1,974.7	$1,143.5

(1)	Includes the 9 3/4% senior discount notes in the aggregate principal amount at maturity of $419.4 million.

(2)	Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates in effect on March 31, 2009. The average interest rates on our fixed rate and variable rate debt were 8.2% and 2.3%, respectively, as of March 31, 2009.

(3)	Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of March 31, 2009.

(4)	The contractual obligations table excludes the long-term portion of the Company’s FIN 48 liabilities of $7.2 million because the Company cannot make a reliable estimate of the timing of the related cash payments.
     Cinemark, Inc. 9 3/4% Senior Discount Notes
     On March 31, 2004, Cinemark, Inc. issued approximately $577.2 million aggregate principal amount at maturity of 9 3/4% senior discount notes due 2014. Interest on the notes accreted until March 15, 2009 up to an aggregate principal amount. Cash interest began to accrue at that time and will be payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2009. Due to Cinemark, Inc.’s holding company status, payments of principal and interest under these notes will be dependent on loans, dividends and other payments from its subsidiaries. Cinemark, Inc. can redeem all or part of the 9 3/4% senior discount notes.
     Prior to 2008, Cinemark, Inc. repurchased a total of $110.8 million aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $96.7 million, including accreted interest. Cinemark, Inc. funded these transactions with available cash from its operations and proceeds from our initial public offering of common stock.
     During 2008, in ten open market purchases, Cinemark, Inc. repurchased $47.0 million aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $42.2 million, including accreted interest. Cinemark, Inc. funded the transactions with proceeds from our initial public offering of common stock.
     As of March 31, 2009, the aggregate principal amount at maturity of the notes was approximately $419.4 million.
     The indenture governing the 9 3/4% senior discount notes contains covenants that limit, among other things, dividends, transactions with affiliates, investments, sales of assets, mergers, repurchases of our capital stock, liens and additional indebtedness. The dividend restriction contained in the indenture prevents Cinemark, Inc. from paying a dividend or otherwise distributing cash to its stockholders unless (1) it is not in default, and the distribution would not cause it to be in default, under the indenture; (2) it would be able to incur at least $1.00 more of indebtedness without the ratio of its consolidated cash flow to its fixed charges (each as defined in the indenture, and calculated on a pro forma basis for the most recently ended four full fiscal quarters for which internal financial statements are available, using certain assumptions and modifications specified in the indenture, and including the additional indebtedness then being incurred) falling below two to one (the “fixed charge coverage ratio”); and (3) the aggregate amount of distributions made since March 31, 2004, including the distribution proposed, is less than the sum of (a) half of its consolidated net income (as defined in the indenture) since February 11, 2003, (b) the net proceeds to it from the issuance of stock since April 2, 2004, and (c) certain other amounts specified in the indenture, subject to certain adjustments specified in the indenture.

The dividend restriction is subject to certain exceptions specified in the indenture. As of March 31, 2009, Cinemark Inc.’s fixed charge coverage under the indenture was 3.9, which was in excess of the two to one requirement described above.
     Upon certain specified types of change of control of Cinemark, Inc., Cinemark, Inc. would be required under the indenture to make an offer to repurchase all of the 9 3/4% senior discount notes at a price equal to 101% of the accreted value of the notes plus accrued and unpaid interest, if any, through the date of repurchase.
     Senior Secured Credit Facility
     On October 5, 2006, Cinemark USA, Inc. entered into a senior secured credit facility, which provided for a seven year term loan of $1.12 billion and a $150 million revolving credit line that matures in six years.
     At March 31, 2009, there was $1,092.0 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. A minimum of approximately $121.4 million was available for borrowing under the revolving credit facility. The availability of Cinemark USA, Inc.’s revolving credit facility may have recently been impacted by the insolvency of one of the lenders under the facility. As such, while Cinemark USA, Inc. currently has only $0.1 million (related to a letter of credit) outstanding under the $150 million revolving credit facility, it is uncertain whether this lender would fund its $28.5 million commitment under the revolving credit facility. The average interest rate on outstanding borrowings under the senior secured credit facility at March 31, 2009 was 3.3% per annum.
     Under the term loan, principal payments of $2.8 million are due each calendar quarter through September 30, 2012 and increase to $263.2 million each calendar quarter from December 31, 2012 to maturity at October 5, 2013.
     The term loan accrues interest, at Cinemark USA, Inc.’s option, at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.50% to 0.75% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.50% to 1.75%, per annum. In each case, the margin is a function of the corporate credit rating applicable to the borrower. Borrowings under the revolving credit line bear interest, at Cinemark USA, Inc.’s option, at: (A) a base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5 and (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.50% to 1.00% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.50% to 2.00% per annum, in each case as adjusted pursuant to Cinemark USA, Inc.’s consolidated net senior secured leverage ratio as defined in the credit agreement. Cinemark USA, Inc. is required to pay a commitment fee calculated at the rate of 0.50% per annum on the average daily unused portion of the revolving credit line, payable quarterly in arrears, which rate decreases to 0.375% per annum for any fiscal quarter in which Cinemark USA, Inc.’s consolidated net senior secured leverage ratio on the last day of such fiscal quarter is less than 2.25 to 1.0.
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
     See discussion of interest rate swap agreements under Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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
     Prior to 2008, Cinemark USA, Inc. repurchased a total of $359.8 million aggregate principal amount of its 9% senior subordinated notes. The transactions were funded by Cinemark USA, Inc. with proceeds from the NCM Transaction and available cash from operations. Cinemark USA, Inc. also executed a supplemental indenture removing substantially all of the restrictive covenants and certain events of default.
     As of March 31, 2009, Cinemark USA, Inc. had outstanding approximately $0.2 million aggregate principal amount of 9% senior subordinated notes. Cinemark USA, Inc. may redeem the remaining 9% senior subordinated notes at its option at any time.
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
Interest Rate Risk
     We are currently party to variable rate debt facilities. An increase or decrease in interest rates would affect interest costs relating to our variable rate debt facilities. At March 31, 2009, there was an aggregate of approximately $793.9 million of variable rate debt outstanding under these facilities. Based on the interest rate levels in effect on the variable rate debt outstanding at March 31, 2009, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $7.9 million.
     During 2007 and 2008, we entered into three interest rate swap agreements. The interest rate swap agreements qualify for cash flow hedge accounting in accordance with SFAS No. 133. The fair values of the interest rate swaps are recorded on our consolidated balance sheet as a liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive income (loss) and the ineffective portion reported in earnings.
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
     The table below provides information about our fixed rate and variable rate long-term debt agreements as of March 31, 2009:

	Expected Maturity as of March 31, 2009
	(in millions)
									Average
								Fair	Interest
	2010	2011	2012	2013	2014	Thereafter	Total	Value	Rate
Fixed rate (1)	$—	$—	$—	$0.2	$719.4	$—	$719.6	$699.6	8.2%
Variable rate	12.5	11.8	11.2	532.0	226.4	—	793.9	794.7	2.3%

Total debt	$12.5	$11.8	$11.2	$532.2	$945.8	$—	$1,513.5	$1,494.3

(1)	Includes $300.0 million of the Cinemark USA, Inc. term loan, which represents the debt hedged with the Company’s interest rate swap agreements.
Foreign Currency Exchange Rate Risk
     We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and construction interior finish items and other operating supplies used by our international subsidiaries. Principally all the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. Generally accepted accounting principles in the U.S. require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, generally accepted accounting principles in the U.S. require that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations result in us reporting exchange gains (losses) or foreign currency translation adjustments relating to our international subsidiaries depending on the inflationary environment of the country in which we operate. Based upon our equity ownership in our international subsidiaries as of March 31, 2009, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed would decrease the net book value of our investments in our international subsidiaries by approximately $30.3 million and would decrease the aggregate net income of our international subsidiaries by approximately $0.9 million.

     Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of March 31, 2009, we carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Controls Over Financial Reporting
     There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Previously reported under “Business — Legal Proceedings” in the Company’s Annual Report on Form 10-K filed March 13, 2009.
Item 1A. Risk Factors
     There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Company’s Annual Report on Form 10-K filed March 13, 2009.

Item 6. Exhibits

*31.1	Certification of Alan Stock, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Alan Stock, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK HOLDINGS, INC.
Registrant

DATE: May 7, 2009

/s/ Alan W. Stock Alan W. Stock
Chief Executive Officer

/s/ Robert Copple Robert Copple
Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit Title
*31.1	Certification of Alan Stock, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Alan Stock, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith.