Form 10-Q
period 2009-06-30
Cinemark Holdings, Inc.
filed 2009-08-07
CIK 1385280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐ No ☑
     As of July 31, 2009, 109,329,135 shares of common stock were outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data, unaudited)

	June 30,	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$382,737	$349,603
Inventories	9,179	8,024
Accounts receivable	30,051	24,688
Income tax receivable	10,806	8,948
Current deferred tax asset	2,788	2,799
Prepaid expenses and other	8,762	9,319

Total current assets	444,323	403,381

Theatre properties and equipment	1,862,138	1,764,600
Less accumulated depreciation and amortization	638,006	556,317

Theatre properties and equipment — net	1,224,132	1,208,283

Other assets
Goodwill	1,100,398	1,039,818
Intangible assets — net	345,313	341,768
Investment in NCM	34,159	19,141
Investments in and advances to affiliates	4,231	4,284
Deferred charges and other assets — net	55,490	49,033

Total other assets	1,539,591	1,454,044

Total assets	$3,208,046	$3,065,708

Liabilities and stockholders’ equity

Current liabilities
Current portion of long-term debt	$12,619	$12,450
Current portion of capital lease obligations	6,898	5,532
Current FIN 48 liability	10,775	10,775
Accounts payable and accrued expenses	212,911	202,413

Total current liabilities	243,203	231,170

Long-term liabilities
Long-term debt, less current portion	1,553,949	1,496,012
Capital lease obligations, less current portion	136,703	118,180
Deferred income taxes	120,853	135,417
Long-term portion FIN 48 liability	14,395	6,748
Deferred lease expenses	25,686	23,371
Deferred revenue — NCM	204,240	189,847
Other long-term liabilities	44,708	40,736

Total long-term liabilities	2,100,534	2,010,311

Commitments and contingencies (see Note 18)

Stockholders’ equity
Cinemark Holdings, Inc.’s stockholders’ equity:
Common stock, $0.001 par value: 300,000,000 shares authorized and 109,316,647 shares issued and outstanding at June 30, 2009 and 108,835,365 shares issued and outstanding at December 31, 2008	109	109
Additional paid-in-capital	964,985	962,353
Retained deficit	(81,978)	(78,859)
Accumulated other comprehensive loss	(33,011)	(72,347)

Total Cinemark Holdings, Inc.’s stockholders’ equity	850,105	811,256
Noncontrolling interests	14,204	12,971

Total stockholders’ equity	864,309	824,227

Total liabilities and stockholders’ equity	$3,208,046	$3,065,708

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues
Admissions	$339,088	$294,425	$618,971	$556,792
Concession	158,926	141,474	288,957	263,631
Other	19,494	21,335	35,380	37,827

Total revenues	517,508	457,234	943,308	858,250

Cost of operations
Film rentals and advertising	190,826	163,799	337,952	301,939
Concession supplies	24,027	23,205	43,744	41,954
Salaries and wages	52,070	45,321	96,420	87,908
Facility lease expense	59,195	56,124	114,933	112,446
Utilities and other	54,168	50,411	102,896	98,576
General and administrative expenses	23,675	24,495	45,463	45,067
Depreciation and amortization	37,535	37,840	73,668	75,247
Amortization of favorable/unfavorable leases	346	699	669	1,403
Impairment of long-lived assets	3,930	1,342	4,969	5,829
Loss on sale of assets and other	1,186	1,109	1,458	910

Total cost of operations	446,958	404,345	822,172	771,279

Operating income	70,550	52,889	121,136	86,971

Other income (expense)
Interest expense	(25,649)	(30,061)	(51,113)	(62,134)
Interest income	937	2,940	2,769	6,684
Foreign currency exchange gain (loss)	472	(24)	538	(240)
Loss on early retirement of debt	(26,795)	—	(26,795)	(40)
Distributions from NCM	5,027	3,403	11,606	8,585
Equity in loss of affiliates	(415)	(692)	(1,020)	(1,327)

Total other expense	(46,423)	(24,434)	(64,015)	(48,472)

Income before income taxes	24,127	28,455	57,121	38,499
Income taxes	4,320	11,840	18,963	15,481

Net income	$19,807	$16,615	$38,158	$23,018
Less: Net income attributable to noncontrolling interests	1,137	1,092	1,923	2,244

Net income attributable to Cinemark Holdings, Inc.	$18,670	$15,523	$36,235	$20,774

Weighted average shares outstanding
Basic	108,483	106,999	108,473	106,982

Diluted	110,266	109,218	109,922	109,186

Earnings per share attributable to Cinemark Holdings, Inc.’s common stockholders
Basic	$0.17	$0.14	$0.33	$0.19

Diluted	$0.17	$0.14	$0.33	$0.19

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six months ended June 30,
	2009	2008
Operating activities
Net income	$38,158	$23,018

Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation	71,678	73,244
Amortization of intangible and other assets and unfavorable leases	2,659	3,406
Amortization of long-term prepaid rents	750	829
Amortization of debt issue costs	2,399	2,338
Amortization of deferred revenues, deferred lease incentives and other	(2,167)	(1,748)
Amortization of accumulated other comprehensive loss related to interest rate swap agreement	2,317	—
Impairment of long-lived assets	4,969	5,829
Share based awards compensation expense	2,403	2,078
Loss on sale of assets and other	1,458	910
Write-off of unamortized debt issue costs related to early retirement of debt	6,089	193
Accretion of interest on senior discount notes	8,085	20,039
Deferred lease expenses	2,121	2,146
Deferred income tax expenses	(16,734)	(14,506)
Equity in loss of affiliates	1,020	1,327
Interest paid on repurchased senior discount notes	(151,952)	(2,929)
Increase in deferred revenue related to new U.S. beverage agreement	6,550	—
Other	1,078	—
Changes in assets and liabilities	8,384	22,794

Net cash provided by (used for) operating activities	(10,735)	138,968

Investing activities
Additions to theatre properties and equipment	(60,918)	(51,916)
Proceeds from sale of theatre properties and equipment	653	2,224
Increase in escrow deposits due to like-kind exchange	—	(2,089)
Return of escrow deposits	—	23,439
Acquisition of theatres	(48,950)	(5,011)
Investment in joint venture — DCIP	(1,500)	(1,000)

Net cash used for investing activities	(110,715)	(34,353)

Financing activities
Proceeds from stock option exercises	206	633
Dividends paid to stockholders	(39,269)	(38,598)
Repurchase of senior discount notes	(250,507)	(6,174)
Proceeds from issuance of senior notes	458,532	—
Payment of debt issue costs	(12,423)	—
Repayments of long-term debt	(6,289)	(4,050)
Payments on capital leases	(2,830)	(2,363)
Other	(795)	(340)

Net cash provided by (used for) financing activities	146,625	(50,892)

Effect of exchange rate changes on cash and cash equivalents	7,959	4,504

Increase in cash and cash equivalents	33,134	58,227

Cash and cash equivalents:
Beginning of period	349,603	338,043

End of period	$382,737	$396,270

Supplemental Information (See Note 15)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
1. The Company and Basis of Presentation
     Cinemark Holdings, Inc. and subsidiaries (the “Company”) is the second largest motion picture exhibitor in the world in terms of both attendance and the number of screens in operation, with theatres in the United States (“U.S.”), Canada, Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. The Company also managed additional theatres in the U.S., Brazil, and Colombia during the six months ended June 30, 2009.
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
     These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2008, included in the Annual Report on Form 10-K filed March 13, 2009 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the six months ended June 30, 2009, are not necessarily indicative of the results to be achieved for the full year.
2. New Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”. This statement requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method); expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in income, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred rather than being capitalized as part of the cost of acquisition. Adoption of SFAS No. 141(R) was required for business combinations that occurred after December 15, 2008. The adoption of SFAS No. 141(R) did not have a significant impact on the Company’s condensed consolidated financial statements.
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
     In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require that disclosures about the fair value of financial instruments be included in the notes to financial statements issued during interim periods. Fair value information must be presented in the notes to financial statements together with the carrying amounts of the financial instruments. It must be clearly stated whether the amounts are assets or liabilities and how they relate to information presented in the balance sheet. The disclosures must include methods and significant assumptions used to estimate fair values, along with any changes in those methods and assumptions from prior periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. Upon adoption of FSP FAS 107-1 and APB 28-1, the Company added a disclosure regarding the fair value of its long-term debt (see Note 9). Below is a summary of the Company’s financial instruments, both of which are liabilities:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Debt (see Note 9)	$(1,566,568)	$(1,572,038)	$(1,508,462)	$(1,449,147)

Interest rate swap agreements (see Note 10)	$(18,995)	$(18,995)	$(24,781)	$(24,781)
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS No. 165 introduces the concept of financial statements that are available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles and all approvals necessary for issuance have been obtained. SFAS No. 165 was effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a significant impact on the Company’s condensed consolidated financial statements. The Company has evaluated events through August 6, 2009, the day before the financial statements were issued and the date on which they were available to be issued.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”), which authorizes the Codification as the sole source for authoritative generally accepted accounting principles in the U.S. (“U.S. GAAP”). SFAS No. 168 is effective for financial statements issued for reporting periods that end after September 15, 2009. Once SFAS No. 168 is effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification. The adoption of SFAS No. 168 is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
3. Earnings Per Share
     As of January 1, 2009, the Company adopted FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". Under FSP-EITF 03-6-1, unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of FSP-EITF 03-6-1 did not have a significant impact on the Company’s earnings per share calculations.
     Basic earnings per share for the two classes of stock (common stock and unvested restricted stock) is calculated by dividing net income by the weighted average number of shares of common stock and unvested restricted stock outstanding during the reported period. Diluted earnings per share is calculated using the weighted average number of shares of common stock and unvested restricted stock plus the potentially dilutive effect of common equivalent shares outstanding determined under both the two class method and the treasury stock method. For the three and six months ended June 30, 2009 and 2008, diluted earnings per share was the same under both the two class method and the treasury stock method. The following table presents computations of basic and diluted earnings per share under the two class method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net income attributable to Cinemark Holdings, Inc.	$18,670	$15,523	$36,235	$20,774
Earnings allocated to participating share-based awards (1)	(129)	(49)	(185)	(37)

Net income attributable to common stockholders	$18,541	$15,474	$36,050	$20,737

Denominator (shares in thousands):
Basic weighted average common stock outstanding	108,483	106,999	108,473	106,982
Common equivalent shares for stock options	1,744	2,184	1,428	2,196
Common equivalent shares for restricted stock units	39	35	21	8

Diluted	110,266	109,218	109,922	109,186

Basic earnings per share attributable to common stockholders	$0.17	$0.14	$0.33	$0.19

Diluted earnings per share attributable to common stockholders	$0.17	$0.14	$0.33	$0.19

(1)	For the three months ended June 30, 2009 and 2008, a weighted average of approximately 754 and 340 shares of unvested restricted stock, respectively, are considered participating securities. For the six months ended June 30, 2009 and 2008, a weighted average of approximately 559 and 190 shares of unvested restricted stock, respectively, are considered participating securities.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
4. Stockholders’ Equity
     Below is a summary of changes in equity attributable to Cinemark Holdings, Inc., noncontrolling interests and total equity for the six months ended June 30, 2009 and 2008:

	Cinemark
	Holdings, Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interests	Equity

Balance at January 1, 2009	$811,256	$12,971	$824,227

Share based awards compensation expense	2,403	—	2,403
Exercise of stock options	206	—	206
Dividends paid to stockholders	(39,269)	—	(39,269)
Dividends accrued on unvested restricted stock unit awards	(85)	—	(85)
Dividends paid to noncontrolling interests	—	(700)	(700)
Purchase of noncontrolling interest share of an Argentina subsidiary	23	(117)	(94)
Comprehensive income:
Net income	36,235	1,923	38,158
Fair value adjustments on interest rate swap agreements, net of taxes of $2,181	3,605	—	3,605
Amortization of accumulated other comprehensive loss on terminated swap agreement	2,317	—	2,317
Foreign currency translation adjustment	33,414	127	33,541

Balance at June 30, 2009	$850,105	$14,204	$864,309

     On February 13, 2009, the Company’s board of directors declared a cash dividend for the fourth quarter of 2008 in the amount of $0.18 per share of common stock payable to stockholders of record on March 5, 2009. The dividend was paid on March 20, 2009 in the total amount of approximately $19,595. On May 13, 2009, the Company’s board of directors declared a cash dividend for the first quarter of 2009 in the amount of $0.18 per share of common stock payable to stockholders of record on June 2, 2009. The dividend was paid on June 18, 2009 in the total amount of approximately $19,674.

	Cinemark
	Holdings, Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interests	Equity

Balance at January 1, 2008	$1,019,203	$16,182	$1,035,385

Share based awards compensation expense	2,078	—	2,078
Exercise of stock options	633	—	633
Dividends paid to stockholders	(38,598)	—	(38,598)
Dividends accrued on unvested restricted stock unit awards	(25)	—	(25)
Dividends paid to noncontrolling interests	—	(340)	(340)
Comprehensive income:
Net income	20,774	2,244	23,018
Fair value adjustments on interest rate swap agreements, net of taxes of $677	1,087	—	1,087
Foreign currency translation adjustment	27,440	210	27,650

Balance at June 30, 2008	$1,032,592	$18,296	$1,050,888

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     During the six months ended June 30, 2009, the Company’s additional paid in capital increased by approximately $23 due to the Company’s purchase of the noncontrolling interests’ share in one of the Company’s Argentina subsidiaries. During the six months ended June 30, 2008, there were no increases or decreases to the Company’s additional paid in capital for purchases or sales of existing noncontrolling interests.
5. Acquisitions
     On March 18, 2009, the Company acquired four theatres with 82 screens from Muvico Entertainment L.L.C. in an asset purchase for $48,950 in cash. The acquisition resulted in an expansion of the Company’s U.S. theatre base, as three of the theatres are located in Florida and one theatre is located in Maryland. The Company incurred approximately $113 in transaction costs, which are reflected in general and administrative expenses on the condensed consolidated statement of income for the six months ended June 30, 2009.
     The transaction was accounted for by applying the acquisition method in accordance with SFAS No. 141(R) “Business Combinations”. The following table represents the identifiable assets acquired and liabilities assumed that have been recognized by the Company in its condensed consolidated balance sheet as of June 30, 2009:

Theatre properties and equipment	$25,575
Brandname	3,500
Noncompete agreement	1,630
Goodwill	44,565
Unfavorable lease	(3,600)
Capital lease liability (for one theatre)	(22,720)

Total	$48,950

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
     During March 2009, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, the Company received an additional 1,197,303 common units of NCM, each of which is convertible into one share of NCM, Inc. common stock. The Company recorded the additional common units received at fair value as an investment with a corresponding adjustment to deferred revenue of $15,536. The common unit adjustment resulted in a change in the Company’s ownership percentage in NCM from approximately 14.1% to 15.0%. As of June 30, 2009, the Company owned a total of 15,188,955 common units of NCM.
     The Company accounts for its investment in NCM under the equity method of accounting due to its ability to exercise significant control over NCM. The Company has substantial rights as a founding member, including the right to designate a total of two nominees to the ten-member Board of Directors of NCM Inc., the sole manager.
     Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Other revenue	$1,469	$521	$2,870	$922
Equity income	$383	$37	$407	$37
Distributions from NCM	$5,027	$3,403	$11,606	$8,585

	As of
	June 30,	December 31,
	2009	2008

Accounts receivable from NCM	$525	$228
     Below is summary financial information for NCM for the three month period ended April 2, 2009 (data for the six month period ended July 2, 2009 is not yet available):

Gross revenues	$73,510
Operating income	$22,363
Net earnings	$11,941

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
7. Investment in Digital Cinema Implementation Partners
     On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as Digital Cinema Implementation Partners LLC (“DCIP”) to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. Future digital cinema developments will be managed by DCIP, subject to the Company’s approval along with the Company’s partners, AMC and Regal. As of June 30, 2009, the Company has invested $7,000 and has a one-third ownership interest in DCIP. The Company is accounting for its investment in DCIP under the equity method of accounting.
     During the six months ended June 30, 2008 and 2009, the Company recorded equity losses in DCIP of $1,343 and $1,478, respectively, relating to this investment. The Company’s investment basis in DCIP was $1,017 and $1,039 at December 31, 2008 and June 30, 2009, respectively, which is included in investments in and advances to affiliates on the condensed consolidated balance sheets.
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
     Stock Options — A summary of stock option activity and related information for the six months ended June 30, 2009 is as follows:

			Weighted
			Average
		Weighted	Grant	Aggregate
	Number of	Average	Date Fair	Intrinsic
	Options	Exercise Price	Value	Value
Outstanding at December 31, 2008	6,139,670	$7.63	$3.51
Granted	—	—	—
Exercised	(26,992)	$7.63	$3.51
Forfeited	—	—	—

Outstanding at June 30, 2009	6,112,678	$7.63	$3.51	$22,556

Options exercisable at June 30, 2009	6,112,678	$7.63	$3.51	$22,556

     The total intrinsic value of options exercised during the six month period ended June 30, 2009 was $35.
     During the six months ended June 30, 2009, the Company changed its estimated forfeiture rate of 5% to 2.5% based on actual cumulative stock option forfeitures. The cumulative impact of the reduction in forfeiture rate was $260 and was recorded as additional compensation expense during the six months ended June 30, 2009.
     The Company recorded compensation expense of $1,020, including the aforementioned $260 related to the change in forfeiture rate, and a tax benefit of approximately $385 during the six months ended June 30, 2009, related to the outstanding stock options. As of June 30, 2009, there was no remaining unrecognized compensation expense related to

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
outstanding stock options and all outstanding options fully vested on April 2, 2009. All options outstanding at June 30, 2009 have an average remaining contractual life of approximately 5.25 years.
     Restricted Stock — During the six months ended June 30, 2009, the Company granted 472,881 shares of restricted stock to independent directors and employees of the Company. The fair value of the shares of restricted stock was determined based on the market value of the Company’s stock on the dates of grant, which ranged from $9.50 to $11.32 per share. The Company assumed forfeiture rates ranging from zero to 5% for the restricted stock awards. The restricted stock vests over periods ranging from one year to four years based on continued service by the directors and employees.
     A summary of restricted stock activity for the six months ended June 30, 2009 is as follows:

		Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at December 31, 2008	385,666	$13.32
Granted	472,881	$9.69
Forfeited	(18,591)	$11.02
Vested	(38,369)	$13.03

Outstanding at June 30, 2009	801,587	$11.24

Unvested restricted stock at June 30, 2009	801,587	$11.24

     The Company recorded compensation expense of $1,065 related to these restricted stock awards during the six months ended June 30, 2009. As of June 30, 2009, the remaining unrecognized compensation expense related to these restricted stock awards was approximately $7,057 and the weighted average period over which this remaining compensation expense will be recognized is approximately three years. The total fair value of shares vested during the six months ended June 30, 2009 and 2008 was $419 and $286, respectively. Upon vesting, the Company receives an income tax deduction. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however the sale and transfer of the restricted shares is prohibited during the restriction period.
     Restricted Stock Units — During the six months ended June 30, 2009, the Company granted restricted stock units representing 303,168 hypothetical shares of common stock under the Restated Incentive Plan. Similar to the restricted stock unit awards granted during 2008, the restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the three fiscal year period ending December 31, 2011 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments (as defined in the restricted stock unit award agreement). The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity. If the IRR for the three year period is at least 8.5%, which is the threshold, one-third of the restricted stock units vest. If the IRR for the three year period is at least 10.5%, which is the target, two-thirds of the restricted stock units vest. If the IRR for the three year period is at least 12.5%, which is the maximum, 100% of the restricted stock units vest. All payouts of restricted stock units that vest are subject to an additional one year service requirement and will be paid in the form of common stock if the participant continues to provide services through the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards become vested.
     Below is a table summarizing the potential awards at each of the three levels of financial performance (excludes estimated forfeitures):

	Number of
	Shares	Value at
	Vesting	Grant
at IRR of at least 8.5%	101,051	$963
at IRR of at least 10.5%	202,117	$1,927
at IRR of at least 12.5%	303,168	$2,891

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Due to the fact that the IRR for the three year period ending December 31, 2011 cannot be determined at the time of the grants, the Company has estimated that the most likely outcome is the achievement of the mid-point IRR level. As a result, the total compensation expense to be recorded for the restricted stock unit awards is $1,835 assuming a total of 192,407 units will vest at the end of the four year period. The Company assumed forfeiture rates ranging from zero to 5% for the restricted stock unit awards. If during the service period, additional information becomes available to lead the Company to believe a different IRR level will be achieved for the three year period ending December 31, 2011, the Company will reassess the number of units that will vest and adjust its compensation expense accordingly on a prospective basis over the remaining service period.
     Below is a summary of outstanding restricted stock units:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested restricted stock units at December 31, 2008 (1) (2)	135,027	$13.00
Granted (1)	192,407	$9.54
Forfeited	(13,279)	$11.02
Vested	—	—

Unvested restricted stock units at June 30, 2009	314,155	$10.96

(1)	Represents the number of shares to be issued, net of estimated forfeitures, if the mid-point IRR level is achieved for each respective grant.

(2)	The terms of these awards are similar to those discussed for the awards granted during the six months ended June 30, 2009.
     The Company recorded compensation expense of $318 related to these awards during the six months ended June 30, 2009. As of June 30, 2009, the remaining unrecognized compensation expense related to these restricted stock unit awards was $2,883 and the weighted average period over which this remaining compensation expense will be recognized is approximately three years.
9. Long-Term Debt Activity
     Issuance of Cinemark USA, Inc. 8.625% Senior Notes Due 2019
     On June 29, 2009, Cinemark USA, Inc. issued $470,000 aggregate principal amount of 8.625% senior notes due 2019 with an original issue discount of $11,468, resulting in proceeds of approximately $458,532. The proceeds were primarily used to fund the repurchase of a majority of Cinemark, Inc.’s 9 3/4% senior discount notes discussed below. Interest is payable on June 15 and December 15 of each year beginning on December 15, 2019. The senior notes mature on June 15, 2019. The Company incurred debt issue costs of approximately $11,976 in connection with the issuance.
     The senior notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of the Company’s subsidiaries that guarantee, assume or become liable with respect to any of the Company’s or a guarantor’s debt. The senior notes and the guarantees are senior unsecured obligations and rank equally in right of payment with all of the Company’s and its guarantor’s existing and future senior unsecured debt and senior in right of payment to all of the Company’s and its guarantor’s existing and future subordinated debt. The senior notes and the guarantees are effectively subordinated to all of the Company’s and its guarantor’s existing and future secured debt to the extent of the value of the assets securing such debt, including all borrowings under the Company’s senior secured credit facility. The senior notes and the guarantees are structurally subordinated to all existing and future debt and other liabilities of the Company’s subsidiaries that do not guarantee the senior notes.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     The indenture to the senior notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) consummate specified asset sales, (2) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (3) incur additional indebtedness and issue preferred stock, (4) enter into transactions with affiliates, (5) enter new lines of business, (6) merge or consolidate with, or sell all or substantially all of its assets to, another person and (7) create liens. Upon a change of control of Cinemark Holdings, Inc., Cinemark, Inc. or Cinemark USA, Inc., Cinemark USA, Inc. would be required to make an offer to repurchase the senior notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. Certain asset dispositions are considered triggering events that may require Cinemark USA, Inc. to use the proceeds from those asset dispositions to make an offer to purchase the notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase if such proceeds are not otherwise used within 365 days as described in the indenture. The indenture governing the senior notes allows Cinemark USA, Inc. to incur additional indebtedness if we satisfy the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances.
     Prior to June 15, 2014, Cinemark USA, Inc. may redeem all or any part of the senior notes at its option at 100% of the principal amount plus a make-whole premium. After June 15, 2014, Cinemark USA, Inc. may redeem the senior notes in whole or in part at redemption prices described in the senior notes. In addition, Cinemark USA, Inc. may redeem up to 35% of the aggregate principal amount of the senior notes from the net proceeds of certain equity offerings at the redemption price set forth in the senior notes.
     The Company and its guarantor subsidiaries have agreed to file a registration statement with the Securities and Exchange Commission (the “Commission”) pursuant to which the Company will either offer to exchange the senior notes for substantially similar registered senior notes or register the resale of the senior notes, except that the exchanged registered senior notes will not contain terms with respect to transfer restrictions or provide for payment of additional interest as specified below. The registration rights agreement provides that (i) the Company will use its commercially reasonable best efforts to file an exchange offer registration statement with the Commission on or prior to 90 days after the closing of the senior notes offering, (ii) the Company will use its commercially reasonable best efforts to have the exchange offer registration statement declared effective by the Commission on or prior to 180 days after the closing of the senior notes offering, (iii) unless the exchange offer would not be permissible by applicable law or Commission policy, the Company will commence the exchange offer and use its commercially reasonable best efforts to issue on the earliest practicable date after the date on which the exchange offer registration statement was declared effective by the Commission, but not later than 30 days thereafter, exchange registered senior notes in exchange for all senior notes tendered prior thereto in the exchange offer and (iv) if obligated to file the shelf registration statement, the Company will use its commercially reasonable best efforts to file the shelf registration statement with the Commission on or prior to 30 days after such filing obligation arises (and in any event within 210 days after the closing of the senior notes offering) and to cause the shelf registration statement to be declared effective by the Commission on or prior to 180 days after such obligation arises. If applicable, the Company will use its commercially reasonable best efforts to keep the shelf registration statement effective for a period of two years after the closing of the senior notes offering, subject to certain exceptions.
     If (a) the Company fails to file any of the registration statements required by the registration rights agreement on or before the date specified for such filing, (b) any of such registration statements is not declared effective by the Commission on or prior to the date specified for such effectiveness (the “Effectiveness Target Date”), (c)  the Company fails to consummate the exchange offer within 30 business days of the effectiveness target date with respect to the exchange offer registration statement or (d) the shelf registration statement or the exchange offer registration statement is declared effective but thereafter ceases to be effective or usable in connection with resales of notes during the periods specified in the registration rights agreement without being succeeded within two business days by a post-effective amendment to such registration statement that cures such failure and that is itself immediately declared effective (each such event a “Registration Default”), the Company will pay additional interest to each holder of secured notes. Such additional interest, with respect to the first 90-day period immediately following the occurrence of any such Registration Default, shall equal an increase in the annual interest rate on the notes by 0.5% per annum.
     The amount of the additional interest will increase by an additional 0.5% per annum with respect to each subsequent 90-day period relating to such Registration Default until all Registration Defaults have been cured, up to a maximum amount of additional interest for all Registration Defaults of 1.0% per annum. The senior notes will not accrue additional interest from and after the third anniversary of the closing of the senior notes offering even if the Company is not in compliance with its obligations under the registration rights agreement. The receipt of additional interest shall be the sole remedy available to holders of senior notes as a result of one or more Registration Defaults. Following the cure of all Registration Defaults, the accrual of additional interest will cease.
     Cash Tender Offer for Cinemark, Inc.’s 9 3/4% Senior Discount Notes due 2014
     On June 15, 2009, Cinemark, Inc. commenced a cash tender offer for any and all of its 9 3/4% senior discount notes due 2014, of which $419,403 aggregate principal amount at maturity remained outstanding. In connection with the tender offer, Cinemark, Inc. solicited consents to adopt proposed amendments to the indenture to eliminate substantially all restrictive covenants and certain events of default provisions. On June 29, 2009, approximately $402,459 aggregate principal amount at maturity of the 9 3/4% senior discount notes were tendered and repurchased by the Company for approximately $433,415, including accrued interest of $11,336 and tender premiums paid of $19,620. The Company funded the repurchase with the proceeds from the issuance of the Cinemark USA, Inc. senior notes discussed above. The Company recorded a loss on early retirement of debt of approximately $26,795 during the six months ended June 30, 2009, which included tender premiums paid, other fees and the write-off of unamortized debt issue costs. As of June 30, 2009, Cinemark, Inc. had $16,944 aggregate principal amount at maturity of 9 3/4% senior discount notes remaining outstanding.
     Effective as of June 29, 2009, Cinemark, Inc. and the Bank of New York Trust Company, N.A. as trustee to the indenture dated March 31, 2004, executed the First Supplemental Indenture to amend the Indenture by eliminating substantially all restrictive covenants and certain events of default provisions.
     Fair Value of Long Term Debt
     The Company estimates the fair value of its long term debt using quoted market prices and present value techniques, as appropriate. The carrying value of the Company’s long term debt was $1,566,568 and $1,508,462 as of June 30, 2009 and December 31, 2008, respectively. The fair value of the Company’s long term debt was $1,572,038 and $1,449,147 as of June 30, 2009 and December 31, 2008, respectively.
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
     On September 14, 2008, the counterparty to the $375,000 interest rate swap agreement filed for bankruptcy protection. As a result, the Company determined that on September 15, 2008, when the counterparty’s credit rating was downgraded, the interest rate swap was no longer highly effective. On October 1, 2008, this interest rate swap was terminated by the Company. The change in fair value of this interest rate swap agreement from inception to September 14, 2008 was recorded as a component of accumulated other comprehensive loss. The change in fair value from September 15, 2008 through September 30, 2008 and the gain on termination were recorded in earnings as a component of interest expense during the year ended December 31, 2008. The Company determined that the forecasted transactions hedged by this interest rate swap are still probable to occur, thus the total amount reported in accumulated other comprehensive loss related to this swap of $18,147 is being amortized on a straight-line basis to interest expense over the period during which the forecasted transactions are expected to occur, which is September 15, 2008 through August 13, 2012. The Company amortized approximately $0 and $2,317 to interest expense during the six months ended June 30, 2008 and 2009, respectively. The Company will amortize approximately $4,633 to interest expense over the next twelve months.
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
     As of June 30, 2009, the fair values of the $125,000 interest rate swap and the $175,000 interest rate swap were liabilities of approximately $10,593 and $8,402, respectively which have been recorded as a component of other long-term liabilities. A corresponding cumulative amount of $11,660, net of taxes, has been recorded as an increase in accumulated other comprehensive loss on the Company’s condensed consolidated balance sheet as of June 30, 2009. The interest rate swaps exhibited no ineffectiveness during the six months ended June 30, 2009.
     Below is a reconciliation of our interest rate swap values, as included in other long-term liabilities on the condensed consolidated balance sheets, from the beginning of the year to June 30, 2009:

Beginning liability balance — January 1, 2009	$24,781
Total gain included in accumulated other comprehensive loss	(5,786)

Ending liability balance — June 30, 2009	$18,995

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
11. Goodwill and Other Intangible Assets
     The Company’s goodwill was as follows:

	U.S.	International
	Operating	Operating
	Segment	Segment	Total
Balance at December 31, 2008	$903,461	$136,357	$1,039,818
Acquisition of theatres (1)	44,565	—	44,565
Foreign currency translation adjustments	—	16,015	16,015

Balance at June 30, 2009	$948,026	$152,372	$1,100,398

(1)	See Note 5.
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company evaluates goodwill for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate, the carrying value of goodwill might exceed its estimated fair value.
     The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. The Company considers the reporting unit to be each of its sixteen regions in the U.S. and each of its eight countries internationally (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are considered one reporting unit). Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value exceeds the estimated fair value, a second step is performed to measure the potential goodwill impairment. Fair values are determined based on a multiple of cash flows, which was six and a half times for the evaluation performed during the fourth quarter of 2008. These fair value estimates fall in Level 3 under SFAS No. 157 “Fair Value Measurements”. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Intangible assets consisted of the following:

	Balance at				Balance at
	December 31,				June 30,
	2008	Additions(1)	Amortization	Other(2)	2009
Intangible assets with finite lives:
Vendor contracts:
Gross carrying amount	$55,840	$(375)	$—	$670	$56,135
Accumulated amortization	(26,664)	—	(1,568)	—	(28,232)

Net carrying amount	29,176	(375)	(1,568)	670	27,903

Other intangible assets:
Gross carrying amount	22,856	5,130	—	(790)	27,196
Accumulated amortization	(19,366)	—	(1,145)	772	(19,739)

Net carrying amount	3,490	5,130	(1,145)	(18)	7,457

Total net intangible assets with finite lives	32,666	4,755	(2,713)	652	35,360
Intangible assets with indefinite lives:
Tradename	309,102	—	—	851	309,953

Total intangible assets — net	$341,768	$4,755	$(2,713)	$1,503	$345,313

(1)	The additions to other intangible assets are a result of the acquisition of theatres in the U.S. during March 2009 as discussed in Note 5. The reduction in vendor contracts is a result of an adjustment to the preliminary purchase price allocation related to the acquisition of theatres in Brazil, which occurred during 2008.

(2)	Includes foreign currency translation adjustments, impairment and write-offs for closed theatres. See Note 12 for summary of impairment charges.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Aggregate amortization expense of $2,659 for the six months ended June 30, 2009 consisted of $2,713 of amortization of intangible assets and $(54) of net amortization of other assets and unfavorable leases. Estimated aggregate future amortization expense for intangible assets is as follows:

For the six months ended December 31, 2009	$3,702
For the twelve months ended December 31, 2010	5,531
For the twelve months ended December 31, 2011	5,242
For the twelve months ended December 31, 2012	4,355
For the twelve months ended December 31, 2013	3,625
Thereafter	12,905

Total	$35,360

12. Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.
     The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible assets carrying values, the age of a recently built theatre, competitive theatres in the marketplace, changes in foreign currency exchange rates, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of twenty years for fee owned properties. If the estimated cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. Fair value is determined based on a multiple of cash flows, which was eight times for the evaluations performed during the six months ended June 30, 2008 and six and a half times for the evaluations performed during the six months ended June 30, 2009. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. These fair value estimates fall in Level 3 under SFAS No. 157 “Fair Value Measurements”. The estimated aggregate fair value of the long-lived assets impaired during the six months ended June 30, 2009 was approximately $6,100. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

United State theatre properties	$3,844	$1,058	$4,665	$5,545
International theatre properties	86	284	233	284

Subtotal	$3,930	$1,342	$4,898	$5,829
Intangible assets	—	—	71	—

Impairment of long-lived assets	$3,930	$1,342	$4,969	$5,829

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
13. Foreign Currency Translation
     The accumulated other comprehensive loss account in stockholders’ equity of $72,347 and $33,011 at December 31, 2008 and June 30, 2009, respectively, includes the cumulative foreign currency adjustments from translating the financial statements of the Company’s international subsidiaries into U.S. dollars.
     In 2009 and 2008, all foreign countries where the Company has operations were deemed non-highly inflationary. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.
     On June 30, 2009, the exchange rate for the Brazilian real was 1.95 reais to the U.S. dollar (the exchange rate was 2.36 reais to the U.S. dollar at December 31, 2008). As a result, the effect of translating the June 30, 2009 Brazilian financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in stockholders’ equity of $29,378. At June 30, 2009, the total assets of the Company’s Brazilian subsidiaries were U.S. $215,272.
     On June 30, 2009, the exchange rate for the Mexican peso was 13.23 pesos to the U.S. dollar (the exchange rate was 13.78 pesos to the U.S. dollar at December 31, 2008). As a result, the effect of translating the June 30, 2009 Mexican financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in stockholders’ equity of $1,982. At June 30, 2009, the total assets of the Company’s Mexican subsidiaries were U.S. $127,321.
     On June 30, 2009, the exchange rate for the Chilean peso was 539.98 pesos to the U.S. dollar (the exchange rate was 648.00 pesos to the U.S. dollar at December 31, 2008). As a result, the effect of translating the June 30, 2009 Chilean financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in stockholders’ equity of $2,705. At June 30, 2009, the total assets of the Company’s Chilean subsidiaries were U.S. $25,948.
     The effect of translating the June 30, 2009 financial statements of the Company’s other international subsidiaries, with local currencies other than the U.S. dollar, is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a decrease in stockholders’ equity of $651.
14. Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the condensed consolidated financial statements. The Company’s comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$19,807	$16,615	$38,158	$23,018
Fair value adjustments on interest rate swap agreements , net of taxes (see Note 10)	3,553	13,045	3,605	1,086
Amortization of accumulated other comprehensive loss related to terminated swap agreement (see Note 10)	1,159	—	2,317	—
Foreign currency translation adjustment (see Note 13)	36,090	17,829	33,541	27,650

Comprehensive income	$60,609	$47,489	$77,621	$51,754
Comprehensive income attributable to noncontrolling interests (1)	(2,085)	(369)	(2,050)	(2,454)

Comprehensive income attributable to Cinemark Holdings, Inc.	$58,524	$47,120	$75,571	$49,300

(1)	Comprehensive income attributable to noncontrolling interests consisted of net income and foreign currency translation adjustments.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
15. Supplemental Cash Flow Information
     The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Six Months Ended
	June 30,
	2009	2008

Cash paid for interest(1)	$191,507	$42,931
Cash paid for income taxes, net of refunds received	$33,893	$7,504

Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (2)	$(7,118)	$(3,349)
Theatre properties acquired under capital lease (3)	$20,400	$7,911
Investment in NCM (see Note 6)	$15,536	$19,020
Dividends accrued on unvested restricted stock unit awards	$(85)	$(25)

(1)	Includes $151,952 of interest paid as a result of the repurchase of approximately $402,459 aggregate principal amount of the Company’s 9 3/4% senior discount notes. The interest portion of the repurchase had accreted on the senior discount notes since issuance during 2004.

(2)	Additions to theatre properties and equipment included in accounts payable as of December 31, 2008 and June 30, 3009 were $13,989 and $6,871, respectively.

(3)	Amount recorded during the six months ended June 30, 2009 was a result of the acquisition of theatres in the U.S. as discussed in Note 5.
16. Segments
     The Company manages its international market and its U.S. market as separate reportable operating segments. The international segment consists of operations in Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. The U.S. segment includes U.S. and Canada operations. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenues, primarily screen advertising. The primary measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company’s management evaluates the performance of its assets on a consolidated basis.
     Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues
U.S.	$419,575	$360,247	$761,019	$669,047
International	98,962	97,900	184,158	191,009
Eliminations	(1,029)	(913)	(1,869)	(1,806)

Total Revenues	$517,508	$457,234	$943,308	$858,250

Adjusted EBITDA
U.S.	$100,576	$78,815	$182,295	$143,691
International	20,216	21,023	36,485	40,307

Total Adjusted EBITDA	$120,792	$99,838	$218,780	$183,998

Capital Expenditures
U.S.	$27,171	$12,490	$43,422	$38,385
International	10,875	8,625	17,496	13,531

Total Capital Expenditures	$38,046	$21,115	$60,918	$51,916

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$19,807	$16,615	$38,158	$23,018
Add (deduct):
Income taxes	4,320	11,840	18,963	15,481
Interest expense (1)	25,649	30,061	51,113	62,134
Loss on early retirement of debt	26,795	—	26,795	40
Other income (2)	(994)	(2,224)	(2,287)	(5,117)
Depreciation and amortization	37,535	37,840	73,668	75,247
Amortization of favorable/unfavorable leases	346	699	669	1,403
Impairment of long-lived assets	3,930	1,342	4,969	5,829
Loss on sale of assets and other	1,186	1,109	1,458	910
Deferred lease expenses	1,034	914	2,121	2,146
Amortization of long-term prepaid rents	360	425	750	829
Share based awards compensation expense	824	1,217	2,403	2,078

Adjusted EBITDA	$120,792	$99,838	$218,780	$183,998

(1)	Includes amortization of debt issue costs.

(2)	Includes interest income, foreign currency exchange gain (loss), and equity in loss of affiliates and excludes distributions from NCM.
     Financial Information About Geographic Areas
     The Company has operations in the U.S., Canada, Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala, which are reflected in the condensed consolidated financial statements. Below is a breakdown of selected financial information by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2009	2008	2009	2008

U.S. and Canada	$419,575	$360,247	$761,019	$669,047
Brazil	49,323	47,000	92,581	91,634
Mexico	15,311	21,002	29,528	40,404
Other foreign countries	34,328	29,898	62,049	58,971
Eliminations	(1,029)	(913)	(1,869)	(1,806)

Total	$517,508	$457,234	$943,308	$858,250

	June 30,	December 31,
Theatre Properties and Equipment-net	2009	2008

U.S. and Canada	$1,069,319	$1,073,551
Brazil	73,281	58,641
Mexico	39,042	38,290
Other foreign countries	42,490	37,801

Total	$1,224,132	$1,208,283

17. Related Party Transactions
     The Company leases one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”) on a month-to-month basis. Plitt Plaza is indirectly owned by Lee Roy Mitchell, who owns approximately 12% of the Company’s issued and outstanding shares of common stock. Annual rent is approximately $118 plus certain taxes, maintenance expenses and insurance. The Company recorded $63 and $59 of facility lease and other operating expenses payable to Plitt Plaza joint venture during the six months ended June 30, 2008 and 2009, respectively.
     The Company manages one theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $48 and $49 of management fee revenues during the six months ended June 30, 2008 and 2009, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.
     The Company leases 22 theatres and two parking facilities from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy, which owns approximately 8% of the Company’s issued and outstanding shares of common stock. Raymond Syufy is one of the Company’s directors and is an officer of the general partner of Syufy. Of these 24 leases, 20 have fixed minimum annual rent in an aggregate amount of approximately $21,646. The four leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. For the six months ended June 30, 2008 and 2009, the Company paid approximately $658 and $645, respectively, in percentage rent for these four leases.
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
19. Subsequent Event — Dividend Declaration
     On July 29, 2009, the Company’s board of directors declared a cash dividend in the amount of $0.18 per common share payable to stockholders of record on August 17, 2009. The dividend will be paid on September 1, 2009.
20. Subsequent Event — Notice of Call of 9 3/4% Senior Discount Notes
     On August 3, 2009, the Company delivered to the Bank of New York Trust Company N.A., as trustee, a notice to redeem the $16,944 aggregate principal amount at maturity of the Company’s 9 3/4% senior discount notes remaining outstanding. The notice specified September 8, 2009 as the redemption date. On the redemption date, the Company will pay a redemption price of 104.875% of the face amount of the discount notes remaining outstanding plus any accrued and unpaid interest to, but not including, the redemption date. The Company will use proceeds from the issuance of the Cinemark USA, Inc. senior notes to fund the redemption. The Company will record a loss on early retirement of debt of approximately $1,078 during the three months ended September 30, 2009, which includes call premiums paid and the write-off of unamortized debt issue costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.
     We are the second largest motion picture exhibitor in the world, in terms of both attendance and the number of screens in operation, with theatres in the U.S., Canada, Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. For financial reporting purposes at June 30, 2009, we have two reportable operating segments, our U.S. operations and our international operations.
     We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing programs, pay phones, ATM machines and electronic video games located in some of our theatres. Our investment in NCM has assisted us in expanding our offerings to advertisers, exploring ancillary revenue sources such as digital video monitor advertising, third party branding, and the use of theatres for non-film events. In addition, we are able to use theatres during non-peak hours for concerts, sporting events, and other cultural events. Successful films released during the six months ended June 30, 2009 included Transformers: Revenge of the Fallen, Disney Pixar’s, Up, Star Trek, The Hangover, Night at the Museum 2: Battle of the Smithsonian, Monsters vs. Aliens, X-Men Origins: Wolverine, Taken and Fast & Furious. Film releases scheduled for the remainder of 2009 include Ice Age: Dawn of the Dinosaurs, Harry Potter and the Half-Blood Prince, Twilight 2: New Moon, Alvin and the Chipmunks: The Squeakuel, 2012, G.I. Joe: The Rise of Cobra, Funny People, Old Dogs, Sherlock Holmes and 3-D movies such as Cloudy With a Chance of Meatballs, The Final Destination, Avatar and A Christmas Carol. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios.
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
     Utilities and other costs include certain costs that possess both fixed and variable components such as utilities, property taxes, janitorial costs, repairs and maintenance and security services.
Recent Developments
     On July 29, 2009, our board of directors declared a cash dividend in the amount of $0.18 per common share payable to stockholders of record on August 17, 2009. The dividend will be paid on September 1, 2009.
     On August 3, 2009, we delivered to the Bank of New York Trust Company N.A., as trustee, a notice to redeem the $16.9 million aggregate principal amount at maturity of our 9¾% senior discount notes remaining outstanding. The notice specified September 8, 2009 as the redemption date. On the redemption date, we will pay a redemption price of 104.875% of the face amount of the discount notes remaining outstanding plus any accrued and unpaid interest to, but not including, the redemption date.

Results of Operations
     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Operating data (in millions):
Revenues
Admissions	$339.1	$294.4	$619.0	$556.8
Concession	158.9	141.5	288.9	263.6
Other	19.5	21.3	35.4	37.8

Total revenues	$517.5	$457.2	$943.3	$858.2

Theatre operating costs (1)
Film rentals and advertising	$190.9	$163.8	$338.0	$301.9
Concession supplies	24.0	23.2	43.7	42.0
Salaries and wages	52.0	45.3	96.4	87.9
Facility lease expense	59.2	56.1	114.9	112.4
Utilities and other	54.1	50.4	102.9	98.6

Total theatre operating costs	$380.2	$338.8	$695.9	$642.8

Operating data as a percentage of revenues:
Revenues
Admissions	65.5%	64.4%	65.6%	64.9%
Concession	30.7%	30.9%	30.6%	30.7%
Other	3.8%	4.7%	3.8%	4.4%

Total revenues	100.0%	100.0%	100.0%	100.0%

Theatre operating costs (1) (2)
Film rentals and advertising	56.3%	55.6%	54.6%	54.2%
Concession supplies	15.1%	16.4%	15.1%	15.9%
Salaries and wages	10.0%	9.9%	10.2%	10.2%
Facility lease expense	11.4%	12.3%	12.2%	13.1%
Utilities and other	10.5%	11.0%	10.9%	11.5%
Total theatre operating costs	73.5%	74.1%	73.8%	74.9%

Average screen count (month end average)	4,862	4,683	4,826	4,672

Revenues per average screen (in dollars)	$106,450	$97,642	$195,452	$183,701

(1)	Excludes depreciation and amortization expense.

(2)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended June 30, 2009 and 2008
     Revenues. Total revenues increased $60.3 million to $517.5 million for the three months ended June 30, 2009 (“second quarter of 2009”) from $457.2 million for the three months ended June 30, 2008 (“second quarter of 2008”), representing a 13.2% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

				International Operating
	U.S. Operating Segment			Segment			Consolidated
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30,			June 30,			June 30,
			%			%			%
	2009	2008	Change	2009	2008	Change	2009	2008	Change
Admissions revenues (in millions)	$276.2	$234.3	17.9%	$62.9	$60.1	4.7%	$339.1	$294.4	15.2%
Concession revenues (in millions)	$131.2	$114.3	14.8%	$27.7	$27.2	1.8%	$158.9	$141.5	12.3%
Other revenues (in millions) (1)	$11.1	$10.7	3.7%	$8.4	$10.6	(20.8%)	$19.5	$21.3	(8.5%)
Total revenues (in millions) (1)	$418.5	$359.3	16.5%	$99.0	$97.9	1.1%	$517.5	$457.2	13.2%
Attendance (in millions)	43.9	38.6	13.7%	17.2	14.8	16.2%	61.1	53.4	14.4%
Revenues per screen (in dollars) (1)	$109,438	$97,871	11.8%	$95,431	$96,811	(1.4%)	$106,450	$97,642	9.0%

(1)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 16 of our condensed consolidated financial statements.
• Consolidated. The increase in admissions revenues of $44.7 million was primarily attributable to a 14.4% increase in attendance and a 0.7% increase in average ticket price from $5.51 for the second quarter of 2008 to $5.55 for the second quarter of 2009. The increase in concession revenues of $17.4 million was primarily attributable to the 14.4% increase in attendance, partially offset by a 1.9% decrease in concession revenues per patron from $2.65 for the second quarter of 2008 to $2.60 for the second quarter of 2009. The decrease in concession revenues per patron was primarily due to the unfavorable impact of exchange rates in certain countries in which we operate. The 8.5% decrease in other revenues was primarily due to decreases in ancillary revenue and the unfavorable impact of exchange rates in certain countries in which we operate.
• U.S. The increase in admissions revenues of $41.9 million was primarily attributable to a 13.7% increase in attendance and a 3.6% increase in average ticket price from $6.07 for the second quarter of 2008 to $6.29 for the second quarter of 2009. The increase in concession revenues of $16.9 million was primarily attributable to the 13.7% increase in attendance and a 1.0% increase in concession revenues per patron from $2.96 for the second quarter of 2008 to $2.99 for the second quarter of 2009. The increases in average ticket price and concession revenues per patron were primarily due to price increases.
• International. The increase in admissions revenues of $2.8 million was primarily attributable to a 16.2% increase in attendance, partially offset by a 9.9% decrease in average ticket price from $4.06 for the second quarter of 2008 to $3.66 for the second quarter of 2009. The increase in concession revenues of $0.5 million was primarily attributable to the 16.2% increase in attendance, partially offset by a 12.5% decrease in concession revenues per patron from $1.84 for the second quarter of 2008 to $1.61 for the second quarter of 2009. The decreases in average ticket price and concession revenues per patron were primarily due to the unfavorable impact of exchange rates in certain countries in which we operate. The 20.8% decrease in other revenues was primarily due to decreases in ancillary revenue and the unfavorable impact of exchange rates in certain countries in which we operate.
     Theatre Operating Costs (excludes depreciation and amortization expense). Theatre operating costs were $380.2 million, or 73.5% of revenues, for the second quarter of 2009 compared to $338.8 million, or 74.1% of revenues, for the second quarter of 2008. The table below, presented by reportable operating segment, summarizes our year-over-year theatre operating costs.

			International Operating
	U.S. Operating Segment		Segment		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008
Film rentals and advertising	$158.8	$134.4	$32.1	$29.4	$190.9	$163.8
Concession supplies	17.2	16.3	6.8	6.9	24.0	23.2
Salaries and wages	43.8	37.4	8.2	7.9	52.0	45.3
Facility lease expense	45.1	41.3	14.1	14.8	59.2	56.1
Utilities and other	40.7	36.5	13.4	13.9	54.1	50.4

Total theatre operating costs	$305.6	$265.9	$74.6	$72.9	$380.2	$338.8

• Consolidated. Film rentals and advertising costs were $190.9 million, or 56.3% of admissions revenues, for the second quarter of 2009 compared to $163.8 million, or 55.6% of admissions revenues, for the second quarter of 2008. The increase in film rentals and advertising costs of $27.1 million is primarily due to a $44.7 million increase in admissions revenues, which contributed $25.4 million, and an increase in our film rental and advertising rate, which contributed $1.7 million. Concession supplies expense was $24.0 million, or 15.1% of concession revenues, for the second quarter of 2009 compared to $23.2 million, or 16.4% of concession revenues, for the second quarter of 2008. The decrease in the concession supplies rate is primarily related to the incremental benefit of our new U.S. beverage agreement that was effective at the beginning of 2009.
Salaries and wages increased to $52.0 million for the second quarter of 2009 from $45.3 million for the second quarter of 2008 primarily due to new theatres and increased staffing levels to support the 14.4% increase in attendance. Facility lease expense increased to $59.2 million for the second quarter of 2009 from $56.1 million for the second quarter of 2008 primarily due to new theatres and increased percentage rent. Utilities and other costs increased to $54.1 million for the second quarter of 2009 from $50.4 million for the second quarter of 2008 primarily due to new theatres, increased repairs and maintenance expense and increased 3-D equipment rental fees.
• U.S. Film rentals and advertising costs were $158.8 million, or 57.5% of admissions revenues, for the second quarter of 2009 compared to $134.4 million, or 57.4% of admissions revenues, for the second quarter of 2008. The increase in film rentals and advertising costs of $24.4 million is due to a $41.9 million increase in admissions revenues. Concession supplies expense was $17.2 million, or 13.1% of concession revenues, for the second quarter of 2009 compared to $16.3 million, or 14.3% of concession revenues, for the second quarter of 2008. The decrease in the concession supplies rate is primarily related to the incremental benefit of our new U.S. beverage agreement that was effective at the beginning of 2009.
Salaries and wages increased to $43.8 million for the second quarter of 2009 from $37.4 million for the second quarter of 2008 primarily due to new theatres and increased staffing levels to support the 13.7% increase in attendance. Facility lease expense increased to $45.1 million for the second quarter of 2009 from $41.3 million for the second quarter of 2008 primarily due to new theatres and increased percentage rent. Utilities and other costs increased to $40.7 million for the second quarter of 2009 from $36.5 million for the second quarter of 2008 primarily due to new theatres, increased repairs and maintenance expense and increased 3-D equipment rental fees.
• International. Film rentals and advertising costs were $32.1 million, or 51.0% of admissions revenues, for the second quarter of 2009 compared to $29.4 million, or 48.9% of admissions revenues, for the second quarter of 2008. The increase in our film rental and advertising rate was primarily due to higher film rental rates associated with the solid slate of films released during the second quarter of 2009 versus 2008. Concession supplies expense was $6.8 million, or 24.5% of concession revenues, for the second quarter of 2009 compared to $6.9 million, or 25.4% of concession revenues, for the second quarter of 2008.
Salaries and wages increased to $8.2 million for the second quarter of 2009 from $7.9 million for the second quarter of 2008 primarily due to new theatres and increased staffing levels to support the 16.2% increase in attendance, partially offset by the impact of exchange rates in certain countries in which we operate. Facility lease expense decreased to $14.1 million for the second quarter of 2009 from $14.8 million for the second quarter of 2008 primarily due to the impact of exchange rates in certain countries in which we operate. Utilities and other costs decreased to $13.4 million for the second quarter of 2009 from $13.9 million for the second quarter of 2008 primarily due to the impact of exchange rates in certain countries in which we operate.

     General and Administrative Expenses. General and administrative expenses decreased to $23.7 million for the second quarter of 2009 from $24.5 million for the second quarter of 2008. The decrease was primarily due to decreased legal and professional fees, partially offset by increased compensation expense and increased service charges related to increased credit card activity.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable/unfavorable leases, was $37.9 million for the second quarter of 2009 compared to $38.5 million for the second quarter of 2008. The decrease was due to the impact of exchange rates in certain countries in which we operate.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $3.9 million for the second quarter of 2009 compared to $1.3 million for the second quarter of 2008. Impairment charges for the second quarter of 2009 were primarily for one U.S. theatre property.
     Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $1.2 million during the second quarter of 2009 compared to $1.1 million during the second quarter of 2008.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $25.6 million for the second quarter of 2009 compared to $30.1 million for the second quarter of 2008. The decrease was primarily due to decreases in interest rates on our variable rate debt.
     Interest Income. We recorded interest income of $0.9 million during the second quarter of 2009 compared to $2.9 million during the second quarter of 2008. The decrease was primarily due to lower interest rates earned on our cash investments.
     Loss on Early Retirement of Debt. During the second quarter of 2009, we recorded a loss on early retirement of debt of $26.8 million as a result of the tender premiums paid and other fees related to the repurchase of approximately $402.5 million aggregate principal amount at maturity of Cinemark, Inc.’s 9 3/4% senior discount notes and the write-off of unamortized debt issue costs associated with these notes.
     Distributions from NCM. We recorded distributions from NCM of $5.0 million during the second quarter of 2009 and $3.4 million during the second quarter of 2008, which were in excess of the carrying value of our investment. See Note 6 to our condensed consolidated financial statements.
     Income Taxes. Income tax expense of $4.3 million was recorded for the second quarter of 2009 compared to $11.8 million for the second quarter of 2008. The effective tax rate was 17.9% for the second quarter of 2009 compared to 41.6% for the second quarter of 2008. Income tax expense for the second quarter of 2009 includes the impact of two discrete items, including an adjustment to our deferred tax liability and an increase to our foreign unrecognized tax benefits in accordance with FIN48. The net impact of these two items on income tax expense for the second quarter of 2009 was a benefit of approximately $4.9 million. Neither item resulted in a current year payment of income taxes. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Six months ended June 30, 2009 and 2008
     Revenues. Total revenues increased $85.1 million to $943.3 million for the six months ended June 30, 2009 (“the 2009 period”) from $858.2 million for the six months ended June 30, 2008 (“the 2008 period”), representing a 9.9% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
			%			%			%
	2009	2008	Change	2009	2008	Change	2009	2008	Change
Admissions revenues (in millions)	$501.7	$437.1	14.8%	$117.3	$119.7	(2.0%)	$619.0	$556.8	11.2%
Concession revenues (in millions)	$237.2	$211.0	12.4%	$51.7	$52.6	(1.7%)	$288.9	$263.6	9.6%
Other revenues (in millions) (1)	$20.2	$19.1	5.8%	$15.2	$18.7	(18.7%)	$35.4	$37.8	(6.3%)
Total revenues (in millions) (1)	$759.1	$667.2	13.8%	$184.2	$191.0	(3.6%)	$943.3	$858.2	9.9%
Attendance (in millions)	81.2	72.9	11.4%	34.0	30.2	12.6%	115.2	103.1	11.7%
Revenues per screen (in dollars) (1)	$200,379	$182,264	9.9%	$177,636	$188,904	(6.0%)	$195,452	$183,701	6.4%

(1)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 16 of our condensed consolidated financial statements.
• Consolidated. The increase in admissions revenues of $62.2 million was primarily attributable to an 11.7% increase in attendance, partially offset by a 0.6% decrease in average ticket price from $5.40 for the 2008 period to $5.37 for the 2009 period. The increase in concession revenues of $25.3 million was primarily attributable to the 11.7% increase in attendance, partially offset by a 2.0% decrease in concession revenues per patron from $2.56 for the 2008 period to $2.51 for the 2009 period. The decreases in average ticket price and concession revenues per patron were primarily due to the unfavorable impact of exchange rates in certain countries in which we operate. The 6.3% decrease in other revenues was primarily due to decreases in ancillary revenue and the unfavorable impact of exchange rates in certain countries in which we operate.
• U.S. The increase in admissions revenues of $64.6 million was primarily attributable to an 11.4% increase in attendance and a 3.0% increase in average ticket price from $6.00 for the 2008 period to $6.18 for the 2009 period. The increase in concession revenues of $26.2 million was primarily attributable to the 11.4% increase in attendance and a 1.0% increase in concession revenues per patron from $2.89 for the 2008 period to $2.92 for the 2009 period. The increases in average ticket price and concession revenues per patron were primarily due to price increases.
• International. The decrease in admissions revenues of $2.4 million was primarily attributable to a 12.9% decrease in average ticket price from $3.96 for the 2008 period to $3.45 for the 2009 period, partially offset by a 12.6% increase in attendance. The decrease in concession revenues of $0.9 million was primarily attributable to a 12.6% decrease in concession revenues per patron from $1.74 for the 2008 period to $1.52 for the 2009 period, partially offset by the 12.6% increase in attendance. The decreases in average ticket price and concession revenues per patron were primarily due to the unfavorable impact of exchange rates in certain countries in which we operate. The decrease in other revenues of $3.5 million was primarily due to decreases in ancillary revenue and the unfavorable impact of exchange rates in certain countries in which we operate.

     Theatre Operating Costs (excludes depreciation and amortization expense). Theatre operating costs were $695.9 million, or 73.8% of revenues, for the 2009 period compared to $642.8 million, or 74.9% of revenues, for the 2008 period. The table below, presented by reportable operating segment, summarizes our year-over-year theatre operating costs.

			International Operating
	U.S. Operating Segment		Segment		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008
Film rentals and advertising	$278.8	$243.2	$59.2	$58.7	$338.0	$301.9
Concession supplies	30.6	28.8	13.1	13.2	43.7	42.0
Salaries and wages	81.1	72.8	15.3	15.1	96.4	87.9
Facility lease expense	87.7	82.8	27.2	29.6	114.9	112.4
Utilities and other	77.6	71.7	25.3	26.9	102.9	98.6

Total theatre operating costs	$555.8	$499.3	$140.1	$143.5	$695.9	$642.8

• Consolidated. Film rentals and advertising costs were $338.0 million, or 54.6% of admissions revenues, for the 2009 period compared to $301.9 million, or 54.2% of admissions revenues, for the 2008 period. The increase in film rentals and advertising costs of $36.1 million is primarily due to a $62.2 million increase in admissions revenues, which contributed $34.8 million, and an increase in our film rental and advertising rate, which contributed $1.3 million. Concession supplies expense was $43.7 million, or 15.1% of concession revenues, for the 2009 period, compared to $42.0 million, or 15.9% of concession revenues, for the 2008 period. The decrease in the concession supplies rate is primarily related to the benefit of our new U.S. beverage agreement that was effective at the beginning of 2009.
Salaries and wages increased to $96.4 million for the 2009 period from $87.9 million for the 2008 period primarily due to new theatres and increased staffing levels to support the 11.7% increase in attendance. Facility lease expense increased to $114.9 million for the 2009 period from $112.4 million for the 2008 period primarily due to new theatres and increased percentage rent. Utilities and other costs increased to $102.9 million for the 2009 period from $98.6 million for the 2008 period primarily due to new theatres, increased repairs and maintenance expense and increased 3-D equipment rental fees.
• U.S. Film rentals and advertising costs were $278.8 million for the 2009 period compared to $243.2 million, for the 2008 period. The increase in film rentals and advertising costs of $35.6 million is due to a $64.6 million increase in admissions revenues, as the film rentals and advertising rate remained flat at 55.6%. Concession supplies expense was $30.6 million, or 12.9% of concession revenues, for the 2009 period, compared to $28.8 million, or 13.6% of concession revenues, for the 2008 period. The decrease in the concession supplies rate is primarily related to the benefit of our new U.S. beverage agreement that was effective at the beginning of 2009.
Salaries and wages increased to $81.1 million for the 2009 period from $72.8 million for the 2008 period primarily due to new theatres and increased staffing levels to support the 11.4% increase in attendance. Facility lease expense increased to $87.7 million for the 2009 period from $82.8 million for the 2008 period primarily due to new theatres and increased percentage rent. Utilities and other costs increased to $77.6 million for the 2009 period from $71.7 million for the 2008 period primarily due to new theatres, increased repairs and maintenance expense and increased 3-D equipment rental fees.
• International. Film rentals and advertising costs were $59.2 million, or 50.5% of admissions revenues, for the 2009 period compared to $58.7 million, or 49.0% of admissions revenues, for the 2008 period. The increase in our film rental and advertising rate was primarily due to higher film rental rates associated with the solid slate of films released during the 2009 period. Concession supplies expense was $13.1 million, or 25.3% of concession revenues, for the 2009 period compared to $13.2 million, or 25.1% of concession revenues, for the 2008 period.
Salaries and wages increased to $15.3 million for the 2009 period from $15.1 million for the 2008 period primarily due to new theatres. Facility lease expense decreased to $27.2 million for the 2009 period from $29.6 million for the 2008 period primarily due to the impact of exchange rates in certain countries in which we operate. Utilities and other costs decreased to $25.3 million for the 2009 period from $26.9 million for the 2008 period primarily due to the impact of exchange rates in certain countries in which we operate.

     General and Administrative Expenses. General and administrative expenses increased to $45.5 million for the 2009 period from $45.1 million for the 2008 period. The increase was primarily due to increased compensation expense and increased service charges related to increased credit card activity partially offset by decreased legal and professional fees.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable/unfavorable leases, was $74.3 million for the 2009 period compared to $76.7 million for the 2008 period. The decrease was due to the impact of exchange rates in certain countries in which we operate.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $5.0 million for the 2009 period compared to $5.8 million for the 2008 period. Impairment charges for the 2009 and 2008 periods were primarily for U.S. theatre properties.
     Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $1.5 million during the 2009 period compared to $0.9 million during the 2008 period.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $51.1 million for the 2009 period compared to $62.1 million for the 2008 period. The decrease was primarily due to decreases in interest rates on our variable rate debt.
      Interest Income. We recorded interest income of $2.8 million during the 2009 period compared to $6.7 million during the 2008 period. The decrease in interest income was primarily due to lower interest rates earned on our cash investments.
      Loss on Early Retirement of Debt. During the 2009 period, we recorded a loss on early retirement of debt of $26.8 million as a result of the tender premiums paid and other fees related to the repurchase of approximately $402.5 million aggregate principal amount at maturity of Cinemark, Inc.’s 9 3/4% senior discount notes and the write-off of unamortized debt issue costs associated with these notes.
     Distributions from NCM. We recorded distributions from NCM of $11.6 million during the 2009 period and $8.6 million during the 2008 period, which were in excess of the carrying value of our investment. See Note 6 to our condensed consolidated financial statements.
     Income Taxes. Income tax expense of $19.0 million was recorded for the 2009 period compared to $15.5 million for the 2008 period. The effective tax rate was 33.2% for the 2009 period compared to 40.2% for the 2008 period. Income tax expense for the 2009 period includes the impact of two discrete items, including an adjustment to our deferred tax liability and an increase to our foreign unrecognized tax benefits in accordance with FIN48. The net impact of the two items on income tax expense for the 2009 period was a benefit of approximately $4.9 million. Neither item resulted in a current year payment of income taxes. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.
Liquidity and Capital Resources
     Operating Activities
     We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, a majority of our theatres provide the patron a choice of using a credit card, in place of cash, which we convert to cash over a range of one to six days. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash used for operating activities was $10.7 million for the six months ended June 30, 2009 compared to cash provided by operating activities of $139.0 million for the six months ended June 30, 2008. The decrease in cash provided by operating activities is due to the repurchase of approximately $402.5 million of our 9 3/4% senior discount notes, which included payment of $152.0 million of accreted interest that had accreted on the senior discount notes since issuance during 2004. The principal portion of the repurchase is reflected as a financing activity.

Investing Activities
     Our investing activities have been principally related to the development and acquisition of additional theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $110.7 million for the six months ended June 30, 2009 compared to $34.4 million for the six months ended June 30, 2008. The increase in cash used for investing activities is primarily due to the acquisition of theatres in the U.S. on March 18, 2009, for approximately $49.0 million. See Note 5 to the condensed consolidated financial statements.
     Capital expenditures for the six months ended June 30, 2009 and 2008 were as follows (in millions):

	New	Existing
Period	Theatres	Theatres	Total
Six Months Ended June 30, 2009	$24.0	$36.9	$60.9
Six Months Ended June 30, 2008	$36.4	$15.5	$51.9
     We continue to expand our U.S. theatre circuit. We acquired four theatres with 82 screens, built three theatres with 38 screens and closed four theatres with 20 screens during the six months ended June 30, 2009, bringing our total domestic screen count to 3,842. At June 30, 2009, we had signed commitments to open one new theatre with 16 screens in domestic markets during the remainder of 2009 and open five new theatres with 70 screens subsequent to 2009. We estimate the remaining capital expenditures for the development of these 86 domestic screens will be approximately $34 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
     We also continue to expand our international theatre circuit. We built four theatres with 25 screens and closed three theatres and 19 screens during the six months ended June 30, 2009, bringing our total international screen count to 1,047. At June 30, 2009, we had signed commitments to open three new theatres with 18 screens in international markets during the remainder of 2009 and open three new theatres with 22 screens subsequent to 2009. We estimate the remaining capital expenditures for the development of these 40 international screens will be approximately $22 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
     We plan to fund capital expenditures for our continued development with cash flow from operations, borrowings under our senior secured credit facility, from debt issuances, proceeds from sale leaseback transactions and/or sales of excess real estate.
     Financing Activities
     Cash provided by financing activities was $146.6 million for the six months ended June 30, 2009 compared to cash used for financing activities of $50.9 million for the six months ended June 30, 2008. The increase in cash provided by financing activities is primarily due to the net proceeds of $458.5 million from the issuance of our $470 million 8.625% senior notes, partially offset by the repurchase of approximately $402.5 million of our 9 3/4% senior discount notes, the aggregate principal portion of which was $250.5 million. The interest portion of the repurchase is reflected as an operating activity.
     On February 13, 2009, our board of directors declared a cash dividend for the fourth quarter of 2008 in the amount of $0.18 per share of common stock payable to stockholders of record on March 5, 2009. The dividend was paid on March 20, 2009 in the total amount of approximately $19.6 million. On May 13, 2009, our board of directors declared a cash dividend for the first quarter of 2009 in the amount of $0.18 per share of common stock payable to stockholders of record on June 2, 2009. The dividend was paid on June 18, 2009 in the total amount of approximately $19.7 million.

     We may from time to time, subject to compliance with our debt instruments, purchase on the open market our debt securities depending upon the availability and prices of such securities. Long-term debt consisted of the following as of June 30, 2009 and December 31, 2008 (in millions):

	June 30, 2009	December 31, 2008
Cinemark, USA, Inc. term loan	$1,089.2	$1,094.8
Cinemark USA, Inc. 8 5/8% senior notes due 2019[1]	458.5	—
Cinemark, Inc. 9 3/4% senior discount notes due 2014	16.9	411.3
Cinemark USA, Inc. 9% senior subordinated notes due 2013	0.2	0.2
Other long-term debt	1.7	2.2

Total long-term debt	1,566.5	1,508.5
Less current portion	12.6	12.5

Long-term debt, less current portion	$1,553.9	$1,496.0

[1]	Includes the $470.0 million aggregate principal amount of the 8 5/8% senior notes net of the discount of $11.5 million.
     As of June 30, 2009, we had borrowings of $1,089.2 million outstanding on the term loan under our senior secured credit facility, $470.0 million aggregate principal amount outstanding under our 8 5/8% senior notes, $16.9 million aggregate principal amount at maturity under our 9 3/4% senior discount notes and approximately $0.2 million aggregate principal amount outstanding under our 9% senior subordinated notes, respectively. We had a minimum of approximately $121.5 million in available borrowing capacity under our revolving credit facility. The availability of our revolving credit facility may have recently been impacted by the insolvency of one of the lenders under our facility. As such, it is uncertain whether this lender would fund its $28.5 million commitment under the $150.0 million revolving credit facility. We were in full compliance with all covenants governing our outstanding debt at June 30, 2009.
     As of June 30, 2009, our long-term debt obligations, scheduled interest payments on long-term debt, future minimum lease obligations under non-cancelable operating and capital leases, scheduled interest payments under capital leases and other obligations for each period indicated are summarized as follows:

	Payments Due by Period
	(in millions)
		Less Than	1 - 3	4 - 5	After
Contractual Obligations	Total	One Year	Years	Years	5 Years

Long-term debt [1]	$1,578.0	$12.6	$22.7	$1,072.7	$470.0
Scheduled interest payments on long-term debt [2]	614.3	77.3	153.8	118.6	264.6
Operating lease obligations	1,908.1	182.3	359.6	346.7	1,019.5
Capital lease obligations	143.6	6.9	14.7	18.1	103.9
Scheduled interest payments on capital leases	115.3	14.3	26.5	23.3	51.2
Employment agreements	9.9	3.3	6.6	—	—
Purchase commitments [3]	63.3	21.5	41.6	0.1	0.1
FIN 48 liabilities [4]	10.8	10.8	—	—	—

Total obligations	$4,443.3	$329.0	$625.5	$1,579.5	$1,909.3

[1]	Includes the 8 5/8% senior notes in the aggregate principal amount outstanding of $470.0 million, excluding the discount of $11.5 million.

[2]	Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates in effect on June 30, 2009. The average interest rates on our fixed rate and variable rate debt were 7.6% and 2.2%, respectively, as of June 30, 2009.

[3]	Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of June 30, 2009.

[4]	The contractual obligations table excludes the long-term portion of our FIN 48 liabilities of $14.4 million because we cannot make a reliable estimate of the timing of the related cash payments.

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
     Prior to 2008, Cinemark, Inc. repurchased on the open market a total of $110.8 million aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $96.7 million, including accreted interest. Cinemark, Inc. funded these transactions with available cash from its operations and proceeds from our initial public offering.
     During 2008, in ten open market purchases, Cinemark, Inc. repurchased $47.0 million aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $42.2 million, including accreted interest. Cinemark, Inc. funded the transactions with proceeds from our initial public offering.
     On June 15, 2009, Cinemark, Inc. commenced a cash tender offer for any and all of its 9 3/4% senior discount notes due 2014, of which $419.4 million aggregate principal amount at maturity remained outstanding. In connection with the tender offer, Cinemark, Inc. solicited consents to adopt proposed amendments to the indenture to eliminate substantially all restrictive covenants and certain events of default provisions. On June 29, 2009, approximately $402.5 million aggregate principal amount at maturity of the 9 3/4% senior discount notes were tendered and repurchased by us for approximately $433.4 million, including accrued interest of $11.3 million and tender premiums paid of $19.6 million. We funded the repurchase with the proceeds from the issuance of the Cinemark USA, Inc. 8.625% senior notes discussed below.
     Effective as of June 29, 2009, Cinemark, Inc. and the Bank of New York Trust Company, N.A. as trustee to the indenture dated March 31, 2004, executed the First Supplemental Indenture to amend the Indenture by eliminating substantially all restrictive covenants and certain events of default provisions.
     As of June 30, 2009, $16.9 million aggregate principal amount at maturity remained outstanding.
     On August 3, 2009, we delivered to the Bank of New York Trust Company N.A., as trustee, a notice to redeem the $16.9 million aggregate principal amount at maturity of our 9 ¾% senior discount notes remaining outstanding. The notice specified September 6, 2009 as the redemption date. On the redemption date, we will pay a redemption price of 104.875% of the face amount of the discount notes remaining outstanding plus any accrued and unpaid interest to, but not including, the redemption date.
     Cinemark USA, Inc. 8 5/8% Senior Notes
     On June 29, 2009, Cinemark USA, Inc. issued $470.0 million aggregate principal amount of 8.625% senior notes due 2019 with an original issue discount of approximately $11.5 million, resulting in proceeds of approximately $458.5 million. The proceeds were primarily used to fund the repurchase of a majority of Cinemark, Inc.’s 9 3/4% senior discount notes discussed above. Interest is payable on June 15 and December 15 of each year beginning on December 15, 2019.
     The senior notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of our subsidiaries that guarantee, assume or become liable with respect to any of our or our guarantor's debt. The senior notes and the guarantees are senior unsecured obligations and rank equally in right of payment with all of our and our guarantor's existing and future senior unsecured debt and senior in right of payment to all of our and our guarantor's existing and future subordinated debt. The senior notes and the guarantees are effectively subordinated to all of our and our guarantor's existing and future secured debt to the extent of the value of the assets securing such debt, including all borrowings under our senior secured credit facility. The senior notes and the guarantees are structurally subordinated to all existing and future debt and other liabilities of our subsidiaries that do not guarantee the senior notes.
     The indenture to the senior notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) consummate specified asset sales, (2) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (3) incur additional indebtedness and issue preferred stock, (4) enter into transactions with affiliates, (5) enter new lines of business, (6) merge or consolidate with, or sell all or substantially all of its assets to, another person and (7) create liens. Upon a change of control of Cinemark Holdings, Inc., Cinemark, Inc. or Cinemark USA, Inc., Cinemark USA, Inc. would be required to make an offer to repurchase the senior notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest through the date of repurchase. Certain asset dispositions are considered triggering events that may require Cinemark USA, Inc. to use the proceeds from those asset dispositions to make an offer to purchase the notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase if such proceeds are not otherwise used within 365 days as described in the indenture. The indenture governing the senior notes allows Cinemark USA, Inc. to incur additional indebtedness if we satisfy the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 and our actual ratio as of June 30, 2009 was 5.8.
     Prior to June 15, 2014, Cinemark USA, Inc. may redeem all or any part of the senior notes at its option at 100% of the principal amount plus a make-whole premium. After June 15, 2014, Cinemark USA, Inc. may redeem the senior notes in whole or in part at redemption prices described in the senior notes. In addition, Cinemark USA, Inc. may redeem up to 35% of the aggregate principal amount of the senior notes from the net proceeds of certain equity offerings at the redemption price set forth in the senior notes.
     We and our guarantor subsidiaries have agreed to file a registration statement with the Securities and Exchange Commission (the “Commission”) pursuant to which we will either offer to exchange the senior notes for substantially similar registered senior notes or register the resale of the senior notes, except that the exchanged registered senior notes will not contain terms with respect to transfer restrictions or provide for payment of additional interest as specified below. The registration rights agreement provides that (i) we will use our commercially reasonable best efforts to file an exchange offer registration statement with the Commission on or prior to 90 days after the closing of the senior notes offering, (ii) we will use our commercially reasonable best efforts to have the exchange offer registration statement declared effective by the Commission on or prior to 180 days after the closing of the senior notes offering, (iii) unless the exchange offer would not be permissible by applicable law or Commission policy, we will commence the exchange offer and use our commercially reasonable best efforts to issue on the earliest practicable date after the date on which the exchange offer registration statement was declared effective by the Commission, but not later than 30 days thereafter, exchange registered senior notes in exchange for all senior notes tendered prior thereto in the exchange offer and (iv) if obligated to file the shelf registration statement, we will use our commercially reasonable best efforts to file the shelf registration statement with the Commission on or prior to 30 days after such filing obligation arises (and in any event within 210 days after the closing of the senior notes offering) and to cause the shelf registration statement to be declared effective by the Commission on or prior to 180 days after such obligation arises. If applicable, we will use our commercially reasonable best efforts to keep the shelf registration statement effective for a period of two years after the closing of the senior notes offering, subject to certain exceptions.
     If (a) we fail to file any of the registration statements required by the registration rights agreement on or before the date specified for such filing, (b) any of such registration statements is not declared effective by the Commission on or prior to the date specified for such effectiveness (the “Effectiveness Target Date”), (c) we fail to consummate the exchange offer within 30 business days of the effectiveness target date with respect to the exchange offer registration statement or (d) the shelf registration statement or the exchange offer registration statement is declared effective but thereafter ceases to be effective or usable in connection with resales of notes during the periods specified in the registration rights agreement without being succeeded within two business days by a post-effective amendment to such registration statement that cures such failure and that is itself immediately declared effective (each such event a “Registration Default”), we will pay additional interest to each holder of secured notes. Such additional interest, with respect to the first 90-day period immediately following the occurrence of any such Registration Default, shall equal an increase in the annual interest rate on the notes by 0.5% per annum.
     The amount of the additional interest will increase by an additional 0.5% per annum with respect to each subsequent 90-day period relating to such Registration Default until all Registration Defaults have been cured, up to a maximum amount of additional interest for all Registration Defaults of 1.0% per annum. The senior notes will not accrue additional interest from and after the third anniversary of the closing of the senior notes offering even if we are not in compliance with our obligations under the registration rights agreement. The receipt of additional interest shall be the sole remedy available to holders of senior notes as a result of one or more Registration Defaults. Following the cure of all Registration Defaults, the accrual of additional interest will cease.
     Senior Secured Credit Facility
     On October 5, 2006, Cinemark USA, Inc., entered into a senior secured credit facility, which provided for a seven-year term loan of $1.12 billion and a $150.0 million revolving credit line that matures in six years.
     At June 30, 2009, there was $1,089.2 million outstanding under the term loan and no borrowings outstanding under our revolving credit line. We had a minimum of approximately $121.5 million in available borrowing capacity under our revolving credit facility. The availability of our revolving credit facility may have recently been impacted by the insolvency of one of the lenders under the facility. As such, it is uncertain whether we could borrow the portion that would be funded by this insolvent lender, which is approximately $28.5 million. The average interest rate on outstanding term loan borrowings under the senior secured credit facility at June 30, 2009 was 3.2% per annum.
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
     As of June 30, 2009, Cinemark USA, Inc. had outstanding approximately $0.2 million aggregate principal amount of 9% senior subordinated notes. Cinemark USA, Inc. may redeem the remaining 9% senior subordinated notes at its option at any time.
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
Interest Rate Risk
     We are currently party to variable rate debt facilities. An increase or decrease in interest rates would affect interest costs relating to our variable rate debt facilities. At June 30, 2009, there was an aggregate of approximately $790.9 million of variable rate debt outstanding under these facilities. Based on the interest rate levels in effect on the variable rate debt outstanding at June 30, 2009, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $7.9 million.
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
     The tables below provide information about our fixed rate and variable rate long-term debt agreements as of June 30, 2009:

	Expected Maturity for the Twelve-Month Periods Ending June 30,								Average
	(in millions)								Interest
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value	Rate
Fixed rate (1)	$—	$—	$—	$37.0	$280.1	$470.0	$787.1	$776.8	7.6%
Variable rate	12.6	11.5	11.2	755.6	—	—	790.9	795.3	2.2%

Total debt	$12.6	$11.5	$11.2	$792.6	$280.1	$470.0	$1,578.0	$1,572.1

(1)	Includes $300.0 million of the Cinemark USA, Inc. term loan, which represents the debt hedged with the Company’s interest rate swap agreements.

Foreign Currency Exchange Rate Risk
     We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and construction interior finish items and other operating supplies used by our international subsidiaries. Principally all the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. Generally accepted accounting principles in the U.S. require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, generally accepted accounting principles in the U.S. require that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations result in us reporting exchange gains (losses) or foreign currency translation adjustments relating to our international subsidiaries depending on the inflationary environment of the country in which we operate. Based upon our equity ownership in our international subsidiaries as of June 30, 2009, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed would decrease the net book value of our investments in our international subsidiaries by approximately $35.1 million and would decrease the aggregate net income of our international subsidiaries by approximately $2.3 million.

Item 4.	Controls and Procedures
Evaluation of the Effectiveness of Disclosure Controls and Procedures
     As of June 30, 2009, we carried out an evaluation required by the Securities Exchange Act, as amended, or the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Controls Over Financial Reporting
     There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     Previously reported under “Business — Legal Proceedings” in the Company’s Annual Report on Form 10-K filed March 13, 2009.

Item 1A.	Risk Factors
     There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Company’s Annual Report on Form 10-K filed March 13, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders
(a)	The Company held its annual meeting of stockholders for 2009 on May 13, 2009 or the Annual Meeting at the Cinemark Legacy Theatre located at 7201 Central Expressway, Plano, Texas 75025.

(b)	The matters voted upon at the Annual Meeting were as follows:
i)	Election of Class II directors.

ii)	Approval and ratification of the appointment of the Company’s independent registered public accounting firm Deloitte & Touche LLP for the fiscal year ending December 31, 2009.
     The table set forth below states the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for each of the matters voted upon at the Annual Meeting.

					Broker Non-
Description of Matter	For	Against	Withheld	Abstentions	Votes
Election of Directors:
Vahe A. Dombalagian	103,800,458	—	2,148,439	—	—
Peter R. Ezersky	105,826,130	—	122,767	—	—
Carlos M. Sepulveda	105,829,722	—	119,175	—	—
Ratification of the appointment of the Company’s independent, registered public accounting firm Deloitte & Touche LLP:	105,937,676	9,286	—	1,935	—

Item 6.	Exhibits

4.1	Exchange and Registration Rights Agreement dated as of June 29, 2009 among Cinemark USA, Inc., the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-33401, filed July 6, 2009).

4.2(a)	Indenture dated as of June 29, 2009, among Cinemark USA, Inc., the Guarantors named therein and Wells Fargo Bank, N.A., as trustee governing the 8.625% Senior Notes due 2019 of Cinemark USA, Inc. issued thereunder (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-33401, filed July 6, 2009).

4.2(b)	Form of 8.625% Senior Notes due 2019 of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.2(a) above) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, File No. 001-33401, filed July 6, 2009).

4.3(a)	Indenture dated as of March 31, 2004 between Cinemark, Inc. and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.) governing the 9.75% Senior Discount Notes issued thereunder (incorporated by reference to Exhibit 4.2(a) to Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

4.3(b)	First Supplemental Indenture dated as of June 29, 2009 between Cinemark, Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-33401, filed June 30, 2009).

*10.1	Employment agreement, dated as of April 7, 2009, between Cinemark Holdings, Inc. and Steven Bunnell.

*31.1	Certification of Alan Stock, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Alan Stock, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 7, 2009	CINEMARK HOLDINGS, INC. Registrant
/s/Alan W. Stock
Alan W. Stock
Chief Executive Officer

/s/Robert Copple
Robert Copple
Chief Financial Officer

EXHIBIT INDEX

4.1	Exchange and Registration Rights Agreement dated as of June 29, 2009 among Cinemark USA, Inc., the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-33401, filed July 6, 2009).

4.2(a)	Indenture dated as of June 29, 2009, among Cinemark USA, Inc., the Guarantors named therein and Wells Fargo Bank, N.A., as trustee governing the 8.625% Senior Notes due 2019 of Cinemark USA, Inc. issued thereunder (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-33401, filed July 6, 2009).

4.2(b)	Form of 8.625% Senior Notes due 2019 of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.2(a) above) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, File No. 001-33401, filed July 6, 2009).

4.3(a)	Indenture dated as of March 31, 2004 between Cinemark, Inc. and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.) governing the 9.75% Senior Discount Notes issued thereunder (incorporated by reference to Exhibit 4.2(a) to Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

4.3(b)	First Supplemental Indenture dated as of June 29, 2009 between Cinemark, Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-33401, filed June 30, 2009).

*10.1	Employment agreement, dated as of April 7, 2009, between Cinemark Holdings, Inc. and Steven Bunnell.

*31.1	Certification of Alan Stock, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Alan Stock, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith.