Form 10-Q
period 2009-09-30
Cinemark Holdings, Inc.
filed 2009-11-09
CIK 1385280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐       No ☑
     As of October 31, 2009, 109,356,760 shares of common stock were outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data, unaudited)

	September 30,	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$359,103	$349,603
Inventories	8,532	8,024
Accounts receivable	26,794	24,688
Income tax receivable	3,076	8,948
Current deferred tax asset	2,813	2,799
Prepaid expenses and other	9,779	9,319

Total current assets	410,097	403,381

Theatre properties and equipment	1,899,423	1,764,600
Less accumulated depreciation and amortization	680,765	556,317

Theatre properties and equipment — net	1,218,658	1,208,283

Other assets
Goodwill	1,112,717	1,039,818
Intangible assets — net	343,621	341,768
Investment in NCM	34,492	19,141
Investments in and advances to affiliates	4,259	4,284
Deferred charges and other assets — net	54,872	49,033

Total other assets	1,549,961	1,454,044

Total assets	$3,178,716	$3,065,708

Liabilities and stockholders’ equity

Current liabilities
Current portion of long-term debt	$12,531	$12,450
Current portion of capital lease obligations	7,139	5,532
Current liability for uncertain tax positions	10,775	10,775
Accounts payable and accrued expenses	182,001	202,413

Total current liabilities	212,446	231,170

Long-term liabilities
Long-term debt, less current portion	1,534,093	1,496,012
Capital lease obligations, less current portion	134,883	118,180
Deferred income taxes	123,409	135,417
Liability for uncertain tax positions	15,505	6,748
Deferred lease expenses	26,849	23,371
Deferred revenue — NCM	203,623	189,847
Other long-term liabilities	45,196	40,736

Total long-term liabilities	2,083,558	2,010,311

Commitments and contingencies (see Note 18)

Stockholders’ equity
Cinemark Holdings, Inc.’s stockholders’ equity:
Common stock, $0.001 par value: 300,000,000 shares authorized and 109,335,566 shares issued and outstanding at September 30, 2009 and 108,835,365 shares issued and outstanding at December 31, 2008	109	109
Additional paid-in-capital	966,167	962,353
Retained deficit	(80,704)	(78,859)
Accumulated other comprehensive loss	(18,962)	(72,347)

Total Cinemark Holdings, Inc.’s stockholders’ equity	866,610	811,256
Noncontrolling interests	16,102	12,971

Total stockholders’ equity	882,712	824,227

Total liabilities and stockholders’ equity	$3,178,716	$3,065,708

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues
Admissions	$322,915	$308,453	$941,886	$865,245
Concession	152,938	146,076	441,895	409,707
Other	20,972	21,694	56,352	59,521

Total revenues	496,825	476,223	1,440,133	1,334,473

Cost of operations
Film rentals and advertising	175,993	169,260	513,945	471,199
Concession supplies	23,485	24,489	67,229	66,443
Salaries and wages	52,675	47,405	149,095	135,313
Facility lease expense	61,545	58,936	176,478	171,382
Utilities and other	61,341	57,280	164,237	155,856
General and administrative expenses	23,517	22,741	68,980	67,808
Depreciation and amortization	38,207	38,115	111,875	113,362
Amortization of favorable/unfavorable leases	301	702	970	2,105
Impairment of long-lived assets	3,146	2,316	8,115	8,145
Loss on sale of assets and other	944	2,301	2,402	3,211

Total cost of operations	441,154	423,545	1,263,326	1,194,824

Operating income	55,671	52,678	176,807	139,649

Other income (expense)
Interest expense	(25,893)	(27,613)	(77,006)	(89,747)
Interest income	1,036	3,779	3,805	10,463
Foreign currency exchange gain	383	325	921	85
Loss on early retirement of debt	(1,083)	—	(27,878)	(40)
Distributions from NCM	4,162	3,592	15,768	12,177
Equity in loss of affiliates	(35)	(415)	(1,055)	(1,742)

Total other expense	(21,430)	(20,332)	(85,445)	(68,804)

Income before income taxes	34,241	32,346	91,362	70,845
Income taxes	12,186	10,367	31,149	25,848

Net income	$22,055	$21,979	$60,213	$44,997
Less: Net income attributable to noncontrolling interests	1,044	1,531	2,967	3,775

Net income attributable to Cinemark Holdings, Inc.	$21,011	$20,448	$57,246	$41,222

Weighted average shares outstanding

Basic	108,549	107,101	108,499	107,022

Diluted	110,372	109,336	110,075	109,223

Earnings per share attributable to Cinemark Holdings, Inc.’s common stockholders

Basic	$0.19	$0.19	$0.52	$0.38

Diluted	$0.19	$0.19	$0.52	$0.38

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine months ended September 30,
	2009	2008
Operating activities
Net income	$60,213	$44,997

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	108,782	110,372
Amortization of intangible and other assets and unfavorable leases	4,063	5,095
Amortization of long-term prepaid rents	1,074	1,292
Amortization of debt issue costs	3,583	3,526
Amortization of debt discount	180	—
Amortization of deferred revenues, deferred lease incentives and other	(3,479)	(2,739)
Amortization of accumulated other comprehensive loss related to interest rate swap agreement	3,475	193
Noncash gain related to fair value adjustment on interest rate swap agreement	—	(3,324)
Impairment of long-lived assets	8,115	8,145
Share based awards compensation expense	3,419	3,338
Loss on sale of assets and other	2,402	3,211
Write-off of unamortized debt issue costs related to early retirement of debt	6,337	193
Accretion of interest on senior discount notes	8,085	30,310
Deferred lease expenses	3,189	2,856
Deferred income tax expenses	(13,694)	(20,844)
Equity in loss of affiliates	1,055	1,742
Interest paid on repurchased senior discount notes	(158,349)	(2,929)
Increase in deferred revenue related to new U.S. beverage agreement	6,550	—
Other	1,725	—
Changes in assets and liabilities	(16,054)	(15,711)

Net cash provided by operating activities	30,671	169,723

Investing activities
Additions to theatre properties and equipment	(85,603)	(71,335)
Proceeds from sale of theatre properties and equipment	721	2,461
Increase in escrow deposits due to like-kind exchange	—	(2,089)
Return of escrow deposits	—	24,828
Acquisition of theatres in the U.S.	(48,950)	(5,011)
Acquisition of theatres in Brazil	(9,061)	(5,100)
Investment in joint venture — DCIP	(2,500)	(2,500)
Other	—	231

Net cash used for investing activities	(145,393)	(58,515)

Financing activities
Proceeds from stock option exercises	372	1,232
Dividends paid to stockholders	(58,949)	(57,944)
Retirement of senior subordinated notes	—	(3)
Repurchase of senior discount notes	(261,054)	(6,174)
Proceeds from issuance of senior notes	458,532	—
Payment of debt issue costs	(12,601)	—
Repayments of long-term debt	(9,436)	(7,260)
Payments on capital leases	(4,410)	(3,617)
Other	(874)	(1,099)

Net cash provided by (used for) financing activities	111,580	(74,865)

Effect of exchange rate changes on cash and cash equivalents	12,642	(3,089)

Increase in cash and cash equivalents	9,500	33,254

Cash and cash equivalents:
Beginning of period	349,603	338,043

End of period	$359,103	$371,297

Supplemental Information (See Note 15)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
1.	The Company and Basis of Presentation
     Cinemark Holdings, Inc. and subsidiaries (the “Company”) is the second largest motion picture exhibitor in the world, in terms of both attendance and the number of screens in operation, with theatres in the United States (“U.S.”), Canada, Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. The Company also managed additional theatres in the U.S., Brazil, and Colombia during the nine months ended September 30, 2009.
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
     These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2008, included in the Annual Report on Form 10-K filed March 13, 2009 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the nine months ended September 30, 2009, are not necessarily indicative of the results to be achieved for the full year.
2.	New Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R)(FASB Accounting Standards Codification [“ASC”] Topic 805), “Business Combinations”. This statement requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method); expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in income, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred rather than being capitalized as part of the cost of acquisition. Adoption of SFAS No. 141(R)(FASB ASC Topic 805) was required for business combinations that occurred after December 15, 2008. The adoption of SFAS No. 141(R) (FASB ASC Topic 805) did not have a significant impact on the Company’s condensed consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160 (FASB ASC Topic 810), “Noncontrolling Interest in Consolidated Financial Statements”. This statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will no longer be shown as an expense item for all periods presented, but will be included in consolidated net income on the face of the income statement. SFAS No. 160 (FASB ASC Topic 810) requires disclosure on the face of the consolidated income statement of the amounts of consolidated net income attributable to the parent and the noncontrolling interest. SFAS No. 160 (FASB ASC Topic 810) clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 (FASB ASC Topic 810) also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 (FASB ASC Topic 810) was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Upon adoption of this statement, the Company has recognized its noncontrolling interests as equity in the condensed consolidated balance sheets, has reflected net income attributable to noncontrolling interests in consolidated net income and has provided, in Note 4, a summary of changes in equity attributable to noncontrolling interests, changes attributable to Cinemark Holdings, Inc. and changes in total equity.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     In March 2008, the FASB issued SFAS No. 161 (FASB ASC Topic 815) “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133”. This statement intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about their impact on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 (FASB ASC Topic 815) requires disclosures regarding the objectives for using derivative instruments, the fair values of derivative instruments and their related gains and losses, and the accounting for derivatives and related hedged items. SFAS No. 161 (FASB ASC Topic 815) was effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The adoption of SFAS No. 161 (FASB ASC Topic 815) did not impact the Company’s condensed consolidated financial statements, nor did it have a significant impact on the Company’s disclosures.
     In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1 (FASB ASC Topic 260), “Determining Whether Instruments Granted in Share Based Payment Transactions Are Participating Securities” (“FSP-EITF 03-6-1”). Under FSP-EITF 03-6-1 (FASB ASC Topic 260), unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP-EITF 03-6-1 (FASB ASC Topic 260) was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. The adoption of FSP-EITF 03-6-1 (FASB ASC Topic 260) did not have a significant impact on the Company’s earnings per share calculations.
     In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1 (FASB ASC Topic 825), “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 (FASB ASC Topic 825) require that disclosures about the fair value of financial instruments be included in the notes to financial statements issued during interim periods. Fair value information must be presented in the notes to financial statements together with the carrying amounts of the financial instruments. It must be clearly stated whether the amounts are assets or liabilities and how they relate to information presented in the balance sheet. The disclosures must include methods and significant assumptions used to estimate fair values, along with any changes in those methods and assumptions from prior periods. FSP FAS 107-1 and APB 28-1 (FASB ASC Topic 825) are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. Upon adoption of FSP FAS 107-1 and APB 28-1 (FASB ASC Topic 825), the Company added a disclosure regarding the fair value of its long-term debt (see Note 9). Below is a summary of the Company’s financial instruments, both of which are liabilities:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Debt (see Note 9)	$(1,546,624)	$(1,557,565)	$(1,508,462)	$(1,449,147)

Interest rate swap agreements (see Note 10)	$(20,347)	$(20,347)	$(24,781)	$(24,781)
     In May 2009, the FASB issued SFAS No. 165 (FASB ASC Topic 855), “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 (FASB ASC Topic 855) should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS No. 165 (FASB ASC Topic 855) introduces the concept of financial statements that are available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles and all approvals necessary for issuance have been obtained. SFAS No. 165 (FASB ASC Topic 855) was effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 (FASB ASC Topic 855) did not have a significant impact on the Company’s condensed consolidated financial statements. The Company has evaluated events through November 6, 2009, the last business day before the condensed consolidated financial statements were issued and the date on which they were available to be issued.
     In June 2009, the FASB issued SFAS No. 168 (FASB ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”), which authorizes the Codification as the sole source for authoritative generally accepted accounting principles in the U.S. (“U.S. GAAP”). SFAS No. 168 (FASB ASC Topic 105) is effective for financial statements issued for reporting periods that end after September 15, 2009. SFAS No. 168 (FASB ASC Topic 105) supersedes all accounting standards in U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 (FASB ASC Topic 105) replaces SFAS No. 162 to establish a new

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification. The adoption of SFAS No. 168 (FASB ASC Topic 105) did not have a significant impact on the Company’s condensed consolidated financial statements.
3.	Earnings Per Share
     As of January 1, 2009, the Company determined that its unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and have included such participating securities in its computation of earnings per share pursuant to the two-class method.
     Basic earnings per share for the two classes of stock (common stock and unvested restricted stock) is calculated by dividing net income by the weighted average number of shares of common stock and unvested restricted stock outstanding during the reported period. Diluted earnings per share is calculated using the weighted average number of shares of common stock and unvested restricted stock plus the potentially dilutive effect of common equivalent shares outstanding determined under both the two class method and the treasury stock method. For the three months ended September 30, 2009 and 2008 and for the nine months ended September 30, 2009, basic earnings per share was the same under both the two class method and the treasury stock method. For the nine months ended September 30, 2008, basic earnings per share under the two class method was $0.38 per share compared to $0.39 per share under the treasury stock method as previously reported. For the three and nine months ended September 30, 2009 and 2008, diluted earnings per share was the same under both the two class method and the treasury stock method. The following table presents computations of basic and diluted earnings per share under the two class method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net income attributable to Cinemark Holdings, Inc.	$21,011	$20,448	$57,246	$41,222
Earnings allocated to participating share-based awards(1)	(142)	(74)	(318)	(98)

Net income attributable to common stockholders	$20,869	$20,374	$56,928	$41,124

Denominator (shares in thousands):
Basic weighted average common stock outstanding	108,549	107,101	108,499	107,022
Common equivalent shares for stock options	1,770	2,214	1,515	2,167
Common equivalent shares for restricted stock units	53	21	61	34

Diluted	110,372	109,336	110,075	109,223

Basic earnings per share attributable to common stockholders	$0.19	$0.19	$0.52	$0.38

Diluted earnings per share attributable to common stockholders	$0.19	$0.19	$0.52	$0.38

(1)	For the three months ended September 30, 2009 and 2008, a weighted average of approximately 767 and 387 shares of unvested restricted stock, respectively, are considered participating securities. For the nine months ended September 30, 2009 and 2008, a weighted average of approximately 606 and 255 shares of unvested restricted stock, respectively, are considered participating securities.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
4.	Stockholders’ Equity
     Below is a summary of changes in equity attributable to Cinemark Holdings, Inc., noncontrolling interests and total equity for the nine months ended September 30, 2009 and 2008:

	Cinemark
	Holdings, Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interests	Equity

Balance at January 1, 2009	$811,256	$12,971	$824,227

Share based awards compensation expense	3,419	—	3,419
Exercise of stock options	372	—	372
Dividends paid to stockholders	(58,949)	—	(58,949)
Dividends accrued on unvested restricted stock unit awards	(142)	—	(142)
Dividends paid to noncontrolling interests	—	(780)	(780)
Purchase of noncontrolling interest share of an Argentina subsidiary	23	(117)	(94)
Comprehensive income:
Net income	57,246	2,967	60,213
Fair value adjustments on interest rate swap agreements, net of taxes of $1,672	2,762	—	2,762
Amortization of accumulated other comprehensive loss on terminated swap agreement	3,475	—	3,475
Foreign currency translation adjustment	47,148	1,061	48,209

Balance at September 30, 2009	$866,610	$16,102	$882,712

     In August 2007, the Company initiated a quarterly dividend policy. Below is a summary of the Company’s dividend history for 2009:

			Amount per
Date	Date of		Common	Total
Declared	Record	Date Paid	Share	Dividends(1)

02/13/09	03/05/09	03/20/09	$0.18	$19,595
05/13/09	06/02/09	06/18/09	$0.18	$19,674
07/29/09	08/17/09	09/01/09	$0.18	$19,680

(1)	Of the $59,091 of dividends recorded during 2009, $142 was related to outstanding restricted stock units and will not be paid until such units vest. See Note 8.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data

	Cinemark
	Holdings, Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interests	Equity

Balance at January 1, 2008	$1,019,203	$16,182	$1,035,385

Share based awards compensation expense	3,338	—	3,338
Exercise of stock options	1,232	—	1,232
Dividends paid to stockholders	(57,944)	—	(57,944)
Dividends accrued on unvested restricted stock unit awards	(50)	—	(50)
Dividends paid to noncontrolling interests	—	(1,187)	(1,187)
Contributions made by noncontrolling interests	—	584	584
Comprehensive income:
Net income	41,222	3,775	44,997
Fair value adjustments on interest rate swap agreements, net of taxes of $5,169	(9,854)	—	(9,854)
Amortization of accumulated other comprehensive loss on terminated swap agreement	193	—	193
Foreign currency translation adjustment	(15,398)	(962)	(16,360)

Balance at September 30, 2008	$981,942	$18,392	$1,000,334

     During the nine months ended September 30, 2009, the Company’s additional paid in capital increased by approximately $23 due to the Company’s purchase of the noncontrolling interests’ share in one of the Company’s Argentina subsidiaries. During the nine months ended September 30, 2008, there were no increases or decreases to the Company’s additional paid in capital for purchases or sales of existing noncontrolling interests.
5.	Acquisition of U.S. Theatres
     On March 18, 2009, the Company acquired four theatres with 82 screens from Muvico Entertainment L.L.C. in an asset purchase for $48,950 in cash. The acquisition resulted in an expansion of the Company’s U.S. theatre base, as three of the theatres are located in Florida and one theatre is located in Maryland. The Company incurred approximately $113 in transaction costs, which are reflected in general and administrative expenses on the condensed consolidated statement of income for the nine months ended September 30, 2009.
     The transaction was accounted for by applying the acquisition method. The following table represents the identifiable assets acquired and liabilities assumed that have been recognized by the Company in its condensed consolidated balance sheet as of September 30, 2009:

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
     During March 2008, NCM performed an initial common unit adjustment calculation in accordance with the Common Unit Adjustment Agreement dated as of February 13, 2007 between NCM, Inc. and the Company, Regal and AMC. The common unit adjustment is based on the change in the number of screens operated by and attendance of the Company, AMC and Regal. As a result of the common unit adjustment calculation, the Company received an additional 846,303 common units of NCM, each of which is convertible into one share of NCM, Inc. common stock. The Company recorded the additional common units received at fair value as an investment with a corresponding adjustment to deferred revenue of $19,020. The common unit adjustment resulted in an increase in the Company’s ownership percentage in NCM from approximately 14.0% to approximately 14.5%. Subsequent to the annual common unit adjustment discussed above, in May 2008, Regal completed an acquisition of another theatre circuit that required an extraordinary common unit adjustment calculation by NCM in accordance with the Common Unit Adjustment Agreement. As a result of this extraordinary common unit adjustment, Regal was granted additional common units of NCM, which resulted in dilution of the Company’s ownership interest in NCM from 14.5% to 14.1%.
     During March 2009, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, the Company received an additional 1,197,303 common units of NCM, each of which is convertible into one share of NCM, Inc. common stock. The Company recorded the additional common units received at fair value as an investment with a corresponding adjustment to deferred revenue of $15,536. The common unit adjustment resulted in a change in the Company’s ownership percentage in NCM from approximately 14.1% to 15.0%. As of September 30, 2009, the Company owned a total of 15,188,955 common units of NCM.
     The Company accounts for its investment in NCM under the equity method of accounting due to its ability to exercise significant control over NCM. The Company has substantial rights as a founding member, including the right to designate a total of two nominees to the ten-member Board of Directors of NCM Inc., the sole manager.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Other revenue	$1,466	$827	$4,336	$1,749
Equity income	$979	$530	$1,387	$567
Distributions from NCM	$4,162	$3,592	$15,768	$12,177

	As of
	September 30,	December 31,
	2009	2008

Accounts receivable from NCM	$398	$228
     Below is summary financial information for NCM for the three and nine month periods ended October 1, 2009 and September 25, 2008:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 1,	September 25,	October 1,	September 25,
	2009	2008	2009	2008
Gross revenues	$95,711	$107,709	$262,120	$257,097
Operating income	$46,139	$57,207	$107,827	$113,995
Net earnings	$33,301	$47,009	$77,703	$77,925
7.	Investment in Digital Cinema Implementation Partners
     On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as Digital Cinema Implementation Partners LLC (“DCIP”) to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. Future digital cinema developments will be managed by DCIP, subject to the Company’s approval along with the Company’s partners, AMC and Regal. As of September 30, 2009, the Company has invested $8,000 and has a one-third ownership interest in DCIP. The Company is accounting for its investment in DCIP under the equity method of accounting.
     During the nine months ended September 30, 2008 and 2009, the Company recorded equity losses in DCIP of $2,303 and $2,508, respectively, relating to this investment. The Company’s investment basis in DCIP was $1,017 and $1,009 at December 31, 2008 and September 30, 2009, respectively, which is included in investments in and advances to affiliates on the condensed consolidated balance sheets.
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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Stock Options — A summary of stock option activity and related information for the nine months ended September 30, 2009 is as follows:

			Weighted
			Average
		Weighted	Grant	Aggregate
	Number of	Average	Date Fair	Intrinsic
	Options	Exercise Price	Value	Value
Outstanding at December 31, 2008	6,139,670	$7.63	$3.51
Granted	—	—	—
Exercised	(48,577)	$7.63	$3.51
Forfeited	—	—	—

Outstanding at September 30, 2009	6,091,093	$7.63	$3.51	$16,629

Options exercisable at September 30, 2009	6,091,093	$7.63	$3.51	$16,629

     The total intrinsic value of options exercised during the nine month period ended September 30, 2009 was $97.
     During the nine months ended September 30, 2009, the Company changed its estimated forfeiture rate of 5% to 2.5% based on actual cumulative stock option forfeitures. The cumulative impact of the reduction in forfeiture rate was $260 and was recorded as additional compensation expense during the nine months ended September 30, 2009. During July 2009, the Company modified the terms of certain stock options outstanding by extending the expiration date by approximately two years. The Company recorded additional compensation expense of approximately $132 related to this modification.
     The Company recorded compensation expense of $1,152, including the aforementioned $260 related to the change in forfeiture rate and $132 related to the option modification, and a tax benefit of approximately $434 during the nine months ended September 30, 2009, related to the outstanding stock options. As of September 30, 2009, there was no remaining unrecognized compensation expense related to outstanding stock options and all outstanding options fully vested on April 2, 2009. All options outstanding at September 30, 2009 have an average remaining contractual life of approximately 5 years.
     Restricted Stock — During the nine months ended September 30, 2009, the Company granted 472,881 shares of restricted stock to independent directors and employees of the Company. The fair value of the shares of restricted stock was determined based on the market value of the Company’s stock on the dates of grant, which ranged from $9.50 to $11.32 per share. The Company assumed forfeiture rates ranging from zero to 5% for the restricted stock awards. The restricted stock vests over periods ranging from one year to four years based on continued service by the directors and employees.
     A summary of restricted stock activity for the nine months ended September 30, 2009 is as follows:

		Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at December 31, 2008	385,666	$13.32
Granted	472,881	$9.69
Forfeited	(21,257)	$11.17
Vested	(70,493)	$13.77

Outstanding at September 30, 2009	766,797	$11.10

Unvested restricted stock at September 30, 2009	766,797	$11.10

     The Company recorded compensation expense of $1,729 related to these restricted stock awards during the nine months ended September 30, 2009. As of September 30, 2009, the remaining unrecognized compensation expense related to these restricted stock awards was approximately $6,392 and the weighted average period over which this remaining

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
compensation expense will be recognized is approximately three years. The total fair value of shares vested during the nine months ended September 30, 2009 and 2008 was $762 and $286, respectively. Upon vesting, the Company receives an income tax deduction. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however the sale and transfer of the restricted shares is prohibited during the restriction period.
     Restricted Stock Units — During the nine months ended September 30, 2009, the Company granted restricted stock units representing 303,168 hypothetical shares of common stock under the Restated Incentive Plan. Similar to the restricted stock unit awards granted during 2008, the restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the three fiscal year period ending December 31, 2011 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments (as defined in the restricted stock unit award agreement). The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity. If the IRR for the three year period is at least 8.5%, which is the threshold, one-third of the restricted stock units vest. If the IRR for the three year period is at least 10.5%, which is the target, two-thirds of the restricted stock units vest. If the IRR for the three year period is at least 12.5%, which is the maximum, 100% of the restricted stock units vest. All payouts of restricted stock units that vest are subject to an additional one year service requirement and will be paid in the form of common stock if the participant continues to provide services through the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards become vested.
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
     Below is a summary of outstanding restricted stock units:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested restricted stock units at December 31, 2008 (1) (2)	135,027	$13.00
Granted (1)	192,407	$9.54
Forfeited	(13,279)	$11.02
Vested	—	—

Unvested restricted stock units at September 30, 2009	314,155	$10.96

(1)	Represents the number of shares to be issued, net of estimated forfeitures, if the mid-point IRR level is achieved for each respective grant.

(2)	The terms of these awards are similar to those discussed for the awards granted during the nine months ended September 30, 2009.
     The Company recorded compensation expense of $538 related to these awards during the nine months ended September 30, 2009. As of September 30, 2009, the remaining unrecognized compensation expense related to these restricted stock unit awards was $2,662 and the weighted average period over which this remaining compensation expense will be recognized is approximately three years.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
9.	Long-Term Debt Activity
      Issuance of 8.625% Senior Notes Due 2019
     On June 29, 2009, the Company issued $470,000 aggregate principal amount of 8.625% senior notes due 2019 with an original issue discount of $11,468, resulting in proceeds of approximately $458,532. The proceeds were primarily used to fund the repurchase of the Company’s 9 3/4% senior discount notes discussed below. Interest is payable on June 15 and December 15 of each year beginning on December 15, 2009. The senior notes mature on June 15, 2019. The Company incurred debt issue costs of approximately $12,321 in connection with the issuance, which will be amortized on the straight-line method over the term of the senior notes. The original issue discount is being amortized on the effective interest method over the term of the senior notes.
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
     The indenture to the senior notes contains covenants that limit, among other things, the ability of the Company and certain of its subsidiaries to (1) consummate specified asset sales, (2) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (3) incur additional indebtedness and issue preferred stock, (4) enter into transactions with affiliates, (5) enter new lines of business, (6) merge or consolidate with, or sell all or substantially all of its assets to, another person and (7) create liens. Upon a change of control of Cinemark Holdings, Inc., Cinemark, Inc. or Cinemark USA, Inc., the Company would be required to make an offer to repurchase the senior notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. Certain asset dispositions are considered triggering events that may require the Company to use the proceeds from those asset dispositions to make an offer to purchase the notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase if such proceeds are not otherwise used within 365 days as described in the indenture. The indenture governing the senior notes allows the Company to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances.
     Prior to June 15, 2014, the Company may redeem all or any part of the senior notes at its option at 100% of the principal amount plus a make-whole premium. After June 15, 2014, the Company may redeem the senior notes in whole or in part at redemption prices described in the senior notes. In addition, the Company may redeem up to 35% of the aggregate principal amount of the senior notes from the net proceeds of certain equity offerings at the redemption price set forth in the senior notes.
     The Company and its guarantor subsidiaries filed a registration statement with the Securities and Exchange Commission (the “Commission”) on September 24, 2009 pursuant to which the Company has offered to exchange the senior notes for substantially similar registered senior notes. The exchanged registered senior notes will not contain terms with respect to transfer restrictions or provide for payment of additional interest as specified below. The registration rights agreement provides that (i) the Company will use its commercially reasonable best efforts to have the exchange offer registration statement declared effective by the Commission on or prior to 180 days after the closing of the senior notes offering, (ii) unless the exchange offer would not be permissible by applicable law or Commission policy, the Company will commence the exchange offer and use its commercially reasonable best efforts to issue on the earliest practicable date after the date on which the exchange offer registration statement was declared effective by the Commission, but not later than 30 days thereafter, exchange registered senior notes in exchange for all senior notes tendered prior thereto in the exchange offer and (iii) if obligated to file the shelf registration statement, the Company will use its commercially reasonable best efforts to file the shelf registration statement with the Commission on or prior to 30 days after such filing obligation arises (and in any event within 210 days after the closing of the senior notes offering) and to cause the shelf

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
registration statement to be declared effective by the Commission on or prior to 180 days after such obligation arises. If applicable, the Company will use its commercially reasonable best efforts to keep the shelf registration statement effective for a period of two years after the closing of the senior notes offering, subject to certain exceptions.
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
     Cash Tender Offer and Subsequent Call of 9 3/4% Senior Discount Notes due 2014
     On June 15, 2009, the Company commenced a cash tender offer for any and all of its 9 3/4% senior discount notes due 2014, of which $419,403 aggregate principal amount at maturity remained outstanding. In connection with the tender offer, the Company solicited consents to adopt proposed amendments to the indenture to eliminate substantially all restrictive covenants and certain events of default provisions. On June 29, 2009, approximately $402,459 aggregate principal amount at maturity of the 9 3/4% senior discount notes were tendered and repurchased by the Company for approximately $433,415, including accrued interest of $11,336 and tender premiums paid of $19,620. The Company funded the repurchase with proceeds from the issuance of the senior notes discussed above.
     Effective as of June 29, 2009, the Company and the Bank of New York Trust Company, N.A. as trustee to the indenture dated March 31, 2004, executed the First Supplemental Indenture to amend the Indenture by eliminating substantially all restrictive covenants and certain events of default provisions.
     On August 3, 2009, the Company delivered to the Bank of New York Trust Company N.A., as trustee, a notice to redeem the $16,944 aggregate principal amount at maturity of the Company’s 9 3/4% senior discount notes remaining outstanding. The notice specified September 8, 2009 as the redemption date, at which time the Company paid approximately $18,564, consisting of a redemption price of 104.875% of the face amount of the discount notes remaining outstanding plus accrued and unpaid interest to, but not including, the redemption date. The Company funded the redemption with proceeds from the issuance of the senior notes discussed above.
     The Company recorded a loss on early retirement of debt of approximately $27,878 during the nine months ended September 30, 2009, which includes tender and call premiums paid, other tender fees and the write-off of unamortized debt issue costs.
     Fair Value of Long Term Debt
     The Company estimates the fair value of its long term debt using quoted market prices and present value techniques, as appropriate. The carrying value of the Company’s long term debt was $1,546,624 and $1,508,462 as of September 30, 2009 and December 31, 2008, respectively. The fair value of the Company’s long term debt was $1,557,565 and $1,449,147 as of September 30, 2009 and December 31, 2008, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
10.	Interest Rate Swap Agreements
     During 2007 and 2008, the Company entered into three interest rate swap agreements. The interest rate swap agreements qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on the Company’s condensed consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive income (loss) and the ineffective portion reported in earnings. The Company’s fair value measurements are based on projected future interest rates as provided by the counterparties to the interest rate swap agreements and the fixed rates that the Company is obligated to pay under these agreements. Therefore, the Company’s measurements use significant unobservable inputs, which fall in Level 3 as defined by ASC Topic 820-10-35.
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
     On September 14, 2008, the counterparty to the $375,000 interest rate swap agreement filed for bankruptcy protection. As a result, the Company determined that on September 15, 2008, when the counterparty’s credit rating was downgraded, the interest rate swap was no longer highly effective. On October 1, 2008, this interest rate swap was terminated by the Company. The change in fair value of this interest rate swap agreement from inception to September 14, 2008 was recorded as a component of accumulated other comprehensive loss. The change in fair value from September 15, 2008 through September 30, 2008 and the gain on termination were recorded in earnings as a component of interest expense during the year ended December 31, 2008. The Company determined that the forecasted transactions hedged by this interest rate swap are still probable to occur, thus the total amount reported in accumulated other comprehensive loss related to this swap of $18,147 is being amortized on a straight-line basis to interest expense over the period during which the forecasted transactions are expected to occur, which is September 15, 2008 through August 13, 2012. The Company amortized approximately $193 and $3,475 to interest expense during the nine months ended September 30, 2008 and 2009, respectively. The Company will amortize approximately $4,633 to interest expense over the next twelve months.
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
     As of September 30, 2009, the fair values of the $125,000 interest rate swap and the $175,000 interest rate swap were liabilities of approximately $11,183 and $9,164, respectively which have been recorded as a component of other long-term liabilities. A corresponding cumulative amount of $12,503, net of taxes, has been recorded as an increase in accumulated other comprehensive loss on the Company’s condensed consolidated balance sheet as of September 30, 2009. The interest rate swaps exhibited no ineffectiveness during the nine months ended September 30, 2009.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Below is a reconciliation of our interest rate swap values, as included in other long-term liabilities on the condensed consolidated balance sheets, from the beginning of the year to September 30, 2009:

Beginning liability balance — January 1, 2009	$24,781
Total gain included in accumulated other comprehensive loss	(4,434)

Ending liability balance — September 30, 2009	$20,347

11. Goodwill and Other Intangible Assets
     The Company’s goodwill was as follows:

	U.S.	International
	Operating	Operating
	Segment	Segment	Total

Balance at December 31, 2008	$903,461	$136,357	$1,039,818
Acquisition of theatres (1)	44,565	6,270	50,835
Foreign currency translation adjustments	—	22,064	22,064

Balance at September 30, 2009	$948,026	$164,691	$1,112,717

(1)	Includes goodwill recorded as a result of the acquisition of theatres in the U.S. (see Note 5) and a theatre in Brazil.
     The Company evaluates goodwill for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate, the carrying value of goodwill might exceed its estimated fair value.
     The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. The Company considers the reporting unit to be each of its sixteen regions in the U.S. and each of its eight countries internationally (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are considered one reporting unit). Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value exceeds the estimated fair value, a second step is performed to measure the potential goodwill impairment. Fair values are determined based on a multiple of cash flows, which was six and a half times for the evaluation performed during the fourth quarter of 2008. These fair value estimates fall in Level 3 as defined by ASC Topic 820-10-35. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Intangible assets consisted of the following:

	Balance at				Balance at
	December 31,				September 30,
	2008	Additions(1)	Amortization	Other(2)	2009
Intangible assets with finite lives:
Vendor contracts:
Gross carrying amount	$55,840	$(375)	$—	$685	$56,150
Accumulated amortization	(26,664)	—	(2,381)	—	(29,045)

Net carrying amount	29,176	(375)	(2,381)	685	27,105

Other intangible assets:
Gross carrying amount	22,856	5,130	—	(1,210)	26,776
Accumulated amortization	(19,366)	—	(1,799)	772	(20,393)

Net carrying amount	3,490	5,130	(1,799)	(438)	6,383

Total net intangible assets with finite lives	32,666	4,755	(4,180)	247	33,488
Intangible assets with indefinite lives:
Tradename	309,102	—	—	1,031	310,133

Total intangible assets — net	$341,768	$4,755	$(4,180)	$1,278	$343,621

(1)	The additions to other intangible assets are a result of the acquisition of theatres in the U.S. as discussed in Note 5. The reduction in vendor contracts is a result of an adjustment to the preliminary purchase price allocation related to the acquisition of theatres in Brazil, which occurred during 2008.

(2)	Includes foreign currency translation adjustments, impairment and write-offs for closed theatres. See Note 12 for summary of impairment charges.
     Aggregate amortization expense of $4,063 for the nine months ended September 30, 2009 consisted of $4,180 of amortization of intangible assets and $(117) of net amortization of other assets and unfavorable leases. Estimated aggregate future amortization expense for intangible assets is as follows:

For the three months ended December 31, 2009	$1,311
For the twelve months ended December 31, 2010	5,449
For the twelve months ended December 31, 2011	5,160
For the twelve months ended December 31, 2012	4,273
For the twelve months ended December 31, 2013	3,543
Thereafter	13,752

Total	$33,488

12.	Impairment of Long-Lived Assets
     The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.
     The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible assets carrying values, the age of a recently built theatre, competitive theatres in the marketplace, changes in foreign currency exchange rates, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of twenty years for fee owned properties. If the estimated cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. Fair value is determined based on a multiple of cash flows, which was eight times for the

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
evaluations performed during the nine months ended September 30, 2008 and six and a half times for the evaluations performed during the nine months ended September 30, 2009. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. These fair value estimates fall in Level 3 as defined by ASC Topic 820-10-35. The estimated aggregate fair value of the long-lived assets impaired during the nine months ended September 30, 2009 was approximately $7,000. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

United State theatre properties	$2,817	$851	$7,482	$6,397
International theatre properties	42	1,254	275	1,537

Subtotal	$2,859	$2,105	$7,757	$7,934
Intangible assets	287	211	358	211

Impairment of long-lived assets	$3,146	$2,316	$8,115	$8,145

     The long-lived asset impairment charges recorded during each period presented are specific to theatres that were directly and individually impacted by increased competition or changes in their respective market.
13. Foreign Currency Translation
     The accumulated other comprehensive loss account in stockholders’ equity of $72,347 and $18,962 at December 31, 2008 and September 30, 2009, respectively, includes the cumulative foreign currency adjustments from translating the financial statements of the Company’s international subsidiaries into U.S. dollars.
     In 2008 and 2009, all foreign countries where the Company has operations were deemed non-highly inflationary and where the local currency is the same as the functional currency. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.
     On September 30, 2009, the exchange rate for the Brazilian real was 1.79 reais to the U.S. dollar (the exchange rate was 2.36 reais to the U.S. dollar at December 31, 2008). As a result, the effect of translating the September 30, 2009 Brazilian financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in stockholders’ equity of $44,283. At September 30, 2009, the total assets of the Company’s Brazilian subsidiaries were U.S. $242,141.
     On September 30, 2009, the exchange rate for the Mexican peso was 13.56 pesos to the U.S. dollar (the exchange rate was 13.78 pesos to the U.S. dollar at December 31, 2008). As a result, the effect of translating the September 30, 2009 Mexican financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a decrease in stockholders’ equity of $347. At September 30, 2009, the total assets of the Company’s Mexican subsidiaries were U.S. $126,659.
     On September 30, 2009, the exchange rate for the Chilean peso was 555.30 pesos to the U.S. dollar (the exchange rate was 648.00 pesos to the U.S. dollar at December 31, 2008). As a result, the effect of translating the September 30, 2009 Chilean financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in stockholders’ equity of $2,215. At September 30, 2009, the total assets of the Company’s Chilean subsidiaries were U.S. $26,242.
     The effect of translating the September 30, 2009 financial statements of the Company’s other international subsidiaries, with local currencies other than the U.S. dollar, is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in stockholders’ equity of $997.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
14. Comprehensive Income (Loss)
     The Company’s comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$22,055	$21,979	$60,213	$44,997
Fair value adjustments on interest rate swap agreements , net of taxes (see Note 10)	(843)	(10,941)	2,762	(9,854)
Amortization of accumulated other comprehensive loss related to terminated swap agreement (see Note 10)	1,158	193	3,475	193
Foreign currency translation adjustment (see Note 13)	14,668	(44,010)	48,209	(16,360)

Comprehensive income (loss)	$37,038	$(32,779)	$114,659	$18,976
Comprehensive income attributable to noncontrolling interests (1)	(1,978)	(359)	(4,028)	(2,813)

Comprehensive income (loss) attributable to Cinemark Holdings, Inc.	$35,060	$(33,138)	$110,631	$16,163

(1)	Comprehensive income attributable to noncontrolling interests consisted of net income and foreign currency translation adjustments.
15. Supplemental Cash Flow Information
     The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Nine Months Ended
	September 30,
	2009	2008
Cash paid for interest (1)	$209,198	$61,824
Cash paid for income taxes, net of refunds received	$35,277	$26,904

Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (2)	$(4,568)	$1,798
Theatre properties acquired under capital lease (3)	$20,400	$7,911
Investment in NCM (see Note 6)	$15,536	$19,020
Dividends accrued on unvested restricted stock unit awards	$(142)	$(50)

(1)	Includes $158,349 of interest paid as a result of the repurchase of approximately $419,403 aggregate principal amount of the Company’s 9 3/4% senior discount notes. The interest portion of the repurchase had accreted on the senior discount notes since issuance during 2004.

(2)	Additions to theatre properties and equipment included in accounts payable as of December 31, 2008 and September 30, 3009 were $13,989 and $9,421, respectively.

(3)	Amount recorded during the nine months ended September 30, 2009 was a result of the acquisition of theatres in the U.S. as discussed in Note 5.
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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues
U.S.	$378,046	$358,935	$1,139,065	$1,027,982
International	119,866	118,448	304,024	309,457
Eliminations	(1,087)	(1,160)	(2,956)	(2,966)

Total Revenues	$496,825	$476,223	$1,440,133	$1,334,473

Adjusted EBITDA
U.S.	$77,907	$75,163	$260,202	$218,854
International	26,932	26,975	63,417	67,281

Total Adjusted EBITDA	$104,839	$102,138	$323,619	$286,135

Capital Expenditures
U.S.	$15,429	$12,296	$58,851	$50,681
International	9,256	7,123	26,752	20,654

Total Capital Expenditures	$24,685	$19,419	$85,603	$71,335

     The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$22,055	$21,979	$60,213	$44,997
Add (deduct):
Income taxes	12,186	10,367	31,149	25,848
Interest expense (1)	25,893	27,613	77,006	89,747
Loss on early retirement of debt	1,083	—	27,878	40
Other income (2)	(1,384)	(3,689)	(3,671)	(8,806)
Depreciation and amortization	38,207	38,115	111,875	113,362
Amortization of favorable/unfavorable leases	301	702	970	2,105
Impairment of long-lived assets	3,146	2,316	8,115	8,145
Loss on sale of assets and other	944	2,301	2,402	3,211
Deferred lease expenses	1,067	710	3,189	2,856
Amortization of long-term prepaid rents	323	463	1,074	1,292
Share based awards compensation expense	1,018	1,261	3,419	3,338

Adjusted EBITDA	$104,839	$102,138	$323,619	$286,135

(1)	Includes amortization of debt issue costs.

(2)	Includes interest income, foreign currency exchange gain, and equity in loss of affiliates and excludes distributions from NCM. Distributions from NCM are reported entirely within the U.S. operating segment.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Financial Information About Geographic Areas
     The Company has operations in the U.S., Canada, Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala, which are reflected in the condensed consolidated financial statements. Below is a breakdown of selected financial information by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2009	2008	2009	2008

U.S. and Canada	$378,046	$358,935	$1,139,065	$1,027,982
Brazil	61,132	57,780	153,713	149,414
Mexico	18,666	23,290	48,195	63,694
Other foreign countries	40,068	37,378	102,116	96,349
Eliminations	(1,087)	(1,160)	(2,956)	(2,966)

Total	$496,825	$476,223	$1,440,133	$1,334,473

	September 30,	December 31,
Theatre Properties and Equipment-net	2009	2008

U.S. and Canada	$1,051,207	$1,073,551
Brazil	84,086	58,641
Mexico	37,923	38,290
Other foreign countries	45,442	37,801

Total	$1,218,658	$1,208,283

17. Related Party Transactions
     The Company leases one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”) on a month-to-month basis. Plitt Plaza is indirectly owned by Lee Roy Mitchell, who owns approximately 12% of the Company’s issued and outstanding shares of common stock. Annual rent is approximately $118 plus certain taxes, maintenance expenses and insurance. The Company recorded $95 and $89 of facility lease and other operating expenses payable to Plitt Plaza joint venture during the nine months ended September 30, 2008 and 2009, respectively.
     The Company manages one theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $72 and $81 of management fee revenues during the nine months ended September 30, 2008 and 2009, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.
     The Company leases 22 theatres and two parking facilities from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy, which owns approximately 8% of the Company’s issued and outstanding shares of common stock. Raymond Syufy is one of the Company’s directors and is an officer of the general partner of Syufy. Of these 24 leases, 20 have fixed minimum annual rent in an aggregate amount of approximately $21,646. The four leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. For the nine months ended September 30, 2008 and 2009, the Company paid approximately $1,012 and $949, respectively, in percentage rent for these four leases.
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
19. Subsequent Event — Dividend Declaration
     On November 4, 2009, the Company’s board of directors declared a cash dividend in the amount of $0.18 per common share payable to stockholders of record on November 25, 2009. The dividend will be paid on December 10, 2009.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.
     We are the second largest motion picture exhibitor in the world, in terms of both attendance and the number of screens in operation, with theatres in the U.S., Canada, Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. For financial reporting purposes at September 30, 2009, we have two reportable operating segments, our U.S. operations and our international operations.
     We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing programs, pay phones, ATM machines and electronic video games located in some of our theatres. Our investment in NCM has assisted us in expanding our offerings to advertisers, exploring ancillary revenue sources such as digital video monitor advertising, third party branding, and the use of theatres for non-film events. In addition, we are able to use theatres during non-peak hours for concerts, sporting events, and other cultural events. Successful films released during the nine months ended September 30, 2009 included Ice Age: Dawn of the Dinosaurs, Harry Potter and the Half-Blood Prince, G.I. Joe: the Rise of the Cobra, Transformers: Revenge of the Fallen, Disney Pixar’s Up, Star Trek, The Hangover, Night at the Museum 2: Battle of the Smithsonian, Monsters vs. Aliens, X-Men Origins: Wolverine, Taken, Cloudy with a Chance of Meatballs, The Proposal and Fast & Furious. Film releases scheduled for the remainder of 2009 include Twilight 2: New Moon, Alvin and the Chipmunks: The Squeakuel, Paranormal Activity, Where the Wild Things Are, 2012, Old Dogs, Sherlock Holmes, The Lovely Bones, The Princess and the Frog, and 3-D movies such as Avatar and A Christmas Carol. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios.
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
Recent Developments
     On November 4, 2009, our board of directors declared a cash dividend in the amount of $0.18 per common share payable to stockholders of record on November 25, 2009. The dividend will be paid on December 10, 2009.

Results of Operations
     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating data (in millions):	2009	2008	2009	2008
Revenues
Admissions	$322.9	$308.5	$941.9	$865.3
Concession	153.0	146.1	441.9	409.7
Other	20.9	21.6	56.3	59.5

Total revenues	$496.8	$476.2	$1,440.1	$1,334.5
Cost of operations
Film rentals and advertising	$175.9	$169.3	$513.9	$471.2
Concession supplies	23.5	24.5	67.2	66.4
Salaries and wages	52.7	47.4	149.1	135.3
Facility lease expense	61.6	58.9	176.5	171.4
Utilities and other	61.4	57.3	164.3	155.9
General and administrative expenses	23.5	22.7	69.0	67.8
Depreciation and amortization	38.5	38.8	112.8	115.5
Impairment of long-lived assets	3.1	2.3	8.1	8.1
Loss on sale of assets and other	0.9	2.3	2.4	3.2

Total cost of operations	$441.1	$423.5	$1,263.3	$1,194.8

Operating income	$55.7	$52.7	$176.8	$139.7

Operating data as a percentage of revenues:
Revenues
Admissions	65.0%	64.8%	65.4%	64.8%
Concession	30.8%	30.7%	30.7%	30.7%
Other	4.2%	4.5%	3.9%	4.5%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of operations (1)
Film rentals and advertising	54.5%	54.9%	54.6%	54.5%
Concession supplies	15.4%	16.8%	15.2%	16.2%
Salaries and wages	10.6%	10.0%	10.4%	10.1%
Facility lease expense	12.4%	12.4%	12.3%	12.8%
Utilities and other	12.3%	12.0%	11.4%	11.7%
General and administrative expenses	4.8%	4.8%	4.8%	5.1%
Depreciation and amortization	7.8%	8.2%	7.9%	8.7%
Impairment of long-lived assets	0.7%	0.5%	0.6%	0.6%
Loss on sale of assets and other	0.2%	0.5%	0.2%	0.3%
Total cost of operations	88.8%	88.9%	87.7%	89.5%
Operating income	11.2%	11.1%	12.3%	10.5%

Average screen count (month end average)	4,901	4,709	4,849	4,683

Revenues per average screen (in dollars)	$101,367	$101,136	$296,978	$284,943

(1)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended September 30, 2009 and 2008
     Revenues. Total revenues increased $20.6 million to $496.8 million for the three months ended September 30, 2009 (“third quarter of 2009”) from $476.2 million for the three months ended September 30, 2008 (“third quarter of 2008”), representing a 4.3% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

				International Operating
	U.S. Operating Segment			Segment			Consolidated
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30,			September 30,			September 30,
			%			%			%
	2009	2008	Change	2009	2008	Change	2009	2008	Change
Admissions revenues (in millions)	$246.9	$235.4	4.9%	$76.0	$73.1	4.0%	$322.9	$308.5	4.7%
Concession revenues (in millions)	$119.8	$112.5	6.5%	$33.2	$33.6	(1.2)%	$153.0	$146.1	4.7%
Other revenues (in millions) (1)	$10.3	$9.9	4.0%	$10.6	$11.7	(9.4)%	$20.9	$21.6	(3.2)%
Total revenues (in millions) (1)	$377.0	$357.8	5.4%	$119.8	$118.4	1.2%	$496.8	$476.2	4.3%
Attendance (in millions)	41.0	39.4	4.1%	19.4	18.4	5.4%	60.4	57.8	4.5%
Revenues per screen (in dollars) (1)	$98,115	$97,011	1.1%	$113,161	$116,040	(2.5)%	$101,367	$101,136	0.2%

(1)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 16 of our condensed consolidated financial statements.
• Consolidated. The increase in admissions revenues of $14.4 million was primarily attributable to a 4.5% increase in attendance and a 0.2% increase in average ticket price from $5.34 for the third quarter of 2008 to $5.35 for the third quarter of 2009. The increase in concession revenues of $6.9 million was primarily attributable to the 4.5% increase in attendance, while concession revenues per patron remained constant at $2.53 for the third quarter of 2009. The 3.2% decrease in other revenues was primarily due to decreases in ancillary revenue and the unfavorable impact of exchange rates in certain countries in which we operate.
• U.S. The increase in admissions revenues of $11.5 million was primarily attributable to a 4.1% increase in attendance and a 0.8% increase in average ticket price from $5.97 for the third quarter of 2008 to $6.02 for the third quarter of 2009. The increase in concession revenues of $7.3 million was primarily attributable to the 4.1% increase in attendance and a 2.1% increase in concession revenues per patron from $2.86 for the third quarter of 2008 to $2.92 for the third quarter of 2009. The increase in average ticket price was primarily due to incremental 3-D pricing. The increase in concession revenues per patron was due to a kid-friendly film mix and price increases.
• International. The increase in admissions revenues of $2.9 million was primarily attributable to a 5.4% increase in attendance, partially offset by a 1.3% decrease in average ticket price from $3.97 for the third quarter of 2008 to $3.92 for the third quarter of 2009. The decrease in concession revenues of $0.4 million was primarily attributable to a 6.6% decrease in concession revenues per patron from $1.83 for the third quarter of 2008 to $1.71 for the third quarter of 2009, partially offset by the 5.4% increase in attendance. The decreases in average ticket price and concession revenues per patron were primarily due to the unfavorable impact of exchange rates in certain countries in which we operate. The 9.4% decrease in other revenues was primarily due to decreases in ancillary revenue and the unfavorable impact of exchange rates in certain countries in which we operate.

     Cost of Operations. The table below summarizes certain of our theatre operating costs by reportable operating segment.

			International Operating
	U.S. Operating Segment		Segment		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008
Film rentals and advertising	$137.4	$132.5	$38.5	$36.8	$175.9	$169.3
Concession supplies	14.8	15.6	8.7	8.9	23.5	24.5
Salaries and wages	43.3	38.2	9.4	9.2	52.7	47.4
Facility lease expense	45.2	42.1	16.4	16.8	61.6	58.9
Utilities and other	45.1	41.8	16.3	15.5	61.4	57.3
• Consolidated. Film rentals and advertising costs were $175.9 million, or 54.5% of admissions revenues, for the third quarter of 2009 compared to $169.3 million, or 54.9% of admissions revenues, for the third quarter of 2008. The increase in film rentals and advertising costs of $6.6 million is primarily due to a $14.4 million increase in admissions revenues, which contributed $7.9 million, and a decrease in our film rental and advertising rate, which contributed $(1.3) million. Concession supplies expense was $23.5 million, or 15.4% of concession revenues, for the third quarter of 2009 compared to $24.5 million, or 16.8% of concession revenues, for the third quarter of 2008. The decrease in the concession supplies rate is primarily related to the incremental benefit of our new U.S. beverage agreement that was effective at the beginning of 2009.
Salaries and wages increased to $52.7 million for the third quarter of 2009 from $47.4 million for the third quarter of 2008 primarily due to increased staffing levels to support the 4.5% increase in attendance, increased minimum wage rates and new theatre openings. Facility lease expense increased to $61.6 million for the third quarter of 2009 from $58.9 million for the third quarter of 2008 primarily due to new theatres. Utilities and other costs increased to $61.4 million for the third quarter of 2009 from $57.3 million for the third quarter of 2008 primarily due to new theatres, increased repairs and maintenance expense and increased 3-D equipment rental fees.
• U.S. Film rentals and advertising costs were $137.4 million, or 55.7% of admissions revenues, for the third quarter of 2009 compared to $132.5 million, or 56.3% of admissions revenues, for the third quarter of 2008. The increase in film rentals and advertising costs of $4.9 million is due to an $11.5 million increase in admissions revenues, which contributed $6.5 million, and a decrease in our film rentals and advertising rate, which contributed $(1.6) million. Concession supplies expense was $14.8 million, or 12.4% of concession revenues, for the third quarter of 2009 compared to $15.6 million, or 13.9% of concession revenues, for the third quarter of 2008. The decrease in the concession supplies rate is primarily related to the incremental benefit of our new U.S. beverage agreement that was effective at the beginning of 2009.
Salaries and wages increased to $43.3 million for the third quarter of 2009 from $38.2 million for the third quarter of 2008 primarily due to increased staffing levels to support the 4.1% increase in attendance, increased minimum wage rates and new theatre openings. Facility lease expense increased to $45.2 million for the third quarter of 2009 from $42.1 million for the third quarter of 2008 primarily due to new theatres openings. Utilities and other costs increased to $45.1 million for the third quarter of 2009 from $41.8 million for the third quarter of 2008 primarily due to new theatres, increased repairs and maintenance expense and increased 3-D equipment rental fees.
• International. Film rentals and advertising costs were $38.5 million, or 50.7% of admissions revenues, for the third quarter of 2009 compared to $36.8 million, or 50.3% of admissions revenues, for the third quarter of 2008. The increase in our film rentals and advertising rate was primarily due to increased advertising expenses. Concession supplies expense was $8.7 million, or 26.2% of concession revenues, for the third quarter of 2009 compared to $8.9 million, or 26.5% of concession revenues, for the third quarter of 2008.

Salaries and wages increased to $9.4 million for the third quarter of 2009 from $9.2 million for the third quarter of 2008 primarily due to increased staffing levels to support the 5.4% increase in attendance and new theatre openings, partially offset by the impact of exchange rates in certain countries in which we operate. Facility lease expense decreased to $16.4 million for the third quarter of 2009 from $16.8 million for the third quarter of 2008 primarily due to the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $16.3 million for the third quarter of 2009 from $15.5 million for the third quarter of 2008 primarily due to new theatres, increased repairs and maintenance expense and increased 3-D equipment rental fees.
     General and Administrative Expenses. General and administrative expenses increased to $23.5 million for the third quarter of 2009 from $22.7 million for the third quarter of 2008. The increase was primarily due to increased incentive compensation expense, increased professional fees and increased service charges related to increased credit card activity.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable/unfavorable leases, was $38.5 million for the third quarter of 2009 compared to $38.8 million for the third quarter of 2008. The decrease was primarily due to the impact of exchange rates in certain countries in which we operate.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $3.1 million for the third quarter of 2009 compared to $2.3 million for the third quarter of 2008. Impairment charges for the third quarter of 2009 were primarily for U.S. theatre properties, which were directly and individually impacted by increased competition or changes in their respective market.
     Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $0.9 million during the third quarter of 2009 compared to $2.3 million during the third quarter of 2008.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $25.9 million for the third quarter of 2009 compared to $27.6 million for the third quarter of 2008. The decrease was primarily due to decreases in interest rates on our variable rate debt.
     Interest Income. We recorded interest income of $1.0 million during the third quarter of 2009 compared to $3.8 million during the third quarter of 2008. The decrease was primarily due to lower interest rates earned on our cash investments.
     Loss on Early Retirement of Debt. During the third quarter of 2009, we recorded a loss on early retirement of debt of $1.1 million as a result of the call premiums paid and other fees related to the repurchase of the remaining $16.9 million aggregate principal amount at maturity of Cinemark, Inc.’s 9 3/4% senior discount notes and the write-off of unamortized debt issue costs associated with these notes.
     Distributions from NCM. We recorded distributions from NCM of $4.2 million during the third quarter of 2009 and $3.6 million during the third quarter of 2008, which were in excess of the carrying value of our investment. See Note 6 to our condensed consolidated financial statements.
     Income Taxes. Income tax expense of $12.2 million was recorded for the third quarter of 2009 compared to $10.4 million for the third quarter of 2008. The effective tax rate was 35.6% for the third quarter of 2009 compared to 32.1% for the third quarter of 2008.

Nine months ended September 30, 2009 and 2008
     Revenues. Total revenues increased $105.6 million to $1,440.1 million for the nine months ended September 30, 2009 (“the 2009 period”) from $1,334.5 million for the nine months ended September 30, 2008 (“the 2008 period”), representing a 7.9% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

				International Operating
	U.S. Operating Segment			Segment			Consolidated
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
			%			%			%
	2009	2008	Change	2009	2008	Change	2009	2008	Change
Admissions revenues (in millions)	$748.6	$672.5	11.3%	$193.3	$192.8	0.3%	$941.9	$865.3	8.9%
Concession revenues (in millions)	$357.0	$323.5	10.4%	$84.9	$86.2	(1.5)%	$441.9	$409.7	7.9%
Other revenues (in millions) (1)	$30.5	$29.0	5.2%	$25.8	$30.5	(15.4)%	$56.3	$59.5	(5.4)%
Total revenues (in millions) (1)	$1,136.1	$1,025.0	10.8%	$304.0	$309.5	(1.8)%	$1,440.1	$1,334.5	7.9%
Attendance (in millions)	122.2	112.2	8.9%	53.4	48.7	9.7%	175.6	160.9	9.1%
Revenues per screen (in dollars) (1)	$298,615	$279,372	6.9%	$291,016	$305,094	(4.6)%	$296,978	$284,943	4.2%

(1)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 16 of our condensed consolidated financial statements.
• Consolidated. The increase in admissions revenues of $76.6 million was primarily attributable to a 9.1% increase in attendance, partially offset by a 0.4% decrease in average ticket price from $5.38 for the 2008 period to $5.36 for the 2009 period. The increase in concession revenues of $32.2 million was primarily attributable to the 9.1% increase in attendance, partially offset by a 1.2% decrease in concession revenues per patron from $2.55 for the 2008 period to $2.52 for the 2009 period. The decreases in average ticket price and concession revenues per patron were primarily due to the unfavorable impact of exchange rates in certain countries in which we operate. The 5.4% decrease in other revenues was primarily due to decreases in ancillary revenue and the unfavorable impact of exchange rates in certain countries in which we operate.
• U.S. The increase in admissions revenues of $76.1 million was primarily attributable to an 8.9% increase in attendance and a 2.3% increase in average ticket price from $5.99 for the 2008 period to $6.13 for the 2009 period. The increase in concession revenues of $33.5 million was primarily attributable to the 8.9% increase in attendance and a 1.4% increase in concession revenues per patron from $2.88 for the 2008 period to $2.92 for the 2009 period. The increase in average ticket price was primarily due to incremental 3-D pricing and other price increases and the increase in concession revenues per patron was primarily due to price increases.
• International. The increase in admissions revenues of $0.5 million was primarily attributable to a 9.7% increase in attendance, partially offset by an 8.6% decrease in average ticket price from $3.96 for the 2008 period to $3.62 for the 2009 period. The decrease in concession revenues of $1.3 million was primarily attributable to a 10.2% decrease in concession revenues per patron from $1.77 for the 2008 period to $1.59 for the 2009 period, partially offset by the 9.7% increase in attendance. The decreases in average ticket price and concession revenues per patron were primarily due to the unfavorable impact of exchange rates in certain countries in which we operate. The 15.4% decrease in other revenues was primarily due to decreases in ancillary revenue and the unfavorable impact of exchange rates in certain countries in which we operate.

     Cost of Operations. The table below summarizes certain of our theatre operating costs by reportable operating segment.

			International Operating
	U.S. Operating Segment		Segment		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008
Film rentals and advertising	$416.2	$375.7	$97.7	$95.5	$513.9	$471.2
Concession supplies	45.4	44.4	21.8	22.0	67.2	66.4
Salaries and wages	124.4	111.0	24.7	24.3	149.1	135.3
Facility lease expense	132.9	124.9	43.6	46.5	176.5	171.4
Utilities and other	122.7	113.5	41.6	42.4	164.3	155.9
• Consolidated. Film rentals and advertising costs were $513.9 million, or 54.6% of admissions revenues, for the 2009 period compared to $471.2 million, or 54.5% of admissions revenues, for the 2008 period. The increase in film rentals and advertising costs of $42.7 million is primarily due to a $76.6 million increase in admissions revenues. Concession supplies expense was $67.2 million, or 15.2% of concession revenues, for the 2009 period, compared to $66.4 million, or 16.2% of concession revenues, for the 2008 period. The decrease in the concession supplies rate is primarily related to the benefit of our new U.S. beverage agreement that was effective at the beginning of 2009.
Salaries and wages increased to $149.1 million for the 2009 period from $135.3 million for the 2008 period primarily due to increased staffing levels to support the 9.1% increase in attendance, increased minimum wage rates and new theatre openings. Facility lease expense increased to $176.5 million for the 2009 period from $171.4 million for the 2008 period primarily due to new theatres and increased percentage rent. Utilities and other costs increased to $164.3 million for the 2009 period from $155.9 million for the 2008 period primarily due to new theatres, increased repairs and maintenance expense and increased 3-D equipment rental fees.
• U.S. Film rentals and advertising costs were $416.2 million, or 55.6% of admissions revenues, for the 2009 period compared to $357.7 million, or 55.9% of admissions revenues, for the 2008 period. The increase in film rentals and advertising costs of $40.5 million is due primarily to a $76.1 million increase in admissions revenues. Concession supplies expense was $45.4 million, or 12.7% of concession revenues, for the 2009 period, compared to $44.4 million, or 13.7% of concession revenues, for the 2008 period. The decrease in the concession supplies rate is primarily related to the benefit of our new U.S. beverage agreement that was effective at the beginning of 2009.
Salaries and wages increased to $124.4 million for the 2009 period from $111.0 million for the 2008 period primarily due to increased staffing levels to support the 8.9% increase in attendance, increased minimum wage rates and new theatre openings. Facility lease expense increased to $132.9 million for the 2009 period from $124.9 million for the 2008 period primarily due to new theatres and increased percentage rent. Utilities and other costs increased to $122.7 million for the 2009 period from $113.5 million for the 2008 period primarily due to new theatres, increased repairs and maintenance expense and increased 3-D equipment rental fees.
• International. Film rentals and advertising costs were $97.7 million, or 50.5% of admissions revenues, for the 2009 period compared to $95.5 million, or 49.5% of admissions revenues, for the 2008 period. The increase in our film rental and advertising rate was primarily due to higher film rental rates associated with the solid slate of films released during the 2009 period. Concession supplies expense was $21.8 million, or 25.7% of concession revenues, for the 2009 period compared to $22.0 million, or 25.5% of concession revenues, for the 2008 period.
Salaries and wages increased to $24.7 million for the 2009 period from $24.3 million for the 2008 period primarily due to new theatres. Facility lease expense decreased to $43.6 million for the 2009 period from $46.5 million for the 2008 period primarily due to the impact of exchange rates in certain countries in which we operate. Utilities and other costs decreased to $41.6 million for the 2009 period from $42.4 million for the 2008 period primarily due to the impact of exchange rates in certain countries in which we operate.

     General and Administrative Expenses. General and administrative expenses increased to $69.0 million for the 2009 period from $67.8 million for the 2008 period. The increase was primarily due to increased compensation expense and increased service charges related to increased credit card activity partially offset by decreased legal and professional fees.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable/unfavorable leases, was $112.8 million for the 2009 period compared to $115.5 million for the 2008 period. The decrease was due to the impact of exchange rates in certain countries in which we operate.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $8.1 million for the 2009 period compared to $8.1 million for the 2008 period. Impairment charges for the 2009 and 2008 periods were primarily for U.S. theatre properties, which were directly and individually impacted by increased competition or changes in their respective market.
     Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $2.4 million during the 2009 period compared to $3.2 million during the 2008 period.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $77.0 million for the 2009 period compared to $89.7 million for the 2008 period. The decrease was primarily due to decreases in interest rates on our variable rate debt.
     Interest Income. We recorded interest income of $3.8 million during the 2009 period compared to $10.5 million during the 2008 period. The decrease in interest income was primarily due to lower interest rates earned on our cash investments.
     Loss on Early Retirement of Debt. During the 2009 period, we recorded a loss on early retirement of debt of $27.9 million as a result of the tender and call premiums paid and other fees related to the repurchase of approximately $419.4 million aggregate principal amount at maturity of Cinemark, Inc.’s 9 3/4% senior discount notes and the write-off of unamortized debt issue costs associated with these notes.
     Distributions from NCM. We recorded distributions from NCM of $15.8 million during the 2009 period and $12.2 million during the 2008 period, which were in excess of the carrying value of our investment. See Note 6 to our condensed consolidated financial statements.
     Income Taxes. Income tax expense of $31.1 million was recorded for the 2009 period compared to $25.8 million for the 2008 period. The effective tax rate was 34.1% for the 2009 period compared to 36.5% for the 2008 period. Income tax expense for the 2009 period includes the impact of two discrete items, including an adjustment to our deferred tax liability and an increase to our foreign unrecognized tax benefits. The net impact of the two items on income tax expense for the 2009 period was a benefit of approximately $4.9 million. Neither item resulted in a current year payment of income taxes. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.
Liquidity and Capital Resources
     Operating Activities
     We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, a majority of our theatres provide the patron a choice of using a credit card, in place of cash, which we convert to cash over a range of one to six days. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities was $30.7 million for the nine months ended September 30, 2009 compared to $169.7 million for the nine months ended September 30, 2008. The decrease in cash provided by operating activities is due to the repurchase of approximately $419.4 million of our 9 3/4% senior discount notes, which included payment of $158.3 million of accreted interest that had accreted on the senior discount notes since issuance during 2004. The principal portion of the repurchase is reflected as a financing activity.

     Investing Activities
     Our investing activities have been principally related to the development and acquisition of additional theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $145.4 million for the nine months ended September 30, 2009 compared to $58.5 million for the nine months ended September 30, 2008. The increase in cash used for investing activities is primarily due to the acquisition of theatres in the U.S. for approximately $49.0 million (see Note 5 to the condensed consolidated financial statements) and the acquisition of one theatre in Brazil for approximately $9.1 million.
     Capital expenditures for the nine months ended September 30, 2009 and 2008 were as follows (in millions):

	New	Existing
Period	Theatres	Theatres	Total
Nine Months Ended September 30, 2009	$32.1	$53.5	$85.6
Nine Months Ended September 30, 2008	$48.4	$22.9	$71.3
     We continue to expand our U.S. theatre circuit. We acquired four theatres with 82 screens, built three theatres with 38 screens and closed four theatres with 20 screens during the nine months ended September 30, 2009, bringing our total domestic screen count to 3,842. At September 30, 2009, we had signed commitments to open one new theatre with 16 screens in domestic markets during the remainder of 2009 and open six new theatres with 80 screens subsequent to 2009. We estimate the remaining capital expenditures for the development of these 96 domestic screens will be approximately $34 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
     We also continue to expand our international theatre circuit. We acquired one theatre with 15 screens, built five theatres with 29 screens and closed three theatres and 19 screens during the nine months ended September 30, 2009, bringing our total international screen count to 1,066. At September 30, 2009, we had signed commitments to open two new theatres with 14 screens in international markets during the remainder of 2009 and open four new theatres with 32 screens subsequent to 2009. We estimate the remaining capital expenditures for the development of these 46 international screens will be approximately $23 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
     We plan to fund capital expenditures for our continued development with cash flow from operations, borrowings under our senior secured credit facility, from debt issuances, proceeds from sale leaseback transactions and/or sales of excess real estate.
     Financing Activities
     Cash provided by financing activities was $111.6 million for the nine months ended September 30, 2009 compared to cash used for financing activities of $74.9 million for the nine months ended September 30, 2008. The increase in cash provided by financing activities is primarily due to the net proceeds of $458.5 million from the issuance of our $470 million 8.625% senior notes, partially offset by the repurchase of approximately $419.4 million of our 9 3/4% senior discount notes, the aggregate principal portion of which was $261.1 million. The interest portion of the repurchase is reflected as an operating activity.
     On February 13, 2009, our board of directors declared a cash dividend for the fourth quarter of 2008 in the amount of $0.18 per share of common stock payable to stockholders of record on March 5, 2009. The dividend was paid on March 20, 2009 in the total amount of approximately $19.6 million. On May 13, 2009, our board of directors declared a cash dividend for the first quarter of 2009 in the amount of $0.18 per share of common stock payable to stockholders of record on June 2, 2009. The dividend was paid on June 18, 2009 in the total amount of approximately $19.7 million. On July 29, 2009, our board of directors declared a cash dividend for the second quarter of 2009 in the amount of $0.18 per share of common stock payable to stockholders of record on August 17, 2009. The dividend was paid on September 1, 2009 in the total amount of approximately $19.7 million.

     We may from time to time, subject to compliance with our debt instruments, purchase on the open market our debt securities depending upon the availability and prices of such securities. Long-term debt consisted of the following as of September 30, 2009 and December 31, 2008 (in millions):

		December 31,
	September 30, 2009	2008
Cinemark, USA, Inc. term loan	$1,086.4	$1,094.8
Cinemark USA, Inc. 8 5/8% senior notes due 2019 (1)	458.7	—
Cinemark, Inc. 9 3/4% senior discount notes due 2014	—	411.3
Cinemark USA, Inc. 9% senior subordinated notes due 2013	0.2	0.2
Other long-term debt	1.3	2.2

Total long-term debt	1,546.6	1,508.5
Less current portion	12.5	12.5

Long-term debt, less current portion	$1,534.1	$1,496.0

(1)	Includes the $470.0 million aggregate principal amount of the 8 5/8% senior notes net of the discount of $11.3 million.
      As of September 30, 2009, we had borrowings of $1,086.4 million outstanding on the term loan under our senior secured credit facility, $470.0 million aggregate principal amount outstanding under our 8 5/8% senior notes and approximately $0.2 million aggregate principal amount outstanding under our 9% senior subordinated notes, respectively. We had a minimum of approximately $121.5 million in available borrowing capacity under our revolving credit facility. The availability of our revolving credit facility may have recently been impacted by the insolvency of one of the lenders under our facility. As such, it is uncertain whether this lender would fund its $28.5 million commitment under the $150.0 million revolving credit facility. We were in full compliance with all covenants governing our outstanding debt at September 30, 2009.
     As of September 30, 2009, our long-term debt obligations, scheduled interest payments on long-term debt, future minimum lease obligations under non-cancelable operating and capital leases, scheduled interest payments under capital leases and other obligations for each period indicated are summarized as follows:

	Payments Due by Period
	(in millions)
		Less Than	1 - 3	4 - 5	After
Contractual Obligations	Total	One Year	Years	Years	5 Years
Long-term debt [1]	$1,557.9	$12.5	$22.4	$1,053.0	$470.0
Scheduled interest payments on long-term debt [2]	575.9	74.5	148.4	106.5	246.5
Operating lease obligations	1,899.4	190.8	373.1	357.6	977.9
Capital lease obligations	142.0	7.1	14.9	18.6	101.4
Scheduled interest payments on capital leases	111.7	14.2	26.2	22.8	48.5
Employment agreements	9.9	3.3	6.6	—	—
Purchase commitments [3]	62.5	16.5	45.8	0.1	0.1
Current liability for uncertain tax positions [4]	10.8	10.8	—	—	—

Total obligations	$4,370.1	$329.7	$637.4	$1,558.6	$1,844.4

[1]	Includes the 8 5/8% senior notes in the aggregate principal amount outstanding of $470.0 million, excluding the discount of $11.3 million.

[2]	Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates in effect on September 30, 2009. The average interest rates on our fixed rate and variable rate debt were 7.6% and 2.1%, respectively, as of September 30, 2009.

[3]	Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of September 30, 2009.

[4]	The contractual obligations table excludes the long-term portion of our liability for uncertain tax positions of $15.5 million because we cannot make a reliable estimate of the timing of the related cash payments.
      Cinemark, Inc. 9 3/4% Senior Discount Notes
     On March 31, 2004, Cinemark, Inc. issued $577.2 million aggregate principal amount at maturity of 9 3/4% senior discount notes due 2014. Interest on the notes accreted until March 15, 2009 up to their aggregate principal amount. Cash interest accrued and was payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2009. Payments of principal and interest under these notes were dependent on loans, dividends and other payments from Cinemark, Inc.’s subsidiaries.
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
     On August 3, 2009, we delivered to the Bank of New York Trust Company N.A., as trustee, a notice to redeem the $16.9 million aggregate principal amount at maturity of our 9 3/4% senior discount notes remaining outstanding. The senior discount notes were redeemed on September 8, 2009, at which time we paid approximately $18.6 million, consisting of a redemption price of 104.875% of the face amount of the discount notes remaining outstanding plus accrued and unpaid interest to, but not including, the redemption date. We used proceeds from the issuance of Cinemark USA, Inc.’s senior notes to fund the repurchase.
      Cinemark USA, Inc. 8 5/8% Senior Notes
     On June 29, 2009, Cinemark USA, Inc. issued $470.0 million aggregate principal amount of 8.625% senior notes due 2019 with an original issue discount of approximately $11.5 million, resulting in proceeds of approximately $458.5 million. The proceeds were primarily used to fund the repurchase of Cinemark, Inc.’s 9 3/4% senior discount notes discussed above. Interest is payable on June 15 and December 15 of each year beginning on December 15, 2009.
     The senior notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of our subsidiaries that guarantee, assume or become liable with respect to any of our or our guarantor’s debt. The senior notes and the guarantees are senior unsecured obligations and rank equally in right of payment with all of our and our guarantor’s existing and future senior unsecured debt and senior in right of payment to all of our and our guarantor’s existing and future subordinated debt. The senior notes and the guarantees are effectively subordinated to all of our and our guarantor’s existing and future secured debt to the extent of the value of the assets securing such debt, including all borrowings under our senior secured credit facility. The senior notes and the guarantees are structurally subordinated to all existing and future debt and other liabilities of our subsidiaries that do not guarantee the senior notes.
     The indenture to the senior notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) consummate specified asset sales, (2) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (3) incur additional indebtedness and issue preferred stock, (4) enter into transactions with affiliates, (5) enter new lines of business, (6) merge or consolidate with, or sell all or substantially all of its assets to another person and (7) create liens. Upon a change of control of Cinemark Holdings, Inc., Cinemark, Inc. or Cinemark USA, Inc., Cinemark USA, Inc. would be required to make an offer to repurchase the senior notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest through the date of repurchase. Certain asset dispositions are considered triggering events that may require Cinemark USA, Inc. to use the proceeds from those asset dispositions to make an offer to purchase the notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase if such proceeds are not otherwise used within 365 days as described in the indenture. The indenture governing the senior notes allows

Cinemark USA, Inc. to incur additional indebtedness if we satisfy the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of September 30, 2009 was 5.6 to 1.
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
     We filed a registration statement with the Securities and Exchange Commission (the “Commission”) on September 24, 2009 pursuant to which we offered to exchange the senior notes for substantially similar registered senior notes. The exchanged registered senior notes will not contain terms with respect to transfer restrictions or provide for payment of additional interest as specified below. The registration rights agreement provides that (i) we will use our commercially reasonable best efforts to have the exchange offer registration statement declared effective by the Commission on or prior to 180 days after the closing of the senior notes offering, (ii) unless the exchange offer would not be permissible by applicable law or Commission policy, we will commence the exchange offer and use our commercially reasonable best efforts to issue on the earliest practicable date after the date on which the exchange offer registration statement was declared effective by the Commission, but not later than 30 days thereafter, exchange registered senior notes in exchange for all senior notes tendered prior thereto in the exchange offer and (iii) if obligated to file the shelf registration statement, we will use our commercially reasonable best efforts to file the shelf registration statement with the Commission on or prior to 30 days after such filing obligation arises (and in any event within 210 days after the closing of the senior notes offering) and to cause the shelf registration statement to be declared effective by the Commission on or prior to 180 days after such obligation arises. If applicable, we will use our commercially reasonable best efforts to keep the shelf registration statement effective for a period of two years after the closing of the senior notes offering, subject to certain exceptions.
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
     At September 30, 2009, there was $1,086.4 million outstanding under the term loan and no borrowings outstanding under our revolving credit line. We had a minimum of approximately $121.5 million in available borrowing capacity under our revolving credit facility. The availability of our revolving credit facility may have recently been impacted by the insolvency of one of the lenders under the facility. As such, it is uncertain whether we could borrow the portion that would be funded by this insolvent lender, which is approximately $28.5 million. The average interest rate on outstanding term loan borrowings under the senior secured credit facility at September 30, 2009 was 3.1% per annum.

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
     As of September 30, 2009, Cinemark USA, Inc. had outstanding approximately $0.2 million aggregate principal amount of 9% senior subordinated notes. Cinemark USA, Inc. may redeem the remaining 9% senior subordinated notes at its option at any time.
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
Interest Rate Risk
     We are currently party to variable rate debt facilities. An increase or decrease in interest rates would affect interest costs relating to our variable rate debt facilities. At September 30, 2009, there was an aggregate of approximately $787.7 million of variable rate debt outstanding under these facilities, excluding the $300.0 million of our term loan debt that has been hedged with the interest rate swap agreements discussed below. Based on the interest rate levels in effect on this $787.7 million of variable rate debt, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $7.9 million.
     During 2007 and 2008, we entered into three interest rate swap agreements. The interest rate swap agreements qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on our consolidated balance sheet as a liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive income (loss) and the ineffective portion reported in earnings.
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
     The tables below provide information about our fixed rate and variable rate long-term debt agreements as of September 30, 2009:

	Expected Maturity for the Twelve-Month Periods Ending September 30,
	(in millions)								Average
								Fair	Interest
	2010	2011	2012	2013	2014	Thereafter	Total	Value	Rate
Fixed rate (1)	$—	$—	$—	$37.0	$263.2	$470.0	$770.2	$769.5	7.6%
Variable rate	12.5	11.2	11.2	752.8	—	—	787.7	788.1	2.1%

Total debt	$12.5	$11.2	$11.2	$789.8	$263.2	$470.0	$1,557.9	$1,557.6

(1)	Includes $300.0 million of the Cinemark USA, Inc. term loan, which represents the debt hedged with the Company’s interest rate swap agreements.

Foreign Currency Exchange Rate Risk
     We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and construction interior finish items and other operating supplies used by our international subsidiaries. Principally all the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. Generally accepted accounting principles in the U.S. require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, generally accepted accounting principles in the U.S. require that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations result in us reporting exchange gains (losses) or foreign currency translation adjustments relating to our international subsidiaries depending on the inflationary environment of the country in which we operate. Based upon our equity ownership in our international subsidiaries as of September 30, 2009, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed would decrease the net book value of our investments in our international subsidiaries by approximately $38 million and would decrease the aggregate net income of our international subsidiaries for the nine months ended September 30, 2009 by approximately $5 million.
Item 4. Controls and Procedures
Evaluation of the Effectiveness of Disclosure Controls and Procedures
     As of September 30, 2009, we carried out an evaluation required by the Securities Exchange Act, as amended, or the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Controls Over Financial Reporting
     There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CINEMARK HOLDINGS, INC. Registrant
DATE: November 9, 2009	/s/ Alan W. Stock
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