Form 10-Q
period 2010-03-31
Cinemark Holdings, Inc.
filed 2010-05-06
CIK 1385280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
Commission File Number: 001-33401
CINEMARK HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5490327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3900 Dallas Parkway Suite 500 Plano, Texas	75093
(Address of principal executive offices)	(Zip Code)
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
Yes ☐     No ☑
     As of April 30, 2010, 112,260,209 shares of common stock were outstanding.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

Cautionary Statement Regarding Forward-Looking Statements
Certain matters within this Quarterly Report on Form 10Q include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10Q, other than statements of historical fact, may constitute forward-looking statements. Forward-looking statements can be identified by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. For a description of the risk factors, please review the “Risk Factors” section or other sections in the Company’s Annual Report on Form 10-K filed March 10, 2010 and quarterly reports on Form 10-Q, filed with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by such risk factors. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$433,229	$437,936
Inventories	9,817	9,854
Accounts receivable	30,526	33,110
Income tax receivable	—	13,025
Current deferred tax asset	3,297	3,321
Prepaid expenses and other	9,376	10,051

Total current assets	486,245	507,297

Theatre properties and equipment	1,934,828	1,936,535
Less accumulated depreciation and amortization	743,613	716,947

Theatre properties and equipment, net	1,191,215	1,219,588

Other assets
Goodwill	1,115,368	1,116,302
Intangible assets — net	342,331	342,998
Investment in NCM	64,190	34,232
Investment in DCIP	16,845	640
Investments in and advances to affiliates	2,873	2,889
Deferred charges and other assets — net	63,613	52,502

Total other assets	1,605,220	1,549,563

Total assets	$3,282,680	$3,276,448

Liabilities and equity

Current liabilities
Current portion of long-term debt	$11,475	$12,227
Current portion of capital lease obligations	7,270	7,340
Income tax payable	8,178	—
Current liability for uncertain tax positions	8,507	13,229
Accounts payable and accrued expenses	211,450	248,036

Total current liabilities	246,880	280,832

Long-term liabilities
Long-term debt, less current portion	1,529,321	1,531,478
Capital lease obligations, less current portion	131,359	133,028
Deferred tax liability	113,957	124,823
Liability for uncertain tax positions	17,773	18,432
Deferred lease expenses	28,498	27,698
Deferred revenue — NCM	233,031	203,006
Other long-term liabilities	42,727	42,523

Total long-term liabilities	2,096,666	2,080,988

Commitments and contingencies (see Note 17)

Equity
Cinemark Holdings, Inc.’s stockholders’ equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 115,571,013 shares issued and 112,217,578 shares outstanding at March 31, 2010; and 114,222,523 shares issued and 110,917,105 shares outstanding at December 31, 2009	116	114
Additional paid-in-capital	1,020,141	1,011,667
Treasury stock, 3,353,435 and 3,305,418 shares at cost at March 31, 2010 and December 31, 2009, respectively	(44,608)	(43,895)
Retained deficit	(45,606)	(60,595)
Accumulated other comprehensive loss	(7,087)	(7,459)

Total Cinemark Holdings, Inc.’s stockholders’ equity	922,956	899,832
Noncontrolling interests	16,178	14,796

Total equity	939,134	914,628

Total liabilities and equity	$3,282,680	$3,276,448

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data, unaudited)

	Three months ended March 31,
	2010	2009
Revenues
Admissions	$342,990	$279,883
Concession	153,104	130,031
Other	20,537	15,886

Total revenues	516,631	425,800

Cost of operations
Film rentals and advertising	188,819	147,126
Concession supplies	22,406	19,717
Salaries and wages	52,542	44,350
Facility lease expense	62,715	55,738
Utilities and other	55,221	48,728
General and administrative expenses	25,530	21,788
Depreciation and amortization	33,933	36,133
Amortization of favorable/unfavorable leases	158	323
Impairment of long-lived assets	347	1,039
Loss on sale of assets and other	3,167	272

Total cost of operations	444,838	375,214

Operating income	71,793	50,586

Other income (expense)
Interest expense	(26,010)	(25,464)
Interest income	1,053	1,832
Foreign currency exchange gain (loss)	(268)	66
Distributions from NCM	9,946	6,579
Equity in income (loss) of affiliates	27	(605)

Total other expense	(15,252)	(17,592)

Income before income taxes	56,541	32,994
Income taxes	19,830	14,643

Net income	$36,711	$18,351
Less: Net income attributable to noncontrolling interests	1,618	786

Net income attributable to Cinemark Holdings, Inc.	$35,093	$17,565

Weighted average shares outstanding
Basic	110,547	108,463

Diluted	110,880	109,566

Earnings per share attributable to Cinemark Holdings, Inc.’s common stockholders
Basic	$0.32	$0.16

Diluted	$0.31	$0.16

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended March 31,
	2010	2009
Operating activities
Net income	$36,711	$18,351

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	32,829	35,229
Amortization of intangible and other assets and unfavorable leases	1,262	1,227
Amortization of long-term prepaid rents	341	390
Amortization of debt issue costs	1,181	1,193
Amortization of deferred revenues, deferred lease incentives and other	(1,399)	(1,002)
Amortization of accumulated other comprehensive loss related to interest rate swap agreement	1,158	1,158
Amortization of bond discount	188	—
Impairment of long-lived assets	347	1,039
Share based awards compensation expense	1,313	1,578
Loss on sale of assets and other	1,457	272
Loss on contribution of digital projection systems to DCIP	1,710	—
Accretion of interest on senior discount notes	—	8,085
Deferred lease expenses	783	1,088
Deferred income tax expenses	(10,528)	(2,422)
Equity in (income) loss of affiliates	(27)	605
Tax benefit related to stock option exercises	1,667	—
Increase in deferred revenue related to new beverage contract	—	6,000
Distributions from equity investees	1,674	424
Changes in assets and liabilities	(26,566)	(21,740)

Net cash provided by operating activities	44,101	51,475

Investing activities
Additions to theatre properties and equipment	(19,517)	(22,872)
Proceeds from sale of theatre properties and equipment	491	510
Acquisition of theatres in the U.S.	—	(48,950)
Investment in joint venture — DCIP, net of cash distributions	(644)	—

Net cash used for investing activities	(19,670)	(71,312)

Financing activities
Proceeds from stock option exercises	5,081	192
Payroll taxes paid as a result of noncash stock option exercises and restricted stock withholdings	(299)	—
Dividends paid to stockholders	(20,046)	(19,595)
Repayments of other long-term debt	(3,070)	(3,147)
Payments on capital leases	(1,739)	(1,299)
Payment of debt issue costs	(8,706)	—
Other	—	(94)

Net cash used for financing activities	(28,779)	(23,943)

Effect of exchange rate changes on cash and cash equivalents	(359)	(319)

Decrease in cash and cash equivalents	(4,707)	(44,099)

Cash and cash equivalents:
Beginning of period	437,936	349,603

End of period	$433,229	$305,504

Supplemental information (see Note 14)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
1. The Company and Basis of Presentation
     Cinemark Holdings, Inc. and subsidiaries (the “Company”) is a leader in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Canada, Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. The Company also managed additional theatres in the U.S., Brazil, and Colombia during the three months ended March 31, 2010.
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
     These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2009, included in the Annual Report on Form 10-K filed March 10, 2010 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results to be achieved for the full year.
2. New Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1(FASB ASC Topic 825), “Interim Disclosures about Fair Value of Financial Instruments”. FSP FAS 107-1 and APB 28-1 (FASB ASC Topic 825) require that disclosures about the fair value of financial instruments be included in the notes to financial statements issued during interim periods. Fair value information must be presented in the notes to financial statements together with the carrying amounts of the financial instruments. It must be clearly stated whether the amounts are assets or liabilities and how they relate to information presented in the balance sheet. The disclosures must include methods and significant assumptions used to estimate fair values, along with any changes in those methods and assumptions from prior periods. FSP FAS 107-1 and APB 28-1 (FASB ASC Topic 825) were effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. Upon adoption of FSP FAS-107-1 and APB 28-1 (FASB ASC Topic 825), the Company added an interim disclosure regarding the fair value of its long-term debt (Note 9). Below is a summary of the Company’s financial instruments, both of which are liabilities:

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt (see Note 9)	$1,540,796	$1,570,479	$1,543,705	$1,513,838

Interest rate swap agreements (see Note 10)	$19,356	$19,356	$18,524	$18,524
     In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165 (FASB ASC Topic 855), “Subsequent Events”. SFAS No. 165 (FASB ASC Topic 855) should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS No. 165 (FASB ASC Topic 855) introduced the concept of financial statements that are available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles and all approvals necessary for issuance have been obtained. SFAS No. 165 (FASB ASC Topic 855) was effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 (FASB ASC Topic 855) did not have a significant impact on the Company’s condensed consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168 (FASB ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which authorizes the Codification as the

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
sole source for authoritative generally accepted accounting principles in the U.S. (“U.S. GAAP”). SFAS No. 168 (FASB ASC Topic 105) was effective for financial statements issued for reporting periods that ended after September 15, 2009. SFAS No. 168 (FASB ASC Topic 105) supersedes all accounting standards in U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 (FASB ASC Topic 105) replaced SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification. The adoption of SFAS No. 168 (FASB ASC Topic 105) did not have a significant impact on the Company’s condensed consolidated financial statements.
     In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU No. 2009-17 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU No. 2009-17 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company adopted ASU No. 2009-17 as of January 1, 2010, and its application had no impact on the Company’s condensed consolidated financial statements.
     In January 2010, the FASB issued FASB ASU 2010-06, “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (“ASU 2010-06”)”, which amends FASB ASC Topic 820-10, “Fair Value Measurements and Disclosures”. The update requires additional disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3 and clarifies certain other existing disclosure requirements. The Company adopted ASU 2010-06 beginning January 1, 2010. This update did not have a significant impact on the Company’s disclosures.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
3. Earnings Per Share
     The Company considers its unvested share based payment awards, which contain non-forfeitable rights to dividends, participating securities, and includes such participating securities in its computation of earnings per share pursuant to the two-class method. Basic earnings per share for the two classes of stock (common stock and unvested restricted stock) is calculated by dividing net income by the weighted average number of shares of common stock and unvested restricted stock outstanding during the reporting period. Diluted earnings per share is calculated using the weighted average number of shares of common stock and unvested restricted stock plus the potentially dilutive effect of common equivalent shares outstanding determined under both the two class method and the treasury stock method. For the three months ended March 31, 2010 and 2009, basic earnings per share was the same under both the two class method and the treasury stock method. For the three months ended March 31, 2010, diluted earnings per share was $0.31 per share under the two class method versus $0.32 per share under the treasury stock method. For the three months ended March 31, 2009, diluted earnings per share was the same under both the two class method and the treasury stock method. The following table presents computations of basic and diluted earnings per share under the two class method:

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Net income attributable to Cinemark Holdings, Inc.	$35,093	$17,565
Earnings allocated to participating share-based awards (1)	(232)	(65)

Net income attributable to common stockholders	$34,861	$17,500

Denominator (shares in thousands):
Basic weighted average common stock outstanding	110,547	108,463
Common equivalent shares for stock options	332	1,103
Common equivalent shares for restricted stock units (2)	1	—

Diluted	110,880	109,566

Basic earnings per share attributable to common stockholders	$0.32	$0.16

Diluted earnings per share attributable to common stockholders	$0.31	$0.16

(1)	For the three months ended March 31, 2010 and 2009, a weighted average of approximately 737 shares and 408 shares of unvested restricted stock, respectively, are considered participating securities.

(2)	Common equivalent shares for restricted stock units of 325 were excluded from the diluted earnings per share calculation for the three months ended March 31, 2009 because they were anti-dilutive.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
4. Equity
     Below is a summary of changes in stockholders’ equity attributable to Cinemark Holdings, Inc., noncontrolling interests and total equity for the three months ended March 31, 2010 and 2009:

	Cinemark
	Holdings, Inc.
	Stockholders'	Noncontrolling	Total
	Equity	Interests	Equity

Balance at January 1, 2010	$899,832	$14,796	$914,628

Share based awards compensation expense	1,313	—	1,313
Stock repurchases related to vested restricted stock	(182)	—	(182)
Exercise of stock options, net of stock withholdings	4,965	—	4,965
Tax benefit related to stock option exercises	1,667	—	1,667
Dividends paid to stockholders (1)	(20,046)	—	(20,046)
Dividends accrued on unvested restricted stock unit awards (1)	(58)	—	(58)
Comprehensive income:
Net income	35,093	1,618	36,711
Fair value adjustments on interest rate swap agreements, net of taxes of $314	(518)	—	(518)
Amortization of accumulated other comprehensive loss on terminated swap agreement	1,158	—	1,158
Foreign currency translation adjustment	(268)	(236)	(504)

Balance at March 31, 2010	$922,956	$16,178	$939,134

	Cinemark
	Holdings, Inc.
	Stockholders'	Noncontrolling	Total
	Equity	Interests	Equity

Balance at January 1, 2009	$811,256	$12,971	$824,227

Share based awards compensation expense	1,578	—	1,578
Exercise of stock options	192	—	192
Dividends paid to stockholders (2)	(19,595)	—	(19,595)
Dividends accrued on unvested restricted stock unit awards (2)	(25)	—	(25)
Dividends paid to noncontrolling interests	—	(93)	(93)
Comprehensive income:
Net income	17,565	786	18,351
Fair value adjustments on interest rate swap agreements, net of taxes of $(31)	52	—	52
Amortization of accumulated other comprehensive loss on terminated swap agreement	1,158	—	1,158
Foreign currency translation adjustment	(1,728)	(821)	(2,549)

Balance at March 31, 2009	$810,453	$12,843	$823,296

(1)	On February 25, 2010, the Company’s board of directors declared a cash dividend for the fourth quarter of 2009 in the amount of $0.18 per share of common stock payable to stockholders of record on March 5, 2010. The dividend was paid on March 19, 2010.

(2)	On February 13, 2009, the Company’s board of directors declared a cash dividend for the fourth quarter of 2008 in the amount of $0.18 per share of common stock payable to stockholders of record on March 5, 2009. The dividend was paid on March 20, 2009.

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
     The transaction was accounted for by applying the acquisition method. The following table represents the identifiable assets acquired and liabilities assumed that have been recognized by the Company in its condensed consolidated balance sheets:

Theatre properties and equipment	$25,575
Brandname	3,500
Noncompete agreement	1,630
Goodwill	44,565
Unfavorable lease	(3,600)
Capital lease liability (for one theatre)	(22,720)

Total	$48,950

     The brandname and noncompete agreement are presented as intangible assets and the unfavorable lease is presented as other long-term liabilities on the Company’s condensed consolidated balance sheets. The weighted average amortization period for these intangible assets and the unfavorable lease are 8.6 years and 9 years, respectively. Goodwill represents excess of the costs of acquiring these theatres over amounts assigned to assets acquired, including intangible assets, and liabilities assumed. The goodwill recorded is fully deductible for tax purposes.
6. Investment in National CineMedia
     Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

				Equity in
	Investment	Deferred	Distributions	(Earnings)	Other	Cash
	in NCM	Revenue	from NCM	Losses	Revenue	Received

Balance as of December 31, 2009	$34,232	$(203,006)
Receipt of common units due to 2010 common unit adjustment	30,683	(30,683)	$—	$—	$—	$—
Revenues earned under exhibitor services agreement	—	—	—	—	(1,190)	1,190
Receipt of excess cash distributions	(1,069)	—	(6,879)	—	—	7,948
Receipt under tax receivable agreement	(477)	—	(3,067)	—	—	3,544
Equity in earnings	821	—	—	(821)	—	—
Amortization of deferred revenue	—	658	—	—	(658)	—

Balance as of and for the period ended March 31, 2010	$64,190	$(233,031)	$(9,946)	$(821)	$(1,848)	$12,682

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     During March 2010, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, the Company received an additional 1,757,548 common units of NCM, each of which is convertible into one share of NCM, Inc. common stock. The Company recorded the additional common units received at fair value as an investment with a corresponding adjustment to deferred revenue of $30,683. The common unit adjustment resulted in a change in the Company’s ownership percentage in NCM from approximately 15.0% to 16.3%. As of March 31, 2010, the Company owned a total of 16,946,503 common units of NCM. The Company continues to account for its investment in NCM under the equity method of accounting. During the three months ended March 31, 2010 and March 31, 2009, the Company recorded equity earnings of approximately $821 and $24, respectively.
     Pursuant to the terms of the Exhibitor Services Agreement, the Company recorded other revenues of approximately $1,190 and $1,401 during the three months ended March 31, 2010 and 2009, respectively. These amounts include the per patron and per digital advertising screen theatre access fee and theatre rental revenue, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of $2,513 and $2,120, respectively.
     Below is summary financial information for NCM for the year ended December 31, 2009 (first quarter information was not available at the time of this report):

Gross revenues	$380,667
Operating income	$168,200
Net earnings	$128,531
7. Investment in Digital Cinema Implementation Partners
     On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as Digital Cinema Implementation Partners LLC (“DCIP”) to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema.
     During January 2010, the Company contributed $500 to DCIP. On March 10, 2010, the Company signed a master equipment lease agreement and other related agreements (collectively the “agreements”) with Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company. Upon signing the agreements, the Company contributed cash of $1,201 and digital projection systems at a fair value of $16,380 to DCIP (collectively the “contributions”), which DCIP then contributed to Kasima. The net book value of the contributed equipment was approximately $18,090, and as a result, the Company recorded a loss of approximately $1,710 during the three months ended March 31, 2010, which is reflected in loss on sale of assets and other on the condensed consolidated statement of income. Subsequent to the contributions, the Company continues to have a 33% voting interest in DCIP and now has a 24.3% economic interest in DCIP.
     The Company has a variable interest in Kasima through the terms of its master equipment lease agreement; however, the Company has concluded that it is not the primary beneficiary of Kasima, as the Company does not have the ability to direct the activities of Kasima that most significantly impact Kasima’s economic performance. The Company will continue to account for its investment in DCIP and its subsidiaries under the equity method of accounting. During the three months ended March 31, 2010 and 2009, the Company recorded equity losses of $818 and $640, respectively, relating to this investment. During March 2010, the Company received a cash distribution of $1,057 from DCIP.
     As a result of these agreements, the Company will rollout digital projection systems to a majority of its first run U.S. theatres. The digital projection systems will be leased from Kasima under an operating lease with an initial term of twelve years that contains ten one-year fair value renewal options. The equipment lease agreement also contains a fair value purchase option. Under the equipment lease agreement, the Company pays minimum annual rent of one thousand dollars per digital projection system for the first six and a half years from the effective date of the agreement and minimum annual rent of three thousand dollars per digital projection system beginning at six and a half years from the effective date through the end of the lease term. The Company may also be subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the agreements. Certain of the other rent payments are subject to either a monthly or an annual maximum. As of March 31, 2010, the Company had 265 digital projection systems being leased under the master equipment lease agreement with Kasima. The Company recorded equipment lease expense of approximately $65 during the three months ended March 31, 2010, which is included in utilities and other costs on the condensed consolidated statement of income.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     The digital projection systems leased from Kasima will replace a majority of the Company’s existing 35 millimeter projection systems in its U.S. theatres. Therefore, the Company began accelerating the depreciation of these existing 35 millimeter projection systems, based on the estimated two year replacement timeframe. The net book value of the existing 35 millimeter projection systems to be replaced was approximately $18,500 as of March 31, 2010.
8. Treasury Stock and Share Based Awards
     Treasury Stock — Treasury stock represents shares of common stock repurchased by the Company and not yet retired. The Company has applied the cost method in recording its treasury shares. During the three months ended March 31, 2010, the Company repurchased 2,719 shares of common stock at a cost of $0.001 per share as a result of restricted stock forfeitures. The Company also repurchased 35,298 shares of common stock at an aggregate cost of $531 as a result of the noncash exercises of stock options by employees. In a noncash exercise of stock options, the exercise price for the shares to be held by employees and the related tax withholdings are satisfied with stock withholdings. As part of these noncash exercises, employees exercised a total of 54,114 options and of this amount, 35,298 shares were repurchased by the Company to satisfy the exercise price and tax liabilities. The remaining 18,816 shares were issued to the employees. The Company repurchased the 35,298 shares at market value on the dates of repurchase, which ranged from $14.85 to $15.17 per share. The Company also repurchased 10,000 shares at market value on the date of repurchase at a cost of $182 as a result of the election by employees to have the Company withhold shares of restricted stock to satisfy their tax liabilities upon vesting in restricted stock. All of these repurchases were done in accordance with the Amended and Restated 2006 Long Term Incentive Plan (“Restated Incentive Plan”). As of March 31, 2010, the Company had no plans to retire any shares of treasury stock.
     Stock Options — A summary of stock option activity and related information for the three months ended March 31, 2010 is as follows:

			Weighted Average
	Number of	Weighted Average	Grant Date Fair	Aggregate Intrinsic
	Options	Exercise Price	Value	Value
Outstanding at December 31, 2009	1,231,892	$7.63	$3.51
Granted	—	—	—
Exercised	(720,220)	$7.63	$3.51
Forfeited	—	—	—

Outstanding at March 31, 2010	511,672	$7.63	$3.51	$5,480

Options exercisable at March 31, 2010	511,672	$7.63	$3.51	$5,480

     The total intrinsic value of options exercised during the three months ended March 31, 2010 was $5,957. The Company recognized a tax benefit of approximately $1,667 related to the options exercised during the three months ended March 31, 2010.
     As of March 31, 2010, there was no remaining unrecognized compensation expense related to outstanding stock options as all outstanding options fully vested on April 2, 2009. All options outstanding at March 31, 2010 have an average remaining contractual life of approximately 4.5 years.
     Restricted Stock — During the three months ended March 31, 2010, the Company granted 628,270 shares of restricted stock to directors and employees of the Company. The fair value of the restricted stock granted was determined based on the market value of the Company’s stock on the dates of grant, which ranged from $14.51 to $18.34 per share. The Company assumed forfeiture rates ranging from zero to 5% for the restricted stock awards. The restricted stock granted to directors vests over six months and the restricted stock granted to employees vests over four years based on continued service.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Below is a summary of restricted stock activity for the three months ended March 31, 2010:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at December 31, 2009	764,078	$11.10
Granted	628,270	$18.29
Forfeited	(2,719)	$11.03
Vested	(37,818)	$12.89

Outstanding at March 31, 2010	1,351,811	$14.39

Unvested restricted stock at March 31, 2010	1,351,811	$14.39

     The Company recorded compensation expense of $745 related to restricted stock awards during the three months ended March 31, 2010. As of March 31, 2010, the remaining unrecognized compensation expense related to restricted stock awards was $15,903 and the weighted average period over which this remaining compensation expense will be recognized is approximately three years. Upon vesting, the Company receives an income tax deduction. The total fair value of shares that vested during the three months ended March 31, 2010 was $688 and the Company recognized a tax benefit of approximately $264 related to these vested shares. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however the sale and transfer of the restricted shares is prohibited during the restriction period.
     Restricted Stock Units — During the three months ended March 31, 2010, the Company granted restricted stock units representing 396,432 hypothetical shares of common stock under the Restated Incentive Plan. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the three fiscal year period ending December 31, 2012 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments (as defined in the restricted stock unit award agreement). The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity. If the IRR for the three year period is at least 8.5%, which is the threshold, one-third of the restricted stock units vest. If the IRR for the three year period is at least 10.5%, which is the target, two-thirds of the restricted stock units vest. If the IRR for the three year period is at least 12.5%, which is the maximum, 100% of the restricted stock units vest. All payouts of restricted stock units that vest will be subject to an additional service requirement and will be paid in the form of common stock if the participant continues to provide services through March 31, 2014, which is the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards are paid out.
     Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the three months ended March 31, 2010 at each of the three levels of financial performance (excluding forfeiture assumptions):

	Number of	Fair
	Shares	Value at
	Vesting	Grant
at IRR of at least 8.5%	132,144	$2,423
at IRR of at least 10.5%	264,288	$4,847
at IRR of at least 12.5%	396,432	$7,271

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Due to the fact that the IRR for the three year performance period could not be determined at the time of grant, the Company estimated that the most likely outcome is the achievement of the mid-point IRR level. The Company assumed a forfeiture rate of 5% for the restricted stock unit awards. If during the service period, additional information becomes available to lead the Company to believe a different IRR level will be achieved for the three year performance period, the Company will reassess the number of units that will vest for the grant and adjust its compensation expense accordingly on a prospective basis over the remaining service period.
     During the three months ended March 31, 2010, the Compensation Committee of the Company’s board of directors approved a modification of restricted stock unit awards granted to employees during 2008. The Compensation Committee also approved the cancellation and replacement of restricted stock unit awards granted to the Company’s top five executive officers during 2008. Both the modification and the cancellation and replacement were accounted for as modifications of share based awards. As a result of these modifications, the Company recorded incremental compensation expense of approximately $350 during the three months ended March 31, 2010, which represents the difference between the grant date fair value and the modification date fair value of these awards for the portion of the service period that has been satisfied. The service period for the modified awards did not change. The Company will also record incremental compensation expense of $350 over the remaining service period.
     No restricted stock unit awards have vested. There were no forfeitures of restricted stock unit awards during the three months ended March 31, 2010. The Company recorded compensation expense of $568 related to these restricted stock unit awards during the three months ended March 31, 2010, including the aforementioned $350 related to the modification of the 2008 restricted stock unit awards. As of March 31, 2010, the Company had restricted stock units outstanding that represented a total of 890,682 hypothetical shares of common stock, net of actual cumulative forfeitures of 13,279 units, assuming the maximum IRR of at least 12.5% is achieved for all of the grants. As of March 31, 2010, the remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $7,174, which assumes the mid-point IRR level is achieved for all of the restricted stock units outstanding. The weighted average period over which this remaining compensation expense will be recognized is approximately three years.
9. Long-Term Debt Activity
     Senior Notes
     On June 29, 2009, Cinemark USA, Inc. issued $470,000 aggregate principal amount of 8.625% senior notes due 2019 with an original issue discount of $11,468, resulting in proceeds of approximately $458,532. The proceeds were primarily used to fund the repurchase of the remaining $402,459 aggregate principal amount at maturity of Cinemark, Inc.’s 9 3/4% senior discount notes. Interest is payable on June 15 and December 15 of each year beginning December 15, 2009. The senior notes mature on June 15, 2019. As of March 31, 2010, the carrying value of the senior notes was $459,085.
     The indenture to the senior notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) consummate specified asset sales, (2) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (3) incur additional indebtedness and issue preferred stock, (4) enter into transactions with affiliates, (5) enter new lines of business, (6) merge or consolidate with, or sell all or substantially all of its assets to, another person and (7) create liens. Upon a change of control of Cinemark Holdings, Inc. or Cinemark USA, Inc., Cinemark USA, Inc. would be required to make an offer to repurchase the senior notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. Certain asset dispositions are considered triggering events that may require Cinemark USA, Inc. to use the proceeds from those asset dispositions to make an offer to purchase the notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase if such proceeds are not otherwise used within 365 days as described in the indenture. The indenture governing the senior notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of March 31, 2010 was 5.0 to 1.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
Amendment and Extension of Senior Secured Credit Facility
     On March 2, 2010, the Company completed an amendment and extension to its existing senior secured credit facility to primarily extend the maturities of the facility and make certain other modifications. Approximately $924,375 of the Company’s remaining outstanding $1,083,600 term loan debt has been extended from an original maturity date of October 2013 to a maturity date of April 2016. The remaining term loan debt of $159,225 that was not extended matures on the original maturity date of October 2013. Payments on the extended amount will be due in equal quarterly installments of $2,311 beginning March 31, 2010 through March 31, 2016 with the remaining principal amount of $866,602 due April 30, 2016. Payments on the original amount that was not extended are due in equal quarterly installments of approximately $398 beginning March 31, 2010 through September 30, 2012 and increase to approximately $37,418 each calendar quarter from December 31, 2012 to June 30, 2013 with one final payment of approximately $42,593 at maturity on October 5, 2013. The amendment also imposed a 1.0% prepayment premium for one year on certain prepayments of the extended portion of the term loan debt. The interest rate on the original term loan debt that was not extended accrues interest, at Cinemark USA, Inc.’s option, at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50% (the “base rate”), plus a margin that ranges from 0.50% to 0.75% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.50% to 1.75%, per annum. The interest rate on the extended portion of the term loan debt accrues interest, at Cinemark USA, Inc.’s option at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a 2.25% margin per annum, or (B) a “eurodollar rate” plus a 3.25% margin per annum. The margin of the extended term loan debt is a function of the applicable corporate credit rating.
     In addition, the maturity date of $73,500 of Cinemark USA, Inc.’s $150,000 revolving credit line has been extended from October 2012 to March 2015. The maturity date of the remaining $76,500 of Cinemark USA, Inc.’s revolving credit line did not change and remains October 2012. The interest rate on the original revolving credit line accrues interest, at Cinemark USA, Inc.’s option, at: (A) a base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5 and (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.50% to 1.00% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.50% to 2.00% per annum. The interest rate on the extended revolving credit line accrues interest, at Cinemark USA, Inc.’s option at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 1.75% to 2.0% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 2.75% to 3.0% per annum. The margin of the revolving credit line is a function of the consolidated net senior secured leverage ratio as defined in the credit agreement.
     The Company incurred debt issue costs of approximately $8,700 during the three months ended March 31, 2010 related to the amendment and extension of its senior secured credit facility. These costs will be amortized using the straight-line method over the remaining term of the facility.
     Fair Value of Long-Term Debt
     The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35. The carrying value of the Company’s long-term debt was $1,540,796 and $1,543,705 as of March 31, 2010 and December 31, 2009, respectively. The fair value of the Company’s long-term debt was $1,570,479 and $1,513,838 as of March 31, 2010 and December 31, 2009, respectively.
10. Interest Rate Swap Agreements
     The company has two interest rate swap agreements, both of which qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on the Company’s condensed consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive loss and the ineffective portion reported in earnings. The valuation technique used to determine fair value is the income approach and under this approach, the Company uses projected future interest rates as provided by counterparties to the interest rate swap agreements and the fixed rates that the Company is obligated to pay under these agreements. The Company’s measurements use significant unobservable inputs, which fall in Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35. There were no changes in valuation techniques during the period, no transfers in or out of Level 3 and no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to the interest rate swap agreements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     As of March 31, 2010, the aggregate fair values of the two interest rate swap agreements was a liability of approximately $19,356, which has been recorded as a component of other long-term liabilities. A corresponding cumulative amount of $11,886, which is net of deferred taxes of $7,470, has been recorded as an increase in accumulated other comprehensive loss on the Company’s condensed consolidated balance sheet as of March 31, 2010. The interest rate swaps exhibited no ineffectiveness during the three months ended March 31, 2010.
     Below is a reconciliation of the interest rate swap values from January 1 to March 31:

	2010	2009
Beginning liability balance — January 1	$18,524	$24,781
Total (gain) loss included in accumulated other comprehensive loss	832	(83)

Ending liability balance — March 31	$19,356	$24,698

     The Company amortized approximately $1,158 to interest expense during each of the three months ended March 31, 2009 and 2010, related to a previously terminated interest rate swap agreement. The Company will amortize approximately $4,633 to interest expense for this terminated interest rate swap agreement over the next twelve months.
11. Goodwill and Other Intangible Assets
     The Company’s goodwill was as follows:

	U.S.	International
	Operating	Operating
	Segment	Segment	Total
Balance at December 31, 2009 (1)	$948,026	$168,276	$1,116,302
Foreign currency translation adjustments	—	(934)	(934)

Balance at March 31, 2010 (1)	$948,026	$167,342	$1,115,368

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.
     The Company evaluates goodwill for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill might exceed its estimated fair value. The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. The Company considers the reporting unit to be each of its sixteen regions in the U.S. and each of its eight countries internationally (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are considered one reporting unit). Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds the estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluation performed during the fourth quarter of 2009. No events or changes in circumstances occurred during the three months ended March 31, 2010 that indicated that the carrying value of goodwill might exceed its estimated fair value.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Intangible assets consisted of the following:

			Foreign
	Balance at		Currency	Balance at
	December 31,		Translation	March 31,
	2009	Amortization	Adjustments	2010
Intangible assets with finite lives:
Vendor contracts:
Gross carrying amount	$56,474	$—	$279	$56,753
Accumulated amortization	(29,870)	(815)	—	(30,685)

Net carrying amount	26,604	(815)	$279	26,068

Other intangible assets:
Gross carrying amount	26,510	—	62	26,572
Accumulated amortization	(20,596)	(511)	—	(21,107)

Net carrying amount	5,914	(511)	62	5,465

Total net intangible assets with finite lives	32,518	(1,326)	341	31,533
Intangible assets with indefinite lives:
Tradename	310,480	—	318	310,798

Total intangible assets — net	$342,998	$(1,326)	$659	$342,331

     Estimated aggregate future amortization expense for intangible assets is as follows:

For the nine months ended December 31, 2010	$4,283
For the twelve months ended December 31, 2011	5,279
For the twelve months ended December 31, 2012	5,123
For the twelve months ended December 31, 2013	4,377
For the twelve months ended December 31, 2014	3,831
Thereafter	8,640

Total	$31,533

12. Impairment of Long-Lived Assets
     The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.
     The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible assets carrying values, the age of a recently built theatre, competitive theatres in the marketplace, changes in foreign currency exchange rates, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. The estimated aggregate fair value of the long-lived assets impaired during the three months ended March 31, 2010 was approximately $1,358. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the three months ended March 31, 2009 and 2010. The long-lived asset impairment charges recorded during this period are specific to theatres that were directly and individually impacted by increased competition, or adverse changes in market demographics.

	Three Months Ended
	March 31,
	2010	2009

United States theatre properties	$347	$821
International theatre properties	—	147

Subtotal	347	968
Intangible assets	—	71

Impairment of long-lived assets	$347	$1,039

13. Foreign Currency Translation
     The accumulated other comprehensive loss account in stockholders’ equity of $7,459 and $7,087 at December 31, 2009 and March 31, 2010, respectively, includes the cumulative foreign currency adjustments of $16,070 and $15,802, respectively, from translating the financial statements of the Company’s international subsidiaries, and also includes the change in fair values of the Company’s interest rate swap agreements.
     In 2009 and 2010, all foreign countries where the Company has operations were deemed non-highly inflationary and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.
     On March 31, 2010, the exchange rate for the Brazilian real was 1.80 reais to the U.S. dollar (the exchange rate was 1.75 reais to the U.S. dollar at December 31, 2009). As a result, the effect of translating the March 31, 2010 Brazilian financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a decrease in stockholders’ equity of $5,824. At March 31, 2010, the total assets of the Company’s Brazilian subsidiaries were U.S. $270,560.
     On March 31, 2010, the exchange rate for the Mexican peso was 12.42 pesos to the U.S. dollar (the exchange rate was 13.04 pesos to the U.S. dollar at December 31, 2009). As a result, the effect of translating the March 31, 2010 Mexican financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in stockholders’ equity of $4,910. At March 31, 2010, the total assets of the Company’s Mexican subsidiaries were U.S. $133,303.
     On March 31, 2010, the exchange rate for the Chilean peso was 542.54 pesos to the U.S. dollar (the exchange rate was 519.30 pesos to the U.S. dollar at December 31, 2009). As a result, the effect of translating the March 31, 2010 Chilean financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a decrease in stockholders’ equity of $911. At March 31, 2010, the total assets of the Company’s Chilean subsidiaries were U.S. $28,939.
     The effect of translating the March 31, 2010 financial statements of the Company’s other international subsidiaries, with local currencies other than the U.S. dollar, is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in stockholders’ equity of $1,557.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
14. Supplemental Cash Flow Information
     The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Three Months Ended
	March 31,
	2010	2009

Cash paid for interest	$12,371	$15,340
Cash paid for income taxes, net of refunds received	$12,903	$2,873
Noncash investing and financing activities:
Change in construction lease obligations related to construction of theatres	$2,370	$—
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$2,543	$(3,903)
Theatre properties acquired under capital lease (2)	$—	$19,800
Change in fair market values of interest rate swap agreements, net of taxes	$(518)	$52
Investment in NCM (See Note 6)	$30,683	$15,536
Equipment contributed to DCIP (see Note 7)	$18,090	$—
Dividends accrued on unvested restricted stock unit awards	$58	$25
Shares issued upon noncash stock option exercises, at exercise price of $7.63 per share	$413	$—

(1)	Additions to theatre properties and equipment included in accounts payable as of December 31, 2009 and March 31, 2010 were $7,823 and $10,366, respectively.

(2)	Amount recorded during the three months ended March 31, 2009 was a result of the acquisition of theatres in the U.S. as discussed in Note 5.
15. Segments
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
     Below is a breakdown of selected financial information by reportable operating segment:

	Three Months
	March 31,
	2010	2009

Revenues
U.S.	$388,615	$341,445
International	129,271	85,195
Eliminations	(1,255)	(840)

Total Revenues	$516,631	$425,800

Adjusted EBITDA
U.S.	$89,405	$81,719
International	32,376	16,269

Total Adjusted EBITDA	$121,781	$97,988

Capital Expenditures
U.S.	$12,500	$16,251
International	7,017	6,621

Total Capital Expenditures	$19,517	$22,872

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2010	2009

Net income	$36,711	$18,351
Add (deduct):
Income taxes	19,830	14,643
Interest expense (1)	26,010	25,464
Other income (2)	(812)	(1,293)
Depreciation and amortization	33,933	36,133
Amortization of favorable/unfavorable leases	158	323
Impairment of long-lived assets	347	1,039
Loss on sale of assets and other	3,167	272
Deferred lease expenses	783	1,088
Amortization of long-term prepaid rents	341	390
Share based awards compensation expense	1,313	1,578

Adjusted EBITDA	$121,781	$97,988

(1)	Includes amortization of debt issue costs.

(2)	Includes interest income, foreign currency exchange gain (loss), and equity in income (loss) of affiliates and excludes distributions from NCM. Distributions from NCM are reported entirely within the U.S. operating segment.
     Financial Information About Geographic Areas
     The Company has operations in the U.S., Canada, Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala, which are reflected in the condensed consolidated financial statements. Below is a breakdown of selected financial information by geographic area:

	Three Months Ended
	March 31,
Revenues	2010	2009
U.S. and Canada	$388,615	$341,445
Brazil	69,218	43,258
Mexico	17,382	14,217
Other foreign countries	42,671	27,720
Eliminations	(1,255)	(840)

Total	$516,631	$425,800

	As of	As of
	March 31,	December 31,
Theatre Properties and Equipment-net	2010	2009
U.S. and Canada	$1,009,941	$1,040,395
Brazil	94,033	91,996
Mexico	39,959	39,371
Other foreign countries	47,282	47,826

Total	$1,191,215	$1,219,588

16. Related Party Transactions
     The Company leased one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”) on a month-to-month basis. Plitt Plaza is indirectly owned by Lee Roy Mitchell, the Company’s Chairman of the Board, who owns approximately 10.8% of the Company’s issued and outstanding shares of common stock. Annual rent is approximately $118 plus certain taxes, maintenance expenses and insurance. The Company recorded $32 and $30 of facility lease and other operating expenses payable to Plitt Plaza joint venture during the three months ended March 31, 2009 and 2010, respectively. The Company

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
closed this theatre during March 2010. During the three months ended March 31, 2010, the Company recorded approximately $100 related to the termination of the lease, which is reflected in loss on sale of assets and other on the condensed consolidated statement of income.
     The Company manages one theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $22 of management fee revenues during the three months ended March 31, 2009 and 2010. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.
     The Company leases 21 theatres and two parking facilities from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy, which owns approximately 5.2% of the Company’s issued and outstanding shares of common stock. Raymond Syufy is one of the Company’s directors and is an officer of the general partner of Syufy. Of these 23 leases, 19 have fixed minimum annual rent in an aggregate amount of approximately $21,182. The four leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. For the three months ended March 31, 2009 and 2010, the Company paid approximately $418 and $321, respectively, in percentage rent for these three leases.
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
18. Subsequent Event — Buyout of Colombia Noncontrolling Interest
     During April 2010, the Company’s partners in Colombia (the “Colombian Partners”) exercised an option available to them under an Exchange Option Agreement dated April 9, 2007 between the Company and the Colombian Partners. Under this option, which was contingent upon completion of an initial public offering of common stock by the Company, the Colombian Partners were entitled to exchange their shares in Cinemark Colombia S.A., for shares of the Company’s common stock. The number of shares to be exchanged will be determined based on the Company’s equity value and the equity value of the Colombian Partner’s interest in Cinemark Colombia S.A., both of which are defined in the Exchange Option Agreement. After the Columbia Share Exchange, the Company will own 100% of the shares in Cinemark Colombia S.A.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.
     We are a leader in the motion picture exhibition industry, with theatres in the U.S., Canada, Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. As of March 31, 2010, we managed our business under two reportable operating segments — U.S. markets and international markets, in accordance with FASB ASC Topic 280, Segment Reporting. See Note 15 to our condensed consolidated financial statements.
     We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing programs, pay phones, ATM machines and electronic video games located in some of our theatres. Our contracts with NCM have assisted us in expanding our offerings to advertisers and broadening ancillary revenue sources such as digital video monitor advertising, third party branding, and the use of theatres for alternative content events. Currently, we are able to use theatres for concerts, sporting events, and other cultural events. Films driving the box office during the three months ended March 31, 2010 included the carryover of Avatar, which grossed over $450 million in U.S. box office revenues during the quarter and new releases such as Alice in Wonderland, How to Train Your Dragon, Valentine’s Day and Shutter Island. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. Films scheduled for release during the remainder of 2010 include Clash of the Titans, Iron Man 2, Shrek Forever After, Sex and the City 2, Toy Story 3, Little Fockers, The A Team, Tron: Legacy, Robin Hood, Prince of Persia: The Sands of Time, Despicable Me, Tangled, Inception and another installment of both the Twilight and Harry Potter franchises, among other films.
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

Results of Operations
     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income:

	Three Months Ended
	March 31,
Operating data (in millions):	2010	2009
Revenues
Admissions	$343.0	$279.9
Concession	153.1	130.0
Other	20.5	15.9

Total revenues	$516.6	$425.8
Cost of operations
Film rentals and advertising	188.8	147.1
Concession supplies	22.4	19.7
Salaries and wages	52.5	44.4
Facility lease expense	62.7	55.7
Utilities and other	55.2	48.8
General and administrative expenses	25.5	21.8
Depreciation and amortization	34.1	36.5
Impairment of long-lived assets	0.4	1.0
Loss on sale of assets and other	3.2	0.2

Total cost of operations	$444.8	$375.2

Operating income	$71.8	$50.6

Operating data as a percentage of total revenues:
Revenues
Admissions	66.4%	65.7%
Concession	29.6%	30.5%
Other	4.0%	3.8%

Total revenues	100.0%	100.0%

Cost of operations (1)
Film rentals and advertising	55.0%	52.6%
Concession supplies	14.6%	15.2%
Salaries and wages	10.2%	10.4%
Facility lease expense	12.1%	13.1%
Utilities and other	10.7%	11.5%
General and administrative expenses	4.9%	5.1%
Depreciation and amortization	6.6%	8.6%
Impairment of long-lived assets	0.1%	0.2%
Loss on sale of assets and other	0.6%	0.0%
Total cost of operations	86.1%	88.1%
Operating income	13.9%	11.9%

Average screen count (month end average)	4,891	4,794

Revenues per average screen (dollars)	$105,634	$88,815

(1)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended March 31, 2010 and 2009
     Revenues. Total revenues increased $90.8 million to $516.6 million for the three months ended March 31, 2010 (“first quarter of 2010”) from $425.8 million for the three months ended March 31, 2009 (“first quarter of 2009”), representing a 21.3% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31,			March 31,			March 31,
			%			%			%
	2010	2009	Change	2010	2009	Change	2010	2009	Change
Admissions revenues (1)	$259.3	$225.5	15.0%	$83.7	$54.4	53.9%	$343.0	$279.9	22.5%
Concession revenues (1)	$118.5	$106.0	11.8%	$34.6	$24.0	44.2%	$153.1	$130.0	17.8%
Other revenues (1) (2)	$9.5	$9.1	4.4%	$11.0	$6.8	61.8%	$20.5	$15.9	28.9%
Total revenues (1) (2)	$387.3	$340.6	13.7%	$129.3	$85.2	51.8%	$516.6	$425.8	21.3%
Attendance (1)	39.6	37.3	6.2%	18.9	16.8	12.5%	58.5	54.1	8.1%
Revenues per average screen (2)	$101,264	$90,610	11.8%	$121,325	$82,295	47.4%	$105,634	$88,815	18.9%

(1)	Amounts in millions.

(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 15 of our condensed consolidated financial statements.
•    Consolidated. The increase in admissions revenues of $63.1 million was attributable to an 8.1% increase in attendance from 54.1 million patrons for the first quarter of 2009 to 58.5 million patrons for the first quarter of 2010 and a 13.3% increase in average ticket price from $5.17 for the first quarter of 2009 to $5.86 for the first quarter of 2010. The increase in concession revenues of $23.1 million was attributable to the 8.1% increase in attendance and a 9.2% increase in concession revenues per patron from $2.40 for the first quarter of 2009 to $2.62 for the first quarter of 2010. The increase in attendance primarily related to the carryover of Avatar and the strong performance of certain other films during the first quarter of 2010. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases and the favorable impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to price increases and the favorable impact of exchange rates in certain countries in which we operate.
•    U.S. The increase in admissions revenues of $33.8 million was attributable to a 6.2% increase in attendance and an 8.3% increase in average ticket price from $6.05 for the first quarter of 2009 to $6.55 for the first quarter of 2010. The increase in concession revenues of $12.5 million was attributable to the 6.2% increase in attendance and a 5.3% increase in concession revenues per patron from $2.84 for the first quarter of 2009 to $2.99 for the first quarter of 2010. The increase in attendance primarily related to the carryover of Avatar and the strong performance of certain other films during the first quarter of 2010. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases and the increase in concession revenues per patron was primarily due to price increases.
•    International. The increase in admissions revenues of $29.3 million was attributable to a 36.7% increase in average ticket price from $3.24 for the first quarter of 2009 to $4.43 for the first quarter of 2010 and a 12.5% increase in attendance. The increase in concession revenues of $10.6 million was attributable to a 28.0% increase in concession revenues per patron from $1.43 for the first quarter of 2009 to $1.83 for the first quarter of 2010 and the 12.5% increase in attendance. The increases in average ticket price and concession revenues per patron were due to price increases and the favorable impact of exchange rates in certain countries in which we operate. The increase in attendance primarily related to the carryover of Avatar and the strong performance of certain other films during the first quarter of 2010. The 61.8% increase in other revenues was primarily due to increased ancillary revenues in Brazil and the favorable impact of exchange rates in certain countries in which we operate.

     Cost of Operations. The table below summarizes certain of our theatre operating costs by reportable operating segment (in millions).

			International Operating
	U.S. Operating Segment		Segment		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2010	2009	2010	2009	2010	2009
Film rentals and advertising	$148.5	$120.0	$40.3	$27.1	$188.8	$147.1
Concession supplies	13.9	13.4	8.5	6.3	22.4	19.7
Salaries and wages	42.4	37.3	10.1	7.1	52.5	44.4
Facility lease expense	45.7	42.6	17.0	13.1	62.7	55.7
Utilities and other	39.6	36.9	15.6	11.9	55.2	48.8
•    Consolidated. Film rentals and advertising costs were $188.8 million, or 55.0% of admissions revenues, for the first quarter of 2010 compared to $147.1 million, or 52.6% of admissions revenues, for the first quarter of 2009. The increase in film rentals and advertising costs of $41.7 million is primarily due to a $63.1 million increase in admissions revenues, which contributed $32.6 million and an increase in our film rental and advertising rate, which contributed $9.1 million. The increase in the film rental and advertising rate was primarily due to the blockbuster success of certain films during the first quarter of 2010, including the carryover of Avatar and the strong performance of Alice in Wonderland. Concession supplies expense was $22.4 million, or 14.6% of concession revenues, for the first quarter of 2010, compared to $19.7 million, or 15.2% of concession revenues, for the first quarter of 2009. The increase in concession supplies expense of $2.7 million is primarily due to increased concession revenues, partially offset by a decrease in our concession supplies rate.
Salaries and wages increased to $52.5 million for the first quarter of 2010 from $44.4 million for the first quarter of 2009 primarily due to increased staffing levels to support the 8.1% increase in attendance, increased minimum wage rates, new theatres and the impact of exchange rates in certain countries in which we operate. Facility lease expense increased to $62.7 million for the first quarter of 2010 from $55.7 million for the first quarter of 2009 primarily due to new theatres, increased percentage rent related to the 21.3% increase in revenues and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $55.2 million for the first quarter of 2010 from $48.8 million for the first quarter of 2009 primarily due to increased utilities and other costs related to new theatres, increased 3-D equipment rental fees and the impact of exchange rates in certain countries in which we operate.
•    U.S. Film rentals and advertising costs were $148.5 million, or 57.3% of admissions revenues, for the first quarter of 2010 compared to $120.0 million, or 53.2% of admissions revenues, for the first quarter of 2009. The increase in film rentals and advertising costs of $28.5 million is due to a $33.8 million increase in admissions revenues, which contributed $18.0 million and an increase in our film rental and advertising rate, which contributed $10.5 million. The increase in the film rental and advertising rate was primarily due to the blockbuster success of certain films during the first quarter of 2010, including the carryover of Avatar, which grossed over $450 million in U.S. box office revenues during the quarter and the strong performance of Alice in Wonderland, which grossed approximately $300 million in U.S. box office revenues during the quarter. Concession supplies expense was $13.9 million, or 11.7% of concession revenues, for the first quarter of 2010 compared to $13.4 million, or 12.6% of concession revenues, for the first quarter of 2009. The increase in concession supplies expense of $0.5 million is primarily due to increased concession revenues, partially offset by a decrease in our concession supplies rate.
Salaries and wages increased to $42.4 million for the first quarter of 2010 from $37.3 million for the first quarter of 2009 primarily due to increased staffing levels to support the 6.2% increase in attendance, increased minimum wage rates and new theatres. Facility lease expense increased to $45.7 million for the first quarter of 2010 from $42.6 million for the first quarter of 2009 primarily due to new theatres and increased percentage rent due to the 13.7% increase in revenues. Utilities and other costs increased to $39.6 million for the first quarter of 2010 from $36.9 million for the first quarter of 2009 primarily due to the increased utilities and other costs related to new theatres and increased 3-D equipment rental fees.

•    International. Film rentals and advertising costs were $40.3 million, or 48.1% of admissions revenues, for the first quarter of 2010 compared to $27.1 million, or 49.8% of admissions revenues, for the first quarter of 2009. The increase in film rentals and advertising costs of $13.2 million is primarily due to the $29.3 million increase in admissions revenues, which contributed $14.6 million, partially offset by a decrease in our film rental and advertising rate. Concession supplies expense was $8.5 million, or 24.6% of concession revenues, for the first quarter of 2010 compared to $6.3 million, or 26.3% of concession revenues, for the first quarter of 2009.
Salaries and wages increased to $10.1 million for the first quarter of 2010 from $7.1 million for the first quarter of 2009 primarily due to increased staffing levels to support the 12.5% increase in attendance, new theatres and the impact of exchange rates in certain countries in which we operate. Facility lease expense increased to $17.0 million for the first quarter of 2010 from $13.1 million for the first quarter of 2009 primarily due to new theatres, increased common area maintenance expenses, increased percentage rent related to the 51.8% increase in revenues and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $15.6 million for the first quarter of 2010 from $11.9 million for the first quarter of 2009 due to new theatres, increased 3-D equipment rental fees and the impact of exchange rates in certain countries in which we operate.
     General and Administrative Expenses. General and administrative expenses increased to $25.5 million for the first quarter of 2010 from $21.8 million for the first quarter of 2009. The increase was primarily due to increased salaries and incentive compensation expense, increased professional fees and increased service charges related to increased credit card activity and the impact of exchange rates in certain countries in which we operate.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable/ unfavorable leases, was $34.1 million for the first quarter of 2010 compared to $36.5 million for the first quarter of 2009. The decrease was primarily related to a reduction in the depreciable basis of certain of our U.S. assets due to a significant amount of the equipment acquired in the Century Acquisition becoming fully depreciated during the fourth quarter of 2009, partially offset by the impact of accelerated depreciation taken on our domestic 35 millimeter projection systems that will be replaced with digital projection systems.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $0.4 million for the first quarter of 2010 compared to $1.0 million for the first quarter of 2009. Impairment charges for the first quarter of 2010 consisted of U.S. theatre properties, impacting six of our twenty-four reporting units. Impairment charges for the first quarter of 2009 consisted of $0.8 million of U.S. theatre properties, impacting eight of our twenty-four reporting units, $0.1 million of Mexico theatre properties and $0.1 million of intangible assets associated with Mexico theatre properties. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition and adverse changes in market demographics. See Notes 11 and 12 to our condensed consolidated financial statements.
     Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $3.2 million for the first quarter of 2010 compared to $0.2 million for the first quarter of 2009. The loss during the first quarter of 2010 included $1.7 million that was recorded upon the contribution of our digital projection systems to DCIP. See Note 7 to the condensed consolidated financial statements.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $26.0 million for the first quarter of 2010 compared to $25.5 million for the first quarter of 2009.
     Distributions from NCM. We recorded distributions from NCM of $9.9 million during the first quarter of 2010 and $6.6 million during the first quarter of 2009, which were in excess of the carrying value of our investment. The distributions received during the first quarter of 2010 included approximately $3.1 million due to us under a Tax Receivable Agreement with NCM. See Note 6 to our condensed consolidated financial statements.
     Income Taxes. Income tax expense of $19.8 million was recorded for the first quarter of 2010 compared to $14.6 million recorded for the first quarter of 2009. The effective tax rate was 35.1% for the first quarter of 2010 compared to 44.4% for the first quarter of 2009. The reduction in the effective tax rate from the first quarter of 2009 to the first quarter of 2010 was primarily attributable to the impact of discrete non-recurring items on the rate for the first quarter of 2009. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Liquidity and Capital Resources
     Operating Activities
     We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, a majority of our theatres provide the patron a choice of using a credit card, in place of cash, which we convert to cash over a range from one to six days. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities amounted to $44.1 million for the three months ended March 31, 2010 compared to $51.5 million for the three months ended March 31, 2009.
     Investing Activities
     Our investing activities have been principally related to the development and acquisition of additional theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $19.7 million for the three months ended March 31, 2010 compared to $71.3 million for the three months ended March 31, 2009. Cash used for investing activities for the three months ended March 31, 2009 included $49.0 million related to the acquisition of theatres in the U.S. See note 5 to the condensed consolidated financial statements.
     Capital expenditures for the three months ended March 31, 2010 and 2009 were as follows (in millions):

	New	Existing
Period	Theatres	Theatres	Total
Three Months Ended March 31, 2010	$5.2	$14.3	$19.5
Three Months Ended March 31, 2009	$7.7	$15.2	$22.9
     We plan to continue to expand our U.S. theatre circuit. We closed two theatres with 13 screens in the U.S. during the three months ended March 31, 2010. At March 31, 2010, we had signed commitments to open five new theatres and 60 screens in domestic markets during the remainder of 2010 and open four new theatres with 60 screens subsequent to 2010. We estimate the remaining capital expenditures for the development of these 120 domestic screens will be approximately $45 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
     We plan to continue to expand our international theatre circuit. We opened two theatres with eight screens and closed one theatre with seven screens internationally during the three months ended March 31, 2010. At March 31, 2010, we had signed commitments to open eight new theatres with 61 screens in international markets during the remainder of 2010 and open three new theatres with 18 screens subsequent to 2010. We estimate the remaining capital expenditures for the development of these 79 international screens will be approximately $43 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
     We plan to fund capital expenditures for our continued development with cash flow from operations, borrowings under our senior secured credit facility, from debt issuances, proceeds from sale leaseback transactions and/or sales of excess real estate.
     Financing Activities
     Cash used for financing activities was $28.8 million for the three months ended March 31, 2010 compared to $23.9 million for the three months ended March 31, 2009. The increase in cash used for financing activities was primarily due to the payment of debt issuance costs of approximately $8.7 million related to the amendment and extension of our senior secured credit facility in March 2010.
     On February 13, 2010, our board of directors declared a cash dividend for the fourth quarter of 2009 in the amount of $0.18 per share of common stock payable to stockholders of record on March 5, 2010. The dividend was paid on March 19, 2010 in the total amount of $20.0 million.

     We may from time to time, subject to compliance with our debt instruments, purchase on the open market our debt securities depending upon the availability and prices of such securities. Long-term debt consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Cinemark USA, Inc. term loan	$1,080.9	$1,083.6
Cinemark USA, Inc. 8 5/8% senior notes due 2019 (1)	459.1	458.9
Cinemark USA, Inc. 9% senior subordinated notes due 2013	0.2	0.2
Other long-term debt	0.6	1.0

Total long-term debt	$1,540.8	$1,543.7
Less current portion	11.5	12.2

Long-term debt, less current portion	$1,529.3	$1,531.5

(1)	Includes the $470.0 million aggregate principal amount of the 8.625% senior notes before the original issue discount, which was $10.9 million as of March 31, 2010.
     As of March 31, 2010, we had borrowings of $1,080.9 million outstanding on the term loan under our senior secured credit facility, $459.1 million accreted principal amount outstanding under our 8.625% senior discount notes and approximately $0.2 million aggregate principal amount outstanding under the 9% senior subordinated notes, respectively. We had $150.0 million in available borrowing capacity on our revolving credit line.
     As of March 31, 2010, our long-term debt obligations, scheduled interest payments on long-term debt, future minimum lease obligations under non-cancelable operating and capital leases, scheduled interest payments under capital leases and other obligations for each period indicated are summarized as follows:

		Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1 - 3 Years	4 - 5 Years	5 Years
Long-term debt (1)	$1,551.7	$11.5	$95.9	$98.5	$1,345.8
Scheduled interest payments on long-term debt (2)	609.0	87.7	173.0	147.5	200.8
Operating lease obligations	1,837.7	193.1	377.3	360.0	907.3
Capital lease obligations	138.6	7.3	15.5	19.9	95.9
Scheduled interest payments on capital leases	104.4	13.8	25.4	21.8	43.4
Employment agreements	11.1	3.7	7.4	—	—
Purchase commitments (3)	104.8	55.8	48.5	0.4	0.1
Current liability for uncertain tax positions (4)	8.5	8.5	—	—	—

Total obligations	$4,365.8	$381.4	$743.0	$648.1	$2,593.3

(1)	Includes the 8.625% senior notes in the aggregate principal amount of $470.0 million excluding the discount of $10.9 million.

(2)	Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates in effect on March 31, 2010. The average interest rates on our fixed rate and variable rate debt were 8.1% and 3.3%, respectively, as of March 31, 2010.

(3)	Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of March 31, 2010.

(4)	The contractual obligations table excludes the long-term portion of our liability for uncertain tax positions of $17.8 million because we cannot make a reliable estimate of the timing of the related cash payments.

     Senior Secured Credit Facility
     On October 5, 2006, in connection with the Century Acquisition, Cinemark USA, Inc. entered into a senior secured credit facility that provided for a $1.12 billion term loan and a $150 million revolving credit line. On March 2, 2010, Cinemark USA, Inc. completed an amendment and extension to the senior secured credit facility to primarily extend the maturities of the facility and make certain other modifications. Approximately $924.4 million of Cinemark USA, Inc.’s remaining outstanding $1,083.6 million term loan debt was extended from an original maturity date of October 2013 to a maturity date of April 2016. The remaining term loan debt of $159.2 million that was not extended matures on the original maturity date of October 2013. Payments on the extended amount are due in equal quarterly installments of approximately $2.3 million beginning March 31, 2010 through March 31, 2016 with the remaining principal amount of approximately $866.6 million due April 30, 2016. Payments on the original amount that was not extended are due in equal quarterly installments of approximately $0.4 million beginning March 31, 2010 through September 30, 2012 and increase to $37.4 million each calendar quarter from December 31, 2012 to June 30, 2013, with one final payment of approximately $42.6 million due at maturity on October 5, 2013. The amendment also imposed a 1.0% prepayment premium for one year on certain prepayments of the extended portion of the term loan debt.
     The interest rate on the original term loan debt that was not extended accrues interest, at Cinemark USA, Inc.’s option, at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50% (the “base rate”), plus a margin that ranges from 0.50% to 0.75% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.50% to 1.75%, per annum. The interest rate on the extended portion of the term loan debt accrues interest, at Cinemark USA, Inc.’s option at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a 2.25% margin per annum, or (B) a “eurodollar rate” plus a 3.25% margin per annum. The margin of the extended term loan debt is a function of the applicable corporate credit rating.
     The maturity date of $73.5 million of Cinemark USA, Inc.’s $150.0 million revolving credit line was extended from October 2012 to March 2015. The maturity date of the remaining $76.5 million of Cinemark USA, Inc.’s revolving credit line did not change and remains October 2012. The interest rate on the original revolving credit line accrues interest, at Cinemark USA, Inc.’s option, at: (A) a base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5 and (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.50% to 1.00% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.50% to 2.00% per annum. The interest rate on the extended revolving credit line accrues interest, at Cinemark USA, Inc.’s option at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 1.75% to 2.0% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 2.75% to 3.0% per annum. The margin of the revolving credit line is a function of the consolidated net senior secured leverage ratio as defined in the credit agreement.
     At March 31, 2010, there was $1,080.9 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $150.0 million in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the senior secured credit facility at March 31, 2010 was 4.4% per annum.
     See discussion of interest rate swap agreements under Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Cinemark USA, Inc. 8 ⅝% Senior Notes
     On June 29, 2009, Cinemark USA, Inc. issued $470.0 million aggregate principal amount of 8.625% senior notes due 2019 with an original issue discount of approximately $11.5 million, resulting in proceeds of approximately $458.5 million. The proceeds were primarily used to fund the repurchase of the remaining $402.5 million aggregate principal amount at maturity of Cinemark, Inc.’s 9 3/4% senior discount notes. Interest is payable on June 15 and December 15 of each year beginning on December 15, 2009. The senior notes mature on June 15, 2019. As of March 31, 2010, the carrying value of the senior notes was approximately $459.1 million.
     The indenture to the senior notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) consummate specified asset sales, (2) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (3) incur additional indebtedness and issue preferred stock, (4) enter into transactions with affiliates, (5) enter new lines of business, (6) merge or consolidate with, or sell all or substantially all of its assets to another person and (7) create liens. Upon a change of control of Cinemark Holdings, Inc., or Cinemark USA, Inc., Cinemark USA, Inc. would be required to make an offer to repurchase the senior notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest through the date of repurchase. Certain asset dispositions are considered triggering events that may require Cinemark USA, Inc. to use the proceeds from those asset dispositions to make an offer to purchase the notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase if such proceeds are not otherwise used within 365 days as described in the indenture. The indenture governing the senior notes allows Cinemark USA, Inc. to incur additional indebtedness if we satisfy the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of March 31, 2010 was 5.0 to 1.
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
     Prior to 2009, Cinemark USA, Inc. repurchased a total of $359.8 million aggregate principal amount of its 9% senior subordinated notes. The transactions were funded by Cinemark USA, Inc. with proceeds from the NCM Transaction and available cash from operations. Cinemark USA, Inc. also executed a supplemental indenture removing substantially all of the restrictive covenants and certain events of default.
     As of March 31, 2010, Cinemark USA, Inc. had outstanding approximately $0.2 million aggregate principal amount of 9% senior subordinated notes. Cinemark USA, Inc. may redeem the remaining 9% senior subordinated notes at its option at any time.
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
Interest Rate Risk
     We are currently party to variable rate debt facilities. An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt facilities. At March 31, 2010, there was an aggregate of approximately $781.5 million of variable rate debt outstanding under these facilities, which excludes $300.0 million of Cinemark USA, Inc.’s term loan debt that is hedged with the Company’s interest rate swap agreements as discussed below. Based on the interest rates in effect on the variable rate debt outstanding at March 31, 2010, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $7.8 million.
     We have two interest rate swap agreements that have been designated to hedge a total of approximately $300 million of variable rate debt under our senior secured credit facility. Under the terms of one of the agreements, which expires in November 2012, we pay a fixed interest rate of 4.922% on $125,000 of variable rate debt and receive interest at a variable rate based on the 3-month LIBOR. Under the terms of the second agreement, we pay a fixed interest rate of 3.63% on $175,000 of variable rate debt and receive interest at a variable rate based on the 1-month LIBOR. With respect to the expiration of the second agreement, approximately $100,000 of the hedged amount expires in November 2012 and the remaining $75,000 expires in November 2013.

     The table below provides information about our fixed rate and variable rate long-term debt agreements as of March 31, 2010:

	Expected Maturity for the Twelve-Month Periods Ending March 31,
	(in millions)
								Average
								Interest
	2011	2012	2013	2014	2015	Thereafter	Total	Rate
Fixed rate (1)(2)	$—	$—	$0.2	$—	$—	$770.0	$770.2	8.1%
Variable rate	11.5	10.8	84.9	89.3	9.2	575.8	$781.5	3.3%

Total debt	$11.5	$10.8	$85.1	$89.3	$9.2	$1,345.8	$1,551.7

(1)	Includes $300.0 million of the Cinemark USA, Inc. term loan, which represents the debt hedged with the Company’s interest rate swap agreements

(2)	Includes the 8.625% senior notes in the aggregate principal amount of $470.0 million, excluding the discount of $10.9 million
Foreign Currency Exchange Rate Risk
     We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and construction interior finish items and other operating supplies used by our international subsidiaries. A majority of the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. Generally accepted accounting principles in the U.S. (“U.S. GAAP”) require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our equity ownership in our international subsidiaries as of March 31, 2010, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed, would decrease the aggregate net book value of our investments in our international subsidiaries by approximately $40 million and would decrease the aggregate net income of our international subsidiaries by approximately $2 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of March 31, 2010, we carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Controls Over Financial Reporting
     There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Previously reported under “Business – Legal Proceedings” in the Company’s Annual Report on Form 10-K filed March 10, 2010.
Item 1A. Risk Factors
     There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Company’s Annual Report on Form 10-K filed March 10, 2010.

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

CINEMARK HOLDINGS, INC. Registrant
DATE: May 6, 2010	/s/Alan W. Stock
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