Form 10-Q
period 2010-06-30
Cinemark Holdings, Inc.
filed 2010-08-05
CIK 1385280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of July 31, 2010, 113,427,422 shares of common stock were outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data, unaudited)

	June 30,	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$435,770	$437,936
Inventories	10,302	9,854
Accounts receivable	40,638	33,110
Income tax receivable	13,961	13,025
Current deferred tax asset	3,289	3,321
Prepaid expenses and other	9,453	10,051

Total current assets	513,413	507,297

Theatre properties and equipment	1,948,064	1,936,535
Less accumulated depreciation and amortization	763,810	716,947

Theatre properties and equipment — net	1,184,254	1,219,588

Other assets
Goodwill	1,114,343	1,116,302
Intangible assets — net	339,210	342,998
Investment in NCM	64,283	34,232
Investment in DCIP	13,469	640
Investment in Real D	6,521	—
Investments in and advances to affiliates	3,849	2,889
Deferred charges and other assets — net	65,809	52,502

Total other assets	1,607,484	1,549,563

Total assets	$3,305,151	$3,276,448

Liabilities and equity

Current liabilities
Current portion of long-term debt	$11,112	$12,227
Current portion of capital lease obligations	7,344	7,340
Current liability for uncertain tax positions	2,652	13,229
Accounts payable and accrued expenses	229,338	248,036

Total current liabilities	250,446	280,832

Long-term liabilities
Long-term debt, less current portion	1,526,805	1,531,478
Capital lease obligations, less current portion	131,680	133,028
Deferred tax liability	110,339	124,823
Liability for uncertain tax positions	15,753	18,432
Deferred lease expenses	29,359	27,698
Deferred revenue — NCM	232,212	203,006
Other long-term liabilities	48,623	42,523

Total long-term liabilities	2,094,771	2,080,988

Commitments and contingencies (see Note 20)

Equity
Cinemark Holdings, Inc.’s stockholders’ equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 116,787,281 shares issued and 113,427,422 shares outstanding at June 30, 2010; and 114,222,523 shares issued and 110,917,105 shares outstanding at December 31, 2009	117	114
Additional paid-in-capital	1,029,671	1,011,667
Treasury stock, 3,359,859 and 3,305,418 shares, at cost, at June 30, 2010 and December 31, 2009, respectively	(44,725)	(43,895)
Retained deficit	(26,237)	(60,595)
Accumulated other comprehensive loss	(10,370)	(7,459)

Total Cinemark Holdings, Inc.’s stockholders’ equity	948,456	899,832
Noncontrolling interests	11,478	14,796

Total equity	959,934	914,628

Total liabilities and equity	$3,305,151	$3,276,448

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues
Admissions	$353,085	$339,088	$696,075	$618,971
Concession	165,230	158,926	318,334	288,957
Other	21,054	19,494	41,591	35,380

Total revenues	539,369	517,508	1,056,000	943,308

Cost of operations
Film rentals and advertising	193,550	190,826	382,369	337,952
Concession supplies	24,494	24,027	46,900	43,744
Salaries and wages	56,250	52,070	108,792	96,420
Facility lease expense	61,990	59,195	124,705	114,933
Utilities and other	57,648	54,168	112,869	102,896
General and administrative expenses	24,946	23,675	50,476	45,463
Depreciation and amortization	34,657	37,535	68,590	73,668
Amortization of favorable/unfavorable leases	258	346	416	669
Impairment of long-lived assets	4,688	3,930	5,035	4,969
Loss on sale of assets and other	1,191	1,186	4,358	1,458

Total cost of operations	459,672	446,958	904,510	822,172

Operating income	79,697	70,550	151,490	121,136

Other income (expense)
Interest expense	(28,605)	(25,649)	(54,615)	(51,113)
Interest income	1,380	937	2,433	2,769
Foreign currency exchange gain	348	472	80	538
Loss on early retirement of debt	—	(26,795)	—	(26,795)
Distributions from NCM	1,332	5,027	11,278	11,606
Equity in loss of affiliates	(3,182)	(415)	(3,155)	(1,020)

Total other expense	(28,727)	(46,423)	(43,979)	(64,015)

Income before income taxes	50,970	24,127	107,511	57,121
Income taxes	10,211	4,320	30,041	18,963

Net income	$40,759	$19,807	$77,470	$38,158
Less: Net income attributable to noncontrolling interests	1,077	1,137	2,695	1,923

Net income attributable to Cinemark Holdings, Inc.	$39,682	$18,670	$74,775	$36,235

Weighted average shares outstanding
Basic	111,207	108,483	110,879	108,473

Diluted	111,552	110,266	111,299	109,922

Earnings per share attributable to Cinemark Holdings, Inc.’s common stockholders

Basic	$0.35	$0.17	$0.67	$0.33

Diluted	$0.35	$0.17	$0.67	$0.33

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six months ended June 30,
	2010	2009
Operating activities
Net income	$77,470	$38,158

Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation	66,378	71,678
Amortization of intangible and other assets and unfavorable leases	2,628	2,659
Amortization of long-term prepaid rents	779	750
Amortization of debt issue costs	2,357	2,399
Amortization of deferred revenues, deferred lease incentives and other	(3,005)	(2,167)
Amortization of accumulated other comprehensive loss related to interest rate swap agreement	2,317	2,317
Amortization of bond discount	381	—
Impairment of long-lived assets	5,035	4,969
Share based awards compensation expense	3,254	2,403
Loss on sale of assets and other	2,325	1,458
Loss on contribution and sale of digital projection systems to DCIP	2,033	—
Write-off of unamortized debt issue costs related to early retirement of debt	—	6,089
Accretion of interest on senior discount notes	—	8,085
Deferred lease expenses	1,697	2,121
Deferred income tax expenses	(14,176)	(16,734)
Equity in loss of affiliates	3,155	1,020
Interest paid on repurchased senior discount notes	—	(151,952)
Tax benefit related to stock option exercises	1,904	—
Increase in deferred revenue related to new U.S. beverage agreement	—	6,550
Distributions from equity investees	2,059	1,078
Changes in assets and liabilities	(48,453)	8,384

Net cash provided by (used for) operating activities	108,138	(10,735)

Investing activities
Additions to theatre properties and equipment	(56,960)	(60,918)
Proceeds from sale of theatre properties and equipment	2,148	653
Acquisition of theatres in the U.S.	—	(48,950)
Investment in joint venture — DCIP, net of cash distributions	(644)	(1,500)

Net cash used for investing activities	(55,456)	(110,715)

Financing activities
Proceeds from stock option exercises	5,482	206
Payroll taxes paid as a result of noncash stock option exercises and restricted stock withholdings	(416)	—
Dividends paid to stockholders	(40,255)	(39,269)
Repurchase of senior discount notes	—	(250,507)
Proceeds from issuance of senior notes	—	458,532
Payment of debt issue costs	(8,706)	(12,423)
Repayments of long-term debt	(6,136)	(6,289)
Payments on capital leases	(3,606)	(2,830)
Other	(110)	(795)

Net cash provided by (used for) financing activities	(53,747)	146,625

Effect of exchange rate changes on cash and cash equivalents	(1,101)	7,959

Increase (decrease) in cash and cash equivalents	(2,166)	33,134

Cash and cash equivalents:
Beginning of period	437,936	349,603

End of period	$435,770	$382,737

Supplemental information (See Note 16)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
1. The Company and Basis of Presentation
     Cinemark Holdings, Inc. and subsidiaries (the “Company”) is a leader in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Canada, Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. The Company also managed additional theatres in the U.S., Brazil, and Colombia during the six months ended June 30, 2010.
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
     These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2009, included in the Annual Report on Form 10-K filed March 10, 2010 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the six months ended June 30, 2010, are not necessarily indicative of the results to be achieved for the full year.
2. New Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1 (FASB ASC Topic 825) “Interim Disclosures about Fair Value of Financial Instruments”. FSP FAS 107-1 and APB 28-1 (FASB ASC Topic 825) require that disclosures about the fair value of financial instruments be included in the notes to financial statements issued during interim periods. Fair value information must be presented in the notes to financial statements together with the carrying amounts of the financial instruments. It must be clearly stated whether the amounts are assets or liabilities and how they relate to information presented in the balance sheet. The disclosures must include methods and significant assumptions used to estimate fair values, along with any changes in those methods and assumptions from prior periods. FSP FAS 107-1 and APB 28-1 (FASB ASC Topic 825) were effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. Upon adoption of FSP FAS 107-1 and APB 28-1(FASB ASC Topic 825), the Company added a disclosure regarding the fair value of its long-term debt (see Note 11). Below is a summary of the Company’s financial instruments:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Debt (see Note 11)	$(1,537,917)	$(1,516,184)	$(1,543,705)	$(1,513,838)
Interest rate swap agreements (see Note 12)	$(19,257)	$(19,257)	$(18,524)	$(18,524)
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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     In June 2009, the FASB issued SFAS No. 168 (FASB ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles", which authorizes the Codification as the sole source for authoritative generally accepted accounting principles in the U.S. (“U.S. GAAP”). SFAS No. 168 (FASB ASC Topic 105) was effective for financial statements issued for reporting periods that end after September 15, 2009. SFAS No. 168 (FASB ASC Topic 105) supersedes all accounting standards in U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 (FASB ASC Topic 105) replaced SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification. The adoption of SFAS No. 168 (FASB ASC Topic 105) did not have a significant impact on the Company’s condensed consolidated financial statements.
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
     In January 2010, the FASB issued FASB ASU 2010-06, “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (“ASU 2010-06”)”, which amends FASB ASC Topic 820-10, “Fair Value Measurements and Disclosures". The update requires additional disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3 and clarifies certain other existing disclosure requirements. The Company adopted ASU 2010-06 beginning January 1, 2010. This update did not have a significant impact on the Company’s disclosures.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
3. Earnings Per Share
     The Company considers its unvested share based payment awards, which contain non-forfeitable rights to dividends, participating securities, and includes such participating securities in its computation of earnings per share pursuant to the two-class method. Basic earnings per share for the two classes of stock (common stock and unvested restricted stock) is calculated by dividing net income by the weighted average number of shares of common stock and unvested restricted stock outstanding during the reporting period. Diluted earnings per share is calculated using the weighted average number of shares of common stock and unvested restricted stock plus the potentially dilutive effect of common equivalent shares outstanding determined under both the two class method and the treasury stock method. For the three and six months ended June 30, 2009 and the six months ended June 30, 2010, basic earnings per share were the same under both the two class method and the treasury stock method. For the three months ended June 30, 2010, basic earnings per share was $0.35 under the two class method compared to $0.36 under the treasury stock method. For the three and six months ended June 30, 2010 and 2009, diluted earnings per share were the same under both the two class method and the treasury stock method.
     The following table presents computations of basic and diluted earnings per share under the two class method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income attributable to Cinemark Holdings, Inc.	$39,682	$18,670	$74,775	$36,235
Earnings allocated to participating share-based awards (1)	(425)	(129)	(600)	(185)

Net income attributable to common stockholders	$39,257	$18,541	$74,175	$36,050

Denominator (shares in thousands):
Basic weighted average common stock outstanding	111,207	108,483	110,879	108,473
Common equivalent shares for stock options	200	1,744	266	1,428
Common equivalent shares for restricted stock units	145	39	154	21

Diluted	111,552	110,266	111,299	109,922

Basic earnings per share attributable to common stockholders	$0.35	$0.17	$0.67	$0.33

Diluted earnings per share attributable to common stockholders	$0.35	$0.17	$0.67	$0.33

(1)	For the three months ended June 30, 2010 and 2009, a weighted average of approximately 1,206 and 754 shares of unvested restricted stock, respectively, are considered participating securities. For the six months ended June 30, 2010 and 2009, a weighted average of approximately 898 and 559 shares of unvested restricted stock, respectively, are considered participating securities.
4. Buyout of Colombia Noncontrolling Interest
     During April 2010, the Company’s partners in Colombia (the “Colombian Partners”) exercised an option available to them under an Exchange Option Agreement dated April 9, 2007 between the Company and the Colombian Partners (the “Exchange Option Agreement”). Under this option, which was contingent upon completion of an initial public offering of common stock by the Company, the Colombian Partners were entitled to exchange their shares in Cinemark Colombia S.A. for shares of the Company’s common stock (the “Colombia Share Exchange”). The number of shares to be exchanged was determined based on the Company’s equity value and the equity value of the Colombian Partners’ interest in Cinemark Colombia S.A., both of which are defined in the Exchange Option Agreement. As a result of the Colombia Share Exchange, on June 14, 2010, the Company issued 1,112,723 shares of its common stock to the Colombian Partners. The increase in the Company’s ownership interest in its Colombian subsidiary was accounted for as an equity transaction. The Company recorded an increase in additional-paid-in-capital of approximately $6,951, which represented the book value of the Colombian partners’ noncontrolling interest account of approximately $5,865 plus the Colombian partners’ share of accumulated other comprehensive loss of approximately $1,086. As a result of this transaction, the Company now owns 100% of the shares in Cinemark Colombia S.A.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
5. Equity
     Below is a summary of changes in stockholders’ equity attributable to Cinemark Holdings, Inc., noncontrolling interests and total equity for the six months ended June 30, 2010 and 2009:

	Cinemark
	Holdings, Inc.
	Stockholders’	Noncontrolling	Total
	Equity	Interests	Equity
Balance at January 1, 2010	$899,832	$14,796	$914,628

Colombia Share Exchange (see Note 4)	5,865	(5,865)	—
Share based awards compensation expense	3,254	—	3,254
Stock repurchases related to restricted stock that vested during the six months ended June 30, 2010	(299)	—	(299)
Exercise of stock options, net of stock withholdings	5,367	—	5,367
Tax benefit related to stock option exercises	1,904	—	1,904
Dividends paid to stockholders (1)	(40,255)	—	(40,255)
Dividends accrued on unvested restricted stock unit awards (1)	(162)	—	(162)
Dividends paid to noncontrolling interests	—	(110)	(110)
Comprehensive income:
Net income	74,775	2,695	77,470
Fair value adjustments on interest rate swap agreements, net of taxes of $276	(456)	—	(456)
Amortization of accumulated other comprehensive loss on terminated swap agreement	2,317	—	2,317
Foreign currency translation adjustment	(3,686)	(38)	(3,724)

Balance at June 30, 2010	$948,456	$11,478	$959,934

	Cinemark
	Holdings, Inc.
	Stockholders’	Noncontrolling	Total
	Equity	Interests	Equity
Balance at January 1, 2009	$811,256	$12,971	$824,227

Share based awards compensation expense	2,403	—	2,403
Exercise of stock options	206	—	206
Dividends paid to stockholders (2)	(39,269)	—	(39,269)
Dividends accrued on unvested restricted stock unit awards (2)	(85)	—	(85)
Dividends paid to noncontrolling interests	—	(700)	(700)
Purchase of noncontrolling interest share of an Argentina subsidiary	23	(117)	(94)
Comprehensive income:
Net income	36,235	1,923	38,158
Fair value adjustments on interest rate swap agreements, net of taxes of $2,181	3,605	—	3,605
Amortization of accumulated other comprehensive loss on terminated swap agreement	2,317	—	2,317
Foreign currency translation adjustment	33,414	127	33,541

Balance at June 30, 2009	$850,105	$14,204	$864,309

(1)	On February 25, 2010, the Company’s board of directors declared a cash dividend for the fourth quarter of 2009 in the amount of $0.18 per share of common stock payable to stockholders of record on March 5, 2010. The dividend was paid on March 19, 2010 in the total amount of approximately $20,046. On May 13, 2010, the Company’s board of directors declared a cash dividend for the first quarter of 2010 in the amount of $0.18 per share of common stock payable to stockholders of record on June 4, 2010. The dividend was paid on June 18, 2010 in the total amount of approximately $20,209.

(2)	On February 13, 2009, the Company’s board of directors declared a cash dividend for the fourth quarter of 2008 in the amount of $0.18 per share of common stock payable to stockholders of record on March 5, 2009. The dividend was paid on March 20, 2009 in the total amount of approximately $19,595. On May 13, 2009, the Company’s board of directors declared a cash dividend for the first quarter of 2009 in the amount of $0.18 per share of common stock payable to stockholders of record on June 2, 2009. The dividend was paid on June 18, 2009 in the total amount of approximately $19,674.

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
     The transaction was accounted for by applying the acquisition method. The following table represents the identifiable assets acquired and liabilities assumed that have been recognized by the Company in its condensed consolidated balance sheet as of the date of acquisition:

Theatre properties and equipment	$25,575
Brandname	3,500
Noncompete agreement	1,630
Goodwill	44,565
Unfavorable lease	(3,600)
Capital lease liability (for one theatre)	(22,720)

Total	$48,950

     The brandname and noncompete agreement are presented as intangible assets and the unfavorable lease is presented as other long-term liabilities on the Company’s condensed consolidated balance sheets. The weighted average remaining amortization period for these intangible assets and the unfavorable lease are 8.4 years and 8.8 years, respectively. Goodwill represents excess of the costs of acquiring these theatres over amounts assigned to assets acquired, including intangible assets, and liabilities assumed. The goodwill recorded is fully deductible for tax purposes.
7. Investment in National CineMedia
     Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

	Investment	Deferred	Distributions	Equity	Other	Cash
	in NCM	Revenue	from NCM	Earnings	Revenue	Received

Balance as of December 31, 2009	$34,232	$(203,006)
Receipt of common units due to annual common unit adjustment	30,683	(30,683)	$—	$—	$—	$—
Change of interest gain due to 2010 extraordinary common unit adjustment	271	—	—	—	—	—
Revenues earned under exhibitor services agreement	—	—	—	—	(2,434)	2,434
Receipt of excess cash distributions	(1,454)	—	(8,211)	—	—	9,665
Receipt under tax receivable agreement	(477)	—	(3,067)	—	—	3,544
Equity in earnings	1,028	—	—	(1,028)	—	—
Amortization of deferred revenue	—	1,477	—	—	(1,477)	—

Balance as of and for the period ended June 30, 2010	$64,283	$(232,212)	$(11,278)	$(1,028)	$(3,911)	$15,643

     During March 2010, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, the Company received an additional 1,757,548 common units of NCM, each of which is convertible into one share of NCM, Inc. common stock. The Company recorded the additional common units received at fair value as an investment with a corresponding adjustment to deferred revenue of $30,683. The common unit adjustment resulted in a change in the Company’s ownership percentage in NCM from approximately 15.0% to 16.3%. Subsequent to the annual common unit adjustment discussed above, in May 2010, one of NCM’s other founding members completed an acquisition of another theatre circuit that required an extraordinary common unit

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
adjustment calculation by NCM in accordance with the Common Unit Adjustment Agreement. As a result of this extraordinary common unit adjustment, the founding member was granted additional common units of NCM, which resulted in dilution of the Company’s ownership interest in NCM from 16.3% to 15.4%. The Company recognized a change of interest gain of approximately $271 during the three and six months ended June 30, 2010 as a result of this extraordinary common unit adjustment, which is reflected net of other losses in loss on sale of assets and other on the condensed consolidated statement of income.
     As of June 30, 2010, the Company owned a total of 16,946,503 common units of NCM. The Company continues to account for its investment in NCM under the equity method of accounting. During the six months ended June 30, 2010 and June 30, 2009, the Company recorded equity earnings of approximately $1,028 and $407, respectively.
     Pursuant to the terms of the Exhibitor Services Agreement, the Company recorded other revenues, excluding the amortization of deferred revenue, of approximately $2,434 and $2,870 during the six months ended June 30, 2010 and 2009, respectively. These amounts include the per patron and per digital advertising screen theatre access fee and theatre rental revenue, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of $5,183 and $4,790, respectively.
     Below is summary financial information for NCM for the three and six months ended July 1, 2010:

	Three Months	Six Months
	Ended July 1, 2010	Ended July 1, 2010
Gross revenues	$98,998	$183,656
Operating income	$43,550	$69,710
Net earnings	$27,546	$40,193
8. Investment in Digital Cinema Implementation Partners
     On February 12, 2007, the Company, AMC Entertainment Inc. and Regal Entertainment Group entered into a joint venture known as Digital Cinema Implementation Partners LLC (“DCIP”) to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema.
     During January 2010, the Company contributed $500 to DCIP. On March 10, 2010, the Company signed a master equipment lease agreement and other related agreements (collectively the “agreements”) with Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company. Upon signing the agreements, the Company contributed cash of $1,201 and digital projection systems at a fair value of $16,380 to DCIP (collectively the “contributions”), which DCIP then contributed to Kasima. The net book value of the contributed equipment was approximately $18,090, and as a result, the Company recorded a loss of approximately $1,710, which is reflected in loss on sale of assets and other on the condensed consolidated statement of income for the six months ended June 30, 2010. Subsequent to the contributions, the Company continues to have a 33% voting interest in DCIP and has a 24.3% economic interest in DCIP. On April 24, 2010, the Company sold digital projection systems with a net book value of approximately $1,520 to Kasima for approximately $1,197, resulting in an additional loss of approximately $323, which is reflected in loss on sale of assets and other on the condensed consolidated statement of income for the three and six months ended June 30, 2010.
     The Company has a variable interest in Kasima through the terms of its master equipment lease agreement; however, the Company has determined that it is not the primary beneficiary of Kasima, as the Company does not have the ability to direct the activities of Kasima that most significantly impact Kasima’s economic performance. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting. During the six months ended June 30, 2010 and 2009, the Company recorded equity losses of $4,195 and $1,478, respectively, relating to this investment. During March 2010, the Company received a cash distribution of $1,057 from DCIP.
     As a result of these agreements, the Company will continue to roll out digital projection systems to a majority of its first run U.S. theatres. The digital projection systems will be leased from Kasima under an operating lease

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
with an initial term of twelve years that contains ten one-year fair value renewal options. The equipment lease agreement also contains a fair value purchase option. Under the equipment lease agreement, the Company pays minimum annual rent of one thousand dollars per digital projection system for the first six and a half years from the effective date of the agreement and minimum annual rent of three thousand dollars per digital projection system beginning at six and a half years from the effective date through the end of the lease term. The Company may also be subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the agreements. Certain of the other rent payments are subject to either a monthly or an annual maximum. As of June 30, 2010, the Company had 537 digital projection systems being leased under the master equipment lease agreement with Kasima. The Company recorded equipment lease expense of approximately $252 during the six months ended June 30, 2010, which is included in utilities and other costs on the condensed consolidated statement of income.
     The digital projection systems leased from Kasima will replace a majority of the Company’s existing 35 millimeter projection systems in its U.S. theatres. Therefore, upon signing the agreements, the Company began accelerating the depreciation of these existing 35 millimeter projection systems, based on the estimated two year replacement timeframe. The Company recorded depreciation expense of approximately $3,695 on its domestic 35 millimeter projectors during the six months ended June 30, 2010. The net book value of the existing 35 millimeter projection systems to be replaced was approximately $15,990 as of June 30, 2010.
9. Investment in Real D
     Under its license agreement with Real D, the Company earns options to purchase shares of common stock once it has installed a certain number of 3-D systems as outlined in the license agreement. During June 2010, the Company reached the first target level and vested in 407,593 options to purchase shares of common stock in Real D, which have an exercise price of $0.00667. Upon vesting in these options, the Company recorded an investment in Real D of approximately $6,521, which represents the estimated fair value of the options, with an offset to deferred lease incentive liability. The fair value of the options was determined using Real D’s initial public offering price, which falls under Level 2 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. The Company will account for the investment in Real D as a cost method investment. The deferred lease incentive liability, which is reflected in other long-term liabilities on the condensed consolidated balance sheet as of June 30, 2010, will be amortized over the remaining term of the license agreement, which is approximately seven and one-half years. Under the license agreement, the Company can earn up to 815,186 additional options to purchase shares of common stock of Real D as it meets additional 3-D system installation targets as outlined in the license agreement.
10. Treasury Stock and Share Based Awards
     Treasury Stock — Treasury stock represents shares of common stock repurchased by the Company and not yet retired. The Company has applied the cost method in recording its treasury shares. During the six months ended June 30, 2010, the Company repurchased 2,719 shares of common stock at a cost of $0.001 per share as a result of restricted stock forfeitures. The Company also repurchased 35,298 shares of common stock at an aggregate cost of $531 as a result of the noncash exercises of stock options by employees. In a noncash exercise of stock options, the exercise price for the shares to be held by employees and the related minimum tax withholdings are satisfied with stock withholdings. As part of these noncash exercises, employees exercised a total of 54,114 options and of this amount, 35,298 shares were repurchased by the Company to satisfy the exercise price and tax liabilities. The remaining 18,816 shares were issued to the employees. The Company repurchased the 35,298 shares at market value, which ranged from $14.85 to $15.17 per share, and represented the closing price of the Company’s common stock on the day prior to each date of repurchase. The Company also repurchased 16,424 shares at market value on the dates of repurchase at a cost of $299 as a result of the election by employees to have the Company withhold shares of restricted stock to satisfy their tax liabilities upon vesting in restricted stock. All of these repurchases were done in accordance with the Amended and Restated 2006 Long Term Incentive Plan (“Restated Incentive Plan”). As of June 30, 2010, the Company had no plans to retire any shares of treasury stock.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Stock Options — A summary of stock option activity and related information for the six months ended June 30, 2010 is as follows:

			Weighted Average
	Number of	Weighted Average	Grant Date Fair	Aggregate Intrinsic
	Options	Exercise Price	Value	Value
Outstanding at December 31, 2009	1,231,892	$7.63	$3.51
Exercised	(772,727)	$7.63	$3.51

Outstanding at June 30, 2010	459,165	$7.63	$3.51	$2,535

Options exercisable at June 30, 2010	459,165	$7.63	$3.51	$2,535

     The total intrinsic value of options exercised during the six month period ended June 30, 2010 was $6,554. The Company recognized a tax benefit of approximately $1,904 related to the options exercised during the six months ended June 30, 2010.
     As of June 30, 2010, there was no remaining unrecognized compensation expense related to outstanding stock options and all outstanding options fully vested on April 2, 2009. All options outstanding at June 30, 2010 have an average remaining contractual life of approximately four years.
     Restricted Stock - During the six months ended June 30, 2010, the Company granted 679,308 shares of restricted stock to directors and employees of the Company. The fair value of the restricted stock granted was determined based on the market value of the Company’s stock on the dates of grant, which ranged from $13.15 to $18.47 per share. The Company assumed forfeiture rates ranging from zero to 5% for the restricted stock awards. The restricted stock granted to directors vests over periods ranging from six months to one year and the restricted stock granted to employees vest over four years based on continued service.
     Below is a summary of restricted stock activity for the six months ended June 30, 2010:

		Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at December 31, 2009	764,078	$11.10
Granted	679,308	$17.94
Forfeited	(2,719)	$11.03
Vested	(189,885)	$12.64

Outstanding at June 30, 2010	1,250,782	$14.58

Unvested restricted stock at June 30, 2010	1,250,782	$14.58

     The Company recorded compensation expense of $2,134 related to these restricted stock awards during the six months ended June 30, 2010. As of June 30, 2010, the remaining unrecognized compensation expense related to restricted stock awards was $15,214 and the weighted average period over which this remaining compensation expense will be recognized is approximately three years. Upon vesting, the Company receives an income tax deduction. The total fair value of shares that vested during the six months ended June 30, 2010 was $3,260. The Company recognized a tax benefit of approximately $1,229 related to these vested shares. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however the sale and transfer of the restricted shares is prohibited during the restriction period.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Restricted Stock Units — During the six months ended June 30, 2010, the Company granted restricted stock units representing 396,432 hypothetical shares of common stock under the Restated Incentive Plan. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the three fiscal year period ending December 31, 2012 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments (as defined in the restricted stock unit award agreement). The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity. If the IRR for the three year period is at least 8.5%, which is the threshold, one-third of the restricted stock units vest. If the IRR for the three year period is at least 10.5%, which is the target, two-thirds of the restricted stock units vest. If the IRR for the three year period is at least 12.5%, which is the maximum, 100% of the restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. All payouts of restricted stock units that vest will be subject to an additional service requirement and will be paid in the form of common stock if the participant continues to provide services through March 31, 2014, which is the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards are paid out.
     Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the six months ended June 30, 2010 at each of the three target levels of financial performance (excluding forfeiture assumptions):

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
     During the six months ended June 30, 2010, the Compensation Committee of the Company’s board of directors approved a modification of restricted stock unit awards granted to employees during 2008. The Compensation Committee also approved the cancellation and replacement of restricted stock unit awards granted to the Company’s top five executive officers during 2008. Both the modification and the cancellation and replacement were accounted for as modifications of share based awards. As a result of these modifications, the Company recorded incremental compensation expense of approximately $391 during the six months ended June 30, 2010, which represents the difference between the grant date fair value and the modification date fair value of these awards for the portion of the service period that has been satisfied. The service period for the modified awards did not change. The Company will record additional incremental compensation expense of $304 over the remaining service period.
     No restricted stock unit awards have vested. There were no forfeitures of restricted stock unit awards during the six months ended June 30, 2010. The Company recorded compensation expense of $1,120 related to these restricted stock unit awards during the six months ended June 30, 2010, including the aforementioned $391 related to the modification of the 2008 restricted stock unit awards. As of June 30, 2010, the Company had restricted stock units outstanding that represented a total of 883,943 hypothetical shares of common stock, net of actual cumulative forfeitures of 20,019 units, assuming the maximum IRR of at least 12.5% is achieved for all of the grants. As of June 30, 2010, the remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $6,622, which assumes the mid-point IRR level will be achieved for all of the restricted stock units outstanding. The weighted average period over which this remaining compensation expense will be recognized is approximately three years.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
11. Long-Term Debt Activity
     Senior Notes
     On June 29, 2009, Cinemark USA, Inc. issued $470,000 aggregate principal amount of 8.625% senior notes due 2019 with an original issue discount of $11,468, resulting in proceeds of approximately $458,532. The proceeds were primarily used to fund the repurchase of $402,459 aggregate principal amount at maturity of Cinemark, Inc.’s 9 3/4% senior discount notes discussed below. Interest is payable on June 15 and December 15 of each year beginning December 15, 2009. The senior notes mature on June 15, 2019. As of June 30, 2010, the carrying value of the senior notes was $459,278.
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
     Amendment and Extension of Senior Secured Credit Facility
     On March 2, 2010, the Company completed an amendment and extension to its existing senior secured credit facility to primarily extend the maturities of the facility and make certain other modifications. Approximately $924,375 of the Company’s then remaining outstanding $1,083,600 term loan debt was extended from an original maturity date of October 2013 to a maturity date of April 2016. The remaining term loan debt of $159,225 that was not extended matures on the original maturity date of October 2013. Payments on the extended amount are due in equal quarterly installments of $2,311 through March 31, 2016 with the remaining principal amount of $866,602 due April 30, 2016. Payments on the original amount that was not extended are due in equal quarterly installments of approximately $398 beginning March 31, 2010 through September 30, 2012 and increase to approximately $37,418 each calendar quarter from December 31, 2012 to June 30, 2013 with one final payment of approximately $42,593 at maturity on October 5, 2013. The amendment also imposed a 1.0% prepayment premium for one year on certain prepayments of the extended portion of the term loan debt. As of June 30, 2010, there was $1,078,182 outstanding under the term loan.
     The interest rate on the original term loan debt that was not extended accrues interest, at Cinemark USA, Inc.’s option, at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50% (the “base rate”), plus a margin that ranges from 0.50% to 0.75% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.50% to 1.75%, per annum. The margin of the original term loan debt is a function of the applicable corporate credit rating. The interest rate on the extended portion of the term loan debt accrues interest, at Cinemark USA, Inc.’s option at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a 2.25% margin per annum, or (B) a “eurodollar rate” plus a 3.25% margin per annum.
     In addition, the maturity date of $73,500 of Cinemark USA, Inc.’s $150,000 revolving credit line has been extended from October 2012 to March 2015. The maturity date of the remaining $76,500 of Cinemark USA, Inc.’s revolving credit line did not change and remains October 2012. As of June 30, 2010, the Company had no borrowings outstanding under the revolving credit line. The interest rate on the original revolving credit line accrues interest, at Cinemark USA, Inc.’s option, at: (A) a base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5 and (2) the federal funds effective rate from time to time

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
plus 0.50%, plus a margin that ranges from 0.50% to 1.00% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.50% to 2.00% per annum. The interest rate on the extended revolving credit line accrues interest, at Cinemark USA, Inc.’s option at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 1.75% to 2.0% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 2.75% to 3.0% per annum. The margin of the revolving credit line is a function of the consolidated net senior secured leverage ratio as defined in the credit agreement.
     The Company incurred debt issue costs of approximately $8,700 during the six months ended June 30, 2010 related to the amendment and extension of its senior secured credit facility. These costs will be amortized using the straight-line method over the remaining term of the facility.
     Fair Value of Long-Term Debt
     The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35. The carrying value of the Company’s long-term debt was $1,537,917 and $1,543,705 as of June 30, 2010 and December 31, 2009, respectively. The fair value of the Company’s long-term debt was $1,516,184 and $1,513,838 as of June 30, 2010 and December 31, 2009, respectively.
12. Interest Rate Swap Agreements
     The Company has two interest rate swap agreements, both of which qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on the Company’s condensed consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive loss and the ineffective portion reported in earnings. The evaluation technique used to determine fair value is the income approach and under this approach, the Company uses projected future interest rates as provided by counterparties to the interest rate swap agreements and the fixed rates that the Company is obligated to pay under these agreements. The Company’s measurements use significant unobservable inputs, which fall in Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35. There were no changes in valuation techniques during the period, no transfers in or out of Level 3 and no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to the interest rate swap agreements.
     As of June 30, 2010, the aggregate fair values of the two interest rate swap agreements was a liability of approximately $19,257 which has been recorded as a component of other long-term liabilities. A corresponding cumulative amount of $11,824, which is net of deferred taxes of $7,433, has been recorded as an increase in accumulated other comprehensive loss on the Company’s condensed consolidated balance sheet as of June 30, 2010. The interest rate swaps exhibited no ineffectiveness during the six months ended June 30, 2010.
     Below is a reconciliation of our interest rate swap values from January 1 to June 30:

	2010	2009
Beginning liability balance — January 1	$18,524	$24,781
Total (gain) loss included in accumulated other comprehensive loss	733	(5,786)

Ending liability balance — June 30	$19,257	$18,995

     The Company amortized approximately $2,317 to interest expense during each of the six months ended June 30, 2009 and 2010, related to a previously terminated interest rate swap agreement. The Company will amortize approximately $4,634 to interest expense for this terminated interest rate swap agreement over the next twelve months.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
13. Goodwill and Other Intangible Assets
     The Company’s goodwill was as follows:

	U.S.	International
	Operating	Operating
	Segment	Segment	Total
Balance at December 31, 2009 (1)	$948,026	$168,276	$1,116,302
Foreign currency translation adjustments	—	(1,959)	(1,959)

Balance at June 30, 2010 (1)	$948,026	$166,317	$1,114,343

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.
     The Company evaluates goodwill for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill might exceed its estimated fair value.
     The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. The Company considers the reporting unit to be each of its sixteen regions in the U.S. and each of its eight countries internationally (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are considered one reporting unit). Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds the estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluation performed during the fourth quarter of 2009. No events or changes in circumstances occurred during the six months ended June 30, 2010, that indicated that the carrying value of goodwill might exceed its estimated fair value.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Intangible assets consisted of the following:

	Balance at		Foreign Currency	Balance at
	December 31,		Translation	June 30,
	2009	Amortization	Adjustments & Other	2010
Intangible assets with finite lives:
Vendor contracts:
Gross carrying amount	$56,474	$—	$61	$56,535
Accumulated amortization	(29,870)	(1,634)	—	(31,504)

Net carrying amount	26,604	(1,634)	61	25,031

Other intangible assets:
Gross carrying amount	26,510	—	(1,896)	24,614
Accumulated amortization	(20,596)	(1,125)	726	(20,995)

Net carrying amount	5,914	(1,125)	(1,170)	3,619

Total net intangible assets with finite lives	32,518	(2,759)	(1,109)	28,650

Intangible assets with indefinite lives:
Tradename	310,480	—	80	310,560

Total intangible assets — net	$342,998	$(2,759)	$(1,029)	$339,210

     Estimated aggregate future amortization expense for intangible assets is as follows:

For the six months ended December 31, 2010	$2,643
For the twelve months ended December 31, 2011	5,158
For the twelve months ended December 31, 2012	5,002
For the twelve months ended December 31, 2013	4,256
For the twelve months ended December 31, 2014	3,710
Thereafter	7,881

Total	$28,650

14. Impairment of Long-Lived Assets
     The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.
     The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible assets carrying values, the age of a recently built theatre, competitive theatres in the marketplace, changes in foreign currency exchange rates, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. The estimated aggregate fair value of the long-lived assets impaired during the six months ended June 30, 2010 was approximately $5,504.
     Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the six months ended June 30, 2009 and 2010.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     The long-lived asset impairment charges recorded during this period are specific to theatres that were directly and individually impacted by increased competition, or adverse changes in market demographics.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
United States theatre properties	$2,494	$3,844	$2,841	$4,665
International theatre properties	1,063	86	1,063	233

Subtotal	$3,557	$3,930	$3,904	$4,898
Intangible assets	1,131	—	1,131	71

Impairment of long-lived assets	$4,688	$3,930	$5,035	$4,969

15. Foreign Currency Translation
     The accumulated other comprehensive loss account in stockholders’ equity of $7,459 and $10,370 at December 31, 2009 and June 30, 2010, respectively, includes the cumulative foreign currency adjustments of $16,070 and $11,299, respectively, from translating the financial statements of the Company’s international subsidiaries, and also includes the change in fair values of the Company’s interest rate swap agreements.
     In 2009 and 2010, all foreign countries where the Company has operations were deemed non-highly inflationary and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.
     On June 30, 2010, the exchange rate for the Brazilian real was 1.80 reais to the U.S. dollar (the exchange rate was 1.75 reais to the U.S. dollar at December 31, 2009). As a result, the effect of translating the June 30, 2010 Brazilian financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a decrease in stockholders’ equity of $5,724. At June 30, 2010, the total assets of the Company’s Brazilian subsidiaries were U.S. $274,317.
     On June 30, 2010, the exchange rate for the Mexican peso was 12.84 pesos to the U.S. dollar (the exchange rate was 13.04 pesos to the U.S. dollar at December 31, 2009). As a result, the effect of translating the June 30, 2010 Mexican financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in stockholders’ equity of $1,513. At June 30, 2010, the total assets of the Company’s Mexican subsidiaries were U.S. $127,081.
     On June 30, 2010, the exchange rate for the Chilean peso was 550.66 pesos to the U.S. dollar (the exchange rate was 519.30 pesos to the U.S. dollar at December 31, 2009). As a result, the effect of translating the June 30, 2010 Chilean financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a decrease in stockholders’ equity of $1,232. At June 30, 2010, the total assets of the Company’s Chilean subsidiaries were U.S. $31,559.
     The effect of translating the June 30, 2010 financial statements of the Company’s other international subsidiaries, with local currencies other than the U.S. dollar, is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in stockholders’ equity of $1,758.
     During June 2010, the Company’s ownership in its Colombian subsidiary increased from 50.1% to 100%, as a result of the Colombia Share Exchange. As part of this transaction, the Company recorded the amount of accumulated other comprehensive loss previously allocated to the noncontrolling interest of $1,086 to accumulated other comprehensive loss with an offsetting credit to additional paid-in-capital. See Note 4.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
16. Supplemental Cash Flow Information
The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Six Months Ended
	June 30,
	2010	2009
Cash paid for interest (1)	$47,788	$191,507
Cash paid for income taxes, net of refunds received	$56,429	$33,893

Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (2)	$97	$(7,118)
Theatre properties acquired under capital lease (3)	$2,191	$20,400
Change in fair market values of interest rate swap agreements, net of taxes	$(456)	$3,605
Investment in NCM — receipt of common units (see Note 7)	$30,683	$15,536
Investment in NCM — change of interest gain (see Note 7)	$271	$—
Equipment contributed to DCIP (see Note 8)	$18,090	$—
Dividends accrued on unvested restricted stock unit awards	$(162)	$(85)
Shares issued upon non-cash stock option exercises, at exercise price of $7.63 per share	$413	$—
Investment in Real D (see Note 9)	$6,521	$—
Issuance of shares as a result of Colombia Share Exchange (see Note 4)	$6,951	$—

(1)	Amount for six months ended June 30, 2009 includes $151,952 of interest paid as a result of the repurchase of approximately $402,459 aggregate principal amount of the Company’s 9 3/4% senior discount notes. The interest portion of the repurchase had accreted on the senior discount notes since issuance during 2004.

(2)	Additions to theatre properties and equipment included in accounts payable as of December 31, 2009 and June 30, 2010 were $7,823 and $7,919, respectively.

(3)	Amount recorded during the six months ended June 30, 2009 was a result of the acquisition of theatres in the U.S. as discussed in Note 6.
17. Segments
     The Company manages its international market and its U.S. market as separate reportable operating segments. The international segment consists of operations in Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. The U.S. segment includes U.S. and Canada operations. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenues, primarily screen advertising. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company does not report asset information by segment because that information is not used to evaluate the performance of or allocate resources between segments.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
U.S.	$410,964	$419,575	$799,579	$761,019
International	129,641	98,962	258,912	184,158
Eliminations	(1,236)	(1,029)	(2,491)	(1,869)

Total Revenues	$539,369	$517,508	$1,056,000	$943,308

Adjusted EBITDA
U.S.	$96,548	$100,576	$185,953	$182,295
International	28,568	20,216	60,944	36,485

Total Adjusted EBITDA	$125,116	$120,792	$246,897	$218,780

Capital Expenditures
U.S.	$23,508	$27,171	$36,008	$43,422
International	13,935	10,875	20,952	17,496

Total Capital Expenditures	$37,443	$38,046	$56,960	$60,918

     The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$40,759	$19,807	$77,470	$38,158
Add (deduct):
Income taxes	10,211	4,320	30,041	18,963
Interest expense (1)	28,605	25,649	54,615	51,113
Loss on early retirement of debt	—	26,795	—	26,795
Other (income) expense (2)	1,454	(994)	642	(2,287)
Depreciation and amortization	34,657	37,535	68,590	73,668
Amortization of favorable/unfavorable leases	258	346	416	669
Impairment of long-lived assets	4,688	3,930	5,035	4,969
Loss on sale of assets and other	1,191	1,186	4,358	1,458
Deferred lease expenses	914	1,034	1,697	2,121
Amortization of long-term prepaid rents	438	360	779	750
Share based awards compensation expense	1,941	824	3,254	2,403

Adjusted EBITDA	$125,116	$120,792	$246,897	$218,780

(1)	Includes amortization of debt issue costs.

(2)	Includes interest income, foreign currency exchange gain, and equity in loss of affiliates and excludes distributions from NCM. Distributions from NCM are reported entirely within the U.S. operating segment.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Financial Information About Geographic Areas
     The Company has operations in the U.S., Canada, Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala, which are reflected in the condensed consolidated financial statements. Below is a breakdown of selected financial information by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2010	2009	2010	2009
U.S. and Canada	$410,964	$419,575	$799,579	$761,019
Brazil	69,999	49,323	139,217	92,581
Mexico	17,715	15,311	35,097	29,528
Other foreign countries	41,927	34,328	84,598	62,049
Eliminations	(1,236)	(1,029)	(2,491)	(1,869)

Total	$539,369	$517,508	$1,056,000	$943,308

	June 30,	December 31,
Theatre Properties and Equipment-net	2010	2009
U.S. and Canada	$1,000,033	$1,040,395
Brazil	97,797	91,996
Mexico	37,938	39,371
Other foreign countries	48,486	47,826

Total	$1,184,254	$1,219,588

18. Related Party Transactions
     The Company leased one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”) on a month-to-month basis. Plitt Plaza is indirectly owned by Lee Roy Mitchell, the Company’s Chairman of the Board, who owns approximately 12% of the Company’s issued and outstanding shares of common stock. Annual rent is approximately $118 plus certain taxes, maintenance expenses and insurance. The Company recorded $59 and $30 of facility lease and other operating expenses payable to Plitt Plaza joint venture during the six months ended June 30, 2009 and 2010, respectively. The Company closed this theatre during March 2010. During the six months ended June 30, 2010, the Company recorded approximately $107 related to the termination of the lease, which is reflected in loss on sale of assets and other on the condensed consolidated statements of income.
     The Company manages one theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $49 and $50 of management fee revenues during the six months ended June 30, 2009 and 2010, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.
     The Company leases 21 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy, which owns approximately 2% of the Company’s issued and outstanding shares of common stock. Raymond Syufy is one of the Company’s directors and is an officer of the general partner of Syufy. Of these 22 leases, 18 have fixed minimum annual rent in an aggregate amount of approximately $21,029. The four leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. For the six months ended June 30, 2009 and 2010, the Company paid approximately $850 and $687, respectively, in percentage rent for these four leases.
19. Income Taxes
     During the six months ended June 30, 2010, the Company had a reduction in its liabilities for uncertain tax positions of approximately $14,115 due to settlements and closures of various tax years. These settlements and closures also resulted in a reduction in income tax expense of approximately $8,882 for the six months ended June 30, 2010.

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
21. Subsequent Event — Dividend Declaration
     On July 29, 2010, the Company’s board of directors declared a cash dividend in the amount of $0.18 per common share payable to stockholders of record on August 17, 2010. The dividend will be paid on September 1, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.
     We are a leader in the motion picture exhibition industry, with theatres in the U.S., Canada, Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. As of June 30, 2010, we managed our business under two reportable operating segments — U.S. markets and international markets, in accordance with FASB ASC Topic 280, Segment Reporting. See Note 17 to our condensed consolidated financial statements.
     We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing programs, pay phones, ATM machines and electronic video games located in some of our theatres. Our contracts with NCM have assisted us in expanding our offerings to advertisers and broadening ancillary revenue sources such as digital video monitor advertising, third party branding, and the use of theatres for alternative content events, such as concerts, sporting events, and other cultural events. Films driving the box office during the six months ended June 30, 2010 included the carryover of Avatar, which grossed over $450 million in U.S. box office revenues during the period and new releases such as Alice in Wonderland, How to Train Your Dragon, Clash of the Titans, Iron Man 2, Shrek Forever After, The Karate Kid, Toy Story 3 and The Twilight Saga: Eclipse, which was released on June 30, 2010. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. Films scheduled for release during the remainder of 2010 include The Last Airbender, Inception, Despicable Me, The Other Guys, Eat Pray Love, Little Fockers, Tron: Legacy, Tangled, Megamind, Yogi Bear, Chronicles of Narnia: The Voyage of the Dawn Treader and another installment of the Harry Potter franchise, among other films.
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
Recent Developments
     On July 29, 2010, our board of directors declared a cash dividend in the amount of $0.18 per common share payable to stockholders of record on August 17, 2010. The dividend will be paid on September 1, 2010.

Results of Operations
     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Operating data (in millions):
Revenues
Admissions	$353.1	$339.1	$696.1	$619.0
Concession	165.2	158.9	318.3	288.9
Other	21.1	19.5	41.6	35.4

Total revenues	$539.4	$517.5	$1,056.0	$943.3
Cost of operations
Film rentals and advertising	193.5	190.9	382.3	338.0
Concession supplies	24.5	24.0	46.9	43.7
Salaries and wages	56.3	52.0	108.8	96.4
Facility lease expense	62.0	59.2	124.7	114.9
Utilities and other	57.7	54.1	112.9	102.9
General and administrative expenses	25.0	23.7	50.5	45.5
Depreciation and amortization	34.9	37.9	69.0	74.3
Impairment of long-lived assets	4.6	3.9	5.0	5.0
Loss on sale of assets and other	1.2	1.2	4.4	1.5

Total cost of operations	$459.7	$446.9	$904.5	$822.2

Operating income	$79.7	$70.6	$151.5	$121.1

Operating data as a percentage of total revenues:
Revenues
Admissions	65.5%	65.5%	65.9%	65.6%
Concession	30.6%	30.7%	30.1%	30.6%
Other	3.9%	3.8%	4.0%	3.8%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of operations (1)
Film rentals and advertising	54.8%	56.3%	54.9%	54.6%
Concession supplies	14.8%	15.1%	14.7%	15.1%
Salaries and wages	10.4%	10.0%	10.3%	10.2%
Facility lease expense	11.5%	11.4%	11.8%	12.2%
Utilities and other	10.7%	10.5%	10.7%	10.9%
General and administrative expenses	4.6%	4.6%	4.8%	4.8%
Depreciation and amortization	6.5%	7.3%	6.5%	7.9%
Impairment of long-lived assets	0.9%	0.8%	0.5%	0.5%
Loss on sale of assets and other	0.2%	0.2%	0.4%	0.2%
Total cost of operations	85.2%	86.4%	85.7%	87.2%
Operating income	14.8%	13.6%	14.3%	12.8%

Average screen count (month end average)	4,897	4,862	4,895	4,826

Revenues per average screen (dollars)	$110,154	$106,450	$215,730	$195,452

(1)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended June 30, 2010 and 2009
     Revenues. Total revenues increased $21.9 million to $539.4 million for the three months ended June 30, 2010 (“second quarter of 2010”) from $517.5 million for the three months ended June 30, 2009 (“second quarter of 2009”), representing a 4.2% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

				International Operating
	U.S. Operating Segment			Segment			Consolidated
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30,			June 30,			June 30,
			%			%			%
	2010	2009	Change	2010	2009	Change	2010	2009	Change
Admissions revenues (1)	$269.2	$276.2	(2.5)%	$83.9	$62.9	33.4%	$353.1	$339.1	4.1%
Concession revenues (1)	$129.6	$131.2	(1.2)%	$35.6	$27.7	28.5%	$165.2	$158.9	4.0%
Other revenues (1) (2)	$11.0	$11.1	(0.9)%	$10.1	$8.4	20.2%	$21.1	$19.5	8.2%
Total revenues (1) (2)	$409.8	$418.5	(2.1)%	$129.6	$99.0	30.9%	$539.4	$517.5	4.2%
Attendance (1)	41.6	43.9	(5.2)%	18.6	17.2	8.1%	$60.2	61.1	(1.5)%
Revenues per average screen (2)	$107,077	$109,438	(2.2)%	$121,159	$95,431	27.0%	$110,154	$106,450	3.5%

(1)	Amounts in millions.

(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 17 of our condensed consolidated financial statements.
•	Consolidated. The increase in admissions revenues of $14.0 million was primarily attributable to a 5.8% increase in average ticket price from $5.55 for the second quarter of 2009 to $5.87 for the second quarter of 2010, partially offset by a 1.5% decrease in attendance. The increase in concession revenues of $6.3 million was primarily attributable to a 5.4% increase in concession revenues per patron from $2.60 for the second quarter of 2009 to $2.74 for the second quarter of 2010, partially offset by the 1.5% decrease in attendance. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases and the favorable impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to price increases and the favorable impact of exchange rates in certain countries in which we operate. The 8.2% increase in other revenues was primarily due to increases in ancillary revenue and the favorable impact of exchange rates in certain countries in which we operate.

•	U.S. The decrease in admissions revenues of $7.0 million was primarily attributable to a 5.2% decrease in attendance, partially offset by a 2.9% increase in average ticket price from $6.29 for the second quarter of 2009 to $6.47 for the second quarter of 2010. The decrease in concession revenues of $1.6 million was primarily attributable to the 5.2% decrease in attendance, partially offset by a 4.3% increase in concession revenues per patron from $2.99 for the second quarter of 2009 to $3.12 for the second quarter of 2010. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases and the increase in concession revenues per patron was primarily due to price increases.

•	International. The increase in admissions revenues of $21.0 million was primarily attributable to an 8.1% increase in attendance and a 23.2% increase in average ticket price from $3.66 for the second quarter of 2009 to $4.51 for the second quarter of 2010. The increase in concession revenues of $7.9 million was primarily attributable to the 8.1% increase in attendance and an 18.6% increase in concession revenues per patron from $1.61 for the second quarter of 2009 to $1.91 for the second quarter of 2010. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases and the favorable impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to price increases and the favorable impact of exchange rates in certain countries in which we operate. The 20.2% increase in other revenues was primarily due to increases in ancillary revenue and the favorable impact of exchange rates in certain countries in which we operate.

     Cost of Operations. The table below summarizes certain of our theatre operating costs by reportable operating segment (in millions).

			International Operating
	U.S. Operating Segment		Segment		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010	2009
Film rentals and advertising	$150.7	$158.8	$42.8	$32.1	$193.5	$190.9
Concession supplies	15.6	17.2	8.9	6.8	24.5	24.0
Salaries and wages	44.7	43.8	11.6	8.2	56.3	52.0
Facility lease expense	45.1	45.1	16.9	14.1	62.0	59.2
Utilities and other	40.5	40.7	17.2	13.4	57.7	54.1
•	Consolidated. Film rentals and advertising costs were $193.5 million, or 54.8% of admissions revenues, for the second quarter of 2010 compared to $190.9 million, or 56.3% of admissions revenues, for the second quarter of 2009. The decrease in the film rentals and advertising rate was primarily due to favorable film rental rates on certain films in the U.S. segment in the second quarter of 2010. Concession supplies expense was $24.5 million, or 14.8% of concession revenues, for the second quarter of 2010 compared to $24.0 million, or 15.1% of concession revenues, for the second quarter of 2009. The decrease in the concession supplies rate was primarily due to favorable inventory procurement costs and the successful implementation of price increases in the U.S. segment.

Salaries and wages increased to $56.3 million for the second quarter of 2010 from $52.0 million for the second quarter of 2009 primarily due to increased minimum wages in both our U.S. and international segments, increased staffing levels to support the 8.1% increase in attendance in our international segment and the impact of exchange rates in certain countries in which we operate. Facility lease expense increased to $62.0 million for the second quarter of 2010 from $59.2 million for the second quarter of 2009 primarily due to increased percentage rent in our international segment and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $57.7 million for the second quarter of 2010 from $54.1 million for the second quarter of 2009 primarily due to increased 3-D equipment rental fees and the impact of exchange rates in certain countries in which we operate.

•	U.S. Film rentals and advertising costs were $150.7 million, or 56.0% of admissions revenues, for the second quarter of 2010 compared to $158.8 million, or 57.5% of admissions revenues, for the second quarter of 2009. The decrease in film rentals and advertising costs of $8.1 million is due to a $7.0 million decrease in admissions revenues, which contributed $4.1 million and a decrease in our film rentals and advertising rate, which contributed $4.0 million. The decrease in the film rentals and advertising rate was primarily due to favorable film rental rates on certain films in the second quarter of 2010. Concession supplies expense was $15.6 million, or 12.0% of concession revenues, for the second quarter of 2010 compared to $17.2 million, or 13.1% of concession revenues, for the second quarter of 2009. The decrease in concession supplies expense is primarily due to a decrease in the concession supplies rate due to favorable inventory procurement costs and the successful implementation of price increases.

Salaries and wages increased to $44.7 million for the second quarter of 2010 from $43.8 million for the second quarter of 2009 primarily due to increased minimum wages, partially offset by reduced staffing levels due to the 5.2% decrease in attendance. Facility lease expense remained constant at $45.1 million for the second quarter of 2009 and 2010. Utilities and other costs decreased to $40.5 million for the second quarter of 2010 from $40.7 million for the second quarter of 2009 primarily due to decreased repairs and maintenance expense and decreased theatre supplies expense, partially offset by increased 3-D equipment rental fees.

•	International. Film rentals and advertising costs were $42.8 million for the second quarter of 2010 compared to $32.1 million for the second quarter of 2009, or 51.0% of admissions revenues for each period. The increase in film rentals and advertising costs of $10.7 million was primarily due to a $21.0 million increase in admissions revenues. Concession supplies expense was $8.9 million, or 25.0% of concession revenues, for the second quarter of 2010 compared to $6.8 million, or 24.5% of concession revenues, for the second quarter of 2009. The increase in concession supplies expense of $2.1 million was primarily due to a $7.9 million increase in concession revenues.

Salaries and wages increased to $11.6 million for the second quarter of 2010 from $8.2 million for the second quarter of 2009 primarily due to increased staffing levels to support the 8.1% increase in attendance, increased minimum wages and the impact of exchange rates in certain countries in which we operate. Facility lease expense increased to $16.9 million for the second quarter of 2010 from $14.1 million for the second quarter of 2009 primarily due to increased percentage rent and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $17.2 million for the second quarter of 2010 from $13.4 million for the second quarter of 2009 primarily due to increased 3-D equipment rental fees and the impact of exchange rates in certain countries in which we operate.
     General and Administrative Expenses. General and administrative expenses increased to $25.0 million for the second quarter of 2010 from $23.7 million for the second quarter of 2009. The increase was primarily due to increased salaries and incentive compensation expense, increased professional fees and increased service charges related to increased credit card activity and the impact of exchange rates in certain countries in which we operate.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable /unfavorable leases, was $34.9 million for the second quarter of 2010 compared to $37.9 million for the second quarter of 2009. The decrease was primarily related to a reduction in the depreciable basis of certain of our U.S. assets due to a significant amount of the equipment acquired in the Century Acquisition becoming fully depreciated during the fourth quarter of 2009, partially offset by the impact of accelerated depreciation taken on our domestic 35 millimeter projection systems that will be replaced with digital projection systems. We recorded approximately $2.4 million of depreciation expense related to these 35 millimeter projection systems during the second quarter of 2010.
     Impairment of Long-Lived Asset. We recorded asset impairment charges on assets held and used of $4.6 million for the second quarter of 2010 compared to $3.9 million for the second quarter of 2009. Impairment charges for the second quarter of 2010 consisted of $3.5 million of theatre properties, impacting ten of our twenty-four reporting units, and $1.1 million of intangible assets associated with Mexico theatre properties. Impairment charges for the second quarter of 2009 consisted of $3.9 million of theatre properties, impacting nine of our twenty-four reporting units. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, or adverse changes in market demographics. See Notes 13 and 14 to our condensed consolidated financial statements.
     Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $1.2 million during the second quarter of 2010 and the second quarter of 2009.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $28.6 million for the second quarter of 2010 compared to $25.6 million for the second quarter of 2009. The increase was primarily due to increases in interest rates on our variable rate debt related to the amendment and extension of our senior secured credit facility.
     Interest Income. We recorded interest income of $1.4 million during the second quarter of 2010 compared to $0.9 million during the second quarter of 2009. The increase was primarily due to an increase in our cash investments.
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
     Distributions from NCM. We recorded distributions from NCM of $1.3 million during the second quarter of 2010 and $5.0 million during the second quarter of 2009, which were in excess of the carrying value of our investment. See Note 7 to our condensed consolidated financial statements.
     Income Taxes. Income tax expense of $10.2 million was recorded for the second quarter of 2010 compared to $4.3 million for the second quarter of 2009. The effective tax rate was 20.0% for the second quarter of 2010 compared to 17.9% for the second quarter of 2009. Income tax expense for the second quarter of 2010 includes the impact of the reduction of our liabilities for uncertain tax positions due to settlements and closures of various tax years, which resulted in a benefit of approximately $8.0 million. Income tax expense for the second quarter of 2009 includes the impact of two discrete items, including an adjustment to our deferred tax liability and an increase to our foreign unrecognized tax benefits in accordance with FIN 48. The net impact of these two items on income tax expense for the second quarter of 2009 was a benefit of approximately $4.9 million. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Six months ended June 30, 2010 and 2009
     Revenues. Total revenues increased $112.7 million to $1,056.0 million for the six months ended June 30, 2010 (“the 2010 period”) from $943.3 million for the six months ended June 30, 2009 (“the 2009 period”), representing an 11.9% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
			%			%			%
	2010	2009	Change	2010	2009	Change	2010	2009	Change
Admissions revenues (1)	$528.5	$501.7	5.3%	$167.6	$117.3	42.9%	$696.1	$619.0	12.5%
Concession revenues (1)	$248.1	$237.2	4.6%	$70.2	$51.7	35.8%	$318.3	$288.9	10.2%
Other revenues (1) (2)	$20.5	$20.2	1.5%	$21.1	$15.2	38.8%	$41.6	$35.4	17.5%
Total revenues (1) (2)	$797.1	$759.1	5.0%	$258.9	$184.2	40.6%	$1,056.0	$943.3	11.9%
Attendance (1)	81.2	81.2	0.0%	37.5	34.0	10.3%	118.7	115.2	3.0%
Revenues per average screen (2)	$208,272	$200,379	3.9%	$242,459	$177,636	36.5%	$215,730	$195,452	10.4%

(1)	Amounts in millions.

(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 17 of our condensed consolidated financial statements.
•	Consolidated. The increase in admissions revenues of $77.1 million was primarily attributable to a 3.0% increase in attendance and a 9.1% increase in average ticket price from $5.37 for the 2009 period to $5.86 for the 2010 period. The increase in concession revenues of $29.4 million was primarily attributable to the 3.0% increase in attendance and a 6.8% increase in concession revenues per patron from $2.51 for the 2009 period to $2.68 for the 2010 period. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases and the favorable impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to price increases and the favorable impact of exchange rates in certain countries in which we operate. The 17.5% increase in other revenues was primarily due to increases in ancillary revenue and the favorable impact of exchange rates in certain countries in which we operate.

•	U.S. The increase in admissions revenues of $26.8 million was primarily attributable to a 5.3% increase in average ticket price from $6.18 for the 2009 period to $6.51 for the 2010 period. The increase in concession revenues of $10.9 million was primarily attributable to a 4.8% increase in concession revenues per patron from $2.92 for the 2009 period to $3.06 for the 2010 period. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases and the increase in concession revenues per patron was primarily due to price increases.

•	International. The increase in admissions revenues of $50.3 million was primarily attributable to a 10.3% increase in attendance and a 29.6% increase in average ticket price from $3.45 for the 2009 period to $4.47 for the 2010 period. The increase in concession revenues of $18.5 million was primarily attributable to the 10.3% increase in attendance and a 23.0% increase in concession revenues per patron from $1.52 for the 2009 period to $1.87 for the 2010 period. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases and the favorable impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to price increases and the favorable impact of exchange rates in certain countries in which we operate. The increase in other revenues of $5.9 million was primarily due to increases in ancillary revenue and the favorable impact of exchange rates in certain countries in which we operate.

     Cost of Operations. The table below summarizes certain of our year-over-year theatre operating costs by reportable operating segment (in millions).

			International Operating
	U.S. Operating Segment		Segment		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010	2009
Film rentals and advertising	$299.2	$278.8	$83.1	$59.2	$382.3	$338.0
Concession supplies	29.5	30.6	17.4	13.1	46.9	43.7
Salaries and wages	87.1	81.1	21.7	15.3	108.8	96.4
Facility lease expense	90.8	87.7	33.9	27.2	124.7	114.9
Utilities and other	80.1	77.6	32.8	25.3	112.9	102.9
•	Consolidated. Film rentals and advertising costs were $382.3 million, or 54.9% of admissions revenues, for the 2010 period compared to $338.0 million, or 54.6% of admissions revenues, for the 2009 period. The increase in film rentals and advertising costs of $44.3 million was due to a $77.1 million increase in admissions revenues, which contributed $42.1 million, and an increase in our film rentals and advertising rate, which contributed $2.2 million. The increase in the film rentals and advertising rate was primarily due to higher film rental rates in the U.S. segment due to the increase in the number of blockbuster films released, including the carryover of Avatar, which generally have higher film rental rates. Concession supplies expense was $46.9 million, or 14.7% of concession revenues, for the 2010 period, compared to $43.7 million, or 15.1% of concession revenues, for the 2009 period. The decrease in the concession supplies rate was primarily due to favorable inventory procurement costs and the successful implementation of price increases in the U.S. segment.

Salaries and wages increased to $108.8 million for the 2010 period from $96.4 million for the 2009 period primarily due to new theatres, increased minimum wages in both our U.S. and international segments, increased staffing levels to support the 10.3% increase in attendance in our international segment and the impact of exchange rates in certain countries in which we operate. Facility lease expense increased to $124.7 million for the 2010 period from $114.9 million for the 2009 period primarily due to new theatres, increased percentage rent and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $112.9 million for the 2010 period from $102.9 million for the 2009 period primarily due to new theatres, increased 3-D equipment rental fees and the impact of exchange rates in certain countries in which we operate.

•	U.S. Film rentals and advertising costs were $299.2 million, or 56.6% of admissions revenues for the 2010 period compared to $278.8 million, or 55.6% of admissions revenues, for the 2009 period. The increase in film rentals and advertising costs of $20.4 million is due to a $26.8 million increase in admissions revenues, which contributed $14.9 million and an increase in our film rentals and advertising rate, which contributed $5.5 million. The increase in the film rentals and advertising rate was primarily due to the increase in the number of blockbuster films released, including the carryover of Avatar, which generally have higher film rental rates. Concession supplies expense was $29.5 million, or 11.9% of concession revenues, for the 2010 period, compared to $30.6 million, or 12.9% of concession revenues, for the 2009 period. The decrease in concession supplies expense is primarily due to a decrease in the concession supplies rate due to favorable inventory procurement costs and the successful implementation of price increases.

Salaries and wages increased to $87.1 million for the 2010 period from $81.1 million for the 2009 period primarily due to new theatres and increased minimum wages. Facility lease expense increased to $90.8 million for the 2010 period from $87.7 million for the 2009 period primarily due to new theatres and increased percentage rent. Utilities and other costs increased to $80.1 million for the 2010 period from $77.6 million for the 2009 period primarily due to new theatres and increased 3-D equipment rental fees.

•	International. Film rentals and advertising costs were $83.1 million, or 49.6% of admissions revenues, for the 2010 period compared to $59.2 million, or 50.5% of admissions revenues, for the 2009 period. The increase in film rentals and advertising costs was primarily due to a $50.3 million increase in admissions revenues, partially offset by a lower film rentals and advertising rate. Concession supplies expense was $17.4 million, or 24.8% of concession revenues, for the 2010 period compared to $13.1 million, or 25.3% of concession revenues, for the 2009 period. The increase in concession supplies expense of $4.3 million was primarily due to an $18.5 million increase in concession revenues, partially offset by a lower concession supplies rate.

Salaries and wages increased to $21.7 million for the 2010 period from $15.3 million for the 2009 period primarily due to new theatres, increased staffing levels to support the 10.3% increase in attendance, increased minimum wages and the impact of exchange rates in certain countries in which we operate. Facility lease expense increased to $33.9 million for the 2010 period from $27.2 million for the 2009 period primarily due to new theatres, increased percentage rent and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $32.8 million for the 2010 period from $25.3 million for the 2009 period primarily due to new theatres, increased 3-D equipment rental fees and the impact of exchange rates in certain countries in which we operate.
     General and Administrative Expenses. General and administrative expenses increased to $50.5 million for the 2010 period from $45.5 million for the 2009 period. The increase was primarily due to increased salaries and incentive compensation expense, increased professional fees and increased service charges related to increased credit card activity and the impact of exchange rates in certain countries in which we operate.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable/unfavorable leases, was $69.0 million for the 2010 period compared to $74.3 million for the 2009 period. The decrease was primarily related to a reduction in the depreciable basis of certain of our U.S. assets due to a significant amount of the equipment acquired in the Century Acquisition becoming fully depreciated during the fourth quarter of 2009, partially offset by the impact of accelerated depreciation taken on our domestic 35 millimeter projection systems that will be replaced with digital projection systems. We recorded approximately $3.7 million of depreciation expense related to these 35 millimeter projection systems during the 2010 period.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $5.0 million for the 2010 period compared to $5.0 million for the 2009 period. Impairment charges for the 2010 period consisted of $3.9 million of theatre properties, impacting fifteen of our twenty-four reporting units, and $1.1 million of intangible assets associated with Mexico theatre properties. Impairment charges for the 2009 period consisted of $4.9 million of theatre properties, impacting twelve of our twenty-four reporting units, and $0.1 million of intangible assets associated with Mexico theatre properties. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, or adverse changes in market demographics. See Notes 13 and 14 to our condensed consolidated financial statements.
     Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $4.4 million during the 2010 period compared to $1.5 million during the 2009 period. The loss recorded during the 2010 period included $1.7 million that was recorded upon the contribution of digital projection systems to DCIP and an additional $0.3 million recorded upon the subsequent sale of digital projection systems to DCIP. See Note 8 to the condensed consolidated financial statements.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $54.6 million for the 2010 period compared to $51.1 million for the 2009 period. The increase was primarily due to increases in interest rates on our variable rate debt related to the amendment and extension of our senior secured credit facility.
     Interest Income. We recorded interest income of $2.4 million during the 2010 period compared to $2.8 million during the 2009 period. The decrease in interest income was primarily due to lower interest rates earned on our cash investments.
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
     Distributions from NCM. We recorded distributions from NCM of $11.3 million during the 2010 period and $11.6 million during the 2009 period, which were in excess of the carrying value of our investment. See Note 7 to our condensed consolidated financial statements.
     Income Taxes. Income tax expense of $30.0 million was recorded for the 2010 period compared to $19.0 million for the 2009 period. The effective tax rate was 27.9% for the 2010 period compared to 33.2% for the 2009 period. Income tax expense for the 2010 period includes the impact of certain discrete non-recurring items and the reduction of our liabilities for uncertain tax positions due to settlements and closures of various tax years, which resulted in a benefit of approximately $8.9 million. Income tax expense for the 2009 period includes the impact of two discrete items, including an adjustment to our deferred tax liability and an increase to our foreign unrecognized tax benefits in accordance with FIN 48. The net impact of the two items on income tax expense for the 2009 period was a benefit of approximately $4.9 million. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.
Liquidity and Capital Resources
     Operating Activities
     We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, a majority of our theatres provide the patron a choice of using a credit card, in place of cash, which we convert to cash over a range from one to six days. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities was $108.1 million for the six months ended June 30, 2010 compared to cash used for operating activities of $10.7 million for the six months ended June 30, 2009. Cash used for operating activities for the six months ended June 30, 2009 included the repurchase of approximately $402.5 million of our 9 3/4% senior discount notes, which included payment of $152.0 million of interest that had accreted on the senior discount notes since issuance during 2004. The principal portion of the repurchase is reflected as a financing activity.
     Investing Activities
     Our investing activities have been principally related to the development and acquisition of additional theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $55.5 million for the six months ended June 30, 2010 compared to $110.7 million for the six months ended June 30, 2009. Cash used for investing activities for the six months ended June 30, 2009 included $49.0 million related to the acquisition of theatres in the U.S. See Note 6 to the condensed consolidated financial statements.
     Capital expenditures for the six months ended June 30, 2010 and 2009 were as follows (in millions):

	New	Existing
Period	Theatres	Theatres	Total
Six Months Ended June 30, 2010	$18.6	$38.4	$57.0
Six Months Ended June 30, 2009	$24.0	$36.9	$60.9
     We continue to expand our U.S. theatre circuit. We built one theatre and 13 screens, assumed operation of one theatre with eight screens, and closed two theatres with 13 screens during the six months ended June 30, 2010, bringing our total domestic screen count to 3,838. At June 30, 2010, we had signed commitments to open four new theatres with 51 screens in domestic markets during the remainder of 2010 and open six new theatres with 85 screens subsequent to 2010. We estimate the remaining capital expenditures for the development of these 136 domestic screens will be approximately $54 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
     We also continue to expand our international theatre circuit. We built three theatres with 20 screens and closed two theatres and 17 screens during the six months ended June 30, 2010, bringing our total international screen count to 1,069. At June 30, 2010, we had signed commitments to open six new theatres with 46 screens in international markets during the remainder of 2010 and open six new theatres with 41 screens subsequent to 2010. We estimate the remaining capital expenditures for the development of these 87 international screens will be approximately $55 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
     We plan to fund capital expenditures for our continued development with cash flow from operations, borrowings under our senior secured credit facility, from debt issuances, proceeds from sale leaseback transactions and/or sales of excess real estate.

     Financing Activities
     Cash used for financing activities was $53.7 million for the six months ended June 30, 2010 compared to cash provided by financing activities of $146.6 million for the six months ended June 30, 2009. Cash provided by financing activities for the six months ended June 30, 2009 included the net proceeds of $458.5 million from the issuance of our $470 million 8.625% senior notes, partially offset by the repurchase of approximately $402.5 million of our 9 3/4% senior discount notes, the aggregate principal portion of which was $250.5 million. The interest portion of the repurchase is reflected as an operating activity.
     On February 13, 2010, our board of directors declared a cash dividend for the fourth quarter of 2009 in the amount of $0.18 per share of common stock payable to stockholders of record on March 5, 2010. The dividend was paid on March 19, 2010 in the total amount of approximately $20.0 million. On May 13, 2010, our board of directors declared a cash dividend for the first quarter of 2010 in the amount of $0.18 per share of common stock payable to stockholders of record on June 4, 2010. The dividend was paid on June 18, 2010 in the total amount of approximately $20.2 million.
     We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Cinemark, USA, Inc. term loan	$1,078.2	$1,083.6
Cinemark USA, Inc. 8 ⅝% senior notes due 2019 (1)	459.3	458.9
Cinemark USA, Inc. 9% senior subordinated notes due 2013	0.2	0.2
Other long-term debt	0.2	1.0

Total long-term debt	1,537.9	1,543.7
Less current portion	11.1	12.2

Long-term debt, less current portion	$1,526.8	$1,531.5

(1)	Includes the $470.0 million aggregate principal amount of the 8.625% senior notes before the original issue discount, which was $10.7 million as of June 30, 2010.
     As of June 30, 2010, we had borrowings of $1,078.2 million outstanding on the term loan under our senior secured credit facility, $459.3 million accreted principal amount outstanding under our 8.625% senior discount notes and approximately $0.2 million aggregate principal amount outstanding under the 9% senior subordinated notes, respectively. We had $150.0 million in available borrowing capacity on our revolving credit line.
     As of June 30, 2010, our long-term debt obligations, scheduled interest payments on long-term debt, future minimum lease obligations under non-cancelable operating and capital leases, scheduled interest payments under capital leases and other obligations for each period indicated are summarized as follows:

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1 - 3 Years	4 - 5 Years	5 Years
Long-term debt (1)	$1,548.6	$11.1	$132.9	$61.1	$1,343.5
Scheduled interest payments on long-term debt (2)	581.7	88.0	173.1	143.8	176.8
Operating lease obligations	1,781.5	187.8	370.1	352.8	870.8
Capital lease obligations	139.0	7.3	16.4	20.9	94.4
Scheduled interest payments on capital leases	102.0	13.8	25.4	21.6	41.2
Employment agreements	11.1	3.7	7.4	—	—
Purchase commitments (3)	120.1	43.9	75.8	0.3	0.1
Current liability for uncertain tax positions (4)	2.7	2.7	—	—	—

Total obligations	$4,286.7	$358.3	$801.1	$600.5	$2,526.8

(1)	Includes the 8.625% senior notes in the aggregate principal amount of $470.0 million, excluding the discount of $10.7 million.

(2)	Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates in effect on June 30, 2010. The average interest rates on our fixed rate and variable rate debt were 8.1% and 3.3%, respectively, as of June 30, 2010.

(3)	Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of June 30, 2010.

(4)	The contractual obligations table excludes the long-term portion of our liability for uncertain tax positions of $15.8 million because we cannot make a reliable estimate of the timing of the related cash payments.

     Senior Secured Credit Facility
     On October 5, 2006, in connection with the Century Acquisition, Cinemark USA, Inc. entered into a senior secured credit facility that provided for a $1.12 billion term loan and a $150 million revolving credit line. On March 2, 2010, Cinemark USA, Inc. completed an amendment and extension to the senior secured credit facility to primarily extend the maturities of the facility and make certain other modifications. Approximately $924.4 million of Cinemark USA, Inc.’s then remaining outstanding $1,083.6 million term loan debt was extended from an original maturity date of October 2013 to a maturity date of April 2016. The remaining term loan debt of $159.2 million that was not extended matures on the original maturity date of October 2013. Payments on the extended amount are due in equal quarterly installments of approximately $2.3 million beginning March 31, 2010 through March 31, 2016 with the remaining principal amount of approximately $866.6 million due April 30, 2016. Payments on the original amount that was not extended are due in equal quarterly installments of approximately $0.4 million beginning March 31, 2010 through September 30, 2012 and increase to $37.4 million each calendar quarter from December 31, 2012 to June 30, 2013, with one final payment of approximately $42.6 million due at maturity on October 5, 2013. The amendment also imposed a 1.0% prepayment premium for one year on certain prepayments of the extended portion of the term loan debt.
     The interest rate on the original term loan debt that was not extended accrues interest, at Cinemark USA, Inc.’s option, at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50% (the “base rate”), plus a margin that ranges from 0.50% to 0.75% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.50% to 1.75%, per annum. The margin of the original term loan debt is a function of the applicable corporate credit rating. The interest rate on the extended portion of the term loan debt accrues interest, at Cinemark USA, Inc.’s option at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a 2.25% margin per annum, or (B) a “eurodollar rate” plus a 3.25% margin per annum.
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
     At June 30, 2010, there was $1,078.2 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $150.0 million in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the senior secured credit facility at June 30, 2010 was 4.4% per annum.
     See discussion of interest rate swap agreements under Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Cinemark USA, Inc. 8 ⅝% Senior Notes
     On June 29, 2009, Cinemark USA, Inc. issued $470.0 million aggregate principal amount of 8.625% senior notes due 2019 with an original issue discount of approximately $11.5 million, resulting in proceeds of approximately $458.5 million. The proceeds were primarily used to fund the repurchase of $402.5 million aggregate principal amount at maturity of Cinemark, Inc.’s 9 3/4% senior discount notes. Interest is payable on June 15 and December 15 of each year beginning on December 15, 2009. The senior notes mature on June 15, 2019. As of June 30, 2010, the carrying value of the senior notes was approximately $459.3 million.
     The indenture to the senior notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) consummate specified asset sales, (2) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (3) incur additional indebtedness and issue preferred stock, (4) enter into transactions with affiliates, (5) enter new lines of business, (6) merge or consolidate with, or sell all or substantially all of its assets to another person and (7) create liens. Upon a change of control of Cinemark Holdings, Inc. or Cinemark USA, Inc., Cinemark USA, Inc. would be required to make an offer to repurchase the senior notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest through the date of repurchase. Certain asset dispositions are considered triggering events that may require Cinemark USA, Inc. to use the proceeds from those asset dispositions to make an offer to purchase the notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase if such proceeds are not otherwise used within 365 days as described in the indenture. The indenture governing the senior notes allows Cinemark USA, Inc. to incur additional indebtedness if we satisfy the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1and our actual ratio as of June 30, 2010 was 5.2 to 1.
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
     As of June 30, 2010, Cinemark USA, Inc. had outstanding approximately $0.2 million aggregate principal amount of 9% senior subordinated notes. Cinemark USA, Inc. may redeem the remaining 9% senior subordinated notes at its option at any time.
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
Interest Rate Risk
     We are currently party to variable rate debt facilities. An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt facilities. At June 30, 2010, there was an aggregate of approximately $778.4 million of variable rate debt outstanding under these facilities, which excludes $300.0 million of Cinemark USA, Inc.’s term loan debt that is hedged with the Company’s interest rate swap agreements as discussed below. Based on the interest rates in effect on the variable rate debt outstanding at June 30, 2010, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $7.8 million.
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
     The table below provides information about our fixed rate and variable rate long-term debt agreements as of June 30, 2010:

	Expected Maturity for the Twelve-Month Periods Ending June 30,
	(in millions)
									Average Interest
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value	Rate
Fixed rate (1)(2)	$—	$—	$0.2	$—	$—	$770.0	$770.2	$752.9	8.1%
Variable rate	11.1	10.8	121.9	51.9	9.2	573.5	778.4	763.3	3.3%

Total debt	$11.1	$10.8	$122.1	$51.9	$9.2	$1,343.5	$1,548.6	$1,516.2

(1)	Includes $300.0 million of the Cinemark USA, Inc. term loan, which represents the debt hedged with the Company’s interest rate swap agreements.

(2)	Includes the 8.625% senior notes in the aggregate principal amount of $470.0 million, excluding the discount of $10.7 million.
Foreign Currency Exchange Rate Risk
     We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and construction interior finish items and other operating supplies used by our international subsidiaries. A majority of the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. Generally accepted accounting principles in the U.S. (“U.S. GAAP”) require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our equity ownership in our international subsidiaries as of June 30, 2010, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed would decrease the aggregate net book value of our investments in our international subsidiaries by approximately $41 million and would decrease the aggregate net income of our international subsidiaries by approximately $3 million.

Item 4.	Controls and Procedures
Evaluation of the Effectiveness of Disclosure Controls and Procedures
     As of June 30, 2010, we carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Controls Over Financial Reporting
     There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
Previously reported under “Business — Legal Proceedings” in the Company’s Annual Report on Form 10-K filed March 10, 2010.

Item 1A.	Risk Factors
     There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Company’s Annual Report on Form 10-K filed March 10, 2010.

Item 2.	Unregistered Sales of Equity Securities
     On June 14, 2010, the Company issued 1,112,723 shares of its common stock to the Colombian Partners pursuant to the Exchange Option Agreement between the Company and the Colombian Partners. Under this option, which was contingent upon completion of an initial public offering of common stock by the Company, the Colombian Partners were entitled to exchange their shares in Cinemark Colombia S.A. for shares of the Company’s common stock. The number of shares to be exchanged was determined based on the Company’s equity value and the equity value of the Colombian Partner’s interest in Cinemark Colombia S.A., both of which are defined in the Exchange Option Agreement. The issuance of the shares of the Company’s common stock under the Exchange Option Agreement was made by the Company in reliance on the exemption from registration provided pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

DATE: August 5, 2010	CINEMARK HOLDINGS, INC. Registrant
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