Form 10-K
period 2010-12-31
Cinemark Holdings, Inc.
filed 2011-03-01
CIK 1385280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
                                                         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity owned by non-affiliates of the registrant on June 30, 2010, computed by reference to the closing price for the registrant’s common stock on the New York Stock Exchange on such date was $814,952,327 (61,973,561 shares at a closing price per share of $13.15).

As of February 25, 2011, 113,780,799 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2011 Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2010, are incorporated by reference into Part III, Items 10-14, of this annual report on Form 10-K.

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

Certain Definitions

Unless the context otherwise requires, all references to “we,” “our,” “us,” the “issuer” or “Cinemark” relate to Cinemark Holdings, Inc. and its consolidated subsidiaries. Unless otherwise specified, all operating and other statistical data for the U.S. include one theatre in Canada (that was sold during November 2010). All references to Latin America are to Brazil, Mexico, Chile, Colombia, Argentina, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. Unless otherwise specified, all operating and other statistical data are as of and for the year ended December 31, 2010.

PART I

Item 1.	Business

Our Company

Cinemark Holdings, Inc. and subsidiaries, or the Company, is a leader in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Brazil, Mexico, Chile, Colombia, Argentina, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. We also managed additional theatres in the U.S., Brazil and Colombia during the year ended December 31, 2010.

As of December 31, 2010, we managed our business under two reportable operating segments — U.S. markets and international markets. See Note 23 to the consolidated financial statements.

Cinemark Holdings, Inc. is a Delaware corporation incorporated on August 2, 2006. Our principal executive offices are at 3900 Dallas Parkway, Suite 500, Plano, Texas 75093. Our telephone number is (972) 665-1000. We maintain a corporate website at www.cinemark.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments, are available on our website free of charge under the heading “Investor Relations — SEC Filings” as soon as practicable after such reports are filed or furnished electronically to the Securities and Exchange Commission.

Description of Business

We are a leader in the motion picture exhibition industry in terms of both attendance and the number of screens in operation. We operated 430 theatres and 4,945 screens in the U.S. and Latin America as of December 31, 2010, and approximately 241.2 million patrons attended our theatres worldwide during the year ended December 31, 2010. Our circuit is the third largest in the U.S. with 293 theatres and 3,832 screens in 39 states. We are the most geographically diverse circuit in Latin America with 137 theatres and 1,113 screens in 13 countries. Our modern theatre circuit features stadium seating in approximately 86% of our first-run auditoriums.

We selectively build or acquire new theatres in markets where we can establish and maintain a strong market position. We believe our portfolio of modern theatres provides a preferred destination for moviegoers and contributes to our significant cash flows from operating activities. Our significant presence in the U.S. and Latin America has made us an important distribution channel for movie studios, particularly as they look to capitalize on the expanding worldwide box office. Our market leadership is attributable in large part to our senior executives, whose years of industry experience range from 14 to 52 years and who have successfully navigated us through multiple industry and economic cycles.

Revenues, operating income and net income attributable to Cinemark Holdings, Inc. for the year ended December 31, 2010, were $2,141.1 million, $292.8 million and $146.1 million, respectively. At December 31, 2010 we had cash and cash equivalents of $465.0 million and long-term debt of $1,532.5 million. Approximately $422.8 million, or 27.6%, of our long-term debt accrues interest at variable rates and approximately $10.8 million of our long-term debt matures in 2011.

During 2009, we began converting our circuit from film based to digital projection technology. Digital projection technology gives us greater flexibility in programming and facilitates the exhibition of live and pre-recorded alternative entertainment. We also developed a premium experience auditorium concept utilizing large screens and the latest in digital projection and sound technologies, which we call our Cinemark XD Extreme Digital Cinema, or XD. The XD experience includes wall-to-wall and ceiling-to-floor screens, wrap-around sound and a maximum comfort entertainment environment for an intense sensory experience. We charge a premium price for the XD experience. The XD technology does not require special format movie prints, which allows us the flexibility to play any available digital print we choose, including 3-D content, in the XD auditorium. We currently have 47 XD auditoriums in our theatres and have plans to install 35 to 40 more XD auditoriums during 2011.

During late 2010, we introduced our NextGen concept, which features wall-to-wall and ceiling-to-floor screens and the latest digital projection and sound technologies in all of the auditoriums of a complex. These theatres generally also have an XD auditorium, which offers the wall-to-wall and ceiling-to-floor screen in a larger auditorium with enhanced sound and seating. Most of our future domestic theatres will incorporate this NextGen concept. We also plan to convert our six existing IMAX screens to digital technology and purchase two additional digital IMAX systems to convert two of our existing screens during 2011, in conjunction with our recent settlement with IMAX.

Motion Picture Exhibition Industry Overview

The motion picture exhibition industry began its transition to digital projection technology during 2009. Digital projection technology allows filmmakers the ability to showcase imaginative works of art exactly as they were intended, with incredible realism and detail and in a range of up to 35 trillion colors. Because digital features aren’t susceptible to scratching and fading, digital presentations will always remain clear and sharp every time they are shown. A digitally produced or digitally converted movie can be distributed to theatres via satellite, physical media, or fiber optic networks. The digitized movie is stored on a computer/server which “serves” it to a digital projector for each screening of the movie and due to its format, it enables us to more efficiently move films between auditoriums within a theatre as demand increases or decreases for each film.

Digital projection also allows the presentation of 3-D content and alternative entertainment such as live and pre-recorded concert events, the opera, sports programs and special live documentaries. Twenty-two films released wide during 2010 were available in 3-D format and at least 34 3-D films are expected to be released during 2011. Three-dimensional technology offers a premium experience with crisp, bright, ultra-realistic images that immerse the patron into a film. A premium is generally charged for a 3-D presentation.

Domestic Markets

The U.S. motion picture exhibition industry has a track record of long-term growth, with box office revenues growing at an estimated CAGR of 3.6% from 2000 to 2010. Against this background of steady long-term growth, the exhibition industry has experienced periodic short-term increases and decreases in attendance, and consequently box office revenues.

The following table represents the results of a survey by Motion Picture Association of America, or MPAA, published during February 2011, outlining the historical trends in U.S. box office performance for the ten year period from 2001 to 2010:

	U.S. Box		Average Ticket
Year	Office Revenues	Attendance	Price
	($ in billions)	(In billions)

2001	$8.1	1.43	$5.66
2002	$9.1	1.57	$5.81
2003	$9.2	1.52	$6.03
2004	$9.3	1.50	$6.21
2005	$8.8	1.38	$6.41
2006	$9.2	1.40	$6.55
2007	$9.6	1.40	$6.88
2008	$9.6	1.34	$7.18
2009	$10.6	1.42	$7.50
2010	$10.6	1.34	$7.89

Films leading the box office during the year ended December 31, 2010 included the carryover of Avatar, which grossed approximately $475 million in U.S. box office revenues during 2010 and new releases such as Toy Story 3, Alice in Wonderland, Harry Potter and the Deathly Hallows: Part 1, Iron Man 2, The Twilight Saga: Eclipse, Inception, Despicable Me, How to Train Your Dragon, Shrek Forever After, Clash of the Titans, The Karate Kid, Tangled, Grown Ups, Megamind, Tron: Legacy, Little Fockers, The Fighter and True Grit.

The film slate for 2011 currently includes Rango, Fast Five, Thor, Pirates of the Caribbean: On Stranger Tides, Kung Fu Panda 2: The Kaboom of Doom, Cars 2, X Men: First Class, Transformers: Dark of the Moon, Harry Potter and the Deathly Hollows: Part 2, Twilight: Breaking Dawn, Captain America: The First Avenger, Cowboys and Aliens, Puss in Boots, Happy Feet 2, Sherlock Holmes 2 and Alvin and the Chipmunks: Chipwrecked, among other films.

International Markets

International box office revenue continues to grow. According to MPAA, international box office revenues were $21.2 billion for the year ended December 31, 2010, which is a result of increasing acceptance of movie going as a popular form of entertainment throughout the world, ticket price increases and new theatre construction. According to MPAA, Latin American box office revenues were $2.1 billion for the year ended December 31, 2010, representing a 25% increase from 2009.

Growth in Latin America is expected to continue to be fueled by a combination of robust economies, growing populations, attractive demographics (i.e., a significant teenage population), substantial retail development, and quality product from Hollywood, including an increasing number of 3-D films. In many Latin American countries, particularly Mexico and Brazil, successful local film product can also provide incremental growth opportunities.

We believe many international markets for theatrical exhibition have historically been underserved and that certain of these markets, especially those in Latin America, will continue to experience growth as additional modern stadium-styled theatres are introduced and film product offerings continue to expand.

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

Increased Importance of International Markets for Box Office Success.  International markets continue to be an increasingly important component of the overall box office revenues generated by Hollywood films, accounting for $21.2 billion, or approximately 67% of 2010 total worldwide box office revenues according to MPAA. With the continued growth of the international motion picture exhibition industry, we believe the relative contribution of markets outside North America will become even more significant. Many of the top U.S. films released recently also performed exceptionally well in international markets. Such films included Avatar, which grossed approximately $1.5 billion in international markets and Harry Potter and the Deathly Hallows: Part 1, which grossed approximately $610 million in international markets.

Stable Long-Term Attendance Trends.  We believe that long-term trends in motion picture attendance in the U.S. will continue to benefit the industry. Even during the recent recessionary period, attendance levels remained stable as consumers selected the theatre as a preferred value for their discretionary income. Although domestic attendance declined slightly in 2010, patronage trends during 2010 reflected increasing demand for products unique to the exhibition industry such as 3-D. With the motion picture exhibition industry’s transition to digital projection technology, the products offered by motion picture exhibitors continue to expand, attracting a broader base of patrons.

Convenient and Affordable Form of Out-Of-Home Entertainment.  Movie going continues to be one of the most convenient and affordable forms of out-of-home entertainment, with an estimated average ticket price in the U.S. of $7.89 in 2010. Average prices in 2010 for other forms of out-of-home entertainment in the U.S., including sporting events and theme parks, range from approximately $25.00 to $77.00 per ticket according to MPAA.

Innovation with Digital Technology.  Our industry began its conversion to digital projection technology during 2009, which has allowed exhibitors to expand their product offerings. Digital technology allows the presentation of 3-D content and alternative entertainment such as live and pre-recorded sports programs, the opera, concert events and special live documentaries. These additional programming alternatives may expand the industry’s customer base and increase patronage for exhibitors.

Competitive Strengths

We believe the following strengths allow us to compete effectively:

Disciplined Operating Philosophy.  We generated operating income and net income attributable to Cinemark Holdings, Inc. of $292.8 million and $146.1 million, respectively, for the year ended December 31, 2010. Our solid operating performance is a result of our disciplined operating philosophy that centers on building high quality assets, while negotiating favorable theatre level economics, controlling operating costs and effectively reacting to economic and market changes.

Leading Position in Our U.S. Markets.  We have a leading market share in the U.S. metropolitan and suburban markets we serve. For the year ended December 31, 2010, we ranked either first or second based on box office revenues in 25 out of our top 30 U.S. markets, including the San Francisco Bay Area, Dallas, Houston and Salt Lake City.

Strategically Located in Heavily Populated Latin American Markets.  Since 1993, we have invested throughout Latin America in response to the continued growth of the region. We currently operate 137 theatres and 1,113 screens in 13 countries. Our international screens generated revenues of $564.2 million, or 26.4% of our total revenue, for the year ended December 31, 2010. We have successfully established a significant presence in major cities in the region, with theatres in twelve of the fifteen largest metropolitan areas. With a geographically diverse circuit, we are an important distribution channel to the movie studios. Approximately 84% of our international screens offer stadium seating. We are well-positioned with our modern, large-format theatres to take advantage of these factors for further growth and diversification of our revenues.

State-of-the-Art Theatre Circuit.  We offer state-of-the-art theatres, which we believe makes our theatres a preferred destination for moviegoers in our markets. We feature stadium seating in approximately 86% of our first run auditoriums. During 2010, we increased the size of our circuit by adding 138 state-of-the-art screens worldwide. We currently have commitments to build 196 additional new screens over the next three years. We plan to install digital projection technology in 100% of our U.S. and international auditoriums of which 40-50% will be 3-D compatible. We also plan to convert our six existing IMAX screens to digital technology and purchase two additional digital IMAX systems to convert two of our existing screens during 2011. We currently have 47 XD auditoriums in our theatres and have plans to install 35 to 40 more XD auditoriums during 2011. Our new NextGen theatre concept provides further credence to our commitment to provide a continuing state-of-the-art movie-viewing experience to our patrons.

Solid Balance Sheet with Significant Cash Flow from Operating Activities.  We generate significant cash flow from operating activities as a result of several factors, including a geographically diverse and modern theatre circuit and management’s ability to control costs and effectively react to economic and market changes. Additionally, owning land and buildings for 42 of our theatres is a strategic advantage that enhances our cash flows. We believe our expected level of cash flow generation will provide us with the financial flexibility to continue to pursue growth opportunities, support our debt payments and continue to make dividend payments to our stockholders. In addition, as of December 31, 2010, we owned approximately 16.9 million shares of National CineMedia and had approximately 1.1 million options to purchase shares in Real D, both of which offer us an additional source of cash flows. As of December 31, 2010, we had cash and cash equivalents of $465.0 million.

Experienced Management.  Led by Chairman and founder Lee Roy Mitchell, Chief Executive Officer Alan Stock, President; Chief Operating Officer Timothy Warner, Chief Financial Officer Robert Copple and President-International Valmir Fernandes, our management team has many years of theatre operating experience, ranging from 14 to 52 years, executing a focused strategy that has led to consistent operating results. This management team has successfully navigated us through many industry and economic cycles.

Our Strategy

We believe our disciplined operating philosophy and experienced management team will enable us to continue to enhance our leading position in the motion picture exhibition industry. Key components of our strategy include:

Establish and Maintain Leading Market Positions.  We will continue to seek growth opportunities by building or acquiring modern theatres that meet our strategic, financial and demographic criteria. We focus on establishing and maintaining a leading position in the markets we currently serve. We also monitor economic and market trends to ensure we offer a broad range of products and prices that satisfy our patrons.

Continue to Focus on Operational Excellence.  We will continue to focus on achieving operational excellence by controlling theatre operating costs and adequately training our staff while continuing to provide leading customer service. Our margins reflect our track record of operating efficiency.

Selectively Build in Profitable, Strategic Latin American Markets.  Our continued international expansion will remain focused primarily on Latin America through construction of modern, state-of-the-art theatres in growing urban markets. We have commitments to build eight new theatres with 51 screens during 2011 and five new theatres with 34 screens subsequent to 2011, investing an additional $63 million in our Latin American markets. We also plan to install digital projection technology in all of our international auditoriums, which allows us to present 3-D and alternative content in these markets. We have also installed eight of our proprietary XD auditoriums in our international theatres and have plans to install approximately 20 to 25 additional XD auditoriums internationally during 2011.

Commitment to Digital Innovation.  Our commitment to technological innovation has resulted in us having 1,363 digital auditoriums in the U.S. as of December 31, 2010, 1,136 of which are 3-D compatible. We also had 201 digital auditoriums in our international markets as of December 31, 2010, all of which are 3-D compatible. See further discussion of our digital expansion at “Conversion to Digital Projection Technology”. We are planning to convert 100% of our worldwide circuit to digital projection technology, approximately 40-50% of which will be 3-D compatible. We also plan to expand our XD auditorium footprint in various markets throughout the U.S. and in select international markets, which offers our patrons a premium movie-viewing experience.

Theatre Operations

As of December 31, 2010, we operated 430 theatres and 4,945 screens in 39 states and 13 Latin American countries. Our theatres in the U.S. are primarily located in mid-sized U.S. markets, including suburbs of major metropolitan areas. We believe these markets are generally less competitive and generate high, stable margins. Our theatres in Latin America are primarily located in major metropolitan markets, which we believe are generally underscreened. The following tables summarize the geographic locations of our theatre circuit as of December 31, 2010.

United States Theatres

	Total	Total
State	Theatres	Screens

Texas	79	1,030
California	61	740
Ohio	19	213
Utah	14	177
Nevada	10	154
Illinois	9	128
Colorado	8	127
Arizona	7	106
Oregon	7	102
Kentucky	7	87
Pennsylvania	6	89
Oklahoma	6	71

	Total	Total
State	Theatres	Screens

Florida	5	98
Louisiana	5	74
Indiana	5	48
New Mexico	4	54
Virginia	4	52
North Carolina	4	41
Mississippi	3	41
Iowa	3	37
Arkansas	3	36
Washington	2	30
Georgia	2	27
New York	2	27
South Dakota	2	26
South Carolina	2	22
West Virginia	2	22
Maryland	1	24
Kansas	1	20
Alaska	1	16
Michigan	1	16
New Jersey	1	16
Missouri	1	15
Tennessee	1	14
Wisconsin	1	14
Massachusetts	1	12
Delaware	1	10
Minnesota	1	8
Montana	1	8

Total	293	3,832

International Theatres

	Total	Total
Country	Theatres	Screens

Brazil	49	409
Mexico	31	296
Central America(1)	12	83
Colombia	12	68
Chile	11	87
Argentina	10	80
Peru	8	64
Ecuador	4	26

Total	137	1,113

(1)	Includes Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala.

We first entered Latin America when we began operating movie theatres in Chile in 1993 and Mexico in 1994. Since then, through our focused international strategy, we have developed into the most geographically diverse theatre circuit in the region. We have balanced our risk through a diversified international portfolio, currently operating theatres in twelve of the fifteen largest metropolitan areas in Latin America. In addition, we have achieved significant scale in Brazil and Mexico, the two largest Latin American economies, with 409 screens in Brazil and 296 screens in Mexico as of December 31, 2010.

We believe that certain markets within Latin America continue to be underserved as penetration of movie screens per capita in Latin American markets is substantially lower than in the U.S. and European markets. We will continue to build and expand our presence in underserved international markets, with emphasis on Latin America, and fund our expansion primarily with cash flow generated in those markets. We are able to mitigate cash flow exposure to currency fluctuations by using local currencies to collect a majority of our revenues and fund a majority of the costs of our international operations. Our geographic diversity throughout Latin America has allowed us to maintain consistent revenue growth, notwithstanding currency and economic fluctuations that may affect any particular market. Our international revenues were approximately $564.2 million during 2010 compared to $421.8 million during 2009.

Film Licensing

In the domestic marketplace, the Company’s film department negotiates with film distributors, which are made up of the traditional major film companies, specialized and art divisions of some of these major film companies, and many other independent film distributors. The film distributors are responsible for determining film release dates, the related marketing campaigns and the expenditures related to marketing materials, television spots and other advertising outlets. The marketing campaign of each movie may include tours of the actors in the movies and coordination of articles and features about each movie. The Company is responsible for booking the films in negotiated film zones, which are either free zones or competitive zones. In free zones, movies can be booked without regard to the location of another exhibitor within that area. In competitive zones, the distributor allocates their movies to the exhibitors located in that area generally based on demographics and grossing potential of that particular area. We are the sole exhibitor in approximately 91% of the 247 film zones in which our first run U.S. theatres operate. In film zones where there is no direct competition from other theatres, we select those films that we believe will be the most successful from those offered to us by film distributors.

Internationally, our local film personnel negotiate with local offices of major film distributors as well as local film distributors to license films for our international theatres. In the international marketplace, films are not allocated to a single theatre in a geographic film zone, but played by competitive theatres simultaneously. Our theatre personnel focus on providing excellent customer service, and we provide a modern facility with the most up-to-date sound systems, comfortable stadium style seating and other amenities typical of modern American-style multiplexes, which we believe gives us a competitive advantage in markets where competing theatres play the same films. Of the 1,113 screens we operate in international markets, approximately 75% have no direct competition from other theatres.

Our film rental fees in the U.S. are generally based on a film’s box office receipts and either mutually agreed upon firm terms, a sliding scale formula, or a mutually agreed upon settlement, subject to the film licensing agreement. Under a firm terms formula, we pay the distributor a mutually agreed upon specified percentage of box office receipts. Under a sliding scale formula, we pay a percentage of box office revenues using a pre-determined matrix that is based upon box office performance of the film. The settlement process allows for negotiation of film rental fees upon the conclusion of the film run based upon how the film performs. Internationally, our film rental fees are primarily based on mutually agreed upon firm terms that are based upon a specified percentage of box office receipts.

We regularly play art and independent films at many of our U.S. theatres, providing a variety of film choices to our patrons. Bringing art and independent films to our theatres allows us to benefit from the growth in the art and independent market driven by the more mature patron and increased interest in art, foreign and documentary films. High profile film festivals, such as the Sundance Film Festival, have contributed to interest in this genre. Recent hits such as The Kids are Alright, Black Swan, and The King’s Speech have demonstrated the box office potential of art and independent films.

Food, Beverages and Amusements

Concession sales are our second largest revenue source, representing approximately 30% of total revenues for each of the years ended December 31, 2008, 2009 and 2010. Concession sales have a much higher margin than admissions sales. We have devoted considerable management effort to increase concession sales and improve operating margins. These efforts include implementation of the following strategies:

•	Optimization of product mix. We offer concession products that primarily include various sizes and types of popcorn, soft drinks, coffees, juices, candy and quickly-prepared food, such as hot dogs, nachos and ice cream. Different varieties and flavors of candy and drinks are offered at theatres based on preferences in that particular market. Our point of sale system allows us to monitor product sales and make changes to product mix when necessary, which also allows us to take advantage of national product launches. Specially priced combos and promotions are introduced on a regular basis to increase average concession purchases as well as to attract new buyers. We periodically offer our loyal patrons opportunities to receive a discount on certain products by offering reusable popcorn tubs and soft drink cups that can be refilled at a discount off the regular price.

•	Staff training. Employees are continually trained in “suggestive-selling” and “upselling” techniques. Consumer promotions conducted at the concession stand usually include a motivational element that rewards theatre staff for exceptional sales of certain promotional items.

•	Theatre design. Our theatres are designed to optimize efficiencies at the concession stands, which include multiple service stations throughout a theatre to facilitate serving more customers more quickly. We strategically place large concession stands within theatres to heighten visibility, reduce the length of concession lines, and improve traffic flow around the concession stands. We have self-service concession areas in many of our domestic theatres, which allow customers to select their own refreshments and proceed to the cash register when they are ready. This design allows for efficient service, enhanced choices and superior visibility of concession items. Concession designs in many of our new domestic theatres have incorporated the self-service model.

•	Cost control. We negotiate prices for concession supplies directly with concession vendors and manufacturers to obtain volume rates. Concession supplies are distributed through a national distribution network. The concession distributor supplies and distributes inventory to the theatres, who place orders directly with the vendors to replenish stock. We conduct a weekly inventory of all concession products at each theatre to ensure proper stock levels are maintained for business.

Pre-Feature Screen Advertising

In our domestic markets, our theatres are part of the in-theatre digital network operated by National CineMedia, LLC, or NCM. NCM’s primary activities that impact our theatres include: advertising through its branded “First Look” pre-feature entertainment program, lobby promotions and displays; live and pre-recorded networked and single-site meetings and events; and live and pre-recorded concerts, sporting events and other non-film entertainment programming. We believe that the reach, scope and digital delivery capability of NCM’s network provides an effective platform for national, regional and local advertisers to reach an engaged audience. We receive a monthly theatre access fee for participation in the NCM network. In addition, we are entitled to receive mandatory quarterly distributions of excess cash from NCM. As of December 31, 2010, we had an approximate 15% ownership interest in NCM. See Note 6 to the consolidated financial statements.

In many of our international markets, we outsource our screen advertising to local companies who have established relationships with local advertisers that provide similar benefits as NCM. The terms of our international screen advertising contracts vary by country. In some locations, we earn a percentage of the screen advertising revenues collected by our partners and in other locations we are paid a fixed annual fee for access to our screens.

Conversion to Digital Projection Technology

The motion picture exhibition industry began its conversion to digital projection technology during 2009.

Participation in Digital Cinema Implementation Partners

During 2007, we, AMC Entertainment Inc., or AMC, and Regal Entertainment Group, or Regal, entered into a joint venture known as Digital Cinema Implementation Partners LLC, or DCIP, to facilitate the implementation of digital cinema in our U.S. theatres and to establish agreements with major motion picture studios for the financing of digital cinema. Digital cinema developments are managed by DCIP, subject to certain approvals by us, AMC and Regal with each of us having an equal voting interest in DCIP. DCIP’s wholly-owned subsidiary Kasima executed long-term deployment agreements with all of the major motion picture studios, under which Kasima receives a virtual print fee from such studios for each digital presentation. In accordance with these agreements, the digital projection systems deployed by Kasima comply with the technology and security specifications developed by the Digital Cinema Initiatives studio consortium. Kasima leases digital projection systems to us, AMC and Regal under master lease agreements that have an initial term of 12 years.

On March 10, 2010, we signed a master lease agreement and other related agreements (collectively the “agreements”) with Kasima. Upon signing these agreements, we contributed cash and our existing digital projection systems to DCIP. Subsequent to the contributions, we continue to have a 33% voting interest in DCIP and have a 24.3% economic interest in DCIP. As of December 31, 2010, we had 1,363 digital auditoriums in the U.S., 1,136 of which are capable of exhibiting 3-D content. We ultimately expect to install digital projection systems in all of our auditoriums, with approximately 40-50% being 3-D compatible.

International Markets

In our international markets, we continue to convert our auditoriums to digital projection technology. The digital projection systems we deploy are generally funded with operating cash flows generated by each international country. As of December 31, 2010, we had 201 digital auditoriums in our international markets, all of which are capable of exhibiting 3-D content. Similar to our domestic markets, we expect to install digital projection systems in all of our international auditoriums.

Marketing

In the U.S., we rely on Internet advertising and also newspaper directory film schedules. Radio and television advertising spots are used to promote certain motion pictures and special events. We exhibit previews of coming attractions and films we are currently playing as part of our pre-feature program. We offer patrons access to movie times, the ability to buy and print their tickets at home and purchase gift cards at our Web site www.cinemark.com. Customers subscribing to our weekly email receive targeted information about current and upcoming films at their preferred Cinemark theatre(s), including details about advanced tickets, special events, concerts and live broadcasts; as well as contests, promotions, and exclusive coupons for concession savings. We partner with film distributors to use monthly web contests to drive traffic to our Web site and to ensure that customers visit often. In addition, we work with all of the film distributors on a regular basis to promote their films with local, regional and national programs that are exclusive to our theatres. These programs may involve customer contests, cross-promotions with the media and third parties and other means to increase patronage for a particular film showing at one of our theatres. We are also developing an iPhone application in the U.S. that will allow patrons to check showtimes and purchase tickets.

Internationally, we exhibit upcoming and current film previews on screen, we partner with film distributors for certain promotions and advertise our new locations through various forms of media and events. We partner with large multi-national corporations in the large metropolitan areas in which we have theatres to promote our brand, our image and to increase attendance levels at our theatres. Our customers are encouraged to register on our Web site to receive weekly information by email for showtime information, invitations to special screenings, sponsored events and promotional information. In addition, our customers can request to receive showtime information on their cell phones. We also have loyalty programs in some of our international markets that allow customers to pay a nominal fee for a membership card that provides them with certain admissions and concession discounts. In addition, the Company has just introduced an iPhone application in Brazil ranking among the top ten downloads in Brazil’s local Apple stores. The application allows consumers to check showtimes and purchase tickets for our Brazil theatres.

Our domestic and international marketing departments also focus on maximizing ancillary revenue, which includes the sale of our gift cards and our SuperSaver discount tickets. We market these programs to such business representatives as realtors, human resource managers, incentive program managers and hospital and pharmaceutical personnel. Gift cards can be purchased for certain of our locations at our theatres or online through our Web site, www.cinemark.com. SuperSavers are also sold online at www.cinemark.com or via phone, fax or email by our local corporate offices and are also available at certain retailers in the U.S.

Online Sales

Our patrons may purchase advance tickets for all of our domestic screens and approximately seventy-five percent of our international screens by accessing our corporate Web site at www.cinemark.com. Advance tickets may also be purchased for our domestic screens at www.fandango.com. Our iPhone application in Brazil currently offers, and the iPhone application we are developing in the U.S. will offer, patrons the ability to purchase tickets. Our Internet initiatives help improve customer satisfaction, allowing patrons who purchase tickets over the Internet to often bypass lines at the box office by printing their tickets at home or picking up their tickets at kiosks located at the theatre.

Point of Sale Systems

We have developed our own proprietary point of sale system to enhance our ability to maximize revenues, control costs and efficiently manage operations. The system is currently installed in all of our U.S. theatres. The point of sale system provides corporate management with real-time admissions and concession revenues data and reports to allow for timely changes to movie schedules, including extending film runs, increasing the number of screens on which successful movies are being played, or substituting films when gross receipts do not meet expectations. Real-time seating, as well as Reserved Seating, and box office information is available to box office personnel, preventing overselling of a particular film and providing faster and more accurate responses to customer inquiries regarding showtimes and available seating. The system tracks concession sales by product, provides in-theatre inventory reports for efficient inventory management and control, offers numerous ticket pricing options, connects with digital concession signage for real-time pricing modifications, integrates Internet ticket sales and processes credit card transactions. Barcode scanners, pole displays, touch screens, credit card readers and other equipment are integrated with the system to enhance its functions and provide print at home and mobile ticketing. In our international locations, we currently use other point of sale systems that have been developed by third parties, which have been certified as compliant with applicable governmental regulations and provide generally the same capabilities as our proprietary point of sale system.

Competition

We are a leader in the motion picture exhibition industry in terms of both attendance and the number of screens in operation. We compete against local, regional, national and international exhibitors with respect to attracting patrons, licensing films and developing new theatre sites.

We are the sole exhibitor in approximately 91% of the 247 film zones in which our first run U.S. theatres operate. In film zones where there is no direct competition from other theatres, we select those films that we believe will be the most successful from those offered to us by film distributors. Where there is competition, the distributor allocates their movies to the exhibitors located in that area generally based on demographics and grossing potential of that particular area. Of the 1,113 screens we operate outside of the U.S., approximately 75% of those screens have no direct competition from other theatres. In areas where we face direct competition, our success in attracting patrons depends on location, theatre capacity, quality of projection and sound equipment, film showtime availability, customer service quality, and ticket prices. The competition for film licensing in the U.S. is dependent upon factors such as the theatre’s location and its demographics, the condition, capacity and revenue potential of each theatre, and licensing terms.

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

Corporate Operations

Our corporate headquarters is located in Plano, Texas. Personnel at our corporate headquarters provide oversight for our domestic and international theatres. Domestic personnel at our corporate headquarters include our executive team and department heads in charge of film licensing, concessions, theatre operations, theatre construction and maintenance, real estate, human resources, legal, finance and accounting, audit, information systems support and marketing. Our U.S. operations are divided into sixteen regions, primarily organized geographically, each of which is headed by a region leader.

International personnel at our corporate headquarters include our President of Cinemark International, L.L.C. and department heads in charge of film licensing, concessions, theatre operations, theatre construction, real estate, legal, audit, information systems and accounting. We have eight regional offices in Latin America responsible for the local management of theatres in thirteen individual countries (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are operated out of one Central American regional office). Each regional office is headed by a general manager and includes personnel in film licensing, marketing, human resources, information systems, operations and accounting. We have a chief financial officer in both Brazil and Mexico, which are our two largest international markets. The regional offices are staffed with experienced personnel from the region to mitigate cultural and operational barriers.

Employees

We have approximately 14,600 employees in the U.S., approximately 10% of whom are full time employees and 90% of whom are part time employees. We have approximately 7,400 employees in our international markets, approximately 63% of whom are full time employees and approximately 37% of whom are part time employees. Some of our U.S. employees are represented by unions under collective bargaining agreements, and some of our international locations are subject to union regulations. We regard our relations with our employees to be satisfactory.

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

Financial Information About Geographic Areas

We currently have operations in the U.S., Brazil, Mexico, Chile, Colombia, Argentina, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala, which are reflected in the consolidated financial statements. See Note 23 to the consolidated financial statements for segment information and financial information by geographic area.

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

We rely on the film distributors to supply the films shown in our theatres. The film distribution business is highly concentrated, with six major film distributors accounting for approximately 82.7% of U.S. box office revenues and 47 of the top 50 grossing films during 2010. Numerous antitrust cases and consent decrees resulting from these antitrust cases impact the distribution of films. The consent decrees bind certain major film distributors to license films to exhibitors on a theatre-by-theatre and film-by-film basis. Consequently, we cannot guarantee a supply of films by entering into long-term arrangements with major distributors. We are therefore required to negotiate licenses for each film and for each theatre. A deterioration in our relationship with any of the six major film distributors could adversely affect our ability to obtain commercially successful films and to negotiate favorable licensing terms for such films, both of which could adversely affect our business and operating results.

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

The motion picture industry is highly competitive. We compete against local, regional, national and international exhibitors. We compete for both patrons and licensing of films. The competition for patrons is dependent upon such factors as location, theatre capacity, quality of projection and sound equipment, film showtime availability, customer service quality, and ticket prices. The principal competitive factors with respect to film licensing include the theatre’s location and its demographics, the condition, capacity and revenue potential of each theatre and licensing terms. If we are unable to attract patrons or to license successful films, our business may be adversely affected.

An increase in the use of alternative or “downstream” film distribution channels and other competing forms of entertainment may reduce movie theatre attendance and limit revenue growth.

We face competition for patrons from a number of alternative film distribution channels, such as DVDs, network and syndicated television, video on-demand, pay-per-view television and the Internet. We also compete with other forms of entertainment, such as concerts, theme parks and sporting events, for our patrons’ leisure time and disposable income. A significant increase in popularity of these alternative film distribution channels or competing forms of entertainment could have an adverse effect on our business and results of operations.

Our results of operations may be impacted by shrinking video release windows.

Over the last decade, the average video release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is available on DVD, an important downstream market, has decreased from approximately six months to approximately three to four months. If patrons choose to wait for a DVD release rather than attend a theatre for viewing the film, it may adversely impact our business and results of operations, financial condition and cash flows. Film studios have announced their intention to offer consumers a premium video on demand option for certain films 60 days following the theatrical release, which would also cause the release window to shrink further. We cannot assure you that these release windows, which are determined by the film studios, will not shrink further or be eliminated altogether, which could have an adverse impact on our business and results of operations.

We have substantial long-term lease and debt obligations, which may restrict our ability to fund current and future operations and that restrict our ability to enter into certain transactions.

We have, and will continue to have, significant long-term debt service obligations and long-term lease obligations. As of December 31, 2010, we had $1,532.5 million in long-term debt obligations, $140.2 million in capital lease obligations and $1,795.2 million in long-term operating lease obligations. We incurred interest expense of $112.4 million for the year ended December 31, 2010. We incurred $255.7 million of facility lease expense under operating leases for the year ended December 31, 2010 (the terms under these operating leases, excluding optional renewal periods, range from one to 27 years). Our substantial lease and debt obligations pose risk to you by:

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

Our results of operations are dependent on general political, social and economic conditions, and the impact of such conditions on our theatre operating costs and on the willingness of consumers to spend money at movie theatres. If consumers’ discretionary income declines as a result of an economic downturn, our operations could be adversely affected. If theatre operating costs, such as utility costs, increase due to political or economic changes, our results of operations could be adversely affected. Political events, such as terrorist attacks, and health-related epidemics, such as flu outbreaks, could cause people to avoid our theatres or other public places where large crowds are in attendance. In addition, a natural disaster, such as a hurricane or an earthquake, could impact our ability to operate certain of our theatres, which could adversely affect our results of operations.

Our foreign operations are subject to adverse regulations, economic instability and currency exchange risk.

We have 137 theatres with 1,113 screens in thirteen countries in Latin America. Brazil and Mexico represented approximately 14.8% and 3.3% of our consolidated 2010 revenues, respectively. Governmental regulation of the motion picture industry in foreign markets differs from that in the United States. Changes in regulations affecting prices, quota systems requiring the exhibition of locally-produced films and restrictions on ownership of property may adversely affect our international operations. Our international operations are subject to certain political, economic and other uncertainties not encountered by our domestic operations, including risks of severe economic downturns and high inflation. We also face risks of currency fluctuations, hard currency shortages and controls of foreign currency exchange and transfers abroad, all of which could have an adverse effect on the results of our international operations.

We may not be able to generate additional revenues or continue to realize value from our investment in NCM.

In 2005, we joined Regal and AMC as founding members of NCM, a provider of digital advertising content and digital non-film event content. As of December 31, 2010, we had an ownership interest in NCM of approximately 15%. We receive a monthly theatre access fee under our Exhibitor Services Agreement with NCM and we are entitled to receive mandatory quarterly distributions of excess cash from NCM. During the years ended December 31, 2009 and 2010, the Company received approximately $5.7 million and $5.0 in other revenues from NCM, respectively, and $20.8 million and $23.4 million in cash distributions in excess of our investment in NCM, respectively. Cinema advertising is a small component of the U.S. advertising market and therefore, NCM competes with larger, established and well known media platforms such as broadcast radio and television, cable and satellite television, outdoor advertising and Internet portals. NCM also competes with other cinema advertising companies and with hotels, conference centers, arenas, restaurants and convention facilities for its non-film related events to be shown or held in our auditoriums. In-theatre advertising may not continue to attract advertisers or NCM’s in-theatre advertising format may not continue to be received favorably by theatre patrons. If NCM is unable to continue to generate consistent advertising revenues, its results of operations may be adversely affected and our investment in and distributions and revenues from NCM may be adversely impacted.

We are subject to uncertainties related to digital cinema, including insufficient financing to obtain digital projectors and insufficient supply of digital projectors.

We, along with some of our competitors, began a roll-out of digital projection equipment for exhibiting feature films during 2009 and plan to continue our domestic roll-out through our joint venture DCIP. However, significant obstacles may exist that impact such a roll-out plan including the cost of digital projectors and the supply of projectors by manufacturers. During 2010, DCIP completed its formation and a $660 million financing to facilitate the deployment of digital projectors in approximately 71% of our domestic theatres. We cannot assure you that DCIP will be able to obtain sufficient additional financing to be able to purchase and lease to us the number of digital projectors needed for our domestic roll-out or that the manufacturers will be able to supply the volume of projectors needed for our worldwide roll-out. As a result, our roll-out of digital equipment could be delayed. Additionally, there is no local financing available to finance the deployment of digital projectors for our international theatres. Accordingly, the cost of digital projection systems and manufacturer limitations may delay our international deployment.

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

If we do not comply with the Americans with Disabilities Act of 1990 and the safe harbor framework included in the consent order we entered into with the Department of Justice, or the DOJ, we could be subject to further litigation.

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

We review long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We assess many factors when determining whether to impair individual theatre assets, including actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in our assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which we believe is the lowest applicable level for which there are identifiable cash flows. When estimated fair value is determined to be lower than the carrying value of the theatre assets, the theatre assets are written down to their estimated fair value. Fair value is determined based on a multiple of cash flows, which was eight times for the evaluations performed during the first, second and third quarters of 2008 and six and a half times for the evaluation performed during the fourth quarter of 2008 and the evaluations performed during 2009 and 2010. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Since we evaluate long-lived assets for impairment at the theatre level, if a theatre is directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or condition of the areas surrounding the theatre, we may record impairment charges to reflect the decline in estimated fair value of that theatre.

We have a significant amount of goodwill. We evaluate goodwill for impairment at the reporting unit level at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be fully recoverable. Goodwill impairment is evaluated using a two-step approach requiring us to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its fair value, a second step would be performed to measure the potential goodwill impairment. Fair values are determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during 2008, 2009 and 2010. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Declines in our stock price or market capitalization, declines in our attendance due to increased competition in certain regions and/or countries or economic factors that lead to a decline in attendance in any given region or country could negatively affect our estimated fair values and could result in further impairments of goodwill. As of December 31, 2010, the carrying value of goodwill allocated to reporting units where the estimated fair value was less than 10% more than the carrying value was approximately $77 million.

We also have a significant amount of tradename intangible assets. Tradename intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. We estimate the fair value of our tradenames by applying an estimated market royalty rate that could be charged for the use of our tradename to forecasted future revenues, with an adjustment for the present value of such royalties. If the estimated fair value is less than the carrying value, the tradename intangible asset is written down to its estimated fair value. Significant judgment is involved in estimating market royalty rates and long-term revenue forecasts. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected revenue performance and industry trends. As of December 31, 2010, the carrying value of tradename intangible assets where the estimated fair value was less than 10% more than the carrying value was approximately $136 million.

We recorded asset impairment charges, including goodwill and intangible asset impairment charges, of $113.5 million, $11.8 million and $12.5 million for the years ended December 31, 2008, 2009 and 2010, respectively. We cannot assure you that additional impairment charges will not be required in the future, and such charges may have an adverse effect on our financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 10 and 11 to the consolidated financial statements.

The impairment or insolvency of other financial institutions could adversely affect us.

We have exposure to different counterparties with regard to our interest rate swap agreements. These transactions expose us to credit risk in the event of a default by one or more of our counterparties to such agreements. We also have exposure to financial institutions used as depositories of our corporate cash balances. If our counterparties or financial institutions become impaired or insolvent, this could have an adverse impact on our results of operations or impair our ability to access our cash.

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

MDCP beneficially owns approximately 21% of our common stock and under a director nomination agreement, is entitled to designate nominees for five members of our board of directors. Accordingly, MDCP has influence and effectively controls our corporate and management policies and has significant influence over the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. MDCP could seek to take other actions that might be desirable to MDCP but that might not be desirable for other stockholders.

Our ability to pay dividends may be limited or otherwise restricted.

Our ability to pay dividends is limited by our status as a holding company and the terms of our senior notes indenture and our senior secured credit facility, which restrict our ability to pay dividends and the ability of certain of our subsidiaries to pay dividends, directly or indirectly, to us. Under our debt instruments, we may pay a cash dividend up to a specified amount, provided we have satisfied certain financial covenants in, and are not in default under, our debt instruments. The declaration of future dividends on our common stock will be at the discretion of our board of directors and will depend upon many factors, including our results of operations, financial condition, earnings, capital requirements, limitations in our debt agreements and legal requirements.

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

There can be no assurance that an active trading market for our common stock will continue. The securities markets have experienced extreme price and volume fluctuations in recent years and the market prices of the securities of companies have been particularly volatile. This market volatility, as well as general economic or political conditions, could reduce the market price of our common stock regardless of our operating performance. In addition, our operating results could be below the expectations of investment analysts and investors and, in response, the market price of our common stock may decrease significantly and prevent investors from reselling their shares of our common stock at or above a market price that is favorable to other stockholders. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were the subject of securities class action litigation, it could result in substantial costs, liabilities and a diversion of management’s attention and resources.

Future sales of our common stock may adversely affect the prevailing market price.

If a large number of shares of our common stock is sold in the open market, or if there is a perception that such sales will occur, the trading price of our common stock could decrease. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional common stock. As of December 31, 2010, we had an aggregate of 182,889,297 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We may issue shares of our common stock in connection with acquisitions.

As of December 31, 2010, we had 113,750,844 shares of our common stock outstanding. Of these shares, approximately 75,573,390 shares were freely tradable. The remaining shares of our common stock were “restricted securities” as that term is defined in Rule 144 under the Securities Act. Restricted securities may not be resold in a public distribution except in compliance with the registration requirements of the Securities Act or pursuant to an exemption therefrom, including the exemptions provided by Regulation S and Rule 144 promulgated under the Securities Act.

We cannot predict whether substantial amounts of our common stock will be sold in the open market in anticipation of, or following, any divestiture by any of our existing stockholders, our directors or executive officers of their shares of common stock.

As of December 31, 2010, there were 9,786,673 shares of our common stock reserved for issuance under our Amended and Restated 2006 Long Term Incentive Plan, of which 140,356 shares of common stock were issuable upon exercise of options outstanding as of December 31, 2010. The sale of shares issued upon the exercise of stock options could further dilute your investment in our common stock and adversely affect our stock price.

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

United States

As of December 31, 2010, in the U.S., we operated 251 theatres with 3,241 screens pursuant to leases and own the land and building for 42 theatres with 591 screens. Our leases are generally entered into on a long-term basis with terms, including optional renewal periods, generally ranging from 20 to 45 years. As of December 31, 2010, approximately 10% of our theatre leases in the U.S., covering 24 theatres with 198 screens, have remaining terms, including optional renewal periods, of less than six years. Approximately 10% of our theatre leases in the U.S., covering 24 theatres with 199 screens, have remaining terms, including optional renewal periods, of between six and 15 years and approximately 80% of our theatre leases in the U.S., covering 203 theatres with 2,844 screens, have remaining terms, including optional renewal periods, of more than 15 years. The leases generally provide for a fixed monthly minimum rent payment, with certain leases also subject to additional percentage rent if a target annual revenue level is achieved. We also lease an office building in Plano, Texas for our corporate headquarters.

International

As of December 31, 2010, internationally, we operated 137 theatres with 1,113 screens, all of which are leased. Our international leases are generally entered into on a long term basis with terms, including optional renewal periods, generally ranging from 5 to 40 years. The leases generally provide for contingent rental based upon operating results with an annual minimum. As of December 31, 2010, approximately 6% of our international theatre leases, covering eight theatres with 62 screens, have a remaining term, including optional renewal periods, of less than six years. Approximately 39% of our international theatre leases, covering 54 theatres and 446 screens, have remaining terms, including optional renewal periods, of between six and 15 years and approximately 55% of our international theatre leases, covering 75 theatres and 605 screens, have remaining terms, including optional renewal periods, of more than 15 years. We also lease office space in eight regions in Latin America for our local management.

See Note 22 to the consolidated financial statements for information regarding our minimum lease commitments. We periodically review the profitability of each of our theatres, particularly those whose lease terms are nearing expiration, to determine whether to continue its operations.

Item 3.	Legal Proceedings

On December 10, 2010, we were made a party to a putative class action claim in the United States District Court for the Northern District of California. The claim has been filed by a disability rights group and two individuals for injunctive relief, damages and attorney’s fees concerning captioning the movie exhibitions at our theatres in California. Monetary damages are also sought on behalf of all hearing-disabled patrons of our theatres in California. This case is in an early pretrial phase. We intend to vigorously defend this suit. We are currently unable to estimate a possible loss or range of loss related to this matter.

From time to time, we are involved in other various legal proceedings arising from the ordinary course of our business operations, such as personal injury claims, employment matters, landlord-tenant disputes, patent claims and contractual disputes, some of which are covered by insurance or by indemnification from vendors. We believe our potential liability, with respect to these types of proceedings currently pending, is not material, individually or in the aggregate, to our financial position, results of operations and cash flows.

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

	Fiscal 2009		Fiscal 2010
	High	Low	High	Low

First Quarter (January 1 — March 31)	$10.26	$6.75	$18.47	$14.08
Second Quarter (April 1 — June 30)	$11.49	$8.63	$19.80	$13.09
Third Quarter (July 1 — September 30)	$11.65	$9.50	$16.89	$12.73
Fourth Quarter (October 1 — December 31)	$14.85	$10.08	$18.81	$15.95

On February 25, 2011, there were 117 stockholders of record of our common stock.

Dividend Policy

In August 2007, we initiated a quarterly dividend policy, which was amended in November 2010. Below is a summary of dividends paid for the fiscal periods indicated:

			Amount per
Date	Date of	Date	Common	Total
Declared	Record	Paid	Share(1)	Dividends

02/13/09	03/05/09	03/20/09	$0.18	$19.6 million
05/13/09	06/02/09	06/18/09	$0.18	$19.7 million
07/29/09	08/17/09	09/01/09	$0.18	$19.7 million
11/04/09	11/25/09	12/10/09	$0.18	$19.7 million
02/25/10	03/05/10	03/19/10	$0.18	$20.1 million
05/13/10	06/04/10	06/18/10	$0.18	$20.2 million
07/29/10	08/17/10	09/01/10	$0.18	$20.4 million
11/02/10	11/22/10	12/07/10	$0.21	$23.8 million

(1)	Beginning with the dividend declared on November 2, 2010, our board of directors raised the quarterly dividend to $0.21 per common share.

We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our common stock. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Financing Activities for a discussion of dividend restrictions under our debt agreements.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the period December 31, 2007 through December 31, 2010 (our fiscal year end) with the Standard and Poor’s Corporation Composite 500 Index and a self-determined peer group of two public companies engaged in the motion picture exhibition industry. The peer group consists of Regal Entertainment Group and Carmike Cinemas, Inc.

CUMULATIVE TOTAL RETURN
Based upon initial investment of $100 on December 31, 2007
with dividends reinvested

Source: Yahoo! Finance & Company

	12/31/2007	3/31/2008	6/30/2008	9/30/2008	12/31/2008	3/31/2009	6/30/2009	9/30/2009	12/31/2009	3/31/2010	6/30/2010	9/30/2010	12/31/2010
Cinemark Holdings, Inc.	$100	$75	$77	$81	$44	$56	$68	$62	$86	$110	$79	$97	$104
S&P © 500	100	90	87	79	62	54	63	72	76	80	70	78	86
Peer Group (2 Stocks)*	100	105	84	78	56	65	89	92	91	80	79	91	81

*	The 2-Stock Peer Group consists of Regal Entertainment Group and Carmike Cinemas Inc.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2010:

	Number of	Weighted Average	Number of Securities
	Securities to be	Exercise	Remaining Available for
	Issued upon	Price of	Future Issuance Under
	Exercise of	Outstanding	Equity Compensation Plans
	Outstanding	Options, Warrants	(Excluding Securities
	Options, Warrants	and	Reflected in the First
Plan Category	and Rights	Rights	Column)

Equity compensation plans approved by security holders	140,356	$7.63	9,786,673
Equity compensation plans not approved by security holders	—	—	—

Total	140,356	$7.63	9,786,673

Item 6.	Selected Financial Data

The following table provides our selected consolidated financial and operating data for the periods and at the dates indicated for each of the five most recent years ended December 31, 2010. On October 5, 2006, we completed our acquisition of Century Theatres, Inc., or Century. Results of operations reflect the inclusion of the Century theatres beginning on the date of acquisition. You should read the selected consolidated financial and operating data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes appearing elsewhere in this report.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(Dollars in thousands, except per share data)

Statement of Operations Data:
Revenues:
Admissions	$760,275	$1,087,480	$1,126,977	$1,293,378	$1,405,389
Concession	375,798	516,509	534,836	602,880	642,326
Other	84,521	78,852	80,474	80,242	93,429

Total revenues	$1,220,594	$1,682,841	$1,742,287	$1,976,500	$2,141,144
Film rental and advertising	405,987	589,717	612,248	708,160	769,698
Concession supplies	59,020	81,074	86,618	91,918	97,484
Salaries and wages	118,616	173,290	180,950	203,437	221,246
Facility lease expense	161,374	212,730	225,595	238,779	255,717
Utilities and other	144,808	191,279	205,814	222,660	239,470
General and administrative expenses	67,768	79,518	90,788	96,497	109,045
Termination of profit participation agreement	—	6,952	—	—	—
Total depreciation and amortization	99,470	151,716	158,034	149,515	143,508
Impairment of long-lived assets	28,537	86,558	113,532	11,858	12,538
(Gain) loss on sale of assets and other	7,645	(2,953)	8,488	3,202	(431)

Total cost of operations	1,093,225	1,569,881	1,682,067	1,726,026	1,848,275

Operating income	$127,369	$112,960	$60,220	$250,474	$292,869

Interest expense	$109,328	$145,596	$116,058	$102,505	$112,444

Net income (loss)	$2,310	$89,712	$(44,430)	$100,756	$149,663

Net income (loss) attributable to Cinemark Holdings, Inc.	$841	$88,920	$(48,325)	$97,108	$146,120

Net income (loss) attributable to Cinemark Holdings, Inc. per share:
Basic	$0.01	$0.87	$(0.45)	$0.89	$1.30

Diluted	$0.01	$0.85	$(0.45)	$0.87	$1.29

	Year Ended December 31,
	2006		2007		2008	2009		2010

Other Financial Data:
Ratio of earnings to fixed charges(1)	1.09	x	1.96	x	—	1.84	x	2.10	x
Cash flow provided by (used for):
Operating activities	$155,662		$276,036		$257,294	$176,763		$264,751
Investing activities(2)	(631,747)		93,178		(94,942)	(183,130)		(136,067)
Financing activities	439,977		(183,715)		(135,091)	78,299		(106,650)
Capital expenditures	(107,081)		(146,304)		(106,109)	(124,797)		(156,102)

	As of December 31,
	2006	2007	2008	2009	2010
	(Dollars in thousands)

Balance Sheet Data:
Cash and cash equivalents	$147,099	$338,043	$349,603	$437,936	$464,997
Theatre properties and equipment, net	1,324,572	1,314,066	1,208,283	1,219,588	1,215,446
Total assets	3,171,582	3,296,892	3,065,708	3,276,448	3,421,478
Total long-term debt and capital lease obligations, including current portion	2,027,480	1,644,915	1,632,174	1,684,073	1,672,601
Equity	705,910	1,035,385	824,227	914,628	1,033,152

	Year Ended December 31,
	2006	2007	2008	2009	2010

Operating Data:
United States(3)
Theatres operated (at period end)	281	287	293	294	293
Screens operated (at period end)	3,523	3,654	3,742	3,830	3,832
Total attendance (in 000s)	118,714	151,712	147,897	165,112	161,174
International(4)
Theatres operated (at period end)	115	121	127	130	137
Screens operated (at period end)	965	1,011	1,041	1,066	1,113
Total attendance (in 000s)	59,550	60,958	63,413	71,622	80,026
Worldwide(3)(4)
Theatres operated (at period end)	396	408	420	424	430
Screens operated (at period end)	4,488	4,665	4,783	4,896	4,945
Total attendance (in 000s)	178,264	212,670	211,310	236,734	241,200

(1)	For the purposes of calculating the ratio of earnings to fixed charges, earnings consist of income (loss) before income taxes plus fixed charges excluding capitalized interest. Fixed charges consist of interest expense, capitalized interest, amortization of debt issue costs and that portion of rental expense which we believe to be representative of the interest factor. For the year ended December 31, 2008, earnings were insufficient to cover fixed charges by $27.1 million.

(2)	Includes the cash portion of the Century acquisition purchase price of $531.2 million during the year ended December 31, 2006.

(3)	The data excludes certain theatres operated by us in the U.S. pursuant to management agreements that are not part of our consolidated operations.

(4)	The data excludes certain theatres operated internationally through our affiliates that are not part of our consolidated operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes included in this report. This discussion contains forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties and risk associated with these statements.

Overview

As of December 31, 2010, we managed our business under two reportable operating segments — U.S. markets and international markets. See Note 23 to the consolidated financial statements.

Revenues and Expenses

We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing promotions and electronic video games located in some of our theatres. Our contracts with NCM have assisted us in expanding our offerings to domestic advertisers and broadening ancillary revenue sources such as digital video monitor advertising, third party branding, and the use of our domestic theatres for alternative entertainment, such as live and pre-recorded concert events, the opera, sports programs, and other cultural events. Films leading the box office during the year ended December 31, 2010 included the carryover of Avatar, which grossed approximately $475 million in U.S. box office revenues during 2010 and new releases such as Toy Story 3, Alice in Wonderland, Harry Potter and the Deathly Hallows: Part 1, Iron Man 2, The Twilight Saga: Eclipse, Inception, Despicable Me, How to Train Your Dragon, Shrek Forever After, Clash of the Titans, The Karate Kid, Tangled, Grown Ups, Megamind, Tron: Legacy, Little Fockers, The Fighter and True Grit. Our revenues are affected by changes in attendance and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. Films currently scheduled for release in 2011 include Rango, Fast Five, Thor, Pirates of the Caribbean: On Stranger Tides, Kung Fu Panda 2: The Kaboom of Doom, Cars 2, X Men: First Class, Transformers: Dark of the Moon, Harry Potter and the Deathly Hollows: Part 2, Twilight: Breaking Dawn, Captain America: The First Avenger, Cowboys and Aliens, Puss in Boots, Happy Feet 2, Sherlock Holmes 2 and Alvin and the Chipmunks: Chipwrecked, among other films.

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

Film rental costs are accrued based on the applicable box office receipts and either mutually agreed upon firm terms or a sliding scale formula, which are generally established prior to the opening of the film, or estimates of the final mutually agreed upon settlement, which occurs at the conclusion of the film run, subject to the film licensing arrangement. Under a firm terms formula, we pay the distributor a mutually agreed upon specified percentage of box office receipts, which reflects either a mutually agreed upon aggregate rate for the life of the film or rates that decline over the term of the run. Under a sliding scale formula, we pay a percentage of box office revenues using a pre-determined matrix that is based upon box office performance of the film. The settlement process allows for negotiation of film rental fees upon the conclusion of the film run based upon how the film performs. Estimates are based on the expected success of a film. The success of a film can typically be determined a few weeks after a film is released when initial box office performance of the film is known. Accordingly, final settlements typically approximate estimates since box office receipts are known at the time the estimate is made and the expected success of a film can typically be estimated early in the film’s run. If actual settlements are different than those estimates, film rental costs are adjusted at that time. Our advertising costs are expensed as incurred.

Facility lease expense is primarily a fixed cost at the theatre level as most of our facility leases require a fixed monthly minimum rent payment. Certain of our leases are subject to monthly percentage rent only, which is accrued each month based on actual revenues. Certain of our other theatres require payment of percentage rent in addition to fixed monthly rent if a target annual revenue level is achieved. Percentage rent expense is recorded for these theatres on a monthly basis if the theatre’s historical performance or forecasted performance indicates that the annual target will be reached. The estimate of percentage rent expense recorded during the year is based on historical and forecasted annual revenues. Once annual revenues are known, which is generally at the end of the year, the percentage rent expense is adjusted based on actual revenues. We record the fixed minimum rent payments on a straight-line basis over the lease term.

Theatre properties and equipment are depreciated using the straight-line method over their estimated useful lives. In estimating the useful lives of our theatre properties and equipment, we have relied upon our experience with such assets and our historical replacement period. We periodically evaluate these estimates and assumptions and adjust them as necessary. Adjustments to the expected lives of assets are accounted for on a prospective basis through depreciation expense. Leasehold improvements for which we pay and to which we have title are amortized over the lease term.

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

Long-lived assets are evaluated for impairment on an individual theatre basis, which we believe is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of approximately twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, we then compare the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was eight times for the evaluations performed during the first, second and third quarters of 2008 and six and a half times for the evaluation performed during the fourth quarter of 2008 and the evaluations performed during 2009 and 2010. We reduced the multiple we used to determine fair value during the fourth quarter of 2008 due to the dramatic decline in estimated market values that resulted from a significant decrease in our stock price and the declines in our and our competitors’ market capitalizations that occurred during the fourth quarter of 2008. The long-lived asset impairment charges related to theatre properties recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

Impairment of Goodwill and Intangible Assets

We evaluate goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable. We evaluate goodwill for impairment at the reporting unit level and have allocated goodwill to the reporting unit based on an estimate of its relative fair value. Management considers the reporting unit to be each of our sixteen regions in the U.S. and each of our eight international countries (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are considered one reporting unit). The evaluation is a two-step approach requiring us to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during 2008, 2009 and 2010. As of December 31, 2010, the carrying value of goodwill allocated to reporting units where the estimated fair value was less than 10% more than the carrying value was approximately $77 million. Declines in our stock price or market capitalization, declines in our attendance due to increased competition in certain regions and/or countries or economic factors that lead to a decline in attendance in any given region or country could negatively affect our estimated fair values and could result in further impairments of goodwill.

Tradename intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. We estimate the fair value of our tradenames by applying an estimated market royalty rate that could be charged for the use of our tradename to forecasted future revenues, with an adjustment for the present value of such royalties. If the estimated fair value is less than the carrying value, the tradename intangible asset is written down to its estimated fair value. Significant judgment is involved in estimating market royalty rates and long-term revenue forecasts. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected revenue performance and industry trends. As of December 31, 2010, the carrying value of tradename intangible assets where the estimated fair value was less than 10% more than the carrying value was approximately $136 million.

Income Taxes

We use an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not that such assets will be realized. Income taxes are provided on unremitted earnings from foreign subsidiaries unless such earnings are expected to be indefinitely reinvested. Income taxes have also been provided for potential tax assessments. The evaluation of an uncertain tax position is a two-step process. The first step is recognition: We determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position would be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements result in (1) a change in a liability for income taxes payable or (2) a change in an income tax refund receivable, a deferred tax asset or a deferred tax liability or both (1) and (2). We accrue interest and penalties on uncertain tax positions.

Recent Developments

Dividend Declaration

On February 24, 2011 our board of directors declared a cash dividend in the amount of $0.21 per common share payable to stockholders of record on March 4, 2011. The dividend will be paid on March 16, 2011.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our consolidated statements of operations:

	Year Ended December 31,
	2008	2009	2010

Operating data (in millions):
Revenues
Admissions	$1,127.0	$1,293.4	$1,405.4
Concession	534.8	602.9	642.3
Other	80.5	80.2	93.4

Total revenues	1,742.3	1,976.5	2,141.1
Cost of operations
Film rentals and advertising	612.2	708.2	769.7
Concession supplies	86.6	91.9	97.5
Salaries and wages	181.0	203.4	221.2
Facility lease expense	225.6	238.8	255.7
Utilities and other	205.8	222.7	239.5
General and administrative expenses	90.8	96.5	109.1
Depreciation and amortization	158.1	149.5	143.5
Impairment of long-lived assets	113.5	11.8	12.5
(Gain) loss on sale of assets and other	8.5	3.2	(0.4)

Total cost of operations	1,682.1	1,726.0	1,848.3

Operating income	$60.2	$250.5	$292.8

Operating data as a percentage of total revenues:
Revenues
Admissions	64.7%	65.4%	65.6%
Concession	30.7%	30.5%	30.0%
Other	4.6%	4.1%	4.4%

Total revenues	100.0%	100.0%	100.0%

Cost of operations(1)
Film rentals and advertising	54.3%	54.8%	54.8%
Concession supplies	16.2%	15.2%	15.2%
Salaries and wages	10.4%	10.3%	10.3%
Facility lease expense	12.9%	12.1%	11.9%
Utilities and other	11.8%	11.3%	11.2%
General and administrative expenses	5.2%	4.9%	5.1%
Depreciation and amortization	9.1%	7.6%	6.7%
Impairment of long-lived assets	6.5%	0.6%	0.6%
(Gain) loss on sale of assets and other	0.5%	0.2%	(0.0)%
Total cost of operations	96.5%	87.3%	86.3%
Operating income	3.5%	12.7%	13.7%

Average screen count (month end average)	4,703	4,860	4,909

Revenues per average screen (dollars)	$370,469	$406,681	$436,181

(1)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Comparison of Years Ended December 31, 2010 and December 31, 2009

Revenues.  Total revenues increased $164.6 million to $2,141.1 million for 2010 from $1,976.5 million for 2009, representing an 8.3% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating			International Operating
	Segment			Segment			Consolidated
	Year Ended			Year Ended			Year Ended
	December 31,			December 31,			December 31,
			%			%			%
	2010	2009	Change	2010	2009	Change	2010	2009	Change

Admissions revenues(1)	$1,044.7	$1,025.9	1.8%	$360.7	$267.5	34.8%	$1,405.4	$1,293.4	8.7%
Concession revenues(1)	$487.9	$485.2	0.6%	$154.4	$117.7	31.2%	$642.3	$602.9	6.5%
Other revenues(1)(2)	$44.3	$43.6	1.6%	$49.1	$36.6	34.2%	$93.4	$80.2	16.5%
Total revenues(1)(2)	$1,576.9	$1,554.7	1.4%	$564.2	$421.8	33.8%	$2,141.1	$1,976.5	8.3%
Attendance(1)	161.2	165.1	(2.4)%	80.0	71.6	11.7%	241.2	236.7	1.9%
Revenues per average screen(2)	$411,708	$408,017	0.9%	$523,078	$401,828	30.2%	$436,181	$406,681	7.3%

(1)	Amounts in millions.

(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 23 of our consolidated financial statements.

•	Consolidated. The increase in admissions revenues of $112.0 million was primarily attributable to a 1.9% increase in attendance and a 6.8% increase in average ticket price from $5.46 for 2009 to $5.83 for 2010. The increase in concession revenues of $39.4 million was primarily attributable to the 1.9% increase in attendance and a 4.3% increase in concession revenues per patron from $2.55 for 2009 to $2.66 for 2010. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases and the favorable impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to price increases and the favorable impact of exchange rates in certain countries in which we operate. The 16.5% increase in other revenues was primarily due to increases in ancillary revenue.

•	U.S. The increase in admissions revenues of $18.8 million was primarily attributable to a 4.3% increase in average ticket price from $6.21 for 2009 to $6.48 for 2010, partially offset by a 2.4% decrease in attendance for 2010. The increase in concession revenues of $2.7 million was primarily attributable to a 3.1% increase in concession revenues per patron from $2.94 for 2009 to $3.03 for 2010, partially offset by the 2.4% decrease in attendance for 2010. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases, and the increase in concession revenues per patron was primarily due to price increases.

•	International. The increase in admissions revenues of $93.2 million was primarily attributable to an 11.7% increase in attendance and a 20.6% increase in average ticket price from $3.74 for 2009 to $4.51 for 2010. The increase in concession revenues of $36.7 million was primarily attributable to the 11.7% increase in attendance and a 17.7% increase in concession revenues per patron from $1.64 for 2009 to $1.93 for 2010. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases and the favorable impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to price increases and the favorable impact of exchange rates in certain countries in which we operate. The 34.2% increase in other revenues was primarily due to increases in ancillary revenue.

Cost of Operations.  The table below summarizes certain of our theatre operating costs by reportable operating segment (in millions).

	U.S.		International Operating
	Operating Segment		Segment		Consolidated
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2010	2009	2010	2009	2010	2009

Film rentals and advertising	$586.6	$572.3	$183.1	$135.9	$769.7	$708.2
Concession supplies	59.1	61.9	38.4	30.0	97.5	91.9
Salaries and wages	174.1	168.8	47.1	34.6	221.2	203.4
Facility lease expense	181.9	178.8	73.8	60.0	255.7	238.8
Utilities and other	161.5	163.5	78.0	59.2	239.5	222.7

•	Consolidated. Film rentals and advertising costs were $769.7 million for 2010 compared to $708.2 million for 2009, both of which represented 54.8% of admissions revenues. The increase in film rentals and advertising costs of $61.5 million was primarily due to the $112.0 million increase in admissions revenues. Concession supplies expense was $97.5 million for 2010 compared to $91.9 million for 2009, both of which represent 15.2% of concession revenues. The increase in concession supplies expense of $5.6 million was primarily due to the $39.4 million increase in concession revenues.

Salaries and wages increased to $221.2 million for 2010 from $203.4 million for 2009 primarily due to increased minimum wages in both our U.S. and international segments, increased staffing levels to support the 1.9% increase in attendance, new theatre openings and the impact of exchange rates in certain countries in which we operate. Facility lease expense increased to $255.7 million for 2010 from $238.8 million for 2009 primarily due to new theatres, increased percentage rent related to the 8.3% increase in revenues and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $239.5 million for 2010 from $222.7 million for 2009 primarily due to increased variable costs related to the 1.9% increase in attendance, increased costs related to new theatres, increased 3-D equipment rental fees and the impact of exchange rates in certain countries in which we operate.

•	U.S. Film rentals and advertising costs were $586.6 million, or 56.2% of admissions revenues, for 2010 compared to $572.3 million, or 55.8% of admissions revenues, for 2009. The increase in film rentals and advertising costs of $14.3 million was primarily due to the $18.8 million increase in admissions revenues and an increase in our film rentals and advertising rate. The increase in the film rentals and advertising rate was primarily due to higher film rental rates associated with certain blockbuster films released in 2010, including the carryover of Avatar. Concession supplies expense was $59.1 million, or 12.1% of concession revenues, for 2010, compared to $61.9 million, or 12.8% of concession revenues, for 2009. The decrease in concession supplies expense was primarily due to a decrease in the concession supplies rate due to favorable inventory procurement costs along with the successful implementation of sales price increases.

Salaries and wages increased to $174.1 million for 2010 from $168.8 million for 2009 primarily due to increased minimum wage rates and new theatre openings. Facility lease expense increased to $181.9 million for 2010 from $178.8 million for 2009 primarily due to new theatres. Utilities and other costs decreased to $161.5 million for 2010 from $163.5 million for 2009 primarily due to lower utility costs and property taxes, offset by increased 3-D equipment rental fees.

•	International. Film rentals and advertising costs were $183.1 million for 2010 compared to $135.9 million for 2009, both of which represented 50.8% of admissions revenues. The increase in film rentals and advertising costs of $47.2 million was primarily due to the $93.2 million increase in admissions revenues. Concession supplies expense was $38.4 million, or 24.9% of concession revenues, for 2010 compared to $30.0 million, or 25.5% of concession revenues, for 2009. The increase in concession supplies expense of $8.4 million was primarily due to the $36.7 million increase in concession revenues, partially offset by a lower concession supplies rate.

Salaries and wages increased to $47.1 million for 2010 from $34.6 million for 2009 primarily due to increased staffing levels to support the 11.7% increase in attendance, increased minimum wage rates, new theatre openings and the impact of exchange rates in certain countries in which we operate. Facility lease expense increased to $73.8 million for 2010 from $60.0 million for 2009 primarily due to new theatres, increased percentage rent related to the 33.8% increase in revenues and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $78.0 million for 2010 from $59.2 million for 2009 primarily due to increased variable costs related to the 11.7% increase in attendance, increased costs related to new theatres, increased 3-D equipment rental fees and the impact of exchange rates in certain countries in which we operate.

General and Administrative Expenses.  General and administrative expenses increased to $109.1 million for 2010 from $96.5 million for 2009. The increase was primarily due to increased service charges of $4.1 million related to increased credit card activity, increased share based awards compensation expense of $4.1 million, increased professional fees of $2.2 million and the impact of exchange rates in certain countries in which we operate.

Depreciation and Amortization.  Depreciation and amortization expense, including amortization of favorable/ unfavorable leases, was $143.5 million for 2010 compared to $149.5 million for 2009. The decrease was primarily due to a significant amount of the equipment acquired in the Century Acquisition becoming fully depreciated during the fourth quarter of 2009, partially offset by the impact of accelerated depreciation taken on our domestic 35 millimeter projection systems that will be replaced with digital projection systems. We recorded approximately $9.4 million of depreciation expense related to these 35 millimeter projection systems during 2010.

Impairment of Long-Lived Assets.  We recorded asset impairment charges on assets held and used of $12.5 million for 2010 compared to $11.8 million for 2009. Impairment charges for 2010 consisted of $10.8 million of theatre properties and $1.5 million of intangible assets, impacting eighteen of our twenty-four reporting units, and $0.2 million related to an equity investment that was written down to its estimated fair value. Impairment charges for 2009 consisted of $11.4 million of theatre properties and $0.3 million of intangible assets associated with theatre properties, impacting nineteen of our twenty-four reporting units, and $0.1 million related to an equity investment that was written down to its estimated fair value. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. See Notes 10 and 11 to our consolidated financial statements.

(Gain) Loss on Sale of Assets and Other.  We recorded a gain on sale of assets and other of $0.4 million during 2010 compared to a loss on sale of assets and other of $3.2 million during 2009. The gain recorded during 2010 included a gain of $7.0 million related to the sale of a theatre in Canada and a gain of $8.5 million related to the sale of our interest in a profit sharing agreement related to another previously sold property in Canada, which were partially offset by a loss of $5.8 million for the write-off of an intangible asset associated with a vendor contract in Mexico that was terminated, a loss of $2.3 million for the write-off of intangible assets associated with our original IMAX license agreement that was terminated, a loss of $2.0 million that was recorded upon the contribution and sale of digital projection systems to DCIP and a loss of $0.9 million related to storm damage to a U.S. theatre. See Note 7 to our consolidated financial statements for discussion of DCIP. The loss recorded during 2009 was primarily related to the write-off of theatre equipment that was replaced.

Interest Expense.  Interest costs incurred, including amortization of debt issue costs, were $112.4 million for 2010 compared to $102.5 million for 2009. The increase was primarily due to increases in interest rates on our variable rate debt related to the amendment and extension of our senior secured credit facility. See Note 13 to our consolidated financial statements for further discussion of our long-term debt.

Interest Income.  We recorded interest income of $6.1 million during 2010 compared to interest income of $4.9 million during 2009. The increase in interest income was primarily due to higher interest rates earned on our cash investments.

Loss on Early Retirement of Debt.  During 2009, we recorded a loss on early retirement of debt of $27.9 million as a result of the tender and call premiums paid and other fees related to the repurchase of approximately $419.4 million aggregate principal amount at maturity of Cinemark, Inc.’s 9 3/4% senior discount notes and the write-off of unamortized debt issue costs associated with these notes. See Note 13 to our consolidated financial statements.

Distributions from NCM.  We recorded distributions received from NCM of $23.4 million during 2010 and $20.8 million during 2009, which were in excess of the carrying value of our investment. See Note 6 to our consolidated financial statements.

Equity in Loss of Affiliates.  We recorded equity in loss of affiliates of $3.4 million during 2010 compared to $0.9 million during 2009. The equity in loss of affiliates recorded during 2010 included a loss of approximately $7.9 million related to our equity investment in DCIP (see Note 7 to our consolidated financial statements) offset by income of approximately $4.5 million related to our equity investment in NCM (see Note 6 to our consolidated financial statements). The equity in loss of affiliates recorded during 2009 included a loss of approximately $2.8 million related to our equity investment in DCIP offset by income of approximately $1.9 million related to our equity investment in NCM.

Income Taxes.  Income tax expense of $57.8 million was recorded for 2010 compared to $44.8 million recorded for 2009. The effective tax rate for 2010 was 27.9%. The effective tax rate for 2009 was 30.8%. See Note 21 to our consolidated financial statements.

Comparison of Years Ended December 31, 2009 and December 31, 2008

Revenues.  Total revenues increased $234.2 million to $1,976.5 million for 2009 from $1,742.3 million for 2008, representing a 13.4% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating			International Operating
	Segment			Segment			Consolidated
	Year Ended			Year Ended			Year Ended
	December 31,			December 31,			December 31,
			%			%			%
	2009	2008	Change	2009	2008	Change	2009	2008	Change

Admissions revenues(1)	$1,025.9	$889.1	15.4%	$267.5	$237.9	12.4%	$1,293.4	$1,127.0	14.8%
Concession revenues(1)	$485.2	$426.5	13.8%	$117.7	$108.3	8.7%	$602.9	$534.8	12.7%
Other revenues(1)(2)	$43.6	$40.9	6.6%	$36.6	$39.6	(7.6)%	$80.2	$80.5	(0.4)%
Total revenues(1)(2)	$1,554.7	$1,356.5	14.6%	$421.8	$385.8	9.3%	$1,976.5	$1,742.3	13.4%
Attendance(1)	165.1	147.9	11.6%	71.6	63.4	12.9%	236.7	211.3	12.0%
Revenues per average screen(2)	$408,017	$368,313	10.8%	$401,828	$378,252	6.2%	$406,681	$370,469	9.8%

(1)	Amounts in millions.

(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 23 of our consolidated financial statements.

•	Consolidated. The increase in admissions revenues of $166.4 million was primarily attributable to a 12.0% increase in attendance and a 2.4% increase in average ticket price from $5.33 for 2008 to $5.46 for 2009. The increase in concession revenues of $68.1 million was primarily attributable to the 12.0% increase in attendance and a 0.8% increase in concession revenues per patron from $2.53 for 2008 to $2.55 for 2009. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases, and the increase in concession revenues per patron was primarily due to price increases.

•	U.S. The increase in admissions revenues of $136.8 million was primarily attributable to an 11.6% increase in attendance and a 3.3% increase in average ticket price from $6.01 for 2008 to $6.21 for 2009. The increase in concession revenues of $58.7 million was primarily attributable to the 11.6% increase in attendance and a 2.1% increase in concession revenues per patron from $2.88 for 2008 to $2.94 for 2009. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases, and the increase in concession revenues per patron was primarily due to price increases.

•	International. The increase in admissions revenues of $29.6 million was primarily attributable to a 12.9% increase in attendance, partially offset by a 0.3% decrease in average ticket price from $3.75 for 2008 to $3.74 for 2009. The increase in concession revenues of $9.4 million was primarily attributable to the 12.9% increase in attendance, partially offset by a 4.1% decrease in concession revenues per patron from $1.71 for 2008 to $1.64 for 2009. The decreases in average ticket price and concession revenues per patron were due to the unfavorable impact of exchange rates during most of the year in certain countries in which we operate. The 7.6% decrease in other revenues was primarily due to the unfavorable impact of exchange rates during most of the year in certain countries in which we operate.

Cost of Operations.  The table below summarizes certain of our theatre operating costs by reportable operating segment (in millions).

	U.S.		International Operating
	Operating Segment		Segment		Consolidated
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2009	2008	2009	2008	2009	2008

Film rentals and advertising	$572.3	$494.6	$135.9	$117.6	$708.2	$612.2
Concession supplies	61.9	58.5	30.0	28.1	91.9	86.6
Salaries and wages	168.8	149.5	34.6	31.5	203.4	181.0
Facility lease expense	178.8	166.8	60.0	58.8	238.8	225.6
Utilities and other	163.5	151.8	59.2	54.0	222.7	205.8

•	Consolidated. Film rentals and advertising costs were $708.2 million, or 54.8% of admissions revenues, for 2009 compared to $612.2 million, or 54.3% of admissions revenues, for 2008. The increase in film rentals and advertising costs of $96.0 million was primarily due to the $166.4 million increase in admissions revenues. The increase in the film rentals and advertising rate was primarily due to higher film rental rates associated with the increased number of blockbuster films released in 2009. Concession supplies expense was $91.9 million, or 15.2% of concession revenues, for 2009, compared to $86.6 million, or 16.2% of concession revenues, for 2008. The decrease in the concession supplies rate was primarily related to the benefit of our new U.S. beverage agreement that was effective at the beginning of 2009.

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

•	U.S. Film rentals and advertising costs were $572.3 million, or 55.8% of admissions revenues, for 2009 compared to $494.6 million, or 55.6% of admissions revenues, for 2008. The increase in film rentals and advertising costs of $77.7 million was primarily due to the $136.8 million increase in admissions revenues. The increase in the film rentals and advertising rate was primarily due to higher film rental rates associated with the increased number of blockbuster films released in 2009. Concession supplies expense was $61.9 million, or 12.8% of concession revenues, for 2009, compared to $58.5 million, or 13.7% of concession revenues, for 2008. The decrease in the concession supplies rate was primarily related to the benefit of our new U.S. beverage agreement that was effective at the beginning of 2009.

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

•	International. Film rentals and advertising costs were $135.9 million, or 50.8% of admissions revenues, for 2009 compared to $117.6 million, or 49.4% of admissions revenues, for 2008. The increase in the film rentals and advertising rate was primarily due to higher film rental rates associated with the increased number of blockbuster films released in 2009. Concession supplies expense was $30.0 million, or 25.5% of concession revenues, for 2009 compared to $28.1 million, or 25.9% of concession revenues, for 2008.

Salaries and wages increased to $34.6 million for 2009 from $31.5 million for 2008 primarily due to increased staffing levels to support the 12.9% increase in attendance, increases in minimum wage rates and new theatre openings. Facility lease expense increased to $60.0 million for 2009 from $58.8 million for 2008 primarily due to new theatres and increased percentage rent related to the 9.3% increase in revenues. Utilities and other costs increased to $59.2 million for 2009 from $54.0 million for 2008 primarily due to increased variable costs related to the 12.9% increase in attendance, increased costs related to new theatres, increased repairs and maintenance expense and increased 3-D equipment rental fees.

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

Interest Expense.  Interest costs incurred, including amortization of debt issue costs, were $102.5 million for 2009 compared to $116.1 million for 2008. The decrease was primarily due to decreases in interest rates on our debt. See Note 13 to our consolidated financial statements for further discussion of our long term debt. In addition, during the 2008 period, we recorded a gain of approximately $5.4 million as a component of interest expense related to the change in fair value of one of our interest rate swap agreements that was deemed not highly effective. See Note 14 to our consolidated financial statements for further discussion of our interest rate swap agreements.

Interest Income.  We recorded interest income of $4.9 million during 2009 compared to interest income of $13.3 million during 2008. The decrease in interest income was primarily due to lower interest rates earned on our cash investments.

(Gain) Loss on Early Retirement of Debt.  During 2009, we recorded a loss on early retirement of debt of $27.9 million as a result of the tender and call premiums paid and other fees related to the repurchase of approximately $419.4 million aggregate principal amount at maturity of Cinemark, Inc.’s 9 3/4% senior discount notes and the write-off of unamortized debt issue costs associated with these notes. During 2008, we recorded a gain on early retirement of debt of $1.7 million as a result of the repurchase of $47.0 million aggregate principal amount at maturity of Cinemark, Inc.’s 9 3/4% senior discount notes partially offset by the write-off of unamortized debt issue costs. See Note 13 to our consolidated financial statements.

Distributions from NCM.  We recorded distributions received from NCM of $20.8 million during 2009 and $18.8 million during 2008, which were in excess of the carrying value of our investment. See Note 6 to our consolidated financial statements.

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

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, a majority of our theatres provide the patron a choice of using a credit card or debit card in place of cash. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities amounted to $257.3 million, $176.8 million and $264.8 million for the years ended December 31, 2008, 2009 and 2010, respectively. The decrease in the level of cash provided by operating activities for the year ended December 31, 2009 was primarily due to the repurchase of approximately $419.4 million of our 9 3/4% senior discount notes, which included payment of $158.3 million of interest that had accreted on the senior discount notes since issuance during 2004. The principal portion of the repurchase is reflected as a financing activity.

Investing Activities

We plan to fund capital expenditures for our continued development with cash flow from operations, borrowings under our senior secured credit facility, and proceeds from debt issuances, sale leaseback transactions and/or sales of excess real estate.

Our investing activities have been principally related to the development and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities amounted to $94.9 million, $183.1 million and $136.1 million for the years ended December 31, 2008, 2009 and 2010, respectively. The increase in cash used for investing activities for the year ended December 31, 2009 was primarily due to the acquisition of four theatres in the U.S. for approximately $49.0 million (see Note 5 to the consolidated financial statements) and the acquisition of one theatre in Brazil for approximately $9.1 million.

Capital expenditures for the years ended December 31, 2008, 2009 and 2010 were as follows (in millions):

	New	Existing
Period	Theatres	Theatres	Total

Year Ended December 31, 2008	$69.9	$36.2	$106.1
Year Ended December 31, 2009	$36.5	$88.3	$124.8
Year Ended December 31, 2010	$54.5	$101.6	$156.1

We continue to invest in our U.S. theatre circuit. We built five new theatres and 63 screens, acquired one theatre with eight screens and closed seven theatres with 69 screens during the year ended December 31, 2010, bringing our total domestic screen count to 3,832. At December 31, 2010, we had signed commitments to open four new theatres and 51 screens in domestic markets during 2011 and open four new theatres with 60 screens subsequent to 2011. We estimate the remaining capital expenditures for the development of these 111 domestic screens will be approximately $48 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

We also continue to expand our international theatre circuit. We built nine new theatres and 67 screens and closed two theatres and 20 screens during the year ended December 31, 2010, bringing our total international screen count to 1,113. At December 31, 2010, we had signed commitments to open eight new theatres with 51 screens in international markets during 2011 and open five new theatres with 34 screens subsequent to 2011. We estimate the remaining capital expenditures for the development of these 85 international screens will be approximately $63 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

Financing Activities

Cash provided by (used for) financing activities was $(135.1) million, $78.3 million and $(106.7) million during the years ended December 31, 2008, 2009 and 2010, respectively. Cash provided by financing activities for the year ended December 31, 2009 includes the net proceeds of $458.5 million from the issuance of our $470 million 8.625% senior notes, partially offset by $261.1 million used for the repurchase of approximately $419.4 million of our 9 3/4% senior discount notes. The accreted interest portion of the repurchase of $158.3 million is reflected as an operating activity.

Below is a summary of dividends paid during 2008, 2009 and 2010:

	Date of	Date	Amount per	Total
Date Declared	Record	Paid	Common Share(1)	Dividends

02/26/08	03/06/08	03/14/08	$0.18	$19.3 million
05/09/08	05/30/08	06/12/08	$0.18	$19.3 million
08/07/08	08/25/08	09/12/08	$0.18	$19.3 million
11/06/08	11/26/08	12/11/08	$0.18	$19.6 million
02/13/09	03/05/09	03/20/09	$0.18	$19.6 million
05/13/09	06/02/09	06/18/09	$0.18	$19.7 million
07/29/09	08/17/09	09/01/09	$0.18	$19.7 million
11/04/09	11/25/09	12/10/09	$0.18	$19.7 million
02/25/10	03/05/10	03/19/10	$0.18	$20.1 million
05/13/10	06/04/10	06/18/10	$0.18	$20.2 million
07/29/10	08/17/10	09/01/10	$0.18	$20.4 million
11/02/10	11/22/10	12/07/10	$0.21	$23.8 million

(1)	Beginning with the dividend declared on November 2, 2010, the Company’s board of directors raised the quarterly dividend to $0.21 per common share.

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

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of December 31, 2009 and 2010:

	December 31, 2009	December 31, 2010

Cinemark USA, Inc. term loan	$1,083.6	$1,072.8
Cinemark USA, Inc. 8 5/8% senior notes due 2019(1)	458.9	459.7
Cinemark USA, Inc. 9% senior subordinated notes due 2013	0.2	—
Other long-term debt	1.0	—

Total long-term debt	$1,543.7	$1,532.5
Less current portion	12.2	10.8

Long-term debt, less current portion	$1,531.5	$1,521.7

(1)	Includes the $470.0 million aggregate principal amount of the 8.625% senior notes net of the original issue discount, which was $11.1 million and $10.3 million as of December 31, 2009 and 2010, respectively.

As of December 31, 2010, we had $150.0 million in available borrowing capacity on our revolving credit line.

As of December 31, 2010, our long-term debt obligations, scheduled interest payments on long-term debt, future minimum lease obligations under non-cancelable operating and capital leases, scheduled interest payments under capital leases and other obligations for each period indicated are summarized as follows:

	Payments Due by Period
		Less than			After
Contractual Obligations	Total	One Year	1 - 3 Years	4 - 5 Years	5 Years
			(In millions)

Long-term debt(1)	$1,542.8	$10.8	$174.6	$18.4	$1,339.0
Scheduled interest payments on long-term debt(2)	580.7	91.4	175.8	164.7	148.8
Operating lease obligations	1,795.2	200.1	396.5	370.9	827.7
Capital lease obligations	140.2	7.3	17.6	22.5	92.8
Scheduled interest payments on capital leases	100.4	13.9	25.3	21.3	39.9
Employment agreements	11.4	3.8	7.6	—	—
Purchase commitments(3)	121.8	44.8	75.1	0.5	1.4
Current liability for uncertain tax positions(4)	1.9	1.9	—	—	—

Total obligations	$4,294.4	$374.0	$872.5	$598.3	$2,449.6

(1)	Includes the 8.625% senior notes in the aggregate principal amount of $470.0 million excluding the discount of $10.3 million.

(2)	Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates in effect on December 31, 2010. The average interest rates in effect on our fixed rate and variable rate debt are 7.0% and 3.1%, respectively, as of December 31, 2010.

(3)	Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of December 31, 2010.

(4)	The contractual obligations table excludes the long-term portion of our liability for uncertain tax positions of $17.8 million because we cannot make a reliable estimate of the timing of the related cash payments.

Cinemark USA, Inc. Senior Secured Credit Facility

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

At December 31, 2010, there was $1,072.8 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $150.0 million in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the senior secured credit facility at December 31, 2010 was approximately 4.8% per annum.

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

See discussion of interest rate swap agreements under Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Cinemark USA, Inc. 8 5/8% Senior Notes

On June 29, 2009, Cinemark USA, Inc. issued $470.0 million aggregate principal amount of 8.625% senior notes due 2019 with an original issue discount of approximately $11.5 million, resulting in proceeds of approximately $458.5 million. The proceeds were primarily used to fund the repurchase of the remaining $419.4 million aggregate principal amount at maturity of Cinemark, Inc.’s 9 3/4% senior discount notes discussed below. Interest is payable on June 15 and December 15 of each year. The senior notes mature on June 15, 2019. As of December 31, 2010, the carrying value of the senior notes was approximately $459.7 million.

Cinemark USA, Inc. filed a registration statement with the Securities and Exchange Commission on September 24, 2009 pursuant to which it offered to exchange the senior notes for substantially similar registered senior notes. The registration statement became effective on December 17, 2009. The exchanged registered senior notes do not have transfer restrictions.

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

The indenture to the senior notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) consummate specified asset sales, (2) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (3) incur additional indebtedness and issue preferred stock, (4) enter into transactions with affiliates, (5) enter new lines of business, (6) merge or consolidate with, or sell all or substantially all of its assets to another person and (7) create liens. Upon a change of control of Cinemark Holdings, Inc. or Cinemark USA, Inc., Cinemark

USA, Inc. would be required to make an offer to repurchase the senior notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest through the date of repurchase. Certain asset dispositions are considered triggering events that may require Cinemark USA, Inc. to use the proceeds from those asset dispositions to make an offer to purchase the notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase if such proceeds are not otherwise used within 365 days as described in the indenture. The indenture governing the senior notes allows Cinemark USA, Inc. to incur additional indebtedness if we satisfy the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2010 was 5.04 to 1.

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

Prior to 2008, Cinemark, Inc. repurchased on the open market $110,770 aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $96,741 including accreted interest of $22,147 and cash premiums of $5,380. Cinemark, Inc. funded these repurchases with available cash from its operations and with proceeds from our initial public offering.

During 2008, in ten open market purchases, Cinemark, Inc. repurchased $47,000 aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $42,208, including accreted interest of $15,186 and a discount of $2,537. Cinemark, Inc. funded the transactions with proceeds from our initial public offering.

On June 15, 2009, Cinemark, Inc. commenced a cash tender offer for any and all of its 9 3/4% senior discount notes due 2014, of which $419,403 aggregate principal amount at maturity remained outstanding. In connection with the tender offer, Cinemark, Inc. solicited consents to adopt proposed amendments to the indenture to eliminate substantially all restrictive covenants and certain events of default provisions. On June 29, 2009, approximately $402,459 aggregate principal amount at maturity of the 9 3/4% senior discount notes were tendered and repurchased by Cinemark, Inc. for approximately $433,415, including accrued interest of $11,336 and tender premiums paid of $19,620. Cinemark, Inc. funded the repurchase with the proceeds from the issuance of the Cinemark USA, Inc. senior notes discussed above. On August 3, 2009, Cinemark, Inc. delivered to the Bank of New York Trust Company N.A., as trustee, a notice to redeem the $16,944 aggregate principal amount at maturity of its 9 3/4% senior discount notes remaining outstanding. The notice specified September 8, 2009 as the redemption date, at which time Cinemark, Inc. paid approximately $18,564, consisting of a redemption price of 104.875% of the face amount of the discount notes remaining outstanding plus accrued and unpaid interest to, but not including, the redemption date. Cinemark, Inc. funded the redemption with proceeds from the issuance of the Cinemark USA, Inc. senior notes discussed above.

Cinemark USA, Inc. 9% Senior Subordinated Notes

On February 11, 2003, Cinemark USA, Inc. issued $150 million aggregate principal amount of 9% senior subordinated notes due 2013 and on May 7, 2003, Cinemark USA, Inc. issued an additional $210 million aggregate principal amount of 9% senior subordinated notes due 2013, collectively referred to as the 9% senior subordinated notes. Interest was payable on February 1 and August 1 of each year.

Prior to 2009, Cinemark USA, Inc. repurchased a total of $359.8 million aggregate principal amount of its 9% senior subordinated notes. The transactions were funded by Cinemark USA, Inc. with proceeds from its sale of a portion of its investment in NCM during 2007 and available cash from operations. Cinemark USA, Inc. also executed a supplemental indenture removing substantially all of the restrictive covenants and certain events of default.

On October 14, 2010, Cinemark USA, Inc. redeemed all of its remaining outstanding 9% senior subordinated notes for approximately $0.2 million, including accrued interest and premiums.

Covenant Compliance

As of December 31, 2010, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt.

Ratings

We are rated by nationally recognized rating agencies. The significance of individual ratings varies from agency to agency. However, companies’ assigned ratings at the top end of the range have, in the opinion of certain rating agencies, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capability. Ratings are always subject to change and there can be no assurance that our current ratings will continue for any given period of time. A downgrade of our debt ratings, depending on the extent, could increase the cost to borrow funds. Below are our latest ratings per category, which were current as of February 28, 2011.

Category	Moody’s	Standard and Poor’s

Cinemark USA, Inc. 8.625% Senior Notes	B3	B-
Cinemark USA, Inc. Senior Secured Credit Facility	Ba3	BB-

New Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU No. 2009-17”). This update changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU No. 2009-17 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU No. 2009-17 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. We adopted ASU No. 2009-17 as of January 1, 2010, and its application had no impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”), which amends FASB ASC Topic 820-10, “Fair Value Measurements and Disclosures”. This update requires additional disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3 and clarifies certain other existing disclosure requirements. We adopted ASU No. 2010-06 beginning January 1, 2010. This update did not have a significant impact on our disclosures.

In August 2010, the FASB issued ASU No. 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules” (“ASU No. 2010-21”). This update amends various SEC paragraphs in the FASB Accounting Standards Codification pursuant to SEC Final Rule, “Technical Amendments to Rules Forms, Schedules and Codification of Financial Reporting Policies”. The adoption of ASU No. 2010-21 did not affect our consolidated financial statements.

In August 2010, the FASB issued ASU No. 2010-22, “Accounting for Various Topics” (“ASU No. 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of Staff Accounting Bulletin (“SAB”) 112. SAB 112 was issued to bring existing SEC guidance into conformity with ASC Topic 805,

“Business Combinations” and ASC Topic 810 “Consolidation”. The adoption of ASU No. 2010-22 did not affect our consolidated financial statements.

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

We have exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We are currently party to variable rate debt facilities. An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt facilities. At December 31, 2010, there was an aggregate of approximately $422.8 million of variable rate debt outstanding under these facilities, which excludes $650.0 million of Cinemark USA, Inc.’s term loan debt that is hedged with the Company’s interest rate swap agreements as discussed below. Based on the interest rates in effect on the variable rate debt outstanding at December 31, 2010, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $4.2 million.

Our current interest rate swap agreements qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on our consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive income (loss) and the ineffective portion reported in earnings.

Below is a summary of our current interest rate swap agreements:

Amount Hedged	Effective Date	Pay Rate	Receive Rate	Expiration Date

$125,000	August 2007	4.9220%	3-month LIBOR	August 2012
$100,000	November 2008	3.6300%	1-month LIBOR	November 2011
$75,000	November 2008	3.6300%	1-month LIBOR	November 2012
$175,000	December 2010	1.3975%	1-month LIBOR	September 2015
$175,000	December 2010	1.4000%	1-month LIBOR	September 2015

The table below provides information about our fixed rate and variable rate long-term debt agreements as of December 31, 2010:

									Average
	Expected Maturity for the Twelve-Month Periods Ending December 31,								Interest
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value	Rate
	(In millions)

Fixed rate(1)(2)	$—	$—	$—	$—	$—	$1,120.0	$1,120.0	$1,159.2	7.0%
Variable rate	10.8	47.9	126.7	9.2	9.2	219.0	422.8	422.8	3.1%

Total debt	$10.8	$47.9	$126.7	$9.2	$9.2	$1,339.0	$1,542.8	$1,582.0

(1)	Includes $650.0 million of the Cinemark USA, Inc. term loan, which represents the debt currently hedged with the Company’s interest rate swap agreements.

(2)	Includes the 8.625% senior notes in the aggregate principal amount of $470.0 million, excluding the discount of $10.3 million.

Foreign Currency Exchange Rate Risk

We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and construction interior finish items and other operating supplies used by our international subsidiaries. A majority of the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. Generally accepted accounting principles in the U.S., or U.S. GAAP, require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our equity ownership in our international subsidiaries as of December 31, 2010, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed, would decrease the aggregate net book value of our investments in our international subsidiaries by approximately $47 million and would decrease the aggregate net income of our international subsidiaries for the years ended December 31, 2009 and 2010 by approximately $4 million and $8 million, respectively.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data are listed on the Index on page F-1 of this Form 10-K. Such financial statements and supplementary data are included herein beginning on page F-3.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2010, under the supervision and with the participation of our principal executive officer and principal financial officer, we carried out an evaluation required by the Securities Exchange Act of 1934, as amended, or the 1934 Act, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. The Company’s internal control framework and processes are designed to provide reasonable assurance to management and the board of directors regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements in accordance with the accounting principles generally accepted in the United States of America. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework. As a result of this assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

Certifications of our Chief Executive Officer and our Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act, are attached as exhibits to this Annual Report. This “Controls and

Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Cinemark Holdings, Inc.
Plano, Texas

We have audited the internal control over financial reporting of Cinemark Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 28, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  Deloitte & Touche LLP

Dallas, Texas
February 28, 2011

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting (under the headings “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance” and “Executive Officers”) to be held on May 12, 2011 and to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

Item 11.	Executive Compensation

Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting (under the heading “Executive Compensation”) to be held on May 12, 2011 and to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting (under the headings “Security Ownership of Certain Beneficial Owners and Management”) to be held on May 12, 2011 and to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting (under the heading “Certain Relationships and Related Party Transactions” and “Corporate Governance”) to be held on May 12, 2011 and to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting (under the heading “Board Committees — Audit Committee — Fees Paid to Independent Registered Public Accounting Firm”) to be held on May 12, 2011 and to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

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

Schedule I — Condensed Financial Information of Registrant beginning on page F-46.

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

Dated: February 28, 2011

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

Name	Title	Date

/s/ Lee Roy Mitchell Lee Roy Mitchell	Chairman of the Board of Directors and Director	February 28, 2011

/s/ Alan W. Stock Alan W. Stock	Chief Executive Officer (principal executive officer)	February 28, 2011

/s/ Robert Copple Robert Copple	Executive Vice President; Treasurer and Chief Financial Officer (principal financial and accounting officer)	February 28, 2011

/s/ Benjamin D. Chereskin Benjamin D. Chereskin	Director	February 28, 2011

/s/ Vahe A. Dombalagian Vahe A. Dombalagian	Director	February 28, 2011

Name	Title	Date

/s/ Peter R. Ezersky Peter R. Ezersky	Director	February 28, 2011

/s/ Enrique F. Senior Enrique F. Senior	Director	February 28, 2011

/s/ Raymond W. Syufy Raymond W. Syufy	Director	February 28, 2011

/s/ Carlos M. Sepulveda Carlos M. Sepulveda	Director	February 28, 2011

/s/ Roger T. Staubach Roger T. Staubach	Director	February 28, 2011

/s/ Donald G. Soderquist Donald G. Soderquist	Director	February 28, 2011

/s/ Steven Rosenberg Steven Rosenberg	Director	February 28, 2011

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Cinemark Holdings, Inc.
Plano, Texas

We have audited the accompanying consolidated balance sheets of Cinemark Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2010, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cinemark Holdings, Inc. and subsidiaries as of December 31, 2009 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 28, 2011

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2010
	(In thousands, except share data)

ASSETS
Current assets
Cash and cash equivalents	$437,936	$464,997
Inventories	9,854	11,686
Accounts receivable	33,110	50,607
Income tax receivable	13,025	30,733
Deferred tax asset	3,321	8,099
Prepaid expenses and other	10,051	10,931

Total current assets	507,297	577,053
Theatre properties and equipment
Land	94,879	91,678
Buildings	394,654	396,158
Property under capital lease	204,881	212,314
Theatre furniture and equipment	639,538	677,710
Leasehold interests and improvements	602,583	670,344

Total	1,936,535	2,048,204
Less accumulated depreciation and amortization	716,947	832,758

Theatre properties and equipment, net	1,219,588	1,215,446
Other assets
Goodwill	1,116,302	1,122,971
Intangible assets — net	342,998	329,204
Investment in NCM	34,232	64,376
Investment in DCIP	640	10,838
Investment in Real D	—	27,993
Investments in and advances to affiliates	2,889	2,619
Deferred charges and other assets — net	52,502	70,978

Total other assets	1,549,563	1,628,979

Total assets	$3,276,448	$3,421,478

LIABILITIES AND EQUITY
Current liabilities
Current portion of long-term debt	$12,227	$10,836
Current portion of capital lease obligations	7,340	7,348
Current liability for uncertain tax positions	13,229	1,948
Accounts payable	53,709	64,132
Accrued film rentals	69,216	53,255
Accrued interest	6,411	5,138
Accrued payroll	29,928	31,191
Accrued property taxes	22,913	23,778
Accrued other current liabilities	65,859	74,314

Total current liabilities	280,832	271,940
Long-term liabilities
Long-term debt, less current portion	1,531,478	1,521,605
Capital lease obligations, less current portion	133,028	132,812
Deferred tax liability	124,823	129,293
Liability for uncertain tax positions	18,432	17,840
Deferred lease expenses	27,698	30,454
Deferred revenue — NCM	203,006	230,573
Other long-term liabilities	42,523	53,809

Total long-term liabilities	2,080,988	2,116,386
Commitments and contingencies (see Note 22)
Equity
Cinemark Holdings, Inc.’s stockholders’ equity
Common stock, $0.001 par value: 300,000,000 shares authorized; 114,222,523 shares issued and 110,917,105 shares outstanding at December 31, 2009; and 117,110,703 shares issued and 113,750,844 shares outstanding at December 31, 2010	114	117
Additional paid-in-capital	1,011,667	1,037,586
Treasury stock, 3,305,418 and 3,359,859 common shares at cost at December 31, 2009 and 2010, respectively	(43,895)	(44,725)
Retained earnings (deficit)	(60,595)	388
Accumulated other comprehensive income (loss)	(7,459)	28,181

Total Cinemark Holdings, Inc.’s stockholders’ equity	899,832	1,021,547
Noncontrolling interests	14,796	11,605

Total equity	914,628	1,033,152

Total liabilities and equity	$3,276,448	$3,421,478

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

	December 31,	December 31,	December 31,
	2008	2009	2010
	(In thousands, except per share data)

Revenues
Admissions	$1,126,977	$1,293,378	$1,405,389
Concession	534,836	602,880	642,326
Other	80,474	80,242	93,429

Total revenues	1,742,287	1,976,500	2,141,144
Cost of operations
Film rentals and advertising	612,248	708,160	769,698
Concession supplies	86,618	91,918	97,484
Salaries and wages	180,950	203,437	221,246
Facility lease expense	225,595	238,779	255,717
Utilities and other	205,814	222,660	239,470
General and administrative expenses	90,788	96,497	109,045
Depreciation and amortization	155,326	148,264	142,731
Amortization of favorable/unfavorable leases	2,708	1,251	777
Impairment of long-lived assets	113,532	11,858	12,538
(Gain) loss on sale of assets and other	8,488	3,202	(431)

Total cost of operations	1,682,067	1,726,026	1,848,275

Operating income	60,220	250,474	292,869
Other income (expense)
Interest expense	(116,058)	(102,505)	(112,444)
Interest income	13,265	4,909	6,105
Foreign currency exchange gain	986	635	1,054
Gain (loss) on early retirement of debt	1,698	(27,878)	(3)
Distributions from NCM	18,838	20,822	23,358
Dividend income	49	51	—
Equity in loss of affiliates	(2,373)	(907)	(3,438)

Total other expense	(83,595)	(104,873)	(85,368)

Income (loss) before income taxes	(23,375)	145,601	207,501
Income taxes	21,055	44,845	57,838

Net income (loss)	(44,430)	100,756	149,663
Less: Net income attributable to noncontrolling interests	3,895	3,648	3,543

Net income (loss) attributable to Cinemark Holdings, Inc.	$(48,325)	$97,108	$146,120

Weighted average shares outstanding
Basic	107,341	108,563	111,565

Diluted	107,341	110,255	112,151

Earnings (loss) per share attributable to Cinemark Holdings, Inc.’s common stockholders:
Basic	$(0.45)	$0.89	$1.30

Diluted	$(0.45)	$0.87	$1.29

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

							Accumulated	Total Cinemark			Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Additional	Retained	Other	Holdings, Inc.’s				Attributable to:
	Shares		Shares		Paid-in-	Earnings	Comprehensive	Stockholders’	Noncontrolling	Total	Cinemark	Noncontrolling
	Issued	Amount	Issued	Amount	Capital	(Deficit)	Income (Loss)	Equity	Interests	Equity	Holdings, Inc.	Interests	Total
	(In thousands)

Balance at January 1, 2008	106,984	$107	—	$—	$939,327	$47,074	$32,695	$1,019,203	$16,182	$1,035,385	$—	$—	$—
Issuance of restricted stock, net of restricted stock forfeitures	385	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	169	—	—	—	1,292	—	—	1,292	—	1,292	—	—	—
Share based awards compensation expense	—	—	—	—	5,113	—	—	5,113	—	5,113	—	—	—
Tax benefit related to stock option exercises	—	—	—	—	474	—	—	474	—	474	—	—	—
Issuance of shares as a result of Central America share exchange	903	1	—	—	12,948	—	—	12,949	(3,245)	9,704	—	—	—
Issuance of shares as a result of Ecuador share exchange	394	1	—	—	3,199	—	—	3,200	(1,574)	1,626	—	—	—
Dividends paid to stockholders	—	—	—	—	—	(77,534)	—	(77,534)	—	(77,534)	—	—	—
Dividends accrued on unvested restricted stock unit awards	—	—	—	—	—	(74)	—	(74)	—	(74)	—	—	—
Contribution by noncontrolling interest	—	—	—	—	—	—	—	—	585	585	—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(1,353)	(1,353)	—	—	—
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(48,325)	—	(48,325)	3,895	(44,430)	(48,325)	3,895	(44,430)
Fair value adjustments on interest rate swap agreements, net of taxes of $2,442	—	—	—	—	—	—	(22,063)	(22,063)	—	(22,063)	(22,063)	—	(22,063)
Amortization of accumulated other comprehensive loss on terminated swap agreement	—	—	—	—	—	—	1,351	1,351	—	1,351	1,351	—	1,351
Foreign currency translation adjustment	—	—	—	—	—	—	(84,330)	(84,330)	(1,519)	(85,849)	(84,330)	(1,519)	(85,849)

Balance at December 31, 2008	108,835	$109	—	$—	$962,353	$(78,859)	$(72,347)	$811,256	$12,971	$824,227	$(153,367)	$2,376	$(150,991)

Issuance of restricted stock, net of restricted stock forfeitures	479	—	(30)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options, net of stock withholdings	4,908	5	(3,275)	(43,895)	37,442	—	—	(6,448)	—	(6,448)	—	—	—
Share based awards compensation expense	—	—	—	—	4,304	—	—	4,304	—	4,304	—	—	—
Tax benefit related to stock option exercises	—	—	—	—	7,545	—	—	7,545	—	7,545	—	—	—
Dividends paid to stockholders	—	—	—	—	—	(78,643)	—	(78,643)	—	(78,643)	—	—	—
Dividends accrued on unvested restricted stock unit awards	—	—	—	—	—	(201)	—	(201)	—	(201)	—	—	—
Purchase of noncontrolling interest share of an Argentina subsidiary	—	—	—	—	23	—	—	23	(117)	(94)	—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(2,322)	(2,322)	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	97,108	—	97,108	3,648	100,756	97,108	3,648	100,756
Fair value adjustments on interest rate swap agreements, net of taxes of $2,359	—	—	—	—	—	—	3,898	3,898	—	3,898	3,898	—	3,898
Amortization of accumulated other comprehensive loss on terminated swap agreement	—	—	—	—	—	—	4,633	4,633	—	4,633	4,633	—	4,633
Foreign currency translation adjustment	—	—	—	—	—	—	56,357	56,357	616	56,973	56,357	616	56,973

Balance at December 31, 2009	114,222	$114	(3,305)	$(43,895)	$1,011,667	$(60,595)	$(7,459)	$899,832	$14,796	$914,628	$161,996	$4,264	$166,260

Colombia share exchange (see Note 9)	1,113	1	—	—	6,950	—	(1,086)	5,865	(5,865)	—	—	—	—
Share based awards compensation expense	—	—	—	—	8,352	—	—	8,352	—	8,352	—	—	—
Issuance of restricted stock, net of restricted stock forfeitures	684	1	—	—	—	—	—	1	—	1	—	—	—
Stock repurchases related to restricted stock that vested during the year ended December 31, 2010	—	—	(20)	(299)	—	—	—	(299)	—	(299)	—	—	—
Exercise of stock options, net of stock withholdings	1,092	1	(35)	(531)	8,327	—	—	7,797	—	7,797	—	—	—
Tax benefit related to stock option exercises	—	—	—	—	2,680	—	—	2,680	—	2,680	—	—	—
Dividends paid to stockholders	—	—	—	—	—	(84,502)	—	(84,502)	—	(84,502)	—	—	—
Dividends accrued on unvested restricted stock unit awards	—	—	—	—	—	(635)	—	(635)	—	(635)	—	—	—
Purchase of noncontrolling interest share of Panama subsidiary	—	—	—	—	(390)	—	—	(390)	(498)	(888)	—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(539)	(539)	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	146,120	—	146,120	3,543	149,663	146,120	3,543	149,663
Fair value adjustments on interest rate swap agreements, net of taxes of $4,339	—	—	—	—	—	—	7,170	7,170	—	7,170	7,170	—	7,170
Amortization of accumulated other comprehensive loss on terminated swap agreement	—	—	—	—	—	—	4,633	4,633	—	4,633	4,633	—	4,633
Fair value adjustments on available-for-sale securities, net of taxes of $3,424	—	—	—	—	—	—	5,659	5,659	—	5,659	5,659	—	5,659
Foreign currency translation adjustment	—	—	—	—	—	—	19,264	19,264	168	19,432	19,264	168	19,432

Balance at December 31, 2010	117,111	$117	(3,360)	$(44,725)	$1,037,586	$388	$28,181	$1,021,547	$11,605	$1,033,152	$182,846	$3,711	$186,557

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

	2008	2009	2010
	(In thousands)

Operating activities
Net income (loss)	$(44,430)	$100,756	$149,663
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	151,425	144,055	138,637
Amortization of intangible and other assets and unfavorable leases	6,609	5,460	4,871
Amortization of long-term prepaid rents	1,717	1,389	1,786
Amortization of debt issue costs	4,696	4,775	4,716
Amortization of deferred revenues, deferred lease incentives and other	(3,735)	(4,810)	(6,968)
Amortization of bond discount	—	365	780
Amortization of accumulated other comprehensive loss related to interest rate swap agreement	1,351	4,633	4,633
Impairment of long-lived assets	113,532	11,858	12,538
Share based awards compensation expense	5,113	4,304	8,352
(Gain) loss on sale of assets and other	8,488	3,202	(2,464)
Loss on contribution and sale of digital projection systems to DCIP	—	—	2,033
Gain on change in fair value of interest rate swap agreement	(5,422)	—	—
Write-off unamortized debt issue costs related to the early retirement of debt	839	6,337	—
Accretion of interest on senior discount notes	40,294	8,085	—
Deferred lease expenses	4,350	3,960	3,940
Deferred income tax expenses	(25,975)	(12,614)	(8,603)
Equity in loss of affiliates	2,373	907	3,438
Interest paid on repurchased senior discount notes	(15,186)	(158,349)	—
Tax benefit related to stock option exercises	474	7,545	2,680
Increase in deferred revenue related to new U.S. beverage agreement	—	6,550	—
Distributions from equity investees	644	2,699	5,486
Changes in other assets and liabilities	10,137	35,656	(60,767)

Net cash provided by operating activities	257,294	176,763	264,751
Investing activities
Additions to theatre properties and equipment	(106,109)	(124,797)	(156,102)
Proceeds from sale of theatre properties and equipment and other	2,539	2,178	21,791
Increase in escrow deposit due to like-kind exchange	(2,089)	—	—
Return of escrow deposits	24,828	—	—
Acquisition of theatres in the U.S.	(5,011)	(48,950)	—
Acquisition of theatres in Brazil	(5,100)	(9,061)	—
Investment in joint venture — DCIP, net of cash distributions	(4,000)	(2,500)	(1,756)

Net cash used for investing activities	(94,942)	(183,130)	(136,067)
Financing activities
Proceeds from stock option exercises	1,292	2,524	7,914
Payroll taxes paid as a result of noncash stock option exercises and restricted stock withholdings	—	(8,972)	(416)
Dividends paid to stockholders	(77,534)	(78,643)	(84,502)
Retirement of senior discount notes	(29,559)	(261,054)	—
Retirement of senior subordinated notes	(3)	—	(181)
Proceeds from issuance of senior notes	—	458,532	—
Payment of debt issue costs	—	(13,003)	(8,858)
Repayments of other long-term debt	(10,430)	(12,605)	(11,853)
Payments on capital leases	(4,901)	(6,064)	(7,327)
Termination of interest rate swap agreement	(12,725)	—	—
Purchase of non-controlling interest in Panama	—	—	(888)
Other	(1,231)	(2,416)	(539)

Net cash provided by (used for) financing activities	(135,091)	78,299	(106,650)
Effect of exchange rates on cash and cash equivalents	(15,701)	16,401	5,027

Increase in cash and cash equivalents	11,560	88,333	27,061
Cash and cash equivalents:
Beginning of year	338,043	349,603	437,936

End of year	$349,603	$437,936	$464,997

Supplemental information (see Note 20)

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — Cinemark Holdings, Inc. and subsidiaries (the “Company”) is a leader in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Brazil, Mexico, Chile, Colombia, Argentina, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. The Company also managed additional theatres in the U.S., Brazil, and Colombia during the year ended December 31, 2010.

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

Cash and Cash Equivalents — Cash and cash equivalents consist of operating funds held in financial institutions, petty cash held by the theatres and highly liquid investments with remaining maturities of three months or less when purchased. At December 31, 2010, cash investments were primarily in money market funds or other similar funds.

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

The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods for leased properties and a period of approximately twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820-10-35, are based on historical and projected operating performance, recent market transactions, and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was eight times for the evaluations performed during the first, second and third quarters of 2008 and six and a half times for the evaluation performed during the fourth quarter of 2008 and the evaluations performed during 2009 and 2010. The Company reduced the multiple it used to determine fair value during the fourth quarter of 2008 due to the dramatic decline in estimated market values that resulted from a significant decrease in its stock price and the declines in the market capitalizations of the Company and its competitors that occurred during the fourth quarter of 2008. The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 11.

Goodwill and Other Intangible Assets — Goodwill is the excess of cost over fair value of theatre businesses acquired. Goodwill is evaluated for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be fully recoverable. The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. Management considers the reporting unit to be each of its sixteen regions in the U.S. and each of its eight international countries (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are considered one reporting unit). Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions, and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during 2008, 2009 and 2010. See Notes 10 and 11.

Tradename intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. The Company estimates the fair value of its tradenames by applying an estimated market royalty rate that could be charged for the use of the Company’s tradename to forecasted future revenues, with an adjustment for the present value of such royalties. Significant judgment is involved in estimating market royalty rates and long-term revenue forecasts. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected revenue performance and industry trends. If the estimated fair value is less than the carrying value, the tradename intangible asset is written down to its estimated fair value.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the Company’s intangible assets and the amortization method used for each type of intangible asset:

Intangible Asset	Amortization Method

Goodwill	Indefinite-lived
Tradename	Indefinite-lived
Vendor contracts	Straight-line method over the terms of the underlying contracts. The remaining terms of the underlying contracts range from 1 to 12 years.
Favorable/unfavorable leases	Based on the pattern in which the economic benefits are realized over the terms of the lease agreements. The remaining terms of the lease agreements range from 1 to 27 years.
Other intangible assets	Straight-line method over the terms of the underlying agreement. The remaining term of the underlying agreements range from 4 to 10 years.

Deferred Charges and Other Assets — Deferred charges and other assets consist of debt issue costs, long-term prepaid rents, construction advances and other deposits, equipment to be placed in service, interest rate swap assets and other assets. Debt issue costs are amortized using the straight-line method (which approximates the effective interest method) over the primary financing terms of the related debt agreement. Long-term prepaid rents represent advance rental payments on operating leases. These payments are recognized to facility lease expense over the period for which the rent was paid in advance as outlined in the lease agreements. The amortization periods generally range from 1 to 10 years. See Note 14 for discussion of interest rate swap agreements.

Lease Accounting — The Company evaluates each lease for classification as either a capital lease or an operating lease. If substantially all of the benefits and risks of ownership have been transferred to the lessee, the Company records the lease as a capital lease at its inception. The Company performs this evaluation at the inception of the lease and when a modification is made to a lease. If the lease agreement calls for a scheduled rent increase during the lease term, the Company recognizes the lease expense on a straight-line basis over the lease term. The Company determines the straight-line rent expense impact of an operating lease upon inception of the lease. The landlord is typically responsible for constructing a theatre using guidelines and specifications agreed to by the Company and assumes substantially all of the risk of construction. If the Company concludes that it has substantially all of the construction period risks, it records a construction asset and related liability for the amount of total project costs incurred during the construction period. At the end of the construction period, the Company determines if the transaction qualifies for sale-leaseback accounting treatment in regards to lease classification.

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

Casualty Insurance — The Company is self-insured for general liability claims up to $250 per occurrence with an annual cap of approximately $2,650 per policy year and is self-insured for medical claims up to $125 per occurrence. The Company is fully insured for workers compensation claims. As of December 31, 2009 and 2010, the Company maintained insurance reserves of $8,022 and $7,447, respectively, which is reflected in accrued other current liabilities in the consolidated balance sheets.

Revenue and Expense Recognition — Revenues are recognized when admissions and concession sales are received at the box office. Other revenues primarily consist of screen advertising. Screen advertising revenues are recognized over the period that the related advertising is delivered on-screen or in-theatre. The Company records

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognizes admissions and concession revenue when a holder redeems the card or certificate. The Company recognizes unredeemed gift cards and other advanced sale-type certificates as revenue only after such a period of time indicates, based on historical experience, the likelihood of redemption is remote, and based on applicable laws and regulations. In evaluating the likelihood of redemption, the Company considers the period outstanding, the level and frequency of activity, and the period of inactivity. The Company recognized unredeemed gift cards and other advance sale-type certificates as revenues in the amount of $7,629, $7,162 and $7,073 during the years ended December 31, 2008, 2009 and 2010, respectively.

Film rental costs are accrued based on the applicable box office receipts and either mutually agreed upon firm terms or a sliding scale formula, which are generally established prior to the opening of the film, or estimates of the final mutually agreed upon settlement, which occurs at the conclusion of the film run, subject to the film licensing arrangement. Under a firm terms formula, the Company pays the distributor a mutually agreed upon specified percentage of box office receipts, which reflects either a mutually agreed upon aggregate rate for the life of the film or rates that decline over the term of the run. Under the sliding scale formula, film rental is paid as a percentage of box office revenues using a pre-determined matrix based upon box office performance of the film. The settlement process allows for negotiation of film rental fees upon the conclusion of the film run based upon how the film performs. Estimates are based on the expected success of a film. The success of a film can typically be determined a few weeks after a film is released when initial box office performance of the film is known. Accordingly, final settlements typically approximate estimates since box office receipts are known at the time the estimate is made and the expected success of a film can typically be estimated early in the film’s run. If actual settlements are different than those estimates, film rental costs are adjusted at that time. Advertising costs are expensed as incurred and the Company expensed $16,839, $15,104 and $16,147, respectively for the years ended December 31, 2008, 2009 and 2010.

Accounting for Share Based Awards — The Company measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The grant date fair value is estimated using either an option-pricing model, consistent with the terms of the award, or a market observed price, if such a price exists. Such costs are recognized over the period during which an employee is required to provide service in exchange for the award (which is usually the vesting period). The Company also estimates the number of instruments that will ultimately be forfeited, rather than accounting for forfeitures as they occur. See Note 19 for discussion of the Company’s share based awards and related compensation expense.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segments — As of December 31, 2010, the Company managed its business under two reportable operating segments, U.S. markets and international markets. See Note 23.

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

Foreign Currency Translations — The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in the consolidated balance sheets in accumulated other comprehensive income (loss). The Company recognizes foreign currency transaction gains and losses when changes in exchange rates impact transactions, other than intercompany transactions of a long-term investment nature, that have been denominated in a currency other than the functional currency.

Fair Value Measurements — The Company has interest rate swap agreements that are adjusted to fair value on a recurring basis (quarterly). The Company uses the income approach to determine the fair value of its interest rate swap agreements and under this approach, the Company uses projected future interest rates as provided by the counterparties to the interest rate swap agreements and the fixed rates that the Company is obligated to pay under these agreements. According to authoritative guidance, inputs used in fair value measurements fall into three different categories; Level 1, Level 2 and Level 3. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Therefore, the Company’s measurements use significant unobservable inputs, which fall in Level 3. There were no changes in valuation techniques during the period, no transfers in or out of Level 3 and no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to the Company’s current interest rate swap agreements. See Note 14 for further discussion of the Company’s interest rate swap agreements and Note 15 for further discussion of the Company’s fair value measurements.

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

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU No. 2009-17”). This update changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU No. 2009-17 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU No. 2009-17 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company adopted ASU No. 2009-17 as of January 1, 2010, and its application had no impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”), which amends FASB ASC Topic 820-10, “Fair Value Measurements and Disclosures”. This update requires additional disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3 and clarifies certain other existing disclosure requirements. The Company adopted ASU No. 2010-06 beginning January 1, 2010. This update did not have a significant impact on the Company’s disclosures.

In August 2010, the FASB issued ASU No. 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules” (“ASU No. 2010-21”). This update amends various SEC paragraphs in the FASB Accounting Standards Codification pursuant to SEC Final Rule, “Technical Amendments to Rules Forms, Schedules and Codification of Financial Reporting Policies”. The adoption of ASU No. 2010-21 did not affect the Company’s consolidated financial statements.

In August 2010, the FASB issued ASU No. 2010-22, “Accounting for Various Topics” (“ASU No. 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of Staff Accounting Bulletin (“SAB”) 112. SAB 112 was issued to bring existing SEC guidance into conformity with ASC Topic 805, “Business Combinations” and ASC Topic 810 “Consolidation.” The adoption of ASU No. 2010-22 did not affect the Company’s consolidated financial statements.

3.	EARNINGS PER SHARE

The Company considers its unvested share based payment awards, which contain non-forfeitable rights to dividends, participating securities, and includes such participating securities in its computation of earnings per share pursuant to the two-class method. Basic earnings per share for the two classes of stock (common stock and unvested restricted stock) is calculated by dividing net income (loss) by the weighted average number of shares of common stock and unvested restricted stock outstanding during the reporting period. Diluted earnings per share is calculated using the weighted average number of shares of common stock and unvested restricted stock plus the potentially dilutive effect of common equivalent shares outstanding determined under both the two class method and the treasury stock method.

The following table presents computations of basic and diluted earnings (loss) per share under the two class method:

	Year Ended December 31,
	2008	2009	2010

Numerator:
Net income (loss) attributable to Cinemark Holdings, Inc.	$(48,325)	$97,108	$146,120
(Earnings) loss allocated to participating share-based awards(1)	129	(635)	(1,399)

Net income (loss) attributable to common stockholders	$(48,196)	$96,473	$144,721

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2008	2009	2010

Denominator (shares in thousands):
Basic weighted average common stock outstanding	107,341	108,563	111,565
Common equivalent shares for stock options(2)	—	1,594	213
Common equivalent shares for restricted stock units(2)	—	98	373

Diluted	107,341	110,255	112,151

Basic earnings (loss) per share attributable to common stockholders	$(0.45)	$0.89	$1.30

Diluted earnings (loss) per share attributable to common stockholders	$(0.45)	$0.87	$1.29

(1)	For the years ended December 31, 2008, 2009 and 2010, a weighted average of approximately 287 shares, 714 shares and 1,076 shares of unvested restricted stock, respectively, are considered participating securities.

(2)	Diluted loss per share calculations for the year ended December 31, 2008 exclude common equivalent shares for stock options of 1,971 and common equivalent shares for restricted stock units of 47 because they were anti-dilutive.

4.	DIVIDENDS

In August 2007, the Company initiated a quarterly dividend policy, which was amended in November 2010. Below is a summary of dividends paid for the fiscal periods indicated.

			Amount per
	Date of	Date	Common	Total
Date Declared	Record	Paid	Share(2)	Dividends(1)

02/26/08	03/06/08	03/14/08	$0.18	$19,270
05/09/08	05/30/08	06/12/08	$0.18	$19,353
08/07/08	08/25/08	09/12/08	$0.18	$19,370
11/06/08	11/26/08	12/11/08	$0.18	$19,615

Total — Year ended December 31, 2008				$77,608

02/13/09	03/05/09	03/20/09	$0.18	$19,619
05/13/09	06/02/09	06/18/09	$0.18	$19,734
07/29/09	08/17/09	09/01/09	$0.18	$19,739
11/04/09	11/25/09	12/10/09	$0.18	$19,752

Total — Year ended December 31, 2009				$78,844

02/25/10	03/05/10	03/19/10	$0.18	$20,104
05/13/10	06/04/10	06/18/10	$0.18	$20,313
07/29/10	08/17/10	09/01/10	$0.18	$20,519
11/02/10	11/22/10	12/07/10	$0.21	$24,201

Total — Year ended December 31, 2010				$85,137

(1)	Of the dividends recorded during 2008, 2009 and 2010, $74, $201 and $635, respectively, were related to outstanding restricted stock units and will not be paid until such units vest. See Notes 19 and 20.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Beginning with the dividend declared on November 2, 2010, the Company’s board of directors raised the quarterly dividend to $0.21 per common share.

5.	ACQUISITIONS AND DISPOSITIONS

On March 18, 2009, the Company acquired four theatres with 82 screens from Muvico Entertainment L.L.C. in an asset purchase for $48,950 in cash. The acquisition resulted in an expansion of the Company’s U.S. theatre base, as three of the theatres are located in Florida and one theatre is located in Maryland. The Company incurred approximately $113 in transaction costs, which are reflected in general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2009. The transaction was accounted for by applying the acquisition method. The following table represents the identifiable assets acquired and liabilities assumed that have been recognized by the Company in its consolidated balance sheet as of the date of acquisition:

Theatre properties and equipment	$25,575
Brandname	3,500
Noncompete agreement	1,630
Goodwill	44,565
Unfavorable lease	(3,600)
Capital lease liability (for one theatre)	(22,720)

Total	$48,950

The brandname and noncompete agreement are presented as intangible assets and the unfavorable lease is presented as other long-term liabilities on the Company’s consolidated balance sheets. The weighted average remaining amortization period for these intangible assets and the unfavorable lease are approximately 8 years. Goodwill represents excess of the costs of acquiring these theatres over amounts assigned to assets acquired, including intangible assets, and liabilities assumed. The goodwill recorded is fully deductible for tax purposes.

During November 2010, the Company sold its one theatre in Canada for approximately $6,320 in cash proceeds. The transaction resulted in a gain of approximately $7,025, which also reflected the write-off of a deferred rent liability related to the theatre.

During November 2010, the Company also sold its interest in a profit sharing agreement related to a previously sold Canadian property. The Company received proceeds of approximately $8,493 and recorded a gain on sale of assets and other.

6.	INVESTMENT IN NATIONAL CINEMEDIA LLC AND TRANSACTION RELATED TO ITS INITIAL PUBLIC OFFERING

In March 2005, Regal Entertainment Inc. (“Regal”) and AMC Entertainment Inc. (“AMC”) formed National CineMedia, LLC, or “NCM”, and on July 15, 2005, the Company joined NCM, as one of the founding members. NCM operates a digital in-theatre network in the U.S. for providing cinema advertising and non-film events. Upon joining NCM, the Company and NCM entered into an Exhibitor Services Agreement, pursuant to which NCM provides advertising, promotion and event services to the Company’s theatres. On February 13, 2007, National CineMedia, Inc., or “NCM Inc.”, a newly formed entity that serves as a member and the sole manager of NCM, completed an initial public offering of its common stock. In connection with the NCM Inc. initial public offering, the Company amended its operating agreement with NCM and the Exhibitor Services Agreement (“ESA”). In connection with NCM Inc.’s initial public offering and the amendment of the ESA, the Company received proceeds of $389,003, approximately $215,002 of which related to the Company’s sale of certain of its shares in NCM and $174,001 of which was related to the modification of the ESA. The ESA modification reflected a shift from circuit share expense under the prior Exhibitor Services Agreement, which obligated NCM to pay the Company a percentage of revenue, to the monthly theatre access fee described below, which significantly reduced the

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contractual amounts paid to the Company by NCM. The Company recorded the $174,001 proceeds related to the ESA modification as deferred revenue, which is being amortized into other revenues over the life of the agreement using the units of revenue method.

In consideration for NCM’s exclusive access to the Company’s theatre attendees for on-screen advertising and use of off-screen locations within the Company’s theatres for the lobby entertainment and lobby promotions, the Company receives a monthly theatre access fee under the modified Exhibitor Services Agreement (“modified ESA”). The theatre access fee is composed of a fixed payment per patron, initially seven cents, and a fixed payment per digital screen, which may be adjusted for certain reasons outlined in the modified ESA. The payment per theatre patron increases by 8% every five years, with the first such increase taking effect after the end of fiscal 2011, and the payment per digital screen, initially eight hundred dollars per digital screen per year, increases annually by 5%. For 2008, 2009 and 2010, the annual payment per digital screen was eight hundred forty dollars, eight hundred eighty-two dollars, and nine hundred twenty-six dollars, respectively. The theatre access fee paid in the aggregate to Regal, AMC and the Company will not be less than 12% of NCM’s Aggregate Advertising Revenue (as defined in the modified ESA), or it will be adjusted upward to reach this minimum payment. Additionally, with respect to any on-screen advertising time provided to the Company’s beverage concessionaire, the Company is required to purchase such time from NCM at a negotiated rate. The modified ESA has, except with respect to certain limited services, a remaining term of approximately 26 years.

During March 2008, NCM performed its initial annual common unit adjustment calculation in accordance with the Common Unit Adjustment Agreement dated as of February 13, 2007 between NCM, Inc. and the Company, Regal and AMC. The annual common unit adjustment is based on the change in the number of screens operated by and attendance of the Company, AMC and Regal. As a result of the calculation, the Company received an additional 846,303 common units of NCM, each of which is convertible into one share of NCM, Inc. common stock. The Company recorded the additional common units received at fair value as an investment with a corresponding adjustment to deferred revenue of $19,020. Subsequent to the annual common unit adjustment discussed above, in May 2008, one of NCM’s other founding members completed an acquisition of another theatre circuit that required an extraordinary common unit adjustment calculation by NCM in accordance with the Common Unit Adjustment Agreement. As a result of this extraordinary common unit adjustment, the founding member was granted additional common units of NCM, which resulted in dilution of the Company’s ownership interest in NCM. The Company recognized a change of interest loss of approximately $75 during the year ended December 31, 2008 as a result of this extraordinary common unit adjustment, which is reflected in (gain) loss on sale of assets and other on the consolidated statement of operations.

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

During March 2010, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, the Company received an additional 1,757,548 common units of NCM, each of which is convertible into one share of NCM, Inc. common stock. The Company recorded the additional common units received at fair value as an investment with a corresponding adjustment to deferred revenue of $30,683. Subsequent to the annual common unit adjustment discussed above, in May 2010, one of NCM’s other founding members completed an acquisition of another theatre circuit that required an extraordinary common unit adjustment calculation by NCM in accordance with the Common Unit Adjustment Agreement. As a result of this extraordinary common unit adjustment, the founding member was granted additional common units of NCM, which resulted in dilution of the Company’s ownership interest in NCM. The Company recognized a change of interest gain of approximately $271 during the year ended December 31, 2010 as a result of this extraordinary

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common unit adjustment, which is reflected in (gain) loss on sale of assets and other on the consolidated statement of operations.

As of December 31, 2010, the Company owned a total of 16,946,503 common units of NCM, which represented an approximate 15% interest. The Company accounts for its investment in NCM under the equity method of accounting due to its ability to exercise significant influence over NCM. The Company has substantial rights as a founding member, including the right to designate a total of two nominees to the ten-member board of directors of NCM Inc., the sole manager. So long as the Company owns at least 5% of NCM’s membership interests, approval of at least 90% (80% if the board has less than 10 directors) will be required before NCM Inc. may take certain actions including but not limited to mergers and acquisitions, issuance of common or preferred shares, approval of NCM Inc.’s budget, incurrence of indebtedness, entering into or terminating material agreements, and modifications to its articles of incorporation or bylaws. Additionally, if any of the Company’s director designees are not appointed to the board of directors of NCM Inc., nominated by NCM Inc. or elected by NCM Inc.’s stockholders, then the Company (so long as the Company continues to own at least 5% of NCM’s membership interest) will be entitled to approve certain actions of NCM including without limitation, approval of the budget, incurrence of indebtedness, consummating or amending material agreements, approving dividends, amending the NCM operating agreement, hiring or termination of the chief executive officer, chief financial officer, chief technology officer or chief marketing officer of NCM and the dissolution or liquidation of NCM.

Below is a summary of activity with NCM included in the Company’s consolidated financial statements:

	Investment	Deferred	Distributions	Equity in	Other	Cash
	in NCM	Revenue	from NCM	Earnings	Revenue	Received

Balance as of January 1, 2008	$—	$(172,696)
Receipt of common units due to 2008 common unit adjustment	$19,020	$(19,020)	$—	$—	$—	$—
Change of interest loss due to extraordinary common unit adjustment(2)	(75)	—	—	—	—	—
Revenues earned under ESA(1)	—	—	—	—	(1,764)	1,764
Receipt of excess cash distributions	(644)	—	(16,005)	—	—	16,649
Receipt under tax receivable agreement	—	—	(2,833)	—	—	2,833
Equity in earnings	840	—	—	(840)	—	—
Amortization of deferred revenue	—	1,869	—	—	(1,869)	—

Balance as of and for the period ended December 31, 2008	$19,141	$(189,847)	$(18,838)	$(840)	$(3,633)	$21,246

Receipt of common units due to 2009 common unit adjustment	$15,536	$(15,536)	$—	$—	$—	$—
Revenues earned under ESA(1)	—	—	—	—	(5,711)	5,711
Receipt of excess cash distributions	(2,358)	—	(17,738)	—	—	20,096
Receipt under tax receivable agreement	—	—	(3,084)	—	—	3,084
Equity in earnings	1,913	—	—	(1,913)	—	—
Amortization of deferred revenue	—	2,377	—	—	(2,377)	—

Balance as of and for the period ended December 31, 2009	$34,232	$(203,006)	$(20,822)	$(1,913)	$(8,088)	$28,891

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Investment	Deferred	Distributions	Equity in	Other	Cash
	in NCM	Revenue	from NCM	Earnings	Revenue	Received

Receipt of common units due to 2010 common unit adjustment	$30,683	$(30,683)	$—	$—	$—	$—
Change of interest gain due to extraordinary common unit adjustment(2)	271	—	—	—	—	—
Revenues earned under ESA(1)	—	—	—	—	(5,033)	5,033
Receipt of excess cash distributions	(4,753)	—	(19,616)	—	—	24,369
Receipt under tax receivable agreement	(520)	—	(3,742)	—	—	4,262
Equity in earnings	4,463	—	—	(4,463)	—	—
Amortization of deferred revenue	—	3,116	—	—	(3,116)	—

Balance as of and for the period ended December 31, 2010	$64,376	$(230,573)	$(23,358)	$(4,463)	$(8,149)	$33,664

(1)	Amounts include the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire. The amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire were approximately $12,784, $9,719 and $10,156 for the years ended December 31, 2008, 2009 and 2010, respectively.

(2)	Change in interest gain or loss is included in (gain) loss on sale of assets and other on the consolidated statement of operations.

The tables below present summary financial information for NCM for the periods indicated:

	Year Ended
	January 1,	December 31,	December 31,
	2009	2009	2010

Gross revenues	$369,524	$380,667	$427,475
Operating income	$173,927	$168,876	$190,559
Net income	$95,328	$128,531	$139,541

	As of December 31,
	2009	2010

Total assets	$304,406	$425,972
Total liabilities	$944,008	$932,549

7.	INVESTMENT IN DIGITAL CINEMA IMPLEMENTATION PARTNERS

On February 12, 2007, the Company, AMC Entertainment Inc. and Regal Entertainment Group entered into a joint venture known as Digital Cinema Implementation Partners LLC (“DCIP”) to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema.

On March 10, 2010, the Company signed a master equipment lease agreement and other related agreements (collectively the “Agreements”) with Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company. Upon signing the Agreements, the Company contributed digital projection systems at a fair value of $16,380 to DCIP, which DCIP then contributed to Kasima. The net book value of the contributed equipment was approximately $18,090, and as a result, the Company recorded a loss of approximately $1,710,

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which is reflected in (gain) loss on sale of assets and other on the consolidated statement of operations for the year ended December 31, 2010. On April 24, 2010, the Company sold digital projection systems with a net book value of approximately $1,520 to Kasima for approximately $1,197, resulting in an additional loss of approximately $323, which is reflected in (gain) loss on sale of assets and other on the consolidated statement of operations for the year ended December 31, 2010. As of December 31, 2010, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP.

The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting. Below is a summary of activity with DCIP:

Investment in
DCIP

Balance as of January 1, 2008	$260
Cash contributions to DCIP	4,000
Equity in losses	(3,243)

Balance as of December 31, 2008	$1,017
Cash contributions to DCIP	2,500
Equity in losses	(2,877)

Balance as of December 31, 2009	$640
Cash contributions to DCIP	2,813
Equipment contributions to DCIP, at fair value	16,380
Distributions received from DCIP	(1,068)
Equity in losses	(7,927)

Balance as of December 31, 2010	$10,838

As a result of the Agreements, the Company continues to roll out digital projection systems to a majority of its first run U.S. theatres. The digital projection systems are being leased from Kasima under an operating lease with an initial term of twelve years that contains ten one-year fair value renewal options. The equipment lease agreement also contains a fair value purchase option. Under the equipment lease agreement, the Company pays minimum annual rent of one thousand dollars per digital projection system for the first six and a half years from the effective date of the agreement and minimum annual rent of three thousand dollars per digital projection system beginning at six and a half years from the effective date through the end of the lease term. The Company may also be subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the agreements. Certain of the other rent payments are subject to either a monthly or an annual maximum. As of December 31, 2010, the Company had 1,336 digital projection systems being leased under the master equipment lease agreement with Kasima. The Company recorded equipment lease expense of approximately $1,354 during the year ended December 31, 2010, which is included in utilities and other costs on the consolidated statement of operations.

The Company has a variable interest in Kasima through the terms of its master equipment lease agreement; however, the Company has determined that it is not the primary beneficiary of Kasima, as the Company does not have the ability to direct the activities of Kasima that most significantly impact Kasima’s economic performance.

The digital projection systems leased from Kasima will replace a majority of the Company’s existing 35 millimeter projection systems in its U.S. theatres. Therefore, upon signing the agreements, the Company began accelerating the depreciation of these existing 35 millimeter projection systems, based on the estimated two year replacement timeframe. The Company recorded depreciation expense of approximately $9,423 on its domestic 35 millimeter projectors during the year ended December 31, 2010. The net book value of the existing 35 millimeter projection systems to be replaced was approximately $10,606 as of December 31, 2010.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	INVESTMENT IN REAL D

The Company licenses 3-D systems from Real D. Under its license agreement, the Company earns options to purchase shares of Real D common stock at an exercise price of $0.00667 once it has installed a certain number of 3-D systems as outlined in the license agreement. During the second quarter of 2010, the Company reached the first target level and vested in 407,593 options to purchase shares of common stock in Real D. Upon vesting in these options, the Company recorded an investment in Real D of approximately $6,521, which represents the estimated fair value of the options, with an offset to deferred lease incentive liability. The fair value of the options was determined using Real D’s initial public offering price.

During the third quarter of 2010, the Company vested in an additional 499,708 Real D options by reaching the second target level and a pro-rata portion of the third target level, as outlined in the license agreement. Upon vesting in these additional 499,708 options, the Company increased its investment in Real D and its deferred lease incentive by approximately $8,117, which represented the estimated fair value of the Real D options. The fair value measurements were based upon Real D’s closing stock prices on the dates of vesting, discounted to reflect the impact of the lock-up period to which the Company is subject until January 2011.

During the fourth quarter of 2010, the Company vested in an additional 178,527 Real D options by installing additional Real D 3D systems. Upon vesting in these additional 178,527 options, the Company increased its investment in Real D and its deferred lease incentive by approximately $4,271, which represented the estimated fair value of the Real D options, discounted to reflect the impact of the lock-up period to which the Company is subject until January 2011.

The fair value measurements used to estimate the fair value of Real D options in which the company vested during the year, as discussed above, fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. The aggregate deferred lease incentive liability of approximately $18,909 recorded as a result of the vesting events discussed above is reflected in other long-term liabilities on the consolidated balance sheet as of December 31, 2010 and is being amortized over the remaining term of the license agreement, which is approximately seven years.

Prior to the completion of Real D’s initial public offering, the Company accounted for its investment in Real D as a cost method investment. Subsequent to the completion of Real D’s initial public offering, which occurred during July 2010, the Company is accounting for its investment in Real D as a marketable security. The Company has determined that its Real D options are available for sale securities in accordance with ASC Topic 320-10-35-1, therefore unrealized holding gains and losses are reported as a component of accumulated other comprehensive income (loss) until realized.

As of December 31, 2010, the Company had vested in a total of 1,085,828 Real D Options, with an estimated fair value of $27,993. The fair value of the Real D options as of December 31, 2010 was determined based upon the closing price of Real D’s common stock on that date, discounted to reflect the lock-up period to which the Company is subject until January 2011, which falls under Level 2 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. During the year ended December 31, 2010, the Company recorded an unrealized holding gain of approximately $9,084 as a component of accumulated other comprehensive income (loss).

Under the license agreement, the Company can earn up to an additional 136,951 Real D options as it meets additional 3-D system installation targets as outlined in the license agreement.

9.	SHARE EXCHANGES WITH AND PURCHASES OF NONCONTROLLING INTERESTS

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

$12,951

The net book values of fixed assets approximated fair value. The net unfavorable leases, vendor contracts and tradename are presented as intangible assets on the Company’s consolidated balance sheets. The goodwill recorded as a result of the acquisition is not deductible for tax purposes and is included in the international segment.

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

$3,200

The net book value of fixed assets approximated fair value. The net unfavorable leases and tradename are presented as intangible assets on the Company’s consolidated balance sheets. The goodwill recorded as a result of the acquisition is not deductible for tax purposes and is included in the international segment.

During April 2010, the Company’s partners in Colombia (the “Colombian Partners”) exercised an option available to them under an Exchange Option Agreement dated April 9, 2007 between the Company and the Colombian Partners. Under this option, which was contingent upon completion of an initial public offering of common stock by the Company, the Colombian Partners were entitled to exchange their shares in Cinemark Colombia S.A. for shares of the Company’s common stock (the “Colombia Share Exchange”). The number of shares to be exchanged was determined based on the

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s equity value and the equity value of the Colombian Partners’ interest in Cinemark Colombia S.A., both of which are defined in the Exchange Option Agreement. As a result of the Colombia Share Exchange, on June 14, 2010, the Company issued 1,112,723 shares of its common stock to the Colombian Partners. The increase in the Company’s ownership interest in its Colombian subsidiary was accounted for as an equity transaction. The Company recorded an increase in common stock and additional-paid-in-capital of approximately $6,951, which represented the book value of the Colombian partners’ noncontrolling interest account of approximately $5,865 plus the Colombian partners’ share of accumulated other comprehensive loss of approximately $1,086. As a result of this transaction, the Company owns 100% of the shares in Cinemark Colombia S.A.

During November 2010, the Company purchased its noncontrolling interests’ 20% share of Cinemark Panama S.A. (“Cinemark Panama”) for approximately $888 in cash. The transaction was accounted for as an equity transaction in accordance with ASC Topic 810-45-23. The book value of Cinemark Panama’s noncontrolling interest was approximately $498, therefore the Company recorded an adjustment to additional paid-in-capital of approximately $390. As a result of the transaction, the Company owns 100% of Cinemark Panama.

10.	GOODWILL AND OTHER INTANGIBLE ASSETS — NET

The Company’s goodwill was as follows:

	U.S.	International
	Operating	Operating
	Segment	Segment	Total

Balance at January 1, 2009(1)	$903,461	$136,357	$1,039,818
Acquisition of four U.S. theatres(2)	44,565	—	44,565
Acquisition of one Brazil theatre(3)	—	6,270	6,270
Foreign currency translation adjustments and other	—	25,649	25,649

Balance at December 31, 2009(1)	$948,026	$168,276	$1,116,302
Foreign currency translation adjustments	—	6,669	6,669

Balance at December 31, 2010(1)	$948,026	$174,945	$1,122,971

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.

(2)	See Note 5.

(3)	The Company acquired one theatre in Brazil during 2009 for approximately $9,061 which resulted in an allocation of $6,270 to goodwill, $2,130 to theatre properties and equipment and $661 to other current assets and liabilities.

As of December 31, intangible assets-net, consisted of the following:

	December 31,				December 31,
	2008	Additions(1)	Amortization	Other(2)	2009

Intangible assets with finite lives:
Gross carrying amount	$78,696	$4,755	$—	$(467)	$82,984
Accumulated amortization	(46,030)	—	(5,640)	1,204	(50,466)

Total net intangible assets with finite lives	32,666	4,755	(5,640)	737	32,518
Intangible assets with indefinite lives:
Tradename	309,102	—	—	1,378	310,480

Total intangible assets — net	$341,768	$4,755	$(5,640)	$2,115	$342,998

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,				December 31,
	2009	Additions	Amortization	Other(2)	2010

Intangible assets with finite lives:
Gross carrying amount	$82,984	$—	$—	$(18,665)	$64,319
Accumulated amortization	(50,466)	—	(5,126)	9,407	(46,185)

Total net intangible assets with finite lives	32,518	—	(5,126)	(9,258)	18,134
Intangible assets with indefinite lives:
Tradename	310,480	—	—	590	311,070

Total intangible assets — net	$342,998	$—	$(5,126)	$(8,668)	$329,204

(1)	The additions to other intangible assets are a result of the acquisition of theatres in the U.S. as discussed in Note 5, partially offset by a decrease due to the final purchase price allocation related to the acquisition of theatres in Brazil during 2008.

(2)	Activity for 2009 and 2010 includes foreign currency translation adjustments and impairments. See Note 11 for summary of impairment charges. Activity for 2010 also includes a write-off of approximately $5,814 for a vendor contract in Mexico that was terminated and approximately $2,294 related to the Company’s original IMAX license agreement that was terminated.

Estimated aggregate future amortization expense for intangible assets is as follows:

For the year ended December 31, 2011	$3,981
For the year ended December 31, 2012	2,997
For the year ended December 31, 2013	2,437
For the year ended December 31, 2014	1,902
For the year ended December 31, 2015	1,799
Thereafter	5,018

Total	$18,134

11.	IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. See Note 1 for discussion of the Company’s impairment evaluation.

The Company’s long-lived asset impairment losses are summarized in the following table:

	Year Ended December 31,
	2008	2009	2010

United States theatre properties	$27,761	$10,013	$5,166
International theatre properties	6,869	1,340	5,668

Subtotal	$34,630	$11,353	$10,834
Intangible assets (see Note 10)	323	358	1,527
Goodwill (see Note 10)	78,579	—	—
Equity investment	—	147	177

Impairment of long-lived assets	$113,532	$11,858	$12,538

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The long-lived asset impairment charges recorded during each of the years presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. As of December 31, 2010, the estimated aggregate fair value of the long-lived assets impaired during the year ended December 31, 2010 was approximately $5,680.

12.	DEFERRED CHARGES AND OTHER ASSETS — NET

As of December 31, deferred charges and other assets — net consisted of the following:

	December 31,
	2009	2010

Debt issue costs	$37,334	$45,510
Less: Accumulated amortization	(12,210)	(16,235)

Subtotal	25,124	29,275
Long-term prepaid rents	15,426	17,773
Interest rate swap assets (see Note 14)	—	8,955
Construction advances and other deposits	3,171	5,426
Equipment to be placed in service	6,454	7,753
Other	2,327	1,796

Total	$52,502	$70,978

During the year ended December 31, 2010, the Company paid debt issue costs of approximately $8,858 related to the amendment and extension of its senior secured credit facility. See Note 13. In addition, the Company wrote off fully amortized debt issue costs for certain debt that was retired during the year ended December 31, 2010.

13.	LONG-TERM DEBT

As of December 31, long-term debt consisted of the following:

	December 31,
	2009	2010

Cinemark USA, Inc. term loan	$1,083,600	$1,072,764
Cinemark USA, Inc. 8 5/8% senior notes due 2019(1)	458,897	459,677
Cinemark USA, Inc. 9% senior subordinated notes due 2013	181	—
Other long-term debt	1,027	—

Total long-term debt	1,543,705	1,532,441
Less current portion	12,227	10,836

Long-term debt, less current portion	$1,531,478	$1,521,605

(1)	Includes the $470,000 aggregate principal amount of the 8 5/8% senior notes net of the unamortized discount of $11,103 and $10,323 at December 31, 2009 and 2010, respectively.

Senior Secured Credit Facility

On October 5, 2006, in connection with the Century Acquisition, Cinemark USA, Inc. entered into a senior secured credit facility that provided for a $1,120,000 term loan and a $150,000 revolving credit line. On March 2, 2010, the Company completed an amendment and extension to its existing senior secured credit facility to primarily

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

extend the maturities of the facility and make certain other modifications. Approximately $924,375 of the Company’s then remaining outstanding $1,083,600 term loan debt was extended from an original maturity date of October 2013 to a maturity date of April 2016. The remaining term loan debt of $159,225 that was not extended matures on the original maturity date of October 2013. Payments on the extended amount are due in equal quarterly installments of $2,311 through March 31, 2016 with the remaining principal amount of $866,602 due April 30, 2016. Payments on the original amount that was not extended are due in equal quarterly installments of approximately $398 beginning March 31, 2010 through September 30, 2012 and increase to approximately $37,418 each calendar quarter from December 31, 2012 to June 30, 2013 with one final payment of approximately $42,593 at maturity on October 5, 2013. The amendment also imposed a 1.0% prepayment premium for one year on certain prepayments of the extended portion of the term loan debt.

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

The Company incurred debt issue costs of approximately $8,858 during the year ended December 31, 2010 related to the amendment and extension of its senior secured credit facility. These costs are being amortized over the remaining term of the facility.

At December 31, 2010, there was $1,072,764 outstanding under the term loan and no borrowings outstanding under the $150,000 revolving credit line. The average interest rate on outstanding term loan borrowings under the senior secured credit facility at December 31, 2010 was approximately 4.8% per annum.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

See Note 14 for a discussion of the Company’s interest rate swap agreements.

Senior Notes

On June 29, 2009, Cinemark USA, Inc. issued $470,000 aggregate principal amount of 8.625% senior notes due 2019 with an original issue discount of $11,468, resulting in proceeds of approximately $458,532. The proceeds were primarily used to fund the repurchase of the remaining $419,403 aggregate principal amount at maturity of Cinemark, Inc.’s 9 3/4% senior discount notes discussed below. Interest is payable on June 15 and December 15 of each year. The senior notes mature on June 15, 2019. The original issue discount is being amortized on the effective interest method over the term of the senior notes. The Company incurred debt issue costs of $12,722 in connection with the issuance during the year ended December 31, 2009. As of December 31, 2010, the carrying value of the senior notes was $459,677.

Cinemark USA, Inc. filed a registration statement with the Securities and Exchange Commission on September 24, 2009 pursuant to which Cinemark USA, Inc. offered to exchange the senior notes for substantially similar registered senior notes. The registration statement became effective and the notes were exchanged on December 17, 2009. The exchanged registered senior notes do not have transfer restrictions.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guarantees are structurally subordinated to all existing and future debt and other liabilities of Cinemark USA, Inc.’s subsidiaries that do not guarantee the senior notes.

The indenture to the senior notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) consummate specified asset sales, (2) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (3) incur additional indebtedness and issue preferred stock, (4) enter into transactions with affiliates, (5) enter new lines of business, (6) merge or consolidate with, or sell all or substantially all of its assets to, another person and (7) create liens. Upon a change of control of Cinemark Holdings, Inc. or Cinemark USA, Inc., Cinemark USA, Inc. would be required to make an offer to repurchase the senior notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. Certain asset dispositions are considered triggering events that may require Cinemark USA, Inc. to use the proceeds from those asset dispositions to make an offer to purchase the notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase if such proceeds are not otherwise used within 365 days as described in the indenture. The indenture governing the senior notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2010 was 5.04 to 1.

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

Prior to 2008, Cinemark, Inc. repurchased on the open market $110,770 aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $96,741 including accreted interest of $22,147 and cash premiums of $5,380. Cinemark, Inc. funded these repurchases with available cash from its operations and with proceeds from the Company’s initial public offering.

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

On June 15, 2009, Cinemark, Inc. commenced a cash tender offer for any and all of its 9 3/4% senior discount notes due 2014, of which $419,403 aggregate principal amount at maturity remained outstanding. In connection with the tender offer, Cinemark, Inc. solicited consents to adopt proposed amendments to the indenture to eliminate substantially all restrictive covenants and certain events of default provisions. On June 29, 2009, approximately $402,459 aggregate principal amount at maturity of the 9 3/4% senior discount notes were tendered and repurchased by the Company for approximately $433,415, including accrued interest of $11,336 and tender premiums paid of $19,620. The Company funded the repurchase with the proceeds from the issuance of the Cinemark USA, Inc. senior notes discussed above. On August 3, 2009, the Company delivered to the Bank of New York Trust Company

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

N.A., as trustee, a notice to redeem the $16,944 aggregate principal amount at maturity of the Company’s 9 3/4% senior discount notes remaining outstanding. The notice specified September 8, 2009 as the redemption date, at which time the Company paid approximately $18,564, consisting of a redemption price of 104.875% of the face amount of the discount notes remaining outstanding plus accrued and unpaid interest to, but not including, the redemption date. The Company funded the redemption with proceeds from the issuance of the Cinemark USA, Inc. senior notes discussed above. The Company recorded a loss on early retirement of debt of approximately $27,878 during the year ended December 31, 2009, which included tender and call premiums paid, other fees and the write-off of unamortized debt issue costs.

Senior Subordinated Notes

On February 11, 2003, Cinemark USA, Inc. issued $150,000 aggregate principal amount of 9% senior subordinated notes due 2013 and on May 7, 2003, Cinemark USA, Inc. issued an additional $210,000 aggregate principal amount of 9% senior subordinated notes due 2013, collectively referred to as the 9% senior subordinated notes. Interest was payable on February 1 and August 1 of each year.

Prior to 2008, Cinemark USA, Inc. repurchased a total of $359,816 aggregate principal amount of its 9% senior subordinated notes. The transactions were funded by Cinemark USA, Inc. with the proceeds from its sale of a portion of its investment in NCM during 2007 and available cash from its operations.

During 2008, in one open market purchase, Cinemark USA, Inc. repurchased $3 aggregate principal amount of its 9% senior subordinated notes.

On October 14, 2010, Cinemark USA, Inc. redeemed all of its remaining outstanding 9% senior subordinated notes for approximately $181. The Company recorded a loss on early retirement of debt of approximately $3 during the year ended December 31, 2010, consisting of premiums paid.

Fair Value of Long Term Debt

The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35. The carrying value of the Company’s long term debt was $1,532,441 and $1,543,705 as of December 31, 2010 and 2009, respectively. The fair value of the Company’s long term debt was $1,581,963 and $1,513,838 as of December 31, 2010 and 2009, respectively.

Covenant Compliance and Debt Maturity

As of December 31, 2010, the Company was in full compliance with all agreements, including related covenants, governing its outstanding debt. The Company’s long-term debt at December 31, 2010 matures as follows:

2011	$10,836
2012	47,856
2013	126,672
2014	9,244
2015	9,244
Thereafter	1,338,912	(1)

Total	$1,542,764

(1)	Reflects the aggregate principal amount at maturity of the 8 5/8% senior notes before the original issue discount of $10,323.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	INTEREST RATE SWAP AGREEMENTS

The Company is currently a party to four interest rate swap agreements that qualify for cash flow hedge accounting. No premium or discount was incurred upon the Company entering into any of its interest rate swap agreements because the pay rates and receive rates on the interest rate swap agreements represented prevailing rates for each counterparty at the time each of the interest rate swap agreements was consummated. The fair values of the interest rate swaps are recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive income (loss) and the ineffective portion reported in earnings. The Company’s current interest rate swap agreements exhibited no ineffectiveness during the years ended December 2008, 2009 and 2010.

The valuation technique used to determine fair value is the income approach and under this approach, the Company uses projected future interest rates as provided by counterparties to the interest rate swap agreements and the fixed rates that the Company is obligated to pay under these agreements. Therefore, the Company’s measurements use significant unobservable inputs, which fall in Level 3 of the U.S. GAAP hierarchy as defined by FASB ASC Topic 820-10-35. There were no changes in valuation techniques during the period, no transfers in or out of Level 3 and no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to the interest rate swap agreements.

Below is a summary of the Company’s current interest rate swap agreements:

						Estimated
	Amount	Effective	Pay	Receive	Expiration	Fair Value at
Category	Hedged	Date	Rate	Rate	Date	December 31, 2010

Interest Rate Swap Assets
	$175,000	December 2010	1.400%	1-Month LIBOR	September 2015	$4,421
	$175,000	December 2010	1.398%	1-Month LIBOR	September 2015	4,534

						$8,955

Interest Rate Swap Liabilities
	$125,000	August 2007	4.922%	3-Month LIBOR	November 2012	$(8,801)
	$175,000	November 2008	3.630%	1-Month LIBOR	(1)	(7,169	)(2)

						$(15,970)

Total	$650,000

(1)	$100,000 of this swap expires November 2011 and $75,000 expires November 2012.

(2)	Approximately $2,928 is reflected in other current liabilities on the consolidated balance sheet as of December 31, 2010.

The Company was previously a party to an interest rate swap agreement that was effective during 2007 with a counterparty that filed for bankruptcy during September 2008 and whose credit rating was downgraded as a result. Prior to the counterparty’s credit rating downgrade, the change in fair value of the interest rate swap was recorded as a component of accumulated other comprehensive income (loss). Subsequent to the counterparty’s credit rating downgrade, the change in fair value of the interest rate swap was recorded in earnings as a component of interest expense. The Company terminated the interest rate swap agreement during October 2008. The Company determined that the forecasted transactions hedged by this interest rate swap are still probable to occur, thus the total amount previously reported in accumulated other comprehensive income (loss) related to this interest rate swap agreement of $18,147 is being amortized on a straight-line basis to interest expense over the period during which the forecasted transactions are expected to occur, which is September 15, 2008 through August 13, 2012. The Company amortized approximately $1,351 to interest expense during the year ended December 31, 2008 and

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$4,633 to interest expense during each of the years ended December 31, 2009 and 2010. The Company will amortize approximately $4,633 to interest expense over the next twelve months.

See Note 15 for additional information about the Company’s fair value measurements related to its interest rate swap agreements.

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

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of December 31, 2010:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3

Interest rate swap liabilities — current (see Note 14)	$(2,928)	$—	$—	$(2,928)
Interest rate swap liabilities — long term (see Note 14)	$(13,042)	$—	$—	$(13,042)
Interest rate swap assets — long term (see Note 14)	$8,955	$—	$—	$8,955
Investment in Real D (see Note 8)	$27,993	$—	$27,993	$—

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of December 31, 2009:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3

Interest rate swap liabilities — long term (see Note 14)	$(18,524)	$—	$—	$(18,524)

Below is a reconciliation of the beginning and ending balance for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Liabilities		Assets
	2009	2010	2009	2010

Beginning balance — January 1	$(24,781)	$(18,524)	$—	$—
Total gain included in accumulated other comprehensive income (loss)	6,257	2,554	—	8,955

Ending balance — December 31	$(18,524)	$(15,970)	$—	$8,955

There were no changes in valuation techniques during the period. There were no transfers in or out of Level 3 and no gains or losses included in the earnings that were attributable to the change in unrealized gains or losses related to the interest rate swap agreements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	FOREIGN CURRENCY TRANSLATION

The accumulated other comprehensive income (loss) account in stockholders’ equity of $(7,459) and $28,181 at December 31, 2009 and December 31, 2010, respectively, includes the cumulative foreign currency adjustments of $16,070 and $34,248, respectively, from translating the financial statements of the Company’s international subsidiaries, and also includes the change in fair values of the Company’s interest rate swap agreements.

In 2009 and 2010, all foreign countries where the Company has operations were deemed non-highly inflationary and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive income (loss).

On December 31, 2010, the exchange rate for the Brazilian real was 1.67 reais to the U.S. dollar (the exchange rate was 1.75 reais to the U.S. dollar at December 31, 2009). As a result, the effect of translating the December 31, 2010 Brazilian financial statements into U.S. dollars is reflected as a foreign currency translation adjustment to the accumulated other comprehensive income (loss) account as an increase in stockholders’ equity of $10,377. At December 31, 2010, the total assets of the Company’s Brazilian subsidiaries were U.S. $333,562.

On December 31, 2010, the exchange rate for the Mexican peso was 12.39 pesos to the U.S. dollar (the exchange rate was 13.04 pesos to the U.S. dollar at December 31, 2009). As a result, the effect of translating the December 31, 2010 Mexican financial statements into U.S. dollars is reflected as a foreign currency translation adjustment to the accumulated other comprehensive income (loss) account as an increase in stockholders’ equity of $5,338. At December 31, 2010, the total assets of the Company’s Mexican subsidiaries were U.S. $143,898.

On December 31, 2010, the exchange rate for the Chilean peso was 473.20 pesos to the U.S. dollar (the exchange rate was 519.30 pesos to the U.S. dollar at December 31, 2009). As a result, the effect of translating the December 31, 2010 Chilean financial statements into U.S. dollars is reflected as a foreign currency translation adjustment to the accumulated other comprehensive income (loss) account as an increase in stockholders’ equity of $2,270. At December 31, 2010, the total assets of the Company’s Chilean subsidiaries were U.S. $35,593.

The effect of translating the December 31, 2010 financial statements of the Company’s other international subsidiaries, with local currencies other than the U.S. dollar, is reflected as a foreign currency translation adjustment to the accumulated other comprehensive income (loss) account as an increase in stockholders’ equity of $1,279.

During June 2010, the Company’s ownership in its Colombian subsidiary increased from 50.1% to 100%, as a result of the Colombia Share Exchange. As part of this transaction, the Company recorded the amount of accumulated other comprehensive loss previously allocated to the noncontrolling interest of $1,086 to accumulated other comprehensive income (loss) with an offsetting credit to additional paid-in-capital. See Note 9.

17.	INVESTMENTS IN AND ADVANCES TO AFFILIATES

The Company had the following investments in and advances to affiliates at December 31:

	December 31,
	2009	2010

Cinemark — Core Pacific, Ltd. (Taiwan) — investment, at cost — 14% interest	$1,383	$1,383
Other	1,506	1,236

Total	$2,889	$2,619

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in subsidiaries of the Company were as follows at December 31:

	December 31,
	2009	2010

Cinemark Partners II — 49.2% interest	$7,961	$8,655
Cinemark Colombia, S.A. — 49.0% interest until April 2010	4,465	—
Greeley Ltd. — 49.0% interest	982	857
Cinemark Panama S.A. — 20% interest until November 2010	369	—
Others	1,019	2,093

Total	$14,796	$11,605

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

During November 2010, the Company purchased its noncontrolling interests’ 20% share of Cinemark Panama S.A. (“Cinemark Panama”) for approximately $888 in cash. The transaction was accounted for as an equity transaction in accordance with ASC Topic 810-45-23. The book value of Cinemark Panama’s noncontrolling interest was approximately $498, therefore the Company recorded an adjustment to additional paid-in-capital of approximately $390. As a result of the transaction, the Company owns 100% of Cinemark Panama.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a summary of the impact of changes in the Company’s ownership interest in its subsidiaries on its equity:

	Years Ended December 31,
	2008	2009	2010

Net income (loss) attributable to Cinemark Holdings, Inc.	$(48,325)	$97,108	$146,120

Transfers from noncontrolling interests
Increase in Cinemark Holdings, Inc. common stock and additional paid-in-capital for the Colombia Share Exchange	$—	$—	$6,951
Decrease in Cinemark Holdings, Inc. additional paid-in-capital for the buyout of Panama noncontrolling interests	—	—	(390)
Increase in Cinemark Holdings, Inc. common stock and additional paid-in-capital for the Central America Share Exchange	12,949	—	—
Increase in Cinemark Holdings, Inc. common stock and additional paid-in-capital for the Ecuador Share Exchange	3,200	—	—
Increase in Cinemark Holdings, Inc. additional paid-in-capital for the buyout of Argentina noncontrolling interests	—	23	—

Net transfers from non-controlling interests	16,149	23	6,561

Change from net income (loss) attributable to Cinemark Holdings, Inc. and transfers from noncontrolling interests	$(32,176)	$97,131	$152,681

19.	CAPITAL STOCK

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

During May 2008, the Company’s partners in Central America (the “Central American Partners”) exercised an option available to them under an Exchange Option Agreement dated February 7, 2007 between the Company and the Central American Partners. Under this option, which was triggered by completion of an initial public offering of common stock by the Company, the Central American Partners were entitled to exchange their shares in Cinemark Equity Holdings Corporation, which is the Company’s Central American holding company, for shares of the Company’s common stock. As a result of this exchange on October 1, 2008, the Company issued 902,981 shares of its common stock to its Central American Partners during October 2008. See Note 9.

During July 2008, the Company’s partners in Ecuador (the “Ecuador Partners”) exercised an option available to them under an Exchange Option Agreement dated April 24, 2007 between the Company and the Ecuador Partners. Under this option, which was triggered by completion of an initial public offering of common stock by the Company, the Ecuador Partners were entitled to exchange their shares in Cinemark del Ecuador S.A. for shares of

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s common stock. As a result of this exchange, the Company issued 393,615 shares of its common stock to its Ecuador partners during November 2008. See Note 9.

During April 2010, the Company’s partners in Colombia (the “Colombian Partners”) exercised an option available to them under an Exchange Option Agreement dated April 9, 2007 between the Company and the Colombian Partners. Under this option, which was contingent upon completion of an initial public offering of common stock by the Company, the Colombian Partners were entitled to exchange their shares in Cinemark Colombia S.A. for shares of the Company’s common stock. The number of shares to be exchanged was determined based on the Company’s equity value and the equity value of the Colombian Partners’ interest in Cinemark Colombia S.A., both of which are defined in the Exchange Option Agreement. As a result of this exchange, on June 14, 2010, the Company issued 1,112,723 shares of its common stock to the Colombian Partners. See Note 9.

Treasury Stock — Treasury stock represents shares of common stock repurchased by the Company and not yet retired. The Company has applied the cost method in recording its treasury shares.

Below is a summary of the Company’s treasury stock activity for the years ended December 31, 2009 and 2010:

	Number of
	Treasury
	Shares	Cost

Balance at January 1, 2009	—	$—
Restricted stock forfeitures(1)	30,475	—
Noncash stock option exercises(2)	3,274,943	43,895

Balance at December 31, 2009	3,305,418	$43,895
Restricted stock forfeitures(1)	2,719	—
Noncash stock option exercises(3)	35,298	531
Restricted stock withholdings(4)	16,424	299

Balance at December 31, 2010	3,359,859	$44,725

(1)	The Company repurchased forfeited restricted shares at a cost of $0.001 per share in accordance with the Amended and Restated 2006 Long Term Incentive Plan.

(2)	In a noncash stock option exercise, the exercise price for the shares to be held by employees and the related tax withholdings are satisfied with stock withholdings. The Company repurchased the shares at current market value based on the days on which the stock options were exercised, which ranged from $13.40 to $13.46.

(3)	In a noncash stock option exercise, the exercise price for the shares to be held by employees and the related tax withholdings are satisfied with stock withholdings. The Company repurchased the shares at current market value based on the days on which the stock options were exercised, which ranged from $14.85 to $15.17.

(4)	The Company repurchased restricted shares as a result of the election by employees to have the Company withhold shares of restricted stock to satisfy their tax liabilities upon vesting in restricted stock. The Company repurchased the shares at market value on the dates of repurchase.

All of these repurchases were done in accordance with the Amended and Restated 2006 Long Term Incentive Plan (“Restated Incentive Plan”). As of December 31, 2010, the Company had no plans to retire any shares of treasury stock.

Share Based Awards — During March 2008, the Company’s board of directors approved the Amended and Restated 2006 Long Term Incentive Plan (the “Restated Incentive Plan”). The Restated Incentive Plan amended and restated the prior plan, to (i) increase the number of shares reserved for issuance from 9,097,360 shares of common stock to 19,100,000 shares of common stock and (ii) permit the Compensation Committee of the Company’s board

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of directors (the “Compensation Committee”) to award participants restricted stock units and performance awards. The right of a participant to exercise or receive a grant of a restricted stock unit or performance award may be subject to the satisfaction of such performance or objective business criteria as determined by the Compensation Committee. With the exception of the changes identified in (i) and (ii) above, the Restated Incentive Plan does not materially differ from the prior plan. The Restated Incentive Plan was approved by the Company’s stockholders at its annual meeting held on May 15, 2008.

During August 2008, the Company filed a registration statement with the Securities and Exchange Commission on Form S-8 for the purpose of registering the additional shares available for issuance under the Restated Incentive Plan.

Stock Options — A summary of stock option activity and related information for the years ended December 31, 2008, 2009 and 2010 is as follows:

	Year Ended		Year Ended		Year Ended
	December 31, 2008		December 31, 2009		December 31, 2010
		Weighted		Weighted		Weighted
		Average		Average		Average	Aggregate
		Exercise		Exercise		Exercise	Intrinsic
	Shares	Price	Shares	Price	Shares	Price	Value

Outstanding at January 1	6,323,429	$7.63	6,139,670	$7.63	1,231,892	$7.63
Granted	—	—	—	—	—	—
Forfeited	(14,492)	$7.63	—	—	—	—
Exercised	(169,267)	$7.63	(4,907,778)	$7.63	(1,091,536)	$7.63

Outstanding at December 31	6,139,670	$7.63	1,231,892	$7.63	140,356	$7.63	$1,349

Vested options at December 31	5,809,343	$7.63	1,231,892	$7.63	140,356	$7.63	$1,349

The total intrinsic value of options exercised during the years ended December 31, 2008, 2009 and 2010, was $1,191, $28,083 and $9,836, respectively. The Company recognized tax benefits of approximately $474, $7,545 and $2,680 related to the options exercised during the year ended December 31, 2008, 2009 and 2010, respectively.

The Company recorded compensation expense of $3,393 and $1,152 during the years ended December 31, 2008 and 2009, respectively, related to these stock options. As of December 31, 2010, there was no remaining unrecognized compensation expense related to outstanding stock options and all outstanding options fully vested on April 2, 2009. Options outstanding at December 31, 2010 have an average remaining contractual life of approximately four years.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock — Below is a summary of restricted stock activity for the years ended December 31, 2008, 2009 and 2010:

	Year Ended		Year Ended		Year Ended
	December 31, 2008		December 31, 2009		December 31, 2010
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at January 1	21,880	$18.28	385,666	$13.32	764,078	$11.10
Granted	392,317	$13.32	472,881	$9.69	683,921	$17.94
Vested	(22,032)	$18.24	(70,493)	$13.77	(190,589)	$12.63
Forfeited	(6,499)	$13.14	(23,976)	$11.15	(2,719)	$11.03

Outstanding at December 31	385,666	$13.32	764,078	$11.10	1,254,691	$14.60

During the year ended December 31, 2010, the Company granted 683,921 shares of restricted stock to directors and employees of the Company. The fair value of the shares of restricted stock granted was determined based on the market value of the Company’s stock on the dates of grant, which ranged from $13.15 to $18.47 per share. The Company assumed forfeiture rates ranging from zero to 5% for the restricted stock awards. The restricted stock granted to directors vests over periods ranging from six months to one year and the restricted stock granted to employees vests over four years based on continued service.

The Company recorded total compensation expense of $1,394, $2,393 and $4,928 related to restricted stock awards during the years ended December 31, 2008, 2009 and 2010, respectively. As of December 31, 2010, the remaining unrecognized compensation expense related to these restricted stock awards was approximately $12,486 and the weighted average period over which this remaining compensation expense will be recognized is approximately three years. Upon vesting, the Company receives an income tax deduction. The total fair value of shares vested during the years ended December 31, 2008, 2009 and 2010 was $286, $762 and $3,272, respectively. The Company recognized tax benefits of approximately $109, $287 and $1,087 related to shares that vested during December 2008, 2009 and 2010, respectively. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however the sale and transfer of the restricted shares is prohibited during the restriction period.

Restricted Stock Units — During the years ended December 31, 2008, 2009 and 2010, the Company granted restricted stock units representing 204,361, 303,168 and 396,429 hypothetical shares of common stock, respectively, under the Restated Incentive Plan. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during a three fiscal year period based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments (as defined in the restricted stock unit award agreement). The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity. If the IRR for the three year period is at least 8.5%, which is the threshold, one-third of the restricted stock units vest. If the IRR for the three year period is at least 10.5%, which is the target, two-thirds of the restricted stock units vest. If the IRR for the three year period is at least 12.5%, which is the maximum, 100% of the restricted stock units vest. All payouts of restricted stock units that vest will be subject to an additional one year service requirement and will be paid in the form of common stock if the participant continues to provide services through the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards vest.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the years ended December 31, 2008, 2009 and 2010 at each of the three levels of financial performance (excluding forfeitures):

	Granted During the Year Ended December 31,
	2008		2009		2010
	Number of		Number of		Number of
	Shares	Value at	Shares	Value at	Shares	Value at
	Vesting	Grant	Vesting	Grant	Vesting	Grant

at IRR of at least 8.5%	68,116	$885	101,051	$963	132,144	$2,423
at IRR of at least 10.5%	136,239	$1,771	202,117	$1,927	264,288	$4,847
at IRR of at least 12.5%	204,361	$2,656	303,168	$2,891	396,429	$7,271

During the year ended December 31, 2010, the Compensation Committee of the Company’s board of directors approved a modification of restricted stock unit awards granted to employees during 2008. The Compensation Committee also approved the cancellation and replacement of restricted stock unit awards granted to the Company’s top five executive officers during 2008. Both the modification and the cancellation and replacement were accounted for as modifications of share based awards. As a result of these modifications, the Company recorded incremental compensation expense of approximately $435 during the year ended December 31, 2010, which represents the difference between the grant date fair value and the modification date fair value of these awards for the portion of the service period that has been satisfied. The service period for the modified awards did not change. The Company will record additional incremental compensation expense of $261 over the remaining service period.

At the time of each of the 2008 and 2009 restricted stock unit grants, the Company was not able to determine which IRR level would be reached for the respective three year performance period, therefore the Company assumed the mid-point IRR level for both grants in determining the amount of compensation expense to record for such grants. During the year ended December 31, 2010, based upon additional information, the Company determined that the 12.5% IRR level will be reached for the 2008 grant and the 12.5% IRR level is expected to be reached for the 2009 grant. The Company recorded additional compensation expense of approximately $823 for the 2008 restricted stock unit grant and $377 for the 2009 restricted stock unit grant during the year ended December 31, 2010.

Due to the fact that the IRR for the three year performance period could not be determined at the time of the 2010 grant, the Company estimated that the most likely outcome is the achievement of the mid-point IRR level. The Company assumed a forfeiture rate of 5% for the restricted stock unit awards. If during the service period, additional information becomes available to lead the Company to believe a different IRR level will be achieved for the three year performance periods, the Company will reassess the number of units that will vest for the respective grant and adjust its compensation expense accordingly on a prospective basis over the remaining service period.

As of December 31, 2010, no restricted stock unit awards had vested. There were no forfeitures of restricted stock unit awards during the year ended December 31, 2010. The Company recorded compensation expense of $326, $759 and $3,424 related to these restricted stock unit awards during the years ended December 31, 2008, 2009 and 2010, respectively. As of December 31, 2010, the Company had restricted stock units outstanding that represented a total of 884,040 hypothetical shares of common stock, net of actual cumulative forfeitures of 19,918 units, assuming the maximum IRR of at least 12.5% is achieved for all of the grants. As of December 31, 2010, the remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $6,389, which assumes the high-point IRR level has been achieved for the 2008 grant, the high-point IRR level will be achieved for the 2009 grant and the mid-point IRR level will be achieved for the 2010 grant. The weighted average period over which this remaining compensation expense will be recognized is approximately two years.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows:

	Year Ended December 31,
	2008	2009	2010

Cash paid for interest(1)	$94,533	$239,376	$103,047
Cash paid for income taxes, net of refunds received	$36,203	$46,213	$93,435
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment(2)	$3,723	$(6,166)	$3,339
Theatre properties and equipment acquired under capital lease(3)	$7,911	$20,400	$6,934
Change in fair market values of interest rate swap agreements, net of taxes	$(22,063)	$3,898	$7,170
Investment in NCM — receipt of common units (See Note 6)	$19,020	$15,536	$30,683
Investment in NCM — change of interest gain (loss) (See Note 6)	$(75)	$—	$271
Net book value of equipment contributed to DCIP (See Note 7)	$—	$—	$18,090
Dividends accrued on unvested restricted stock unit awards	$(74)	$(201)	$(635)
Shares issued upon non-cash stock option exercises, at exercise price of $7.63 per share	$—	$34,923	$413
Investment in Real D (See Note 8)	$—	$—	$18,909
Change in fair market value of available-for-sale securities, net of taxes (See Note 8)	$—	$—	$5,659
Issuance of common stock as a result of the Central America Share Exchange (See Note 9)	$12,949	$—	$—
Issuance of common stock as a result of the Ecuador Share Exchange (See Note 9)	$3,200	$—	$—
Issuance of common stock as a result of the Colombia Share Exchange (See Note 9)	$—	$—	$6,951

(1)	Includes $158,349 of interest paid as a result of the repurchase of approximately $419,403 aggregate principal amount of the Company’s 9 3/4% senior discount notes in 2009. The interest portion of the repurchase had accreted on the senior discount notes since issuance during 2004.

(2)	Additions to theatre properties and equipment included in accounts payable as of December 31, 2009 and 2010 were $7,823 and $11,162, respectively.

(3)	Amount recorded during the twelve months ended December 31, 2009 was a result of the acquisition of theatres in the U.S. as discussed in Note 5.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	INCOME TAXES

Income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2008	2009	2010

Income (loss) before income taxes:
U.S.	$(53,452)	$98,908	$124,335
Foreign	30,077	46,693	83,166

Total	$(23,375)	$145,601	$207,501

Current:
Federal	$37,681	$35,303	$35,172
Foreign	4,620	13,706	21,933
State	4,729	8,450	9,336

Total current expense	47,030	57,459	66,441

Deferred:
Federal	(28,138)	(9,527)	(143)
Foreign	7,330	(2,405)	(7,188)
State	(5,167)	(682)	(1,272)

Total deferred taxes	(25,975)	(12,614)	(8,603)

Income taxes	$21,055	$44,845	$57,838

A reconciliation between income tax expense and taxes computed by applying the applicable statutory federal income tax rate to income (loss) before income taxes follows:

	Year Ended December 31,
	2008	2009	2010

Computed normal tax expense (benefit)	$(9,544)	$50,960	$72,625
Goodwill	27,503	—	—
Foreign inflation adjustments	464	1,614	47
State and local income taxes, net of federal income tax impact	(2,506)	5,215	5,195
Foreign losses not benefited and other changes in valuation allowance	1,459	(552)	(5,685)
Foreign tax rate differential	1,537	(1,464)	(4,798)
Foreign dividends	2,084	2,141	3,952
Capital loss benefit	—	(12,913)	—
Changes in uncertain tax positions	—	6,957	(8,080)
True up to deferred tax items	—	(6,453)	—
Other — net	58	(660)	(5,418)

Income taxes	$21,055	$44,845	$57,838

The Company reinvests the undistributed earnings of its foreign subsidiaries, with the exception of its subsidiary in Ecuador. Accordingly, deferred U.S. federal and state income taxes are provided only on the undistributed earnings of the Company’s Ecuador subsidiary. As of December 31, 2010, the cumulative amount of

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

undistributed earnings of the foreign subsidiaries on which the Company has not recognized income taxes was approximately $254,000.

Deferred Income Taxes

The tax effects of significant temporary differences and tax loss and tax credit carryforwards comprising the net long-term deferred income tax liabilities as of December 31, 2009 and 2010 consisted of the following:

	December 31,
	2009	2010

Deferred liabilities:
Theatre properties and equipment	$102,464	$101,162
Deferred intercompany sales	8,650	12,905
Intangible asset — other	7,277	23,872
Intangible asset — tradenames	116,054	112,720
Investment in partnerships	38,405	56,732

Total deferred liabilities	272,850	307,391

Deferred assets:
Deferred lease expenses	13,493	21,333
Theatre properties and equipment	11,672	14,152
Deferred revenue — NCM and Fandango	64,313	84,206
Capital lease obligations	52,645	51,294
Interest rate swaps agreements	7,157	(606)
Tax loss carryforwards	12,747	8,847
Alternative minimum tax and other credit carryforwards	5,634	9,076
Other expenses, not currently deductible for tax purposes	1,915	13,320

Total deferred assets	169,576	201,622

Net deferred income tax liability before valuation allowance	103,274	105,769
Valuation allowance against deferred assets	18,228	15,425

Net deferred income tax liability	$121,502	$121,194

Net deferred tax liability — Foreign	$13,381	$6,807
Net deferred tax liability — U.S.	108,121	114,387

Total	$121,502	$121,194

The Company’s valuation allowance against deferred tax assets decreased from $18,228 at December 31, 2009 to $15,425 at December 31, 2010. The change in the valuation allowance was primarily due to realization of deferred tax assets for the Company’s Chilean subsidiaries.

The Company’s foreign tax credit carryforwards begin expiring in 2015. Some foreign net operating losses will expire in the next reporting period; however, some losses may be carried forward indefinitely. State net operating losses may be carried forward for periods of between five and twenty years with the last expiring year being 2029.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Uncertain Tax Positions

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties, for the years ended December 31, 2008, 2009 and 2010:

	Year Ended December 31,
	2008	2009	2010

Balance at January 1,	$12,493	$13,976	$23,857
Gross increases-tax positions in prior periods	37	2,274	—
Gross decreases-tax positions in prior periods	(199)	—	(1,392)
Gross increases — current period tax positions	2,397	7,845	3,551
Gross decreases — current period tax positions	(752)	(622)	(613)
Settlements	—	—	(10,383)
Foreign currency translation adjustments	—	384	177

Balance at December 31,	$13,976	$23,857	$15,197

The Company had $31,661 and $19,788 of gross unrecognized tax benefits, including interest and penalties, as of December 31, 2009 and December 31, 2010, respectively. Of these amounts, $23,212 and $14,339 represent the amount of unrecognized tax benefits that if recognized would impact the effective income tax rate for the years ended December 31, 2009 and 2010, respectively. The Company had $7,804 and $4,592 accrued for interest and penalties as of December 31, 2009 and 2010, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and multiple state and foreign jurisdictions, and the Company is routinely under audit by many different tax authorities. The Company believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. The Company is no longer subject to income tax audits from the Internal Revenue Service for years before 2006. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2006. Certain state returns were amended as a result of the Internal Revenue Service examination closures for 2002 through 2005, and the statutes remain open for those amendments. The Company is no longer subject to non-U.S. income tax examinations by tax authorities in its major non-U.S. tax jurisdictions for years before 2004.

The Company is currently under examination by the Internal Revenue Service for the 2006 and 2007 tax years. It is reasonably possible that these audits could be completed within the next twelve months. These events could result in a decrease in the Company’s total unrecognized tax benefits of approximately $1,948, which includes approximately $259 of accrued interest.

22.	COMMITMENTS AND CONTINGENCIES

Leases — The Company conducts a significant part of its theatre operations in leased properties under noncancelable operating and capital leases with terms generally ranging from 10 to 25 years. In addition to the minimum annual lease payments, some of the leases provide for contingent rentals based on operating results of the theatre and most require the payment of taxes, insurance and other costs applicable to the property. The Company can renew, at its option, a substantial portion of the leases at defined or then market rental rates for various periods. Some leases also provide for escalating rent payments throughout the lease term. A liability for deferred lease expenses of $27,698 and $30,454 at December 31, 2009 and 2010, respectively, has been provided to account for

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lease expenses on a straight-line basis, where lease payments are not made on such a basis. Rent expense was as follows:

	Year Ended December 31,
	2008	2009	2010

Fixed rent expense	$175,368	$181,075	$186,893
Contingent rent expense	50,227	57,704	68,824

Total facility lease expense	$225,595	$238,779	$255,717

Future minimum lease payments under noncancelable operating and capital leases that have initial or remaining terms in excess of one year at December 31, 2010 are due as follows:

	Operating	Capital
	Leases	Leases

2011	$200,144	$21,237
2012	200,444	21,376
2013	196,047	21,514
2014	188,802	21,790
2015	182,114	22,007
Thereafter	827,684	132,675

Total	$1,795,235	$240,599

Amounts representing interest payments		100,439

Present value of future minimum payments		$140,160
Current portion of capital lease obligations		7,348

Capital lease obligations, less current portion		$132,812

Employment Agreements — Effective June 16, 2008, the Company entered into new employment agreements with Alan W. Stock, Timothy Warner, Robert Copple and Michael Cavalier and effective December 15, 2008, the Company entered into new employment agreements with Lee Roy Mitchell, Rob Carmony, and John Lundin. Collectively these new employment agreements are herein referred to as the “Employment Agreements”. The Employment Agreements have an initial term of three years subject to an automatic extension for a one-year period, unless the employment agreements are terminated. Effective June 3, 2009, the Company terminated its employment agreement with John Lundin. Effective May 25, 2009, the Company entered into an employment agreement with Steve Bunnell that has an initial term of two years subject to an extension for a one year period, unless the agreement is terminated. Effective February 15, 2010, the Company entered into an employment agreement with Valmir Fernandes, that has an initial term of three years. The base salaries stipulated in the employment agreements are subject to review during the term of the agreements for increase (but not decrease) each year by the Company’s Compensation Committee. Management personnel subject to these employment agreements are eligible to receive annual cash incentive bonuses upon the Company meeting certain performance targets established by its Compensation Committee.

Retirement Savings Plan — The Company has a 401(k) retirement savings plan for the benefit of all employees and makes contributions as determined annually by the board of directors. Contribution payments of $1,834 and $2,081 were made in 2009 (for plan year 2008) and 2010 (for plan year 2009), respectively. A liability of approximately $2,313 has been recorded at December 31, 2010 for contribution payments to be made in 2011 (for plan year 2010).

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation and Litigation Settlements — On December 10, 2010, the Company was made a party to a putative class action claim in the United States District Court for the Northern District of California. The claim has been filed by a disability rights group and two individuals for injunctive relief, damages and attorney’s fees concerning captioning the movie exhibitions at the Company’s theatres in California. Monetary damages are also sought on behalf of all hearing-disabled patrons of our theatres in California. This case is in an early pretrial phase. The Company intends to vigorously defend this suit. The Company is currently unable to estimate a possible loss or range of loss related to this matter.

From time to time, the Company is involved in other various legal proceedings arising from the ordinary course of its business operations, such as personal injury claims, employment matters, landlord-tenant disputes, patent claims and contractual disputes, some of which are covered by insurance or by indemnification from vendors. The Company believes its potential liability with respect to these types of proceedings currently pending is not material, individually or in the aggregate, to the Company’s financial position, results of operations and cash flows.

23.	SEGMENTS

The Company manages its international market and its U.S. market as separate reportable operating segments. The international segment consists of operations in Brazil, Mexico, Chile, Colombia, Argentina, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. The U.S. segment includes U.S. and Canada operations. (Note that the Company’s only Canadian theatre was sold during November 2010). Each segment’s revenue is derived from admissions and concession sales and other ancillary revenues, primarily screen advertising. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company does not report asset information by segment because that information is not used to evaluate the performance or allocate resources between segments.

Below is a breakdown of select financial information by reportable operating segment:

	Year Ended December 31,
	2008	2009	2010

Revenues:
U.S.	$1,360,176	$1,558,736	$1,584,281
International	385,817	421,765	564,240
Eliminations	(3,706)	(4,001)	(7,377)

Total revenues	$1,742,287	$1,976,500	$2,141,144

	Year Ended December 31,
Adjusted EBITDA:	2008	2009	2010

U.S.	$291,487	$361,685	$363,345
International	78,805	83,839	122,575

Total Adjusted EBITDA	$370,292	$445,524	$485,920

	Year Ended December 31,
Capital Expenditures:	2009	2010

U.S.	$81,695	$70,474
International	43,102	85,628

Total capital expenditures	$124,797	$156,102

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA:

	Year Ended December 31,
	2008	2009	2010

Net income (loss)	$(44,430)	$100,756	$149,663
Add (deduct):
Income taxes	21,055	44,845	57,838
Interest expense(1)	116,058	102,505	112,444
(Gain) loss on early retirement of debt	(1,698)	27,878	3
Other income(2)	(11,927)	(4,688)	(3,721)
Depreciation and amortization	155,326	148,264	142,731
Amortization of favorable/unfavorable leases	2,708	1,251	777
Impairment of long-lived assets	113,532	11,858	12,538
(Gain) loss on sale of assets and other	8,488	3,202	(431)
Deferred lease expenses	4,350	3,960	3,940
Amortization of long-term prepaid rents	1,717	1,389	1,786
Share based awards compensation expense	5,113	4,304	8,352

Adjusted EBITDA	$370,292	$445,524	$485,920

(1)	Includes amortization of debt issue costs.

(2)	Includes interest income, foreign currency exchange gain, and equity in loss of affiliates and excludes distributions from NCM. Distributions from NCM are reported entirely within the U.S. operating segment.

Financial Information About Geographic Areas

We have operations in the U.S., Brazil, Mexico, Chile, Colombia, Argentina, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala, which are reflected in the consolidated financial statements. Below is a breakdown of select financial information by geographic area:

	Year Ended December 31,
	2008	2009	2010

Revenues
U.S.	$1,360,176	$1,558,736	$1,584,281
Brazil	186,159	218,236	315,884
Mexico	78,292	65,206	70,859
Other foreign countries	121,366	138,323	177,497
Eliminations	(3,706)	(4,001)	(7,377)

Total	$1,742,287	$1,976,500	$2,141,144

	December 31,
	2009	2010

Theatres properties and equipment, net
U.S.	$1,040,395	$972,358
Brazil	91,996	129,361
Mexico	39,371	43,127
Other foreign countries	47,826	70,600

Total	$1,219,588	$1,215,446

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	RELATED PARTY TRANSACTIONS

The Company leased one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”) on a month-to-month basis. Plitt Plaza is indirectly owned by Lee Roy Mitchell, the Company’s Chairman of the Board, who owns approximately 12% of the Company’s issued and outstanding shares of common stock. The Company closed this theatre during March 2010. The Company recorded $127, $118 and $30 of facility lease and other operating expenses payable to Plitt Plaza joint venture during the years ended December 31, 2008, 2009 and 2010, respectively. During the year ended December 31, 2010, the Company recorded approximately $111 related to the termination of the lease, which is reflected in (gain) loss on sale of assets and other on the consolidated statements of operations.

The Company manages one theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $92, $102 and $105 of management fee revenues during the years ended December 31, 2008, 2009 and 2010, respectively. All such amounts are included in the Company’s consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC to use, on occasion, a private aircraft owned by Copper Beech Capital, LLC. Copper Beech Capital, LLC is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech Capital, LLC the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip. For the years ended December 31, 2008, 2009 and 2010, the aggregate amounts paid to Copper Beech Capital, LLC for the use of the aircraft was approximately $136, $64 and $73, respectively.

The Company leases 20 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of the Company’s directors and is an officer of the general partner of Syufy. Of these 21 leases, 17 have fixed minimum annual rent in an aggregate amount of approximately $21,044. The four leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. For the years ended December 31, 2008, 2009 and 2010, the Company paid approximately $1,304, $1,296 and $1,224, respectively, in percentage rent for these four leases.

25.	VALUATION AND QUALIFYING ACCOUNTS

The Company’s valuation allowance for deferred tax assets for the years ended December 31, 2008, 2009 and 2010 were as follows:

Valuation Allowance for
Deferred Tax Assets

Balance at January 1, 2008	$9,872
Additions	4,200
Deductions	(609)

Balance at December 31, 2008	$13,463
Additions	5,163
Deductions	(398)

Balance at December 31, 2009	$18,228
Additions	3,398
Deductions	(6,201)

Balance at December 31, 2010	$15,425

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Revenues	$425,800	$517,508	$496,825	$536,367	$1,976,500
Operating income	$50,586	$70,550	$55,671	$73,667	$250,474
Net income attributable to Cinemark Holdings, Inc.	$17,565	$18,670	$21,011	$39,862	$97,108
Net income per share attributable to Cinemark Holdings, Inc.’s common stockholders:
Basic	$0.16	$0.17	$0.19	$0.36	$0.89
Diluted	$0.16	$0.17	$0.19	$0.36	$0.87

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Revenues	$516,631	$539,369	$560,235	$524,909	$2,141,144
Operating income	$71,793	$79,697	$73,788	$67,591	$292,869
Net income attributable to Cinemark Holdings, Inc.	$35,093	$39,682	$33,332	$38,013	$146,120
Net income per share attributable to Cinemark Holdings, Inc.’s common stockholders:
Basic	$0.32	$0.35	$0.29	$0.33	$1.30
Diluted	$0.31	$0.35	$0.29	$0.33	$1.29

27.	SUBSEQUENT EVENT — DIVIDEND DECLARATION

On February 24, 2011, the Company’s board of directors declared a cash dividend for the fourth quarter of 2010 of $0.21 per share of common stock payable to stockholders of record on March 4, 2011. The dividend will be paid on March 16, 2011.

SCHEDULE 1 — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CINEMARK HOLDINGS, INC.

PARENT COMPANY BALANCE SHEETS

	December 31,	December 31,
	2009	2010
	(In thousands, except share data)

ASSETS
Cash and cash equivalents	$199	$232
Accounts receivable	317	—
Investment in subsidiaries	907,344	1,029,101

Total assets	$907,860	$1,029,333

LIABILITIES AND EQUITY
Liabilities
Accounts payable to subsidiaries	$7,656	$6,728
Accrued other current liabilities	98	149
Other long-term liabilities	274	909

Total liabilities	8,028	7,786
Equity
Common stock, $0.001 par value: 300,000,000 shares authorized, 114,222,523 shares issued and 110,917,105 shares outstanding at December 31, 2009; and 117,110,703 shares issued and 113,750,844 shares outstanding at December 31, 2010	114	117
Additional paid-in-capital	1,011,667	1,037,586
Treasury stock, 3,305,418 and 3,359,859 common shares at cost at December 31, 2009 and 2010, respecitvely	(43,895)	(44,725)
Retained earnings (deficit)	(60,595)	388
Accumulated other comprehensive income (loss)	(7,459)	28,181

Total equity	899,832	1,021,547

Total liabilities and equity	$907,860	$1,029,333

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

	Year Ended December 31,
	2008	2009	2010
	(In thousands)

Revenues	$—	$—	$—
Cost of operations	988	1,536	2,030

Operating loss	(988)	(1,536)	(2,030)
Other income	1,940	94	1

Income (loss) before income taxes and equity in income (loss) of subsidiaries	952	(1,442)	(2,029)
Income taxes	(365)	519	762
Equity in income (loss) of subsidiaries, net of taxes	(48,912)	98,031	147,387

Net income (loss)	$(48,325)	$97,108	$146,120

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

							Accumulated	Total
							Other	Cinemark
	Common Stock		Treasury Stock		Additional	Retained	Comprehensive	Holdings, Inc.	Comprehensive
	Shares		Shares		Paid-in-	Earnings	Income	Stockholders’	Income
	Issued	Amount	Issued	Amount	Capital	(Deficit)	(Loss)	Equity	(Loss)
					(In thousands)

Balance at January 1, 2008	106,984	$107	—	$—	$939,327	$47,074	$32,695	$1,019,203
Issuance of restricted stock, net of restricted stock forfeitures	385	—						—
Exercise of stock options	169	—			1,292			1,292
Share based awards compensation expense					474			474
Subsidiaries’ share based awards activity					5,113			5,113
Issuance of shares as a result of Central America share exchange	903	1			12,948			12,949
Issuance of shares as a result of Ecuador share exchange	394	1			3,199			3,200
Dividends paid to stockholders						(77,534)		(77,534)
Dividends accrued on unvested restricted stock awards						(74)		(74)
Contribution by noncontrolling interest								—
Dividends paid to noncontrolling interests								—
Comprehensive income (loss):
Net loss						(48,325)		(48,325)	(48,325)
Fair value adjustments on interest rate swap agreements, net of taxes of $2,442							(22,063)	(22,063)	(22,063)
Amortization of accumulated other comprehensive loss on terminated swap agreement							1,351	1,351	1,351
Foreign currency translation adjustment							(84,330)	(84,330)	(84,330)

Balance at December 31, 2008	108,835	$109	—	$—	$962,353	$(78,859)	$(72,347)	$811,256	$(153,367)

Issuance of restricted stock, net of restricted stock forfeitures	479	—	(30)	—	—	—	—	—
Exercise of stock options, net of stock withholdings	4,908	5	(3,275)	(43,895)	37,442	—	—	(6,448)
Share based awards compensation expense	—	—	—	—	500	—	—	500
Subsidiaries’ share based awards activity	—	—	—	—	11,349	—	—	11,349
Dividends paid to stockholders	—	—	—	—	—	(78,643)	—	(78,643)
Dividends accrued on unvested restricted stock awards	—	—	—	—	—	(201)	—	(201)
Purchase of noncontrolling interest share of an Argentina subsidiary	—	—	—	—	23	—	—	23
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—
Comprehensive income:								—
Net income	—	—	—	—	—	97,108		97,108	97,108
Fair value adjustments on interest rate swap agreements, net of taxes of $2,359	—	—	—	—	—	—	3,898	3,898	3,898
Amortization of accumulated other comprehensive loss on terminated swap agreement	—	—	—	—	—	—	4,633	4,633	4,633
Foreign currency translation adjustment	—	—	—	—	—	—	56,357	56,357	56,357

Balance at December 31, 2009	114,222	$114	(3,305)	$(43,895)	$1,011,667	$(60,595)	$(7,459)	$899,832	$161,996

Colombia share exchange	1,113	1	—	—	6,950	—	(1,086)	5,865
Share based awards compensation expense	—	—	—	—	765	—	—	765
Subsidiaries’ share based awards activity	—	—	—	—	7,587	—	—	7,587
Issuance of restricted stock, net of restricted stock forfeitures	684	1	—	—	—	—	—	1
Stock repurchases related to restricted stock that vested during the year ended December 31, 2010	—	—	(20)	(299)	—	—	—	(299)
Exercise of stock options, net of stock withholdings	1,092	1	(35)	(531)	8,327	—	—	7,797
Tax benefit related to stock option exercises	—	—	—	—	2,680	—	—	2,680
Dividends paid to stockholders	—	—	—	—	—	(84,502)	—	(84,502)
Dividends accrued on unvested restricted stock unit awards	—	—	—	—	—	(635)	—	(635)
Purchase of noncontrolling interest share of Panama subsidiary	—	—	—	—	(390)	—	—	(390)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	146,120	—	146,120	146,120
Fair value adjustments on interest rate swap agreements, net of taxes of $4,339	—	—	—	—	—	—	7,170	7,170	7,170
Amortization of accumulated other comprehensive loss on terminated swap agreement	—	—	—	—	—	—	4,633	4,633	4,633
Fair value adjustments on available-for-sale securities, net of taxes of $3,424	—	—	—	—	—	—	5,659	5,659	5,659
Foreign currency translation adjustment	—	—	—	—	—	—	19,264	19,264	19,264

Balance at December 31, 2010	117,111	$117	(3,360)	$(44,725)	$1,037,586	$388	$28,181	$1,021,547	$182,846

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

	Year Ended December 31,
	2008	2009	2010
	(In thousands)

Operating Activities
Net income (loss)	$(48,325)	$97,108	$146,120
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Share based awards compensation expense	474	500	765
Equity in (income) loss of subsidiaries	48,912	(98,031)	(147,387)
Changes in other assets and liabilities	(2,837)	9,171	(561)

Net cash provided by (used for) operating activities	(1,776)	8,748	(1,063)
Investing Activities
Investments in subsidiaries; Cinemark, Inc. and Cinemark USA, Inc.	(42,207)	(18,000)	—
Dividends received from subsidiaries; Cinemark, Inc. and Cinemark USA, Inc.	51,500	58,625	78,100

Net cash provided by investing activities	9,293	40,625	78,100
Financing Activities
Proceeds from stock option exercises	1,292	2,524	7,914
Payroll taxes paid as a result of immaculate option exercises	—	(8,972)	(416)
Dividends paid to stockholders	(77,534)	(78,643)	(84,502)

Net cash used for financing activities	(76,242)	(85,091)	(77,004)

Increase (decrease) in cash and cash equivalents	(68,725)	(35,718)	33
Cash and cash equivalents:
Beginning of period	104,642	35,917	199

End of period	$35,917	$199	$232

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS
In thousands, except share and per share data

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

2.	DIVIDEND PAYMENTS

In August 2007, Cinemark Holdings, Inc. initiated a quarterly dividend policy, which was amended in November 2010. Below is a summary of dividends paid for the fiscal periods indicated.

			Amount per
	Date of	Date	Common	Total
Date Declared	Record	Paid	Share	Dividends(1)

02/26/08	03/06/08	03/14/08	$0.18	$19,270
05/09/08	05/30/08	06/12/08	$0.18	19,353
08/07/08	08/25/08	09/12/08	$0.18	19,370
11/06/08	11/26/08	12/11/08	$0.18	19,615

Total — Year ended December 31, 2008				$77,608

02/13/09	03/05/09	03/20/09	$0.18	$19,619
05/13/09	06/02/09	06/18/09	$0.18	19,734
07/29/09	08/17/09	09/01/09	$0.18	19,739
11/04/09	11/25/09	12/10/09	$0.18	19,752

Total — Year ended December 31, 2009				$78,844

02/25/10	03/05/10	03/19/10	$0.18	$20,104
05/13/10	06/04/10	06/18/10	$0.18	20,313
07/29/10	08/17/10	09/01/10	$0.18	20,519
11/02/10	11/22/10	12/07/10	$0.21	24,201

Total — Year ended December 31, 2010				$85,137

(1)	Of the dividends recorded during 2008, 2009 and 2010, $74, $201 and $635, respectively, were related to outstanding restricted stock units and will not be paid until such units vest. See Note 19 to the Company’s consolidated financial statements included elsewhere in this annual report on Form 10-K.

(2)	Beginning with the dividend declared on November 2, 2010, the Company’s board of directors raised the quarterly dividend to $0.21 per common share.

3.	DIVIDENDS RECEIVED FROM SUBSIDIARIES

During the years ended December 31, 2008 and 2009, Cinemark Holdings, Inc. received cash dividends of $51,500, and $39,050, respectively, from its former subsidiary, Cinemark, Inc. During the years ended December 31, 2009 and 2010, Cinemark Holdings, Inc. received cash dividends of $19,575 and $78,100, respectively, from its subsidiary, Cinemark USA, Inc.

CINEMARK HOLDINGS, INC.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS — (Continued)

4.	LONG-TERM DEBT

Cinemark Holdings, Inc. has no direct outstanding debt obligations, but its subsidiaries do. For a discussion of the debt obligations of Cinemark Holdings, Inc.’s subsidiaries, see Note 13 to the Company’s consolidated financial statements included elsewhere in this annual report on Form 10-K.

5.	CAPITAL STOCK

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

EXHIBITS

TO

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR

CINEMARK HOLDINGS, INC.

FOR FISCAL YEAR ENDED
DECEMBER 31, 2010

EXHIBIT INDEX

Number		Exhibit Title

2	.1(a)	Stock Contribution and Exchange Agreement, dated as of August 7, 2006, by and between Cinemark Holdings, Inc., Cinemark, Inc., Syufy Enterprises, LP and Century Theatres Holdings, LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on August 11, 2006).
2	.1(b)	Stock Purchase Agreement, dated as of August 7, 2006, by and among Cinemark USA, Inc., Cinemark Holdings, Inc., Syufy Enterprises LP, Century Theatres, Inc. and Century Theatres Holdings, LLC (incorporated by reference to Exhibit 10.1 to current Report on Form 8-K, File No, 000-47040, filed by Cinemark USA, Inc. on August 11, 2006).
2.2		Contribution and Exchange Agreement, dated as of August 7, 2006, by and among Cinemark Holdings, Inc. and Lee Roy Mitchell, The Mitchell Special Trust, Alan W. Stock, Timothy Warner, Robert Copple, Michael Cavalier, Northwestern University, John Madigan, Quadrangle Select Partners LP, Quadrangle Capital Partners A LP, Madison Dearborn Capital Partners IV, L.P., K&E Investment Partners, LLC — 2004-B-DIF, Piola Investments Ltd., Quadrangle (Cinemark) Capital Partners LP and Quadrangle Capital Partners LP (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on August 11, 2006).
3.1		Second Amended and Restated Certificate of Incorporation of Cinemark Holdings, Inc. filed with the Delaware Secretary of State on April 9, 2007 (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to our Registration Statement on Form S-1, File No. 333-140390, filed April 9, 2007).
3	.2(a)	Amended and Restated Bylaws of Cinemark Holdings, Inc. dated April 9, 2007 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to our Registration Statement on Form S-1, File No. 333-140390, filed April 9, 2007).
3	.2(b)	First Amendment to the Amended and Restated Bylaws of Cinemark Holdings, Inc. dated April 16, 2007 (incorporated by reference to Exhibit 3.2(b) to Amendment No. 4 to our Registration Statement on Form S-1, File No. 333-140390, filed April 19, 2007).
4.1		Specimen stock certificate of Cinemark Holdings, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to our Registration Statement on Form S-1, File No. 333-140390, filed April 9, 2007).
4	.2(a)	Indenture, dated as of March 31, 2004, between Cinemark, Inc. and The Bank of New York Trust Company, N.A. governing the 9 3/4% senior discount notes issued thereunder (incorporated by reference to Exhibit 4.2(a) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).
4	.2(b)	Form of 9 3/4% senior discount notes (contained in the indenture listed as Exhibit 4.2(a) above) (incorporated by reference to Exhibit 4.2(b) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).
4	.3(a)	Indenture, dated as of February 11, 2003, between Cinemark USA, Inc. and The Bank of New York Trust Company of Florida, N.A. governing the 9% senior subordinated notes issued thereunder (incorporated by reference to Exhibit 10.2(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File 033-47040, filed March 19, 2003).
4	.3(b)	First Supplemental Indenture, dated as of May 7, 2003, between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference from Exhibit 4.2(i) to Cinemark USA, Inc.’s Registration Statement on Form S-4/A, File No. 333-104940, filed May 28, 2003).
4	.3(c)	Second Supplemental Indenture dated as of November 11, 2004, between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-047040, filed March 28, 2005).
4	.3(d)	Third Supplemental Indenture, dated as of October 5, 2006, among Cinemark USA, Inc., the subsidiaries of Cinemark USA, Inc. named therein, and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on October 12, 2006).

Number		Exhibit Title

4	.3(e)	Fourth Supplemental Indenture, dated as of March 20, 2007, among Cinemark USA, Inc., the subsidiaries of Cinemark USA, Inc. named therein, and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1to the Current Report on Form 8-K, File No. 033-47040, filed by Cinemark USA, Inc. on March 26, 2007).
4	.3(f)	Form of 9% Senior Subordinated Note, Due 2013 (contained in the Indenture listed as Exhibit 4.3(a) above) (incorporated by reference to Exhibit 10.2(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K , File 033-47040, filed March 19, 2003).
4.5		Registration Agreement, dated as of August 7, 2006, effective October 5, 2006, by and among Cinemark Holdings, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 4.5 to Cinemark Holdings Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed February 1, 2007).
4.6		Director Nomination Agreement by and among Cinemark Holdings, Inc. and certain stockholders (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed May 3, 2007).
4	.8(a)	Indenture dated as of June 29, 2009, among Cinemark USA, Inc., the Guarantors named therein and Wells Fargo Bank, N.A., as trustee governing the 8.625% Senior Notes due 2019 of Cinemark USA, Inc. issued thereunder (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-33401, filed July 6, 2009).
4	.8(b)	Form of 8.625% Senior Notes due 2019 of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.2(a) above) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, File No. 001-33401, filed July 6, 2009).
4	.9(a)	Indenture dated as of March 31, 2004 between Cinemark, Inc. and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.) governing the 9.75% Senior Discount Notes issued thereunder (incorporated by reference to Exhibit 4.2(a) to Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).
4	.9(b)	First Supplemental Indenture dated as of June 29, 2009 between Cinemark, Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-33401, filed June 30, 2009).
10	.1(a)	Management Agreement, dated December 10, 1993, between Laredo Theatre, Ltd. and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1994).
10	.1(b)	First Amendment to Management Agreement of Laredo Theatre, Ltd., effective as of December 10, 2003, between CNMK Texas Properties, Ltd. (successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(d) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).
10	.1(c)	Second Amendment to Management of Laredo Theatres, Ltd., effective as of December 10, 2008, between CNMK Texas Properties, L.L.C. (Successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd (incorporated by reference to Exhibit 10.1(c) to the Company’s Annual Report on Form 10-K, File No. 001-33401, filed March 13, 2009).
+10	.2(a)	Amended and Restated Agreement to Participate in Profits and Losses, dated as of March 12, 2004, between Cinemark USA, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).
+10	.2(b)	Termination Agreement to Amended and Restated Agreement to Participate in Profits and Losses, dated as of May 3, 2007, by and between Cinemark USA, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed May 3, 2007).
10.3		License Agreement, dated December 10, 1993, between Laredo Joint Venture and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1994).
10	.4(a)	Tax Sharing Agreement, between Cinemark USA, Inc. and Cinemark International, L.L.C. (f/k/a Cinemark II, Inc. ), dated as of June 10, 1992 (incorporated by reference to Exhibit 10.22 to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1993).

Number		Exhibit Title

10	.4(b)	Tax Sharing Agreement, dated as of July 28, 1993, between Cinemark USA, Inc. and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.10 to Cinemark Mexico (USA)’s Registration Statement on Form S-4, File No. 033-72114, filed November 24, 1993).
+10	.5(a)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.14(a) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).
+10	.5(b)	First Amendment to Employment Agreement, effective as of December 12, 2006, by and between Cinemark, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.1 to Cinemark, Inc.’s Current Report on Form 8-K, File No. 001-31372, filed December 18, 2006).
+10	.5(c)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Alan Stock (incorporated by reference to Exhibit 10.14(b) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).
+10	.5(d)	First Amendment to Employment Agreement, effective as of December 12, 2006, by and between Cinemark, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to Cinemark, Inc.’s Current Report on Form 8-K, File No. 001-31372, filed December 18, 2006).
+10	.5(e)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Timothy Warner (incorporated by reference to Exhibit 10.14(c) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).
+10	.5(f)	First Amendment to Employment Agreement, effective as of December 12, 2006, by and between Cinemark, Inc. and Timothy Warner (incorporated by reference to Exhibit 10.3 to Cinemark, Inc.’s Current Report on Form 8-K, File No. 001-31372, filed December 18, 2006).
+10	.5(g)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Robert Copple (incorporated by reference to Exhibit 10.14(d) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).
+10	.5(h)	First Amendment to Employment Agreement, effective as of January 25, 2007, between Cinemark, Inc. and Robert Copple (incorporated by reference to Exhibit 10.5(j) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed February 1, 2007).
+10	.5(i)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.14(e) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).
+10	.5(j)	First Amendment to Employment Agreement, effective as of January 14, 2008, between Cinemark, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed January 16, 2008).
+10	.5(k)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tandy Mitchell (incorporated by reference to Exhibit 10.14(f) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).
+10	.5(l)	Termination Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Tandy Mitchell (incorporated by reference to Exhibit 10.5 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 8, 2008).
+10	.5(m)	Employment Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Alan Stock (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 333-140390, filed August 8, 2008).
+10	.5(n)	Employment Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Timothy Warner (incorporated by reference to Exhibit 10.2 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 333-140390, filed August 8, 2008).
+10	.5(o)	Employment Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Robert Copple (incorporated by reference to Exhibit 10.3 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 333-140390, filed August 8, 2008).
+10	.5(p)	Employment Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Michael Cavalier (incorporated by reference to Exhibit 10.4 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 333-140390, filed August 8, 2008).

Number		Exhibit Title

+10	.5(q)	Employment Agreement, dated as of December 15, 2008, between Cinemark Holdings, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.5 (q) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 13, 2009).
+10	.5(r)	Employment Agreement, dated as of December 15, 2008, between Cinemark Holdings, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.5 (r) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 13, 2009).
+10	.5(s)	Employment Agreement, dated as of December 15, 2008, between Cinemark Holdings, Inc. and John Lundin (incorporated by reference to Exhibit 10.5 (s) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 13, 2009).
+10	.5(t)	Employment agreement, dated as of April 7, 2009, between Cinemark Holdings, Inc. and Steven Bunnell (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 7, 2009).
+10	.5(u)	Employment Agreement, dated as of February 15, 2010, between Cinemark Holdings, Inc. and Valmir Fernandes (incorporated by reference to Exhibit 10.5(v) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 10, 2010).
10	.6(a)	Credit Agreement, dated as of October 5, 2006, among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc., the several banks and other financial institutions or entities from time to time parties to the Agreement, Lehman Brothers Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, Morgan Stanley Senior Funding, Inc., as syndication agent, BNP Paribas and General Electric Capital Corporation as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on October 12, 2006).
10	.6(b)	First Amendment to Credit Agreement dated as of March 14, 2007 among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, Morgan Stanley Senior Funding, Inc., as syndication agent, BNP Paribas and General Electric Capital Corporation, as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.6(b) to Amendment No. 1 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed March 16, 2007).
10	.6(c)	Second Amendment to Credit Agreement dated as of January 29, 2010 by and among Lehman Commercial Paper Inc. (“Lehman”), a debtor and debtor in possession under chapter 11 of the Bankruptcy Code as Administrative Agent, the Required Lenders, Barclay’s Bank PLC, as successor Administrative Agent, Cinemark USA, Inc. and each Loan Party. (incorporated by reference to the Company’s Annual Report on Form 10-K, File No. 001-33401, filed March 10, 2010).
10	.6(d)	Third Amendment to Credit Agreement dated as of March 2, 2010 by and among Cinemark Holdings, Inc., Cinemark USA, Inc., Barclays Bank PLC and the Required Lenders (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K , File No. 001-33401, filed on March 8, 2010).
10	.6(e)	Guarantee and Collateral Agreement, dated as of October 5, 2006, among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc. and each subsidiary guarantor party thereto (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on October 12, 2006).
+10	.7(a)	Cinemark Holdings, Inc. 2006 Long Term Incentive Plan, dated December 22, 2006 (incorporated by reference to Exhibit 10.7(a) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed February 1, 2007).
+10	.7(b)	First Amendment to Cinemark Holdings, Inc. 2006 Long Term Incentive Plan, dated December 22, 2006 (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed November 15, 2007).
+10	.7(c)	Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Quarterly Report on form 10-Q, File No. 001-33401, filed May 9, 2008).

Number		Exhibit Title

+10	.7(d)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7(b) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed February 1, 2007).
+10	.7(e)	Form of Restricted Share Award Agreement pursuant to the Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 4.6 to Cinemark Holdings, Inc.’s Registration Statement on Form S-8, File No. 333-146349, filed August 29, 2008).
+10	.7(f)	Form of Restricted Stock Unit Award Agreement pursuant to the Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 4.2 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed May 9, 2008).
10.8		Exhibitor Services Agreement, dated as of February 13, 2007, by and between National CineMedia, LLC and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed March 16, 2007).
10.9		Third Amended and Restated Limited Liability Company Operating Agreement, dated as of February 12, 2007, by and between Cinemark Media, Inc., American Multi-Cinema, Inc., Regal CineMedia, LLC and National CineMedia, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed March 16, 2007).
10	.10(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.10(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.10(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA(incorporated by reference to Exhibit 10.10(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.10(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.10(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.11(a)	Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.11(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

Number		Exhibit Title

10	.11(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.11(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.11(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.12(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA (incorporated by reference to Exhibit 10.12(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.12(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA (incorporated by reference to Exhibit 10.12(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.12(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA (incorporated by reference to Exhibit 10.12(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.12(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA (incorporated by reference to Exhibit 10.12(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.12(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA (incorporated by reference to Exhibit 10.12(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.13(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA (incorporated by reference to Exhibit 10.13(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.13(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA (incorporated by reference to Exhibit 10.13(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.13(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA (incorporated by reference to Exhibit 10.13(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

Number		Exhibit Title

10	.13(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA (incorporated by reference to Exhibit 10.13(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007)..
10	.13(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA (incorporated by reference to Exhibit 10.13(e) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.14(a)	Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.14(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.14(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.14(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.14(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.15(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.15(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.15(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.15(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

Number		Exhibit Title

10	.15(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007)..
10	.16(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA (incorporated by reference to Exhibit 10.16(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.16(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA (incorporated by reference to Exhibit 10.16(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.16(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA (incorporated by reference to Exhibit 10.16(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.16(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA (incorporated by reference to Exhibit 10.16(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.16(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA (incorporated by reference to Exhibit 10.16(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.17(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.17(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.17(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.17(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.17(e)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

Number		Exhibit Title

10	.18(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA (incorporated by reference to Exhibit 10.18(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.18(b)	First Amendment, dated as of October 31, 1996, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA (incorporated by reference to Exhibit 10.18(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.18(c)	Second Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA (incorporated by reference to Exhibit 10.18(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.18(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA (incorporated by reference to Exhibit 10.18(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.18(e)	Fourth Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA (incorporated by reference to Exhibit 10.18(e) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.18(f)	Fifth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA (incorporated by reference to Exhibit 10.18(f) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.19(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA (incorporated by reference to Exhibit 10.19(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.19(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA (incorporated by reference to Exhibit 10.19(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.19(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA (incorporated by reference to Exhibit 10.19(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.19(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA (incorporated by reference to Exhibit 10.19(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.19(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA (incorporated by reference to Exhibit 10.19(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

Number		Exhibit Title

10	.20(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA (incorporated by reference to Exhibit 10.20(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.20(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA (incorporated by reference to Exhibit 10.20(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.20(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA (incorporated by reference to Exhibit 10.20(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.20(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA(incorporated by reference to Exhibit 10.20(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.20(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA (incorporated by reference to Exhibit 10.20(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.21(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.21(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.21(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.21(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.21(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.22(a)	Indenture of Lease, dated as of September 30, 1995, by and between Sycal Properties, Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA (incorporated by reference to Exhibit 10.22(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

Number		Exhibit Title

10	.22(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA (incorporated by reference to Exhibit 10.22(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.22(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA (incorporated by reference to Exhibit 10.22(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.22(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA (incorporated by reference to Exhibit 10.22(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.22(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA (incorporated by reference to Exhibit 10.22(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.23(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA (incorporated by reference to Exhibit 10.23(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.23(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA (incorporated by reference to Exhibit 10.23(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.23(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA (incorporated by reference to Exhibit 10.23(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.23(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA (incorporated by reference to Exhibit 10.23(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.23(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA (incorporated by reference to Exhibit 10.23(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.24(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.24(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

Number		Exhibit Title

10	.24(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.24(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.24(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.25(a)	Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.25(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.25(b)	First Amendment, dated as of April 15, 2005, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.25(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.25(c)	Second Amendment, dated as of September 29, 2005, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.25(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.25(d)	Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.25(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.26(a)	Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV (incorporated by reference to Exhibit 10.26(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.26(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV (incorporated by reference to Exhibit 10.26(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.26(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV (incorporated by reference to Exhibit 10.26(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.26(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV (incorporated by reference to Exhibit 10.26(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

Number		Exhibit Title

10	.27(a)	Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA (incorporated by reference to Exhibit 10.27(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.27(b)	First Amendment, dated as of April 15, 2005, to Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, (incorporated by reference to Exhibit 10.27(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.27(c)	Second Amendment, dated as of September 29, 2005, to Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, (incorporated by reference to Exhibit 10.27(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.27(d)	Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, (incorporated by reference to Exhibit 10.27(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.28(a)	Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc.(succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM(incorporated by reference to Exhibit 10.28(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.28(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc.(succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM (incorporated by reference to Exhibit 10.28(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.28(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc.(succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM (incorporated by reference to Exhibit 10.28(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.28(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc.(succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM (incorporated by reference to Exhibit 10.28(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.29(a)	Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA (incorporated by reference to Exhibit 10.29(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.29(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA (incorporated by reference to Exhibit 10.29(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.29(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA (incorporated by reference to Exhibit 10.29(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

Number		Exhibit Title

10	.29(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA (incorporated by reference to Exhibit 10.29(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.30(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Rancho Santa Fe 16, Las Vegas, NV (incorporated by reference to Exhibit 10.30(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.30(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Rancho Santa Fe 16, Las Vegas, NV (incorporated by reference to Exhibit 10.30(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.30(c)	Second Amendment, dated as of September 30, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Rancho Santa Fe 16, Las Vegas, NV (incorporated by reference to Exhibit 10.30(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.31(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.31(b)	First Amendment, dated as of October 1, 1996, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.31(c)	Second Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.31(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.31(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.32(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.32(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.32(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.32(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

Number		Exhibit Title

10	.32(c)	Second Amendment, dated as of October 1, 2001, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.32(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.32(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.32(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.33(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.33(b)	First Amendment, dated as of January 4, 1998, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.33(c)	Second Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.33(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.33(e)	Fourth Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(e) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.33(f)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(f) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.34(a)	Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.34(b)	First Amendment, dated as of April 30, 2003, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.34(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

Number		Exhibit Title

10	.34(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.34(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.35(a)	Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.35(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.35(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.35(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.35(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.35(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.35(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.35(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.36(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.36(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.36(c)	Second Amendment, dated as of October 1, 2001, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.36(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.36(e)	Fourth Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(e) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

Number		Exhibit Title

10	.36(f)	Fifth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(f) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).
10	.37(a)	Lease Agreement, dated as of October 31, 1997, by and between Sycal Properties, Inc. (succeeded by 150 Pelican LLC), as landlord and Century Theatres, Inc., as tenant, for office building situated at 150 Pelican Way, San Rafael, CA (incorporated by reference to Exhibit 10.37(a) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10	.37(b)	First Amendment, dated as of December 1, 1998, to Lease Agreement, dated as of October 31, 1997, by and between Sycal Properties, Inc. (succeeded by 150 Pelican LLC), as landlord and Century Theatres, Inc., as tenant, for office building situated at 150 Pelican Way, San Rafael, CA (incorporated by reference to Exhibit 10.37(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
*12		Calculation of Ratio of Earnings to Fixed Charges.
*21		Subsidiaries of Cinemark Holdings, Inc.
*23	.1	Consent of Deloitte & Touche LLP.
*31	.1	Certification of Alan Stock, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Alan Stock, Chief Executive Officer, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Robert Copple, Chief Financial Officer, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Any management contract, compensatory plan or arrangement.