Form 10-Q
period 2011-03-31
Cinemark Holdings, Inc.
filed 2011-05-05
CIK 1385280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes ☐ No ☑
     As of April 30, 2011, 114,171,336 shares of common stock were issued and outstanding.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 (unaudited)	4
Condensed Consolidated Statements of Income for the three months ended March 31, 2011 and 2010 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION`

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 6. Exhibits	34

SIGNATURES	35
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Cautionary Statement Regarding Forward-Looking Statements
Certain matters within this Quarterly Report on Form 10Q include “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The “forward-looking statements” include our current expectations, assumptions, estimates and projections about our business and our industry. They include statements relating to future revenues, expenses and profitability, the future development and expected growth of our business, projected capital expenditures, attendance at movies generally or in any of the markets in which we operate, the number or diversity of popular movies released and our ability to successfully license and exhibit popular films, national and international growth in our industry, competition from other exhibitors and alternative forms of entertainment and determinations in lawsuits in which we are defendants. Forward-looking statements can be identified by the use of words such as “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. For a description of the risk factors, please review the “Risk Factors” section or other sections in the Company’s Annual Report on Form 10-K filed March 1, 2011 and quarterly reports on Form 10-Q, filed with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by such risk factors. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data, unaudited)

	March 31,	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$463,308	$464,997
Inventories	10,505	11,686
Accounts receivable	41,250	50,607
Income tax receivable	8,796	30,733
Current deferred tax asset	4,128	8,099
Prepaid expenses and other	8,479	10,931

Total current assets	536,466	577,053

Theatre properties and equipment	2,080,882	2,048,204
Less accumulated depreciation and amortization	874,086	832,758

Theatre properties and equipment — net	1,206,796	1,215,446

Other assets
Goodwill	1,125,482	1,122,971
Intangible assets — net	328,491	329,204
Investment in NCM	72,162	64,376
Investment in DCIP	13,088	10,838
Investment in Real D	33,455	27,993
Investments in and advances to affiliates	2,462	2,619
Deferred charges and other assets — net	85,737	70,978

Total other assets	1,660,877	1,628,979

Total assets	$3,404,139	$3,421,478

Liabilities and equity

Current liabilities
Current portion of long-term debt	$10,836	$10,836
Current portion of capital lease obligations	7,570	7,348
Current liability for uncertain tax positions	463	1,948
Accounts payable and accrued expenses	220,793	251,808

Total current liabilities	239,662	271,940

Long-term liabilities
Long-term debt, less current portion	1,519,102	1,521,605
Capital lease obligations, less current portion	130,901	132,812
Deferred tax liability	124,162	129,293
Liability for uncertain tax positions	16,318	17,840
Deferred lease expenses	31,239	30,454
Deferred revenue — NCM	239,032	230,573
Other long-term liabilities	53,982	53,809

Total long-term liabilities	2,114,736	2,116,386

Commitments and contingencies (see Note 19)

Equity
Cinemark Holdings, Inc.’s stockholders’ equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 117,546,762 shares issued and 114,156,237 shares outstanding at March 31, 2011; and 117,110,703 shares issued and 113,750,844 shares outstanding at December 31, 2010	118	117
Additional paid-in-capital	1,040,856	1,037,586
Treasury stock, 3,390,525 and 3,359,859 shares, at cost, at March 31, 2011 and December 31, 2010, respectively	(45,219)	(44,725)
Retained earnings	1,294	388
Accumulated other comprehensive income	40,827	28,181

Total Cinemark Holdings, Inc.’s stockholders’ equity	1,037,876	1,021,547
Noncontrolling interests	11,865	11,605

Total equity	1,049,741	1,033,152

Total liabilities and equity	$3,404,139	$3,421,478

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, unaudited)

	Three months ended March 31,
	2011	2010
Revenues
Admissions	$311,692	$342,990
Concession	146,681	153,104
Other	24,763	20,537

Total revenues	483,136	516,631

Cost of operations
Film rentals and advertising	165,153	188,819
Concession supplies	23,282	22,406
Salaries and wages	50,079	52,542
Facility lease expense	66,426	62,715
Utilities and other	59,827	55,221
General and administrative expenses	28,986	25,530
Depreciation and amortization	38,922	33,933
Amortization of favorable/unfavorable leases	218	158
Impairment of long-lived assets	1,015	347
Loss on sale of assets and other	472	3,167

Total cost of operations	434,380	444,838

Operating income	48,756	71,793

Other income (expense)
Interest expense	(29,290)	(26,010)
Interest income	1,769	1,053
Foreign currency exchange gain (loss)	823	(268)
Distributions from NCM	9,863	9,946
Equity in income of affiliates	2,438	27

Total other expense	(14,397)	(15,252)

Income before income taxes	34,359	56,541
Income taxes	9,037	19,830

Net income	$25,322	$36,711
Less: Net income attributable to noncontrolling interests	359	1,618

Net income attributable to Cinemark Holdings, Inc.	$24,963	$35,093

Weighted average shares outstanding
Basic	112,542	110,547

Diluted	112,899	110,880

Earnings per share attributable to Cinemark Holdings, Inc.’s common stockholders
Basic	$0.22	$0.32

Diluted	$0.22	$0.31

Dividends declared per common share	$0.21	$0.18

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three months ended March 31,
	2011	2010
Operating activities
Net income	$25,322	$36,711

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	38,033	32,829
Amortization of intangible and other assets and unfavorable leases	1,107	1,262
Amortization of long-term prepaid rents	667	341
Amortization of debt issue costs	1,184	1,181
Amortization of deferred revenues, deferred lease incentives and other	(2,339)	(1,399)
Amortization of accumulated other comprehensive loss related to interest rate swap agreement	1,158	1,158
Amortization of bond discount	206	188
Impairment of long-lived assets	1,015	347
Share based awards compensation expense	2,013	1,313
Loss on sale of assets and other	472	1,457
Loss on contribution and sale of digital projection systems to DCIP	—	1,710
Deferred lease expenses	780	783
Deferred income tax expenses	(4,770)	(10,528)
Equity in income of affiliates	(2,438)	(27)
Tax benefit related to stock option exercises and restricted stock vesting	1,854	1,667
Distributions from equity investees	2,420	1,674
Changes in assets and liabilities	(5,642)	(26,566)

Net cash provided by operating activities	61,042	44,101

Investing activities
Additions to theatre properties and equipment	(35,769)	(19,517)
Proceeds from sale of theatre properties and equipment	485	491
Investment in joint venture — DCIP and other	(572)	(644)

Net cash used for investing activities	(35,856)	(19,670)

Financing activities
Proceeds from stock option exercises	348	5,081
Payroll taxes paid as a result of noncash stock option exercises and restricted stock withholdings	(494)	(299)
Dividends paid to stockholders	(23,897)	(20,046)
Payment of debt issue costs	(74)	(8,706)
Repayments of long-term debt	(2,709)	(3,070)
Payments on capital leases	(1,722)	(1,739)
Other	(110)	—

Net cash used for financing activities	(28,658)	(28,779)

Effect of exchange rate changes on cash and cash equivalents	1,783	(359)

Decrease in cash and cash equivalents	(1,689)	(4,707)

Cash and cash equivalents:
Beginning of period	464,997	437,936

End of period	$463,308	$433,229

Supplemental information (See Note 15)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
1. The Company and Basis of Presentation
     Cinemark Holdings, Inc. and subsidiaries (the “Company”) is a leader in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. The Company also managed additional theatres in the U.S., Brazil, and Colombia during the three months ended March 31, 2011.
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
     These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2010, included in the Annual Report on Form 10-K filed March 1, 2011 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results to be achieved for the full year.
2. New Accounting Pronouncements
     There were no new accounting pronouncements issued or effective during 2011 that had or are expected to have an impact on the Company’s condensed consolidated financial statements.
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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     The following table presents computations of basic and diluted earnings per share under the two class method:

	Three Months Ended
	March 31,
	2011	2010
Numerator:
Net income attributable to Cinemark Holdings, Inc.	$24,963	$35,093
Earnings allocated to participating share-based awards (1)	(225)	(232)

Net income attributable to common stockholders	$24,738	$34,861

Denominator (shares in thousands):
Basic weighted average common stock outstanding	112,542	110,547
Common equivalent shares for stock options	53	332
Common equivalent shares for restricted stock units	304	1

Diluted	112,899	110,880

Basic earnings per share attributable to common stockholders	$0.22	$0.32

Diluted earnings per share attributable to common stockholders	$0.22	$0.31

(1)	For the three months ended March 31, 2011 and 2010, a weighted average of approximately 1,027 and 737 shares of unvested restricted stock, respectively, are considered participating securities.
4. Equity
     Below is a summary of changes in stockholders’ equity attributable to Cinemark Holdings, Inc., noncontrolling interests and total equity for the three months ended March 31, 2011 and 2010:

	Cinemark
	Holdings, Inc.
	Stockholders'	Noncontrolling	Total
	Equity	Interests	Equity
Balance at January 1, 2011	$1,021,547	$11,605	$1,033,152

Share based awards compensation expense	2,013	—	2,013
Stock withholdings related to restricted stock that vested during the three months ended March 31, 2011	(494)	—	(494)
Exercise of stock options	348	—	348
Tax benefit related to stock option exercises and restricted stock vesting	910	—	910
Dividends paid to stockholders (1)	(23,897)	—	(23,897)
Dividends accrued on unvested restricted stock unit awards (1)	(160)	—	(160)
Comprehensive income:
Net income	24,963	359	25,322
Fair value adjustments on interest rate swap agreements, net of taxes of $1,936	2,716	—	2,716
Amortization of accumulated other comprehensive loss on terminated swap agreement	1,158	—	1,158
Fair value adjustments on available-for-sale securities, net of taxes of $729	1,323	—	1,323
Foreign currency translation adjustment	7,449	(99)	7,350

Total comprehensive income	37,609	260	37,869

Balance at March 31, 2011	$1,037,876	$11,865	$1,049,741

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data

	Cinemark
	Holdings, Inc.
	Stockholders'	Noncontrolling	Total
	Equity	Interests	Equity

Balance at January 1, 2010	$899,832	$14,796	$914,628

Share based awards compensation expense	1,313	—	1,313
Stock withholdings related to restricted stock that vested during the three months ended March 31, 2010	(182)	—	(182)
Exercise of stock options, net of stock withholdings	4,965	—	4,965
Tax benefit related to stock option exercises	1,667	—	1,667
Dividends paid to stockholders (2)	(20,046)	—	(20,046)
Dividends accrued on unvested restricted stock unit awards (2)	(58)	—	(58)
Comprehensive income:
Net income	35,093	1,618	36,711
Fair value adjustments on interest rate swap agreements, net of taxes of $314	(518)	—	(518)
Amortization of accumulated other comprehensive loss on terminated swap agreement	1,158	—	1,158
Foreign currency translation adjustment	(268)	(236)	(504)

Total comprehensive income	35,465	1,382	36,847

Balance at March 31, 2010	$922,956	$16,178	$939,134

(1)	On February 24, 2011, the Company’s board of directors declared a cash dividend for the fourth quarter of 2010 in the amount of $0.21 per share of common stock payable to stockholders of record on March 4, 2011. The dividend was paid on March 16, 2011.

(2)	On February 25, 2010, the Company’s board of directors declared a cash dividend for the fourth quarter of 2009 in the amount of $0.18 per share of common stock payable to stockholders of record on March 5, 2010. The dividend was paid on March 19, 2010.
5. Investment in National CineMedia
     Below is a summary of activity with National CineMedia, LLC (“NCM”) included in the Company’s condensed consolidated financial statements:

	Investment	Deferred	Distributions	Equity in	Other	Cash
	in NCM	Revenue	from NCM	Earnings	Revenue	Received

Balance as of December 31, 2010	$64,376	$(230,573)
Receipt of common units due to annual common unit adjustment	9,302	(9,302)	$—	$—	$—	$—
Revenues earned under exhibitor services agreement	—	—	—	—	(1,299)	1,299
Receipt of excess cash distributions	(1,708)	—	(5,909)	—	—	7,617
Receipt under tax receivable agreement	(712)	—	(3,954)	—	—	4,666
Equity in earnings	904	—	—	(904)	—	—
Amortization of deferred revenue	—	843	—	—	(843)	—

Balance as of and for the period ended March 31, 2011	$72,162	$(239,032)	$(9,863)	$(904)	$(2,142)	$13,582

     During March 2011, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, the Company received an additional 549,417 common units of NCM, each of which is convertible into one share of National CineMedia, Inc. common stock. The Company recorded the additional common units received at fair value as an investment with a corresponding adjustment to deferred revenue of approximately $9,302. The deferred revenue will be recognized under the units of revenue method over the remaining term of the Company’s Exhibitor Services Agreement with NCM, which is approximately 26 years. The common unit adjustment resulted in a change in the Company’s ownership percentage in NCM from approximately 15.3% to 15.8%.
     As of March 31, 2011, the Company owned a total of 17,495,920 common units of NCM. The Company continues to account for its investment in NCM under the equity method of accounting. During the three months ended March 31, 2011 and March 31, 2010, the Company recorded equity earnings of approximately $904 and $821, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Pursuant to the terms of the Exhibitor Services Agreement, the Company recorded other revenues, excluding the amortization of deferred revenue, of approximately $1,299 and $1,190 during the three months ended March 31, 2011 and 2010, respectively. These amounts include the per patron and per digital advertising screen theatre access fee and theatre rental revenue, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of $2,316 and $2,513, respectively.
     Below is summary financial information for NCM for the year ended December 31, 2010 (financial information was not yet available for the three months ended March 31, 2011):

Year Ended
December
31, 2010
Gross revenues	$427,445
Operating income	$190,559
Net earnings	$139,541
6. Investment in Digital Cinema Implementation Partners
     On February 12, 2007, the Company, AMC Entertainment Inc. and Regal Entertainment Group entered into a joint venture known as Digital Cinema Implementation Partners LLC (“DCIP”) to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema.
     On March 10, 2010, the Company signed a master equipment lease agreement and other related agreements (collectively the “agreements”) with Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company. Upon signing the agreements, the Company contributed digital projection systems at a fair value of $16,380 to DCIP (collectively the “contributions”), which DCIP then contributed to Kasima. The net book value of the contributed equipment was approximately $18,090, and as a result, the Company recorded a loss of approximately $1,710, which is reflected in loss on sale of assets and other on the condensed consolidated statement of income for the three months ended March 31, 2010. As of March 31, 2011, the Company continues to have a 33% voting interest in DCIP and a 24.3% economic interest in DCIP.
     The Company has a variable interest in Kasima through the terms of its master equipment lease agreement; however, the Company has determined that it is not the primary beneficiary of Kasima, as the Company does not have the ability to direct the activities of Kasima that most significantly impact Kasima’s economic performance. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting. During the three months ended March 31, 2011 and 2010, the Company recorded equity income (losses) of $1,686 and ($818), respectively, relating to this investment. Below is a summary of activity with DCIP for the three months ended March 31, 2011:

Investment in
DCIP
Balance as of December 31, 2010	$10,838
Cash contributions to DCIP	564
Equity in income	1,686

Balance as of March 31, 2011	$13,088

     The Company continues to roll out digital projection systems to a majority of its first run U.S. theatres. The digital projection systems are leased from Kasima under an operating lease with an initial term of twelve years that contains ten one-year fair value renewal options. The equipment lease agreement also contains a fair value purchase option. Under the equipment lease agreement, the Company pays minimum annual rent of one thousand dollars per digital projection system for the first six and a half years from the effective date of the agreement and minimum annual rent of three thousand dollars per digital projection system beginning at six and a half years from the effective date through the end of the lease term. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the agreements. Certain of the other rent payments are subject to either a monthly or an annual maximum. As of March 31, 2011, the Company had

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
1,881 digital projection systems being leased under the master equipment lease agreement with Kasima. The Company recorded equipment lease expense of approximately $912 and $65 during the three months ended March 31, 2011 and 2010, respectively, which is included in utilities and other costs on the condensed consolidated statement of income.
     The digital projection systems leased from Kasima will replace a majority of the Company’s existing 35 millimeter projection systems in its U.S. theatres. Therefore, upon signing the agreements, the Company began accelerating the depreciation of these existing 35 millimeter projection systems, based on the estimated two year replacement timeframe. The Company recorded depreciation expense of approximately $3,541 on its domestic 35 millimeter projectors during the three months ended March 31, 2011. The net book value of the existing 35 millimeter projection systems to be replaced was approximately $7,058 as of March 31, 2011.
7. Investment in Real D
     Under its license agreement with Real D, a publicly traded company from whom the Company licenses its 3-D systems, the Company earned options to purchase shares of common stock upon installation of a certain number of 3-D systems as outlined in the license agreement. During 2010, the Company earned a total of 1,085,828 options to purchase shares of common stock in Real D. Upon vesting in these options, the Company recorded a total investment in Real D of approximately $18,909, which represented the estimated aggregate fair value of the options, with an offset to deferred lease incentive liability.
     During the three months ended March 31, 2011, the Company vested in an additional 136,952 Real D options by reaching the final target level, as outlined in the license agreement. Upon vesting in these additional options, the Company recorded an increase in its investment in Real D and its deferred lease incentive liability of approximately $3,402, which represented the estimated fair value of the Real D options. The fair value measurements were based upon Real D’s closing stock prices on the dates of vesting. These fair value measurements fall under Level 1 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. The deferred lease incentive liability, which is reflected in other long-term liabilities on the condensed consolidated balance sheets, is being amortized over the term of the license agreement, which is approximately seven and one-half years.
     During March 2011, the Company exercised all of its options to purchase shares of common stock in Real D for $0.00667 per share. The Company accounts for its investment in Real D as a marketable security. The Company has determined that its Real D shares are available-for-sale securities in accordance with ASC Topic 320-10-35-1, therefore unrealized holding gains and losses are reported as a component of accumulated other comprehensive income (loss) until realized.
     As of March 31, 2011, the Company owned 1,222,780 shares in Real D, with an estimated fair value of $33,455. The fair value of the Real D shares as of March 31, 2011 was determined based upon the closing price of Real D’s common stock on that date, which falls under Level 1 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. During the three months ended March 31, 2011, the Company recorded an unrealized holding gain of approximately $2,052 as a component of accumulated other comprehensive income on the condensed consolidated balance sheet.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
8. Treasury Stock and Share Based Awards
     Treasury Stock — Treasury stock represents shares of common stock repurchased or withheld by the Company and not yet retired. The Company has applied the cost method in recording its treasury shares.
     Below is a summary of the Company’s treasury stock activity for the three months ended March 31, 2011:

	Number of
	Treasury
	Shares	Cost
Balance at December 31, 2010	3,359,859	$44,725
Restricted stock forfeitures (1)	853	—
Restricted stock withholdings (2)	25,200	494
Restricted stock awards canceled (1)	4,613	—

Balance at March 31, 2011	3,390,525	$45,219

1)	The Company repurchased forfeited and canceled restricted shares at a cost of $0.001 per share in accordance with the Amended and Restated 2006 Cinemark Holdings, Inc. Long Term Incentive Plan.

2)	The Company withheld restricted shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting in restricted stock. The Company determined the number of shares to be withheld based upon a market value of $19.60 per share.
     Stock Options – A summary of stock option activity and related information for the three months ended March 31, 2011 is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Grant Date	Intrinsic
	Options	Exercise Price	Fair Value	Value
Outstanding at December 31, 2010	140,356	$7.63	$3.51
Exercised	(45,596)	$7.63	$3.51

Outstanding at March 31, 2011	94,760	$7.63	$3.51	$1,111

Options exercisable at March 31, 2011	94,760	$7.63	$3.51	$1,111

     The total intrinsic value of options exercised during the three month period ended March 31, 2011 was $520. The Company recognized a tax benefit of approximately $203 during the three months ended March 31, 2011 related to these option exercises.
     As of March 31, 2011, there was no remaining unrecognized compensation expense related to outstanding stock options as all outstanding options fully vested on April 2, 2009. Options outstanding at March 31, 2011 have an average remaining contractual life of approximately four years.
     Restricted Stock - During the three months ended March 31, 2011, the Company granted 390,463 shares of restricted stock to employees of the Company. The fair value of the restricted stock granted was determined based on the market value of the Company’s common stock on the date of grant, which was $19.35 per share. The Company assumed a forfeiture rate of 5% for the restricted stock awards. The restricted stock granted vests over four years based on continued service.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Below is a summary of restricted stock activity for the three months ended March 31, 2011:

		Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at December 31, 2010	1,254,691	$14.60
Granted	390,463	$19.35
Forfeited	(853)	$12.89
Vested	(226,883)	$10.21
Canceled	(4,613)	$18.35

Outstanding at March 31, 2011	1,412,805	$16.60

Unvested restricted stock at March 31, 2011	1,412,805	$16.60

     The Company recorded compensation expense of $1,315 and $745 related to restricted stock awards during the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, the remaining unrecognized compensation expense related to restricted stock awards was $18,264 and the weighted average period over which this remaining compensation expense will be recognized is approximately three years. Upon vesting, the Company receives an income tax deduction. The total fair value of shares that vested during the three months ended March 31, 2011 was $4,381. The Company recognized a tax benefit of approximately $1,651 during the three months ended March 31, 2011 related to these vested shares. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however the sale and transfer of the restricted shares is prohibited during the restriction period.
     Restricted Stock Units – During the three months ended March 31, 2011, the Company granted restricted stock units representing 153,727 hypothetical shares of common stock. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the three fiscal year period ending December 31, 2013 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments (as defined in the restricted stock unit award agreement). The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity. If the IRR for the three year period is at least 8.5%, which is the threshold, one-third of the restricted stock units vest. If the IRR for the three year period is at least 10.5%, which is the target, two-thirds of the restricted stock units vest. If the IRR for the three year period is at least 12.5%, which is the maximum, 100% of the restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. All payouts of restricted stock units that vest will be subject to an additional service requirement and will be paid in the form of common stock if the participant continues to provide services through March 31, 2015, which is the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards vest.
     Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the three months ended March 31, 2011 at each of the three target levels of financial performance (excluding forfeiture assumptions):

	Number of
	Shares	Value at
	Vesting	Grant
at IRR of at least 8.5%	51,239	$991
at IRR of at least 10.5%	102,488	$1,983
at IRR of at least 12.5%	153,727	$2,975
     Due to the fact that the IRR for the three year performance period could not be determined at the time of grant, the Company estimated that the most likely outcome is the achievement of the mid-point IRR level. The fair value of the restricted stock unit awards was determined based on the market value of the Company’s common stock on the date of grant, which was $19.35 per share. The Company assumed a forfeiture rate of 5% for the restricted stock unit

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
awards. If during the service period, additional information becomes available to lead the Company to believe a different IRR level will be achieved for the three year performance period, the Company will reassess the number of units that will vest for the grant and adjust its compensation expense accordingly on a prospective basis over the remaining service period.
     No restricted stock unit awards have vested. There were no forfeitures of restricted stock unit awards during the three months ended March 31, 2011. The Company recorded compensation expense of $698 and $568 related to restricted stock unit awards during the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, the Company had restricted stock units outstanding that represented a total of 1,037,770 hypothetical shares of common stock, net of actual cumulative forfeitures of 19,918 units, assuming the maximum IRR of at least 12.5% is achieved for all of the grants. As of March 31, 2011, the remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $7,617. The weighted average period over which this remaining compensation expense will be recognized is approximately two years.
9. Long-Term Debt Activity
     Amendment and Extension of Senior Secured Credit Facility
     On March 2, 2010, the Company completed an amendment and extension to its senior secured credit facility to primarily extend the maturities of the facility and make certain other modifications. Approximately $924,375 of the Company’s then remaining outstanding $1,083,600 term loan debt was extended from an original maturity date of October 2013 to a maturity date of April 2016. The remaining term loan debt of approximately $159,225 that was not extended matures on the original maturity date of October 2013. Payments on the extended amount are due in equal quarterly installments of approximately $2,311 through March 31, 2016 with the remaining principal amount of approximately $866,602 due April 30, 2016. Payments on the original amount that was not extended are due in equal quarterly installments of approximately $398 beginning March 31, 2010 through September 30, 2012 and increase to approximately $37,418 each calendar quarter from December 31, 2012 to June 30, 2013 with one final payment of approximately $42,593 due at maturity on October 5, 2013. The amendment also imposed a 1.0% prepayment premium for one year on certain prepayments of the extended portion of the term loan debt. The interest rate on the original term loan debt that was not extended accrues interest, at Cinemark USA, Inc.’s option, at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50% (the “base rate”), plus a margin that ranges from 0.50% to 0.75% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.50% to 1.75%, per annum. The margin of the original term loan debt that was not extended is determined by the applicable corporate credit rating. The interest rate on the extended portion of the term loan debt accrues interest, at Cinemark USA, Inc.’s option at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a 2.25% margin per annum, or (B) a “eurodollar rate” plus a 3.25% margin per annum.
     The maturity date of $73,500 of Cinemark USA, Inc.’s $150,000 revolving credit line was extended from October 2012 to March 2015. The maturity date of the remaining $76,500 of Cinemark USA, Inc.’s revolving credit line did not change and remains October 2012. The interest rate on the original revolving credit line accrues interest, at Cinemark USA, Inc.’s option, at: (A) a base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5 and (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.50% to 1.00% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.50% to 2.00% per annum. The interest rate on the extended revolving credit line accrues interest, at Cinemark USA, Inc.’s option at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 1.75% to 2.0% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 2.75% to 3.0% per annum. The margin of the revolving credit line is determined by the consolidated net senior secured leverage ratio as defined in the credit agreement.
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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Fair Value of Long-Term Debt
     The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35. The carrying value of the Company’s long-term debt was $1,529,938 and $1,532,441 as of March 31, 2011 and December 31, 2010, respectively. The fair value of the Company’s long-term debt was $1,585,183 and $1,581,963 as of March 31, 2011 and December 31, 2010, respectively.
10. Interest Rate Swap Agreements
     The Company is currently a party to four interest rate swap agreements that qualify for cash flow hedge accounting. No premium or discount was incurred upon the Company entering into any of its interest rate swap agreements because the pay rates and receive rates on the interest rate swap agreements represented prevailing rates for each counterparty at the time each of the interest rate swap agreements was consummated. The fair values of the interest rate swaps are recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive income (loss) and the ineffective portion reported in earnings. The Company’s current interest rate swap agreements exhibited no ineffectiveness during the three months ended March 31, 2011 and 2010.
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
     Below is a summary of the Company’s current interest rate swap agreements designated as hedge agreements:

						Estimated
	Amount	Effective	Pay	Receive	Expiration	Fair Value at
Category	Hedged	Date	Rate	Rate	Date	March 31, 2011
Interest Rate Swap Assets
	$175,000	December 2010	1.4000%	1-Month LIBOR	September 2015	$5,380
	$175,000	December 2010	1.3975%	1-Month LIBOR	September 2015	5,447

						$10,827

Interest Rate Swap Liabilities
	$125,000	August 2007	4.9220%	3-Month LIBOR	August 2012	$(7,514)
	$175,000	November 2008	3.6300%	1-Month LIBOR	(1)	(5,676	)(2)

						$(13,190)

Total	$650,000

(1)	$100,000 of this swap expires November 2011 and $75,000 expires November 2012.

(2)	Approximately $2,093 is reflected in other current liabilities on the condensed consolidated balance sheet as of March 31, 2011.
     The Company amortized approximately $1,158 to interest expense during each of the three months ended March 31, 2010 and 2011, related to a previously terminated interest rate swap agreement. The Company will amortize approximately $4,633 to interest expense for this terminated interest rate swap agreement over the next twelve months. See Note 13 for additional information about the Company’s fair value measurements related to its interest rate swap agreements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
11. Goodwill and Other Intangible Assets
     The Company’s goodwill was as follows:

	U.S.	International
	Operating	Operating
	Segment	Segment	Total
Balance at December 31, 2010 (1)	$948,026	$174,945	$1,122,971
Foreign currency translation adjustments	—	2,511	2,511

Balance at March 31, 2011 (1)	$948,026	$177,456	$1,125,482

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.
     The Company evaluates goodwill for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill might exceed its estimated fair value.
     The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. The Company considers the reporting unit to be each of its sixteen regions in the U.S. and each of its eight countries internationally (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are considered one reporting unit). Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds the estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluation performed during the fourth quarter of 2010. No events or changes in circumstances occurred during the three months ended March 31, 2011 that indicated that the carrying value of goodwill might exceed its estimated fair value.
     Intangible assets consisted of the following:

			Foreign
	Balance at		Currency	Balance at
	December 31,		Translation	March 31,
	2010	Amortization	Adjustments	2011
Intangible assets with finite lives:
Gross carrying amount	$64,319	$—	$47	$64,366
Accumulated amortization	(46,185)	(1,126)	—	(47,311)

Total net intangible assets with finite lives	$18,134	$(1,126)	$47	$17,055

Intangible assets with indefinite lives:
Tradename	311,070	—	366	311,436
	—
Total intangible assets — net	$329,204	$(1,126)	$413	$328,491

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Estimated aggregate future amortization expense for intangible assets is as follows:

For the nine months ended December 31, 2011	$2,854
For the twelve months ended December 31, 2012	2,997
For the twelve months ended December 31, 2013	2,437
For the twelve months ended December 31, 2014	1,902
For the twelve months ended December 31, 2015	1,799
Thereafter	5,066

Total	$17,055

12. Impairment of Long-Lived Assets
     The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.
     The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of approximately twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the three months ended March 31, 2010 and 2011. As of March 31, 2011, the estimated aggregate fair value of the long-lived assets impaired during the three months ended March 31, 2011 was approximately $176.
     The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

	Three Months Ended
	March 31,
	2011	2010
United States theatre properties	$343	$347
International theatre properties	672	—

Subtotal	$1,015	$347
Intangible assets	—	—

Impairment of long-lived assets	$1,015	$347

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
Level 1 – quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date;
Level 2 – other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and
Level 3 – unobservable and should be used to measure fair value to the extent that observable inputs are not available.
     Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of March 31, 2011:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities — current (see Note 10)	$(2,093)	$—	$—	$(2,093)
Interest rate swap liabilities – long term (see Note 10)	$(11,097)	$—	$—	$(11,097)
Interest rate swap assets – long term (see Note 10)	$10,827	$—	$—	$10,827
Investment in Real D (see Note 7)	$33,455	$33,455	$—	$—
     Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of December 31, 2010:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities – current (see Note 10)	$(2,928)	$—	$—	$(2,928)
Interest rate swap liabilities – long term (see Note 10)	$(13,042)	$—	$—	$(13,042)
Interest rate swap assets – long term (see Note 10)	$8,955	$—	$—	$8,955
Investment in Real D (see Note 7)	$27,993	$—	$27,993	$—
     Below is a reconciliation of the beginning and ending balance for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Liabilities		Assets
	2011	2010	2011	2010
Beginning balance — January 1	$(15,970)	$(18,524)	$8,955	$—
Total gain (loss) included in accumulated other comprehensive income (loss)	2,780	(832)	1,872	$—

Ending balance – March 31	$(13,190)	$(19,356)	$10,827	$—

     There were no changes in valuation techniques during the period. The fair value measurement for the Company’s investment in Real D transferred from Level 2 to Level 1. Previous fair value estimates for the investment were based on Real D’s stock price, discounted to reflect the impact of a lock-up period to which the Company was subject. The lock-up period expired during January 2011; therefore, the fair value estimate for the investment as of March 31, 2011 was based on Real D’s stock price with no adjustments. There were no transfers in or out of Level 3 and no gains or losses included in the earnings that were attributable to the change in unrealized gains or losses related to the interest rate swap agreements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
14. Foreign Currency Translation
     The accumulated other comprehensive income account in stockholders’ equity of $28,181 and $40,827 at December 31, 2010 and March 31, 2011, respectively, includes the cumulative foreign currency adjustments of $34,248 and $41,696, respectively, from translating the financial statements of the Company’s international subsidiaries, and also includes the change in fair values of the Company’s interest rate swap agreements and the change in fair value of the Company’s available-for-sale securities.
     In 2010 and 2011, all foreign countries where the Company has operations were deemed non-highly inflationary and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive income (loss).
     On March 31, 2011, the exchange rate for the Brazilian real was 1.65 reais to the U.S. dollar (the exchange rate was 1.67 reais to the U.S. dollar at December 31, 2010). As a result, the effect of translating the March 31, 2011 Brazilian financial statements into U.S. dollars is reflected as a foreign currency translation adjustment to the accumulated other comprehensive income account as an increase in stockholders’ equity of $3,498. At March 31, 2011, the total assets of the Company’s Brazilian subsidiaries were U.S. $321,097.
     On March 31, 2011, the exchange rate for the Mexican peso was 11.95 pesos to the U.S. dollar (the exchange rate was 12.39 pesos to the U.S. dollar at December 31, 2010). As a result, the effect of translating the March 31, 2011 Mexican financial statements into U.S. dollars is reflected as a foreign currency translation adjustment to the accumulated other comprehensive income account as an increase in stockholders’ equity of $3,054. At March 31, 2011, the total assets of the Company’s Mexican subsidiaries were U.S. $140,754.
     On March 31, 2011, the exchange rate for the Colombian peso was 1,894.60 pesos to the U.S. dollar (the exchange rate was 2,004.10 pesos to the U.S. dollar at December 31, 2010). As a result, the effect of translating the March 31, 2011 Colombian financial statements into U.S. dollars is reflected as a foreign currency translation adjustment to the accumulated other comprehensive income account as an increase in stockholders’ equity of $1,115. At March 31, 2011, the total assets of the Company’s Colombian subsidiaries were U.S. $28,035.
     The effect of translating the March 31, 2011 financial statements of the Company’s other international subsidiaries, with local currencies other than the U.S. dollar, is reflected as a foreign currency translation adjustment to the accumulated other comprehensive income account as a decrease in stockholders’ equity of $219.
15. Supplemental Cash Flow Information
The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Three Months Ended
	March 31,
	2011	2010
Cash paid for interest	$16,678	$12,371
Cash paid for income taxes, net of refunds received	$(6,610)	$12,903
Noncash investing and financing activities:
Change in construction lease obligations related to construction of theatres	$—	$2,370
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$1,466	$2,543
Change in fair market values of interest rate swap agreements, net of taxes	$2,716	$(518)
Investment in NCM — receipt of common units (see Note 5)	$9,302	$30,683
Equipment contributed to DCIP (see Note 6)	$—	$18,090
Dividends accrued on unvested restricted stock unit awards	$(160)	$(58)
Shares issued upon non-cash stock option exercises, at exercise price of $7.63 per share	$—	$413
Investment in Real D (see Note 7)	$3,402	$—
Change in fair market value of available-for-sale securities, net of taxes (see Note 7)	$1,323	$—

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data

(1)	Additions to theatre properties and equipment included in accounts payable as of December 31, 2010 and March 31, 2011 were $11,162 and $9,696, respectively.
16. Segments
     The Company manages its international market and its U.S. market as separate reportable operating segments. The international segment consists of operations in Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. The U.S. segment includes U.S. and Canada operations (note that the Company’s only Canadian theatre was sold during November 2010.) Each segment’s revenue is derived from admissions and concession sales and other ancillary revenues, primarily screen advertising. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company does not report asset information by segment because that information is not used to evaluate the performance of or allocate resources between segments.
     Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended
	March 31,
	2011	2010

Revenues
U.S.	$330,866	$388,615
International	154,471	129,271
Eliminations	(2,201)	(1,255)

Total revenues	$483,136	$516,631

Adjusted EBITDA
U.S.	$68,791	$89,405
International	33,915	32,376

Total Adjusted EBITDA	$102,706	$121,781

Capital expenditures
U.S.	$11,468	$12,500
International	24,301	7,017

Total capital expenditures	$35,769	$19,517

     The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2011	2010

Net income	$25,322	$36,711
Add (deduct):
Income taxes	9,037	19,830
Interest expense (1)	29,290	26,010
Other income (2)	(5,030)	(812)
Depreciation and amortization	38,922	33,933
Amortization of favorable/unfavorable leases	218	158
Impairment of long-lived assets	1,015	347
Loss on sale of assets and other	472	3,167
Deferred lease expenses	780	783
Amortization of long-term prepaid rents	667	341
Share based awards compensation expense	2,013	1,313

Adjusted EBITDA	$102,706	$121,781

(1)	Includes amortization of debt issue costs.

(2)	Includes interest income, foreign currency exchange gain (loss), and equity in income of affiliates and excludes distributions from NCM. Distributions from NCM are reported entirely within the U.S. operating segment.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Financial Information About Geographic Areas
     The Company has operations in the U.S., Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala, which are reflected in the condensed consolidated financial statements. Below is a breakdown of selected financial information by geographic area:

	Three Months Ended
	March 31,
Revenues	2011	2010

U.S.	$330,866	$388,615
Brazil	86,841	69,218
Mexico	15,917	17,382
Other foreign countries	51,713	42,671
Eliminations	(2,201)	(1,255)

Total	$483,136	$516,631

	March 31,	December 31,
Theatre Properties and Equipment-net	2011	2010

U.S.	$956,994	$972,358
Brazil	129,768	129,361
Mexico	46,549	43,127
Other foreign countries	73,485	70,600

Total	$1,206,796	$1,215,446

17. Related Party Transactions
     The Company leased one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”) on a month-to-month basis. Plitt Plaza is indirectly owned by Lee Roy Mitchell, the Company’s Chairman of the Board, who directly and indirectly owns approximately 10% of the Company’s issued and outstanding shares of common stock. The Company closed this theatre during March 2010. The Company recorded $30 of facility lease and other operating expenses payable to Plitt Plaza joint venture during the three months ended March 31, 2010.
     The Company manages one theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $22 and $27 of management fee revenues during the three months ended March 31, 2010 and 2011, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.
     The Company leases 20 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of the Company’s directors and is an officer of the general partner of Syufy. Of these 21 leases, 17 have fixed minimum annual rent in an aggregate amount of approximately $21,044. The four leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. For the three months ended March 31, 2010 and 2011, the Company paid approximately $321 and $281, respectively, in percentage rent for these four leases.
18. Income Taxes
     During the three months ended March 31, 2011, the Company had a reduction in its liabilities for uncertain tax positions and a reduction in its income tax expense of approximately $3,637 due to settlements and closures of various tax years.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
19. Commitments and Contingencies
     From time to time, the Company is involved in various legal proceedings arising from the ordinary course of its business operations, such as personal injury claims, employment matters, landlord-tenant disputes, patent claims and contractual disputes, some of which are covered by insurance. The Company believes its potential liability with respect to proceedings currently pending is not material, individually or in the aggregate, to the Company’s financial position, results of operations and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.
     We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. As of March 31, 2011, we managed our business under two reportable operating segments — U.S. markets and international markets. See Note 16 to our condensed consolidated financial statements.
     We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing promotions and electronic video games located in some of our theatres. Our contracts with NCM have assisted us in expanding our offerings to domestic advertisers and broadening ancillary revenue sources such as digital video monitor advertising, third party branding, and the use of our domestic theatres for alternative entertainment, such as live and pre-recorded concert events, the opera, sports programs and other cultural events. Films leading the box office during the three months ended March 31, 2011 included Rango, Just Go With It, King’s Speech, True Grit, and Green Hornet. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. Films scheduled for release during the remainder of 2011 include Rio, Fast Five, Thor, Pirates of the Caribbean: On Stranger Tides, The Hangover Part II, Kung Fu Panda 2: The Kaboom of Doom, Cars 2, X Men: First Class, Super 8, Transformers: Dark of the Moon, Harry Potter and the Deathly Hallows: Part 2, Twilight: Breaking Dawn, Captain America: The First Avenger, Cowboys and Aliens, Rise of the Planet of the Apes, Puss in Boots, Happy Feet 2, Mission: Impossible — Ghost Protocol, Sherlock Holmes 2 and Alvin and the Chipmunks: Chipwrecked, among other films.
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

Results of Operations
     The following table sets forth, for the periods indicated, certain operating data and, the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income:

	Three Months Ended
	March 31,
Operating data (in millions):	2011	2010
Revenues
Admissions	$311.7	$343.0
Concession	146.7	153.1
Other	24.7	20.5

Total revenues	483.1	516.6
Cost of operations
Film rentals and advertising	165.2	188.8
Concession supplies	23.3	22.4
Salaries and wages	50.1	52.5
Facility lease expense	66.4	62.7
Utilities and other	59.8	55.2
General and administrative expenses	29.0	25.5
Depreciation and amortization	39.1	34.1
Impairment of long-lived assets	1.0	0.4
Loss on sale of assets and other	0.5	3.2

Total cost of operations	434.4	444.8

Operating income	$48.7	$71.8

Operating data as a percentage of total revenues:
Revenues
Admissions	64.5%	66.4%
Concession	30.4%	29.6%
Other	5.1%	4.0%

Total revenues	100.0%	100.0%

Cost of operations (1)
Film rentals and advertising	53.0%	55.0%
Concession supplies	15.9%	14.6%
Salaries and wages	10.4%	10.2%
Facility lease expense	13.7%	12.1%
Utilities and other	12.4%	10.7%
General and administrative expenses	6.0%	4.9%
Depreciation and amortization	8.1%	6.6%
Impairment of long-lived assets	0.2%	0.1%
Loss on sale of assets and other	0.1%	0.6%
Total cost of operations	89.9%	86.1%
Operating income	10.1%	13.9%

Average screen count (month end average)	4,941	4,891

Revenues per average screen (dollars)	$97,791	$105,634

(1)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended March 31, 2011 and 2010
     Revenues. Total revenues decreased $33.5 million to $483.1 million for the three months ended March 31, 2011 (“first quarter of 2011”) from $516.6 million for the three months ended March 31, 2010 (“first quarter of 2010”). The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31,			March 31,			March 31,
			%			%			%
	2011	2010	Change	2011	2010	Change	2011	2010	Change
Admissions revenues (1)	$213.6	$259.3	(17.6%)	$98.1	$83.7	17.2%	$311.7	$343.0	(9.1%)
Concession revenues (1)	$104.8	$118.5	(11.6%)	$41.9	$34.6	21.1%	$146.7	$153.1	(4.2%)
Other revenues (1) (2)	$10.3	$9.5	8.4%	$14.4	$11.0	30.9%	$24.7	$20.5	20.5%
Total revenues (1) (2)	$328.7	$387.3	(15.1%)	$154.4	$129.3	19.4%	$483.1	$516.6	(6.5%)
Attendance (1)	33.4	39.6	(15.7%)	20.4	18.9	7.9%	53.8	58.5	(8.0%)
Revenues per average screen (2)	$86,038	$101,264	(15.0%)	$137,859	$121,325	13.6%	$97,791	$105,634	(7.4%)

(1)	Amounts in millions.

(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 16 of our condensed consolidated financial statements.
•	Consolidated. The decrease in admissions revenues of $31.3 million was attributable to an 8.0% decrease in attendance and a 1.2% decrease in average ticket price from $5.86 for the first quarter of 2010 to $5.79 for the first quarter of 2011. The decrease in concession revenues of $6.4 million was attributable to the 8.0% decrease in attendance partially offset by a 4.2% increase in concession revenues per patron from $2.62 for the first quarter of 2010 to $2.73 for the first quarter of 2011. The decrease in average ticket price was primarily due to the increased weighting of 2-D attendance during the first quarter of 2011. The increase in concession revenues per patron was primarily due to price increases and the favorable impact of exchange rates in certain countries in which we operate. The 20.5% increase in other revenues was primarily due to increases in ancillary revenue and the favorable impact of exchange rates in certain countries in which we operate.

•	U.S. The decrease in admissions revenues of $45.7 million was attributable to a 15.7% decrease in attendance and a 2.3% decrease in average ticket price from $6.55 for the first quarter of 2010 to $6.40 for the first quarter of 2011. The decrease in concession revenues of $13.7 million was attributable to the 15.7% decrease in attendance, partially offset by a 5.0% increase in concession revenues per patron from $2.99 for the first quarter of 2010 to $3.14 for the first quarter of 2011. The decrease in average ticket price was primarily due to the increased weighting of 2-D attendance during the first quarter of 2011. The increase in concession revenues per patron was primarily due to price increases.

•	International. The increase in admissions revenues of $14.4 million was attributable to a 7.9% increase in attendance and an 8.6% increase in average ticket price from $4.43 for the first quarter of 2010 to $4.81 for the first quarter of 2011. The increase in concession revenues of $7.3 million was attributable to the 7.9% increase in attendance and a 12.0% increase in concession revenues per patron from $1.83 for the first quarter of 2010 to $2.05 for the first quarter of 2011. The increase in average ticket price was primarily due to the favorable impact of exchange rates in certain countries in which we operate and price increases. The increase in concession revenues per patron was primarily due to price increases and the favorable impact of exchange rates in certain countries in which we operate. The 30.9% increase in other revenues was primarily due to increases in ancillary revenue and the favorable impact of exchange rates in certain countries in which we operate.

     Cost of Operations. The table below summarizes certain of our year-over-year theatre operating costs by reportable operating segment (in millions).

			International Operating
	U.S. Operating Segment		Segment		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011	2010
Film rentals and advertising	$116.2	$148.5	$49.0	$40.3	$165.2	$188.8
Concession supplies	12.6	13.9	10.7	8.5	23.3	22.4
Salaries and wages	37.9	42.4	12.2	10.1	50.1	52.5
Facility lease expense	45.7	45.7	20.7	17.0	66.4	62.7
Utilities and other	39.9	39.6	19.9	15.6	59.8	55.2
•	Consolidated. Film rentals and advertising costs were $165.2 million, or 53.0% of admissions revenues, for the first quarter of 2011 compared to $188.8 million, or 55.0% of admissions revenues, for the first quarter of 2010. The decrease in film rentals and advertising costs of $23.6 million was due to a $31.3 million decrease in admissions revenues, which contributed $19.3 million, and a decrease in our film rentals and advertising rate, which contributed $4.3 million. The decrease in the film rentals and advertising rate was primarily due to lower film rental rates in the U.S. segment during the first quarter of 2011 due to fewer blockbuster films during that period. Concession supplies expense was $23.3 million, or 15.9% of concession revenues, for the first quarter of 2011 compared to $22.4 million, or 14.6% of concession revenues, for the first quarter of 2010. The increase in the concession supplies rate was primarily due to the increased weighting of our international segment and increases in inventory procurement costs.

Salaries and wages decreased to $50.1 million for the first quarter of 2011 from $52.5 million for the first quarter of 2010 primarily due to a reduction in staffing levels given the decline in attendance in the U.S. segment, partially offset by new theatres and the impact of exchange rates in certain countries in which we operate. Facility lease expense increased to $66.4 million for the first quarter of 2011 from $62.7 million for the first quarter of 2010 primarily due to new theatres, increased percentage rent in the international segment and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $59.8 million for the first quarter of 2011 from $55.2 million for the first quarter of 2010 primarily due to new theatres, increased expenses related to digital and 3-D equipment, increased utility expenses and the impact of exchange rates in certain countries in which we operate.

•	U.S. Film rentals and advertising costs were $116.2 million, or 54.4% of admissions revenues, for the first quarter of 2011 compared to $148.5 million, or 57.3% of admissions revenues, for the first quarter of 2010. The decrease in film rentals and advertising costs of $32.3 million was due to a $45.7 million decrease in admission revenues, which contributed $26.2 million, and a decrease in our film rentals and advertising rate, which contributed $6.1 million. The decrease in the film rentals and advertising rate was primarily due to the decrease in the number of blockbuster films released, which generally have higher film rental rates. Concession supplies expense was $12.6 million, or 12.0% of concession revenues, for the first quarter of 2011 compared to $13.9 million, or 11.7% of concession revenues, for the first quarter of 2010. The increase in the concession supplies rate was primarily due to increases in inventory procurement costs.

Salaries and wages decreased to $37.9 million for the first quarter of 2011 from $42.4 million for the first quarter of 2010 primarily due to a reduction in staffing levels given the 15.7% decline in attendance. Facility lease expense was $45.7 million for the first quarter of 2011 and 2010. Utilities and other costs increased to $39.9 million for the first quarter of 2011 from $39.6 million for the first quarter of 2010.

•	International. Film rentals and advertising costs were $49.0 million, or 49.9% of admissions revenues, for the first quarter of 2011 compared to $40.3 million, or 48.1% of admissions revenues, for the first quarter of 2010. The increase in film rentals and advertising costs was due to a $14.4 million increase in admissions revenues, which contributed $6.9 million, and an increase in the film rentals and advertising rate, which contributed $1.8 million. Concession supplies expense was $10.7 million, or 25.5% of concession revenues, for the first quarter of 2011 compared to $8.5 million, or 24.6% of concession revenues, for the first quarter of 2010. The increase in concession supplies expense of $2.2 million was primarily due to a $7.3 million increase in concession revenues. The increased concession supplies rate was primarily due to increases in inventory procurement costs.

Salaries and wages increased to $12.2 million for the first quarter of 2011 from $10.1 million for the first quarter of 2010 primarily due to new theatres, increased staffing levels to support the 7.9% increase in attendance, increased minimum wages and the impact of exchange rates in certain countries in which we operate. Facility lease expense increased to $20.7 million for the first quarter of 2011 from $17.0 million for the first quarter of 2010 primarily due to new theatres, increased percentage rent and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $19.9 million for the first quarter of 2011 from $15.6 million for the first quarter of 2010 primarily due to new theatres, increased expenses related to 3-D equipment, increased utility expenses and the impact of exchange rates in certain countries in which we operate.
     General and Administrative Expenses. General and administrative expenses increased to $29.0 million for the first quarter of 2011 from $25.5 million for the first quarter of 2010. The increase was primarily due to increased salaries and incentive compensation expense, increased share based award compensation expense and the impact of exchange rates in certain countries in which we operate.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable/unfavorable leases, was $39.1 million during the first quarter of 2011 compared to $34.1 million during the first quarter of 2010. The increase was primarily related to the impact of exchange rates in certain countries in which we operate, new theatres and the impact of accelerated depreciation taken on our domestic 35 millimeter projection systems that are being replaced with digital projection systems, which began in March 2010. We recorded approximately $3.5 million of depreciation expense related to these 35 millimeter projection systems during the first quarter of 2011 compared to $1.3 million during the first quarter of 2010.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $1.0 million during the first quarter of 2011 compared to $0.4 million during the first quarter of 2010. Impairment charges for the first quarter of 2011 consisted of U.S. and international theatre properties, impacting nine of our twenty-four reporting units. Impairment charges for the first quarter of 2010 consisted of U.S. theatre properties, impacting six of our twenty-four reporting units. See Note 12 to our condensed consolidated financial statements.
     Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $0.5 million during the first quarter of 2011 compared to $3.2 million during the first quarter of 2010. The loss recorded during the first quarter of 2010 included $1.7 million that was recorded upon the contribution of digital projection systems to DCIP. See Note 6 to our condensed consolidated financial statements for discussion of DCIP.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $29.3 million during the first quarter of 2011 compared to $26.0 million during the first quarter of 2010. The increase in interest expense is due to the increase in interest rates on a portion of our term loan debt that was amended and extended during March 2010.
     Distributions from NCM. We recorded distributions from NCM of $9.9 million during the first quarter of 2011 and 2010, which were in excess of the carrying value of our investment. See Note 5 to our condensed consolidated financial statements.
     Equity in Income of Affiliates We recorded equity in income of affiliates of $2.4 million during the first quarter of 2011 compared to $0.03 million during the first quarter of 2010. The equity in income of affiliates recorded during the first quarter of 2011 primarily included income of approximately $1.7 million related to our equity investment in DCIP (see Note 6 to our condensed consolidated financial statements) and income of approximately $0.9 million related to our equity investment in NCM (see Note 5 to our condensed consolidated financial statements). The equity in income of affiliates recorded during the first quarter of 2010 primarily included income of approximately $0.8 million related to our equity investment in NCM, offset by a loss of approximately $0.8 million related to our equity investment in DCIP.
     Income Taxes. Income tax expense of $9.0 million was recorded for the first quarter of 2011 compared to $19.8 million for the first quarter of 2010. The effective tax rate was 26.3% for the first quarter of 2011 compared to 35.1% for the first quarter of 2010. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate. During the first quarter of 2011, the Company reduced its liabilities for uncertain tax positions due to settlements and closures of various tax years, which resulted in a tax benefit of approximately $3.6 million that impacted the effective tax rate for the period.

Liquidity and Capital Resources
     Operating Activities
     We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, a majority of our theatres provide the patron a choice of using a credit card or debit card in place of cash. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities was $61.0 million for the three months ended March 31, 2011 compared to $44.1 million for the three months ended March 31, 2010. The cash provided by operating activities was lower for the three months ended March 31, 2010 primarily due to a higher film rental liability at December 31, 2009 attributable to the record-breaking domestic box office performance during the latter part of December 2009.
     Investing Activities
     We plan to fund capital expenditures for our continued development with cash flow from operations, borrowings under our senior secured credit facility, and proceeds from debt issuances, sale leaseback transactions and/or sales of excess real estate. Our investing activities have been principally related to the development and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $35.9 million for the three months ended March 31, 2011 compared to $19.7 million for the three months ended March 31, 2010.
     Capital expenditures for the three months ended March 31, 2011 and 2010 were as follows (in millions):

	New	Existing
Period	Theatres	Theatres	Total
Three Months Ended March 31, 2011	$11.3	$24.5	$35.8
Three Months Ended March 31, 2010	$5.2	$14.3	$19.5
     We continue to invest in our U.S. theatre circuit. Our total domestic screen count was 3,816 as of March 31, 2011. At March 31, 2011, we had signed commitments to open four new theatres and 50 screens in domestic markets during the remainder of 2011 and open five new theatres with 77 screens subsequent to 2011. We estimate the remaining capital expenditures for the development of these 127 domestic screens will be approximately $62 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
     We also continue to expand our international theatre circuit. We built two theatres with 12 screens during the three months ended March 31, 2011, bringing our total international screen count to 1,125. At March 31, 2011, we had signed commitments to open seven new theatres with 45 screens in international markets during the remainder of 2011 and open seven new theatres with 48 screens subsequent to 2011. We estimate the remaining capital expenditures for the development of these 93 international screens will be approximately $66 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
     Financing Activities
     Cash used for financing activities was $28.7 million for the three months ended March 31, 2011 compared to $28.8 million for the three months ended March 31, 2010.
     On February 24, 2011, our board of directors declared a cash dividend for our fourth quarter of 2010 in the amount of $0.21 per share of common stock payable to stockholders of record on March 4, 2011. The dividend was paid on March 16, 2011 in the total amount of approximately $23.9 million.

     We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of March 31, 2011 and December 31, 2010 (in millions):

	March 31, 2011	December 31, 2010
Cinemark, USA, Inc. term loan	$1,070.1	$1,072.8
Cinemark USA, Inc. 8 ⅝% senior notes due 2019 (1)	459.9	459.7

Total long-term debt	$1,530.0	$1,532.5
Less current portion	10.8	10.8

Long-term debt, less current portion	$1,519.2	$1,521.7

(1)	Includes the $470.0 million aggregate principal amount of the 8.625% senior notes before the original issue discount, which was $10.1 million as of March 31, 2011.
     As of March 31, 2011, we had borrowings of $1,070.1 million outstanding on the term loan under our senior secured credit facility and $459.9 million accreted principal amount outstanding under our 8.625% senior discount notes. We had $150.0 million in available borrowing capacity on our revolving credit line.
     As of March 31, 2011, our long-term debt obligations, scheduled interest payments on long-term debt, future minimum lease obligations under non-cancelable operating and capital leases, scheduled interest payments under capital leases and other obligations for each period indicated are summarized as follows:

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt (1)	$1,540.1	$10.8	$174.2	$18.4	$1,336.7
Scheduled interest payments on long-term debt (2)	563.6	91.4	174.0	164.7	133.5
Operating lease obligations	1,800.5	203.0	403.4	375.5	818.6
Capital lease obligations	138.5	7.6	18.1	23.2	89.6
Scheduled interest payments on capital leases	96.9	13.7	24.9	20.7	37.6
Employment agreements	11.4	3.8	7.6	—	—
Purchase commitments (3)	138.3	42.5	94.0	0.5	1.3
Current liability for uncertain tax positions (4)	0.5	0.5	—	—	—

Total obligations	$4,289.8	$373.3	$896.2	$603.0	$2,417.3

(1)	Includes the 8.625% senior notes in the aggregate principal amount of $470.0 million, excluding the discount of $10.1 million.

(2)	Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates currently in effect. The average interest rates currently in effect on our fixed rate and variable rate debt are 7.0% and 3.2%, respectively.

(3)	Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of March 31, 2011.

(4)	The contractual obligations table excludes the long-term portion of our liability for uncertain tax positions of $16.3 million because we cannot make a reliable estimate of the timing of the related cash payments.
     Senior Secured Credit Facility
     On October 5, 2006, in connection with the acquisition of Century Theatres, Inc., Cinemark USA, Inc. entered into a senior secured credit facility that provided for a $1.12 billion term loan and a $150 million revolving credit line. On March 2, 2010, Cinemark USA, Inc. completed an amendment and extension to the senior secured credit facility to primarily extend the maturities of the facility and make certain other modifications. Approximately $924.4 million of Cinemark USA, Inc.’s then remaining outstanding $1,083.6 million term loan debt was extended from an original maturity date of October 2013 to a maturity date of April 2016. The remaining term loan debt of approximately $159.2 million that was not extended matures on the original maturity date of October 2013. Payments on the extended amount are due in equal quarterly installments of approximately $2.3 million beginning March 31, 2010 through March 31, 2016 with the remaining principal amount of approximately $866.6 million due April 30, 2016. Payments on the original amount that was not extended are due in equal quarterly installments of approximately $0.4 million beginning March 31, 2010 through September 30, 2012 and increase to $37.4 million each calendar quarter from December 31, 2012 to June 30, 2013, with one final payment of approximately $42.6 million due at maturity on October 5, 2013. We expect to fund the upcoming payments due on the nonextended portion of the term loan debt with cash flows from operations, cash on hand or our ability to refinance such debt. The amendment also imposed a 1.0% prepayment premium for one year on certain prepayments of the extended portion of the term loan debt.

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
     At March 31, 2011, there was $1,070.1 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $150.0 million in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the senior secured credit facility at March 31, 2011 was approximately 4.8% per annum.
     See discussion of interest rate swap agreements under Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Cinemark USA, Inc. 8 ⅝% Senior Notes
     On June 29, 2009, Cinemark USA, Inc. issued $470.0 million aggregate principal amount of 8.625% senior notes due 2019 with an original issue discount of approximately $11.5 million, resulting in proceeds of approximately $458.5 million. The proceeds were primarily used to fund the repurchase of the remaining $419.4 million aggregate principal amount at maturity of Cinemark, Inc.’s 9 3/4% senior discount notes. Interest is payable on June 15 and December 15 of each year beginning on December 15, 2009. The senior notes mature on June 15, 2019. As of March 31, 2011, the carrying value of the senior notes was approximately $459.9 million.
     The indenture to the senior notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) consummate specified asset sales, (2) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (3) incur additional indebtedness and issue preferred stock, (4) enter into transactions with affiliates, (5) enter new lines of business, (6) merge or consolidate with, or sell all or substantially all of its assets to another person and (7) create liens. Upon a change of control of Cinemark Holdings, Inc. or Cinemark USA, Inc., Cinemark USA, Inc. would be required to make an offer to repurchase the senior notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest through the date of repurchase. Certain asset dispositions are considered triggering events that may require Cinemark USA, Inc. to use the proceeds from those asset dispositions to make an offer to purchase the notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase if such proceeds are not otherwise used within 365 days as described in the indenture. The indenture governing the senior notes allows Cinemark USA, Inc. to incur additional indebtedness if we satisfy the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1, and our actual ratio as of March 31, 2011 was 4.9 to 1.

     Covenant Compliance
     As of March 31, 2011, we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.
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
Interest Rate Risk
     We are currently party to variable rate debt facilities. An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt facilities. At March 31, 2011, there was an aggregate of approximately $420.1 million of variable rate debt outstanding under these facilities, which excludes $650.0 million of Cinemark USA, Inc.’s term loan debt that is hedged with the Company’s interest rate swap agreements in effect as of March 31, 2011 as discussed below. Based on the interest rates in effect on the variable rate debt outstanding at March 31, 2011, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $4.2 million.
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
     Below is a summary of our current interest rate swap agreements:

Amount Hedged (in thousands)	Effective Date	Pay Rate	Receive Rate	Expiration Date
$125,000	August 2007	4.9220%	3-month LIBOR	August 2012
$175,000	November 2008	3.6300%	1-month LIBOR	(1)
$175,000	December 2010	1.3975%	1-month LIBOR	September 2015
$175,000	December 2010	1.4000%	1-month LIBOR	September 2015

(1)	$100,000 expires November 2011 and $75,000 expires November 2012.
     The table below provides information about our fixed rate and variable rate long-term debt agreements as of March 31, 2011:

	Expected Maturity for the Twelve-Month Periods Ending March 31,
	(in millions)								Average
								Fair	Interest
	2012	2013	2014	2015	2016	Thereafter	Total	Value	Rate
Fixed rate (1)(2)	$—	$—	$—	$—	$—	$1,120.0	$1,120.0	$1,164.2	7.0%
Variable rate	10.8	84.9	89.3	9.2	9.2	216.7	420.1	421.0	3.2%

Total debt	$10.8	$84.9	$89.3	$9.2	$9.2	$1,336.7	$1,540.1	$1,585.2

(1)	Includes $650.0 million of the Cinemark USA, Inc. term loan, which represents the debt currently hedged with the Company’s interest rate swap agreements discussed above.

(2)	Includes the 8.625% senior notes in the aggregate principal amount of $470.0 million, excluding the discount of $10.1 million.

Foreign Currency Exchange Rate Risk
     We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and construction interior finish items and other operating supplies used by our international subsidiaries. A majority of the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. Generally accepted accounting principles in the U.S. (“U.S. GAAP”) require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our equity ownership in our international subsidiaries as of March 31, 2011, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed would decrease the aggregate net book value of our investments in our international subsidiaries by approximately $49 million and would decrease the aggregate net income of our international subsidiaries by approximately $2 million.
Item 4. Controls and Procedures
Evaluation of the Effectiveness of Disclosure Controls and Procedures
     As of March 31, 2011, we carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Controls Over Financial Reporting
     There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Previously reported under “Business — Legal Proceedings” in the Company’s Annual Report on Form 10-K filed March 1, 2011.
Item 1A. Risk Factors
     There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Company’s Annual Report on Form 10-K filed March 1, 2011.

Item 6. Exhibits

*31.1	Certification of Alan Stock, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Alan Stock, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the quarterly report on Form 10-Q of Cinemark Holdings, Inc. for the quarter ended March 31, 2011, filed May 5, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements tagged as block text.

*	filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK HOLDINGS, INC.
Registrant

DATE: May 5, 2011

/s/ Alan W. Stock

Alan W. Stock
Chief Executive Officer

/s/ Robert Copple

Robert Copple
Chief Financial Officer

EXHIBIT INDEX

*31.1	Certification of Alan Stock, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Alan Stock, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the quarterly report on Form 10-Q of Cinemark Holdings, Inc. for the quarter ended March 31, 2011, filed May 5, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements tagged as block text.

*	filed herewith.