Form 10-Q
period 2011-09-30
Cinemark Holdings, Inc.
filed 2011-11-04
CIK 1385280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Yes ☐ No ☑
     As of October 31, 2011, 114,202,804 shares of common stock were outstanding.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (unaudited)	4

Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	40

PART II. OTHER INFORMATION	41

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 6. Exhibits	42

SIGNATURES	43
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data, unaudited)

	September 30,	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$511,395	$464,997
Inventories	11,746	11,686
Accounts receivable	42,843	50,607
Income tax receivable	—	30,733
Current deferred tax asset	7,030	8,099
Prepaid expenses and other	10,560	10,931

Total current assets	583,574	577,053

Theatre properties and equipment	2,125,357	2,048,204
Less accumulated depreciation and amortization	916,603	832,758

Theatre properties and equipment — net	1,208,754	1,215,446

Other assets
Goodwill	1,154,225	1,122,971
Intangible assets — net	342,834	329,204
Investment in NCM	73,638	64,376
Investment in DCIP	10,171	10,838
Investment in marketable securities — RealD	11,433	27,993
Investments in and advances to affiliates	1,542	2,619
Deferred charges and other assets — net	72,017	70,978

Total other assets	1,665,860	1,628,979

Total assets	$3,458,188	$3,421,478

Liabilities and equity

Current liabilities
Current portion of long-term debt	$11,467	$10,836
Current portion of capital lease obligations	8,064	7,348
Income tax payable	1,368	—
Current liability for uncertain tax positions	463	1,948
Accounts payable and accrued expenses	240,015	251,808

Total current liabilities	261,377	271,940

Long-term liabilities
Long-term debt, less current portion	1,562,970	1,521,605
Capital lease obligations, less current portion	127,198	132,812
Deferred tax liability	134,955	129,293
Liability for uncertain tax positions	21,154	17,840
Deferred lease expenses	33,246	30,454
Deferred revenue — NCM	237,217	230,573
Other long-term liabilities	50,470	53,809

Total long-term liabilities	2,167,210	2,116,386

Commitments and contingencies (see Note 21)

Equity
Cinemark Holdings, Inc.’s stockholders’ equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 117,593,329 shares issued and 114,202,804 shares outstanding at September 30, 2011; and 117,110,703 shares issued and 113,750,844 shares outstanding at December 31, 2010	118	117
Additional paid-in-capital	1,044,670	1,037,586
Treasury stock, 3,390,525 and 3,359,859 shares, at cost, at September 30, 2011 and December 31, 2010, respectively	(45,219)	(44,725)
Retained earnings	40,317	388
Accumulated other comprehensive income (loss)	(21,665)	28,181

Total Cinemark Holdings, Inc.’s stockholders’ equity	1,018,221	1,021,547
Noncontrolling interests	11,380	11,605

Total equity	1,029,601	1,033,152

Total liabilities and equity	$3,458,188	$3,421,478

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues
Admissions	$417,088	$367,662	$1,134,697	$1,063,737
Concession	194,794	170,130	530,828	488,464
Other	28,131	22,443	78,217	64,034

Total revenues	640,013	560,235	1,743,742	1,616,235

Cost of operations
Film rentals and advertising	225,431	200,495	613,204	582,864
Concession supplies	32,166	26,565	85,076	73,465
Salaries and wages	60,114	56,823	168,222	165,615
Facility lease expense	72,318	66,587	208,111	191,292
Utilities and other	72,679	64,310	198,082	177,179
General and administrative expenses	32,652	28,113	92,825	78,589
Depreciation and amortization	40,394	34,805	119,124	103,395
Amortization of favorable/unfavorable leases	148	179	455	595
Impairment of long-lived assets	992	1,022	3,601	6,057
Loss on sale of assets and other	1,809	7,548	7,975	11,906

Total cost of operations	538,703	486,447	1,496,675	1,390,957

Operating income	101,310	73,788	247,067	225,278

Other income (expense)
Interest expense	(32,249)	(28,938)	(91,316)	(83,553)
Interest income	2,955	1,807	6,448	4,240
Foreign currency exchange gain (loss)	(1,858)	682	(512)	762
Loss on early retirement of debt	—	—	(4,945)	—
Distributions from NCM	5,108	4,263	16,530	15,541
Equity in income (loss) of affiliates	1,719	(1,842)	2,353	(4,997)

Total other expense	(24,325)	(24,028)	(71,442)	(68,007)

Income before income taxes	76,985	49,760	175,625	157,271
Income taxes	29,337	15,877	61,646	45,918

Net income	$47,648	$33,883	$113,979	$111,353
Less: Net income attributable to noncontrolling interests	728	551	1,685	3,246

Net income attributable to Cinemark Holdings, Inc.	$46,920	$33,332	$112,294	$108,107

Weighted average shares outstanding
Basic	112,817	112,179	112,709	111,317

Diluted	113,298	112,516	113,170	111,764

Earnings per share attributable to Cinemark Holdings, Inc.’s common stockholders
Basic	$0.41	$0.29	$0.98	$0.96

Diluted	$0.41	$0.29	$0.98	$0.96

Dividends declared per common share	$0.21	$0.18	$0.63	$0.54

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine months ended September 30,
	2011	2010
Operating activities
Net income	$113,979	$111,353

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	116,644	100,246
Amortization of intangible and other assets and unfavorable leases	2,935	3,744
Amortization of long-term prepaid rents	1,976	1,247
Amortization of debt issue costs	3,557	3,533
Amortization of deferred revenues, deferred lease incentives and other	(7,221)	(4,844)
Amortization of accumulated other comprehensive loss related to interest rate swap agreement	3,248	3,475
Fair value change in interest rate swap agreements not designated as hedges	(754)	—
Amortization of bond discount	633	578
Impairment of long-lived assets	3,601	6,057
Share based awards compensation expense	7,132	5,179
Loss on sale of assets and other	6,937	9,873
Loss on contribution and sale of digital projection systems to DCIP	1,038	2,033
Loss on early retirement of debt	4,945	—
Deferred lease expenses	2,910	2,776
Deferred income tax expenses	10,536	(13,005)
Equity in (income) loss of affiliates	(2,353)	4,997
Tax benefit related to stock option exercises and restricted stock vesting	910	1,904
Distributions from equity investees	4,599	3,292
Changes in assets and liabilities	17,320	(88,563)

Net cash provided by operating activities	292,572	153,875

Investing activities
Additions to theatre properties and equipment	(126,183)	(88,256)
Proceeds from sale of theatre properties and equipment	5,131	3,994
Acquisition of ten theatres in Argentina	(66,958)	—
Investment in joint venture — DCIP and other	(1,268)	(1,510)

Net cash used for investing activities	(189,278)	(85,772)

Financing activities
Proceeds from stock option exercises	444	5,559
Payroll taxes paid as a result of noncash stock option exercises and restricted stock withholdings	(494)	(416)
Dividends paid to stockholders	(71,856)	(60,671)
Repayments of long-term debt	(164,587)	(9,144)
Proceeds from issuance of senior subordinated notes	200,000	—
Payment of debt issue costs	(4,539)	(8,849)
Payments on capital leases	(5,314)	(5,422)
Purchase of noncontrolling interest in Cinemark Chile	(1,443)	—
Other	(1,211)	(387)

Net cash used for financing activities	(49,000)	(79,330)

Effect of exchange rate changes on cash and cash equivalents	(7,896)	3,758

Increase (decrease) in cash and cash equivalents	46,398	(7,469)

Cash and cash equivalents:
Beginning of period	464,997	437,936

End of period	$511,395	$430,467

Supplemental information (see Note 17)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
1. The Company and Basis of Presentation
     Cinemark Holdings, Inc. and subsidiaries (the “Company”) is a leader in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. The Company also managed additional theatres in the U.S., Brazil, and Colombia during the nine months ended September 30, 2011.
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
     These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2010, included in the Annual Report on Form 10-K filed March 1, 2011 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results to be achieved for the full year.
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
     In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350)” (“ASU No. 2011-08”). In ASU No. 2011-08, an entity is permitted to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The ASU’s objective is to simplify how an entity tests goodwill for impairment. The amendments in ASU No. 2011-08 are effective for annual and interim goodwill and impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is evaluating the requirements of ASU No. 2011-08 and has not yet determined whether a revised approach to evaluation of goodwill impairment will be used in future assessments. The Company does not expect the adoption of ASU No. 2011-08 to have a material impact on its condensed consolidated financial statements.
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
     The following table presents computations of basic and diluted earnings per share under the two class method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to Cinemark Holdings, Inc.	$46,920	$33,332	$112,294	$108,107
Earnings allocated to participating share-based awards (1)	(569)	(368)	(1,218)	(979)

Net income attributable to common stockholders	$46,351	$32,964	$111,076	$107,128

Denominator (shares in thousands):
Basic weighted average common stock outstanding	112,817	112,179	112,709	111,317
Common equivalent shares for stock options	40	182	43	236
Common equivalent shares for restricted stock units	441	155	418	211

Diluted	113,298	112,516	113,170	111,764

Basic earnings per share attributable to common stockholders	$0.41	$0.29	$0.98	$0.96

Diluted earnings per share attributable to common stockholders	$0.41	$0.29	$0.98	$0.96

(1)	For the three months ended September 30, 2011 and 2010, a weighted average of approximately 1,385 and 1,251 shares of unvested restricted stock, respectively, were considered participating securities. For the nine months ended September 30, 2011 and 2010, a weighted average of approximately 1,237 and 1,017 shares of unvested restricted stock, respectively, were considered participating securities.
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
     The senior subordinated notes are fully and unconditionally guaranteed on a joint and several senior subordinated unsecured basis by certain of the Company’s subsidiaries that guarantee, assume or become liable with respect to any of the Company’s or a guarantor’s other debt. The senior subordinated notes and the guarantees are senior subordinated unsecured obligations and rank equally in right of payment with all of the Company’s and a guarantor’s future senior subordinated indebtedness; are subordinate in right of payment to all of the Company’s and a guarantor’s existing and future senior indebtedness, whether secured or unsecured, including the Company’s obligations under its senior secured credit facility and its 8.625% senior notes; and structurally subordinate to all existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries.
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
     Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the Securities and Exchange Commission (the “Commission”) on July 27, 2011 pursuant to which Cinemark USA, Inc. offered to exchange the senior subordinated notes for substantially similar registered senior subordinated notes. The registration statement became effective August 4, 2011, and approximately $199,500 of the notes were exchanged on September 7, 2011. The registered senior subordinated notes, issued in the exchange, do not have transfer restrictions. Approximately $500 of the notes were not exchanged as of September 30, 2011.
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
     As a result of the prepayment, the Company wrote-off approximately $2,183 in unamortized debt issue costs related to the unextended portion of term loan debt that was prepaid. In addition, the Company determined that a portion of the quarterly interest payments hedged by two of its current interest rate swap agreements under cash flow hedges and the quarterly interest payments related to its previously terminated interest rate swap agreement were

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
probable not to occur and therefore reclassified approximately $2,760 of its accumulated other comprehensive loss related to these cash flow hedges to earnings, as a component of loss on early retirement of debt. The Company also recorded fees of $2 to loss on early retirement of debt during the nine months ended September 30, 2011.
     As of September 30, 2011, there was approximately $908,199 outstanding under the term loan and no borrowings outstanding under the revolving credit line.
     Fair Value of Long-Term Debt
     The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35. The carrying value of the Company’s long-term debt was $1,574,437 and $1,532,441 as of September 30, 2011 and December 31, 2010, respectively. The fair value of the Company’s long-term debt was $1,577,994 and $1,581,963 as of September 30, 2011 and December 31, 2010, respectively.
5. Purchase of Noncontrolling Interests’ Share of Cinemark Chile
     During May 2011, the Company purchased its Chilean partners’ 2.6% share of Cinemark Chile S.A. (“Cinemark Chile”) for approximately $1,443 in cash. The increase in the Company’s ownership interest in its Chilean subsidiary was accounted for as an equity transaction in accordance with ASC Topic 810-10-45-23. The Company recorded a decrease in additional paid-in-capital of approximately $1,402, which represented the difference between the cash paid and the book value of the Chilean partners’ noncontrolling interest account, or approximately $917, plus the Chilean partners’ share of accumulated other comprehensive loss of approximately $485. As a result of this transaction, the Company owns 100% of the shares in Cinemark Chile.
6. Acquisition of Argentina Theatres
     On August 25, 2011, the Company acquired ten theatres with 95 screens from Hoyts General Cinema South America, Inc. in a stock purchase for approximately $66,958 in cash. The acquisition resulted in an expansion of the Company’s international theatre base. The Company incurred approximately $200 in transaction costs, which are reflected in general and administrative expenses on the condensed consolidated statements of income for the three and nine months ended September 30, 2011.
     The transaction was accounted for by applying the acquisition method. The following table represents the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date:

Theatre properties and equipment	$19,932
Tradename	10,032
Favorable leases	7,745
Other intangible assets	908
Goodwill	43,072
Long-term debt	(5,993)
Deferred tax liability	(7,189)
Other liabilities, net of other assets	(1,549)

Total	$66,958

     The amounts listed above are provisional and will be updated by the Company upon completion of the valuation analyses necessary to properly allocate the purchase price. The acquisition is subject to review by the Argentina Comisión Nacional de Defensa de la Competencia (“CNDC”).

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
7. Equity
     Below is a summary of changes in stockholders’ equity attributable to Cinemark Holdings, Inc., noncontrolling interests and total equity for the nine months ended September 30, 2011 and 2010:

	Cinemark
	Holdings, Inc.
	Stockholders’	Noncontrolling	Total
	Equity	Interests	Equity

Balance at January 1, 2011	$1,021,547	$11,605	$1,033,152

Purchase of noncontrolling interests’ share of Chile subsidiary	(917)	(526)	(1,443)
Share based awards compensation expense	7,132	—	7,132
Stock withholdings related to restricted stock that vested during the nine months ended September 30, 2011	(494)	—	(494)
Exercise of stock options	445	—	445
Tax benefit related to stock option exercises and restricted stock vesting	910	—	910
Dividends paid to stockholders	(71,856)	—	(71,856)
Dividends accrued on unvested restricted stock unit awards	(509)	—	(509)
Dividends paid to noncontrolling interests	—	(1,211)	(1,211)
Write-off of accumulated other comprehensive loss related to cash flow hedges, net of taxes of $723	2,037	—	2,037
Comprehensive income:
Net income	112,294	1,685	113,979
Fair value adjustments on interest rate swap agreements designated as hedges, net of taxes of $4,180	(7,565)	—	(7,565)
Amortization of accumulated other comprehensive loss on terminated swap agreement	3,248	—	3,248
Fair value adjustments on available-for-sale securities, net of taxes of $7,485	(12,485)	—	(12,485)
Foreign currency translation adjustment	(35,566)	(173)	(35,739)

Total comprehensive income	59,926	1,512	61,438

Balance at September 30, 2011	$1,018,221	$11,380	$1,029,601

     Below is a summary of dividends paid to stockholders during the nine months ended September 30, 2011:

			Amount per
	Record		Share of	Total Amount
Declaration Date	Date	Date Paid	Common Stock	Paid
02/24/11	03/04/11	03/16/11	$0.21	$23,897
05/12/11	06/06/11	06/17/11	$0.21	23,976
08/04/11	08/17/11	09/01/11	$0.21	23,983

Total			$0.63	$71,856

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data

	Cinemark
	Holdings, Inc.
	Stockholders’	Noncontrolling	Total
	Equity	Interests	Equity

Balance at January 1, 2010	$899,832	$14,796	$914,628

Colombia Share Exchange	5,865	(5,865)	—
Share based awards compensation expense	5,179	—	5,179
Stock withholdings related to restricted stock that vested during the nine months ended September 30, 2010	(299)	—	(299)
Exercise of stock options, net of stock withholdings	5,442	—	5,442
Tax benefit related to stock option exercises	1,904	—	1,904
Dividends paid to stockholders	(60,671)	—	(60,671)
Dividends accrued on unvested restricted stock unit awards	(264)	—	(264)
Dividends paid to noncontrolling interests	—	(387)	(387)
Comprehensive income:
Net income	108,107	3,246	111,353
Fair value adjustments on interest rate swap agreements, net of taxes of $137	(226)	—	(226)
Amortization of accumulated other comprehensive loss on terminated swap agreement	3,475	—	3,475
Fair value adjustments on available-for-sale securities	1,356	—	1,356
Foreign currency translation adjustment	13,694	208	13,902

Total comprehensive income	126,406	3,454	129,860

Balance at September 30, 2010	$983,394	$11,998	$995,392

8. Investment in National CineMedia
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
     Pursuant to a Common Unit Adjustment Agreement dated as of February 13, 2007 between NCM, Inc. and the Company, AMC Entertainment Inc. and Regal Entertainment Group, collectively referred to as its Founding Members, annual adjustments to the common membership units are made primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each Founding Member. To account for the receipt of additional common units under the Common Unit Adjustment Agreement, the Company follows the guidance in ASC 323-10-35-29 (formerly EITF 02-18, “Accounting for Subsequent Investments in an Investee after Suspension of Equity Loss Recognition”) by analogy, which also refers to AICPA Technical Practice Aid 2220.14, which indicates that if a subsequent investment is made in an equity method investee that has experienced significant losses, the investor must determine if the subsequent investment constitutes funding of prior losses. The Company concluded that the construction or acquisition of new theatres that has led to the common unit adjustments equates to making additional investments in NCM. The Company evaluated the receipt of the additional common units in NCM and the assets exchanged for these additional units and has determined that the right to use its incremental new screens would not be considered funding of prior losses. The Company accounts for these additional common units (referred to herein as its Tranche 2 Investment) as a separate investment than its Tranche 1 Investment. The common units

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
received are recorded at fair value as an increase in the Company’s investment in NCM with an offset to deferred revenue. The deferred revenue is amortized over the remaining term of the Exhibitor Services Agreement. The Tranche 2 Investment is accounted for following the equity method. Therefore, undistributed equity earnings related to its Tranche 2 Investment are included as a component of earnings in equity in income (loss) of affiliates and distributions received related to its Tranche 2 Investment are recorded as a reduction of its investment basis. In the event that a common unit adjustment is determined to be a negative number, the Founding Member can elect to either transfer and surrender to NCM the number of common units equal to all or part of such Founding Member’s common unit adjustment or to pay to NCM an amount equal to such Founding Member’s common unit adjustment calculated in accordance with the Common Unit Adjustment Agreement. If the Company then elects to surrender common units as part of a negative common unit adjustment, the Company would record a reduction to deferred revenue at the then fair value of the common units surrendered and a reduction of the Company’s Tranche 2 investment at an amount equal to the weighted average cost for Tranche 2 common units, with the difference between the two values recorded as a gain or loss on sale of assets and other.
     Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

	Investment	Deferred	Distributions	Equity in	Other	Cash
	in NCM	Revenue	from NCM	Earnings	Revenue	Received

Balance as of December 31, 2010	$64,376	$(230,573)
Receipt of common units due to annual common unit adjustment	9,302	(9,302)	$—	$—	$—	$—
Revenues earned under exhibitor services agreement	—	—	—	—	(4,305)	4,305
Receipt of excess cash distributions	(3,797)	—	(12,392)	—	—	16,189
Receipt under tax receivable agreement	(729)	—	(4,138)	—	—	4,867
Equity in earnings	4,486	—	—	(4,486)	—	—
Amortization of deferred revenue	—	2,658	—	—	(2,658)	—

Balance as of and for the period ended September 30, 2011	$73,638	$(237,217)	$(16,530)	$(4,486)	$(6,963)	$25,361

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
     As of September 30, 2011, the Company owned a total of 17,495,920 common units of NCM. During the nine months ended September 30, 2011 and 2010, the Company recorded equity earnings of approximately $4,486 and $3,615, respectively.
     Pursuant to the terms of the Exhibitor Services Agreement, the Company recorded other revenues, excluding the amortization of deferred revenue, of approximately $4,305 and $3,666 during the nine months ended September 30, 2011 and 2010, respectively. These amounts include the per patron and per digital advertising screen theatre access fee and theatre rental revenue, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of $8,305 and $7,806, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Below is summary unaudited financial information for NCM for the six months ended June 30, 2011 (financial information was not yet available for the nine months ended September 30, 2011).

Six Months
Ended
June 30, 2011
Gross revenues	$184,785
Operating income	$65,159
Net earnings	$42,632
9. Investment in Digital Cinema Implementation Partners
     On February 12, 2007, the Company, AMC Entertainment Inc. and Regal Entertainment Group entered into a joint venture known as Digital Cinema Implementation Partners LLC (“DCIP”) to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema.
     On March 10, 2010, the Company signed a master equipment lease agreement and other related agreements (collectively the “agreements”) with Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company. Upon signing the agreements, the Company contributed digital projection systems at a fair value of $16,380 to DCIP (collectively the “contributions”), which DCIP then contributed to Kasima. The net book value of the contributed equipment was approximately $18,090. On April 24, 2010, the Company sold digital projection systems with a net book value of approximately $1,520 to Kasima for approximately $1,197. The contribution and sale of these digital projection systems resulted in an aggregate loss of approximately $2,033, which is reflected in loss on sale of assets and other on the condensed consolidated statement of income for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, the Company sold digital projection systems with a net book value of approximately $3,777 to Kasima for approximately $2,739, resulting in a loss of approximately $1,038, which is reflected in loss on sale of assets and other on the condensed consolidated statement of income for the nine months ended September 30, 2011. As of September 30, 2011, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP.
     The Company has a variable interest in Kasima through the terms of its master equipment lease agreement; however, the Company has determined that it is not the primary beneficiary of Kasima, as the Company does not have the ability to direct the activities of Kasima that most significantly impact Kasima’s economic performance. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting. During the nine months ended September 30, 2011 and 2010, the Company recorded equity losses of $1,927 and $8,644, respectively, relating to this investment. Below is a summary of activity with DCIP for the nine months ended September 30, 2011:

Investment in
DCIP
Balance as of December 31, 2010	$10,838
Cash contributions to DCIP	1,260
Equity in loss	(1,927)

Balance as of September 30, 2011	$10,171

     The Company continues to roll out digital projection systems to a majority of its first run U.S. theatres. The digital projection systems are leased from Kasima under an operating lease with an initial term of twelve years that contains ten one-year fair value renewal options. The equipment lease agreement also contains a fair value purchase option. Under the equipment lease agreement, the Company pays minimum annual rent of one thousand dollars per digital projection system for the first six and a half years from the effective date of the agreement and minimum annual rent of three thousand dollars per digital projection system beginning at six and a half years from the effective date through the end of the lease term. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the agreements. Certain of the other rent payments are subject to either a monthly or an annual maximum. As of September 30, 2011, the Company had 3,075 digital projection systems being leased under the master equipment lease agreement with Kasima. The

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
Company recorded equipment lease expense of approximately $3,684 and $685 during the nine months ended September 30, 2011 and 2010, respectively, which is included in utilities and other costs on the condensed consolidated statements of income.
     The digital projection systems leased from Kasima have replaced a majority of the Company’s 35 millimeter projection systems in its U.S. theatres. Therefore, upon signing the agreements, the Company began accelerating the depreciation of its 35 millimeter projection systems, based on the estimated replacement timeframe. The Company recorded depreciation expense of approximately $10,604 and $5,981 on its domestic 35 millimeter projectors during the nine months ended September 30, 2011 and 2010, respectively. The Company’s domestic 35 millimeter projection systems have been fully depreciated as of September 30, 2011.
10. Investment in Marketable Securities — RealD
     Under its license agreement with RealD, a publicly traded company from whom the Company licenses its 3-D systems, the Company earned options to purchase shares of common stock upon installation of a certain number of 3-D systems as outlined in the license agreement. During 2010, the Company earned a total of 1,085,828 options to purchase shares of common stock in RealD. Upon vesting in these options, the Company recorded a total investment in RealD of approximately $18,909, which represented the estimated aggregate fair value of the options, with an offset to deferred lease incentive liability.
     During the nine months ended September 30, 2011, the Company vested in an additional 136,952 RealD options by reaching the final target level, as outlined in the license agreement. Upon vesting in these additional options, the Company recorded an increase in its investment in RealD and its deferred lease incentive liability of approximately $3,402, which represented the estimated fair value of the RealD options. The fair value measurements were based upon RealD’s closing stock prices on the dates of vesting. These fair value measurements fall under Level 1 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. The deferred lease incentive liability, which is reflected in other long-term liabilities on the condensed consolidated balance sheets, is being amortized over the term of the license agreement, which is approximately seven and one-half years.
     During March 2011, the Company exercised all of its options to purchase shares of common stock in RealD for $0.00667 per share. The Company accounts for its investment in RealD as a marketable security. The Company has determined that its RealD shares are available-for-sale securities in accordance with ASC Topic 320-10-35-1, therefore unrealized holding gains and losses are reported as a component of accumulated other comprehensive income (loss) until realized.
     As of September 30, 2011, the Company owned 1,222,780 shares in RealD, with an estimated fair value of $11,433. The fair value of the RealD shares as of September 30, 2011 was determined based upon the closing price of RealD’s common stock on that date, which falls under Level 1 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. During the nine months ended September 30, 2011, the Company recorded an unrealized holding loss of approximately $19,970, before taxes, as a component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheet.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
11. Treasury Stock and Share Based Awards
     Treasury Stock — Treasury stock represents shares of common stock repurchased or withheld by the Company and not yet retired. The Company has applied the cost method in recording its treasury shares.
     Below is a summary of the Company’s treasury stock activity for the nine months ended September 30, 2011:

	Number of
	Treasury
	Shares	Cost
Balance at December 31, 2010	3,359,859	$44,725
Restricted stock forfeitures (1)	853	—
Restricted stock withholdings (2)	25,200	494
Restricted stock awards canceled (1)	4,613	—

Balance at September 30, 2011	3,390,525	$45,219

(1)	The Company repurchased forfeited and canceled restricted shares at a cost of $0.001 per share in accordance with the Amended and Restated 2006 Cinemark Holdings, Inc. Long Term Incentive Plan.

(2)	The Company withheld restricted shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting in restricted stock. The Company determined the number of shares to be withheld based upon a market value of $19.60 per share.
     Stock Options — A summary of stock option activity and related information for the nine months ended September 30, 2011 is as follows:

			Weighted Average
	Number of	Weighted Average	Grant Date Fair	Aggregate Intrinsic
	Options	Exercise Price	Value	Value
Outstanding at December 31, 2010	140,356	$7.63	$3.51
Exercised	(58,190)	$7.63	$3.51

Outstanding at September 30, 2011	82,166	$7.63	$3.51	$924

Options exercisable at September 30, 2011	82,166	$7.63	$3.51	$924

     The total intrinsic value of options exercised during the nine months ended September 30, 2011 was $699. The Company recognized a tax benefit of approximately $238 during the nine months ended September 30, 2011 related to these option exercises.
     As of September 30, 2011, there was no remaining unrecognized compensation expense related to outstanding stock options as all outstanding options fully vested on April 2, 2009. Options outstanding at September 30, 2011 have an average remaining contractual life of approximately three years.
     Restricted Stock - During the nine months ended September 30, 2011, the Company granted 424,436 shares of restricted stock to directors and employees of the Company. The fair values of the restricted stock granted was determined based on the market values of the Company’s common stock on the dates of grant, which ranged from $19.35 to $20.71 per share. The Company assumed forfeiture rates ranging from 0% to 5% for the restricted stock awards. The restricted stock granted to directors vests over one year based on continued service. The restricted stock granted to employees vests over four years based on continued service. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however the sale and transfer of the restricted shares is prohibited during the restriction period.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Below is a summary of restricted stock activity for the nine months ended September 30, 2011:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at December 31, 2010	1,254,691	$14.60
Granted	424,436	$19.45
Forfeited	(853)	$12.89
Vested	(288,204)	$10.84
Canceled	(4,613)	$18.35

Outstanding at September 30, 2011	1,385,457	$16.85

Unvested restricted stock at September 30, 2011	1,385,457	$16.52

     The Company recorded compensation expense of $4,832 and $3,507 related to restricted stock awards during the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, the remaining unrecognized compensation expense related to restricted stock awards was $15,447 and the weighted average period over which this remaining compensation expense will be recognized is approximately three years. Upon vesting, the Company receives an income tax deduction. The total fair value of shares that vested during the nine months ended September 30, 2011 was $5,658. The Company recognized a tax benefit of approximately $2,188 during the nine months ended September 30, 2011 related to these vested shares.
     Restricted Stock Units — During the nine months ended September 30, 2011, the Company granted restricted stock units representing 153,727 hypothetical shares of common stock to employees of the Company. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the three fiscal year period ending December 31, 2013 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments (as defined in the restricted stock unit award agreement). The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity. If the IRR for the three year period is at least 8.5%, which is the threshold, one-third of the restricted stock units vest. If the IRR for the three year period is at least 10.5%, which is the target, two-thirds of the restricted stock units vest. If the IRR for the three year period is at least 12.5%, which is the maximum, 100% of the restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. All payouts of restricted stock units that vest will be subject to an additional service requirement and will be paid in the form of common stock if the participant continues to provide services through March 31, 2015, which is the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards vest.
     Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the nine months ended September 30, 2011 at each of the three target levels of financial performance (excluding forfeiture assumptions):

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
     No restricted stock unit awards have vested. There were no forfeitures of restricted stock unit awards during the nine months ended September 30, 2011. The Company recorded compensation expense of $2,300 and $1,672 related to restricted stock unit awards during the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, the remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $6,014. The weighted average period over which this remaining compensation expense will be recognized is approximately two years. As of September 30, 2011, the Company had restricted stock units outstanding that represented a total of 1,037,770 hypothetical shares of common stock, net of actual cumulative forfeitures of 19,918 units, assuming the maximum IRR of at least 12.5% is achieved for all of the grants.
12. Interest Rate Swap Agreements
     The Company is currently a party to five interest rate swap agreements that qualify for cash flow hedge accounting. No premium or discount was incurred upon the Company entering into any of its interest rate swap agreements because the pay rates and receive rates on the interest rate swap agreements represented prevailing rates for each counterparty at the time each of the interest rate swap agreements was consummated. The fair values of the interest rate swaps are recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive income (loss) and the ineffective portion reported in earnings.
     The valuation technique used to determine fair value is the income approach and under this approach, the Company uses projected future interest rates as provided by counterparties to the interest rate swap agreements and the fixed rates that the Company is obligated to pay under these agreements. Therefore, the Company’s measurements use significant unobservable inputs, which fall in Level 3 of the U.S. GAAP hierarchy as defined by FASB ASC Topic 820-10-35. There were no changes in valuation techniques during the period and no transfers in or out of Level 3. See Note 15 for a summary of unrealized gains or losses recorded in accumulated other comprehensive income (loss) and earnings.
     Below is a summary of the Company’s current interest rate swap agreements designated as hedge agreements as of September 30, 2011:

								Estimated
Amount Designated						Current Liability	Long-Term Liability	Total Fair Value at
as a Hedge		Effective Date	Pay Rate	Receive Rate	Expiration Date	(1)	(2)	September 30, 2011
$106,632	(3)	August 2007	4.9220%	3-Month LIBOR	August 2012	$4,864	$—	$4,864
$149,285	(4)	November 2008	3.6300%	1-Month LIBOR	(5)	2,792	401	3,193
$175,000		December 2010	1.4000%	1-Month LIBOR	September 2015	1,713	1,798	3,511
$175,000		December 2010	1.3975%	1-Month LIBOR	September 2015	1,709	1,865	3,574
$100,000		November 2011	1.7150%	1-Month LIBOR	April 2016	1,248	1,616	2,864

$705,917						$12,326	$5,680	$18,006

(1)	Included in accounts payable and accrued expenses on the condensed consolidated balance sheet as of September 30, 2011.

(2)	Included in other long-term liabilities on the condensed consolidated balance sheet as of September 30, 2011.

(3)	An additional $18,368 of this original $125,000 swap is no longer designated as a hedge as a result of the prepayment of the unextended portion of the Company’s term loan debt.

(4)	An additional $25,715 of this original $175,000 swap is no longer designated as a hedge as a result of the prepayment of the unextended portion of the Company’s term loan debt. Approximately $14,690 of this additional amount expires November 2011 and $11,025 expires November 2012.

(5)	$85,310 of this swap expires November 2011 and $63,975 expires November 2012.
     During June 2011, the Company prepaid the remaining unextended portion of its term loan debt under its senior secured credit facility (see Note 4). As a result, the Company determined that a portion of the quarterly interest payments hedged by two of its current interest rate swap agreements and the quarterly interest payments related to its previously terminated interest rate swap agreement were probable not to occur and therefore reclassified approximately $2,760 of its accumulated other comprehensive loss related to these cash flow hedges to earnings, as a component of loss on early retirement of debt, during the nine months ended September 30, 2011.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     The Company amortized approximately $3,248 and $3,475 to interest expense during the nine months ended September 30, 2011 and 2010, respectively, related to a previously terminated interest rate swap agreement. The Company will amortize approximately $3,953 to interest expense for this terminated interest rate swap agreement over the next twelve months. See Note 15 for additional information about the Company’s fair value measurements related to its interest rate swap agreements.
13. Goodwill and Other Intangible Assets
     The Company’s goodwill was as follows:

	U.S.	International
	Operating	Operating
	Segment	Segment	Total
Balance at December 31, 2010 (1)	$948,026	$174,945	$1,122,971
Acquisition of ten theatres in Argentina (see Note 6)	—	43,072	43,072
Foreign currency translation adjustments	—	(11,818)	(11,818)

Balance at September 30, 2011 (1)	$948,026	$206,199	$1,154,225

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.
     The Company evaluates goodwill for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill might exceed its estimated fair value.
     The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. The Company considers the reporting unit to be each of its sixteen regions in the U.S. and each of its eight countries internationally (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are considered one reporting unit). Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds the estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluation performed during the fourth quarter of 2010. No events or changes in circumstances occurred during the nine months ended September 30, 2011 that indicated that the carrying value of goodwill might exceed its estimated fair value.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Intangible assets consisted of the following:

				Foreign
				Currency
	Balance at			Translation	Balance at
	December 31,			Adjustments	September 30,
	2010	Acquisitions (3)	Amortization	and Other(1)	2011
Intangible assets with finite lives:
Gross carrying amount (2)	$64,319	$18,685	$—	$(3,746)	$79,258
Accumulated amortization	(46,185)	—	(3,132)	2,791	(46,526)

Total net intangible assets with finite lives	$18,134	$18,685	$(3,132)	$(955)	$32,732

Intangible assets with indefinite lives:
Tradename	311,070	—	—	(968)	310,102

Total intangible assets — net	$329,204	$18,685	$(3,132)	$(1,923)	$342,834

(1)	During the nine months ended September 30, 2011, the Company wrote off an intangible asset with a carrying value of approximately $549 associated with a screen advertising contract in Brazil that was terminated.

(2)	Consists of vendor contracts, favorable leases and other intangible assets, including amortizing tradenames.

(3)	Consists of tradename, favorable leases and other intangible assets (see Note 6).
     Estimated aggregate future amortization expense for intangible assets is as follows:

For the three months ended December 31, 2011	$1,445
For the twelve months ended December 31, 2012	5,340
For the twelve months ended December 31, 2013	5,063
For the twelve months ended December 31, 2014	4,528
For the twelve months ended December 31, 2015	4,181
Thereafter	12,175

Total	$32,732

14. Impairment of Long-Lived Assets
     The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.
     The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of approximately twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the nine months ended September 30, 2010 and 2011. As of September 30, 2011, the estimated aggregate fair value of the long-lived assets impaired during the three months ended September 30, 2011 was approximately $151.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
United States theatre properties	$303	$424	$1,367	$3,265
International theatre properties	689	598	2,234	1,661

Subtotal	$992	$1,022	$3,601	$4,926
Intangible assets	—	—	—	1,131

Impairment of long-lived assets	$992	$1,022	$3,601	$6,057

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
     Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of September 30, 2011:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities — current (see Note 12)	$(12,326)	$—	$—	$(12,326)
Interest rate swap liabilities — long term (see Note 12)	$(5,680)	$—	$—	$(5,680)
Investment in RealD (see Note 10)	$11,433	$11,433	$—	$—
     Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of December 31, 2010:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities — current (see Note 12)	$(2,928)	$—	$—	$(2,928)
Interest rate swap liabilities — long term (see Note 12)	$(13,042)	$—	$—	$(13,042)
Interest rate swap assets — long term (see Note 12)	$8,955	$—	$—	$8,955
Investment in RealD (see Note 10)	$27,993	$—	$27,993	$—

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Below is a reconciliation of the beginning and ending balance for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Liabilities		Assets
	2011	2010	2011	2010
Beginning balances — January 1	$(15,970)	$(18,524)	$8,955	$—
Total loss included in accumulated other comprehensive income (loss)	(2,790)	(363)	(8,955)	—
Total gain included in earnings	754	—	—	—

Ending balances — September 30	$(18,006)	$(18,887)	$—	$—

     There were no changes in valuation techniques during the period. The fair value measurement for the Company’s investment in RealD transferred from Level 2 to Level 1 during the nine months ended September 30, 2011. Previous fair value estimates for the investment were based on RealD’s stock price, discounted to reflect the impact of a lock-up period to which the Company was subject. The lock-up period expired during January 2011; therefore, the fair value estimates for the investment subsequent to January 2011 were based on RealD’s stock price with no adjustments. There were no transfers in or out of Level 3 during the nine months ended September 30, 2011.
16. Foreign Currency Translation
     The accumulated other comprehensive income (loss) account in stockholders’ equity of $28,181 and $(21,665) at December 31, 2010 and September 30, 2011, respectively, includes the cumulative foreign currency adjustments of $34,248 and $(833), respectively, from translating the financial statements of the Company’s international subsidiaries, and also includes the change in fair values of the Company’s interest rate swap agreements and the change in fair value of the Company’s available-for-sale securities.
     In 2010 and 2011, all foreign countries where the Company has operations were deemed non-highly inflationary and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive income (loss).
     On September 30, 2011, the exchange rate for the Brazilian real was 1.83 reais to the U.S. dollar (the exchange rate was 1.67 reais to the U.S. dollar at December 31, 2010). As a result, the effect of translating the September 30, 2011 Brazilian financial statements into U.S. dollars is reflected as a foreign currency translation adjustment to the accumulated other comprehensive income (loss) account as a decrease in stockholders’ equity of $23,144. At September 30, 2011, the total assets of the Company’s Brazilian subsidiaries were U.S. $316,880.
     On September 30, 2011, the exchange rate for the Mexican peso was 13.55 pesos to the U.S. dollar (the exchange rate was 12.39 pesos to the U.S. dollar at December 31, 2010). As a result, the effect of translating the September 30, 2011 Mexican financial statements into U.S. dollars is reflected as a foreign currency translation adjustment to the accumulated other comprehensive income (loss) account as a decrease in stockholders’ equity of $7,722. At September 30, 2011, the total assets of the Company’s Mexican subsidiaries were U.S. $128,395.
     On September 30, 2011, the exchange rate for the Chilean peso was 514.40 pesos to the U.S. dollar (the exchange rate was 473.20 pesos to the U.S. dollar at December 31, 2010). As a result, the effect of translating the September 30, 2011 Chilean financial statements into U.S. dollars is reflected as a foreign currency translation adjustment to the accumulated other comprehensive income (loss) account as a decrease in stockholders’ equity of $2,913. At September 30, 2011, the total assets of the Company’s Chilean subsidiaries were U.S. $39,287.
     The effect of translating the September 30, 2011 financial statements of the Company’s other international subsidiaries, with local currencies other than the U.S. dollar, is reflected as a foreign currency translation adjustment to the accumulated other comprehensive income (loss) account as a decrease in stockholders’ equity of $1,787.
     During May 2011, the Company’s ownership in its Chilean subsidiary increased from 97.4% to 100% as a result of the Company’s purchase of the noncontrolling interests’ shares of Cinemark Chile. As part of this transaction, the Company recorded the amount of accumulated other comprehensive loss previously allocated to the noncontrolling

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
interest of $485, related to the translation of the Chilean financial statements into U.S. dollars, as an increase to accumulated other comprehensive income (loss) with an offsetting decrease to additional paid-in-capital. See Note 5.
17. Supplemental Cash Flow Information
     The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Nine Months Ended
	September 30,
	2011	2010
Cash paid for interest	$69,273	$66,857
Cash paid for income taxes, net of refunds received	$15,902	$70,762
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$1,138	$1,748
Theatre properties acquired under capital lease	$535	$2,191
Change in fair market values of interest rate swap agreements, net of taxes	$(7,565)	$(226)
Investment in NCM — receipt of common units (see Note 8)	$9,302	$30,683
Investment in NCM — change of interest gain	$—	$271
Equipment contributed to DCIP (see Note 9)	$—	$18,090
Dividends accrued on unvested restricted stock unit awards	$(509)	$(264)
Shares issued upon non-cash stock option exercises, at exercise price of $7.63 per share	$—	$413
Investment in RealD (see Note 10)	$3,402	$14,638
Change in fair market value of available-for-sale securities, net of taxes (see Note 10)	$(12,485)	$1,356
Issuance of shares as a result of Colombia Share Exchange	$—	$6,951

(1)	Additions to theatre properties and equipment included in accounts payable as of December 31, 2010 and September 30, 2011 were $11,162 and $12,300, respectively.
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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
U.S.	$441,334	$400,277	$1,216,679	$1,199,856
International	201,637	161,492	534,828	420,404
Eliminations	(2,958)	(1,534)	(7,765)	(4,025)

Total revenues	$640,013	$560,235	$1,743,742	$1,616,235

Adjusted EBITDA
U.S.	$110,285	$87,778	$289,091	$273,731
International	43,988	37,299	117,679	98,243

Total Adjusted EBITDA	$154,273	$125,077	$406,770	$371,974

Capital expenditures
U.S.	$17,871	$11,564	$57,316	$47,571
International	23,010	19,733	68,867	40,685

Total capital expenditures	$40,881	$31,297	$126,183	$88,256

     The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$47,648	$33,883	$113,979	$111,353
Add (deduct):
Income taxes	29,337	15,877	61,646	45,918
Interest expense (1)	32,249	28,938	91,316	83,553
Loss on early retirement of debt	—	—	4,945	—
Other income (2)	(2,816)	(647)	(8,289)	(5)
Depreciation and amortization(3)	40,542	34,984	119,579	103,990
Impairment of long-lived assets	992	1,022	3,601	6,057
Loss on sale of assets and other	1,809	7,548	7,975	11,906
Deferred lease expenses	1,260	1,079	2,910	2,776
Amortization of long-term prepaid rents	692	468	1,976	1,247
Share based awards compensation expense	2,560	1,925	7,132	5,179

Adjusted EBITDA	$154,273	$125,077	$406,770	$371,974

(1)	Includes amortization of debt issue costs.

(2)	Includes interest income, foreign currency exchange gain (loss) and equity in income (loss) of affiliates and excludes distributions from NCM. Distributions from NCM are reported entirely within the U.S. operating segment.

(3)	Includes amortization of favorable/unfavorable leases.
     Financial Information About Geographic Areas
     The Company has operations in the U.S., Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala, which are reflected in the condensed consolidated financial statements. Below is a breakdown of selected financial information by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2011	2010	2011	2010
U.S.	$441,334	$400,277	$1,216,679	$1,199,856
Brazil	100,605	87,339	279,048	226,556
Mexico	21,649	20,213	59,141	55,310
Other foreign countries	79,383	53,940	196,639	138,538
Eliminations	(2,958)	(1,534)	(7,765)	(4,025)

Total	$640,013	$560,235	$1,743,742	$1,616,235

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data

	September 30,	December 31,
Theatre Properties and Equipment-net	2011	2010
U.S.	$935,039	$972,358
Brazil	131,181	129,361
Mexico	41,574	43,127
Other foreign countries	100,960	70,600

Total	$1,208,754	$1,215,446

19. Related Party Transactions
     Prior to March 2010, the Company leased one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”) on a month-to-month basis. Plitt Plaza is indirectly owned by Lee Roy Mitchell, the Company’s Chairman of the Board, who directly and indirectly owns approximately 10% of the Company’s issued and outstanding shares of common stock. The Company closed this theatre during March 2010. The Company recorded $30 of facility lease and other operating expenses payable to Plitt Plaza joint venture during the nine months ended September 30, 2010.
     The Company manages one theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $91 and $82 of management fee revenues during the nine months ended September 30, 2011 and 2010, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.
     The Company leases 20 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of the Company’s directors and is an officer of the general partner of Syufy. Of these 21 leases, 17 have fixed minimum annual rent in an aggregate amount of approximately $21,044. The four leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. For the nine months ended September 30, 2011 and 2010, the Company paid approximately $1,041 and $1,046, respectively, in percentage rent for these four leases.
20. Income Taxes
     During the nine months ended September 30, 2011, the Company had a reduction in its liabilities for uncertain tax positions and a reduction in its income tax expense of approximately $3,637 due to settlements and closures of various tax years. In addition, the Company reclassified a portion of its deferred tax liability to liability for uncertain tax positions due to the reassessment of a prior period tax position. During the nine months ended September 30, 2010 the Company had a reduction in its liabilities for uncertain tax positions of approximately $14,230 due to settlements and closures of various tax years. These settlements and closures also resulted in a reduction in income tax expense of approximately $8,655 for the nine months ended September 30, 2010.
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
22. Subsequent Event — Dividend Declaration
     On November 3, 2011, the Company’s board of directors declared a cash dividend in the amount of $0.21 per common share payable to stockholders of record on November 18, 2011. The dividend will be paid on December 7, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.
     We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Mexico, Chile, Colombia, Argentina, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. As of September 30, 2011, we managed our business under two reportable operating segments — U.S. markets and international markets. See Note 18 to our condensed consolidated financial statements.
     We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing promotions and electronic video games located in some of our theatres. Our contracts with NCM have assisted us in expanding our offerings to domestic advertisers and broadening ancillary revenue sources such as digital video monitor advertising, third party branding, and the use of our domestic theatres for alternative entertainment, such as live and pre-recorded concert events, the opera, sports programs and other cultural events. Films leading the box office during the nine months ended September 30, 2011 included Rio, Fast Five, Thor, Pirates of the Caribbean: On Stranger Tides, The Hangover Part II, Kung Fu Panda 2: The Kaboom of Doom, Cars 2, X Men: First Class, Super 8, Bridesmaids, Transformers: Dark of the Moon, Harry Potter and the Deathly Hallows: Part 2, Rise of the Planet of the Apes, The Help, and Captain America: The First Avenger. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. Films scheduled for release during the remainder of 2011 include Twilight: Breaking Dawn Part One, Paranormal Activity 3, Puss in Boots, Happy Feet Two, Tower Heist, Jack and Jill, The Muppets, Mission: Impossible — Ghost Protocol, Sherlock Holmes 2, The Adventures of Tintin and Alvin and the Chipmunks: Chipwrecked, among other films.
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
Recent Developments
     On November 3, 2011, our board of directors declared a cash dividend in the amount of $0.21 per common share payable to stockholders of record on November 18, 2011. The dividend will be paid on December 7, 2011.

Results of Operations
     The following table sets forth, for the periods indicated, certain operating data and the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
Operating data (in millions):	September 30,		September 30,
	2011	2010	2011	2010
Revenues
Admissions	$417.1	$367.6	$1,134.7	$1,063.7
Concession	194.8	170.2	530.8	488.5
Other	28.1	22.4	78.2	64.0

Total revenues	$640.0	$560.2	$1,743.7	$1,616.2
Cost of operations
Film rentals and advertising	225.4	200.5	613.2	582.8
Concession supplies	32.2	26.6	85.1	73.5
Salaries and wages	60.1	56.8	168.2	165.6
Facility lease expense	72.3	66.6	208.1	191.3
Utilities and other	72.7	64.3	198.1	177.2
General and administrative expenses	32.7	28.1	92.8	78.6
Depreciation and amortization	40.5	35.0	119.6	104.0
Impairment of long-lived assets	1.0	1.0	3.6	6.0
Loss on sale of assets and other	1.8	7.5	8.0	11.9

Total cost of operations	538.7	486.4	1,496.7	1,390.9

Operating income	$101.3	$73.8	$247.0	$225.3

Operating data as a percentage of total revenues:
Revenues
Admissions	65.2%	65.6%	65.1%	65.8%
Concession	30.4%	30.4%	30.4%	30.2%
Other	4.4%	4.0%	4.5%	4.0%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of operations (1)
Film rentals and advertising	54.0%	54.5%	54.0%	54.8%
Concession supplies	16.5%	15.6%	16.0%	15.0%
Salaries and wages	9.4%	10.1%	9.6%	10.2%
Facility lease expense	11.3%	11.9%	11.9%	11.8%
Utilities and other	11.4%	11.5%	11.4%	11.0%
General and administrative expenses	5.1%	5.0%	5.3%	4.9%
Depreciation and amortization	6.3%	6.2%	6.9%	6.4%
Impairment of long-lived assets	0.2%	0.2%	0.2%	0.4%
Loss on sale of assets and other	0.3%	1.3%	0.5%	0.7%
Total cost of operations	84.2%	86.8%	85.8%	86.1%
Operating income	15.8%	13.2%	14.2%	13.9%

Average screen count (month end average)	5,045	4,922	4,988	4,905

Revenues per average screen (dollars)	$126,886	$113,817	$349,580	$329,528

(1)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended September 30, 2011 and 2010
     Revenues. Total revenues increased $79.8 million to $640.0 million for the three months ended September 30, 2011 (“third quarter of 2011”) from $560.2 million for the three months ended September 30, 2010 (“third quarter of 2010”), representing a 14.2% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30,			September 30,			September 30,
			%			%			%
	2011	2010	Change	2011	2010	Change	2011	2010	Change
Admissions revenues (1)	$287.2	$262.5	9.4%	$129.9	$105.1	23.6%	$417.1	$367.6	13.5%
Concession revenues (1)	$139.0	$125.0	11.2%	$55.8	$45.2	23.5%	$194.8	$170.2	14.5%
Other revenues (1) (2)	$12.2	$11.2	8.9%	$15.9	$11.2	42.0%	$28.1	$22.4	25.4%
Total revenues (1) (2)	$438.4	$398.7	10.0%	$201.6	$161.5	24.8%	$640.0	$560.2	14.2%
Attendance (1)	44.4	42.2	5.2%	25.0	23.5	6.4%	69.4	65.7	5.6%
Revenues per average screen (2)	$113,554	$103,704	9.5%	$170,374	$149,911	13.7%	$126,886	$113,817	11.5%

(1)	Amounts in millions.

(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 18 of our condensed consolidated financial statements.
•	Consolidated. The increase in admissions revenues of $49.5 million was attributable to a 5.6% increase in attendance and a 7.3% increase in average ticket price from $5.60 for the third quarter of 2010 to $6.01 for the third quarter of 2011. The increase in concession revenues of $24.6 million was attributable to the 5.6% increase in attendance and an 8.5% increase in concession revenues per patron from $2.59 for the third quarter of 2010 to $2.81 for the third quarter of 2011. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases and the favorable impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to price increases and the favorable impact of exchange rates in certain countries in which we operate. The 25.4% increase in other revenues was primarily due to increases in international ancillary revenue and the favorable impact of exchange rates in certain countries in which we operate.

•	U.S. The increase in admissions revenues of $24.7 million was attributable to a 5.2% increase in attendance and a 4.0% increase in average ticket price from $6.22 for the third quarter of 2010 to $6.47 for the third quarter of 2011. The increase in concession revenues of $14.0 million was attributable to the 5.2% increase in attendance and a 5.7% increase in concession revenues per patron from $2.96 for the third quarter of 2010 to $3.13 for the third quarter of 2011. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases. The increase in concession revenues per patron was due to incremental sales and price increases.

•	International. The increase in admissions revenues of $24.8 million was attributable to a 6.4% increase in attendance and a 16.3% increase in average ticket price from $4.47 for the third quarter of 2010 to $5.20 for the third quarter of 2011. The increase in concession revenues of $10.6 million was attributable to the 6.4% increase in attendance and a 16.1% increase in concession revenues per patron from $1.92 for the third quarter of 2010 to $2.23 for the third quarter of 2011. The increase in attendance is primarily due to new theatres, including the ten theatres acquired in Argentina during the third quarter of 2011. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases and the favorable impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to price increases and the favorable impact of exchange rates in certain countries in which we operate. The 42.0% increase in other revenues was primarily due to increases in ancillary revenue and the favorable impact of exchange rates in certain countries in which we operate.

     Cost of Operations. The table below summarizes certain of our year-over-year theatre operating costs by reportable operating segment (in millions).

			International Operating
	U.S. Operating Segment		Segment		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010
Film rentals and advertising	$158.5	$146.5	$66.9	$54.0	$225.4	$200.5
Concession supplies	18.1	15.5	14.1	11.1	32.2	26.6
Salaries and wages	44.0	44.4	16.1	12.4	60.1	56.8
Facility lease expense	47.0	45.8	25.3	20.8	72.3	66.6
Utilities and other	48.0	44.5	24.7	19.8	72.7	64.3
•	Consolidated. Film rentals and advertising costs were $225.4 million, or 54.0% of admissions revenues, for the third quarter of 2011 compared to $200.5 million, or 54.5%, of admissions revenues for the third quarter of 2010. The increase in film rentals and advertising costs of $24.9 million was due to the $49.5 million increase in admissions revenues, partially offset by a decrease in the film rentals and advertising rate. The decrease in the film rentals and advertising rate was primarily due to lower film rental rates in the U.S. segment. Concession supplies expense was $32.2 million, or 16.5% of concession revenues, for the third quarter of 2011 compared to $26.6 million, or 15.6% of concession revenues, for the third quarter of 2010. The increase in the concession supplies rate was primarily due to increases in inventory procurement costs and the increased weighting of our international segment.

Salaries and wages increased to $60.1 million for the third quarter of 2011 from $56.8 million for the third quarter of 2010 primarily due to increases in our international segment. Facility lease expense increased to $72.3 million for the third quarter of 2011 from $66.6 million for the third quarter of 2010 primarily due to new theatres, increased percentage rent due to increased revenues and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $72.7 million for the third quarter of 2011 from $64.3 million for the third quarter of 2010 primarily due to new theatres, increased expenses related to digital and 3-D equipment, increased utility expenses and the impact of exchange rates in certain countries in which we operate.

•	U.S. Film rentals and advertising costs were $158.5 million, or 55.2% of admissions revenues, for the third quarter of 2011 compared to $146.5 million, or 55.8% of admissions revenues, for the third quarter of 2010. The increase in film rentals and advertising costs of $12.0 million was due to the $24.7 million increase in admissions revenues, partially offset by a decrease in the film rentals and advertising rate. The decrease in the film rentals and advertising rate was primarily due to lower film rental rates negotiated on certain films during the third quarter of 2011. Concession supplies expense was $18.1 million, or 13.0% of concession revenues, for the third quarter of 2011 compared to $15.5 million, or 12.4% of concession revenues, for the third quarter of 2010. The increase in the concession supplies rate was primarily due to increases in inventory procurement costs.

Salaries and wages decreased to $44.0 million for the third quarter of 2011 from $44.4 million for the third quarter of 2010 primarily due to operating efficiencies achieved with reduced staffing levels. Facility lease expense increased to $47.0 million for the third quarter of 2011 from $45.8 million for the third quarter of 2010 primarily due to new theatres. Utilities and other costs increased to $48.0 million for the third quarter of 2011 from $44.5 million for the third quarter of 2010 primarily due to increased expenses related to digital and 3-D equipment.

•	International. Film rentals and advertising costs were $66.9 million, or 51.5% of admissions revenues, for the third quarter of 2011 compared to $54.0 million, or 51.4% of admissions revenues, for the third quarter of 2010. The increase in film rentals and advertising costs of $12.9 million was primarily due to the $24.8 million increase in admissions revenues. Concession supplies expense was $14.1 million, or 25.3% of concession revenues, for the third quarter of 2011 compared to $11.1 million, or 24.6% of concession revenues, for the third quarter of 2010. The increase in the concession supplies rate was primarily due to increases in inventory procurement costs.

Salaries and wages increased to $16.1 million for the third quarter of 2011 from $12.4 million for the third quarter of 2010 primarily due to new theatres, including the ten theatres acquired in Argentina during the third quarter of 2011, increased wage rates, increased staffing levels to support the 6.4% increase in attendance and the impact of exchange rates in certain countries in which we operate. Facility lease expense increased to $25.3 million for the third quarter of 2011 from $20.8 million for the third quarter of 2010 primarily due to new theatres, including the ten theatres acquired in Argentina during the third quarter of 2011, increased percentage rent due to increased revenues and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $24.7 million for the third quarter of 2011 from $19.8 million for the third quarter of 2010 primarily due to new theatres, including the ten theatres acquired in Argentina during the third quarter of 2011, increased expenses related to 3-D equipment, increased utility expenses and the impact of exchange rates in certain countries in which we operate.
     General and Administrative Expenses. General and administrative expenses increased to $32.7 million for the third quarter of 2011 from $28.1 million for the third quarter of 2010. The increase was primarily due to increased salaries and incentive compensation of approximately $2.3 million, increased share based awards compensation expense of approximately $0.6 million, increased travel and related expenses of approximately $0.5 million, increased credit card service charges of approximately $0.4 million and the impact of exchange rates in certain countries in which we operate.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable/unfavorable leases, was $40.5 million during the third quarter of 2011 compared to $35.0 million during the third quarter of 2010. The increase was primarily related to new theatres and the impact of exchange rates in certain countries in which we operate.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $1.0 million during the third quarter of 2011 compared to $1.0 million during the third quarter of 2010. Impairment charges for the third quarter of 2011 consisted of U.S. and international theatre properties, impacting six of our twenty-four reporting units. Impairment charges for the third quarter of 2010 consisted of U.S. and international theatre properties, impacting five of our twenty-four reporting units. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 14 to our condensed consolidated financial statements.
     Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $1.8 million during the third quarter of 2011 compared to $7.5 million during the third quarter of 2010. The loss recorded during the third quarter of 2011 included a loss of $0.4 million related to the sale of an equity investment and the write-off of theatre properties and equipment primarily as a result of theatre remodels. The loss recorded during the third quarter of 2010 included approximately $5.8 million for the write-off of an intangible asset associated with a vendor contract in Mexico that was terminated.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $32.2 million during the third quarter of 2011 compared to $28.9 million during the third quarter of 2010. The increase was primarily due to the refinancing of the unextended portion of our term loan debt outstanding in June 2011 with 7.375% senior subordinated notes due 2021. See Note 4 to our condensed consolidated financial statements for further discussion of our long-term debt.
     Distributions from NCM. We recorded distributions from NCM of $5.1 million during the third quarter of 2011 compared to $4.3 million during the third quarter of 2010, which were in excess of the carrying value of our Tranche 1 investment. See Note 8 to our condensed consolidated financial statements.
     Equity in Income (Loss) of Affiliates. We recorded equity in income of affiliates of $1.7 million during the third quarter of 2011 compared to an equity loss of $1.8 million during the third quarter of 2010. The equity in income of affiliates recorded during the third quarter of 2011 primarily consisted of income of approximately $3.4 million related to our equity investment in NCM (see Note 8 to our condensed consolidated financial statements) offset by a loss of approximately $1.7 million related to our equity investment in DCIP (see Note 9 to our condensed consolidated financial statements). The equity in loss of affiliates recorded during the third quarter of 2010 primarily consisted of a loss of approximately $4.4 million related to our equity investment in DCIP offset by income of approximately $2.6 million related to our equity investment in NCM.
     Income Taxes. Income tax expense of $29.3 million was recorded for the third quarter of 2011 compared to $15.9 million for the third quarter of 2010. The effective tax rate was 38.1% for the third quarter of 2011 compared to 31.9% for the third quarter of 2010. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Nine months ended September 30, 2011 and 2010
     Revenues. Total revenues increased $127.5 million to $1,743.7 million for the nine months ended September 30, 2011 (“the 2011 period”) from $1,616.2 million for the nine months ended September 30, 2010 (“the 2010 period”), representing a 7.9% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
			%			%			%
	2011	2010	Change	2011	2010	Change	2011	2010	Change
Admissions revenues (1)	$792.1	$791.0	0.1%	$342.6	$272.7	25.6%	$1,134.7	$1,063.7	6.7%
Concession revenues (1)	$383.7	$373.1	2.8%	$147.1	$115.4	27.5%	$530.8	$488.5	8.7%
Other revenues (1) (2)	$33.2	$31.7	4.7%	$45.0	$32.3	39.3%	$78.2	$64.0	22.2%
Total revenues (1) (2)	$1,209.0	$1,195.8	1.1%	$534.7	$420.4	27.2%	$1,743.7	$1,616.2	7.9%
Attendance (1)	121.7	123.4	(1.4%)	67.6	61.0	10.8%	189.3	184.4	2.7%
Revenues per average screen (2)	$314,846	$311,967	0.9%	$465,717	$392,351	18.7%	$349,580	$329,528	6.1%

(1)	Amounts in millions.

(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 18 of our condensed consolidated financial statements.
•	Consolidated. The increase in admissions revenues of $71.0 million was attributable to a 2.7% increase in attendance and a 3.8% increase in average ticket price from $5.77 for the 2010 period to $5.99 for the 2011 period. The increase in concession revenues of $42.3 million was attributable to the 2.7% increase in attendance and a 5.7% increase in concession revenues per patron from $2.65 for the 2010 period to $2.80 for the 2011 period. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases and the impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to price increases and the impact of exchange rates in certain countries in which we operate. The 22.2% increase in other revenues was primarily due to increases in international ancillary revenue and the impact of exchange rates in certain countries in which we operate.

•	U.S. The increase in admissions revenues of $1.1 million was attributable to a 1.6% increase in average ticket price from $6.41 for the 2010 period to $6.51 for the 2011 period partially offset by a 1.4% decrease in attendance. The increase in concession revenues of $10.6 million was attributable to a 4.3% increase in concession revenues per patron from $3.02 for the 2010 period to $3.15 for the 2011 period partially offset by the 1.4% decrease in attendance. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases. The increase in concession revenues per patron was due to incremental sales and price increases.

•	International. The increase in admissions revenues of $69.9 million was attributable to a 10.8% increase in attendance and a 13.4% increase in average ticket price from $4.47 for the 2010 period to $5.07 for the 2011 period. The increase in concession revenues of $31.7 million was attributable to the 10.8% increase in attendance and a 15.3% increase in concession revenues per patron from $1.89 for the 2010 period to $2.18 for the 2011 period. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases and the impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to price increases and the impact of exchange rates in certain countries in which we operate.

     Cost of Operations. The table below summarizes certain of our year-over-year theatre operating costs by reportable operating segment (in millions).

			International Operating
	U.S. Operating Segment		Segment		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010
Film rentals and advertising	$438.5	$445.7	$174.7	$137.1	$613.2	$582.8
Concession supplies	48.3	45.0	36.8	28.5	85.1	73.5
Salaries and wages	125.7	131.5	42.5	34.1	168.2	165.6
Facility lease expense	139.0	136.6	69.1	54.7	208.1	191.3
Utilities and other	132.5	124.6	65.6	52.6	198.1	177.2
•	Consolidated. Film rentals and advertising costs were $613.2 million, or 54.0% of admissions revenues, for the 2011 period compared to $582.8 million, or 54.8% of admissions revenues, for the 2010 period. The increase in film rentals and advertising costs of $30.4 million was due to the $71.0 million increase in admissions revenues, partially offset by a decrease in our film rentals and advertising rate. The decrease in the film rentals and advertising rate was primarily due to lower film rental rates in the U.S. segment. Concession supplies expense was $85.1 million, or 16.0% of concession revenues, for the 2011 period, compared to $73.5 million, or 15.0% of concession revenues, for the 2010 period. The increase in the concession supplies rate was primarily due to increases in inventory procurement costs and the increased weighting of our international segment.

Salaries and wages increased to $168.2 million for the 2011 period from $165.6 million for the 2010 period primarily due to increases in our international segment. Facility lease expense increased to $208.1 million for the 2011 period from $191.3 million for the 2010 period primarily due to new theatres, increased percentage rent and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $198.1 million for the 2011 period from $177.2 million for the 2010 period primarily due to new theatres, increased expenses related to digital and 3-D equipment, increased utility expenses and the impact of exchange rates in certain countries in which we operate.

•	U.S. Film rentals and advertising costs were $438.5 million, or 55.4% of admissions revenues for the 2011 period compared to $445.7 million, or 56.3% of admissions revenues, for the 2010 period. The decrease in film rentals and advertising costs of $7.2 million was primarily due to a decrease in our film rentals and advertising rate. The decrease in the film rentals and advertising rate was primarily due to fewer blockbuster films released in 2011 and lower film rental rates negotiated on certain films during the 2011 period. Concession supplies expense was $48.3 million, or 12.6% of concession revenues, for the 2011 period, compared to $45.0 million, or 12.1% of concession revenues, for the 2010 period. The increase in the concession supplies rate was primarily due to increases in inventory procurement costs.

Salaries and wages decreased to $125.7 million for the 2011 period from $131.5 million for the 2010 period primarily due to operating efficiencies achieved with reduced staffing levels. Facility lease expense increased to $139.0 million for the 2011 period from $136.6 million for the 2010 period primarily due to new theatres. Utilities and other costs increased to $132.5 million for the 2011 period from $124.6 million for the 2010 period primarily due to new theatres and increased expenses related to digital and 3-D equipment.

•	International. Film rentals and advertising costs were $174.7 million, or 51.0% of admissions revenues, for the 2011 period compared to $137.1 million, or 50.3% of admissions revenues, for the 2010 period. The increase in film rentals and advertising costs of $37.6 million was due to the $69.9 million increase in admissions revenues and an increase in our film rentals and advertising rate. Concession supplies expense was $36.8 million, or 25.0% of concession revenues, for the 2011 period compared to $28.5 million, or 24.7% of concession revenues, for the 2010 period. The increase in the concession supplies rate was primarily due to increases in inventory procurement costs.

Salaries and wages increased to $42.5 million for the 2011 period from $34.1 million for the 2010 period primarily due to new theatres, increased wage rates, increased staffing levels to support the 10.8% increase in attendance and the impact of exchange rates in certain countries in which we operate. Facility lease expense increased to $69.1 million for the 2011 period from $54.7 million for the 2010 period primarily due to new theatres, increased percentage rent due to increased revenues and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $65.6 million for the 2011 period from $52.6 million for the 2010 period primarily due to new theatres, increased expenses related to 3-D equipment, increased utility expenses and the impact of exchange rates in certain countries in which we operate.
     General and Administrative Expenses. General and administrative expenses increased to $92.8 million for the 2011 period from $78.6 million for the 2010 period. The increase was primarily due to increased salaries and incentive compensation of approximately $4.9 million, increased share based awards compensation expense of approximately $2.0 million, increased travel and related expenses of approximately $1.2 million, increased credit card service charges of approximately $1.3 million and the impact of exchange rates in certain countries in which we operate.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable/unfavorable leases, was $119.6 million for the 2011 period compared to $104.0 million for the 2010 period. The increase was primarily related to new theatres, the impact of exchange rates in certain countries in which we operate and the impact of accelerated depreciation taken on our domestic 35 millimeter projection systems that are being replaced with digital projection systems, which began in March 2010. We recorded approximately $10.6 million of depreciation expense related to these 35 millimeter projection systems during the 2011 period compared to $6.0 million during the 2010 period. Our domestic 35 millimeter projection systems have been fully depreciated as of September 30, 2011.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $3.6 million for the 2011 period compared to $6.0 million for the 2010 period. Impairment charges for the 2011 period consisted of U.S. and international theatre properties, impacting fourteen of our twenty-four reporting units. Impairment charges for the 2010 period consisted of $4.9 million of U.S. and international theatre properties, impacting sixteen of our twenty-four reporting units, and $1.1 million of intangible assets associated with Mexico theatre properties. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 14 to our condensed consolidated financial statements.
     Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $8.0 million during the 2011 period compared to $11.9 million during the 2010 period. The loss recorded during the 2011 period included a loss of $2.3 million related to a settlement for a previously terminated interest rate swap agreement, a loss of $1.0 million related to the sale of digital projection systems to DCIP and the write-off of theatre properties and equipment primarily as a result of theatre remodels. The loss recorded during the 2010 period included $5.8 million for the write-off of an intangible asset associated with a vendor contract in Mexico that was terminated, $1.7 million that was related to the contribution of digital projection systems to DCIP and an additional $0.3 million recorded upon the subsequent sale of digital projection systems to DCIP. See Note 9 to our condensed consolidated financial statements for discussion of DCIP.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $91.3 million for the 2011 period compared to $83.6 million for the 2010 period. The increase was primarily due to the amendment and extension of a portion of our term loan debt during March 2010, which resulted in increased interest rates, and the subsequent refinancing of the unextended portion of our term loan debt outstanding in June 2011 with 7.375% senior subordinated notes due June 2021. See Note 4 to our condensed consolidated financial statements for further discussion of our long-term debt.
     Loss on Early Retirement of Debt. We recorded a loss on early retirement of debt of $4.9 million during the 2011 period related to the prepayment of approximately $157.2 million of the unextended portion of our term loan debt. The loss included the write-off of $2.2 million of unamortized debt issue costs related to the portion of the term loan debt that was prepaid and the reclassification of $2.7 million from accumulated other comprehensive loss to earnings as a result of our determination that quarterly interest payments hedged by certain of our interest rate swap agreements are no longer probable to occur. See Note 4 to our condensed consolidated financial statements for further discussion of our long-term debt and Note 12 to our condensed consolidated financial statements for discussion of our interest rate swap agreements.

     Distributions from NCM. We recorded distributions from NCM of $16.5 million during the 2011 period compared to $15.5 million during the 2010 period, which were in excess of the carrying value of our Tranche 1 investment. See Note 8 to our condensed consolidated financial statements.
     Equity in Income (Loss) of Affiliates. We recorded equity in income of affiliates of $2.4 million during the 2011 period compared to an equity loss of $5.0 million during the 2010 period. The equity in income of affiliates recorded during the 2011 period primarily included income of approximately $4.5 million related to our equity investment in NCM (see Note 8 to our condensed consolidated financial statements), partially offset by a loss of approximately $1.9 million related to our equity investment in DCIP (see Note 9 to our condensed consolidated financial statements). The equity in loss of affiliates recorded during the 2010 period primarily included a loss of approximately $8.6 million related to our equity investment in DCIP, offset by income of approximately $3.6 million related to our equity investment in NCM.
     Income Taxes. Income tax expense of $61.6 million was recorded for the 2011 period compared to $45.9 million for the 2010 period. The effective tax rate was 35.1% for the 2011 period compared to 29.2% for the 2010 period. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate. Income tax expense for the 2011 period includes the impact of a reduction of our liabilities for uncertain tax positions due to settlements and closures of various tax years, which resulted in a tax benefit of approximately $3.6 million for the period. Income tax expense for the 2010 period includes the impact of certain discrete non-recurring items and the reduction of our liabilities for uncertain tax positions due to settlements and closures of various tax years, which resulted in a tax benefit of approximately $8.7 million.
Liquidity and Capital Resources
     Operating Activities
     We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, a majority of our theatres provide the patron a choice of using a credit card or debit card in place of cash. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities was $292.6 million for the nine months ended September 30, 2011 compared to $153.9 million for the nine months ended September 30, 2010. The cash provided by operating activities was lower for the nine months ended September 30, 2010 primarily due to a higher film rental liability at December 31, 2009 attributable to the record-breaking domestic box office performance during the latter part of December 2009.
     Investing Activities
     We plan to fund capital expenditures for our continued development with cash flow from operations, borrowings under our senior secured credit facility, and proceeds from debt issuances, sale leaseback transactions and/or sales of excess real estate. Our investing activities have been principally related to the development and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $189.3 million for the nine months ended September 30, 2011 compared to $85.8 million for the nine months ended September 30, 2010. The increase in cash used for investing activities was primarily due to the acquisition of ten theatres in Argentina for approximately $67.0 million and an increase in capital expenditures. See Note 6 to our condensed consolidated financial statements for further discussion of the acquisition of the Argentina theatres.
     Capital expenditures for the nine months ended September 30, 2011 and 2010 were as follows (in millions):

	New	Existing
Period	Theatres	Theatres	Total
Nine Months Ended September 30, 2011	$43.7	$82.5	$126.2
Nine Months Ended September 30, 2010	$31.1	$57.2	$88.3

     We continue to expand our U.S. theatre circuit. We built three new theatres and 36 screens, acquired one theatre with 12 screens and closed one theatre with 16 screens during the nine months ended September 30, 2011, bringing our total domestic screen count to 3,864 as of September 30, 2011. At September 30, 2011, we had signed commitments to open two new theatres and 27 screens in domestic markets during the remainder of 2011 and open 11 new theatres with 157 screens subsequent to 2011. We estimate the remaining capital expenditures for the development of these 184 domestic screens will be approximately $87 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
     We also continue to expand our international theatre circuit. We built six new theatres with 36 screens, acquired ten theatres with 95 screens and closed one theatre and 12 screens during the nine months ended September 30, 2011, bringing our total international screen count to 1,232 as of September 30, 2011. At September 30, 2011, we had signed commitments to open five new theatres with 33 screens in international markets during the remainder of 2011 and open nine new theatres with 63 screens subsequent to 2011. We estimate the remaining capital expenditures for the development of these 96 international screens will be approximately $86 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
     Financing Activities
     Cash used for financing activities was $49.0 million for the nine months ended September 30, 2011 compared to $79.3 million for the nine months ended September 30, 2010. Cash used for financing activities for the nine months ended September 30, 2011 included proceeds of $200 million from the issuance of Cinemark USA, Inc.’s 7.375% senior subordinated notes due 2021, partially offset by the prepayment of the unextended portion of Cinemark USA, Inc.’s term loan debt of $157.2 million. See Note 4 to our condensed consolidated financial statements for further discussion of our long-term debt activity.
     A summary of our dividends paid in 2011 is as follows:

			Amount per
			Share of
Declaration	Record		Common	Total Amount
Date	Date	Date Paid	Stock	Paid
02/24/11	03/04/11	03/16/11	$0.21	$23.9 million
05/12/11	06/06/11	06/17/11	$0.21	$24.0 million
08/04/11	08/17/11	09/01/11	$0.21	$24.0 million
     We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of September 30, 2011 and December 31, 2010 (in millions):

	September 30, 2011	December 31, 2010
Cinemark, USA, Inc. term loan	$908.2	$1,072.8
Cinemark USA, Inc. 8 ⅝% senior notes due 2019 (1)	460.3	459.7
Cinemark USA, Inc. 7 ⅜% senior subordinated notes due 2021	200.0	—
Hoyts General Cinema (Argentina) bank loan due 2013(2)	5.9	—

Total long-term debt	$1,574.4	$1,532.5
Less current portion	11.5	10.8

Long-term debt, less current portion	$1,562.9	$1,521.7

(1)	Includes the $470.0 million aggregate principal amount of the 8.625% senior notes before the original issue discount, which was $9.7 million as of September 30, 2011.

(2)	See Note 6 to our condensed consolidated financial statements.
     As of September 30, 2011, we had $150.0 million in available borrowing capacity on our revolving credit line.

As of September 30, 2011, our long-term debt obligations, scheduled interest payments on long-term debt, future minimum lease obligations under non-cancelable operating and capital leases, scheduled interest payments under capital leases and other obligations for each period indicated are summarized as follows:

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt (1)	$1,584.1	$11.5	$22.0	$880.6	$670.0
Scheduled interest payments on long-term debt (2)	$651.4	97.9	191.0	169.4	193.1
Operating lease obligations	$1,905.4	213.0	423.5	393.2	875.7
Capital lease obligations	$135.3	8.1	19.3	24.9	83.0
Scheduled interest payments on capital leases	$89.3	12.5	24.0	19.6	33.2
Employment agreements	$11.4	3.8	7.6	—	—
Purchase commitments (3)	$179.9	29.6	149.3	0.5	0.5
Current liability for uncertain tax positions (4)	$0.5	0.5	—	—	—

Total obligations	$4,557.3	$376.9	$836.7	$1,488.2	$1,855.5

(1)	Includes the 8.625% senior notes in the aggregate principal amount of $470.0 million, excluding the discount of $9.7 million.

(2)	Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates currently in effect. The average interest rates currently in effect on our fixed rate and variable rate debt are 7.2% and 3.6%, respectively.

(3)	Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of September 30, 2011.

(4)	The contractual obligations table excludes the long-term portion of our liability for uncertain tax positions of $21.1 million because we cannot make a reliable estimate of the timing of the related cash payments.
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
     The prepayment did not impact the interest rate applicable to the remaining portion of the term loan debt, as the interest accrues, at Cinemark USA, Inc.’s option, at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a 2.25% margin per annum, or (B) a “eurodollar rate” plus a 3.25% margin per annum.
     The prepayment did not impact the maturity of or interest rates applicable to Cinemark USA, Inc.’s revolving credit line. The maturity date of $73.5 million of Cinemark USA, Inc.’s $150.0 million revolving credit line is March 2015 (“the extended revolving credit line”) and the maturity date of the remaining $76.5 million is October 2012 (“the original revolving credit line”). The interest rate on the original revolving credit line accrues interest, at Cinemark USA, Inc.’s option, at: (A) a base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5 and (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.50% to 1.00% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.50% to 2.00% per annum. The interest rate on the extended revolving credit line accrues interest, at Cinemark USA, Inc.’s option, at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 1.75% to 2.0% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 2.75% to 3.0% per annum. The margin of the revolving credit line is determined by the consolidated net senior secured leverage ratio as defined in the credit agreement.

     At September 30, 2011, there was $908.2 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $150.0 million in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the senior secured credit facility at September 30, 2011 was approximately 5.1% per annum.
     See discussion of interest rate swap agreements under Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Cinemark USA, Inc. 8 ⅝% Senior Notes
     On June 29, 2009, Cinemark USA, Inc. issued $470.0 million aggregate principal amount of 8.625% senior notes due 2019 with an original issue discount of approximately $11.5 million, resulting in proceeds of approximately $458.5 million. The proceeds were primarily used to fund the repurchase of the remaining $419.4 million aggregate principal amount at maturity of Cinemark, Inc.’s 9 3/4% senior discount notes. Interest is payable on June 15 and December 15 of each year beginning on December 15, 2009. The senior notes mature on June 15, 2019. As of September 30, 2011, the carrying value of the senior notes was approximately $460.3 million.
     The indenture to the senior notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) consummate specified asset sales, (2) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (3) incur additional indebtedness and issue preferred stock, (4) enter into transactions with affiliates, (5) enter new lines of business, (6) merge or consolidate with, or sell all or substantially all of its assets to another person and (7) create liens. Upon a change of control of Cinemark Holdings, Inc. or Cinemark USA, Inc., Cinemark USA, Inc. would be required to make an offer to repurchase the senior notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest through the date of repurchase. Certain asset dispositions are considered triggering events that may require Cinemark USA, Inc. to use the proceeds from those asset dispositions to make an offer to purchase the notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase if such proceeds are not otherwise used within 365 days as described in the indenture. The indenture governing the senior notes allows Cinemark USA, Inc. to incur additional indebtedness if we satisfy the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1, and our actual ratio as of September 30, 2011 was 4.9 to 1.
     Cinemark USA, Inc. 7 ⅜% Senior Subordinated Notes
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
     The senior subordinated notes are fully and unconditionally guaranteed on a joint and several senior subordinated unsecured basis by certain of Cinemark USA, Inc.’s subsidiaries that guarantee, assume or become liable with respect to any of Cinemark USA, Inc.’s or a guarantor’s other debt. The senior subordinated notes and the guarantees are senior subordinated unsecured obligations and rank equally in right of payment with all of Cinemark USA, Inc.’s and a guarantor’s future senior subordinated indebtedness; are subordinate in right of payment to all of Cinemark USA, Inc.’s and a guarantor’s existing and future senior indebtedness, whether secured or unsecured, including Cinemark USA, Inc.’s obligations under its senior secured credit facility and its 8.625% senior notes; and structurally subordinate to all existing and future indebtedness and other liabilities of Cinemark USA, Inc.’s non-guarantor subsidiaries.
     The indenture to the senior subordinated notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. Upon a change of control, as defined in the Indenture, Cinemark USA, Inc. would be required to make an offer to repurchase the senior subordinated notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the senior subordinated notes allows Cinemark USA, Inc. to incur additional indebtedness if we satisfy the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1, and our actual ratio as of September 30, 2011 was 4.9 to 1.
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
     Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the Securities and Exchange Commission (the “Commission”) on July 27, 2011 pursuant to which Cinemark USA, Inc. offered to exchange the senior subordinated notes for substantially similar registered senior subordinated notes. The registration statement became effective August 4, 2011 and approximately $199.5 million of the notes were exchanged on September 7, 2011. The registered senior subordinated notes, issued in the exchange, do not have transfer restrictions. Approximately $0.5 million of the notes were not exchanged as of September 30, 2011.
     Covenant Compliance
     As of September 30, 2011, we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.
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
Interest Rate Risk
     We are currently party to variable rate debt facilities. An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt facilities. At September 30, 2011, there was an aggregate of approximately $302.3 million of variable rate debt outstanding under these facilities, which excludes $605.9 million of Cinemark USA, Inc.’s term loan debt that is hedged with the Company’s interest rate swap agreements in effect as of September 30, 2011 as discussed below. Based on the interest rates in effect on the variable rate debt outstanding at September 30, 2011, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $3.0 million.
     A majority of our current interest rate swap agreements qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on our condensed consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive income (loss) and the ineffective portion reported in earnings.

     Below is a summary of our interest rate swap agreements as of September 30, 2011:

Amount Hedged (in thousands)		Effective Date	Pay Rate	Receive Rate	Expiration Date
$106,632	(2)	August 2007	4.9220%	3-month LIBOR	August 2012
$149,285	(3)	November 2008	3.6300%	1-month LIBOR	(1)
$175,000		December 2010	1.4000%	1-month LIBOR	September 2015
$175,000		December 2010	1.3975%	1-month LIBOR	September 2015
$100,000		November 2011	1.7150%	1-month LIBOR	April 2016

(1)	$85,310 of this swap expires November 2011 and $63,975 expires November 2012.

(2)	An additional $18,368 of this original $125,000 swap is no longer designated as a hedge as a result of the prepayment of the unextended portion of our term loan debt.

(3)	An additional $25,715 of this original $175,000 swap is no longer designated as a hedge as a result of the prepayment of the unextended portion of our term loan debt. Approximately $14,690 of this additional amount expires November 2011 and $11,025 expires November 2012.
     The table below provides information about our fixed rate and variable rate long-term debt agreements as of September 30, 2011:

	Expected Maturity for the Twelve-Month Periods Ending September 30,
	(in millions)								Average
								Fair	Interest
	2012	2013	2014	2015	2016	Thereafter	Total	Value	Rate
Fixed rate (1)(2)	$2.3	$3.0	$0.6	$—	$605.9	$670.0	$1,281.8	$1,280.6	7.2%
Variable rate	9.2	9.2	9.2	9.2	265.5	—	302.3	297.4	3.6%

Total debt	$11.5	$12.2	$9.8	$9.2	$871.4	$670.0	$1,584.1	$1,578.0

(1)	Includes $605.9 million of the Cinemark USA, Inc. term loan, which represents the debt hedged with the Company’s interest rate swap agreements in effect as of September 30, 2011 discussed above.

(2)	Includes the 8.625% senior notes in the aggregate principal amount of $470.0 million, excluding the discount of $9.7 million.
Foreign Currency Exchange Rate Risk
     We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and construction interior finish items and other operating supplies used by our international subsidiaries. A majority of the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. Generally accepted accounting principles in the U.S. (“U.S. GAAP”) require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our equity ownership in our international subsidiaries as of September 30, 2011, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed would decrease the aggregate net book value of our investments in our international subsidiaries by approximately $50.0 million and would decrease the aggregate net income of our international subsidiaries by approximately $7.2 million.

Item 4. Controls and Procedures
Evaluation of the Effectiveness of Disclosure Controls and Procedures
     As of September 30, 2011, we carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Previously reported under “Business — Legal Proceedings” in the Company’s Annual Report on Form 10-K filed March 1, 2011.
Item 1A. Risk Factors
     There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Company’s Annual Report on Form 10-K filed March 1, 2011.

Item 6. Exhibits

*31.1	Certification of Alan Stock, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Alan Stock, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the quarterly report on Form 10-Q of Cinemark Holdings, Inc. for the quarter ended September 30, 2011, filed November 4, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK HOLDINGS, INC. Registrant
DATE: November 4, 2011
/s/ Alan W. Stock
Alan W. Stock
Chief Executive Officer

/s/ Robert Copple
Robert Copple
Chief Financial Officer

EXHIBIT INDEX

*31.1	Certification of Alan Stock, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Alan Stock, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the quarterly report on Form 10-Q of Cinemark Holdings, Inc. for the quarter ended September 30, 2011, filed November 4, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.