Form 10-K
period 2011-12-31
Cinemark Holdings, Inc.
filed 2012-02-29
CIK 1385280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

Commission File Number 001-33401

CINEMARK HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-5490327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3900 Dallas Parkway Suite 500 Plano, Texas	75093
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 665-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity owned by non-affiliates of the registrant on June 30, 2011, computed by reference to the closing price for the registrant’s common stock on the New York Stock Exchange on such date was $1,924,984,352 (92,949,510 shares at a closing price per share of $20.71).

As of February 24, 2012, 114,201,937 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2012 annual meeting of stockholders, to be filed within 120 days of December 31, 2011, are incorporated by reference into Part III, Items 10-14, of this annual report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The “forward looking statements” include our current expectations, assumptions, estimates and projections about our business and our industry. They include statements relating to:

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

Certain Definitions

Unless the context otherwise requires, all references to “we,” “our,” “us,” the “issuer” or “Cinemark” relate to Cinemark Holdings, Inc. and its consolidated subsidiaries. Unless otherwise specified, all operating and other statistical data for the U.S. include one theatre in Canada (that was sold during November 2010). All references to Latin America are to Brazil, Mexico, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. Unless otherwise specified, all operating and other statistical data are as of and for the year ended December 31, 2011.

PART I

Item 1. Business

Our Company

Cinemark Holdings, Inc. and subsidiaries, or the Company, is a leader in the motion picture exhibition industry, with theatres in the United States, or U.S., Brazil, Mexico, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. We also managed additional theatres in the U.S., Brazil and Colombia during the year ended December 31, 2011.

As of December 31, 2011, we managed our business under two reportable operating segments — U.S. markets and international markets. See Note 23 to the consolidated financial statements.

Cinemark Holdings, Inc. is a Delaware corporation incorporated on August 2, 2006. Our principal executive offices are at 3900 Dallas Parkway, Suite 500, Plano, Texas 75093. Our telephone number is (972) 665-1000. We maintain a corporate Web site at www.cinemark.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments, are available on our Web site free of charge under the heading “Investor Relations — SEC Filings” as soon as practicable after such reports are filed or furnished electronically to the Securities and Exchange Commission.

Description of Business

We are a leader in the motion picture exhibition industry in terms of both attendance and the number of screens in operation. As of December 31, 2011, we operated 456 theatres and 5,152 screens in the U.S. and Latin America and approximately 247.4 million patrons attended our theatres worldwide during the year ended December 31, 2011. Our circuit is the third largest in the U.S. with 297 theatres and 3,878 screens in 39 states. We are the most geographically diverse circuit in Latin America with 159 theatres and 1,274 screens in 13 countries. Our modern theatre circuit features stadium seating in approximately 87% of our first-run auditoriums.

We selectively build or acquire new theatres in markets where we can establish and maintain a strong market position. We believe our portfolio of modern theatres provides a preferred destination for moviegoers and contributes to our solid cash flows from operating activities. Our significant presence in the U.S. and Latin America has made us an important distribution channel for movie studios, particularly as they look to capitalize on the expanding worldwide box office. Our market leadership is attributable in large part to our senior executives, whose years of industry experience range from 15 to 53 years and who have successfully navigated us through many industry and economic cycles.

Revenues, operating income and net income attributable to Cinemark Holdings, Inc. for the year ended December 31, 2011, were $2,279.6 million, $308.6 million and $130.6 million, respectively. At December 31, 2011 we had cash and cash equivalents of $521.4 million and long-term debt of $1,572.2 million. Approximately $285.3 million, or 18%, of our long-term debt accrues interest at variable rates and approximately $12.1 million of our long-term debt matures in 2012.

During 2009, we began converting our circuit from film based to digital projection technology. Digital projection technology gives us greater flexibility in programming and facilitates the exhibition of live and pre-recorded alternative entertainment. As of December 31, 2011, 100% of our first run domestic theatres are fully digital and we continue to convert our international theatres to digital. We also developed a premium experience auditorium concept utilizing large screens and the latest in digital projection and sound technologies, which we call our Cinemark XD Extreme Digital Cinema, or XD. The XD experience includes wall-to-wall and ceiling-to-floor screens, wrap-around sound and a maximum comfort entertainment environment for an intense sensory experience. We charge a premium price for the XD experience. The XD technology does not require special format movie prints, which allows us the flexibility to play any available digital print we choose, including 3-D content, in the XD auditorium. We currently have 81 XD auditoriums in our circuit and have plans to install 20 to 30 more XD auditoriums during 2012.

During 2010, we introduced our NextGen concept, which features wall-to-wall and ceiling-to-floor screens and the latest digital projection and sound technologies in all of the auditoriums of a complex. These theatres generally also have an XD auditorium, which offers the wall-to-wall and ceiling-to-floor screen in a larger auditorium with enhanced sound and seating. Most of our future domestic theatres will incorporate this NextGen concept. As of December 31, 2011 five theatres with 55 screens have the NextGen concept.

During 2011, we converted our six existing film-based IMAX screens to digital projection technology and installed two additional digital IMAX systems.

Motion Picture Exhibition Industry Overview

The motion picture exhibition industry began its transition to digital projection technology during 2009. Digital projection technology allows filmmakers the ability to showcase imaginative works of art exactly as they were intended, with incredible realism and detail and in a range of up to 35 trillion colors. Because digital features aren’t susceptible to scratching and fading, digital presentations will always remain clear and sharp every time they are shown. A digitally produced or digitally converted movie can be distributed to theatres via satellite, physical media, or fiber optic networks. The digitized movie is stored on a computer/server which “serves” it to a digital projector for each screening of the movie and due to its format, it enables us to more efficiently move films between auditoriums within a theatre as demand increases or decreases for each film. In addition, the transition to digital technology may reduce production and distribution costs as it will eliminate the need to produce and transport multiple film reels.

Further, digital projection allows the presentation of 3-D content and alternative entertainment such as live and pre-recorded sports programs, concert events, the opera and special live documentaries. Thirty-five films released wide during 2011 were available in 3-D format and at least 35 3-D films are currently expected to be released during 2012. Three-dimensional technology offers a premium experience with crisp, bright, ultra-realistic images that immerse the patron into a film. A premium is generally charged for a 3-D presentation. In addition, digital projection systems are a more eco-friendly technology since the hard drives require less materials to manufacture and can be used more than once, unlike 35 millimeter film reels.

Domestic Markets

The U.S. motion picture exhibition industry has a track record of long-term growth, with box office revenues growing at an estimated CAGR of 3.6% from 2000 to 2010. Against this background of steady long-term growth, the exhibition industry has experienced periodic short-term increases and decreases in attendance, and consequently box office revenues. While 2011 industry statistics have not yet been published, industry sources estimate that 2011 U.S. box office revenues were approximately $10.2 billion.

The following table represents the results of a survey by Motion Picture Association of America, or MPAA, published during February 2011, outlining the historical trends in U.S. box office performance for the ten year period from 2001 to 2010:

Year	U.S. Box Office Revenues ($ in billions)	Attendance (in billions)	Average Ticket Price
2001	$8.1	1.43	$5.66
2002	$9.1	1.57	$5.81
2003	$9.2	1.52	$6.03
2004	$9.3	1.50	$6.21
2005	$8.8	1.38	$6.41
2006	$9.2	1.40	$6.55
2007	$9.6	1.40	$6.88
2008	$9.6	1.34	$7.18
2009	$10.6	1.42	$7.50
2010	$10.6	1.34	$7.89

Films leading the box office during the year ended December 31, 2011 included Rio, Fast Five, Thor, Pirates of the Caribbean: On Stranger Tides, The Hangover Part II, Kung Fu Panda 2: The Kaboom of Doom, Cars 2, X Men: First Class, Super 8, Bridesmaids, Transformers: Dark of the Moon, Harry Potter and the Deathly Hallows: Part 2, Captain America: The First Avenger, Twilight: Breaking Dawn Part One, Paranormal Activity 3, Mission: Impossible — Ghost Protocol, Sherlock Holmes: A Game of Shadows, The Adventures of Tintin, The Girl with the Dragon Tattoo, War Horse and Alvin and the Chipmunks: Chipwrecked, among other films.

The film slate for 2012 currently includes sequels such as Men in Black 3, Madagascar 3: Europe’s Most Wanted, Ice Age: Continental Drift, The Dark Knight Rises, The Bourne Legacy, Wrath of the Titans, and The Twilight Saga: Breaking Dawn Part 2 and original titles such as Dr. Suess’ The Lorax, The Hunger Games, The Avengers, The Hobbit: An Unexpected Journey, World War Z, and Life of Pi, among other films.

International Markets

International box office revenue continues to grow. According to MPAA, international box office revenues were $21.2 billion for the year ended December 31, 2010, which is a result of strong economies, ticket price increases and new theatre construction. According to MPAA, Latin American box office revenues were $2.1 billion for the year ended December 31, 2010, representing a 25% increase from 2009. (As of the date of this report, 2011 industry data was not yet available.)

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

We believe many international markets for theatrical exhibition have historically been underserved and that certain of these markets, especially those in Latin America, will continue to experience growth as additional modern stadium-styled theatres are introduced, film product offerings continue to expand and the local economies continue to grow, resulting in the expansion of the middle class.

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

Increased Importance of International Markets for Box Office Success. International markets continue to be an increasingly important component of the overall box office revenues generated by Hollywood films, accounting for $21.2 billion, or approximately 67% of 2010 total worldwide box office revenues according to MPAA. (As of the date of this report, 2011 industry data was not yet available.) With the continued growth of the international motion picture exhibition industry, we believe the relative contribution of markets outside North America will become even more significant. Many of the top U.S. films released recently also performed exceptionally well in international markets. Such films included Harry Potter and the Deathly Hallows: Part 2, which grossed approximately $947.1 million in international markets, Pirates of the Caribbean: On Stranger Tides, which grossed approximately $800.0 million in international markets and Transformers: Dark of the Moon, which grossed approximately $765.0 million in international markets.

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

Convenient and Affordable Form of Out-Of-Home Entertainment. Movie going continues to be one of the most convenient and affordable forms of out-of-home entertainment, with an estimated average ticket price in the U.S. of $7.89 in 2010. Average prices in 2010 for other forms of out-of-home entertainment in the U.S., including sporting events and theme parks, range from approximately $25.00 to $77.00 per ticket according to MPAA. (As of the date of this report, 2011 industry data was not yet available.)

Innovation with Digital Technology. Our industry began its conversion to digital projection technology during 2009, which has allowed exhibitors to expand their product offerings. Digital projection allows the presentation of 3-D content and alternative entertainment such as live and pre-recorded sports programs, concert events, the opera and special live documentaries. These additional programming alternatives may expand the industry’s customer base and increase patronage for exhibitors.

Competitive Strengths

We believe the following strengths allow us to compete effectively:

Disciplined Operating Philosophy. We generated operating income and net income attributable to Cinemark Holdings, Inc. of $308.6 million and $130.6 million, respectively, for the year ended December 31, 2011. Our solid operating performance is a result of our disciplined operating philosophy that centers on building high quality assets, while negotiating favorable theatre level economics, controlling operating costs and effectively reacting to economic and market changes.

Leading Position in Our U.S. Markets. We have a leading market share in the U.S. metropolitan and suburban markets we serve. For the year ended December 31, 2011, we ranked either first or second based on box office revenues in 24 out of our top 30 U.S. markets, including the San Francisco Bay Area, Dallas, Houston and Salt Lake City.

Strategically Located in Heavily Populated Latin American Markets. Since 1993, we have invested throughout Latin America in response to the continued growth of the region. We currently operate 159 theatres and 1,274 screens in 13 countries. Our international screens generated revenues of $696.1 million, or 30.5% of our total revenue, for the year ended December 31, 2011. We have successfully established a significant presence in major cities in the region, with theatres in twelve of the fifteen largest metropolitan areas. We are the largest exhibitor in Brazil, Argentina and Chile. With a geographically diverse circuit, we are an important distribution channel to the movie studios. Approximately 87% of our international screens offer stadium seating. We are well-positioned with our modern, large-format theatres to take advantage of these factors for further growth and diversification of our revenues.

State-of-the-Art Theatre Circuit. We offer state-of-the-art theatres, which we believe makes our theatres a preferred destination for moviegoers in our markets. We feature stadium seating in approximately 87% of our first run auditoriums. During 2011, we increased the size of our circuit by adding 249 state-of-the-art screens worldwide. We currently have commitments to open 246 additional new screens over the next three years. We have installed digital projection technology in 100% of our first run U.S. auditoriums and plan to install digital projection technology in 100% of our international auditoriums. Approximately 48% of our U.S. screens are 3-D compatible and 37% of our international screens are 3-D compatible. We also converted our six existing film-based IMAX screens to digital projection technology and installed two additional digital IMAX systems during 2011. We currently have 81 XD auditoriums in our theatres and have plans to install 20 to 30 more XD auditoriums during 2012. Our new NextGen theatre concept provides further credence to our commitment to provide a continuing state-of-the-art movie-viewing experience to our patrons.

Solid Balance Sheet with Significant Cash Flow from Operating Activities. We generate significant cash flow from operating activities as a result of several factors, including a geographically diverse and modern theatre circuit and management’s ability to control costs and effectively react to economic and market changes. Additionally, owning land and buildings for 41 of our theatres is a strategic advantage that enhances our cash flows. We believe our expected level of cash flow generation will provide us with the financial flexibility to continue to pursue growth opportunities, support our debt payments and continue to make dividend payments to our stockholders. In addition, as of December 31, 2011, we owned approximately 17.5 million shares of National CineMedia and approximately 1.2 million shares in RealD, both of which offer us an additional source of cash flows. As of December 31, 2011, we had cash and cash equivalents of $521.4 million.

Experienced Management. Led by Chairman and founder Lee Roy Mitchell, Chief Executive Officer, President and Chief Operating Officer Tim Warner, Chief Financial Officer Robert Copple and President-International Valmir Fernandes, our management team has many years of theatre operating experience, ranging from 15 to 53 years, executing a focused strategy that has led to consistent operating results. This management team has successfully navigated us through many industry and economic cycles.

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

Selectively Build in Profitable, Strategic Latin American Markets. Our continued international expansion will remain focused primarily on Latin America through construction of modern, state-of-the-art theatres in growing urban markets. We have commitments to build six new theatres with 43 screens during 2012 and three new theatres with 22 screens subsequent to 2012, investing an additional $72 million in our Latin American markets. We also plan to install digital projection technology in all of our international auditoriums, which allows us to present 3-D and alternative content in these markets. Approximately 37% of our international auditoriums are 3-D compatible. We have also installed 26 of our proprietary XD auditoriums in our international theatres and have plans to install approximately 15 additional XD auditoriums internationally during 2012.

Commitment to Digital Innovation. Our commitment to technological innovation has resulted in us having 3,530 digital auditoriums in the U.S. as of December 31, 2011, 1,844 of which are 3-D compatible. We also had 477 digital auditoriums in our international markets as of December 31, 2011, all of which are 3-D compatible. See further discussion of our digital expansion at “Conversion to Digital Projection Technology”. We are planning to convert 100% of our worldwide circuit to digital projection technology, approximately 40-50% of which will be 3-D compatible. We also plan to expand our XD auditorium footprint in various markets throughout the U.S. and in select international markets, which offers our patrons a premium movie-viewing experience.

Theatre Operations

As of December 31, 2011, we operated 456 theatres and 5,152 screens in 39 states and 13 Latin American countries. Our theatres in the U.S. are primarily located in mid-sized U.S. markets, including suburbs of major metropolitan areas. We believe these markets are generally less competitive and generate high, stable margins. Our theatres in Latin America are primarily located in major metropolitan markets, which we believe are generally underscreened. The following tables summarize the geographic locations of our theatre circuit as of December 31, 2011.

United States Theatres

State	Total Theatres	Total Screens
Texas	79	1,036
California	62	741
Ohio	19	213
Utah	16	203
Nevada	10	154
Illinois	9	128
Colorado	8	127
Oregon	7	102
Pennsylvania	7	101
Kentucky	7	87
Arizona	6	90
Oklahoma	6	71
Florida	5	98
Louisiana	5	74
Indiana	5	48
New Mexico	4	54
Virginia	4	54
North Carolina	4	41
Mississippi	3	41
Iowa	3	37
Arkansas	3	36
South Carolina	3	34
Washington	2	30
Georgia	2	27
New York	2	27
South Dakota	2	26
West Virginia	2	22
Maryland	1	24
Kansas	1	20
Alaska	1	16
Michigan	1	16
New Jersey	1	16
Missouri	1	15
Massachusetts	1	15
Tennessee	1	14
Wisconsin	1	14
Delaware	1	10
Minnesota	1	8
Montana	1	8

Total	297	3,878

International Theatres

Country	Total Theatres	Total Screens
Brazil	53	434
Mexico	31	294
Argentina	20	175
Colombia	16	88
Chile	12	92
Central America (1)	12	83
Peru	10	76
Ecuador	5	32

Total	159	1,274

(1)	Includes Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala.

We first entered Latin America when we began operating movie theatres in Chile in 1993 and Mexico in 1994. Since then, through our focused international strategy, we have developed into the most geographically diverse theatre circuit in the region. We have balanced our risk through a diversified international portfolio, currently operating theatres in twelve of the fifteen largest metropolitan areas in Latin America. In addition, we have achieved significant scale in Brazil, where we are the largest exhibitor, and Mexico, the two largest Latin American economies, with 434 screens in Brazil and 294 screens in Mexico as of December 31, 2011. We are also the largest exhibitor in Argentina and Chile.

We believe that certain markets within Latin America continue to be underserved as penetration of movie screens per capita in Latin American markets is substantially lower than in the U.S. and European markets. We will continue to build and expand our presence in underserved international markets, with emphasis on Latin America, and fund our expansion primarily with cash flow generated in those markets. We are able to mitigate cash flow exposure to currency fluctuations by using local currencies to collect a majority of our revenues and fund a majority of the costs of our international operations. Our geographic diversity throughout Latin America has allowed us to maintain consistent revenue growth, notwithstanding currency and economic fluctuations that may affect any particular market. Our international revenues were approximately $696.1 million during 2011 compared to $564.2 million during 2010.

Film Licensing

In the domestic marketplace, the Company’s film department negotiates with film distributors, which are made up of the traditional major film companies, specialized and art divisions of some of these major film companies, and many other independent film distributors. The film distributors are responsible for determining film release dates, the related marketing campaigns and the expenditures related to marketing materials, television spots and other advertising outlets. The marketing campaign of each movie may include tours of the actors in the movies and coordination of articles and features about each movie. The Company is responsible for booking the films in negotiated film zones, which are either free zones or competitive zones. In free zones, movies can be booked without regard to the location of another exhibitor within that area. In competitive zones, the distributor allocates their movies to the exhibitors located in that area generally based on demographics and grossing potential of that particular area. We are the sole exhibitor in approximately 91% of the 229 film zones in which our first run U.S. theatres operate. In film zones where there is no direct competition from other theatres, we select those films that we believe will be the most successful from those offered to us by film distributors.

Internationally, our local film personnel negotiate with local offices of major film distributors as well as local film distributors to license films for our international theatres. In the international marketplace, films are not allocated to a single theatre in a geographic film zone, but played by competitive theatres simultaneously.

Our theatre personnel focus on providing excellent customer service, and we provide a modern facility with the most up-to-date sound systems, comfortable stadium style seating and other amenities typical of modern American-style multiplexes, which we believe gives us a competitive advantage in markets where competing theatres play the same films. Of the 1,274 screens we operate in international markets, approximately 79% have no direct competition from other theatres.

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

We regularly play art and independent films at many of our U.S. theatres, providing a variety of film choices to our patrons. Bringing art and independent films to our theatres allows us to benefit from the growth in the art and independent market driven by the more mature patron and increased interest in art, foreign and documentary films. High profile film festivals, such as the Sundance Film Festival, have contributed to interest in this genre. The performance of films such as Midnight in Paris, The Descendants, and The Iron Lady have demonstrated the box office potential of art and independent films.

Food, Beverages and Amusements

Concession sales are our second largest revenue source, representing approximately 30% of total revenues for each of the years ended December 31, 2009, 2010 and 2011. Concession sales have a much higher margin than admissions sales. We have devoted considerable management effort to increase concession sales and improve operating margins. These efforts include implementation of the following strategies:

•

Optimization of product mix. We offer concession products that primarily include various sizes and types of popcorn, soft drinks, coffees, juices, candy and quickly-prepared food, such as hot dogs, nachos and ice cream. Different varieties and flavors of candy and drinks are offered at theatres based on preferences in that particular market. Our point of sale system allows us to monitor product sales and make changes to product mix when necessary, which also allows us to quickly take advantage of national as well as regional product launches. Specially priced combos and promotions are introduced on a regular basis to increase average concession purchases as well as to attract new buyers. We periodically offer our loyal patrons opportunities to receive a discount on certain products by offering reusable popcorn tubs and soft drink cups that can be refilled at a discount off the regular price.

•

Staff training. Employees are continually trained in proper sales techniques. Consumer promotions conducted at the concession stand usually include a motivational element that rewards theatre staff for exceptional sales of certain promotional items.

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

Pre-Feature Screen Advertising

In our domestic markets, our theatres are part of the in-theatre digital network operated by National CineMedia, LLC, or NCM. NCM’s primary activities that impact our theatres include: advertising through its branded “First Look” pre-feature entertainment program, lobby promotions and displays; live and pre-recorded networked and single-site meetings and events; and live and pre-recorded concerts, sporting events and other non-film entertainment programming. We believe that the reach, scope and digital delivery capability of NCM’s network provides an effective platform for national, regional and local advertisers to reach an engaged audience. We receive a monthly theatre access fee for participation in the NCM network. In addition, we are entitled to receive mandatory quarterly distributions of excess cash from NCM. As of December 31, 2011, we had an approximate 16% ownership interest in NCM. See Note 6 to the consolidated financial statements.

In certain of our international markets, we outsource our screen advertising to local companies who have established relationships with local advertisers that provide similar benefits as NCM. The terms of our international screen advertising contracts vary by country. In some of these locations, we earn a percentage of the screen advertising revenues collected by our partners and in other locations we are paid a fixed annual fee for access to our screens, while at our other locations, our in-house marketing personnel handle screen advertising. We recently took the screen advertising function in-house in Brazil, which is being handled by a newly formed wholly-owned subsidiary Flix Media Publicidade E Entretenimento, Ltda., or Flix Media. Our Flix Media marketing personnel work directly with local advertisers to generate screen advertising.

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

On March 10, 2010, we signed a master lease agreement and other related agreements (collectively the “agreements”) with Kasima. Upon signing these agreements, we contributed cash and the majority of our existing U.S. digital projection systems to DCIP. Subsequently during 2010 and 2011, we sold additional U.S. digital projection systems to DCIP. As of December 31, 2011, we had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. As of December 31, 2011, we had 3,530 digital auditoriums in the U.S., 3,460 of which are leased from Kasima and 1,844 of which are capable of exhibiting 3-D content.

International Markets

In our international markets, we continue to convert our auditoriums to digital projection technology. The digital projection systems we deploy are generally funded with operating cash flows generated by each international country. As of December 31, 2011, we had 477 digital auditoriums in our international markets, all of which are capable of exhibiting 3-D content. Similar to our domestic markets, we expect to install digital projection systems in all of our international auditoriums.

Marketing

In the U.S., we rely on Internet advertising and also newspaper directory film schedules. Radio and television advertising spots are used to promote certain motion pictures and special events. We exhibit previews of coming attractions and films we are currently playing as part of our pre-feature program. We offer patrons access to movie times, the ability to buy and print their tickets at home and purchase gift cards at our Web site www.cinemark.com. Customers subscribing to our weekly email receive targeted information about current and upcoming films at their preferred Cinemark theatre(s), including details about advanced tickets, special events, concerts and live broadcasts; as well as contests, promotions, and exclusive coupons for concession savings. We partner with film distributors to use monthly web contests to drive traffic to our Web site and to ensure that customers visit often. In addition, we work with all of the film distributors on a regular basis to promote their films with local, regional and national programs that are exclusive to our theatres. These programs may involve customer contests, cross-promotions with the media and third parties and other means to increase patronage for a particular film showing at one of our theatres. We also have an iPhone application in the U.S. that allows patrons to find theatres, check showtimes and purchase tickets.

Internationally, we exhibit upcoming and current film previews on screen, we partner with film distributors for certain promotions and advertise our new locations through various forms of media and events. We partner with large multi-national corporations in the large metropolitan areas in which we have theatres to promote our brand, our image and to increase attendance levels at our theatres. Our customers are encouraged to register on our Web site to receive weekly information by email for showtime information, invitations to special screenings, sponsored events and promotional information. In addition, our customers can request to receive showtime information on their cell phones. We also have loyalty programs in some of our international markets that allow customers to pay a nominal fee for a membership card that provides them with certain admissions and concession discounts. In addition, the Company has introduced an iPhone application in Brazil. The application allows consumers to check showtimes and purchase tickets for our Brazil theatres.

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

Online and Mobile Sales

Our patrons may purchase advance tickets for all of our domestic screens and a majority of our international screens by accessing our corporate Web site at www.cinemark.com. Advance tickets may also be purchased for our domestic screens at www.fandango.com. Our mobile phone and tablet applications offer patrons the ability to purchase tickets. Our Internet initiatives help improve customer satisfaction, allowing patrons who purchase tickets over the Internet to bypass lines at the box office by printing their tickets at home, picking up their tickets at kiosks located at the theatre, or scanning a barcode confirmation from their mobile device at the usher stand.

Point of Sale Systems

We have developed our own proprietary point of sale system to enhance our ability to maximize revenues, control costs and efficiently manage operations. The system is currently installed in all of our U.S. theatres. The point of sale system provides corporate management with real-time admissions and concession revenues data and reports to allow for timely changes to movie schedules, including extending film runs, increasing the number of screens on which successful movies are being played, or substituting films when gross receipts do not meet expectations. Real-time seating, as well as reserved seating, and box office information is available to box office personnel, preventing overselling of a particular film and providing faster and more accurate responses to customer inquiries regarding showtimes and available seating. The system tracks concession sales by product, provides in-theatre inventory reports for efficient inventory management and control, offers numerous ticket pricing options, connects with digital concession signage for real-time pricing modifications, integrates Internet ticket sales and processes credit card transactions. Barcode scanners, pole displays, touch screens, credit card readers and other equipment are integrated with the system to enhance its functions and provide print-at-home and mobile ticketing. In our international locations, we currently use other point of sale systems that have been developed by third parties, which have been certified as compliant with applicable governmental regulations and provide generally the same capabilities as our proprietary point of sale system.

Competition

We are a leader in the motion picture exhibition industry in terms of both attendance and the number of screens in operation. We compete against local, regional, national and international exhibitors with respect to attracting patrons, licensing films and developing new theatre sites. Our domestic competitors include Regal, AMC and Carmike Cinemas, Inc. and our international competitors, which vary by country, include Cinépolis, Cinemex and National Amusements.

We are the sole exhibitor in approximately 91% of the 229 film zones in which our first run U.S. theatres operate. In film zones where there is no direct competition from other theatres, we select those films that we believe will be the most successful from those offered to us by film distributors. Where there is competition, the distributor allocates their movies to the exhibitors located in that area generally based on demographics, the conditions, capacity and grossing potential of each theatre, and licensing terms. Of the 1,274 screens we operate outside of the U.S., approximately 79% of those screens have no direct competition from other theatres. In areas where we face direct competition, our success in attracting patrons depends on location, theatre capacity, quality of projection and sound equipment, film showtime availability, customer service quality, and ticket prices.

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

Corporate Operations

Our corporate headquarters is located in Plano, Texas. Personnel at our corporate headquarters provide oversight for our domestic and international theatres. Domestic personnel at our corporate headquarters include our executive team and department heads in charge of film licensing, concessions, theatre operations, theatre construction and maintenance, real estate, human resources, marketing, legal, finance and accounting, audit and information systems support. Our U.S. operations are divided into sixteen regions, primarily organized geographically, each of which is headed by a region leader.

International personnel at our corporate headquarters include our President of Cinemark International, L.L.C. and department heads in charge of film licensing, marketing, theatre operations, theatre construction, legal, audit, accounting and information systems. We have eight regional offices in Latin America responsible for the local management of theatres in thirteen individual countries (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are operated out of one Central American regional office). Each regional office is headed by a general manager and includes personnel in film licensing, marketing, human resources, information systems, operations and accounting. We have a chief financial officer in Brazil, Mexico and Argentina, which are our three largest international markets. The regional offices are staffed with experienced personnel from the region to mitigate cultural and operational barriers.

Employees

We have approximately 14,000 employees in the U.S., approximately 10% of whom are full time employees and 90% of whom are part time employees. We have approximately 8,000 employees in our international markets, approximately 51% of whom are full time employees and approximately 49% of whom are part time employees. Some of our international locations are subject to union regulations. We regard our relations with our employees to be satisfactory.

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

Financial Information About Geographic Areas

We currently have operations in the U.S., Brazil, Mexico, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala, which are reflected in the consolidated financial statements. See Note 23 to the consolidated financial statements for segment information and financial information by geographic area.

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

We rely on the film distributors to supply the films shown in our theatres. The film distribution business is highly concentrated, with six major film distributors accounting for approximately 83% of U.S. box office revenues and 46 of the top 50 grossing films during 2011. Numerous antitrust cases and consent decrees resulting from these antitrust cases impact the distribution of films. The consent decrees bind certain major film distributors to license films to exhibitors on a theatre-by-theatre and film-by-film basis. Consequently, we cannot guarantee a supply of films by entering into long-term arrangements with major distributors. We are therefore required to negotiate licenses for each film and for each theatre. A deterioration in our relationship with any of the six major film distributors could adversely affect our ability to obtain commercially successful films and to negotiate favorable licensing terms for such films, both of which could adversely affect our business and operating results.

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

Over the last decade, the average video release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is available on DVD, an important downstream market, has decreased from approximately six months to approximately three to four months. If patrons choose to wait for a DVD release rather than attend a theatre for viewing the film, it may adversely impact our business and results of operations, financial condition and cash flows. Film studios have started to offer consumers a premium video on demand option for certain films 60 days following the theatrical release, which caused the release window to shrink further for certain films. We cannot assure you that these release windows, which are determined by the film studios, will not shrink further or be eliminated altogether, which could have an adverse impact on our business and results of operations.

We have substantial long-term lease and debt obligations, which may restrict our ability to fund current and future operations and that restrict our ability to enter into certain transactions.

We have, and will continue to have, significant long-term debt service obligations and long-term lease obligations. As of December 31, 2011, we had $1,572.2 million in long-term debt obligations, $141.2 million in capital lease obligations and $1,904.0 million in long-term operating lease obligations. We incurred interest expense of $123.1 million for the year ended December 31, 2011. We incurred $276.3 million of facility lease expense under operating leases for the year ended December 31, 2011 (the terms under these operating leases, excluding optional renewal periods, range from one to 25 years). Our substantial lease and debt obligations pose risk to you by:

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

We have 159 theatres with 1,274 screens in thirteen countries in Latin America. Brazil represented approximately 15.7% of our consolidated 2011 revenues. Governmental regulation of the motion picture industry in foreign markets differs from that in the United States. Changes in regulations affecting prices, quota systems requiring the exhibition of locally-produced films and restrictions on ownership of property may adversely affect our international operations. Our international operations are subject to certain political, economic and other uncertainties not encountered by our domestic operations, including risks of severe economic downturns and high inflation. We also face risks of currency fluctuations, hard currency shortages and controls of foreign currency exchange and transfers abroad, all of which could have an adverse effect on the results of our international operations.

We may not be able to generate additional revenues or continue to realize value from our investment in NCM.

In 2005, we joined Regal and AMC as founding members of NCM, a provider of digital advertising content and digital non-film event content. As of December 31, 2011, we had an ownership interest in NCM of approximately 16%. We receive a monthly theatre access fee under our Exhibitor Services Agreement with NCM and we are entitled to receive mandatory quarterly distributions of excess cash from NCM. During the years ended December 31, 2010 and 2011, the Company received approximately $5.0 million and $5.9 million in other revenues from NCM, respectively, and $23.4 million and $24.2 million in cash distributions in excess of our investment in NCM, respectively. Cinema advertising is a small component of the U.S. advertising market and therefore, NCM competes with larger, established and well known media platforms such as broadcast radio and television, cable and satellite television, outdoor advertising and Internet portals. NCM also competes with other cinema advertising companies and with hotels, conference centers, arenas, restaurants and convention facilities for its non-film related events to be shown or held in our auditoriums. In-theatre advertising may not continue to attract advertisers or NCM’s in-theatre advertising format may not continue to be received favorably by theatre patrons. If NCM is unable to continue to generate consistent advertising revenues, its results of operations may be adversely affected and our investment in and distributions and revenues from NCM may be adversely impacted.

We are subject to uncertainties related to digital cinema, including insufficient financing to obtain digital projectors and insufficient supply of digital projectors for our international locations.

We began a roll-out of digital projection equipment in our international theatres during 2009 which has been funded by operating cash flows. There is no local financing available to finance the deployment of digital projectors for our international theatres. Accordingly, the cost of digital projection systems and manufacturer limitations may delay our international deployment.

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

Our theatres must comply with Title III of the ADA and analogous state and local laws. Compliance with the ADA requires among other things that public facilities “reasonably accommodate” individuals with disabilities and that new construction or alterations made to “commercial facilities” conform to accessibility guidelines unless “structurally impracticable” for new construction or technically infeasible for alterations. On November 15, 2004, we and the Department of Justice, or DOJ, entered into a consent order, which was filed with the U.S. District Court for the Northern District of Ohio, Eastern Division. Under the consent order, the DOJ approved a safe harbor framework for us to construct all of our future stadium-style movie theatres. The DOJ has stipulated that all theatres built in compliance with the consent order will comply with the wheelchair seating requirements of the ADA. If we fail to comply with the ADA, remedies could include imposition of injunctive relief, fines, awards for damages to private litigants and additional capital expenditures to remedy non-compliance. Imposition of significant fines, damage awards or capital expenditures to cure non-compliance could adversely affect our business and operating results.

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

We review long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We assess many factors when determining whether to impair individual theatre assets, including actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in our assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which we believe is the lowest applicable level for which there are identifiable cash flows. When estimated fair value is determined to be lower than the carrying value of the theatre assets, the theatre assets are written down to their estimated fair value. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during 2009, 2010 and 2011. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Since we evaluate long-lived assets for impairment at the theatre level, if a theatre is directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or condition of the areas surrounding the theatre, we may record impairment charges to reflect the decline in estimated fair value of that theatre.

We have a significant amount of goodwill. We evaluate goodwill for impairment at the reporting unit level at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be fully recoverable. Goodwill is evaluated for impairment using a two-step approach under which we compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its fair value, a second step would be performed to measure the potential goodwill impairment. Fair values are determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during 2009 and 2010 and seven and a half times for the evaluation performed during 2011. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Declines in our stock price or market capitalization, declines in our attendance due to increased competition in certain regions and/or countries or economic factors that lead to a decline in attendance in any given region or country could negatively affect our estimated fair values and could result in further impairments of goodwill. As of December 31, 2011, the fair value of goodwill for all of our reporting units exceeded their estimated carrying values by at least 10%.

We also have a significant amount of tradename intangible assets. Tradename intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. We estimate the fair value of our tradenames by applying an estimated market royalty rate that could be charged for the use of our tradename to forecasted future revenues, with an adjustment for the present value of such royalties. If the estimated fair value is less than the carrying value, the tradename intangible asset is written down to its estimated fair value. Significant judgment is involved in estimating market royalty rates and long-term revenue forecasts. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected revenue performance and industry trends. As of December 31, 2011, the fair value of our tradename intangible assets exceeded their estimated carrying values by at least 10%.

We recorded asset impairment charges, including goodwill and intangible asset impairment charges, of $11.8 million, $12.5 million and $7.0 million for the years ended December 31, 2009, 2010 and 2011, respectively. We cannot assure you that additional impairment charges will not be required in the future, and such charges may have an adverse effect on our financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 10 and 11 to the consolidated financial statements.

A failure to adapt to future technological innovations could impact our ability to compete effectively and could adversely affect our results of operations.

While we are continuing to transition our theatres to digital projection technology, new technological innovations continue to impact our industry. If we are unable to respond to or invest in changes in technology and the technological preferences of our customers, we may not be able to compete with other exhibitors or other entertainment venues, which could adversely affect our results of operations.

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

Our ability to pay dividends is limited by our status as a holding company and the terms of our senior notes indenture, our senior subordinated notes indenture, and our senior secured credit facility, which restrict our ability to pay dividends and the ability of certain of our subsidiaries to pay dividends, directly or indirectly, to us. Under our debt instruments, we may pay a cash dividend up to a specified amount, provided we have satisfied certain financial covenants in, and are not in default under, our debt instruments. The declaration of future dividends on our common stock, par value $0.001 per share, or Common Stock, will be at the discretion of our board of directors and will depend upon many factors, including our results of operations, financial condition, earnings, capital requirements, limitations in our debt agreements and legal requirements.

Provisions in our corporate documents and certain agreements, as well as Delaware law, may hinder a change of control.

Provisions in our amended and restated certificate of incorporation and bylaws, as well as provisions of the Delaware General Corporation Law, could discourage unsolicited proposals to acquire us, even though such proposals may be beneficial to you. These provisions include:

•	authorization of our board of directors to issue shares of preferred stock without stockholder approval;

•	a board of directors classified into three classes of directors with the directors of each class having staggered, three-year terms;

•	provisions regulating the ability of our stockholders to nominate directors for election or to bring matters for action at annual meetings of our stockholders; and

•	provisions of Delaware law that restrict many business combinations and provide that directors serving on classified boards of directors, such as ours, may be removed only for cause.

Certain provisions of our 8.625% senior notes indenture, our 7.375% senior subordinated notes indenture and our senior secured credit facility may have the effect of delaying or preventing future transactions involving a “change of control.” A “change of control” would require us to make an offer to the holders of our 8.625% senior notes to repurchase all of the outstanding notes at a purchase price equal to 101% of the aggregate principal amount outstanding plus accrued unpaid interest to the date of the purchase. A “change of control”, as defined in the senior subordinated notes indenture, would require us to make an offer to repurchase the senior subordinated notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. A “change of control” would also be an event of default under our senior secured credit facility.

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

If a large number of shares of our Common Stock is sold in the open market, or if there is a perception that such sales will occur, the trading price of our Common Stock could decrease. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional Common Stock. As of December 31, 2011, we had an aggregate of 181,286,739 shares of our Common Stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We may issue shares of our Common Stock in connection with acquisitions.

As of December 31, 2011, we had 114,201,737 shares of our Common Stock outstanding. Of these shares, approximately 102,447,116 shares were freely tradable. The remaining shares of our Common Stock were “restricted securities” as that term is defined in Rule 144 under the Securities Act. Restricted securities may not be resold in a public distribution except in compliance with the registration requirements of the Securities Act or pursuant to an exemption therefrom, including the exemptions provided by Regulation S and Rule 144 promulgated under the Securities Act.

We cannot predict whether substantial amounts of our Common Stock will be sold in the open market in anticipation of, or following, any divestiture by any of our existing stockholders, our directors or executive officers of their shares of Common Stock.

As of December 31, 2011, there were 9,214,191 shares of our Common Stock reserved for issuance under our Amended and Restated 2006 Long Term Incentive Plan, of which 82,166 shares of Common Stock were issuable upon exercise of options outstanding as of December 31, 2011. The sale of shares issued upon the exercise of stock options could further dilute your investment in our Common Stock and adversely affect our stock price.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

United States

As of December 31, 2011, in the U.S., we operated 256 theatres with 3,291 screens pursuant to leases and own the land and building for 41 theatres with 587 screens. Our leases are generally entered into on a long-term basis with terms, including optional renewal periods, generally ranging from 20 to 45 years. As of December 31, 2011, approximately 8% of our theatre leases in the U.S., covering 20 theatres with 142 screens, have remaining terms, including optional renewal periods, of less than six years. Approximately 12% of our theatre leases in the U.S., covering 31 theatres with 260 screens, have remaining terms, including optional renewal periods, of between six and 15 years and approximately 80% of our theatre leases in the U.S., covering 205 theatres with 2,889 screens, have remaining terms, including optional renewal periods, of more than 15 years. The leases generally provide for a fixed monthly minimum rent payment, with certain leases also subject to additional percentage rent if a target annual revenue level is achieved. We lease an office building in Plano, Texas for our corporate headquarters. We also lease office space in Frisco, Texas for our theatre support group.

International

As of December 31, 2011, internationally, we operated 159 theatres with 1,274 screens, all of which are leased. Our international leases are generally entered into on a long term basis with terms, including optional renewal periods, generally ranging from 5 to 40 years. The leases generally provide for contingent rental based upon operating results with an annual minimum. As of December 31, 2011, approximately 4% of our international theatre leases, covering 7 theatres with 59 screens, have remaining terms, including optional renewal periods, of less than six years. Approximately 43% of our international theatre leases, covering 68 theatres and 560 screens, have remaining terms, including optional renewal periods, of between six and 15 years and approximately 53% of our international theatre leases, covering 84 theatres and 655 screens, have remaining terms, including optional renewal periods, of more than 15 years. We also lease office space in eight regions in Latin America for our local management.

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

Item 4. Mine Safety Disclosures

Not applicable.

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

	Fiscal 2010		Fiscal 2011
	High	Low	High	Low
First Quarter (January 1 — March 31)	$18.47	$14.08	$20.56	$16.70
Second Quarter (April 1 — June 30)	$19.80	$13.09	$22.09	$18.65
Third Quarter (July 1 — September 30)	$16.89	$12.73	$21.25	$17.10
Fourth Quarter (October 1 — December 31)	$18.81	$15.95	$21.00	$17.78

On February 24, 2012, there were 143 stockholders of record of our common stock.

Dividend Policy

In August 2007, we initiated a quarterly dividend policy, which was amended in November 2010. Below is a summary of dividends declared for the fiscal periods indicated:

Date Declared	Date of Record	Date Paid	Amount per Common Share (1)	Total Dividends (in millions)
02/13/09	03/05/09	03/20/09	$0.18	$19.6
05/13/09	06/02/09	06/18/09	$0.18	19.7
07/29/09	08/17/09	09/01/09	$0.18	19.7
11/04/09	11/25/09	12/10/09	$0.18	19.8

Total — Year ended December 31, 2009 (2)				$78.8

02/25/10	03/05/10	03/19/10	$0.18	$20.1
05/13/10	06/04/10	06/18/10	$0.18	20.3
07/29/10	08/17/10	09/01/10	$0.18	20.5
11/02/10	11/22/10	12/07/10	$0.21	24.2

Total — Year ended December 31, 2010 (2)				$85.1

02/24/11	03/04/11	03/16/11	$0.21	$24.0
05/12/11	06/06/11	06/17/11	$0.21	24.1
08/04/11	08/17/11	09/01/11	$0.21	24.2
11/03/11	11/18/11	12/07/11	$0.21	24.2

Total — Year ended December 31, 2011 (2)				$96.5

(1)	Beginning with the dividend declared on November 2, 2010, our board of directors raised the quarterly dividend to $0.21 per common share.
(2)	Includes amounts related to restricted stock unit awards that will not be paid until such awards vest.

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

Item 6. Selected Financial Data

The following table provides our selected consolidated financial and operating data for the periods and at the dates indicated for each of the five most recent years ended December 31, 2011. You should read the selected consolidated financial and operating data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes appearing elsewhere in this report.

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Revenues:
Admissions	$1,087,480	$1,126,977	$1,293,378	$1,405,389	$1,471,627
Concession	516,509	534,836	602,880	642,326	696,754
Other	78,852	80,474	80,242	93,429	111,232

Total revenues	$1,682,841	$1,742,287	$1,976,500	$2,141,144	$2,279,613
Film rentals and advertising	589,717	612,248	708,160	769,698	798,606
Concession supplies	81,074	86,618	91,918	97,484	112,122
Salaries and wages	173,290	180,950	203,437	221,246	226,475
Facility lease expense	212,730	225,595	238,779	255,717	276,278
Utilities and other	191,279	205,814	222,660	239,470	259,703
General and administrative expenses	79,518	90,788	96,497	109,045	127,621
Termination of profit participation agreement	6,952	—	—	—	—
Total depreciation and amortization	151,716	158,034	149,515	143,508	154,449
Impairment of long-lived assets	86,558	113,532	11,858	12,538	7,033
(Gain) loss on sale of assets and other	(2,953)	8,488	3,202	(431)	8,792

Total cost of operations	1,569,881	1,682,067	1,726,026	1,848,275	1,971,079

Operating income	$112,960	$60,220	$250,474	$292,869	$308,534

Interest expense	$145,596	$116,058	$102,505	$112,444	$123,102

Net income (loss)	$89,712	$(44,430)	$100,756	$149,663	$132,582

Net income (loss) attributable to Cinemark Holdings, Inc.	$88,920	$(48,325)	$97,108	$146,120	$130,557

Net income (loss) attributable to Cinemark Holdings, Inc. per share:
Basic	$0.87	$(0.45)	$0.89	$1.30	$1.15

Diluted	$0.85	$(0.45)	$0.87	$1.29	$1.14

Dividends declared per common share	$0.31	$0.72	$0.72	$0.75	$0.84

	Year Ended December 31,
	2007	2008	2009	2010	2011
Other Financial Data:
Ratio of earnings to fixed charges (1)	1.96x	—	1.84x	2.10x	2.00x
Cash flow provided by (used for):
Operating activities	$276,036	$257,294	$176,763	$264,751	$391,201
Investing activities	93,178	(94,942)	(183,130)	(136,067)	(247,067)
Financing activities	(183,715)	(135,091)	78,299	(106,650)	(78,414)
Capital expenditures	(146,304)	(106,109)	(124,797)	(156,102)	(184,819)

	As of December 31,
	2007	2008	2009	2010	2011
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$338,043	$349,603	$437,936	$464,997	$521,408
Theatre properties and equipment, net	1,314,066	1,208,283	1,219,588	1,215,446	1,238,850
Total assets	3,296,892	3,065,708	3,276,448	3,421,478	3,522,408
Total long-term debt and capital lease obligations, including current portion	1,644,915	1,632,174	1,684,073	1,672,601	1,713,393
Equity	1,035,385	824,227	914,628	1,033,152	1,023,639

	Year Ended December 31,
	2007	2008	2009	2010	2011
Operating Data:
United States (2)
Theatres operated (at period end)	287	293	294	293	297
Screens operated (at period end)	3,654	3,742	3,830	3,832	3,878
Total attendance (in 000s)	151,712	147,897	165,112	161,174	158,486
International (3)
Theatres operated (at period end)	121	127	130	137	159
Screens operated (at period end)	1,011	1,041	1,066	1,113	1,274
Total attendance (in 000s)	60,958	63,413	71,622	80,026	88,889
Worldwide (2)(3)
Theatres operated (at period end)	408	420	424	430	456
Screens operated (at period end)	4,665	4,783	4,896	4,945	5,152
Total attendance (in 000s)	212,670	211,310	236,734	241,200	247,375

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

(2)	The data excludes certain theatres operated by us in the U.S. pursuant to management agreements that are not part of our consolidated operations.
(3)	The data excludes certain theatres operated internationally through our affiliates that are not part of our consolidated operations.

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

Overview

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Mexico, Argentina, Chile, Colombia, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. As of December 31, 2011, we managed our business under two reportable operating segments — U.S. markets and international markets. See Note 23 to the consolidated financial statements.

Revenues and Expenses

We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing promotions and electronic video games located in some of our theatres. Our contracts with NCM have assisted us in expanding our offerings to domestic advertisers and broadening ancillary revenue sources such as digital video monitor advertising, third party branding, and the use of our domestic theatres for alternative entertainment, such as live and pre-recorded sports programs, concert events, the opera, special live documentaries and other cultural events. Films leading the box office during the year ended December 31, 2011 included Rio, Fast Five, Thor, Pirates of the Caribbean: On Stranger Tides, The Hangover Part II, Kung Fu Panda 2: The Kaboom of Doom, Cars 2, X Men: First Class, Super 8, Bridesmaids, Transformers: Dark of the Moon, Harry Potter and the Deathly Hallows: Part 2, Captain America: The First Avenger, Twilight: Breaking Dawn Part One, Paranormal Activity 3, Mission: Impossible — Ghost Protocol, Sherlock Holmes: A Game of Shadows, The Adventures of Tintin, The Girl with the Dragon Tattoo, War Horse, and Alvin and the Chipmunks: Chipwrecked, among other films. Our revenues are affected by changes in attendance and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. Films currently scheduled for release in 2012 include sequels such as Men in Black 3, Madagascar 3: Europe’s Most Wanted, Ice Age: Continental Drift, The Dark Knight Rises, The Bourne Legacy, Wrath of the Titans, and The Twilight Saga: Breaking Dawn Part 2 and original titles such as Dr. Suess’ The Lorax, The Hunger Games, The Avengers, The Hobbit: An Unexpected Journey, World War Z, and Life of Pi, among other films.

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

Revenue and Expense Recognition

Revenues are recognized when admissions and concession sales are received at the box office. Other revenues primarily consist of screen advertising. Screen advertising revenues are recognized over the period that the related advertising is delivered on-screen or in-theatre. We record proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognize admissions or concession revenue when a holder redeems the card or certificate. We recognize unredeemed gift cards and other advanced sale-type certificates as revenue only after such a period of time indicates, based on historical experience, the likelihood of redemption is remote, and based on applicable laws and regulations. In evaluating the likelihood of redemption, we consider the period outstanding, the level and frequency of activity, and the period of inactivity.

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

Facility lease expense is primarily a fixed cost at the theatre level as most of our facility leases require a fixed monthly minimum rent payment. Certain of our leases are subject to monthly percentage rent only, which is accrued each month based on actual revenues. Certain of our other theatres require payment of percentage rent in addition to fixed monthly rent if an annual target revenue level is achieved. Percentage rent expense is estimated and recorded for these theatres on a monthly basis if the theatre’s historical performance or forecasted performance indicates that the annual target revenue level will be reached. Once annual revenues are known, which is generally at the end of the year, the percentage rent expense is adjusted at that time. We record the fixed minimum rent payments on a straight-line basis over the lease term.

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

Long-lived assets are evaluated for impairment on an individual theatre basis, which we believe is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the theatre’s useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of approximately twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, we then compare the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during 2009, 2010 and 2011. The long-lived asset impairment charges related to theatre properties recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre.

Impairment of Goodwill and Intangible Assets

We evaluate goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable. We evaluate goodwill for impairment at the reporting unit level and have allocated goodwill to the reporting unit based on an estimate of its relative fair value. Management considers the reporting unit to be each of our sixteen regions in the U.S. and each of our eight international countries (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are considered one reporting unit). The evaluation is a two-step approach requiring us to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during 2009 and 2010 and seven and a half times for the evaluation performed during 2011. As of December 31, 2011, the fair value of goodwill for all of our reporting units exceeded their carrying value by at least 10%.

Tradename intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. We estimate the fair value of our tradenames by applying an estimated market royalty rate that could be charged for the use of our tradename to forecasted future revenues, with an adjustment for the present value of such royalties. If the estimated fair value is less than the carrying value, the tradename intangible asset is written down to its estimated fair value. Significant judgment is involved in estimating market royalty rates and long-term revenue forecasts. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected revenue performance and industry trends. As of December 31, 2011, the fair value of our tradename intangible assets exceeded their carrying values by at least 10%.

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

Accounting for Investment in National CineMedia, LLC and Related Agreements

We have an investment in National CineMedia, LLC (“NCM”). NCM operates a digital in-theatre network in the U.S. for providing cinema advertising and non-film events. Upon joining NCM, the Company and NCM entered into an Exhibitor Services Agreement, pursuant to which NCM provides advertising, promotion and event services to the Company’s theatres. On February 13, 2007, National CineMedia, Inc., or “NCM Inc.”, a newly formed entity that serves as a member and the sole manager of NCM, completed an initial public offering of its common stock. In connection with the NCM Inc. initial public offering, the Company amended its operating agreement and the Exhibitor Services Agreement (“ESA”) with NCM and received proceeds related to the modification of the ESA and the Company’s sale of certain of its shares in NCM. The ESA modification reflected a shift from circuit share expense under the prior Exhibitor Services Agreement, which obligated NCM to pay the Company a percentage of revenue, to a monthly theatre access fee, which significantly reduced the contractual amounts paid to the Company by NCM. The Company recorded the proceeds related to the ESA modification as deferred revenue, which is being amortized into other revenues over the life of the agreement using the units of revenue method. As a result of the proceeds received as part of the NCM, Inc. initial public offering, the Company had a negative basis in its original membership units in NCM (referred to herein as its

Tranche 1 Investment). The Company does not recognize undistributed equity in the earnings on its Tranche 1 Investment until NCM’s future net earnings, less distributions received, surpass the amount of the excess distribution. The Company recognizes equity in earnings on its Tranche 1 Investment only to the extent it receives cash distributions from NCM. The Company believes that the accounting model provided by ASC 323-10-35-22 for recognition of equity investee losses in excess of an investor’s basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

Pursuant to a Common Unit Adjustment Agreement dated as of February 13, 2007 between NCM, Inc. and Cinemark, AMC and Regal, collectively referred to as its Founding Members, annual adjustments to the common membership units are made primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each Founding Member. To account for the receipt of additional common units under the Common Unit Adjustment Agreement, the Company follows the guidance in ASC 323-10-35-29 (formerly EITF 02-18, Accounting for Subsequent Investments in an Investee after Suspension of Equity Loss Recognition) by analogy, which also refers to AICPA Technical Practice Aid 2220.14, which indicates that if a subsequent investment is made in an equity method investee that has experienced significant losses, the investor must determine if the subsequent investment constitutes funding of prior losses. The Company concluded that the construction or acquisition of new theatres that has led to the common unit adjustments equates to making additional investments in National CineMedia. The Company evaluated the receipt of the additional common units in National CineMedia and the assets exchanged for these additional units and has determined that the right to use its incremental new screens would not be considered funding of prior losses. The Company accounts for these additional common units (referred to herein as its Tranche 2 Investment) as a separate investment than its Tranche 1 Investment. The common units received are recorded at fair value as an increase in the Company’s investment in NCM with an offset to deferred revenue. The deferred revenue is amortized over the remaining term of the ESA. The Tranche 2 Investment is accounted for following the equity method, with undistributed equity earnings related to its Tranche 2 Investment included as a component of equity in income (loss) of affiliates and distributions received related to its Tranche 2 Investment are recorded as a reduction of its investment basis.

Recent Developments

Dividend Declaration

On February 3, 2012 our board of directors declared a cash dividend for the fourth quarter of 2011 of $0.21 per common share payable to stockholders of record on March 2, 2012. The dividend will be paid on March 16, 2012.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our consolidated statements of income. On August 25, 2011, we purchased ten theatres with 95 screens in Argentina. The results of operations for these theatres are included in our results beginning on the date of acquisition.

	Year Ended December 31,
	2009	2010	2011
Operating data (in millions):
Revenues
Admissions	$1,293.4	$1,405.4	$1,471.6
Concession	602.9	642.3	696.8
Other	80.2	93.4	111.2

Total revenues	1,976.5	2,141.1	2,279.6
Cost of operations
Film rentals and advertising	708.2	769.7	798.6
Concession supplies	91.9	97.5	112.1
Salaries and wages	203.4	221.2	226.5
Facility lease expense	238.8	255.7	276.3
Utilities and other	222.7	239.5	259.7
General and administrative expenses	96.5	109.1	127.6
Depreciation and amortization	149.5	143.5	154.4
Impairment of long-lived assets	11.8	12.5	7.0
(Gain) loss on sale of assets and other	3.2	(0.4)	8.8

Total cost of operations	1,726.0	1,848.3	1,971.0

Operating income	$250.5	$292.8	$308.6

Operating data as a percentage of total revenues:
Revenues
Admissions	65.4%	65.6%	64.6%
Concession	30.5%	30.0%	30.6%
Other	4.1%	4.4%	4.8%

Total revenues	100.0%	100.0%	100.0%

Cost of operations (1)
Film rentals and advertising	54.8%	54.8%	54.3%
Concession supplies	15.2%	15.2%	16.1%
Salaries and wages	10.3%	10.3%	9.9%
Facility lease expense	12.1%	11.9%	12.1%
Utilities and other	11.3%	11.2%	11.4%
General and administrative expenses	4.9%	5.1%	5.6%
Depreciation and amortization	7.6%	6.7%	6.8%
Impairment of long-lived assets	0.6%	0.6%	0.3%
(Gain) loss on sale of assets and other	0.2%	(0.0%)	0.4%
Total cost of operations	87.3%	86.3%	86.5%
Operating income	12.7%	13.7%	13.5%

Average screen count (month end average)	4,860	4,909	5,021

Revenues per average screen (dollars)	$406,681	$436,181	$454,051

(1)

All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Comparison of Years Ended December 31, 2011 and December 31, 2010

Revenues. Total revenues increased $138.5 million to $2,279.6 million for 2011 from $2,141.1 million for 2010, representing a 6.5% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Admissions revenues (1)	$1,033.6	$1,044.7	(1.1)%	$438.0	$360.7	21.4%	$1,471.6	$1,405.4	4.7%
Concession revenues (1)	$503.4	$487.9	3.2%	$193.4	$154.4	25.3%	$696.8	$642.3	8.5%
Other revenues (1)(2)	$46.5	$44.3	5.0%	$64.7	$49.1	31.8%	$111.2	$93.4	19.1%
Total revenues (1)(2)	$1,583.5	$1,576.9	0.4%	$696.1	$564.2	23.4%	$2,279.6	$2,141.1	6.5%
Attendance (1)	158.5	161.2	(1.7)%	88.9	80.0	11.1%	247.4	241.2	2.6%
Revenues per average screen (2)	$411,618	$411,708	0.0%	$593,142	$523,078	13.4%	$454,051	$436,181	4.1%

(1)	Amounts in millions.
(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 23 of our consolidated financial statements.

•

Consolidated. The increase in admissions revenues of $66.2 million was primarily attributable to a 2.6% increase in attendance and a 2.1% increase in average ticket price from $5.83 for 2010 to $5.95 for 2011. The increase in concession revenues of $54.5 million was primarily attributable to the 2.6% increase in attendance and a 6.0% increase in concession revenues per patron from $2.66 for 2010 to $2.82 for 2011. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases and the favorable impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to price increases and the favorable impact of exchange rates in certain countries in which we operate. The 19.1% increase in other revenues was primarily due to increases in international ancillary revenue.

•

U.S. The decrease in admissions revenues of $11.1 million was primarily attributable to a 1.7% decrease in attendance for 2011, partially offset by a 0.6% increase in average ticket price from $6.48 for 2010 to $6.52 for 2011. The increase in concession revenues of $15.5 million was primarily attributable to a 5.0% increase in concession revenues per patron from $3.03 for 2010 to $3.18 for 2011, partially offset by the 1.7% decrease in attendance for 2011. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases, and the increase in concession revenues per patron was primarily due to incremental sales and price increases.

•

International. The increase in admissions revenues of $77.3 million was primarily attributable to an 11.1% increase in attendance and a 9.3% increase in average ticket price from $4.51 for 2010 to $4.93 for 2011. The increase in concession revenues of $39.0 million was primarily attributable to the 11.1% increase in attendance and a 13.0% increase in concession revenues per patron from $1.93 for 2010 to $2.18 for 2011. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases and the favorable impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to price increases and the favorable impact of exchange rates in certain countries in which we operate. The 31.8% increase in other revenues was primarily due to increases in ancillary revenue.

Cost of Operations. The table below summarizes certain of our theatre operating costs by reportable operating segment (in millions).

	U.S. Operating Segment		International Operating Segment		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2011	2010	2011	2010	2011	2010
Film rentals and advertising	$574.2	$586.6	$224.4	$183.1	$798.6	$769.7
Concession supplies	64.0	59.1	48.1	38.4	112.1	97.5
Salaries and wages	167.5	174.1	59.0	47.1	226.5	221.2
Facility lease expense	185.8	181.9	90.5	73.8	276.3	255.7
Utilities and other	174.5	161.5	85.2	78.0	259.7	239.5

•

Consolidated. Film rentals and advertising costs were $798.6 million, or 54.3% of admissions revenues, for 2011 compared to $769.7 million, or 54.8% of admissions revenues, for 2010. The increase in film rentals and advertising costs of $28.9 million was primarily due to the $66.2 million increase in admissions revenues, partially offset by the decrease in our film rentals and advertising rate. The decrease in the film rentals and advertising rate was primarily due to lower film rental rates in the U.S. segment. Concession supplies expense was $112.1 million, or 16.1% of concession revenues, for 2011 compared to $97.5 million, or 15.2% of concession revenues, for 2010. The increase in the concession supplies rate was primarily due to increases in inventory procurement costs and the increased weighting of our international segment, which generally has higher procurement costs.

Salaries and wages increased to $226.5 million for 2011 from $221.2 million for 2010 primarily due to increases in our international segment. Facility lease expense increased to $276.3 million for 2011 from $255.7 million for 2010 primarily due to new theatres, increased percentage rent related to the 6.5% increase in revenues and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $259.7 million for 2011 from $239.5 million for 2010 primarily due to new theatres, increased expenses related to digital and 3-D equipment, increased utility expenses and the impact of exchange rates in certain countries in which we operate.

•

U.S. Film rentals and advertising costs were $574.2 million, or 55.6% of admissions revenues, for 2011 compared to $586.6 million, or 56.2% of admissions revenues, for 2010. The decrease in film rentals and advertising costs of $12.4 million was primarily due to the $11.1 million decrease in admissions revenues and a decrease in the film rentals and advertising rate primarily due to fewer blockbuster films released in 2011. Concession supplies expense was $64.0 million, or 12.7% of concession revenues, for 2011, compared to $59.1 million, or 12.1% of concession revenues, for 2010. The increase in the concession supplies rate was primarily due to increases in inventory procurement costs.

Salaries and wages decreased to $167.5 million for 2011 from $174.1 million for 2010 primarily due to the 1.7% decline in attendance and operating efficiencies achieved with reduced staffing levels. Facility lease expense increased to $185.8 million for 2011 from $181.9 million for 2010 primarily due to new theatres. Utilities and other costs increased to $174.5 million for 2011 from $161.5 million for 2010 primarily due to new theatres and increased expenses related to digital and 3-D equipment.

•

International. Film rentals and advertising costs were $224.4 million, or 51.2% of admissions revenues, for 2011 compared to $183.1 million, or 50.8% of admissions revenues, for 2010. The increase in film rentals and advertising costs of $41.3 million was primarily due to the $77.3 million increase in admissions revenues and an increase in our film rentals and advertising rate. Concession supplies expense was $48.1 million for 2011 compared to $38.4 million for 2010, both of which represented 24.9% of concession revenues.

Salaries and wages increased to $59.0 million for 2011 from $47.1 million for 2010 primarily due to new theatres, increased wage rates, increased staffing levels to support the 11.1% increase in attendance and the impact of exchange rates in certain countries in which we operate. Facility lease expense increased to $90.5 million for 2011 from $73.8 million for 2010 primarily due to new theatres, increased percentage rent due to the 23.4% increase in revenues and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $85.2 million for 2011 from $78.0 million for 2010 primarily due to new theatres, increased expenses related to 3-D equipment and the impact of exchange rates in certain countries in which we operate.

General and Administrative Expenses. General and administrative expenses increased to $127.6 million for 2011 from $109.1 million for 2010. The increase was primarily due to increased salaries and incentive compensation expense of $5.0 million, increased share based awards compensation expense of $1.3 million, increased professional fees of $2.1 million, increased service charges of $1.0 million related to increased credit card activity and the impact of exchange rates in certain countries in which we operate.

Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable/ unfavorable leases, was $154.4 million for 2011 compared to $143.5 million for 2010. The increase was primarily due to new theatres, the impact of accelerated depreciation taken on our domestic 35 millimeter projection systems that were replaced with digital projection systems and the impact of exchange rates in certain countries in which we operate. We recorded approximately $10.6 million of depreciation expense related to our domestic 35 millimeter projection systems during 2011. Our domestic 35 millimeter projection systems have been fully depreciated as of December 31, 2011.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $7.0 million for 2011 compared to $12.5 million for 2010. Impairment charges for 2011 were related to theatre properties, impacting fourteen of our twenty-four reporting units. Impairment charges for 2010 consisted of $10.8 million of theatre properties and $1.5 million of intangible assets, impacting eighteen of our twenty-four reporting units, and $0.2 million related to an equity investment that was written down to its estimated fair value. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. See Notes 10 and 11 to our consolidated financial statements.

(Gain) Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $8.8 million during 2011 compared to a gain on sale of assets and other of $0.4 million during 2010. The loss recorded during 2011 included a loss of $2.3 million related to a settlement for a previously terminated interest rate swap agreement, a loss of $1.0 million related to the sale of digital projection systems to DCIP and the write-off of theatre properties and equipment primarily as a result of theatre remodels. The gain recorded during 2010 included a gain of $7.0 million related to the sale of a theatre in Canada and a gain of $8.5 million related to the sale of our interest in a profit sharing agreement related to another previously sold property in Canada, which were partially offset by a loss of $5.8 million for the write-off of an intangible asset associated with a vendor contract in Mexico that was terminated, a loss of $2.3 million for the write-off of intangible assets associated with our original IMAX license agreement that was terminated, a loss of $2.0 million that was recorded upon the contribution and sale of digital projection systems to DCIP and a loss of $0.9 million related to storm damage to a U.S. theatre. See Note 7 to our consolidated financial statements for discussion of DCIP.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $123.1 million for 2011 compared to $112.4 million for 2010. The increase was primarily due to increases in interest rates on our variable rate debt related to the amendment and extension of our senior secured credit facility in March 2010 and the refinancing in June 2011 of the unextended portion of our term loan debt outstanding with 7.375% senior subordinated notes due 2021. See Note 13 to our consolidated financial statements for further discussion of our long-term debt.

Loss on Early Retirement of Debt. We recorded a loss on early retirement of debt of $4.9 million during 2011 related to the prepayment of approximately $157.2 million of the unextended portion of our term loan debt. The loss included the write-off of $2.2 million of unamortized debt issue costs related to the portion of the term loan debt that was prepaid and the reclassification of $2.7 million from accumulated other comprehensive loss to earnings as a result of our determination that quarterly interest payments hedged by certain of our interest rate swap agreements are no longer probable to occur. See Note 13 to our consolidated financial statements.

Distributions from NCM. We recorded distributions received from NCM of $24.2 million during 2011 and $23.4 million during 2010, which were in excess of the carrying value of our Tranche 1 Investment. See Note 6 to our consolidated financial statements.

Loss on Marketable Securities — RealD. We recorded a loss on our investment in RealD of $12.6 million due to an other-than-temporary impairment of our investment. The loss recorded represented the cumulative net unrealized holding losses we had previously recorded in accumulated other comprehensive income (loss). These cumulative net unrealized holding losses were recognized as a loss during 2011 due to the length of time and extent to which RealD’s stock price had been below our basis in the stock. See Note 8 to our consolidated financial statements.

Equity in Income (Loss) of Affiliates. We recorded equity in income of affiliates of $5.7 million during 2011 compared to a loss of $3.4 million during 2010. The equity in income of affiliates recorded during 2011 primarily included approximately $5.4 million of income related to our equity investment in NCM (see Note 6 to our consolidated financial statements) and approximately $0.5 million of income related to our equity investment in DCIP (see Note 7 to our consolidated financial statements). The equity in loss of affiliates recorded during 2010 primarily included a loss of approximately $7.9 million related to our equity investment in DCIP (see Note 7 to our consolidated financial statements), offset by income of approximately $4.5 million related to our equity investment in NCM (see Note 6 to our consolidated financial statements).

Income Taxes. Income tax expense of $73.1 million was recorded for 2011 compared to $57.8 million recorded for 2010. The effective tax rate for 2011 was 35.5%. The effective tax rate for 2010 was 27.9%. See Note 21 to our consolidated financial statements.

Comparison of Years Ended December 31, 2010 and December 31, 2009

Revenues. Total revenues increased $164.6 million to $2,141.1 million for 2010 from $1,976.5 million for 2009, representing an 8.3% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
Admissions revenues (1)	$1,044.7	$1,025.9	1.8%	$360.7	$267.5	34.8%	$1,405.4	$1,293.4	8.7%
Concession revenues (1)	$487.9	$485.2	0.6%	$154.4	$117.7	31.2%	$642.3	$602.9	6.5%
Other revenues (1)(2)	$44.3	$43.6	1.6%	$49.1	$36.6	34.2%	$93.4	$80.2	16.5%
Total revenues (1)(2)	$1,576.9	$1,554.7	1.4%	$564.2	$421.8	33.8%	$2,141.1	$1,976.5	8.3%
Attendance (1)	161.2	165.1	(2.4)%	80.0	71.6	11.7%	241.2	236.7	1.9%
Revenues per average screen (2)	$411,708	$408,017	0.9%	$523,078	$401,828	30.2%	$436,181	$406,681	7.3%

(3)	Amounts in millions.
(4)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 23 of our consolidated financial statements.

•

Consolidated. The increase in admissions revenues of $112.0 million was primarily attributable to a 1.9% increase in attendance and a 6.8% increase in average ticket price from $5.46 for 2009 to $5.83 for 2010. The increase in concession revenues of $39.4 million was primarily attributable to the 1.9% increase in attendance and a 4.3% increase in concession revenues per patron from $2.55 for 2009 to $2.66 for 2010. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases and the favorable impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to price increases and the favorable impact of exchange rates in certain countries in which we operate. The 16.5% increase in other revenues was primarily due to increases in international ancillary revenue.

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

Cost of Operations. The table below summarizes certain of our theatre operating costs by reportable operating segment (in millions).

	U.S. Operating Segment		International Operating Segment		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2010	2009	2010	2009	2010	2009
Film rentals and advertising	$586.6	$572.3	$183.1	$135.9	$769.7	$708.2
Concession supplies	59.1	61.9	38.4	30.0	97.5	91.9
Salaries and wages	174.1	168.8	47.1	34.6	221.2	203.4
Facility lease expense	181.9	178.8	73.8	60.0	255.7	238.8
Utilities and other	161.5	163.5	78.0	59.2	239.5	222.7

•

Consolidated. Film rentals and advertising costs were $769.7 million for 2010 compared to $708.2 million for 2009, both of which represented 54.8% of admissions revenues. The increase in film rentals and advertising costs of $61.5 million was primarily due to the $112.0 million increase in admissions revenues. Concession supplies expense was $97.5 million for 2010 compared to $91.9 million for 2009, both of which represented 15.2% of concession revenues. The increase in concession supplies expense of $5.6 million was primarily due to the $39.4 million increase in concession revenues.

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

Loss on Early Retirement of Debt. During 2009, we recorded a loss on early retirement of debt of $27.9 million as a result of the tender and call premiums paid and other fees related to the repurchase of approximately $419.4 million aggregate principal amount at maturity of Cinemark, Inc.’s 9.75% senior discount notes and the write-off of unamortized debt issue costs associated with these notes. See Note 13 to our consolidated financial statements.

Distributions from NCM. We recorded distributions received from NCM of $23.4 million during 2010 and $20.8 million during 2009, which were in excess of the carrying value of our Tranche 1 Investment. See Note 6 to our consolidated financial statements.

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

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, a majority of our theatres provide the patron a choice of using a credit card or debit card in place of cash. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities amounted to $176.8 million, $264.8 million and $391.2 million for the years ended December 31, 2009, 2010 and 2011, respectively. Cash provided by operating activities for the year ended December 31, 2009 was lower due to the repurchase of approximately $419.4 million of our 9 3/4% senior discount notes, which included payment of $158.3 million of interest that had accreted on the senior discount notes since issuance during 2004. The principal portion of the repurchase is reflected as a financing activity. Cash provided by operating activities for the year ended December 31, 2010 is also lower due to a higher film rental liability at December 31, 2009 attributable to the record-breaking domestic box office performance during the latter part of December 2009 when Avatar was released.

Investing Activities

Our investing activities have been principally related to the development and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities amounted to $183.1 million, $136.1 million and $247.1 million for the years ended December 31, 2009, 2010 and 2011, respectively. Cash used for investing activities for the year ended December 31, 2009 included the acquisition of four theatres in the U.S. for approximately $49.0 million (see Note 5 to the consolidated financial statements) and the acquisition of one theatre in Brazil for approximately $9.1 million. Cash used for investing activities for the year ended December 31, 2011 included the acquisition of ten theatres in Argentina for approximately $67.0 million (see Note 5 to the consolidated financial statements) and a higher level of capital expenditures.

Capital expenditures for the years ended December 31, 2009, 2010 and 2011 were as follows (in millions):

Period	New Theatres	Existing Theatres	Total
Year Ended December 31, 2009	$36.5	$88.3	$124.8
Year Ended December 31, 2010	$54.5	$101.6	$156.1
Year Ended December 31, 2011	$73.5	$111.3	$184.8

We continue to invest in our U.S. theatre circuit. We built five new theatres and 63 screens, acquired two theatres with 13 screens and closed three theatres with 30 screens during the year ended December 31, 2011, bringing our total domestic screen count to 3,878. At December 31, 2011, we had signed commitments to open five new theatres and 74 screens in domestic markets during 2012 and open eight new theatres with 107 screens subsequent to 2012. We estimate the remaining capital expenditures for the development of these 181 domestic screens will be approximately $110 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

We also continue to invest in our international theatre circuit. We built 12 new theatres and 72 screens, acquired eleven theatres with 101 screens and closed one theatre and 12 screens during the year ended December 31, 2011, bringing our total international screen count to 1,274. At December 31, 2011, we had signed commitments to open six new theatres with 43 screens in international markets during 2012 and open three new theatres with 22 screens subsequent to 2012. We estimate the remaining capital expenditures for the development of these 65 international screens will be approximately $72 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

We plan to fund capital expenditures for our continued development with cash flow from operations, borrowings under our senior secured credit facility, and proceeds from debt issuances, sale leaseback transactions and/or sales of excess real estate.

Financing Activities

Cash provided by (used for) financing activities was $78.3 million, $(106.7) million and $(78.4) million during the years ended December 31, 2009, 2010 and 2011, respectively. Cash provided by financing activities for the year ended December 31, 2009 includes the net proceeds of $458.5 million from the issuance of our $470 million 8.625% senior notes, partially offset by $261.1 million used for the repurchase of the principal portion of our $419.4 million 9.75% senior discount notes. The accreted interest portion of the repurchase of $158.3 million is reflected as an operating activity.

Below is a summary of dividends declared during 2009, 2010 and 2011:

Date Declared	Date of Record	Date Paid	Amount per Common Share (1)	Total Dividends (in millions)
02/13/09	03/05/09	03/20/09	$ 0.18	$ 19.6
05/13/09	06/02/09	06/18/09	$ 0.18	$ 19.7
07/29/09	08/17/09	09/01/09	$ 0.18	$ 19.7
11/04/09	11/25/09	12/10/09	$ 0.18	$ 19.8

Total — Year ended December 31, 2009 (2)				$ 78.8

02/25/10	03/05/10	03/19/10	$ 0.18	$ 20.1
05/13/10	06/04/10	06/18/10	$ 0.18	$ 20.3
07/29/10	08/17/10	09/01/10	$ 0.18	$ 20.5
11/02/10	11/22/10	12/07/10	$ 0.21	$ 24.2

Total — Year ended December 31, 2010 (2)				$ 85.1

02/24/11	03/04/11	03/16/11	$ 0.21	$ 24.0
05/12/11	06/06/11	06/17/11	$ 0.21	$ 24.1
08/04/11	08/17/11	09/01/11	$ 0.21	$ 24.2
11/03/11	11/18/11	12/07/11	$ 0.21	$ 24.2

Total — Year ended December 31, 2011 (2)				$ 96.5

(1)	Beginning with the dividend declared on November 2, 2010, our board of directors raised the quarterly dividend to $0.21 per common share.
(2)	Includes amounts related to restricted stock unit awards that will not be paid until such awards vest.

We, at the discretion of the board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our common stock. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions as discussed below, future prospects for earnings and cash flows, as well as other relevant factors.

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of December 31, 2010 and 2011 (in millions):

	December 31, 2010	December 31, 2011
Cinemark USA, Inc. term loan	$1,072.8	$905.9
Cinemark USA, Inc. 8.625% senior notes due 2019 (1)	459.7	460.5
Cinemark USA, Inc. 7.375% senior subordinated notes due 2021	—	200.0
Hoyts General Cinema (Argentina) bank loan due 2013 (2)	—	5.8

Total long-term debt	$1,532.5	$1,572.2
Less current portion	10.8	12.1

Long-term debt, less current portion	$1,521.7	$1,560.1

(1)

Includes the $470.0 million aggregate principal amount of the 8.625% senior notes net of the original issue discount, which was $10.3 million and $9.5 million as of December 31, 2010 and 2011, respectively.

(2)	See Note 5 to our consolidated financial statements.

As of December 31, 2011, we had $150.0 million in available borrowing capacity on our revolving credit line.

As of December 31, 2011, our long-term debt obligations, scheduled interest payments on long-term debt, future minimum lease obligations under non-cancelable operating and capital leases, scheduled interest payments under capital leases and other obligations for each period indicated are summarized as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	After 5 Years
Long-term debt (1)	$1,581.7	$12.1	$21.4	$878.2	$670.0
Scheduled interest payments on long-term debt (2)	$642.8	101.3	199.9	176.2	165.4
Operating lease obligations	$1,904.0	219.7	434.2	403.0	847.1
Capital lease obligations	$141.2	9.6	21.6	26.3	83.7
Scheduled interest payments on capital leases	$89.2	13.6	24.3	19.6	31.7
Employment agreements	$11.5	3.8	7.7	—	—
Purchase commitments (3)	$217.6	119.9	96.9	0.5	0.3
Current liability for uncertain tax positions (4)	$—	—	—	—	—

Total obligations	$4,588.0	$480.0	$806.0	$1,503.8	$1,798.2

(1)	Includes the 8.625% senior notes in the aggregate principal amount of $470.0 million excluding the discount of $9.5 million.
(2)

Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates in effect on December 31, 2011. The average interest rates in effect on our fixed rate and variable rate debt are 7.0% and 3.9%, respectively, as of December 31, 2011.

(3)	Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of December 31, 2011.
(4)

The contractual obligations table excludes the long-term portion of our liability for uncertain tax positions of $22.4 million because we cannot make a reliable estimate of the timing of the related cash payments.

Cinemark USA, Inc. Senior Secured Credit Facility

On October 5, 2006, in connection with the Century Acquisition, Cinemark USA, Inc. entered into a senior secured credit facility that provided for a $1.12 billion term loan and a $150 million revolving credit line. On March 2, 2010, Cinemark USA, Inc. completed an amendment and extension to the senior secured credit facility to primarily extend the maturities of the facility and make certain other modifications. Approximately $924.4 million of Cinemark USA, Inc.’s then remaining outstanding $1,083.6 million term loan debt was extended from an original maturity date of October 2013 to a maturity date of April 2016. The then remaining term loan debt of $159.2 million that was not extended continued to have a maturity date of October 2013. On June 3, 2011, Cinemark USA, Inc. prepaid the remaining $157.2 million of its unextended term loan debt utilizing a portion of the proceeds from the issuance of the Cinemark USA, Inc. 7.375% senior subordinated notes discussed below. There were no prepayment penalties incurred upon the prepayment of the term loan debt. Subsequent to the prepayment, the quarterly payments due on the term loan are approximately $2.3 million per quarter through March 2016 with the remaining principal amount of approximately $866.6 million due April 30, 2016. The prepayment did not impact the interest rate applicable to the remaining portion of the term loan debt, which accrues interest at Cinemark USA, Inc.’s option at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a 2.25% margin per annum, or (B) a “eurodollar rate” plus a 3.25% margin per annum.

The prepayment did not impact the interest rates applicable to or the maturity of Cinemark USA, Inc.’s revolving credit line. The maturity date of $73.5 million of Cinemark USA, Inc.’s $150.0 million revolving credit line was extended from October 2012 to March 2015. The maturity date of the remaining $76.5 million of Cinemark USA, Inc.’s revolving credit line did not change and remains October 2012. The interest rate on the original revolving credit line accrues interest, at Cinemark USA, Inc.’s option, at: (A) a base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5 and (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.50% to 1.00% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.50% to 2.00% per annum. The interest rate on the extended revolving credit line accrues interest, at Cinemark USA, Inc.’s option at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 1.75% to 2.0% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 2.75% to 3.0% per annum. The margin of the revolving credit line is determined by the consolidated net senior secured leverage ratio as defined in the credit agreement.

At December 31, 2011, there was $905.9 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $150.0 million in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the senior secured credit facility at December 31, 2011 was approximately 5.0% per annum.

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

The senior secured credit facility contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on Cinemark USA, Inc.’s ability, and in certain instances, its subsidiaries’ and Cinemark Holdings, Inc.’s ability, to consolidate or merge or liquidate, wind up or dissolve; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends and repurchase stock; and make capital expenditures and investments. If Cinemark

USA, Inc. has borrowings outstanding on the revolving credit line, it is required to satisfy a consolidated net senior secured leverage ratio covenant as determined in accordance with the senior secured credit facility.

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

See discussion of interest rate swap agreements under Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Cinemark USA, Inc. 8.625% Senior Notes

On June 29, 2009, Cinemark USA, Inc. issued $470.0 million aggregate principal amount of 8.625% senior notes due 2019 with an original issue discount of approximately $11.5 million, resulting in proceeds of approximately $458.5 million. The proceeds were primarily used to fund the repurchase of the remaining $419.4 million aggregate principal amount at maturity of Cinemark, Inc.’s 9.75% senior discount notes discussed below. Interest is payable on June 15 and December 15 of each year. The senior notes mature on June 15, 2019. As of December 31, 2011, the carrying value of the senior notes was approximately $460.5 million.

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

The indenture to the senior notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) consummate specified asset sales, (2) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (3) incur additional indebtedness and issue preferred stock, (4) enter into transactions with affiliates, (5) enter new lines of business, (6) merge or consolidate with, or sell all or substantially all of its assets to another person and (7) create liens. Upon a change of control of Cinemark Holdings, Inc. or Cinemark USA, Inc., Cinemark USA, Inc. would be required to make an offer to repurchase the senior notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest through the date of repurchase. Certain asset dispositions are considered triggering events that may require Cinemark USA, Inc. to use the proceeds from those asset dispositions to make an offer to purchase the notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase if such proceeds are not otherwise used within 365 days as described in the indenture. The indenture governing the senior notes allows Cinemark USA, Inc. to incur additional indebtedness if we satisfy the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2011 was 5.1 to 1.

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

Cinemark USA, Inc. 7.375% Senior Subordinated Notes

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

The indenture to the senior subordinated notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. Upon a change of control, as defined in the Indenture, Cinemark USA, Inc. would be required to make an offer to repurchase the senior subordinated notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the senior subordinated notes allows Cinemark USA, Inc. to incur additional indebtedness if we satisfy the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1, and our actual ratio as of December 31, 2011 was 5.1 to 1.

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

Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the Securities and Exchange Commission (the “Commission”) on July 27, 2011 pursuant to which Cinemark USA, Inc. offered to exchange the senior subordinated notes for substantially similar registered senior subordinated notes. The registration statement became effective August 4, 2011 and approximately $199.5 million of the notes were exchanged on September 7, 2011. The registered senior subordinated notes, issued in the exchange, do not have transfer restrictions. Approximately $0.5 million of the notes were not exchanged as of December 31, 2011.

Cinemark, Inc. 9.75% Senior Discount Notes

On March 31, 2004, Cinemark, Inc. issued approximately $577.2 million aggregate principal amount at maturity of 9.75% senior discount notes due 2014. Interest on the notes accreted until March 15, 2009 up to their aggregate principal amount. Subsequently, cash interest accrued and was payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2009.

Prior to 2009, Cinemark, Inc. repurchased on the open market approximately $157.8 million aggregate principal amount at maturity of its 9.75% senior discount notes for approximately $138.9 million including accreted interest of approximately $37.3 million and net cash premiums of approximately $2.8 million. Cinemark, Inc. funded these repurchases with proceeds from our initial public offering and available cash from operations.

On June 15, 2009, Cinemark, Inc. commenced a cash tender offer for any and all of its 9.75% senior discount notes due 2014, of which approximately $419.4 million aggregate principal amount at maturity remained outstanding. In connection with the tender offer, Cinemark, Inc. solicited consents to adopt proposed amendments to the indenture to eliminate substantially all restrictive covenants and certain events of default provisions. On June 29, 2009, approximately $402.5 million aggregate principal amount at maturity of the 9.75% senior discount notes were tendered and repurchased by Cinemark, Inc. for approximately $433.4 million, including accrued interest of approximately $11.3 million and tender premiums paid of approximately $19.6 million. Cinemark, Inc. funded the repurchase with the proceeds from the issuance of the Cinemark USA, Inc. senior notes discussed above. On August 3, 2009, Cinemark, Inc. delivered to the Bank of New York Trust Company N.A., as trustee, a notice to redeem the $16.9 million aggregate principal amount at maturity of its 9.75% senior discount notes remaining outstanding. The notice specified September 8, 2009 as the redemption date, at which time Cinemark, Inc. paid approximately $18.6 million, consisting of a redemption price of 104.875% of the face amount of the discount notes remaining outstanding plus accrued and unpaid interest to, but not including, the redemption date. Cinemark, Inc. funded the redemption with proceeds from the issuance of the Cinemark USA, Inc. senior notes discussed above.

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

On October 14, 2010, Cinemark USA, Inc. redeemed the $0.2 million remaining outstanding 9% senior subordinated notes.

Covenant Compliance

As of December 31, 2011, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

Ratings

We are rated by nationally recognized rating agencies. The significance of individual ratings varies from agency to agency. However, companies’ assigned ratings at the top end of the range have, in the opinion of certain rating agencies, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capability. Ratings are always subject to change and there can be no assurance that our current ratings will continue for any given period of time. A downgrade of our debt ratings, depending on the extent, could increase the cost to borrow funds. Below are our latest ratings per category, which were current as of February 24, 2012.

Category	Moody’s	Standard and Poor’s
Cinemark USA, Inc. 8.625% Senior Notes	B2	B
Cinemark USA, Inc. 7.375% Senior Subordinated Notes	B3	B
Cinemark USA, Inc. Senior Secured Credit Facility	Ba2	BB

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU No. 2011-04”). ASU No. 2011-04 provides guidance which is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. It changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It is not intended for this update to result in a change in the application of the requirements in Topic 820. The amendments in ASU No. 2011-04 are to be applied prospectively. ASU No. 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011. Early application is not permitted. This update is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). In ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. They also do not change the presentation of related tax effects or the portrayal or calculation of earnings per share. The amendments in ASU No. 2011-05 should be applied retrospectively. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. ASU No. 2011-05 also required an entity to present on the face of the financial statements adjustments for items that are reclassified from accumulated other comprehensive income to net income, however, in December 2011 the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05. The update defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. We elected to adopt ASU No. 2011-05 and ASU No. 2011-12 for our fiscal 2011 and amendments have been applied retrospectively for all prior periods presented. The amendments do not require any transition disclosures.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350)” (“ASU No. 2011-08”). In ASU No. 2011-08, an entity is permitted to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The ASU’s objective is to simplify how an entity tests goodwill for impairment. The amendments in ASU No. 2011-08 are effective for annual and interim goodwill and impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of ASU No. 2011-08 is not expected to have a material impact on our consolidated financial statements.

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

Interest Rate Risk

We are currently party to variable rate debt facilities. An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt facilities. At December 31, 2011, there was an aggregate of approximately $285.3 million of variable rate debt outstanding under these facilities, which excludes $620.6 million of Cinemark USA, Inc.’s term loan debt that is hedged with the Company’s interest rate swap agreements as discussed below. Based on the interest rates in effect on the variable rate debt outstanding at December 31, 2011, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $2.9 million.

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

Below is a summary of our interest rate swap agreements as of December 31, 2011:

Nominal Amount (in millions)	Amount Designated as a Hedge (in millions)	Effective Date	Pay Rate	Receive Rate	Expiration Date
$125.0	$106.6	August 2007	4.9220%	3-month LIBOR	August 2012
$ 75.0	$ 64.0	November 2008	3.6300%	1-month LIBOR	November 2012
$175.0	$175.0	December 2010	1.3975%	1-month LIBOR	September 2015
$175.0	$175.0	December 2010	1.4000%	1-month LIBOR	September 2015
$100.0	$100.0	November 2011	1.7150%	1-month LIBOR	April 2016

$650.0	$620.6

The table below provides information about our fixed rate and variable rate long-term debt agreements as of December 31, 2011:

	Expected Maturity for the Twelve-Month Periods Ending December 31,
	(in millions)
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value	Average Interest Rate
Fixed rate (1)(2)	$2.9	$2.9	$—	$—	$620.6	$670.0	$1,296.4	$1,338.4	7.0%
Variable rate	9.2	9.2	9.3	9.3	248.3	—	285.3	283.8	3.9%

Total debt	$12.1	$12.1	$9.3	$9.3	$868.9	$670.0	$1,581.7	$1,622.2

(1)	Includes $620.6 million of the Cinemark USA, Inc. term loan, which represents the debt currently hedged with the Company’s interest rate swap agreements.
(2)	Includes the 8.625% senior notes in the aggregate principal amount of $470.0 million, excluding the discount of $9.5 million.

Foreign Currency Exchange Rate Risk

We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and construction interior finish items and other operating supplies used by our international subsidiaries. A majority of the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. Generally accepted accounting principles in the U.S., or U.S. GAAP, require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our equity ownership in our international subsidiaries as of December 31, 2011, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed, would decrease the aggregate net book value of our investments in our international subsidiaries by approximately $50 million and would decrease the aggregate net income of our international subsidiaries for the years ended December 31, 2010 and 2011 by approximately $8 million and $9 million, respectively.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2011, under the supervision and with the participation of our principal executive officer and principal financial officer, we carried out an evaluation required by the Exchange Act of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control framework and processes are designed to provide reasonable assurance to management and the board of directors regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements in accordance with the accounting principles generally accepted in the U.S. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework. As a result of this assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

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

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, with direct access to the Company’s board of directors through its Audit Committee, have audited the consolidated financial statements prepared by the Company. Their report on the consolidated financial statements is included in Part II, Item 8. Financial Statements and Supplementary Data. Deloitte & Touche LLP has issued an attestation report on the Company’s internal control over financial reporting. Deloitte & Touche LLP’s report on the Company’s internal control over financial reporting is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Cinemark Holdings, Inc.

Plano, Texas

We have audited the internal control over financial reporting of Cinemark Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of FASB Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income.”

/s/Deloitte & Touche LLP

Dallas, Texas

February 28, 2012

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference to the Company’s proxy statement for its annual stockholders meeting (under the headings “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance” and “Executive Officers”) to be held on May 10, 2012 and to be filed with the SEC within 120 days after December 31, 2011.

Item 11. Executive Compensation

Incorporated by reference to the Company’s proxy statement for its annual stockholders meeting (under the heading “Executive Compensation”) to be held on May 10, 2012 and to be filed with the SEC within 120 days after December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the Company’s proxy statement for its annual stockholders meeting (under the headings “Security Ownership of Certain Beneficial Owners and Management”) to be held on May 10, 2012 and to be filed with the SEC within 120 days after December 31, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the Company’s proxy statement for its annual stockholders meeting (under the heading “Certain Relationships and Related Party Transactions” and “Corporate Governance”) to be held on May 10, 2012 and to be filed with the SEC within 120 days after December 31, 2011.

Item 14. Principal Accounting Fees and Services

Incorporated by reference to the Company’s proxy statement for its annual stockholders meeting (under the heading “Board Committees — Audit Committee — Fees Paid to Independent Registered Public Accounting Firm”) to be held on May 10, 2012 and to be filed with the SEC within 120 days after December 31, 2011.

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

(c) Financial Statement Schedules

Schedule I — Condensed Financial Information of Registrant beginning on page F-50.

All schedules not identified above have been omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes contained in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 29, 2012	CINEMARK HOLDINGS, INC.

	BY:	/s/ Tim Warner
Tim Warner
Chief Executive Officer

	BY:	/s/ Robert Copple
Robert Copple
Chief Financial Officer and
Principal Accounting Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby severally constitutes and appoints Tim Warner and Robert Copple his true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with accompanying exhibits and other related documents, with the Securities and Exchange Commission, and ratify and confirm all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue of said appointment.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lee Roy Mitchell Lee Roy Mitchell	Chairman of the Board of Directors and Director	February 29, 2012

/s/ Tim Warner Tim Warner	Chief Executive Officer (principal executive officer)	February 29, 2012

/s/ Robert Copple Robert Copple	Executive Vice President; Treasurer and Chief Financial Officer (principal financial and accounting officer)	February 29, 2012

/s/ Benjamin D. Chereskin Benjamin D. Chereskin	Director	February 29, 2012

/s/ Vahe A. Dombalagian Vahe A. Dombalagian	Director	February 29, 2012

/s/ Peter R. Ezersky Peter R. Ezersky	Director	February 29, 2012

Name	Title	Date

/s/ Enrique F. Senior Enrique F. Senior	Director	February 29, 2012

/s/ Raymond W. Syufy Raymond W. Syufy	Director	February 29, 2012

/s/ Carlos M. Sepulveda Carlos M. Sepulveda	Director	February 29, 2012

/s/ Roger T. Staubach Roger T. Staubach	Director	February 29, 2012

/s/ Donald G. Soderquist Donald G. Soderquist	Director	February 29, 2012

/s/ Steven Rosenberg Steven Rosenberg	Director	February 29, 2012

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO

SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED

SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to our stockholders. An annual report and proxy material may be sent to our stockholders subsequent to the filing of this Form 10-K. We shall furnish to the SEC copies of any annual report or proxy material that is sent to our stockholders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Cinemark Holdings, Inc.

Plano, Texas

We have audited the accompanying consolidated balance sheets of Cinemark Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cinemark Holdings, Inc. and subsidiaries as of December 31, 2010 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of presenting comprehensive income in 2011 due to the adoption of FASB Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income.” The change in presentation has been applied retrospectively to all periods presented.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 28, 2012

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2010	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$464,997	$521,408
Inventories	11,686	11,284
Accounts receivable	50,607	54,757
Income tax receivable	30,733	17,786
Deferred tax asset	8,099	10,583
Prepaid expenses and other	10,931	11,300

Total current assets	577,053	627,118
Theatre properties and equipment
Land	91,678	97,244
Buildings	396,158	397,857
Property under capital lease	212,314	226,522
Theatre furniture and equipment	677,710	677,422
Leasehold interests and improvements	670,344	704,882

Total	2,048,204	2,103,927
Less accumulated depreciation and amortization	832,758	865,077

Theatre properties and equipment, net	1,215,446	1,238,850
Other assets
Goodwill	1,122,971	1,150,637
Intangible assets — net	329,204	336,907
Investment in NCM	64,376	72,040
Investment in DCIP	10,838	12,798
Investment in marketable securities — RealD	27,993	9,709
Investments in and advances to affiliates	2,619	1,543
Long-term deferred tax asset	—	8,826
Deferred charges and other assets — net	70,978	63,980

Total other assets	1,628,979	1,656,440

Total assets	$3,421,478	$3,522,408

Liabilities and equity
Current liabilities
Current portion of long-term debt	$10,836	$12,145
Current portion of capital lease obligations	7,348	9,639
Income tax payable	—	6,506
Current liability for uncertain tax positions	1,948	—
Accounts payable	64,132	65,861
Accrued film rentals	53,255	64,373
Accrued interest	5,138	6,147
Accrued payroll	31,191	34,270
Accrued property taxes	23,778	24,086
Accrued other current liabilities	74,314	82,000

Total current liabilities	271,940	305,027
Long-term liabilities
Long-term debt, less current portion	1,521,605	1,560,076
Capital lease obligations, less current portion	132,812	131,533
Deferred tax liability	129,293	162,449
Liability for uncertain tax positions	17,840	22,411
Deferred lease expenses	30,454	34,466
Deferred revenue — NCM	230,573	236,310
Other long-term liabilities	53,809	46,497

Total long-term liabilities	2,116,386	2,193,742
Commitments and contingencies (see Note 22)
Equity
Cinemark Holdings, Inc.’s stockholders’ equity
Common stock, $0.001 par value: 300,000,000 shares authorized; 117,110,703 shares issued and 113,750,844 shares outstanding at December 31, 2010 and 117,593,329 shares issued and 114,201,737 shares outstanding at December 31, 2011	117	118
Additional paid-in-capital	1,037,586	1,047,237
Treasury stock, 3,359,859 and 3,391,592 common shares at cost at December 31, 2010 and December 31, 2011, respectively	(44,725)	(45,219)
Retained earnings	388	34,423
Accumulated other comprehensive income (loss)	28,181	(23,682)

Total Cinemark Holdings, Inc.’s stockholders’ equity	1,021,547	1,012,877
Noncontrolling interests	11,605	10,762

Total equity	1,033,152	1,023,639

Total liabilities and equity	$3,421,478	$3,522,408

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(In thousands, except per share data)

	2009	2010	2011
Revenues
Admissions	$1,293,378	$1,405,389	$1,471,627
Concession	602,880	642,326	696,754
Other	80,242	93,429	111,232

Total revenues	1,976,500	2,141,144	2,279,613

Cost of operations
Film rentals and advertising	708,160	769,698	798,606
Concession supplies	91,918	97,484	112,122
Salaries and wages	203,437	221,246	226,475
Facility lease expense	238,779	255,717	276,278
Utilities and other	222,660	239,470	259,703
General and administrative expenses	96,497	109,045	127,621
Depreciation and amortization	148,264	142,731	153,738
Amortization of favorable/unfavorable leases	1,251	777	711
Impairment of long-lived assets	11,858	12,538	7,033
(Gain) loss on sale of assets and other	3,202	(431)	8,792

Total cost of operations	1,726,026	1,848,275	1,971,079

Operating income	250,474	292,869	308,534

Other income (expense)
Interest expense	(102,505)	(112,444)	(123,102)
Interest income	4,909	6,105	8,108
Foreign currency exchange gain (loss)	635	1,054	(219)
Loss on early retirement of debt	(27,878)	(3)	(4,945)
Distributions from NCM	20,822	23,358	24,161
Dividend income	51	—	54
Loss on marketable securities — RealD	—	—	(12,610)
Equity in income (loss) of affiliates	(907)	(3,438)	5,651

Total other expense	(104,873)	(85,368)	(102,902)

Income before income taxes	145,601	207,501	205,632
Income taxes	44,845	57,838	73,050

Net income	100,756	149,663	132,582
Less: Net income attributable to noncontrolling interests	3,648	3,543	2,025

Net income attributable to Cinemark Holdings, Inc.	$97,108	$146,120	$130,557

Weighted average shares outstanding
Basic	108,563	111,565	112,736

Diluted	110,255	112,151	113,224

Earnings per share attributable to Cinemark Holdings, Inc.’s common stockholders:
Basic	$0.89	$1.30	$1.15

Diluted	$0.87	$1.29	$1.14

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(In thousands)

	2009	2010	2011
Net income	$100,756	$149,663	$132,582

Other comprehensive income, net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes of $2,359, $4,339 and $3,786	3,898	7,170	(2,830)
Unrealized gain (loss) due to fair value adjustments on available-for-sale securities, net of taxes of $0, $3,425 and $8,128	—	5,659	(13,566)
Amortization of accumulated other comprehensive loss on terminated swap agreement	4,633	4,633	4,236
Foreign currency translation adjustment	56,973	19,432	(46,280)

Total other comprehensive income (loss), net of tax	65,504	36,894	(58,440)

Total comprehensive income, net of tax	166,260	186,557	74,142
Comprehensive income attributable to noncontrolling interests	(4,264)	(3,711)	(1,803)

Comprehensive income attributable to Cinemark Holdings, Inc.	$161,996	$182,846	$72,339

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Cinemark Holdings, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Amount	Shares Acquired	Amount
Balance at January 1, 2009	108,835	$109	—	$—	$962,353	$(78,859)	$(72,347)	$811,256	$12,971	$824,227
Issuance of restricted stock, net of restricted stock forfeitures	479	—	(30)	—	—	—	—	—	—	—
Exercise of stock options, net of stock withholdings	4,908	5	(3,275)	(43,895)	37,442	—	—	(6,448)	—	(6,448)
Share based awards compensation expense	—	—	—	—	4,304	—	—	4,304	—	4,304
Tax benefit related to stock option exercises	—	—	—	—	7,545	—	—	7,545	—	7,545
Dividends paid to stockholders	—	—	—	—	—	(78,643)	—	(78,643)	—	(78,643)
Dividends accrued on unvested restricted stock unit awards	—	—	—	—	—	(201)	—	(201)	—	(201)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(2,322)	(2,322)
Purchase of noncontrolling interest share of an Argentina subsidiary	—	—	—	—	23	—	—	23	(117)	(94)
Net income	—	—	—	—	—	97,108	—	97,108	3,648	100,756
Other comprehensive income:
Fair value adjustments on interest rate swap agreements, net of taxes of $2,359	—	—	—	—	—	—	3,898	3,898	—	3,898
Amortization of accumulated other comprehensive loss on terminated swap agreement	—	—	—	—	—	—	4,633	4,633	—	4,633
Foreign currency translation adjustment	—	—	—	—	—	—	56,357	56,357	616	56,973

Balance at December 31, 2009	114,222	$114	(3,305)	$(43,895)	$1,011,667	$(60,595)	$(7,459)	$899,832	$14,796	$914,628

Issuance of restricted stock, net of restricted stock forfeitures	684	1	—	—	—	—	—	1	—	1
Exercise of stock options, net of stock withholdings	1,092	1	(35)	(531)	8,327	—	—	7,797	—	7,797
Stock withholdings related to restricted stock that vested during the year ended December 31, 2010	—	—	(20)	(299)	—	—	—	(299)	—	(299)
Share based awards compensation expense	—	—	—	—	8,352	—	—	8,352	—	8,352
Tax benefit related to stock option exercises	—	—	—	—	2,680	—	—	2,680	—	2,680
Dividends paid to stockholders	—	—	—	—	—	(84,502)	—	(84,502)	—	(84,502)
Dividends accrued on unvested restricted stock unit awards	—	—	—	—	—	(635)	—	(635)	—	(635)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(539)	(539)
Purchase of noncontrolling interest share of Panama subsidiary	—	—	—	—	(390)	—	—	(390)	(498)	(888)
Colombia share exchange (see Note 9)	1,113	1	—	—	6,950	—	(1,086)	5,865	(5,865)	—
Net income	—	—	—	—	—	146,120	—	146,120	3,543	149,663
Other comprehensive income:
Fair value adjustments on interest rate swap agreements, net of taxes of $4,339	—	—	—	—	—	—	7,170	7,170	—	7,170
Amortization of accumulated other comprehensive loss on terminated swap agreement	—	—	—	—	—	—	4,633	4,633	—	4,633
Fair value adjustments on available-for-sale securities, net of taxes of $3,425	—	—	—	—	—	—	5,659	5,659	—	5,659
Foreign currency translation adjustment	—	—	—	—	—	—	19,264	19,264	168	19,432

Balance at December 31, 2010	117,111	$117	(3,360)	$(44,725)	$1,037,586	$388	$28,181	$1,021,547	$11,605	$1,033,152

Issuance of restricted stock, net of restricted stock forfeitures	424	1	—	—	—	—	—	1	—	1
Exercise of stock options, net of stock withholdings	58	—	—	—	444	—	—	444	—	444
Stock withholdings related to restricted stock that vested during the year ended December 31, 2011	—	—	(32)	(494)	—	—	—	(494)	—	(494)
Share based awards compensation expense	—	—	—	—	9,692	—	—	9,692	—	9,692
Tax benefit related to stock option exercises	—	—	—	—	917	—	—	917	—	917
Dividends paid to stockholders	—	—	—	—	—	(95,838)	—	(95,838)	—	(95,838)
Dividends accrued on unvested restricted stock unit awards	—	—	—	—	—	(684)	—	(684)	—	(684)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(2,120)	(2,120)
Purchase of noncontrolling interests’ share of Chile subsidiary	—	—	—	—	(1,402)	—	485	(917)	(526)	(1,443)
Write-off of accumulated other comprehensive loss related to cash flow hedges, net of taxes of $723	—	—	—	—	—	—	(2,037)	(2,037)	—	(2,037)
Reclassification of cumulative unrealized holding losses on marketable securities to earnings due to other-than-temporary impairment, net of taxes of $4,703	—	—	—	—	—	—	7,907	7,907	—	7,907
Net income	—	—	—	—	—	130,557	—	130,557	2,025	132,582
Other comprehensive income:
Fair value adjustments on interest rate swap agreements, net of taxes of $3,786	—	—	—	—	—	—	(2,830)	(2,830)	—	(2,830)
Amortization of accumulated other comprehensive loss on terminated swap agreement	—	—	—	—	—	—	4,236	4,236	—	4,236
Fair value adjustments on available-for-sale securities, net of taxes of $8,128	—	—	—	—	—	—	(13,566)	(13,566)	—	(13,566)
Foreign currency translation adjustment	—	—	—	—	—	—	(46,058)	(46,058)	(222)	(46,280)

Balance at December 31, 2011	117,593	$118	(3,392)	$(45,219)	$1,047,237	$34,423	$(23,682)	$1,012,877	$10,762	$1,023,639

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(In thousands)

	2009	2010	2011
Operating activities
Net income	$100,756	$149,663	$132,582

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	144,055	138,637	150,149
Amortization of intangible and other assets and unfavorable leases	5,460	4,871	4,300
Amortization of long-term prepaid rents	1,389	1,786	2,657
Amortization of debt issue costs	4,775	4,716	4,744
Amortization of deferred revenues, deferred lease incentives and other	(4,810)	(6,968)	(9,629)
Amortization of bond discount	365	780	853
Amortization of accumulated other comprehensive loss related to interest rate swap agreement	4,633	4,633	4,236
Fair value change in interest rate swap agreements not designated as hedges	—	—	(1,130)
Impairment of long-lived assets	11,858	12,538	7,033
Share based awards compensation expense	4,304	8,352	9,692
(Gain) loss on sale of assets and other	3,202	(2,464)	7,754
Loss on contribution and sale of digital projection systems to DCIP	—	2,033	1,038
Loss on marketable securities — RealD	—	—	12,610
Loss on early retirement of debt	6,337	—	4,945
Accretion of interest on senior discount notes	8,085	—	—
Deferred lease expenses	3,960	3,940	4,155
Deferred income tax expenses	(12,614)	(8,603)	21,676
Equity in (income) loss of affiliates	907	3,438	(5,651)
Interest paid on repurchased senior discount notes	(158,349)	—	—
Tax benefit related to stock option exercises and restricted stock vesting	7,545	2,680	917
Increase in deferred revenue related to new U.S. beverage agreement	6,550	—	—
Distributions from equity investees	2,699	5,486	7,125
Changes in other assets and liabilities	35,656	(60,767)	31,145

Net cash provided by operating activities	176,763	264,751	391,201

Investing activities
Additions to theatre properties and equipment	(124,797)	(156,102)	(184,819)
Proceeds from sale of theatre properties and equipment and other	2,178	21,791	6,230
Acquisition of theatres in the U.S.	(48,950)	—	—
Acquisition of a theatre in Brazil	(9,061)	—	—
Acquisition of theatres in Argentina	—	—	(66,958)
Investment in DCIP and other	(2,500)	(1,756)	(1,520)

Net cash used for investing activities	(183,130)	(136,067)	(247,067)

Financing activities
Proceeds from stock option exercises	2,524	7,914	444
Payroll taxes paid as a result of noncash stock option exercises and restricted stock withholdings	(8,972)	(416)	(494)
Dividends paid to stockholders	(78,643)	(84,502)	(95,838)
Retirement of senior discount notes	(261,054)	—	—
Retirement of senior subordinated notes	—	(181)	—
Proceeds from issuance of senior notes	458,532	—	—
Proceeds from issuance of senior subordinated notes	—	—	200,000
Payment of debt issue costs	(13,003)	(8,858)	(4,539)
Repayments of other long-term debt	(12,605)	(11,853)	(166,898)
Payments on capital leases	(6,064)	(7,327)	(7,526)
Purchases of non-controlling interests	—	(888)	(1,443)
Other	(2,416)	(539)	(2,120)

Net cash provided by (used for) financing activities	78,299	(106,650)	(78,414)

Effect of exchange rates on cash and cash equivalents	16,401	5,027	(9,309)

Increase in cash and cash equivalents	88,333	27,061	56,411

Cash and cash equivalents:
Beginning of year	349,603	437,936	464,997

End of year	$437,936	$464,997	$521,408

Supplemental information (see Note 20)

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — Cinemark Holdings, Inc. and subsidiaries (the “Company”) is a leader in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Brazil, Mexico, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. The Company also managed additional theatres in the U.S., Brazil, and Colombia during the year ended December 31, 2011 ..

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

Cash and Cash Equivalents — Cash and cash equivalents consist of operating funds held in financial institutions, petty cash held by the theatres and highly liquid investments with maturities of three months or less when purchased. At December 31, 2011, cash investments were primarily in money market funds or other similar funds.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the theatre’s useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of approximately twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during 2009, 2010 and 2011. The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 11.

Goodwill and Other Intangible Assets — Goodwill is the excess of cost over fair value of theatre businesses acquired. Goodwill is evaluated for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be fully recoverable. The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. Management considers the reporting unit to be each of its sixteen regions in the U.S. and each of its eight international countries (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are considered one reporting unit). Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions, and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during 2009 and 2010 and seven and a half times for the evaluation performed during 2011.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The table below summarizes the Company’s intangible assets and the amortization method used for each type of intangible asset:

Intangible Asset	Amortization Method
Goodwill	Indefinite-lived
Tradename	Indefinite-lived
Vendor contracts	Straight-line method over the terms of the underlying contracts. The remaining terms of the underlying contracts range from 1 to 11 years.
Favorable/unfavorable leases	Based on the pattern in which the economic benefits are realized over the terms of the lease agreements. The remaining terms of the lease agreements range from 1 to 25 years.
Other intangible assets	Straight-line method over the terms of the underlying agreement or the expected useful life of the intangible asset. The remaining useful lives of these intangible assets range from 2 to 8 years.

Deferred Charges and Other Assets — Deferred charges and other assets consist of debt issue costs, long-term prepaid rents, interest rate swap assets, construction related deposits, lease deposits, equipment to be placed in service, and other assets of a long-term nature. Debt issue costs are amortized using the straight-line method (which approximates the effective interest method) over the primary financing terms of the related debt agreement. Long-term prepaid rents represent prepayments of rent on operating leases. These payments are recognized to facility lease expense over the period for which the rent was paid in advance as outlined in the lease agreements. The amortization periods generally range from 1 to 10 years. See Note 14 for discussion of interest rate swap agreements.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Casualty Insurance — The Company is self-insured for general liability claims subject to an annual cap. For the year ended December 31, 2011, claims were capped at $250 per occurrence with an annual cap of approximately $2,650. The company is also self-insured for medical claims up to $125 per occurrence. The Company is fully insured for workers compensation claims. As of December 31, 2010 and 2011, the Company’s insurance reserves were $7,447 and $7,600, respectively, and are reflected in accrued other current liabilities in the consolidated balance sheets.

Revenue and Expense Recognition — Revenues are recognized when admissions and concession sales are received at the box office. Other revenues primarily consist of screen advertising. Screen advertising revenues are recognized over the period that the related advertising is delivered on-screen or in-theatre. The Company records proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognizes admissions or concession revenue when a holder redeems the card or certificate. The Company recognizes unredeemed gift cards and other advanced sale-type certificates as revenue only after such a period of time indicates, based on historical experience, the likelihood of redemption is remote, and based on applicable laws and regulations. In evaluating the likelihood of redemption, the Company considers the period outstanding, the level and frequency of activity, and the period of inactivity. The Company recognized unredeemed gift cards and other advanced sale-type certificates as revenues in the amount of $7,162, $7,073 and $7,846 during the years ended December 31, 2009, 2010 and 2011, respectively.

Film rental costs are accrued based on the applicable box office receipts and either mutually agreed upon firm terms or a sliding scale formula, which are generally established prior to the opening of the film, or estimates of the final mutually agreed upon settlement, which occurs at the conclusion of the film run, subject to the film licensing arrangement. Under a firm terms formula, the Company pays the distributor a mutually agreed upon specified percentage of box office receipts, which reflects either a mutually agreed upon aggregate rate for the life of the film or rates that decline over the term of the run. Under a sliding scale formula, film rental is paid as a percentage of box office revenues using a pre-determined matrix based upon box office performance of the film. The settlement process allows for negotiation of film rental fees upon the conclusion of the film run based upon how the film performs. Estimates are based on the expected success of a film. The success of a film can typically be determined a few weeks after a film is released when initial box office performance of the film is known. Accordingly, final settlements typically approximate estimates since box office receipts are known at the time the estimate is made and the expected success of a film can typically be estimated early in the film’s run. If actual settlements are different than those estimates, film rental costs are adjusted at that time. Advertising costs are expensed as incurred and the Company expensed $15,104, $16,147 and $18,052, respectively for the years ended December 31, 2009, 2010 and 2011.

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

Segments — For the years ended December 31, 2009, 2010 and 2011, the Company managed its business under two reportable operating segments, U.S. markets and international markets. See Note 23.

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

Acquisitions — The Company accounts for acquisitions under the acquisition method of accounting. The acquisition method requires that the acquired assets and liabilities, including contingencies, be recorded at fair

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

value determined on the acquisition date and changes thereafter reflected in income. For significant acquisitions, the Company obtains independent third party valuation studies for certain of the assets acquired and liabilities assumed to assist the Company in determining fair value. The estimation of the fair values of the assets acquired and liabilities assumed involves a number of estimates and assumptions that could differ materially from the actual amounts recorded. The Company provides the assumptions, including both quantitative and qualitative information, about the specified asset or liability to the third party valuation firms. The Company primarily utilizes the third parties to accumulate comparative data from multiple sources and assemble a report that summarizes the information obtained. The Company then uses the information to record estimated fair value. The third party valuation firms are supervised by Company personnel who are knowledgeable about valuations and fair value. The Company evaluates the appropriateness of the valuation methodology utilized by the third party valuation firm.

2.    NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU No. 2011-04”). ASU No. 2011-04 provides guidance which is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. It changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It is not intended for this update to result in a change in the application of the requirements in Topic 820. The amendments in ASU No. 2011-04 are to be applied prospectively. ASU No. 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011. Early application is not permitted. This update is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). In ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. They also do not change the presentation of related tax effects or the portrayal or calculation of earnings per share. The amendments in ASU No. 2011-05 should be applied retrospectively. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. ASU No. 2011-05 also required an entity to present on the face of the financial statements adjustments for items that are reclassified from accumulated other comprehensive income to net income, however, in December 2011 the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05”. The update defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The Company elected to adopt ASU No. 2011-05 and ASU No. 2011-12 for its fiscal 2011 and amendments have been applied retrospectively for all prior periods presented. The amendments do not require any transition disclosures.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350)” (“ASU No. 2011-08”). In ASU No. 2011-08, an entity is permitted to make a qualitative assessment of whether it

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The ASU’s objective is to simplify how an entity tests goodwill for impairment. The amendments in ASU No. 2011-08 are effective for annual and interim goodwill and impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company does not expect the adoption of ASU No. 2011-08 to have a material impact on its consolidated financial statements.

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

The following table presents computations of basic and diluted earnings per share under the two class method:

	Year ended December 31,
	2009	2010	2011
Numerator:
Net income attributable to Cinemark Holdings, Inc.	$97,108	$146,120	$130,557
Earnings allocated to participating share-based awards (1)	(635)	(1,399)	(1,458)

Net income attributable to common stockholders	$96,473	$144,721	$129,099

Denominator (shares in thousands):
Basic weighted average common stock outstanding	108,563	111,565	112,736
Common equivalent shares for stock options	1,594	213	41
Common equivalent shares for restricted stock units	98	373	447

Diluted	110,255	112,151	113,224

Basic earnings per share attributable to common stockholders	$0.89	$1.30	$1.15

Diluted earnings per share attributable to common stockholders	$0.87	$1.29	$1.14

(1)

For the years ended December 31, 2009, 2010 and 2011, a weighted average of approximately 714 shares, 1,076 shares and 1,274 shares of unvested restricted stock, respectively, are considered participating securities.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

4.    DIVIDENDS

In August 2007, the Company initiated a quarterly dividend policy, which was amended in November 2010. Below is a summary of dividends declared for the fiscal periods indicated.

Date Declared	Date of Record	Date Paid	Amount per Common Share (2)	Total Dividends (1)
02/13/09	03/05/09	03/20/09	$0.18	$19,619
05/13/09	06/02/09	06/18/09	$0.18	19,734
07/29/09	08/17/09	09/01/09	$0.18	19,739
11/04/09	11/25/09	12/10/09	$0.18	19,752

Total — Year ended December 31, 2009				$78,844

02/25/10	03/05/10	03/19/10	$0.18	$20,104
05/13/10	06/04/10	06/18/10	$0.18	20,313
07/29/10	08/17/10	09/01/10	$0.18	20,519
11/02/10	11/22/10	12/07/10	$0.21	24,201

Total — Year ended December 31, 2010				$85,137

02/24/11	03/04/11	03/16/11	$0.21	$24,056
05/12/11	06/06/11	06/17/11	$0.21	24,152
08/04/11	08/17/11	09/01/11	$0.21	24,157
11/03/11	11/18/11	12/07/11	$0.21	24,157

Total — Year ended December 31, 2011				$96,522

(1)

Of the dividends recorded during 2009, 2010 and 2011, $201, $635 and $684, respectively, were related to outstanding restricted stock units and will not be paid until such units vest. See Notes 19 and 20.

(2)	Beginning with the dividend declared on November 2, 2010, the Company’s board of directors raised the quarterly dividend to $0.21 per common share.

5.    ACQUISITIONS AND DISPOSITIONS

Acquisition of Theatres in the U.S.

On March 18, 2009, the Company acquired four theatres with 82 screens from Muvico Entertainment L.L.C. in an asset purchase for $48,950 in cash. The acquisition resulted in an expansion of the Company’s U.S. theatre base, as three of the theatres are located in Florida and one theatre is located in Maryland. The Company incurred approximately $113 in transaction costs, which are reflected in general and administrative expenses on the consolidated statement of income for the year ended December 31, 2009. The transaction was accounted for by applying the acquisition method. The following table represents the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date:

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

Acquisition of Theatres in Argentina

On August 25, 2011, the Company acquired ten theatres with 95 screens from Hoyts General Cinema South America, Inc. in a stock purchase for approximately $66,958 in cash. The acquisition resulted in an expansion of the Company’s international theatre base. The Company incurred approximately $200 in transaction costs, which are reflected in general and administrative expenses on the consolidated statement of income for year ended December 31, 2011. The transaction was accounted for by applying the acquisition method. The following table represents the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date:

Theatre properties and equipment	$24,098
Tradename	10,032
Favorable leases	3,919
Other intangible assets	884
Goodwill	43,018
Long-term debt	(5,993)
Deferred tax liability	(7,240)
Other liabilities, net of other assets	(1,760)

Total	$66,958

The weighted average amortization period for the intangible assets acquired is approximately seven years. The acquisition is subject to review by the Argentina Comisión Nacional de Defensa de la Competencia (“CNDC”).

Dispositions

During November 2010, the Company sold its one theatre in Canada for approximately $6,320 in cash proceeds and recorded a gain on sale of assets and other of approximately $7,025, which also reflected the write-off of a deferred rent liability related to the theatre.

During November 2010, the Company also sold its interest in a profit sharing agreement related to a previously sold Canadian property. The Company received proceeds of approximately $8,493 and recorded a gain on sale of assets and other.

6.    INVESTMENT IN NATIONAL CINEMEDIA LLC

The Company has an investment in National CineMedia, LLC (“NCM”). NCM operates a digital in-theatre network in the U.S. for providing cinema advertising and non-film events. Upon joining NCM, the Company entered into an Exhibitor Services Agreement, or the ESA, with NCM, pursuant to which NCM provides advertising, promotion and event services to our theatres. On February 13, 2007, National CineMedia, Inc. (“NCMI”), an entity that serves as the sole manager of NCM, completed an IPO of its common stock. In connection with the NCMI initial public offering, the Company amended its operating agreement and the ESA with NCMI. The ESA modification reflected a shift from circuit share expense under the prior ESA, which

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

obligated NCM to pay the Company a percentage of revenue, to a monthly theatre access fee, which significantly reduced the contractual amounts paid to us by NCM. The Company recorded the proceeds related to the ESA modification as deferred revenue, which is being amortized into other revenues over the life of the agreement using the units of revenue method. In consideration for NCM’s exclusive access to the Company’s theatre attendees for on-screen advertising and use of off-screen areas within the Company’s theatres for lobby entertainment and lobby promotions, the Company receives a monthly theatre access fee under the modified ESA. The theatre access fee is composed of a fixed payment per patron, initially seven cents, and a fixed payment per digital screen, which may be adjusted for certain reasons outlined in the modified ESA. The payment per theatre patron increases by 8% every five years, with the first such increase taking effect after the end of fiscal 2011, and the payment per digital screen, initially eight hundred dollars per digital screen per year, increases annually by 5%. For 2009, 2010 and 2011, the annual payment per digital screen was eight hundred eighty-two dollars, nine hundred twenty-six dollars and nine hundred seventy-two dollars, respectively. The theatre access fee paid in the aggregate to Regal, AMC and the Company will not be less than 12% of NCM’s Aggregate Advertising Revenue (as defined in the modified ESA), or it will be adjusted upward to reach this minimum payment. Additionally, with respect to any on-screen advertising time provided to the Company’s beverage concessionaire, the Company is required to purchase such time from NCM at a negotiated rate. The modified ESA has, except with respect to certain limited services, a remaining term of approximately 25 years.

As a result of the application of a portion of the proceeds it received from the NCMI initial public offering, the Company had a negative basis in its original membership units in NCM, which is referred to herein as the Company’s Tranche 1 Investment. Following the NCM, Inc. IPO, the Company does not recognize undistributed equity in the earnings on its Tranche 1 Investment until NCM’s future net earnings, less distributions received, surpass the amount of the excess distribution. The Company recognizes equity in earnings on its Tranche 1 Investment only to the extent it receives cash distributions from NCM. The Company recognizes cash distributions it receives from NCM on its Tranche 1 Investment as a component of earnings as Distributions from NCM. The Company believes that the accounting model provided by ASC 323-10-35-22 for recognition of equity investee losses in excess of an investor’s basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

Common Unit Adjustments

Pursuant to a Common Unit Adjustment Agreement dated as of February 13, 2007 between NCMI and the Company, AMC Entertainment, Inc. (“AMC”) and Regal Entertainment Group (“Regal”), which we refer to collectively as the Founding Members, annual adjustments to the common membership units are made primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each Founding Member. To account for the receipt of additional common units under the Common Unit Adjustment Agreement, we follow the guidance in FASB ASC 323-10-35-29 (formerly EITF 02-18, “Accounting for Subsequent Investments in an Investee after Suspension of Equity Loss Recognition”) by analogy, which also refers to AICPA Technical Practice Aid 2220.14, which indicates that if a subsequent investment is made in an equity method investee that has experienced significant losses, the investor must determine if the subsequent investment constitutes funding of prior losses. We concluded that the construction or acquisition of new theatres that has led to the common unit adjustments equates to making additional investments in NCM. We evaluated the receipt of the additional common units in NCM and the assets exchanged for these additional units and have determined that the right to use our incremental new screens would not be considered funding of prior losses. We account for these additional common units, which we refer to herein as our Tranche 2 Investment, as a separate investment than our Tranche 1 Investment. The common units received are recorded at fair value as an increase in our investment in NCM with an offset to deferred revenue. The deferred revenue is amortized over the remaining term of the ESA. Our Tranche 2 Investment is accounted for following the equity

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

method, with undistributed equity earnings related to our Tranche 2 Investment included as a component of earnings in equity in income (loss) of affiliates and distributions received related to our Tranche 2 Investment are recorded as a reduction of our investment basis. In the event that a common unit adjustment is determined to be a negative number, the Founding Member can elect to either transfer and surrender to NCM the number of common units equal to all or part of such Founding Member’s common unit adjustment or to pay to NCM an amount equal to such Founding Member’s common unit adjustment calculated in accordance with the Common Unit Adjustment Agreement. If the Company then elects to surrender common units as part of a negative common unit adjustment, the Company would record a reduction to deferred revenue at the then fair value of the common units surrendered and a reduction of the Company’s Tranche 2 Investment at an amount equal to the weighted average cost for Tranche 2 common units, with the difference between the two values recorded as a gain or loss on sale of assets and other.

During March 2009, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, the Company received an additional 1,197,303 common units of NCM, each of which is convertible into one share of NCM, Inc. common stock. The Company recorded the additional common units received at fair value as part of its Tranche 2 Investment with a corresponding adjustment to deferred revenue of $15,536.

During March 2010, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, the Company received an additional 1,757,548 common units of NCM, each of which is convertible into one share of NCM, Inc. common stock. The Company recorded the additional common units received at fair value as part of its Tranche 2 Investment with a corresponding adjustment to deferred revenue of $30,683. Subsequent to the annual common unit adjustment discussed above, in May 2010, one of NCM’s other founding members completed an acquisition of another theatre circuit that required an extraordinary common unit adjustment calculation by NCM in accordance with the Common Unit Adjustment Agreement. As a result of this extraordinary common unit adjustment, the founding member was granted additional common units of NCM, which resulted in dilution of the Company’s ownership interest in NCM. The Company recognized a change of interest gain of approximately $271 during the year ended December 31, 2010 as a result of this extraordinary common unit adjustment, which is reflected in (gain) loss on sale of assets and other on the consolidated statement of income.

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

As of December 31, 2011, the Company owned a total of 17,495,920 common units of NCM, which represented an approximate 16% interest.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Summary of Activity with NCM

Below is a summary of activity with NCM included in the Company’s consolidated financial statements:

	Investment in NCM	Deferred Revenue	Distributions from NCM	Equity in Earnings	Other Revenue	Cash Received
Balance as of January 1, 2009	$19,141	$(189,847)
Receipt of common units due to annual common unit adjustment	$15,536	$(15,536)	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	(5,711)	5,711
Receipt of excess cash distributions	(2,358)	—	(17,738)	—	—	20,096
Receipt under tax receivable agreement	—	—	(3,084)	—	—	3,084
Equity in earnings	1,913	—	—	(1,913)	—	—
Amortization of deferred revenue	—	2,377	—	—	(2,377)	—

Balance as of and for the period ended December 31, 2009	$34,232	$(203,006)	$(20,822)	$(1,913)	$(8,088)	$28,891

Receipt of common units due to annual common unit adjustment	$30,683	$(30,683)	$—	$—	$—	$—
Change of interest gain due to extraordinary common unit adjustment (2)	271	—	—	—	—	—
Revenues earned under ESA (1)	—	—	—	—	(5,033)	5,033
Receipt of excess cash distributions	(4,753)	—	(19,616)	—	—	24,369
Receipt under tax receivable agreement	(520)	—	(3,742)	—	—	4,262
Equity in earnings	4,463	—	—	(4,463)	—	—
Amortization of deferred revenue	—	3,116	—	—	(3,116)	—

Balance as of and for the period ended December 31, 2010	$64,376	$(230,573)	$(23,358)	$(4,463)	$(8,149)	$33,664

Receipt of common units due to annual common unit adjustment	$9,302	$(9,302)	$—	$—	$—	$—
Revenues earned under ESA (1)		—	—	—	(5,890)	5,890
Receipt of excess cash distributions	(6,322)	—	(20,023)	—	—	26,345
Receipt under tax receivable agreement	(729)	—	(4,138)	—	—	4,867
Equity in earnings	5,413	—	—	(5,413)	—	—
Amortization of deferred revenue	—	3,565	—	—	(3,565)	—

Balance as of and for the period ended December 31, 2011	$72,040	$(236,310)	$(24,161)	$(5,413)	$(9,455)	$37,102

(1)

Amounts include the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire. The amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire were approximately $9,719, $10,156 and $10,733 for the years ended December 31, 2009, 2010 and 2011, respectively.

(2)	Change in interest gain is included in (gain) loss on sale of assets and other on the consolidated statement of income.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The tables below present summary financial information for NCM for the periods indicated (information for the year ended December 29, 2011 was not yet available):

	Year Ended
	January 1, 2009	December 31, 2009	December 31, 2010
Gross revenues	$369,524	$380,667	$427,475
Operating income	$173,179	$168,146	$190,559
Net income	$95,328	$128,531	$139,541

	As of December 31,
	2009	2010
Total assets	$304,406	$425,972
Total liabilities	$944,008	$932,549

7.    INVESTMENT IN DIGITAL CINEMA IMPLEMENTATION PARTNERS

On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as Digital Cinema Implementation Partners LLC (“DCIP”) to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema.

On March 10, 2010, the Company signed a master equipment lease agreement and other related agreements (collectively the “Agreements”) with Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company. Upon signing the Agreements, the Company contributed the majority of its U.S. digital projection systems at a fair value of $16,380 to DCIP, which DCIP then contributed to Kasima. The net book value of the contributed equipment was approximately $18,090, and as a result, the Company recorded a loss of approximately $1,710, which is reflected in (gain) loss on sale of assets and other on the consolidated statement of income for the year ended December 31, 2010. During April 2010, the Company sold additional U.S. digital projection systems with a net book value of approximately $1,520 to Kasima for approximately $1,197, resulting in an additional loss of approximately $323, which is reflected in (gain) loss on sale of assets and other on the consolidated statement of income for the year ended December 31, 2010. During 2011, the Company sold additional U.S. digital projection systems with a net book value of approximately $3,777 to DCIP for approximately $2,739, resulting in a loss of approximately $1,038, which is reflected in (gain) loss on sale of assets and other on the consolidated statement of income for the year ended December 31, 2011.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

As of December 31, 2011, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting. Below is a rollforward of our investment in DCIP from January 1, 2009 through December 31, 2011:

Balance as of January 1, 2009	$1,017
Cash contributions to DCIP	2,500
Equity in losses	(2,877)

Balance as of December 31, 2009	$640
Cash contributions to DCIP	2,813
Equipment contributions to DCIP, at fair value	16,380
Distributions received from DCIP	(1,068)
Equity in losses	(7,927)

Balance as of December 31, 2010	$10,838
Cash contributions to DCIP	1,471
Equity in income	489

Balance as of December 31, 2011	$12,798

As a result of the Agreements, the Company has installed digital projection systems to a majority of its first run U.S. theatres. The digital projection systems are being leased from Kasima under an operating lease with an initial term of twelve years that contains ten one-year fair value renewal options. The equipment lease agreement also contains a fair value purchase option. Under the equipment lease agreement, the Company pays minimum annual rent of one thousand dollars per digital projection system for the first six and a half years from the effective date of the agreement and minimum annual rent of three thousand dollars per digital projection system beginning at six and a half years from the effective date through the end of the lease term. The Company may also be subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the agreements. Certain of the other rent payments are subject to either a monthly or an annual maximum. As of December 31, 2011, the Company had 3,460 digital projection systems being leased under the master equipment lease agreement with Kasima. The Company recorded equipment lease expense of approximately $1,354 and $5,332 during the years ended December 31, 2010 and 2011, respectively, which is included in utilities and other costs on the consolidated statements of income.

The digital projection systems leased from Kasima replaced a majority of the Company’s existing 35 millimeter projection systems in its U.S. theatres. Therefore, upon signing the agreements, the Company began accelerating the depreciation of these existing 35 millimeter projection systems. The Company recorded depreciation expense of approximately $9,423 and $10,604 on its domestic 35 millimeter projection systems during the years ended December 31, 2010 and 2011, respectively. The Company’s domestic 35 millimeter projection systems have been fully depreciated as of December 31, 2011.

8.    INVESTMENT IN REALD

The Company licenses 3-D systems from RealD. Under its license agreement with RealD, the Company earned options to purchase shares of RealD common stock as it installed a certain number of 3-D systems as outlined in the license agreement. During 2010, the Company earned a total of 1,085,828 options to purchase shares of common stock in RealD. Upon vesting in these options, the Company recorded a total investment in RealD of approximately $18,909, which represented the estimated aggregate fair value of the options, with an offset to deferred lease incentive liability. The fair value measurements used to estimate the fair value of RealD

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

options in which the company vested during the year ended December 31, 2010, as discussed above, fell under Level 2 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. The fair value measurement for the Company’s investment in RealD transferred from Level 2 to Level 1 during the year ended December 31, 2011. Previous fair value estimates for the investment were based on RealD’s quoted stock price, discounted to reflect the impact of a lock-up period to which the Company was subject. The lock-up period expired during January 2011; therefore, the fair value estimates for the investment subsequent to January 2011 were based on RealD’s stock price with no adjustments.

During the year ended December 31, 2011, the Company vested in an additional 136,952 RealD options by reaching the final target level, as outlined in the license agreement. Upon vesting in these additional options, the Company recorded an increase in its investment in RealD and its deferred lease incentive liability of approximately $3,402, which represented the estimated fair value of the RealD options. The fair value measurements were based upon RealD’s quoted stock prices on the dates of vesting. These fair value measurements fall under Level 1 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. The deferred lease incentive liability, which is reflected in other long-term liabilities on the consolidated balance sheets, is being amortized over the term of the license agreement, which is approximately seven and one-half years.

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

As of December 31, 2011, the Company owned 1,222,780 shares in RealD, with an estimated fair value of $9,709. The fair value of the RealD shares as of December 31, 2011 was determined based upon the quoted price of RealD’s common stock on December 30, 2011, which falls under Level 1 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. During the year ended December 31, 2011, the Company recorded an unrealized holding loss of approximately $21,694, before taxes, as a component of accumulated other comprehensive income (loss).

During the year ended December 31, 2011, the Company recognized an other-than-temporary impairment on its investment in RealD due to the length of time and extent to which RealD’s quoted stock price has been below the Company’s basis in the stock. As a result of the other-than-temporary impairment, the Company reclassified approximately $12,610, which represented cumulative net unrealized holding losses, from accumulated other comprehensive income (loss) to earnings.

Below is a rollforward of the Company’s investment in RealD from January 2010 through December 31, 2011:

Balance as of January 1, 2010	$—
Fair value of options earned	18,909
Unrealized holding gain	9,084

Balance as of December 31, 2010	$27,993
Fair value of options earned	3,402
Exercise of options at $0.00667 per share	8
Unrealized holding loss	(21,694)

Balance as of December 31, 2011	$9,709

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

9.    SHARE EXCHANGES WITH AND PURCHASES OF NONCONTROLLING INTERESTS

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

During November 2010, the Company purchased its noncontrolling interests’ 20% share of Cinemark Panama S.A. (“Cinemark Panama”) for approximately $888 in cash. The transaction was accounted for as an equity transaction in accordance with ASC Topic 810-10-45-23. The book value of Cinemark Panama’s noncontrolling interest was approximately $498, therefore the Company recorded an adjustment to additional paid-in-capital of approximately $390. As a result of the transaction, the Company owns 100% of the shares in Cinemark Panama.

During May 2011, the Company purchased its Chilean partners’ 2.6% share of Cinemark Chile S.A. (“Cinemark Chile”) for approximately $1,443 in cash. The increase in the Company’s ownership interest in its Chilean subsidiary was accounted for as an equity transaction in accordance with ASC Topic 810-10-45-23. The Company recorded a decrease in additional paid-in-capital of approximately $1,402, which represented the difference between the cash paid and the book value of the Chilean partners’ noncontrolling interest account of approximately $917, plus the Chilean partners’ share of accumulated other comprehensive loss of approximately $485. As a result of this transaction, the Company owns 100% of the shares in Cinemark Chile.

10.    GOODWILL AND OTHER INTANGIBLE ASSETS — NET

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance January 1, 2010 (1)	$948,026	$168,276	$1,116,302
Foreign currency translation adjustments	—	6,669	6,669

Balance at December 31, 2010 (1)	$948,026	$174,945	$1,122,971
Acquisition of ten theatres in Argentina (see Note 5)	—	43,018	43,018
Foreign currency translation adjustments	—	(15,352)	(15,352)

Balance at December 31, 2011 (1)	$948,026	$202,611	$1,150,637

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

As of December 31, intangible assets-net, consisted of the following:

	January 1, 2010	Amortization	Other (1)	December 31, 2010
Intangible assets with finite lives:
Gross carrying amount	$82,984	$—	$(18,665)	$64,319
Accumulated amortization	(50,466)	(5,126)	9,407	(46,185)

Total net intangible assets with finite lives	32,518	(5,126)	(9,258)	18,134
Intangible assets with indefinite lives:
Tradename	310,480	—	590	311,070

Total intangible assets — net	$342,998	$(5,126)	$(8,668)	$329,204

	December 31, 2010	Additions (2)	Amortization	Other (1)	December 31, 2011
Intangible assets with finite lives:
Gross carrying amount	$64,319	$14,835	$—	$(4,773)	$74,381
Accumulated amortization	(46,185)	—	(4,579)	3,451	(47,313)

Total net intangible assets with finite lives	18,134	14,835	(4,579)	(1,322)	27,068
Intangible assets with indefinite lives:
Tradename	311,070	—	—	(1,231)	309,839

Total intangible assets — net	$329,204	$14,835	$(4,579)	$(2,553)	$336,907

(1)

Activity for 2010 includes a write-off of approximately $5,814 for a vendor contract in Mexico that was terminated, approximately $2,294 related to the Company’s original IMAX license agreement that was terminated, impairment charges of approximately $1,527 and foreign currency translation adjustments. Activity for 2011 includes the write-off of approximately $549 for a vendor contract in Brazil that was terminated and foreign currency translation adjustments.

(2)	See Note 5.

Estimated aggregate future amortization expense for intangible assets is as follows:

For the year ended December 31, 2012	$4,716
For the year ended December 31, 2013	4,536
For the year ended December 31, 2014	3,978
For the year ended December 31, 2015	3,660
For the year ended December 31, 2016	3,429
Thereafter	6,749

Total	$27,068

11.    IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. See Note 1 for discussion of the Company’s impairment evaluation.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company’s long-lived asset impairment losses are summarized in the following table:

	Year Ended December 31,
	2009	2010	2011
United States theatre properties	$10,013	$5,166	$3,635
International theatre properties	1,340	5,668	3,398

Subtotal	$11,353	$10,834	$7,033
Intangible assets (see Note 10)	358	1,527	—
Equity investment	147	177	—

Impairment of long-lived assets	$11,858	$12,538	$7,033

The long-lived asset impairment charges recorded during each of the years presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. As of December 31, 2011, the estimated aggregate fair value of the long-lived assets impaired during the year ended December 31, 2011 was approximately $3,596.

12.    DEFERRED CHARGES AND OTHER ASSETS — NET

As of December 31, deferred charges and other assets — net consisted of the following:

	December 31,
	2010	2011
Debt issue costs	$45,510	45,826
Less: Accumulated amortization	(16,235)	(18,956)

Subtotal	29,275	26,870
Long-term prepaid rents	17,773	15,778
Interest rate swap assets (see Note 14)	8,955	—
Construction related deposits	5,426	6,463
Lease deposits	—	2,208
Equipment to be placed in service	7,753	10,495
Other	1,796	2,166

Total	$70,978	$63,980

During the year ended December 31, 2011, the Company paid debt issue costs of approximately $4,427 related to the issuance of its 7.375% senior subordinated notes and the Company wrote off approximately $2,183 in unamortized debt issue costs for its senior secured credit facility related to the prepayment of approximately $157,235 of its outstanding term loan debt under the facility. See Note 13 for discussion of long term debt activity.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

13.    LONG-TERM DEBT

As of December 31, long-term debt consisted of the following:

	December 31,
	2010	2011
Cinemark USA, Inc. term loan	$1,072,764	$905,887
Cinemark USA, Inc. 8.625% senior notes due 2019 (1)	459,677	460,530
Cinemark USA, Inc. 7.375% senior subordinated notes due 2021	—	200,000
Hoyts General Cinema (Argentina) bank loan due 2013	—	5,804

Total long-term debt	1,532,441	1,572,221
Less current portion	10,836	12,145

Long-term debt, less current portion	$1,521,605	$1,560,076

(1)	Includes the $470,000 aggregate principal amount of the 8.625% senior notes net of the unamortized discount of $10,323 and $9,470 at December 31, 2010 and 2011, respectively.

Senior Secured Credit Facility

On October 5, 2006, in connection with the Century Acquisition, Cinemark USA, Inc. entered into a senior secured credit facility that provided for a $1,120,000 term loan and a $150,000 revolving credit line. On March 2, 2010, the Company completed an amendment and extension to its existing senior secured credit facility to primarily extend the maturities of the facility and make certain other modifications. Approximately $924,375 of the Company’s then remaining outstanding $1,083,600 term loan debt was extended from an original maturity date of October 2013 to a maturity date of April 2016. The then remaining term loan debt of $159,225 that was not extended continued to have a maturity date of October 2013. On June 3, 2011, the Company prepaid the remaining $157,235 of its unextended term loan debt utilizing a portion of the proceeds from the issuance of the Cinemark USA, Inc. 7.375% senior subordinated notes discussed below. There were no prepayment penalties incurred upon the prepayment of the term loan debt. Subsequent to the prepayment, the quarterly payments due on the term loan are approximately $2,311 per quarter through March 2016 with the remaining principal amount of approximately $866,602 due April 30, 2016. The prepayment did not impact the interest rate applicable to the remaining portion of the term loan debt, which accrues interest at Cinemark USA, Inc.’s option at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a 2.25% margin per annum, or (B) a “eurodollar rate” plus a 3.25% margin per annum.

The prepayment did not impact the interest rate applicable to or the maturity of the Company’s revolving credit line. The maturity date of $73,500 of Cinemark USA, Inc.’s $150,000 revolving credit line has been extended from October 2012 to March 2015. The maturity date of the remaining $76,500 of Cinemark USA, Inc.’s revolving credit line did not change and remains October 2012. The interest rate on the original revolving credit line accrues interest, at Cinemark USA, Inc.’s option, at: (A) a base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5 and (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.50% to 1.00% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.50% to 2.00% per annum. The interest rate on the extended revolving credit line accrues interest, at Cinemark USA, Inc.’s option at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 1.75% to 2.0% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 2.75% to 3.0% per annum. The margin of the revolving credit line is determined by the consolidated net senior secured leverage ratio as defined in the credit agreement.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company incurred debt issue costs of approximately $8,858 during the year ended December 31, 2010 related to the amendment and extension of its senior secured credit facility. These costs are being amortized over the remaining term of the facility.

As a result of the prepayment, the Company wrote-off approximately $2,183 in unamortized debt issue costs related to the unextended portion of term loan debt that was prepaid. In addition, the Company determined that a portion of the quarterly interest payments hedged by two of its current interest rate swap agreements under cash flow hedges and the quarterly interest payments related to its previously terminated interest rate swap agreement were probable not to occur and therefore reclassified approximately $2,760 of its accumulated other comprehensive loss related to these cash flow hedges to earnings, as a component of loss on early retirement of debt. The Company also paid fees of $2, which are reflected in loss on early retirement of debt for the year ended December 31, 2011.

As of December 31, 2011, there was approximately $905,887 outstanding under the term loan and no borrowings outstanding under the revolving credit line. The weighted average interest rate on outstanding term loan borrowings under the senior secured credit facility at December 31, 2011 was approximately 5.0% per annum.

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

The senior secured credit facility contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on Cinemark USA, Inc.’s ability, and in certain instances, its subsidiaries’ and Cinemark Holdings, Inc.’s ability, to consolidate or merge or liquidate, wind up or dissolve; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends, and repurchase stock; and make capital expenditures and investments. If Cinemark USA, Inc. has borrowings outstanding on the revolving credit line, it is required to satisfy a consolidated net senior secured leverage ratio covenant as determined in accordance with the senior secured credit facility.

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

Senior Notes

On June 29, 2009, Cinemark USA, Inc. issued $470,000 aggregate principal amount of 8.625% senior notes due 2019 with an original issue discount of $11,468, resulting in proceeds of approximately $458,532. The proceeds were primarily used to fund the repurchase of the remaining $419,403 aggregate principal amount at maturity of Cinemark, Inc.’s 9.75% senior discount notes discussed below. Interest is payable on June 15 and December 15 of each year. The senior notes mature on June 15, 2019. The original issue discount is being amortized on the effective interest method over the term of the senior notes. The Company incurred debt issue costs of $12,722 in connection with the issuance during the year ended December 31, 2009. As of December 31, 2011, the carrying value of the senior notes was $460,530.

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

The indenture to the senior notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) consummate specified asset sales, (2) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (3) incur additional indebtedness and issue preferred stock, (4) enter into transactions with affiliates, (5) enter new lines of business, (6) merge or consolidate with, or sell all or substantially all of its assets to, another person and (7) create liens. Upon a change of control of Cinemark Holdings, Inc. or Cinemark USA, Inc., Cinemark USA, Inc. would be required to make an offer to repurchase the senior notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. Certain asset dispositions are considered triggering events that may require Cinemark USA, Inc. to use the proceeds from those asset dispositions to make an offer to purchase the notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase if such proceeds are not otherwise used within 365 days as described in the indenture. The indenture governing the senior notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2011 was 5.1 to 1.

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

Senior Subordinated Notes

On June 3, 2011, Cinemark USA, Inc. issued $200,000 aggregate principal amount of 7.375% senior subordinated notes due 2021, at par value. The proceeds, after payment of fees, were primarily used to fund the prepayment of the remaining $157,235 of the Company’s unextended portion of term loan debt under its senior secured credit facility. Interest on the senior subordinated notes is payable on June 15 and December 15 of each year beginning on December 15, 2011. The senior subordinated notes mature on June 15, 2021. The Company incurred debt issue costs of approximately $4,427 in connection with the issuance.

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

The indenture to the senior subordinated notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. Upon a change of control, as defined in the Indenture, the Company would be required to make an offer to repurchase the senior subordinated notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the senior subordinated notes allows Cinemark USA, Inc. to incur additional indebtedness if we satisfy the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1, and our actual ratio as of December 31, 2011 was 5.1 to 1.

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

Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the Securities and Exchange Commission (the “Commission”) on July 27, 2011 pursuant to which Cinemark USA, Inc. offered to exchange the senior subordinated notes for substantially similar registered senior subordinated notes. The

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

registration statement became effective August 4, 2011, and approximately $199,500 of the notes were exchanged on September 7, 2011. The registered senior subordinated notes, issued in the exchange, do not have transfer restrictions. Approximately $500 of the notes were not exchanged as of December 31, 2011.

Senior Discount Notes

On March 31, 2004, Cinemark, Inc. issued approximately $577,173 aggregate principal amount at maturity of 9.75% senior discount notes due 2014. Interest on the notes accreted until March 15, 2009 up to their aggregate principal amount. Subsequently, cash interest accrued and was payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2009.

Prior to 2009, Cinemark, Inc. repurchased on the open market $157,770 aggregate principal amount at maturity of its 9.75% senior discount notes for approximately $138,949 including accreted interest of $37,333 and net cash premiums of $2,843. Cinemark, Inc. funded these repurchases with proceeds from the Company’s initial public offering and available cash from operations.

On June 15, 2009, Cinemark, Inc. commenced a cash tender offer for any and all of its 9.75% senior discount notes due 2014, of which $419,403 aggregate principal amount at maturity remained outstanding. In connection with the tender offer, Cinemark, Inc. solicited consents to adopt proposed amendments to the indenture to eliminate substantially all restrictive covenants and certain events of default provisions. On June 29, 2009, approximately $402,459 aggregate principal amount at maturity of the 9.75% senior discount notes were tendered and repurchased by the Company for approximately $433,415, including accrued interest of $11,336 and tender premiums paid of $19,620. The Company funded the repurchase with the proceeds from the issuance of the Cinemark USA, Inc. senior notes discussed above. On August 3, 2009, Cinemark, Inc. delivered to the Bank of New York Trust Company N.A., as trustee, a notice to redeem the $16,944 aggregate principal amount at maturity of the Company’s 9.75% senior discount notes remaining outstanding. The notice specified September 8, 2009 as the redemption date, at which time the Company paid approximately $18,564, consisting of a redemption price of 104.875% of the face amount of the discount notes remaining outstanding plus accrued and unpaid interest to, but not including, the redemption date. The Company funded the redemption with proceeds from the issuance of the Cinemark USA, Inc. senior notes discussed above. The Company recorded a loss on early retirement of debt of approximately $27,878 during the year ended December 31, 2009, which included tender and call premiums paid, other fees and the write-off of unamortized debt issue costs.

Former Senior Subordinated Notes

On February 11, 2003, Cinemark USA, Inc. issued $150,000 aggregate principal amount of 9% senior subordinated notes due 2013 and on May 7, 2003, Cinemark USA, Inc. issued an additional $210,000 aggregate principal amount of 9% senior subordinated notes due 2013, collectively referred to as the 9% senior subordinated notes. Interest was payable on February 1 and August 1 of each year.

Prior to 2009, Cinemark USA, Inc. repurchased a total of $359,819 aggregate principal amount of its 9% senior subordinated notes. The transactions were funded by Cinemark USA, Inc. with the proceeds from its sale of a portion of its investment in NCM during 2007 and available cash from its operations. Cinemark USA, Inc. also executed a supplemental indenture removing substantially all of the restrictive covenants and certain events of default.

On October 14, 2010, Cinemark USA, Inc. redeemed the $181 remaining outstanding 9% senior subordinated notes. The Company recorded a loss on early retirement of debt of approximately $3 during the year ended December 31, 2010, consisting of premiums paid.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Fair Value of Long Term Debt

The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35. The carrying value of the Company’s long term debt was $1,572,221 and $1,532,441 as of December 31, 2011 and 2010, respectively. The fair value of the Company’s long term debt was $1,622,286 and $1,581,963 as of December 31, 2011 and 2010, respectively.

Covenant Compliance and Debt Maturity

As of December 31, 2011, the Company believes it was in full compliance with all agreements, including related covenants, governing its outstanding debt. The Company’s long-term debt at December 31, 2011 matures as follows:

2012	$12,145
2013	12,145
2014	9,244
2015	9,244
2016	868,913
Thereafter	660,530	(1)

Total	$1,572,221

(1)	Reflects the aggregate principal amount at maturity of the 8.625% senior notes before the original issue discount of $9,470.

14.    INTEREST RATE SWAP AGREEMENTS

The Company is currently a party to five interest rate swap agreements that qualify for cash flow hedge accounting. No premium or discount was incurred upon the Company entering into any of its interest rate swap agreements because the pay rates and receive rates on the interest rate swap agreements represented prevailing rates for each counterparty at the time each of the interest rate swap agreements was consummated. The fair values of the interest rate swaps are recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive income (loss) and the ineffective portion reported in earnings. The changes in fair values are reclassified from accumulated other comprehensive income (loss) into earnings in the same period that the hedged items affect earnings. For the years ended December 31, 2009, 2010 and 2011, the Company reclassified $10,395, $11,771 and $15,929, respectively, from accumulated other comprehensive income (loss) into earnings.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of the Company’s current interest rate swap agreements designated as hedge agreements as of December 31, 2011:

Amount Designated as a Hedge		Nominal Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	Current Liability (1)	Long- Term Liability (2)	Estimated Total Fair Value at December 31, 2011
$106,632	(3)	$125,000	August 2007	4.9220%	3-Month LIBOR	August 2012	$3,375	$—	$3,375
$63,983	(4)	$75,000	November 2008	3.6300%	1-Month LIBOR	November 2012	2,124	—	2,124
$175,000		$175,000	December 2010	1.3975%	1-Month LIBOR	September 2015	1,605	2,228	3,833
$175,000		$175,000	December 2010	1.4000%	1-Month LIBOR	September 2015	1,632	2,271	3,903
$100,000		$100,000	November 2011	1.7150%	1-Month LIBOR	April 2016	1,243	2,098	3,341

$620,615		$650,000					$9,979	$6,597	$16,576

(1)	Included in accrued other current liabilities on the consolidated balance sheet as of December 31, 2011.
(2)	Included in other long-term liabilities on the consolidated balance sheet as of December 31, 2011.
(3)	An additional $18,368 of this original $125,000 swap is no longer designated as a hedge as a result of the prepayment of the unextended portion of the Company’s term loan debt.
(4)	An additional $11,017 of this original $75,000 swap is no longer designated as a hedge as a result of the prepayment of the unextended portion of the Company’s term loan debt.

During June 2011, the Company prepaid the remaining unextended portion of its term loan debt under its senior secured credit facility (see Note 13). As a result, the Company determined that a portion of the quarterly interest payments hedged by two of its current interest rate swap agreements and the quarterly interest payments related to its previously terminated interest rate swap agreement were probable not to occur and therefore reclassified approximately $2,760 of its accumulated other comprehensive loss related to these cash flow hedges to earnings, as a component of loss on early retirement of debt, during the year ended December 31, 2011.

The Company was previously a party to an interest rate swap agreement that was effective during 2007 with a counterparty that filed for bankruptcy during September 2008 and whose credit rating was downgraded as a result. Prior to the counterparty’s credit rating downgrade, the change in fair value of the interest rate swap was recorded as a component of accumulated other comprehensive income (loss). Subsequent to the counterparty’s credit rating downgrade, the change in fair value of the interest rate swap was recorded in earnings as a component of interest expense. The Company terminated the interest rate swap agreement during October 2008. The Company determined that the forecasted transactions hedged by this interest rate swap are still probable to occur, thus the total amount previously reported in accumulated other comprehensive income (loss) related to this interest rate swap agreement of $18,147 is being amortized on a straight-line basis to interest expense over the period during which the forecasted transactions are expected to occur, which is September 15, 2008 through August 13, 2012. The Company amortized approximately $4,633, $4,633 and $4,236 to interest expense during the years ended December 31, 2009, 2010 and 2011, respectively. The Company will amortize approximately $3,953 to interest expense over the next twelve months.

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

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of December 31, 2011:

	Carrying Value	Fair Value
Description		Level 1	Level 2	Level 3
Interest rate swap liabilities — current (see Note 14)	$(9,979)	$—	$—	$(9,979)
Interest rate swap liabilities — long term (see Note 14)	$(6,597)	$—	$—	$(6,597)
Investment in RealD (see Note 8)	$9,709	$9,709	$—	$—

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of December 31, 2010:

	Carrying Value	Fair Value
Description		Level 1	Level 2	Level 3
Interest rate swap liabilities — current (see Note 14)	$(2,928)	$—	$—	$(2,928)
Interest rate swap liabilities — long term (see Note 14)	$(13,042)	$—	$—	$(13,042)
Interest rate swap assets — long term (see Note 14)	$8,955	$—	$—	$8,955
Investment in RealD (see Note 8)	$27,993	$—	$27,993	$—

Below is a reconciliation of the beginning and ending balance for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Liabilities		Assets
	2011	2010	2011	2010
Beginning balances — January 1	$15,970	$18,524	$8,955	$—
Total gain (loss) included in accumulated other comprehensive income (loss)	1,736	(2,554)	(8,955)	8,955
Total gain included in earnings	(1,130)	—	—	—

Ending balances — December 31	$16,576	$15,970	$—	$8,955

There were no changes in valuation techniques during the period. The fair value measurement for the Company’s investment in RealD transferred from Level 2 to Level 1 during the year ended December 31, 2011. Previous fair value estimates for the investment were based on RealD’s quoted stock price, discounted to reflect

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

the impact of a lock-up period to which the Company was subject. The lock-up period expired during January 2011; therefore, the fair value estimates for the investment subsequent to January 2011 were based on RealD’s stock price with no adjustments. See Note 8 for more information on the Company’s investment in RealD. There were no transfers in or out of Level 3 during the year ended December 31, 2011.

16.    FOREIGN CURRENCY TRANSLATION

The accumulated other comprehensive income (loss) account in stockholders’ equity of $28,181 and $(23,682) at December 31, 2010 and December 31, 2011, respectively, includes the cumulative foreign currency gains (losses) of $34,248 and $(11,325), respectively, from translating the financial statements of the Company’s international subsidiaries, the change in fair values of the Company’s interest rate swap agreements that are designated as hedges and the change in fair value of the Company’s available-for-sale securities.

In 2010 and 2011, all foreign countries where the Company has operations were deemed non-highly inflationary and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive income (loss).

On December 31, 2011, the exchange rate for the Brazilian real was 1.87 reais to the U.S. dollar (the exchange rate was 1.67 reais to the U.S. dollar at December 31, 2010). As a result, the effect of translating the December 31, 2011 Brazilian financial statements into U.S. dollars is reflected as a foreign currency translation adjustment to the accumulated other comprehensive income (loss) account as a decrease in stockholders’ equity of $28,000. At December 31, 2011, the total assets of the Company’s Brazilian subsidiaries were U.S. $327,679.

On December 31, 2011, the exchange rate for the Mexican peso was 14.00 pesos to the U.S. dollar (the exchange rate was 12.39 pesos to the U.S. dollar at December 31, 2010). As a result, the effect of translating the December 31, 2011 Mexican financial statements into U.S. dollars is reflected as a foreign currency translation adjustment to the accumulated other comprehensive income (loss) account as a decrease in stockholders’ equity of $11,818. At December 31, 2011, the total assets of the Company’s Mexican subsidiaries were U.S. $121,935.

On December 31, 2011, the exchange rate for the Argentinean peso was 4.31 pesos to the U.S. dollar (the exchange rate was 3.98 pesos to the U.S. dollar at December 31, 2010). As a result, the effect of translating the December 31, 2011 Argentinean financial statements into U.S. dollars is reflected as a foreign currency translation adjustment to the accumulated other comprehensive income (loss) account as a decrease in stockholders’ equity of $4,196. At December 31, 2011, the total assets of the Company’s Argentinean subsidiaries were U.S. $128,524.

On December 31, 2011, the exchange rate for the Chilean peso was 520.70 pesos to the U.S. dollar (the exchange rate was 473.20 pesos to the U.S. dollar at December 31, 2010). As a result, the effect of translating the December 31, 2011 Chilean financial statements into U.S. dollars is reflected as a foreign currency translation adjustment to the accumulated other comprehensive income (loss) account as a decrease in stockholders’ equity of $3,324. At December 31, 2011, the total assets of the Company’s Chilean subsidiaries were U.S. $40,084.

The effect of translating the December 31, 2011 financial statements of the Company’s other international subsidiaries, with local currencies other than the U.S. dollar, is reflected as a foreign currency translation adjustment to the accumulated other comprehensive income (loss) account as an increase in stockholders’ equity of $1,280.

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

17.    INVESTMENTS IN AND ADVANCES TO AFFILIATES

The Company had the following investments in and advances to affiliates at December 31:

	December 31,
	2010	2011
Cinemark — Core Pacific, Ltd. (Taiwan) — investment, at cost — 14% interest	$1,383	$1,383
Other	1,236	160

Total	$2,619	$1,543

18.    NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in subsidiaries of the Company were as follows at December 31:

	December 31,
	2010	2011
Cinemark Partners II — 49.2% interest (in one theatre)	$8,655	$7,864
Greeley Ltd. — 49.0% interest (in one theatre)	857	695
Others	2,093	2,203

Total	$11,605	$10,762

Below is a summary of the impact of changes in the Company’s ownership interest in its subsidiaries on its equity:

	Years ended December 31,
	2009	2010	2011
Net income attributable to Cinemark Holdings, Inc.	$97,108	$146,120	$130,557

Transfers from noncontrolling interests
Increase in Cinemark Holdings, Inc. common stock and additional paid-in-capital for the Colombia Share Exchange (see Note 9)	$—	$6,951	$—
Decrease in Cinemark Holdings, Inc. additional paid-in-capital for the buyout of Panama noncontrolling interests (see Note 9)	—	(390)	—
Increase in Cinemark Holdings, Inc. additional paid-in-capital for the buyout of Argentina noncontrolling interests	23	—	—
Decrease in Cinemark Holdings, Inc. additional paid-in-capital for the buyout of Chile noncontrolling interests (see Note 9)	—	—	(1,402)

Net transfers from non-controlling interests	23	6,561	(1,402)

Change from net income attributable to Cinemark
Holdings, Inc. and transfers from noncontrolling interests	$97,131	$152,681	$129,155

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

The Company’s ability to pay dividends is effectively limited by its status as a holding company and the terms of its indentures and its subsidiary’s senior secured credit facility, which also significantly restrict the ability of certain of the Company’s subsidiaries to pay dividends directly or indirectly to the Company. Furthermore, certain of the Company’s foreign subsidiaries currently have a deficit in retained earnings which prevents the Company from declaring and paying dividends from those subsidiaries.

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

Below is a summary of the Company’s treasury stock activity for the years ended December 31, 2010 and 2011:

	Number of Treasury Shares	Cost

Balance at January 1, 2010	3,305,418	$43,895
Restricted stock forfeitures (1)	2,719	—
Noncash stock option exercises (2)	35,298	531
Restricted stock withholdings (3)	16,424	299

Balance at December 31, 2010	3,359,859	$44,725
Restricted stock forfeitures (1)	1,920	—
Restricted stock withholdings (4)	25,200	494
Restricted stock awards canceled (1)	4,613	—

Balance at December 31, 2011	3,391,592	$45,219

(1)	The Company repurchased forfeited and canceled restricted shares at a cost of $0.001 per share in accordance with the Company’s Amended and Restated 2006 Long Term Incentive Plan.
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

(3)

The Company repurchased restricted shares as a result of the election by employees to have the Company withhold shares of restricted stock to satisfy their tax liabilities upon vesting in restricted stock. The Company repurchased the shares at market value on the dates of repurchase.

(4)

The Company withheld restricted shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting in restricted stock. The Company determined the number of shares to be withheld based upon a market value of $19.60 per share.

As of December 31, 2011, the Company had no plans to retire any shares of treasury stock.

Stock Options — A summary of stock option activity and related information for the years ended December 31, 2009, 2010 and 2011 is as follows:

	Year Ended December 31, 2009		Year Ended December 31, 2010		Year Ended December 31, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	6,139,670	$7.63	1,231,892	$7.63	140,356	$7.63
Exercised	(4,907,778)	$7.63	(1,091,536)	$7.63	(58,190)	$7.63

Outstanding at December 31	1,231,892	$7.63	140,356	$7.63	82,166	$7.63	$892

Vested options at December 31	1,231,892	$7.63	140,356	$7.63	82,166	$7.63	$892

There were no options granted or forfeited during any of the periods presented. The total intrinsic value of options exercised during the years ended December 31, 2009, 2010 and 2011, was $28,083, $9,836 and $699, respectively. The Company recognized tax benefits of approximately $7,545, $2,680 and $238 related to the options exercised during the year ended December 31, 2009, 2010 and 2011, respectively.

The Company recorded compensation expense of $1,152 during the year ended December 31, 2009 related to these stock options, which became fully vested on April 2, 2009. Options outstanding at December 31, 2011 have an average remaining contractual life of approximately three years.

Restricted Stock — Below is a summary of restricted stock activity for the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31, 2009		Year Ended December 31, 2010		Year Ended December 31, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	385,666	$13.32	764,078	$11.10	1,254,691	$14.60
Granted	472,881	$9.69	683,921	$17.94	424,436	$19.45
Vested	(70,493)	$13.77	(190,589)	$12.63	(288,204)	$10.84
Canceled	—	—	—	—	(4,613)	$18.35
Forfeited	(23,976)	$11.15	(2,719)	$11.03	(1,920)	$14.34

Outstanding at December 31	764,078	$11.10	1,254,691	$14.60	1,384,390	$16.85

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

During the year ended December 31, 2011, the Company granted 424,436 shares of restricted stock to directors and employees of the Company. The fair values of the restricted stock granted were determined based on the market values of the Company’s common stock on the dates of grant, which ranged from $19.35 to $20.71 per share. The Company assumed forfeiture rates ranging from 0% to 5% for the restricted stock awards. The restricted stock granted to directors vests over one year based on continued service. The restricted stock granted to employees vests over four years based on continued service. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however the sale and transfer of the restricted shares is prohibited during the restriction period.

The Company recorded total compensation expense of $2,393, $4,928 and $6,591 related to restricted stock awards during the years ended December 31, 2009, 2010 and 2011, respectively. As of December 31, 2011, the remaining unrecognized compensation expense related to these restricted stock awards was approximately $13,688 and the weighted average period over which this remaining compensation expense will be recognized is approximately two years. Upon vesting, the Company receives an income tax deduction. The total fair value of shares vested during the years ended December 31, 2009, 2010 and 2011 was $762, $3,272 and $5,658, respectively. The Company recognized tax benefits of approximately $287, $1,087 and $2,188 related to shares that vested during the years ended December 2009, 2010 and 2011, respectively. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however the sale and transfer of the restricted shares is prohibited during the restriction period.

Restricted Stock Units — During the years ended December 31, 2009, 2010 and 2011, the Company granted restricted stock units representing 303,168, 396,429 and 153,727 hypothetical shares of common stock, respectively, under the Restated Incentive Plan. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during a three fiscal year period based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments (as defined in the restricted stock unit award agreement). The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity. If the IRR for the three year period is at least 8.5%, which is the threshold, one-third of the restricted stock units vest. If the IRR for the three year period is at least 10.5%, which is the target, two-thirds of the restricted stock units vest. If the IRR for the three year period is at least 12.5%, which is the maximum, 100% of the restricted stock units vest. All payouts of restricted stock units that vest will be subject to an additional one year service requirement and will be paid in the form of common stock if the participant continues to provide services through the fourth anniversary of the grant date. At the time of each of the 2009, 2010 and 2011 restricted stock unit grants, the Company was not able to determine which IRR level would be reached for the respective three year performance period, therefore the Company assumed the mid-point IRR level for these grants in determining the amount of compensation expense to record for such grants. The fair values of the restricted stock unit awards granted were determined based on the market values of the Company’s common stock on the dates of grant, which ranged from $19.35 to $20.71 per share. The Company assumed forfeiture rates ranging from 0% to 5% for the restricted stock unit awards. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards vest.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the years ended December 31, 2009, 2010 and 2011 at each of the three levels of financial performance (excluding forfeitures):

	Granted During the Year Ended December 31,
	2009		2010		2011
	Number of Shares	Value at	Number of Shares	Value at	Number of Shares	Value at
	Vesting	Grant	Vesting	Grant	Vesting	Grant
at IRR of at least 8.5%	101,051	$963	132,144	$2,423	51,239	$991
at IRR of at least 10.5%	202,117	$1,927	264,288	$4,847	102,488	$1,983
at IRR of at least 12.5%	303,168	$2,891	396,429	$7,271	153,727	$2,975

During the year ended December 31, 2010, the Compensation Committee of the Company’s board of directors approved a modification of restricted stock unit awards granted to employees during 2008. The Compensation Committee also approved the cancellation and replacement of restricted stock unit awards granted to the Company’s top five executive officers during 2008. Both the modification and the cancellation and replacement were accounted for as modifications of share based awards. As a result of these modifications, the Company recorded incremental compensation expense of approximately $435 during the year ended December 31, 2010, which represented the difference between the grant date fair value and the modification date fair value of these awards for the portion of the service period that had been satisfied at the time of the modification. The service period for the modified awards did not change.

During the year ended December 31, 2010, based upon additional information, the Company determined that the 12.5% IRR level would be reached for the 2008 grant and recorded incremental compensation expense of approximately $823 during the year ended December 31, 2010. During the year ended December 31, 2010, the Company also determined that the 12.5% IRR level was expected to be reached for the 2009 grant and recorded incremental compensation expense of $377 during the year ended December 31, 2010.

As of December 31, 2011, no restricted stock unit awards had vested. There were no forfeitures of restricted stock unit awards during the year ended December 31, 2011. The Company recorded total compensation expense of $759, $3,424, including the incremental compensation expense discussed above, and $3,101 related to these restricted stock unit awards during the years ended December 31, 2009, 2010 and 2011, respectively. As of December 31, 2011, the Company had restricted stock units outstanding that represented a total of 1,037,770 hypothetical shares of common stock, net of actual cumulative forfeitures of 19,918 units, assuming the maximum IRR of at least 12.5% is achieved for all of the grants. As of December 31, 2011, the remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $5,213, which assumes the high-point IRR level has been achieved for the 2008 and 2009 grants and the mid-point IRR level will be achieved for the 2010 and 2011 grants. The weighted average period over which this remaining compensation expense will be recognized is approximately two years.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

20.    SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows:

	Year Ended December 31,
	2009	2010	2011
Cash paid for interest (1)	$239,376	$103,047	$113,084
Cash paid for income taxes, net of refunds received	$46,213	$93,435	$29,106

Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (2)	$(6,166)	$3,339	$7,349
Theatre properties and equipment acquired under capital lease (3)	$20,400	$6,934	$6,696
Change in fair market values of interest rate swap agreements, net of taxes	$3,898	$7,170	$4,867
Investment in NCM — receipt of common units (See Note 6)	$15,536	$30,683	$9,302
Investment in NCM — change of interest gain (See Note 6)	$—	$271	$—
Net book value of equipment contributed to DCIP (See Note 7)	$—	$18,090	$—
Dividends accrued on unvested restricted stock unit awards	$(201)	$(635)	$(684)
Shares issued upon non-cash stock option exercises, at exercise price of $7.63 per share	$34,923	$413	$—
Investment in RealD (See Note 8)	$—	$18,909	$3,402
Change in fair market value of available-for-sale securities, net of taxes (See Note 8)	$—	$5,659	$(13,566)
Issuance of common stock as a result of the Colombia Share Exchange (See Note 9)	$—	$6,951	$—

(1)

Activity for 2009 includes $158,349 of interest paid as a result of the repurchase of approximately $419,403 aggregate principal amount of the Company’s 9.75% senior discount notes. The interest portion of the repurchase had accreted on the senior discount notes since issuance during 2004.

(2)	Additions to theatre properties and equipment included in accounts payable as of December 31, 2010 and 2011 were $11,162 and $18,512, respectively.
(3)	See Note 5.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

21.    INCOME TAXES

Income before income taxes consisted of the following:

	Year Ended December 31,
	2009	2010	2011
Income before income taxes:
U.S.	$98,908	$124,335	$114,692
Foreign	46,693	83,166	90,940

Total	$145,601	$207,501	$205,632

Current:
Federal	$35,303	$35,172	$17,070
Foreign	13,706	21,933	26,830
State	8,450	9,336	7,099

Total current expense	57,459	66,441	50,999

Deferred:
Federal	(9,527)	(143)	22,100
Foreign	(2,405)	(7,188)	(2,332)
State	(682)	(1,272)	2,283

Total deferred taxes	(12,614)	(8,603)	22,051

Income taxes	$44,845	$57,838	$73,050

A reconciliation between income tax expense and taxes computed by applying the applicable statutory federal income tax rate to income before income taxes follows:

	Year Ended December 31,
	2009	2010	2011
Computed normal tax expense	$50,960	$72,625	$71,972
Foreign inflation adjustments	1,614	47	(1,587)
State and local income taxes, net of federal income tax impact	5,215	5,195	7,310
Foreign losses not benefited and other changes in valuation allowance	(552)	(5,685)	(676)
Foreign tax rate differential	(1,464)	(4,798)	(3,321)
Foreign dividends	2,141	3,952	4,173
Capital loss benefit	(12,913)	—	—
Changes in uncertain tax positions	6,957	(8,080)	396
True up to deferred tax items	(6,453)	—	—
Other — net	(660)	(5,418)	(5,217)

Income taxes	$44,845	$57,838	$73,050

The Company reinvests the undistributed earnings of its foreign subsidiaries, with the exception of its subsidiary in Ecuador. Accordingly, deferred U.S. federal and state income taxes are provided only on the undistributed earnings of the Company’s Ecuador subsidiary. As of December 31, 2011, the cumulative amount of undistributed earnings of the foreign subsidiaries on which the Company has not recognized income taxes was approximately $293,000. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Deferred Income Taxes

The tax effects of significant temporary differences and tax loss and tax credit carryforwards comprising the net long-term deferred income tax liabilities as of December 31, 2010 and 2011 consisted of the following:

	December 31,
	2010	2011
Deferred liabilities:
Theatre properties and equipment	$101,162	$92,466
Deferred intercompany sales	12,905	12,051
Intangible asset — other	23,872	24,749
Intangible asset — tradenames	112,720	116,333
Investment in partnerships	56,732	98,742

Total deferred liabilities	307,391	344,341

Deferred assets:
Deferred lease expenses	21,333	23,225
Theatre properties and equipment	14,152	5,910
Deferred revenue — NCM and Fandango	84,206	88,616
Capital lease obligations	51,294	51,211
Interest rate swap agreements	(606)	5,882
Tax loss carryforwards	8,847	10,602
Alternative minimum tax and other credit carryforwards	9,076	7,548
Other expenses, not currently deductible for tax purposes	13,320	23,750

Total deferred assets	201,622	216,744

Net deferred income tax liability before valuation allowance	105,769	127,597
Valuation allowance against deferred assets	15,425	15,443

Net deferred income tax liability	$121,194	$143,040

Net deferred tax liability — Foreign	$6,807	$10,757
Net deferred tax liability — U.S.	114,387	132,283

Total	$121,194	$143,040

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Uncertain Tax Positions

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties, for the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,
	2009	2010	2011
Balance at January 1,	$13,976	$23,857	$15,197
Gross increases-tax positions in prior periods	2,274	—	3,153
Gross decreases-tax positions in prior periods	—	(1,392)	—
Gross increases — current period tax positions	7,845	3,551	3,729
Gross decreases — current period tax positions	(622)	(613)	(633)
Settlements	—	(10,383)	(2,467)
Foreign currency translation adjustments	384	177	(319)

Balance at December 31,	$23,857	$15,197	$18,660

The Company had $19,788 and $22,411 of gross unrecognized tax benefits, including interest and penalties, as of December 31, 2010 and December 31, 2011, respectively. Of these amounts, $14,339 and $16,274 represent the amount of unrecognized tax benefits that if recognized would impact the effective income tax rate for the years ended December 31, 2010 and 2011, respectively. The Company had $4,591 and $3,751 accrued for interest and penalties as of December 31, 2010 and 2011, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and multiple state and foreign jurisdictions, and the Company is routinely under audit by many different tax authorities. The Company believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. The Company is no longer subject to income tax audits from the Internal Revenue Service for years before 2007. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2007. Certain state returns were amended as a result of the Internal Revenue Service examination closures for 2002 through 2006, and the statutes remain open for those amendments. The Company is no longer subject to non-U.S. income tax examinations by tax authorities in its major non-U.S. tax jurisdictions for years before 2004.

The Company is currently under examination by the Internal Revenue Service for the 2007, 2008 and 2009 tax years. We do not believe that these audits will be completed within the next twelve months.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

22.    COMMITMENTS AND CONTINGENCIES

Leases — The Company conducts a significant part of its theatre operations in leased properties under noncancelable operating and capital leases with terms generally ranging from 10 to 25 years. In addition to the minimum annual lease payments, some of the leases provide for contingent rentals based on operating results of the theatre and most require the payment of taxes, insurance and other costs applicable to the property. The Company can renew, at its option, a substantial portion of the leases at defined or then market rental rates for various periods. Some leases also provide for escalating rent payments throughout the lease term. A liability for deferred lease expenses of $30,454 and $34,466 at December 31, 2010 and 2011, respectively, has been provided to account for lease expenses on a straight-line basis, where lease payments are not made on such a basis. Rent expense was as follows:

	Year Ended December 31,
	2009	2010	2011
Fixed rent expense	$181,075	$186,893	$200,006
Contingent rent expense	57,704	68,824	76,272

Total facility lease expense	$238,779	$255,717	$276,278

Future minimum lease payments under noncancelable operating and capital leases that have initial or remaining terms in excess of one year at December 31, 2011 are due as follows:

	Operating Leases	Capital Leases
2012	$219,650	$23,264
2013	220,027	23,119
2014	214,152	22,868
2015	206,969	23,030
2016	196,054	22,807
Thereafter	847,075	115,293

Total	$1,903,927	$230,381

Amounts representing interest payments		(89,209)

Present value of future minimum payments		$141,172
Current portion of capital lease obligations		9,639

Capital lease obligations, less current portion		$131,533

Employment Agreements — The Company has employment agreements with Lee Roy Mitchell, Alan W. Stock, Timothy Warner, Robert Copple, Michael Cavalier and Rob Carmony. These employment agreements have an initial term of three years subject to an automatic extension for a one-year period, unless the employment agreements are terminated. Effective May 25, 2009, the Company entered into an employment agreement with Steve Bunnell that has an initial term of two years subject to an extension for a one year period, unless the agreement is terminated. Effective February 15, 2010, the Company entered into an employment agreement with Valmir Fernandes, that has an initial term of three years. The base salaries stipulated in the employment agreements are subject to review during the term of the agreements for increase (but not decrease) each year by the Company’s Compensation Committee. Management personnel subject to these employment agreements are eligible to receive annual cash incentive bonuses upon the Company meeting certain performance targets established by its Compensation Committee. On February 15, 2012, Mr. Stock retired from the Company and as a result, his employment agreement was terminated. See Note 28.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Retirement Savings Plan — The Company has a 401(k) retirement savings plan for the benefit of all employees and makes contributions as determined annually by the board of directors. Contribution payments of $2,081 and $2,311 were made in 2010 (for plan year 2009) and 2011 (for plan year 2010), respectively. A liability of approximately $2,443 has been recorded at December 31, 2011 for contribution payments to be made in 2012 (for plan year 2011).

Litigation and Litigation Settlements — From time to time, the Company is involved in other various legal proceedings arising from the ordinary course of its business operations, such as personal injury claims, employment matters, landlord-tenant disputes, patent claims and contractual disputes, some of which are covered by insurance or by indemnification from vendors. The Company believes its potential liability with respect to these types of proceedings currently pending is not material, individually or in the aggregate, to the Company’s financial position, results of operations and cash flows.

23.    SEGMENTS

The Company manages its international market and its U.S. market as separate reportable operating segments. The international segment consists of operations in Brazil, Mexico, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. The U.S. segment includes U.S. and Canada operations. (Note that the Company’s only Canadian theatre was sold during November 2010). Each segment’s revenue is derived from admissions and concession sales and other ancillary revenues, primarily screen advertising. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company does not report asset information by segment because that information is not used to evaluate the performance or allocate resources between segments.

Below is a breakdown of select financial information by reportable operating segment:

	Year Ended December 31,
	2009	2010	2011
Revenues:
U.S.	$1,558,736	$1,584,281	$1,593,667
International	421,765	564,240	696,119
Eliminations	(4,001)	(7,377)	(10,173)

Total revenues	$1,976,500	$2,141,144	$2,279,613

	Year Ended December 31,
	2009	2010	2011
Adjusted EBITDA:
U.S.	$361,685	$363,345	$371,212
International	83,839	122,575	148,261

Total Adjusted EBITDA	$445,524	$485,920	$519,473

	Year Ended December 31,
	2010	2011
Capital Expenditures:
U.S.	$70,474	$79,510
International	85,628	105,309

Total capital expenditures	$156,102	$184,819

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Year Ended December 31,
	2009	2010	2011
Net income	$100,756	$149,663	$132,582
Add (deduct):
Income taxes	44,845	57,838	73,050
Interest expense (1)	102,505	112,444	123,102
Loss on early retirement of debt	27,878	3	4,945
Loss on marketable securities — RealD	—	—	12,610
Other income (2)	(4,688)	(3,721)	(13,594)
Depreciation and amortization (3)	149,515	143,508	154,449
Impairment of long-lived assets	11,858	12,538	7,033
(Gain) loss on sale of assets and other	3,202	(431)	8,792
Deferred lease expenses	3,960	3,940	4,155
Amortization of long-term prepaid rents	1,389	1,786	2,657
Share based awards compensation expense	4,304	8,352	9,692

Adjusted EBITDA	$445,524	$485,920	$519,473

(1)	Includes amortization of debt issue costs.
(2)

Includes interest income, foreign currency exchange gain (loss), and equity in income (loss) of affiliates and excludes distributions from NCM. Distributions from NCM are reported entirely within the U.S. operating segment.

(3)	Includes amortization of favorable/unfavorable leases.

Financial Information About Geographic Areas

Below is a breakdown of select financial information by geographic area:

	Year Ended December 31,
	2009	2010	2011
Revenues
U.S.	$1,558,736	$1,584,281	$1,593,667
Brazil	218,236	315,884	358,820
Other foreign countries	203,529	248,356	337,299
Eliminations	(4,001)	(7,377)	(10,173)

Total	$1,976,500	$2,141,144	$2,279,613

	December 31,
	2010	2011
Theatres properties and equipment, net
U.S.	$972,358	$934,279
Brazil	129,361	149,294
Other foreign countries	113,727	155,277

Total	$1,215,446	$1,238,850

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

24.    RELATED PARTY TRANSACTIONS

Prior to March 2010, the Company leased one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”) on a month-to-month basis. Plitt Plaza is indirectly owned by Lee Roy Mitchell, the Company’s Chairman of the Board, who directly and indirectly owns approximately 9% of the Company’s issued and outstanding shares of common stock. The Company closed this theatre during March 2010. The Company recorded $118 and $30 of facility lease and other operating expenses payable to Plitt Plaza joint venture during the years ended December 31, 2009 and 2010, respectively. During the year ended December 31, 2010, the Company recorded approximately $111 related to the termination of the lease, which is reflected in (gain) loss on sale of assets and other on the consolidated statement of income.

The Company manages theatres for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $102, $105 and $476 of management fee revenues during the years ended December 31, 2009, 2010 and 2011, respectively. All such amounts are included in the Company’s consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC to use, on occasion, a private aircraft owned by Copper Beech Capital, LLC. Copper Beech Capital, LLC is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech Capital, LLC the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip. For the years ended December 31, 2009, 2010 and 2011, the aggregate amounts paid to Copper Beech Capital, LLC for the use of the aircraft was approximately $64, $73 and $86, respectively.

The Company leases 20 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of the Company’s directors and is an officer of the general partner of Syufy. Certain of these leases have fixed minimum annual rent and others have just percentage rent with no minimum annual rent. For the years ended December 31, 2009, 2010 and 2011, the Company paid total rent of approximately $18,614, $18,058 and $18,881, respectively, to Syufy.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

25.    VALUATION AND QUALIFYING ACCOUNTS

The Company’s valuation allowance for deferred tax assets for the years ended December 31, 2009, 2010 and 2011 were as follows:

Valuation Allowance for Deferred Tax Assets
Balance at January 1, 2009	$13,463
Additions	5,163
Deductions	(398)

Balance at December 31, 2009	$18,228
Additions	3,398
Deductions	(6,201)

Balance at December 31, 2010	$15,425
Additions	2,338
Deductions	(2,320)

Balance at December 31, 2011	$15,443

26.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$516,631	$539,369	$560,235	$524,909	$2,141,144
Operating income	$71,793	$79,697	$73,788	$67,591	$292,869
Net income attributable to Cinemark Holdings, Inc.	$35,093	$39,682	$33,332	$38,013	$146,120
Net income per share attributable to Cinemark
Holdings, Inc.’s common stockholders:
Basic	$0.32	$0.35	$0.29	$0.33	$1.30
Diluted	$0.31	$0.35	$0.29	$0.33	$1.29

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$483,136	$620,593	$640,013	$535,871	$2,279,613
Operating income	$48,756	$97,001	$101,310	$61,467	$308,534
Net income attributable to Cinemark Holdings, Inc.	$24,963	$40,411	$46,920	$18,263	$130,557
Net income per share attributable to Cinemark
Holdings, Inc.’s common stockholders:
Basic	$0.22	$0.35	$0.41	$0.16	$1.15
Diluted	$0.22	$0.35	$0.41	$0.16	$1.14

27.    SUBSEQUENT EVENT — DIVIDEND DECLARATION

On February 3, 2012, the Company’s board of directors declared a cash dividend for the fourth quarter of 2011 of $0.21 per share of common stock payable to stockholders of record on March 2, 2012. The dividend will be paid on March 16, 2012.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

28.    SUBSEQUENT EVENT — RETIREMENT OF CHIEF EXECUTIVE OFFICER

On February 15, 2012, the Company’s Chief Executive Officer, Alan Stock, announced his retirement. As a result of the retirement, the Company’s employment agreement with Mr. Stock was effectively terminated. The Company does not owe Mr. Stock any additional compensation under the terminated employment agreement. Mr. Stock will continue on in a transitional role until May 1, 2012 and will then become a consultant for the Company for a two-year period through April 30, 2014 in accordance with his consulting agreement. Mr. Stock will retain his share based awards under their original vesting terms.

SCHEDULE 1 — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CINEMARK HOLDINGS, INC.

PARENT COMPANY BALANCE SHEETS

(In thousands, except share data)

	December 31, 2010	December 31, 2011
Assets
Cash and cash equivalents	$232	$156
Investment in subsidiaries	1,029,101	1,014,532

Total assets	$1,029,333	$1,014,688

Liabilities and equity

Liabilities
Accounts payable to subsidiaries	$6,728	$—
Accrued other current liabilities	149	780
Other long-term liabilities	909	1,031

Total liabilities	7,786	1,811

Commitments and contingencies

Equity
Common stock, $0.001 par value: 300,000,000 shares authorized; 117,110,703 shares issued and 113,750,844 shares outstanding at December 31, 2010 and 117,593,329 shares issued and 114,201,737 shares outstanding at December 31, 2011	117	118
Additional paid-in-capital	1,037,586	1,047,237
Treasury stock, 3,359,859 and 3,391,592 common shares at cost at December 31, 2010 and 2011, respectively	(44,725)	(45,219)
Retained earnings	388	34,423
Accumulated other comprehensive income (loss)	28,181	(23,682)

Total equity	1,021,547	1,012,877

Total liabilities and equity	$1,029,333	$1,014,688

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(in thousands)

	Year Ended December 31,
	2009	2010	2011
Revenues	$—	$—	$—
Cost of operations	1,536	2,030	2,193

Operating loss	(1,536)	(2,030)	(2,193)

Other income	94	1	—

Loss before income taxes and equity in income of subsidiaries	(1,442)	(2,029)	(2,193)

Income taxes	519	762	823

Equity in income of subsidiaries, net of taxes	98,031	147,387	131,927

Net income	$97,108	$146,120	$130,557

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(in thousands)

	Year Ended December 31,
	2009	2010	2011
Operating Activities
Net income	$97,108	$146,120	$130,557

Adjustments to reconcile net income to cash provided by (used for) operating activities:
Share based awards compensation expense	500	765	666
Equity in income of subsidiaries	(98,031)	(147,387)	(131,927)
Changes in other assets and liabilities	9,171	(561)	1,516

Net cash provided by (used for) operating activities	8,748	(1,063)	812

Investing Activities
Investments in subsidiaries; Cinemark, Inc. and Cinemark USA, Inc.	(18,000)	—	—
Dividends received from subsidiaries; Cinemark, Inc. and Cinemark USA, Inc.	58,625	78,100	95,000

Net cash provided by investing activities	40,625	78,100	95,000

Financing Activities
Proceeds from stock option exercises	2,524	7,914	444
Payroll taxes paid as a result of immaculate option exercises	(8,972)	(416)	(494)
Dividends paid to stockholders	(78,643)	(84,502)	(95,838)

Net cash used for financing activities	(85,091)	(77,004)	(95,888)

Increase (decrease) in cash and cash equivalents	(35,718)	33	(76)

Cash and cash equivalents:
Beginning of period	35,917	199	232

End of period	$199	$232	$156

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

2.    DIVIDEND PAYMENTS

In August 2007, Cinemark Holdings, Inc. initiated a quarterly dividend policy, which was amended in November 2010. Below is a summary of dividends declared for the fiscal periods indicated.

Date Declared	Date of Record	Date Paid	Amount per Common Share (2)	Total Dividends (1)
02/13/09	03/05/09	03/20/09	$0.18	$19,619
05/13/09	06/02/09	06/18/09	$0.18	$19,734
07/29/09	08/17/09	09/01/09	$0.18	$19,739
11/04/09	11/25/09	12/10/09	$0.18	$19,752

Total — Year ended December 31, 2009				$78,844

02/25/10	03/05/10	03/19/10	$0.18	$20,104
05/13/10	06/04/10	06/18/10	$0.18	$20,313
07/29/10	08/17/10	09/01/10	$0.18	$20,519
11/02/10	11/22/10	12/07/10	$0.21	$24,201

Total — Year ended December 31, 2010				$85,137

02/24/11	03/04/11	03/16/11	$0.21	$24,056
05/12/11	06/06/11	06/17/11	$0.21	$24,152
08/04/11	08/17/11	09/01/11	$0.21	$24,157
11/03/11	11/18/11	12/07/11	$0.21	$24,157

Total — Year ended December 31, 2011				$96,522

(1)

Of the dividends recorded during 2009, 2010 and 2011, $201, $635 and $684, respectively, were related to outstanding restricted stock units and will not be paid until such units vest. See Notes 19 and 20 to the Company’s consolidated financial statements included elsewhere in this annual report on Form 10-K.

(2)	Beginning with the dividend declared on November 2, 2010, the Company’s board of directors raised the quarterly dividend to $0.21 per common share.

3.    DIVIDENDS RECEIVED FROM SUBSIDIARIES

During the year ended December 31, 2009, Cinemark Holdings, Inc. received cash dividends of $39,050 from its former subsidiary, Cinemark, Inc. During the years ended December 31, 2009, 2010 and 2011, Cinemark Holdings, Inc. received cash dividends of $19,575, $78,100 and $95,000, respectively, from its subsidiary, Cinemark USA, Inc.

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

5.    CAPITAL STOCK

Cinemark Holdings, Inc.’s capital stock along with its long-term incentive plan and related activity are discussed in Note 19 of the Company’s consolidated financial statements included elsewhere in this annual report on Form 10-K.

6.    COMMITMENTS AND CONTINGENCIES

Cinemark Holdings, Inc. has no direct commitments and contingencies, but its subsidiaries do. See Note 22 of the Company’s consolidated financial statements included elsewhere in this annual report on Form 10-K.

EXHIBITS

TO

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR

CINEMARK HOLDINGS, INC.

FOR FISCAL YEAR ENDED

DECEMBER 31, 2011

EXHIBIT INDEX

Number	Exhibit Title

2.1(a)	Stock Contribution and Exchange Agreement, dated as of August 7, 2006, by and between Cinemark Holdings, Inc., Cinemark, Inc., Syufy Enterprises, LP and Century Theatres Holdings, LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on August 11, 2006).

2.1(b)	Stock Purchase Agreement, dated as of August 7, 2006, by and among Cinemark USA, Inc., Cinemark Holdings, Inc., Syufy Enterprises LP, Century Theatres, Inc. and Century Theatres Holdings, LLC (incorporated by reference to Exhibit 10.1 to current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on August 11, 2006).

2.2	Contribution and Exchange Agreement, dated as of August 7, 2006, by and among Cinemark Holdings, Inc. and Lee Roy Mitchell, The Mitchell Special Trust, Alan W. Stock, Timothy Warner, Robert Copple, Michael Cavalier, Northwestern University, John Madigan, Quadrangle Select Partners LP, Quadrangle Capital Partners A LP, Madison Dearborn Capital Partners IV, L.P., K&E Investment Partners, LLC — 2004-B-DIF, Piola Investments Ltd., Quadrangle (Cinemark) Capital Partners LP and Quadrangle Capital Partners LP (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on August 11, 2006).

3.1	Second Amended and Restated Certificate of Incorporation of Cinemark Holdings, Inc. filed with the Delaware Secretary of State on April 9, 2007 (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to our Registration Statement on Form S-1, File No. 333-140390, filed April 9, 2007).

3.2(a)	Amended and Restated Bylaws of Cinemark Holdings, Inc. dated April 9, 2007 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to our Registration Statement on Form S-1, File No. 333-140390, filed April 9, 2007).

3.2(b)	First Amendment to the Amended and Restated Bylaws of Cinemark Holdings, Inc. dated April 16, 2007 (incorporated by reference to Exhibit 3.2(b) to Amendment No. 4 to our Registration Statement on Form S-1, File No. 333-140390, filed April 19, 2007).

4.1	Specimen stock certificate of Cinemark Holdings, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to our Registration Statement on Form S-1, File No. 333-140390, filed April 9, 2007).

4.2(a)	Indenture, dated as of March 31, 2004, between Cinemark, Inc. and The Bank of New York Trust Company, N.A. governing the 9 3/4 % senior discount notes issued thereunder (incorporated by reference to Exhibit 4.2(a) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed on June 8, 2004).

4.2(b)	First Supplemental Indenture, dated as of June 29, 2009, between Cinemark, Inc. and The Bank of New York Trust Company, N.A. governing the 9 3/4 % senior discount notes issued thereunder (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed on June 30, 2009).

4.2(c)	Form of 9 3/4% senior discount notes (contained in the indenture listed as Exhibit 4.2(a) above) (incorporated by reference to Exhibit 4.2(b) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

4.3(a)	Indenture, dated as of February 11, 2003, between Cinemark USA, Inc. and The Bank of New York Trust Company of Florida, N.A. governing the 9% senior subordinated notes issued thereunder (incorporated by reference to Exhibit 10.2(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File 033-47040, filed March 19, 2003).

4.3(b)	First Supplemental Indenture, dated as of May 7, 2003, between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference from Exhibit 4.2(i) to Cinemark USA, Inc.’s Registration Statement on Form S-4/A, File No. 333-104940, filed May 28, 2003).

4.3(c)	Second Supplemental Indenture dated as of November 11, 2004, between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-047040, filed March 28, 2005).

4.3(d)	Third Supplemental Indenture, dated as of October 5, 2006, among Cinemark USA, Inc., the subsidiaries of Cinemark USA, Inc. named therein, and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.7 to Cinemark USA, Inc.’s Current Report on Form 8-K, File No. 000-47040, filed on October 12, 2006).

4.3(e)	Fourth Supplemental Indenture, dated as of March 20, 2007, among Cinemark USA, Inc., the subsidiaries of Cinemark USA, Inc. named therein, and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1to Cinemark USA, Inc.’s Current Report on Form 8-K, File No. 033-47040, filed on March 26, 2007).

4.3(f)	Form of 9% Senior Subordinated Note, Due 2013 (contained in the Indenture listed as Exhibit 4.3(a) above) (incorporated by reference to Exhibit 10.2(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File 033-47040, filed March 19, 2003).

4.4(a)	Indenture dated as of June 29, 2009, between Cinemark USA, Inc. and Wells Fargo Bank, N.A., as trustee governing the 8 5/8% senior notes of Cinemark USA, Inc. issued thereunder (incorporated by reference to Exhibit 4.2 to the Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed July 6, 2009).

4.4(b)	Form of 8 5/8% senior notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.4(a) above) (incorporated by reference to Exhibit 4.3 to the Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed July 6, 2009).

4.5(a)	Indenture, dated as of June 3, 2011, between Cinemark USA, Inc. and Wells Fargo Bank, N.A. governing the 7 3/8% senior subordinated notes issued thereunder (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed on July 6, 2011).

4.5(b)	Form of 7 3/8% senior subordinated notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.6(a) above) (incorporated by reference to Exhibit 4.3 to the Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on July 6, 2011).

10.1(a)	Management Agreement, dated December 10, 1993, between Laredo Theatre, Ltd. and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1994).

10.1(b)	First Amendment to Management Agreement of Laredo Theatre, Ltd., effective as of December 10, 2003, between CNMK Texas Properties, Ltd. (successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(d) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

10.1(c)	Second Amendment to Management of Laredo Theatres, Ltd., effective as of December 10, 2008, between CNMK Texas Properties, L.L.C. (Successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(c) to the Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 13, 2009).

+10.2(a)	Amended and Restated Agreement to Participate in Profits and Losses, dated as of March 12, 2004, between Cinemark USA, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

+10.2(b)	Termination Agreement to Amended and Restated Agreement to Participate in Profits and Losses, dated as of May 3, 2007, by and between Cinemark USA, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed May 3, 2007).

10.3	License Agreement, dated December 10, 1993, between Laredo Joint Venture and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1994).

10.4(a)	Tax Sharing Agreement, between Cinemark USA, Inc. and Cinemark International, L.L.C. (f/k/a Cinemark II, Inc. ), dated as of June 10, 1992 (incorporated by reference to Exhibit 10.22 to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1993).

10.4(b)	Tax Sharing Agreement, dated as of July 28, 1993, between Cinemark USA, Inc. and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.10 to Cinemark Mexico (USA)’s Registration Statement on Form S-4, File No. 033-72114, filed November 24, 1993).

+10.5(a)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.14(a) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

+10.5(b)	First Amendment to Employment Agreement, effective as of December 12, 2006, by and between Cinemark, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.1 to Cinemark, Inc.’s Current Report on Form 8-K, File No. 001-31372, filed December 18, 2006).

+10.5(c)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Alan Stock (incorporated by reference to Exhibit 10.14(b) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

+10.5(d)	First Amendment to Employment Agreement, effective as of December 12, 2006, by and between Cinemark, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to Cinemark, Inc.’s Current Report on Form 8-K, File No. 001-31372, filed December 18, 2006).

+10.5(e)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Timothy Warner (incorporated by reference to Exhibit 10.14(c) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

+10.5(f)	First Amendment to Employment Agreement, effective as of December 12, 2006, by and between Cinemark, Inc. and Timothy Warner (incorporated by reference to Exhibit 10.3 to Cinemark, Inc.’s Current Report on Form 8-K, File No. 001-31372, filed December 18, 2006).

+10.5(g)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Robert Copple (incorporated by reference to Exhibit 10.14(d) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

+10.5(h)	First Amendment to Employment Agreement, effective as of January 25, 2007, between Cinemark, Inc. and Robert Copple (incorporated by reference to Exhibit 10.5(j) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed February 1, 2007).

+10.5(i)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.14(e) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

+10.5(j)	First Amendment to Employment Agreement, effective as of January 14, 2008, between Cinemark, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed January 16, 2008).

+10.5(k)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tandy Mitchell (incorporated by reference to Exhibit 10.14(f) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

+10.5(l)	Termination Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Tandy Mitchell (incorporated by reference to Exhibit 10.5 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 8, 2008).

+10.5(m)	Employment Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Alan Stock (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 333-140390, filed August 8, 2008).

+10.5(n)	Employment Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Timothy Warner (incorporated by reference to Exhibit 10.2 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 333-140390, filed August 8, 2008).

+10.5(o)	Employment Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Robert Copple (incorporated by reference to Exhibit 10.3 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 333-140390, filed August 8, 2008).

+10.5(p)	Employment Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Michael Cavalier (incorporated by reference to Exhibit 10.4 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 333-140390, filed August 8, 2008).

+10.5(q)	Employment Agreement, dated as of December 15, 2008, between Cinemark Holdings, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.5 (q) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 13, 2009).

+10.5(r)	Employment Agreement, dated as of December 15, 2008, between Cinemark Holdings, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.5 (r) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 13, 2009).

+10.5(s)	Employment Agreement, dated as of December 15, 2008, between Cinemark Holdings, Inc. and John Lundin (incorporated by reference to Exhibit 10.5 (s) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 13, 2009).

+10.5(t)	Employment agreement, dated as of April 7, 2009, between Cinemark Holdings, Inc. and Steven Bunnell (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 7, 2009).

+10.5(u)	Employment Agreement, dated as of February 15, 2010, between Cinemark Holdings, Inc. and Valmir Fernandes (incorporated by reference to Exhibit 10.5(v) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 10, 2010).

10.6(a)	Credit Agreement, dated as of October 5, 2006, among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc., the several banks and other financial institutions or entities from time to time parties to the Agreement, Lehman Brothers Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, Morgan Stanley Senior Funding, Inc., as syndication agent, BNP Paribas and General Electric Capital Corporation as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on October 12, 2006).

10.6(b)	First Amendment to Credit Agreement dated as of March 14, 2007 among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, Morgan Stanley Senior Funding, Inc., as syndication agent, BNP Paribas and General Electric Capital Corporation, as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.6(b) to Amendment No. 1 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed March 16, 2007).

10.6(c)	Second Amendment to Credit Agreement dated as of January 29, 2010 by and among Lehman Commercial Paper Inc. (“Lehman”), a debtor and debtor in possession under chapter 11 of the Bankruptcy Code as Administrative Agent, the Required Lenders, Barclay’s Bank PLC, as successor Administrative Agent, Cinemark USA, Inc. and each Loan Party. (incorporated by reference to the Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 10, 2010).

10.6(d)	Third Amendment to Credit Agreement dated as of March 2, 2010 by and among Cinemark Holdings, Inc., Cinemark USA, Inc., Barclays Bank PLC and the Required Lenders (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K , File No. 001-33401, filed on March 8, 2010).

10.6(e)	Guarantee and Collateral Agreement, dated as of October 5, 2006, among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc. and each subsidiary guarantor party thereto (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on October 12, 2006).

+10.7(a)	Cinemark Holdings, Inc. 2006 Long Term Incentive Plan, dated December 22, 2006 (incorporated by reference to Exhibit 10.7(a) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed February 1, 2007).

+10.7(b)	First Amendment to Cinemark Holdings, Inc. 2006 Long Term Incentive Plan, dated December 22, 2006 (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed November 15, 2007).

+10.7(c)	Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Quarterly Report on form 10-Q, File No. 001-33401, filed May 9, 2008).

+10.7(d)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7(b) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed February 1, 2007).

+10.7(e)	Form of Restricted Share Award Agreement pursuant to the Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 4.6 to Cinemark Holdings, Inc.’s Registration Statement on Form S-8, File No. 333-146349, filed August 29, 2008).

*+10.7(f)	Form of Restricted Stock Unit Award Agreement pursuant to the Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan.

10.8	Exhibitor Services Agreement, dated as of February 13, 2007, by and between National CineMedia, LLC and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed March 16, 2007).

10 .9	Third Amended and Restated Limited Liability Company Operating Agreement, dated as of February 12, 2007, by and between Cinemark Media, Inc., American Multi-Cinema, Inc., Regal CineMedia, LLC and National CineMedia, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed March 16, 2007).

10.10(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.10(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.10(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA(incorporated by reference to Exhibit 10.10(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.10(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.10(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.11(a)	Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.11(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.11(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.11(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.11(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.12(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA (incorporated by reference to Exhibit 10.12(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.12(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA (incorporated by reference to Exhibit 10.12(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.12(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA (incorporated by reference to Exhibit 10.12(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.12(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA (incorporated by reference to Exhibit 10.12(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.12(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Capitol 16, San Jose, CA (incorporated by reference to Exhibit 10.12(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.13(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA (incorporated by reference to Exhibit 10.13(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.13(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA (incorporated by reference to Exhibit 10.13(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.13(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA (incorporated by reference to Exhibit 10.13(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.13(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA (incorporated by reference to Exhibit 10.13(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.13(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 10 Berryessa, San Jose, CA (incorporated by reference to Exhibit 10.13(e) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.14(a)	Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.14(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.14(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.14(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.14(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.15(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.15(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.15(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.15(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.15(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.16(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA (incorporated by reference to Exhibit 10.16(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.16(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA (incorporated by reference to Exhibit 10.16(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.16(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA (incorporated by reference to Exhibit 10.16(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.16(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA (incorporated by reference to Exhibit 10.16(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.16(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Park 12, Redwood City, CA (incorporated by reference to Exhibit 10.16(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.17(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.17(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.17(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.17(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.17(e)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.18(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA (incorporated by reference to Exhibit 10.18(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.18(b)	First Amendment, dated as of October 31, 1996, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA (incorporated by reference to Exhibit 10.18(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.18(c)	Second Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA (incorporated by reference to Exhibit 10.18(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.18(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA (incorporated by reference to Exhibit 10.18(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.18(e)	Fourth Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA (incorporated by reference to Exhibit 10.18(e) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.18(f)	Fifth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Plaza 10, S. San Francisco, CA (incorporated by reference to Exhibit 10.18(f) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.19(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA (incorporated by reference to Exhibit 10.19(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.19(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA (incorporated by reference to Exhibit 10.19(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.19(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA (incorporated by reference to Exhibit 10.19(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.19(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA (incorporated by reference to Exhibit 10.19(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.19(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Freemont, CA (incorporated by reference to Exhibit 10.19(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.20(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA (incorporated by reference to Exhibit 10.20(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.20(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA (incorporated by reference to Exhibit 10.20(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.20(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA (incorporated by reference to Exhibit 10.20(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.20(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA(incorporated by reference to Exhibit 10.20(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.20(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 7, Newark, CA (incorporated by reference to Exhibit 10.20(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.21(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.21(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.21(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.21(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.21(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.22(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA (incorporated by reference to Exhibit 10.22(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.22(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA (incorporated by reference to Exhibit 10.22(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.22(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA (incorporated by reference to Exhibit 10.22(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007). ..

10.22(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA (incorporated by reference to Exhibit 10.22(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.22(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinearts 5, Pleasant Hill, CA (incorporated by reference to Exhibit 10.22(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.23(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA (incorporated by reference to Exhibit 10.23(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.23(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA (incorporated by reference to Exhibit 10.23(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.23(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA (incorporated by reference to Exhibit 10.23(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.23(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA (incorporated by reference to Exhibit 10.23(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.23(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 24, San Jose, CA (incorporated by reference to Exhibit 10.23(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.24(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.24(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.24(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.24(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.24(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.25(a)	Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.25(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.25(b)	First Amendment, dated as of April 15, 2005, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.25(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.25(c)	Second Amendment, dated as of September 29, 2005, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.25(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.25(d)	Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.25(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.26(a)	Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV (incorporated by reference to Exhibit 10.26(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.26(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV (incorporated by reference to Exhibit 10.26(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.26(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV (incorporated by reference to Exhibit 10.26(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.26(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV (incorporated by reference to Exhibit 10.26(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.27(a)	Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA (incorporated by reference to Exhibit 10.27(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.27(b)	First Amendment, dated as of April 15, 2005, to Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, (incorporated by reference to Exhibit 10.27(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.27(c)	Second Amendment, dated as of September 29, 2005, to Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, (incorporated by reference to Exhibit 10.27(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.27(d)	Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, (incorporated by reference to Exhibit 10.27(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.28(a)	Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc.(succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM(incorporated by reference to Exhibit 10.28(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.28(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc.(succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM (incorporated by reference to Exhibit 10.28(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.28(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc.(succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM (incorporated by reference to Exhibit 10.28(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.28(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc.(succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM (incorporated by reference to Exhibit 10.28(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.29(a)	Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA (incorporated by reference to Exhibit 10.29(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.29(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA (incorporated by reference to Exhibit 10.29(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.29(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA (incorporated by reference to Exhibit 10.29(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.29(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA (incorporated by reference to Exhibit 10.29(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.30(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Rancho Santa Fe 16, Las Vegas, NV (incorporated by reference to Exhibit 10.30(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.30(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Rancho Santa Fe 16, Las Vegas, NV (incorporated by reference to Exhibit 10.30(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.30(c)	Second Amendment, dated as of September 30, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Rancho Santa Fe 16, Las Vegas, NV (incorporated by reference to Exhibit 10.30(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.31(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.31(b)	First Amendment, dated as of October 1, 1996, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.31(c)	Second Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.31(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.31(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.32(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.32(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.32(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.32(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.32(c)	Second Amendment, dated as of October 1, 2001, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.32(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.32(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.32(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.33(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.33(b)	First Amendment, dated as of January 4, 1998, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.33(c)	Second Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.33(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.33(e)	Fourth Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(e) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.33(f)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(f) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.34(a)	Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.34(b)	First Amendment, dated as of April 30, 2003, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.34(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.34(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.34(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.35(a)	Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.35(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.35(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.35(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.35(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.35(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.35(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.35(d) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.36(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.36(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.36(c)	Second Amendment, dated as of October 1, 2001, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.36(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.36(e)	Fourth Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(e) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.36(f)	Fifth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(f) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.37(a)	Lease Agreement, dated as of October 31, 1997, by and between Syufy Properties, Inc. (succeeded by 150 Pelican LLC), as landlord and Century Theatres, Inc., as tenant, for office building situated at 150 Pelican Way, San Rafael, CA (incorporated by reference to Exhibit 10.37(a) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.37(b)	First Amendment, dated as of December 1, 1998, to Lease Agreement, dated as of October 31, 1997, by and between Syufy Properties, Inc. (succeeded by 150 Pelican LLC), as landlord and Century Theatres, Inc., as tenant, for office building situated at 150 Pelican Way, San Rafael, CA (incorporated by reference to Exhibit 10.37(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

+10.38	Consulting Agreement, dated as of February 15, 2012, between Cinemark Holdings, Inc. and Alan Stock (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed February 16, 2012).

+10.39	Cinemark Holdings, Inc. Performance Bonus Plan (incorporated by reference to Appendix B to Cinemark Holdings, Inc.’s Definitive Proxy Statement filed on April 15, 2008).

*+10.40	Non-Employee Director Compensation Policy.

*12	Calculation of Ratio of Earnings to Fixed Charges.

*21	Subsidiaries of Cinemark Holdings, Inc.

*23.1	Consent of Deloitte & Touche LLP.

*31.1	Certification of Tim Warner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Tim Warner, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101	The following financial information from Cinemark Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 29, 2012, formatted in XBRL includes: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged as detailed text.

*	Filed herewith.
+	Any management contract, compensatory plan or arrangement.