Form 10-Q
period 2012-03-31
Cinemark Holdings, Inc.
filed 2012-05-07
CIK 1385280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2012, 114,873,675 shares of common stock were issued and outstanding.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

Cautionary Statement Regarding Forward-Looking Statements

Certain matters within this Quarterly Report on Form 10Q include “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The “forward-looking statements” include our current expectations, assumptions, estimates and projections about our business and our industry. They include statements relating to future revenues, expenses and profitability, the future development and expected growth of our business, projected capital expenditures, attendance at movies generally or in any of the markets in which we operate, the number or diversity of popular movies released and our ability to successfully license and exhibit popular films, national and international growth in our industry, competition from other exhibitors and alternative forms of entertainment and determinations in lawsuits in which we are defendants. Forward-looking statements can be identified by the use of words such as “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. For a description of the risk factors, please review the “Risk Factors” section or other sections in the Company’s Annual Report on Form 10-K filed February 29, 2012 and quarterly reports on Form 10-Q, filed with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by such risk factors. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data, unaudited)

	March 31,	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$528,566	$521,408
Inventories	11,273	11,284
Accounts receivable	52,099	54,757
Income tax receivable	7,725	17,786
Deferred tax asset	10,735	10,583
Prepaid expenses and other	8,912	11,300

Total current assets	619,310	627,118

Theatre properties and equipment	2,165,748	2,103,927
Less accumulated depreciation and amortization	908,778	865,077

Theatre properties and equipment, net	1,256,970	1,238,850
Other assets
Goodwill	1,164,591	1,150,637
Intangible assets - net	336,425	336,907
Investment in NCM	79,235	72,040
Investment in DCIP	14,206	12,798
Investment in marketable securities - RealD	16,508	9,709
Investments in and advances to affiliates	1,532	1,543
Long-term deferred tax asset	22,629	8,826
Deferred charges and other assets - net	63,297	63,980

Total other assets	1,698,423	1,656,440

Total assets	$3,574,703	$3,522,408

Liabilities and equity

Current liabilities
Current portion of long-term debt	$12,099	$12,145
Current portion of capital lease obligations	9,883	9,639
Income tax payable	22,549	6,506
Accounts payable and accrued expenses	251,279	276,737

Total current liabilities	295,810	305,027

Long-term liabilities
Long-term debt, less current portion	1,557,230	1,560,076
Capital lease obligations, less current portion	132,833	131,533
Deferred tax liability	176,970	162,449
Liability for uncertain tax positions	20,886	22,411
Deferred lease expenses	35,650	34,466
Deferred revenue - NCM	244,489	236,310
Other long-term liabilities	44,848	46,497

Total long-term liabilities	2,212,906	2,193,742

Commitments and contingencies (see Note 18)

Equity
Cinemark Holdings, Inc.’s stockholders’ equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 118,325,215 shares issued and 114,811,580 shares outstanding at March 31, 2012 and 117,593,329 shares issued and 114,201,737 shares outstanding at December 31, 2011	118	118
Additional paid-in-capital	1,051,914	1,047,237
Treasury stock, 3,513,635 and 3,391,592 shares, at cost, at March 31, 2012 and December 31, 2011, respectively	(47,919)	(45,219)
Retained earnings	52,386	34,423
Accumulated other comprehensive loss	(1,846)	(23,682)

Total Cinemark Holdings, Inc.’s stockholders’ equity	1,054,653	1,012,877
Noncontrolling interests	11,334	10,762

Total equity	1,065,987	1,023,639

Total liabilities and equity	$3,574,703	$3,522,408

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data, unaudited)

	Three months ended March 31,
	2012	2011
Revenues
Admissions	$373,793	$311,692
Concession	179,820	146,681
Other	25,205	24,763

Total revenues	578,818	483,136

Cost of operations
Film rentals and advertising	195,415	165,153
Concession supplies	28,451	23,282
Salaries and wages	58,492	50,079
Facility lease expense	68,562	66,426
Utilities and other	66,509	59,827
General and administrative expenses	34,064	28,986
Depreciation and amortization	36,890	38,922
Amortization of favorable/unfavorable leases	(74)	218
Impairment of long-lived assets	185	1,015
Loss on sale of assets and other	836	472

Total cost of operations	489,330	434,380

Operating income	89,488	48,756

Other income (expense)
Interest expense	(32,133)	(29,290)
Interest income	1,767	1,769
Foreign currency exchange gain	1,865	823
Distributions from NCM	8,031	9,863
Equity in income of affiliates	1,790	2,438

Total other expense	(18,680)	(14,397)

Income before income taxes	70,808	34,359
Income taxes	27,932	9,037

Net income	$42,876	$25,322
Less: Net income attributable to noncontrolling interests	772	359

Net income attributable to Cinemark Holdings, Inc.	$42,104	$24,963

Weighted average shares outstanding
Basic	112,825	112,542

Diluted	113,368	112,899

Earnings per share attributable to Cinemark Holdings, Inc.’s common stockholders
Basic	$0.37	$0.22

Diluted	$0.37	$0.22

Dividends declared per common share	$0.21	$0.21

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended March 31,
	2012	2011
Net income	$42,876	$25,322

Other comprehensive income, net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $375 and $1,936	710	2,716
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $2,550 and $729	4,249	1,323
Amortization of accumulated other comprehensive loss on terminated interest rate swap agreement	988	1,158
Foreign currency translation adjustment	15,799	7,350

Total other comprehensive income, net of tax	21,746	12,547

Total comprehensive income, net of tax	64,622	37,869
Comprehensive income attributable to noncontrolling interests	(682)	(260)

Comprehensive income attributable to Cinemark Holdings, Inc.	$63,940	$37,609

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three months ended March 31,
	2012	2011
Operating activities
Net income	$42,876	$25,322

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	35,787	38,033
Amortization of intangible and other assets and favorable/unfavorable leases	1,029	1,107
Amortization of long-term prepaid rents	534	667
Amortization of debt issue costs	1,197	1,184
Amortization of deferred revenues, deferred lease incentives and other	(2,212)	(2,339)
Amortization of accumulated other comprehensive loss related to interest rate swap agreement	988	1,158
Fair value change in interest rate swap agreements not designated as hedges	(268)	—
Amortization of bond discount	226	206
Impairment of long-lived assets	185	1,015
Share based awards compensation expense	3,315	2,013
Loss on sale of assets and other	836	472
Deferred lease expenses	1,123	780
Deferred income tax expenses	(2,358)	(4,770)
Equity in income of affiliates	(1,790)	(2,438)
Tax benefit related to stock option exercises and restricted stock vesting	3,930	1,854
Distributions from equity investees	2,658	2,420
Changes in assets and liabilities	9,684	(5,642)

Net cash provided by operating activities	97,740	61,042

Investing activities
Additions to theatre properties and equipment	(46,984)	(35,769)
Proceeds from sale of theatre properties and equipment	39	485
Acquisition of theatre in U.S.	(14,080)	—
Investment in DCIP and other	(309)	(572)

Net cash used for investing activities	(61,334)	(35,856)

Financing activities
Proceeds from stock option exercises	2	348
Payroll taxes paid as a result of restricted stock withholdings	(2,700)	(494)
Dividends paid to stockholders	(23,982)	(23,897)
Repayments of long-term debt	(3,034)	(2,709)
Payments on capital leases	(2,277)	(1,722)
Other	(227)	(184)

Net cash used for financing activities	(32,218)	(28,658)

Effect of exchange rate changes on cash and cash equivalents	2,970	1,783

Increase (decrease) in cash and cash equivalents	7,158	(1,689)
Cash and cash equivalents:
Beginning of period	521,408	464,997

End of period	$528,566	$463,308

Supplemental information (see Note 15)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

1. The Company and Basis of Presentation

Cinemark Holdings, Inc. and subsidiaries (the “Company”) is a leader in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Brazil, Mexico, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. The Company also managed additional theatres in the U.S., Brazil, and Colombia during the three months ended March 31, 2012.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. Majority-owned subsidiaries that the Company has control of are consolidated while those affiliates of which the Company owns between 20% and 50% and does not control are accounted for under the equity method. Those affiliates of which the Company owns less than 20% are generally accounted for under the cost method, unless the Company is deemed to have the ability to exercise significant influence over the affiliate, in which case the Company would account for its investment under the equity method. The results of these subsidiaries and affiliates are included in the condensed consolidated financial statements effective with their formation or from their dates of acquisition. Intercompany balances and transactions are eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2011, included in the Annual Report on Form 10-K filed February 29, 2012 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be achieved for the full year.

2. New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU No. 2011-04”). ASU No. 2011-04 provides guidance which is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. It changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It is not intended for this update to result in a change in the application of the requirements in Topic 820. The amendments in ASU No. 2011-04 are to be applied prospectively. ASU No. 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011. This update did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). In ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. They also do not change the presentation of related tax effects or the portrayal or calculation of earnings per share. The amendments in ASU No. 2011-05 should be applied retrospectively. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU No. 2011-05 also required an entity to present adjustments for items that are reclassified from accumulated other comprehensive income to net income on the face of the financial statements, however, in December 2011 the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05”. The update defers the specific requirement to present items that are reclassified from accumulated

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The Company elected to adopt ASU No. 2011-05 and ASU No. 2011-12 for its fiscal 2011 and amendments have been applied retrospectively for all prior periods presented. The amendments do not require any transition disclosures.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350)” (“ASU No. 2011-08”). In ASU No. 2011-08, an entity is permitted to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The ASU’s objective is to simplify how an entity tests goodwill for impairment. The amendments in ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU No. 2011-08 did not have a material impact on the Company’s condensed consolidated financial statements.

3. Earnings Per Share

The Company considers its unvested restricted stock awards, which contain non-forfeitable rights to dividends, participating securities, and includes such participating securities in its computation of earnings per share pursuant to the two-class method. Basic earnings per share for the two classes of stock (common stock and unvested restricted stock) is calculated by dividing net income by the weighted average number of shares of common stock and unvested restricted stock outstanding during the reporting period. Diluted earnings per share is calculated using the weighted average number of shares of common stock and unvested restricted stock plus the potentially dilutive effect of common equivalent shares outstanding determined under both the two class method and the treasury stock method.

The following table presents computations of basic and diluted earnings per share under the two-class method:

	Three Months Ended
	March 31,
	2012	2011
Numerator:
Net income attributable to Cinemark Holdings, Inc.	$42,104	$24,963
Earnings allocated to participating share-based awards (1)	(441)	(225)

Net income attributable to common stockholders	$41,663	$24,738

Denominator (shares in thousands):
Basic weighted average common stock outstanding	112,825	112,542
Common equivalent shares for stock options	40	53
Common equivalent shares for restricted stock units	503	304

Diluted	113,368	112,899

Basic earnings per share attributable to common stockholders	$0.37	$0.22

Diluted earnings per share attributable to common stockholders	$0.37	$0.22

(1)	For the three months ended March 31, 2012 and 2011, a weighted average of approximately 1,200 and 1,027 shares of unvested restricted stock, respectively, were considered participating securities.

4. Long-Term Debt Activity

On June 3, 2011, Cinemark USA, Inc. issued $200,000 aggregate principal amount of 7.375% senior subordinated notes due 2021, at par value. The proceeds, after payment of fees, were primarily used to fund the prepayment of the remaining $157,235 of the Company’s unextended portion of term loan debt under its senior secured credit facility. Interest on the senior subordinated notes is payable on June 15 and December 15 of each year. The senior subordinated notes mature on June 15, 2021. There were no prepayment penalties incurred upon the prepayment of the term loan debt. Subsequent to the prepayment, the quarterly payments due on the term loan are approximately $2,311 per quarter through March 2016 with the remaining principal amount of approximately

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

$866,602 due April 30, 2016. The prepayment did not impact the interest rate applicable to the remaining portion of the term loan debt nor did it impact the interest rates applicable to or the maturity of the Company’s revolving credit line. As of March 31, 2012, there was approximately $903,577 outstanding under the term loan and no borrowings outstanding under the revolving credit line.

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35. The carrying value of the Company’s long-term debt was $1,569,329 and $1,572,221 as of March 31, 2012 and December 31, 2011, respectively. The fair value of the Company’s long-term debt was $1,645,857 and $1,622,286 as of March 31, 2012 and December 31, 2011, respectively.

5. Equity

Below is a summary of changes in stockholders’ equity attributable to Cinemark Holdings, Inc., noncontrolling interests and total equity for the three months ended March 31, 2012 and 2011:

	Cinemark
	Holdings, Inc.
	Stockholders’	Noncontrolling	Total
	Equity	Interests	Equity
Balance at January 1, 2012	$1,012,877	$10,762	$1,023,639
Share based awards compensation expense	3,315	—	3,315
Stock withholdings related to restricted stock that vested during the three months ended March 31, 2012	(2,701)	—	(2,701)
Exercise of stock options	2	—	2
Tax benefit related to restricted stock vesting	1,361	—	1,361
Dividends paid to stockholders (1)	(23,982)	—	(23,982)
Dividends accrued on unvested restricted stock unit awards (1)	(159)	—	(159)
Dividends paid to noncontrolling interests	—	(110)	(110)
Net income	42,104	772	42,876
Fair value adjustments on interest rate swap agreements designated as hedges, net of taxes of $375	710	—	710
Amortization of accumulated other comprehensive loss on terminated swap agreement	988	—	988
Fair value adjustments on available-for-sale securities, net of taxes of $2,550	4,249	—	4,249
Foreign currency translation adjustment	15,889	(90)	15,799

Balance at March 31, 2012	$1,054,653	$11,334	$1,065,987

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	Cinemark
	Holdings, Inc.
	Stockholders’	Noncontrolling	Total
	Equity	Interests	Equity
Balance at January 1, 2011	$1,021,547	$11,605	$1,033,152
Share based awards compensation expense	2,013	—	2,013
Stock withholdings related to restricted stock that vested during the three months ended March 31, 2011	(494)	—	(494)
Exercise of stock options	348	—	348
Tax benefit related to stock option exercises and restricted stock vesting	910	—	910
Dividends paid to stockholders (2)	(23,897)	—	(23,897)
Dividends accrued on unvested restricted stock unit awards (2)	(160)	—	(160)
Net income	24,963	359	25,322
Fair value adjustments on interest rate swap agreements, net of taxes of $1,936	2,716	—	2,716
Amortization of accumulated other comprehensive loss on terminated swap agreement	1,158	—	1,158
Fair value adjustments on available-for-sale securities, net of taxes of $729	1,323	—	1,323
Foreign currency translation adjustment	7,449	(99)	7,350

Balance at March 31, 2011	$1,037,876	$11,865	$1,049,741

(1)

On February 3, 2012, the Company’s board of directors declared a cash dividend for the fourth quarter of 2011 in the amount of $0.21 per share of common stock payable to stockholders of record on March 2, 2012. The dividend was paid on March 16, 2012.

(2)

On February 24, 2011, the Company’s board of directors declared a cash dividend for the fourth quarter of 2010 in the amount of $0.21 per share of common stock payable to stockholders of record on March 4, 2011. The dividend was paid on March 16, 2011.

6. Investment in National CineMedia

The Company has an investment in National CineMedia, LLC (“NCM”). NCM operates a digital in-theatre network in the U.S. for providing cinema advertising and non-film events. Upon joining NCM, the Company entered into an Exhibitor Services Agreement with NCM (“ESA”), pursuant to which NCM provides advertising, promotion and event services to our theatres. As described further in Note 6 to the Company’s financial statements as included in its 2011 Annual Report on Form 10-K, on February 13, 2007, National CineMedia, Inc. (“NCM, Inc.”), an entity that serves as the sole manager of NCM, completed an IPO of its common stock. In connection with the NCM Inc. initial public offering, the Company amended its operating agreement and the ESA. Following the NCM, Inc. IPO, the Company does not recognize undistributed equity in the earnings on its original NCM membership units (referred to herein as the Company’s Tranche 1 Investment) until NCM’s future net earnings, less distributions received, surpass the amount of the excess distribution. The Company recognizes equity in earnings on its Tranche 1 Investment only to the extent it receives cash distributions from NCM. The Company recognizes cash distributions it receives from NCM on its Tranche 1 Investment as a component of earnings as Distributions from NCM. The Company believes that the accounting model provided by ASC 323-10-35-22 for recognition of equity investee losses in excess of an investor’s basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

	Investment	Deferred	Distributions	Equity in	Other	Cash
	in NCM	Revenue	from NCM	Earnings	Revenue	Received
Balance as of January 1, 2012	$72,040	$(236,310)
Receipt of common units due to annual common unit adjustment	9,137	(9,137)	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	(1,810)	1,810
Receipt of excess cash distributions	(1,691)	—	(5,108)	—	—	6,799
Receipt under tax receivable agreement	(967)	—	(2,923)	—	—	3,890
Equity in earnings	716	—	—	(716)	—	—
Amortization of deferred revenue	—	958	—	—	(958)	—

Balance as of and for the period ended March 31, 2012	$79,235	$(244,489)	$(8,031)	$(716)	$(2,768)	$12,499

(1)

Amount includes the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $2,722.

During the three months ended March 31, 2012 and 2011, the Company recorded equity earnings of approximately $716 and $904, respectively.

Pursuant to a Common Unit Adjustment Agreement dated as of February 13, 2007 between NCMI and the Company, AMC Entertainment, Inc. and Regal Entertainment Group, which we refer to collectively as the Founding Members, annual adjustments to the common membership units are made primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each Founding Member. To account for the receipt of additional common units under the Common Unit Adjustment Agreement, the Company follows the guidance in FASB ASC 323-10-35-29 (formerly EITF 02-18, “Accounting for Subsequent Investments in an Investee after Suspension of Equity Loss Recognition”) by analogy, which also refers to AICPA Technical Practice Aid 2220.14, which indicates that if a subsequent investment is made in an equity method investee that has experienced significant losses, the investor must determine if the subsequent investment constitutes funding of prior losses. The Company concluded that the construction or acquisition of new theatres that has led to the common unit adjustments equates to making additional investments in NCM. The Company evaluated the receipt of the additional common units in NCM and the assets exchanged for these additional units and have determined that the right to use its incremental new screens would not be considered funding of prior losses. The Company accounts for these additional common units, which it refers to herein as its Tranche 2 Investment, as a separate investment than its Tranche 1 Investment. The common units received are recorded at fair value as an increase in the Company’s investment in NCM with an offset to deferred revenue. The deferred revenue is amortized over the remaining term of the ESA. The Company’s Tranche 2 Investment is accounted for following the equity method, with undistributed equity earnings related to its Tranche 2 Investment included as a component of earnings in equity in income of affiliates and distributions received related to its Tranche 2 Investment are recorded as a reduction of its investment basis. In the event that a common unit adjustment is determined to be a negative number, the Founding Member can elect to either transfer and surrender to NCM the number of common units equal to all or part of such Founding Member’s common unit adjustment or to pay to NCM an amount equal to such Founding Member’s common unit adjustment calculated in accordance with the Common Unit Adjustment Agreement. If the Company then elects to surrender common units as part of a negative common unit adjustment, the Company would record a reduction to deferred revenue at the then fair value of the common units surrendered and a reduction of the Company’s Tranche 2 Investment at an amount equal to the weighted average cost for Tranche 2 common units, with the difference between the two values recorded as a gain or loss on sale of assets and other.

During March 2012, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, the Company received an additional 598,724 common units of NCM, each of which is convertible into one share of NCM, Inc. common stock. The Company recorded the additional common units received at fair value as part of its Tranche 2 Investment with a corresponding adjustment to deferred revenue of approximately $9,137. The deferred revenue will be recognized over the remaining term of the ESA, which is approximately 24 years. As of March 31, 2012, the Company owned a total of 18,094,644 common units of NCM, representing an ownership interest of approximately 16%.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is summary financial information for NCM for the year ended December 29, 2011 (financial information was not yet available for the three months ended March 29, 2012).

Year Ended December 29, 2011
Gross revenues	$435,434
Operating income	$193,716
Net earnings	$134,524

7. Investment in Digital Cinema Implementation Partners

On February 12, 2007, the Company, AMC Entertainment Inc. and Regal Entertainment Group entered into a joint venture known as Digital Cinema Implementation Partners LLC (“DCIP”) to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. On March 10, 2010, the Company signed a master equipment lease agreement and other related agreements (collectively the “agreements”) with Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company. As of March 31, 2012, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP.

The Company has a variable interest in Kasima through the terms of its master equipment lease agreement; however, the Company has determined that it is not the primary beneficiary of Kasima, as the Company does not have the ability to direct the activities of Kasima that most significantly impact Kasima’s economic performance. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting. During the three months ended March 31, 2012 and 2011, the Company recorded equity income of $1,099 and $1,686, respectively, relating to this investment.

Below is a summary of changes in the Company’s investment in DCIP for the three months ended March 31, 2012:

Investment in
DCIP
Balance as of January 1, 2012	$12,798
Cash contributions to DCIP	309
Equity in income	1,099

Balance as of March 31, 2012	$14,206

The digital projection systems that are leased from Kasima are under an operating lease with an initial term of twelve years that contains ten one-year fair value renewal options. The equipment lease agreement also contains a fair value purchase option. Under the equipment lease agreement, the Company pays minimum annual rent of one thousand dollars per digital projection system for the first six and a half years from the effective date of the agreement and minimum annual rent of three thousand dollars per digital projection system beginning at six and a half years from the effective date through the end of the lease term. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the agreements. Certain of the other rent payments are subject to either a monthly or an annual maximum. As of March 31, 2012, the Company had 3,461 digital projection systems being leased under the master equipment lease agreement with Kasima. The Company recorded equipment lease expense of approximately $1,929 and $912 during the three months ended March 31, 2012 and 2011, respectively, which is included in utilities and other costs on the condensed consolidated statements of income.

The digital projection systems leased from Kasima have replaced a majority of the Company’s existing 35 millimeter projection systems in its U.S. theatres. Therefore, upon signing the agreements, the Company began accelerating the depreciation of its 35 millimeter projection systems, based on the estimated replacement timeframe. The Company recorded depreciation expense of approximately $3,541 on its domestic 35 millimeter projection systems during the three months ended March 31, 2011. The Company’s domestic 35 millimeter projection systems became fully depreciated as of September 30, 2011.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

8. Investment in Marketable Securities – RealD

Under its license agreement with RealD, the Company earned an aggregate of 1,222,780 options to purchase shares of common stock upon installation of a certain number of 3-D systems as outlined in the license agreement. Upon vesting in these options, the Company recorded an investment in RealD with an offset to deferred lease incentive liability. During March 2011, the Company exercised all of its options to purchase shares of common stock in RealD for $0.00667 per share.

The Company accounts for its investment in RealD as a marketable security. The Company has determined that its RealD shares are available-for-sale securities in accordance with ASC Topic 320-10-35-1, therefore unrealized holding gains and losses are reported as a component of accumulated other comprehensive loss until realized.

As of March 31, 2012, the Company owned 1,222,780 shares in RealD, with an estimated fair value of $16,508, which is based on the closing price of RealD’s common stock on March 30, 2012, which falls under Level 1 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. During the three months ended March 31, 2012, the Company recorded an unrealized holding gain of approximately $6,799, before taxes, as a component of accumulated other comprehensive loss on the condensed consolidated balance sheet.

9. Treasury Stock and Share Based Awards

Treasury Stock — Treasury stock represents shares of common stock repurchased or withheld by the Company and not yet retired. The Company has applied the cost method in recording its treasury shares. Below is a summary of the Company’s treasury stock activity for the three months ended March 31, 2012:

	Number of
	Treasury
	Shares	Cost
Balance at January 1, 2012	3,391,592	$45,219
Restricted stock withholdings (1)	122,043	2,700

Balance at March 31, 2012	3,513,635	$47,919

(1)

The Company withheld restricted shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting in restricted stock. The Company determined the number of shares to be withheld based upon market values ranging from $21.95 to $22.40 per share.

As of March 31, 2012, the Company had no plans to retire any shares of treasury stock.

Stock Options – A summary of stock option activity and related information for the three months ended March 31, 2012 is as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2012	82,166	$7.63
Exercised	(200)	$7.63

Outstanding at March 31, 2012	81,966	$7.63	$1,174

Options exercisable at March 31, 2012	81,966	$7.63	$1,174

There were no options granted or forfeited during the three months ended March 31, 2012. The total intrinsic value of options exercised during the three months ended March 31, 2012 was $3. As of March 31, 2012, there was no remaining unrecognized compensation expense related to outstanding stock options as all outstanding options fully vested on April 2, 2009. Options outstanding at March 31, 2012 have an average remaining contractual life of approximately three years.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Restricted Stock – During the three months ended March 31, 2012, the Company granted 618,230 shares of restricted stock to employees of the Company. The fair value of the restricted stock granted was determined based on the market value of the Company’s common stock on the date of grant, which was $21.63 per share. The Company assumed forfeiture rates ranging from 0% to 5% for the restricted stock awards. Certain of the restricted stock granted vests over three years based on continued service and the remaining restricted stock granted vests over four years based on continued service. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock activity for the three months ended March 31, 2012:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2012	1,384,390	$16.85
Granted	618,230	$21.63
Vested	(347,091)	$17.75

Outstanding at March 31, 2012	1,655,529	$18.45

Unvested restricted stock at March 31, 2012	1,655,529	$18.45

The Company receives an income tax deduction upon vesting of the restricted stock awards. The total fair value of shares that vested during the three months ended March 31, 2012 was $7,636. The Company recognized a tax benefit of approximately $1,067 during the three months ended March 31, 2012 related to these vested shares.

The Company recorded compensation expense of $2,534 and $1,315 related to restricted stock awards during the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, the remaining unrecognized compensation expense related to restricted stock awards was $24,996 and the weighted average period over which this remaining compensation expense will be recognized is approximately three years.

Restricted Stock Units – During the three months ended March 31, 2012, the Company granted restricted stock units representing 152,955 hypothetical shares of common stock to employees of the Company. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the three fiscal year period ending December 31, 2014 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments (as defined in the restricted stock unit award agreement). The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity. If the IRR for the three year period is at least 8.5%, which is the threshold, one-third of the restricted stock units vest. If the IRR for the three year period is at least 10.5%, which is the target, two-thirds of the restricted stock units vest. If the IRR for the three year period is at least 12.5%, which is the maximum, 100% of the restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. All payouts of restricted stock units that vest will be subject to an additional one year service requirement and will be paid in the form of common stock if the participant continues to provide services through March 2015, which is the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards vest.

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the three months ended March 31, 2012 at each of the three target levels of financial performance (excluding forfeiture assumptions):

	Number of
	Shares	Value at
	Vesting	Grant
at IRR of at least 8.5%	50,981	$1,103
at IRR of at least 10.5%	101,974	$2,206
at IRR of at least 12.5%	152,955	$3,308

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Due to the fact that the IRR for the three year performance period could not be determined at the time of grant, the Company estimated that the most likely outcome is the achievement of the mid-point IRR level. The fair value of the restricted stock unit awards was determined based on the market value of the Company’s common stock on the date of grant, which was $21.63 per share. The Company assumed a forfeiture rate of 5% for the restricted stock unit awards. If during the service period, additional information becomes available to lead the Company to believe a different IRR level will be achieved for the three-year performance period, the Company will reassess the number of units that will vest for the grant and adjust its compensation expense accordingly on a prospective basis over the remaining service period.

There were no forfeitures of restricted stock unit awards during the three months ended March 31, 2012. The Company recorded compensation expense of $781 and $698 related to restricted stock unit awards during the three months ended March 31, 2012 and 2011, respectively.

During the three months ended March 31, 2012, 113,456 restricted stock unit awards vested. Upon vesting, each restricted stock unit was converted into one share of the Company’s common stock. In addition, the Company paid approximately $346 in dividends on the vested restricted stock units, which represented dividends that had accumulated on the awards since they were granted in 2008. The fair value of the restricted stock unit awards that vested during the three months ended March 31, 2012 was approximately $2,541. The Company recognized a tax benefit of approximately $2,863 during the three months ended March 31, 2012 related to these vested awards.

As of March 31, 2012, the remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $6,153. The weighted average period over which this remaining compensation expense will be recognized is approximately two years. As of March 31, 2012, the Company had restricted stock units outstanding that represented a total of 1,077,269 hypothetical shares of common stock, net of actual cumulative forfeitures of 19,918 units, assuming the maximum IRR of at least 12.5% is achieved for all of the grants.

10. Interest Rate Swap Agreements

The Company is currently a party to five interest rate swap agreements that qualify for cash flow hedge accounting. No premium or discount was incurred upon the Company entering into any of its interest rate swap agreements because the pay rates and receive rates on the interest rate swap agreements represented prevailing rates for each counterparty at the time each of the interest rate swap agreements was consummated. The fair values of the interest rate swaps are recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive loss and the ineffective portion reported in earnings. The changes in fair values are reclassified from accumulated other comprehensive loss into earnings in the same period that the hedged items affect earnings. For the three months ended March 31, 2012 and 2011, the Company reclassified approximately $3,107 and $3,992, respectively, from accumulated other comprehensive loss into earnings.

The valuation technique used to determine fair value is the income approach and under this approach, the Company uses projected future interest rates as provided by counterparties to the interest rate swap agreements and the fixed rates that the Company is obligated to pay under these agreements. Therefore, the Company’s measurements use significant unobservable inputs, which fall in Level 3 of the U.S. GAAP hierarchy as defined by FASB ASC Topic 820-10-35. There were no changes in valuation techniques during the period and no transfers in or out of Level 3. See Note 13 for a summary of unrealized gains or losses recorded in accumulated other comprehensive loss and earnings.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of the Company’s current interest rate swap agreements designated as hedge agreements as of March 31, 2012:

								Estimated
Amount Designated as a Hedge	Nominal Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	Current Liability (1)	Long- Term Liability (2)	Total Fair Value at March 31, 2012
$106,632 (3)	$125,000	August 2007	4.9220%	3-Month LIBOR	August 2012	$2,079	$—	$2,079
$ 63,983 (4)	$75,000	November 2008	3.6300%	1-Month LIBOR	November 2012	1,591	—	1,591
$175,000	$175,000	December 2010	1.3975%	1-Month LIBOR	September 2015	1,827	2,231	4,058
$175,000	$175,000	December 2010	1.4000%	1-Month LIBOR	September 2015	1,842	2,292	4,134
$100,000	$100,000	November 2011	1.7150%	1-Month LIBOR	April 2016	1,362	1,999	3,361

$620,615	$650,000					$8,701	$6,522	$15,223

(1)	Included in accounts payable and accrued expenses on the condensed consolidated balance sheet as of March 31, 2012.
(2)	Included in other long-term liabilities on the condensed consolidated balance sheet as of March 31, 2012.
(3)	An additional $18,368 of this original $125,000 swap is no longer designated as a hedge as a result of the prepayment of the unextended portion of the Company’s term loan debt.
(4)	An additional $11,017 of this original $75,000 swap is no longer designated as a hedge as a result of the prepayment of the unextended portion of the Company’s term loan debt.

The Company amortized approximately $988 and $1,158 to interest expense during the three months ended March 31, 2012 and 2011, respectively, related to a previously terminated interest rate swap agreement. The Company will amortize approximately $1,482 to interest expense for this terminated interest rate swap agreement over the next twelve months. See Note 13 for additional information about the Company’s fair value measurements related to its interest rate swap agreements.

11. Goodwill and Other Intangible Assets

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2012 (1)	$948,026	$202,611	$1,150,637
Acquisition of U.S. theatre	8,971	—	8,971
Foreign currency translation adjustments	—	4,983	4,983

Balance at March 31, 2012 (1)	$956,997	$207,594	$1,164,591

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.

The Company evaluates goodwill for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill might exceed its estimated fair value. The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. The Company considers the reporting unit to be each of its sixteen regions in the U.S. and each of its eight countries internationally (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are considered one reporting unit). Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds the estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was seven and a half times for the evaluation performed during the fourth quarter of 2011.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

No events or changes in circumstances occurred during the three months ended March 31, 2012 that indicated the carrying value of goodwill might exceed its estimated fair value.

Intangible assets consisted of the following:

	January 1, 2012	Amortization	Other (1)	March 31, 2012
Intangible assets with finite lives:
Gross carrying amount	$74,381	$—	$(148)	$74,233
Accumulated amortization	(47,313)	(1,112)	—	(48,425)

Total net intangible assets with finite lives	$27,068	$(1,112)	$(148)	$25,808

Intangible assets with indefinite lives:
Tradename	309,839	—	778	310,617

Total intangible assets — net	$336,907	$(1,112)	$630	$336,425

(1)	Consists primarily of foreign currency translation adjustments.

Estimated aggregate future amortization expense for intangible assets is as follows:

For the nine months ended December 31, 2012	$3,161
For the twelve months ended December 31, 2013	4,517
For the twelve months ended December 31, 2014	3,959
For the twelve months ended December 31, 2015	3,641
For the twelve months ended December 31, 2016	3,410
Thereafter	7,120

Total	$25,808

12. Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of approximately twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the three months ended March 31, 2012 and 2011. As of March 31, 2012, the estimated aggregate fair value of the long-lived assets impaired during the three months ended March 31, 2012 was $0.

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

	Three Months Ended
	March 31,
	2012	2011
United States theatre properties	$66	$343
International theatre properties	119	672

Subtotal	$185	$1,015
Intangible assets	—	—

Impairment of long-lived assets	$185	$1,015

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

Level 2 – other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

Level 3 – unobservable and should be used to measure fair value to the extent that observable inputs are not available.

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of March 31, 2012:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities – current (see Note 10)	$(8,701)	$—	$—	$(8,701)
Interest rate swap liabilities – long term (see Note 10)	$(6,522)	$—	$—	$(6,522)
Investment in RealD (see Note 8)	$16,508	$16,508	$—	$—

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of December 31, 2011:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities – current (see Note 10)	$(9,979)	$—	$—	$(9,979)
Interest rate swap liabilities – long term (see Note 10)	$(6,597)	$—	$—	$(6,597)
Investment in RealD (see Note 8)	$9,709	$9,709	$—	$—

Below is a reconciliation of the beginning and ending balance for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Liabilities		Assets
	2012	2011	2012	2011
Beginning balances —January 1	$(16,576)	$(15,970)	$—	$8,955
Total gain included in accumulated other comprehensive loss	1,085	2,780	—	1,872
Total gain included in earnings	268	—	—	—

Ending balances – March 31	$(15,223)	$(13,190)	$—	$10,827

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

There were no changes in valuation techniques during the period. There were no transfers in or out of Level 3 during the three months ended March 31, 2012.

14. Foreign Currency Translation

The accumulated other comprehensive loss account in stockholders’ equity of $23,682 and $1,846 at December 31, 2011 and March 31, 2012, respectively, includes the cumulative foreign currency adjustments of $(11,325) and $4,564, respectively, from translating the financial statements of the Company’s international subsidiaries, and also includes the change in fair values of the Company’s interest rate swap agreements that are designated as hedges and the change in fair value of the Company’s available-for-sale securities.

All foreign countries where the Company has operations are non-highly inflationary and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.

On March 31, 2012, the exchange rate for the Brazilian real was 1.83 reais to the U.S. dollar (the exchange rate was 1.87 reais to the U.S. dollar at December 31, 2011). As a result, the effect of translating the March 31, 2012 Brazilian financial statements into U.S. dollars is reflected as a foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in stockholders’ equity of $5,065. At March 31, 2012, the total assets of the Company’s Brazilian subsidiaries were U.S. $322,708.

On March 31, 2012, the exchange rate for the Mexican peso was 12.80 pesos to the U.S. dollar (the exchange rate was 14.00 pesos to the U.S. dollar at December 31, 2011). As a result, the effect of translating the March 31, 2012 Mexican financial statements into U.S. dollars is reflected as a foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in stockholders’ equity of $6,939. At March 31, 2012, the total assets of the Company’s Mexican subsidiaries were U.S. $131,499.

On March 31, 2012, the exchange rate for the Argentinean peso was 4.38 pesos to the U.S. dollar (the exchange rate was 4.31 pesos to the U.S. dollar at December 31, 2011). As a result, the effect of translating the March 31, 2012 Argentinean financial statements into U.S. dollars is reflected as a foreign currency translation adjustment to the accumulated other comprehensive loss account as a decrease in stockholders’ equity of $1,622. At March 31, 2012, the total assets of the Company’s Argentinean subsidiaries were U.S. $128,452.

On March 31, 2012, the exchange rate for the Chilean peso was 486.50 pesos to the U.S. dollar (the exchange rate was 520.70 pesos to the U.S. dollar at December 31, 2011). As a result, the effect of translating the March 31, 2012 Chilean financial statements into U.S. dollars is reflected as a foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in stockholders’ equity of $2,286. At March 31, 2012, the total assets of the Company’s Chilean subsidiaries were U.S. $41,681.

On March 31, 2012, the exchange rate for the Colombian peso was 1,781.60 pesos to the U.S. dollar (the exchange rate was 1,950.00 pesos to the U.S. dollar at December 31, 2011). As a result, the effect of translating the March 31, 2012 Colombian financial statements into U.S. dollars is reflected as a foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in stockholders’ equity of $2,477. At March 31, 2012, the total assets of the Company’s Colombian subsidiaries were U.S. $37,941.

The effect of translating the March 31, 2012 financial statements of the Company’s other international subsidiaries, with local currencies other than the U.S. dollar, is reflected as a foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in stockholders’ equity of $744.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

15. Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Three Months Ended
	March 31,
	2012	2011
Cash paid for interest	$15,876	$16,678
Cash paid for income taxes, net of refunds received	$4,045	$(6,610)
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$(9,711)	$(1,466)
Theatre properties acquired under capital lease	$3,569	$—
Change in fair market values of interest rate swap agreements, net of taxes	$978	$2,716
Investment in NCM – receipt of common units (see Note 6)	$9,137	$9,302
Dividends accrued on unvested restricted stock unit awards	$(159)	$(160)
Investment in RealD (see Note 8)	$—	$3,402
Change in fair market value of available-for-sale securities, net of taxes (see Note 8)	$4,249	$1,323

(1)	Additions to theatre properties and equipment included in accounts payable as of December 31, 2011 and March 31, 2012 were $18,512 and $8,801, respectively.

16. Segments

The Company manages its international market and its U.S. market as separate reportable operating segments, with the international segment consisting of operations in Brazil, Mexico, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenues, primarily screen advertising. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company does not report asset information by segment because that information is not used to evaluate the performance of or allocate resources between segments.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended March 31,
	2012	2011
Revenues
U.S.	$411,225	$330,866
International	169,875	154,471
Eliminations	(2,282)	(2,201)

Total revenues	$578,818	$483,136

Adjusted EBITDA
U.S.	$104,293	$68,791
International	36,035	33,915

Total Adjusted EBITDA	$140,328	$102,706

Capital expenditures
U.S.	$19,694	$11,468
International	27,290	24,301

Total capital expenditures	$46,984	$35,769

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2012	2011
Net income	$42,876	$25,322
Add (deduct):
Income taxes	27,932	9,037
Interest expense (1)	32,133	29,290
Other income (2)	(5,422)	(5,030)
Depreciation and amortization(3)	36,816	39,140
Impairment of long-lived assets	185	1,015
Loss on sale of assets and other	836	472
Deferred lease expenses	1,123	780
Amortization of long-term prepaid rents	534	667
Share based awards compensation expense	3,315	2,013

Adjusted EBITDA	$140,328	$102,706

(1)	Includes amortization of debt issue costs.
(2)

Includes interest income, foreign currency exchange gain and equity in income of affiliates and excludes distributions from NCM. Distributions from NCM are reported entirely within the U.S. operating segment.

(3)	Includes amortization of favorable/unfavorable leases.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended
	March 31,
	2012	2011
Revenues
U.S.	$411,225	$330,866
Brazil	78,398	86,841
Other foreign countries	91,477	67,630
Eliminations	(2,282)	(2,201)

Total	$578,818	$483,136

Theatre Properties and Equipment-net	March 31, 2012	December 31, 2011
U.S.	$935,703	$934,279
Brazil	161,767	149,294
Other foreign countries	159,500	155,277

Total	$1,256,970	$1,238,850

17. Related Party Transactions

The Company manages theatres for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is the Company’s Chairman of the Board and directly and indirectly owns approximately 9% of the Company’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $124 and $27 of management fee revenues during the three months ended March 31, 2012 and 2011, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company leases 20 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of the Company’s directors and is an officer of the general partner of Syufy. Of these 21 leases, 17 have fixed minimum annual rent. The four leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. For the three months ended March 31, 2012 and 2011, the Company paid total rent of approximately $4,425 and $4,615, respectively, to Syufy.

18. Commitments and Contingencies

On February 15, 2012, the Company’s Chief Executive Officer (“CEO”), Alan Stock, announced his retirement. As a result of the retirement, the Company’s employment agreement with Mr. Stock was effectively terminated. Mr. Stock is currently serving in a transitional role until May 1, 2012 and will then become a consultant for the Company for a two-year period through April 30, 2014. Mr. Stock has retained his share based awards under their original vesting terms.

Upon Mr. Stock’s retirement, the Company appointed Tim Warner as its CEO. Mr. Warner previously served as the Company’s President and Chief Operating Officer. In connection with his appointment as the CEO, the Company and Mr. Warner entered into an Amended and Restated Employment Agreement dated as of March 30, 2012 (the “Amended and Restated Agreement”). The Amended and Restated Agreement amends and restates the Employment Agreement dated June 16, 2008 by and between the Company and Mr. Warner. The term of the Amended and Restated Agreement goes through April 1, 2014 and may be extended at the Company’s election for an additional one-year period upon six months prior written notice by the Company to Mr. Warner. The base salary stipulated in the Amended and Restated Agreement is subject to review during the term of the agreement for increase (but not

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

decrease) each year by the Company’s Compensation Committee. Mr. Warner is eligible to receive annual cash incentive bonuses upon the Company meeting certain performance targets established by its Compensation Committee and will continue to be eligible to participate in and receive grants of equity incentive awards under the Company’s long-term incentive plan.

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

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Mexico, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. As of March 31, 2012, we managed our business under two reportable operating segments—U.S. markets and international markets. See Note 16 to our condensed consolidated financial statements.

We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing promotions and electronic video games located in some of our theatres. Our contracts with NCM have assisted us in expanding our offerings to domestic advertisers and broadening ancillary revenue sources such as digital video monitor advertising, third party branding, and the use of our domestic theatres for alternative entertainment, such as live and pre-recorded sports programs, concert events, the opera, special live documentaries and other cultural events. Films leading the box office during the three months ended March 31, 2012 included The Hunger Games, Dr. Suess’ The Lorax, Wrath of the Titans, The Vow, Safe House, 21 Jump Street and Journey 2: The Mysterious Island, among other films. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. Films currently scheduled for release during the remainder of 2012 include sequels such as Men in Black 3, Madagascar 3: Europe’s Most Wanted, Ice Age: Continental Drift, The Dark Knight Rises, The Bourne Legacy and The Twilight Saga: Breaking Dawn Part 2 and highly anticipated original titles such as The Avengers, The Hobbit: An Unexpected Journey, and Life of Pi, among other films.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating data and the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income:

	Three Months Ended
Operating data (in millions):	March 31,
	2012	2011
Revenues
Admissions	$373.8	$311.7
Concession	179.8	146.7
Other	25.2	24.7

Total revenues	$578.8	$483.1
Cost of operations
Film rentals and advertising	195.4	165.2
Concession supplies	28.5	23.3
Salaries and wages	58.5	50.1
Facility lease expense	68.5	66.4
Utilities and other	66.5	59.8
General and administrative expenses	34.1	29.0
Depreciation and amortization	36.8	39.1
Impairment of long-lived assets	0.2	1.0
Loss on sale of assets and other	0.8	0.5

Total cost of operations	489.3	434.4

Operating income	$89.5	$48.7

Operating data as a percentage of total revenues:
Revenues
Admissions	64.6%	64.5%
Concession	31.1%	30.4%
Other	4.3%	5.1%

Total revenues	100.0%	100.0%

Cost of operations (1)
Film rentals and advertising	52.3%	53.0%
Concession supplies	15.9%	15.9%
Salaries and wages	10.1%	10.4%
Facility lease expense	11.8%	13.7%
Utilities and other	11.5%	12.4%
General and administrative expenses	5.9%	6.0%
Depreciation and amortization	6.4%	8.1%
Impairment of long-lived assets	0.0%	0.2%
Loss on sale of assets and other	0.1%	0.1%
Total cost of operations	84.5%	89.9%
Operating income	15.5%	10.1%

Average screen count (month end average)	5,169	4,941

Revenues per average screen (dollars)	$112,011	$97,791

(1)

All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended March 31, 2012 versus March 31, 2011

Revenues. Total revenues increased $95.7 million to $578.8 million for the three months ended March 31, 2012 (“first quarter of 2012”) from $483.1 million for the three months ended March 31, 2011 (“first quarter of 2011”), representing a 19.8% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31,			March 31,			March 31,
			%			%			%
	2012	2011	Change	2012	2011	Change	2012	2011	Change
Admissions revenues(1)	$266.6	$213.6	24.8%	$107.2	$98.1	9.3%	$373.8	$311.7	19.9%
Concession revenues(1)	$131.3	$104.8	25.3%	$48.5	$41.9	15.8%	$179.8	$146.7	22.6%
Other revenues(1)(2)	$11.1	$10.3	7.8%	$14.1	$14.4	(2.1)%	$25.2	$24.7	2.0%
Total revenues (1)(2)	$409.0	$328.7	24.4%	$169.8	$154.4	10.0%	$578.8	$483.1	19.8%
Attendance(1)	39.8	33.4	19.2%	21.7	20.4	6.4%	61.5	53.8	14.3%

(1)	Amounts in millions.
(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 16 of our condensed consolidated financial statements.

•	U.S. The increase in admissions revenues of $53.0 million was attributable to a 19.2% increase in attendance and a 4.7% increase in average ticket price from $6.40 for the first quarter of 2011 to $6.70 for the first quarter of 2012. The increase in concession revenues of $26.5 million was attributable to the 19.2% increase in attendance and a 5.1% increase in concession revenues per patron from $3.14 for the first quarter of 2011 to $3.30 for the first quarter of 2012. The increase in attendance was primarily due to the solid slate of films released during the first quarter of 2012, including the unexpectedly strong performance of The Hunger Games and Dr. Seuss’ The Lorax. The increase in average ticket price was primarily due to incremental 3-D and premium pricing and other price increases. The increase in concession revenues per patron was primarily due to incremental sales and price increases.

•	International. The increase in admissions revenues of $9.1 million was attributable to a 6.4% increase in attendance and a 2.7% increase in average ticket price from $4.81 for the first quarter of 2011 to $4.94 for the first quarter of 2012. The increase in concession revenues of $6.6 million was attributable to the 6.4% increase in attendance and a 9.3% increase in concession revenues per patron from $2.05 for the first quarter of 2011 to $2.24 for the first quarter of 2012. The increase in attendance was due to new theatres, including the ten theatres in Argentina acquired during August 2011. The increase in average ticket price was primarily due to price increases and an increase in the mix of 3-D and premium tickets sold. The increase in concession revenues per patron was primarily due to price increases.

Cost of Operations. The table below summarizes certain of our year-over-year theatre operating costs by reportable operating segment (in millions).

	U.S. Operating Segment		International Operating Segment		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011	2012	2011
Film rentals and advertising	$144.1	$116.2	$51.3	$49.0	$195.4	$165.2
Concession supplies	16.9	12.6	11.6	10.7	28.5	23.3
Salaries and wages	41.6	37.9	16.9	12.2	58.5	50.1
Facility lease expense	47.7	45.7	20.8	20.7	68.5	66.4
Utilities and other	44.3	39.9	22.2	19.9	66.5	59.8

•	U.S. Film rentals and advertising costs were $144.1 million, or 54.1% of admissions revenues, for the first quarter of 2012 compared to $116.2 million, or 54.4% of admissions revenues, for the first quarter of 2011. The increase in film rentals and advertising costs of $27.9 million was due to the $53.0 million increase in admissions revenues, partially offset by a slight decrease in the film rentals and advertising rate. Concession supplies expense was $16.9 million, or 12.9% of concession revenues, for the first quarter of 2012 compared to $12.6 million, or 12.0% of concession revenues, for the first quarter of 2011. The increase in the concession supplies rate was primarily due to increases in inventory procurement costs.

Salaries and wages increased to $41.6 million for the first quarter of 2012 from $37.9 million for the first quarter of 2011 primarily due to increased staffing levels to support the 19.2% increase in attendance. Facility lease expense increased to $47.7 million for the first quarter of 2012 from $45.7 million for the first quarter of 2011 primarily due to new theatres and increased percentage rent resulting from the 24.4% increase in total revenues. Utilities and other costs increased to $44.3 million for the first quarter of 2012 from $39.9 million for the first quarter of 2011 primarily due to increased expenses related to digital and 3-D equipment and increased repairs and maintenance expenses.

•	International. Film rentals and advertising costs were $51.3 million, or 47.9% of admissions revenues, for the first quarter of 2012 compared to $49.0 million, or 49.9% of admissions revenues, for the first quarter of 2011. The decrease in the film rentals and advertising rate was primarily due to the lack of blockbuster films during the first quarter of 2012, as The Hunger Games and Dr. Seuss’ The Lorax did not perform as well internationally. Concession supplies expense was $11.6 million, or 23.9% of concession revenues, for the first quarter of 2012 compared to $10.7 million, or 25.5% of concession revenues, for the first quarter of 2011. The decrease in the concession supplies rate was primarily due to the mix of products sold during the first quarter of 2012 compared to 2011 and the impact from concession sales price increases.

Salaries and wages increased to $16.9 million for the first quarter of 2012 from $12.2 million for the first quarter of 2011 primarily due to new theatres, including the ten theatres in Argentina acquired in August 2011, and increased wage rates. Facility lease expense increased to $20.8 million for the first quarter of 2012 from $20.7 million for the first quarter of 2011 primarily due to new theatres, including the ten theatres in Argentina acquired in August 2011, partially offset by decreased percentage rent. Utilities and other costs increased to $22.2 million for the first quarter of 2012 from $19.9 million for the first quarter of 2011 primarily due to new theatres, including the ten theatres in Argentina acquired in August 2011, and increased repairs and maintenance expenses.

General and Administrative Expenses. General and administrative expenses increased to $34.1 million for the first quarter of 2012 from $29.0 million for the first quarter of 2011. The increase was primarily due to increased salaries and incentive compensation expense of approximately $2.0 million, increased share based awards compensation expense of approximately $1.3 million and additional overhead expenses associated with the ten theatres in Argentina acquired in August 2011.

Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable/unfavorable leases, was $36.8 million during the first quarter of 2012 compared to $39.1 million during the first quarter of 2011. Depreciation and amortization expense for the three months ended March 31, 2011 included approximately $3.5 million related to the accelerated depreciation on the Company’s domestic 35-millimeter projection systems that became fully depreciated as of September 30, 2011.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $0.2 million during the first quarter of 2012 compared to $1.0 million during the first quarter of 2011. Impairment charges for the first quarter of 2012 consisted of U.S. and international theatre properties, impacting four of our twenty-four reporting units. Impairment charges for the first quarter of 2011 consisted of U.S. and international theatre properties, impacting nine of our twenty-four reporting units. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 12 to our condensed consolidated financial statements.

Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $0.8 million during the first quarter of 2012 compared to $0.5 million during the first quarter of 2011. The loss recorded during the first quarter of 2012 was primarily a result of theatre remodels and the retirement of certain theatre equipment that was replaced during the period.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $32.1 million during the first quarter of 2012 compared to $29.3 million during the first quarter of 2011. The increase was primarily due to the refinancing of the $157.2 million unextended portion of our term loan debt outstanding in June 2011 with $200 million of 7.375% senior subordinated notes due 2021. See Note 4 to our condensed consolidated financial statements for further discussion of our long-term debt.

Distributions from NCM. We recorded distributions from NCM of $8.0 million during the first quarter of 2012 compared to $9.9 million during the first quarter of 2011, which were in excess of the carrying value of our Tranche 1 investment. See Note 6 to our condensed consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $1.8 million during the first quarter of 2012 compared to $2.4 million during the first quarter of 2011. The equity in income of affiliates recorded during the first quarter of 2012 primarily consisted of income of approximately $0.7 million related to our equity investment in NCM (see Note 6 to our condensed consolidated financial statements) and income of approximately $1.1 million related to our equity investment in DCIP (see Note 7 to our condensed consolidated financial statements). The equity in income of affiliates recorded during the first quarter of 2011 primarily included income of approximately $1.7 million related to our equity investment in DCIP and income of approximately $0.9 million related to our equity investment in NCM.

Income Taxes. Income tax expense of $27.9 million was recorded for the first quarter of 2012 compared to $9.0 million for the first quarter of 2011. The effective tax rate was 39.4% for the first quarter of 2012 compared to 26.3% for the first quarter of 2011. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate. During the first quarter of 2011, the Company reduced its liabilities for uncertain tax positions due to the settlements and closures of various tax years, which resulted in a tax benefit of approximately $3.6 million that impacted the effective tax rate for the period.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, a majority of our theatres provide the patron a choice of using a credit card or debit card in place of cash. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities was $97.7 million for the three months ended March 31, 2012 compared to $61.0 million for the three months ended March 31, 2011. The increase in cash provided by operating activities was primarily due to the increased earnings.

Investing Activities

Our investing activities have been principally related to the development and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $61.3 million for the three months ended March 31, 2012 compared to $35.9 million for the three months ended March 31, 2011. The increase in cash used for investing activities was primarily due to the acquisition of a theatre in the U.S. for approximately $14.1 million and an increase in capital expenditures.

Capital expenditures for the three months ended March 31, 2012 and 2011 were as follows (in millions):

Period	New Theatres	Existing Theatres	Total
Three Months Ended March 31, 2012	$18.4	$28.6	$47.0
Three Months Ended March 31, 2011	$11.3	$24.5	$35.8

We continue to invest in our U.S. theatre circuit. We acquired one theatre with 16 screens and added one screen to an existing theatre during the three months ended March 31, 2012, bringing our total domestic screen count to 3,895 as of March 31, 2012. At March 31, 2012, we had signed commitments to open four new theatres with 57 screens in domestic markets during the remainder of 2012 and open eight new theatres with 104 screens subsequent to 2012. We estimate the remaining capital expenditures for the development of these 161 domestic screens will be approximately $101.0 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

We also continue to invest in our international theatre circuit. We built two new theatres and 12 screens during the three months ended March 31, 2012, bringing our total international screen count to 1,286 as of March 31, 2012. At March 31, 2012, we had signed commitments to open seven new theatres with 50 screens in international markets during the remainder of 2012 and open four new theatres with 28 screens subsequent to 2012. We estimate the remaining capital expenditures for the development of these 78 international screens will be approximately $81.0 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

We plan to fund capital expenditures for our continued development with cash flow from operations, borrowings under our senior secured credit facility, and proceeds from debt issuances, sale leaseback transactions and/or sales of excess real estate.

Financing Activities

Cash used for financing activities was $32.2 million for the three months ended March 31, 2012 compared to $28.7 million for the three months ended March 31, 2011.

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of March 31, 2012 (in millions):

Cinemark, USA, Inc. term loan	$903.6
Cinemark USA, Inc. 8 5/8% senior notes due 2019 (1)	460.8
Cinemark USA, Inc. 7 3/8% senior subordinated notes due 2021	200.0
Hoyts General Cinema (Argentina) bank loan due 2013	4.9

Total long-term debt	$1,569.3
Less current portion	12.1

Long-term debt, less current portion	$1,557.2

(1)	Includes the $470.0 million aggregate principal amount of the 8.625% senior notes before the original issue discount, which was $9.2 million as of March 31, 2012.

As of March 31, 2012, we had $150.0 million in available borrowing capacity on our revolving credit line.

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

At March 31, 2012, there was $903.6 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $150.0 million in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the senior secured credit facility at March 31, 2012 was approximately 4.9% per annum.

See discussion of interest rate swap agreements under Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cinemark USA, Inc. 8.625% Senior Notes

On June 29, 2009, Cinemark USA, Inc. issued $470.0 million aggregate principal amount of 8.625% senior notes due 2019 with an original issue discount of approximately $11.5 million, resulting in proceeds of approximately $458.5 million. The proceeds were primarily used to fund the repurchase of the remaining $419.4 million aggregate principal amount at maturity of Cinemark, Inc.’s 9.75% senior discount notes. Interest on the senior notes is payable June 15 and December 15 of each year. The senior notes mature on June 15, 2019. As of March 31, 2012, the carrying value of the senior notes was approximately $460.8 million.

The indenture to the senior notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) consummate specified asset sales, (2) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (3) incur additional indebtedness and issue preferred stock, (4) enter into transactions with affiliates, (5) enter new lines of business, (6) merge or consolidate with, or sell all or substantially all of its assets to another person and (7) create liens. Upon a change of control of Cinemark Holdings, Inc. or Cinemark USA, Inc., Cinemark USA, Inc. would be required to make an offer to repurchase the senior notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest through the date of repurchase. Certain asset dispositions are considered triggering events that may require Cinemark USA, Inc. to use the proceeds from those asset dispositions to make an offer to purchase the notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase if such proceeds are not otherwise used within 365 days as described in the indenture. The indenture governing the senior notes allows Cinemark USA, Inc. to incur additional indebtedness if we satisfy the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1, and our actual ratio as of March 31, 2012 was 5.4 to 1.

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

Cinemark USA, Inc. 7.375% Senior Subordinated Notes

On June 3, 2011, Cinemark USA, Inc. issued $200 million aggregate principal amount of 7.375% senior subordinated notes due 2021, at par value. The proceeds, after payment of fees, were primarily used to fund the prepayment of the remaining $157.2 million of Cinemark USA’s unextended portion of term loan debt under its senior secured credit facility. Interest on the senior subordinated notes is payable on June 15 and December 15 of each year. The senior subordinated notes mature on June 15, 2021.

The indenture to the senior subordinated notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. Upon a change of control, as defined in the Indenture, Cinemark USA, Inc. would be required to make an offer to repurchase the senior subordinated notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the senior subordinated notes allows Cinemark USA, Inc. to incur additional indebtedness if we satisfy the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1, and our actual ratio as of March 31, 2012 was 5.4 to 1.

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

Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the Securities and Exchange Commission (the “Commission”) on July 27, 2011 pursuant to which Cinemark USA, Inc. offered to exchange the senior subordinated notes for substantially similar registered senior subordinated notes. The registration statement became effective August 4, 2011 and approximately $199.5 million of the notes were exchanged on September 7, 2011. The registered senior subordinated notes, issued in the exchange, do not have transfer restrictions. Approximately $0.5 million of the notes were not exchanged as of March 31, 2012.

Covenant Compliance

As of March 31, 2012, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

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

Interest Rate Risk

We are currently party to variable rate debt facilities. An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt facilities. At March 31, 2012, there was an aggregate of approximately $283.0 million of variable rate debt outstanding under these facilities, which excludes $620.6 million of Cinemark USA, Inc.’s term loan debt that is hedged with the Company’s interest rate swap agreements in effect as of March 31, 2012 as discussed below. Based on the interest rates in effect on the variable rate debt outstanding at March 31, 2012, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $2.8 million.

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

Below is a summary of our interest rate swap agreements as of March 31, 2012:

Nominal Amount (in millions)	Amount Designated as a Hedge (in millions)	Effective Date	Pay Rate	Receive Rate	Expiration Date
$125.0	$106.6	August 2007	4.9220%	3-month LIBOR	August 2012
$75.0	$64.0	November 2008	3.6300%	1-month LIBOR	November 2012
$175.0	$175.0	December 2010	1.3975%	1-month LIBOR	September 2015
$175.0	$175.0	December 2010	1.4000%	1-month LIBOR	September 2015
$100.0	$100.0	November 2011	1.7150%	1-month LIBOR	April 2016

$650.0	$620.6

The table below provides information about our fixed rate and variable rate long-term debt agreements as of March 31, 2012:

	Expected Maturity for the Twelve-Month Periods Ending March 31,								Average
	(in millions)								Interest
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value	Rate
Fixed rate (1)(2)	$2.9	$2.0	$—	$—	$620.6	$670.0	$1,295.5	$1,362.2	7.0%
Variable rate	9.2	9.3	9.2	9.3	246.0	—	283.0	283.7	3.6%

Total debt	$12.1	$11.3	$9.2	$9.3	$866.6	$670.0	$1,578.5	$1,645.9

(1)	Includes $620.6 million of the Cinemark USA, Inc. term loan, which represents the debt hedged with the Company’s interest rate swap agreements in effect as of March 31, 2012 discussed above.
(2)	Includes the 8.625% senior notes in the aggregate principal amount of $470.0 million, excluding the discount of $9.2 million.

Foreign Currency Exchange Rate Risk

We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and construction interior finish items and other operating supplies used by our international subsidiaries. A majority of the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. Generally accepted accounting principles in the U.S. (“U.S. GAAP”) require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our equity ownership in our international subsidiaries as of March 31, 2012, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed would decrease the aggregate net book value of our investments in our international subsidiaries by approximately $52.5 million and would decrease the aggregate net income of our international subsidiaries by approximately $2.0 million.

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2012, we carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Previously reported under “Business – Legal Proceedings” in the Company’s Annual Report on Form 10-K filed February 29, 2012.

Item 1A. Risk Factors

There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Company’s Annual Report on Form 10-K filed February 29, 2012.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

*31.1	Certification of Tim Warner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Tim Warner, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Financial Statements from the quarterly report on Form 10-Q of Cinemark Holdings, Inc. for the quarter ended March 31, 2012, filed May 7, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK HOLDINGS, INC.

Registrant

DATE: May 7, 2012

/s/ Tim Warner

Tim Warner

Chief Executive Officer

/s/ Robert Copple

Robert Copple

Chief Financial Officer

EXHIBIT INDEX

*31.1	Certification of Tim Warner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Tim Warner, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Financial Statements from the quarterly report on Form 10-Q of Cinemark Holdings, Inc. for the quarter ended March 31, 2012, filed May 7, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.