Form 10-Q
period 2012-06-30
Cinemark Holdings, Inc.
filed 2012-08-06
CIK 1385280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, 114,904,146 shares of common stock were issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data, unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$524,282	$521,408
Inventories	12,495	11,284
Accounts receivable	65,964	54,757
Income tax receivable	3,797	17,786
Deferred tax asset	10,213	10,583
Prepaid expenses and other	10,495	11,300

Total current assets	627,246	627,118

Theatre properties and equipment	2,157,971	2,103,927
Less accumulated depreciation and amortization	915,276	865,077

Theatre properties and equipment, net	1,242,695	1,238,850

Other assets
Goodwill	1,151,179	1,150,637
Intangible assets—net	333,773	336,907
Investment in NCM	78,193	72,040
Investment in DCIP	16,202	12,798
Investment in marketable securities—RealD	18,293	9,709
Investments in and advances to affiliates	1,793	1,543
Long-term deferred tax asset	9,147	8,826
Deferred charges and other assets—net	63,839	63,980

Total other assets	1,672,419	1,656,440

Total assets	$3,542,360	$3,522,408

Liabilities and equity

Current liabilities
Current portion of long-term debt	$12,006	$12,145
Current portion of capital lease obligations	10,058	9,639
Income tax payable	5,467	6,506
Accounts payable and accrued expenses	262,733	276,737

Total current liabilities	290,264	305,027

Long-term liabilities
Long-term debt, less current portion	1,554,390	1,560,076
Capital lease obligations, less current portion	129,572	131,533
Deferred tax liability	161,602	162,449
Liability for uncertain tax positions	20,452	22,411
Deferred lease expenses	36,728	34,466
Deferred revenue—NCM	243,428	236,310
Other long-term liabilities	47,788	46,497

Total long-term liabilities	2,193,960	2,193,742

Commitments and contingencies (see Note 18)

Equity
Cinemark Holdings, Inc.’s stockholders’ equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 118,412,337 shares issued and 114,873,675 shares outstanding at June 30, 2012 and 117,593,329 shares issued and 114,201,737 shares outstanding at December 31, 2011	118	118
Additional paid-in-capital	1,055,013	1,047,237
Treasury stock, 3,538,662 and 3,391,592 shares, at cost, at June 30, 2012 and December 31, 2011, respectively	(48,482)	(45,219)
Retained earnings	79,749	34,423
Accumulated other comprehensive loss	(39,544)	(23,682)

Total Cinemark Holdings, Inc.’s stockholders’ equity	1,046,854	1,012,877
Noncontrolling interests	11,282	10,762

Total equity	1,058,136	1,023,639

Total liabilities and equity	$3,542,360	$3,522,408

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues
Admissions	$418,073	$405,917	$791,866	$717,609
Concession	201,414	189,353	381,234	336,034
Other	30,119	25,323	55,324	50,086

Total revenues	649,606	620,593	1,228,424	1,103,729

Cost of operations
Film rentals and advertising	227,301	222,620	422,716	387,773
Concession supplies	31,787	29,628	60,238	52,910
Salaries and wages	62,349	58,029	120,841	108,108
Facility lease expense	71,614	69,367	140,176	135,793
Utilities and other	69,574	65,576	136,083	125,403
General and administrative expenses	35,951	31,187	70,015	60,173
Depreciation and amortization	36,341	39,897	73,157	79,037
Impairment of long-lived assets	311	1,594	496	2,609
Loss on sale of assets and other	469	5,694	1,305	6,166

Total cost of operations	535,697	523,592	1,025,027	957,972

Operating income	113,909	97,001	203,397	145,757

Other income (expense)
Interest expense	(31,375)	(29,777)	(63,508)	(59,067)
Interest income	493	1,724	2,260	3,493
Foreign currency exchange (loss) gain	(1,418)	523	447	1,346
Loss on early retirement of debt	—	(4,945)	—	(4,945)
Distributions from NCM	386	1,559	8,417	11,422
Equity in income (loss) of affiliates	988	(1,804)	2,778	634

Total other expense	(30,926)	(32,720)	(49,606)	(47,117)

Income before income taxes	82,983	64,281	153,791	98,640
Income taxes	30,844	23,272	58,776	32,309

Net income	$52,139	$41,009	$95,015	$66,331
Less: Net income attributable to noncontrolling interests	501	598	1,273	957

Net income attributable to Cinemark Holdings, Inc.	$51,638	$40,411	$93,742	$65,374

Weighted average shares outstanding

Basic	113,301	112,764	113,063	112,654

Diluted	113,737	113,209	113,568	113,080

Earnings per share attributable to Cinemark Holdings, Inc.’s common stockholders

Basic	$0.45	$0.35	$0.82	$0.57

Diluted	$0.45	$0.35	$0.82	$0.57

Dividends declared per common share	$0.21	$0.21	$0.42	$0.42

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$52,139	$41,009	$95,015	$66,331
Other comprehensive income, net of tax
Unrealized (loss) gain due to fair value adjustments on interest rate swap agreements, net of taxes of $399, $1,644, $24 and $292	(666)	(3,746)	44	(1,030)
Unrealized (loss) gain due to fair value adjustments on available-for-sale securities, net of taxes of $669, $353, $3,219 and $1,082	1,116	(3,043)	5,365	(1,720)
Amortization of accumulated other comprehensive loss on terminated interest rate swap agreement	988	1,101	1,976	2,259
Foreign currency translation adjustment	(39,239)	16,030	(23,440)	23,380

Total other comprehensive income (loss), net of tax	(37,801)	10,342	(16,055)	22,889

Total comprehensive income, net of tax	14,338	51,351	78,960	89,220
Comprehensive income attributable to noncontrolling interests	(398)	(845)	(1,080)	(1,105)

Comprehensive income attributable to Cinemark Holdings, Inc.	$13,940	$50,506	$77,880	$88,115

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six months ended June 30,
	2012	2011
Operating activities
Net income	$95,015	$66,331

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	71,025	77,091
Amortization of intangible and other assets and favorable/unfavorable leases	2,132	1,946
Amortization of long-term prepaid rents	1,310	1,284
Amortization of debt issue costs	2,386	2,371
Amortization of deferred revenues, deferred lease incentives and other	(4,544)	(4,798)
Amortization of accumulated other comprehensive loss related to interest rate swap agreement	1,976	2,259
Fair value change in interest rate swap agreements not designated as hedges	(567)	(328)
Amortization of bond discount	456	417
Impairment of long-lived assets	496	2,609
Share based awards compensation expense	6,868	4,572
Loss on sale of assets and other	1,305	5,128
Loss on contribution and sale of digital projection systems to DCIP	—	1,038
Loss on early retirement of debt	—	4,945
Deferred lease expenses	2,330	1,650
Deferred income tax expenses	(3,993)	5,881
Equity in income of affiliates	(2,778)	(634)
Distributions from equity investees	2,803	2,835
Changes in assets and liabilities	(844)	7,151

Net cash provided by operating activities	175,376	181,748

Investing activities
Additions to theatre properties and equipment	(93,587)	(85,302)
Proceeds from sale of theatre properties and equipment	667	4,471
Acquisition of theatre in U.S.	(14,080)	—
Investment in DCIP and other	(406)	(993)

Net cash used for investing activities	(107,406)	(81,824)

Financing activities
Proceeds from stock option exercises	2	444
Payroll taxes paid as a result of restricted stock withholdings	(3,263)	(494)
Dividends paid to stockholders	(48,106)	(47,873)
Repayments of long-term debt	(6,052)	(162,254)
Proceeds from issuance of senior subordinated notes	—	200,000
Payment of debt issue costs	—	(4,521)
Payments on capital leases	(4,598)	(3,495)
Purchase of noncontrolling interest in Cinemark Chile	—	(1,443)
Other	231	(191)

Net cash used for financing activities	(61,786)	(19,827)

Effect of exchange rate changes on cash and cash equivalents	(3,310)	5,810

Increase in cash and cash equivalents	2,874	85,907

Cash and cash equivalents:
Beginning of period	521,408	464,997

End of period	$524,282	$550,904

Supplemental information (see Note 15)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

1. The Company and Basis of Presentation

Cinemark Holdings, Inc. and subsidiaries (the “Company”) is a leader in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Brazil, Mexico, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. The Company also managed additional theatres in the U.S., Brazil, and Colombia during the six months ended June 30, 2012.

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

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2011, included in the Annual Report on Form 10-K filed February 29, 2012 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results to be achieved for the full year.

2. New Accounting Pronouncements

There have been no new accounting pronouncements issued or effective through the six months ended June 30, 2012 that had or are expected to have an impact on the Company’s condensed consolidated financial statements.

3. Earnings Per Share

The Company considers its unvested restricted stock awards, which contain non-forfeitable rights to dividends, as participating securities, and includes such participating securities in its computation of earnings per share pursuant to the two-class method. Basic earnings per share for the two classes of stock (common stock and unvested restricted stock) is calculated by dividing net income by the weighted average number of shares of common stock and unvested restricted stock outstanding during the reporting period. Diluted earnings per share is calculated using the weighted average number of shares of common stock and unvested restricted stock plus the potentially dilutive effect of common equivalent shares outstanding determined under both the two class method and the treasury stock method.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table presents computations of basic and diluted earnings per share under the two-class method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to Cinemark Holdings, Inc.	$51,638	$40,411	$93,742	$65,374
Earnings allocated to participating share-based awards (1)	(698)	(480)	(1,084)	(667)

Net income attributable to common stockholders	$50,940	$39,931	$92,658	$64,707

Denominator (shares in thousands):
Basic weighted average common stock outstanding	113,301	112,764	113,063	112,654
Common equivalent shares for stock options	39	41	38	46
Common equivalent shares for restricted stock units	397	404	467	380

Diluted	113,737	113,209	113,568	113,080

Basic earnings per share attributable to common stockholders	$0.45	$0.35	$0.82	$0.57

Diluted earnings per share attributable to common stockholders	$0.45	$0.35	$0.82	$0.57

(1)

For the three months ended June 30, 2012 and 2011, a weighted average of approximately 1,558 and 1,357 shares of unvested restricted stock, respectively, were considered participating securities. For the six months ended June 30, 2012 and 2011, a weighted average of approximately 1,328 and 1,162 shares of unvested restricted stock, respectively, were considered participating securities.

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

As of June 30, 2012, there was approximately $901,266 outstanding under the term loan and no borrowings outstanding under the revolving credit line.

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined in paragraph 10-35 of Financial Accounting Standards Board Accounting Standards Codification Topic 820 “Fair Value Measurement” (“FASB ASC Topic 820”). The carrying value of the Company’s long-term debt was $1,566,396 and $1,572,221 as of June 30, 2012 and December 31, 2011, respectively. The fair value of the Company’s long-term debt was $1,628,826 and $1,622,286 as of June 30, 2012 and December 31, 2011, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

5. Equity

Below is a summary of changes in stockholders’ equity attributable to Cinemark Holdings, Inc., noncontrolling interests and total equity for the six months ended June 30, 2012 and 2011:

	Cinemark
	Holdings, Inc.
	Stockholders’	Noncontrolling	Total
	Equity	Interests	Equity
Balance at January 1, 2012	$1,012,877	$10,762	$1,023,639
Share based awards compensation expense	6,868	—	6,868
Stock withholdings related to restricted stock that vested during the six months ended June 30, 2012	(3,263)	—	(3,263)
Exercise of stock options	2	—	2
Tax benefit related to restricted stock vesting	906	—	906
Dividends paid to stockholders (1)	(48,106)	—	(48,106)
Dividends accrued on unvested restricted stock unit awards (1)	(310)	—	(310)
Dividends paid to noncontrolling interests	—	(560)	(560)
Net income	93,742	1,273	95,015
Fair value adjustments on interest rate swap agreements designated as hedges, net of taxes of $24	44	—	44
Amortization of accumulated other comprehensive loss on terminated swap agreement	1,976	—	1,976
Fair value adjustments on available-for-sale securities, net of taxes of $3,219	5,365	—	5,365
Foreign currency translation adjustment	(23,247)	(193)	(23,440)

Balance at June 30, 2012	$1,046,854	$11,282	$1,058,136

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	Cinemark
	Holdings, Inc.
	Stockholders’	Noncontrolling	Total
	Equity	Interests	Equity
Balance at January 1, 2011	$1,021,547	$11,605	$1,033,152

Purchase of noncontrolling interests’ share of Chile subsidiary	(917)	(526)	(1,443)
Share based awards compensation expense	4,572	—	4,572
Stock withholdings related to restricted stock that vested during the six months ended June 30, 2011	(494)	—	(494)
Exercise of stock options	445	—	445
Tax benefit related to stock option exercises and restricted stock vesting	910	—	910
Dividends paid to stockholders (2)	(47,873)	—	(47,873)
Dividends accrued on unvested restricted stock unit awards (2)	(334)	—	(334)
Dividends paid to noncontrolling interests	—	(1,101)	(1,101)
Write-off of accumulated other comprehensive loss related to cash flow hedges, net of taxes of $723	2,037	—	2,037
Net income	65,374	957	66,331
Fair value adjustments on interest rate swap agreements, net of taxes of $292	(1,030)	—	(1,030)
Amortization of accumulated other comprehensive loss on terminated swap agreement	2,259	—	2,259
Fair value adjustments on available-for-sale securities, net of taxes of $1,082	(1,720)	—	(1,720)
Foreign currency translation adjustment	23,232	148	23,380

Balance at June 30, 2011	$1,068,008	$11,083	$1,079,091

(1)

On May 11, 2012 the Company’s board of directors declared a cash dividend for the first quarter of 2012 in the amount of $0.21 per share of common stock payable to stockholders of record on June 4, 2012. The dividend was paid on June 19, 2012. On February 3, 2012, the Company’s board of directors declared a cash dividend for the fourth quarter of 2011 in the amount of $0.21 per share of common stock payable to stockholders of record on March 2, 2012. The dividend was paid on March 16, 2012.

(2)

On May 12, 2011, the Company’s board of directors declared a cash dividend for the first quarter of 2011 in the amount of $0.21 per share of common stock payable to stockholders of record on June 6, 2011. The dividend was paid on June 17, 2011. On February 24, 2011, the Company’s board of directors declared a cash dividend for the fourth quarter of 2010 in the amount of $0.21 per share of common stock payable to stockholders of record on March 4, 2011. The dividend was paid on March 16, 2011.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

	Investment	Deferred	Distributions	Equity in	Other	Cash
	in NCM	Revenue	from NCM	Loss	Revenue	Received
Balance as of January 1, 2012	$72,040	$(236,310)
Receipt of common units due to annual common unit adjustment	9,137	(9,137)	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	(3,554)	3,554
Receipt of excess cash distributions	(1,836)	—	(5,494)	—	—	7,330
Receipt under tax receivable agreement	(967)	—	(2,923)	—	—	3,890
Equity in loss	(181)	—	—	181	—	—
Amortization of deferred revenue	—	2,019	—	—	(2,019)	—

Balance as of and for the period ended June 30, 2012	$78,193	$(243,428)	$(8,417)	$181	$(5,573)	$14,774

(1)

Amount includes the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $5,547.

During the six months ended June 30, 2012 and 2011, the Company recorded equity earnings (loss) of approximately $(181) and $1,072, respectively.

Pursuant to a Common Unit Adjustment Agreement dated as of February 13, 2007 between NCM, Inc. and the Company, AMC Entertainment, Inc. and Regal Entertainment Group, which we refer to collectively as the Founding Members, annual adjustments to the common membership units are made primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each Founding Member. To account for the receipt of additional common units under the Common Unit Adjustment Agreement, the Company follows the guidance in FASB ASC 323-10-35-29 (formerly EITF 02-18, “Accounting for Subsequent Investments in an Investee after Suspension of Equity Loss Recognition”) by analogy, which also refers to AICPA Technical Practice Aid 2220.14, which indicates that if a subsequent investment is made in an equity method investee that has experienced significant losses, the investor must determine if the subsequent investment constitutes funding of prior losses. The Company concluded that the construction or acquisition of new theatres that has led to the common unit adjustments equates to making additional investments in NCM. The Company evaluated the receipt of the additional common units in NCM and the assets exchanged for these additional units and has determined that the right to use its incremental new screens would not be considered funding of prior losses. The Company accounts for these additional common units, which it refers to herein as its Tranche 2 Investment, as a separate investment than its Tranche 1 Investment. The common units received are recorded at fair value as an increase in the Company’s investment in NCM with an offset to deferred revenue. The deferred revenue is amortized over the remaining term of the ESA. The Company’s Tranche 2 Investment is accounted for following the equity method, with undistributed equity earnings related to its Tranche 2 Investment included as a component of earnings in equity in income of affiliates and distributions received related to its Tranche 2 Investment are recorded as a reduction of its investment basis. In the event that a common unit adjustment is determined to be a negative number, the Founding Member can elect to either transfer and surrender to NCM the number of common units equal to all or part of such Founding Member’s common unit adjustment or to pay to NCM an amount equal to such Founding Member’s common unit adjustment calculated in accordance with the Common Unit Adjustment Agreement. If the Company elects to surrender common units as part of a negative common unit adjustment, the Company would record a reduction to deferred revenue at the then fair value of the common units surrendered and a reduction of the Company’s Tranche 2 Investment at an amount equal to the weighted average cost for Tranche 2 common units, with the difference between the two values recorded as a gain or loss on sale of assets and other.

During March 2012, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, the Company received an additional 598,724 common units of NCM, each of which is convertible into one share of NCM, Inc. common stock. The Company recorded the additional common units received at fair value as part of its Tranche 2 Investment with a corresponding adjustment to deferred revenue of approximately $9,137. The deferred revenue will be recognized over the remaining term of the ESA, which is approximately 24 years. As of June 30, 2012, the Company owned a total of 18,094,644 common units of NCM, representing an ownership interest of approximately 16%.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is summary financial information for NCM for the quarter ended March 29, 2012 (financial information was not yet available for the six months ended June 28, 2012).

Quarter Ended March 29, 2012
Gross revenues	$79,136
Operating income	$16,948
Net earnings	$3,151

7. Investment in Digital Cinema Implementation Partners

On February 12, 2007, the Company, AMC Entertainment Inc. and Regal Entertainment Group entered into a joint venture known as Digital Cinema Implementation Partners LLC (“DCIP”) to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. On March 10, 2010, the Company signed a master equipment lease agreement and other related agreements (collectively the “Agreements”) with Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company. As of June 30, 2012, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP.

The Company has a variable interest in Kasima through the terms of its master equipment lease agreement; however, the Company has determined that it is not the primary beneficiary of Kasima, as the Company does not have the ability to direct the activities of Kasima that most significantly impact Kasima’s economic performance. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting. During the six months ended June 30, 2012 and 2011, the Company recorded equity income (loss) of approximately $2,997 and $(283), respectively, relating to this investment.

Below is a summary of changes in the Company’s investment in DCIP for the six months ended June 30, 2012:

Investment in
DCIP
Balance as of January 1, 2012	$12,798
Cash contributions to DCIP	407
Equity in income	2,997

Balance as of June 30, 2012	$16,202

The digital projection systems that are leased from Kasima are under an operating lease with an initial term of twelve years that contains ten one-year fair value renewal options. The equipment lease agreement also contains a fair value purchase option. Under the equipment lease agreement, the Company pays minimum annual rent of one thousand dollars per digital projection system for the first six and a half years from the effective date of the agreement and minimum annual rent of three thousand dollars per digital projection system beginning at six and a half years from the effective date through the end of the lease term. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Agreements. Certain of the other rent payments are subject to either a monthly or an annual maximum. As of June 30, 2012, the Company had 3,461 digital projection systems being leased under the master equipment lease agreement with Kasima. The Company recorded equipment lease expense of approximately $3,871 and $2,123 during the six months ended June 30, 2012 and 2011, respectively, which is included in utilities and other costs on the condensed consolidated statements of income.

The digital projection systems leased from Kasima have replaced a majority of the Company’s existing 35 millimeter projection systems in its U.S. theatres. Therefore, upon signing the Agreements, the Company began accelerating the depreciation of its 35 millimeter projection systems, based on the estimated replacement timeframe. The Company recorded depreciation expense of approximately $7,065 on its domestic 35 millimeter projection systems during the six months ended June 30, 2011. The Company’s domestic 35 millimeter projection systems became fully depreciated as of September 30, 2011.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

8. Investment in Marketable Securities—RealD

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

As of June 30, 2012, the Company owned 1,222,780 shares in RealD, with an estimated fair value of $18,293, which is based on the closing price of RealD’s common stock on June 29, 2012, which falls under Level 1 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. During the six months ended June 30, 2012, the Company recorded an unrealized holding gain of approximately $8,584, before taxes, as a component of accumulated other comprehensive loss on the condensed consolidated balance sheet.

9. Treasury Stock and Share Based Awards

Treasury Stock—Treasury stock represents shares of common stock repurchased or withheld by the Company and not yet retired. The Company has applied the cost method in recording its treasury shares. Below is a summary of the Company’s treasury stock activity for the six months ended June 30, 2012:

	Number of
	Treasury
	Shares	Cost
Balance at January 1, 2012	3,391,592	$45,219
Restricted stock withholdings (1)	147,070	3,263

Balance at June 30, 2012	3,538,662	$48,482

(1)

The Company withheld restricted shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting in restricted stock. The Company determined the number of shares to be withheld based upon market values ranging from $21.95 to $22.50 per share.

As of June 30, 2012, the Company had no plans to retire any shares of treasury stock.

Stock Options—A summary of stock option activity and related information for the six months ended June 30, 2012 is as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2012	82,166	$7.63
Exercised	(200)	$7.63

Outstanding at June 30, 2012	81,966	$7.63	$1,251

Options exercisable at June 30, 2012	81,966	$7.63	$1,251

There were no options granted or forfeited during the six months ended June 30, 2012. The total intrinsic value of options exercised during the six months ended June 30, 2012 was $3. As of June 30, 2012, there was no remaining unrecognized compensation expense related to outstanding stock options as all outstanding options fully vested on April 2, 2009. Options outstanding at June 30, 2012 have an average remaining contractual life of approximately two years.

Restricted Stock—During the six months ended June 30, 2012, the Company granted 622,758 shares of restricted stock to employees and directors of the Company. The fair value of the restricted stock granted was determined based on the market value of the Company’s common stock on the dates of grant, which ranged from $21.63 to $22.08 per

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

share. The Company assumed forfeiture rates ranging from 0% to 5% for the restricted stock awards. Certain of the restricted stock granted to employees vests over three years based on continued service and the remaining restricted stock granted to employees vests over four years based on continued service. The restricted stock granted to the directors vests over one year based on continued service. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock activity for the six months ended June 30, 2012:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2012	1,384,390	$16.85
Granted	622,758	$21.63
Vested	(449,522)	$16.77

Outstanding at June 30, 2012	1,557,626	$18.79

Unvested restricted stock at June 30, 2012	1,557,626	$18.79

The Company receives an income tax deduction upon vesting of certain of the restricted stock awards. The total fair value of shares that vested during the six months ended June 30, 2012 was $9,938. The Company recognized a tax benefit of approximately $3,693 during the six months ended June 30, 2012 related to these vested shares.

The Company recorded compensation expense of $5,397 and $3,074 related to restricted stock awards during the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, the remaining unrecognized compensation expense related to restricted stock awards was $22,771 and the weighted average period over which this remaining compensation expense will be recognized is approximately three years.

Restricted Stock Units—During the six months ended June 30, 2012, the Company granted restricted stock units representing 152,955 hypothetical shares of common stock to employees of the Company. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the three fiscal year period ending December 31, 2014 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments (as defined in the restricted stock unit award agreement). The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity. If the IRR for the three year period is at least 8.5%, which is the threshold, one-third of the restricted stock units vest. If the IRR for the three year period is at least 10.5%, which is the target, two-thirds of the restricted stock units vest. If the IRR for the three year period is at least 12.5%, which is the maximum, 100% of the restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. All payouts of restricted stock units that vest will be subject to an additional one year service requirement and will be paid in the form of common stock if the participant continues to provide services through March 2015, which is the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards vest.

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the six months ended June 30, 2012 at each of the three target levels of financial performance (excluding forfeiture assumptions):

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

There were no forfeitures of restricted stock unit awards during the six months ended June 30, 2012. The Company recorded compensation expense of $1,471 and $1,498 related to restricted stock unit awards during the six months ended June 30, 2012 and 2011, respectively.

During the six months ended June 30, 2012, 196,051 restricted stock unit awards vested. Upon vesting, each restricted stock unit was converted into one share of the Company’s common stock. In addition, the Company paid approximately $600 in dividends on the vested restricted stock units, which represented dividends that had accumulated on the awards since they were granted in 2008. The fair value of the restricted stock unit awards that vested during the six months ended June 30, 2012 was approximately $4,400. The Company recognized a tax benefit of approximately $1,848 during the six months ended June 30, 2012 related to these vested awards.

As of June 30, 2012, the remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $5,550. The weighted average period over which this remaining compensation expense will be recognized is approximately two years. As of June 30, 2012, the Company had restricted stock units outstanding that represented a total of 994,674 hypothetical shares of common stock, net of actual cumulative forfeitures of 11,608 units, assuming the maximum IRR of at least 12.5% is achieved for all of the grants.

10. Interest Rate Swap Agreements

The Company is currently a party to five interest rate swap agreements that qualify for cash flow hedge accounting. No premium or discount was incurred upon the Company entering into any of its interest rate swap agreements because the pay rates and receive rates on the interest rate swap agreements represented prevailing rates for each counterparty at the time each of the interest rate swap agreements was consummated. The fair values of the interest rate swaps are recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive loss and the ineffective portion reported in earnings. The changes in fair values are reclassified from accumulated other comprehensive loss into earnings in the same period that the hedged items affect earnings. For the six months ended June 30, 2012 and 2011, the Company reclassified approximately $6,263 and $7,945, respectively, from accumulated other comprehensive loss into earnings.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of the Company’s current interest rate swap agreements designated as hedge agreements as of June 30, 2012:

Amount Designated as a Hedge	Nominal Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	Current Liability (1)	Long- Term Liability (2)	Estimated Total Fair Value at June 30, 2012
$106,632 (3)	$125,000	August 2007	4.9220%	3-Month LIBOR	August 2012	$680	$—	$680
$63,983 (4)	$75,000	November 2008	3.6300%	1-Month LIBOR	November 2012	960	—	960
$175,000	$175,000	December 2010	1.3975%	1-Month LIBOR	September 2015	1,823	3,198	5,021
$175,000	$175,000	December 2010	1.4000%	1-Month LIBOR	September 2015	1,845	3,233	5,078
$100,000	$100,000	November 2011	1.7150%	1-Month LIBOR	April 2016	1,475	2,775	4,250

$620,615	$650,000					$6,783	$9,206	$15,989

(1)	Included in accounts payable and accrued expenses on the condensed consolidated balance sheet as of June 30, 2012.
(2)	Included in other long-term liabilities on the condensed consolidated balance sheet as of June 30, 2012.
(3)	An additional $18,368 of this original $125,000 swap is no longer designated as a hedge as a result of the prepayment of the unextended portion of the Company’s term loan debt.
(4)	An additional $11,017 of this original $75,000 swap is no longer designated as a hedge as a result of the prepayment of the unextended portion of the Company’s term loan debt.

The Company amortized approximately $1,976 and $2,259 to interest expense during the six months ended June 30, 2012 and 2011, respectively, related to a previously terminated interest rate swap agreement. The Company will amortize approximately $494 to interest expense for this terminated interest rate swap agreement over the next twelve months. See Note 13 for additional information about the Company’s fair value measurements related to its interest rate swap agreements.

11. Goodwill and Other Intangible Assets

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2012 (1)	$948,026	$202,611	$1,150,637
Acquisition of U.S. theatre	8,971	—	8,971
Foreign currency translation adjustments	—	(8,429)	(8,429)

Balance at June 30, 2012 (1)	$956,997	$194,182	$1,151,179

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

No events or changes in circumstances occurred during the six months ended June 30, 2012 that indicated the carrying value of goodwill might exceed its estimated fair value.

Intangible assets consisted of the following:

	January 1, 2012	Amortization	Other (1)	June 30, 2012
Intangible assets with finite lives:
Gross carrying amount	$74,381	$—	$(825)	$73,556
Accumulated amortization	(47,313)	(2,298)	—	(49,611)

Total net intangible assets with finite lives	$27,068	$(2,298)	$(825)	$23,945

Intangible assets with indefinite lives:
Tradename	309,839	—	(11)	309,828

Total intangible assets—net	$336,907	$(2,298)	$(836)	$333,773

(1)	Consists primarily of foreign currency translation adjustments.

Estimated aggregate future amortization expense for intangible assets is as follows:

For the six months ended December 31, 2012	$2,388
For the twelve months ended December 31, 2013	4,469
For the twelve months ended December 31, 2014	3,911
For the twelve months ended December 31, 2015	3,592
For the twelve months ended December 31, 2016	3,362
Thereafter	6,223

Total	$23,945

12. Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of approximately twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the six months ended June 30, 2012 and 2011. As of June 30, 2012, the estimated aggregate fair value of the long-lived assets impaired during the six months ended June 30, 2012 was $0.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
United States theatre properties	$311	$721	$377	$1,064
International theatre properties	—	873	119	1,545

Subtotal	$311	$1,594	$496	$2,609
Intangible assets	—	—	—	—

Impairment of long-lived assets	$311	$1,594	$496	$2,609

13. Fair Value Measurements

The Company determines fair value measurements in accordance with FASB ASC Topic 820, which establishes a fair value hierarchy under which an asset or liability is categorized based on the lowest level of input significant to its fair value measurement. The levels of input defined by FASB ASC Topic 820 are as follows:

Level 1—quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date;

Level 2—other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

Level 3—unobservable and should be used to measure fair value to the extent that observable inputs are not available.

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of June 30, 2012:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities—current (see Note 10)	$(6,783)	$—	$—	$(6,783)
Interest rate swap liabilities—long-term (see Note 10)	$(9,206)	$—	$—	$(9,206)
Investment in RealD (see Note 8)	$18,293	$18,293	$—	$—

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of December 31, 2011:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities—current (see Note 10)	$(9,979)	$—	$—	$(9,979)
Interest rate swap liabilities—long-term (see Note 10)	$(6,597)	$—	$—	$(6,597)
Investment in RealD (see Note 8)	$9,709	$9,709	$—	$—

Below is a reconciliation of the beginning and ending balance for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Liabilities		Assets
	2012	2011	2012	2011
Beginning balances—January 1	$(16,576)	$(15,970)	$—	$8,955
Total gain (loss) included in accumulated other comprehensive loss	20	4,690	—	(6,012)
Total gain included in earnings	567	328	—	—

Ending balances—June 30	$(15,989)	$(10,952)	$—	$2,943

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

There were no changes in valuation techniques during the period. There were no transfers in or out of Level 3 during the six months ended June 30, 2012.

14. Foreign Currency Translation

The accumulated other comprehensive loss account in stockholders’ equity of $23,682 and $39,544 at December 31, 2011 and June 30, 2012, respectively, includes the cumulative foreign currency adjustments of $(11,325) and $(34,572), respectively, from translating the financial statements of the Company’s international subsidiaries, and also includes the change in fair values of the Company’s interest rate swap agreements that are designated as hedges and the change in fair value of the Company’s available-for-sale securities.

All foreign countries where the Company has operations are non-highly inflationary and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.

Below is a summary of the impact of translating the June 30, 2012 financial statements of certain of the Company’s international subsidiaries:

	Exchange Rate as of		Total Assets at	Accumulated Other Comprehensive Income (Loss) For Six Months Ended
Country	June 30, 2012	December 31, 2011	June 30, 2012	June 30, 2012
Brazil	2.08	1.87	$300,827	$(25,234)
Mexico	13.48	14.00	$129,894	2,819
Argentina	4.53	4.31	$131,859	(4,948)
Colombia	1,785.0	1,950.0	$41,769	2,451
Chile	501.0	520.7	$44,146	1,242
All other				423

				$(23,247)

15. Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Six Months Ended
	June 30,
	2012	2011
Cash paid for interest	$59,651	$53,402
Cash paid for income taxes, net of refunds received	$48,612	$4,223
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$(9,938)	$(1,245)
Theatre properties acquired under capital lease	$3,569	$535
Change in fair market values of interest rate swap agreements, net of taxes	$611	$(1,030)
Investment in NCM—receipt of common units (see Note 6)	$9,137	$9,302
Dividends accrued on unvested restricted stock unit awards	$(310)	$(334)
Investment in RealD (see Note 8)	$—	$3,402
Change in fair market value of available-for-sale securities, net of taxes (see Note 8)	$5,365	$(1,720)

(1)	Additions to theatre properties and equipment included in accounts payable as of December 31, 2011 and June 30, 2012 were $18,512 and $8,574, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

16. Segments

The Company manages its international market and its U.S. market as separate reportable segments, with the international segment consisting of operations in Brazil, Mexico, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenues, primarily screen advertising. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company does not report asset information by segment because that information is not used to evaluate the performance of or allocate resources between segments.

Below is a breakdown of selected financial information by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
U.S.	$443,765	$444,479	$854,990	$775,345
International	208,372	178,720	378,247	333,191
Eliminations	(2,531)	(2,606)	(4,813)	(4,807)

Total revenues	$649,606	$620,593	$1,228,424	$1,103,729

Adjusted EBITDA
U.S.	$103,391	$110,015	$207,684	$178,806
International	53,561	39,776	89,596	73,691

Total Adjusted EBITDA	$156,952	$149,791	$297,280	$252,497

Capital expenditures
U.S.	$27,109	$27,977	$46,803	$39,445
International	19,494	21,556	46,784	45,857

Total capital expenditures	$46,603	$49,533	$93,587	$85,302

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$52,139	$41,009	$95,015	$66,331
Add (deduct):
Income taxes	30,844	23,272	58,776	32,309
Interest expense (1)	31,375	29,777	63,508	59,067
Loss on early retirement of debt	—	4,945	—	4,945
Other income (2)	(63)	(443)	(5,485)	(5,473)
Depreciation and amortization(3)	36,341	39,897	73,157	79,037
Impairment of long-lived assets	311	1,594	496	2,609
Loss on sale of assets and other	469	5,694	1,305	6,166
Deferred lease expenses	1,207	870	2,330	1,650
Amortization of long-term prepaid rents	776	617	1,310	1,284
Share based awards compensation expense	3,553	2,559	6,868	4,572

Adjusted EBITDA	$156,952	$149,791	$297,280	$252,497

(1)	Includes amortization of debt issue costs.
(2)

Includes interest income, foreign currency exchange gain (loss) and equity in income (loss) of affiliates and excludes distributions from NCM. Distributions from NCM are reported entirely within the U.S. operating segment.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues
U.S.	$443,765	$444,479	$854,990	$775,345
Brazil	83,632	91,602	162,030	178,443
Other international countries	124,740	87,118	216,217	154,748
Eliminations	(2,531)	(2,606)	(4,813)	(4,807)

Total	$649,606	$620,593	$1,228,424	$1,103,729

	June 30, 2012	December 31, 2011
Theatre Properties and Equipment-net
U.S.	$939,707	$934,279
Brazil	144,745	149,294
Other international countries	158,243	155,277

Total	$1,242,695	$1,238,850

17. Related Party Transactions

The Company manages theatres for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is the Company’s Chairman of the Board and directly and indirectly owns approximately 9% of the Company’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $267 and $57 of management fee revenues during the six months ended June 30, 2012 and 2011, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company leases 20 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of the Company’s directors and is an officer of the general partner of Syufy. Of these 21 leases, 17 have fixed minimum annual rent. The four leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. For the six months ended June 30, 2012 and 2011, the Company paid total rent of approximately $9,404 and $9,340, respectively, to Syufy.

18. Commitments and Contingencies

On February 15, 2012, the Company’s Chief Executive Officer (“CEO”), Alan Stock, announced his retirement. As a result of the retirement, the Company’s employment agreement with Mr. Stock was effectively terminated. Mr. Stock served in a transitional role until May 1, 2012 and then became a consultant for the Company for a two-year period that ends April 30, 2014. Mr. Stock has retained his share based awards under their original vesting terms.

Upon Mr. Stock’s retirement, the Company appointed Tim Warner as its CEO. Mr. Warner previously served as the Company’s President and Chief Operating Officer. In connection with his appointment as the CEO, the Company and Mr. Warner entered into an Amended and Restated Employment Agreement dated as of March 30, 2012 (the “Amended and Restated Agreement”). The Amended and Restated Agreement amends and restates the Employment Agreement dated June 16, 2008 by and between the Company and Mr. Warner. The term of the Amended and Restated Agreement goes through April 1, 2014 and may be extended at the Company’s election for an additional one-year period upon six months prior written notice by the Company to Mr. Warner. The base salary stipulated in the Amended and Restated Agreement is subject to review during the term of the agreement for increase (but not decrease) each year by the Company’s Compensation Committee. Mr. Warner is eligible to receive annual cash incentive bonuses upon the Company meeting certain performance targets established by its Compensation Committee and will continue to be eligible to participate in and receive grants of equity incentive awards under the Company’s long-term incentive plan.

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

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Mexico, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. As of June 30, 2012, we managed our business under two reportable segments—U.S. markets and international markets. See Note 16 to our condensed consolidated financial statements.

We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing promotions and electronic video games located in some of our theatres. Our contracts with NCM have assisted us in expanding our offerings to domestic advertisers and broadening ancillary revenue sources such as digital video monitor advertising, third party branding, and the use of our domestic theatres for alternative entertainment, such as live and pre-recorded sports programs, concert events, the opera, special live documentaries and other cultural events. Films leading the box office during the six months ended June 30, 2012 included The Avengers, The Hunger Games, Dr. Suess’ The Lorax, Madagascar 3: Europe’s Most Wanted, Men in Black 3, Snow White and the Huntsman, 21 Jump Street, Safe House, The Vow, Brave, Prometheus and Journey 2: The Mysterious Island, among other films. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. Films currently scheduled for release during the remainder of 2012 include sequels such as The Amazing Spider-Man, Ice Age: Continental Drift, The Dark Knight Rises, The Bourne Legacy and The Twilight Saga: Breaking Dawn Part 2 and highly anticipated original titles such as The Hobbit: An Unexpected Journey, and Life of Pi, among other films.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating data and the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating data (in millions):
Revenues
Admissions	$418.1	$405.9	$791.9	$717.6
Concession	201.4	189.3	381.2	336.0
Other	30.1	25.4	55.3	50.1

Total revenues	$649.6	$620.6	$1,228.4	$1,103.7
Cost of operations
Film rentals and advertising	227.3	222.6	422.7	387.8
Concession supplies	31.8	29.6	60.2	52.9
Salaries and wages	62.3	58.0	120.8	108.1
Facility lease expense	71.6	69.4	140.2	135.8
Utilities and other	69.6	65.6	136.1	125.4
General and administrative expenses	36.0	31.2	70.0	60.2
Depreciation and amortization	36.3	39.9	73.2	79.0
Impairment of long-lived assets	0.3	1.6	0.5	2.6
Loss on sale of assets and other	0.5	5.7	1.3	6.2

Total cost of operations	535.7	523.6	1,025.0	958.0

Operating income	$113.9	$97.0	$203.4	$145.7

Operating data as a percentage of total revenues:
Revenues
Admissions	64.4%	65.4%	64.5%	65.0%
Concession	31.0%	30.5%	31.0%	30.5%
Other	4.6%	4.1%	4.5%	4.5%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of operations (1)
Film rentals and advertising	54.4%	54.8%	53.4%	54.0%
Concession supplies	15.8%	15.6%	15.8%	15.7%
Salaries and wages	9.6%	9.4%	9.8%	9.8%
Facility lease expense	11.0%	11.2%	11.4%	12.3%
Utilities and other	10.7%	10.6%	11.1%	11.4%
General and administrative expenses	5.5%	5.0%	5.7%	5.5%
Depreciation and amortization	5.6%	6.4%	6.0%	7.1%
Impairment of long-lived assets	0.0%	0.3%	0.0%	0.2%
Loss on sale of assets and other	0.1%	0.9%	0.1%	0.6%
Total cost of operations	82.5%	84.4%	83.4%	86.8%
Operating income	17.5%	15.6%	16.6%	13.2%

Average screen count (month end average)	5,195	4,967	5,181	4,955

Revenues per average screen (dollars)	$125,057	$124,950	$237,089	$222,731

(1)

All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended June 30, 2012 versus June 30, 2011

Revenues. Total revenues increased $29.0 million to $649.6 million for the three months ended June 30, 2012 (“second quarter of 2012”) from $620.6 million for the three months ended June 30, 2011 (“second quarter of 2011”), representing a 4.7% increase. The table below, presented by reportable segment, summarizes our period-over-period revenue performance and certain key performance indicators that impact our revenues.

	U.S. Segment			International Segment			Consolidated
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30,			June 30,			June 30,
			%			%			%
	2012	2011	Change	2012	2011	Change	2012	2011	Change
Admissions revenues (1)	$287.2	$291.3	(1.4)%	$130.9	$114.6	14.2%	$418.1	$405.9	3.0%
Concession revenues (1)	$141.8	$139.9	1.4%	$59.6	$49.4	20.6%	$201.4	$189.3	6.4%
Other revenues (1) (2)	$12.2	$10.7	14.0%	$17.9	$14.7	21.8%	$30.1	$25.4	18.5%
Total revenues (1) (2)	$441.2	$441.9	(0.2)%	$208.4	$178.7	16.6%	$649.6	$620.6	4.7%
Attendance (1)	42.0	43.9	(4.3)%	26.8	22.2	20.7%	68.8	66.1	4.1%

(1)	Amounts in millions.
(2)	U.S. segment revenues include eliminations of intercompany transactions with the international segment. See Note 16 of our condensed consolidated financial statements.

•  U.S. The decrease in admissions revenues of $4.1 million was attributable to a 4.3% decrease in attendance partially offset by a 3.0% increase in average ticket price from $6.64 for the second quarter of 2011 to $6.84 for the second quarter of 2012. The increase in concession revenues of $1.9 million was attributable to a 6.0% increase in concession revenues per patron from $3.19 for the second quarter of 2011 to $3.38 for the second quarter of 2012 partially offset by the 4.3% decrease in attendance. The increase in average ticket price was primarily due to the increase in 3-D and premium content business and price increases. The increase in concession revenues per patron was primarily due to incremental sales.

•  International. The increase in admissions revenues of $16.3 million was attributable to a 20.7% increase in attendance partially offset by a 5.4% decrease in average ticket price from $5.16 for the second quarter of 2011 to $4.88 for the second quarter of 2012. The increase in concession revenues of $10.2 million was attributable to the 20.7% increase in attendance. Concession revenues per patron were $2.23 for the second quarter of 2012 and 2011. The increase in attendance was primarily due to new theatres, including the ten theatres in Argentina acquired during August 2011. The decrease in average ticket price was primarily due to the unfavorable impact of exchange rates in certain countries in which we operate. The 21.8% increase in other revenues was primarily due to increased screen advertising revenues in Brazil, Argentina and Mexico.

Cost of Operations. The table below summarizes certain of our period-over-period theatre operating costs by reportable segment (in millions).

	U.S. Segment		International Segment		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
Film rentals and advertising	$162.7	$163.8	$64.6	$58.8	$227.3	$222.6
Concession supplies	18.1	17.6	13.7	12.0	31.8	29.6
Salaries and wages	44.3	43.8	18.0	14.2	62.3	58.0
Facility lease expense	47.9	46.3	23.7	23.1	71.6	69.4
Utilities and other	46.9	44.6	22.7	21.0	69.6	65.6

•  U.S. Film rentals and advertising costs were $162.7 million, or 56.7% of admissions revenues, for the second quarter of 2012 compared to $163.8 million, or 56.2% of admissions revenues, for the second quarter of 2011. The increase in the film rentals and advertising rate was primarily due to the significant amount of box office generated from the film The Avengers, which grossed over $600 million domestically in the second quarter of 2012. Blockbuster films like The Avengers typically have a higher film rental rate associated with them. Concession supplies expense was $18.1 million, or 12.8% of concession revenues, for the second quarter of 2012 compared to $17.6 million, or 12.6% of concession revenues, for the second quarter of 2011.

Salaries and wages increased to $44.3 million for the second quarter of 2012 from $43.8 million for the second quarter of 2011 primarily due to new theatres. Facility lease expense increased to $47.9 million for the second quarter of 2012 from $46.3 million for the second quarter of 2011 primarily due to new theatres. Utilities and other costs increased to $46.9 million for the second quarter of 2012 from $44.6 million for the second quarter of 2011 primarily due to new theatres and increased expenses related to digital and 3-D equipment.

•  International. Film rentals and advertising costs were $64.6 million, or 49.4% of admissions revenues, for the second quarter of 2012 compared to $58.8 million, or 51.3% of admissions revenues, for the second quarter of 2011. The decrease in the film rentals and advertising rate is primarily due to the mix of films during the second quarter of 2012 compared to the second quarter of 2011 and the impact of increased virtual print fees that we earn from studios on certain films played in our international locations. Concession supplies expense was $13.7 million, or 23.0% of concession revenues, for the second quarter of 2012 compared to $12.0 million, or 24.3% of concession revenues, for the second quarter of 2011. The decrease in the concession supplies rate is due to the mix of products sold during the second quarter of 2012 compared to the second quarter of 2011 and the impact from concession sales price increases.

Salaries and wages increased to $18.0 million for the second quarter of 2012 from $14.2 million for the second quarter of 2011 primarily due to new theatres, including the ten theatres in Argentina acquired in August 2011, increased wage rates and increased staffing levels to support the 20.7% increase in attendance. Facility lease expense increased to $23.7 million for the second quarter of 2012 from $23.1 million for the second quarter of 2011 primarily due to new theatres, including the ten theatres in Argentina acquired in August 2011. Utilities and other costs increased to $22.7 million for the second quarter of 2012 from $21.0 million for the second quarter of 2011 primarily due to new theatres, including the ten theatres in Argentina acquired in August 2011, increased expenses related to 3-D equipment and increased repairs and maintenance expenses.

General and Administrative Expenses. General and administrative expenses increased to $36.0 million for the second quarter of 2012 from $31.2 million for the second quarter of 2011. The increase was primarily due to increased salaries and incentive compensation expense of approximately $1.8 million, increased share based awards compensation expense of approximately $1.0 million and additional overhead expenses associated with the ten theatres in Argentina acquired in August 2011.

Depreciation and Amortization. Depreciation and amortization expense was $36.3 million during the second quarter of 2012 compared to $39.9 million during the second quarter of 2011. Depreciation and amortization expense for the three months ended June 30, 2011 included approximately $3.5 million related to the accelerated depreciation on the Company’s domestic 35-millimeter projection systems that became fully depreciated as of September 30, 2011.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $0.3 million during the second quarter of 2012 compared to $1.6 million during the second quarter of 2011. Impairment charges for the second quarter of 2012 consisted of U.S. theatre properties, impacting six of our twenty-four reporting units. Impairment charges for the second quarter of 2011 consisted of U.S. and international theatre properties, impacting eight of our twenty-four reporting units. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 12 to our condensed consolidated financial statements.

Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $0.5 million during the second quarter of 2012 compared to $5.7 million during the second quarter of 2011. The loss recorded during the second quarter of 2012 was primarily due to the retirement of certain theatre equipment that was replaced during the period. The loss recorded during the second quarter of 2011 included a loss of approximately $2.3 million related to a settlement for a previously terminated interest rate swap agreement, a loss of $1.0 million related to the sale of digital projection systems to DCIP, a loss of $0.5 million for the write-off of an intangible asset associated with a screen advertising contract in Brazil that was terminated during the period, and the write-off of theatre properties and equipment as a result of theatre remodels.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $31.4 million during the second quarter of 2012 compared to $29.8 million during the second quarter of 2011. The increase was primarily due to the refinancing of the $157.2 million unextended portion of our term loan debt outstanding with $200 million of 7.375% senior subordinated notes due 2021, which occurred during June 2011. See Note 4 to our condensed consolidated financial statements for further discussion of the refinance.

Loss on Early Retirement of Debt. We recorded a loss on early retirement of debt $4.9 million during the second quarter of 2011 related to the prepayment of approximately $157.2 million of the unextended portion of our term loan debt. The loss included the write-off of $2.2 million of unamortized debt issue costs related to the portion of the term loan debt that was prepaid and the reclassification of $2.7 million from accumulated other comprehensive loss to earnings as a result of our determination that quarterly interest payments hedged by certain of our interest rate swap agreements are no longer probable to occur. See Note 4 to our condensed consolidated financial statements for further discussion of our long-term debt and Note 10 to our condensed consolidated financial statements for discussion of our interest rate swap agreements.

Distributions from NCM. We recorded distributions from NCM of $0.4 million during the second quarter of 2012 compared to $1.6 million during the second quarter of 2011, which were in excess of the carrying value of our Tranche 1 investment. See Note 6 to our condensed consolidated financial statements.

Equity in Income (Loss) of Affiliates. We recorded equity in income of affiliates of $1.0 million during the second quarter of 2012 compared to a loss of $1.8 million during the second quarter of 2011. The equity in income of affiliates recorded during the second quarter of 2012 primarily included income of approximately $1.9 million related to our equity investment in DCIP (see Note 7 to our condensed consolidated financial statements) partially offset by a loss of approximately $0.9 million related to our equity investment in NCM (see Note 6 to our condensed consolidated financial statements). The equity in loss of affiliates recorded during the second quarter of 2011 primarily included a loss of approximately $2.0 million related to our equity investment in DCIP partially offset by income of approximately $0.2 million related to our equity investment in NCM.

Income Taxes. Income tax expense of $30.8 million was recorded for the second quarter of 2012 compared to $23.3 million for the second quarter of 2011. The effective tax rate was 37.2% for the second quarter of 2012 compared to 36.2% for the second quarter of 2011. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Six months ended June 30, 2012 versus June 30, 2011

Revenues. Total revenues increased $124.7 million to $1,228.4 million for the six months ended June 30, 2012 (“the 2012 period”) from $1,103.7 million for the six months ended June 30, 2011 (“the 2011 period”), representing an 11.3% increase. The table below, presented by reportable segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Segment			International Segment			Consolidated
	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
			%			%			%
	2012	2011	Change	2012	2011	Change	2012	2011	Change
Admissions revenues (1)	$553.8	$504.9	9.7%	$238.1	$212.7	11.9%	$791.9	$717.6	10.4%
Concession revenues (1)	$273.1	$244.7	11.6%	$108.1	$91.3	18.4%	$381.2	$336.0	13.5%
Other revenues (1) (2)	$23.3	$21.0	11.0%	$32.0	$29.1	10.0%	$55.3	$50.1	10.4%
Total revenues (1) (2)	$850.2	$770.6	10.3%	$378.2	$333.1	13.5%	$1,228.4	$1,103.7	11.3%
Attendance (1)	81.8	77.3	5.8%	48.5	42.6	13.8%	130.3	119.9	8.7%

(1)	Amounts in millions.
(2)	U.S. segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 16 of our condensed consolidated financial statements.

U.S. The increase in admissions revenues of $48.9 million was attributable to a 5.8% increase in attendance and a 3.7% increase in average ticket price from $6.53 for the 2011 period to $6.77 for the 2012 period. The increase in concession revenues of $28.4 million was attributable to the 5.8% increase in attendance and a 5.4% increase in concession revenues per patron from $3.17 for the 2011 period to $3.34 for the 2012 period. The increase in average ticket price was primarily due to the increase in 3-D and premium content business and price increases. The increase in concession revenues per patron was primarily due to incremental sales.

• International. The increase in admissions revenues of $25.4 million was attributable to a 13.8% increase in attendance partially offset by a 1.6% decrease in average ticket price from $4.99 for the 2011 period to $4.91 for the 2012 period. The increase in concession revenues of $16.8 million was attributable to the 13.8% increase in attendance and a 4.2% increase in concession revenues per patron from $2.14 for the 2011 period to $2.23 for the

2012 period. The increase in attendance was primarily due to new theatres, including the ten theatres in Argentina acquired during August 2011. The decrease in average ticket price was primarily due to the unfavorable impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to price increases.

Cost of Operations. The table below summarizes certain of our year-over-year theatre operating costs by reportable segment (in millions).

	U.S. Segment		International Segment		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011
Film rentals and advertising	$306.8	$280.0	$115.9	$107.8	$422.7	$387.8
Concession supplies	34.9	30.2	25.3	22.7	60.2	52.9
Salaries and wages	85.9	81.7	34.9	26.4	120.8	108.1
Facility lease expense	95.6	92.0	44.6	43.8	140.2	135.8
Utilities and other	91.2	84.5	44.9	40.9	136.1	125.4

U.S. Film rentals and advertising costs were $306.8 million, or 55.4% of admissions revenues for the 2012 period compared to $280.0 million, or 55.5% of admissions revenues, for the 2011 period. Concession supplies expense was $34.9 million, or 12.8% of concession revenues, for the 2012 period compared to $30.2 million, or 12.3% of concession revenues, for the 2011 period. The increase in the concession supplies rate was primarily due to increased inventory procurement costs.

Salaries and wages increased to $85.9 million for the 2012 period from $81.7 million for the 2011 period primarily due to increased staffing levels to support the 5.8% increase in attendance and new theatres. Facility lease expense increased to $95.6 million for the 2012 period from $92.0 million for the 2011 period primarily due to new theatres. Utilities and other costs increased to $91.2 million for the 2012 period from $84.5 million for the 2011 period primarily due to new theatres, increased expenses related to digital and 3-D equipment and increased repairs and maintenance expenses.

• International. Film rentals and advertising costs were $115.9 million, or 48.7% of admissions revenues, for the 2012 period compared to $107.8 million, or 50.7% of admissions revenues, for the 2011 period. The decrease in the film rentals and advertising rate is primarily due to the mix of films during the 2012 period compared to the 2011 period and the impact of increased virtual print fees that we earn from studios on certain films played in our international locations. Concession supplies expense was $25.3 million, or 23.4% of concession revenues, for the 2012 period compared to $22.7 million, or 24.9% of concession revenues, for the 2011 period. The decrease in the concession supplies rate is due to the mix of products sold during the 2012 period compared to the 2011 period and the impact from concession sales price increases.

Salaries and wages increased to $34.9 million for the 2012 period from $26.4 million for the 2011 period primarily due to new theatres, including the ten theatres in Argentina acquired in August 2011, increased wage rates and increased staffing levels to support the 13.8% increase in attendance. Facility lease expense increased to $44.6 million for the 2012 period from $43.8 million for the 2011 period primarily due to new theatres, including the ten theatres in Argentina acquired in August 2011. Utilities and other costs increased to $44.9 million for the 2012 period from $40.9 million for the 2011 period primarily due to new theatres, including the ten theatres in Argentina acquired in August 2011, increased expenses related to 3-D equipment and increased repairs and maintenance expenses.

General and Administrative Expenses. General and administrative expenses increased to $70.0 million for the 2012 period from $60.2 million for the 2011 period. The increase was primarily due to increased salaries and incentive compensation expense of approximately $4.7 million, increased share based awards compensation expense of approximately $2.3 million and additional overhead expenses associated with the ten theatres in Argentina acquired in August 2011.

Depreciation and Amortization. Depreciation and amortization expense was $73.2 million for the 2012 period compared to $79.0 million for the 2011 period. Depreciation and amortization expense for the 2011 period included approximately $7.1 million related to the accelerated depreciation on the Company’s domestic 35-millimeter projection systems that became fully depreciated as of September 30, 2011.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $0.5 million for the 2012 period compared to $2.6 million for the 2011 period. Impairment charges for the 2012 period consisted of U.S. and international theatre properties, impacting nine of our twenty-four reporting units. Impairment charges for the 2011 period consisted of U.S. and international theatre properties, impacting thirteen of our twenty-four reporting units. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 12 to our condensed consolidated financial statements.

Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $1.3 million during the 2012 period compared to $6.2 million during the 2011 period. The loss recorded during the 2012 period was primarily due to the retirement of certain theatre equipment that was replaced during the period. The loss recorded during the 2011 period included a loss of $2.3 million related to a settlement for a previously terminated interest rate swap agreement, a loss of $1.0 million related to the sale of digital projection systems to DCIP, a loss of $0.5 million for the write-off of an intangible asset associated with a screen advertising contract in Brazil that was terminated during the 2011 period, and the write-off of theatre properties and equipment as a result of theatre remodels.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $63.5 million for the 2012 period compared to $59.1 million for the 2011 period. The increase was primarily due to the refinancing of the $157.2 million unextended portion of our term loan debt outstanding with $200 million of 7.375% senior subordinated notes due 2021, which occurred during June 2011. See Note 4 to our condensed consolidated financial statements for further discussion of the refinancing.

Loss on Early Retirement of Debt. We recorded a loss on early retirement of debt of $4.9 million during the 2011 period related to the prepayment of approximately $157.2 million of the unextended portion of our term loan debt. The loss included the write-off of $2.2 million of unamortized debt issue costs related to the portion of the term loan debt that was prepaid and the reclassification of $2.7 million from accumulated other comprehensive loss to earnings as a result of our determination that quarterly interest payments hedged by certain of our interest rate swap agreements are no longer probable to occur. See Note 4 to our condensed consolidated financial statements for further discussion of the prepayment and Note 10 to our condensed consolidated financial statements for discussion of our interest rate swap agreements.

Distributions from NCM. We recorded distributions from NCM of $8.4 million during the 2012 period and $11.4 million during the 2011 period, which were in excess of the carrying value of our Tranche 1 investment. See Note 6 to our condensed consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $2.8 million during the 2012 period compared to $0.6 million during the 2011 period. The equity in income of affiliates recorded during the 2012 period primarily included income of approximately $3.0 million related to our equity investment in DCIP (see Note 7 to our condensed consolidated financial statements) partially offset by a loss of approximately $0.2 million related to our equity investment in NCM (see Note 6 to our condensed consolidated financial statements). The equity in income of affiliates recorded during the 2011 period primarily included income of approximately $1.1 million related to our equity investment in NCM partially offset by a loss of approximately $0.3 million related to our equity investment in DCIP.

Income Taxes. Income tax expense of $58.8 million was recorded for the 2012 period compared to $32.3 million for the 2011 period. The effective tax rate was 38.2% for the 2012 period compared to 32.8% for the 2011 period. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate. Income tax expense for the 2011 period includes the impact of a reduction of our liabilities for uncertain tax positions due to settlements and closures of various tax years, which resulted in a tax benefit of approximately $3.6 million for the 2011 period.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, nearly all of our theatres provide the patron a choice of using a credit card or debit card in place of cash. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities was $175.4 million for the six months ended June 30, 2012 compared to $181.7 million for the six months ended June 30, 2011.

Investing Activities

Our investing activities have been principally related to the development and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $107.4 million for the six months ended June 30, 2012 compared to $81.8 million for the six months ended June 30, 2011. The increase in cash used for investing activities was primarily due to the acquisition of a theatre in the U.S. for approximately $14.1 million and an increase in capital expenditures.

Capital expenditures for the six months ended June 30, 2012 and 2011 were as follows (in millions):

Period	New Theatres	Existing Theatres	Total
Six Months Ended June 30, 2012	$42.1	$51.5	$93.6
Six Months Ended June 30, 2011	$29.2	$56.1	$85.3

We continue to invest in our U.S. theatre circuit. We acquired one theatre with 16 screens, added one screen to an existing theatre and built two new theatres with 30 screens during the six months ended June 30, 2012, bringing our total domestic screen count to 3,925 as of June 30, 2012. At June 30, 2012, we had signed commitments to open two new theatres with 27 screens in domestic markets during the remainder of 2012 and open 11 new theatres with 132 screens subsequent to 2012. We estimate the remaining capital expenditures for the development of these 159 domestic screens will be approximately $105 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

We also continue to invest in our international theatre circuit. We built two new theatres and 12 screens and closed four screens during the six months ended June 30, 2012, bringing our total international screen count to 1,282 as of June 30, 2012. At June 30, 2012, we had signed commitments to open nine new theatres and 64 screens in international markets during the remainder of 2012 and open five new theatres and 35 screens subsequent to 2012. We estimate the remaining capital expenditures for the development of these 99 international screens will be approximately $80 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

We plan to fund capital expenditures for our continued development with cash flow from operations, borrowings under our senior secured credit facility, and proceeds from debt issuances, sale leaseback transactions and/or sales of excess real estate.

Financing Activities

Cash used for financing activities was $61.8 million for the six months ended June 30, 2012 compared to $19.8 million for the six months ended June 30, 2011. Cash used for financing activities for the six months ended June 30, 2011 included proceeds of $200 million from the issuance of Cinemark USA, Inc.’s 7.375% senior subordinated notes due 2021, partially offset by the prepayment of the unextended portion of Cinemark USA, Inc.’s term loan debt of $157.2 million. See Note 4 to our condensed consolidated financial statements.

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of June 30, 2012 (in millions):

Cinemark, USA, Inc. term loan	$901.3
Cinemark USA, Inc. 8 5/8% senior notes due 2019 (1)	461.0
Cinemark USA, Inc. 7 3/8% senior subordinated notes due 2021	200.0
Hoyts General Cinema (Argentina) bank loan due 2013	4.1

Total long-term debt	$1,566.4
Less current portion	12.0

Long-term debt, less current portion	$1,554.4

(1)	Includes the $470.0 million aggregate principal amount of the 8.625% senior notes before the original issue discount, which was $9.0 million as of June 30, 2012.

As of June 30, 2012, we had $150.0 million in available borrowing capacity on our revolving credit line.

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

At June 30, 2012, there was $901.3 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $150.0 million in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the senior secured credit facility at June 30, 2012 was approximately 4.9% per annum.

See discussion of interest rate swap agreements under Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cinemark USA, Inc. 8.625% Senior Notes

On June 29, 2009, Cinemark USA, Inc. issued $470.0 million aggregate principal amount of 8.625% senior notes due 2019 with an original issue discount of approximately $11.5 million, resulting in proceeds of approximately $458.5 million. The proceeds were primarily used to fund the repurchase of the remaining $419.4 million aggregate principal amount at maturity of Cinemark, Inc.’s 9.75% senior discount notes. Interest on the senior notes is payable June 15 and December 15 of each year. The senior notes mature on June 15, 2019. As of June 30, 2012, the carrying value of the senior notes was approximately $461.0 million.

The indenture to the senior notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) consummate specified asset sales, (2) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (3) incur additional indebtedness and issue preferred stock, (4) enter into transactions with affiliates, (5) enter new lines of business, (6) merge or consolidate with, or sell all or substantially all of its assets to another person and (7) create liens. Upon a change of control of Cinemark Holdings, Inc. or Cinemark USA, Inc., Cinemark USA, Inc. would be required to make an offer to repurchase the senior notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest through the date of repurchase. Certain asset dispositions are considered triggering events that may require Cinemark USA, Inc. to use the proceeds from those asset dispositions to make an offer to purchase the notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase if such proceeds are not otherwise used within 365 days as described in the indenture. The indenture governing the senior notes allows Cinemark USA, Inc. to incur additional indebtedness if we satisfy the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1, and our actual ratio as of June 30, 2012 was 5.5 to 1.

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

Cinemark USA, Inc. 7.375% Senior Subordinated Notes

On June 3, 2011, Cinemark USA, Inc. issued $200 million aggregate principal amount of 7.375% senior subordinated notes due 2021, at par value. The proceeds, after payment of fees, were primarily used to fund the prepayment of the remaining $157.2 million of Cinemark USA’s unextended term loan debt under its senior secured credit facility. Interest on the senior subordinated notes is payable on June 15 and December 15 of each year. The senior subordinated notes mature on June 15, 2021.

The indenture to the senior subordinated notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. Upon a change of control, as defined in the Indenture, Cinemark USA, Inc. would be required to make an offer to repurchase the senior subordinated notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the senior subordinated notes allows Cinemark USA, Inc. to incur additional indebtedness if we satisfy the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1, and our actual ratio as of June 30, 2012 was 5.5 to 1.

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

Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the Securities and Exchange Commission (the “Commission”) on July 27, 2011 pursuant to which Cinemark USA, Inc. offered to exchange the senior subordinated notes for substantially similar registered senior subordinated notes. The registration statement became effective August 4, 2011 and approximately $199.5 million of the notes were exchanged on September 7, 2011. The registered senior subordinated notes, issued in the exchange, do not have transfer restrictions. Approximately $0.5 million of the notes were not exchanged as of June 30, 2012.

Covenant Compliance

As of June 30, 2012, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

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

Interest Rate Risk

We are currently party to variable rate debt facilities. An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt facilities. At June 30, 2012, there was an aggregate of approximately $280.7 million of variable rate debt outstanding under these facilities, which excludes $620.6 million of Cinemark USA, Inc.’s term loan debt that is hedged with the Company’s interest rate swap agreements in effect as of June 30, 2012 as discussed below. Based on the interest rates in effect on the variable rate debt outstanding at June 30, 2012, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $2.8 million.

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

Below is a summary of our interest rate swap agreements as of June 30, 2012:

Nominal Amount (in millions)	Amount Designated as a Hedge (in millions)	Effective Date	Pay Rate	Receive Rate	Expiration Date
$125.0	$106.6	August 2007	4.9220%	3-month LIBOR	August 2012
$75.0	$64.0	November 2008	3.6300%	1-month LIBOR	November 2012
$175.0	$175.0	December 2010	1.3975%	1-month LIBOR	September 2015
$175.0	$175.0	December 2010	1.4000%	1-month LIBOR	September 2015
$100.0	$100.0	November 2011	1.7150%	1-month LIBOR	April 2016

$650.0	$620.6

The table below provides information about our fixed rate and variable rate long-term debt agreements as of June 30, 2012:

	Expected Maturity for the Twelve-Month Periods Ending June 30,								Average
	(in millions)								Interest
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value	Rate
Fixed rate (1)(2)	$2.8	$1.3	$—	$620.6	$—	$670.0	$1,294.7	$1,349.2	7.0%
Variable rate	9.2	9.3	9.3	252.9	—	—	280.7	279.6	3.6%

Total debt	$12.0	$10.6	$9.3	$873.5	$—	$670.0	$1,575.4	$1,628.8

(1)	Includes $620.6 million of the Cinemark USA, Inc. term loan, which represents the debt hedged with the Company’s interest rate swap agreements in effect as of June 30, 2012 discussed above.
(2)	Includes the 8.625% senior notes in the aggregate principal amount of $470.0 million, excluding the discount of $9.0 million.

Foreign Currency Exchange Rate Risk

We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and construction interior finish items and other operating supplies used by our international subsidiaries. A majority of the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. Generally accepted accounting principles in the U.S. (“U.S. GAAP”) require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our equity ownership in our international subsidiaries as of June 30, 2012, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed would decrease the aggregate net book value of our investments in our international subsidiaries by approximately $49.1 million and would decrease the aggregate net income of our international subsidiaries by approximately $4.9 million.

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2012, we carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Previously reported under “Business—Legal Proceedings” in the Company’s Annual Report on Form 10-K filed February 29, 2012.

Item 1A. Risk Factors

There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Company’s Annual Report on Form 10-K filed February 29, 2012.

Item 6. Exhibits

*31.1	Certification of Tim Warner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Tim Warner, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Financial Statements from the quarterly report on Form 10-Q of Cinemark Holdings, Inc. for the quarter ended June 30, 2012, filed August 6, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK HOLDINGS, INC. Registrant

DATE: August 6, 2012

/s/ Tim Warner
Tim Warner Chief Executive Officer

/s/ Robert Copple
Robert Copple Chief Financial Officer

EXHIBIT INDEX

*31.1	Certification of Tim Warner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Tim Warner, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Financial Statements from the quarterly report on Form 10-Q of Cinemark Holdings, Inc. for the quarter ended June 30, 2012, filed August 6, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.