Form 10-Q
period 2013-03-31
Cinemark Holdings, Inc.
filed 2013-05-07
CIK 1385280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, 115,313,773 shares of common stock were issued and outstanding.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

Cautionary Statement Regarding Forward-Looking Statements

Certain matters within this Quarterly Report on Form 10Q include “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The “forward-looking statements” may include our current expectations, assumptions, estimates and projections about our business and our industry. They may include statements relating to future revenues, expenses and profitability, the future development and expected growth of our business, projected capital expenditures, attendance at movies generally or in any of the markets in which we operate, the number or diversity of popular movies released and our ability to successfully license and exhibit popular films, national and international growth in our industry, competition from other exhibitors and alternative forms of entertainment and determinations in lawsuits in which we are defendants. Forward-looking statements can be identified by the use of words such as “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. For a description of the risk factors, please review the “Risk Factors” section or other sections in the Company’s Annual Report on Form 10-K filed February 28, 2013 and quarterly reports on Form 10-Q, filed with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by such risk factors. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data, unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$724,303	$742,664
Inventories	10,825	12,571
Accounts receivable	58,027	57,122
Current income tax receivable	765	7,129
Current deferred tax asset	17,571	14,397
Prepaid expenses and other	9,254	11,278

Total current assets	820,745	845,161

Theatre properties and equipment	2,321,703	2,284,129
Less accumulated depreciation and amortization	1,017,064	979,171

Theatre properties and equipment, net	1,304,639	1,304,958

Other assets
Goodwill	1,151,495	1,150,811
Intangible assets - net	329,714	330,741
Investment in NCM	85,568	78,123
Investment in DCIP	24,564	23,012
Investment in marketable securities - RealD	15,896	13,707
Investments in and advances to affiliates	3,829	1,482
Long-term deferred tax asset	13,847	13,187
Deferred charges and other assets - net	106,902	102,044

Total other assets	1,731,815	1,713,107

Total assets	$3,857,199	$3,863,226

Liabilities and equity
Current liabilities
Current portion of long-term debt	$8,824	$9,546
Current portion of capital lease obligations	11,582	11,064
Current income tax payable	19,045	8,891
Current liability for uncertain tax positions	5,707	14,900
Accounts payable and accrued expenses	276,568	293,803

Total current liabilities	321,726	338,204

Long-term liabilities
Long-term debt, less current portion	1,752,960	1,754,464
Capital lease obligations, less current portion	143,160	139,107
Long-term deferred tax liability	163,890	177,960
Long-term liability for uncertain tax positions	20,860	19,575
Deferred lease expenses	39,212	38,297
Deferred revenue - NCM	249,061	241,305
Other long-term liabilities	55,347	59,330

Total long-term liabilities	2,424,490	2,430,038

Commitments and contingencies (see Note 20)

Equity
Cinemark Holdings, Inc.’s stockholders’ equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 118,969,014 shares issued and 115,303,678 shares outstanding at March 31, 2013 and 118,502,752 shares issued and 114,949,667 shares outstanding at December 31, 2012	119	118
Additional paid-in-capital	1,070,923	1,064,016
Treasury stock, 3,665,336 and 3,553,085 shares, at cost, at March 31, 2013 and December 31, 2012, respectively	(51,736)	(48,482)
Retained earnings	114,380	106,111
Accumulated other comprehensive loss	(34,024)	(37,698)

Total Cinemark Holdings, Inc.’s stockholders’ equity	1,099,662	1,084,065
Noncontrolling interests	11,321	10,919

Total equity	1,110,983	1,094,984

Total liabilities and equity	$3,857,199	$3,863,226

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data, unaudited)

	Three months ended March 31,
	2013	2012
Revenues
Admissions	$349,414	$373,793
Concession	172,396	179,820
Other	25,963	25,205

Total revenues	547,773	578,818

Cost of operations
Film rentals and advertising	179,992	195,415
Concession supplies	28,000	28,451
Salaries and wages	58,469	58,492
Facility lease expense	69,618	68,562
Utilities and other	68,752	66,509
General and administrative expenses	37,779	34,064
Depreciation and amortization	39,032	36,816
Impairment of long-lived assets	844	185
(Gain) loss on sale of assets and other	(342)	836

Total cost of operations	482,144	489,330

Operating income	65,629	89,488

Other income (expense)
Interest expense	(32,606)	(32,133)
Interest income	803	1,767
Foreign currency exchange gain	1,330	1,865
Distributions from NCM	6,103	8,031
Equity in income of affiliates	2,421	1,790

Total other expense	(21,949)	(18,680)

Income before income taxes	43,680	70,808
Income taxes	10,618	27,932

Net income	$33,062	$42,876
Less: Net income attributable to noncontrolling interests	468	772

Net income attributable to Cinemark Holdings, Inc.	$32,594	$42,104

Weighted average shares outstanding
Basic	113,447	112,825

Diluted	113,979	113,368

Earnings per share attributable to Cinemark Holdings, Inc.’s common stockholders
Basic	$0.28	$0.37

Diluted	$0.28	$0.37

Dividends declared per common share	$0.21	$0.21

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended March 31,
	2013	2012
Net income	$33,062	$42,876

Other comprehensive income, net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $428 and $375	776	710
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $833 and $2,550	1,356	4,249
Amortization of accumulated other comprehensive loss on terminated interest rate swap agreement	—	988
Foreign currency translation adjustments	1,586	15,799

Total other comprehensive income, net of tax	3,718	21,746

Total comprehensive income, net of tax	36,780	64,622
Comprehensive income attributable to noncontrolling interests	(512)	(682)

Comprehensive income attributable to Cinemark Holdings, Inc.	$36,268	$63,940

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three months ended March 31,
	2013	2012
Operating activities
Net income	$33,062	$42,876

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	38,070	35,787
Amortization of intangible and other assets and favorable/unfavorable leases	962	1,029
Amortization of long-term prepaid rents	650	534
Amortization of debt issue costs	1,386	1,197
Amortization of deferred revenues, deferred lease incentives and other	(2,552)	(2,212)
Amortization of accumulated other comprehensive loss related to interest rate swap agreement	—	988
Fair value change in interest rate swap agreements not designated as hedges	—	(268)
Amortization of bond discount	247	226
Impairment of long-lived assets	844	185
Share based awards compensation expense	3,450	3,315
(Gain) loss on sale of assets and other	(342)	836
Deferred lease expenses	890	1,123
Deferred income tax expenses	(19,165)	(2,358)
Equity in income of affiliates	(2,421)	(1,790)
Distributions from equity investees	2,290	2,658
Changes in assets and liabilities and other	(14,784)	13,614

Net cash provided by operating activities	42,587	97,740

Investing activities
Additions to theatre properties and equipment	(36,889)	(46,984)
Proceeds from sale of theatre properties and equipment and other	8,006	39
Acquisition of theatre in U.S.	—	(14,080)
Investment in DCIP and other	(2,312)	(309)

Net cash used for investing activities	(31,195)	(61,334)

Financing activities
Proceeds from stock option exercises	6	2
Payroll taxes paid as a result of restricted stock withholdings	(3,254)	(2,700)
Dividends paid to stockholders	(24,148)	(23,982)
Repayments of long-term debt	(2,381)	(3,034)
Payments on capital leases	(2,645)	(2,277)
Other	3,341	(227)

Net cash used for financing activities	(29,081)	(32,218)
Effect of exchange rate changes on cash and cash equivalents	(672)	2,970

Increase (decrease) in cash and cash equivalents	(18,361)	7,158
Cash and cash equivalents:
Beginning of period	742,664	521,408

End of period	$724,303	$528,566

Supplemental information (see Note 17)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

1. The Company and Basis of Presentation

Cinemark Holdings, Inc. and subsidiaries (the “Company”) is a leader in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Brazil, Mexico, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. The Company also managed additional theatres in the U.S., Brazil, and Colombia during the three months ended March 31, 2013.

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

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2012, included in the Annual Report on Form 10-K filed February 28, 2013 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be achieved for the full year.

2. New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, an amendment to FASB ASC Topic 350, Intangibles - Goodwill and Other (“ASU 2012-02”). The update provides an entity with the option first to assess qualitative factors in determining whether it is more likely than not that the indefinite-lived intangible asset is impaired. After assessing the qualitative factors, if an entity determines that it is not more likely than not that the indefinite-lived intangible asset is impaired, the entity is not required to take further action. If an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption was permitted. The adoption of ASU 2012-02 did not have a significant impact on our condensed consolidated financial statements.

During February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 amended existing guidance by requiring additional disclosure either on the face of the income statement or in the notes to the financial statements of significant amounts reclassified out of accumulated other comprehensive income. ASU 2013-02 requires prospective adoption and affects financial statement disclosures only. For public entities, the new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a significant impact on our condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

3. Earnings Per Share

The Company considers its unvested restricted stock awards, which contain non-forfeitable rights to dividends, participating securities, and includes such participating securities in its computation of earnings per share pursuant to the two-class method. Basic earnings per share for the two classes of stock (common stock and unvested restricted stock) is calculated by dividing net income by the weighted average number of shares of common stock and unvested restricted stock outstanding during the reporting period. Diluted earnings per share is calculated using the weighted average number of shares of common stock plus the potentially dilutive effect of common equivalent shares outstanding determined under both the two class method and the treasury stock method.

The following table presents computations of basic and diluted earnings per share under the two-class method:

	Three Months Ended
	March 31,
	2013	2012
Numerator:
Net income attributable to Cinemark Holdings, Inc.	$32,594	$42,104
Earnings allocated to participating share-based awards (1)	(318)	(441)

Net income attributable to common stockholders	$32,276	$41,663

Denominator (shares in thousands):
Basic weighted average common stock outstanding	113,447	112,825
Common equivalent shares for stock options	15	40
Common equivalent shares for restricted stock units	517	503

Diluted	113,979	113,368

Basic earnings per share attributable to common stockholders	$0.28	$0.37

Diluted earnings per share attributable to common stockholders	$0.28	$0.37

(1)	For the three months ended March 31, 2013 and 2012, a weighted average of approximately 1,128 and 1,200 shares of unvested restricted stock, respectively, were considered participating securities.

4. Income Taxes

During the three months ended March 31, 2013, the Company recorded income tax expense of approximately $10,618, which resulted in an approximate tax rate of 24.3%. The effective tax rate reflects the impact of items related to the Company’s Mexico subsidiaries.

5. Long-Term Debt Activity

Amended Senior Secured Credit Facility

On December 18, 2012, Cinemark USA, Inc. amended and restated its senior secured credit facility to include a seven year $700,000 term loan and a five year $100,000 revolving credit line, referred to herein as the Amended Senior Secured Credit Facility. The proceeds from the Amended Senior Secured Credit Facility, combined with a portion of the proceeds from the 5.125% Senior Notes discussed below, were used to refinance the Company’s former senior secured credit facility. The term loan under the Amended Senior Secured Credit Facility matures in December 2019. The revolving credit line matures in December 2017. Quarterly principal payments in the amount of $1,750 are due on the term loan through September 2019, with the remaining principal of $652,750 due on December 18, 2019.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

5.125% Senior Notes

On December 18, 2012, Cinemark USA, Inc. issued $400,000 aggregate principal amount of 5.125% senior notes due 2022, at par value, referred to herein as the 5.125% Senior Notes. A portion of the proceeds were used to refinance a portion of the former senior secured credit facility and the remainder is expected to be used to fund the purchase price for the Rave Acquisition (see Note 6) and for general corporate purposes. Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year, beginning June 15, 2013. The notes mature on December 15, 2022.

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB Accounting Standards Codification (“ASC”) Topic 820-10-35, Fair Value Measurement. The carrying value of the Company’s long-term debt was $1,761,784 and $1,764,010 as of March 31, 2013 and December 31, 2012, respectively. The fair value of the Company’s long-term debt was $1,849,446 and $1,851,246 as of March 31, 2013 and December 31, 2012, respectively.

6. Acquisitions and Dispositions

Acquisition of Rave Theatres

During November 2012, the Company entered into an asset purchase agreement with Rave Real Property Holdco, LLC and certain of its subsidiaries, Rave Cinemas, LLC and RC Processing, LLC (collectively “Rave”), pursuant to which the Company will acquire 32 theatres with 483 screens located in 12 states. The estimated purchase price is approximately $240,000. The purchase price, the amount of which is subject to certain closing date adjustments, will consist of cash consideration and the assumption of certain liabilities. The transaction is expected to close during the second quarter of 2013, subject to the satisfaction of customary closing conditions for transactions of this type, including Department of Justice or Federal Trade Commission antitrust approval.

Disposition of Mexico Subsidiaries

During February 2013, the Company entered into a stock purchase agreement with Grupo Cinemex, S.A. De C.V. pursuant to which the Company will sell its Mexican subsidiaries, which consist of 31 theatres and 290 screens. The sales price, which will be paid in Mexican pesos and is subject to certain closing date adjustments, will be approximately $130,000, based on the exchange rate at March 31, 2013. The transaction, which is subject to review by the Mexican Federal Competition Commission, is expected to close during the second half of 2013.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

7. Equity

Below is a summary of changes in stockholders’ equity attributable to Cinemark Holdings, Inc., noncontrolling interests and total equity for the three months ended March 31, 2013 and 2012:

	Cinemark Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2013	$1,084,065	$10,919	$1,094,984
Share based awards compensation expense	3,450	—	3,450
Stock withholdings related to restricted stock and restricted stock units that vested during the three months ended March 31, 2013	(3,254)	—	(3,254)
Exercise of stock options	6	—	6
Tax benefit related to restricted stock vesting	3,452	—	3,452
Dividends paid to stockholders (1)	(24,148)	—	(24,148)
Dividends accrued on unvested restricted stock unit awards (1)	(177)	—	(177)
Dividends paid to noncontrolling interests	—	(110)	(110)
Net income	32,594	468	33,062
Fair value adjustments on interest rate swap agreements designated as hedges, net of taxes of $428	776	—	776
Fair value adjustments on available-for-sale securities, net of taxes of $833	1,356	—	1,356
Foreign currency translation adjustments	1,542	44	1,586

Balance at March 31, 2013	$1,099,662	$11,321	$1,110,983

	Cinemark Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2012	$1,012,877	$10,762	$1,023,639
Share based awards compensation expense	3,315	—	3,315
Stock withholdings related to restricted stock and restricted stock units that vested during the three months ended March 31, 2012	(2,701)	—	(2,701)
Exercise of stock options	2	—	2
Tax benefit related to restricted stock vesting	1,361	—	1,361
Dividends paid to stockholders (2)	(23,982)	—	(23,982)
Dividends accrued on unvested restricted stock unit awards (2)	(159)	—	(159)
Dividends paid to noncontrolling interests	—	(110)	(110)
Net income	42,104	772	42,876
Fair value adjustments on interest rate swap agreements designated as hedges, net of taxes of $375	710	—	710
Amortization of accumulated other comprehensive loss on terminated swap agreement	988	—	988
Fair value adjustments on available-for-sale securities, net of taxes of $2,550	4,249	—	4,249
Foreign currency translation adjustments	15,889	(90)	15,799

Balance at March 31, 2012	$1,054,653	$11,334	$1,065,987

(1)

On February 12, 2013, the Company’s board of directors declared a cash dividend for the fourth quarter of 2012 in the amount of $0.21 per share of common stock payable to stockholders of record on March 4, 2013. The dividend was paid on March 15, 2013.

(2)

On February 3, 2012, the Company’s board of directors declared a cash dividend for the fourth quarter of 2011 in the amount of $0.21 per share of common stock payable to stockholders of record on March 2, 2012. The dividend was paid on March 16, 2012.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

8. Investment in National CineMedia

The Company has an investment in National CineMedia, LLC (“NCM”). NCM operates a digital in-theatre network in the U.S. for providing cinema advertising and non-film events. Upon joining NCM, the Company entered into an Exhibitor Services Agreement with NCM (“ESA”), pursuant to which NCM provides advertising, promotion and event services to our theatres. As described further in Note 6 to the Company’s financial statements as included in its 2012 Annual Report on Form 10-K, on February 13, 2007, National CineMedia, Inc. (“NCM, Inc.”), an entity that serves as the sole manager of NCM, completed an IPO of its common stock. In connection with the NCM Inc. initial public offering, the Company amended its operating agreement and the ESA. Following the NCM, Inc. IPO, the Company does not recognize undistributed equity in the earnings on its original NCM membership units (referred to herein as the Company’s Tranche 1 Investment) until NCM’s future net earnings, less distributions received, surpass the amount of the excess distribution. The Company recognizes equity in earnings on its Tranche 1 Investment only to the extent it receives cash distributions from NCM. The Company recognizes cash distributions it receives from NCM on its Tranche 1 Investment as a component of earnings as Distributions from NCM. The Company believes that the accounting model provided by ASC 323-10-35-22 for recognition of equity investee losses in excess of an investor’s basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

	Investment in NCM	Deferred Revenue	Distributions from NCM	Equity in Earnings	Other Revenue	Cash Received
Balance as of January 1, 2013	$78,123	$(241,305)
Receipt of common units due to annual common unit adjustment	8,869	(8,869)	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	(1,817)	1,817
Receipt of excess cash distributions	(1,798)	—	(4,776)	—	—	6,574
Receipt under tax receivable agreement	(492)	—	(1,327)	—	—	1,819
Equity in earnings	866	—	—	(866)	—	—
Amortization of deferred revenue	—	1,113	—	—	(1,113)	—

Balance as of and for the period ended March 31, 2013	$85,568	$(249,061)	$(6,103)	$(866)	$(2,930)	$10,210

(1)

Amount includes the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $2,435.

During the three months ended March 31, 2013 and 2012, the Company recorded equity earnings of approximately $866 and $716, respectively.

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

During March 2013, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, the Company received an additional 588,024 common units of NCM, each of which is convertible into one share of NCM, Inc. common stock. The Company recorded the additional common units received at fair value as part of its Tranche 2 Investment with a corresponding adjustment to deferred revenue of approximately $8,869. The deferred revenue will be recognized over the remaining term of the ESA, which is approximately 23 years. As of March 31, 2013, the Company owned a total of 18,682,668 common units of NCM, representing an ownership interest of approximately 16%.

Below is summary financial information for NCM for the year ended December 27, 2012 (financial information was not yet available for the three months ended March 29, 2013).

Year Ended December 27, 2012
Gross revenues	$448,760
Operating income	$191,839
Net earnings	$101,013

9. Investment in Digital Cinema Implementation Partners

On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as Digital Cinema Implementation Partners LLC (“DCIP”) to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. On March 10, 2010, the Company signed a master equipment lease agreement and other related agreements (collectively the “agreements”) with Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company. As of March 31, 2013, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP.

The Company has a variable interest in Kasima through the terms of its master equipment lease agreement; however, the Company has determined that it is not the primary beneficiary of Kasima, as the Company does not have the ability to direct the activities of Kasima that most significantly impact Kasima’s economic performance. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting. During the three months ended March 31, 2013 and 2012, the Company recorded equity income of $1,552 and $1,099, respectively, relating to this investment.

Below is a summary of changes in the Company’s investment in DCIP for the three months ended March 31, 2013:

Investment in DCIP
Balance as of January 1, 2013	$23,012
Equity in income	1,552

Balance as of March 31, 2013	$24,564

The digital projection systems that are leased from Kasima are under an operating lease with an initial term of twelve years that contains ten one-year fair value renewal options. The equipment lease agreement also contains a fair value purchase option. Under the equipment lease agreement, the Company pays minimum annual rent of one thousand dollars per digital projection system for the first six and a half years from the effective date of the agreement and minimum annual rent of three thousand dollars per digital projection system beginning at six and a half years from the effective date through the end of the lease term. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the agreements. Certain of the

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

other rent payments are subject to either a monthly or an annual maximum. As of March 31, 2013, the Company had 3,515 digital projection systems being leased under the master equipment lease agreement with Kasima. The Company recorded equipment lease expense of approximately $1,966 and $1,929 during the three months ended March 31, 2013 and 2012, respectively, which is included in utilities and other costs on the condensed consolidated statements of income.

Below is summary financial information for DCIP for the year ended December 31, 2012 (financial information for the three months ended March 31, 2013 was not yet available).

Year Ended December 31, 2012
Revenues	$166,017
Operating income	$102,663
Net income	$36,752

10. Investment in Marketable Securities – RealD

Under its license agreement with RealD, during 2010 and 2011, the Company earned an aggregate of 1,222,780 options to purchase shares of common stock upon installation of a certain number of 3-D systems as outlined in the license agreement. Upon vesting in these options, the Company recorded an investment in RealD with an offset to deferred lease incentive liability. During March 2011, the Company exercised all of its options to purchase shares of common stock in RealD for $0.00667 per share.

The Company accounts for its investment in RealD as a marketable security. The Company has determined that its RealD shares are available-for-sale securities in accordance with ASC Topic 320-10-35-1, therefore unrealized holding gains and losses are reported as a component of accumulated other comprehensive loss until realized.

As of March 31, 2013, the Company owned 1,222,780 shares in RealD, with an estimated fair value of $15,896, which is based on the closing price of RealD’s common stock on March 28, 2012, and falls under Level 1 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. During the three months ended March 31, 2013, the Company recorded an unrealized holding gain of approximately $2,189, before taxes, as a component of accumulated other comprehensive loss on the condensed consolidated balance sheet.

Below is a summary of changes in the Company’s investment in RealD for the three months ended March 31, 2013:

Investment in RealD
Balance as of January 1, 2013	$13,707
Unrealized holding gain	2,189

Balance as of March 31, 2013	$15,896

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

11. Treasury Stock and Share Based Awards

Treasury Stock — Treasury stock represents shares of common stock repurchased or withheld by the Company and not yet retired. The Company has applied the cost method in recording its treasury shares. Below is a summary of the Company’s treasury stock activity for the three months ended March 31, 2013:

	Number of Treasury Shares	Cost
Balance at January 1, 2013	3,553,085	$48,482
Restricted stock withholdings (1)	112,251	3,254

Balance at March 31, 2013	3,665,336	$51,736

(1)

The Company withheld restricted shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting in restricted stock. The Company determined the number of shares to be withheld based upon market values ranging from $27.19 to $29.44 per share.

As of March 31, 2013, the Company had no plans to retire any shares of treasury stock.

Stock Options – A summary of stock option activity and related information for the three months ended March 31, 2013 is as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2013	22,022	$7.63
Exercised	(744)	$7.63

Outstanding at March 31, 2013	21,278	$7.63	$464

Options exercisable at March 31, 2013	21,278	$7.63	$464

All outstanding stock options were fully vested as of April 2, 2009. There were no stock options granted or forfeited during the three months ended March 31, 2013. The total intrinsic value of options exercised during the three months ended March 31, 2013 was $15. The Company recognized a tax benefit of approximately $6 during the three months ended March 31, 2013 related to these stock option exercises. Options outstanding at March 31, 2013 have an average remaining contractual life of approximately two years.

Restricted Stock – During the three months ended March 31, 2013, the Company granted 185,821 shares of restricted stock to employees of the Company. The fair value of the restricted stock granted was determined based on the market value of the Company’s common stock on the date of grant, which was $29.44 per share. The Company assumed forfeiture rates ranging from 0% to 5% for the restricted stock awards. Certain of the restricted stock granted vests over three years based on continued service and the remaining restricted stock granted vests over four years based on continued service. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however the sale and transfer of the restricted shares is prohibited during the restriction period.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of restricted stock activity for the three months ended March 31, 2013:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2013	1,534,163	$18.85
Granted	185,821	$29.44
Vested	(408,140)	$14.91

Outstanding at March 31, 2013	1,311,844	$21.58

Unvested restricted stock at March 31, 2013	1,311,844	$21.58

The Company receives an income tax deduction upon vesting of the restricted stock awards. The total fair value of shares that vested during the three months ended March 31, 2013 was $11,893. The Company recognized a tax benefit of approximately $3,618 during the three months ended March 31, 2013 related to these vested shares.

The Company recorded compensation expense of $2,588 and $2,534 related to restricted stock awards during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, the remaining unrecognized compensation expense related to restricted stock awards was $20,949 and the weighted average period over which this remaining compensation expense will be recognized is approximately two years.

Restricted Stock Units – During the three months ended March 31, 2013, the Company granted restricted stock units representing 115,107 hypothetical shares of common stock to employees of the Company. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the three fiscal year period ending December 31, 2015 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments as defined in the restricted stock unit award agreement. The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity. If the IRR for the three year period is at least 8.5%, which is the threshold, one-third of the restricted stock units vest. If the IRR for the three year period is at least 10.5%, which is the target, two-thirds of the restricted stock units vest. If the IRR for the three year period is at least 12.5%, which is the maximum, 100% of the restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. All payouts of restricted stock units that vest will be subject to an additional one year service requirement and will be paid in the form of common stock if the participant continues to provide services through March 2017, which is the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards vest.

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the three months ended March 31, 2013 at each of the three target levels of financial performance (excluding forfeiture assumptions):

	Number of
	Shares	Value at
	Vesting	Grant
at IRR of at least 8.5%	38,366	$1,129
at IRR of at least 10.5%	76,741	$2,259
at IRR of at least 12.5%	115,107	$3,389

Due to the fact that the IRR for the three year performance period could not be determined at the time of grant, the Company estimated that the most likely outcome is the achievement of the mid-point IRR level. The fair value of the restricted stock unit awards was determined based on the market value of the Company’s common stock on the date of grant, which was $29.44 per share. The Company assumed a forfeiture rate of 5% for the restricted stock unit awards. If during the service period, additional information becomes available to lead the Company to believe a different IRR level will be achieved for the three-year performance period, the Company will reassess the number of units that will vest for the grant and adjust its compensation expense accordingly on a prospective basis over the remaining service period.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

There were no forfeitures of restricted stock unit awards during the three months ended March 31, 2013. The Company recorded compensation expense of $862 and $781 related to restricted stock unit awards during the three months ended March 31, 2013 and 2012, respectively.

During the three months ended March 31, 2013, 279,697 restricted stock unit awards vested. Upon vesting, each restricted stock unit was converted into one share of the Company’s common stock. In addition, the Company paid approximately $889 in dividends on the vested restricted stock units, which represented dividends that had accumulated on the awards since they were granted in 2009. The fair value of the restricted stock unit awards that vested during the three months ended March 31, 2013 was approximately $8,234. The Company recognized a tax benefit of approximately $3,458 during the three months ended March 31, 2013 related to these vested awards.

As of March 31, 2013, the remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $6,202. The weighted average period over which this remaining compensation expense will be recognized is approximately two years. As of March 31, 2013, the Company had restricted stock units outstanding that represented a total of 830,081 hypothetical shares of common stock, assuming the maximum IRR level is achieved for each of the grants.

12. Interest Rate Swap Agreements

The Company is currently a party to three interest rate swap agreements that qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on the Company’s condensed consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive loss and the ineffective portion reported in earnings. The changes in fair values are reclassified from accumulated other comprehensive loss into earnings in the same period that the hedged items affect earnings. For the three months ended March 31, 2013 and 2012, the Company reclassified approximately $1,412 and $3,107, respectively, from accumulated other comprehensive loss into earnings.

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

Below is a summary of the Company’s current interest rate swap agreements designated as cash flow hedges as of March 31, 2013:

							Estimated
Nominal Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	Current Liability (1)	Long- Term Liability (2)	Total Fair Value at March 31, 2013
$ 175,000	December 2010	1.3975%	1-Month LIBOR	September 2015	1,915	2,575	4,490
$ 175,000	December 2010	1.4000%	1-Month LIBOR	September 2015	1,950	2,608	4,558
$ 100,000	November 2011	1.7150%	1-Month LIBOR	April 2016	1,434	2,506	3,940

$ 450,000					$5,299	$7,689	$12,988

(1)	Included in accounts payable and accrued expenses on the condensed consolidated balance sheet as of March 31, 2013.
(2)	Included in other long-term liabilities on the condensed consolidated balance sheet as of March 31, 2013.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company amortized approximately $988 to interest expense during the three months ended March 31, 2012 related to a previously terminated interest rate swap agreement. The accumulated other comprehensive loss related to the terminated interest rate swap agreement became fully amortized in August 2012. See Note 15 for additional information about the Company’s fair value measurements related to its interest rate swap agreements.

13. Goodwill and Other Intangible Assets

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2013 (1)	$956,997	$193,814	$1,150,811
Foreign currency translation adjustments	—	684	684

Balance at March 31, 2013 (1)	$956,997	$194,498	$1,151,495

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.

The Company evaluates goodwill for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill might exceed its estimated fair value. The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. The Company considers the reporting unit to be each of its sixteen regions in the U.S. and each of its eight countries internationally (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are considered one reporting unit). Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds the estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was seven and a half times for the evaluation performed during the fourth quarter of 2012.

No events or changes in circumstances occurred during the three months ended March 31, 2013 that indicated the carrying value of goodwill might exceed its estimated fair value.

Intangible assets consisted of the following:

	January 1, 2013	Amortization	Other (1)	March 31, 2013
Intangible assets with finite lives:
Gross carrying amount	$71,921	$—	$(1,175)	$70,746
Accumulated amortization	(51,354)	(1,048)	810	(51,592)

Total net intangible assets with finite lives	$20,567	$(1,048)	$(365)	$19,154
Intangible assets with indefinite lives:
Tradename	310,174	—	386	310,560

Total intangible assets — net	$330,741	$(1,048)	$21	$329,714

(1)	Consists primarily of foreign currency translation adjustments.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Estimated aggregate future amortization expense for intangible assets is as follows:

For the nine months ended December 31, 2013	$3,150
For the twelve months ended December 31, 2014	3,644
For the twelve months ended December 31, 2015	3,351
For the twelve months ended December 31, 2016	3,128
For the twelve months ended December 31, 2017	2,498
Thereafter	3,383

Total	$19,154

14. Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of approximately twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the three months ended March 31, 2013 and 2012. As of March 31, 2013, the estimated aggregate fair value of the long-lived assets impaired during the three months ended March 31, 2013 was $794.

The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

	Three Months Ended
	March 31,
	2013	2012
United States theatre properties	$119	$66
International theatre properties	725	119

Subtotal	$844	$185
Intangible assets	—	—

Impairment of long-lived assets	$844	$185

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

Level 2 – other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

Level 3 – unobservable and should be used to measure fair value to the extent that observable inputs are not available.

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of March 31, 2013:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities – current (see Note 12)	$(5,299)	$—	$—	$(5,299)
Interest rate swap liabilities – long term (see Note 12)	$(7,689)	$—	$—	$(7,689)
Investment in RealD (see Note 10)	$15,896	$15,896	$—	$—

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of December 31, 2012:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities – current (see Note 12)	$(5,503)	$—	$—	$(5,503)
Interest rate swap liabilities – long term (see Note 12)	$(8,689)	$—	$—	$(8,689)
Investment in RealD (see Note 10)	$13,707	$13,707	$—	$—

Below is a reconciliation of the beginning and ending balance for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Liabilities
	2013	2012
Beginning balances - January 1	$14,192	$16,576

Total gain included in accumulated other comprehensive loss	(1,204)	(1,085)
Total gain included in earnings	—	(268)

Ending balances – March 31	$12,988	$15,223

The Company also uses fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 13 and Note 14). There were no changes in valuation techniques during the period. There were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2013.

16. Foreign Currency Translation

The accumulated other comprehensive loss account in stockholders’ equity of $37,698 and $34,024 at December 31, 2012 and March 31, 2013, respectively, includes cumulative foreign currency adjustments of $31,331 and $29,789, respectively, from translating the financial statements of the Company’s international subsidiaries, and also includes the change in fair values of the Company’s interest rate swap agreements that are designated as hedges and the change in fair value of the Company’s available-for-sale securities.

All foreign countries where the Company has operations are non-highly inflationary and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of the impact of translating the March 31, 2013 financial statements of certain of the Company’s international subsidiaries:

	Exchange Rate as of		Total Assets at	Other Comprehensive Income (Loss) For The Three Months Ended
Country	March 31, 2013	December 31, 2012	March 31, 2013	March 31, 2013
Brazil	2.03	2.05	$334,374	$2,860
Mexico	12.33	13.02	$118,434	4,821
Argentina	5.14	4.91	$129,019	(4,294)
Colombia	1,832.20	1,768.23	$46,193	(1,244)
Peru	2.65	2.56	$38,223	(1,252)
All other				651

				$1,542

17. Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2013	2012
Cash paid for interest	$11,019	$15,876
Cash paid for income taxes, net of refunds received	$16,692	$4,045
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$(2,050)	$(9,711)
Theatre properties acquired under capital lease	$6,985	$3,569
Change in fair market values of interest rate swap agreements, net of taxes	$776	$978
Investment in NCM – receipt of common units (see Note 8)	$8,869	$9,137
Dividends accrued on unvested restricted stock unit awards	$(177)	$(159)
Change in fair market value of available-for-sale securities, net of taxes (see Note 10)	$1,356	$4,249

(1)	Additions to theatre properties and equipment included in accounts payable as of December 31, 2012 and March 31, 2013 were $4,685 and $6,735, respectively.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended March 31,
	2013	2012
Revenues
U.S.	$366,363	$411,225
International	184,193	169,875
Eliminations	(2,783)	(2,282)

Total revenues	$547,773	$578,818

Adjusted EBITDA
U.S.	$80,078	$104,293
International	36,178	36,035

Total Adjusted EBITDA	$116,256	$140,328

Capital expenditures
U.S.	$6,156	$19,694
International	30,733	27,290

Total capital expenditures	$36,889	$46,984

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended March 31,
	2013	2012
Net income	$33,062	$42,876
Add (deduct):
Income taxes	10,618	27,932
Interest expense (1)	32,606	32,133
Other income (2)	(4,554)	(5,422)
Depreciation and amortization(3)	39,032	36,816
Impairment of long-lived assets	844	185
(Gain) loss on sale of assets and other	(342)	836
Deferred lease expenses	890	1,123
Amortization of long-term prepaid rents	650	534
Share based awards compensation expense	3,450	3,315

Adjusted EBITDA	$116,256	$140,328

(1)	Includes amortization of debt issue costs.
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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended March 31,
Revenues	2013	2012
U.S.	$366,363	$411,225
Brazil	82,117	78,398
Other international countries	102,076	91,477
Eliminations	(2,783)	(2,282)

Total	$547,773	$578,818

Theatre Properties and Equipment-net	March 31, 2013	December 31, 2012
U.S.	$925,482	$940,922
Brazil	205,652	190,990
Other international countries	173,505	173,046

Total	$1,304,639	$1,304,958

19. Related Party Transactions

The Company manages theatres for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is the Company’s Chairman of the Board and directly and indirectly owns approximately 9% of the Company’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $118 and $124 of management fee revenues during the three months ended March 31, 2013 and 2012, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company leases 18 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of the Company’s directors and is an officer of the general partner of Syufy. Of these 19 leases, 16 have fixed minimum annual rent. The three leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. For the three months ended March 31, 2013 and 2012, the Company paid total rent of approximately $5,809 and $4,425, respectively, to Syufy.

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

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Mexico, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. As of March 31, 2013, we managed our business under two reportable operating segments — U.S. markets and international markets. See Note 18 to our condensed consolidated financial statements.

We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing promotions, meeting rentals and electronic video games located in some of our theatres. Our contracts with NCM have assisted us in expanding our offerings to domestic advertisers and broadening ancillary revenue sources such as digital video monitor advertising, third party branding, and the use of our domestic theatres for alternative entertainment, such as live and pre-recorded sports programs, concert events, the opera, and other special presentations. Our revenues are affected by changes in attendance and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. Films leading the box office during the three months ended March 31, 2013 included Oz: The Great and Powerful, Identity Thief, Silver Linings Playbook, Zero Dark Thirty, G.I. Joe: Retaliation, The Croods and Django Unchained, among other films. Films currently scheduled for release during the remainder of 2013 include sequels such as The Hunger Games: Catching Fire, The Hobbit: The Desolation of Smaug, Iron Man 3, The Hangover 3, Monsters University, Despicable Me 2, Star Trek Into Darkness and Fast & Furious 6 and highly anticipated original titles such as Man of Steel, Oblivion, Pacific Rim, Frozen, Lone Ranger and World War Z, among other films.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating data and the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income:

	Three Months Ended
Operating data (in millions):	March 31,
	2013	2012
Revenues
Admissions	$349.4	$373.8
Concession	172.4	179.8
Other	26.0	25.2

Total revenues	$547.8	$578.8
Cost of operations
Film rentals and advertising	180.0	195.4
Concession supplies	28.0	28.5
Salaries and wages	58.5	58.5
Facility lease expense	69.6	68.5
Utilities and other	68.8	66.5
General and administrative expenses	37.8	34.1
Depreciation and amortization	39.0	36.8
Impairment of long-lived assets	0.8	0.2
(Gain) loss on sale of assets and other	(0.3)	0.8

Total cost of operations	482.2	489.3

Operating income	$65.6	$89.5

Operating data as a percentage of total revenues:
Revenues
Admissions	63.8%	64.6%
Concession	31.5%	31.1%
Other	4.7%	4.3%

Total revenues	100.0%	100.0%

Cost of operations (1)
Film rentals and advertising	51.5%	52.3%
Concession supplies	16.2%	15.9%
Salaries and wages	10.7%	10.1%
Facility lease expense	12.7%	11.8%
Utilities and other	12.6%	11.5%
General and administrative expenses	6.9%	5.9%
Depreciation and amortization	7.1%	6.4%
Impairment of long-lived assets	0.1%	0.0%
(Gain) loss on sale of assets and other	(0.1)%	0.1%
Total cost of operations	88.0%	84.5%
Operating income	12.0%	15.5%

Average screen count (month end average)	5,249	5,169

Revenues per average screen (dollars)	$104,368	$112,011

(1)

All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended March 31, 2013 versus March 31, 2012

Revenues. Total revenues decreased $31.0 million to $547.8 million for the three months ended March 31, 2013 (“first quarter of 2013”) from $578.8 million for the three months ended March 31, 2012 (“first quarter of 2012”), representing a 5.4% decrease. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31,			March 31,			March 31,
			%			%			%
	2013	2012	Change	2013	2012	Change	2013	2012	Change
Admissions revenues(1)	$234.6	$266.6	(12.0)%	$114.8	$107.2	7.1%	$349.4	$373.8	(6.5)%
Concession revenues(1)	$118.0	$131.3	(10.1)%	$54.4	$48.5	12.2%	$172.4	$179.8	(4.1)%
Other revenues(1)(2)	$11.0	$11.1	(0.9)%	$15.0	$14.1	6.4%	$26.0	$25.2	3.2%
Total revenues (1)(2)	$363.6	$409.0	(11.1)%	$184.2	$169.8	8.5%	$547.8	$578.8	(5.4)%
Attendance(1)	34.7	39.8	(12.8)%	22.7	21.7	4.6%	57.4	61.5	(6.7)%

(1)	Amounts in millions.
(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 18 of our condensed consolidated financial statements.

•

U.S. The decrease in admissions revenues of $32.0 million was attributable to a 12.8% decrease in attendance partially offset by a 0.9% increase in average ticket price from $6.70 for the first quarter of 2012 to $6.76 for the first quarter of 2013. The decrease in concession revenues of $13.3 million was attributable to the 12.8% decrease in attendance partially offset by a 3.0% increase in concession revenues per patron from $3.30 for the first quarter of 2012 to $3.40 for the first quarter of 2013. The decrease in attendance was primarily due to fewer blockbuster films released during the first quarter of 2013 compared to the films released during the first quarter of 2012, which included The Hunger Games and Dr. Seuss’ The Lorax. The increase in concession revenues per patron was primarily due to incremental sales and price increases.

•

International. The increase in admissions revenues of $7.6 million was attributable to a 4.6% increase in attendance and a 2.4% increase in average ticket price from $4.94 for the first quarter of 2012 to $5.06 for the first quarter of 2013. The increase in concession revenues of $5.9 million was attributable to the 4.6% increase in attendance and a 7.1% increase in concession revenues per patron from $2.24 for the first quarter of 2012 to $2.40 for the first quarter of 2013. The increase in attendance was primarily due to new theatres. The increase in average ticket price was primarily due to price increases. The increase in concession revenues per patron was primarily due to incremental sales and price increases.

Cost of Operations. The table below summarizes certain of our year-over-year theatre operating costs by reportable operating segment (in millions).

	U.S. Operating Segment		International Operating Segment		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012	2013	2012
Film rentals and advertising	$124.6	$144.1	$55.4	$51.3	$180.0	$195.4
Concession supplies	15.8	16.9	12.2	11.6	28.0	28.5
Salaries and wages	39.7	41.6	18.8	16.9	58.5	58.5
Facility lease expense	46.9	47.7	22.7	20.8	69.6	68.5
Utilities and other	42.8	44.3	26.0	22.2	68.8	66.5

•

U.S. Film rentals and advertising costs were $124.6 million, or 53.1% of admissions revenues, for the first quarter of 2013 compared to $144.1 million, or 54.1% of admissions revenues, for the first quarter of 2012. The decrease in film rentals and advertising costs of $19.5 million was due to the $32.0 million decrease in admissions revenues and a decrease in the film rentals and advertising rate. The decrease in the film rentals and advertising rate was primarily due to fewer blockbuster films released during the first quarter of 2013 compared to the first quarter of 2012. Concession supplies expense was $15.8 million, or 13.4% of concession revenues, for the first quarter of 2013 compared to $16.9 million, or 12.9% of concession revenues, for the first quarter of 2012. The increase in the concession supplies rate was primarily due to increases in inventory procurement costs.

Salaries and wages decreased to $39.7 million for the first quarter of 2013 from $41.6 million for the first quarter of 2012 primarily due to decreased staffing levels related to the 12.8% decrease in attendance. Facility lease expense decreased to $46.9 million for the first quarter of 2013 from $47.7 million for the first quarter of 2012 primarily due to a decrease in percentage rent expense. Utilities and other costs decreased to $42.8 million for the first quarter of 2013 from $44.3 million for the first quarter of 2012 primarily due to decreases in utility costs, property taxes and 3D equipment rental fees, partially offset by increased security expenses.

•

International. Film rentals and advertising costs were $55.4 million, or 48.3% of admissions revenues, for the first quarter of 2013 compared to $51.3 million, or 47.9% of admissions revenues, for the first quarter of 2012. Concession supplies expense was $12.2 million, or 22.4% of concession revenues, for the first quarter of 2013 compared to $11.6 million, or 23.9% of concession revenues, for the first quarter of 2012. The decrease in the concession supplies rate is due to the mix of products sold during the first quarter of 2013 compared to the first quarter of 2012 and the impact of concession price increases.

Salaries and wages increased to $18.8 million for the first quarter of 2013 from $16.9 million for the first quarter of 2012 primarily due to increased wage rates and new theatres. Facility lease expense increased to $22.7 million for the first quarter of 2013 from $20.8 million for the first quarter of 2012 primarily due to increased percentage rent expense. Utilities and other costs increased to $26.0 million for the first quarter of 2013 from $22.2 million for the first quarter of 2012 primarily due to increased property taxes and travel expenses.

General and Administrative Expenses. General and administrative expenses increased to $37.8 million for the first quarter of 2013 from $34.1 million for the first quarter of 2012. The increase was primarily due to increased salaries and incentive compensation expense of approximately $1.8 million and increased professional fees of approximately $1.5 million, which was primarily related to the Rave Acquisition (see Note 6 to the condensed consolidated financial statements.)

Depreciation and Amortization. Depreciation and amortization expense was $39.0 million during the first quarter of 2013 compared to $36.8 million during the first quarter of 2012. The increase was primarily due to new theatres.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $0.8 million during the first quarter of 2013 compared to $0.2 million during the first quarter of 2012. Impairment charges for the first quarter of 2013 consisted of U.S. and international theatre properties, impacting three of our twenty-four reporting units. Impairment charges for the first quarter of 2012 consisted of U.S. and international theatre properties, impacting four of our twenty-four reporting units. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 14 to our condensed consolidated financial statements.

(Gain) Loss on Sale of Assets and Other. We recorded a gain on sale of assets and other of $0.3 million during the first quarter of 2013 compared to a loss of $0.8 million during the first quarter of 2012.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $32.6 million during the first quarter of 2013 compared to $32.1 million during the first quarter of 2012. The increase was primarily due to the issuance of senior notes in December of 2012 partially offset by the lower senior secured credit facility level and the expiration of two interest rate swap agreements. See Note 5 to our condensed consolidated financial statements for further discussion of our recent long-term debt activity.

Distributions from NCM. We recorded distributions from NCM of $6.1 million during the first quarter of 2013 compared to $8.0 million during the first quarter of 2012, which were in excess of the carrying value of our Tranche 1 investment. See Note 8 to our condensed consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $2.4 million during the first quarter of 2013 compared to $1.8 million during the first quarter of 2012. The equity in income of affiliates recorded during the first quarter of 2013 primarily consisted of income of approximately $1.5 million related to our equity investment in DCIP (see Note 9 to our condensed consolidated financial statements) and income of approximately $0.9 million related to our equity investment in NCM (see Note 8 to our condensed consolidated financial statements). The equity in income of affiliates recorded during the first quarter of 2012 primarily consisted of income of approximately $1.1 million related to our equity investment in DCIP and income of approximately $0.7 million related to our equity investment in NCM.

Income Taxes. Income tax expense of $10.6 million was recorded for the first quarter of 2013 compared to $27.9 million for the first quarter of 2012. The effective tax rate was approximately 24.3% for the first quarter of 2013 compared to 39.4% for the first quarter of 2012. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate. The effective tax rate for the three months ended March 31, 2013 reflects the impact of items related to our Mexico subsidiaries.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, a majority of our theatres provide the patron a choice of using a credit card or debit card in place of cash. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities was $42.6 million for the three months ended March 31, 2013 compared to $97.7 million for the three months ended March 31, 2012. The decrease in cash provided by operating activities was primarily due to a higher level of accounts payable and accrued expense payments made during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Revenues generated during the latter part of 2012 were significantly higher than the latter part of 2011, resulting in higher levels of accounts payable and accrued expenses at December 31, 2012 compared to December 31, 2011.

Investing Activities

Our investing activities have been principally related to the development and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $31.2 million for the three months ended March 31, 2013 compared to $61.3 million for the three months ended March 31, 2012. The decrease in cash used for investing activities was primarily due to the acquisition of a theatre in the U.S. in the first quarter of 2012 for approximately $14.1 million and decreased capital expenditures.

Capital expenditures for the three months ended March 31, 2013 and 2012 were as follows (in millions):

Period	New Theatres	Existing Theatres	Total
Three Months Ended March 31, 2013	$15.9	$21.0	$36.9
Three Months Ended March 31, 2012	$18.4	$28.6	$47.0

During November 2012, we entered into an asset purchase agreement with Rave Real Property Holdco, LLC and certain of its subsidiaries, Rave Cinemas, LLC and RC Processing, LLC (collectively “Rave”), pursuant to which we will acquire 32 theatres with 483 screens located in 12 states. The estimated purchase price is approximately $240.0 million. The purchase price, the amount of which is subject to certain closing date adjustments, will consist of cash consideration and the assumption of certain liabilities. The transaction is expected to close during the second quarter of 2013, subject to the satisfaction of customary closing conditions for transactions of this type, including Department of Justice or Federal Trade Commission antitrust approval. We plan to use existing cash to fund the Rave acquisition.

We continue to invest in our U.S. theatre circuit, which consisted of 3,916 screens at March 31, 2013. At March 31, 2013, we had signed commitments to open ten new theatres with 119 screens in domestic markets during the remainder of 2013 and open six new theatres with 74 screens subsequent to 2013. We estimate the remaining capital expenditures for the development of these 193 domestic screens will be approximately $119 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

We also continue to invest in our international theatre circuit. We built two new theatres and 19 screens during the three months ended March 31, 2013, bringing our total international screen count to 1,343 as of March 31, 2013. At March 31, 2013, we had signed commitments to open 12 new theatres with 76 screens in international markets during the remainder of 2013 and open three new theatres with 23 screens subsequent to 2013. We estimate the remaining capital expenditures for the development of these 99 international screens will be approximately $88 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

We plan to fund capital expenditures for our continued development with cash flow from operations, borrowings under our senior secured credit facility, and proceeds from debt issuances, sale leaseback transactions and/or sales of excess real estate.

Financing Activities

Cash used for financing activities was $29.1 million for the three months ended March 31, 2013 compared to $32.2 million for the three months ended March 31, 2012.

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

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of March 31, 2013 (in millions):

Cinemark, USA, Inc. term loan	$698.3
Cinemark USA, Inc. 8.625% senior notes due 2019 (1)	461.7
Cinemark USA, Inc. 5.125% senior subordinated notes due 2022	400.0
Cinemark USA, Inc. 7.375% senior subordinated notes due 2021	200.0
Hoyts General Cinema (Argentina) bank loan due 2013	1.8

Total long-term debt	$1,761.8
Less current portion	8.8

Long-term debt, less current portion	$1,753.0

(1)	Includes the $470.0 million aggregate principal amount of the 8.625% senior notes before the original issue discount, which was $8.3 million as of March 31, 2013.

As of March 31, 2013, we had $100.0 million in available borrowing capacity on our revolving credit line.

Amended Senior Secured Credit Facility

On December 18, 2012, Cinemark USA, Inc. amended and restated its senior secured credit facility to include a seven year $700.0 million term loan and a five year $100.0 million revolving credit line, referred to herein as the Amended Senior Secured Credit Facility. The proceeds from the Amended Senior Secured Credit Facility, combined with a portion of the proceeds from the 5.125% Senior Notes discussed below, were used to refinance Cinemark USA, Inc.’s former senior secured credit facility. The term loan under the Amended Senior Secured Credit Facility matures in December 2019. The revolving credit line matures in December 2017. Quarterly principal payments in the amount of $1.75 million are due on the term loan through September 2019 with the remaining principal of $652.8 million due on December 18, 2019.

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

The dividend restriction contained in the Amended Senior Secured Credit Facility prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Amended Senior Secured Credit Facility; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Amended Senior Secured Credit Facility, and (c) certain other defined amounts. As of March 31, 2013, Cinemark USA, Inc. could have distributed up to approximately $1,413.5 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the Amended Senior Secured Credit Facility, subject to its available cash and other borrowing restrictions outlined in the agreement.

At March 31, 2013, there was $698.3 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $100.0 million in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the Amended Senior Secured Credit Facility at March 31, 2013 was approximately 4.0% per annum.

Cinemark USA, Inc. 5.125% Senior Notes

On December 18, 2012, Cinemark USA, Inc. issued $400.0 million aggregate principal amount of 5.125% senior notes due 2022, at par value, referred to herein as the 5.125% Senior Notes. A portion of the proceeds were used to refinance a portion of the former senior secured credit facility and the remainder is expected to be used to fund the purchase price for the Rave Acquisition (see Note 6 to the condensed consolidated financial statements) and for general corporate purposes. Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year, beginning June 15, 2013. The senior notes mature on December 15, 2022.

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

The indenture to the 5.125% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of

March 31, 2013, Cinemark USA, Inc. could have distributed up to approximately $1,146.8 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control of Cinemark Holdings, Inc. or Cinemark USA, Inc., Cinemark USA, Inc. would be required to make an offer to repurchase the 5.125% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 5.125% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of March 31, 2013 was approximately 5.3 to 1.

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

On April 16, 2013, Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the Securities and Exchange Commission, or the Commission, pursuant to which the Company will offer to exchange the 5.125% Senior Notes for substantially identical notes registered under the Securities Act of 1933, as amended, that will not contain terms restricting the transfer thereof or providing for registration rights. Cinemark USA, Inc. will use its commercially reasonable best efforts to have the registration statement declared effective by the Commission on or prior to 210 days from the issuance date, or the Effective Date. Cinemark USA, Inc. will use its commercially reasonable best efforts to issue on the earliest practicable date after the Effective Date, but not later than 30 days thereafter, exchange registered 5.125% Senior Notes in exchange for all 5.125% Senior Notes tendered prior thereto in the exchange offer. If Cinemark USA, Inc. is obligated to file a shelf registration statement, Cinemark USA, Inc. will use its commercially reasonable best efforts to file the shelf registration statement with the Commission on or prior to 30 days after such filing obligation arises (and in any event within 240 days after the closing of the 5.125% Senior Notes offering) and to cause the shelf registration statement to be declared effective by the Commission on or prior to 210 days after such obligation arises. Cinemark USA, Inc. will use its commercially reasonable best efforts to keep the shelf registration statement effective for a period of one year after the closing of the 5.125% Senior Notes offering, subject to certain exceptions. If (a) such registration statement is not declared effective by the Commission on or prior to the date specified for such effectiveness, (b) if Cinemark USA, Inc. fails to consummate the exchange offer within 30 business days of the Effective Date with respect to the exchange offer registration statement or (c) if the date the shelf registration statement is declared effective by the Commission or the exchange offer registration statement thereafter ceases to be effective or usable during the periods specified in the registration rights agreement without being succeeded within two business days by a post-effective amendment to such registration statement that cures such failure and that is itself immediately declared effective (each such event a “Registration Default”), Cinemark USA, Inc. will pay additional interest to each holder of the 5.125% Senior Notes. Such additional interest, with respect to the first 90-day period immediately following the occurrence of any such Registration Default, shall equal an increase in the annual interest rate on the notes by 0.5% per annum. The amount of the additional interest will increase by an additional 0.5% per annum with respect to each subsequent 90-day period relating to such Registration Default until all Registration Defaults have been cured, up to a maximum amount of additional interest for all Registration Defaults of 1.0% per annum. The 5.125% Senior Notes will not accrue additional interest from and after the second anniversary of the closing of the 5.125% Senior Notes offering even if Cinemark USA, Inc. is not in compliance with its obligations under the registration rights agreement. The receipt of additional interest shall be the sole remedy available to holders of 5.125% Senior Notes as a result of one or more Registration Defaults. Following the cure of all Registration Defaults, the accrual of additional interest will cease.

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

The indenture to the Senior Subordinated Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of March 31, 2013, Cinemark USA, Inc. could have distributed up to approximately $1,135.3 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 7.375% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture, Cinemark USA, Inc. would be required to make an offer to repurchase the senior subordinated notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the Senior Subordinated Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1, and our actual ratio as of March 31, 2013 was approximately 5.2 to 1.

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

Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the Securities and Exchange Commission (the “Commission”) on July 27, 2011 pursuant to which Cinemark USA, Inc. offered to exchange the Senior Subordinated Notes for substantially similar registered Senior Subordinated Notes. The registration statement became effective August 4, 2011, and approximately $199.5 million of the notes were exchanged on September 7, 2011. The registered Senior Subordinated Notes, issued in the exchange, do not have transfer restrictions. Approximately $0.5 million of the notes were not exchanged as of March 31, 2013.

Cinemark USA, Inc. 8.625% Senior Notes

On June 29, 2009, Cinemark USA, Inc. issued $470.0 million aggregate principal amount of 8.625% senior notes due 2019, referred to herein as the 8.625% Senior Notes, with an original issue discount of $11.5 million, resulting in proceeds of approximately $458.5 million. The proceeds were primarily used to fund the repurchase of the then remaining outstanding $419.4 million aggregate principal amount at maturity of Cinemark, Inc.’s 9.75% senior discount notes. Interest on the 8.625% Senior Notes is payable on June 15 and December 15 of each year. The 8.625% Senior Notes mature on June 15, 2019. The original issue discount is being amortized on the effective interest method over the term of the 8.625% Senior Notes. As of March 31, 2013, the carrying value of the 8.625% Senior Notes was $461.7 million.

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

The indenture to the 8.625% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) consummate specified asset sales, (2) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (3) incur additional indebtedness and issue preferred stock, (4) enter into transactions with affiliates, (5) enter new lines of business, (6) merge or consolidate with, or sell all or substantially all of its assets to, another person and (7) create liens. As of March 31, 2013, Cinemark USA, Inc. could have distributed up to approximately $1,079.5 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 8.625% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control of Cinemark Holdings, Inc. or Cinemark USA, Inc., Cinemark USA, Inc. would be required to make an offer to repurchase the 8.625% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. Certain asset dispositions are considered triggering events that may require Cinemark USA, Inc. to use the proceeds from those asset dispositions to make an offer to purchase the notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase if such proceeds are not otherwise used within 365 days as described in the indenture. The indenture governing the 8.625% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of March 31, 2013 was approximately 5.2 to 1.

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

Covenant Compliance

As of March 31, 2013, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

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

Interest Rate Risk

We are currently party to variable rate debt facilities. An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt facilities. At March 31, 2013, there was an aggregate of approximately $248.3 million of variable rate debt outstanding under these facilities, which excludes $450.0 million of Cinemark USA, Inc.’s term loan debt that is hedged with the Company’s interest rate swap agreements in effect as of March 31, 2013 as discussed below. Based on the interest rates in effect on the variable rate debt outstanding at March 31, 2013, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $2.5 million.

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

Below is a summary of our interest rate swap agreements as of March 31, 2013:

Nominal Amount (in millions)	Effective Date	Pay Rate	Receive Rate	Expiration Date
$175.0	December 2010	1.3975%	1-month LIBOR	September 2015
$175.0	December 2010	1.4000%	1-month LIBOR	September 2015
$100.0	November 2011	1.7150%	1-month LIBOR	April 2016

$450.0

The table below provides information about our fixed rate and variable rate long-term debt agreements as of March 31, 2013:

	Expected Maturity for the Twelve-Month Periods Ending March 31,								Average
	(in millions)								Interest
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value	Rate
Fixed rate (1)(2)	$1.8	$—	$—	$—	$—	$1,520.0	$1,521.8	$1,599.0	6.3%
Variable rate	7.0	7.0	7.0	7.0	7.0	213.3	248.3	250.4	3.2%

Total debt	$8.8	$7.0	$7.0	$7.0	$7.0	$1,733.3	$1,770.1	$1,849.4

(1)	Includes $450.0 million of the Cinemark USA, Inc. term loan, which represents the debt hedged with the Company’s interest rate swap agreements in effect as of March 31, 2013 discussed above.
(2)	Includes the 8.625% senior notes in the aggregate principal amount of $470.0 million, excluding the discount of $8.3 million.

Foreign Currency Exchange Rate Risk

We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and construction interior finish items and other operating supplies used by our international subsidiaries. A majority of the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. Generally accepted accounting principles in the U.S. (“U.S. GAAP”) require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our equity ownership in our international subsidiaries as of March 31, 2013, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed would decrease the aggregate net book value of our investments in our international subsidiaries by approximately $51.4 million and would decrease the aggregate net income of our international subsidiaries for the three months ended March 31, 2013 by approximately $1.3 million.

Item 4.	Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2013, we carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes from legal proceedings previously reported under “Business – Legal Proceedings” in the Company’s Annual Report on Form 10-K filed February 28, 2013.

Item 1A.	Risk Factors

There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Company’s Annual Report on Form 10-K filed February 28, 2013.

Item 6.	Exhibits

*31.1	Certification of Tim Warner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Tim Warner, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Financial Statements from the quarterly report on Form 10-Q of Cinemark Holdings, Inc. for the quarter ended March 31, 2013, filed May 7, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK HOLDINGS, INC.
Registrant

DATE: May 7, 2013

/s/ Tim Warner
Tim Warner
Chief Executive Officer

/s/ Robert Copple
Robert Copple
Chief Financial Officer

EXHIBIT INDEX

*31.1	Certification of Tim Warner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Tim Warner, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the quarterly report on Form 10-Q of Cinemark Holdings, Inc. for the quarter ended March 31, 2013, filed May 7, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.