Form 10-Q
period 2013-06-30
Cinemark Holdings, Inc.
filed 2013-08-06
CIK 1385280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, 115,347,919 shares of common stock were issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data, unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$515,474	$742,664
Inventories	13,075	12,571
Accounts receivable	83,426	57,122
Current income tax receivable	1,049	7,129
Current deferred tax asset	17,002	14,397
Prepaid expenses and other	11,687	11,278

Total current assets	641,713	845,161

Theatre properties and equipment	2,420,892	2,284,129
Less accumulated depreciation and amortization	1,024,981	979,171

Theatre properties and equipment, net	1,395,911	1,304,958
Other assets
Goodwill	1,342,682	1,150,811
Intangible assets - net	371,512	330,741
Investment in NCM	176,702	78,123
Investment in DCIP	26,952	23,012
Investment in marketable securities - RealD	16,997	13,707
Investments in and advances to affiliates	4,241	1,482
Long-term deferred tax asset	13,169	13,187
Deferred charges and other assets - net	121,738	102,044

Total other assets	2,073,993	1,713,107

Total assets	$4,111,617	$3,863,226

Liabilities and equity
Current liabilities
Current portion of long-term debt	$8,151	$9,546
Current portion of capital lease obligations	14,269	11,064
Current income tax payable	23,701	8,891
Current liability for uncertain tax positions	5,707	14,900
Accounts payable and accrued expenses	333,681	293,803

Total current liabilities	385,509	338,204
Long-term liabilities
Long-term debt, less current portion	1,819,500	1,754,464
Capital lease obligations, less current portion	213,761	139,107
Long-term deferred tax liability	140,105	177,960
Long-term liability for uncertain tax positions	18,808	19,575
Deferred lease expenses	40,329	38,297
Deferred revenue - NCM	337,764	241,305
Other long-term liabilities	82,101	59,330

Total long-term liabilities	2,652,368	2,430,038
Commitments and contingencies (see Note 20)
Equity
Cinemark Holdings, Inc.’s stockholders’ equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 118,997,209 shares issued and 115,313,546 shares outstanding at June 30, 2013 and 118,502,752 shares issued and 114,949,667 shares outstanding at December 31, 2012	119	118
Additional paid-in-capital	1,074,350	1,064,016
Treasury stock, 3,683,663 and 3,553,085 shares, at cost, at June 30, 2013 and December 31, 2012, respectively	(51,946)	(48,482)
Retained earnings	110,296	106,111
Accumulated other comprehensive loss	(70,739)	(37,698)

Total Cinemark Holdings, Inc.’s stockholders’ equity	1,062,080	1,084,065
Noncontrolling interests	11,660	10,919

Total equity	1,073,740	1,094,984

Total liabilities and equity	$4,111,617	$3,863,226

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues
Admissions	$464,483	$418,073	$813,897	$791,866
Concession	228,746	201,414	401,142	381,234
Other	32,393	30,119	58,356	55,324

Total revenues	725,622	649,606	1,273,395	1,228,424
Cost of operations
Film rentals and advertising	257,435	227,301	437,427	422,716
Concession supplies	37,021	31,787	65,021	60,238
Salaries and wages	67,085	62,349	125,554	120,841
Facility lease expense	76,124	71,614	145,742	140,176
Utilities and other	76,360	69,574	145,112	136,083
General and administrative expenses	40,546	35,951	78,325	70,015
Depreciation and amortization	38,734	36,341	77,766	73,157
Impairment of long-lived assets	1,101	311	1,945	496
(Gain) loss on sale of assets and other	(2,801)	469	(3,143)	1,305

Total cost of operations	591,605	535,697	1,073,749	1,025,027

Operating income	134,017	113,909	199,646	203,397
Other income (expense)
Interest expense	(34,458)	(31,375)	(67,064)	(63,508)
Interest income	594	493	1,397	2,260
Foreign currency exchange gain (loss)	(1,670)	(1,418)	(340)	447
Loss on early retirement of debt	(72,302)	—	(72,302)	—
Distributions from NCM	1,693	386	7,796	8,417
Equity in income of affiliates	1,685	988	4,106	2,778

Total other expense	(104,458)	(30,926)	(126,407)	(49,606)

Income before income taxes	29,559	82,983	73,239	153,791
Income taxes	8,722	30,844	19,340	58,776

Net income	$20,837	$52,139	$53,899	$95,015
Less: Net income attributable to noncontrolling interests	572	501	1,040	1,273

Net income attributable to Cinemark Holdings, Inc.	$20,265	$51,638	$52,859	$93,742

Weighted average shares outstanding
Basic	114,007	113,301	113,745	113,063

Diluted	114,387	113,737	114,210	113,568

Earnings per share attributable to Cinemark Holdings, Inc.’s common stockholders
Basic	$0.18	$0.45	$0.46	$0.82

Diluted	$0.18	$0.45	$0.46	$0.82

Dividends declared per common share	$0.21	$0.21	$0.42	$0.42

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$20,837	$52,139	$53,899	$95,015

Other comprehensive income (loss), net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes of $963, $399, $1,391 and $24	1,590	(666)	2,366	44
Unrealized gain due to fair value adjustments on available-for-sale securities, net of taxes of $415, $669, $1,249 and $3,219	685	1,116	2,041	5,365
Amortization of accumulated other comprehensive loss on terminated interest rate swap agreement	—	988	—	1,976
Other comprehensive income in equity method investments	1,678	—	1,678	—
Foreign currency translation adjustment	(40,827)	(39,239)	(39,241)	(23,440)

Total other comprehensive loss, net of tax	(36,874)	(37,801)	(33,156)	(16,055)

Total comprehensive income (loss), net of tax	(16,037)	14,338	20,743	78,960
Comprehensive income attributable to noncontrolling interests	(413)	(398)	(925)	(1,080)

Comprehensive income (loss) attributable to Cinemark Holdings, Inc.	$(16,450)	$13,940	$19,818	$77,880

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six months ended June 30,
	2013	2012
Operating activities
Net income	$53,899	$95,015

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	75,846	71,025
Amortization of intangible and other assets and favorable/unfavorable leases	1,920	2,132
Amortization of long-term prepaid rents	1,379	1,310
Amortization of debt issue costs	2,856	2,386
Amortization of deferred revenues, deferred lease incentives and other	(5,266)	(4,544)
Amortization of accumulated other comprehensive loss related to interest rate swap agreement	—	1,976
Fair value change in interest rate swap agreements not designated as hedges	—	(567)
Amortization of bond discount	482	456
Impairment of long-lived assets	1,945	496
Share based awards compensation expense	6,788	6,868
(Gain) loss on sale of assets and other	(3,143)	1,305
Write-off of unamortized debt discount and debt issue costs related to early retirement of debt	15,688	—
Deferred lease expenses	2,103	2,330
Deferred income tax expense	(43,081)	(3,993)
Equity in income of affiliates	(4,106)	(2,778)
Interest paid on redemption of senior notes	(8,054)	—
Distributions from equity investees	3,003	2,803
Changes in assets and liabilities	11,224	(844)

Net cash provided by operating activities	113,483	175,376
Investing activities
Additions to theatre properties and equipment	(90,388)	(93,587)
Proceeds from sale of theatre properties and equipment and other	18,478	667
Acquisitions of theatres in U.S.	(259,247)	(14,080)
Investment in DCIP and other	(3,264)	(406)

Net cash used for investing activities	(334,421)	(107,406)
Financing activities
Proceeds from stock option exercises	58	2
Payroll taxes paid as a result of restricted stock withholdings	(3,464)	(3,263)
Dividends paid to stockholders	(48,364)	(48,106)
Issuance of senior notes	530,000	—
Redemption of senior notes	(461,946)	—
Repayments of long-term debt	(4,736)	(6,052)
Payment of debt issue costs	(9,212)	—
Payments on capital leases	(5,374)	(4,598)
Other	3,305	231

Net cash provided by (used for) financing activities	267	(61,786)
Effect of exchange rate changes on cash and cash equivalents	(6,519)	(3,310)

Increase (decrease) in cash and cash equivalents	(227,190)	2,874
Cash and cash equivalents:
Beginning of period	742,664	521,408

End of period	$515,474	$524,282

Supplemental information (see Note 17)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

1. The Company and Basis of Presentation

Cinemark Holdings, Inc. and subsidiaries (the “Company”) is a leader in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Brazil, Mexico, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. The Company also managed additional theatres in the U.S., Brazil, and Colombia during the six months ended June 30, 2013.

The accompanying condensed consolidated balance sheet as of December 31, 2012, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. Majority-owned subsidiaries that the Company has control of are consolidated while those affiliates of which the Company owns between 20% and 50% and does not control are accounted for under the equity method. Those affiliates of which the Company owns less than 20% are generally accounted for under the cost method, unless the Company is deemed to have the ability to exercise significant influence over the affiliate, in which case the Company would account for its investment under the equity method. The results of these subsidiaries and affiliates are included in the condensed consolidated financial statements effective with their formation or from their dates of acquisition. Intercompany balances and transactions are eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2012, included in the Annual Report on Form 10-K filed February 28, 2013 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results to be achieved for the full year.

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

During February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 amended existing guidance by requiring additional disclosure either on the face of the income statement or in the notes to the financial statements of significant amounts reclassified out of accumulated other comprehensive income. ASU 2013-02 requires prospective adoption and affects financial statement disclosures only. For public entities, the new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a significant impact on our condensed consolidated financial statements. See Note 12 for changes in accumulated comprehensive loss, including amounts reclassified out of accumulated other comprehensive loss, for the six months ended June 30, 2013.

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

The following table presents computations of basic and diluted earnings per share under the two-class method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to Cinemark Holdings, Inc.	$20,265	$51,638	$52,859	$93,742
Earnings allocated to participating share-based awards (1)	(225)	(698)	(547)	(1,084)

Net income attributable to common stockholders	$20,040	$50,940	$52,312	$92,658

Denominator (shares in thousands):
Basic weighted average common stock outstanding	114,007	113,301	113,745	113,063
Common equivalent shares for stock options	9	39	10	38
Common equivalent shares for restricted stock units	371	397	455	467

Diluted	114,387	113,737	114,210	113,568

Basic earnings per share attributable to common stockholders	$0.18	$0.45	$0.46	$0.82

Diluted earnings per share attributable to common stockholders	$0.18	$0.45	$0.46	$0.82

(1)

For the three months ended June 30, 2013 and 2012, a weighted average of approximately 1,289 and 1,558 shares of unvested restricted stock, respectively, were considered participating securities. For the six months ended June 30, 2013 and 2012, a weighted average of approximately 1,197 and 1,328 shares of unvested restricted stock, respectively, were considered participating securities.

4. Income Taxes

During the six months ended June 30, 2013, the Company recorded income tax expense of approximately $19,340, which resulted in a tax rate of approximately 26.4%. The effective tax rate reflects the impact of items related to the Company’s Mexico subsidiaries.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

5. Long-Term Debt Activity

Issuance of 4.875% Senior Notes Due 2023

On May 24, 2013, Cinemark USA, Inc. issued $530,000 aggregate principal amount of 4.875% senior notes due 2023, at par value (the “4.875% Senior Notes”). Proceeds, after payment of fees, were used to finance a redemption of the 8.625% Senior Notes due 2019. Interest on the 4.875% Senior Notes is payable on June 1 and December 1 of each year, beginning December 1, 2013. The 4.875% Senior Notes mature on June 1, 2023. The Company incurred debt issue costs of approximately $8,230 in connection with the issuance.

The 4.875% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of Cinemark USA, Inc.’s subsidiaries that guarantee, assume or become liable with respect to any of Cinemark USA, Inc.’s or a guarantor’s debt. The 4.875% Senior Notes and the guarantees are senior unsecured obligations and rank equally in right of payment with all of Cinemark USA, Inc.’s and its guarantor’s existing and future senior debt and senior in right of payment to all of Cinemark USA, Inc.’s and its guarantors’ existing and future senior subordinated debt. The 4.875% Senior Notes and the guarantees are effectively subordinated to all of Cinemark USA, Inc.’s and its guarantor’s existing and future secured debt to the extent of the value of the collateral securing such debt, including all borrowings under Cinemark USA, Inc.’s amended senior secured credit facility. The 4.875% Senior Notes and the guarantees are structurally subordinated to all existing and future debt and other liabilities of Cinemark USA, Inc.’s subsidiaries that do not guarantee the 4.875% Senior Notes.

The indenture to the 4.875% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. Upon a change of control, as defined in the indenture, the Company would be required to make an offer to repurchase the 4.875% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 4.875% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if we satisfy the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances.

Prior to June 1, 2018, Cinemark USA, Inc. may redeem all or any part of the 4.875% Senior Notes at its option at 100% of the principal amount plus a make-whole premium plus accrued and unpaid interest on the 4.875% Senior Notes to the date of redemption. After June 1, 2018, Cinemark USA, Inc. may redeem the 4.875% Senior Notes in whole or in part at redemption prices specified in the indenture. In addition, prior to June 1, 2016, Cinemark USA, Inc. may redeem up to 35% of the aggregate principal amount of the 4.875% Senior Notes from the net proceeds of certain equity offerings at the redemption price set forth in the indenture.

On June 26, 2013, Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the Securities and Exchange Commission (the “Commission”), pursuant to which Cinemark USA, Inc. offered to exchange the 4.875% Senior Notes for substantially identical notes registered under the Securities Act of 1933, as amended, that do not contain terms restricting the transfer thereof or providing for registration rights. The registration statement was declared effective by the Commission on July 9, 2013.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Redemption of 8.625% Senior Notes

On June 24, 2013, Cinemark USA, Inc. redeemed its $470,000 8.625% senior notes at a make-whole premium of 112.035% plus accrued and unpaid interest, utilizing the proceeds from the issuance of the Cinemark USA, Inc. 4.875% Senior Notes discussed above. As a result of the redemption, the Company wrote-off approximately $8,054 in unamortized bond discount and $7,634 in unamortized debt issue costs, paid the make-whole premium of approximately $56,564 and paid other fees of $50, all of which are reflected in loss on early retirement of debt during the three and six months ended June 30, 2013.

Amended Senior Secured Credit Facility

On December 18, 2012, Cinemark USA, Inc. amended and restated its senior secured credit facility to include a seven year $700,000 term loan and a five year $100,000 revolving credit line, (the “Amended Senior Secured Credit Facility”). The proceeds from the Amended Senior Secured Credit Facility, combined with a portion of the proceeds from the 5.125% Senior Notes discussed below, were used to refinance Cinemark USA, Inc.’s former senior secured credit facility. The term loan under the Amended Senior Secured Credit Facility matures in December 2019. The revolving credit line matures in December 2017. Quarterly principal payments in the amount of $1,750 are due on the term loan through September 2019, with the remaining principal of $652,750 due on December 18, 2019.

Issuance of 5.125% Senior Notes

On December 18, 2012, Cinemark USA, Inc. issued $400,000 aggregate principal amount of 5.125% senior notes due 2022, at par value (the “5.125% Senior Notes”). A portion of the proceeds were used to refinance a portion of the former senior secured credit facility and to fund the purchase price for the Rave Acquisition (see Note 6) and the remainder is expected to be used for general corporate purposes. Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year. The 5.125% Senior Notes mature on December 15, 2022.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB Accounting Standards Codification (“ASC”) Topic 820-10-35, Fair Value Measurement. The carrying value of the Company’s long-term debt was $1,827,651 and $1,764,010 as of June 30, 2013 and December 31, 2012, respectively. The fair value of the Company’s long-term debt was $1,808,951 and $1,851,246 as of June 30, 2013 and December 31, 2012, respectively.

6. Acquisitions and Dispositions

Acquisition of Rave Theatres

On May 29, 2013, the Company acquired 32 theatres with 483 screens from Rave Real Property Holdco, LLC and certain of its subsidiaries, Rave Cinemas, LLC and RC Processing, LLC (collectively “Rave”) in an asset purchase for approximately $236,875 in cash plus the assumption of certain liabilities (the “Rave Acquisition”). The acquisition resulted in an expansion of the Company’s domestic theatre base into one new state and seven new markets. The transaction was subject to antitrust approval by the Department of Justice or Federal Trade Commission. The Department of Justice required the Company to agree to divest of three of the newly-acquired theatres, which is expected to occur during the third quarter of 2013 (see Note 21). The Company incurred approximately $500 in transaction costs, which are reflected in general and administrative expenses on the condensed consolidated statements of income for the three and six months ended June 30, 2013.

The transaction was accounted for by applying the acquisition method. The following table represents the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date:

Theatre properties and equipment	$102,977
Tradename	25,000
Favorable leases	17,587
Goodwill	186,418
Unfavorable leases	(30,718)
Deferred revenue	(6,634)
Capital lease liabilities	(61,651)
Other assets, net of other liabilities	3,896

Total	$236,875

The amounts listed above are preliminary and will be updated by the Company upon completion of the valuation analyses necessary to properly allocate the purchase price. The weighted average amortization period for the intangible assets acquired is approximately 14 years. The goodwill is fully deductible for tax purposes.

The following unaudited pro forma information summarizes our results of operations as if the Rave Acquisition had occurred as of January 1, 2012:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
Total revenues	$710,828	$767,348	$1,347,482	$1,367,959
Earnings before income taxes	$90,349	$35,403	$168,044	$82,816

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company acquired two additional theatres with 30 screens during April 2013 in two separate transactions for an aggregate purchase price of approximately $22,372 in cash plus the assumption of certain liabilities. The transactions were accounted for by applying the acquisition method. The following table represents the aggregate fair values of identifiable assets acquired and the liabilities assumed as of the acquisition date:

Theatre properties and equipment	$17,524
Goodwill	17,409
Capital lease liability	(12,173)
Deferred revenue	(388)

Total	$22,372

Disposition of Mexico Subsidiaries

During February 2013, the Company entered into a stock purchase agreement with Grupo Cinemex, S.A. De C.V. pursuant to which the Company will sell its Mexican subsidiaries, which consist of 31 theatres and 290 screens. The sales price, which will be paid in Mexican pesos and is subject to certain closing date adjustments, will be approximately $125,500, based on the exchange rate at June 30, 2013. The transaction, which is being reviewed by the Mexican Federal Competition Commission, is expected to close during the second half of 2013.

7. Equity

Below is a summary of changes in stockholders’ equity attributable to Cinemark Holdings, Inc., noncontrolling interests and total equity for the six months ended June 30, 2013 and 2012:

	Cinemark Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2013	$1,084,065	$10,919	$1,094,984
Share based awards compensation expense	6,788	—	6,788
Stock withholdings related to restricted stock and restricted stock units that vested during the six months ended June 30, 2013	(3,464)	—	(3,464)
Exercise of stock options	58	—	58
Tax benefit related to restricted stock and restricted stock unit vesting	3,489	—	3,489
Dividends paid to stockholders (1)	(48,364)	—	(48,364)
Dividends accrued on unvested restricted stock unit awards (1)	(310)	—	(310)
Dividends paid to noncontrolling interests	—	(184)	(184)
Net income	52,859	1,040	53,899
Fair value adjustments on interest rate swap agreements designated as hedges, net of taxes of $1,391	2,366	—	2,366
Fair value adjustments on available-for-sale securities, net of taxes of $1,249	2,041	—	2,041
Other comprehensive income in equity method investees	1,678	—	1,678
Foreign currency translation adjustments	(39,126)	(115)	(39,241)

Balance at June 30, 2013	$1,062,080	$11,660	$1,073,740

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	Cinemark Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2012	$1,012,877	$10,762	$1,023,639
Share based awards compensation expense	6,868	—	6,868
Stock withholdings related to restricted stock and restricted stock units that vested during the six months ended June 30, 2012	(3,263)	—	(3,263)
Exercise of stock options	2	—	2
Tax benefit related to restricted stock and restricted stock unit vesting	906	—	906
Dividends paid to stockholders (1)	(48,106)	—	(48,106)
Dividends accrued on unvested restricted stock unit awards (1)	(310)	—	(310)
Dividends paid to noncontrolling interests	—	(560)	(560)
Net income	93,742	1,273	95,015
Fair value adjustments on interest rate swap agreements designated as hedges, net of taxes of $24	44	—	44
Amortization of accumulated other comprehensive loss on terminated swap agreement	1,976	—	1,976
Fair value adjustments on available-for-sale securities, net of taxes of $3,219	5,365	—	5,365
Foreign currency translation adjustment	(23,247)	(193)	(23,440)

Balance at June 30, 2012	$1,046,854	$11,282	$1,058,136

(1)

On May 24, 2013 the Company’s board of directors declared a cash dividend for the first quarter of 2013 in the amount of $0.21 per share of common stock payable to stockholders of record on June 6, 2013. The dividend was paid on June 20, 2013. On February 12, 2013, the Company’s board of directors declared a cash dividend for the fourth quarter of 2012 in the amount of $0.21 per share of common stock payable to stockholders of record on March 4, 2013. The dividend was paid on March 15, 2013.

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

8. Investment in National CineMedia

The Company has an investment in National CineMedia, LLC (“NCM”). NCM operates a digital in-theatre network in the U.S. for providing cinema advertising and non-film events. Upon joining NCM, the Company entered into an Exhibitor Services Agreement with NCM (“ESA”), pursuant to which NCM provides advertising, promotion and event services to our theatres. As described further in Note 6 to the Company’s financial statements as included in its 2012 Annual Report on Form 10-K, on February 13, 2007, National CineMedia, Inc. (“NCM, Inc.”), an entity that serves as the sole manager of NCM, completed an initial public offering (“IPO”) of its common stock. In connection with the NCM Inc. initial public offering, the Company amended its operating agreement and the ESA. Following the NCM, Inc. IPO, the Company does not recognize undistributed equity in the earnings on its original NCM membership units (referred to herein as the Company’s Tranche 1 Investment) until NCM’s future net earnings, less distributions received, surpass the amount of the excess distribution. The Company recognizes equity in earnings on its Tranche 1 Investment only to the extent it receives cash distributions from NCM. The Company recognizes cash distributions it receives from NCM on its Tranche 1 Investment as a component of earnings as Distributions from NCM. The Company believes that the accounting model provided by ASC 323-10-35-22 for recognition of equity investee losses in excess of an investor’s basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

	Investment in NCM	Deferred Revenue	Distributions from NCM	Equity in Earnings	Other Revenue	Other Comprehensive Income	Cash Received
Balance as of January 1, 2013	$78,123	$(241,305)
Receipt of common units due to annual common unit adjustment	8,869	(8,869)	$—	$—	$—	$—	$—
Receipt of common units due to extraordinary common unit adjustment	89,928	(89,928)	—	—	—	—	—
Revenues earned under ESA (1)	—	—	—	—	(3,761)	—	3,761
Receipt of excess cash distributions	(2,511)	—	(6,469)	—	—	—	8,980
Receipt under tax receivable agreement	(492)	—	(1,327)	—	—	—	1,819
Equity in earnings	1,402	—	—	(1,402)	—	—	—
Equity in other comprehensive income	1,383	—	—	—	—	(1,383)	—
Amortization of deferred revenue	—	2,338	—	—	(2,338)	—	—

Balance as of and for the period ended June 30, 2013	$176,702	$(337,764)	$(7,796)	$(1,402)	$(6,099)	$(1,383)	$14,560

(1)

Amount includes the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $5,546.

During the six months ended June 30, 2013 and 2012, the Company recorded equity earnings (loss) of approximately $1,402 and $(181), respectively.

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

During May 2013, the Company completed the Rave Acquisition (see Note 6), which required an extraordinary common unit adjustment calculation by NCM in accordance with the Common Unit Adjustment Agreement. As a result of this extraordinary common unit adjustment, the Company was granted an additional 5,315,837 common units of NCM, each of which is convertible into one share of NCM, Inc. common stock. The Company recorded the additional common units received at fair value as part of its Tranche 2 Investment with a corresponding adjustment to deferred revenue of approximately $89,928. The deferred revenue will be recognized over the remaining term of the ESA, which is approximately 23 years.

As of June 30, 2013, the Company owned a total of 23,998,505 common units of NCM, representing an ownership interest of approximately 20%.

Below is summary financial information for NCM for the quarter ended March 28, 2013 (financial information was not yet available for the six months ended June 28, 2013).

Quarter Ended March 28, 2013
Gross revenues	$82,219
Operating income	$21,635
Net earnings	$5,625

9. Investment in Digital Cinema Implementation Partners

On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as Digital Cinema Implementation Partners LLC (“DCIP”) to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. On March 10, 2010, the Company signed a master equipment lease agreement and other related agreements (collectively the “agreements”) with Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company. As of June 30, 2013, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP.

The Company has a variable interest in Kasima through the terms of its master equipment lease agreement; however, the Company has determined that it is not the primary beneficiary of Kasima, as the Company does not have the ability to direct the activities of Kasima that most significantly impact Kasima’s economic performance. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting. During the six months ended June 30, 2013 and 2012, the Company recorded equity income of $2,702 and $2,997, respectively, relating to this investment.

Below is a summary of changes in the Company’s investment in DCIP for the six months ended June 30, 2013:

Investment in DCIP
Balance as of January 1, 2013	$23,012
Cash contributions	943
Equity in income	2,702
Equity in other comprehensive income	295

Balance as of June 30, 2013	$26,952

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The digital projection systems that are leased from Kasima are under an operating lease with an initial term of twelve years that contains ten one-year fair value renewal options. The equipment lease agreement also contains a fair value purchase option. Under the equipment lease agreement, the Company pays minimum annual rent of one thousand dollars per digital projection system for the first six and a half years from the effective date of the agreement and minimum annual rent of three thousand dollars per digital projection system beginning at six and a half years from the effective date through the end of the lease term. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the agreements. Certain of the other rent payments are subject to either a monthly or an annual maximum. As of June 30, 2013, the Company had 3,519 digital projection systems being leased under the master equipment lease agreement with Kasima. The Company recorded equipment lease expense of approximately $3,951 and $3,871 during the six months ended June 30, 2013 and 2012, respectively, which is included in utilities and other costs on the condensed consolidated statements of income.

Below is summary financial information for DCIP for the three and six months ended June 30, 2013.

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Revenues	$43,169	$88,077
Operating income	$28,884	$55,525
Net income	$2,456	$14,264

10. Investment in Marketable Securities – RealD, Inc.

Under its license agreement with RealD, Inc. (“RealD”), during 2010 and 2011, the Company earned an aggregate of 1,222,780 options to purchase shares of common stock upon installation of a certain number of 3-D systems as outlined in the license agreement. Upon vesting in these options, the Company recorded an investment in RealD with an offset to deferred lease incentive liability. During March 2011, the Company exercised all of its options to purchase shares of common stock in RealD for $0.00667 per share.

The Company accounts for its investment in RealD as a marketable security. The Company has determined that its RealD shares are available-for-sale securities in accordance with ASC Topic 320-10-35-1, therefore unrealized holding gains and losses are reported as a component of accumulated other comprehensive loss until realized.

As of June 30, 2013, the Company owned 1,222,780 shares in RealD, with an estimated fair value of $16,997, which is based on the closing price of RealD’s common stock on June 28, 2013, and falls under Level 1 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. During the six months ended June 30, 2013, the Company recorded an unrealized holding gain of approximately $3,290, before taxes, as a component of accumulated other comprehensive loss on the condensed consolidated balance sheet.

Below is a summary of changes in the Company’s investment in RealD for the six months ended June 30, 2013:

Investment in RealD
Balance as of January 1, 2013	$13,707
Unrealized holding gain	3,290

Balance as of June 30, 2013	$16,997

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

11. Treasury Stock and Share Based Awards

Treasury Stock — Treasury stock represents shares of common stock repurchased or withheld by the Company and not yet retired. The Company has applied the cost method in recording its treasury shares. Below is a summary of the Company’s treasury stock activity for the six months ended June 30, 2013:

	Number of Treasury Shares	Cost
Balance at January 1, 2013	3,553,085	$48,482
Restricted stock withholdings (1)	119,197	3,464
Restricted stock forfeitures	11,381	—

Balance at June 30, 2013	3,683,663	$51,946

(1)

The Company withheld restricted shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting in restricted stock and restricted stock units. The Company determined the number of shares to be withheld based upon market values ranging from $27.19 to $30.23 per share.

As of June 30, 2013, the Company had no plans to retire any shares of treasury stock.

Stock Options – A summary of stock option activity and related information for the six months ended June 30, 2013 is as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2013	22,022	$7.63
Exercised	(7,438)	$7.63

Outstanding at June 30, 2013	14,584	$7.63	$296

Options exercisable at June 30, 2013	14,584	$7.63	$296

All outstanding stock options were fully vested as of April 2, 2009. There were no stock options granted or forfeited during the six months ended June 30, 2013. The total intrinsic value of options exercised during the six months ended June 30, 2013 was $168. The Company recognized a tax benefit of approximately $71 during the six months ended June 30, 2013 related to these stock option exercises. Options outstanding at June 30, 2013 have an average remaining contractual life of approximately one year.

Restricted Stock – During the six months ended June 30, 2013, the Company granted 195,459 shares of restricted stock to directors and employees of the Company. The fair value of the restricted stock granted was determined based on the market value of the Company’s common stock on the date of grant, which ranged from $27.92 to $29.44 per share. The Company assumed forfeiture rates ranging from 0% to 5% for the restricted stock awards. Restricted stock granted to directors vests over a one-year period. Certain of the restricted stock granted to employees vests over three years based on continued service and the remaining restricted stock granted to employees vests over four years based on continued service. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of restricted stock activity for the six months ended June 30, 2013:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	1,534,163	$18.85
Granted	195,459	$29.39
Vested	(423,215)	$14.87
Forfeited	(11,381)	$22.30

Outstanding at June 30, 2013	1,295,026	$21.71

Unvested restricted stock at June 30, 2013	1,295,026	$21.71

The Company receives an income tax deduction upon vesting of the restricted stock awards. The total fair value of shares that vested during the six months ended June 30, 2013 was $12,345. The Company recognized a tax benefit of approximately $3,808 during the six months ended June 30, 2013 related to these vested shares.

The Company recorded compensation expense of $5,123 and $5,397 related to restricted stock awards during the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, the remaining unrecognized compensation expense related to restricted stock awards was $18,497 and the weighted average period over which this remaining compensation expense will be recognized is approximately two years.

Restricted Stock Units – During the six months ended June 30, 2013, the Company granted restricted stock units representing 115,107 hypothetical shares of common stock to employees. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the three fiscal year period ending December 31, 2015 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments as defined in the restricted stock unit award agreement. The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity. If the IRR for the three year period is at least 8.5%, which is the threshold, one-third of the restricted stock units vest. If the IRR for the three year period is at least 10.5%, which is the target, two-thirds of the restricted stock units vest. If the IRR for the three year period is at least 12.5%, which is the maximum, 100% of the restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. All payouts of restricted stock units that vest will be subject to an additional one year service requirement and will be paid in the form of common stock if the participant continues to provide services through March 2017, which is the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards vest.

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the six months ended June 30, 2013 at each of the three target levels of financial performance (excluding forfeiture assumptions):

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

There were no forfeitures of restricted stock unit awards during the six months ended June 30, 2013. The Company recorded compensation expense of $1,665 and $1,471 related to restricted stock unit awards during the six months ended June 30, 2013 and 2012, respectively.

During the six months ended June 30, 2013, 291,560 restricted stock unit awards vested. Upon vesting, each restricted stock unit was converted into one share of the Company’s common stock. In addition, the Company paid approximately $927 in dividends on the vested restricted stock units, which represented dividends that had accumulated on the awards since they were granted in 2009. The fair value of the restricted stock unit awards that vested during the six months ended June 30, 2013 was approximately $8,593. The Company recognized a tax benefit of approximately $3,609 during the six months ended June 30, 2013 related to these vested awards.

As of June 30, 2013, the remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $5,398. The weighted average period over which this remaining compensation expense will be recognized is approximately two years. As of June 30, 2013, the Company had restricted stock units outstanding that represented a total of 818,218 hypothetical shares of common stock, assuming the maximum IRR level is achieved for each of the grants.

12. Interest Rate Swap Agreements

The Company is currently a party to three interest rate swap agreements that are used to hedge interest rate risk associated with the variable interest rates on the Company’s term loan debt and qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on the Company’s condensed consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive loss and the ineffective portion reported in earnings. The changes in fair values are reclassified from accumulated other comprehensive loss into earnings in the same period that the hedged items affect earnings. For the six months ended June 30, 2013 and 2012, the Company reclassified approximately $2,880 and $6,263, respectively, from accumulated other comprehensive loss into earnings.

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

Below is a summary of the Company’s current interest rate swap agreements designated as cash flow hedges as of June 30, 2013:

							Estimated
Nominal Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	Current Liability (1)	Long- Term Liability (2)	Total Fair Value at June 30, 2013
$ 175,000	December 2010	1.3975%	1-Month LIBOR	September 2015	1,916	1,757	3,673
$ 175,000	December 2010	1.4000%	1-Month LIBOR	September 2015	1,934	1,765	3,699
$ 100,000	November 2011	1.7150%	1-Month LIBOR	April 2016	1,418	1,645	3,063

$ 450,000					$5,268	$5,167	$10,435

(1)	Included in accounts payable and accrued expenses on the condensed consolidated balance sheet as of June 30, 2013.
(2)	Included in other long-term liabilities on the condensed consolidated balance sheet as of June 30, 2013.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company amortized approximately $1,976 to interest expense during the six months ended June 30, 2012 related to a previously terminated interest rate swap agreement. The accumulated other comprehensive loss related to the terminated interest rate swap agreement became fully amortized in August 2012. See Note 15 for additional information about the Company’s fair value measurements related to its interest rate swap agreements.

The changes in accumulated other comprehensive loss related to the Company’s interest rate swap agreements for the six months ended June 30, 2013 were as follows:

Interest Rate Swaps
Balance at January 1, 2013	$(8,867)
Other comprehensive loss before reclassifications, net of taxes	(514)
Amounts reclassified from accumulated other comprehensive loss to interest expense	2,880

Net other comprehensive income	$2,366

Balance at June 30, 2013	$(6,501)

13. Goodwill and Other Intangible Assets

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2013 (1)	$956,997	$193,814	$1,150,811
Acquisition of U.S. theatres (Note 6)	203,827	—	203,827
Foreign currency translation adjustments	—	(11,956)	(11,956)

Balance at June 30, 2013 (1)	$1,160,824	$181,858	$1,342,682

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.

The Company evaluates goodwill for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill might exceed its estimated fair value. The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. The Company considers the reporting unit to be each of its eighteen regions in the U.S. and each of its eight countries internationally (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are considered one reporting unit). Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds the estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was seven and a half times for the evaluation performed during the fourth quarter of 2012.

No events or changes in circumstances occurred during the six months ended June 30, 2013 that indicated the carrying value of goodwill might exceed its estimated fair value.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Intangible assets consisted of the following:

	Balance at January 1, 2013	Acquisitions (2)	Amortization	Other (1)	Balance at June 30, 2013
Intangible assets with finite lives:
Gross carrying amount	$71,921	$44,487	$—	$(1,773)	$114,635
Accumulated amortization	(51,354)	—	(2,360)	810	(52,904)

Total net intangible assets with finite lives	$20,567	$44,487	$(2,360)	$(963)	$61,731
Intangible assets with indefinite lives:
Tradename	310,174	—	—	(393)	309,781

Total intangible assets — net	$330,741	$44,487	$(2,360)	$(1,356)	$371,512

(1)	Consists primarily of foreign currency translation adjustments.
(2)	Consists of a definite-lived tradename, favorable leases and other intangible assets (see Note 6).

Estimated aggregate future amortization expense for intangible assets is as follows:

For the six months ended December 31, 2013	$3,835
For the twelve months ended December 31, 2014	7,109
For the twelve months ended December 31, 2015	6,816
For the twelve months ended December 31, 2016	6,593
For the twelve months ended December 31, 2017	5,954
Thereafter	31,424

Total	$61,731

14. Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of approximately twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the six months ended June 30, 2013 and 2012. As of June 30, 2013, the estimated aggregate fair value of the long-lived assets impaired during the six months ended June 30, 2013 was approximately $327.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States theatre properties	$651	$311	$770	$377
International theatre properties	450	—	1,175	119

Impairment of long-lived assets	$1,101	$311	$1,945	$496

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

Level 2 – other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

Level 3 – unobservable and should be used to measure fair value to the extent that observable inputs are not available.

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of June 30, 2013:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities – current (see Note 12)	$(5,268)	$—	$—	$(5,268)
Interest rate swap liabilities – long term (see Note 12)	$(5,167)	$—	$—	$(5,167)
Investment in RealD (see Note 10)	$16,997	$16,997	$—	$—

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

Below is a reconciliation of the beginning and ending balance for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Liabilities
	2013	2012
Beginning balances - January 1	$14,192	$16,576

Total gain included in accumulated other comprehensive loss	(3,757)	(20)
Total gain included in earnings	—	(567)

Ending balances – June 30	$10,435	$15,989

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company also uses the income approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 13 and Note 14). Additionally, the Company uses the market approach to estimate the fair value of its long-term debt (see Note 5). There were no changes in valuation techniques during the period. There were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2013.

16. Foreign Currency Translation

The accumulated other comprehensive loss account in stockholders’ equity of $37,698 and $70,739 at December 31, 2012 and June 30, 2013, respectively, includes cumulative foreign currency adjustments of $31,331 and $70,457, respectively, from translating the financial statements of the Company’s international subsidiaries, and also includes the change in fair values of the Company’s interest rate swap agreements that are designated as hedges and the change in fair value of the Company’s available-for-sale securities.

All foreign countries where the Company has operations are non-highly inflationary and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.

Below is a summary of the impact of translating the June 30, 2013 financial statements of certain of the Company’s international subsidiaries:

				Other
				Comprehensive
				Income (Loss) For The
	Exchange Rate as of		Total Assets at	Six Months Ended
Country	June 30, 2013	December 31, 2012	June 30, 2013	June 30, 2013
Brazil	2.24	2.05	$316,659	$(21,344)
Argentina	5.43	4.91	$129,194	(9,265)
Mexico	12.95	13.02	$117,847	518
Colombia	1,929.00	1,768.23	$52,166	(2,984)
Peru	2.85	2.56	$38,868	(3,800)
All other				(2,251)

				$(39,126)

17. Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Six Months Ended
	June 30,
	2013	2012
Cash paid for interest	$61,814	$59,651
Cash paid for income taxes, net of refunds received	$43,748	$48,612
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$3,222	$(9,938)
Theatre properties acquired under capital lease (see Note 6)	$50,840	$3,569
Change in fair market values of interest rate swap agreements, net of taxes	$2,366	$44
Investment in NCM – receipt of common units (see Note 8)	$98,797	$9,137
Dividends accrued on unvested restricted stock unit awards	$(310)	$(310)
Change in fair market value of available-for-sale securities, net of taxes (see Note 10)	$2,041	$5,365

(1)	Additions to theatre properties and equipment included in accounts payable as of December 31, 2012 and June 30, 2013 were $4,685 and $7,907, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

18. Segments

The Company manages its international market and its U.S. market as separate reportable operating segments, with the international segment consisting of operations in Brazil, Mexico, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenues, primarily screen advertising. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company does not report total asset information by segment because that information is not used to evaluate the performance of or allocate resources between segments.

Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
U.S.	$517,109	$443,765	$883,472	$854,990
International	211,879	208,372	396,072	378,247
Eliminations	(3,366)	(2,531)	(6,149)	(4,813)

Total revenues	$725,622	$649,606	$1,273,395	$1,228,424

Adjusted EBITDA
U.S.	$128,697	$103,391	$208,775	$207,684
International	49,327	53,561	85,505	89,596

Total Adjusted EBITDA	$178,024	$156,952	$294,280	$297,280

Capital expenditures
U.S.	$29,631	$27,109	$35,787	$46,803
International	23,868	19,494	54,601	46,784

Total capital expenditures	$53,499	$46,603	$90,388	$93,587

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$20,837	$52,139	$53,899	$95,015
Add (deduct):
Income taxes	8,722	30,844	19,340	58,776
Interest expense (1)	34,458	31,375	67,064	63,508
Loss on early retirement of debt	72,302	—	72,302	—
Other income (2)	(609)	(63)	(5,163)	(5,485)
Depreciation and amortization (3)	38,734	36,341	77,766	73,157
Impairment of long-lived assets	1,101	311	1,945	496
(Gain) loss on sale of assets and other	(2,801)	469	(3,143)	1,305
Deferred lease expenses	1,213	1,207	2,103	2,330
Amortization of long-term prepaid rents	729	776	1,379	1,310
Share based awards compensation expense	3,338	3,553	6,788	6,868

Adjusted EBITDA	$178,024	$156,952	$294,280	$297,280

(1)	Includes amortization of debt issue costs.
(2)

Includes interest income, foreign currency exchange gain (loss) and equity in income of affiliates and excludes distributions from NCM. Distributions from NCM are reported entirely within the U.S. operating segment.

(3)	Includes amortization of favorable/unfavorable leases.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2013	2012	2013	2012
U.S.	$517,109	$443,765	$883,472	$854,990
Brazil	82,686	83,632	164,803	162,030
Other international countries	129,193	124,740	231,269	216,217
Eliminations	(3,366)	(2,531)	(6,149)	(4,813)

Total	$725,622	$649,606	$1,273,395	$1,228,424

Theatre Properties and Equipment-net	June 30, 2013	December 31, 2012
U.S.	$1,042,109	$940,922
Brazil	178,562	190,990
Other international countries	175,240	173,046

Total	$1,395,911	$1,304,958

19. Related Party Transactions

The Company manages theatres for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is the Company’s Chairman of the Board and directly and indirectly owns approximately 9% of the Company’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $284 and $267 of management fee revenues during the six months ended June 30, 2013 and 2012, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company leases 18 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of the Company’s directors and is an officer of the general partner of Syufy. Of these 19 leases, 16 have fixed minimum annual rent. The three leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. For the six months ended June 30, 2013 and 2012, the Company paid total rent of approximately $11,713 and $12,779, respectively, to Syufy.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

21. Subsequent Event – Sale of Theatres

In conjunction with the Rave Acquisition (see Note 6), the Company is required to divest of three theatres pursuant to a Hold Separate Agreement with the Department of Justice. On July 17, 2013, the Company entered into a definitive agreement to sell these three theatres to Carmike Cinemas, Inc. The transaction, which is subject to approval by the Department of Justice, is expected to close during the third quarter of 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Mexico, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. As of June 30, 2013, we managed our business under two reportable operating segments — U.S. markets and international markets. See Note 18 to our condensed consolidated financial statements.

We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing promotions, meeting rentals and electronic video games located in some of our theatres. Our contracts with NCM have assisted us in expanding our offerings to domestic advertisers and broadening ancillary revenue sources such as digital video monitor advertising, third party branding, and the use of our domestic theatres for alternative entertainment, such as live and pre-recorded sports programs, concert events, the opera, and other special presentations. Our revenues are affected by changes in attendance and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. Films leading the box office during the six months ended June 30, 2013 included Iron Man 3, Fast & Furious 6, Man of Steel, Star Trek Into Darkness, Oz: The Great and Powerful, Monsters University, Identity Thief, G.I. Joe: Retaliation, The Croods, The Great Gatsby and World War Z, among other films. Films currently scheduled for release during the remainder of 2013 include sequels such as The Hunger Games: Catching Fire, The Hobbit: The Desolation of Smaug, Despicable Me 2, The Wolverine, Thor: The Dark World, Cloudy with a Chance of Meatballs 2 and highly anticipated original titles such as Ender’s Game, Walking with Dinosaurs, Jack Ryan, Monuments Men, The Secret Life of Walter Mitty and Frozen, among other films.

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

Recent Developments

In conjunction with the Rave Acquisition (see Note 6 to the condensed consolidated financial statements), we are required to divest of three theatres pursuant to a Hold Separate Agreement with the Department of Justice. On July 17, 2013, we entered into a definitive agreement to sell these three theatres to Carmike Cinemas, Inc. The transaction, which is subject to approval by the Department of Justice, is expected to close during the third quarter of 2013.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data and the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income. On May 29, 2013, we completed the Rave Acquisition, which consisted of 32 theatres with 483 screens. The results of operations for these 32 theatres are reflected as of the date of acquisition.

	Three Months Ended		Six Months Ended
Operating data (in millions):	June 30,		June 30,
	2013	2012	2013	2012
Revenues
Admissions	$464.5	$418.1	$813.9	$791.9
Concession	228.7	201.4	401.1	381.2
Other	32.4	30.1	58.4	55.3

Total revenues	$725.6	$649.6	$1,273.4	$1,228.4
Cost of operations
Film rentals and advertising	257.4	227.3	437.4	422.7
Concession supplies	37.0	31.8	65.0	60.2
Salaries and wages	67.1	62.3	125.6	120.8
Facility lease expense	76.1	71.6	145.7	140.2
Utilities and other	76.4	69.6	145.1	136.1
General and administrative expenses	40.6	36.0	78.3	70.0
Depreciation and amortization	38.7	36.3	77.8	73.2
Impairment of long-lived assets	1.1	0.3	1.9	0.5
(Gain) loss on sale of assets and other	(2.8)	0.5	(3.1)	1.3

Total cost of operations	591.6	535.7	1,073.7	1,025.0

Operating income	$134.0	$113.9	$199.7	$203.4

Operating data as a percentage of total revenues:
Revenues
Admissions	64.0%	64.4%	63.9%	64.5%
Concession	31.5%	31.0%	31.5%	31.0%
Other	4.5%	4.6%	4.6%	4.5%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of operations (1)
Film rentals and advertising	55.4%	54.4%	53.7%	53.4%
Concession supplies	16.2%	15.8%	16.2%	15.8%
Salaries and wages	9.2%	9.6%	9.9%	9.8%
Facility lease expense	10.5%	11.0%	11.4%	11.4%
Utilities and other	10.5%	10.7%	11.4%	11.1%
General and administrative expenses	5.6%	5.5%	6.1%	5.7%
Depreciation and amortization	5.3%	5.6%	6.1%	6.0%
Impairment of long-lived assets	0.2%	0.0%	0.2%	0.0%
(Gain) loss on sale of assets and other	(0.4)%	0.1%	(0.2)%	0.1%
Total cost of operations	81.5%	82.5%	84.3%	83.4%
Operating income	18.5%	17.5%	15.7%	16.6%

Average screen count (month end average)	5,530	5,195	5,409	5,181

Revenues per average screen (dollars)	$131,216	$125,057	$235,422	$237,089

(1)

All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended June 30, 2013 versus June 30, 2012

Revenues. Total revenues increased $76.0 million to $725.6 million for the three months ended June 30, 2013 (“second quarter of 2013”) from $649.6 million for the three months ended June 30, 2012 (“second quarter of 2012”), representing an 11.7% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30,			June 30,			June 30,
			%			%			%
	2013	2012	Change	2013	2012	Change	2013	2012	Change
Admissions revenues(1)	$335.9	$287.2	17.0%	$128.6	$130.9	(1.8)%	$464.5	$418.1	11.1%
Concession revenues(1)	$164.2	$141.8	15.8%	$64.5	$59.6	8.2%	$228.7	$201.4	13.6%
Other revenues(1)(2)	$13.6	$12.2	11.5%	$18.8	$17.9	5.0%	$32.4	$30.1	7.6%
Total revenues (1)(2)	$513.7	$441.2	16.4%	$211.9	$208.4	1.7%	$725.6	$649.6	11.7%
Attendance(1)	46.9	42.0	11.7%	26.5	26.8	(1.1)%	73.4	68.8	6.7%

(1)	Amounts in millions.
(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 18 of our condensed consolidated financial statements.

•

U.S. The 17.0% increase in admissions revenues of $48.7 million was attributable to an 11.7% increase in attendance and a 4.7% increase in average ticket price from $6.84 for the second quarter of 2012 to $7.16 for the second quarter of 2013. The 15.8% increase in concession revenues of $22.4 million was attributable to the 11.7% increase in attendance and a 3.6% increase in concession revenues per patron from $3.38 for the second quarter of 2012 to $3.50 for the second quarter of 2013. The increase in attendance was partly due to the increase in the number of blockbuster films released during the second quarter of 2013 compared to the second quarter of 2012. The increase in average ticket price was primarily due to price increases. The increase in concession revenues per patron was primarily due to incremental sales and price increases. Our revenues and attendance for the second quarter of 2013 also benefited from the inclusion of the 32 Rave theatres acquired on May 29, 2013 (see Note 6 to the condensed consolidated financial statements).

•

International. The decrease in admissions revenues of $2.3 million was attributable to a 1.1% decrease in attendance and a 0.6% decrease in average ticket price from $4.88 for the second quarter of 2012 to $4.85 for the second quarter of 2013. The increase in concession revenues of $4.9 million was attributable to a 9.0% increase in concession revenues per patron from $2.23 for the second quarter of 2012 to $2.43 for the second quarter of 2013 partially offset by the 1.1% decrease in attendance. The decrease in average ticket price was primarily due to the unfavorable impact of exchange rates in certain countries in which we operate and the mix of premium product. The increase in concession revenues per patron was primarily due to incremental sales and price increases, partially offset by the unfavorable impact of exchange rates in certain countries in which we operate.

Cost of Operations. The table below summarizes certain of our year-over-year theatre operating costs by reportable operating segment (in millions).

	U.S. Operating Segment		International Operating Segment		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Film rentals and advertising	$192.7	$162.7	$64.7	$64.6	$257.4	$227.3
Concession supplies	23.5	18.1	13.5	13.7	37.0	31.8
Salaries and wages	47.5	44.3	19.6	18.0	67.1	62.3
Facility lease expense	51.8	47.9	24.3	23.7	76.1	71.6
Utilities and other	50.7	46.9	25.7	22.7	76.4	69.6

•

U.S. Film rentals and advertising costs were $192.7 million, or 57.4% of admissions revenues, for the second quarter of 2013 compared to $162.7 million, or 56.7% of admissions revenues, for the second quarter of 2012. The increase in film rentals and advertising costs of $30.0 million was due to the $48.7 million increase in admissions revenues and an increase in the film rentals and advertising rate. The increase in the film rentals and advertising rate was primarily due to the increase in the number of blockbuster films released during the second quarter of 2013 compared to the second quarter of 2012. Concession supplies expense was $23.5 million, or 14.3% of concession revenues, for the second quarter of 2013 compared to $18.1 million, or 12.8% of concession revenues, for the second quarter of 2012. The increase in the concession supplies rate was primarily due to increases in inventory procurement costs on certain concession products and the impact of special concession promotions that help drive incremental concession sales.

Salaries and wages increased to $47.5 million for the second quarter of 2013 from $44.3 million for the second quarter of 2012. Facility lease expense increased to $51.8 million for the second quarter of 2013 from $47.9 million for the second quarter of 2012. Utilities and other costs increased to $50.7 million for the second quarter of 2013 from $46.9 million for the second quarter of 2012. All of the above-mentioned theatre operating costs for the second quarter of 2013 increased primarily due to the inclusion of the 32 Rave theatres acquired on May 29, 2013 (see Note 6 to the condensed consolidated financial statements).

•

International. Film rentals and advertising costs were $64.7 million, or 50.3% of admissions revenues, for the second quarter of 2013 compared to $64.6 million, or 49.4% of admissions revenues, for the second quarter of 2012. Concession supplies expense was $13.5 million, or 20.9% of concession revenues, for the second quarter of 2013 compared to $13.7 million, or 23.0% of concession revenues, for the second quarter of 2012. The decrease in the concession supplies rate is primarily due to concession sales price increases.

Salaries and wages increased to $19.6 million for the second quarter of 2013 from $18.0 million for the second quarter of 2012 primarily due to increased wage rates and new theatres. Facility lease expense increased to $24.3 million for the second quarter of 2013 from $23.7 million for the second quarter of 2012 primarily due to increased common area maintenance expenses and new theatres. Utilities and other costs increased to $25.7 million for the second quarter of 2013 from $22.7 million for the second quarter of 2012 primarily due to new theatres.

General and Administrative Expenses. General and administrative expenses increased to $40.6 million for the second quarter of 2013 from $36.0 million for the second quarter of 2012. The increase was primarily due to increased salaries and incentive compensation expense of approximately $1.8 million and increased professional fees of approximately $2.4 million.

Depreciation and Amortization. Depreciation and amortization expense was $38.7 million during the second quarter of 2013 compared to $36.3 million during the second quarter of 2012. The increase was primarily due to new theatres, including the 32 Rave theatres acquired on May 29, 2013.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $1.1 million during the second quarter of 2013 compared to $0.3 million during the second quarter of 2012. Impairment charges for the second quarter of 2013 consisted of U.S. and international theatre properties, impacting eight of our twenty-six reporting units. Impairment charges for the second quarter of 2012 consisted of U.S. and international theatre properties, impacting six of our twenty-four reporting units. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 14 to our condensed consolidated financial statements.

(Gain) Loss on Sale of Assets and Other. We recorded a gain on sale of assets and other of $2.8 million during the second quarter of 2013 compared to a loss of $0.5 million during the second quarter of 2012. The gain recorded during the second quarter of 2013 was primarily a result of a gain on sale of a land parcel in the U.S.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $34.5 million during the second quarter of 2013 compared to $31.4 million during the second quarter of 2012. The increase was primarily due to the issuance of the 4.875% Senior Notes on May 24, 2013 with the net proceeds not utilized to pay off the former 8.625% Senior Notes until June 24, 2013. See Note 5 to our condensed consolidated financial statements for further discussion of our recent long-term debt activity.

Loss on Early Retirement of Debt. We recorded a loss on early retirement of debt of approximately $72.3 million during the second quarter of 2013 as a result of the redemption of Cinemark USA, Inc.’s 8.625% Senior Notes on June 24, 2013. The loss on early retirement of debt included approximately $56.6 million for a make-whole premium paid and the write-off of approximately $8.0 million in unamortized bond discount and $7.6 million in unamortized debt issue costs and the payment of $0.1 million of other fees.

Distributions from NCM. We recorded distributions from NCM of $1.7 million during the second quarter of 2013 compared to $0.4 million during the second quarter of 2012, which were in excess of the carrying value of our Tranche 1 investment. See Note 8 to our condensed consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $1.7 million during the second quarter of 2013 compared to $1.0 million during the second quarter of 2012. The equity in income of affiliates recorded during the second quarter of 2013 included income of approximately $1.2 million related to our equity investment in DCIP (see Note 9 to our condensed consolidated financial statements) and income of approximately $0.5 million related to our equity investment in NCM (see Note 8 to our condensed consolidated financial statements). The equity in income of affiliates recorded during the second quarter of 2012 included income of approximately $1.9 million related to our equity investment in DCIP partially offset by a loss of approximately $0.9 million related to our equity investment in NCM.

Income Taxes. Income tax expense of $8.7 million was recorded for the second quarter of 2013 compared to $30.8 million for the second quarter of 2012. The effective tax rate was approximately 29.5% for the second quarter of 2013 compared to 37.2% for the second quarter of 2012. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Six months ended June 30, 2013 versus June 30, 2012

Revenues. Total revenues increased $45.0 million to $1,273.4 million for the six months ended June 30, 2013 (“the 2013 period”) from $1,228.4 million for the six months ended June 30, 2012 (“the 2012 period”), representing a 3.7% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
			%			%			%
	2013	2012	Change	2013	2012	Change	2013	2012	Change
Admissions revenues (1)	$570.5	$553.8	3.0%	$243.4	$238.1	2.2%	$813.9	$791.9	2.8%
Concession revenues (1)	$282.2	$273.1	3.3%	$118.9	$108.1	10.0%	$401.1	$381.2	5.2%
Other revenues (1) (2)	$24.6	$23.3	5.6%	$33.8	$32.0	5.6%	$58.4	$55.3	5.6%
Total revenues (1) (2)	$877.3	$850.2	3.2%	$396.1	$378.2	4.7%	$1,273.4	$1,228.4	3.7%
Attendance (1)	81.6	81.8	(0.2)%	49.2	48.5	1.4%	130.8	130.3	0.4%

(1)	Amounts in millions.
(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 18 of our condensed consolidated financial statements.

•

U.S. The increase in admissions revenues of $16.7 million was primarily attributable to a 3.2% increase in average ticket price from $6.77 for the 2012 period to $6.99 for the 2013 period. The increase in concession revenues of $9.1 million was primarily attributable to a 3.6% increase in concession revenues per patron from $3.34 for the 2012 period to $3.46 for the 2013 period. The increase in average ticket price was primarily due to price increases. The increase in concession revenues per patron was primarily due to incremental sales and price increases. Our revenues and attendance for the 2013 period also benefited from the inclusion of the 32 Rave theatres acquired on May 29, 2013 (see Note 6 to the condensed consolidated financial statements).

•

International. The increase in admissions revenues of $5.3 million was attributable to a 1.4% increase in attendance and a 0.8% increase in average ticket price from $4.91 for the 2012 period to $4.95 for the 2013 period. The increase in concession revenues of $10.8 million was attributable to the 1.4% increase in attendance and an 8.5% increase in concession revenues per patron from $2.23 for the 2012 period to $2.42 for the 2013 period. The increase in attendance was primarily due to new theatres. The increase in concession revenues per patron was primarily due to incremental sales and price increases, partially offset by the unfavorable impact of exchange rates in certain countries in which we operate.

Cost of Operations. The table below summarizes certain of our year-over-year theatre operating costs by reportable operating segment (in millions).

	U.S. Operating Segment		International Operating Segment		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Film rentals and advertising	$317.3	$306.8	$120.1	$115.9	$437.4	$422.7
Concession supplies	39.3	34.9	25.7	25.3	65.0	60.2
Salaries and wages	87.2	85.9	38.4	34.9	125.6	120.8
Facility lease expense	98.7	95.6	47.0	44.6	145.7	140.2
Utilities and other	93.4	91.2	51.7	44.9	145.1	136.1

U.S. Film rentals and advertising costs were $317.3 million, or 55.6% of admissions revenues for the 2013 period compared to $306.8 million, or 55.4% of admissions revenues, for the 2012 period. Concession supplies expense was $39.3 million, or 13.9% of concession revenues, for the 2013 period compared to $34.9 million, or 12.8% of concession revenues, for the 2012 period. The increase in the concession supplies rate was primarily due to increased inventory procurement costs on certain concession products and the impact of special concession promotions that help drive incremental concession sales.

Salaries and wages increased to $87.2 million for the 2013 period from $85.9 million for the 2012 period. Facility lease expense increased to $98.7 million for the 2013 period from $95.6 million for the 2012 period. Utilities and other costs increased to $93.4 million for the 2013 period from $91.2 million for the 2012 period. All of the above-mentioned theatre operating costs for the 2013 period increased primarily due to the inclusion of the 32 Rave theatres acquired on May 29, 2013 (see Note 6 to the condensed consolidated financial statements).

•

International. Film rentals and advertising costs were $120.1 million, or 49.3% of admissions revenues, for the 2013 period compared to $115.9 million, or 48.7% of admissions revenues, for the 2012 period. Concession supplies expense was $25.7 million, or 21.6% of concession revenues, for the 2013 period compared to $25.3 million, or 23.4% of concession revenues, for the 2012 period. The decrease in the concession supplies rate is primarily due to concession sales price increases.

Salaries and wages increased to $38.4 million for the 2013 period from $34.9 million for the 2012 period primarily due to increased wage rates and new theatres. Facility lease expense increased to $47.0 million for the 2013 period from $44.6 million for the 2012 period primarily due to increased common area maintenance expenses and new theatres. Utilities and other costs increased to $51.7 million for the 2013 period from $44.9 million for the 2012 period primarily due to new theatres and increased property taxes.

General and Administrative Expenses. General and administrative expenses increased to $78.3 million for the 2013 period from $70.0 million for the 2012 period. The increase was primarily due to increased salaries and incentive compensation expense of approximately $3.7 million and increased professional fees of approximately $3.9 million.

Depreciation and Amortization. Depreciation and amortization expense was $77.8 million for the 2013 period compared to $73.2 million for the 2012 period. The increase was primarily due to new theatres, including the 32 Rave theatres acquired on May 29, 2013.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $1.9 million for the 2013 period compared to $0.5 million for the 2012 period. Impairment charges for the 2013 period consisted of U.S. and international theatre properties, impacting nine of our twenty-six reporting units. Impairment charges for the 2012 period consisted of U.S. and international theatre properties, impacting nine of our twenty-four reporting units. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 14 to our condensed consolidated financial statements.

(Gain) Loss on Sale of Assets and Other. We recorded a gain on sale of assets and other of $3.1 million during the 2013 period compared to a loss of $1.3 million during the 2012 period. The gain recorded during the 2013 period was primarily a result of a gain on sale of a land parcel in the U.S. The loss recorded during the 2012 period was primarily due to the retirement of certain theatre equipment that was replaced during the period.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $67.1 million for the 2013 period compared to $63.5 million for the 2012 period. The increase was primarily due to the issuance of the 4.875% Senior Notes on May 24, 2013 with the net proceeds not utilized to pay off the former 8.625% Senior Notes until June 24, 2013. See Note 5 to our condensed consolidated financial statements for further discussion of our recent long-term debt activity.

Loss on Early Retirement of Debt. We recorded a loss on early retirement of debt of approximately $72.3 million during the 2013 period as a result of the redemption of Cinemark USA, Inc.’s 8.625% Senior Notes on June 24, 2013. The loss on early retirement of debt included approximately $56.6 million for a make-whole premium paid and the write-off of approximately $8.0 million in unamortized bond discount and $7.6 million in unamortized debt issue costs and the payment of $0.1 million of other fees.

Distributions from NCM. We recorded distributions from NCM of $7.8 million during the 2013 period and $8.4 million during the 2012 period, which were in excess of the carrying value of our Tranche 1 investment. See Note 8 to our condensed consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $4.1 million during the 2013 period compared to $2.8 million during the 2012 period. The equity in income of affiliates recorded during the 2013 period included income of approximately $2.7 million related to our equity investment in DCIP (see Note 9 to our condensed consolidated financial statements) and income of approximately $1.4 million related to our equity investment in NCM (see Note 8 to our condensed consolidated financial statements). The equity in income of affiliates recorded during the 2012 period included income of approximately $3.0 million related to our equity investment in DCIP partially offset by a loss of approximately $0.2 million related to our equity investment in NCM.

Income Taxes. Income tax expense of $19.3 million was recorded for the 2013 period compared to $58.8 million for the 2012 period. The effective tax rate was 26.4% for the 2013 period compared to 38.2% for the 2012 period. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate. The effective tax rate for the 2013 period reflects the impact of items related to our Mexico subsidiaries.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, nearly all of our theatres provide the patron a choice of using a credit card or debit card in place of cash. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities was $113.5 million for the six months ended June 30, 2013 compared to $175.4 million for the six months ended June 30, 2012. The decrease in cash provided by operating activities was primarily due to the make-whole premium of $56.6 million paid upon the redemption of the 8.625% Senior Notes, which is reflected in net income for the six months ended June 30, 2013.

Investing Activities

Our investing activities have been principally related to the development and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $334.4 million for the six months ended June 30, 2013 compared to $107.4 million for the six months ended June 30, 2012. The increase in cash used for investing activities was primarily due to the acquisition of theatres in the U.S. for approximately $259.2 million (see Note 6 to the condensed consolidated financial statements).

Capital expenditures for the six months ended June 30, 2013 and 2012 were as follows (in millions):

Period	New Theatres	Existing Theatres	Total
Six Months Ended June 30, 2013	$46.2	$44.2	$90.4
Six Months Ended June 30, 2012	$42.1	$51.5	$93.6

We continue to invest in our U.S. theatre circuit, which consisted of 4,434 screens at June 30, 2013. During the six months ended June 30, 2013, we acquired 34 theatres with 513 screens, built one theatre with ten screens and closed one theatre with five screens. At June 30, 2013, we had signed commitments to open nine new theatres with 109 screens in domestic markets during the remainder of 2013 and open nine new theatres with 106 screens subsequent to 2013. We estimate the remaining capital expenditures for the development of these 215 domestic screens will be approximately $127 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

We also continue to invest in our international theatre circuit. We built five new theatres and 37 screens and closed one screen during the six months ended June 30, 2013, bringing our total international screen count to 1,360 as of June 30, 2013. At June 30, 2013, we had signed commitments to open 12 new theatres and 72 screens in international markets during the remainder of 2013 and open seven new theatres and 47 screens subsequent to 2013. We estimate the remaining capital expenditures for the development of these 119 international screens will be approximately $96 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

We plan to fund capital expenditures for our continued development with cash flow from operations, borrowings under our senior secured credit facility, and proceeds from debt issuances, sale leaseback transactions and/or sales of excess real estate.

Financing Activities

Cash provided by financing activities was $0.3 million for the six months ended June 30, 2013 compared to cash used for financing activities of $61.8 million for the six months ended June 30, 2012. Cash provided by financing activities for the six months ended June 30, 2013 included proceeds from the issuance of Cinemark USA, Inc.’s 4.875% Senior Notes, partially offset by the redemption of Cinemark USA, Inc.’s 8.625% Senior Notes (see Note 5 to the consolidated condensed financial statements).

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

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of June 30, 2013 (in millions):

Cinemark, USA, Inc. term loan	$696.5
Cinemark USA, Inc. 4.875% senior notes due 2023	530.0
Cinemark USA, Inc. 5.125% senior notes due 2022	400.0
Cinemark USA, Inc. 7.375% senior subordinated notes due 2021	200.0
Hoyts General Cinema (Argentina) bank loan	1.2

Total long-term debt	$1,827.7
Less current portion	8.2

Long-term debt, less current portion	$1,819.5

As of June 30, 2013, we had $100.0 million in available borrowing capacity on our revolving credit line.

Contractual Obligations

Due to the recent issuance of Cinemark USA, Inc.’s 4.875% Senior Notes and the redemption of Cinemark USA, Inc.’s 8.625% Senior Notes (see Note 5 to the condensed consolidated financial statements), which impacted the maturity of and the amount of outstanding long-term debt and related interest rates, we have included below our long-term debt and related estimated scheduled interest payments as of June 30, 2013. In addition, as a result of the Rave Acquisition (see Note 6 to the condensed consolidated financial statements), which added 32 leased theatres to our U.S. operations, we have included below our operating and capital lease obligations as of June 30, 2013.

	Payments Due by Period
	(in millions)
		Less Than			After
	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt	$1,827.7	$8.2	$14.0	$14.0	$1,791.5
Scheduled interest payments on long-term debt (1)	742.5	89.0	177.0	175.9	300.6
Operating lease obligations	2,258.7	254.8	518.2	461.7	1,024.0
Capital lease obligations	228.0	14.3	34.0	37.5	142.2
Scheduled interest payments on capital leases	121.6	18.1	31.9	25.3	46.3

(1)

Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates currently in effect. The average interest rates currently in effect on our fixed rate and variable rate debt are 5.2% and 3.2%, respectively.

Off-Balance Sheet Arrangements

Other than the operating leases and purchase commitments detailed in the table “Contractual Obligations” above, we do not have any off-balance sheet arrangements.

Cinemark USA, Inc. 4.875% Senior Notes

On May 24, 2013, Cinemark USA, Inc. issued $530.0 million aggregate principal amount of 4.875% senior notes due 2023, at par value, (the “4.875% Senior Notes”). Proceeds, after payment of fees, were used to finance a redemption of the 8.625% Senior Notes due 2019. Interest on the 4.875% Senior Notes is payable on June 1 and December 1 of each year, beginning December 1, 2013. The 4.875% Senior Notes mature on June 1, 2023.

The 4.875% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of Cinemark USA, Inc.’s subsidiaries that guarantee, assume or become liable with respect to any of Cinemark USA, Inc.’s or a guarantor’s debt. The 4.875% Senior Notes and the guarantees are senior unsecured obligations and rank equally in right of payment with all of Cinemark USA, Inc.’s and its guarantor’s existing and future senior unsecured debt and senior in right of payment to all of Cinemark USA, Inc.’s and its guarantor’s existing and future senior subordinated debt. The 4.875% Senior Notes and the guarantees are effectively subordinated to all of Cinemark USA, Inc.’s and its guarantor’s existing and future secured debt to the extent of the value of the assets securing such debt, including all borrowings under Cinemark USA, Inc.’s amended senior secured credit facility. The 4.875% Senior Notes and the guarantees are structurally subordinated to all existing and future debt and other liabilities of Cinemark USA, Inc.’s subsidiaries that do not guarantee the 4.875% Senior Notes.

The indenture to the 4.875% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of June 30, 2013, Cinemark USA, Inc. could have distributed up to approximately $1,245.7 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 4.875% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 4.875% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 4.875% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of June 30, 2013 was approximately 6.4 to 1.

Prior to June 1, 2018, Cinemark USA, Inc. may redeem all or any part of the 4.875% Senior Notes at its option at 100% of the principal amount plus a make-whole premium plus accrued and unpaid interest on the 4.875% Senior Notes to the date of redemption. After June 1, 2018, Cinemark USA, Inc. may redeem the 4.875% Senior Notes in whole or in part at redemption prices specified in the indenture. In addition, prior to June 1, 2016, Cinemark USA, Inc. may redeem up to 35% of the aggregate principal amount of the 4.875% Senior Notes from the net proceeds of certain equity offerings at the redemption price set forth in the indenture.

On June 26, 2013, Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the Securities and Exchange Commission, or the Commission, pursuant to which Cinemark USA, Inc. offered to exchange the 4.875% Senior Notes for substantially identical notes registered under the Securities Act of 1933, as amended, that do not contain terms restricting the transfer thereof or providing for registration rights. The registration statement was declared effective by the Commission on July 9, 2013.

Amended Senior Secured Credit Facility

On December 18, 2012, Cinemark USA, Inc. amended and restated its senior secured credit facility to include a seven year $700.0 million term loan and a five year $100.0 million revolving credit line (the “Amended Senior Secured Credit Facility”). The proceeds from the Amended Senior Secured Credit Facility, combined with a portion of the proceeds from the issuance of the 5.125% Senior Notes discussed below, were used to refinance Cinemark USA, Inc.’s former senior secured credit facility. The term loan under the Amended Senior Secured Credit Facility matures in December 2019. The revolving credit line matures in December 2017. Quarterly principal payments in the amount of $1.75 million are due on the term loan through September 2019 with the remaining principal of $652.8 million due on December 18, 2019.

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

The dividend restriction contained in the Amended Senior Secured Credit Facility prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Amended Senior Secured Credit Facility; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Amended Senior Secured Credit Facility, and (c) certain other defined amounts. As of June 30, 2013, Cinemark USA, Inc. could have distributed up to approximately $1,469.6 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the Amended Senior Secured Credit Facility, subject to its available cash and other borrowing restrictions outlined in the agreement.

At June 30, 2013, there was $696.5 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $100.0 million in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the Amended Senior Secured Credit Facility at June 30, 2013 was approximately 4.0% per annum.

Cinemark USA, Inc. 5.125% Senior Notes

On December 18, 2012, Cinemark USA, Inc. issued $400.0 million aggregate principal amount of 5.125% senior notes due 2022, at par value (the “5.125% Senior Notes”). A portion of the proceeds were used to refinance a portion of the former senior secured credit facility and to fund the purchase price for the Rave Acquisition (see Note 6 to the condensed consolidated financial statements) and the remainder is expected to be used for general corporate purposes. Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year, beginning June 15, 2013. The 5.125% Senior Notes mature on December 15, 2022.

The 5.125% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of Cinemark USA, Inc.’s subsidiaries that guarantee, assume or become liable with respect to any of Cinemark USA, Inc.’s or a guarantor’s debt. The 5.125% Senior Notes and the guarantees are senior unsecured obligations and rank equally in right of payment with all of Cinemark USA, Inc.’s and its guarantor’s existing and future senior unsecured debt and senior in right of payment to all of Cinemark USA, Inc.’s and its guarantor’s existing and future subordinated debt. The 5.125% Senior Notes and the guarantees are effectively subordinated to all of Cinemark USA, Inc.’s and its guarantor’s existing and future secured debt to the extent of the value of the assets securing such debt, including all borrowings under Cinemark USA, Inc.’s amended senior secured credit facility. The 5.125% Senior Notes and the guarantees are structurally subordinated to all existing and future debt and other liabilities of Cinemark USA, Inc.’s subsidiaries that do not guarantee the 5.125% Senior Notes.

The indenture to the 5.125% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of June 30, 2013, Cinemark USA, Inc. could have distributed up to approximately $1,246.8 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 5.125% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 5.125% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 5.125% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of June 30, 2013 was approximately 6.7 to 1.

Prior to December 15, 2017, Cinemark USA, Inc. may redeem all or any part of the 5.125% Senior Notes at its option at 100% of the principal amount plus a make-whole premium. After December 15, 2017, Cinemark USA, Inc. may redeem the 5.125% Senior Notes in whole or in part at redemption prices described in the 5.125% Senior Notes. In addition, Cinemark USA, Inc. may redeem up to 35% of the aggregate principal amount of the 5.125% Senior Notes from the net proceeds of certain equity offerings at the redemption price set forth in the 5.125% Senior Notes.

On April 16, 2013, Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the Commission, pursuant to which Cinemark USA, Inc. offered to exchange the 5.125% Senior Notes for substantially identical notes registered under the Securities Act. The registration statement was declared effective by the Commission on April 25, 2013. On May 23, 2013 Cinemark USA, Inc. exchanged registered 5.125% Senior Notes for all of the outstanding 5.125% Senior Notes.

Cinemark USA, Inc. 7.375% Senior Subordinated Notes

On June 3, 2011, Cinemark USA, Inc. issued $200.0 million aggregate principal amount of 7.375% senior subordinated notes due 2021, at par value (the “Senior Subordinated Notes”). The proceeds, after payment of fees, were primarily used to fund the prepayment of the remaining $157.2 million of Cinemark USA, Inc.’s unextended portion of term loan debt under its former senior secured credit facility. Interest on the Senior Subordinated Notes is payable on June 15 and December 15 of each year. The Senior Subordinated Notes mature on June 15, 2021.

The Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several senior subordinated unsecured basis by certain of Cinemark USA, Inc.’s subsidiaries that guarantee, assume or become liable with respect to any of Cinemark USA, Inc.’s or a guarantor’s other debt. The Senior Subordinated Notes and the guarantees are senior subordinated unsecured obligations and rank equally in right of payment with all of Cinemark USA, Inc.’s and a guarantor’s future senior subordinated indebtedness; are subordinate in right of payment to all of Cinemark USA, Inc.’s and a guarantor’s existing and future senior indebtedness, whether secured or unsecured, including Cinemark USA, Inc.’s obligations under its Amended Senior Secured Credit Facility, its 5.125% Senior Notes and 4.875% Senior Notes; and structurally subordinate to all existing and future indebtedness and other liabilities of Cinemark USA, Inc.’s non-guarantor subsidiaries.

The indenture to the Senior Subordinated Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of June 30, 2013, Cinemark USA, Inc. could have distributed up to approximately $1,232.1 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the Senior Subordinated Notes, subject to its available cash and other borrowing restrictions outlined in the indenture governing the Senior Subordinated Notes. Upon a change of control, as defined in the indenture, Cinemark USA, Inc. would be required to make an offer to repurchase the Senior Subordinated Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1, and our actual ratio as of June 30, 2013 was approximately 6.5 to 1.

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

Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the Commission on July 27, 2011 pursuant to which Cinemark USA, Inc. offered to exchange the Senior Subordinated Notes for substantially similar registered Senior Subordinated Notes. The registration statement became effective August 4, 2011, and approximately $199.5 million of the notes were exchanged on September 7, 2011. The registered Senior Subordinated Notes, issued in the exchange, do not have transfer restrictions. Approximately $0.5 million of the Senior Subordinated Notes were not exchanged as of June 30, 2013.

Cinemark USA, Inc. 8.625% Senior Notes

On June 29, 2009, Cinemark USA, Inc. issued $470.0 million aggregate principal amount of 8.625% senior notes due 2019 (the “8.625% Senior Notes”), with an original issue discount of $11.5 million, resulting in proceeds of approximately $458.5 million. The proceeds were primarily used to fund the repurchase of the then remaining outstanding $419.4 million aggregate principal amount at maturity of Cinemark, Inc.’s 9.75% senior discount notes.

On June 24, 2013, Cinemark USA, Inc. redeemed its 8.625% Senior Notes at a premium of 112.035% plus accrued and unpaid interest, utilizing the proceeds from the issuance of the 4.875% Senior Notes discussed above. As a result of the redemption, we wrote-off approximately $8.0 million in unamortized bond discount and $7.6 million in unamortized debt issue costs, paid a make-whole premium of approximately $56.6 million and paid other fees of $0.1 million, all of which are reflected in loss on early retirement of debt during the three and six months ended June 30, 2013.

Covenant Compliance

As of June 30, 2013, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

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

Interest Rate Risk

We are currently party to variable rate debt facilities. An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt facilities. At June 30, 2013, there was an aggregate of approximately $246.5 million of variable rate debt outstanding under these facilities, which excludes $450.0 million of Cinemark USA, Inc.’s term loan debt that is hedged with the Company’s interest rate swap agreements in effect as of June 30, 2013 as discussed below. Based on the interest rates in effect on the variable rate debt outstanding at June 30, 2013, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $2.5 million.

Our interest rate swap agreements qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on our condensed consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive loss and the ineffective portion reported in earnings.

Below is a summary of our interest rate swap agreements as of June 30, 2013:

Nominal Amount (in millions)	Effective Date	Pay Rate	Receive Rate	Expiration Date
$175.0	December 2010	1.3975%	1-month LIBOR	September 2015
$175.0	December 2010	1.4000%	1-month LIBOR	September 2015
$100.0	November 2011	1.7150%	1-month LIBOR	April 2016

$450.0

The table below provides information about our fixed rate and variable rate long-term debt agreements as of June 30, 2013:

	Expected Maturity for the Twelve-Month Periods Ending June 30,								Average
	(in millions)								Interest
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value	Rate
Fixed rate (1)	$1.2	$—	$—	$—	$—	$1,580.0	$1,581.2	$1,562.5	5.2%
Variable rate	7.0	7.0	7.0	7.0	7.0	211.5	246.5	246.5	3.2%

Total debt	$8.2	$7.0	$7.0	$7.0	$7.0	$1,791.5	$1,827.7	$1,809.0

(1)	Includes $450.0 million of the Cinemark USA, Inc. term loan, which represents the debt hedged with the Company’s interest rate swap agreements in effect as of June 30, 2013 discussed above.

Foreign Currency Exchange Rate Risk

There have been no material changes in foreign currency exchange rate risk previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K filed February 28, 2013.

Item 4.	Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2013, we carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

*31.1	Certification of Tim Warner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Tim Warner, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Financial Statements from the quarterly report on Form 10-Q of Cinemark Holdings, Inc. for the quarter ended June 30, 2013, filed August 6, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK HOLDINGS, INC.
Registrant
DATE: August 6, 2013

/s/ Tim Warner
Tim Warner
Chief Executive Officer

/s/ Robert Copple
Robert Copple
Chief Financial Officer

EXHIBIT INDEX

*31.1	Certification of Tim Warner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Tim Warner, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the quarterly report on Form 10-Q of Cinemark Holdings, Inc. for the quarter ended June 30, 2013, filed August 6, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.