Form 10-Q
period 2013-09-30
Cinemark Holdings, Inc.
filed 2013-11-07
CIK 1385280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, 115,335,511 shares of common stock were issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data, unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$479,779	$742,664
Inventories	12,324	12,571
Accounts receivable	75,335	57,122
Current income tax receivable	1,536	7,129
Current deferred tax asset	16,908	14,397
Prepaid expenses and other	14,578	11,278

Total current assets	600,460	845,161
Theatre properties and equipment	2,476,990	2,284,129
Less accumulated depreciation and amortization	1,059,967	979,171

Theatre properties and equipment, net	1,417,023	1,304,958
Other assets
Goodwill	1,328,842	1,150,811
Intangible assets - net	368,972	330,741
Investment in NCM	179,415	78,123
Investment in DCIP	34,924	23,012
Investment in marketable securities - RealD	8,559	13,707
Investments in and advances to affiliates	4,199	1,482
Long-term deferred tax asset	12,987	13,187
Deferred charges and other assets - net	127,517	102,044

Total other assets	2,065,415	1,713,107

Total assets	$4,082,898	$3,863,226

Liabilities and equity
Current liabilities
Current portion of long-term debt	$9,014	$9,546
Current portion of capital lease obligations	14,173	11,064
Current income tax payable	19,079	8,891
Current liability for uncertain tax positions	—	14,900
Accounts payable and accrued expenses	283,010	293,803

Total current liabilities	325,276	338,204
Long-term liabilities
Long-term debt, less current portion	1,817,750	1,754,464
Capital lease obligations, less current portion	207,914	139,107
Long-term deferred tax liability	145,712	177,960
Long-term liability for uncertain tax positions	19,752	19,575
Deferred lease expenses	42,257	38,297
Deferred revenue - NCM	336,096	241,305
Other long-term liabilities	78,034	59,330

Total long-term liabilities	2,647,515	2,430,038
Commitments and contingencies (see Note 20)
Equity
Cinemark Holdings, Inc.’s stockholders’ equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 119,026,467 shares issued and 115,332,338 shares outstanding at September 30, 2013 and 118,502,752 shares issued and 114,949,667 shares outstanding at December 31, 2012	119	118
Additional paid-in-capital	1,073,330	1,064,016
Treasury stock, 3,694,129 and 3,553,085 shares, at cost, at September 30, 2013 and December 31, 2012, respectively	(51,946)	(48,482)
Retained earnings	161,324	106,111
Accumulated other comprehensive loss	(83,517)	(37,698)

Total Cinemark Holdings, Inc.’s stockholders’ equity	1,099,310	1,084,065
Noncontrolling interests	10,797	10,919

Total equity	1,110,107	1,094,984

Total liabilities and equity	$4,082,898	$3,863,226

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues
Admissions	$479,631	$402,440	$1,293,528	$1,194,306
Concession	242,257	200,112	643,399	581,346
Other	35,678	31,021	94,034	86,345

Total revenues	757,566	633,573	2,030,961	1,861,997
Cost of operations
Film rentals and advertising	254,792	214,002	692,219	636,718
Concession supplies	38,971	32,924	103,992	93,162
Salaries and wages	73,267	63,707	198,821	184,548
Facility lease expense	85,085	72,883	230,827	213,059
Utilities and other	84,723	74,336	229,835	210,419
General and administrative expenses	42,395	36,996	120,720	107,011
Depreciation and amortization	42,399	36,897	120,165	110,054
Impairment of long-lived assets	131	976	2,076	1,472
(Gain) loss on sale of assets and other	611	6,699	(2,532)	8,004

Total cost of operations	622,374	539,420	1,696,123	1,564,447

Operating income	135,192	94,153	334,838	297,550
Other income (expense)
Interest expense	(29,478)	(30,861)	(96,542)	(94,369)
Interest income	1,569	1,396	2,966	3,656
Foreign currency exchange gain (loss)	(507)	1,215	(847)	1,662
Loss on early retirement of debt	—	—	(72,302)	—
Distributions from NCM	5,622	4,673	13,418	13,090
Equity in income of affiliates	11,733	6,844	15,839	9,622

Total other expense	(11,061)	(16,733)	(137,468)	(66,339)

Income before income taxes	124,131	77,420	197,370	231,211
Income taxes	43,386	29,453	62,726	88,229

Net income	$80,745	$47,967	$134,644	$142,982
Less: Net income attributable to noncontrolling interests	726	582	1,766	1,855

Net income attributable to Cinemark Holdings, Inc.	$80,019	$47,385	$132,878	$141,127

Weighted average shares outstanding
Basic	114,050	113,355	113,836	113,161

Diluted	114,449	113,814	114,291	113,664

Earnings per share attributable to Cinemark Holdings, Inc.’s common stockholders
Basic	$0.69	$0.41	$1.15	$1.23

Diluted	$0.69	$0.41	$1.15	$1.23

Dividends declared per common share	$0.25	$0.21	$0.67	$0.63

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$80,745	$47,967	$134,644	$142,982
Other comprehensive income (loss), net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes of $70, $48, $1,461 and $72	115	(79)	2,481	(35)
Unrealized gain (loss) due to fair value adjustments on available-for-sale securities, net of taxes of $3,181, $2,760, $1,933 and $459	(5,256)	(4,601)	(3,215)	764
Amortization of accumulated other comprehensive loss on terminated interest rate swap agreement	—	494	—	2,470
Other comprehensive income in equity method investments	1,776	—	3,454	—
Foreign currency translation adjustments	(9,518)	7,354	(48,759)	(16,086)

Total other comprehensive income (loss), net of tax	(12,883)	3,168	(46,039)	(12,887)

Total comprehensive income, net of tax	67,862	51,135	88,605	130,095
Comprehensive income attributable to noncontrolling interests	(621)	(593)	(1,546)	(1,673)

Comprehensive income attributable to Cinemark Holdings, Inc.	$67,241	$50,542	$87,059	$128,422

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine months ended September 30,
	2013	2012
Operating activities
Net income	$134,644	$142,982
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	117,195	106,838
Amortization of intangible and other assets and favorable/unfavorable leases	2,970	3,216
Amortization of long-term prepaid rents	2,104	1,988
Amortization of debt issue costs	4,165	3,575
Amortization of deferred revenues, deferred lease incentives and other	(8,478)	(6,890)
Amortization of accumulated other comprehensive loss related to terminated interest rate swap agreement	—	2,470
Fair value change in interest rate swap agreements not designated as hedges	—	(761)
Amortization of bond discount	482	692
Impairment of long-lived assets	2,076	1,472
Share based awards compensation expense	10,346	10,165
(Gain) loss on sale of assets and other	(2,532)	8,004
Write-off of unamortized debt discount and debt issue costs related to early retirement of debt	15,688	—
Deferred lease expenses	4,038	3,327
Deferred income tax expenses	(34,087)	6,935
Equity in income of affiliates	(15,839)	(9,622)
Interest paid on redemption of senior notes	(8,054)	—
Distributions from equity investees	7,645	4,563
Changes in assets and liabilities	(53,870)	(4,779)

Net cash provided by operating activities	178,493	274,175
Investing activities
Additions to theatre properties and equipment	(159,488)	(146,527)
Proceeds from sale of theatre properties and equipment	29,880	737
Acquisitions of theatres in U.S., net of cash acquired	(259,247)	(14,080)
Investment in DCIP and other	(5,080)	(1,375)

Net cash used for investing activities	(393,935)	(161,245)
Financing activities
Proceeds from stock option exercises	58	4
Payroll taxes paid as a result of restricted stock withholdings	(3,464)	(3,263)
Dividends paid to stockholders	(77,191)	(72,236)
Issuance of senior notes	530,000	—
Other short-term borrowings	1,473	—
Redemption of senior notes	(461,946)	—
Repayments of long-term debt	(7,060)	(9,051)
Payment of debt issue costs	(9,328)	—
Payments on capital leases	(8,480)	(6,958)
Purchase of noncontrolling interest share of Adamark S.A., a Brazilian subsidiary	(5,621)	—
Other	2,861	39

Net cash used for financing activities	(38,698)	(91,465)
Effect of exchange rate changes on cash and cash equivalents	(8,745)	(2,114)

Increase (decrease) in cash and cash equivalents	(262,885)	19,351
Cash and cash equivalents:
Beginning of period	742,664	521,408

End of period	$479,779	$540,759

Supplemental information (see Note 17)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

1. The Company and Basis of Presentation

Cinemark Holdings, Inc. and subsidiaries (the “Company”) is a leader in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Brazil, Mexico, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. The Company also managed additional theatres in the U.S., Brazil, and Colombia during the nine months ended September 30, 2013.

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

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2012, included in the Annual Report on Form 10-K filed February 28, 2013 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results to be achieved for the full year.

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

During February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 amended existing guidance by requiring additional disclosure either on the face of the income statement or in the notes to the financial statements of significant amounts reclassified out of accumulated other comprehensive income. ASU 2013-02 requires prospective adoption and affects financial statement disclosures only. For public entities, the new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a significant impact on our condensed consolidated financial statements. See Note 12 for changes in accumulated other comprehensive loss, including amounts reclassified out of accumulated other comprehensive loss, for the three and nine months ended September 30, 2013 and 2012.

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

The following table presents computations of basic and diluted earnings per share under the two-class method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to Cinemark Holdings, Inc.	$80,019	$47,385	$132,878	$141,127
Earnings allocated to participating share-based awards (1)	(880)	(630)	(1,367)	(1,674)

Net income attributable to common stockholders	$79,139	$46,755	$131,511	$139,453

Denominator (shares in thousands):
Basic weighted average common stock outstanding	114,050	113,355	113,836	113,161
Common equivalent shares for stock options	8	40	9	39
Common equivalent shares for restricted stock units	391	419	446	464

Diluted	114,449	113,814	114,291	113,664

Basic earnings per share attributable to common stockholders	$0.69	$0.41	$1.15	$1.23

Diluted earnings per share attributable to common stockholders	$0.69	$0.41	$1.15	$1.23

(1)	For the three months ended September 30, 2013 and 2012, a weighted average of approximately 1,272 and 1,535 shares of unvested restricted stock, respectively, were considered participating securities. For the nine months ended September 30, 2013 and 2012, a weighted average of approximately 1,191 and 1,364 shares of unvested restricted stock, respectively, were considered participating securities.

4. Income Taxes

During the nine months ended September 30, 2013, the Company recorded income tax expense of approximately $62,726, which resulted in a tax rate of approximately 31.8%. The effective tax rate reflects the impact of items related to the Company’s Mexico subsidiaries.

5. Long-Term Debt Activity

Issuance of 4.875% Senior Notes Due 2023

On May 24, 2013, Cinemark USA, Inc. issued $530,000 aggregate principal amount of 4.875% senior notes due 2023, at par value (the “4.875% Senior Notes”). Proceeds, after payment of fees, were used to finance a redemption of the 8.625% Senior Notes due 2019 discussed below. Interest on the 4.875% Senior Notes is payable on June 1 and December 1 of each year, beginning December 1, 2013. The 4.875% Senior Notes mature on June 1, 2023. The Company incurred debt issue costs of approximately $8,258 in connection with the issuance.

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

On June 26, 2013, Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the Securities and Exchange Commission (the “Commission”), pursuant to which Cinemark USA, Inc. offered to exchange the 4.875% Senior Notes for substantially identical notes registered under the Securities Act of 1933, as amended, that do not contain terms restricting the transfer thereof or providing for registration rights. The registration statement was declared effective by the Commission on July 9, 2013. On August 7, 2013, Cinemark USA, Inc. completed the exchange of registered 4.875% Senior Notes for all of the outstanding 4.875% Senior Notes.

Redemption of 8.625% Senior Notes

On June 24, 2013, Cinemark USA, Inc. redeemed its $470,000 8.625% senior notes at 112.035% of the principal amount, inclusive of a make-whole premium, plus accrued and unpaid interest, utilizing the proceeds from the issuance of the Cinemark USA, Inc. 4.875% Senior Notes discussed above. As a result of the redemption, the Company wrote-off approximately $8,054 in unamortized bond discount and $7,634 in unamortized debt issue costs, paid a make-whole premium of approximately $56,564 and paid other fees of $50, all of which are reflected in loss on early retirement of debt during the nine months ended September 30, 2013.

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

Issuance of 5.125% Senior Notes Due 2022

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB Accounting Standards Codification (“ASC”) Topic 820-10-35, Fair Value Measurement. The carrying value of the Company’s long-term debt was $1,826,764 and $1,764,010 as of September 30, 2013 and December 31, 2012, respectively. The fair value of the Company’s long-term debt was $1,780,457 and $1,851,246 as of September 30, 2013 and December 31, 2012, respectively.

6. Acquisitions and Dispositions

Acquisition of Rave Theatres

On May 29, 2013, the Company acquired 32 theatres with 483 screens from Rave Real Property Holdco, LLC and certain of its subsidiaries, Rave Cinemas, LLC and RC Processing, LLC (collectively “Rave”) in an asset purchase for approximately $236,875 in cash plus the assumption of certain liabilities (the “Rave Acquisition”). The acquisition resulted in an expansion of the Company’s domestic theatre base into one new state and seven new markets. The transaction was subject to antitrust approval by the Department of Justice or Federal Trade Commission. The Department of Justice required the Company to agree to divest of three of the newly-acquired theatres, which occurred during August 2013 (see discussion below). The Company incurred approximately $500 in transaction costs, which are reflected in general and administrative expenses on the condensed consolidated statements of income for the nine months ended September 30, 2013.

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

The weighted average amortization period for the intangible assets acquired was approximately 14 years as of the acquisition date. The goodwill is fully deductible for tax purposes.

The following unaudited pro forma information summarizes our results of operations as if the Rave Acquisition had occurred as of January 1, 2012:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Total revenues	$757,566	$694,771	$2,125,525	$2,042,253
Income before income taxes	$124,131	$85,791	$206,947	$253,833

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

Disposition of Mexico Subsidiaries

During February 2013, the Company entered into a stock purchase agreement with Grupo Cinemex, S.A. De C.V. pursuant to which the Company will sell its Mexican subsidiaries, which consist of 31 theatres and 290 screens. The sales price, which will be paid in Mexican pesos and is subject to certain closing date adjustments, will be approximately $123,620, based on the exchange rate at September 30, 2013. The transaction is subject to approval by the Mexican Federal Competition Commission (the “Competition Commission”). During August 2013, the Competition Commission voted three to two to block the transaction and the Company has filed an appeal for the Competition Commission to reconsider the sale. The Company expects the Competition Commission to respond to the appeal during the fourth quarter of 2013.

Disposition of Recently Acquired Rave Theatres

In conjunction with the Rave Acquisition, the Company was required to divest of three theatres pursuant to a Hold Separate Agreement with the Department of Justice. On July 17, 2013, the Company entered into a definitive agreement to sell these three theatres to Carmike Cinemas, Inc. The transaction was approved by the Department of Justice and closed on August 16, 2013.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

7. Equity

Below is a summary of changes in stockholders’ equity attributable to Cinemark Holdings, Inc., noncontrolling interests and total equity for the nine months ended September 30, 2013 and 2012:

	Cinemark Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2013	$1,084,065	$10,919	$1,094,984
Purchase of noncontrolling interest’s share of Adamark S.A., a Brazilian subsidiary	(4,618)	(1,003)	(5,621)
Share based awards compensation expense	10,346	—	10,346
Stock withholdings related to restricted stock and restricted stock units that vested during the nine months ended September 30, 2013	(3,464)	—	(3,464)
Exercise of stock options	58	—	58
Tax benefit related to restricted stock and restricted stock unit vesting and dividends paid on unvested stock	3,529	—	3,529
Dividends paid to stockholders(1)	(77,191)	—	(77,191)
Dividends accrued on unvested restricted stock unit awards	(474)	—	(474)
Dividends paid to noncontrolling interests	—	(665)	(665)
Net income	132,878	1,766	134,644
Fair value adjustments on interest rate swap agreements designated as hedges, net of taxes of $1,461	2,481	—	2,481
Fair value adjustments on available-for-sale securities, net of taxes of $1,933	(3,215)	—	(3,215)
Other comprehensive income in equity method investees	3,454	—	3,454
Foreign currency translation adjustments	(48,539)	(220)	(48,759)

Balance at September 30, 2013	$1,099,310	$10,797	$1,110,107

(1)	Below is a summary of dividends paid to stockholders during the nine months ended September 30, 2013:

Declaration Date	Record Date	Date Paid	Amount per Share of Common Stock	Total Amount Paid
02/12/13	03/04/13	03/15/13	$0.21	$24,140
05/24/13	06/06/13	06/20/13	$0.21	24,216
08/15/13	08/28/13	09/12/13	$0.25	28,835

Total			$0.67	$77,191

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	Cinemark Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2012	$1,012,877	$10,762	$1,023,639
Share based awards compensation expense	10,165	—	10,165
Stock withholdings related to restricted stock and restricted stock units that vested during the nine months ended September 30, 2012	(3,263)	—	(3,263)
Exercise of stock options	4	—	4
Tax benefit related to restricted stock and restricted stock unit vesting and dividends paid on unvested restricted stock	860	—	860
Dividends paid to stockholders	(72,236)	—	(72,236)
Dividends accrued on unvested restricted stock unit awards	(460)	—	(460)
Dividends paid to noncontrolling interests	—	(706)	(706)
Net income	141,127	1,855	142,982
Fair value adjustments on interest rate swap agreements designated as hedges, net of taxes of $72	(35)	—	(35)
Amortization of accumulated other comprehensive loss on terminated swap agreement	2,470	—	2,470
Fair value adjustments on available-for-sale securities, net of taxes of $459	764	—	764
Foreign currency translation adjustments	(15,904)	(182)	(16,086)

Balance at September 30, 2012	$1,076,369	$11,729	$1,088,098

Purchase of Noncontrolling Interest’s Share of Adamark S.A.

During August 2013, the Company purchased the 49.9% noncontrolling interest share of one of its Brazilian subsidiaries, Adamark S.A., for approximately $5,621 in cash. Adamark S.A. owns two of the Company’s Brazilian theatres. The increase in the Company’s ownership interest in the Brazilian subsidiary was accounted for as an equity transaction in accordance with ASC Topic 810-10-45-23. The Company recorded a decrease in additional paid-in-capital of approximately $4,618, which represented the difference between the cash paid and the book value of the Brazilian subsidiary’s noncontrolling interest account. As a result of this transaction, the Company owns 100% of the shares in Adamark S.A.

Below is a summary of the impact of changes in the Company’s ownership interest in its subsidiary on its equity:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Net income attributable to Cinemark Holdings, Inc.	$80,019	$132,878

Transfers from noncontrolling interests:
Decrease in Cinemark Holdings, Inc. additional paid-in-capital for the buyout of a noncontrolling interest in Brazil	(4,618)	(4,618)

Net transfers from non-controlling interests	(4,618)	(4,618)

Change from net income attributable to Cinemark Holdings, Inc. and transfers from noncontrolling interests	$75,401	$128,260

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

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

			Distributions			Other
	Investment	Deferred	from	Equity in	Other	Comprehensive	Cash
	in NCM	Revenue	NCM	Earnings	Revenue	Income	Received
Balance as of January 1, 2013	$78,123	$(241,305)
Receipt of common units due to annual common unit adjustment	8,869	(8,869)	$—	$—	$—	$—	$—
Receipt of common units due to extraordinary common unit adjustment	89,928	(89,928)	—	—	—	—	—
Revenues earned under ESA (1)	—	—	—	—	(5,818)	—	5,818
Receipt of excess cash distributions	(7,153)	—	(12,091)	—	—	—	19,244
Receipt under tax receivable agreement	(492)	—	(1,327)	—	—	—	1,819
Equity in earnings	8,524	—	—	(8,524)	—	—	—
Equity in other comprehensive income	1,616	—	—	—	—	(1,616)	—
Amortization of deferred revenue	—	4,006	—	—	(4,006)	—	—

Balance as of and for the period ended September 30, 2013	$179,415	$(336,096)	$(13,418)	$(8,524)	$(9,824)	$(1,616)	$26,881

(1)	Amount includes the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $9,061.

During the nine months ended September 30, 2013 and 2012, the Company recorded equity earnings of approximately $8,524 and $3,574, respectively.

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

As of September 30, 2013, the Company owned a total of 23,998,505 common units of NCM, representing an ownership interest of approximately 20%.

Below is summary financial information for NCM for the three and six months ended June 27, 2013 (financial information was not yet available for the nine months ended September 26, 2013).

	Three Months Ended June 27, 2013	Six Months Ended June 27, 2013
Gross revenues	$122,810	$205,029
Operating income	$57,928	$79,563
Net earnings	$41,153	$46,778

9. Investment in Digital Cinema Implementation Partners

On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as Digital Cinema Implementation Partners LLC (“DCIP”) to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. On March 10, 2010, the Company signed a master equipment lease agreement and other related agreements (collectively the “agreements”) with Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company. As of September 30, 2013, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP.

The Company has a variable interest in Kasima through the terms of its master equipment lease agreement; however, the Company has determined that it is not the primary beneficiary of Kasima, as the Company does not have the ability to direct the activities of Kasima that most significantly impact Kasima’s economic performance. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting. During the nine months ended September 30, 2013 and 2012, the Company recorded equity income of approximately $7,315 and $6,144, respectively, relating to this investment.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of changes in the Company’s investment in DCIP for the nine months ended September 30, 2013:

Investment in
DCIP
Balance as of January 1, 2013	$23,012
Cash contributions	2,759
Equity in income	7,315
Equity in other comprehensive income	1,838

Balance as of September 30, 2013	$34,924

The digital projection systems that are leased from Kasima are under an operating lease with an initial term of twelve years that contains ten one-year fair value renewal options. The equipment lease agreement also contains a fair value purchase option. Under the equipment lease agreement, the Company pays minimum annual rent of one thousand dollars per digital projection system for the first six and a half years from the effective date of the agreement and minimum annual rent of three thousand dollars per digital projection system beginning at six and a half years from the effective date through the end of the lease term. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Agreements. Certain of the other rent payments are subject to either a monthly or an annual maximum. As of September 30, 2013, the Company had 3,556 digital projection systems being leased under the master equipment lease agreement with Kasima. The Company recorded equipment lease expense of approximately $5,930 and $5,827 during the nine months ended September 30, 2013 and 2012, respectively, which is included in utilities and other costs on the condensed consolidated statements of income.

Below is summary financial information for DCIP for the three and nine months ended September 30, 2013.

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Revenues	$46,321	$134,398
Operating income	$29,748	$85,274
Net income	$16,530	$30,793

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

As of September 30, 2013, the Company owned 1,222,780 shares in RealD, with an estimated fair value of $8,559, which is based on the closing price of RealD’s common stock on September 30, 2013, and falls under Level 1 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. During the nine months ended September 30, 2013, the Company recorded an unrealized holding loss of approximately $5,148, before taxes, as a component of accumulated other comprehensive loss on the condensed consolidated balance sheet.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of changes in the Company’s investment in RealD for the nine months ended September 30, 2013:

Investment in RealD
Balance as of January 1, 2013	$13,707
Unrealized holding loss	(5,148)

Balance as of September 30, 2013	$8,559

11. Treasury Stock and Share Based Awards

Treasury Stock — Treasury stock represents shares of common stock repurchased or withheld by the Company and not yet retired. The Company has applied the cost method in recording its treasury shares. Below is a summary of the Company’s treasury stock activity for the nine months ended September 30, 2013:

	Number of Treasury Shares	Cost
Balance at January 1, 2013	3,553,085	$48,482
Restricted stock withholdings (1)	119,197	3,464
Restricted stock forfeitures	21,847	—

Balance at September 30, 2013	3,694,129	$51,946

(1)	The Company withheld restricted shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting in restricted stock and restricted stock units. The Company determined the number of shares to be withheld based upon market values ranging from $27.19 to $30.23 per share.

As of September 30, 2013, the Company had no plans to retire any shares of treasury stock.

Stock Options – A summary of stock option activity and related information for the nine months ended September 30, 2013 is as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2013	22,022	$7.63
Exercised	(7,438)	$7.63

Outstanding at September 30, 2013	14,584	$7.63	$352

Options exercisable at September 30, 2013	14,584	$7.63	$352

All outstanding stock options were fully vested as of April 2, 2009. There were no stock options granted or forfeited during the nine months ended September 30, 2013. The total intrinsic value of options exercised during the nine months ended September 30, 2013 was $168. The Company recognized a tax benefit of approximately $71 during the nine months ended September 30, 2013 related to these stock option exercises. Options outstanding at September 30, 2013 have an average remaining contractual life of approximately one year.

Restricted Stock – During the nine months ended September 30, 2013, the Company granted 220,526 shares of restricted stock to directors and employees of the Company. The fair value of the restricted stock granted was determined based on the market value of the Company’s common stock on the date of grant, which ranged from $27.92 to $29.44 per share. The Company assumed forfeiture rates ranging from 0% to 5% for the restricted stock awards. Restricted stock granted to directors vests over a one-year period. Certain of the restricted stock granted to employees vests over three years based on continued service and the remaining restricted stock granted to employees vests over four years based on continued service. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of restricted stock activity for the nine months ended September 30, 2013:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	1,534,163	$18.85
Granted	220,526	$29.28
Vested	(461,060)	$15.50
Forfeited	(21,847)	$22.85

Outstanding at September 30, 2013	1,271,782	$21.81

Unvested restricted stock at September 30, 2013	1,271,782	$21.81

The Company receives an income tax deduction upon vesting of the restricted stock awards. The total fair value of shares that vested during the nine months ended September 30, 2013 was $13,440. The Company recognized a tax benefit of approximately $4,268 during the nine months ended September 30, 2013 related to these vested shares.

The Company recorded compensation expense of $7,823 and $8,004 related to restricted stock awards during the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, the remaining unrecognized compensation expense related to restricted stock awards was $16,850 and the weighted average period over which this remaining compensation expense will be recognized is approximately two years.

Restricted Stock Units – During the nine months ended September 30, 2013, the Company granted restricted stock units representing 115,107 hypothetical shares of common stock to employees. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the three fiscal year period ending December 31, 2015 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments as defined in the restricted stock unit award agreement. The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity. If the IRR for the three year period is at least 8.5%, which is the threshold, one-third of the restricted stock units vest. If the IRR for the three year period is at least 10.5%, which is the target, two-thirds of the restricted stock units vest. If the IRR for the three year period is at least 12.5%, which is the maximum, 100% of the restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. All payouts of restricted stock units that vest will be subject to an additional one year service requirement and will be paid in the form of common stock if the participant continues to provide services through March 2017, which is the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards vest.

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the nine months ended September 30, 2013 at each of the three target levels of financial performance (excluding forfeiture assumptions):

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

The Company recorded compensation expense of $2,523 and $2,161 related to restricted stock unit awards during the nine months ended September 30, 2013 and 2012, respectively.

During the nine months ended September 30, 2013, 11,498 restricted stock unit awards were forfeited. During the nine months ended September 30, 2013, 295,751 restricted stock unit awards vested. Upon vesting, each restricted stock unit was converted into one share of the Company’s common stock. In addition, the Company paid approximately $939 in dividends on the vested restricted stock units, which represented dividends that had accumulated on the awards since they were granted. The fair value of the restricted stock unit awards that vested during the nine months ended September 30, 2013 was approximately $8,723. The Company recognized a tax benefit of approximately $3,663 during the nine months ended September 30, 2013 related to these vested awards.

As of September 30, 2013, the remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $4,602. The weighted average period over which this remaining compensation expense will be recognized is approximately one year. As of September 30, 2013, the Company had restricted stock units outstanding that represented a total of 802,529 hypothetical shares of common stock, net of actual cumulative forfeitures of 11,498 units, assuming the maximum IRR level is achieved for each of the grants.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of the Company’s current interest rate swap agreements designated as cash flow hedges as of September 30, 2013:

							Estimated
Nominal Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	Current Liability (1)	Long- Term Liability (2)	Total Fair Value at September 30, 2013
$175,000	December 2010	1.3975%	1-Month LIBOR	September 2015	$1,961	$1,624	$3,585
$175,000	December 2010	1.4000%	1-Month LIBOR	September 2015	1,991	1,614	3,605
$100,000	November 2011	1.7150%	1-Month LIBOR	April 2016	1,437	1,623	3,060

$450,000					$5,389	$4,861	$10,250

(1)	Included in accounts payable and accrued expenses on the condensed consolidated balance sheet as of September 30, 2013.
(2)	Included in other long-term liabilities on the condensed consolidated balance sheet as of September 30, 2013.

The Company amortized approximately $2,470 to interest expense during the nine months ended September 30, 2012 related to a previously terminated interest rate swap agreement. The accumulated other comprehensive loss related to the terminated interest rate swap agreement became fully amortized in August 2012. See Note 15 for additional information about the Company’s fair value measurements related to its interest rate swap agreements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The changes in accumulated other comprehensive loss, net of taxes, related to the Company’s interest rate swap agreements for the three months ended September 30, 2013 and 2012 were as follows:

	Interest Rate Swaps
	2013	2012
Beginning balances – July 1	$(6,501)	$(10,338)

Other comprehensive loss before reclassifications, net of taxes	(1,352)	(5,000)
Amounts reclassified from accumulated other comprehensive loss to interest expense	1,467	5,415

Net other comprehensive income	$115	$415

Ending balances – September 30	$(6,386)	$(9,923)

The changes in accumulated other comprehensive loss, net of taxes, related to the Company’s interest rate swap agreements for the nine months ended September 30, 2013 and 2012 were as follows:

	Interest Rate Swaps
	2013	2012
Beginning balances – January 1	$(8,867)	$(12,358)

Other comprehensive loss before reclassifications, net of taxes	(1,866)	(11,219)
Amounts reclassified from accumulated other comprehensive loss to interest expense	4,347	13,654

Net other comprehensive income	$2,481	$2,435

Ending balances – September 30	$(6,386)	$(9,923)

13. Goodwill and Other Intangible Assets

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2013 (1)	$956,997	$193,814	$1,150,811
Acquisition of U.S. theatres (Note 6)	203,827	—	203,827
Disposition of U.S. theatres (Note 6)	(10,353)	—	(10,353)
Foreign currency translation adjustments	—	(15,443)	(15,443)

Balance at September 30, 2013 (1)	$1,150,471	$178,371	$1,328,842

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.

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

No events or changes in circumstances occurred during the nine months ended September 30, 2013 that indicated the carrying value of goodwill might exceed its estimated fair value.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Intangible assets consisted of the following:

	Balance at January 1,				Balance at September 30,
	2013	Acquisitions (2)	Amortization	Other (1)	2013
Intangible assets with finite lives:
Gross carrying amount	$71,921	$44,487	$—	$(2,246)	$114,162
Accumulated amortization	(51,354)	—	(4,207)	726	(54,835)

Total net intangible assets with finite lives	$20,567	$44,487	$(4,207)	$(1,520)	$59,327
Intangible assets with indefinite lives:
Tradename	310,174	—	—	(529)	309,645

Total intangible assets — net	$330,741	$44,487	$(4,207)	$(2,049)	$368,972

(1)	Consists primarily of foreign currency translation adjustments and the write-off of intangibles associated with theatres sold during the nine months ended September 30, 2013.
(2)	Consists of definite-lived tradename, favorable leases and other intangible assets (see Note 6).

Estimated aggregate future amortization expense for intangible assets is as follows:

For the three months ended December 31, 2013	$1,909
For the twelve months ended December 31, 2014	6,934
For the twelve months ended December 31, 2015	6,641
For the twelve months ended December 31, 2016	6,418
For the twelve months ended December 31, 2017	5,773
Thereafter	31,652

Total	$59,327

14. Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of approximately twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the nine months ended September 30, 2013 and 2012. As of September 30, 2013, the estimated aggregate fair value of the long-lived assets impaired during the nine months ended September 30, 2013 was approximately $327.

The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
United States theatre properties	$131	$884	$901	$1,261
International theatre properties	—	92	1,175	211

Impairment of long-lived assets	$131	$976	$2,076	$1,472

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

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of September 30, 2013:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities – current (see Note 12)	$(5,389)	$—	$—	$(5,389)
Interest rate swap liabilities – long-term (see Note 12)	$(4,861)	$—	$—	$(4,861)
Investment in RealD (see Note 10)	$8,559	$8,559	$—	$—

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

Below is a reconciliation of the beginning and ending balance for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Liabilities
	2013	2012
Beginning balances - January 1	$14,192	$16,576
Total loss included in accumulated other comprehensive loss	405	11,291
Total gain included in earnings	—	(761)
Settlements	(4,347)	(11,184)

Ending balances – September 30	$10,250	$15,922

The Company also uses the income approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 13 and Note 14). Additionally, the Company uses the market approach to estimate the fair value of its long-term debt (see Note 5). There were no changes in valuation techniques during the period. There were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2013.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

16. Foreign Currency Translation

The accumulated other comprehensive loss account in stockholders’ equity of $37,698 and $83,517 at December 31, 2012 and September 30, 2013, respectively, includes cumulative foreign currency adjustments of $31,330 and $79,869, respectively, from translating the financial statements of the Company’s international subsidiaries, and also includes the change in fair values of the Company’s interest rate swap agreements that are designated as hedges and the change in fair value of the Company’s available-for-sale securities.

All foreign countries where the Company has operations are non-highly inflationary and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.

Below is a summary of the impact of translating the September 30, 2013 financial statements of certain of the Company’s international subsidiaries:

				Other Comprehensive Loss for The
	Exchange Rate as of		Total Assets at	Nine Months Ended
Country	September 30, 2013	December 31, 2012	September 30, 2013	September 30, 2013
Brazil	2.28	2.05	$330,871	$(24,042)
Argentina	5.74	4.91	$128,482	(15,347)
Mexico	13.08	13.02	$117,884	(888)
Colombia	1,919.51	1,768.23	$54,619	(2,742)
Peru	2.83	2.56	$41,480	(3,461)
All other				(2,059)

				$(48,539)

17. Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Nine Months Ended
	September 30,
	2013	2012
Cash paid for interest	$74,071	$75,737
Cash paid for income taxes, net of refunds received	$86,333	$63,638
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$5,937	$(9,943)
Theatre properties acquired under capital lease (see Note 6)	$66,545	$3,802
Change in fair market values of interest rate swap agreements, net of taxes	$2,481	$(35)
Investment in NCM – receipt of common units (see Note 8)	$98,797	$9,137
Dividends accrued on unvested restricted stock unit awards	$(474)	$(460)
Change in fair market value of available-for-sale securities, net of taxes (see Note 10)	$(5,148)	$764

(1)	Additions to theatre properties and equipment included in accounts payable as of December 31, 2012 and September 30, 2013 were $4,685 and $10,622, respectively.

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

Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
U.S.	$529,426	$416,165	$1,412,898	$1,271,155
International	231,771	220,633	627,843	598,880
Eliminations	(3,631)	(3,225)	(9,780)	(8,038)

Total revenues	$757,566	$633,573	$2,030,961	$1,861,997

Adjusted EBITDA
U.S.	$132,803	$94,538	$341,579	$302,222
International	57,370	53,832	142,874	143,428

Total Adjusted EBITDA	$190,173	$148,370	$484,453	$445,650

Capital expenditures
U.S.	$35,746	$27,357	$71,533	$74,160
International	33,354	25,583	87,955	72,367

Total capital expenditures	$69,100	$52,940	$159,488	$146,527

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$80,745	$47,967	$134,644	$142,982
Add (deduct):
Income taxes	43,386	29,453	62,726	88,229
Interest expense (1)	29,478	30,861	96,542	94,369
Loss on early retirement of debt	—	—	72,302	—
Other income (2)	(12,795)	(9,455)	(17,958)	(14,940)
Depreciation and amortization (3)	42,399	36,897	120,165	110,054
Impairment of long-lived assets	131	976	2,076	1,472
(Gain) loss on sale of assets and other	611	6,699	(2,532)	8,004
Deferred lease expenses	1,935	997	4,038	3,327
Amortization of long-term prepaid rents	725	678	2,104	1,988
Share based awards compensation expense	3,558	3,297	10,346	10,165

Adjusted EBITDA	$190,173	$148,370	$484,453	$445,650

(1)	Includes amortization of debt issue costs.
(2)	Includes interest income, foreign currency exchange gain (loss) and equity in income of affiliates and excludes distributions from NCM. Distributions from NCM are reported entirely within the U.S. operating segment.
(3)	Includes amortization of favorable/unfavorable leases.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2013	2012	2013	2012
U.S.	$529,426	$416,165	$1,412,898	$1,271,155
Brazil	87,028	82,457	251,831	244,487
Other international countries	144,743	138,176	376,012	354,393
Eliminations	(3,631)	(3,225)	(9,780)	(8,038)

Total	$757,566	$633,573	$2,030,961	$1,861,997

Theatre Properties and Equipment-net	September 30, 2013	December 31, 2012
U.S.	$1,043,261	$940,922
Brazil	186,998	190,990
Other international countries	186,764	173,046

Total	$1,417,023	$1,304,958

19. Related Party Transactions

The Company manages theatres for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is the Company’s Chairman of the Board and directly and indirectly owns approximately 8.5% of the Company’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $444 and $404 of management fee revenues during the nine months ended September 30, 2013 and 2012, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company leases 18 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of the Company’s directors and is an officer of the general partner of Syufy. Of these 19 leases, 16 have fixed minimum annual rent. The three leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. For the nine months ended September 30, 2013 and 2012, the Company paid total rent of approximately $17,543 and $19,441, respectively, to Syufy.

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

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Mexico, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala. As of September 30, 2013, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 18 to our condensed consolidated financial statements.

We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing promotions, meeting rentals and electronic video games located in some of our theatres. Our contracts with NCM have assisted us in expanding our offerings to domestic advertisers and broadening ancillary revenue sources such as digital video monitor advertising, third party branding, and the use of our domestic theatres for alternative entertainment, such as live and pre-recorded sports programs, concert events, the opera, and other special presentations. Our revenues are affected by changes in attendance and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. Films leading the box office during the nine months ended September 30, 2013 included Iron Man 3, Despicable Me 2, Man of Steel, Monsters University, Fast & Furious 6, Oz: The Great and Powerful, Star Trek Into Darkness, World War Z, The Croods, The Heat, The Great Gatsby and We’re The Millers, among other films. Films currently scheduled for release during the remainder of 2013 include sequels such as The Hunger Games: Catching Fire, The Hobbit: The Desolation of Smaug, Thor: The Dark World and highly anticipated original titles such as Gravity, Ender’s Game, Walking with Dinosaurs, Saving Mr. Banks, American Hustle, The Secret Life of Walter Mitty and Frozen, among other films.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Operating data (in millions):
Revenues
Admissions	$479.6	$402.4	$1,293.5	$1,194.3
Concession	242.3	200.1	643.4	581.3
Other	35.7	31.1	94.1	86.4

Total revenues	$757.6	$633.6	$2,031.0	$1,862.0
Cost of operations
Film rentals and advertising	254.8	214.0	692.2	636.7
Concession supplies	39.0	33.0	104.0	93.2
Salaries and wages	73.2	63.7	198.8	184.5
Facility lease expense	85.1	72.9	230.8	213.1
Utilities and other	84.7	74.3	229.8	210.4
General and administrative expenses	42.4	37.0	120.7	107.0
Depreciation and amortization	42.4	36.9	120.2	110.1
Impairment of long-lived assets	0.2	1.0	2.1	1.5
(Gain) loss on sale of assets and other	0.6	6.7	(2.5)	8.0

Total cost of operations	622.4	539.5	1,696.1	1,564.5

Operating income	$135.2	$94.1	$334.9	$297.5

Operating data as a percentage of total revenues:
Revenues
Admissions	63.3%	63.5%	63.7%	64.1%
Concession	32.0%	31.6%	31.7%	31.2%
Other	4.7%	4.9%	4.6%	4.7%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of operations (1)
Film rentals and advertising	53.1%	53.2%	53.5%	53.3%
Concession supplies	16.1%	16.5%	16.2%	16.0%
Salaries and wages	9.7%	10.1%	9.8%	9.9%
Facility lease expense	11.2%	11.5%	11.4%	11.4%
Utilities and other	11.2%	11.7%	11.3%	11.3%
General and administrative expenses	5.6%	5.8%	5.9%	5.7%
Depreciation and amortization	5.6%	5.8%	5.9%	5.9%
Impairment of long-lived assets	0.0%	0.2%	0.1%	0.1%
(Gain) loss on sale of assets and other	0.1%	1.1%	(0.1)%	0.4%
Total cost of operations	82.2%	85.1%	83.5%	84.0%
Operating income	17.8%	14.9%	16.5%	16.0%

Average screen count (month end average)	5,793	5,207	5,524	5,189

Revenues per average screen (dollars)	$130,772	$121,677	$367,661	$358,856

(1)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended September 30, 2013 versus September 30, 2012

Revenues. Total revenues increased $124.0 million to $757.6 million for the three months ended September 30, 2013 (“third quarter of 2013”) from $633.6 million for the three months ended September 30, 2012 (“third quarter of 2012), representing a 19.6% increase. The table below, presented by reportable operating segment, summarizes our period-over-period revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30,			September 30,			September 30,
			%			%			%
	2013	2012	Change	2013	2012	Change	2013	2012	Change
Admissions revenues (1)	$337.9	$265.3	27.4%	$141.7	$137.1	3.4%	$479.6	$402.4	19.2%
Concession revenues (1)	$171.1	$135.6	26.2%	$71.2	$64.5	10.4%	$242.3	$200.1	21.1%
Other revenues (1) (2)	$16.8	$12.1	38.8%	$18.9	$19.0	(0.5)%	$35.7	$31.1	14.8%
Total revenues (1) (2)	$525.8	$413.0	27.3%	$231.8	$220.6	5.1%	$757.6	$633.6	19.6%
Attendance (1)	50.6	41.2	22.8%	30.4	28.5	6.7%	81.0	69.7	16.2%

(1)	Amounts in millions.
(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 18 of our condensed consolidated financial statements.

•	U.S. The increase in admissions revenues of $72.6 million was attributable to a 22.8% increase in attendance and a 3.7% increase in average ticket price from $6.44 for the third quarter of 2012 to $6.68 for the third quarter of 2013. The increase in concession revenues of $35.5 million was attributable to the 22.8% increase in attendance and a 2.7% increase in concession revenues per patron from $3.29 for the third quarter of 2012 to $3.38 for the third quarter of 2013. The increase in attendance was partly due to the solid slate of films released during the third quarter of 2013. Our revenues and attendance for the third quarter of 2013 also benefited from the inclusion of the 32 Rave theatres acquired on May 29, 2013 (see Note 6 to the condensed consolidated financial statements). The increase in average ticket price was primarily due to the pricing at acquired theatres and price increases. The increase in concession revenues per patron was primarily due to incremental sales and price increases. The increase in other revenues was primarily attributable to the 22.8% increase in attendance, which resulted in increases in screen advertising, video game and other promotional revenues.

•	International. The increase in admissions revenues of $4.6 million was attributable to a 6.7% increase in attendance partially offset by a 3.1% decrease in average ticket price from $4.81 for the third quarter of 2012 to $4.66 for the third quarter of 2013. The increase in concession revenues of $6.7 million was attributable to the 6.7% increase in attendance and a 3.5% increase in concession revenues per patron from $2.26 for the third quarter of 2012 to $2.34 for the third quarter of 2013. The decrease in average ticket price was primarily due to the unfavorable impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to incremental sales and price increases, partially offset by the unfavorable impact of exchange rates in certain countries in which we operate.

Cost of Operations. The table below summarizes certain of our period-over-period theatre operating costs by reportable operating segment (in millions).

	U.S. Operating Segment		International Operating Segment		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
Film rentals and advertising	$185.3	$146.9	$69.5	$67.1	$254.8	$214.0
Concession supplies	23.0	17.9	16.0	15.1	39.0	33.0
Salaries and wages	53.0	44.1	20.2	19.6	73.2	63.7
Facility lease expense	58.5	47.4	26.6	25.5	85.1	72.9
Utilities and other	57.5	47.8	27.2	26.5	84.7	74.3

•	U.S. Film rentals and advertising costs were $185.3 million, or 54.8% of admissions revenues, for the third quarter of 2013 compared to $146.9 million, or 55.4% of admissions revenues, for the third quarter of 2012. The increase in film rentals and advertising costs was due to the $72.6 million increase in admissions revenues, partially offset by a decrease in the film rentals and advertising rate. The decrease in the film rentals and advertising rate was primarily due to the mix of films released during the third quarter of 2013 compared to the third quarter of 2012. Concession supplies expense was $23.0 million, or 13.4% of concession revenues, for the third quarter of 2013 compared to $17.9 million, or 13.2% of concession revenues, for the third quarter of 2012. The increase in the concession supplies rate was primarily due to increases in inventory procurement costs on certain concession products and the impact of special concession promotions that help drive incremental concession sales.

Salaries and wages increased to $53.0 million for the third quarter of 2013 from $44.1 million for the third quarter of 2012. Facility lease expense increased to $58.5 million for the third quarter of 2013 from $47.4 million for the third quarter of 2012. Utilities and other costs increased to $57.5 million for the third quarter of 2013 from $47.8 million for the third quarter of 2012. All of the above-mentioned theatre operating costs for the third quarter of 2013 increased due to the inclusion of the 32 Rave theatres acquired on May 29, 2013 (see Note 6 to the condensed consolidated financial statements). Salaries and wages were also impacted by higher staffing levels to support the 22.8% increase in attendance.

•	International. Film rentals and advertising costs were $69.5 million, or 49.0% of admissions revenues, for the third quarter of 2013 compared to $67.1 million, or 48.9% of admissions revenues, for the third quarter of 2012. Concession supplies expense was $16.0 million, or 22.5% of concession revenues, for the third quarter of 2013 compared to $15.1 million, or 23.4% of concession revenues, for the third quarter of 2012. The decrease in the concession supplies rate is primarily due to concession sales price increases.

Salaries and wages increased to $20.2 million for the third quarter of 2013 from $19.6 million for the third quarter of 2012 primarily due to increased wage rates and new theatres. Facility lease expense increased to $26.6 million for the third quarter of 2013 from $25.5 million for the third quarter of 2012 primarily due to new theatres. Utilities and other costs increased to $27.2 million for the third quarter of 2013 from $26.5 million for the third quarter of 2012 primarily due to new theatres.

General and Administrative Expenses. General and administrative expenses increased to $42.4 million for the third quarter of 2013 from $37.0 million for the third quarter of 2012. The increase was primarily due to increased salaries and incentive compensation expense of approximately $3.4 million, increased service charges of approximately $1.7 million related to increased credit card transactions and increased professional fees of approximately $0.8 million.

Depreciation and Amortization. Depreciation and amortization expense was $42.4 million during the third quarter of 2013 compared to $36.9 million during the third quarter of 2012. The increase was primarily due to new theatres, including the 32 Rave theatres acquired on May 29, 2013.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $0.2 million during the third quarter of 2013 compared to $1.0 million during the third quarter of 2012. Impairment charges for the third quarter of 2013 consisted of U.S. theatre properties, impacting two of our twenty-six reporting units. Impairment charges for the third quarter of 2012 consisted of U.S. and international theatre properties, impacting seven of our twenty-four reporting units. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $0.6 million during the third quarter of 2013 compared to $6.7 million during the third quarter of 2012. The loss recorded during the third quarter of 2013 was primarily due to the retirement of theatre equipment replaced during the period. The loss recorded during the third quarter of 2012 was primarily due to a lease termination reserve recorded for a planned theatre closure.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $29.5 million during the third quarter of 2013 compared to $30.9 million during the third quarter of 2012.

Distributions from NCM. We recorded distributions from NCM of $5.6 million during the third quarter of 2013 compared to $4.7 million during the third quarter of 2012, which were in excess of the carrying value of our Tranche 1 investment. See Note 8 to our condensed consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $11.7 million during the third quarter of 2013 compared to $6.8 million during the third quarter of 2012. The equity in income of affiliates recorded during the third quarter of 2013 primarily included income of approximately $4.6 million related to our equity investment in DCIP (see Note 9 to our condensed consolidated financial statements) and income of approximately $7.1 million related to our equity investment in NCM (see Note 8 to our condensed consolidated financial statements). The equity in income of affiliates recorded during the third quarter of 2012 primarily included income of approximately $3.1 million related to our equity investment in DCIP and income of approximately $3.7 million related to our equity investment in NCM.

Income Taxes. Income tax expense of $43.4 million was recorded for the third quarter of 2013 compared to $29.5 million for the third quarter of 2012. The effective tax rate was 35.0% for the third quarter of 2013 compared to 38.0% for the third quarter of 2012. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Nine months ended September 30, 2013 versus September 30, 2012

Revenues. Total revenues increased $169.0 million to $2,031.0 million for the nine months ended September 30, 2013 (“the 2013 period”) from $1,862.0 million for the nine months ended September 30, 2012 (“the 2012 period”), representing a 9.1% increase. The table below, presented by reportable operating segment, summarizes our period-over-period revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
			%			%			%
	2013	2012	Change	2013	2012	Change	2013	2012	Change
Admissions revenues (1)	$908.4	$819.1	10.9%	$385.1	$375.2	2.6%	$1,293.5	$1,194.3	8.3%
Concession revenues (1)	$453.3	$408.7	10.9%	$190.1	$172.6	10.1%	$643.4	$581.3	10.7%
Other revenues (1) (2)	$41.4	$35.4	16.9%	$52.7	$51.0	3.3%	$94.1	$86.4	8.9%
Total revenues (1) (2)	$1,403.1	$1,263.2	11.1%	$627.9	$598.8	4.9%	$2,031.0	$1,862.0	9.1%
Attendance (1)	132.2	123.0	7.5%	79.6	77.0	3.4%	211.8	200.0	5.9%

(1)	Amounts in millions.
(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 18 of our condensed consolidated financial statements.

•	U.S. The increase in admissions revenues of $89.3 million was attributable to a 7.5% increase in attendance and a 3.2% increase in average ticket price from $6.66 for the 2012 period to $6.87 for the 2013 period. The increase in concession revenues of $44.6 million was attributable to the 7.5% increase in attendance and a 3.3% increase in concession revenues per patron from $3.32 for the 2012 period to $3.43 for the 2013 period. Our revenues and attendance for the 2013 period also benefited from the inclusion of the 32 Rave theatres acquired on May 29, 2013 (see Note 6 to the condensed consolidated financial statements). The increase in average ticket price was primarily due to price increases and the pricing at acquired theatres. The increase in concession revenues per patron was primarily due to incremental sales and price increases. The increase in other revenues was primarily attributable to the 7.5% increase in attendance, which resulted in increases in screen advertising, video game and other promotional revenues.

•	International. The increase in admissions revenues of $9.9 million was attributable to a 3.4% increase in attendance partially offset by a 0.6% decrease in average ticket price from $4.87 for the 2012 period to $4.84 for the 2013 period. The increase in concession revenues of $17.5 million was attributable to the 3.4% increase in attendance and a 6.7% increase in concession revenues per patron from $2.24 for the 2012 period to $2.39 for the 2013 period. The increase in attendance was due to new theatres. The decrease in average ticket price was primarily due to the unfavorable impact of exchange rates in certain countries in which we operate. The increase in concession revenues per patron was primarily due to incremental sales and price increases, partially offset by the unfavorable impact of exchange rates in certain countries in which we operate.

Cost of Operations. The table below summarizes certain of our period-over-period theatre operating costs by reportable operating segment (in millions).

	U.S. Operating Segment		International Operating Segment		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012
Film rentals and advertising	$502.6	$453.7	$189.6	$183.0	$692.2	$636.7
Concession supplies	62.3	52.8	41.7	40.4	104.0	93.2
Salaries and wages	140.2	130.0	58.6	54.5	198.8	184.5
Facility lease expense	157.2	143.1	73.6	70.0	230.8	213.1
Utilities and other	150.9	139.0	78.9	71.4	229.8	210.4

U.S. Film rentals and advertising costs were $502.6 million, or 55.3% of admissions revenues for the 2013 period compared to $453.7 million, or 55.4% of admissions revenues, for the 2012 period. Concession supplies expense was $62.3 million, or 13.7% of concession revenues, for the 2013 period compared to $52.8 million, or 12.9% of concession revenues, for the 2012 period. The increase in the concession supplies rate was primarily due to increased inventory procurement costs on certain concession products and the impact of special concession promotions that help drive incremental concession sales.

Salaries and wages increased to $140.2 million for the 2013 period from $130.0 million for the 2012 period. Facility lease expense increased to $157.2 million for the 2013 period from $143.1 million for the 2012 period. Utilities and other costs increased to $150.9 million for the 2013 period from $139.0 million for the 2012 period. All of the above-mentioned theatre operating costs for the 2013 period increased primarily due to the inclusion of the 32 Rave theatres acquired on May 29, 2013 (see Note 6 to the condensed consolidated financial statements).

•	International. Film rentals and advertising costs were $189.6 million, or 49.2% of admissions revenues, for the 2013 period compared to $183.0 million, or 48.8% of admissions revenues, for the 2012 period. Concession supplies expense was $41.7 million, or 21.9% of concession revenues, for the 2013 period compared to $40.4 million, or 23.4% of concession revenues, for the 2012 period. The decrease in the concession supplies rate is primarily due to concession sales price increases.

Salaries and wages increased to $58.6 million for the 2013 period from $54.5 million for the 2012 period primarily due to increased wage rates and new theatres. Facility lease expense increased to $73.6 million for the 2013 period from $70.0 million for the 2012 period primarily due to increased common area maintenance expenses and new theatres. Utilities and other costs increased to $78.9 million for the 2013 period from $71.4 million for the 2012 period primarily due to new theatres and increased property taxes.

General and Administrative Expenses. General and administrative expenses increased to $120.7 million for the 2013 period from $107.0 million for the 2012 period. The increase was primarily due to increased salaries and incentive compensation expense of approximately $7.1 million and increased professional fees of approximately $4.7 million.

Depreciation and Amortization. Depreciation and amortization expense was $120.2 million for the 2013 period compared to $110.1 million for the 2012 period. The increase was primarily due to new theatres, including the 32 Rave theatres acquired on May 29, 2013.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $2.1 million for the 2013 period compared to $1.5 million for the 2012 period. Impairment charges for the 2013 period consisted of U.S. and international theatre properties, impacting ten of our twenty-six reporting units. Impairment charges for the 2012 period consisted of U.S. and international theatre properties, impacting twelve of our twenty-four reporting units. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

(Gain) Loss on Sale of Assets and Other. We recorded a gain on sale of assets and other of $2.5 million during the 2013 period compared to a loss of $8.0 million during the 2012 period. The gain recorded during the 2013 period was primarily a result of a gain on sale of a land parcel in the U.S., partially offset by the retirement of theatre equipment replaced during the period. The loss recorded during the 2012 period was primarily due to a lease termination reserve recorded for a planned theatre closure and the retirement of certain theatre equipment that was replaced during the period.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $96.5 million for the 2013 period compared to $94.4 million for the 2012 period. The increase was primarily due to the issuance of the 4.875% Senior Notes on May 24, 2013 with the net proceeds not utilized to pay off the former 8.625% Senior Notes until June 24, 2013. See Note 5 to our condensed consolidated financial statements for further discussion of our recent long-term debt activity.

Loss on Early Retirement of Debt. We recorded a loss on early retirement of debt of approximately $72.3 million during the 2013 period as a result of the redemption of Cinemark USA, Inc.’s 8.625% Senior Notes on June 24, 2013. The loss on early retirement of debt included approximately $56.6 million for a make-whole premium paid and the write-off of approximately $8.0 million in unamortized bond discount and $7.6 million in unamortized debt issue costs and the payment of $0.1 million of other fees. See Note 5 to our condensed consolidated financial statements.

Distributions from NCM. We recorded distributions from NCM of $13.4 million during the 2013 period and $13.1 million during the 2012 period, which were in excess of the carrying value of our Tranche 1 investment. See Note 8 to our condensed consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $15.8 million during the 2013 period compared to $9.6 million during the 2012 period. The equity in income of affiliates recorded during the 2013 period primarily included income of approximately $7.3 million related to our equity investment in DCIP (see Note 9 to our condensed consolidated financial statements) and income of approximately $8.5 million related to our equity investment in NCM (see Note 8 to our condensed consolidated financial statements). The equity in income of affiliates recorded during the 2012 period primarily included income of approximately $6.1 million related to our equity investment in DCIP and income of approximately $3.5 million related to our equity investment in NCM.

Income Taxes. Income tax expense of $62.7 million was recorded for the 2013 period compared to $88.2 million for the 2012 period. The effective tax rate was 31.8% for the 2013 period compared to 38.2% for the 2012 period. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate. The effective tax rate for the 2013 period reflects the impact of items related to our Mexico subsidiaries.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, nearly all of our theatres provide the patron a choice of using a credit card or debit card in place of cash. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities was $178.5 million for the nine months ended September 30, 2013 compared to $274.2 million for the nine months ended September 30, 2012. The decrease in cash provided by operating activities was primarily due to the make-whole premium of $56.6 million paid upon the redemption of the 8.625% Senior Notes, which is reflected in net income for the nine months ended September 30, 2013.

Investing Activities

Our investing activities have been principally related to the development and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $393.9 million for the nine months ended September 30, 2013 compared to $161.2 million for the nine months ended September 30, 2012. The increase in cash used for investing activities was primarily due to the acquisition of theatres in the U.S. for approximately $259.2 million (see Note 6 to the condensed consolidated financial statements).

Capital expenditures for the nine months ended September 30, 2013 and 2012 were as follows (in millions):

Period	New Theatres	Existing Theatres	Total
Nine Months Ended September 30, 2013	$88.9	$70.6	$159.5
Nine Months Ended September 30, 2012	$71.2	$75.3	$146.5

We continue to invest in our U.S. theatre circuit, which consisted of 4,413 screens at September 30, 2013. During the nine months ended September 30, 2013, we acquired 34 theatres with 513 screens, built four new theatres and 45 screens, sold four theatres with 56 screens and closed one theatre with five screens. At September 30, 2013, we had signed commitments to open seven new theatres with 80 screens in domestic markets during the remainder of 2013 and open 12 new theatres with 140 screens subsequent to 2013. We estimate the remaining capital expenditures for the development of these 220 domestic screens will be approximately $129 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

We also continue to invest in our international theatre circuit. We built eight new theatres and 58 screens and closed one screen during the nine months ended September 30, 2013, bringing our total international screen count to 1,381 as of September 30, 2013. At September 30, 2013, we had signed commitments to open eight new theatres and 48 screens in international markets during the remainder of 2013 and open 11 new theatres and 69 screens subsequent to 2013. We estimate the remaining capital expenditures for the development of these 117 international screens will be approximately $89 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

We plan to fund capital expenditures for our continued development with cash flow from operations, borrowings under our senior secured credit facility, and proceeds from debt issuances, sale leaseback transactions and/or sales of excess real estate.

Financing Activities

Cash used for financing activities was $38.7 million for the nine months ended September 30, 2013 compared to $91.5 million for the nine months ended September 30, 2012. Cash used for financing activities for the nine months ended September 30, 2013 included proceeds from the issuance of Cinemark USA, Inc.’s 4.875% Senior Notes, partially offset by the redemption of Cinemark USA, Inc.’s 8.625% Senior Notes (see Note 5 to the condensed consolidated financial statements).

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

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of September 30, 2013 (in millions):

Cinemark, USA, Inc. term loan	$694.8
Cinemark USA, Inc. 4.875% senior notes due 2023	530.0
Cinemark USA, Inc. 5.125% senior notes due 2022	400.0
Cinemark USA, Inc. 7.375% senior subordinated notes due 2021	200.0
Other	2.0

Total long-term debt	$1,826.8
Less current portion	(9.0)

Long-term debt, less current portion	$1,817.8

As of September 30, 2013, Cinemark USA, Inc. had $100.0 million in available borrowing capacity on our revolving credit line.

Contractual Obligations

Due to the recent issuance of Cinemark USA, Inc.’s 4.875% Senior Notes and the redemption of Cinemark USA, Inc.’s 8.625% Senior Notes (see Note 5 to the condensed consolidated financial statements), which impacted the maturity of and the amount of outstanding long-term debt and related interest rates, we have included below our long-term debt and related estimated scheduled interest payments as of September 30, 2013. In addition, as a result of the Rave Acquisition (see Note 6 to the condensed consolidated financial statements), which added 32 leased theatres to our U.S. operations, we have included below our operating and capital lease obligations as of September 30, 2013.

	Payments Due by Period
	(in millions)
		Less Than			After
	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt	$1,826.8	$9.0	$14.0	$14.0	$1,789.8
Scheduled interest payments on long-term debt (1)	720.0	88.8	176.8	175.7	278.7
Operating lease obligations	2,137.2	255.8	507.9	442.5	931.0
Capital lease obligations	222.1	14.2	34.1	36.5	137.3
Scheduled interest payments on capital leases	116.7	17.6	30.9	24.4	43.8

(1)	Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates currently in effect. The average interest rates currently in effect on our fixed rate and variable rate debt are 5.1% and 3.2%, respectively.

Off-Balance Sheet Arrangements

Other than the operating leases detailed in the table above and purchase commitments disclosed in the Company’s annual filing on Form 10-K for the year ended December 31, 2012, we do not have any off-balance sheet arrangements.

Cinemark USA, Inc. 4.875% Senior Notes

On May 24, 2013, Cinemark USA, Inc. issued $530.0 million aggregate principal amount of 4.875% senior notes due 2023, at par value, (the “4.875% Senior Notes”). Proceeds, after payment of fees, were used to finance a redemption of the 8.625% Senior Notes due 2019 discussed below. Interest on the 4.875% Senior Notes is payable on June 1 and December 1 of each year, beginning December 1, 2013. The 4.875% Senior Notes mature on June 1, 2023.

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

The indenture to the 4.875% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of September 30, 2013, Cinemark USA, Inc. could have distributed up to approximately $1,363.0 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 4.875% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 4.875% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 4.875% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of September 30, 2013 was approximately 6.8 to 1.

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

On June 26, 2013, Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the Securities and Exchange Commission, or the Commission, pursuant to which Cinemark USA, Inc. offered to exchange the 4.875% Senior Notes for substantially identical notes registered under the Securities Act of 1933, as amended, that do not contain terms restricting the transfer thereof or providing for registration rights. The registration statement was declared effective by the Commission on July 9, 2013. On August 7, 2013, Cinemark USA, Inc. completed the exchange of registered 4.875% Senior Notes for all of the outstanding 4.875% Senior Notes.

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

The dividend restriction contained in the Amended Senior Secured Credit Facility prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Amended Senior Secured Credit Facility; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Amended Senior Secured Credit Facility, and (c) certain other defined amounts. As of September 30, 2013, Cinemark USA, Inc. could have distributed up to approximately $1,559.4 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the Amended Senior Secured Credit Facility, subject to its available cash and other borrowing restrictions outlined in the agreement.

At September 30, 2013, there was $694.8 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $100.0 million in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the Amended Senior Secured Credit Facility at September 30, 2013 was approximately 4.0% per annum.

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

The indenture to the 5.125% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of September 30, 2013, Cinemark USA, Inc. could have distributed up to approximately $1,364.7 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 5.125% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 5.125% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 5.125% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of September 30, 2013 was approximately 7.1 to 1.

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

On April 16, 2013, Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the Commission, pursuant to which Cinemark USA, Inc. offered to exchange the 5.125% Senior Notes for substantially identical notes registered under the Securities Act. The registration statement was declared effective by the Commission on April 25, 2013. On May 23, 2013 Cinemark USA, Inc. completed the exchange of registered 5.125% Senior Notes for all of the outstanding 5.125% Senior Notes.

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

The indenture to the Senior Subordinated Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of September 30, 2013, Cinemark USA, Inc. could have distributed up to approximately $1,356.7 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the Senior Subordinated Notes, subject to its available cash and other borrowing restrictions outlined in the indenture governing the Senior Subordinated Notes. Upon a change of control, as defined in the indenture, Cinemark USA, Inc. would be required to make an offer to repurchase the Senior Subordinated Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1, and our actual ratio as of September 30, 2013 was approximately 6.8 to 1.

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

Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the Commission on July 27, 2011 pursuant to which Cinemark USA, Inc. offered to exchange the Senior Subordinated Notes for substantially similar registered Senior Subordinated Notes. The registration statement became effective August 4, 2011, and approximately $199.5 million of the notes were exchanged on September 7, 2011. The registered Senior Subordinated Notes, issued in the exchange, do not have transfer restrictions. Approximately $0.5 million of the Senior Subordinated Notes were not exchanged as of September 30, 2013.

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

On June 24, 2013, Cinemark USA, Inc. redeemed its 8.625% Senior Notes at 112.035% of the principal amount, inclusive of a make-whole premium, plus accrued and unpaid interest, utilizing the proceeds from the issuance of the 4.875% Senior Notes discussed above. As a result of the redemption, we wrote-off approximately $8.0 million in unamortized bond discount and $7.6 million in unamortized debt issue costs, paid a make-whole premium of approximately $56.6 million and paid other fees of $0.1 million, all of which are reflected in loss on early retirement of debt during the nine months ended September 30, 2013.

Covenant Compliance

As of September 30, 2013, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

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

Interest Rate Risk

We are currently party to variable rate debt facilities. An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt facilities. At September 30, 2013, there was an aggregate of approximately $244.8 million of variable rate debt outstanding under these facilities, which excludes $450.0 million of Cinemark USA, Inc.’s term loan debt that is hedged with the Company’s interest rate swap agreements in effect as of September 30, 2013 as discussed below. Based on the interest rates in effect on the variable rate debt outstanding at September 30, 2013, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $2.4 million.

Our interest rate swap agreements qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on our condensed consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive loss and the ineffective portion reported in earnings.

Below is a summary of our interest rate swap agreements as of September 30, 2013:

Nominal Amount (in millions)	Effective Date	Pay Rate	Receive Rate	Expiration Date
$175.0	December 2010	1.3975%	1-month LIBOR	September 2015
$175.0	December 2010	1.4000%	1-month LIBOR	September 2015
$100.0	November 2011	1.7150%	1-month LIBOR	April 2016

$450.0

The table below provides information about our fixed rate and variable rate long-term debt agreements as of September 30, 2013:

	Expected Maturity for the Twelve-Month Periods Ending September 30,								Average
	(in millions)								Interest
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value	Rate
Fixed rate (1)	$2.0	$—	$—	$—	$—	$1,580.0	$1,582.0	$1,534.8	5.1%
Variable rate	7.0	7.0	7.0	7.0	7.0	209.8	244.8	245.7	3.2%

Total debt	$9.0	$7.0	$7.0	$7.0	$7.0	$1,789.8	$1,826.8	$1,780.5

(1)	Includes $450.0 million of the Cinemark USA, Inc. term loan, which represents the debt hedged with the Company’s interest rate swap agreements in effect as of September 30, 2013 discussed above.

Foreign Currency Exchange Rate Risk

There have been no material changes in foreign currency exchange rate risk previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K filed February 28, 2013.

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2013, we carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

*10.10 (a)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century Stadium 14, Sacramento, CA.

*10.10 (b)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century Laguna 16, Elk Grove, CA.

*10.10 (c)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 14, Folsom, CA.

*10.10 (d)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century Cinema 16, Mountain View, CA.

*10.10 (e)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA.

*10.10 (f)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV.

*10.10 (g)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of July 1, 1996, by and between SYNM Properties Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM.

*10.10 (h)	Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of October 1, 1996, by and between Stadium Promenade LLC as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA.

*10.10 (i)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV.

*10.10 (j)	Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA.

*10.10 (k)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA.

*10.10 (l)	Fifth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between SYUT Properties, Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theatres of Utah, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 16, Salt Lake City, UT.

*10.10 (m)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Northridge 14, Salinas, CA.

*10.10 (n)	Fifth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 16, Sacramento, CA

*31.1	Certification of Tim Warner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Tim Warner, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Financial Statements from the quarterly report on Form 10-Q of Cinemark Holdings, Inc. for the quarter ended September 30, 2013, filed November 7, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK HOLDINGS, INC.
Registrant
DATE: November 7, 2013

/s/ Tim Warner
Tim Warner
Chief Executive Officer

/s/ Robert Copple
Robert Copple
Chief Financial Officer

EXHIBIT INDEX

*10.10 (a)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century Stadium 14, Sacramento, CA.

*10.10 (b)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century Laguna 16, Elk Grove, CA.

*10.10 (c)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 14, Folsom, CA.

*10.10 (d)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century Cinema 16, Mountain View, CA.

*10.10 (e)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA.

*10.10 (f)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV.

*10.10 (g)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of July 1, 1996, by and between SYNM Properties Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM.

*10.10 (h)	Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of October 1, 1996, by and between Stadium Promenade LLC as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA.

*10.10 (i)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV.

*10.10 (j)	Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA.

*10.10 (k)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA.

*10.10 (l)	Fifth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between SYUT Properties, Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theatres of Utah, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 16, Salt Lake City, UT.

*10.10 (m)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Northridge 14, Salinas, CA.

*10.10 (n)	Fifth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 16, Sacramento, CA

*31.1	Certification of Tim Warner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Tim Warner, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Financial Statements from the quarterly report on Form 10-Q of Cinemark Holdings, Inc. for the quarter ended September 30, 2013, filed November 7, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.