Form 10-Q
period 2015-06-30
Cinemark Holdings, Inc.
filed 2015-08-06
CIK 1385280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, 115,930,766 shares of common stock were issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data, unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$576,289	$638,869
Inventories	13,969	13,419
Accounts receivable	96,921	47,917
Current income tax receivable	1,805	19,350
Current deferred tax asset	9,981	10,518
Prepaid expenses and other	15,316	10,937

Total current assets	714,281	741,010

Theatre properties and equipment	2,630,597	2,549,092
Less accumulated depreciation and amortization	1,146,208	1,098,280

Theatre properties and equipment, net	1,484,389	1,450,812

Other assets
Goodwill	1,266,155	1,277,383
Intangible assets - net	343,954	348,024
Investment in NCM	184,771	178,939
Investments in and advances to affiliates	87,731	77,658
Long-term deferred tax asset	164	164
Deferred charges and other assets - net	82,625	77,990

Total other assets	1,965,400	1,960,158

Total assets	$4,164,070	$4,151,980

Liabilities and equity

Current liabilities
Current portion of long-term debt	$8,423	$8,423
Current portion of capital lease obligations	17,917	16,494
Current income tax payable	15,896	6,396
Current liability for uncertain tax positions	8,431	7,283
Accounts payable and accrued expenses	368,476	375,811

Total current liabilities	419,143	414,407

Long-term liabilities
Long-term debt, less current portion	1,811,056	1,814,574
Capital lease obligations, less current portion	201,493	201,978
Long-term deferred tax liability	132,104	140,973
Long-term liability for uncertain tax positions	8,523	8,410
Deferred lease expenses	44,038	46,003
Deferred revenue - NCM	346,491	335,219
Other long-term liabilities	65,685	67,287

Total long-term liabilities	2,609,390	2,614,444

Commitments and contingencies (see Note 17)

Equity
Cinemark Holdings, Inc.’s stockholders’ equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 120,105,227 shares issued and 115,928,430 shares outstanding at June 30, 2015 and 119,757,582 shares issued and 115,700,447 shares outstanding at December 31, 2014	120	120
Additional paid-in-capital	1,103,758	1,095,040

Treasury stock, 4,176,797 and 4,057,135 shares, at cost, at June 30, 2015 and December 31, 2014, respectively	(66,555)	(61,807)
Retained earnings	278,898	224,219
Accumulated other comprehensive loss	(191,732)	(144,772)

Total Cinemark Holdings, Inc.’s stockholders’ equity	1,124,489	1,112,800
Noncontrolling interests	11,048	10,329

Total equity	1,135,537	1,123,129

Total liabilities and equity	$4,164,070	$4,151,980

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues
Admissions	$502,963	$455,726	$903,625	$836,640
Concession	259,530	226,417	473,957	419,440
Other	37,439	35,720	67,748	64,063

Total revenues	799,932	717,863	1,445,330	1,320,143

Cost of operations
Film rentals and advertising	285,303	249,198	500,962	449,855
Concession supplies	40,903	35,336	73,406	65,389
Salaries and wages	76,528	69,942	145,751	134,293
Facility lease expense	82,391	80,647	162,008	159,004
Utilities and other	85,138	78,570	160,495	154,502
General and administrative expenses	39,277	39,717	77,202	79,089
Depreciation and amortization	46,569	43,881	91,901	86,377
Impairment of long-lived assets	3,528	430	4,322	784
Loss on sale of assets and other	5,802	3,276	4,352	6,129

Total cost of operations	665,439	600,997	1,220,399	1,135,422

Operating income	134,493	116,866	224,931	184,721

Other income (expense)
Interest expense	(28,304)	(28,286)	(56,511)	(56,766)
Interest income	2,875	1,030	4,394	2,044
Foreign currency exchange gain (loss)	1,439	1,825	(6,767)	4,877
Loss on amendment to debt agreement	(925)	—	(925)	—
Distributions from NCM	—	1,180	8,499	10,677
Equity in income of affiliates	4,086	3,600	9,325	7,220

Total other expense	(20,829)	(20,651)	(41,985)	(31,948)

Income before income taxes	113,664	96,215	182,946	152,773
Income taxes	42,774	24,081	69,154	44,943

Net income	$70,890	$72,134	$113,792	$107,830
Less: Net income attributable to noncontrolling interests	632	403	1,013	656

Net income attributable to Cinemark Holdings, Inc.	$70,258	$71,731	$112,779	$107,174

Weighted average shares outstanding
Basic	115,148	114,786	114,993	114,485

Diluted	115,328	114,961	115,215	114,814

Earnings per share attributable to Cinemark Holdings, Inc.’s common stockholders
Basic	$0.61	$0.62	$0.97	$0.93

Diluted	$0.61	$0.62	$0.97	$0.93

Dividends declared per common share	$0.25	$0.25	$0.50	$0.50

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$70,890	$72,134	$113,792	$107,830
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of settlements, net of taxes of $504, $391, $958 and $759	855	661	1,612	1,158
Unrealized gain (loss) due to fair value adjustments on available-for-sale securities, net of taxes of $(209), $724, $236 and $1,916	(354)	1,221	412	3,244
Other comprehensive income (loss) in equity method investments	(3,322)	134	(2,938)	396
Foreign currency translation adjustments	628	8,346	(46,047)	(843)

Total other comprehensive income (loss), net of tax	(2,193)	10,362	(46,961)	3,955

Total comprehensive income, net of tax	68,697	82,496	66,831	111,785
Comprehensive income attributable to noncontrolling interests	(626)	(405)	(1,013)	(664)

Comprehensive income attributable to Cinemark Holdings, Inc.	$68,071	$82,091	$65,818	$111,121

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six months ended June 30,
	2015	2014
Operating activities
Net income	$113,792	$107,830

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	90,707	85,032
Amortization of intangible and other assets and favorable/unfavorable leases	1,194	1,345
Amortization of long-term prepaid rents	1,382	785
Amortization of debt issue costs	2,600	2,623
Amortization of deferred revenues, deferred lease incentives and other	(6,759)	(6,732)
Impairment of long-lived assets	4,322	784
Share based awards compensation expense	6,475	6,589
Loss on sale of assets and other	4,352	6,129
Deferred lease expenses	(1,288)	1,848
Equity in income of affiliates	(9,325)	(7,220)
Deferred income tax expenses	(7,942)	(22,003)
Distributions from equity investees	8,309	8,352
Changes in assets and liabilities and other	(27,017)	(25,615)

Net cash provided by operating activities	180,802	159,747

Investing activities
Additions to theatre properties and equipment and other	(155,712)	(102,563)
Acquisition of theatre in Brazil	(2,651)	—
Proceeds from sale of theatre properties and equipment and other	4,973	1,547
Investment in joint ventures and other	(1,777)	(1,896)

Net cash used for investing activities	(155,167)	(102,912)

Financing activities
Proceeds from stock option exercises	—	112
Payroll taxes paid as a result of restricted stock withholdings	(4,748)	(9,776)
Dividends paid to stockholders	(57,900)	(57,772)
Repayments of long-term debt	(3,516)	(4,952)
Payment of debt issue costs	(6,957)	—
Payments on capital leases	(7,959)	(6,827)
Other	1,950	3,340

Net cash used for financing activities	(79,130)	(75,875)
Effect of exchange rate changes on cash and cash equivalents	(9,085)	(2,748)

Decrease in cash and cash equivalents	(62,580)	(21,788)

Cash and cash equivalents:
Beginning of period	638,869	599,929

End of period	$576,289	$578,141

Supplemental information (see Note 14)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

1.	The Company and Basis of Presentation

Cinemark Holdings, Inc. and subsidiaries (the “Company”) operates in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia and Curacao.

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

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2014, included in the Annual Report on Form 10-K filed February 27, 2015 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results to be achieved for the full year.

2.	New Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, (“ASU 2015-01”). ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. With this update, there is no longer a need to segregate extraordinary items from the results of ordinary operations, separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, presentation and disclosure requirements for items that are unusual in nature and occur infrequently still apply. ASU 2015-01 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company has elected to early adopt ASU 2015-01. There is no impact of adoption on the condensed consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with certain VIEs. ASU 2015-02 also provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2015-02 on its condensed consolidated financial statements.

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

In April 2015, the FASB issued Accounting Standards Update 2015-05, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in Cloud Computing Arrangement, (“ASU 2015-05”). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. In addition, the guidance in this Update supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. ASU 2015-05 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company has elected to early adopt ASU 2015-05. There is no impact of adoption on the condensed consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, (“ASU 2015-11”). ASU 2015-11 affects reporting entities that measure inventory using first-in, first-out (FIFO) or average cost. Specifically, ASU 2015-11 requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not expect ASU 2015-11 to have an impact on its condensed consolidated financial statements.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table presents computations of basic and diluted earnings per share under the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to Cinemark Holdings, Inc.	$70,258	$71,731	$112,779	$107,174
Earnings allocated to participating share-based awards (1)	(441)	(542)	(709)	(704)

Net income attributable to common stockholders	$69,817	$71,189	$112,070	$106,470

Denominator (shares in thousands):
Basic weighted average common stock outstanding	115,148	114,786	114,993	114,485
Common equivalent shares for restricted stock units	180	175	222	329

Diluted	115,328	114,961	115,215	114,814

Basic earnings per share attributable to common stockholders	$0.61	$0.62	$0.97	$0.93

Diluted earnings per share attributable to common stockholders	$0.61	$0.62	$0.97	$0.93

(1)	For the three months ended June 30, 2015 and 2014, a weighted average of approximately 729 and 876 shares of unvested restricted stock, respectively, were considered participating securities. For the six months ended June 30, 2015 and 2014, a weighted average of approximately 648 and 761 shares of unvested restricted stock, respectively, were considered participating securities.

4.	Long Term Debt Activity

Amended Senior Secured Credit Facility

On May 8, 2015, Cinemark USA, Inc., our wholly-owned subsidiary, amended its senior secured credit facility (“Amended and Restated Credit Agreement”), to extend the maturity of the $700,000 term loan from December 2019 to May 2022. Quarterly principal payments in the amount of $1,750 are due on the term loan through March 31, 2022, with the remaining principal of $635,250 due on May 8, 2022. The Company incurred debt issue costs of approximately $6,875 in connection with the amendment, which are reflected in deferred charges and other assets-net on the condensed consolidated balance sheet as of June 30, 2015. In addition, the Company incurred approximately $925 in legal and other fees that are reflected as loss on amendment to debt agreement on the condensed consolidated statements of income for the three and six months ended June 30, 2015.

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt using the market approach, which utilizes quoted market prices that fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB Accounting Standards Codification (“ASC”) Topic 820-10-35, Fair Value Measurement. The carrying value of the Company’s long-term debt was $1,819,479 and $1,822,997 as of June 30, 2015 and December 31, 2014, respectively. The fair value of the Company’s long-term debt was $1,809,866 and $1,790,987 as of June 30, 2015 and December 31, 2014, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

5.	Equity

Below is a summary of changes in stockholders’ equity attributable to Cinemark Holdings, Inc., noncontrolling interests and total equity for the six months ended June 30, 2015 and 2014:

	Cinemark Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2015	$1,112,800	$10,329	$1,123,129
Share based awards compensation expense	6,475	—	6,475
Stock withholdings related to share based awards that vested during the six months ended June 30, 2015	(4,748)	—	(4,748)
Tax benefit related to share based awards vesting	2,244	—	2,244
Dividends paid to stockholders (1)	(57,900)	—	(57,900)
Dividends accrued on unvested restricted stock unit awards (1)	(200)	—	(200)
Dividends paid to noncontrolling interests	—	(294)	(294)
Net income	112,779	1,013	113,792
Fair value adjustments on interest rate swap agreements designated as hedges, net of settlements, net of taxes of $958	1,612	—	1,612
Fair value adjustments on available-for-sale securities, net of taxes of $236	412	—	412
Other comprehensive loss in equity method investees	(2,938)	—	(2,938)
Foreign currency translation adjustments	(46,047)	—	(46,047)

Balance at June 30, 2015	$1,124,489	$11,048	$1,135,537

	Cinemark Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2014	$1,093,422	$8,995	$1,102,417
Share based awards compensation expense	6,589	—	6,589
Stock withholdings related to share based awards that vested during the six months ended June 30, 2014	(9,776)	—	(9,776)
Exercise of stock options	112	—	112
Tax benefit related to share based awards vesting	3,561	—	3,561
Dividends paid to stockholders (2)	(57,772)	—	(57,772)
Dividends accrued on unvested restricted stock unit awards (2)	(274)	—	(274)
Dividends paid to noncontrolling interests	—	(221)	(221)
Net income	107,174	656	107,830
Fair value adjustments on interest rate swap agreements designated as hedges, net of settlements, net of taxes of $759	1,158	—	1,158
Fair value adjustments on available-for-sale securities, net of taxes of $1,916	3,244	—	3,244
Other comprehensive income in equity method investments	396	—	396
Foreign currency translation adjustments	(851)	8	(843)

Balance at June 30, 2014	$1,146,983	$9,438	$1,156,421

(1)	On May 18, 2015 the Company’s board of directors declared a cash dividend for the first quarter of 2015 in the amount of $0.25 per share of common stock payable to stockholders of record on June 5, 2015. The dividend was paid on June 19, 2015. On February 17, 2015, the Company’s board of directors declared a cash dividend for the fourth quarter of 2014 in the amount of $0.25 per share of common stock payable to stockholders of record on March 4, 2015. The dividend was paid on March 18, 2015.
(2)	On May 22, 2014 the Company’s board of directors declared a cash dividend for the first quarter of 2014 in the amount of $0.25 per share of common stock payable to stockholders of record on June 6, 2014. The dividend was paid on June 20, 2014. On February 14, 2014, the Company’s board of directors declared a cash dividend for the fourth quarter of 2013 in the amount of $0.25 per share of common stock payable to stockholders of record on March 4, 2014. The dividend was paid on March 19, 2014.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

6.	Investment in National CineMedia

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

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

	Investment in NCM	Deferred Revenue	Distributions from NCM	Equity in Earnings	Other Revenue	Other Comprehensive Income	Cash Received
Balance as of January 1, 2015	$178,939	$(335,219)
Receipt of common units due to annual common unit adjustment	15,421	(15,421)	$—	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	(5,681)	—	5,681
Receipt of excess cash distributions	(5,393)	—	(6,258)	—	—	—	11,651
Receipt under tax receivable agreement	(1,871)	—	(2,241)	—	—	—	4,112
Equity in earnings	409	—	—	(409)	—	—	—
Equity in other comprehensive income	(2,734)	—	—	—	—	2,734	—
Amortization of deferred revenue	—	4,149	—	—	(4,149)	—	—

Balance as of and for the period ended June 30, 2015	$184,771	$(346,491)	$(8,499)	$(409)	$(9,830)	$2,734	$21,444

(1)	Amount includes the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $4,980.

On May 5, 2014, NCM, Inc. announced that it had entered into a merger agreement to acquire Screenvision, LLC. On November 3, 2014, the U.S. Department of Justice (“DOJ”) filed an antitrust lawsuit seeking to enjoin the proposed merger between NCM, Inc. and Screenvision, LLC. On March 16, 2015, NCM, Inc. announced that it had agreed with Screenvision, LLC to terminate the merger agreement. The termination of the merger agreement resulted in a $26.8 million termination payment to Screenvision by NCM, Inc. NCM indemnified NCM, Inc. for the termination fee. The impact of the termination payment and related merger costs resulted in NCM not making an excess cash distribution to its shareholders during the second quarter of 2015.

During the three months ended June 30, 2015 and 2014, the Company recorded equity in loss of approximately $386 and $75, respectively. During the six months ended June 30, 2015 and 2014, the Company recorded equity in earnings of approximately $409 and $357, respectively

Pursuant to a Common Unit Adjustment Agreement dated as of February 13, 2007 between NCM, Inc. and the Company, AMC Entertainment, Inc. (“AMC”) and Regal Entertainment Group (“Regal”), annual adjustments to the common membership units are made primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each Founding Member. As further discussed in Note 6 to the Company’s financial statements as included in its 2014 Annual Report on Form 10-K, the common units received are recorded at fair value as an increase in the Company’s investment in NCM with an offset to deferred revenue. The deferred revenue is amortized over the remaining term of the ESA. During March 2015, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation,

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

the Company received an additional 1,074,910 common units of NCM, each of which is convertible into one share of NCM, Inc. common stock. The Company recorded the additional common units received at fair value with a corresponding adjustment to deferred revenue of approximately $15,421. The deferred revenue will be recognized over the remaining term of the ESA, which is approximately 21 years.

As of June 30, 2015, the Company owned a total of 25,631,046 common units of NCM, representing an ownership interest of approximately 20%.

Below is summary financial information for NCM for the three and six months ended June 26, 2014 and the three months ended April 2, 2015 (the financial information for the period ended June 25, 2015 is not yet available):

	Three Months Ended April 2, 2015	Three Months Ended June 26, 2014	Six Months Ended June 26, 2014
Gross revenues	$76,867	$99,958	$170,173
Operating income	$14,618	$42,131	$54,898
Net earnings (loss)	$(38,729)	$26,467	$23,703

7.	Other Investments

The Company had the following other investments at June 30, 2015:

Digital Cinema Implementation Partners (“DCIP”), equity method investment	$59,622
RealD, Inc. (“RealD”), investment in marketable security	15,077
AC JV, LLC, equity method investment	8,874
Digital Cinema Distribution Coalition (“DCDC”), equity method investment	2,562
Other	1,596

Total	$87,731

Below is a summary of activity for each of the investments for the three months ended June 30, 2015:

	DCIP	RealD	AC JV, LLC	DCDC	Other	Total
Balance at January 1, 2015	$51,277	$14,429	$7,899	$2,438	$1,615	$77,658
Cash contributions, net of cash distributions received	732	—	—	—	—	732
Equity in income	7,817	—	975	124	—	8,916
Equity in comprehensive loss	(204)	—	—	—	—	(204)
Unrealized holding gain	—	648	—	—	—	648
Other	—	—	—	—	(19)	(19)

Balance at June 30, 2015	$59,622	$15,077	$8,874	$2,562	$1,596	$87,731

Digital Cinema Implementation Partners LLC

On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as Digital Cinema Implementation Partners LLC to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. On March 10, 2010, the Company signed a master equipment lease agreement and other related agreements (collectively the “Agreements”) with Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company. Upon signing the Agreements, the Company contributed the majority of its U.S. digital projection systems to DCIP, which DCIP then contributed to Kasima. The Company has a variable interest in Kasima through the terms of its master equipment lease agreement; however, the Company has determined that it is not the primary beneficiary of Kasima, as the Company does not have the ability to direct the activities of Kasima that most significantly impact Kasima’s economic performance. As of June 30, 2015, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is summary financial information for DCIP for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues	$39,852	$43,396	$80,593	$86,084
Operating income	$22,996	$26,700	$46,760	$51,004
Net income	$16,521	$19,065	$33,965	$24,593

As of June 30, 2015, the Company had 3,714 digital projection systems being leased under the master equipment lease agreement with Kasima. The Company made equipment lease payments of approximately $2,049 and $2,000 during the six months ended June 30, 2015 and 2014, respectively, which are included in utilities and other costs on the condensed consolidated statements of income.

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

As of June 30, 2015, the estimated fair value of the Company’s investment in RealD was $15,077, which is based on the closing price of RealD’s common stock on June 30, 2015, and falls under Level 1 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. The Company paid licensing fees of $7,881 and $8,822 during the six months ended June 30, 2015 and 2014, respectively, which are included in utilities and other costs on the condensed consolidated statements of income.

AC JV, LLC

During December 2013, the Company, Regal, AMC and NCM entered into a series of agreements that resulted in the formation of a new joint venture that now owns the “Fathom Events” division (consisting of Fathom Events and Fathom Consumer Events) formerly operated by NCM. The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators to provide additional programs to augment their feature film schedule. The Fathom Consumer Events business includes live and pre-recorded concerts featuring contemporary music, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. The Company paid event fees of $5,970 and $0 for the six months ended June 30, 2015 and 2014, respectively, which are included in film rentals and advertising costs on the condensed consolidated statements of income.

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

Digital Cinema Distribution Coalition

The Company is a party to a joint venture with certain exhibitors and distributors called DCDC, which operates a satellite distribution network that distributes all digital content to U.S. theatres via satellite. The Company has an approximate 14.6% ownership in DCDC. The Company paid approximately $390 and $382 during the six months ended June 30, 2015 and 2014, respectively, related to content delivery services provided by DCDC. These fees are included in film rentals and advertising costs on the condensed consolidated statements of income.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

8.	Treasury Stock and Share Based Awards

Treasury Stock — Treasury stock represents shares of common stock repurchased or withheld by the Company and not yet retired. The Company has applied the cost method in recording its treasury shares. Below is a summary of the Company’s treasury stock activity for the six months ended June 30, 2015:

	Number of Treasury Shares	Cost
Balance at January 1, 2015	4,057,135	$61,807
Restricted stock withholdings (1)	107,825	4,748
Restricted stock forfeitures	11,837	—

Balance at June 30, 2015	4,176,797	$66,555

(1)	The Company withheld restricted shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting in restricted stock and restricted stock units. The Company determined the number of shares to be withheld based upon market values ranging from $41.21 to $44.67 per share.

As of June 30, 2015, the Company had no plans to retire any shares of treasury stock.

Restricted Stock – During the six months ended June 30, 2015, the Company granted 223,976 shares of restricted stock to directors and employees. The fair value of the restricted stock granted was determined based on the market value of the Company’s common stock on the dates of grant, which ranged from $40.75 to $43.28 per share. The Company assumed forfeiture rates ranging from 0% to 10% for the restricted stock awards. Restricted stock granted to the Company’s directors vests over one year. Restricted stock granted to employees vests over service periods that range from one year to four years. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock activity for the six months ended June 30, 2015:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	878,897	$24.92
Granted	223,976	$42.80
Vested	(326,168)	$23.62
Forfeited	(11,937)	$25.98

Outstanding at June 30, 2015	764,768	$30.71

Unvested restricted stock at June 30, 2015	764,768	$30.71

	Six Months Ended June 30,
	2015	2014
Compensation expense recognized during the period	$4,736	$4,986
Fair value of restricted shares that vested during the period	$14,308	$18,571
Income tax deduction upon vesting of restricted stock awards	$3,788	$7,109

As of June 30, 2015, the estimated remaining unrecognized compensation expense related to restricted stock awards was $16,667 and the weighted average period over which this remaining compensation expense will be recognized is approximately two years.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Restricted Stock Units – During the six months ended June 30, 2015, the Company granted restricted stock units representing 142,922 hypothetical shares of common stock to employees. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the two fiscal year periods ending December 31, 2016 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments as specified by the Compensation Committee prior to the grant date. The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity and vest on a prorata basis according to the IRR achieved by the Company during the performance period. If the IRR for the two-year period is at least 7.5%, which is the threshold, one-third of the restricted stock units vest. If the IRR for the two-year period is at least 9.5%, which is the target, two-thirds of the restricted stock units vest. If the IRR for the two-year period is at least 11.5%, which is the maximum, 100% of the restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. All payouts of restricted stock units that vest will be subject to an additional two-year service requirement and will be paid in the form of common stock if the participant continues to provide services through March 2019, which is the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments from the grant date if, and at the time that, the restricted stock unit awards vest.

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the six months ended June 30, 2015 at each of the three target levels of financial performance (excluding forfeiture assumptions):

	Number of Shares Vesting	Value at Grant
at IRR of at least 7.5%	47,640	$2,057
at IRR of at least 9.5%	95,282	$4,115
at IRR of at least 11.5%	142,922	$6,173

Due to the fact that the IRR for the two-year performance period could not be determined at the time of grant, the Company estimated that the most likely outcome is the achievement of the mid-point IRR level. The fair value of the restricted stock unit awards was determined based on the market value of the Company’s common stock on the dates of grant, which ranged from $40.75 to $43.28 per share. The Company assumed forfeiture rates ranging from 0% to 5% for the restricted stock unit awards. If during the service period, additional information becomes available to lead the Company to believe a different IRR level will be achieved for the two-year performance period, the Company will reassess the number of units that will vest for the grant and adjust its compensation expense accordingly on a prospective basis over the remaining service period.

	Six Months Ended June 30,
	2015	2014
Number of restricted stock unit awards that vested during the period	123,769	392,238
Fair value of restricted stock unit awards that vested during the period	$5,483	$11,312
Accumulated dividends paid upon vesting of restricted stock unit awards	$442	$1,341
Income tax benefit recognized upon vesting of restricted stock unit awards	$2,303	$4,751
Compensation expense recognized during the period	$1,739	$1,603

As of June 30, 2015, the estimated remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $7,008. The weighted average period over which this remaining compensation expense will be recognized is approximately two years. As of June 30, 2015, the Company had restricted stock units outstanding that represented a total of 544,081 hypothetical shares of common stock, net of actual cumulative forfeitures of 19,934 units, assuming an IRR of 11.1% was reached for the 2012 grant and the maximum IRR level is achieved for each of the 2013, 2014, and 2015 grants.

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

Below is a summary of the Company’s current interest rate swap agreements designated as cash flow hedges as of June 30, 2015:

Nominal Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	Estimated Total Fair Value at June 30, 2015(1)
$175,000	December 2010	1.3975%	1-Month LIBOR	September 2015	$439
$175,000	December 2010	1.4000%	1-Month LIBOR	September 2015	446
$100,000	November 2011	1.7150%	1-Month LIBOR	April 2016	1,117

$450,000					$2,002

(1)	Included in accounts payable and accrued expenses on the condensed consolidated balance sheet as of June 30, 2015.

The changes in accumulated other comprehensive loss, net of taxes, related to the Company’s interest rate swap agreements for the three and six months ended June 30, 2015 and 2014 were as follows:

	Interest Rate Swaps
	2015	2014
Beginning balances – April 1	$(2,113)	$(5,219)

Other comprehensive loss before reclassifications, net of taxes	(646)	(848)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of taxes	1,501	1,509

Net other comprehensive income	855	661

Ending balances- June 30	$(1,258)	$(4,558)

	Interest Rate Swaps
	2015	2014
Beginning balances – January 1	$(2,870)	$(5,716)

Other comprehensive loss before reclassifications, net of taxes	(1,335)	(1,827)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of taxes	2,947	2,985

Net other comprehensive income	1,612	1,158

Ending balances – June 30	$(1,258)	$(4,558)

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

10.	Goodwill and Other Intangible Assets

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2015 (1)	$1,156,556	$120,827	$1,277,383
Acquisition of Brazil theatre	—	356	356
Foreign currency translation adjustments	—	(11,584)	(11,584)

Balance at June 30, 2015 (1)	$1,156,556	$109,599	$1,266,155

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.

The Company evaluates goodwill for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill might exceed its estimated fair value. The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. The Company considers the reporting unit to be each of its eighteen regions in the U.S. and each of its nine countries internationally (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are considered one reporting unit). Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds the estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was eight times for the evaluation performed during the fourth quarter of 2014.

No events or changes in circumstances occurred during the six months ended June 30, 2015 that indicated the carrying value of goodwill might exceed its estimated fair value.

Intangible assets consisted of the following:

	Balance at January 1, 2015	Amortization	Other (1)	Balance at June 30, 2015
Intangible assets with finite lives:
Gross carrying amount	$99,922	$—	$1,054	$100,976
Accumulated amortization	(52,232)	(2,909)	(1,785)	(56,926)

Total net intangible assets with finite lives	$47,690	(2,909)	(731)	$44,050

Intangible assets with indefinite lives:
Tradename	300,334	—	(430)	299,904

Total intangible assets — net	$348,024	$(2,909)	$(1,161)	$343,954

(1)	Includes write-off of intangible assets for closed theatres, impairment of a favorable lease and foreign currency translation adjustments.

Estimated aggregate future amortization expense for intangible assets is as follows:

For the six months ended December 31, 2015	$2,810
For the twelve months ended December 31, 2016	5,585
For the twelve months ended December 31, 2017	5,052
For the twelve months ended December 31, 2018	4,925
For the twelve months ended December 31, 2019	4,016
Thereafter	21,662

Total	$44,050

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

11.	Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

The Company considers actual theatre level cash flows, budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the theatre’s useful life correlates with the available remaining lease period, which includes the probability of renewal periods, for leased properties and the lesser of twenty years or the building’s remaining useful life for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group, the asset group is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the six months ended June 30, 2015 and 2014. As of June 30, 2015, the estimated aggregate fair value of the long-lived assets impaired during the six months ended June 30, 2015 was approximately $1,649.

The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
U.S. theatre properties	$2,536	$430	$3,330	$784
U.S. intangible assets	992	—	992	—
International theatre properties	—	—	—	—

Impairment of long-lived assets	$3,528	$430	$4,322	$784

12.	Fair Value Measurements

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of June 30, 2015:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities – current (see Note 9)	$(2,002)	$—	$—	$(2,002)
Investment in RealD (see Note 7)	$15,077	$15,077	$—	$—

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

Below is a reconciliation of the beginning and ending balance for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Liabilities
	2015	2014
Beginning balances - January 1	$4,572	$9,176
Total loss included in accumulated other comprehensive loss	377	1,068
Settlements	(2,947)	(2,985)

Ending balances – June 30	$2,002	$7,259

The Company also uses the market approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 10 and Note 11). Additionally, the Company uses the market approach to estimate the fair value of its long-term debt (see Note 4). There were no changes in valuation techniques and there were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2015.

13.	Foreign Currency Translation

The accumulated other comprehensive loss account in stockholders’ equity of $191,732 and $144,772 at June 30, 2015 and December 31, 2014, respectively, includes cumulative foreign currency adjustments of $193,977 and $147,930, respectively, from translating the financial statements of the Company’s international subsidiaries, and also includes the change in fair values of the Company’s interest rate swap agreements that are designated as hedges and the change in fair value of the Company’s available-for-sale securities.

All foreign countries where the Company has operations are non-highly inflationary, and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of the impact of translating the June 30, 2015 financial statements of the Company’s international subsidiaries:

	Exchange Rate as of		Other Comprehensive Loss for The Six Months Ended
Country	June 30, 2015	December 31, 2014	June 30, 2015
Brazil	3.16	2.69	$(33,827)
Argentina	9.15	8.55	(5,057)
Peru	3.26	3.05	(2,514)
Colombia	2,585.1	2,392.4	(2,423)
All other			(2,226)

			$(46,047)

14.	Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2015	2014
Cash paid for interest	$53,667	$53,890
Cash paid for income taxes, net of refunds received	$44,701	$64,540
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$(4,701)	$(4,617)
Theatre properties acquired under capital lease	$13,726	$4,012
Investment in NCM – receipt of common units (see Note 6)	$15,421	$8,216
Dividends accrued on unvested restricted stock unit awards	$(200)	$(274)

(1)	Additions to theatre properties and equipment included in accounts payable as of June 30, 2015 and December 31, 2014 were $17,936 and $13,235, respectively.

15.	Segments

The Company manages its international market and its U.S. market as separate reportable operating segments, with the international segment consisting of operations in Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia and Curacao. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenues, primarily screen advertising. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company does not report asset information by segment because that information is not used to evaluate the performance of or allocate resources between segments.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
U.S.	$592,482	$524,485	$1,066,777	$969,405
International	211,505	196,881	385,838	357,073
Eliminations	(4,055)	(3,503)	(7,285)	(6,335)

Total revenues	$799,932	$717,863	$1,445,330	$1,320,143

Adjusted EBITDA(1)
U.S.	$143,604	$120,871	$250,711	$214,411
International	49,849	48,484	89,863	83,499

Total Adjusted EBITDA	$193,453	$169,355	$340,574	$297,910

Capital expenditures
U.S.	$43,947	$30,483	$118,214	$60,795
International	26,018	19,274	37,498	41,768

Total capital expenditures	$69,965	$49,757	$155,712	$102,563

(1)	Distributions from NCM are reported entirely within the U.S. operating segment.

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$70,890	$72,134	$113,792	$107,830
Add (deduct):
Income taxes	42,774	24,081	69,154	44,943
Interest expense (1)	28,304	28,286	56,511	56,766
Loss on amendment to debt agreement	925	—	925	—
Other income (2)	(8,400)	(6,455)	(6,952)	(14,141)
Depreciation and amortization	46,569	43,881	91,901	86,377
Impairment of long-lived assets	3,528	430	4,322	784
Loss on sale of assets and other	5,802	3,276	4,352	6,129
Deferred lease expenses	(585)	249	(1,288)	1,848
Amortization of long-term prepaid rents	669	407	1,382	785
Share based awards compensation expense	2,977	3,066	6,475	6,589

Adjusted EBITDA	$193,453	$169,355	$340,574	$297,910

(1)	Includes amortization of debt issue costs.
(2)	Includes interest income, foreign currency exchange gain (loss) and equity in income of affiliates and excludes distributions from NCM.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
U.S.	$592,482	$524,485	$1,066,777	$969,405
Brazil	84,320	97,501	162,613	172,900
Other international countries	127,185	99,380	223,225	184,173
Eliminations	(4,055)	(3,503)	(7,285)	(6,335)

Total	$799,932	$717,863	$1,445,330	$1,320,143

	June 30, 2015	December 31, 2014
Theatre Properties and Equipment-net
U.S.	$1,142,382	$1,094,076
Brazil	188,667	204,107
Other international countries	153,340	152,629

Total	$1,484,389	$1,450,812

16.	Related Party Transactions

The Company manages theatres for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is the Company’s Chairman of the Board of Directors and directly and indirectly owns approximately 9% of the Company’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues. The Company recorded $313 and $279 of management fee revenues during the six months ended June 30, 2015 and 2014, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company leases 15 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of the Company’s directors and is an officer of the general partner of Syufy. Of these 16 leases, 14 have fixed minimum annual rent. The two leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease. For the six months ended June 30, 2015 and 2014, the Company paid total rent of approximately $11,036 and $11,643, respectively, to Syufy.

17.	Commitments and Contingencies

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company received a Civil Investigative Demand (“CID”) from the Antitrust Division of the United States Department of Justice. The CID relates to an investigation under Sections 1 and 2 of the Sherman Act. The Company also received CIDs from the Antitrust Section of the Office of the Attorney General of the State of Ohio and later from other states regarding similar inquiries under state antitrust laws. The CIDs request the Company to answer interrogatories, and produce documents, or both, related to the investigation of matters including film clearances, potential coordination and/or communication with other major theatre circuits and related joint ventures. The Company intends to fully cooperate with all federal and state government agencies. Although the Company does not believe that it has violated any federal or state antitrust or competition laws, it cannot predict the ultimate scope, duration or outcome of these investigations.

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

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia and Curacao. As of June 30, 2015, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 15 to our condensed consolidated financial statements.

We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing promotions, meeting rentals and electronic video games located in some of our theatres. Our relationship with NCM has assisted us in expanding our offerings to domestic advertisers and broadening ancillary revenue sources such as digital video monitor advertising. Our Flix Media initiative has allowed us to expand screen advertising within our international circuit and to other international exhibitors. We also offer alternative entertainment, such as live and pre-recorded sports programs, concert events, the Metropolitan Opera, in-theatre gaming and other special events in our theatres through our recently formed Fathom joint venture, AC JV, LLC.

Films leading the box office for the six months ended June 30, 2015 included Jurassic World, Avengers: Age of Ultron, Furious 7, American Sniper, Home, Pitch Perfect 2, 50 Shades of Grey, The Spongebob Movie: Sponge Out of Water, Mad Max: Fury Road, Kingsman: The Secret Service, San Andreas, Cinderella, The Divergent Series: Insurgent, and Inside Out. Films currently scheduled for wide-release during the remainder of 2015 include Ant-Man, Star Wars: The Force Awakens, Hunger Games: Mockingjay Part II, Minions, the 24th James Bond film Spectre, The Good Dinosaur and Mission: Impossible 5, among other films.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating data (in millions):	2015	2014	2015	2014
Revenues
Admissions	$502.9	$455.7	$903.6	$836.6
Concession	259.6	226.5	474.0	419.5
Other	37.4	35.7	67.7	64.1

Total revenues	$799.9	$717.9	$1,445.3	$1,320.2
Cost of operations
Film rentals and advertising	285.3	249.2	501.0	449.9
Concession supplies	40.9	35.4	73.4	65.4
Salaries and wages	76.5	69.9	145.7	134.3
Facility lease expense	82.4	80.6	162.0	159.0
Utilities and other	85.1	78.6	160.5	154.5
General and administrative expenses	39.3	39.7	77.2	79.1
Depreciation and amortization	46.6	43.9	91.9	86.4
Impairment of long-lived assets	3.5	0.4	4.3	0.8
Loss on sale of assets and other	5.8	3.3	4.4	6.1

Total cost of operations	665.4	601.0	1,220.4	1,135.5

Operating income	$134.5	$116.9	$224.9	$184.7

Operating data as a percentage of total revenues:
Revenues
Admissions	62.9%	63.5%	62.5%	63.4%
Concession	32.4%	31.5%	32.8%	31.8%
Other	4.7%	5.0%	4.7%	4.8%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of operations (1)
Film rentals and advertising	56.7%	54.7%	55.4%	53.8%
Concession supplies	15.8%	15.6%	15.5%	15.6%
Salaries and wages	9.6%	9.7%	10.1%	10.2%
Facility lease expense	10.3%	11.2%	11.2%	12.0%
Utilities and other	10.6%	10.9%	11.1%	11.7%
General and administrative expenses	4.9%	5.5%	5.3%	6.0%
Depreciation and amortization	5.8%	6.1%	6.4%	6.5%
Impairment of long-lived assets	0.4%	0.1%	0.3%	0.1%
Loss on sale of assets and other	0.7%	0.5%	0.3%	0.5%
Total cost of operations	83.2%	83.7%	84.4%	86.0%
Operating income	16.8%	16.3%	15.6%	14.0%

Average screen count (month end average)	5,707	5,597	5,693	5,590

Revenues per average screen (dollars)	$140,167	$128,259	$253,878	$236,162

(1)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended June 30, 2015 versus June 30, 2014

Revenues. Total revenues increased $82.0 million to $799.9 million for the three months ended June 30, 2015 (“second quarter of 2015”) from $717.9 million for the three months ended June 30, 2014 (“second quarter of 2014”), representing an 11.4% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30,			June 30,			June 30,
			%			%			%
	2015	2014	Change	2015	2014	Change	2015	2014	Change
Admissions revenues(1)	$375.6	$334.7	12.2%	$127.3	$121.0	5.2%	$502.9	$455.7	10.4%
Concession revenues(1)	$195.0	$170.6	14.3%	$64.6	$55.9	15.6%	$259.6	$226.5	14.6%
Other revenues(1)(2)	$17.8	$15.7	13.4%	$19.6	$20.0	(2.0)%	$37.4	$35.7	4.8%
Total revenues (1)(2)	$588.4	$521.0	12.9%	$211.5	$196.9	7.4%	$799.9	$717.9	11.4%
Attendance(1)	49.0	46.5	5.4%	27.7	24.0	15.4%	76.7	70.5	8.8%

(1)	Amounts in millions.
(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 15 of our condensed consolidated financial statements.

•	U.S. Admissions revenues increased $40.9 million due to a 5.4% increase in attendance and a 6.5% increase in average ticket price from $7.20 for the second quarter of 2014 to $7.67 for the second quarter of 2015. The increase in concession revenues of $24.4 million was attributable to an 8.4% increase in concession revenues per patron from $3.67 for the second quarter of 2014 to $3.98 for the second quarter of 2015 and the 5.4% increase in attendance. The increase in attendance was due to the solid slate of films released during the second quarter of 2015. The increase in average ticket price was primarily due to price increases and increased sales for premium concepts, such as 3-D and XD. The increase in concession revenues per patron was primarily due to incremental sales and price increases. Other revenues increased primarily due to increases in screen advertising revenues.

•	International. Admissions revenues increased $6.3 million due to a 15.4% increase in attendance, partially offset by an 8.7% decrease in average ticket price from $5.04 for the second quarter of 2014 to $4.60 for the second quarter of 2015. The increase in concession revenues of $8.7 million was primarily attributable to the 15.4% increase in attendance. Concession revenues per patron were consistent at $2.33 for the second quarter of 2014 and the second quarter of 2015. The increase in attendance was due to the solid slate of films released during the second quarter of 2015 and new theatres. The decrease in average ticket price was primarily due to the unfavorable impact of foreign currency exchange rates in certain countries in which we operate, partially offset by price increases and increased sales for premium concepts, such as 3-D and XD. Concession revenues per patron increased due to price increases, offset by the unfavorable impact of foreign currency exchange rates in certain countries in which we operate.

Cost of Operations. The table below summarizes certain of our year-over-year theatre operating costs by reportable operating segment (in millions).

	U.S. Operating Segment		International Operating Segment		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Film rentals and advertising	$221.5	$190.4	$63.8	$58.8	$285.3	$249.2
Concession supplies	26.4	23.3	14.5	12.1	40.9	35.4
Salaries and wages	56.8	51.9	19.7	18.0	76.5	69.9
Facility lease expense	59.6	58.5	22.8	22.1	82.4	80.6
Utilities and other	58.1	55.1	27.0	23.5	85.1	78.6

•	U.S. Film rentals and advertising costs were $221.5 million, or 59.0% of admissions revenues, for the second quarter of 2015 compared to $190.4 million, or 56.9% of admissions revenues, for the second quarter of 2014. The increase in the film rentals and advertising rate was primarily due to the higher concentration of blockbuster films and higher box office performance during the second quarter of 2015. The second quarter of 2015 included such blockbuster releases as Jurassic World, The Avengers: Age of Ultron, Furious 7, and Inside Out, which grossed in excess of $500 million, $450 million, $350 million, and $200 million, respectively, and all of which had higher film rental rates due to their box office performance. Concession supplies expense was $26.4 million, or 13.5% of concession revenues, for the second quarter of 2015 compared to $23.3 million, or 13.7% of concession revenues, for the second quarter of 2014. The decrease in the concession supplies rate was primarily due to the impact of sales price increases.

Salaries and wages increased to $56.8 million for the second quarter of 2015 from $51.9 million for the second quarter of 2014 primarily due to new theatres, increased staffing levels due to increased attendance and increases in minimum wages. Facility lease expense increased to $59.6 million for the second quarter of 2015 from $58.5 million for the second quarter of 2014 due to new theatres. Utilities and other costs increased to $58.1 million for the second quarter of 2015 from $55.1 million for the second quarter of 2014 due to new theatres and increases in property taxes, insurance costs and security expenses.

•	International. Film rentals and advertising costs were $63.8 million, or 50.1% of admissions revenues, for the second quarter of 2015 compared to $58.8 million, or 48.6% of admissions revenues, for the second quarter of 2014. The increase in the film rentals and advertising rate was due to the higher concentration of blockbuster films and higher box office performance during the second quarter of 2015. Concession supplies expense was $14.5 million, or 22.4% of concession revenues, for the second quarter of 2015 compared to $12.1 million, or 21.6% of concession revenues, for the second quarter of 2014.

Salaries and wages increased to $19.7 million for the second quarter of 2015 from $18.0 million for the second quarter of 2014 primarily due to increased staffing levels, new theatres and increased wage rates. Facility lease expense increased to $22.8 million for the second quarter of 2015 from $22.1 million for the second quarter of 2014 as a result of increased percentage rent expense due to increased revenues and new theatres. Utilities and other costs increased to $27.0 million for the second quarter of 2015 from $23.5 million for the second quarter of 2014, primarily due to increases in utility costs, 3-D presentation and other costs and new theatres. All of the above-mentioned theatre operating costs were also impacted by changes in foreign currency exchanges rates in certain countries in which we operate.

General and Administrative Expenses. General and administrative expenses decreased to $39.3 million for the second quarter of 2015 from $39.7 million for the second quarter of 2014. The decrease was primarily due to the impact of changes in foreign currency exchange rates in certain countries in which we operate and decreases in professional fees, partially offset by increased salaries and incentive compensation expense.

Depreciation and Amortization. Depreciation and amortization expense was $46.6 million during the second quarter of 2015 compared to $43.9 million during the second quarter of 2014. The increase was primarily due to new theatres.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $3.5 million during the second quarter of 2015 compared to $0.4 million during the second quarter of 2014. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. Impairment charges for the second quarter of 2015 consisted of U.S. theatre properties, impacting four of our twenty-seven reporting units, and certain intangible assets associated with these theatres. See Note 11 to our condensed consolidated financial statements.

Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $5.8 million during the second quarter of 2015 compared to $3.3 million during the second quarter of 2014. The loss recorded during the second quarter of 2015 included lease termination costs and retirement of assets due to theatre remodels and closures. The loss recorded during the second quarter of 2014 was primarily due to the replacement of certain theatre assets.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $28.3 million during the second quarter of 2015, consistent with the second quarter of 2014.

Distributions from NCM. We recorded a distribution from NCM of $1.2 million during the second quarter of 2014, which was in excess of the carrying value of our Tranche 1 investment. NCM did not distribute any excess cash during the second quarter of 2015 due to expenses incurred as the result of the termination of a proposed merger. See Note 6 to our condensed consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $4.1 million during the second quarter of 2015 compared to $3.6 million during the second quarter of 2014. See Notes 6 and 7 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes. Income tax expense of $42.8 million was recorded for the second quarter of 2015 compared to $24.1 million recorded for the second quarter of 2014. The effective tax rate was approximately 37.6% for the second quarter of 2015 compared to 25.0% for the second quarter of 2014. The effective tax rate for the second quarter of 2014 reflects the impact of items related to our Mexican subsidiaries. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Six months ended June 30, 2015 versus June 30, 2014

Revenues. Total revenues increased $125.1 million to $1,445.3 million for the six months ended June 30, 2015 (“the 2015 period”) from $1,320.2 million for the six months ended June 30, 2014 (“the 2014 period”), representing a 9.5% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
			%			%			%
	2015	2014	Change	2015	2014	Change	2015	2014	Change
Admissions revenues (1)	$671.4	$617.4	8.7%	$232.2	$219.2	5.9%	$903.6	$836.6	8.0%
Concession revenues (1)	$354.6	$316.1	12.2%	$119.4	$103.4	15.5%	$474.0	$419.5	13.0%
Other revenues (1) (2)	$33.5	$29.6	13.2%	$34.2	$34.5	(0.9)%	$67.7	$64.1	5.6%
Total revenues (1) (2)	$1,059.5	$963.1	10.0%	$385.8	$357.1	8.0%	$1,445.3	$1,320.2	9.5%
Attendance (1)	90.5	87.1	3.9%	51.7	44.9	15.1%	142.2	132.0	7.7%

(1)	Amounts in millions.
(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 15 of our condensed consolidated financial statements.

•	U.S. The increase in admissions revenues of $54.0 million was attributable to a 3.9% increase in attendance and a 4.7% increase in average ticket price from $7.09 for the 2014 period to $7.42 for the 2015 period. The increase in concession revenues of $38.5 million was attributable to the 3.9% increase in attendance and an 8.0% increase in concession revenues per patron from $3.63 for the 2014 period to $3.92 for the 2015 period. The increase in attendance was due to the solid slate of films released during the 2015 period. The increase in average ticket price was primarily due to price increases. The increase in concession revenues per patron was primarily due to incremental sales and price increases. Other revenues increased primarily due to increases in screen advertising revenues.

•	International. Admissions revenues increased $13.0 million as a result of a 15.1% increase in attendance, partially offset by an 8.0% decrease in average ticket price from $4.88 for the 2014 period to $4.49 for the 2015 period. Concession revenues increased $16.0 million as a result of the 15.1% increase in attendance and a 0.4% increase in concession revenues per patron from $2.30 for the 2014 period to $2.31 for the 2015 period. The increase in attendance was due to the solid slate of films released during the 2015 period and new theatres. The decrease in average ticket price was primarily due to the unfavorable impact of foreign currency exchange rates in certain countries in which we operate. Concession revenues per patron increased primarily due to price increases, the impact of which was almost entirely offset by the unfavorable impact of foreign currency exchange rates in certain countries in which we operate.

Cost of Operations. The table below summarizes certain of our year-over-year theatre operating costs by reportable operating segment (in millions).

	U.S. Operating Segment		International Operating Segment		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Film rentals and advertising	$387.4	$344.4	$113.6	$105.5	$501.0	$449.9
Concession supplies	47.4	43.5	26.0	21.9	73.4	65.4
Salaries and wages	108.3	100.5	37.4	33.8	145.7	134.3
Facility lease expense	119.3	117.8	42.7	41.2	162.0	159.0
Utilities and other	111.5	108.9	49.0	45.6	160.5	154.5

•	U.S. Film rentals and advertising costs were $387.4 million, or 57.7% of admissions revenues for the 2015 period compared to $344.4 million, or 55.8% of admissions revenues for the 2014 period. The increase in the film rentals and advertising rate was primarily due to the higher concentration of blockbuster films and higher box office performance during the 2015 period and increased film presentation costs. The 2015 period included such blockbuster releases as Jurassic World, The Avengers: Age of Ultron, Furious 7, American Sniper and Inside Out, which grossed in excess of $500 million, $450 million, $350 million, $350 million, and $200 million, respectively, and all of which had higher film rental rates due to their box office performance. Concession supplies expense was $47.4 million, or 13.4% of concession revenues, for the 2015 period compared to $43.5 million, or 13.8% of concession revenues, for the 2014 period. The decrease in the concession supplies rate was primarily due to the impact of sales price increases.

Salaries and wages increased to $108.3 million for the 2015 period from $100.5 million for the 2014 period primarily due to new theatres, increased staffing levels due to increased attendance and increases in minimum wages. Facility lease expense increased to $119.3 million for the 2015 period from $117.8 million for the 2014 period primarily due to new theatres. Utilities and other costs increased to $111.5 million for the 2015 period from $108.9 million for the 2014 period due to new theatres and increases in property taxes, insurance costs and security expenses.

•	International. Film rentals and advertising costs were $113.6 million, or 48.9% of admissions revenues, for the 2015 period compared to $105.5 million, or 48.1% of admissions revenues, for the 2014 period. The increase in the film rentals and advertising rate was due to the higher concentration of blockbuster films and higher box office performance during the 2015 period. Concession supplies expense was $26.0 million, or 21.8% of concession revenues, for the 2015 period compared to $21.9 million, or 21.2% of concession revenues, for the 2014 period.

Salaries and wages increased to $37.4 million for the 2015 period from $33.8 million for the 2014 period due to new theatres and increased staffing levels and wage rates. Facility lease expense increased to $42.7 million for the 2015 period from $41.2 million for the 2014 period as a result of increased percentage rent expense due to increased revenues and new theatres. Utilities and other costs increased to $49.0 million for the 2015 period from $45.6 million for the 2014 period due to increases in utility costs and repairs and maintenance expenses and new theatres. All of the above-mentioned theatre operating costs were also impacted by changes in foreign currency exchanges rates in certain countries in which we operate.

General and Administrative Expenses. General and administrative expenses decreased to $77.2 million for the 2015 period from $79.1 million for the 2014 period. The decrease was primarily due to the impact of changes in foreign currency exchange rates in certain countries in which we operate and decreases in professional fees, partially offset by increases in salaries and incentive compensation expense.

Depreciation and Amortization. Depreciation and amortization expense was $91.9 million for the 2015 period compared to $86.4 million for the 2014 period. The increase was primarily due to new theatres.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $4.3 million for the 2015 period compared to $0.8 million for the 2014 period. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. Impairment charges for the 2015 period consisted of U.S. theatre properties, impacting four of our twenty-seven reporting units, and intangible assets associated with these theatres. See Note 11 to our condensed consolidated financial statements.

Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $4.4 million during the 2015 period compared to $6.1 million during the 2014 period. The loss recorded during the 2015 period included lease termination costs, contract termination costs and the retirement of assets due to theatre remodels and closures, partially offset by a gain related to lease amendments that resulted in a reduction of certain capital lease liabilities. The loss recorded during the 2014 period was primarily due to the replacement of certain theatre assets.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $56.5 million for the 2015 period compared to $56.8 million for the 2014 period.

Distributions from NCM. We recorded distributions from NCM of $8.5 million during the 2015 period and $10.7 million during the 2014 period, which were in excess of the carrying value of our Tranche 1 investment. NCM did not distribute any excess cash during the second quarter of 2015 due to expenses incurred as the result of the termination of a proposed merger. See Note 6 to our condensed consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $9.3 million during the 2015 period compared to $7.2 million during the 2014 period. See notes 6 and 7 for information about the equity investments to our condensed consolidated financial statements.

Income Taxes. Income tax expense of $69.2 million was recorded for the 2015 period compared to $44.9 million recorded for the 2014 period. The effective tax rate was 37.8% for the 2015 period compared to 29.4% for the 2014 period. The effective tax rate for the 2014 period reflects the impact of items related to our Mexican subsidiaries. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, nearly all of our theatres provide the patron a choice of using a credit card, debit card or advanced-sale type certificates such as a gift card, in place of cash. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities was $180.8 million for the six months ended June 30, 2015 compared to $159.7 million for the six months ended June 30, 2014.

Investing Activities

Our investing activities have been principally related to the development and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $155.2 million for the six months ended June 30, 2015 compared to $102.9 million for the six months ended June 30, 2014.

Capital expenditures for the six months ended June 30, 2015 and 2014 were as follows (in millions):

Period	New Theatres	Existing Theatres		Total
Six Months Ended June 30, 2015	$56.0	$99.7	(a)	$155.7
Six Months Ended June 30, 2014	$47.0	$55.6		$102.6

(a)	Includes approximately $26.3 million for the purchase of our corporate headquarters building in Plano, TX.

Our U.S. theatre circuit consisted of 4,491 screens at June 30, 2015. During the six months ended June 30, 2015, we built two new theatres with 22 screens and closed three theatres with 30 screens. At June 30, 2015, we had signed commitments to open seven new theatres with 77 screens in domestic markets during the remainder of 2015 and open nine new theatres with 98 screens subsequent to 2015. We estimate the remaining capital expenditures for the development of these 175 domestic screens will be approximately $93 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

Our international theatre circuit consisted of 1,229 screens at June 30, 2015. During the six months ended June 30, 2015, we built eight new theatres with 48 screens, acquired one theatre with 5 screens and closed one screen. At June 30, 2015, we had signed commitments to open four new theatres and 34 screens in international markets during the remainder of 2015 and open three new theatres and 25 screens subsequent to 2015. We estimate the remaining capital expenditures for the development of these 59 international screens will be approximately $43 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

We plan to fund capital expenditures for our continued development with cash flow from operations, borrowings under our senior secured credit facility, and proceeds from debt issuances, sale leaseback transactions and/or sales of excess real estate.

Financing Activities

Cash used for financing activities was $79.1 million for the six months ended June 30, 2015 compared to $75.9 million for the six months ended June 30, 2014.

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

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of June 30, 2015 (in millions):

Cinemark, USA, Inc. term loan	$682.5
Cinemark USA, Inc. 4.875% senior notes due 2023	530.0
Cinemark USA, Inc. 5.125% senior notes due 2022	400.0
Cinemark USA, Inc. 7.375% senior subordinated notes due 2021	200.0
Other	7.0

Total long-term debt	$1,819.5
Less current portion	8.4

Long-term debt, less current portion	$1,811.1

As of June 30, 2015, Cinemark USA, Inc. had $100.0 million in available borrowing capacity on our revolving credit line.

Contractual Obligations

Due to the recent amendment to our Senior Secured Credit Facility, which extended the maturity of our outstanding term loan debt (see Note 4 to our condensed consolidated financial statements), we have included below our long-term debt and related estimated scheduled interest payments as of June 30, 2015.

	Payments Due by Period (in millions)
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	After 5 Years
Long-term debt	$1,819.5	$8.4	$16.8	$16.8	$1,777.5
Scheduled interest payments on long-term debt (1)	$592.2	$84.5	$165.3	$164.1	$178.3

(1)	Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates currently in effect. The average interest rates currently in effect on our fixed rate and variable rate debt are 5.1% and 3.2%, respectively.

Other than the changes in our long term debt obligations discussed above, there have been no material changes in our contractual obligations previously disclosed in “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed February 27, 2015.

Off-Balance Sheet Arrangements

Other than the operating leases and purchase commitments disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed February 27, 2015, we do not have any off-balance sheet arrangements.

Cinemark USA, Inc. 4.875% Senior Notes

On May 24, 2013, Cinemark USA, Inc. issued $530.0 million aggregate principal amount of 4.875% senior notes due 2023, at par value, (the “4.875% Senior Notes”). Interest on the 4.875% Senior Notes is payable on June 1 and December 1 of each year. The 4.875% Senior Notes mature on June 1, 2023.

The indenture to the 4.875% Senior Notes contains covenants that include limitations on the amount of dividends that Cinemark USA, Inc. can pay. As of June 30, 2015, Cinemark USA, Inc. could have distributed up to approximately $1,906.3 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of June 30, 2015 was approximately 7.0 to 1.

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a seven year $700.0 million term loan and a five year $100.0 million revolving credit line (the “Senior Secured Credit Facility”). On May 8, 2015, Cinemark USA, Inc. amended the Senior Secured Credit Facility to extend the maturity of the term loan from December 2019 to May 2022. Quarterly principal payments in the amount of $1.75 million are due on the term loan through March 31, 2022, with the remaining principal of $635.3 million due on May 8, 2022. The maturity date of December 2017 for the revolving credit line did not change.

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

The Senior Secured Credit Facility contains usual and customary negative covenants for agreements of this type, including restrictions on Cinemark USA, Inc.’s ability to pay dividends. In addition, if Cinemark USA, Inc. has borrowings outstanding on the revolving credit line, it is required to satisfy a consolidated net senior secured leverage ratio covenant as determined in accordance with the Senior Secured Credit Facility. Under the restrictions outlined in the agreements, as of June 30, 2015, Cinemark USA, Inc. could have distributed up to approximately $1,806.7 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the Senior Secured Credit Facility, subject to its available cash and other borrowing restrictions outlined in the agreement.

At June 30, 2015, there was $682.5 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $100.0 million in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the Senior Secured Credit Facility at June 30, 2015 was approximately 4.0% per annum.

Cinemark USA, Inc. 5.125% Senior Notes

On December 18, 2012, Cinemark USA, Inc. issued $400.0 million aggregate principal amount of 5.125% senior notes due 2022, at par value (the “5.125% Senior Notes”). Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year. The 5.125% Senior Notes mature on December 15, 2022.

The indenture to the 5.125% Senior Notes contains covenants including limitations on the amount of dividends that could be paid by Cinemark USA, Inc. As of June 30, 2015, Cinemark USA, Inc. could have distributed up to approximately $1,911.9 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of June 30, 2015 was approximately 7.2 to 1.

Cinemark USA, Inc. 7.375% Senior Subordinated Notes

On June 3, 2011, Cinemark USA, Inc. issued $200.0 million aggregate principal amount of 7.375% senior subordinated notes due 2021, at par value (the “Senior Subordinated Notes”). Interest on the Senior Subordinated Notes is payable on June 15 and December 15 of each year. The Senior Subordinated Notes mature on June 15, 2021.

The indenture to the Senior Subordinated Notes contains covenants including limitations on the amount of dividends that could be paid by Cinemark USA, Inc. As of June 30, 2015, Cinemark USA, Inc. could have distributed up to approximately $1,899.6 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the Senior Subordinated Notes, subject to its available cash and other borrowing restrictions outlined in the indenture governing the Senior Subordinated Notes. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1, and our actual ratio as of June 30, 2015 was approximately 6.9 to 1.

Covenant Compliance

As of June 30, 2015, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

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

Interest Rate Risk

We are currently party to variable rate debt facilities. An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt facilities. At June 30, 2015, there was an aggregate of approximately $232.5 million of variable rate debt outstanding under these facilities, which excludes $450.0 million of Cinemark USA, Inc.’s term loan debt that is hedged with the Company’s interest rate swap agreements in effect as of June 30, 2015 as discussed below. Based on the interest rates in effect on the variable rate debt outstanding at June 30, 2015, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $2.3 million.

Our interest rate swap agreements qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on our condensed consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive loss and the ineffective portion reported in earnings.

Below is a summary of our interest rate swap agreements as of June 30, 2015:

Nominal Amount (in millions)	Effective Date	Pay Rate	Receive Rate	Expiration Date
$175.0	December 2010	1.3975%	1-month LIBOR	September 2015
$175.0	December 2010	1.4000%	1-month LIBOR	September 2015
$100.0	November 2011	1.7150%	1-month LIBOR	April 2016

$450.0

The table below provides information about our fixed rate and variable rate long-term debt agreements as of June 30, 2015:

	Expected Maturity for the Twelve-Month Periods Ending June 30,								Average
	(in millions)								Interest
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value	Rate
Fixed rate (1)	$1.4	$1.4	$1.4	$1.4	$1.4	$1,580.0	$1,587.0	$1,576.2	5.1%
Variable rate	7.0	7.0	7.0	7.0	7.0	197.5	232.5	233.7	3.2%

Total debt	$8.4	$8.4	$8.4	$8.4	$8.4	$1,777.5	$1,819.5	$1,809.9

(1)	Includes $450.0 million of the Cinemark USA, Inc. term loan, which represents the debt hedged with the Company’s interest rate swap agreements in effect as of June 30, 2015 discussed above.

Foreign Currency Exchange Rate Risk

There have been no material changes in foreign currency exchange rate risk previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K filed February 27, 2015.

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2015, we carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes from legal proceedings previously reported under “Business – Legal Proceedings” in the Company’s Annual Report on Form 10-K filed February 27, 2015, other than those disclosed in Note 17 to the financial statements included herein.

Item 1A. Risk Factors

There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Company’s Annual Report on Form 10-K filed February 27, 2015.

Item 6. Exhibits

+*10.1	Second Amended and Restated Non-Employee Director Compensation Policy dated as of June 4, 2015.

*31.1	Certification of Tim Warner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Tim Warner, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Financial Statements from the quarterly report on Form 10-Q of Cinemark Holdings, Inc. for the quarter ended June 30, 2015, filed August 6, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.
+	Any management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK HOLDINGS, INC.
Registrant

DATE: August 6, 2015

/s/ Tim Warner
Tim Warner
Chief Executive Officer

/s/ Sean Gamble
Sean Gamble
Chief Financial Officer

EXHIBIT INDEX

+*10.1	Second Amended and Restated Non-Employee Director Compensation Policy dated as of June 4, 2015.

*31.1	Certification of Tim Warner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Tim Warner, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Financial Statements from the quarterly report on Form 10-Q of Cinemark Holdings, Inc. for the quarter ended June 30, 2015, filed August 6, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.
+	Any management contract, compensatory plan or arrangement.