Form 10-Q
period 2015-09-30
Cinemark Holdings, Inc.
filed 2015-11-05
CIK 1385280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, 115,927,798 shares of common stock were issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data, unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$502,914	$638,869
Inventories	13,236	13,419
Accounts receivable	86,119	47,917
Current income tax receivable	2,562	19,350
Current deferred tax asset	9,279	10,518
Prepaid expenses and other	17,007	10,937

Total current assets	631,117	741,010
Theatre properties and equipment	2,612,286	2,549,092
Less accumulated depreciation and amortization	1,151,268	1,098,280

Theatre properties and equipment, net	1,461,018	1,450,812

Other assets
Goodwill	1,252,290	1,277,383
Intangible assets - net	341,764	348,024
Investment in NCM	186,663	178,939
Investments in and advances to affiliates	89,059	77,658
Deferred charges and other assets - net	82,345	78,154

Total other assets	1,952,121	1,960,158

Total assets	$4,044,256	$4,151,980

Liabilities and equity

Current liabilities
Current portion of long-term debt	$8,412	$8,423
Current portion of capital lease obligations	18,322	16,494
Current income tax payable	8,582	6,396
Current liability for uncertain tax positions	8,548	7,283
Accounts payable and accrued expenses	307,673	375,811

Total current liabilities	351,537	414,407

Long-term liabilities
Long-term debt, less current portion	1,809,306	1,814,574
Capital lease obligations, less current portion	197,590	201,978
Long-term deferred tax liability	128,119	140,973
Long-term liability for uncertain tax positions	7,625	8,410
Deferred lease expenses	43,418	46,003
Deferred revenue - NCM	344,313	335,219
Other long-term liabilities	66,242	67,287

Total long-term liabilities	2,596,613	2,614,444

Commitments and contingencies (see Note 17)

Equity
Cinemark Holdings, Inc.’s stockholders’ equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 120,107,563 shares issued and 115,927,798 shares outstanding at September 30, 2015 and 119,757,582 shares issued and 115,700,447 shares outstanding at December 31, 2014	120	120
Additional paid-in-capital	1,107,307	1,095,040
Treasury stock, 4,179,765 and 4,057,135 shares, at cost, at September 30, 2015 and December 31, 2014, respectively	(66,577)	(61,807)
Retained earnings	296,157	224,219
Accumulated other comprehensive loss	(252,276)	(144,772)

Total Cinemark Holdings, Inc.’s stockholders’ equity	1,084,731	1,112,800
Noncontrolling interests	11,375	10,329

Total equity	1,096,106	1,123,129

Total liabilities and equity	$4,044,256	$4,151,980

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues
Admissions	$432,136	$402,832	$1,335,761	$1,239,472
Concession	230,233	211,131	704,190	630,571
Other	37,687	32,940	105,435	97,003

Total revenues	700,056	646,903	2,145,386	1,967,046

Cost of operations
Film rentals and advertising	236,415	215,565	737,377	665,420
Concession supplies	36,039	33,473	109,445	98,862
Salaries and wages	76,510	67,903	222,261	202,196
Facility lease expense	80,604	80,567	242,612	239,571
Utilities and other	84,586	79,477	245,081	233,979
General and administrative expenses	39,099	35,803	116,301	114,892
Depreciation and amortization	47,543	44,731	139,444	131,108
Impairment of long-lived assets	633	4,510	4,955	5,294
(Gain) loss on sale of assets and other	(500)	2,590	3,852	8,719

Total cost of operations	600,929	564,619	1,821,328	1,700,041

Operating income	99,127	82,284	324,058	267,005

Other income (expense)
Interest expense	(28,419)	(28,335)	(84,930)	(85,101)
Interest income	2,389	1,543	6,783	3,587
Foreign currency exchange loss	(11,935)	(5,235)	(18,702)	(358)
Loss on amendment to debt agreement	—	—	(925)	—
Distributions from NCM	4,601	3,481	13,100	14,158
Equity in income of affiliates	11,047	10,328	20,372	17,548

Total other expense	(22,317)	(18,218)	(64,302)	(50,166)

Income before income taxes	76,810	64,066	259,756	216,839
Less: Income taxes	30,109	25,534	99,263	70,477

Net income	$46,701	$38,532	$160,493	$146,362
Less: Net income attributable to noncontrolling interests	362	403	1,375	1,059

Net income attributable to Cinemark Holdings, Inc.	$46,339	$38,129	$159,118	$145,303

Weighted average shares outstanding
Basic	115,164	114,814	115,051	114,596

Diluted	115,356	115,021	115,279	114,901

Earnings per share attributable to Cinemark Holdings, Inc.’s common stockholders
Basic	$0.40	$0.33	$1.37	$1.25

Diluted	$0.40	$0.33	$1.37	$1.25

Dividends declared per common share	$0.25	$0.25	$0.75	$0.75

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income	$46,701	$38,532	$160,493	$146,362
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of settlements, net of taxes of $454, $529, $1,412 and $1,287	767	892	2,379	2,050
Unrealized gain (loss) due to fair value adjustments on available-for-sale securities, net of taxes of $1,234, $1,542, $998 and $374	(2,092)	(2,603)	(1,680)	641
Other comprehensive income (loss) in equity method investments	(72)	466	(3,010)	862
Foreign currency translation adjustments	(59,181)	(38,278)	(105,228)	(39,121)

Total other comprehensive loss, net of tax	(60,578)	(39,523)	(107,539)	(35,568)

Total comprehensive income (loss), net of tax	(13,877)	(991)	52,954	110,794
Comprehensive income attributable to noncontrolling interests	(327)	(392)	(1,340)	(1,056)

Comprehensive income (loss) attributable to Cinemark Holdings, Inc.	$(14,204)	$(1,383)	$51,614	$109,738

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine months ended September 30,
	2015	2014
Operating activities
Net income	$160,493	$146,362
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	137,683	129,183
Amortization of intangible and other assets and favorable/unfavorable leases	1,761	1,925
Amortization of long-term prepaid rents	1,901	1,785
Amortization of debt issue costs	3,876	3,934
Amortization of deferred revenues, deferred lease incentives and other	(11,959)	(10,198)
Impairment of long-lived assets	4,955	5,294
Share based awards compensation expense	9,850	9,564
Loss on sale of assets and other	3,852	8,719
Deferred lease expenses	(1,809)	2,016
Equity in income of affiliates	(20,372)	(17,548)
Deferred income tax expenses	(9,570)	(20,976)
Distributions from equity investees	12,679	11,374
Changes in assets and liabilities and other	(67,003)	(48,285)

Net cash provided by operating activities	226,337	223,149

Investing activities
Additions to theatre properties and equipment and other	(232,351)	(156,168)
Acquisition of theatre in Brazil	(2,651)	—
Proceeds from sale of theatre properties and equipment and other	6,283	1,973
Investment in joint ventures and other	(3,180)	(1,925)

Net cash used for investing activities	(231,899)	(156,120)

Financing activities
Proceeds from stock option exercises	—	112
Payroll taxes paid as a result of restricted stock withholdings	(4,770)	(9,776)
Dividends paid to stockholders	(86,882)	(86,700)
Repayments of long-term debt	(5,274)	(6,702)
Payment of debt issue costs	(6,957)	—
Payments on capital leases	(12,201)	(10,293)
Other	2,123	3,349

Net cash used for financing activities	(113,961)	(110,010)

Effect of exchange rate changes on cash and cash equivalents	(16,432)	(10,283)

Decrease in cash and cash equivalents	(135,955)	(53,264)

Cash and cash equivalents:
Beginning of period	638,869	599,929

End of period	$502,914	$546,665

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

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2014, included in the Annual Report on Form 10-K filed February 27, 2015 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results to be achieved for the full year.

2.	New Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, (“ASU 2015-01”). ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. With this update, there is no longer a need to segregate extraordinary items from the results of ordinary operations, separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or disclose income taxes and earnings per share data applicable to an extraordinary item. However, presentation and disclosure requirements for items that are unusual in nature and occur infrequently still apply. ASU 2015-01 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company has elected to early adopt ASU 2015-01, which had no impact on its condensed consolidated financial statements.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company plans to adopt this ASU effective January 1, 2016 and will revise its presentation of debt issuance costs at that time.

In April 2015, the FASB issued Accounting Standards Update 2015-05, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in Cloud Computing Arrangement, (“ASU 2015-05”). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. In addition, the guidance in this Update supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. ASU 2015-05 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company has elected to early adopt ASU 2015-05, which had no impact on its condensed consolidated financial statements.

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

In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, (“ASU 2015-14”). ASU 2015-14 defers the effective date of Accounting Standards Update 2014-09: Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09). The guidance in ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of ASU 2014-09, as amended by ASU 2015-14, on its condensed consolidated financial statements.

In August 2015, the FASB issued Accounting Standards Update 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, (“ASU 2015-15”). ASU 2015-15 adds clarification to the guidance presented in ASU 2015-03, as that guidance did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. The Company plans to adopt this ASU effective January 1, 2016 along with the original guidance in ASU 2015-03 and will revise its presentation of debt issuance costs at that time.

In September 2015, the FASB issued Accounting Standards Update 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, (“ASU 2015-16”). ASU 2015-16 was issued to simplify the accounting for adjustments made to provisional amounts recognized in a business combination and eliminates the requirement to retrospectively account for such adjustments. ASU 2015-16 requires an entity to present separately on the face of the income statement, or disclose in the notes, amounts recorded in current period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not expect ASU 2015-16 to have a significant impact on its condensed consolidated financial statements.

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

The following table presents computations of basic and diluted earnings per share under the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to Cinemark Holdings, Inc.	$46,339	$38,129	$159,118	$145,303
Earnings allocated to participating share based awards (1)	(304)	(293)	(938)	(1,004)

Net income attributable to common stockholders	$46,035	$37,836	$158,180	$144,299

Denominator (shares in thousands):
Basic weighted average common stock outstanding	115,164	114,814	115,051	114,596
Common equivalent shares for restricted stock units	192	207	228	305

Diluted	115,356	115,021	115,279	114,901

Basic earnings per share attributable to common stockholders	$0.40	$0.33	$1.37	$1.25

Diluted earnings per share attributable to common stockholders	$0.40	$0.33	$1.37	$1.25

(1)	For the three months ended September 30, 2015 and 2014, a weighted average of approximately 762 and 888 shares of unvested restricted stock, respectively, were considered participating securities. For the nine months ended September 30, 2015 and 2014, a weighted average of approximately 684 and 801 shares of unvested restricted stock, respectively, were considered participating securities.

4.	Long Term Debt Activity

Amended Senior Secured Credit Facility

On May 8, 2015, Cinemark USA, Inc., our wholly-owned subsidiary, amended its senior secured credit facility (“Amended and Restated Credit Agreement”), to extend the maturity of the $700,000 term loan from December 2019 to May 2022. Quarterly principal payments in the amount of $1,750 are due on the term loan through March 31, 2022, with the remaining principal of $635,250 due on May 8, 2022. The Company incurred debt issue costs of approximately $6,875 in connection with the amendment, which are reflected in deferred charges and other assets-net on the condensed consolidated balance sheet as of September 30, 2015. In addition, the Company incurred approximately $925 in legal and other fees that are reflected as loss on amendment to debt agreement on the condensed consolidated statement of income for the nine months ended September 30, 2015.

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt using the market approach, which utilizes quoted market prices that fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB Accounting Standards Codification (“ASC”) Topic 820-10-35, Fair Value Measurement. The carrying value of the Company’s long-term debt was $1,817,718 and $1,822,997 as of September 30, 2015 and December 31, 2014, respectively. The fair value of the Company’s long-term debt was $1,797,284 and $1,790,987 as of September 30, 2015 and December 31, 2014, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

5.	Equity

Below is a summary of changes in stockholders’ equity attributable to Cinemark Holdings, Inc., noncontrolling interests and total equity for the nine months ended September 30, 2015 and 2014:

	Cinemark Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2015	$1,112,800	$10,329	$1,123,129
Share based awards compensation expense	9,850	—	9,850
Stock withholdings related to share based awards that vested during the nine months ended September 30, 2015	(4,770)	—	(4,770)
Tax benefit related to share based awards vesting and dividends paid on unvested stock	2,417	—	2,417
Dividends paid to stockholders (1)	(86,882)	—	(86,882)
Dividends accrued on unvested restricted stock unit awards (1)	(298)	—	(298)
Dividends paid to noncontrolling interests	—	(294)	(294)
Net income	159,118	1,375	160,493
Fair value adjustments on interest rate swap agreements designated as hedges, net of settlements, net of taxes of $1,412	2,379	—	2,379
Fair value adjustments on available-for-sale securities, net of taxes of $998	(1,680)	—	(1,680)
Other comprehensive loss in equity method investees	(3,010)	—	(3,010)
Foreign currency translation adjustments	(105,193)	(35)	(105,228)

Balance at September 30, 2015	$1,084,731	$11,375	$1,096,106

(1)	Below is a summary of dividends paid to stockholders during the nine months ended September 30, 2015:

Declaration Date	Record Date	Date Paid	Amount per Share of Common Stock	Total Amount Paid
02/17/15	03/04/15	03/19/15	$0.25	$28,923
05/18/15	06/05/15	06/19/15	$0.25	28,977
08/20/15	08/31/15	09/11/15	$0.25	28,982

Total			$0.75	$86,882

	Cinemark Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2014	$1,093,422	$8,995	$1,102,417
Share based awards compensation expense	9,564	—	9,564
Stock withholdings related to share based awards that vested during the nine months ended September 30, 2014	(9,776)	—	(9,776)
Exercise of stock options	112	—	112
Tax benefit related to share based awards vesting and dividends paid on unvested stock	3,569	—	3,569
Dividends paid to stockholders (1)	(86,700)	—	(86,700)
Dividends accrued on unvested restricted stock unit awards (1)	(377)	—	(377)
Dividends paid to noncontrolling interests	—	(221)	(221)
Net income	145,303	1,059	146,362
Fair value adjustments on interest rate swap agreements designated as hedges, net of settlements, net of taxes of $1,287	2,050	—	2,050
Fair value adjustments on available-for-sale securities, net of taxes of $374	641	—	641
Other comprehensive income in equity method investments	862	—	862
Foreign currency translation adjustments	(39,118)	(3)	(39,121)

Balance at September 30, 2014	$1,119,552	$9,830	$1,129,382

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

(1)	Below is a summary of dividends paid to stockholders during the nine months ended September 30, 2014:

Declaration Date	Record Date	Date Paid	Amount per Share of Common Stock	Total Amount Paid
02/14/14	03/04/14	03/19/14	$0.25	$28,845
05/22/14	06/06/14	06/20/14	$0.25	28,926
08/13/14	08/28/14	09/12/14	$0.25	28,929

Total			$0.75	$86,700

6.	Investment in National CineMedia

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

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

	Investment in NCM	Deferred Revenue	Distributions from NCM	Equity in Earnings	Other Revenue	Other Comprehensive Loss	Cash Received
Balance as of January 1, 2015	$178,939	$(335,219)
Receipt of common units due to annual common unit adjustment	15,421	(15,421)	$—	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	(8,478)	—	8,478
Receipt of excess cash distributions	(9,763)	—	(10,859)	—	—	—	20,622
Receipt under tax receivable agreement	(1,872)	—	(2,241)	—	—	—	4,113
Equity in earnings	6,672	—	—	(6,672)	—	—	—
Equity in other comprehensive income	(2,734)	—	—	—	—	2,734	—
Amortization of deferred revenue	—	6,327	—	—	(6,327)	—	—

Balance as of and for the nine month period ended September 30, 2015	$186,663	$(344,313)	$(13,100)	$(6,672)	$(14,805)	$2,734	$33,213

(1)	Amount includes the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $7,338.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

During the three months ended September 30, 2015 and 2014, the Company recorded equity in earnings of approximately $6,263 and $5,389, respectively. During the nine months ended September 30, 2015 and 2014, the Company recorded equity in earnings of approximately $6,672 and $5,746, respectively.

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

As of September 30, 2015, the Company owned a total of 25,631,046 common units of NCM, representing an ownership interest of approximately 20%.

Below is summary financial information for NCM for the three and nine months ended September 25, 2014 and the three and six months ended July 2, 2015 (the financial information for the period ended October 1, 2015 is not yet available):

	Three Months Ended July 2, 2015	Six Months Ended July 2, 2015	Three Months Ended September 25, 2014	Nine Months Ended September 25, 2014
Gross revenues	$121,532	$198,399	$100,738	$270,911
Operating income	$16,658	$31,276	$42,858	$97,756
Net earnings	$42,404	$3,675	$26,909	$50,612

7.	Other Investments

The Company had the following other investments at September 30, 2015:

Digital Cinema Implementation Partners LLC (“DCIP”), equity method investment	$65,188
RealD, Inc. (“RealD”), investment in marketable security	11,751
AC JV, LLC, equity method investment	8,923
Digital Cinema Distribution Coalition (“DCDC”), equity method investment	2,562
Other	635

Total	$89,059

Below is a summary of activity for each of the investments for the nine months ended September 30, 2015:

	DCIP	RealD	AC JV, LLC	DCDC	Other	Total
Balance at January 1, 2015	$51,277	$14,429	$7,899	$2,438	$1,615	$77,658
Cash contributions, net of cash distributions received	1,635	—	—	—	—	1,635
Equity in income	12,552	—	1,024	124	—	13,700
Equity in comprehensive loss	(276)	—	—	—	—	(276)
Unrealized holding loss	—	(2,678)	—	—	—	(2,678)
Sale of investment in Taiwan (1)	—	—	—	—	(1,383)	(1,383)
Other	—	—	—	—	403	403

Balance at September 30, 2015	$65,188	$11,751	$8,923	$2,562	$635	$89,059

(1)	The Company sold its investment in a Taiwan joint venture for approximately $2,634, resulting in a gain of $1,251, which is included in (gain) loss on sale of assets and other for the three and nine months ended September 30, 2015.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Digital Cinema Implementation Partners LLC

On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as DCIP to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. On March 10, 2010, the Company signed a master equipment lease agreement and other related agreements (collectively the “Agreements”) with Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company. Upon signing the Agreements, the Company contributed the majority of its U.S. digital projection systems to DCIP, which DCIP then contributed to Kasima. The Company has a variable interest in Kasima through the terms of its master equipment lease agreement; however, the Company has determined that it is not the primary beneficiary of Kasima, as the Company does not have the ability to direct the activities of Kasima that most significantly impact Kasima’s economic performance. As of September 30, 2015, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting.

Below is summary financial information for DCIP for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$43,129	$41,600	$123,731	$127,684
Operating income	$26,178	$24,913	$72,945	$75,917
Net income	$20,189	$17,759	$54,153	$42,352

As of September 30, 2015, the Company had 3,750 digital projection systems being leased under the master equipment lease agreement with Kasima. The Company made equipment lease payments of approximately $3,133 and $3,005 during the nine months ended September 30, 2015 and 2014, respectively, which are included in utilities and other costs on the condensed consolidated statements of income.

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

As of September 30, 2015, the estimated fair value of the Company’s investment in RealD was $11,751, which is based on the closing price of RealD’s common stock on September 30, 2015, and falls under Level 1 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. The Company paid licensing fees of $11,054 and $12,897 during the nine months ended September 30, 2015 and 2014, respectively, which are included in utilities and other costs on the condensed consolidated statements of income.

AC JV, LLC

During December 2013, the Company, Regal, AMC (the “AC Founding Members”) and NCM entered into a series of agreements that resulted in the formation of AC JV, LLC (“AC”), a new joint venture that now owns “Fathom Events” (consisting of Fathom Events and Fathom Consumer Events) formerly operated by NCM. The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators to provide additional programs to augment their feature film schedule. The Fathom Consumer Events business includes live and pre-recorded concerts featuring contemporary music, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. The Company paid event fees of $9,031 and $0 for the nine months ended September 30, 2015 and 2014, respectively, which are included in film rentals and advertising costs on the condensed consolidated statements of income.

AC was formed by the AC Founding Members and NCM. NCM, under a contribution agreement, contributed the assets associated with its Fathom Events division to AC in exchange for 97% ownership of the Class A Units of AC. Under a separate contribution agreement, the Founding Members each contributed cash of approximately $268 to AC in exchange for 1% of the Class A Units of AC. Subsequently, NCM and the Founding Members entered into a Membership Interest Purchase Agreement, under which NCM sold each of the Founding Members 31% of its Class A Units in AC, the aggregate value of which was determined to be $25,000, in exchange for a six-year Promissory Note. Each of the Founding Members’ Promissory Notes were originally for $8,333, bear interest at 5% per annum and require annual principal and interest payments, with the first of such payments made during December 2014.

Digital Cinema Distribution Coalition

Digital Cinema Distribution Coalition, LLC (“DCDC”) is a joint venture among the Company, Universal, Warner Bros., AMC and Regal. DCDC operates a satellite distribution network that distributes all digital content to U.S. theatres via satellite. The Company has an approximate 14.6% ownership in DCDC. The Company paid approximately $542 and $589 during the nine months ended September 30, 2015 and 2014, respectively, related to content delivery services provided by DCDC. These fees are included in film rentals and advertising costs on the condensed consolidated statements of income.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

8.	Treasury Stock and Share Based Awards

Treasury Stock — Treasury stock represents shares of common stock repurchased or withheld by the Company and not yet retired. The Company has applied the cost method in recording its treasury shares. Below is a summary of the Company’s treasury stock activity for the nine months ended September 30, 2015:

	Number of Treasury Shares	Cost
Balance at January 1, 2015	4,057,135	$61,807
Restricted stock withholdings (1)	108,472	4,770
Restricted stock forfeitures	14,158	—

Balance at September 30, 2015	4,179,765	$66,577

(1)	The Company withheld restricted shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting in restricted stock and restricted stock units. The Company determined the number of shares to be withheld based upon market values ranging from $35.44 to $44.67 per share.

As of September 30, 2015, the Company had no plans to retire any shares of treasury stock.

Restricted Stock – During the nine months ended September 30, 2015, the Company granted 226,212 shares of restricted stock to directors and employees. The fair value of the restricted stock granted was determined based on the market value of the Company’s common stock on the dates of grant, which ranged from $40.75 to $43.28 per share. The Company assumed forfeiture rates ranging from 0% to 10% for the restricted stock awards. Restricted stock granted to the Company’s directors vests over one year. Restricted stock granted to employees vests over service periods that range from one year to four years. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock activity for the nine months ended September 30, 2015:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	878,897	$24.92
Granted	226,212	$42.79
Vested	(328,532)	$23.71
Forfeited	(14,158)	$25.93

Outstanding at September 30, 2015	762,419	$30.74

Unvested restricted stock at September 30, 2015	762,419	$30.74

	Nine Months Ended September 30,
	2015	2014
Compensation expense recognized during the period	$7,142	$7,264
Fair value of restricted shares that vested during the period	$10,291	$18,571
Income tax deduction upon vesting of restricted stock awards	$3,823	$7,109

As of September 30, 2015, the estimated remaining unrecognized compensation expense related to restricted stock awards was $14,356 and the weighted average period over which this remaining compensation expense will be recognized is approximately two years.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Restricted Stock Units – During the nine months ended September 30, 2015, the Company granted restricted stock units representing 142,922 hypothetical shares of common stock to employees. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the two fiscal year periods ending December 31, 2016 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments as specified by the Compensation Committee prior to the grant date. The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity and vest on a prorata basis according to the IRR achieved by the Company during the performance period. If the IRR for the two-year period is at least 7.5%, which is the threshold, one-third of the restricted stock units vest. If the IRR for the two-year period is at least 9.5%, which is the target, two-thirds of the restricted stock units vest. If the IRR for the two-year period is at least 11.5%, which is the maximum, 100% of the restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. All payouts of restricted stock units that vest will be subject to an additional two-year service requirement and will be paid in the form of common stock if the participant continues to provide services through March 2019, which is the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments from the grant date if, and at the time that, the restricted stock unit awards vest.

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the nine months ended September 30, 2015 at each of the three target levels of financial performance (excluding forfeiture assumptions):

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

	Nine Months Ended September 30,
	2015	2014
Number of restricted stock unit awards that vested during the period	123,769	392,238
Fair value of restricted stock unit awards that vested during the period	$5,483	$11,312
Accumulated dividends paid upon vesting of restricted stock unit awards	$442	$1,341
Income tax benefit recognized upon vesting of restricted stock unit awards	$2,303	$4,751
Compensation expense recognized during the period	$2,708	$2,300

As of September 30, 2015, the estimated remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $6,040. The weighted average period over which this remaining compensation expense will be recognized is approximately two years. As of September 30, 2015, the Company had restricted stock units outstanding that represented a total of 544,081 hypothetical shares of common stock, net of actual cumulative forfeitures of 19,934 units, assuming an IRR of 11.1% was reached for the 2012 grant and the maximum IRR level is achieved for each of the 2013, 2014, and 2015 grants.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

9.	Interest Rate Swap Agreements

The Company is currently a party to one interest rate swap agreement that is used to hedge interest rate risk associated with the variable interest rates on the Company’s term loan debt and qualify for cash flow hedge accounting. The fair value of the interest rate swap is recorded on the Company’s condensed consolidated balance sheet as an asset or liability with the effective portion of the interest rate swap’s gains or losses reported as a component of accumulated other comprehensive loss and the ineffective portion reported in earnings. The changes in fair values are reclassified from accumulated other comprehensive loss into earnings in the same period that the hedged item affects earnings.

The valuation technique used to determine fair value is the income approach and under this approach, the Company uses projected future interest rates as provided by its swap counterparty and the fixed rate that the Company is obligated to pay under the agreement. Therefore, the Company’s measurements use significant unobservable inputs, which fall in Level 3 of the U.S. GAAP hierarchy as defined by FASB ASC Topic 820-10-35. There were no changes in valuation techniques during the period and no transfers in or out of Level 3. See Note 12 for a summary of unrealized gains or losses recorded in accumulated other comprehensive loss and earnings.

Below is a summary of the Company’s current interest rate swap agreement designated as a cash flow hedge as of September 30, 2015:

Nominal Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	Estimated Total Fair Value at September 30, 2015(1)
$100,000	November 2011	1.7150%	1-Month LIBOR	April 2016	$781

(1)	Included in accounts payable and accrued expenses on the condensed consolidated balance sheet as of September 30, 2015.

The Company was previously a party to two interest rate swap agreements that expired in September 2015.

The changes in accumulated other comprehensive loss, net of taxes, related to the Company’s interest rate swap agreements for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Interest Rate Swaps
	2015	2014
Beginning balances – July 1	$(1,258)	$(4,558)

Other comprehensive loss before reclassifications, net of taxes	(679)	(641)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of taxes	1,446	1,533

Net other comprehensive income	767	892

Ending balances- September 30	$(491)	$(3,666)

	Interest Rate Swaps
	2015	2014
Beginning balances – January 1	$(2,870)	$(5,716)

Other comprehensive loss before reclassifications, net of taxes	(2,028)	(2,468)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of taxes	4,407	4,518

Net other comprehensive income	2,379	2,050

Ending balances – September 30	$(491)	$(3,666)

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

10.	Goodwill and Other Intangible Assets

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2015 (1)	$1,156,556	$120,827	$1,277,383
Acquisition of Brazil theatre	—	356	356
Foreign currency translation adjustments	—	(25,449)	(25,449)

Balance at September 30, 2015 (1)	$1,156,556	$95,734	$1,252,290

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.

The Company evaluates goodwill for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill might exceed its estimated fair value. The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. The Company considers the reporting unit to be each of its nineteen regions in the U.S. and seven countries internationally (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are considered one reporting unit). Goodwill impairment has historically been evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds the estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was eight times for the evaluation performed during the fourth quarter of 2014.

No events or changes in circumstances occurred during the nine months ended September 30, 2015 that indicated the carrying value of goodwill might exceed its estimated fair value.

Intangible assets consisted of the following:

	Balance at January 1, 2015	Amortization	Other (1)	Balance at September 30, 2015
Intangible assets with finite lives:
Gross carrying amount	$99,922	$—	$730	$100,652
Accumulated amortization	(52,232)	(4,313)	(1,758)	(58,303)

Total net intangible assets with finite lives	$47,690	(4,313)	(1,028)	$42,349

Intangible assets with indefinite lives:
Tradename	300,334	—	(919)	299,415

Total intangible assets — net	$348,024	$(4,313)	$(1,947)	$341,764

(1)	Includes write-off of intangible assets for closed theatres, write-off of a vendor contract intangible asset, impairment of a favorable lease and foreign currency translation adjustments.

Estimated aggregate future amortization expense for intangible assets is as follows:

For the three months ended December 31, 2015	$1,319
For the twelve months ended December 31, 2016	5,560
For the twelve months ended December 31, 2017	5,027
For the twelve months ended December 31, 2018	4,901
For the twelve months ended December 31, 2019	4,002
Thereafter	21,540

Total	$42,349

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

11.	Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

The Company considers actual theatre level cash flows, budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the theatre’s useful life correlates with the available remaining lease period, which includes the probability of renewal periods, for leased properties and the lesser of twenty years or the building’s remaining useful life for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group, the asset group is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the nine months ended September 30, 2015 and 2014. As of September 30, 2015, the estimated aggregate fair value of the long-lived assets impaired during the nine months ended September 30, 2015 was approximately $1,801.

The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
U.S. theatre properties	$633	$4,510	$3,963	$5,294
U.S. intangible assets	—	—	992	—

Impairment of long-lived assets	$633	$4,510	$4,955	$5,294

12.	Fair Value Measurements

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of September 30, 2015:

	Carrying Value	Fair Value
Description		Level 1	Level 2	Level 3
Interest rate swap liability – current (see Note 9)	$(781)	$—	$—	$(781)
Investment in RealD (see Note 7)	$11,751	$11,751	$—	$—

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

Below is a reconciliation of the beginning and ending balance for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Liabilities
	2015	2014
Beginning balances - January 1	$4,572	$9,176
Total loss included in accumulated other comprehensive loss	616	1,180
Settlements	(4,407)	(4,518)

Ending balances – September 30	$781	$5,838

The Company also uses the market approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 10 and Note 11). Additionally, the Company uses the market approach to estimate the fair value of its long-term debt (see Note 4). There were no changes in valuation techniques and there were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2015.

13.	Foreign Currency Translation

The accumulated other comprehensive loss account in stockholders’ equity of $252,276 and $144,772 at September 30, 2015 and December 31, 2014, respectively, includes cumulative foreign currency adjustments of $253,123 and $147,930, respectively, from translating the financial statements of the Company’s international subsidiaries, and also includes the change in fair values of the Company’s interest rate swap agreements that are designated as hedges and the change in fair value of the Company’s available-for-sale securities.

All foreign countries where the Company has operations are non-highly inflationary, and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of the impact of translating the September 30, 2015 financial statements of the Company’s international subsidiaries:

	Exchange Rate as of		Other Comprehensive Loss for The Nine Months Ended
Country	September 30, 2015	December 31, 2014	September 30, 2015
Brazil	4.10	2.69	$(80,333)
Colombia	3,121.9	2,392.4	(7,777)
Argentina	9.42	8.55	(7,530)
Chile	704.65	606.23	(6,153)
All other			(3,400)

			$(105,193)

14.	Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2015	2014
Cash paid for interest	$65,439	$65,487
Cash paid for income taxes, net of refunds received	$80,723	$99,636
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$(1,072)	$(934)
Theatre properties acquired under capital lease	$20,914	$10,419
Investment in NCM – receipt of common units (see Note 6)	$15,421	$8,216
Dividends accrued on unvested restricted stock unit awards	$(298)	$(377)

(1)	Additions to theatre properties and equipment included in accounts payable as of September 30, 2015 and December 31, 2014 were $14,307 and $13,235, respectively.

15.	Segments

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
U.S.	$509,330	$463,854	$1,576,107	$1,433,259
International	194,497	186,428	580,335	543,501
Eliminations	(3,771)	(3,379)	(11,056)	(9,714)

Total revenues	$700,056	$646,903	$2,145,386	$1,967,046

Adjusted EBITDA(1)
U.S.	$108,689	$99,519	$359,400	$313,930
International	46,088	42,220	135,951	125,719

Total Adjusted EBITDA	$154,777	$141,739	$495,351	$439,649

Capital expenditures
U.S.	$48,868	$36,325	$167,082	$97,120
International	27,771	17,280	65,269	59,048

Total capital expenditures	$76,639	$53,605	$232,351	$156,168

(1)	Distributions from NCM are reported entirely within the U.S. operating segment.

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$46,701	$38,532	$160,493	$146,362
Add (deduct):
Income taxes	30,109	25,534	99,263	70,477
Interest expense (1)	28,419	28,335	84,930	85,101
Loss on amendment to debt agreement	—	—	925	—
Other income (2)	(1,501)	(6,636)	(8,453)	(20,777)
Depreciation and amortization	47,543	44,731	139,444	131,108
Impairment of long-lived assets	633	4,510	4,955	5,294
(Gain) loss on sale of assets and other	(500)	2,590	3,852	8,719
Deferred lease expenses	(521)	168	(1,809)	2,016
Amortization of long-term prepaid rents	519	1,000	1,901	1,785
Share based awards compensation expense	3,375	2,975	9,850	9,564

Adjusted EBITDA	$154,777	$141,739	$495,351	$439,649

(1)	Includes amortization of debt issue costs.
(2)	Includes interest income, foreign currency exchange loss and equity in income of affiliates and excludes distributions from NCM.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2015	2014	2015	2014
U.S.	$509,330	$463,854	$1,576,107	$1,433,259
Brazil	68,340	83,521	230,953	256,421
Other international countries	126,157	102,907	349,382	287,080
Eliminations	(3,771)	(3,379)	(11,056)	(9,714)

Total	$700,056	$646,903	$2,145,386	$1,967,046

Theatre Properties and Equipment-net	September 30, 2015	December 31, 2014
U.S.	$1,158,146	$1,094,076
Brazil	150,146	204,107
Other international countries	152,726	152,629

Total	$1,461,018	$1,450,812

16.	Related Party Transactions

The Company manages theatres for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is the Company’s Chairman of the Board of Directors and directly and indirectly owns approximately 9% of the Company’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues. The Company recorded $448 and $429 of management fee revenues during the nine months ended September 30, 2015 and 2014, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company leases 15 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of the Company’s directors and is an officer of the general partner of Syufy. Of these 16 leases, 14 have fixed minimum annual rent. The two leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease. For the nine months ended September 30, 2015 and 2014, the Company paid total rent of approximately $16,708 and $17,316, respectively, to Syufy.

17.	Commitments and Contingencies

Joseph Amey, et al. v. Cinemark USA, Inc., Case No. 3:13cv05669, In the United States District Court for the Northern District of California, San Francisco Division. The case presents putative class action claims for damages and attorney’s fees arising from employee wage and hour claims under California law for alleged meal period, rest break, reporting time pay, unpaid wages, pay upon termination, and wage statements violations. The claims are also asserted as a representative action under the California Private Attorney General Act (“PAGA”). The Company denies the claims, denies that class certification is appropriate and denies that a PAGA representative action is appropriate, and is vigorously defending against the claims. The Company denies any violation of law and plans to vigorously defend against all claims. The Court recently determined that class certification is not appropriate and determined that a PAGA representative action is not appropriate. The Company is unable to predict the outcome of the litigation or the range of potential loss, if any; however, the Company believes that its potential liability with respect to such proceeding is not material, in the aggregate, to its financial position, results of operations and cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

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

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia and Curacao. As of September 30, 2015, we managed our business under two reportable operating segments — U.S. markets and international markets. See Note 15 to our condensed consolidated financial statements.

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

Films leading the box office for the nine months ended September 30, 2015 included Jurassic World, Avengers: Age of Ultron, Inside Out, Furious 7, American Sniper, Minions, Cinderella, Mission: Impossible – Rogue Nation, Pitch Perfect 2, Ant-Man, Home, Fifty Shades of Grey, The SpongeBob Movie: Sponge Out of Water, Straight Outta Compton, San Andreas, Mad Max: Fury Road, The Divergent Series: Insurgent, Kingsman: The Secret Service, Spy, and Trainwreck. Films currently scheduled for wide-release during the remainder of 2015 include Star Wars: The Force Awakens, Hunger Games: Mockingjay Part II, the 24th James Bond film Spectre, The Martian and The Good Dinosaur, among other films.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating data (in millions):
Revenues
Admissions	$432.2	$402.9	$1,335.8	$1,239.5
Concession	230.2	211.1	704.2	630.6
Other	37.7	32.9	105.4	97.0

Total revenues	$700.1	$646.9	$2,145.4	$1,967.1
Cost of operations
Film rentals and advertising	236.4	215.5	737.4	665.4
Concession supplies	36.0	33.5	109.4	98.9
Salaries and wages	76.6	67.9	222.3	202.2
Facility lease expense	80.6	80.6	242.6	239.6
Utilities and other	84.6	79.5	245.1	234.0
General and administrative expenses	39.1	35.8	116.3	114.9
Depreciation and amortization	47.5	44.7	139.4	131.1
Impairment of long-lived assets	0.6	4.5	4.9	5.3
(Gain) loss on sale of assets and other	(0.5)	2.6	3.9	8.7

Total cost of operations	600.9	564.6	1,821.3	1,700.1

Operating income	$99.2	$82.3	$324.1	$267.0

Operating data as a percentage of total revenues:
Revenues
Admissions	61.7%	62.3%	62.3%	63.0%
Concession	32.9%	32.6%	32.8%	32.1%
Other	5.4%	5.1%	4.9%	4.9%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of operations (1)
Film rentals and advertising	54.7%	53.5%	55.2%	53.7%
Concession supplies	15.6%	15.9%	15.5%	15.7%
Salaries and wages	10.9%	10.5%	10.4%	10.3%
Facility lease expense	11.5%	12.5%	11.3%	12.2%
Utilities and other	12.1%	12.3%	11.4%	11.9%
General and administrative expenses	5.6%	5.5%	5.4%	5.8%
Depreciation and amortization	6.8%	6.9%	6.5%	6.7%
Impairment of long-lived assets	0.1%	0.7%	0.2%	0.3%
(Gain) loss on sale of assets and other	(0.1)%	0.4%	0.2%	0.4%
Total cost of operations	85.8%	87.3%	84.9%	86.4%
Operating income	14.2%	12.7%	15.1%	13.6%

Average screen count (month end average)	5,743	5,622	5,710	5,602

Revenues per average screen (dollars)	$121,066	$115,066	$375,724	$351,133

(1)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended September 30, 2015 versus September 30, 2014

Revenues. Total revenues increased $53.2 million to $700.1 million for the three months ended September 30, 2015 (“third quarter of 2015”) from $646.9 million for the three months ended September 30, 2014 (“third quarter of 2014”), representing an 8.2% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
			%			%			%
	2015	2014	Change	2015	2014	Change	2015	2014	Change
Admissions revenues(1)	$318.6	$290.5	9.7%	$113.6	$112.4	1.1%	$432.2	$402.9	7.3%
Concession revenues(1)	$168.5	$155.3	8.5%	$61.7	$55.8	10.6%	$230.2	$211.1	9.0%
Other revenues(1)(2)	$18.5	$14.7	25.9%	$19.2	$18.2	5.5%	$37.7	$32.9	14.6%
Total revenues (1)(2)	$505.6	$460.5	9.8%	$194.5	$186.4	4.3%	$700.1	$646.9	8.2%
Attendance(1)	43.8	42.8	2.3%	27.2	23.4	16.2%	71.0	66.2	7.3%

(1)	Amounts in millions.
(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 15 of our condensed consolidated financial statements.

•	U.S. Admissions revenues increased $28.1 million due to a 2.3% increase in attendance and a 7.1% increase in average ticket price from $6.79 for the third quarter of 2014 to $7.27 for the third quarter of 2015. The increase in attendance was due to the solid slate of films released during the third quarter of 2015 and new theatres. The increase in average ticket price was primarily due to price increases and ticket type mix. Concession revenues increased $13.2 million due to a 6.1% increase in concession revenues per patron, from $3.63 for the third quarter of 2014 to $3.85 for the third quarter of 2015, and the 2.3% increase in attendance. The increase in concession revenues per patron was primarily due to incremental sales and price increases. Other revenues increased primarily due to increases in screen advertising revenues.

•	International. Admissions revenues increased due to a 16.2% increase in attendance, partially offset by a 12.9% decrease in average ticket price from $4.80 for the third quarter of 2014 to $4.18 for the third quarter of 2015. Concession revenues increased $5.9 million due to the 16.2% increase in attendance, partially offset by a 4.6% decrease in concession revenues per patron from $2.38 for the third quarter of 2014 to $2.27 for the third quarter of 2015. The increase in attendance was due to the solid slate of films released during the third quarter of 2015 and new theatres. The decrease in average ticket price and concession revenues per patron was due to the unfavorable impact of foreign currency exchange rates in certain countries in which we operate, partially offset by price increases.

Cost of Operations. The table below summarizes certain of our year-over-year theatre operating costs by reportable operating segment (in millions).

	U.S. Operating Segment		International Operating Segment		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Film rentals and advertising	$180.1	$161.1	$56.3	$54.4	$236.4	$215.5
Concession supplies	22.9	20.9	13.1	12.6	36.0	33.5
Salaries and wages	57.1	49.3	19.5	18.6	76.6	67.9
Facility lease expense	59.8	58.4	20.8	22.2	80.6	80.6
Utilities and other	59.1	55.8	25.5	23.7	84.6	79.5

•	U.S. Film rentals and advertising costs were $180.1 million, or 56.5% of admissions revenues, for the third quarter of 2015 compared to $161.1 million, or 55.5% of admissions revenues, for the third quarter of 2014. The increase in the film rentals and advertising rate was primarily due to the solid slate of films released during the third quarter of 2015, as generally films that generate higher box office receipts have higher film rental rates, and increased film presentation costs. Concession supplies expense was $22.9 million, or 13.6% of concession revenues, for the third quarter of 2015 compared to $20.9 million, or 13.5% of concession revenues, for the third quarter of 2014.

Salaries and wages increased to $57.1 million for the third quarter of 2015 from $49.3 million for the third quarter of 2014 primarily due to increased staffing levels to support the increased attendance, new theatres and increases in minimum wages. Facility lease expense increased to $59.8 million for the third quarter of 2015 from $58.4 million for the third quarter of 2014 due to new theatres. Utilities and other costs increased to $59.1 million for the third quarter of 2015 from $55.8 million for the third quarter of 2014 due to new theatres and increases in utilities expenses, property taxes, and repairs and maintenance expenses.

•	International. Film rentals and advertising costs were $56.3 million, or 49.6% of admissions revenues, for the third quarter of 2015 compared to $54.4 million, or 48.4% of admissions revenues, for the third quarter of 2014. The increase in the film rentals and advertising rate was primarily due to the solid slate of films released during the third quarter of 2015. Concession supplies expense was $13.1 million, or 21.2% of concession revenues, for the third quarter of 2015 compared to $12.6 million, or 22.6% of concession revenues, for the third quarter of 2014. The decrease in the concession supplies rate was primarily due to the impact of sales price increases.

Salaries and wages increased to $19.5 million for the third quarter of 2015 from $18.6 million for the third quarter of 2014 primarily due to increased staffing levels to support the increased attendance, new theatres and increased wage rates. Facility lease expense decreased to $20.8 million for the third quarter of 2015 from $22.2 million for the third quarter of 2014. Utilities and other costs increased to $25.5 million for the third quarter of 2015 from $23.7 million for the third quarter of 2014, primarily due to new theatres and increases in repairs and maintenance expenses. All of the above-mentioned theatre operating costs were also impacted by changes in foreign currency exchanges rates in certain countries in which we operate.

General and Administrative Expenses. General and administrative expenses increased to $39.1 million for the third quarter of 2015 from $35.8 million for the third quarter of 2014. The increase was primarily due to increased salaries and incentive compensation expense, partially offset by the impact of foreign currency exchange rates in certain countries in which we operate.

Depreciation and Amortization. Depreciation and amortization expense was $47.5 million during the third quarter of 2015 compared to $44.7 million during the third quarter of 2014. The increase was primarily due to depreciation expense related to new theatres.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $0.6 million during the third quarter of 2015 compared to $4.5 million during the third quarter of 2014. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. Impairment charges for the third quarter of 2015 consisted of U.S. theatre properties, impacting two of our twenty-seven reporting units. See Note 11 to our condensed consolidated financial statements.

(Gain) Loss on Sale of Assets and Other. We recorded a gain on sale of assets and other of $0.5 million during the third quarter of 2015 compared to a loss of $2.6 million during the third quarter of 2014. The gain recorded during the third quarter of 2015 was primarily due to a gain on the sale of an investment in a Taiwan joint venture and a gain on the sale of a land parcel in the U.S., partially offset by costs resulting from the replacement of certain theatre assets. The loss recorded during the third quarter of 2014 was primarily due to the replacement of certain theatre assets and lease termination charges recorded for theatre closures.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $28.4 million during the third quarter of 2015 compared to $28.3 million during the third quarter of 2014.

Distributions from NCM. We recorded a distribution from NCM of $4.6 million during the third quarter of 2015 compared to $3.5 million during the third quarter of 2014, which were in excess of the carrying value of our Tranche 1 investment. See Note 6 to our condensed consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $11.0 million during the third quarter of 2015 compared to $10.3 million during the third quarter of 2014. See Notes 6 and 7 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes. Income tax expense of $30.1 million was recorded for the third quarter of 2015 compared to $25.5 million recorded for the third quarter of 2014. The effective tax rate was approximately 39.2% for the third quarter of

2015 compared to 39.9% for the third quarter of 2014. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Nine months ended September 30, 2015 versus September 30, 2014

Revenues. Total revenues increased $178.3 million to $2,145.4 million for the nine months ended September 30, 2015 (“the 2015 period”) from $1,967.1 million for the nine months ended September 30, 2014 (“the 2014 period”), representing a 9.1% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
			%			%			%
	2015	2014	Change	2015	2014	Change	2015	2014	Change
Admissions revenues (1)	$990.0	$907.9	9.0%	$345.8	$331.6	4.3%	$1,335.8	$1,239.5	7.8%
Concession revenues (1)	$523.1	$471.4	11.0%	$181.1	$159.2	13.8%	$704.2	$630.6	11.7%
Other revenues (1) (2)	$52.0	$44.3	17.4%	$53.4	$52.7	1.3%	$105.4	$97.0	8.7%
Total revenues (1) (2)	$1,565.1	$1,423.6	9.9%	$580.3	$543.5	6.8%	$2,145.4	$1,967.1	9.1%
Attendance (1)	134.3	129.9	3.4%	78.9	68.3	15.5%	213.2	198.2	7.6%

(1)	Amounts in millions.
(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 15 of our condensed consolidated financial statements.

•	U.S. Admissions revenues increased $82.1 million due to a 3.4% increase in attendance and a 5.4% increase in average ticket price from $6.99 for the 2014 period to $7.37 for the 2015 period. The increase in attendance was due to the solid slate of films released during the 2015 period and new theatres. The increase in average ticket price was primarily due to price increases and ticket type mix. Concession revenues increased $51.7 million due to the 3.4% increase in attendance and a 7.4% increase in concession revenues per patron, from $3.63 for the 2014 period to $3.90 for the 2015 period. The increase in concession revenues per patron was primarily due to incremental sales and price increases. Other revenues increased primarily due to increases in screen advertising revenues.

•	International. Admissions revenues increased $14.2 million due to a 15.5% increase in attendance, partially offset by a 9.9% decrease in average ticket price from $4.86 for the 2014 period to $4.38 for the 2015 period. Concession revenues increased $21.9 million due to the 15.5% increase in attendance, partially offset by a 1.3% decrease in concession revenues per patron from $2.33 for the 2014 period to $2.30 for the 2015 period. The increase in attendance was due to the solid slate of films released during the 2015 period and new theatres. The decrease in average ticket price and concession revenues per patron was primarily due to the unfavorable impact of foreign currency exchange rates in certain countries in which we operate, partially offset by price increases.

Cost of Operations. The table below summarizes certain of our year-over-year theatre operating costs by reportable operating segment (in millions).

	U.S. Operating Segment		International Operating Segment		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Film rentals and advertising	$567.5	$505.5	$169.9	$159.9	$737.4	$665.4
Concession supplies	70.3	64.4	39.1	34.5	109.4	98.9
Salaries and wages	165.4	149.8	56.9	52.4	222.3	202.2
Facility lease expense	179.1	176.2	63.5	63.4	242.6	239.6
Utilities and other	170.6	164.7	74.5	69.3	245.1	234.0

U.S. Film rentals and advertising costs were $567.5 million, or 57.3% of admissions revenues for the 2015 period compared to $505.5 million, or 55.7% of admissions revenues for the 2014 period. The increase in the film rentals and advertising rate was primarily due to the higher concentration of blockbuster films leading to stronger box office performance during the 2015 period and increased film presentation costs. The 2015 period included such blockbuster releases as Jurassic World, The Avengers: Age of Ultron, Furious 7, American Sniper, Inside Out and Minions, which grossed in excess of $650 million, $450 million, $350 million, $350 million, $350 million and $325 million, respectively. Concession supplies expense was $70.3 million, or 13.4% of concession revenues, for the 2015 period compared to $64.4 million, or 13.7% of concession revenues, for the 2014 period.

Salaries and wages increased to $165.4 million for the 2015 period from $149.8 million for the 2014 period primarily due to new theatres, increased staffing levels to support the increased attendance and increases in minimum wages. Facility lease expense increased to $179.1 million for the 2015 period from $176.2 million for the 2014 period primarily due to new theatres and increased percentage rent expense due to increased revenues. Utilities and other costs increased to $170.6 million for the 2015 period from $164.7 million for the 2014 period primarily due to new theatres and increases in property taxes, insurance costs and security expenses.

•	International. Film rentals and advertising costs were $169.9 million, or 49.1% of admissions revenues, for the 2015 period compared to $159.9 million, or 48.2% of admissions revenues, for the 2014 period. The increase in the film rentals and advertising rate was due to the higher concentration of blockbuster films and higher box office performance during the 2015 period. Concession supplies expense was $39.1 million, or 21.6% of concession revenues, for the 2015 period compared to $34.5 million, or 21.7% of concession revenues, for the 2014 period.

Salaries and wages increased to $56.9 million for the 2015 period from $52.4 million for the 2014 period due to new theatres and increased staffing levels to support the increased attendance and increased wage rates. Facility lease expense increased to $63.5 million for the 2015 period from $63.4 million for the 2014 period as a result of increased percentage rent expense due to increased revenues and new theatres. Utilities and other costs increased to $74.5 million for the 2015 period from $69.3 million for the 2014 period due to increases in repairs and maintenance expenses, utility expenses and new theatres. All of the above-mentioned theatre operating costs were also impacted by changes in foreign currency exchanges rates in certain countries in which we operate.

General and Administrative Expenses. General and administrative expenses increased to $116.3 million for the 2015 period from $114.9 million for the 2014 period. The increase was primarily due to increases in salaries and incentive compensation expense, partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.

Depreciation and Amortization. Depreciation and amortization expense was $139.4 million for the 2015 period compared to $131.1 million for the 2014 period. The increase was primarily due to depreciation expense related to new theatres.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $4.9 million for the 2015 period compared to $5.3 million for the 2014 period. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. Impairment charges for the 2015 period consisted of U.S. theatre properties, impacting five of our twenty-seven reporting units, and intangible assets associated with these theatres. See Note 11 to our condensed consolidated financial statements.

Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $3.9 million during the 2015 period compared to $8.7 million during the 2014 period. The loss recorded during the 2015 period included lease termination costs, contract termination costs and the retirement of assets due to theatre remodels and closures, partially offset by gains related to lease amendments that resulted in a reduction of certain capital lease liabilities, the sale of an investment in a Taiwan joint venture, and the sale of a land parcel in the U.S. The loss recorded during the 2014 period was primarily due to the replacement of certain theatre assets and lease termination charges recorded for theatre closures.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $84.9 million for the 2015 period compared to $85.1 million for the 2014 period.

Distributions from NCM. We recorded distributions from NCM of $13.1 million during the 2015 period and $14.2 million during the 2014 period, which were in excess of the carrying value of our Tranche 1 investment. NCM did not distribute any excess cash during the second quarter of 2015 due to expenses incurred as the result of the termination of a proposed merger. See Note 6 to our condensed consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $20.4 million during the 2015 period compared to $17.5 million during the 2014 period. See notes 6 and 7 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes. Income tax expense of $99.3 million was recorded for the 2015 period compared to $70.5 million recorded for the 2014 period. The effective tax rate was 38.2% for the 2015 period compared to 32.5% for the 2014 period. The effective tax rate for the 2014 period reflects the impact of items related to our Mexican subsidiaries. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, nearly all of our theatres provide the patron a choice of using a credit card, debit card or advanced-sale type certificates such as a gift card, in place of cash. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities was $226.3 million for the nine months ended September 30, 2015 compared to $223.1 million for the nine months ended September 30, 2014.

Investing Activities

Our investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $231.9 million for the nine months ended September 30, 2015 compared to $156.1 million for the nine months ended September 30, 2014. The increase in cash used for investing activities is primarily related to an increase in capital expenditures.

Capital expenditures for the nine months ended September 30, 2015 and 2014 were as follows (in millions):

Period	New Theatres	Existing Theatres		Total
Nine Months Ended September 30, 2015	$90.8	$141.6	(a)	$232.4
Nine Months Ended September 30, 2014	$70.5	$85.7		$156.2

(a)	Includes approximately $26.3 million for the purchase of our corporate headquarters building in Plano, TX.

Our U.S. theatre circuit consisted of 4,489 screens at September 30, 2015. During the nine months ended September 30, 2015, we built four new theatres with 50 screens and closed five theatres with 60 screens. At September 30, 2015, we had signed commitments to open five new theatres with 49 screens in domestic markets during the remainder of 2015 and open ten new theatres with 112 screens subsequent to 2015. We estimate the remaining capital expenditures for the development of these 161 domestic screens will be approximately $89 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

Our international theatre circuit consisted of 1,257 screens at September 30, 2015. During the nine months ended September 30, 2015, we built ten new theatres with 62 screens, acquired three theatres with 19 screens and closed one screen. At September 30, 2015, we had signed commitments to open two new theatres and 17 screens in international markets during the remainder of 2015 and open six new theatres and 51 screens subsequent to 2015. We estimate the remaining capital expenditures for the development of these 68 international screens will be approximately $52 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

We plan to fund capital expenditures for our continued development with cash flow from operations, borrowings under our senior secured credit facility, and proceeds from debt issuances, sale leaseback transactions and/or sales of excess real estate.

Financing Activities

Cash used for financing activities was $114.0 million for the nine months ended September 30, 2015 compared to $110.0 million for the nine months ended September 30, 2014.

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

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of September 30, 2015 (in millions):

Cinemark, USA, Inc. term loan	$680.8
Cinemark USA, Inc. 4.875% senior notes due 2023	530.0
Cinemark USA, Inc. 5.125% senior notes due 2022	400.0
Cinemark USA, Inc. 7.375% senior subordinated notes due 2021	200.0
Other	6.9

Total long-term debt	$1,817.7
Less current portion	8.4

Long-term debt, less current portion	$1,809.3

As of September 30, 2015, Cinemark USA, Inc. had $100.0 million in available borrowing capacity on our revolving credit line.

Contractual Obligations

Due to the recent amendment to our Senior Secured Credit Facility, which extended the maturity of our outstanding term loan debt (see Note 4 to our condensed consolidated financial statements), we have included below our long-term debt and related estimated scheduled interest payments as of September 30, 2015.

	Payments Due by Period (in millions)
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	After 5 Years
Long-term debt	$1,817.7	$8.4	$16.8	$16.8	$1,775.7
Scheduled interest payments on long-term debt (1)	$576.6	$84.5	$167.0	$165.8	$159.3

(1)	Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates currently in effect. The average interest rates currently in effect on our fixed rate and variable rate debt are 5.3% and 3.3%, respectively.

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

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a seven year $700.0 million term loan and a five year $100.0 million revolving credit line (the “Senior Secured Credit Facility”). On May 8, 2015, Cinemark USA, Inc. amended the Senior Secured Credit Facility to extend the maturity of the term loan from December 2019 to May 2022. Quarterly principal payments in the amount of $1.75 million are due on the term loan through March 31, 2022, with the remaining principal of $635.3 million due on May 8, 2022. The maturity date for the revolving credit line, which is December 2017, did not change.

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

The Senior Secured Credit Facility contains usual and customary negative covenants for agreements of this type, including restrictions on Cinemark USA, Inc.’s ability to pay dividends. In addition, if Cinemark USA, Inc. has borrowings outstanding on the revolving credit line, it is required to satisfy a consolidated net senior secured leverage ratio covenant as determined in accordance with the Senior Secured Credit Facility. Under the restrictions outlined in the agreements, as of September 30, 2015, Cinemark USA, Inc. could have distributed up to approximately $1,838.8 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the Senior Secured Credit Facility, subject to its available cash and other borrowing restrictions outlined in the agreement.

At September 30, 2015, there was $680.8 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $100.0 million in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the Senior Secured Credit Facility at September 30, 2015 was approximately 3.5% per annum.

Cinemark USA, Inc. 4.875% Senior Notes

On May 24, 2013, Cinemark USA, Inc. issued $530.0 million aggregate principal amount of 4.875% senior notes due 2023, at par value, (the “4.875% Senior Notes”). Interest on the 4.875% Senior Notes is payable on June 1 and December 1 of each year. The 4.875% Senior Notes mature on June 1, 2023.

The indenture to the 4.875% Senior Notes contains covenants that include limitations on the amount of dividends that Cinemark USA, Inc. can pay. As of September 30, 2015, Cinemark USA, Inc. could have distributed up to approximately $1,986.2 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of September 30, 2015 was approximately 7.5 to 1.

Cinemark USA, Inc. 5.125% Senior Notes

On December 18, 2012, Cinemark USA, Inc. issued $400.0 million aggregate principal amount of 5.125% senior notes due 2022, at par value (the “5.125% Senior Notes”). Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year. The 5.125% Senior Notes mature on December 15, 2022.

The indenture to the 5.125% Senior Notes contains covenants including limitations on the amount of dividends that could be paid by Cinemark USA, Inc. As of September 30, 2015, Cinemark USA, Inc. could have distributed up to approximately $1,991.1 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of September 30, 2015 was approximately 7.7 to 1.

Cinemark USA, Inc. 7.375% Senior Subordinated Notes

On June 3, 2011, Cinemark USA, Inc. issued $200.0 million aggregate principal amount of 7.375% senior subordinated notes due 2021, at par value (the “Senior Subordinated Notes”). Interest on the Senior Subordinated Notes is payable on June 15 and December 15 of each year. The Senior Subordinated Notes mature on June 15, 2021.

The indenture to the Senior Subordinated Notes contains covenants including limitations on the amount of dividends that could be paid by Cinemark USA, Inc. As of September 30, 2015, Cinemark USA, Inc. could have distributed up to approximately $1,979.3 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the Senior Subordinated Notes, subject to its available cash and other borrowing restrictions outlined in the indenture governing the Senior Subordinated Notes. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1, and our actual ratio as of September 30, 2015 was approximately 7.5 to 1.

Covenant Compliance

As of September 30, 2015, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

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

Interest Rate Risk

We are currently party to variable rate debt facilities. An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt facilities. At September 30, 2015, there was an aggregate of approximately $580.8 million of variable rate debt outstanding under these facilities, which excludes $100.0 million of Cinemark USA, Inc.’s term loan debt that is hedged with the Company’s interest rate swap agreement in effect as of September 30, 2015 as discussed below. Based on the interest rates in effect on the variable rate debt outstanding at September 30, 2015, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $5.8 million.

Our interest rate swap agreement qualifies for cash flow hedge accounting. The fair value of the interest rate swap is recorded on our condensed consolidated balance sheet as an asset or liability with the effective portion of the interest rate swap’s gains or losses reported as a component of accumulated other comprehensive loss and the ineffective portion reported in earnings.

Below is a summary of our interest rate swap agreement as of September 30, 2015:

Nominal Amount (in millions)	Effective Date	Pay Rate	Receive Rate	Expiration Date
$100.0	November 2011	1.7150%	1-month LIBOR	April 2016

The table below provides information about our fixed rate and variable rate long-term debt agreements as of September 30, 2015:

	Expected Maturity for the Twelve-Month Periods Ending September 30, (in millions)								Average Interest
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value	Rate
Fixed rate (1)	$1.4	$1.4	$1.4	$1.4	$1.4	$1,229.9	$1,236.9	$1,213.6	5.3%
Variable rate	7.0	7.0	7.0	7.0	7.0	545.8	580.8	583.7	3.3%

Total debt	$8.4	$8.4	$8.4	$8.4	$8.4	$1,775.7	$1,817.7	$1,797.3

(1)	Includes $100.0 million of the Cinemark USA, Inc. term loan, which represents the debt hedged with the Company’s interest rate swap agreement in effect as of September 30, 2015 discussed above.

Foreign Currency Exchange Rate Risk

There have been no material changes in foreign currency exchange rate risk previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K filed February 27, 2015.

Item 4.	Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2015, we carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

*31.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Financial Statements from the quarterly report on Form 10-Q of Cinemark Holdings, Inc. for the quarter ended September 30, 2015, filed November 5, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK HOLDINGS, INC.
Registrant

DATE: November 5, 2015

/s/ Mark Zoradi
Mark Zoradi
Chief Executive Officer

/s/ Sean Gamble
Sean Gamble
Chief Financial Officer

EXHIBIT INDEX

*31.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Financial Statements from the quarterly report on Form 10-Q of Cinemark Holdings, Inc. for the quarter ended September 30, 2015, filed November 5, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.