Form 10-Q
period 2016-06-30
Cinemark Holdings, Inc.
filed 2016-08-09
CIK 1385280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes  ☐    No  ☒

As of July 31, 2016, 116,219,957 shares of common stock were issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data, unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$583,600	$588,539
Inventories	15,977	15,954
Accounts receivable	79,989	74,287
Current income tax receivable	2,706	22,877
Prepaid expenses and other	16,913	13,494

Total current assets	699,185	715,151
Theatre properties and equipment	2,880,968	2,687,391
Less accumulated depreciation and amortization	1,290,188	1,182,322

Theatre properties and equipment, net	1,590,780	1,505,069
Other assets
Goodwill	1,263,126	1,247,548
Intangible assets - net	337,642	339,644
Investment in NCM	188,441	183,755
Investments in and advances to affiliates	93,099	94,973
Long-term deferred tax asset	2,179	2,114
Deferred charges and other assets - net	41,241	38,243

Total other assets	1,925,728	1,906,277

Total assets	$4,215,693	$4,126,497

Liabilities and equity
Current liabilities
Current portion of long-term debt	$2,816	$8,405
Current portion of capital lease obligations	19,564	18,780
Current income tax payable	12,370	7,332
Current liability for uncertain tax positions	10,509	9,155
Accounts payable and accrued expenses	381,078	396,121

Total current liabilities	426,337	439,793
Long-term liabilities
Long-term debt, less current portion	1,786,576	1,772,930
Capital lease obligations, less current portion	212,752	208,952
Long-term deferred tax liability	142,682	139,905
Long-term liability for uncertain tax positions	7,960	7,853
Deferred lease expenses	42,752	43,333
Deferred revenue - NCM	348,657	342,134
Other long-term liabilities	47,911	60,784

Total long-term liabilities	2,589,290	2,575,891
Commitments and contingencies (see Note 16)
Equity
Cinemark Holdings, Inc.’s stockholders’ equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 120,644,247 shares issued and 116,223,640 shares outstanding at June 30, 2016 and 120,107,563 shares issued and 115,924,059 shares outstanding at December 31, 2015	121	120
Additional paid-in-capital	1,122,664	1,113,219
Treasury stock, 4,420,607 and 4,183,504 shares, at cost, at June 30, 2016 and December 31, 2015, respectively	(73,379)	(66,577)
Retained earnings	374,059	324,632
Accumulated other comprehensive loss	(234,992)	(271,686)

Total Cinemark Holdings, Inc.’s stockholders’ equity	1,188,473	1,099,708
Noncontrolling interests	11,593	11,105
Total equity	1,200,066	1,110,813

Total liabilities and equity	$4,215,693	$4,126,497

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues
Admissions	$456,075	$502,963	$891,895	$903,625
Concession	253,592	259,530	491,407	473,957
Other	34,737	37,439	65,971	67,748

Total revenues	744,404	799,932	1,449,273	1,445,330
Cost of operations
Film rentals and advertising	250,421	278,125	483,335	485,735
Concession supplies	39,208	40,903	75,111	73,406
Salaries and wages	84,237	76,528	159,373	145,751
Facility lease expense	80,252	82,391	159,056	162,008
Utilities and other	89,130	92,316	170,507	175,722
General and administrative expenses	35,987	39,277	73,853	77,202
Depreciation and amortization	52,358	46,569	101,687	91,901
Impairment of long-lived assets	1,425	3,528	1,917	4,322
Loss on sale of assets and other	5,824	5,802	4,045	4,352

Total cost of operations	638,842	665,439	1,228,884	1,220,399

Operating income	105,562	134,493	220,389	224,931
Other income (expense)
Interest expense	(27,262)	(28,304)	(55,321)	(56,511)
Loss on debt amendments and refinancing	(98)	(925)	(13,284)	(925)
Interest income	2,013	2,875	3,365	4,394
Foreign currency exchange gain (loss)	512	1,439	2,398	(6,767)
Distributions from NCM	193	—	8,736	8,499
Equity in income of affiliates	5,065	4,086	12,207	9,325

Total other expense	(19,577)	(20,829)	(41,899)	(41,985)

Income before income taxes	85,985	113,664	178,490	182,946
Income taxes	31,617	42,774	65,076	69,154

Net income	$54,368	$70,890	$113,414	$113,792
Less: Net income attributable to noncontrolling interests	462	632	983	1,013

Net income attributable to Cinemark Holdings, Inc.	$53,906	$70,258	$112,431	$112,779

Weighted average shares outstanding
Basic	115,576	115,148	115,411	114,993

Diluted	115,758	115,328	115,660	115,215

Earnings per share attributable to Cinemark Holdings, Inc.’s common stockholders
Basic	$0.46	$0.61	$0.97	$0.97

Diluted	$0.46	$0.61	$0.97	$0.97

Dividends declared per common share	$0.27	$0.25	$0.54	$0.50

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$54,368	$70,890	$113,414	$113,792
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of settlements, net of taxes of $20, $504, $138 and $958	33	855	234	1,612
Unrealized gain (loss) due to fair value adjustments on available-for-sale securities, net of taxes of $0, $(209), $0 and $236	—	(354)	—	412
Other comprehensive income (loss) in equity method investments	146	(3,322)	(176)	(2,938)
Foreign currency translation adjustments	24,887	628	38,667	(46,047)

Total other comprehensive income (loss), net of tax	25,066	(2,193)	38,725	(46,961)

Total comprehensive income, net of tax	79,434	68,697	152,139	66,831
Comprehensive income attributable to noncontrolling interests	(473)	(626)	(1,003)	(1,013)

Comprehensive income attributable to Cinemark Holdings, Inc.	$78,961	$68,071	$151,136	$65,818

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six months ended June 30,
	2016	2015
Operating activities
Net income	$113,414	$113,792
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	100,655	90,707
Amortization of intangible and other assets and favorable/unfavorable leases	1,032	1,194
Amortization of long-term prepaid rents	985	1,382
Amortization of debt issue costs	2,664	2,600
Amortization of deferred revenues, deferred lease incentives and other	(9,339)	(6,759)
Impairment of long-lived assets	1,917	4,322
Share based awards compensation expense	7,660	6,475
Loss on sale of assets and other	4,045	4,352
Write-off of unamortized debt issue costs associated with early retirement of debt	2,369	—
Deferred lease expenses	(647)	(1,288)
Equity in income of affiliates	(12,207)	(9,325)
Deferred income tax expenses	2,101	(7,942)
Distributions from equity investees	8,270	8,309
Changes in assets and liabilities and other	(21,996)	(27,017)

Net cash provided by operating activities	200,923	180,802
Investing activities
Additions to theatre properties and equipment and other	(131,524)	(155,712)
Acquisition of theatre in Brazil	—	(2,651)
Acquisition of theatres in the U.S.	(15,300)	—
Proceeds from sale of theatre properties and equipment and other	441	4,973
Proceeds from sale of marketable securities	13,451	—
Investment in joint ventures and other	(700)	(1,777)

Net cash used for investing activities	(133,632)	(155,167)
Financing activities
Dividends paid to stockholders	(62,740)	(57,900)
Payroll taxes paid as a result of restricted stock withholdings	(6,802)	(4,748)
Proceeds from issuance of Senior Notes, net of discount	222,750	—
Retirement of Senior Subordinated Notes	(200,000)	—
Repayments of long-term debt	(15,217)	(3,516)
Payment of debt issue costs	(4,504)	(6,957)
Payments on capital leases	(9,529)	(7,959)
Other	1,270	1,950

Net cash used for financing activities	(74,772)	(79,130)
Effect of exchange rate changes on cash and cash equivalents	2,542	(9,085)

Decrease in cash and cash equivalents	(4,939)	(62,580)
Cash and cash equivalents:
Beginning of period	588,539	638,869

End of period	$583,600	$576,289

Supplemental information (see Note 13)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

1. The Company and Basis of Presentation

Cinemark Holdings, Inc. and subsidiaries (the “Company”) operates in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay.

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

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2015, included in the Annual Report on Form 10-K filed February 24, 2016 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be achieved for the full year.

Accounting Reclassifications

The Company has reclassified $7,178 and $15,227 in expenses from film rentals and advertising costs to utilities and other costs on the condensed consolidated statement of income for the three and six months ended June 30, 2015, respectively, to be consistent with the presentation for the three and six months ended June 30, 2016. During the six months ended June 30, 2016, the Company determined that reclassifying the expenses, which are related to the maintenance and monitoring of projection and sound equipment, results in a more clear presentation of film rentals and advertising costs.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842), (“ASU 2016-02”). The purpose of ASU 2016-02 is to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. The adoption of ASU 2016-02 will result in the recognition of a right-of-use asset and a lease liability for most operating leases. New disclosure requirements include qualitative

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

and quantitative information about the amounts recorded in the financial statements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 requires a modified retrospective transition by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective with the option to elect certain practical expedients. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-02 on its condensed consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-04, Liabilities – Extinguishment of Liabilities (Subtopic 405-20), (“ASU 2016-04”). The purpose of ASU 2016-04 is to provide a narrow scope exception to the guidance in Accounting Standards Codification (“ASC”) Subtopic 405-20 to require that breakage of liabilities associated with prepaid stored-value products be accounted for consistent with the breakage guidance in ASC Topic 606. ASU 2016-04 is effective for fiscal years beginning after December 15, 2017. The amendments in ASU 2016-04 may be applied either using a modified retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective or retrospectively to each period presented. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-04 on its condensed consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-07, Investments – Equity Method and Joint Ventures (Topic 323), (“ASU 2016-07”). The purpose of ASU 2016-07 is to eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment was held. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016. The amendments in ASU 2016-07 should be applied prospectively. Early adoption is permitted. The Company does not expect ASU 2016-07 to have an impact on its condensed consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenues Gross versus Net), (“ASU 2016-08”). The purpose of ASU 2016-08 is to clarify the implementation of revenue recognition guidance related to principal versus agent considerations. ASU 2016-08 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year, concurrent with Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2016-08 may be applied either using a modified retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective or retrospectively to each period presented. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-08 on its condensed consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”). The purpose of ASU 2016-09 is to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of such activity on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that year. Prospective, retrospective, or modified retrospective application may be used dependent on the specific requirements of the amendments within ASU 2016-09. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-09 on its condensed consolidated financial statements.

In May 2016, the FASB issued Accounting Standards Update 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, (“ASU 2016-12”). The purpose of ASU 2016-12 is to address certain narrow aspects of ASC Topic 606 including assessing collectability, presentation of sales and other similar taxes, noncash considerations, contract modifications and completed contracts at transition. ASU 2016-12 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year, concurrent with Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2016-12 may be applied either using a modified retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective or retrospectively to each period presented. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-12 on its condensed consolidated financial statements.

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

The following table presents computations of basic and diluted earnings per share under the two-class method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to Cinemark Holdings, Inc.	$53,906	$70,258	$112,431	$112,779
Earnings allocated to participating share-based awards (1)	(272)	(441)	(496)	(709)

Net income attributable to common stockholders	$53,634	$69,817	$111,935	$112,070

Denominator (shares in thousands):
Basic weighted average common stock outstanding	115,576	115,148	115,411	114,993
Common equivalent shares for restricted stock units	182	180	249	222

Diluted	115,758	115,328	115,660	115,215

Basic earnings per share attributable to common stockholders	$0.46	$0.61	$0.97	$0.97

Diluted earnings per share attributable to common stockholders	$0.46	$0.61	$0.97	$0.97

(1)	For the three months ended June 30, 2016 and 2015, a weighted average of approximately 588 and 729 shares of unvested restricted stock, respectively, were considered participating securities. For the six months ended June 30, 2016 and 2015, a weighted average of approximately 514 and 648 shares of unvested restricted stock, respectively, were considered participating securities.

4. Long Term Debt Activity

Senior Secured Credit Facility

On May 16, 2016, Cinemark USA, Inc. made a pre-payment of $13,451 on its term loan using the net proceeds received from the sale of shares of RealD (see Note 7). In accordance with the terms of the senior secured credit facility agreement, the pre-payment was applied first to the next four principal installments, and second, to the remaining installments pro-rata based on the remaining outstanding principal amount of such installments. Therefore, quarterly payments in the amount of $1,427 are due on the term loan beginning June 30, 2017 through March 31, 2022, with the remaining principal of $635,250 due on May 8, 2022. The Company did not incur any fees as a result of the pre-payment.

On June 13, 2016, Cinemark USA, Inc., our wholly-owned subsidiary, amended its senior secured credit facility to reduce the rate at which the term loan bears interest by 0.25%. The Company incurred debt issue costs of approximately $802 in connection with the amendment, which are reflected as a reduction of long term debt on the condensed consolidated balance sheet as of June 30, 2016. In addition, the Company incurred approximately $249 in legal and other fees that are reflected as loss on debt amendments and refinancing on the condensed consolidated statements of income for the six months ended June 30, 2016.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Issuance of Additional 4.875% Senior Notes

On March 21, 2016, Cinemark USA, Inc. issued an additional $225,000 aggregate principal amount of 4.875% senior notes due 2023 (the “4.875% Senior Notes”), at 99.0% of the principal amount plus accrued and unpaid interest from December 1, 2015. Proceeds, after payment of fees, were used to finance the redemption of Cinemark, USA, Inc.’s $200,000 7.375% senior subordinated notes due 2021 (the “7.375% Senior Subordinated Notes”), as discussed below. These additional notes have identical terms, other than the issue date, the issue price and the first interest payment date, and constitute part of the same series as Cinemark USA, Inc.’s existing 4.875% Senior Notes. The aggregate principal amount of $755,000 of 4.875% Senior Notes mature on June 1, 2023. The Company incurred debt issue costs of approximately $3,702 in connection with the issuance of the additional notes, which, along with the discount of $2,250, are reflected as a reduction of long term debt, net of accumulated amortization, as of June 30, 2016.

On April 5, 2016, Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the Securities and Exchange Commission (the “Commission”), pursuant to which Cinemark USA, Inc. offered to exchange the additional 4.875% Senior Notes for substantially identical notes registered under the Securities Act of 1933, as amended, that do not contain terms restricting the transfer thereof or providing for registration rights. The registration statement was declared effective April 18, 2016, and the notes were exchanged on May 17, 2016.

Redemption of 7.375% Senior Subordinated Notes

On March 21, 2016, Cinemark USA, Inc. redeemed its $200,000 7.375% Senior Subordinated Notes at a make-whole premium of approximately 104% plus accrued and unpaid interest, utilizing the proceeds from the issuance of the additional $225,000 Cinemark USA, Inc. 4.875% Senior Notes discussed above. As a result of the redemption, the Company wrote-off approximately $2,369 in unamortized debt issue costs, paid the make-whole premium of $9,444 and paid other fees of $1,222, all of which are reflected in loss on debt amendments and refinancing during the six months ended June 30, 2016.

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt using the market approach, which utilizes quoted market prices that fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, Fair Value Measurement. The carrying value of the Company’s long-term debt was $1,824,355 and $1,814,572 as of June 30, 2016 and December 31, 2015, respectively, excluding unamortized debt discounts and debt issue costs. The fair value of the Company’s long-term debt was $1,836,903 and $1,806,276 as of June 30, 2016 and December 31, 2015, respectively.

5. Equity

Below is a summary of changes in stockholders’ equity attributable to Cinemark Holdings, Inc., noncontrolling interests and total equity for the six months ended June 30, 2016 and 2015:

	Cinemark
	Holdings, Inc.
	Stockholders’	Noncontrolling	Total
	Equity	Interests	Equity
Balance at January 1, 2016	$1,099,708	$11,105	$1,110,813
Share based awards compensation expense	7,660	—	7,660
Stock withholdings related to share based awards that vested during the six months ended June 30, 2016	(6,802)	—	(6,802)
Issuance of common stock related to restricted stock units that vested during the six months ended June 30, 2016	1	—	1
Tax benefit related to share based awards vesting	1,785	—	1,785
Dividends paid to stockholders (1)	(62,740)	—	(62,740)
Dividends accrued on unvested restricted stock unit awards (1)	(264)	—	(264)
Dividends paid to noncontrolling interests	—	(515)	(515)
Net income	112,431	983	113,414
Fair value adjustments on interest rate swap agreements designated as hedges, net of settlements, net of taxes of $138	234	—	234
Gain realized on available-for-sale securities, net of taxes of $1,180	(2,011)	—	(2,011)
Other comprehensive loss in equity method investees	(176)	—	(176)
Foreign currency translation adjustments	38,647	20	38,667

Balance at June 30, 2016	$1,188,473	$11,593	$1,200,066

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	Cinemark
	Holdings, Inc.
	Stockholders’	Noncontrolling	Total
	Equity	Interests	Equity
Balance at January 1, 2015	$1,112,800	$10,329	$1,123,129
Share based awards compensation expense	6,475	—	6,475
Stock withholdings related to share based awards that vested during the six months ended June 30, 2015	(4,748)	—	(4,748)
Tax benefit related to share based awards vesting	2,244	—	2,244
Dividends paid to stockholders (2)	(57,900)	—	(57,900)
Dividends accrued on unvested restricted stock unit awards (2)	(200)	—	(200)
Dividends paid to noncontrolling interests	—	(294)	(294)
Net income	112,779	1,013	113,792
Fair value adjustments on interest rate swap agreements designated as hedges, net of settlements, net of taxes of $958	1,612	—	1,612
Fair value adjustments on available-for-sale securities, net of taxes of $236	412	—	412
Other comprehensive loss in equity method investees	(2,938)	—	(2,938)
Foreign currency translation adjustments	(46,047)	—	(46,047)

Balance at June 30, 2015	$1,124,489	$11,048	$1,135,537

(1)	The Company’s board of directors declared a cash dividend for the first quarter of 2016 in the amount of $0.27 per share of common stock payable to stockholders of record on June 8, 2016. The dividend was paid on June 22, 2016. The Company’s board of directors declared a cash dividend for the fourth quarter of 2015 in the amount of $0.27 per share of common stock payable to stockholders of record on March 7, 2016. The dividend was paid on March 18, 2016.
(2)	The Company’s board of directors declared a cash dividend for the first quarter of 2015 in the amount of $0.25 per share of common stock payable to stockholders of record on June 5, 2015. The dividend was paid on June 19, 2015. The Company’s board of directors declared a cash dividend for the fourth quarter of 2014 in the amount of $0.25 per share of common stock payable to stockholders of record on March 4, 2015. The dividend was paid on March 18, 2015.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

			Distributions
	Investment	Deferred	from	Equity in	Other	Cash
	in NCM	Revenue	NCM	Income	Revenue	Received
Balance as of January 1, 2016	$183,755	$(342,134)
Receipt of common units due to annual common unit adjustment	11,111	(11,111)	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	(5,560)	5,560
Receipt of excess cash distributions	(5,505)	—	(5,795)	—	—	11,300
Receipt under tax receivable agreement	(2,765)	—	(2,941)	—	—	5,706
Equity in earnings	1,845	—	—	(1,845)	—	—
Amortization of deferred revenue	—	4,588	—	—	(4,588)	—

Balance as of and for the six month period ended June 30, 2016	$188,441	$(348,657)	$(8,736)	$(1,845)	$(10,148)	$22,566

(1)	Amount includes the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $5,236.

During the three months ended June 30, 2016 and 2015, the Company recorded equity in loss of approximately $28 and $386, respectively. During the six months ended June 30, 2016 and 2015, the Company recorded equity in earnings of approximately $1,845 and $409, respectively.

The Company made payments to NCM of approximately $28 and $24 during the six months ended June 30, 2016 and 2015, respectively, related to installation of certain equipment used for digital advertising, which is included in theatre properties and equipment on the condensed consolidated balance sheets.

On March 16, 2015, NCM, Inc. announced that it had agreed with Screenvision, LLC (“Screenvision”) to terminate a merger agreement under which it would have acquired Screenvision. The termination of the merger agreement resulted in a $26.8 million termination payment to Screenvision by NCM, Inc. NCM indemnified NCM, Inc. for the termination fee. The impact of the termination payment and related merger costs resulted in NCM paying reduced excess cash distributions to its shareholders during the second quarter of 2015 and 2016, as required by NCM’s Amended and Restated Operating Agreement.

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

As of June 30, 2016, the Company owned a total of 26,384,644 common units of NCM, representing an ownership interest of approximately 19%. The estimated fair value of the Company’s investment in NCM was approximately $408,434 as of June 30, 2016, using NCMI’s stock price as of June 30, 2016 of $15.48 per share.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is summary financial information for NCM for the three months ended March 31, 2016 (the financial information for the three and six months ended June 30, 2016 is not yet available) and the three and six months ended July 2, 2015:

	Three Months Ended	Three Months Ended	Six Months Ended
	March 31, 2016	July 2, 2015	July 2, 2015
Gross revenues	$76,242	$121,532	$198,399
Operating income	$5,751	$55,387	$31,276
Net earnings (loss)	$(7,510)	$42,403	$3,675

7. Other Investments

The Company had the following other investments at June 30, 2016:

Digital Cinema Implementation Partners (“DCIP”), equity method investment	$80,727
AC JV, LLC, equity method investment	7,397
Digital Cinema Distribution Coalition (“DCDC”), equity method investment	3,174
Other	1,801

Total	$93,099

Below is a summary of activity for each of the investments for the six months ended June 30, 2016:

	DCIP	RealD	AC JV, LLC	DCDC	Other	Total
Balance at January 1, 2016	$71,579	$12,900	$7,269	$2,562	$663	$94,973
Cash contributions	61	—	—	—	1,000	1,061
Equity in income	9,622	—	128	612	—	10,362
Equity in comprehensive loss	(176)	—	—	—	—	(176)
Sale of investment (1)	—	(12,900)	—	—	—	(12,900)
Other	(359)	—	—	—	138	(221)

Balance at June 30, 2016	$80,727	$—	$7,397	$3,174	$1,801	$93,099

(1)	See further discussion of the sale of the investment held by the Company under RealD, Inc. below.

Digital Cinema Implementation Partners LLC

On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as DCIP to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. On March 10, 2010, the Company signed a master equipment lease agreement and other related agreements (collectively the “Agreements”) with Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company. Upon signing the Agreements, the Company contributed the majority of its U.S. digital projection systems to DCIP, which DCIP then contributed to Kasima. The Company has a variable interest in Kasima through the terms of its master equipment lease agreement; however, the Company has determined that it is not the primary beneficiary of Kasima, as the Company does not have the ability to direct the activities of Kasima that most significantly impact Kasima’s economic performance. As of June 30, 2016, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting.

Below is summary financial information for DCIP for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues	$44,757	$39,852	$85,401	$80,593
Operating income	$27,788	$22,996	$51,189	$46,760
Net income	$22,276	$16,521	$40,778	$33,965

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

As of June 30, 2016, the Company had 3,787 digital projection systems being leased under the master equipment lease agreement with Kasima. The Company had the following transactions, recorded in utilities and other on the condensed consolidated income statement, with DCIP during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Equipment lease payments	$1,406	$1,039	$2,531	$2,049
Warranty reimbursements from DCIP	$(1,435)	$(1,030)	$(2,759)	$(1,987)
Management services fees	$206	$207	$412	$414

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

On March 22, 2016, an affiliate of Rizvi Traverse Management, LLC acquired RealD for $11.00 per share. As a result of the transaction, the Company sold its shares for approximately $13,451 and recognized a gain of $3,742, which included the recognition of a cumulative unrealized holding gain of $3,191 previously recorded in accumulated other comprehensive loss. The gain is reflected as gain on sale of assets and other on the condensed consolidated statement of income for the six months ended June 30, 2016. The Company used the proceeds to make a pre-payment on its term loan in accordance with the terms of its senior secured credit facility (see Note 4).

AC JV, LLC

During December 2013, the Company, Regal, AMC (the “AC Founding Members”) and NCM entered into a series of agreements that resulted in the formation of AC JV, LLC (“AC”), a new joint venture that now owns “Fathom Events” (consisting of Fathom Events and Fathom Consumer Events) formerly operated by NCM. The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators to provide additional programs to augment their feature film schedule. The Fathom Consumer Events business includes live and pre-recorded concerts featuring contemporary music, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. The Company paid event fees of $5,234 and $5,970 for the six months ended June 30, 2016 and 2015, respectively, which are included in film rentals and advertising costs on the condensed consolidated statements of income.

AC was formed by the AC Founding Members and NCM. NCM, under a contribution agreement, contributed the assets associated with its Fathom Events division to AC in exchange for 97% ownership of the Class A Units of AC. Under a separate contribution agreement, the Founding Members each contributed cash of approximately $268 to AC in exchange for 1% of the Class A Units of AC. Subsequently, NCM and the Founding Members entered into a Membership Interest Purchase Agreement, under which NCM sold each of the Founding Members 31% of its Class A Units in AC, the aggregate value of which was determined to be $25,000, in exchange for a six-year Promissory Note. Each of the Founding Members’ Promissory Notes were originally for $8,333, bear interest at 5% per annum and require annual principal and interest payments, with the first of such payments made during December 2014. The remaining outstanding balance of the note payable from the Company to AC as of June 30, 2016 was $5,555.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Digital Cinema Distribution Coalition

Digital Cinema Distribution Coalition (“DCDC”) is a joint venture among the Company, Universal, Warner Bros., AMC and Regal. DCDC operates a satellite distribution network that distributes all digital content to U.S. theatres via satellite. The Company has an approximate 14.6% ownership in DCDC. The Company paid approximately $465 and $390 during the six months ended June 30, 2016 and 2015, respectively, related to content delivery services provided by DCDC. These fees are included in film rentals and advertising costs on the condensed consolidated statements of income.

8. Treasury Stock and Share Based Awards

Treasury Stock — Treasury stock represents shares of common stock repurchased or withheld by the Company and not yet retired. The Company has applied the cost method in recording its treasury shares. Below is a summary of the Company’s treasury stock activity for the six months ended June 30, 2016:

	Number of Treasury Shares	Cost
Balance at January 1, 2016	4,183,504	$66,577
Restricted stock withholdings (1)	205,860	6,802
Restricted stock forfeitures	31,243	—

Balance at June 30, 2016	4,420,607	$73,379

(1)	The Company withheld restricted shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting in restricted stock and restricted stock units. The Company determined the number of shares to be withheld based upon market values ranging from $29.17 to $35.83 per share.

As of June 30, 2016, the Company had no plans to retire any shares of treasury stock.

Restricted Stock – During the six months ended June 30, 2016, the Company granted 322,700 shares of restricted stock to employees and directors of the Company. The fair value of the restricted stock granted was determined based on the market value of the Company’s common stock on the dates of grant, which ranged from $29.83 to $36.46 per share. The Company assumed forfeiture rates ranging from 0% to 10% for the restricted stock awards. Restricted stock granted to employees vests over service periods that range from approximately one month to four years. Restricted stock granted to the Company’s directors vests over a one-year service period. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock activity for the six months ended June 30, 2016:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	757,775	$30.73
Granted	322,700	$30.90
Vested	(423,772)	$26.46
Forfeited	(31,243)	$33.02

Outstanding at June 30, 2016	625,460	$33.59

Unvested restricted stock at June 30, 2016	625,460	$33.59

	Six Months Ended June 30,
	2016	2015
Compensation expense recognized during the period	$4,708	$4,736
Fair value of restricted shares that vested during the period	$14,423	$14,308
Income tax deduction upon vesting of restricted stock awards	$5,454	$3,788

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

As of June 30, 2016, the estimated remaining unrecognized compensation expense related to restricted stock awards was $16,244 and the weighted average period over which this remaining compensation expense will be recognized is approximately 3 years.

Restricted Stock Units – During the six months ended June 30, 2016, the Company granted restricted stock units representing 253,661 hypothetical shares of common stock to employees. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the two fiscal year periods ending December 31, 2017 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments as specified by the Compensation Committee prior to the grant date. The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity and vest on a pro-rata basis according to the IRR achieved by the Company during the performance period. If the IRR for the two-year period is at least 6.0%, which is the threshold, one-third of the maximum restricted stock units vest. If the IRR for the two-year period is at least 8.0%, which is the target, two-thirds of the maximum restricted stock units vest. If the IRR for the two-year period is at least 10.0%, which is the maximum, 100% of the maximum restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. Further, as an example, if the Company achieves an IRR equal to 9.0%, the number of restricted stock units that shall vest will be greater than the target but less than the maximum number that would have vested had the Company achieved the highest IRR. In accordance with their respective employment agreements, the awards granted to the Company’s former Chief Executive Officer and former President and Chief Operating Officer will vest upon the certification of the IRR for the 2016 award by the Compensation Committee. All other restricted stock units granted during 2016 will vest subject to an additional two-year service requirement and will be paid in the form of common stock if the participant continues to provide services through February 2020, which is the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments from the grant date if, and at the time that, the restricted stock unit awards vest.

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the six months ended June 30, 2016 at each of the three target levels of financial performance (excluding forfeiture assumptions):

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

	Six Months Ended June 30,
	2016	2015
Number of restricted stock unit awards that vested during the period	213,984	123,769
Fair value of restricted stock unit awards that vested during the period	$7,260	$5,483
Accumulated dividends paid upon vesting of restricted stock unit awards	$662	$442
Income tax benefit recognized upon vesting of restricted stock unit awards	$3,049	$2,303
Compensation expense recognized during the period	$2,952	$1,739

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

As of June 30, 2016, the estimated remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $7,759. The weighted average period over which this remaining compensation expense will be recognized is approximately 2 years. As of June 30, 2016, the Company had restricted stock units outstanding that represented a total of 418,879 hypothetical shares of common stock, net of actual cumulative forfeitures of 20,686 units, assuming the maximum IRR level is achieved for all grants outstanding.

Effective March 4, 2016, the Company’s former President and Chief Operating Officer resigned with good reason as defined within his employment agreement. As a result, certain of his restricted stock and restricted stock unit awards vested upon his resignation. The accelerated vesting of these awards were considered a modification of such awards, therefore the Company revalued the vested awards at their fair value upon modification. The revaluation of these awards resulted in incremental share based award compensation expense of approximately $994 for the six months ended June 30, 2016.

9. Goodwill and Other Intangible Assets

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2016 (1)	$1,156,556	$90,992	$1,247,548
Acquisition of U.S. theatres	7,607	—	7,607
Foreign currency translation adjustments	—	7,971	7,971

Balance at June 30, 2016 (1)	$1,164,163	$98,963	$1,263,126

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.

The Company evaluates goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable. The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. Management considers the reporting unit to be each of its nineteen regions in the U.S. and seven countries internationally with Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala being considered one reporting unit (the Company does not have goodwill recorded for all of its international locations).

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

No events or changes in circumstances occurred during the six months ended June 30, 2016 that indicated the carrying value of goodwill might exceed its estimated fair value.

Intangible assets consisted of the following:

	Balance at January 1, 2016	Additions (1)	Amortization	Other (2)	Balance at June 30, 2016
Intangible assets with finite lives:
Gross carrying amount	$99,968	$503	$—	$(713)	$99,758
Accumulated amortization	(59,706)	—	(2,716)	541	(61,881)

Total net intangible assets with finite lives	$40,262	503	(2,716)	(172)	$37,877
Intangible assets with indefinite lives:
Tradename	299,382	—	—	383	299,765

Total intangible assets — net	$339,644	$503	$(2,716)	$211	$337,642

(1)	Reflects addition of non-compete agreement and favorable lease associated with theatres acquired in the U.S. during the six months ended June 30, 2016.
(2)	Includes write-off of intangible assets for closed theatres and foreign currency translation adjustments.

Estimated aggregate future amortization expense for intangible assets is as follows:

For the six months ended December 31, 2016	$2,609
For the twelve months ended December 31, 2017	4,987
For the twelve months ended December 31, 2018	4,912
For the twelve months ended December 31, 2019	4,007
For the twelve months ended December 31, 2020	4,282
Thereafter	17,080

Total	$37,877

10. Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

The Company considers actual theatre level cash flows, budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the theatre’s useful life correlates with the available remaining lease period, which includes the probability of renewal periods, for leased properties and the lesser of twenty years or the building’s remaining useful life for fee-owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the six months ended June 30, 2016 and 2015. As of June 30, 2016, the estimated aggregate fair value of the long-lived assets impaired during the six months ended June 30, 2016 was approximately $1,790.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
U.S. theatre properties	$959	$2,536	$1,095	$3,330
U.S. intangible assets	—	992	—	992
International theatre properties	466	—	822	—

Impairment of long-lived assets	$1,425	$3,528	$1,917	$4,322

11. Fair Value Measurements

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

There were no assets or liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of June 30, 2016. Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of December 31, 2015:

	Carrying Value	Fair Value
Description		Level 1	Level 2	Level 3
Interest rate swap liabilities – current	$(373)	$—	$—	$(373)
Investment in RealD (see Note 7)	$12,900	$12,900	$—	$—

Below is a reconciliation of the beginning and ending balance for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Liabilities
	2016	2015
Beginning balances —January 1	$373	$4,572
Total loss included in accumulated other comprehensive loss	71	377
Settlements	(444)	(2,947)

Ending balances – June 30	$—	$2,002

The Company also uses the market approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 9 and Note 10). Additionally, the Company uses the market approach to estimate the fair value of its long-term debt (see Note 4). There were no changes in valuation techniques and there were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2016.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

12. Foreign Currency Translation

The accumulated other comprehensive loss account in stockholders’ equity of $234,992 and $271,686 at June 30, 2016 and December 31, 2015, respectively, includes cumulative foreign currency adjustments of $234,757 and $273,404, respectively, from translating the financial statements of the Company’s international subsidiaries, and also includes the change in fair values of the Company’s interest rate swap agreements that are designated as hedges and the change in fair value of the Company’s available-for-sale securities.

All foreign countries where the Company has operations are non-highly inflationary, and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.

Below is a summary of the impact of translating the June 30, 2016 financial statements of the Company’s international subsidiaries:

	Exchange Rate as of		Other Comprehensive Income (Loss) for The Six Months Ended June 30, 2016
Country	June 30, 2016	December 31, 2015
Brazil	3.23	3.96	$41,953
Argentina	14.97	12.95	(8,797)
Colombia	2,916.15	3,149.47	2,147
Chile	672.50	709.16	2,352
Peru	3.34	3.46	1,417
All other			(425)

			$38,647

13. Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Six Months Ended
	June 30,
	2016	2015
Cash paid for interest	$57,756	$53,667
Cash paid for income taxes, net of refunds received	$35,445	$44,701
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$11,362	$(4,701)
Theatre properties acquired under capital lease	$9,779	$13,726
Investment in NCM – receipt of common units (see Note 6)	$11,111	$15,421
Dividends accrued on unvested restricted stock unit awards	$(264)	$(200)

(1)	Additions to theatre properties and equipment included in accounts payable as of June 30, 2016 and December 31, 2015 were $22,516 and $11,154, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

14. Segments

The Company manages its international market and its U.S. market as separate reportable operating segments, with the international segment consisting of operations in Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenues. The Company uses Adjusted EBITDA, as shown in the reconciliation table below, as the primary measure of segment profit and loss to evaluate performance and allocate its resources. The Company does not report asset information by segment because that information is not used to evaluate the performance of or allocate resources between segments.

Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
U.S.	$560,534	$592,482	$1,104,449	$1,066,777
International	187,561	211,505	351,736	385,838
Eliminations	(3,691)	(4,055)	(6,912)	(7,285)

Total revenues	$744,404	$799,932	$1,449,273	$1,445,330

Adjusted EBITDA(1)
U.S.	$127,845	$144,649	$271,478	$259,020
International	40,550	49,849	81,564	89,863

Total Adjusted EBITDA	$168,395	$194,498	$353,042	$348,883

Capital expenditures
U.S.	$58,182	$43,947	$99,380	$118,214
International	25,597	26,018	32,144	37,498

Total capital expenditures	$83,779	$69,965	$131,524	$155,712

(1)	Distributions from NCM and other cash distributions from equity investees are reported entirely within the U.S. operating segment.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$54,368	$70,890	$113,414	$113,792
Add (deduct):
Income taxes	31,617	42,774	65,076	69,154
Interest expense (1)	27,262	28,304	55,321	56,511
Other income (2)	(7,590)	(8,400)	(17,970)	(6,952)
Loss on debt amendments and refinancing	98	925	13,284	925
Other cash distributions from equity investees (3)	184	1,045	8,270	8,309
Depreciation and amortization	52,358	46,569	101,687	91,901
Impairment of long-lived assets	1,425	3,528	1,917	4,322
Loss on sale of assets and other	5,824	5,802	4,045	4,352
Deferred lease expenses	(207)	(585)	(647)	(1,288)
Amortization of long-term prepaid rents	514	669	985	1,382
Share based awards compensation expense	2,542	2,977	7,660	6,475

Adjusted EBITDA	$168,395	$194,498	$353,042	$348,883

(1)	Includes amortization of debt issue costs.
(2)	Includes interest income, foreign currency exchange (gain) loss and equity in income of affiliates and excludes distributions from NCM.
(3)	Includes cash distributions received from equity investees that were recorded as a reduction of the respective investment balances. In an effort to more closely align our reported Adjusted EBITDA with our operating cash flow and for consistency with our peers, beginning with the three months ended March 31, 2016, Adjusted EBITDA now includes total cash distributions received from equity investees, including the cash distributions recorded as a reduction of the respective investment balance. Adjusted EBITDA for the three and six months ended June 30, 2015 has been adjusted to reflect comparable presentations.

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
U.S.	$560,534	$592,482	$1,104,449	$1,066,777
Brazil	74,996	84,320	146,505	162,613
Other international countries	112,565	127,185	205,231	223,225
Eliminations	(3,691)	(4,055)	(6,912)	(7,285)

Total	$744,404	$799,932	$1,449,273	$1,445,330

	June 30, 2016	December 31, 2015
Theatre Properties and Equipment-net
U.S.	$1,220,154	$1,175,535
Brazil	198,241	163,505
Other international countries	172,385	166,029

Total	$1,590,780	$1,505,069

15. Related Party Transactions

The Company manages theatres for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is the Company’s Chairman of the Board of Directors and directly and indirectly owns approximately

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

9% of the Company’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $280 and $313 of management fee revenues during the six months ended June 30, 2016 and 2015, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC to use, on occasion, a private aircraft owned by Copper Beech Capital, LLC. Copper Beech Capital, LLC is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech Capital, LLC for the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip. For the six months ended June 30, 2016 and 2015, the aggregate amounts paid to Copper Beech Capital, LLC for the use of the aircraft was $79 and $193, respectively.

The Company leases 15 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of the Company’s directors and is an officer of the general partner of Syufy. Of these 16 leases, 15 have fixed minimum annual rent. The one lease without minimum annual rent has rent based upon a specified percentage of gross sales as defined in the lease. For the six months ended June 30, 2016 and 2015, the Company paid total rent of approximately $12,394 and $11,036, respectively, to Syufy. Additionally, the Company had a receivable from Syufy of approximately $2,886 as of June 30, 2016, which was related to costs associated with the construction of a new theatre for which Syufy will be the landlord.

16. Commitments and Contingencies

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

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. As of June 30, 2016, we managed our business under two reportable operating segments — U.S. markets and international markets. See Note 14 to our condensed consolidated financial statements.

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

Films leading the box office during the six months ended June 30, 2016 included the carryover of Star Wars: The Force Awakens and The Revenant; and new releases such as Deadpool, Batman V Superman: Dawn Of Justice, Zootopia, Kung Fu Panda 3, The Jungle Book, Captain America: Civil War, Finding Dory and other films. Films scheduled for release during the remainder of 2016 include Star Trek Beyond, Jason Bourne, The Secret Life Of Pets, Suicide Squad, Moana, Passengers, Sing, and spin-off films Rogue One: A Star Wars Story and Fantastic Beasts And Where To Find Them, among other films.

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

Utilities and other costs include both fixed and variable costs and primarily includes utilities, expenses for projection and sound equipment maintenance and monitoring, property taxes, janitorial costs, repairs and maintenance and security services.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data and the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating data (in millions):	2016	2015	2016	2015
Revenues
Admissions	$456.1	$502.9	$891.9	$903.6
Concession	253.6	259.6	491.4	474.0
Other	34.7	37.4	66.0	67.7

Total revenues	$744.4	$799.9	$1,449.3	$1,445.3
Cost of operations
Film rentals and advertising (1)	250.4	278.1	483.3	485.8
Concession supplies	39.2	40.9	75.1	73.4
Salaries and wages	84.3	76.5	159.4	145.7
Facility lease expense	80.3	82.4	159.1	162.0
Utilities and other (1)	89.1	92.3	170.5	175.7
General and administrative expenses	36.0	39.3	73.9	77.2
Depreciation and amortization	52.4	46.6	101.7	91.9
Impairment of long-lived assets	1.4	3.5	1.9	4.3
Loss on sale of assets and other	5.8	5.8	4.0	4.4

Total cost of operations	638.9	665.4	1,228.9	1,220.4

Operating income	$105.5	$134.5	$220.4	$224.9

Operating data as a percentage of total revenues:
Revenues
Admissions	61.3%	62.9%	61.5%	62.5%
Concession	34.1%	32.4%	33.9%	32.8%
Other	4.6%	4.7%	4.6%	4.7%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of operations (2)
Film rentals and advertising (1)	54.9%	55.3%	54.2%	53.8%
Concession supplies	15.5%	15.8%	15.3%	15.5%
Salaries and wages	11.3%	9.6%	11.0%	10.1%
Facility lease expense	10.8%	10.3%	11.0%	11.2%
Utilities and other (1)	12.0%	11.5%	11.8%	12.2%
General and administrative expenses	4.8%	4.9%	5.1%	5.3%
Depreciation and amortization	7.0%	5.8%	7.0%	6.4%
Impairment of long-lived assets	0.2%	0.4%	0.1%	0.3%
Loss on sale of assets and other	0.8%	0.7%	0.3%	0.3%
Total cost of operations	85.8%	83.2%	84.8%	84.4%
Operating income	14.2%	16.8%	15.2%	15.6%

Average screen count (month end average)	5,864	5,707	5,834	5,693

Revenues per average screen (dollars)	$126,945	$140,167	$248,418	$253,878

(1)	We have reclassified approximately $7.2 million and $15.2 million of expenses from film rentals and advertising to utilities and other for the three and six months ended June 30, 2015, respectively, to be consistent with the presentation for the three and six months ended June 30, 2016.
(2)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended June 30, 2016 versus June 30, 2015

Revenues. Total revenues decreased $55.5 million to $744.4 million for the three months ended June 30, 2016 (“second quarter of 2016”) from $799.9 million for the three months ended June 30, 2015 (“second quarter of 2015”), representing a 6.9% decrease. The table below, presented by reportable operating segment, summarizes our revenue performance and certain key performance indicators that impact our revenues for the three months ended June 30, 2016 and 2015.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency(3)
	2016	2015	% Change	2016	2015	% Change	2016	% Change	2016	2015	% Change
Admissions revenues(1)	$345.3	$375.6	(8.1%)	$110.8	$127.3	(13.0%)	$134.9	6.0%	$456.1	$502.9	(9.3%)
Concession revenues(1)	$193.8	$195.0	(0.6%)	$59.8	$64.6	(7.4%)	$72.2	11.8%	$253.6	$259.6	(2.3%)
Other revenues(1)(2)	$17.7	$17.8	(0.6%)	$17.0	$19.6	(13.3%)	$20.6	5.1%	$34.7	$37.4	(7.2%)
Total revenues (1)(2)	$556.8	$588.4	(5.4%)	$187.6	$211.5	(11.3%)	$227.7	7.7%	$744.4	$799.9	(6.9%)
Attendance(1)	45.5	49.0	(7.1%)	27.5	27.7	(0.7%)			73.0	76.7	(4.8%)

(1)	Amounts in millions.
(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 14 of our condensed consolidated financial statements.
(3)	Constant currency revenue amounts, which are non-GAAP measurements, were calculated using the average exchange rate for the corresponding month for 2015. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance without the impact of foreign currency fluctuations.

•	U.S. Admissions revenues decreased $30.3 million due to a 7.1% decrease in attendance and a 1.0% decrease in average ticket price from $7.67 for the second quarter of 2015 to $7.59 for the second quarter of 2016. The decrease in concession revenues of $1.2 million was attributable to the 7.1% decrease in attendance, partially offset by a 7.0% increase in concession revenues per patron from $3.98 for the second quarter of 2015 to $4.26 for the second quarter of 2016. The decrease in attendance was due to the all-time record setting performance of films released during the second quarter of 2015 compared to the second quarter of 2016. The decrease in average ticket price was primarily due to a content driven decrease in sales for premium concepts, such as 3-D and XD, and a higher concentration of matinee and child tickets from PG-rated family films, partially offset by price increases. The increase in concession revenues per patron was primarily due to incremental sales and price increases.

•	International. Admissions revenues decreased $16.5 million as reported, but increased $7.6 million in constant currency. The constant currency increase is a result of a 6.7% increase in constant currency average ticket price from $4.60 for the second quarter of 2015 to $4.91 for the second quarter of 2016, partially offset by a 0.7% decrease in attendance. Concession revenues decreased $4.8 million as reported, but increased $7.6 million in constant currency. The constant currency increase is a result of a 12.9% increase in constant currency concession revenues per patron from $2.33 for the second quarter of 2015 to $2.63 for the second quarter of 2016, partially offset by the 0.7% decrease in attendance. The decrease in attendance was due to the all-time record setting performance of films released during the second quarter of 2015 compared to the second quarter of 2016, partially offset by new theatres. Average ticket price and concession revenues per patron increased primarily due to price increases, which was primarily due to local inflation.

Cost of Operations. The table below summarizes our theatre operating costs (in millions) by reportable operating segment for the three months ended June 30, 2016 and 2015.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2016	2015	2016	2015	Constant Currency 2016 (2)	2016	2015
Film rentals and advertising (1)	$197.0	$216.0	$53.4	$62.1	$65.2	$250.4	$278.1
Concession supplies	26.8	26.4	12.4	14.5	15.0	39.2	40.9
Salaries and wages	61.2	56.8	23.1	19.7	28.6	84.3	76.5
Facility lease expense	59.3	59.6	21.0	22.8	24.9	80.3	82.4
Utilities and other (1)	62.3	63.6	26.8	28.7	33.1	89.1	92.3

(1)	We made certain reclassifications from film rentals and advertising to utilities and other for the three months ended June 30, 2015 related to the maintenance and monitoring of projection and sound equipment, which results in a more clear presentation of film rental and advertising costs. Such expenses, which totaled $5.5 million and $1.7 million for the U.S. operating segment and the international operating segment, respectively, are now presented as utilities and other for all periods presented.
(2)	Constant currency expense amounts, which are non-GAAP measurements, were calculated using the average exchange rate for the corresponding month for 2015. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance without the impact of foreign currency fluctuations.

•	U.S. Film rentals and advertising costs were $197.0 million, or 57.1% of admissions revenues, for the second quarter of 2016 compared to $216.0 million, or 57.5% of admissions revenues, for the second quarter of 2015. The decrease in the film rentals and advertising rate was primarily due to the higher concentration of blockbuster films and higher box office performance during the second quarter of 2015. Concession supplies expense was $26.8 million, or 13.8% of concession revenues, for the second quarter of 2016 compared to $26.4 million, or 13.5% of concession revenues, for the second quarter of 2015. The increase in the concession supplies rate was primarily due to the impact of expanded concession offerings.

Salaries and wages increased to $61.2 million for the second quarter of 2016 from $56.8 million for the second quarter of 2015 primarily due to new theatres and increases in minimum wages. Facility lease expense decreased to $59.3 million for the second quarter of 2016 from $59.6 million for the second quarter of 2015 due to decreased common area maintenance expenses, partially offset by the impact of new theatres. Utilities and other costs decreased to $62.3 million for the second quarter of 2016 from $63.6 million for the second quarter of 2015 due to decreases in repairs and maintenance expenses and projection and sound equipment maintenance and monitoring expenses.

•	International. Film rentals and advertising costs were $53.4 million ($65.2 million in constant currency), or 48.2% of admissions revenues, for the second quarter of 2016 compared to $62.1 million, or 48.8% of admissions revenues, for the second quarter of 2015. The decrease in the film rentals and advertising rate was primarily due to the higher concentration of blockbuster films during the second quarter of 2015. Concession supplies expense was $12.4 million ($15.0 million in constant currency), or 20.7% of concession revenues, for the second quarter of 2016 compared to $14.5 million, or 22.4% of concession revenues, for the second quarter of 2015. The decrease in concession supplies rate was primarily due to price increases.

Salaries and wages were $23.1 million as reported, or $28.6 million in constant currency, for the second quarter of 2016 compared to $19.7 million for the second quarter of 2015. The constant currency increase was due to increased wage rates, a payroll tax reserve recorded for an ongoing labor audit and new theatres. Facility lease expense was $21.0 million as reported, or $24.9 million in constant currency, for the second quarter of 2016 compared to $22.8 million for the second quarter of 2015. The constant currency increase was due to new theatres. Utilities and other costs were $26.8 million as reported, or $33.1 million in constant currency, for the second quarter of 2016 compared to $28.7 million for the second quarter of 2015. The constant currency increase was primarily due to increased utilities costs.

General and Administrative Expenses. General and administrative expenses decreased to $36.0 million for the second quarter of 2016 from $39.3 million for the second quarter of 2015. The decrease was primarily due to the impact of changes in foreign currency exchange rates in certain countries in which we operate, partially offset by increased salaries and incentive compensation expense.

Depreciation and Amortization. Depreciation and amortization expense was $52.4 million during the second quarter of 2016 compared to $46.6 million during the second quarter of 2015. The increase was primarily due to new theatres and theatre remodels.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $1.4 million during the second quarter of 2016 compared to $3.5 million during the second quarter of 2015. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. Impairment charges for the second quarter of 2016 impacted five of our twenty-seven reporting units. See Note 10 to our condensed consolidated financial statements.

Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $5.8 million during the second quarter of 2016 compared to $5.8 million during the second quarter of 2015. The losses recorded during the second quarter of 2016 and 2015 were primarily due to the retirement of assets due to theatre remodels and closures.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $27.3 million during the second quarter of 2016 comparted to $28.3 million during the second quarter of 2015. The decrease was due to the redemption of our previously outstanding $200.0 million 7.375% senior subordinated notes (the “7.375% Senior Subordinated Notes”) funded by a $225.0 million add-on to our 4.875% senior notes (the “4.875% Senior Notes), which occurred on March 21, 2016. See Note 4 to our condensed consolidated financial statements.

Distributions from NCM. We recorded a distribution from NCM of $0.2 million during the second quarter of 2016, which was in excess of the carrying value of our Tranche 1 investment. See Note 6 to our condensed consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $5.1 million during the second quarter of 2016 compared to $4.1 million during the second quarter of 2015. See Notes 6 and 7 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes. Income tax expense of $31.6 million was recorded for the second quarter of 2016 compared to $42.8 million recorded for the second quarter of 2015. The effective tax rate was approximately 36.8% for the second quarter of 2016 compared to 37.6% for the second quarter of 2015. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Six months ended June 30, 2016 versus June 30, 2015

Revenues. Total revenues increased $4.0 million to $1,449.3 million for the six months ended June 30, 2016 (“the 2016 period”) from $1,445.3 million for the six months ended June 30, 2015 (“the 2015 period”), representing a 0.3% increase. The table below, presented by reportable operating segment, summarizes our revenue performance and certain key performance indicators that impact our revenues for the six months ended June 30, 2016 and 2015.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency(3)
	2016	2015	% Change	2016	2015	% Change	2016	% Change	2016	2015	% Change
Admissions revenues(1)	$682.8	$671.4	1.7%	$209.1	$232.2	(9.9%)	$266.9	14.9%	$891.9	$903.6	(1.3%)
Concession revenues(1)	$377.8	$354.6	6.5%	$113.6	$119.4	(4.9%)	$143.3	20.0%	$491.4	$474.0	3.7%
Other revenues(1)(2)	$36.9	$33.5	10.1%	$29.1	$34.2	(14.9%)	$36.8	7.6%	$66.0	$67.7	(2.5%)
Total revenues (1)(2)	$1,097.5	$1,059.5	3.6%	$351.8	$385.8	(8.8%)	$447.0	15.9%	$1,449.3	$1,445.3	0.3%
Attendance(1)	90.0	90.5	(0.6%)	55.5	51.7	7.4%			145.5	142.2	2.3%

(1)	Amounts in millions.
(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 14 of our condensed consolidated financial statements.
(3)	Constant currency revenue amounts, which are non-GAAP measurements, were calculated using the average exchange rate for the corresponding month for 2015. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance without the impact of foreign currency fluctuations.

•	U.S. The increase in admissions revenues of $11.4 million was attributable to a 2.3% increase in average ticket price from $7.42 for the 2015 period to $7.59 for the 2016 period, partially offset by a 0.6% decrease in attendance. The increase in concession revenues of $23.2 million was attributable to a 7.1% increase in concession revenues per patron from $3.92 for the 2015 period to $4.20 for the 2016 period, partially offset by the 0.6% decrease in attendance. The increase in average ticket price was primarily due to price increases. The increase in concession revenues per patron was primarily due to incremental sales and price increases. Other revenues increased primarily due to increases in screen advertising revenues.

•	International. Admissions revenues decreased $23.1 million as reported, but increased $34.7 million in constant currency. The constant currency increase is a result of a 7.4% increase in attendance and a 7.1% increase in constant currency average ticket price from $4.49 for the 2015 period to $4.81 for the 2016 period. Concession revenues decreased $5.8 million as reported, but increased $23.9 million in constant currency. The constant currency increase is a result of the 7.4% increase in attendance and an 11.7% increase in constant currency concession revenues per patron from $2.31 for the 2015 period to $2.58 for the 2016 period. The increase in attendance was due to new theatres and the success of the films released during the 2016 period. Average ticket price and concession revenues per patron increased primarily due to price increases, which was primarily due to local inflation.

Cost of Operations. The table below summarizes our theatre operating costs (in millions) by reportable operating segment for the six months ended June 30, 2016 and 2015.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2016	2015	2016	2015	Constant Currency 2016 (2)	2016	2015
Film rentals and advertising (1)	$384.6	$376.0	$98.7	$109.8	$125.9	$483.3	$485.8
Concession supplies	51.7	47.4	23.4	26.0	29.6	75.1	73.4
Salaries and wages	119.9	108.3	39.5	37.4	50.9	159.4	145.7
Facility lease expense	119.2	119.3	39.9	42.7	49.5	159.1	162.0
Utilities and other (1)	121.1	122.9	49.4	52.8	63.5	170.5	175.7

(1)	We made certain reclassifications from film rentals and advertising to utilities and other for the six months ended June 30, 2015 related to the maintenance and monitoring of projection and sound equipment, which results in a more clear presentation of film rental and advertising costs. Such expenses, which totaled $11.4 million and $3.8 million for the U.S. operating segment and the international operating segment, respectively, are now presented as utilities and other for all periods presented.
(2)	Constant currency expense amounts, which are non-GAAP measurements, were calculated using the average exchange rate for the corresponding month for 2015. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance without the impact of foreign currency fluctuations.

U.S.	Film rentals and advertising costs were $384.6 million, or 56.3% of admissions revenues for the 2016 period compared to $376.0 million, or 56.0% of admissions revenues for the 2015 period. The increase in the film rentals and advertising rate was primarily due to the higher concentration of blockbuster films during the early part of the 2016 period. Concession supplies expense was $51.7 million, or 13.7% of concession revenues, for the 2016 period compared to $47.4 million, or 13.4% of concession revenues, for the 2015 period. The increase in the concession supplies rate was primarily due to the impact of our expanded concession offerings.

Salaries and wages increased to $119.9 million for the 2016 period from $108.3 million for the 2015 period primarily due to new theatres and increases in minimum wages. Facility lease expense decreased to $119.2 million for the 2016 period from $119.3 million for the 2015 period due to decreased common area maintenance expenses, partially offset by the impact of new theatres. Utilities and other costs decreased to $121.1 million for the 2016 period from $122.9 million for the 2015 period due to a decrease in projection and sound equipment maintenance and monitoring expenses.

•	International. Film rentals and advertising costs were $98.7 million ($125.9 million in constant currency), or 47.2% of admissions revenues, for the 2016 period compared to $109.8 million, or 47.3% of admissions revenues, for the 2015 period. Concession supplies expense was $23.4 million ($29.6 million in constant currency), or 20.6% of concession revenues, for the 2016 period compared to $26.0 million, or 21.8% of concession revenues, for the 2015 period. The decrease in concession supplies rate was primarily due to price increases.

Salaries and wages were $39.5 million as reported, or $50.9 million in constant currency, for the 2016 period compared to $37.4 million for the 2015 period. The constant currency increase was due to incremental staffing to support the 7.4% increased attendance, increased wage rates, a payroll tax reserve recorded for an ongoing labor audit and new theatres. Facility lease expense was $39.9 million as reported, or $49.5 million in constant currency, for the 2016 period compared to $42.7 million for the 2015 period. The constant currency increase was due to increased percentage rent as a result of increased revenues and new theatres. Utilities and other costs were $49.4 million as reported, or $63.5 million in constant currency, for the 2016 period compared to $52.8 million for the 2015 period. The constant currency increase was primarily due to increased utilities costs, increased repairs and maintenance expenses and increased janitorial services.

General and Administrative Expenses. General and administrative expenses decreased to $73.9 million for the 2016 period from $77.2 million for the 2015 period. The decrease was primarily due to the impact of changes in foreign currency exchange rates in certain countries in which we operate, partially offset by increased salaries and incentive compensation expense.

Depreciation and Amortization. Depreciation and amortization expense was $101.7 million for the 2016 period compared to $91.9 million for the 2015 period. The increase was primarily due to new theatres and theatre remodels.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $1.9 million for the 2016 period compared to $4.3 million for the 2015 period. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. Impairment charges for the 2016 period impacted five of our twenty-seven reporting units. See Note 10 to our condensed consolidated financial statements.

Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $4.0 million during the 2016 period compared to $4.4 million during the 2015 period. The loss recorded during the 2016 period was primarily due to the retirement of assets due to theatre remodels and closures, partially offset by a gain on the sale of our investment in RealD stock (see Note 7). The loss recorded during the 2015 period included lease termination costs, contract termination costs and the retirement of assets due to theatre remodels and closures, partially offset by a gain related to lease amendments that resulted in a reduction of certain capital lease liabilities.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $55.3 million for the 2016 period compared to $56.5 million for the 2015 period. The decrease was due to the redemption of our previously outstanding $200.0 million 7.375% senior subordinated notes (the “7.375% Senior Subordinated Notes”) funded by a $225.0 million add-on to our 4.875% senior notes (the “4.875% Senior Notes), which occurred on March 21, 2016. See Note 4 to our condensed consolidated financial statements.

Loss On Debt Amendments and Refinancing. We recorded a loss of $13.3 million during the 2016 period primarily related to the early redemption of our $200.0 million 7.375% Senior Subordinated Notes (see Note 4). We recorded a loss of $0.9 million during the 2015 period related to the amendment of our senior secured credit facility to extend the maturity of the $700.0 million term loan from December 2019 to May 2022.

Foreign Currency Exchange Gain (Loss). We recorded a foreign currency exchange gain of approximately $2.4 million during the 2016 period compared to a foreign currency exchange loss of $6.8 million during the 2015 period. These amounts primarily represent the impact of changes in foreign currency exchange rates on intercompany transactions between our domestic subsidiaries and our international subsidiaries.

Distributions from NCM. We recorded distributions from NCM of $8.7 million during the 2016 period and $8.5 million during the 2015 period, which were in excess of the carrying value of our Tranche 1 investment. See Note 6 to our condensed consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $12.2 million during the 2016 period compared to $9.3 million during the 2015 period. See notes 6 and 7 for information about the equity investments to our condensed consolidated financial statements.

Income Taxes. Income tax expense of $65.1 million was recorded for the 2016 period compared to $69.2 million recorded for the 2015 period. The effective tax rate was 36.5% for the 2016 period compared to 37.8% for the 2015 period. tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, nearly all of our theatres provide the patron a choice of using a credit card, debit card or advanced-sale type certificates such as a gift card, in place of cash. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities was $200.9 million for the six months ended June 30, 2016 compared to $180.8 million for the six months ended June 30, 2015.

Investing Activities

Our investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $133.6 million for the six months ended June 30, 2016 compared to $155.2 million for the six months ended June 30, 2015.

Capital expenditures for the six months ended June 30, 2016 and 2015 were as follows (in millions):

Period	New Theatres	Existing Theatres		Total
Six Months Ended June 30, 2016	$39.4	$92.1		$131.5
Six Months Ended June 30, 2015	$56.0	$99.7	(a)	$155.7

(a)	Includes approximately $26.3 million for the purchase of our corporate headquarters building in Plano, TX.

Capital expenditures for existing properties in the table above includes the costs of remodeling certain of our existing theatres to include Luxury Loungers and expanded concession offerings. During the six months ended June 30, 2016 and 2015, we had an average of 65 and 28 of our domestic screens, respectively, temporarily closed for such remodels.

Our U.S. theatre circuit consisted of 4,576 screens at June 30, 2016. During the six months ended June 30, 2016, we built three new theatres with 33 screens, acquired four theatres with 52 screens and closed three theatres and 27 screens. At June 30, 2016, we had signed commitments to open two new theatres with 28 screens in domestic markets during the remainder of 2016 and open eight new theatres with 80 screens subsequent to 2016. We estimate the remaining capital expenditures for the development of these 108 domestic screens will be approximately $66.0 million.

Our international theatre circuit consisted of 1,312 screens at June 30, 2016. During the six months ended June 30, 2016, we built six new theatres with 43 screens and closed one theatre with nine screens. At June 30, 2016, we had signed commitments to open seven new theatres and 41 screens in international markets during the remainder of 2016 and open four new theatres and 29 screens subsequent to 2016. We estimate the remaining capital expenditures for the development of these 70 international screens will be approximately $39.0 million.

Actual expenditures for continued theatre development, remodels and acquisitions are subject to change based upon the availability of attractive opportunities. We plan to fund capital expenditures for our continued development with cash flow from operations, borrowings under our senior secured credit facility, and proceeds from debt issuances, sale leaseback transactions and/or sales of excess real estate.

Financing Activities

Cash used for financing activities was $74.8 million for the six months ended June 30, 2016 compared to $79.1 million for the six months ended June 30, 2015. Financing activities for the six months ended June 30, 2016 included the redemption of Cinemark USA, Inc.’s $200.0 million 7.375% Senior Subordinated Notes with proceeds from the issuance of a $225.0 million add-on to Cinemark USA, Inc.’s existing 4.875% Senior Notes. See Note 4 to our condensed consolidated financial statements.

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

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of June 30, 2016 (in millions):

Cinemark USA, Inc. term loan	$663.8
Cinemark USA, Inc. 5.125% senior notes due 2022	400.0
Cinemark USA, Inc. 4.875% senior notes due 2023	755.0
Other	5.6

Total long-term debt	$1,824.4
Less current portion	2.8

Subtotal long-term debt, less current portion	$1,821.6
Less: Debt discounts and debt issuance costs	35.0

Long-term debt, less current portion, net of debt issuance costs	$1,786.6

As of June 30, 2016, Cinemark USA, Inc. had $100.0 million in available borrowing capacity on our revolving credit line.

Contractual Obligations

Due to the redemption of the 7.375% Senior Subordinated Notes due 2021 and issuance of the additional $225.0 million 4.875% Senior Notes as well as a prepayment to our term loan (see Note 4 to the condensed consolidated financial statements), which impacted the maturity of and the amount of outstanding long-term debt and related interest rates, we have included below our long-term debt and estimated scheduled interest payments as of June 30, 2016.

	Payments Due by Period
	(in millions)
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	After 5 Years
Long-term debt (1)	$1,824.4	$2.8	$14.2	$12.8	$1,794.6
Scheduled interest payments on long-term debt (2)	511.0	78.8	157.0	156.0	119.2

(1)	Amounts are presented before adjusting for debt discounts and debt issuance costs.
(2)	Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates currently in effect. The average interest rates currently in effect on our fixed rate and variable rate debt are 5.0% and 3.2%, respectively.

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

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a $700.0 million term loan, with a maturity date of May 2022, and a $100.0 million revolving credit line, with a maturity date of December 2017.

On May 16, 2016, Cinemark USA, Inc. made a principal pre-payment of $13,451 using the proceeds received from the sale of shares of RealD (see Note 7 to the condensed consolidated financial statements). In accordance with the terms of the senior secured credit facility agreement (the “Credit Agreement”), the pre-payment was applied first to the next four principal installments, and second, to the remaining installments pro-rata based on the remaining outstanding principal amount of such installments. Therefore, quarterly payments in the amount of $1.4 million are due on the term loan beginning June 30, 2017 through March 31, 2022, with the remaining principal of $635.3 million due on May 8, 2022. The Company did not incur any fees as a result of the pre-payment.

On June 13, 2016, Cinemark USA, Inc. amended its senior secured credit facility, to reduce the rate at which the term loan bears interest by 0.25%. The Company incurred debt issue costs of approximately $0.8 million in connection with the amendment, which are reflected as a reduction of long term debt on the condensed consolidated balance sheet as of June 30, 2016. In addition, the Company incurred approximately $0.3 million in legal and other fees that are reflected as loss on debt amendments and refinancing on the condensed consolidated statements of income for the six months ended June 30, 2016.

Interest on the term loan accrues at Cinemark USA, Inc.’s option at: (A) the base rate equal to the greater of (1) the US “Prime Rate” as quoted in The Wall Street Journal or if no such rate is quoted therein, in a Federal Reserve Board statistical release, (2) the federal funds effective rate plus 0.50%, and (3) a one-month Eurodollar-based rate plus 1.0%, plus, in each case, a margin of 1.75% per annum, or (B) a Eurodollar-based rate for a period of 1, 2, 3, 6, 9 or 12 months plus a margin of 2.75% per annum. Interest on the revolving credit line accrues, at our option, at: (A) a base rate equal to the greater of (1) the US “Prime Rate” as quoted in The Wall Street Journal or if no such rate is quoted therein, in a Federal Reserve Board statistical release, (2) the federal funds effective rate plus 0.50%, and (3) a one-month Eurodollar-based rate plus 1.0%, plus, in each case, a margin that ranges from 1.00% to 1.75% per annum, or (B) a Eurodollar-based rate for a period of 1, 2, 3, 6, 9 or 12 months plus a margin that ranges from 2.00% to 2.75% per annum. The margin of the revolving credit line is determined by the consolidated net senior secured leverage ratio as defined in the credit agreement.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on Cinemark USA, Inc.’s ability, and in certain instances, its subsidiaries’ and our ability, to consolidate or merge or liquidate, wind up or dissolve; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends or repurchase stock; and make capital expenditures and investments. If Cinemark USA, Inc. has borrowings outstanding on the revolving credit line, it is required to satisfy a consolidated net senior secured leverage ratio covenant as determined in accordance with the Credit Agreement.

The dividend restriction contained in the Credit Agreement prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Credit Agreement; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Credit Agreement, and (c) certain other defined amounts. As of June 30, 2016, Cinemark USA, Inc. could have distributed up to approximately $2,024.8 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the Credit Agreement, subject to its available cash and other borrowing restrictions outlined in the agreement.

At June 30, 2016, there was $663.8 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $100.0 million in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the Credit Agreement at June 30, 2016 was approximately 3.2% per annum.

Cinemark USA, Inc. 5.125% Senior Notes

On December 18, 2012, Cinemark USA, Inc. issued $400.0 million aggregate principal amount of 5.125% senior notes due 2022, at par value (the “5.125% Senior Notes”). Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year, beginning June 15, 2013. The 5.125% Senior Notes mature on December 15, 2022.

The indenture to the 5.125% Senior Notes contains covenants including limitations on the amount of dividends that could be paid by Cinemark USA, Inc. As of June 30, 2016, Cinemark USA, Inc. could have distributed up to approximately $2,075.7 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of June 30, 2016 was approximately 8.3 to 1.

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

The indenture to the 4.875% Senior Notes contains covenants that include limitations on the amount of dividends that Cinemark USA, Inc. can pay. As of June 30, 2016, Cinemark USA, Inc. could have distributed up to approximately $2,071.6 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of June 30, 2016 was approximately 8.3 to 1.

On April 5, 2016, Cinemark USA, Inc. and its guarantor subsidiaries filed a registration statement with the Securities and Exchange Commission (the “Commission”), pursuant to which Cinemark USA, Inc. offered to exchange the additional 4.875% Senior Notes for substantially identical notes registered under the Securities Act of 1933, as amended, that do not contain terms restricting the transfer thereof or providing for registration rights. The registration statement was declared effective April 18, 2016, and the notes were exchanged on May 17, 2016.

Cinemark USA, Inc. 7.375% Senior Subordinated Notes

On June 3, 2011, Cinemark USA, Inc. issued $200.0 million aggregate principal amount of 7.375% Senior Subordinated Notes due 2021, at par value. Interest on the 7.375% Senior Subordinated Notes is payable on June 15 and December 15 of each year. The 7.375% Senior Subordinated Notes were scheduled to mature on June 15, 2021.

On March 21, 2016, Cinemark USA, Inc. redeemed the 7.375% Senior Subordinated Notes at a make-whole premium of approximately 104% plus accrued and unpaid interest, utilizing the proceeds from the issuance of the additional $225.0 million 4.875% Senior Notes discussed above. As a result of the redemption, the Company wrote-off approximately $2.4 million in unamortized debt issue costs, paid the make-whole premium of approximately $9.4 million and paid other fees of $1.2 million, all of which are reflected in loss on debt amendments and refinancing during the six months ended June 30, 2016.

Covenant Compliance

As of June 30, 2016, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

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

Interest Rate Risk

We are currently party to a variable rate debt facility. An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt. At June 30, 2016, we had an aggregate of approximately $663.8 million of variable rate debt outstanding. Based on the interest rates in effect on the variable rate debt outstanding at June 30, 2016, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $6.6 million.

The table below provides information about our fixed rate and variable rate long-term debt agreements as of June 30, 2016:

	Expected Maturity for the Twelve-Month Periods Ending June 30, (in millions)								Average Interest Rate
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed rate	$1.4	$1.4	$1.4	$1.4	$—	$1,155.0	$1,160.6	$1,172.3	5.0%
Variable rate	1.4	5.7	5.7	5.7	5.7	639.6	663.8	664.6	3.2%

Total debt	$2.8	$7.1	$7.1	$7.1	$5.7	$1,794.6	$1,824.4	$1,836.9

Foreign Currency Exchange Rate Risk

There have been no material changes in foreign currency exchange rate risk previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed February  24, 2016.

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2016, we carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Reclassification of Certain Expenses

As a result of certain financial statement reclassifications the Company made effective January 1, 2016 that are discussed in Note 1 to the condensed consolidated financial statements, the Company has presented below the impact of such reclassifications on the financial information for the nine months ended September 30, 2015 and the year ended December 31, 2015.

	As Reported		Reclassifications		As Adjusted
	Nine Months Ended September 30, 2015 (1)	Year Ended December 31, 2015	Nine Months Ended September 30, 2015 (1)	Year Ended December 31, 2015 (1)	Nine Months Ended September 30, 2015 (1)	Year Ended December 31, 2015 (1)
Film rentals and advertising	$737,377	$976,590	$(24,071)	$(30,950)	$713,306	$945,640
Utilities and other	$245,081	$324,851	$24,071	$30,950	$269,152	$355,801

(1)	Amounts unaudited.

Calculation of Adjusted EBITDA

The Company includes Adjusted EBITDA in its segment disclosure, which is included in Note 14 to the condensed consolidated financial statements. Adjusted EBITDA is a non-GAAP financial measure commonly used in the Company’s industry. The Company includes Adjusted EBITDA in its financial statement disclosures because the Company uses Adjusted EBITDA as the primary measure of segment profit and loss to evaluate performance and allocate its resources, and believes it provides management and investors with additional information to measure the Company’s performance and liquidity, estimate the Company’s value and evaluate its ability to service debt. In addition, the Company uses Adjusted EBITDA for incentive compensation purposes.

The Company receives cash distributions from certain of its equity investees that, under equity method accounting, are applied against the investment basis of such equity investees. The Company has determined that including these cash distributions in its calculation of Adjusted EBITDA provides investors with meaningful information regarding the Company’s performance and liquidity and does so in a manner comparable with industry peers. As noted in Note 14 to the condensed consolidated financial statements, the Company began including such cash distributions received from equity investees that were recorded as a reduction of the respective investment balances as part of its Adjusted EBITDA calculation. The change was made effective beginning with the three months ended March 31, 2016, with prior periods being recast to reflect the same presentation. The table below presents Adjusted EBITDA for the nine months ended September 30, 2015 and the year ended December 31, 2015 on this recast basis.

	Nine Months Ended September 30, 2015	Year Ended December 31, 2015
Adjusted EBITDA—as reported	$495,351	$663,755
Cash distributions received from equity investees, recorded as a reduction of the respective investment balances	12,679	19,027

Adjusted EBITDA – as adjusted	$508,030	$682,782

Item 6. Exhibits

*31.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Financial Statements from the quarterly report on Form 10-Q of Cinemark Holdings, Inc. for the quarter ended June 30, 2016, filed August 9, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK HOLDINGS, INC.
Registrant

DATE: August 9, 2016

/s/ Mark Zoradi
Mark Zoradi
Chief Executive Officer

/s/ Sean Gamble
Sean Gamble
Chief Financial Officer

EXHIBIT INDEX
*31.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Financial Statements from the quarterly report on Form 10-Q of Cinemark Holdings, Inc. for the quarter ended June 30, 2016, filed August 9, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.