Form 10-K
period 2016-12-31
Cinemark Holdings, Inc.
filed 2017-02-23
CIK 1385280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity owned by non-affiliates of the registrant on June 30, 2016, computed by reference to the closing price for the registrant’s common stock on the New York Stock Exchange on such date was approximately $3,848,514,882 (105,554,440 shares at a closing price per share of $36.46).

As of February 17, 2017, 120,834,036 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2017 annual meeting of stockholders, to be filed within 120 days of December 31, 2016, are incorporated by reference into Part III, Items 10-14, of this annual report on Form 10-K.

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

Certain Definitions

Unless the context otherwise requires, all references to “we,” “our,” “us,” the “issuer” or “Cinemark” relate to Cinemark Holdings, Inc. and its consolidated subsidiaries. All references to Latin America are to Brazil, Mexico (sold during November 2013), Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. Unless otherwise specified, all operating and other statistical data are as of and for the year ended December 31, 2016.

PART I

Item 1. Business

Our Company

Cinemark Holdings, Inc. and subsidiaries, or the Company, us or our, is a leader in the motion picture exhibition industry, with theatres in the United States, or U.S., Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay.

As of December 31, 2016, we managed our business under two reportable operating segments: U.S. markets and international markets. See Note 18 to the consolidated financial statements.

Cinemark Holdings, Inc. is a Delaware corporation incorporated on August 2, 2006. Our principal executive offices are at 3900 Dallas Parkway, Suite 500, Plano, Texas 75093. Our telephone number is (972) 665-1000. We maintain a corporate website at www.cinemark.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, are available on our website free of charge under the heading “Investor Relations — Financials — SEC Filings” as soon as practicable after such reports are filed or furnished electronically to the Securities and Exchange Commission, or the SEC. Additionally, all of our filings with the SEC can be accessed on the SEC’s website at www.sec.gov.

Description of Business

We are one of the leaders in the motion picture exhibition industry. As of December 31, 2016, we operated 526 theatres and 5,903 screens in the U.S. and Latin America and approximately 287 million guests attended our theatres worldwide during the year ended December 31, 2016. We are one of the most geographically diverse worldwide exhibitors, with theatres in sixteen countries as of December 31, 2016. As of December 31, 2016, our U.S. circuit had 339 theatres and 4,559 screens in 41 states and our international circuit had 187 theatres and 1,344 screens in 15 countries.

Revenues, operating income and net income attributable to Cinemark Holdings, Inc. for the year ended December 31, 2016, were $2,918.8 million, $422.9 million and $255.1 million, respectively. At December 31, 2016 we had cash and cash equivalents of $561.2 million and total long-term debt of $1,823.0 million. Approximately $663.8 million, or 36%, of our long-term debt accrues interest at variable rates and $5.7 million of our long-term debt matures in 2017.

We selectively build or acquire new theatres in markets where we can establish and maintain a strong market position. During the year ended December 31, 2016, we built 18 new theatres with 144 screens and acquired four theatres with 52 screens.

Our significant and diverse presence in the U.S. and Latin America has made us an important distribution channel for movie studios, particularly considering the expanding worldwide box office. We believe our portfolio of modern, high-quality theatres with multiple platforms provides a preferred destination for moviegoers and contributes to our solid and consistent cash flows from operating activities. We continue to develop and expand new platforms and market adaptive concepts for our theatre circuit, such as XD, Luxury Lounger recliner seats, Cinemark Reserve, enhanced food and beverage, motion seats, CinèArts and other premium concepts.

Our XD screens represent the largest private label premium large format footprint in the industry. Our XD auditoriums offer a premium experience utilizing the latest in digital projection and enhanced custom sound, including a Barco Auro 11.1 sound system or Dolby Atmos in select locations. The XD experience includes wall-to-wall screens, wrap-around sound, plush seating and a maximum comfort entertainment environment for an immersive experience. The exceptional XD technology does not require special format movie prints, which allows us the flexibility to play any available digital print we choose, including 3-D content, in our XD auditoriums. As of December 31, 2016, we had 225 XD auditoriums in our worldwide circuit with plans to install 10 to 15 more XD auditoriums during 2017.

We have incorporated Luxury Lounger recliner seats in the majority of our domestic new builds and have also repositioned many of our existing domestic theatres to offer this premium seating feature. We currently feature Luxury Loungers in 1,028 of our domestic auditoriums. We plan to continue to add additional Luxury Loungers in certain of our domestic locations during 2017.

We opened our first Cinemark Reserve concept in the U.S. during 2014, which features a VIP area with luxury recliner seating and other amenities along with a wide variety of food and beverage products. We offer this concept in seven domestic locations and in 23 of our international theatres, referred to locally as either Cinemark Premiere or Cinemark Prime. We plan to continue to incorporate this concept in four of our new domestic and international theatres and convert five of our existing locations during 2017.

We offer enhanced food and beverages such as fresh wraps, hot sandwiches, burgers, and gourmet pizzas, and a selection of beers, wines, and frozen cocktails, all of which can be enjoyed in the comfort of the auditoriums, at approximately 41% of our worldwide theatres.

We currently have auditoriums throughout our worldwide circuit that offer seats with immersive cinematic motion, which we refer to as motion seats. These motion seats are programmed in harmony with the audio and video content of the film and make the viewers feel as if they are part of the movie itself. We offer motion seats in 152 auditoriums throughout our worldwide circuit. We plan to add motion seats to 35 additional locations during 2017.

Our CinèArts locations provide moviegoers with the best selection of art and independent cinema in a captivating, unique environment and have set the industry standard for providing distinct, acclaimed and award-winning films. We currently have 14 domestic theatres that are dedicated to art and independent content and 58 of our other domestic theatres also offer art and independent films on a limited basis.

Motion Picture Exhibition Industry Overview

Technology Platform

The U.S. motion picture exhibition industry completed its conversion to digital projection technology during 2013. Currently, all of our domestic and first-run international theatres are fully digital. Digital projection technology allows filmmakers the ability to showcase imaginative works of art exactly as they were intended, with incredible realism and detail. A digitally produced or digitally converted movie can be distributed to theatres via satellite, physical media, or fiber optic networks. The digitized movie is stored on a computer/server which “serves” it to a digital projector for each screening of the movie. This format enables us to more efficiently move titles between auditoriums within a theatre to appropriately address demand for each title in real-time.

Digital projection also allows us to present 3-D content and alternative entertainment such as live and pre-recorded sports programs, concert events, the Metropolitan Opera, e-sports and gaming events and other special presentations. Three-dimensional technology offers a premium experience with crisp, bright, ultra-realistic images. According to Motion Picture Association of America, or MPAA, approximately 14% and 15% of domestic box office for 2014 and 2015, respectively, was generated by 3-D tickets.

All of our domestic locations can receive movie and movie-related content via satellite through the content delivery network of Digital Cinema Distribution Coalition, or DCDC, the motion picture exhibition industry joint venture established during 2013. Approximately 75% of our domestic locations can also receive live content via satellite. Delivery of content via satellite reduces film transportation costs for both distributors and exhibitors, as a portion of the costs to produce and ship hard drives has been eliminated.

During 2015, we began the expansion of satellite delivery technology into our Latin American markets, initially for live event presentations. Seventy-four of our international theatres have the capability to receive live event feeds via satellite, with some of these locations also able to receive film content via satellite. We expect that all of our international locations will have this capability by the end of 2017.

Domestic Markets

The U.S. motion picture exhibition industry set an all-time box office record during 2015 with $11.1 billion in revenues and preliminary 2016 box office estimates indicate a new record has been set at approximately $11.3 billion, a 2% increase. The following table represents the results of a survey by MPAA published during March 2016, outlining the historical trends in U.S. box office performance for the ten year period from 2006 to 2015 (industry data for 2016 has not yet been released):

Year	U.S. Box Office Revenues ($ in billions)	Attendance (in billions)	Average Ticket Price
2006	$9.2	1.40	$6.55
2007	$9.6	1.40	$6.88
2008	$9.6	1.34	$7.18
2009	$10.6	1.42	$7.50
2010	$10.6	1.34	$7.89
2011	$10.2	1.28	$7.93
2012	$10.8	1.36	$7.96
2013	$10.9	1.34	$8.13
2014	$10.4	1.27	$8.17
2015	$11.1	1.32	$8.43

Films leading the box office during the year ended December 31, 2016 included the carryover of the December 2015 release of Star Wars: The Force Awakens and the 2016 releases of Finding Dory, Captain America: Civil War, The Secret Life Of Pets, The Jungle Book, Deadpool, Zootopia, Batman V Superman: Dawn Of Justice, Suicide Squad, Fantastic Beasts and Where to Find Them, Moana, Rogue One: A Star Wars Story and Sing, among other films.

Films scheduled for release during 2017 include well-known franchise films such as Star Wars: The Last Jedi, Beauty and the Beast, Guardians of the Galaxy Vol. 2, Justice League, Spider Man: Homecoming, Despicable Me 3, Thor: Ragnarok, The Fate of the Furious, Wonder Woman, and The Lego Batman Movie, among other films.

International Markets

According to MPAA, international box office revenues were $27.2 billion for the year ended December 31, 2015, representing a 4% increase over 2014. According to MPAA, Latin American box office revenues were $3.4 billion for the year ended December 31, 2015, an increase of 13% over 2014. (Industry data for 2016 has not yet been released.)

Growth in Latin America continues to be fueled by a combination of growing populations, attractive demographics (i.e., a significant teenage population), continued retail development in select markets, and quality product from Hollywood, including 3-D and alternative content offerings. In many Latin American countries, including Brazil, Argentina, Colombia, Peru and Chile, successful local film product can also provide incremental box office growth opportunities.

We believe many international markets will continue to experience growth as new theatre technologies and platforms are introduced, as film and other product offerings continue to expand and as ancillary revenue opportunities grow. We also believe some of these markets are underscreened in comparison to the U.S. and European markets.

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

Increased Importance of International Markets for Box Office Success. International markets continue to be an increasingly important component of the overall box office revenues generated by Hollywood films, accounting for $27.2 billion, or approximately 71%, of 2015 total worldwide box office revenues according to MPAA. (As of the date of this report, 2016 industry data was not yet available.) With the continued growth of the international motion picture exhibition industry, we believe the relative contribution of markets outside North America will continue to increase. Many of the top U.S. films released during 2016 also performed exceptionally well in international markets. Such films included Star Wars: The Force Awakens, which grossed approximately $1.1 billion in international markets, or approximately 54% of its worldwide box office, Captain America: Civil War, which grossed approximately $745.1 million in international markets, or approximately 65% of its worldwide box office, and Zootopia, which grossed approximately $682.5 million in international markets, or approximately 67% of its worldwide box office.

Stable Box Office Levels. Over the past ten years, industry statistics have shown slight increases and decreases in attendance from one year to another, however domestic box office revenues have remained relatively stable during this period. The industry has not experienced highly volatile results, even during recessionary periods, demonstrating the stability of the industry, its continued ability to attract consumers and the fact that box office performance is dependent on film product rather than economic cycles.

Convenient and Affordable Form of Out-Of-Home Entertainment. Movie going continues to be one of the most convenient and affordable forms of out-of-home entertainment, with an estimated average ticket price in the U.S. of $8.43 in 2015. Average prices in 2015 for other forms of out-of-home entertainment in the U.S., including sporting events and theme parks, ranged from approximately $28.00 to $85.00 per ticket according to MPAA. (As of the date of this report, 2016 industry data was not available.)

Innovation Using Satellite Technology. Our industry began the development of a content delivery network in domestic markets during 2013 and international markets during 2014. Satellite delivery allows exhibitors to expand their product offerings, including the presentation of 3-D content and alternative entertainment. Alternative entertainment may include pre-recorded programs as well as live sports programs, concert events, the Metropolitan Opera, e-sports gaming events and other special presentations. New and enhanced programming alternatives expand the industry’s offerings to attract a broader customer base.

Introduction of New Platforms and Product Offerings. The motion picture exhibition industry continues to develop new movie theatre platforms and concepts to respond to varying and changing consumer preferences. In addition to changing the overall style of, and amenities offered in, some theatres concession product offerings have continued to expand to more than just traditional popcorn and candy items. Some locations now offer hot foods, alcohol offerings and/or healthier snack options for guests.

Competitive Strengths

We believe the following strengths allow us to compete effectively:

Experienced Management. Led by Chairman and founder Lee Roy Mitchell, Chief Executive Officer Mark Zoradi, Chief Financial Officer Sean Gamble, and President-International Valmir Fernandes, our operational management team has many years of industry experience. Each of our international offices is led by general managers that are local citizens familiar with cultural, political and economic factors impacting each country. Our worldwide management team has successfully navigated us through many industry and economic cycles.

Disciplined Operating Philosophy. We generated operating income and net income attributable to Cinemark Holdings, Inc. of $422.9 million and $255.1 million, respectively, for the year ended December 31, 2016. Our solid operating performance is a result of our disciplined operating philosophy that centers on building, and reinvesting in, high-quality theatres, while maintaining favorable theatre-level economics, controlling operating costs and effectively reacting to economic and market changes.

Leading Position in Our U.S. Markets. We have a leading market share in most of the U.S. markets we serve, which includes a presence in 41 states. For the year ended December 31, 2016, we ranked either first or second, based on box office revenues, in 24 out of our top 30 U.S. markets, including the San Francisco Bay Area, Dallas, Houston, Salt Lake City, Sacramento, Cleveland and Austin.

Located in Top Latin American Markets. We have successfully established a significant presence in major cities in the region, with theatres in thirteen of the fifteen largest metropolitan areas in South America. As of December 31, 2016, we operated 187 theatres and 1,344 screens in 15 countries. Our international screens generated revenues of $701.6 million, or 24% of our total revenues, for the year ended December 31, 2016. We are the largest exhibitor in Brazil and Argentina and have significant market presence in Colombia and Chile. Our geographic diversity makes us an important distribution channel for the movie studios.

State-of-the-Art Theatre Circuit. We offer a state-of-the-art movie-going experience, which we believe makes our theatres a preferred destination for moviegoers in our markets. During 2016, we built 144 new screens worldwide. We currently have commitments to open 152 additional new screens over the next three years. We have installed digital projection technology in all of our worldwide auditoriums. Currently, approximately 55% of our U.S. screens and 66% of our international screens are 3-D compatible. We currently have 15 digital IMAX screens. As of December 31, 2016, we had the industry-leading private label premium large format circuit with 225 XD auditoriums in our theatres. We have plans to install 10 to 15 additional XD auditoriums during 2017. We also continue to develop new market-adaptive theatre concepts in various markets. We believe we offer the brightest picture in the industry, with our Doremi servers and Barco digital projectors, and custom surround sound in our auditoriums. We have also established a centralized theatre support center that monitors and responds to projection performance and theatre network connectivity issues across our worldwide circuit on a real-time basis.

Disciplined and Targeted Growth Strategy. We continue to grow organically as well as through the acquisition of high-quality theatres in select markets. Our growth strategy has centered around exceeding our return on investment thresholds while also complementing our existing theatre circuit. We continue to generate significant cash flows from operating activities, which demonstrates the success of our growth strategy. We believe a combination of our strong balance sheet and our expected level of cash flows will continue to provide us with the financial flexibility to pursue further growth opportunities, while also allowing us to effectively service our debt obligations and continue to offer our stockholders a strong dividend yield.

Our Strategy

We believe our disciplined operating philosophy and experienced operational management team will enable us to continue to enhance our leading position in the motion picture exhibition industry. Key components of our strategy include:

Focus on Guest Experience. We differentiate our theatres by consistently focusing on the guest experience through a variety of initiatives. We have a market-adaptive approach with our theatre amenities, including Luxury Lounger recliner seats, enhanced food and beverage offerings, and our private-label premium large format, XD. We feature loyalty programs in our largest markets, including the U.S., Brazil, Argentina, Colombia and Central America, which allows us to continue to learn more about our guest preferences and further enrich their movie-going experience. Our innovative and advanced technology selections allow us to consistently deliver the highest quality presentation to fully immerse our guests in the on-screen action. We also train, motivate, and empower our staff to provide first-rate customer service, ensuring our guests are continually pleased with their Cinemark experience.

Growth in Attendance. Driving attendance is our primary objective. We believe our focus on the guest experience is a catalyst for attendance growth. In addition to the Hollywood content, we also concentrate on initiatives to drive attendance during non-peak times, such as variable pricing methodologies and alternative content, including both participatory and spectator e-sports, Metropolitan Opera, concerts, live and pre-recorded sports, gaming, and other special presentations. We continue to explore other alternatives, including virtual reality and entertainment complexes. We believe our focus on attendance is a primary factor in our consistent industry-leading results.

Sustained Investment in Core Circuit Combined with Targeted Growth. We continually invest in our existing circuit to provide the highest quality experience for our guests. We routinely service and update theatre furniture, fixtures and equipment as well as invest in a variety of theatre upgrades such as Luxury Lounger recliner seats, enhanced food and beverage offerings, our XD private-label premium large format, and other amenities. Our commitment to investing in our existing circuit is demonstrated by our level of maintenance capital expenditures for the years ended December 31, 2015 and 2016, at approximately $199 million and $237 million, respectively. We also continue to target organic growth throughout our global circuit and seek accretive acquisition opportunities, with the objectives of deeper market penetration in the territories in which we currently operate and as a means to enter new and developing markets. We built 144 new auditoriums and acquired 52 auditoriums during the year ended December 31, 2016.

Theatre Operations

As of December 31, 2016, we operated 526 theatres and 5,903 screens in 41 U.S. states and 15 Latin American countries. The following tables summarize the geographic locations of our theatre circuit as of December 31, 2016.

United States Theatres

State	Total Theatres	Total Screens
Texas	86	1,128
California	65	835
Ohio	29	365
Utah	16	199
Nevada	9	140
Colorado	9	136
Illinois	9	126
Pennsylvania	9	125
Florida	6	110
Kentucky	8	109
Arizona	7	104
Oregon	6	90
Louisiana	6	83
North Carolina	7	83
Virginia	5	70
Oklahoma	5	65
Iowa	4	62
Connecticut	4	58
Washington	4	55
New Mexico	4	54
Michigan	3	46
Massachusetts	3	46
Arkansas	3	44
Mississippi	3	41
Maryland	2	39
Indiana	3	34
South Carolina	3	34
New Jersey	2	28
Georgia	2	27
New York	2	27
South Dakota	2	26
Montana	2	25
Delaware	2	22
West Virginia	2	22
Kansas	1	20
Alaska	1	16
Missouri	1	15
Alabama	1	14
Tennessee	1	14
Wisconsin	1	14
Minnesota	1	8

Total	339	4,559

International Theatres

Country	Total Theatres	Total Screens
Brazil	78	587
Colombia	32	170
Argentina	21	184
Central America(1)	17	124
Chile	17	118
Peru	13	93
Ecuador	7	45
Bolivia	1	13
Paraguay	1	10

Total	187	1,344

(1)	Includes Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala and Curacao.

We first entered Latin America when we opened a theatre in Chile in 1993. Since then, through our focused international growth strategy, we have developed one of the most geographically diverse theatre circuits in the region. We have balanced our risk through a diversified international portfolio, which includes theatres in thirteen of the fifteen largest metropolitan areas in South America. We have established significant presence in Brazil and Argentina, where we are the largest exhibitor. We also have significant market presence in Colombia and Chile.

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

Content and Film Licensing

We offer a variety of content at our theatres. We monitor upcoming films and other content and work with film distributors to license the content that we believe will be most successful in our theatres. We play mainstream films from many different genres, such as animated films, family films, dramas, comedies, horror and action films. We offer content in both 2-D and 3-D formats in all of our theatres, and in many locations, we offer our private-label premium format, XD. We also offer a format that features motion seats and added sensory features in addition to the ultra-realistic images of 3-D technology in select locations.

We also regularly play art and independent films at many of our U.S. theatres and offer local film product in our international markets, providing a variety of film choices to our guests. We have also established a Classic Series at a majority of our U.S. theatres and some of our international theatres, which involves playing digitally re-mastered classic movies that change on a weekly basis. The program covers many genres of classic films that are generally exhibited during non-peak times.

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

In the domestic marketplace, our corporate film department negotiates with film distributors to license films for each of our domestic theatres. The film distributors are responsible for determining film release dates and film marketing campaigns and the related expenditures. We are responsible for booking the films at each of our theatres. In most instances, we are able to license each first-run, wide-release film without regard to the bookings of other exhibitors within that area. In certain limited situations, our theatres compete with other nearby theatres for film licenses from film distributors. We face competition for patrons from other exhibitors and other forms of entertainment, as discussed under Competition below, at all of our theatres in all areas.

In each of our international offices, our local film personnel negotiate with local offices of major film distributors as well as local film distributors to license films for our international theatres. Our theatre personnel focus on providing excellent customer service, and we provide a high-quality facility with the most up-to-date sound systems, comfortable seating and other amenities preferred by our guests, which we believe gives us a competitive advantage in markets where competing theatres play the same films.

In both our domestic and international locations, we pay film rental fees based on a film’s box office receipts at each of our theatres. Film rental rates are negotiated based on either a firm terms formula, as determined prior to a film’s run, under which we pay a negotiated rate; a sliding scale formula under which the rate is based on a standard rate matrix that is established prior to a film’s run; or a rate that is negotiated after a film’s run.

Food and Beverage

Concession sales are our second largest revenue source, representing approximately 33% of total revenues. Concession sales have a much higher margin than admissions sales. We have devoted considerable management effort to increasing concession sales by expanding our offerings and adapting to our customers’ changing preferences, as discussed below.

Concession Product Mix. Common concession products offered at all of our theatres include various sizes and types of popcorn, soft drinks, coffees, juice blends, candy and quickly-prepared or pre-prepared food, such as hot dogs, pizza, pretzel bites, nachos and ice cream. Other varieties and flavors of candy, snacks and drinks are offered at theatres based on consumer preferences in that particular market. We have introduced some healthier snack and beverage options for our guests, which are available at some locations, and also added alcohol offerings in a growing number of theatres.

Through our enhanced food, Cinemark Reserve and Cinemark Premier concepts, we have expanded concession product offerings to include a broader variety of food and drink options, such as fresh wraps, hot sandwiches, burgers, gourmet pizzas, and a selection of beers, wines, and frozen cocktails, all of which can be enjoyed in the comfort of the auditoriums. We also have lobby bars and VIP lounges in certain domestic and international theatres.

Our proprietary point-of-sale system allows us to monitor product sales and readily make adjustments to product mix on a theatre-by-theatre or market-by-market basis, when necessary. This program flexibility also allows us to efficiently activate and manage both national or regional product launches and promotional initiatives to further grow food and beverage sales.

Pricing. New products and promotions are introduced on a regular basis to increase concession purchase incidence and generate sales to existing buyers as well as to attract new buyers. We offer specially-priced product combinations at our theatres. We routinely offer discounts to our guests on certain products by offering weekly coupons as well as reusable popcorn tubs and soft drink cups that can be refilled at a discounted price. In certain international countries and in all of our domestic theatres, we offer a loyalty program to our frequent guests which often includes food and beverage benefits.

Staff Training. Employees are continually trained in proper sales techniques and maintaining concession product quality. Consumer promotions may include a motivational element that rewards theatre staff for exceptional sales of certain promotional items.

Theatre Design. Our theatres are designed to optimize efficiencies at the concession stands, which may include multiple service stations throughout a theatre to facilitate serving guests in an expedited manner. We strategically place large concession stands within theatres to heighten visibility, reduce the length of concession lines, and improve traffic flow around the concession stands. We incorporate self-serve candy cases and bottled drink coolers at our traditional crew-serve theatres to help drive purchase incidence as well as increase product availability for these two core categories. We also have self-service cafeteria-style concession areas in many of our domestic theatres, which allow customers to select their own refreshments and proceed to the cash register when they are ready. This design allows for efficient service, enhanced choices, impulse purchases and superior visibility of concession items. In some of our international locations, we allow guests to pre-order concession items, either online or at a kiosk, and pick them up in a dedicated line at the concession counter.

Cost Control. We negotiate prices for concession supplies directly with concession vendors and manufacturers to obtain volume discounts and negotiate rebates. Concession supplies are generally distributed through a distribution network. The concession distributor delivers inventory to the theatres after receiving orders directly from the theatres or through an online electronic ordering system. We conduct frequent inventory counts of concession products at every theatre to ensure proper stock levels are maintained to appropriately serve our customers.

Pre-Feature Screen Advertising

In our domestic markets, our theatres are part of the in-theatre digital network operated by National CineMedia, LLC, or NCM. NCM provides advertising to our theatres through its branded “First Look” pre-feature entertainment program and also handles lobby promotions and displays for our theatres. We believe that the reach, scope and digital delivery capability of NCM’s network provides an effective platform for national, regional and local advertisers to reach an engaged audience. We receive a monthly theatre access fee for participation in the NCM network and also earn screen advertising revenue on a per patron basis. As of December 31, 2016, we had an approximate 19% ownership interest in NCM. See Note 5 to the consolidated financial statements for further discussion of our investment in NCM.

In our international markets, our wholly-owned subsidiary Flix Media Publicidade E Entretenimento, Ltda., or Flix Media, handles our screen advertising functions in Brazil. Our Flix Media marketing personnel work with local agencies and advertisers to coordinate screen advertising in our Brazil theatres. We have expanded the Flix Media advertising services to other exhibitors in Brazil through revenue share agreements. In Argentina, we have in-house personnel that work with local advertisers to arrange screen advertising in our Argentina theatres. We recently acquired advertising businesses in Chile, Central America and Colombia, which we will integrate with our Flix Media division. In our other international markets, we outsource our screen advertising to local companies who have established relationships with local advertisers that provide similar benefits as NCM. The terms of our international screen advertising contracts vary by country. In some of these locations, we earn a percentage of the screen advertising revenues collected by our partners and in other locations we are paid a fixed annual fee for access to our screens. In addition to screen advertising in our theatres, we intend to expand Flix Media’s services to include, among other things, alternative content, online ticketing, and loyalty initiatives.

Technology Innovations

The motion picture exhibition industry has undertaken certain technology initiatives over the past few years, as discussed below.

Digital Cinema Distribution Coalition

Through the joint venture DCDC with Regal, AMC, Warner Bros. Entertainment, Inc. and Universal Pictures, we began delivering digital content to domestic theatres via satellite during October 2013. As of December 31, 2016, 100% of our domestic auditoriums were capable of receiving content via satellite. Delivery of content via satellite reduces film transportation costs for both distributors and exhibitors, as a portion of the costs to produce and ship hard drives has been eliminated. The satellite delivery system established by DCDC is available to all exhibitors and content providers and allows live and store-and-forward content to be delivered to our theatres.

Satellite Delivery - International

The industry is beginning to expand satellite delivery technology to certain Latin American markets. Currently, 74 of our international theatres have the ability to receive live events via satellite, with some of these also able to receive film content via satellite. We expect all of our international theatres to have the ability to receive content via satellite by the end of 2017.

Marketing

We generally market our theatres and special events, including grand openings and VIP events, using Internet digital advertising, directory film schedules, and radio and television advertising spots. We exhibit previews of coming attractions and current films as part of our on-screen pre-feature program. We offer guests access to movie times, the ability to buy and print their tickets in advance and purchase gift cards at our website www.cinemark.com and via our smart phone and tablet applications. Customers can subscribe to our weekly emails to receive information about current and upcoming films at their preferred Cinemark theatre(s), including details about upcoming Cinemark XD movies, advanced ticket sales, screenings, special events, concerts and live broadcasts; as well as contests, promotions, and coupons for concession savings. Email communications and push notifications are utilized to provide customers with the latest information or exclusive offers such as screenings, contests or promotions. We partner with film distributors on a regular basis to promote their films through local, regional and national programs that are exclusive to our theatres. These programs may involve customer contests that include exclusive giveaways, cross-promotions with the media and other third parties and other means to impact patronage for films showing at our theatres.

We interact with guests every day on social media platforms, such as, Facebook, Twitter and Instagram, to provide relevant information and quick access to advanced ticketing information, and upcoming movies and events. Guests can utilize social media to ask us questions regarding their local Cinemark theatre offerings, movie-related information or to provide suggestions.

We offer a domestic loyalty program to our guests, called Connections, which began in 2016. Connections allows our guests to earn points for different types of transactions and interactions as tracked through our Cinemark smart phone app. Points can then be redeemed for various concession discounts and items, as well as unique and limited edition experiential rewards that relate to films currently playing at our theatres. During 2016, approximately 1.1 million of our guests signed up for Connections. We also offer a feature in our app, called CineMode, which dims the phone’s screen and rewards guests for silencing their phones during the movie. Guests are rewarded for use of CineMode with loyalty points as well as other exclusive digital rewards that can be used at a future visit to one of our theatres.

We also have loyalty programs in most of our international markets that allow customers to pay a nominal fee for a membership card that provides them with certain admissions and concession discounts. Our Connections and other loyalty programs put us in direct contact with our guests and provides additional opportunities for us to further expand our relationships with the studios and our vendors through promotions.

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

Competition

We are one of the leaders in the motion picture exhibition industry. We compete against local, regional, national and international exhibitors with respect to attracting guests, licensing films and developing new theatre sites. Our primary U.S. competitors include Regal and AMC and our primary international competitors, which vary by country, include Cinépolis, Cine Colombia, CinePlanet, Kinoplex (GSR), and Araujo.

We are generally able to book films without regard to the film bookings of other exhibitors at many of our theatres. In certain limited situations, distributors allocate movies to only one theatre in a market generally based on demographics, the conditions, capacity and grossing potential of each theatre, and the terms of exhibition. In all theatres, our success in attracting guests depends on customer service quality, location, theatre capacity, quality of projection and sound equipment, film showtime availability and ticket prices.

We compete for new theatre sites with other movie theatre exhibitors as well as other entertainment venues. Securing a potential site depends upon factors such as committed investment and resources, theatre design and capacity, revenue potential, and financial stability.

We also face competition from a number of other motion picture exhibition delivery systems, such as digital downloads, video on-demand, pay-per-view television, DVDs, network and syndicated television. We also face competition from other forms of entertainment competing for the public’s leisure time and disposable income, such as concerts, theme parks and sporting events.

Seasonality

Our revenues have historically been seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, the most successful motion pictures have been released during the summer, extending from May to July, and during the holiday season, extending from early November through year-end. The unexpected emergence of a hit film during other periods can alter this seasonality trend. The timing and quality of such film releases can have a significant impact on our results of operations, and the results of one period are not necessarily indicative of results for the following period or for the same period in the following year.

Corporate Operations

Our worldwide headquarters is located in Plano, Texas. Personnel at our corporate headquarters provide oversight and support for our domestic and international theatres, including our executive team and department heads in charge of film licensing, food and beverage, theatre operations, theatre construction and maintenance, real estate, human resources, marketing, legal, finance, accounting, tax, audit and information technology. Our U.S. operations are divided into nineteen regions, each of which is headed by a region leader. We have nine regional offices in Latin America responsible for the local management of theatres in fifteen countries (Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala and Curacao are managed out of one Central American regional office). Each regional office is headed by a general manager with additional personnel responsible for film licensing, marketing, human resources, information technology, operations and finance. We have chief financial officers in Brazil and Argentina, which are our two largest international markets and a regional chief financial officer located in Chile that oversees Chile, Bolivia and Paraguay.

Employees

We have approximately 19,200 employees in the U.S., approximately 20% of whom are full time employees and 80% of whom are part time employees. We have approximately 9,300 employees in our international markets, approximately 34% of whom are full time employees and approximately 66% of whom are part time employees. Due to the seasonal nature of our business as discussed above, our headcount can vary throughout the year, depending on the timing and success of movie releases. Some of our international locations are subject to union regulations. We regard our relations with our employees to be satisfactory.

Regulations

The distribution of motion pictures is largely regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. The manner in which we can license films from certain major film distributors has been influenced by consent decrees resulting from these cases. Consent decrees bind certain major film distributors and require the films of such distributors to be offered and licensed to exhibitors, including Cinemark, on a theatre-by-theatre and film-by-film basis. Consequently, exhibitors cannot enter into long-term arrangements with major distributors, but must negotiate for licenses on a theatre-by-theatre and film-by-film basis.

We are subject to various general regulations applicable to our operations including the Americans with Disabilities Act of 1990, or the ADA, and regulations recently issued by the U.S. Food and Drug Administration that require nutrition labels for certain menu items. Our domestic and international theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship, health and sanitation requirements and various business licensing and permitting.

Financial Information About Geographic Areas

We currently have operations in the U.S., Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao, and Paraguay, which are reflected in the consolidated financial statements. See Note 18 to the consolidated financial statements for segment information and financial information by geographic area.

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

We rely on the film distributors to supply the films shown in our theatres. The film distribution business is highly concentrated, with six major film distributors accounting for approximately 85% of U.S. box office revenues and 45 of the top 50 grossing films during 2016. Numerous antitrust cases and consent decrees resulting from the antitrust cases impact the distribution of films. Film distributors license films to exhibitors on a theatre-by-theatre and film-by-film basis. Consequently, we cannot guarantee a supply of films by entering into long-term arrangements with major distributors. We are therefore required to negotiate licenses for each film and for each theatre. A deterioration in our relationship with any of the six major film distributors could adversely affect our ability to obtain commercially successful films and to negotiate favorable licensing terms for such films, both of which could adversely affect our business and operating results.

We face intense competition for patrons and films which may adversely affect our business.

The motion picture exhibition industry is highly competitive. We compete against local, regional, national and international exhibitors in many of our markets. We compete for both patrons and licensing of films. In markets where we do not face nearby competitive theatres, there is a risk of new theatres being built. The degree of competition for patrons is dependent upon such factors as location, theatre capacity, quality of projection and sound equipment, film showtime availability, customer service quality, products and amenities offered, and ticket prices. The principal competitive factors with respect to film licensing include the theatre’s location and its demographics, the condition, capacity and grossing potential of each theatre, and licensing terms. We also face competition from new concept theatres such as dine-in theatres and tavern style theatres that open in close proximity to our conventional theatres. If we are unable to attract patrons or to license successful films, our business may be adversely affected.

An increase in the use of alternative film distribution channels or other competing forms of entertainment may reduce movie theatre attendance and limit revenue growth.

We face competition for patrons from a number of alternative film distribution channels, such as digital downloads, video on-demand, subscription video-on-demand, pay-per-view television, DVDs, network and syndicated television. We also compete with other forms of entertainment, such as concerts, theme parks, gaming and sporting events, for our patrons’ leisure time and disposable income. A significant increase in popularity of these alternative film distribution channels, competing forms of entertainment or improvements in technologies available at home could have an adverse effect on our business and results of operations.

Our results of operations may be impacted by shrinking video and digital release windows.

Over the last decade, the average video and digital release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is available to consumers at home, has decreased from approximately six months to approximately ninety days. If patrons choose to wait for an in-home release rather than attend a theatre to view the film, it may adversely impact our business and results of operations, financial condition and cash flows. Film studios occasionally offer consumers a premium video on-demand option for certain films shortly after the theatrical release. These release windows, which are determined by the studios, may shrink further or be eliminated altogether, which could have an adverse impact on our business and results of operations.

General political, social and economic conditions can adversely affect our attendance.

Our results of operations are dependent on general political, social and economic conditions, and the impact of such conditions on our theatre operating costs and on the willingness of consumers to spend money at movie theatres. If consumers’ discretionary income declines as a result of an economic downturn, our operations could be adversely affected. If theatre operating costs, such as utility costs, increase due to political or economic changes, our results of operations could be adversely affected. Political events, such as terrorist attacks, and health-related epidemics, such as flu outbreaks, could cause people to avoid our theatres or other public places where large crowds are in attendance, which could adversely affect our results of operations. In addition, a natural disaster, such as a hurricane or an earthquake, could impact our ability to operate certain of our theatres, which could adversely affect our results of operations.

Our foreign operations are subject to adverse regulations, economic instability and currency exchange risk.

We have 187 theatres with 1,344 screens in fifteen countries in Latin America. Brazil represented approximately 10.4% of our consolidated 2016 revenues. Governmental regulation of the motion picture industry in foreign markets differs from that in the United States. Changes in regulations affecting prices, quota systems requiring the exhibition of locally-produced films and restrictions on ownership of property may adversely affect our international operations. Our international operations are subject to certain political, economic and other uncertainties not encountered by our domestic operations, including risks of severe economic downturns and high inflation. We also face risks of currency fluctuations, hard currency shortages and controls of foreign currency exchange and cash transfers to the U.S., all of which could have an adverse effect on the results of our operations.

We have substantial long-term lease and debt obligations, which may restrict our ability to fund current and future operations and that restrict our ability to enter into certain transactions.

We have, and will continue to have, significant long-term debt service obligations and long-term lease obligations. As of December 31, 2016, we had $1,823.0 million in long-term debt obligations, $255.4 million in capital lease obligations and $1,680.0 million in long-term operating lease obligations. Our substantial lease and debt obligations pose risk by:

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

As of December 31, 2016, we had an ownership interest in NCM of approximately 19%. We receive a monthly theatre access fee under our Exhibitor Services Agreement with NCM and we are entitled to receive mandatory quarterly distributions of excess cash from NCM. During the years ended December 31, 2014, 2015 and 2016, the Company received approximately $9.2 million, $11.3 million, and $11.0 million in other revenues from NCM, respectively, and $18.5 million, $18.1 million and $14.7 million in cash distributions in excess of our investment in NCM, respectively. Cinema advertising is a small component of the U.S. advertising market and therefore, NCM competes with larger, more established and well known media platforms such as broadcast radio and television, cable and satellite television, outdoor advertising and Internet portals. In-theatre advertising may not continue to attract advertisers or NCM’s in-theatre advertising format may not continue to be received favorably by theatre patrons. If NCM is unable to continue to generate consistent advertising revenues, its results of operations may be adversely affected and our investment in and distributions and revenues from NCM may be adversely impacted.

A failure to adapt to future technological innovations could impact our ability to compete effectively and could adversely affect our results of operations.

While we continue to implement the latest technological innovations, such as 3-D, motion seats and satellite distribution technologies, new technological innovations continue to impact our industry. If we are unable to respond to or invest in changes in technology and the technological preferences of our customers, we may not be able to compete with other exhibitors or other entertainment venues, which could adversely affect our results of operations.

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

Our theatres must comply with Title III of the ADA and analogous state and local laws. Compliance with the ADA requires among other things that public facilities “reasonably accommodate” individuals with disabilities and that new construction or alterations made to “commercial facilities” conform to accessibility guidelines unless “structurally impracticable” for new construction or technically infeasible for alterations. On November 15, 2004, Cinemark and the DOJ entered into a consent order, which was filed with the U.S. District Court for the Northern District of Ohio, Eastern Division. Under the consent order, the DOJ approved a safe harbor framework for us to construct all of our future stadium-style movie theatres. The DOJ has stipulated that all theatres built in compliance with the consent order will comply with the wheelchair seating requirements of the ADA. If we fail to comply with the ADA, remedies could include imposition of injunctive relief, fines, awards for damages to private litigants and additional capital expenditures to remedy non-compliance. Imposition of significant fines, damage awards or capital expenditures to cure non-compliance could adversely affect our business and operating results.

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

We also have a significant amount of goodwill and tradename intangible assets. Declines in our stock price or market capitalization, declines in our attendance due to increased competition in certain regions and/or countries or economic factors that lead to a decline in attendance in any given region or country could result in impairments of goodwill and our intangible assets. As of December 31, 2016, we performed either a qualitative or quantitative analysis on all of our goodwill and tradename intangible assets and determined that it is not more likely than not that the fair values of such assets are below their respective carrying values.

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

Certain provisions of our 4.875% senior notes indenture and our 5.125% senior notes indenture and our senior secured credit facility may have the effect of delaying or preventing future transactions involving a “change of control.” A “change of control” would require us to make an offer to the holders of each of our 4.875% senior notes and our 5.125% senior notes to repurchase all of the outstanding notes at a purchase price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest to the date of purchase. A “change of control” would also be an event of default under our senior secured credit facility.

Future sales of our Common Stock may adversely affect the prevailing market price.

If a large number of shares of our Common Stock is sold in the open market, or if there is a perception that such sales will occur, the trading price of our Common Stock could decrease. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional Common Stock. As of December 31, 2016, we had an aggregate of 178,179,343 shares of our Common Stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We may issue shares of our Common Stock in connection with acquisitions.

As of December 31, 2016, we had 116,210,252 shares of our Common Stock outstanding. Of these shares, approximately 105,132,082 shares were freely tradable. The remaining shares of our Common Stock were “restricted securities” as that term is defined in Rule 144 under the Securities Act. Restricted securities may not be resold in a public distribution except in compliance with the registration requirements of the Securities Act or pursuant to an exemption therefrom, including the exemptions provided by Regulation S and Rule 144 promulgated under the Securities Act.

We cannot predict whether substantial amounts of our Common Stock will be sold in the open market in anticipation of, or following, any divestiture by any of our large stockholders, our directors or executive officers of their shares of Common Stock.

As of December 31, 2016, there were 6,885,188 shares of our Common Stock reserved for issuance under our Amended and Restated 2006 Long Term Incentive Plan, as amended.

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

We store and maintain electronic information and data necessary to conduct our business, including confidential and proprietary information of our customers and employees. We also rely on some of our vendors to store certain data. Data maintained in electronic form is subject to the risk of intrusion, tampering and theft. While we have adopted industry-accepted security measures and technology to protect the confidential and proprietary information, the development and maintenance of these systems is costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. As such, we may be unable to anticipate and implement adequate preventive measures in time. This may adversely affect our business, including exposure to government enforcement actions and private litigation, and our reputation with our customers and employees may be injured. In addition to Company-specific cyber threats or attacks, our business and results of operations could also be impacted by breaches affecting our peers and partners within the entertainment industry, as well as other retail companies.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

United States

As of December 31, 2016, in the U.S., we operated 298 theatres with 3,951 screens pursuant to leases and own the land and building for 41 theatres with 608 screens. Our leases are generally entered into on a long-term basis with terms, including optional renewal periods, generally ranging from 20 to 45 years. As of December 31, 2016, approximately 7.7% of our theatre leases in the U.S., covering 23 theatres with 168 screens, have remaining terms, including optional renewal periods, of less than six years. Approximately 8.1% of our theatre leases in the U.S., covering 24 theatres with 300 screens, have remaining terms, including optional renewal periods, of between six and 15 years and approximately 84.2% of our theatre leases in the U.S., covering 251 theatres with 3,483 screens, have remaining terms, including optional renewal periods, of more than 15 years. The leases generally provide for a fixed monthly minimum rent payment, with certain leases also subject to additional percentage rent if a target annual revenue level is achieved. We currently own an office building in Plano, Texas, which is our worldwide headquarters. We lease office space in Frisco, Texas and McKinney, Texas for theatre support and maintenance personnel.

International

As of December 31, 2016, internationally, we operated 187 theatres with 1,344 screens, all of which are leased. Our international leases are generally entered into on a long term basis with terms, including optional renewal periods, generally ranging from 10 to 30 years. The leases generally provide for contingent rental based upon operating results with an annual minimum. As of December 31, 2016, approximately 15.0% of our international theatre leases, covering 28 theatres with 239 screens, have remaining terms, including optional renewal periods, of less than six years. Approximately 47.6% of our international theatre leases, covering 89 theatres and 656 screens, have remaining terms, including optional renewal periods, of between six and 15 years and approximately 37.4% of our international theatre leases, covering 70 theatres and 449 screens, have remaining terms, including optional renewal periods, of more than 15 years. The leases generally provide for a fixed monthly minimum rent payment, with certain leases also subject to additional percentage rent if a target annual revenue level is achieved. We also lease office space in seven regions in Latin America for our local management.

See Note 17 to the consolidated financial statements for information regarding our minimum lease commitments. We periodically review the profitability of each of our theatres, particularly those whose lease terms are nearing expiration, to determine whether to continue its operations.

Item 3. Legal Proceedings

Joseph Amey, et al. v. Cinemark USA, Inc., Case No. 3:13cv05669, In the United States District Court for the Northern District of California, San Francisco Division. The case presents putative class action claims for damages and attorney’s fees arising from employee wage and hour claims under California law for alleged meal period, rest break, reporting time pay, unpaid wages, pay upon termination, and wage statements violations. The claims are also asserted as a representative action under the California Private Attorney General Act (“PAGA”). We deny the claims, deny that class certification is appropriate and deny that a PAGA representative action is appropriate, and are vigorously defending against the claims. We deny any violation of law and plans to vigorously defend against all claims. The Court recently determined that class certification is not appropriate and determined that a PAGA representative action is not appropriate. The plaintiff has appealed these rulings. We are unable to predict the outcome of the litigation or the range of potential loss.

Flagship Theatres of Palm Desert, LLC d/b/a Cinemas Palme D’Or v. Century Theatres, Inc., and Cinemark USA, Inc.; Superior Court of the State of California, County of Los Angeles. Plaintiff in this case alleges that we violated California antitrust and unfair competition laws by engaging in “circuit dealing” with various motion picture distributors and tortuously interfered with Plaintiff’s business relationships. Plaintiff seeks compensatory damages, trebling of those damages under California law, punitive damages, injunctive relief, attorneys’ fees, costs and interest. Plaintiff also alleges that our conduct ultimately resulted in closure of its theatre in June 2016. We have denied the allegations. In 2008, we moved for summary judgment on Plaintiff’s claims, arguing primarily that clearances between the theatres at issue were lawful and that Plaintiff lacked proof sufficient to support certain technical elements of its antitrust claims. The trial court granted that motion and dismissed Plaintiff’s claims. Plaintiff appealed and, in 2011, the Court of Appeal reversed, holding, among other things, that Plaintiff’s claims were not about the illegality of clearances but were focused, instead, on “circuit dealing.” Having re-framed the claims in that manner, the Court of Appeal held that the trial court’s decision to limit discovery to the market where the theatres at issue operated was an error, as “circuit dealing” necessarily involves activities in different markets. Upon return to the trial court, the parties engaged in additional, broadened discovery related to Plaintiff’s “circuit dealing” claim. Thereafter, we moved again for summary judgment on all of Plaintiff’s claims. That new motion for summary judgment was pending when, on or about April 11, 2014, the trial court granted our motion for terminating sanctions and entered a judgment dismissing the case with prejudice. Plaintiff then appealed that second dismissal, seeking to have the judgment reversed and the case remanded to the trial court. The Court of Appeal issued a ruling on May 24, 2016, reversing the granting of terminating sanctions and instead imposed a lesser evidentiary and damages preclusion sanction. The case returned to the trial court on October 6, 2016. We have denied Plaintiff’s allegations and are vigorously defending these claims. We are unable to predict the outcome of this litigation or the range of potential loss.

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

From time to time, we are involved in other various legal proceedings arising from the ordinary course of business operations, such as personal injury claims, employment matters, landlord-tenant disputes, patent claims and contractual disputes, some of which are covered by insurance or by indemnification from vendors. We believe our potential liability with respect to these types of proceedings currently pending is not material, individually or in the aggregate, to our financial position, results of operations and cash flows.

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

	2015		2016
	High	Low	High	Low
First Quarter (January 1 – March 31)	$45.30	$32.98	$36.60	$26.56
Second Quarter (April 1 – June 30)	$45.68	$39.06	$36.70	$32.60
Third Quarter (July 1 – September 30)	$41.91	$30.91	$39.45	$34.90
Fourth Quarter (October 1 – December 31)	$37.63	$31.65	$42.56	$37.73

Holders of Common Stock

As of December 31, 2016, there were 464 holders of record of the Company’s common stock and there were no other classes of stock issued and outstanding.

Dividend Policy

Below is a summary of dividends declared for the fiscal periods indicated:

Date Declared	Date of Record	Date Paid	Amount per Common Share	Total Dividends (in millions)
02/17/15	03/04/15	03/18/15	$0.25	$29.0
05/18/15	06/05/15	06/19/15	$0.25	29.1
08/20/15	08/31/15	09/11/15	$0.25	29.1
11/13/15	12/02/15	12/16/15	$0.25	29.3

Total – Year ended December 31, 2015				$116.5

02/24/16	03/07/16	03/18/16	$0.27	$31.5
05/26/16	06/08/16	06/22/16	$0.27	31.5
08/18/16	08/31/16	09/13/16	$0.27	31.5
11/16/16	12/02/16	12/16/16	$0.27	31.5

Total – Year ended December 31, 2016				$126.0

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

Performance Graph

Incorporated by reference to the Company’s proxy statement for its annual stockholders meeting to be held on May 25, 2017 and to be filed with the SEC within 120 days after December 31, 2016.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under the Company’s long-term compensation plan is incorporated by reference to the Company’s proxy statement for its annual stockholders meeting to be held on May 25, 2017 and to be filed with the SEC within 120 days after December 31, 2016.

Item 6. Selected Financial Data

The following table provides our selected consolidated financial and operating data for the periods and at the dates indicated for each of the five most recent years ended December 31, 2016. During May 2013, we acquired 32 theatres with 483 screens in the U.S. The results of operations for these theatres are included in our consolidated results of operations beginning on the dates of the respective acquisitions. During November 2013, we sold our Mexico theatres, which included 31 theatres and 290 screens. You should read the selected consolidated financial and operating data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes appearing elsewhere in this report.

	Year Ended December 31,
	2012	2013	2014	2015	2016
	(Dollars in thousands, except per share data)
Statement of Income Data:
Revenues:
Admissions	$1,580,401	$1,706,145	$1,644,169	$1,765,519	$1,789,137
Concession	771,405	845,168	845,376	936,970	990,103
Other	121,725	131,581	137,445	150,120	139,525

Total revenues	2,473,531	2,682,894	2,626,990	2,852,609	2,918,765
Film rentals and advertising (1)	830,837	896,032	856,388	945,640	962,655
Concession supplies	123,471	135,715	131,985	144,270	154,469
Salaries and wages	247,468	269,353	273,880	301,099	325,765
Facility lease expense	281,615	307,851	317,096	319,761	321,294
Utilities and other (1)	294,940	329,182	335,109	355,801	355,926
General and administrative expenses	148,624	165,351	151,444	156,736	143,355
Depreciation and amortization	147,675	163,970	175,656	189,206	209,071
Impairment of long-lived assets	3,031	3,794	6,647	8,801	2,836
(Gain) loss on sale of assets and other	12,168	(3,845)	15,715	8,143	20,459

Total cost of operations	$2,089,829	$2,267,403	$2,263,920	$2,429,457	$2,495,830

Operating income	$383,702	$415,491	$363,070	$423,152	$422,935

Interest expense	$123,665	$124,714	$113,698	$112,741	$108,313

Net income	$171,420	$150,548	$193,999	$218,728	$256,827

Net income attributable to Cinemark Holdings, Inc.	$168,949	$148,470	$192,610	$216,869	$255,091

Net income attributable to Cinemark Holdings, Inc. per share:
Basic	$1.47	$1.28	$1.66	$1.87	$2.19

Diluted	$1.47	$1.28	$1.66	$1.87	$2.19

Cash dividends declared per common share	$0.84	$0.92	$1.00	$1.00	$1.08

	Year Ended December 31,
	2012	2013	2014	2015	2016
	(Dollars in thousands)
Other Financial Data:
Ratio of earnings to fixed charges (2)	2.44x	2.23x	2.40x	2.67x	2.77x
Cash flow provided by (used for):
Operating activities	$395,205	$309,666	$454,634	$455,871	$451,834
Investing activities	(234,311)	(364,701)	(253,339)	(328,122)	(327,769)
Financing activities	63,424	(76,184)	(146,833)	(151,147)	(152,635)
Capital expenditures	(220,727)	(259,670)	(244,705)	(331,726)	(326,908)

	As of December 31,
	2012	2013	2014	2015	2016
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$742,664	$599,929	$638,869	$588,539	$561,235
Theatre properties and equipment, net	1,304,958	1,427,190	1,450,812	1,505,069	1,704,536
Total assets	3,822,814	4,107,515	4,120,561	4,126,497	4,306,633
Total long-term debt, including current portion	1,873,769	2,012,508	1,791,578	1,781,335	1,788,112
Equity	1,094,984	1,102,417	1,123,129	1,110,813	1,272,960

	Year Ended December 31,
	2012	2013	2014	2015	2016
Operating Data:
United States
Theatres operated (at period end)	298	334	335	337	339
Screens operated (at period end)	3,916	4,457	4,499	4,518	4,559
Total attendance (in 000s)	163,639	177,156	173,864	179,601	182,660
International
Theatres operated (at period end)	167	148	160	176	187
Screens operated (at period end)	1,324	1,106	1,177	1,278	1,344
Total attendance (in 000s)	100,084	99,402	90,009	100,499	104,581
Worldwide
Theatres operated (at period end)	465	482	495	513	526
Screens operated (at period end)	5,240	5,563	5,676	5,796	5,903
Total attendance (in 000s)	263,723	276,558	263,873	280,100	287,241

(1)

We made certain reclassifications from film rentals and advertising to utilities and other for the years ended December 31, 2012, 2013, 2014 and 2015 related to the maintenance and monitoring of projection and sound equipment, which results in a more clear presentation of film rental and advertising costs. Such expenses, which totaled $14.3 million, $23.5 million, $26.7 million and $31.0 million for the years ended December 31, 2012, 2013, 2014 and 2015, respectively, are now presented as utilities and other for all periods presented.

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

Overview

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. As of December 31, 2016, we managed our business under two reportable operating segments — U.S. markets and international markets. See Note 18 to the consolidated financial statements.

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

Films leading the box office during the year ended December 31, 2016 included the carryover of the December 2015 release of Star Wars: The Force Awakens and the 2016 releases of Finding Dory, Captain America: Civil War, The Secret Life Of Pets, The Jungle Book, Deadpool, Zootopia, Batman V Superman: Dawn Of Justice, Suicide Squad, Fantastic Beasts and Where to Find Them, Moana, Rogue One: A Star Wars Story and Sing, among other films. Films scheduled for release during 2017 include well-known franchise films such as Star Wars: The Last Jedi, Beauty and the Beast, Guardians of the Galaxy Vol. 2, Justice League, Spider Man: Homecoming, Despicable Me 3, Thor: Ragnarok, The Fate of the Furious, Wonder Woman, and The Lego Batman Movie, among other films.

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

Utilities and other costs include both fixed and variable costs and primarily include utilities, expenses for projection and sound equipment maintenance and monitoring, property taxes, janitorial costs, repairs and maintenance and security services.

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

Impairment of Long-Lived Assets

We review long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We assess many factors including the following to determine whether to impair individual theatre assets:

•	actual theatre level cash flows;

•	budgeted theatre level cash flows;

•	theatre property and equipment carrying values;

•	amortizing intangible asset carrying values;

•	the age of a recently built theatre;

•	competitive theatres in the marketplace;

•	the impact of recent ticket price changes;

•	the impact of recent theatre remodels or other substantial improvements;

•	available lease renewal options; and

•	other factors considered relevant in our assessment of impairment of individual theatre assets.

Long-lived assets are evaluated for impairment on an individual theatre basis, which we believe is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the theatre’s useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and the lesser of twenty years or the building’s remaining useful life for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, we then compare the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during 2014, 2015 and 2016. The long-lived asset impairment charges related to theatre properties recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre.

Impairment of Goodwill and Intangible Assets

We evaluate goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable. We evaluate goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. Management considers the reporting unit to be each of its nineteen regions in the U.S. and nine countries internationally with Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala considered one reporting unit (the Company does not have goodwill recorded for all of its international locations). Goodwill impairment was evaluated using a two-step approach during 2014, requiring us to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was eight times for the evaluations performed during 2014. As of December 31, 2014, the estimated fair value of our goodwill exceeded their carrying values by more than 10%.

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

For the year ended December 31, 2016, we performed a qualitative goodwill impairment assessment on all reporting units. Based on the qualitative assessment performed, the Company determined that it was not more likely than not that the fair value of the reporting units were less than their carrying values.

Tradename intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. During 2014, we estimated the fair value of our tradenames by applying an estimated market royalty rate that could be charged for the use of our tradename to forecasted future revenues, with an adjustment for the present value of such royalties. If the estimated fair value is less than the carrying value, the tradename intangible asset is written down to its estimated fair value. Significant judgment is involved in estimating market royalty rates and long-term revenue forecasts. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected revenue performance and industry trends. As of December 31, 2014, the estimated fair value of the Company’s tradename intangible assets exceeded their carrying values by more than 10%.

For the year ended December 31, 2015, we performed a qualitative tradename intangible asset impairment assessment in accordance with ASU 2011-08. For the year ended December 31, 2016, we performed a qualitative assessment for all indefinite-lived tradename assets other than our tradename in Ecuador, for which we performed a quantitative assessment. The qualitative assessments included consideration of the Company’s historical and forecasted revenues and estimated royalty rates for each tradename intangible asset. Based on the qualitative assessments performed, we determined that it was not more likely than not that the fair values of tradename intangible assets were less than their carrying values as of December 31, 2015 and 2016. Our quantitative test for our tradename in Ecuador included estimating the fair value of the tradename based on forecasted revenues for our Ecuador theatres multiplied by an estimated market royalty rate that could be charged for the use of the tradename, with an adjustment for the present value of such royalties. As of December 31, 2016, the estimated fair value of our tradename in Ecuador exceeded its carrying value by more than 10%.

For the year ended December 31, 2016, we also performed a test on our definite-lived tradename associated with the Rave theatres acquired in 2013. We recently rebranded certain of these theatres with Cinemark signage as part of recliner conversions and other renovations. We estimated the fair value of the Rave tradename by applying an estimated market royalty rate that could be charged for the use of the tradename to forecasted future revenues for the theatres using the Rave tradename, with an adjustment for the present value of such royalties. As of December 31, 2016, the estimated fair value of our Rave tradename intangible asset exceeded their carrying value by more than 10%.

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

Recent Developments

On February 22, 2017, our board of directors approved a cash dividend for the fourth quarter of 2016 of $0.29 per share of common stock payable to stockholders of record on March 8, 2017. The dividend will be paid on March 20, 2017.

Results of Operations

The following table sets forth, for the periods indicated, the amounts for certain items reflected in our consolidated statements of income along with each of those items as a percentage of revenues.

	Year Ended December 31,
	2014	2015	2016
Operating data (in millions):
Revenues
Admissions	$1,644.2	$1,765.5	$1,789.2
Concession	845.4	937.0	990.1
Other	137.4	150.1	139.5

Total revenues	2,627.0	2,852.6	2,918.8
Cost of operations
Film rentals and advertising	856.4	945.6	962.7
Concession supplies	132.0	144.3	154.5
Salaries and wages	273.9	301.1	325.8
Facility lease expense	317.1	319.7	321.3
Utilities and other	335.1	355.9	355.9
General and administrative expenses	151.4	156.7	143.4
Depreciation and amortization	175.7	189.2	209.1
Impairment of long-lived assets	6.6	8.8	2.8
Loss on sale of assets and other	15.7	8.1	20.4

Total cost of operations	2,263.9	2,429.4	2,495.9

Operating income	$363.1	$423.2	$422.9

Operating data as a percentage of total revenues:
Revenues
Admissions	62.6%	61.9%	61.3%
Concession	32.2%	32.8%	33.9%
Other	5.2%	5.3%	4.8%

Total revenues	100.0%	100.0%	100.0%

Cost of operations (1)
Film rentals and advertising	52.1%	53.6%	53.8%
Concession supplies	15.6%	15.4%	15.6%
Salaries and wages	10.4%	10.6%	11.2%
Facility lease expense	12.1%	11.2%	11.0%
Utilities and other	12.8%	12.5%	12.2%
General and administrative expenses	5.8%	5.5%	4.9%
Depreciation and amortization	6.7%	6.6%	7.2%
Impairment of long-lived assets	0.3%	0.3%	0.1%
Loss on sale of assets and other	0.6%	0.3%	0.7%
Total cost of operations	86.2%	85.2%	85.5%
Operating income	13.8%	14.8%	14.5%

Average screen count (month end average)	5,613	5,725	5,856

Revenues per average screen (dollars)	$468,019	$498,272	$498,423

(1)

All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

(2)

We have reclassified approximately $26.7 million and $31.0 million of expenses from film rentals and advertising to utilities and other for the years ended December 31, 2014 and 2015, respectively, to be consistent with the presentation for the year ended December 31, 2016.

Comparison of Years Ended December 31, 2016 and December 31, 2015

Revenues. Total revenues increased $66.2 million to $2,918.8 million for 2016 from $2,852.6 million for 2015, representing a 2.3% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency(3)
	2016	2015	% Change	2016	2015	% Change	2016	% Change	2016	2015	% Change
Admissions revenues (1)	$1,379.0	$1,338.0	3.1%	$410.2	$427.5	(4.0)%	$483.4	13.1%	$1,789.2	$1,765.5	1.3%
Concession revenues (1)	$764.6	$709.7	7.7%	$225.5	$227.3	(0.8)%	$263.2	15.8%	$990.1	$937.0	5.7%
Other revenues (1)(2)	$73.6	$76.2	(3.4)%	$65.9	$73.9	(10.8)%	$76.0	2.8%	$139.5	$150.1	(7.1)%
Total revenues (1)(2)	$2,217.2	$2,123.9	4.4%	$701.6	$728.7	(3.7)%	$822.6	12.9%	$2,918.8	$2,852.6	2.3%
Attendance (1)	182.6	179.6	1.7%	104.6	100.5	4.1%			287.2	280.1	2.5%
Average ticket price (1)	$7.55	$7.45	1.3%	$3.92	$4.25	(7.8)%	$4.62	8.7%	$6.23	$6.30	(1.1)%
Concession revenues per patron (1)	$4.19	$3.95	6.1%	$2.16	$2.26	(4.4)%	$2.52	11.5%	$3.45	$3.35	3.0%

(1)

Revenue and attendance amounts in millions. Average ticket price is calculated as admissions revenues divided by attendance. Concession revenues per patron is calculated as concession revenues divided by attendance.

(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 18 of our consolidated financial statements.
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

•

U.S. Admissions revenues increased $41.0 million due to a 1.7% increase in attendance and a 1.3% increase in average ticket price. The increase in concession revenues of $54.9 million was attributable to the 1.7% increase in attendance and a 6.1% increase in concession revenues per patron. The increase in attendance was due to the solid slate of films released during 2016 and new theatres. The increase in average ticket price was primarily due to price increases. The increase in concession revenues per patron was primarily due to incremental sales incidence and price increases.

•

International. Admissions revenues decreased $17.3 million as reported, primarily due to the impact of changes in foreign currency exchange rates in certain countries in which we operate, partially offset by a 4.1% increase in attendance. Admissions revenues increased $55.9 million in constant currency, primarily due to the 4.1% increase in attendance and an 8.7% increase in constant currency average ticket price. Concession revenues decreased $1.8 million as reported, primarily due to the impact of changes in foreign currency exchange rates in certain countries in which we operate, partially offset by the 4.1% increase in attendance. Concession revenues increased $35.9 million in constant currency, primarily due to the 4.1%

increase in attendance and an 11.5% increase in constant currency concession revenues per patron. The increase in attendance was due to new theatres and the success of the films released during 2016. The increase in constant currency average ticket price and concession revenues per patron was primarily driven by price increases, which was primarily due to local inflation.

Cost of Operations. The table below summarizes certain of our theatre operating costs by reportable operating segment (in millions) for the years ended December 31, 2015 and 2016.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2016	2015	2016	2015	Constant Currency 2016 (2)	2016	2015
Film rentals and advertising (1)	$768.9	$744.3	$193.8	$201.3	$228.5	$962.7	$945.6
Concession supplies	107.3	95.4	47.2	48.9	54.9	154.5	144.3
Salaries and wages	248.2	226.9	77.6	74.2	93.9	325.8	301.1
Facility lease expense	240.7	239.4	80.6	80.3	91.8	321.3	319.7
Utilities and other (1)	250.9	251.9	105.0	104.0	123.4	355.9	355.9

(1)

We made certain reclassifications from film rentals and advertising to utilities and other for the year ended December 31, 2015 related to the maintenance and monitoring of projection and sound equipment, which results in a more clear presentation of film rentals and advertising costs. Such expenses, which totaled $23.9 million and $7.1 million for the U.S. operating segment and the international operating segment, respectively, for the year ended December 31, 2015 are now presented as utilities and other.

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

•

U.S. Film rentals and advertising costs were $768.9 million, or 55.8% of admissions revenues, for 2016 compared to $744.3 million, or 55.6% of admissions revenues, for 2015. The increase in the film rentals and advertising rate was primarily due to the higher concentration of blockbuster films during the 2016 period. Concession supplies expense was $107.3 million, or 14.0% of concession revenues, for 2016 compared to $95.4 million, or 13.4% of concession revenues, for 2015. The increase in the concession supplies rate was primarily due to the impact of our expanded concession offerings.

Salaries and wages increased to $248.2 million for 2016 from $226.9 million for 2015 primarily due to new theatres and increases in minimum wages. Facility lease expense increased to $240.7 million for 2016 from $239.4 million for 2015 primarily due to increased percentage rent expense partially offset by decreased common area maintenance expenses. Utilities and other costs decreased to $250.9 million for 2016 from $251.9 million for 2015 primarily due to a decrease in projection and sound equipment maintenance and monitoring expenses, partially offset by increased security expense.

•

International. Film rentals and advertising costs were $193.8 million ($228.5 million in constant currency), or 47.2% of admissions revenues, for 2016 compared to $201.3 million, or 47.1 % of admissions revenues, for 2015. Concession supplies expense was $47.2 million ($54.9 million in constant currency), or 20.9% of concession revenues, for 2016 compared to $48.9 million, or 21.5% of concession revenues, for 2015. The decrease in the concession supplies rate was primarily due to price increases.

Salaries and wages increased to $77.6 million ($93.9 million in constant currency) for 2016 compared to $74.2 million for 2015. The as reported increase was due to incremental staffing to support the 4.1% increase in attendance, increased wage rates and new theatres, partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate. Facility lease expense increased to $80.6 million ($91.8 million in constant currency) for 2016 compared to $80.3 million for the 2015 period. The as reported increase was due to increased percentage rent expense as a result of increased constant currency revenues and new theatres, partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate. Utilities and other costs increased to $105.0 million ($123.4 million in constant currency) for 2016 compared to $104.0 million for 2015. The as reported increase was primarily due to increased utilities costs, increased projection and sound equipment and monitoring expenses, increased repairs and maintenance expenses and increased janitorial services, partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.

General and Administrative Expenses. General and administrative expenses decreased to $143.4 million for 2016 from $156.7 million for 2015. The decrease was primarily due to the impact of changes in foreign currency exchange rates in certain countries in which we operate, partially offset by increased salaries and incentive compensation expense.

Depreciation and Amortization. Depreciation and amortization expense was $209.1 million for 2016 compared to $189.2 million for 2015. The increase was primarily due to depreciation expense related to new theatres as well as remodels and other improvements of existing theatres.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $2.8 million for 2016 compared to $8.8 million for 2015. Impairment charges for 2016 consisted of theatre properties in the U.S., Colombia and Ecuador, impacting eight of our twenty-seven reporting units. Impairment charges for 2015 consisted of theatre properties in the U.S., Colombia and Ecuador, impacting fourteen of our twenty-seven reporting units. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. See Notes 1 and 8 to our consolidated financial statements.

Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $20.4 million during 2016 compared to $8.1 million during 2015. The loss recorded during the 2016 period was primarily due to the retirement of assets due to theatre remodels and closures, partially offset by a gain on the sale of our investment in RealD stock (see Note 6) and a gain on the sale of a land parcel. The loss recorded during 2015 included lease termination costs, contract termination costs and the retirement of assets due to theatre remodels and closures, partially offset by gains related to lease amendments that resulted in a reduction of certain capital lease liabilities, the sale of an investment in a Taiwan joint venture, and the sale of a land parcel in the U.S.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $108.3 million for 2016 compared to $112.7 million for 2015. The decrease was due to the redemption of our previously outstanding $200.0 million 7.375% senior subordinated notes (the “7.375% Senior Subordinated Notes”) funded by a $225.0 million add-on to our 4.875% senior notes (the “4.875% Senior Notes), which occurred on March 21, 2016, as well as the amendments in June and December of 2016 to our senior secured credit facility, each of which reduced the rate at which our $700.0 million term loan accrues interest. See Note 10 to our consolidated financial statements for further discussion of our long-term debt.

Foreign Currency Exchange Gain (Loss). We recorded a foreign currency exchange gain of $6.5 million during 2016 compared to a foreign currency exchange loss of $16.8 million during 2015 primarily related to intercompany transactions and changes in exchange rates from the original transaction date until cash settlement. See Notes 1 and 12 to our consolidated financial statements for discussion of foreign currency translation.

Loss on Debt Amendments and Refinancing. We recorded a loss of $13.4 million during 2016 primarily related to the early redemption of our 7.375% Senior Subordinated Notes and the amendments, in June and December of 2016, to our senior secured credit facility, each of which reduced the rate at which our $700.0 million term loan accrues interest. We recorded a loss of $0.9 million in 2015 related to an amendment to our senior secured credit facility. See Note 10 to our consolidated financial statements for discussion of our long-term debt.

Distributions from NCM. We recorded distributions received from NCM of $14.7 million during 2016 and $18.1 million during 2015, which were in excess of the carrying value of our Tranche 1 Investment. See Note 5 to our consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $32.0 million during 2016 and $28.1 million during 2015. See Notes 5 and 6 to our consolidated financial statements for information about our equity investments.

Income Taxes. Income tax expense of $103.8 million was recorded for 2016 compared to $128.9 million recorded for 2015. The effective tax rate for 2016 was 28.8%, which included the impact of the implementation of a foreign holding and financing structure that will allow us to use foreign tax credits that had previously carried a full valuation allowance. The effective tax rate for 2015 was 37.1%. See Note 16 to our consolidated financial statements.

Comparison of Years Ended December 31, 2015 and December 31, 2014

Revenues. Total revenues increased $225.6 million to $2,852.6 million for 2015 from $2,627.0 million for 2014, representing an 8.6% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency(3)
	2015	2014	% Change	2015	2014	% Change	2015	% Change	2015	2014	% Change
Admissions revenues (1)	$1,338.0	$1,220.8	9.6%	$427.5	$423.4	1.0%	$529.7	25.1%	$1,765.5	$1,644.2	7.4%
Concession revenues (1)	$709.7	$635.6	11.7%	$227.3	$209.8	8.3%	$278.5	32.7%	$937.0	$845.4	10.8%
Other revenues (1)(2)	$76.2	$66.0	15.5%	$73.9	$71.4	3.5%	$94.0	31.7%	$150.1	$137.4	9.2%
Total revenues (1)(2)	$2,123.9	$1,922.4	10.5%	$728.7	$704.6	3.4%	$902.2	28.0%	$2,852.6	$2,627.0	8.6%
Attendance (1)	179.6	173.9	3.3%	100.5	90.0	11.7%			280.1	263.9	6.1%
Average ticket price (1)	$7.45	$7.02	6.1%	$4.25	$4.70	(9.6)%	$5.27	12.1%	$6.30	$6.23	1.1%
Concession revenues per patron (1)	$3.95	$3.65	8.2%	$2.26	$2.33	(3.0)%	$2.77	18.9%	$3.35	$3.20	4.7%

(1)

Revenue and attendance amounts in millions. Average ticket price is calculated as admissions revenues divided by attendance. Concession revenues per patron is calculated as concession revenues divided by attendance.

(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 18 of our consolidated financial statements.
(3)

Constant currency revenue amounts, which are non-GAAP measurements, were calculated using the average exchange rates for the corresponding months for 2014. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance without the impact of foreign currency fluctuations.

•

U.S. The $117.2 million increase in admissions revenues was primarily attributable to a 3.3% increase in attendance and a 6.1% increase in average ticket price. The increase in attendance was due to the solid slate of films released during 2015 and new theatres. The increase in average ticket price was primarily due to price increases and ticket type mix. The $74.1 million increase in concession revenues was primarily attributable to the 3.3% increase in attendance and an 8.2% increase in concession revenues per patron. The increase in concession revenues per patron was primarily due to incremental sales and price increases. Other revenues increased $10.2 million primarily due to increases in screen advertising revenues.

•

International. Admissions revenues increased $4.1 million as reported, primarily due to an 11.7% increase in attendance, partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate. Admissions revenues increased $106.3 million in constant currency due to the 11.7% increase in attendance and a 12.1% increase in constant currency average ticket price. Concession revenues increased $17.5 million as reported, primarily due to the 11.7% increase in attendance, partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate. Concession revenues increased $68.7 million in constant currency, primarily due to the 11.7% increase in attendance and an 18.9% increase in constant currency concession revenues per patron. The increase in attendance was due to the solid slate of films released during 2015 and new theatres. The increase in constant currency average ticket price and concession revenues per patron was primarily driven by price increases, which was primarily due to local inflation.

Cost of Operations. The table below summarizes certain of our theatre operating costs by reportable operating segment (in millions) for the years ended December 31, 2014 and 2015.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2015	2014	2015	2014	Constant Currency 2015 (2)	2015	2014
Film rentals and advertising (1)	$744.3	$661.5	$201.3	$194.9	$248.7	$945.6	$856.4
Concession supplies	95.4	86.4	48.9	45.6	60.2	144.3	132.0
Salaries and wages	226.9	202.8	74.2	71.1	91.4	301.1	273.9
Facility lease expense	239.4	235.2	80.3	81.9	99.3	319.7	317.1
Utilities and other (1)	251.9	236.8	104.0	98.3	129.3	355.9	335.1

(1)

We made certain reclassifications from film rentals and advertising to utilities and other for the years ended December 31, 2014 and 2015 related to the maintenance and monitoring of projection and sound equipment, which results in a more clear presentation of film rental and advertising costs. Such expenses, which totaled $19.6 million and $7.1 million for the U.S. operating segment and the international operating segment, respectively, for the year ended December 31, 2014 and $23.9 million and $7.1 million for the U.S. operating segment and the international operating segment, respectively, for the year ended December 31, 2015 are now presented as utilities and other.

(2)

Constant currency expense amounts, which are non-GAAP measurements, were calculated using the average exchange rates for the corresponding months for 2014. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance without the impact of foreign currency fluctuations.

•

U.S. Film rentals and advertising costs were $744.3 million, or 55.6% of admissions revenues, for 2015 compared to $661.5 million, or 54.2% of admissions revenues, for 2014. The increase in the film rentals and advertising rate was primarily due to the higher concentration of blockbuster films leading to stronger box office performance during the 2015 period. The 2015 period included such blockbuster releases as Star Wars: The Force Awakens, Jurassic World, The Avengers: Age of Ultron, Furious 7, American Sniper, Inside Out and Minions, which grossed in excess of $900 million, $650 million, $450 million, $350 million, $350 million, $350 million and $325 million, respectively. Concession supplies expense was $95.4 million, or 13.4% of concession revenues, for 2015 compared to $86.4 million, or 13.6% of concession revenues, for 2014.

Salaries and wages increased to $226.9 million for 2015 from $202.8 million for 2014 primarily due to increased staffing levels to support the increased attendance, new theatres and increases in minimum wages. Facility lease expense increased to $239.4 million for 2015 from $235.2 million for 2014 primarily due to new theatres and increased percentage rent expense due to increased revenues. Utilities and other costs increased to $251.9 million for 2015 from $236.8 million for 2014 primarily due to new theatres and increases in property taxes, janitorial costs and repairs and maintenance expenses.

•

International. Film rentals and advertising costs were $201.3 million ($248.7 million in constant currency), or 47.1% of admissions revenues, for 2015 compared to $194.9 million, or 46.0% of admissions revenues, for 2014. The increase in the film rentals and advertising rate was due to the higher concentration of blockbuster films and higher box office performance during 2015. Concession supplies expense was $48.9 million ($60.2 million in constant currency), or 21.5% of concession revenues, for 2015 compared to $45.6 million, or 21.7% of concession revenues, for 2014.

Salaries and wages increased to $74.2 million ($91.4 million in constant currency) for 2015 from $71.1 million for 2014. The as reported increase was due to new theatres, increased staffing levels to support the increased attendance, limited flexibility in scheduling staff caused by shifting government regulations and increased local currency wage rates. Facility lease expense decreased to $80.3 million (increase to $99.3 million in constant currency) for 2015 from $81.9 for 2014. The as reported decrease was primarily due to the impact of changes in foreign currency exchange rates in certain countries in which we operate. Utilities and other costs increased to $104.0 million ($129.3 million in constant currency) for 2015 from $98.3 million for 2014. The as reported increase was due to increases in repairs and maintenance expenses, utility expenses and new theatres.

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

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $8.8 million for 2015 compared to $6.6 million for 2014. Impairment charges for 2015 consisted of theatre properties in the U.S., Colombia and Ecuador, impacting fourteen of our twenty-seven reporting units. Impairment charges for 2014 consisted primarily of U.S. theatre properties, impacting twelve of our twenty-six reporting units. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. See Notes 1 and 8 to our consolidated financial statements.

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

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $112.7 million for 2015 compared to $113.7 million for 2014. See Note 10 to our consolidated financial statements for further discussion of our long-term debt.

Foreign Currency Exchange Loss. We recorded foreign currency exchange losses of $16.8 million during 2015 and $6.2 million during 2014 primarily related to intercompany transactions and changes in exchange rates from the original transaction date until cash settlement. See Notes 1 and 12 to our consolidated financial statements for discussion of foreign currency translation.

Loss on Debt Amendments and Refinancing. We recorded a loss of $0.9 million in 2015 related to the amendment of our senior secured credit facility. See Note 10 to our consolidated financial statements for discussion of our long-term debt.

Distributions from NCM. We recorded distributions received from NCM of $18.1 million during 2015 and $18.5 million during 2014, which were in excess of the carrying value of our Tranche 1 Investment. NCM did not distribute any excess cash during the second quarter of 2015 due to expenses incurred as the result of the termination of a proposed merger. See Note 5 to our consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $28.1 million during 2015 and $22.7 million during 2014. See Notes 5 and 6 to our consolidated financial statements for information about our equity investments.

Income Taxes. Income tax expense of $128.9 million was recorded for 2015 compared to $96.1 million recorded for 2014. The effective tax rate for 2015 was 37.1%. The effective tax rate for 2014 was 33.1%. The effective tax rate for 2014 reflects the impact of items related to our Mexican subsidiaries. See Note 16 to our consolidated financial statements.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, nearly all of our theatres also provide the patron a choice of using a credit card, debit card or advanced-sale type certificates such as a gift card. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities amounted to $454.6 million, $455.9 million and $451.8 million for the years ended December 31, 2014, 2015 and 2016, respectively.

Investing Activities

Our investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities amounted to $253.3 million, $328.1 million and $327.8 million for the years ended December 31, 2014, 2015 and 2016, respectively. The increases in cash used for investing activities during 2015 and 2016 is primarily due to increased capital expenditures.

Capital expenditures for the years ended December 31, 2014, 2015 and 2016 were as follows (in millions):

Period	New Theatres	Existing Theatres (a)	Total
Year Ended December 31, 2014	$104.7	$140.0	$244.7
Year Ended December 31, 2015	$132.4	$199.3	$331.7
Year Ended December 31, 2016	$89.8	$237.1	$326.9

(a)	The amount for the year ended December 31, 2015 includes approximately $26.3 million for the purchase of our corporate headquarters building in Plano, TX.

Capital expenditures for existing theatres in the table above includes the costs of remodeling certain of our existing properties to include Luxury Loungers and expanded concession offerings, which began during 2015. During the years ended December 31, 2015 and 2016, we had an average of 33 and 89 of our domestic screens, respectively, temporarily closed for such remodels.

Our U.S. theatre circuit consisted of 339 theatres with 4,559 screens as of December 31, 2016. We built six new theatres and 69 screens, acquired four theatres with 52 screens and closed eight theatres with 80 screens during the year ended December 31, 2016. At December 31, 2016, we had signed commitments to open three new theatres and 30 screens in domestic markets during 2017 and open six new theatres with 71 screens subsequent to 2017. We estimate the remaining capital expenditures for the development of these 101 domestic screens will be approximately $61 million.

Our international theatre circuit consisted of 187 theatres with 1,344 screens as of December 31, 2016. We built twelve new theatres and 75 screens and closed one theatre with nine screens during the year ended December 31, 2016. At December 31, 2016, we had signed commitments to open five new theatres and 39 screens in international markets during 2017 and open one theatre and five screens subsequent to 2017. We estimate the remaining capital expenditures for the development of these 44 international screens will be approximately $18 million.

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

Financing Activities

Cash used for financing activities was $146.8 million, $151.1 million and $152.6 million during the years ended December 31, 2014, 2015 and 2016, respectively. See Note 4 to the consolidated financial statements for a summary of dividends declared and paid during the years ended December 31, 2014, 2015 and 2016. Financing activities for the year ended December 31, 2016 included the redemption of Cinemark USA, Inc.’s previously outstanding $200.0 million 7.375% Senior Subordinated Notes with proceeds from the issuance of a $225.0 million add-on to Cinemark USA, Inc.’s existing 4.875% Senior Notes as well as associated debt issue costs. See Note 10 to our consolidated financial statements.

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

Long-term debt consisted of the following as of December 31, 2015 and 2016 (in millions):

	As of December 31,
	2015	2016
Cinemark USA, Inc. term loan	$679.0	$663.8
Cinemark USA, Inc. 4.875% senior notes due 2023	530.0	755.0
Cinemark USA, Inc. 5.125% senior notes due 2022	400.0	400.0
Cinemark USA, Inc. 7.375% senior subordinated notes due 2021	200.0	—
Other	5.6	4.2

Total long-term debt	$1,814.6	$1,823.0
Less current portion	8.4	5.7

Subtotal long-term debt, less current portion	$1,806.2	$1,817.3
Less: Debt issuance costs	33.3	34.9

Long-term debt, less current portion, net of debt issuance costs	$1,772.9	$1,782.4

As of December 31, 2016, we had $100.0 million in available borrowing capacity on our revolving credit line.

As of December 31, 2016, our long-term debt obligations, scheduled interest payments on long-term debt, future minimum lease obligations under non-cancelable operating and capital leases, scheduled interest payments under capital leases and other obligations for each period indicated are summarized as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	After 5 Years
Long-term debt (1)	$1,823.0	$5.7	$14.2	$11.4	$1,791.7
Scheduled interest payments on long-term debt (2)	$467.6	77.1	153.5	152.6	84.4
Operating lease obligations	$1,680.0	253.8	435.7	349.4	641.1
Capital lease obligations	$255.4	21.1	49.1	48.1	137.1
Scheduled interest payments on capital leases	$98.3	17.2	28.5	20.2	32.4
Purchase and other commitments (3)	$136.7	85.0	50.4	1.3	—
Current liability for uncertain tax positions (4)	$10.1	10.1	—	—	—

Total obligations	$4,471.1	$470.0	$731.4	$583.0	$2,686.7

(1)	Amounts are presented before adjusting for debt issuance costs.
(2)

Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates in effect on December 31, 2016. The average interest rates in effect on our fixed rate and variable rate debt are 5.0% and 3.0%, respectively, as of December 31, 2016.

(3)

Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of December 31, 2016, obligations under employment agreements and contractual purchase commitments.

(4)

The contractual obligations table excludes the long-term portion of our liability for uncertain tax positions of $8.1 million because we cannot make a reliable estimate of the timing of the related cash payments.

Off-Balance Sheet Arrangements

Other than the operating leases and purchase and other commitments disclosed in the tables above, we do not have any off-balance sheet arrangements.

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a seven year $700.0 million term loan and a five year $100.0 million revolving credit line (the “Credit Agreement”).

On May 8, 2015, Cinemark USA, Inc., our wholly-owned subsidiary, amended its Credit Agreement to extend the maturity of the $700.0 million term loan from December 2019 to May 2022. Subsequent to the amendment, quarterly principal payments in the amount of $1.8 million were due on the term loan through March 31, 2022, with the remaining principal of $635.3 million due on May 8, 2022. The Company incurred debt issue costs of approximately $6.9 million in connection with the amendment, which are reflected as a reduction of long term debt on the consolidated balance sheets. In addition, the Company incurred approximately $0.9 million in legal and other fees that are reflected as loss on debt amendments and refinancing on the consolidated statement of income for the year ended December 31, 2015.

On May 16, 2016, Cinemark USA, Inc. made a pre-payment of $13.5 million on its term loan using the net proceeds received from the sale of shares of RealD (see Note 6 to our consolidated financial statements). In accordance with the terms of the Credit Agreement, the pre-payment was applied first to the next four principal installments, and second, to the remaining installments pro-rata based on the remaining outstanding principal amount of such installments. Therefore, subsequent to the prepayment, quarterly payments in the amount of $1.4 million are due on the term loan beginning June 30, 2017 through March 31, 2022, with the remaining principal of $635.3 million due on May 8, 2022. The Company did not incur any fees as a result of the pre-payment.

On June 13, 2016 and December 15, 2016, Cinemark USA, Inc. amended its Credit Agreement to reduce the rate at which the term loan bears interest by 0.25% and then an additional 0.50%, respectively. The Company incurred debt issue costs of approximately $3.5 million in connection with these amendments, which are reflected as a reduction of long term debt on the consolidated balance sheet as of December 31, 2016. In addition, the Company incurred approximately $0.4 million in legal and other fees that are reflected as loss on debt amendments and refinancing on the consolidated statement of income for the year ended December 31, 2016.

Interest on the term loan accrues at Cinemark USA, Inc.’s option at: (A) the base rate equal to the greater of (1) the US “Prime Rate” as quoted in The Wall Street Journal or if no such rate is quoted therein, in a Federal Reserve Board statistical release, (2) the federal funds effective rate plus 0.50%, and (3) a one-month Eurodollar-based rate plus 1.0%, plus, in each case, a margin of 1.25% per annum, or (B) a Eurodollar-based rate for a period of 1, 2, 3, 6, 9 or 12 months plus a margin of 2.25% per annum. Interest on the revolving credit line accrues, at our option, at: (A) a base rate equal to the greater of (1) the US “Prime Rate” as quoted in The Wall Street Journal or if no such rate is quoted therein, in a Federal Reserve Board statistical release, (2) the federal funds effective rate plus 0.50%, and (3) a one-month Eurodollar-based rate plus 1.0%, plus, in each case, a margin that ranges from 1.00% to 1.75% per annum, or (B) a Eurodollar-based rate for a period of 1, 2, 3, 6, 9 or 12 months plus a margin that ranges from 2.00% to 2.75% per annum. The margin of the revolving credit line is determined by the consolidated net senior secured leverage ratio as defined in the Credit Agreement.

Cinemark USA, Inc.’s obligations under the Credit Agreement are guaranteed by Cinemark Holdings, Inc. and certain of Cinemark USA, Inc.’s domestic subsidiaries and are secured by mortgages on certain fee and leasehold properties and security interests in substantially all of Cinemark USA, Inc.’s and the guarantors’ personal property, including, without limitation, pledges of all of Cinemark USA, Inc.’s capital stock, all of the capital stock of certain of Cinemark USA, Inc.’s domestic subsidiaries and 65% of the voting stock of certain of its foreign subsidiaries.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on Cinemark USA, Inc.’s ability, and in certain instances, its subsidiaries’ and our ability, to consolidate or merge or liquidate, wind up or dissolve; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends or repurchase stock; and make capital expenditures and investments. If Cinemark USA, Inc. has borrowings outstanding on the revolving credit line, it is required to satisfy a consolidated net senior secured leverage ratio covenant as defined in the Credit Agreement.

The dividend restriction contained in the Credit Agreement prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Credit Agreement; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Credit Agreement, and (c) certain other defined amounts. As of December 31, 2016, Cinemark USA, Inc. could have distributed up to approximately $2,390.4 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the Credit Agreement, subject to its available cash and other borrowing restrictions outlined in the agreement.

At December 31, 2016, there was $663.8 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $100.0 million in available borrowing capacity on the revolving credit line. Cinemark USA, Inc. had no borrowings under the revolving credit line during the years ended December 31, 2015 or 2016. The average interest rate on outstanding term loan borrowings under the Credit Agreement at December 31, 2016 was approximately 3.0% per annum.

4.875% Senior Notes

On May 24, 2013, Cinemark USA, Inc. issued $530.0 million aggregate principal amount of 4.875% senior notes due 2023, at par value, (the “4.875% Senior Notes”). Interest on the 4.875% Senior Notes is payable on June 1 and December 1 of each year. The 4.875% Senior Notes mature on June 1, 2023.

On March 21, 2016, Cinemark USA, Inc. issued an additional $225.0 million aggregate principal amount of the 4.875% Senior Notes, at 99.0% of the principal amount plus accrued and unpaid interest from December 1, 2015. Proceeds, after payment of fees, were used to finance the redemption of Cinemark, USA, Inc.’s previously outstanding $200.0 million 7.375% senior subordinated notes due 2021 (the “7.375% Senior Subordinated Notes”), as discussed below. These additional notes have identical terms, other than the issue date, the issue price and the first interest payment date, and constitute part of the same series as Cinemark USA, Inc.’s existing 4.875% Senior Notes. The aggregate principal amount of $755.0 million of 4.875% Senior Notes mature on June 1, 2023. The Company incurred debt issue costs of approximately $3.7 million in connection with the issuance of the additional notes, which, along with the discount of $2.3 million, are reflected as a reduction of long term debt, net of accumulated amortization, on the consolidated balance sheet as of December 31, 2016.

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

The 4.875% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of Cinemark USA, Inc.’s subsidiaries that guarantee, assume or become liable with respect to any of Cinemark USA, Inc.’s or a guarantor’s debt. The 4.875% Senior Notes and the guarantees are senior unsecured obligations and rank equally in right of payment with all of Cinemark USA, Inc.’s and its guarantor’s existing and future senior unsecured debt and senior in right of payment to all of Cinemark USA, Inc.’s and its guarantor’s existing and future senior subordinated debt. The 4.875% Senior Notes and the guarantees are effectively subordinated to all of Cinemark USA, Inc.’s and its guarantor’s existing and future secured debt to the extent of the value of the assets securing such debt, including all borrowings under Cinemark USA, Inc.’s Credit Agreement. The 4.875% Senior Notes and the guarantees are structurally subordinated to all existing and future debt and other liabilities of Cinemark USA, Inc.’s subsidiaries that do not guarantee the 4.875% Senior Notes.

The indenture to the 4.875% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2016, Cinemark USA, Inc. could have distributed up to approximately $2,261.8 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 4.875% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 4.875% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 4.875% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2016 was approximately 6.3 to 1.

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

The 5.125% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of Cinemark USA, Inc.’s subsidiaries that guarantee, assume or become liable with respect to any of Cinemark USA, Inc.’s or a guarantor’s debt. The 5.125% Senior Notes and the guarantees are senior unsecured obligations and rank equally in right of payment with all of Cinemark USA, Inc.’s and its guarantor’s existing and future senior unsecured debt and senior in right of payment to all of Cinemark USA, Inc.’s and its guarantor’s existing and future subordinated debt. The 5.125% Senior Notes and the guarantees are effectively subordinated to all of Cinemark USA, Inc.’s and its guarantor’s existing and future secured debt to the extent of the value of the assets securing such debt, including all borrowings under Cinemark USA, Inc.’s Credit Agreement. The 5.125% Senior Notes and the guarantees are structurally subordinated to all existing and future debt and other liabilities of Cinemark USA, Inc.’s subsidiaries that do not guarantee the 5.125% Senior Notes.

The indenture to the 5.125% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and

(6) create liens. As of December 31, 2016, Cinemark USA, Inc. could have distributed up to approximately $2,266.5 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 5.125% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 5.125% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 5.125% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2015 was approximately 6.4 to 1.

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

On March 21, 2016, Cinemark USA, Inc. redeemed its Senior Subordinated Notes at a make-whole premium of approximately 104% plus accrued and unpaid interest, utilizing the proceeds from the issuance of the additional $225.0 million Cinemark USA, Inc. 4.875% Senior Notes discussed above. As a result of the redemption, the Company wrote-off approximately $2.4 million in unamortized debt issue costs, paid a make-whole premium of $9.4 million and paid other fees of $1.2 million, all of which are reflected in loss on debt amendments and refinancing during the year ended December 31, 2016.

Covenant Compliance

As of December 31, 2016, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

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

Category	Moody’s	Standard and Poor’s
Cinemark USA, Inc. Credit Agreement	Ba1	BBB-
Cinemark USA, Inc. 4.875% Senior Notes	B2	BB
Cinemark USA, Inc. 5.125% Senior Notes	B2	BB

With respect to the ratings issued by Moody’s as noted above, Moody’s defines these ratings as follows:

•	‘Ba1’ — Obligations rated Ba are judged to be speculative and are subject to substantial credit risk. The Prime-1 rating indicates the issuer has a superior ability to repay short-term debt.

•	‘B2’ — Obligations rated B are considered speculative and are subject to high credit risk. The Prime-2 portion of the rating indicates issuer has a strong ability to repay short-term debt.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). The purpose of ASU 2014-09 is to clarify the principles for recognizing revenue and create a common revenue standard for U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. The following subsequent Accounting Standards Updates either clarified or revised guidance set forth in ASU 2014-09:

•

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

•

In March 2016, the FASB issued Accounting Standards Update 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenues Gross versus Net), (“ASU 2016-08”). The purpose of ASU 2016-08 is to clarify the implementation of revenue recognition guidance related to principal versus agent considerations.

•

In April 2016, the FASB issued Accounting Standards Update 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, (“ASU 2016-10”). The purpose of ASU 2016-10 is to clarify certain aspects of identifying performance obligations and licensing implementation guidance.

•

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

•

In December 2016, the FASB issued Accounting Standards Update 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, (“ASU 2016-20”). The purpose of ASU 2016-20 is to amend certain narrow aspects of the guidance issued in ASU 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples.

The amendments in these accounting standards updates may be applied either using a modified retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective or retrospectively to each period presented. Early adoption is permitted. We will adopt the amendments within these accounting standards updates in the first quarter of 2018. We are currently evaluating the impact of these accounting standards updates on our consolidated financial statements, specifically with respect to our Exhibitor Services Agreement with NCM, loyalty program accounting, breakage income for stored value cards as well as other ancillary and contractual revenues.

In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with certain VIEs. ASU 2015-02 also provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015. Effective January 1, 2016, we adopted ASU 2015-02, which had no impact on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842), (“ASU 2016-02”). The purpose of ASU 2016-02 is to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. The adoption of ASU 2016-02 will result in the recognition of a right-of-use asset and a lease liability for most operating leases. New disclosure requirements include qualitative and quantitative information about the amounts recorded in the financial statements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 requires a modified retrospective transition by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective with the option to elect certain practical expedients. Early adoption is permitted. We are currently evaluating the impact of ASU 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-04, Liabilities — Extinguishment of Liabilities (Subtopic 405-20), (“ASU 2016-04”). The purpose of ASU 2016-04 is to provide a narrow scope exception to the guidance in Accounting Standards Codification (“ASC”) Subtopic 405-20 to require that breakage of liabilities associated with prepaid stored-value products be accounted for consistent with the breakage guidance in ASC Topic 606. ASU 2016-04 is effective for fiscal years beginning after December 15, 2017. The amendments in ASU 2016-04 may be applied either using a modified retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective or retrospectively to each period presented. Early adoption is permitted. We are currently evaluating the impact of ASU 2016-04 on our consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-07, Investments —Equity Method and Joint Ventures (Topic 323), (“ASU 2016-07”). The purpose of ASU 2016-07 is to eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment was held. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016. The amendments in ASU 2016-07 should be applied prospectively. Early adoption is permitted. We do not expect ASU 2016-07 to have an impact on our consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”). The purpose of ASU 2016-09 is to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of such activity on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that year. Prospective, retrospective, or modified retrospective application may be used dependent on the specific requirements of the amendments within ASU 2016-09. We will adopt ASU 2016-09 on a prospective basis during the first interim period of 2017. Upon adoption of ASU 2016-09, we will revise our future diluted earnings per share calculations to exclude the estimated tax benefits and deficiencies in the application of the treasury stock method, which will impact the number of dilutive shares included in the diluted earnings per share calculation. Excess tax benefits or deficiencies related to share based awards will be recognized as discrete items in the income statement during the period in which they occur. We will continue to estimate forfeitures for our share based awards after adoption of ASU 2016-09.

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments — a consensus of the FASB Emerging Issues Task Force, (“ASU 2016-15”). The purpose of ASU 2016-15 is to reduce the diversity in practice regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. A retrospective transition method should be used in the application of the amendments within ASU 2016-15. If retrospective application is considered impracticable, retrospective application may be used as of the earliest date practicable. Early adoption is permitted. We are currently evaluating the impact of ASU 2016-15 on our consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, (“ASU 2016-16”). The purpose of ASU 2016-16 is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. A modified retrospective transition method should be used in the application of the amendments within ASU 2016-16 with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Early adoption is permitted. We are currently evaluating the impact of ASU 2016-16 on our consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash — a consensus of the FASB Emerging Issues Task Force, (“ASU 2016-18”). The purpose of ASU 2016-18 is to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. Specifically, ASU 2016-18 requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. The amendments in ASU 2016-18 should be applied using a retrospective transition method to each period presented. Early adoption is permitted. We do not expect ASU 2016-18 to have an impact on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, (“ASU 2017-01”). The purpose of ASU 2017-01 is to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. The amendments in ASU 2017-01 should be applied prospectively on or after the effective date. Early adoption is permitted. We do not expect ASU 2017-01 to have an impact on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, (“ASU 2017-04”). The purpose of ASU 2017-04 is to simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within that year. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of ASU 2017-04 on our consolidated financial statements.

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

Interest Rate Risk

We are currently party to variable rate debt facilities. An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt facilities. At December 31, 2016, there was an aggregate of approximately $663.8 million of variable rate debt outstanding under these facilities. Based on the interest rates in effect on the variable rate debt outstanding at December 31, 2016, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $6.6 million.

The table below provides information about our fixed rate and variable rate long-term debt agreements as of December 31, 2016:

	Expected Maturity for the Twelve-Month Periods Ending December 31, (in millions)								Average Interest Rate
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed rate	$1.4	$1.4	$1.4	$—	$—	$1,155.0	$1,159.2	$1,180.6	5.0%
Variable rate	4.3	5.7	5.7	5.7	5.7	636.7	663.8	669.6	3.0%

Total debt (1)	$5.7	$7.1	$7.1	$5.7	$5.7	$1,791.7	$1,823.0	$1,850.2

(1)	Amounts are presented before adjusting for debt issuance costs.

Foreign Currency Exchange Rate Risk

We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and interior finish items and other operating supplies used by our international subsidiaries. A majority of the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for the subsidiary, which could impact future results of operations as reported. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our equity ownership in our international subsidiaries as of December 31, 2016, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed, would decrease the aggregate net book value of our investments in our international subsidiaries by approximately $62 million and would decrease the aggregate net income of our international subsidiaries for the years ended December  31, 2014, 2015 and 2016 by approximately $8 million, $7 million and $8 million, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2016, under the supervision and with the participation of our principal executive officer and principal financial officer, we carried out an evaluation required by the Exchange Act of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control framework and processes are designed to provide reasonable assurance to management and the board of directors regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements in accordance with the accounting principles generally accepted in the U.S. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). As a result of this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

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

Item 9B. Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cinemark Holdings, Inc.

Plano, Texas

We have audited the internal control over financial reporting of Cinemark Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 23, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 23, 2017

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference to the Company’s proxy statement for its annual stockholders meeting (under the headings “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance” and “Executive Officers”) to be held on May 25, 2017 and to be filed with the SEC within 120 days after December 31, 2016.

Item 11. Executive Compensation

Incorporated by reference to the Company’s proxy statement for its annual stockholders meeting (under the heading “Executive Compensation”) to be held on May 25, 2017 and to be filed with the SEC within 120 days after December  31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the Company’s proxy statement for its annual stockholders meeting (under the headings “Security Ownership of Certain Beneficial Owners and Management”) to be held on May 25, 2017 and to be filed with the SEC within 120 days after December 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the Company’s proxy statement for its annual stockholders meeting (under the heading “Certain Relationships and Related Party Transactions” and “Corporate Governance”) to be held on May 25, 2017 and to be filed with the SEC within 120 days after December  31, 2016.

Item 14. Principal Accounting Fees and Services

Incorporated by reference to the Company’s proxy statement for its annual stockholders meeting (under the heading “Board Committees — Audit Committee — Fees Paid to Independent Registered Public Accounting Firm”) to be held on May 25, 2017 and to be filed with the SEC within 120 days after December 31, 2016.

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

Dated: February 23, 2017	CINEMARK HOLDINGS, INC.

	BY:	/s/ Mark Zoradi
Mark Zoradi
Chief Executive Officer

	BY:	/s/ Sean Gamble
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

Name	Title	Date

/s/ Lee Roy Mitchell Lee Roy Mitchell	Chairman of the Board of Directors and Director	February 23, 2017

/s/ Mark Zoradi Mark Zoradi	Chief Executive Officer and Director (principal executive officer)	February 23, 2017

/s/ Sean Gamble Sean Gamble	Chief Financial Officer (principal financial and accounting officer)	February 23, 2017

/s/ Benjamin D. Chereskin Benjamin D. Chereskin	Director	February 23, 2017

/s/ Enrique F. Senior Enrique F. Senior	Director	February 23, 2017

/s/ Raymond W. Syufy Raymond W. Syufy	Director	February 23, 2017

/s/ Carlos M. Sepulveda Carlos M. Sepulveda	Director	February 23, 2017

Name	Title	Date

/s/ Steven Rosenberg Steven Rosenberg	Director	February 23, 2017

/s/ Nina Vaca Nina Vaca	Director	February 23, 2017

/s/ Darcy Antonellis Darcy Antonellis	Director	February 23, 2017

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cinemark Holdings, Inc.

Plano, Texas

We have audited the accompanying consolidated balance sheets of Cinemark Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2016, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cinemark Holdings, Inc. and subsidiaries as of December 31, 2015 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 23, 2017

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2015	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$588,539	$561,235
Inventories	15,954	16,961
Accounts receivable	74,287	74,993
Current income tax receivable	22,877	7,367
Prepaid expenses and other	13,494	15,761

Total current assets	715,151	676,317
Theatre properties and equipment
Land	95,479	103,080
Buildings	453,034	474,453
Property under capital lease	336,666	383,826
Theatre furniture and equipment	929,180	1,089,040
Leasehold interests and improvements	873,032	1,009,355

Total	2,687,391	3,059,754
Less accumulated depreciation and amortization	1,182,322	1,355,218

Theatre properties and equipment, net	1,505,069	1,704,536
Other assets
Goodwill	1,247,548	1,262,963
Intangible assets — net	339,644	334,899
Investment in NCM	183,755	189,995
Investments in and advances to affiliates	94,973	98,317
Long-term deferred tax asset	2,114	2,051
Deferred charges and other assets — net	38,243	37,555

Total other assets	1,906,277	1,925,780

Total assets	$4,126,497	$4,306,633

Liabilities and equity
Current liabilities
Current portion of long-term debt	$8,405	$5,671
Current portion of capital lease obligations	18,780	21,139
Current income tax payable	7,332	5,071
Current liability for uncertain tax positions	9,155	10,085
Accounts payable	108,844	110,172
Accrued film rentals	97,172	97,504
Accrued payroll	45,811	49,707
Accrued property taxes	31,719	33,043
Accrued other current liabilities	112,575	110,833

Total current liabilities	439,793	443,225
Long-term liabilities
Long-term debt, less current portion	1,772,930	1,782,441
Capital lease obligations, less current portion	208,952	234,281
Long-term deferred tax liability	139,905	135,014
Long-term liability for uncertain tax positions	7,853	8,105
Deferred lease expenses	43,333	42,378
Deferred revenue — NCM	342,134	343,928
Other long-term liabilities	60,784	44,301

Total long-term liabilities	2,575,891	2,590,448
Commitments and contingencies (see Note 17)
Equity
Cinemark Holdings, Inc.’s stockholders’ equity
Common stock, $0.001 par value: 300,000,000 shares authorized;
120,107,563 shares issued and 115,924,059 shares outstanding at December 31, 2015 and 120,657,254 shares issued and 116,210,252 shares outstanding at December 31, 2016	120	121
Additional paid-in-capital	1,113,219	1,128,442
Treasury stock, 4,183,504 and 4,447,002 common shares at cost at December 31, 2015 and December 31, 2016, respectively	(66,577)	(73,411)
Retained earnings	324,632	453,679
Accumulated other comprehensive loss	(271,686)	(247,013)

Total Cinemark Holdings, Inc.’s stockholders’ equity	1,099,708	1,261,818
Noncontrolling interests	11,105	11,142

Total equity	1,110,813	1,272,960

Total liabilities and equity	$4,126,497	$4,306,633

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2014, 2015 AND 2016

(In thousands, except per share data)

	2014	2015	2016
Revenues
Admissions	$1,644,169	$1,765,519	$1,789,137
Concession	845,376	936,970	990,103
Other	137,445	150,120	139,525

Total revenues	2,626,990	2,852,609	2,918,765
Cost of operations
Film rentals and advertising	856,388	945,640	962,655
Concession supplies	131,985	144,270	154,469
Salaries and wages	273,880	301,099	325,765
Facility lease expense	317,096	319,761	321,294
Utilities and other	335,109	355,801	355,926
General and administrative expenses	151,444	156,736	143,355
Depreciation and amortization	175,656	189,206	209,071
Impairment of long-lived assets	6,647	8,801	2,836
Loss on sale of assets and other	15,715	8,143	20,459

Total cost of operations	2,263,920	2,429,457	2,495,830

Operating income	363,070	423,152	422,935

Other income (expense)
Interest expense	(113,698)	(112,741)	(108,313)
Interest income	5,599	8,708	6,396
Foreign currency exchange gain (loss)	(6,192)	(16,793)	6,455
Loss on debt amendments and refinancing	—	(925)	(13,445)
Distributions from NCM	18,541	18,140	14,656
Equity in income of affiliates	22,743	28,126	31,962

Total other expense	(73,007)	(75,485)	(62,289)

Income before income taxes	290,063	347,667	360,646
Income taxes	96,064	128,939	103,819

Net income	193,999	218,728	256,827
Less: Net income attributable to noncontrolling interests	1,389	1,859	1,736

Net income attributable to Cinemark Holdings, Inc.	$192,610	$216,869	$255,091

Weighted average shares outstanding
Basic	114,653	115,080	115,508

Diluted	114,966	115,399	115,783

Earnings per share attributable to Cinemark Holdings, Inc.’s common stockholders:
Basic	$1.66	$1.87	$2.19

Diluted	$1.66	$1.87	$2.19

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2014, 2015 AND 2016

(In thousands)

	2014	2015	2016
Net income	$193,999	$218,728	$256,827

Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $1,759, $1,562 and $138, net of settlements	2,846	2,636	234
Unrealized gain (loss) due to fair value adjustments on available-for-sale securities, net of taxes of $1,479 and $572 and $0	2,507	(957)	—
Other comprehensive income (loss) in equity method investments	676	(3,119)	89
Foreign currency translation adjustments	(68,997)	(125,512)	26,394

Total other comprehensive income (loss), net of tax	(62,968)	(126,952)	26,717

Total comprehensive income, net of tax	131,031	91,776	283,544
Comprehensive income attributable to noncontrolling interests	(1,374)	(1,821)	(1,769)

Comprehensive income attributable to Cinemark Holdings, Inc.	$129,657	$89,955	$281,775

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2014, 2015 AND 2016

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in- Capital		Accumulated Other Comprehensive Loss	Total Cinemark Holdings, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Amount	Shares Acquired	Amount		Retained Earnings
Balance at Janaury 1, 2014	119,077	$119	(3,695)	$(51,946)	$1,079,304	$147,764	$(81,819)	$1,093,422	$8,995	$1,102,417
Issuance of restricted stock	270	—	—	—	—	—	—	—	—	—
Issuance of stock upon vesting of restricted stock units	396	1	—	—	—	—	—	1	—	1
Exercise of stock options	15	—	—	—	112	—	—	112	—	112
Restricted stock forfeitures and stock withholdings related to share based awards that vested during the year ended December 31, 2014	—	—	(362)	(9,861)	—	—	—	(9,861)	—	(9,861)
Share based awards compensation expense	—	—	—	—	12,818	—	—	12,818	—	12,818
Tax benefit related to stock option exercises and share based award vestings	—	—	—	—	2,806	—	—	2,806	—	2,806
Noncontrolling interests’ share of acquired subsidiary	—	—	—	—	—	—	—	—	346	346
Dividends paid to stockholders, $1.00 per share	—	—	—	—	—	(115,625)	—	(115,625)	—	(115,625)
Dividends accrued on unvested restricted stock unit awards	—	—	—	—	—	(530)	—	(530)	—	(530)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(386)	(386)
Net income	—	—	—	—	—	192,610	—	192,610	1,389	193,999
Other comprehensive loss	—	—	—	—	—	—	(62,953)	(62,953)	(15)	(62,968)

Balance at December 31, 2014	119,758	$120	(4,057)	$(61,807)	$1,095,040	$224,219	$(144,772)	$1,112,800	$10,329	$1,123,129
Issuance of restricted stock	226	—	—	—	—	—	—	—	—	—
Issuance of stock upon vesting of restricted stock units	124	—	—	—	—	—	—	—	—	—
Restricted stock forfeitures and stock withholdings related to share based awards that vested during the year ended December 31, 2015	—	—	(127)	(4,770)	—	—	—	(4,770)	—	(4,770)
Share based awards compensation expense	—	—	—	—	15,758	—	—	15,758	—	15,758
Tax benefit related to share based award vestings	—	—	—	—	2,421	—	—	2,421	—	2,421
Dividends paid to stockholders, $1.00 per share	—	—	—	—	—	(115,863)	—	(115,863)	—	(115,863)
Dividends accrued on unvested restricted stock unit awards	—	—	—	—	—	(593)	—	(593)	—	(593)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(1,045)	(1,045)
Net income	—	—	—	—	—	216,869	—	216,869	1,859	218,728
Other comprehensive loss	—	—	—	—	—	—	(126,914)	(126,914)	(38)	(126,952)

Balance at December 31, 2015	120,108	$120	(4,184)	$(66,577)	$1,113,219	$324,632	$(271,686)	$1,099,708	$11,105	$1,110,813
Issuance of restricted stock	334	1	—	—	—	—	—	1	—	1
Issuance of stock upon vesting of restricted stock units	215	—	—	—	—	—	—	—	—	—
Restricted stock forfeitures and stock withholdings related to share based awards that vested during the year ended December 31, 2016	—	—	(263)	(6,834)	—	—	—	(6,834)	—	(6,834)
Share based awards compensation expense	—	—	—	—	13,394	—	—	13,394	—	13,394
Tax benefit related to share based award vestings	—	—	—	—	1,856	—	—	1,856	—	1,856
Dividends paid to stockholders, $1.08 per share	—	—	—	—	—	(125,490)	—	(125,490)	—	(125,490)
Dividends accrued on unvested restricted stock unit awards	—	—	—	—	—	(554)	—	(554)	—	(554)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(1,309)	(1,309)
Buyout of noncontrolling interests’ share of Chilean subsidiary	—	—	—	—	(27)	—	—	(27)	(423)	(450)
Gain realized on available-for-sale securities, net of taxes of $1,180	—	—	—	—	—	—	(2,011)	(2,011)	—	(2,011)
Net income	—	—	—	—	—	255,091	—	255,091	1,736	256,827
Other comprehensive income	—	—	—	—	—	—	26,684	26,684	33	26,717

Balance at December 31, 2016	120,657	$121	(4,447)	$(73,411)	$1,128,442	$453,679	$(247,013)	$1,261,818	$11,142	$1,272,960

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2014, 2015 AND 2016

(In thousands)

	2014	2015	2016
Operating activities
Net income	$193,999	$218,728	$256,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	173,138	186,898	207,091
Amortization of intangible and other assets and favorable/unfavorable leases	2,518	2,308	1,980
Amortization of long-term prepaid rents	1,542	2,361	1,826
Amortization of debt issue costs	5,245	5,151	5,492
Amortization of deferred revenues, deferred lease incentives and other	(13,665)	(17,163)	(16,731)
Impairment of long-lived assets	6,647	8,801	2,836
Share based awards compensation expense	12,818	15,758	13,394
Loss on sale of assets and other	15,715	8,143	20,459
Write-off of unamortized debt issue costs associated with early retirement of debt	—	—	2,369
Deferred lease expenses	2,536	(1,806)	(990)
Equity in income of affiliates	(22,743)	(28,126)	(31,962)
Deferred income tax expenses	526	11,095	(5,467)
Distributions from equity investees	19,172	19,027	21,916
Changes in other assets and liabilities:
Inventories	400	(2,535)	(1,007)
Accounts receivable	33,804	(26,370)	(706)
Income tax receivable	(18,681)	(3,527)	15,510
Prepaid expenses and other	4,011	(2,557)	(2,267)
Deferred charges and other assets — net	19,713	8,126	(1,619)
Accounts payable and accrued expenses	32,570	43,827	(30,516)
Income tax payable	(15,685)	936	(2,261)
Liabilities for uncertain tax positions	(4,437)	1,315	1,182
Other long-term liabilities	5,491	5,481	(5,522)

Net cash provided by operating activities	454,634	455,871	451,834
Investing activities
Additions to theatre properties and equipment and other	(244,705)	(331,726)	(326,908)
Proceeds from sale of theatre properties and equipment and other	2,545	9,966	3,570
Acquisition of theatres in the U.S., net of cash acquired	(7,951)	—	(15,300)
Acquisition of theatre in Brazil	—	(2,651)	—
Acquisition of screen advertising business	(1,040)	—	(1,450)
Proceeds from sale of marketable securities	—	—	13,451
Investment in joint ventures and other	(2,188)	(3,711)	(1,132)

Net cash used for investing activities	(253,339)	(328,122)	(327,769)
Financing activities
Proceeds from stock option exercises	112	—	—
Payroll taxes paid as a result of restricted stock withholdings	(9,861)	(4,770)	(6,834)
Dividends paid to stockholders	(115,625)	(115,863)	(125,490)
Proceeds from issuance of Senior Notes, net of discount	—	—	222,750
Retirement of Senior Subordinated Notes	—	—	(200,000)
Repayments of long-term debt	(9,846)	(8,420)	(16,605)
Payment of debt issue costs	—	(6,957)	(7,217)
Payments on capital leases	(14,035)	(16,513)	(19,343)
Purchases of non-controlling interests	—	—	(450)
Other	2,422	1,376	554

Net cash used for financing activities	(146,833)	(151,147)	(152,635)
Effect of exchange rates on cash and cash equivalents	(15,522)	(26,932)	1,266

Increase (decrease) in cash and cash equivalents	38,940	(50,330)	(27,304)
Cash and cash equivalents:
Beginning of year	599,929	638,869	588,539

End of year	$638,869	$588,539	$561,235

Supplemental information (see Note 15)

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — Cinemark Holdings, Inc. and subsidiaries (the “Company”) operates in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curaçao and Paraguay.

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

Cash and Cash Equivalents — Cash and cash equivalents consist of operating funds held in financial institutions, petty cash held by the theatres and highly liquid investments with original maturities of three months or less when purchased. Cash investments are primarily in money market funds or other similar funds.

Accounts Receivable — Accounts receivable, which are recorded at net realizable value, consist primarily of receivables related to screen advertising, receivables related to discounted tickets sold to retail locations, receivables from landlords related to theatre construction, rebates earned from the Company’s beverage and other concession vendors and value-added and other non-income tax receivables.

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

(1)

Amortization of capital lease assets is included in depreciation and amortization expense on the consolidated statements of income. Accumulated amortization of capital lease assets as of December 31, 2015 and 2016 was $150,968 and $175,166, respectively.

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

The Company considers actual theatre level cash flows, budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, the impact of recent theatre

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

remodels or other substantial improvements, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the theatre’s useful life correlates with the available remaining lease period, which includes the probability the exercise of available renewal periods or extensions, for leased properties and the lesser of twenty years or the building’s remaining useful life for fee-owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When the estimated fair value is determined to be lower than the carrying value of the asset group, the asset group is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during 2014, 2015 and 2016. The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 8.

Goodwill and Other Intangible Assets — The Company evaluates goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable. The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. Management considers the reporting unit to be each of its nineteen regions in the U.S. and seven countries internationally with Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala considered one reporting unit (the Company does not have goodwill recorded for all of its international locations). Goodwill impairment was evaluated using a two-step approach during 2014, requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was eight times for the evaluations performed during 2014. As of December 31, 2014, the estimated fair value of the Company’s goodwill exceeded their carrying values by more than 10%.

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

For the year ended December 31, 2016, the Company performed a qualitative goodwill impairment assessment on all reporting units. Based on the qualitative assessment performed, the Company determined that it was not more likely than not that the fair value of the reporting units were less than their carrying values.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Tradename intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. During 2014, the Company estimated the fair value of its tradenames by applying an estimated market royalty rate that could be charged for the use of our tradename to forecasted future revenues, with an adjustment for the present value of such royalties. If the estimated fair value is less than the carrying value, the tradename intangible asset is written down to its estimated fair value. Significant judgment is involved in estimating market royalty rates and long-term revenue forecasts. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected revenue performance and industry trends. As of December 31, 2014, the estimated fair value of the Company’s tradename intangible assets exceeded their carrying values by more than 10%. For the year ended December 31, 2015, the Company performed a qualitative tradename intangible asset impairment assessment in accordance with ASU 2011-08. For the year ended December 31, 2016, the Company performed a qualitative assessment for all indefinite-lived tradename assets other than our tradename in Ecuador, for which the Company performed a quantitative assessment. The qualitative assessments included consideration of the Company’s historical and forecasted revenues and estimated royalty rates for each tradename intangible asset. Based on the qualitative assessments performed, the Company determined that it was not more likely than not that the fair values of tradename intangible assets were less than their carrying values as of December 31, 2015 and 2016. The quantitative test for our tradename in Ecuador included estimating the fair value of the tradename based on forecasted revenues for our Ecuador theatres multiplied by an estimated market royalty rate that could be charged for the use of the tradename, with an adjustment for the present value of such royalties. As of December 31, 2016, the estimated fair value of our tradename in Ecuador exceeded its carrying value by more than 10%.

For the year ended December 31, 2016, the Company also performed a quantitative test on our definite-lived tradename associated with the Rave theatres acquired in 2013. During the year ended December 31, 2016, the Company rebranded certain of these theatres with Cinemark signage as part of recliner conversions and other renovations. The Company estimated the fair value of the Rave tradename by applying an estimated market royalty rate that could be charged for the use of the tradename to forecasted future revenues for the theatres using the Rave tradename, with an adjustment for the present value of such royalties. As of December 31, 2016, the estimated fair value of the Rave tradename intangible asset exceeded their carrying value by more than 10%.

The table below summarizes the Company’s intangible assets and the amortization method used for each type of intangible asset:

Intangible Asset	Amortization Method
Goodwill	Indefinite-lived
Tradename	Indefinite-lived
Vendor contracts	Straight-line method over the terms of the underlying contracts. The remaining terms of the underlying contracts range from one to four years.
Favorable/unfavorable leases	Based on the pattern in which the economic benefits are realized over the terms of the lease agreements. The remaining terms of the lease agreements range from approximately three to twenty years.
Other intangible assets	Straight-line method over the terms of the underlying agreement or the expected useful life of the intangible asset. The remaining useful lives of these intangible assets range from two to ten years.

Deferred Charges and Other Assets — Deferred charges and other assets consist of long-term prepaid rents, construction and other deposits, equipment to be placed in service, and other assets of a long-term nature. Long-term prepaid rents represent prepayments of rent on operating leases. These payments are recognized as facility

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

lease expense over the period for which the rent was paid in advance as outlined in the lease agreements. The remaining amortization periods generally range from two to fifteen years.

Lease Accounting — The Company evaluates each lease for classification as either a capital lease or an operating lease. The Company records the lease as a capital lease at its inception if 1) the present value of future minimum lease payments exceeds 90% of the leased property’s estimated fair value; 2) the lease term exceeds 75% of the property’s estimated useful life; 3) the lease contains a bargain purchase option; or 4) ownership transfers to the Company at the end of the lease. The Company performs this evaluation at the inception of the lease and when a modification is made to a lease. If the lease agreement calls for a scheduled rent increase during the lease term, the Company recognizes the lease expense on a straight-line basis over the lease term. The Company determines the straight-line rent expense impact of an operating lease upon inception of the lease. For some new build theatres, the landlord is responsible for constructing a theatre using guidelines and specifications agreed to by the Company and assumes substantially all of the risk of construction. For other theatres, the Company is responsible for managing construction of the theatre and the landlord contributes an agreed upon amount to the costs of construction. If the Company concludes that it has substantially all of the construction period risks, it records a construction asset and related liability for the amount of total project costs incurred during the construction period. At the end of the construction period, the Company determines if the transaction qualifies for sale-leaseback accounting treatment in regards to lease classification. If the Company receives a lease incentive payment from a landlord, the Company records the proceeds as a deferred lease incentive liability and amortizes the liability as a reduction in rent expense over the initial term of the respective lease.

Deferred Revenues — Advances collected on long-term screen advertising, concession and other contracts are recorded as deferred revenues. In accordance with the terms of the agreements, the advances collected on such contracts are recognized during the period in which the advances are earned, which may differ from the period in which the advances are collected. These advances are recognized on either a straight-line basis over the term of the contracts or as such revenues are earned in accordance with the terms of the contracts. The remaining amortization periods generally range from one to twenty years.

Self-Insurance Reserves — The Company is self-insured for general liability claims subject to an annual cap. For the years ended December 31, 2014, 2015 and 2016, general liability claims were capped at $100 per occurrence with annual caps of approximately $2,670, $2,900 and $3,350, respectively. The Company was also self-insured for medical claims up to $125, $125 and $150 per occurrence for the years ended December 31, 2014, 2015, and 2016, respectively. The Company is fully insured for workers compensation claims. As of December 31, 2015 and 2016, the Company’s insurance reserves were $9,039 and $7,837, respectively, and are reflected in accrued other current liabilities in the consolidated balance sheets.

Revenue and Expense Recognition — Revenues are recognized when admissions and concession sales are received at the box office. Other revenues include screen advertising and other ancillary revenues such as vendor marketing promotions, meeting rentals and electronic video games located in the Company’s theatres. Screen advertising revenues are recognized over the period that the related advertising is delivered on-screen or in-theatre. The Company records proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognizes admissions or concession revenue when a holder redeems the card or certificate. The Company recognizes unredeemed gift cards and other advanced sale-type certificates as revenue only after such a period of time indicates, based on historical experience, the likelihood of redemption is remote, and based on applicable laws and regulations. In evaluating the likelihood of redemption, the Company considers the period outstanding, the level and frequency of activity, and the period of inactivity. As of December 31, 2015 and 2016, the Company’s liabilities for advanced sale-type certificates were approximately $68,158 and $70,247, respectively, and are reflected in accrued other current liabilities on the consolidated balance sheets. The

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Company recognized unredeemed gift cards and other advanced sale-type certificates as revenues in the amount of $12,233, $11,786 and $11,522 during the years ended December 31, 2014, 2015 and 2016, respectively.

Film rental costs are accrued based on the applicable box office receipts and either firm terms or a sliding scale formula, which are generally established prior to the opening of the film, or estimates of the final rate, which occurs at the conclusion of the film run, subject to the film licensing arrangement. Under a firm terms formula, the Company pays the distributor a percentage of box office receipts, which reflects either an aggregate rate for the life of the film or rates that decline over the term of the run. Under a sliding scale formula, film rental is paid as a percentage of box office revenues using a pre-determined matrix based upon box office performance of the film. The settlement process allows for negotiation of film rental fees upon the conclusion of the film run based upon how the film performs. Estimates are based on the expected success of a film. The success of a film can typically be determined a few weeks after a film is released when initial box office performance of the film is known. Accordingly, final settlements typically approximate estimates since box office receipts are known at the time the estimate is made and the expected success of a film can typically be estimated early in the film’s run. If actual settlements are different than those estimates, film rental costs are adjusted at the time of settlement.

Loyalty Programs — The Company launched its app-based Connections loyalty program for its domestic markets in February 2016. Customers earn points for initial sign-up and for various transactions as tracked within the app. Points may be redeemed for concessions items, concession discounts and experiential rewards, each of which are offered for limited periods of time and at varying times during the year. The Company has determined that the values of the rewards offered to the customer are insignificant to the original transactions required to earn such rewards and has applied the incremental cost approach to accounting for the rewards earned. The Company had approximately $0.8 million recorded in accrued other current liabilities for rewards earned and not yet redeemed as of December 31, 2016. We also have loyalty programs in certain of our international markets, which generally consist of the customer paying a membership fee in exchange for discounts during the membership period. The costs of these loyalty programs are not considered significant to the Company’s consolidated financial statements.

Accounting for Share Based Awards — The Company measures the cost of employee services received in exchange for an equity award based on the fair value of the award on the date of the grant. The grant date fair value is estimated using a market observed price. Such costs are recognized over the period during which an employee is required to provide service in exchange for the award (which is usually the vesting period). At the time of the grant, the Company also estimates the number of instruments that will ultimately be forfeited. See Note 14 for discussion of the Company’s share based awards and related compensation expense.

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

Segments — For the years ended December 31, 2014, 2015 and 2016, the Company managed its business under two reportable operating segments, U.S. markets and international markets. See Note 18.

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

Foreign Currency Translations — The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in the consolidated balance sheets in accumulated other comprehensive loss. See Note 12 for a summary of the translation adjustments recorded in accumulated other comprehensive loss for the years ended December 31, 2014, 2015 and 2016. The Company recognizes foreign currency transaction gains and losses when changes in exchange rates impact transactions, other than intercompany transactions of a long-term investment nature, that have been denominated in a currency other than the functional currency.

Fair Value Measurements — According to authoritative guidance, inputs used in fair value measurements fall into three different categories; Level 1, Level 2 and Level 3. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company had an interest rate swap agreement and investments in marketable securities that were adjusted to fair value on a recurring basis (quarterly). With respect to its interest rate swap agreement, the Company used the income approach to determine the fair value of its interest rate swap agreement and under this approach, the Company used projected future interest rates as provided by the counterparties to the interest rate swap agreement and the fixed rate that the Company was obligated to pay under the agreement. Therefore, the Company’s fair value measurements for its interest rate swap used significant unobservable inputs, which fall in Level 3. The interest rate swap agreement expired in April 2016. With respect to its investments in marketable securities, the Company used quoted market prices, which fall under Level 1 of the hierarchy. There were no changes in valuation techniques during the period and no transfers in or out of Level 1, Level 2 or Level 3 during the years ended December 31, 2014, 2015 or 2016. See Note 11 for further discussion of the Company’s fair value measurements. The Company also uses fair value measurements on a nonrecurring basis, primarily in the impairment evaluations for goodwill, intangible assets and other long-lived assets. See Goodwill and Other Intangible Assets and Theatre Properties and Equipment included above for discussion of such fair value measurements.

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

Accounting Reclassifications

The Company has reclassified $26,664 and $30,950 in expenses from film rentals and advertising costs to utilities and other costs on the consolidated statements of income for the years ended December 31, 2014 and 2015, respectively, to be consistent with the presentation for the year ended December 31, 2016. During the year ended December 31, 2016, the Company determined that reclassifying the expenses, which are related to the maintenance and monitoring of projection and sound equipment, results in a more clear presentation of film rentals and advertising costs.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). The purpose of ASU 2014-09 is to clarify the principles for recognizing revenue and create a common revenue standard for U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. The following subsequent Accounting Standards Updates either clarified or revised guidance set forth in ASU 2014-09:

•

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

•

In March 2016, the FASB issued Accounting Standards Update 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenues Gross versus Net), (“ASU 2016-08”). The purpose of ASU 2016-08 is to clarify the implementation of revenue recognition guidance related to principal versus agent considerations.

•

In April 2016, the FASB issued Accounting Standards Update 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, (“ASU 2016-10”). The purpose of ASU 2016-10 is to clarify certain aspects of identifying performance obligations and licensing implementation guidance.

•	In May 2016, the FASB issued Accounting Standards Update 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, (“ASU 2016-12”).

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The purpose of ASU 2016-12 is to address certain narrow aspects of ASC Topic 606 including assessing collectability, presentation of sales and other similar taxes, noncash considerations, contract modifications and completed contracts at transition.

•

In December 2016, the FASB issued Accounting Standards Update 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, (“ASU 2016-20”). The purpose of ASU 2016-20 is to amend certain narrow aspects of the guidance issued in ASU 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples.

The amendments in these accounting standards updates may be applied either using a modified retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective or retrospectively to each period presented. Early adoption is permitted. The Company will adopt the amendments within these accounting standards updates in the first quarter of 2018. The Company is currently evaluating the impact of these accounting standards updates on its consolidated financial statements, specifically with respect to the Company’s Exhibitor Services Agreement with NCM, loyalty program accounting, breakage income for stored value cards as well as other ancillary and contractual revenues.

In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with certain VIEs. ASU 2015-02 also provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015. Effective January 1, 2016, the Company adopted ASU 2015-02, which had no impact on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842), (“ASU 2016-02”). The purpose of ASU 2016-02 is to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. The adoption of ASU 2016-02 will result in the recognition of a right-of-use asset and a lease liability for most operating leases. New disclosure requirements include qualitative and quantitative information about the amounts recorded in the financial statements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 requires a modified retrospective transition by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective with the option to elect certain practical expedients. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-04, Liabilities — Extinguishment of Liabilities (Subtopic 405-20), (“ASU 2016-04”). The purpose of ASU 2016-04 is to provide a narrow scope exception to the guidance in Accounting Standards Codification (“ASC”) Subtopic 405-20 to require that breakage of liabilities associated with prepaid stored-value products be accounted for consistent with the breakage guidance in ASC Topic 606. ASU 2016-04 is effective for fiscal years beginning after December 15, 2017. The amendments in ASU 2016-04 may be applied either using a modified retrospective transition method

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective or retrospectively to each period presented. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-04 on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-07, Investments — Equity Method and Joint Ventures (Topic 323), (“ASU 2016-07”). The purpose of ASU 2016-07 is to eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment was held. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016. The amendments in ASU 2016-07 should be applied prospectively. Early adoption is permitted. The Company does not expect ASU 2016-07 to have an impact on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”). The purpose of ASU 2016-09 is to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of such activity on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that year. Prospective, retrospective, or modified retrospective application may be used dependent on the specific requirements of the amendments within ASU 2016-09. The Company will adopt ASU 2016-09 on a prospective basis during the first interim period of 2017. Upon adoption of ASU 2016-09, the Company will revise its future diluted earnings per share calculations to exclude the estimated tax benefits and deficiencies in the application of the treasury stock method, which will impact the number of dilutive shares included in the diluted earnings per share calculation. Excess tax benefits or deficiencies related to share based awards will be recognized as discrete items in the income statement during the period in which they occur. The Company will continue to estimate forfeitures for its share based awards after adoption of ASU 2016-09.

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments — a consensus of the FASB Emerging Issues Task Force, (“ASU 2016-15”). The purpose of ASU 2016-15 is to reduce the diversity in practice regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. A retrospective transition method should be used in the application of the amendments within ASU 2016-15. If retrospective application is considered impracticable, retrospective application may be used as of the earliest date practicable. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-15 on its consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, (“ASU 2016-16”). The purpose of ASU 2016-16 is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. A modified retrospective transition method should be used in the application of the amendments within ASU 2016-16 with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-16 on its consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash — a consensus of the FASB Emerging Issues Task Force, (“ASU 2016-18”). The

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

purpose of ASU 2016-18 is to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. Specifically, ASU 2016-18 requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. The amendments in ASU 2016-18 should be applied using a retrospective transition method to each period presented. Early adoption is permitted. The Company does not expect ASU 2016-18 to have an impact on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, (“ASU 2017-01”). The purpose of ASU 2017-01 is to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. The amendments in ASU 2017-01 should be applied prospectively on or after the effective date. Early adoption is permitted. The Company does not expect ASU 2017-01 to have an impact on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, (“ASU 2017-04”). The purpose of ASU 2017-04 is to simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within that year. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of ASU 2017-04 on its consolidated financial statements.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table presents computations of basic and diluted earnings per share under the two class method:

	Year ended December 31,
	2014	2015	2016
Numerator:
Net income attributable to Cinemark Holdings, Inc.	$192,610	$216,869	$255,091
Earnings allocated to participating share-based awards (1)	(1,345)	(1,306)	(1,187)

Net income attributable to common stockholders	$191,265	$215,563	$253,904

Denominator (shares in thousands):
Basic weighted average common stock outstanding	114,653	115,080	115,508
Common equivalent shares for restricted stock units	313	319	275

Diluted	114,966	115,399	115,783

Basic earnings per share attributable to common stockholders	$1.66	$1.87	$2.19

Diluted earnings per share attributable to common stockholders	$1.66	$1.87	$2.19

(1)

For the years ended December 31, 2014, 2015 and 2016, a weighted average of approximately 810 shares, 699 shares and 542 shares, of unvested restricted stock, respectively, are considered participating securities.

4.	DIVIDENDS

Below is a summary of dividends declared for the fiscal periods indicated.

Date Declared	Date of Record	Date Paid	Amount per Common Share (1)	Total Dividends (2)
02/14/14	03/04/14	03/19/14	$0.25	$29,015
05/22/14	06/06/14	06/20/14	$0.25	29,030
08/13/14	08/28/14	09/12/14	$0.25	29,032
11/12/14	12/02/14	12/11/14	$0.25	29,078

Total — Year ended December 31, 2014				$116,155

02/17/15	03/04/15	03/18/15	$0.25	$29,025
05/18/15	06/05/15	06/19/15	$0.25	29,075
08/20/15	08/31/15	09/11/15	$0.25	29,080
11/13/15	12/02/15	12/16/15	$0.25	29,276

Total — Year ended December 31, 2015				$116,456

02/24/16	03/07/16	03/18/16	$0.27	$31,544
05/26/16	06/08/16	06/22/16	$0.27	31,459
08/18/16	08/31/16	09/13/16	$0.27	31,473
11/16/16	12/02/16	12/16/16	$0.27	31,568

Total — Year ended December 31, 2016				$126,044

(1)	Beginning with the dividend declared on February 24, 2016, the Company’s board of directors raised the quarterly dividend to $0.27 per common share.
(2)	Of the dividends recorded during 2014, 2015 and 2016, $530, $593 and $554, respectively, were related to outstanding restricted stock units and will not be paid until such units vest. See Note 14.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

5.	INVESTMENT IN NATIONAL CINEMEDIA LLC

The Company has an investment in National CineMedia, LLC (“NCM”). NCM operates a digital in-theatre network in the U.S. for providing cinema advertising and non-film events. Upon joining NCM, the Company entered into an Exhibitor Services Agreement, or the ESA, with NCM, pursuant to which NCM provides advertising, promotion and event services to our theatres. On February 13, 2007, National CineMedia, Inc. (“NCMI”), an entity that serves as the sole manager of NCM, completed an IPO of its common stock. In connection with the NCMI initial public offering, the Company amended its operating agreement and the ESA with NCMI. The ESA modification reflected a shift from circuit share expense under the prior ESA, which obligated NCM to pay the Company a percentage of revenue, to a monthly theatre access fee, which significantly reduced the contractual amounts paid to us by NCM. The Company recorded the proceeds related to the ESA modification as deferred revenue, which is being amortized into other revenues over the life of the agreement using the units of revenue method. In consideration for NCM’s exclusive access to the Company’s theatre attendees for on-screen advertising and use of off-screen areas within the Company’s theatres for lobby entertainment and lobby promotions, the Company receives a monthly theatre access fee under the modified ESA. The theatre access fee is composed of a fixed payment per patron, initially seven cents, and a fixed payment per digital screen, which may be adjusted for certain reasons outlined in the modified ESA. The payment per theatre patron increases by 8% every five years, with the first such increase taking effect after the end of fiscal 2011, and the payment per digital screen, initially eight hundred dollars per digital screen per year, increases annually by 5%. For 2014, 2015 and 2016, the annual payment per digital screen was one thousand one hundred twenty-five dollars, one thousand one hundred eighty-two dollars and one thousand two hundred forty-one dollars, respectively. The theatre access fee paid in the aggregate to Regal Entertainment Group (“Regal”), AMC Entertainment, Inc. (“AMC”) and the Company will not be less than 12% of NCM’s Aggregate Advertising Revenue (as defined in the modified ESA), or it will be adjusted upward to reach this minimum payment. Additionally, with respect to any on-screen advertising time provided to the Company’s beverage concessionaire, the Company is required to purchase such time from NCM at a negotiated rate. The modified ESA has, except with respect to certain limited services, a remaining term of approximately 20 years.

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

Below is a summary of common units received by the Company under the Common Unit Adjustment Agreement during the years ended December 31, 2014, 2015 and 2016:

Event	Date Common Units Received	Number of Common Units Received	Fair Value of Common Units Received
2014 Annual common unit adjustment	03/27/14	557,631	$8,216
2015 Annual common unit adjustment	03/31/15	1,074,910	$15,421
2016 Annual common unit adjustment	03/31/16	753,598	$11,111

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

As of December 31, 2016, the Company owned a total of 26,384,644 common units of NCM, which represented an interest of approximately 19%. Each common unit is convertible into one share of NCMI common stock. The estimated fair value of the Company’s investment in NCM was approximately $388,646 as of December 31, 2016, based on NCMI’s stock price as of December 31, 2016 of $14.73 per share.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Summary of Activity with NCM

Below is a summary of activity with NCM included in the Company’s consolidated financial statements for the periods indicated.

	Investment in NCM	Deferred Revenue	Distributions from NCM	Equity in Earnings	Other Revenue	Other Comprehensive (Income) Loss	Cash Received
Balance as of January 1, 2014	$178,853	$(334,429)
Receipt of common units due to annual common unit adjustment	8,216	(8,216)	$—	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	(9,249)	—	9,249
Receipt of excess cash distributions	(12,574)	—	(14,778)	—	—	—	27,352
Receipt under tax receivable agreement	(2,594)	—	(3,763)	—	—	—	6,357
Equity in earnings	6,142	—	—	(6,142)	—	—	—
Equity in other comprehensive income	896	—	—	—	—	(896)	—
Amortization of deferred revenue	—	7,426	—	—	(7,426)	—	—

Balance as of and for the period ended December 31, 2014	$178,939	$(335,219)	$(18,541)	$(6,142)	$(16,675)	$(896)	$42,958

Receipt of common units due to annual common unit adjustment	15,421	(15,421)	$—	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	(11,330)	—	11,330
Receipt of excess cash distributions	(14,072)	—	(15,396)	—	—	—	29,468
Receipt under tax receivable agreement	(2,308)	—	(2,744)	—	—	—	5,052
Equity in earnings	8,510	—	—	(8,510)	—	—	—
Equity in other comprehensive loss	(2,735)	—	—	—	—	2,735	—
Amortization of deferred revenue	—	8,506	—	—	(8,506)	—	—

Balance as of and for the period ended December 31, 2015	$183,755	$(342,134)	$(18,140)	$(8,510)	$(19,836)	$2,735	$45,850

Receipt of common units due to annual common unit adjustment	11,111	(11,111)	$—	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	(11,048)	—	11,048
Receipt of excess cash distributions	(11,233)	—	(11,483)	—	—	—	22,716
Receipt under tax receivable agreement	(2,985)	—	(3,173)	—	—	—	6,158
Equity in earnings	9,347	—	—	(9,347)	—	—	—
Amortization of deferred revenue	—	9,317	—	—	(9,317)	—	—

Balance as of and for the period ended December 31, 2016	$189,995	$(343,928)	$(14,656)	$(9,347)	$(20,365)	$—	$39,922

(1)

Amounts include the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire. The amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire were approximately $11,489, $9,819 and $10,523 for the years ended December 31, 2014, 2015 and 2016, respectively.

On May 5, 2014, NCMI announced that it had entered into a merger agreement to acquire Screenvision, LLC. On November 3, 2014, the U.S. Department of Justice (“DOJ”) filed an antitrust lawsuit seeking to enjoin the proposed merger between NCMI and Screenvision, LLC. On March 16, 2015, NCMI announced that it had agreed with Screenvision, LLC to terminate the merger agreement. The termination of the merger agreement resulted in a $26.8 million termination payment to Screenvision by NCMI. NCM indemnified NCMI for the termination fee. The impact of the termination payment and related merger costs resulted in NCM not making an excess cash distribution to its shareholders for the first quarter of 2015 and reduced the distribution for the second quarter of 2016, as required by NCM’s Amended and Restated Operating Agreement

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company made payments to NCM of approximately $124, $50 and $49 during the years ended December 31, 2014, 2015 and 2016, respectively, related to installation of certain equipment used for digital advertising, which is included in theatre furniture and equipment on the consolidated balance sheets.

The tables below present summary financial information for NCM for the periods indicated (financial information for NCM’s fiscal year ended December 29, 2016 is not yet available):

	Year Ended		Nine Months Ended September 29, 2016
	January 1, 2015	December 31, 2015
Gross revenues	$393,994	$446,463	$305,101
Operating income	$159,624	$140,498	$100,911
Net income	$96,309	$87,474	$49,619

	As of December 31, 2015	As of September 29, 2016
Total assets	$782,579	$758,607
Total liabilities	$1,049,145	$1,007,704

6.	OTHER INVESTMENTS

Below is a summary of activity for each of the Company’s other investments for the periods indicated:

	DCIP	RealD	AC JV, LLC	DCDC	Other	Total
Balance at January 1, 2014	$38,033	$10,443	$6,426	$2,589	$2,166	$59,657
Cash contributions	2,188	—	—	—	—	2,188
Equity in income (loss)	15,279	—	1,473	(151)	—	16,601
Equity in other comprehensive loss	(219)	—	—	—	—	(219)
Unrealized holding gain	—	3,986	—	—	—	3,986
Cash distributions received	(4,004)	—	—	—	—	(4,004)
Other	—	—	—	—	(551)	(551)

Balance at December 31, 2014	$51,277	$14,429	$7,899	$2,438	$1,615	$77,658
Cash contributions	3,211	—	—	—	500	3,711
Equity in income	18,522	—	970	124	—	19,616
Equity in other comprehensive loss	(384)	—	—	—	—	(384)
Unrealized holding loss	—	(1,529)	—	—	—	(1,529)
Sale of investment in Taiwan (1)	—	—	—	—	(1,383)	(1,383)
Cash distributions received	(1,047)	—	(1,600)	—	—	(2,647)
Other	—	—	—	—	(69)	(69)

Balance at December 31, 2015	$71,579	$12,900	$7,269	$2,562	$663	$94,973
Cash contributions	717	—	—	—	—	717
Equity in income	21,434	—	311	870	—	22,615
Equity in other comprehensive income	89	—	—	—	—	89
Sale of investment(2)	—	(12,900)	—	—	—	(12,900)
Cash distributions received	(6,000)	—	(1,600)	(98)	—	(7,698)
Other	—	—	—	(584)	1,105	521

Balance at December 31, 2016	$87,819	$—	$5,980	$2,750	$1,768	$98,317

(1)	The Company sold its investment in a Taiwan joint venture for $2,634, resulting in a gain of $1,251, which is included in loss on sale of assets and other for the year ended December 31, 2015.
(2)	See further discussion of the sale of the investment held by the Company under RealD, Inc. below.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Digital Cinema Implementation Partners LLC (“DCIP”)

On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as DCIP to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. As of December 31, 2016, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting.

Below is summary financial information for DCIP as of and for the years ended December 31, 2014, 2015 and 2016.

	Year ended December 31,
	2014	2015	2016
Net operating revenue	$170,724	$171,203	$178,836
Operating income	$101,956	$103,449	$107,919
Net income	$61,293	$79,255	$89,152

	As of
	December 31, 2015	December 31, 2016
Total assets	$1,004,757	$906,377
Total liabilities	$675,192	$509,197

The digital projection systems are being leased from Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company, under an operating lease with an initial term of twelve years that contains ten one-year fair value renewal options. The equipment lease agreement also contains a fair value purchase option. Under the equipment lease agreement, the Company pays annual rent of one thousand dollars per digital projection system. The Company may also be subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the agreements. Certain of the other rent payments are subject to either a monthly or an annual maximum. As of December 31, 2016, the Company had 3,795 digital projection systems being leased under the master equipment lease agreement with Kasima. The Company had the following transactions with DCIP during the years ended December 31, 2014, 2015 and 2016:

	Year Ended December 31,
	2014	2015	2016
Equipment lease payments	$4,012	$4,474	$5,217
Warranty reimbursements from DCIP	$(3,169)	$(4,329)	$(6,091)
Management services fees	$782	$825	$825

RealD, Inc. (“RealD”)

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company owned 1,222,780 shares of RealD and accounted for its investment in RealD as a marketable security, specifically an available-for-sale security, in accordance with ASC Topic 320-10-35-1, therefore unrealized holding gains and losses were reported as a component of accumulated other comprehensive loss until realized.

On March 22, 2016, an affiliate of Rizvi Traverse Management, LLC acquired RealD for $11.00 per share. As a result of the transaction, the Company sold its shares for approximately $13,451 and recognized a gain of $3,742, which included the recognition of a cumulative unrealized holding gain of $3,191 previously recorded in accumulated other comprehensive loss. The gain is reflected within loss on sale of assets and other on the consolidated statement of income for the year ended December 31, 2016. The Company used the proceeds to make a pre-payment on its term loan in accordance with the terms of its senior secured credit facility (see Note 10).

AC JV, LLC

During December 2013, the Company, Regal, AMC (the “AC Founding Members”) and NCM entered into a series of agreements that resulted in the formation of AC JV, LLC (“AC”), a new joint venture that now owns “Fathom Events” (consisting of Fathom Events and Fathom Consumer Events) formerly operated by NCM. The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators to provide additional programs to augment their feature film schedule. The Fathom Consumer Events business includes live and pre-recorded concerts featuring contemporary music, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. The Company paid event fees to AC of $9,273, $11,440 and $10,871 for the years ended December 31, 2014, 2015 and 2016, respectively, which are included in film rentals and advertising costs on the consolidated statements of income.

AC was formed by the AC Founding Members and NCM. NCM, under a contribution agreement, contributed the assets associated with its Fathom Events division to AC in exchange for 97% ownership of the Class A Units of AC. Under a separate contribution agreement, the Founding Members each contributed cash of approximately $268 to AC in exchange for 1% of the Class A Units of AC. Subsequently, NCM and the Founding Members entered into a Membership Interest Purchase Agreement, under which NCM sold each of the Founding Members 31% of its Class A Units in AC, the aggregate value of which was determined to be $25,000, in exchange for a six-year Promissory Note. Each of the Founding Members’ Promissory Notes were originally for $8,333, bear interest at 5% per annum and require annual principal and interest payments. The remaining outstanding balance of the note payable from the Company to AC as of December 31, 2016 was $4,167.

Digital Cinema Distribution Coalition

The Company is a party to a joint venture with certain exhibitors and distributors called Digital Cinema Distribution Coalition (“DCDC”). DCDC operates a satellite distribution network that distributes all digital content to U.S. theatres via satellite. The Company has an approximate 14.6% ownership in DCDC. The Company paid approximately $741, $807 and $939 to DCDC during the years ended December 31, 2014, 2015 and 2016, respectively, related to content delivery services, which is included in film rentals and advertising costs on the consolidated statements of income.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

7.	GOODWILL AND OTHER INTANGIBLE ASSETS — NET

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at December 31, 2014 (1)	$1,156,556	$120,827	$1,277,383
Acquisition of Brazil theatre	—	356	356
Foreign currency translation adjustments	—	(30,191)	(30,191)

Balance at December 31, 2015 (1)	$1,156,556	$90,992	$1,247,548
Acquisition of U.S. theatres	7,607	—	7,607
Other acquisitions (2)	—	1,410	1,410
Foreign currency translation adjustments	—	6,398	6,398

Balance at December 31, 2016 (1)	$1,164,163	$98,800	$1,262,963

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.
(2)	Acquisition of screen advertising companies in Central America and Colombia.

As of December 31, intangible assets-net, consisted of the following:

	December 31, 2014	Amortization	Other (1)	December 31, 2015
Intangible assets with finite lives:
Gross carrying amount	$99,922	$—	$46	$99,968
Accumulated amortization	(52,232)	(5,716)	(1,758)	(59,706)

Total net intangible assets with finite lives	$47,690	$(5,716)	$(1,712)	$40,262
Intangible assets with indefinite lives:
Tradename	300,334	—	(952)	299,382

Total intangible assets — net	$348,024	$(5,716)	$(2,664)	$339,644

	December 31, 2015	Additions (2)	Amortization	Other (1)	December 31, 2016
Intangible assets with finite lives:
Gross carrying amount	$99,968	$503	$—	$(675)	$99,796
Accumulated amortization	(59,706)	—	(5,538)	638	(64,606)

Total net intangible assets with finite lives	$40,262	503	$(5,538)	$(37)	$35,190
Intangible assets with indefinite lives:
Tradename	299,382	—	—	327	299,709

Total intangible assets — net	$339,644	$503	$(5,538)	$290	$334,899

(1)

Activity for 2015 primarily consists of the write-off of intangible assets for closed theatres, the write-off of a vendor contract intangible asset, impairment of a favorable lease and foreign currency translation adjustments. Activity for 2016 includes the write-off of intangible assets for closed theatres and foreign currency translation adjustments.

(2)	Activity for 2016 reflects addition of non-compete agreement and favorable lease associated with theatres acquired in the U.S.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Estimated aggregate future amortization expense for intangible assets is as follows:

For the year ended December 31, 2017	$4,887
For the year ended December 31, 2018	4,835
For the year ended December 31, 2019	3,973
For the year ended December 31, 2020	4,304
For the year ended December 31, 2021	2,189
Thereafter	15,002

Total	$35,190

8.	IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. See Note 1 for discussion of the Company’s impairment policy.

The Company’s long-lived asset impairment losses are summarized in the following table:

	Year Ended December 31,
	2014	2015	2016
United States theatre properties	$6,168	$7,052	$1,929
International theatre properties	—	757	907

Subtotal	6,168	7,809	2,836
Intangible assets (see Note 7)	479	992	—

Impairment of long-lived assets	$6,647	$8,801	$2,836

The long-lived asset impairment charges recorded during each of the years presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. As of December 31, 2016, the estimated aggregate remaining fair value of the long-lived assets impaired during the year ended December 31, 2016 was approximately $1,595.

9.	DEFERRED CHARGES AND OTHER ASSETS — NET

As of December 31, deferred charges and other assets — net consisted of the following:

	December 31,
	2015	2016
Long-term prepaid rents	$4,278	$5,996
Construction and other deposits	8,459	10,881
Equipment to be placed in service	15,388	12,856
Other	10,118	7,822

Total	$38,243	$37,555

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

10.	LONG-TERM DEBT

As of December 31, long-term debt consisted of the following:

	December 31,
	2015	2016
Cinemark USA, Inc. term loan	$679,000	$663,799
Cinemark USA, Inc. 4.875% senior notes due 2023	530,000	755,000
Cinemark USA, Inc. 5.125% senior notes due 2022	400,000	400,000
Cinemark USA, Inc. 7.375% senior subordinated notes due 2021	200,000	—
Other (1)	5,572	4,167

Total long-term debt	1,814,572	1,822,966
Less current portion	8,405	5,671
Less debt issuance costs, net of accumulated amortization of $16,058 and $19,364, respectively	33,237	34,854

Long-term debt, less current portion	$1,772,930	$1,782,441

(1)	Primarily represents debt owed to NCM in relation to the recently-formed joint venture AC JV, LLC. See Note 6.

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a seven year $700,000 term loan and a five year $100,000 revolving credit line (the “Credit Agreement”).

On May 8, 2015, Cinemark USA, Inc., the Company’s wholly-owned subsidiary, amended its Credit Agreement to extend the maturity of the $700,000 term loan from December 2019 to May 2022. After the amendment, quarterly principal payments in the amount of $1,750 were due on the term loan through March 31, 2022, with the remaining principal of $635,250 due on May 8, 2022. The Company incurred debt issue costs of approximately $6,957 in connection with the amendment, which is reflected as a reduction of long-term debt on the consolidated balance sheets. In addition, the Company incurred approximately $925 in legal and other fees that are reflected as loss on debt amendments and refinancing on the consolidated statement of income for the year ended December 31, 2015.

On May 16, 2016, Cinemark USA, Inc. made a pre-payment of $13,451 on its term loan using the net proceeds received from the sale of shares of RealD (see Note 6). In accordance with the terms of the Credit Agreement, the pre-payment was applied first to the next four principal installments, and second, to the remaining installments pro-rata based on the remaining outstanding principal amount of such installments. Therefore, subsequent to the prepayment, quarterly payments in the amount of $1,427 are due on the term loan beginning June 30, 2017 through March 31, 2022, with the remaining principal of $635,250 due on May 8, 2022. The Company did not incur any fees as a result of the pre-payment.

On June 13, 2016 and December 15, 2016, Cinemark USA, Inc. amended its Credit Agreement to reduce the rate at which the term loan bears interest by 0.25% and then an additional 0.50%, respectively. The Company incurred debt issue costs of approximately $3,515 in connection with these amendments, which are reflected as a reduction of long term debt on the consolidated balance sheet as of December 31, 2016. In addition, the Company incurred approximately $410 in legal and other fees that are reflected as loss on debt amendments and refinancing on the consolidated statement of income for the year ended December 31, 2016.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Interest on the term loan accrues at Cinemark USA, Inc.’s option at: (A) the base rate equal to the greater of (1) the US “Prime Rate” as quoted in The Wall Street Journal or if no such rate is quoted therein, in a Federal Reserve Board statistical release, (2) the federal funds effective rate plus 0.50%, and (3) a one-month Eurodollar-based rate plus 1.0%, plus, in each case, a margin of 1.25% per annum, or (B) a Eurodollar-based rate for a period of 1, 2, 3, 6, 9 or 12 months plus a margin of 2.25% per annum. Interest on the revolving credit line accrues, at our option, at: (A) a base rate equal to the greater of (1) the US “Prime Rate” as quoted in The Wall Street Journal or if no such rate is quoted therein, in a Federal Reserve Board statistical release, (2) the federal funds effective rate plus 0.50%, and (3) a one-month Eurodollar-based rate plus 1.0%, plus, in each case, a margin that ranges from 1.00% to 1.75% per annum, or (B) a Eurodollar-based rate for a period of 1, 2, 3, 6, 9 or 12 months plus a margin that ranges from 2.00% to 2.75% per annum. The margin of the revolving credit line is determined by the consolidated net senior secured leverage ratio as defined in the Credit Agreement.

Cinemark USA, Inc.’s obligations under the Credit Agreement are guaranteed by Cinemark Holdings, Inc. and certain of Cinemark USA, Inc.’s domestic subsidiaries and are secured by mortgages on certain fee and leasehold properties and security interests in substantially all of Cinemark USA, Inc.’s and the guarantors’ personal property, including, without limitation, pledges of all of Cinemark USA, Inc.’s capital stock, all of the capital stock of certain of Cinemark USA, Inc.’s domestic subsidiaries and 65% of the voting stock of certain of its foreign subsidiaries.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on Cinemark USA, Inc.’s ability, and in certain instances, its subsidiaries’ and our ability, to consolidate or merge or liquidate, wind up or dissolve; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends or repurchase stock; and make capital expenditures and investments. If Cinemark USA, Inc. has borrowings outstanding on the revolving credit line, it is required to satisfy a consolidated net senior secured leverage ratio covenant as defined in the Credit Agreement.

The dividend restriction contained in the Credit Agreement prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Credit Agreement; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Credit Agreement, and (c) certain other defined amounts. As of December 31, 2016, Cinemark USA, Inc. could have distributed up to approximately $2,390,400 to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the Credit Agreement, subject to its available cash and other borrowing restrictions outlined in the agreement.

At December 31, 2016, there was $663,799 outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $100,000 in available borrowing capacity on the revolving credit line. Cinemark USA, Inc. had no borrowings under the revolving credit line during the years ended December 31, 2015 or 2016. The average interest rate on outstanding term loan borrowings under the Credit Agreement at December 31, 2016 was approximately 3.0% per annum.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

On March 21, 2016, Cinemark USA, Inc. issued an additional $225,000 aggregate principal amount of the 4.875% Senior Notes, at 99.0% of the principal amount plus accrued and unpaid interest from December 1, 2015. Proceeds, after payment of fees, were used to finance the redemption of Cinemark, USA, Inc.’s previously outstanding $200,000 7.375% senior subordinated notes due 2021 (the “7.375% Senior Subordinated Notes”), as discussed below. These additional notes have identical terms, other than the issue date, the issue price and the first interest payment date, and constitute part of the same series as Cinemark USA, Inc.’s existing 4.875% Senior Notes. The aggregate principal amount of $755,000 of 4.875% Senior Notes mature on June 1, 2023. The Company incurred debt issue costs of approximately $3,702 in connection with the issuance of the additional notes, which, along with the discount of $2,250, are reflected as a reduction of long term debt, net of accumulated amortization, on the consolidated balance sheet as of December 31, 2016.

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

The 4.875% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of Cinemark USA, Inc.’s subsidiaries that guarantee, assume or become liable with respect to any of Cinemark USA, Inc.’s or a guarantor’s debt. The 4.875% Senior Notes and the guarantees are senior unsecured obligations and rank equally in right of payment with all of Cinemark USA, Inc.’s and its guarantor’s existing and future senior unsecured debt and senior in right of payment to all of Cinemark USA, Inc.’s and its guarantor’s existing and future senior subordinated debt. The 4.875% Senior Notes and the guarantees are effectively subordinated to all of Cinemark USA, Inc.’s and its guarantor’s existing and future secured debt to the extent of the value of the assets securing such debt, including all borrowings under Cinemark USA, Inc.’s Credit Agreement. The 4.875% Senior Notes and the guarantees are structurally subordinated to all existing and future debt and other liabilities of Cinemark USA, Inc.’s subsidiaries that do not guarantee the 4.875% Senior Notes.

The indenture to the 4.875% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2016, Cinemark USA, Inc. could have distributed up to approximately $2,261,788 to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 4.875% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 4.875% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 4.875% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2016 was approximately 6.3 to 1.

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

The 5.125% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of Cinemark USA, Inc.’s subsidiaries that guarantee, assume or become liable with respect to any of Cinemark USA, Inc.’s or a guarantor’s debt. The 5.125% Senior Notes and the guarantees are senior unsecured obligations and rank equally in right of payment with all of Cinemark USA, Inc.’s and its guarantor’s existing and future senior unsecured debt and senior in right of payment to all of Cinemark USA, Inc.’s and its guarantor’s existing and future subordinated debt. The 5.125% Senior Notes and the guarantees are effectively subordinated to all of Cinemark USA, Inc.’s and its guarantor’s existing and future secured debt to the extent of the value of the assets securing such debt, including all borrowings under Cinemark USA, Inc.’s Credit Agreement. The 5.125% Senior Notes and the guarantees are structurally subordinated to all existing and future debt and other liabilities of Cinemark USA, Inc.’s subsidiaries that do not guarantee the 5.125% Senior Notes.

The indenture to the 5.125% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2016, Cinemark USA, Inc. could have distributed up to approximately $2,266,521 to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 5.125% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 5.125% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 5.125% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2015 was approximately 6.4 to 1.

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

On March 21, 2016, Cinemark USA, Inc. redeemed its Senior Subordinated Notes at a make-whole premium of approximately 104% plus accrued and unpaid interest, utilizing the proceeds from the issuance of the additional $225,000 Cinemark USA, Inc. 4.875% Senior Notes discussed above. As a result of the redemption, the Company wrote-off approximately $2,369 in unamortized debt issue costs, paid a make-whole premium of $9,444 and paid other fees of $1,222, all of which are reflected in loss on debt amendments and refinancing during the year ended December 31, 2016.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Fair Value of Long Term Debt

The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35. The carrying value of the Company’s long term debt was $1,814,572 and $1,822,966 as of December 31, 2015 and 2016, respectively, excluding debt issuance costs of $33,237 and $34,854, respectively. The fair value of the Company’s long term debt was $1,806,276 and $1,850,212 as of December 31, 2015 and 2016, respectively.

Covenant Compliance and Debt Maturity

As of December 31, 2016, the Company believes it was in full compliance with all agreements, including related covenants, governing its outstanding debt.

The Company’s long-term debt, excluding unamortized debt issuance costs, at December 31, 2016 matures as follows:

2017	$5,671
2018	7,099
2019	7,099
2020	5,710
2021	5,710
Thereafter	1,791,677

Total	$1,822,966

11.	FAIR VALUE MEASUREMENTS

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

As of December 31, 2016, the Company did not have any assets or liabilities measured at fair value on a recurring basis under FASB ASC Topic 820. Below is a summary of assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Carrying Value	Fair Value
Description		Level 1	Level 2	Level 3
Interest rate swap liabilities — current (1)	$(373)	$—	$—	$(373)
Investment in RealD (2)	$12,900	$12,900	$—	$—

(1)	The Company was previously party to an interest rate swap agreement. That agreement expired in April 2016.
(2)	The Company’s investment in RealD was sold in March of 2016. See discussion at Note 6.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a reconciliation of the beginning and ending balance for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Liabilities
	2015	2016
Beginning balances — January 1	$4,572	$373
Total (gain) loss included in accumulated other comprehensive loss	(155)	71
Settlements	(4,790)	(444)

Ending balances — December 31	$373	$—

The Company also uses the market approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 7 and Note 8). Additionally, the Company uses the market approach to estimate the fair value of its long-term debt (see Note 10). There were no changes in valuation techniques during the period. There were no transfers in or out of Level 1, Level 2 or Level 3 during the years ended December 31, 2014, 2015 and 2016.

12.	FOREIGN CURRENCY TRANSLATION

The accumulated other comprehensive loss account in stockholders’ equity of $271,686 and $247,013 at December 31, 2015 and 2016, respectively, includes the cumulative foreign currency losses of $273,407 and $247,046, respectively, from translating the financial statements of the Company’s international subsidiaries, the change in fair values of the Company’s interest rate swap agreements that were designated as hedges and the changes in fair value of the Company’s previously held available-for-sale securities.

All foreign countries where the Company has operations are non-highly inflationary and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.

Below is a summary of the impact of translating the financial statements of the Company’s international subsidiaries as of and for the years ended December 31, 2014, 2015 and 2016.

				Other Comprehensive
Country	Exchange Rates as of December 31,			Income (Loss) For Year Ended December 31,
	2014	2015	2016	2014	2015	2016
Brazil	2.69	3.96	3.26	$(30,723)	$(74,559)	$37,286
Argentina	8.55	12.95	16.04	(20,197)	(30,520)	(13,362)
Colombia	2,392.46	3,149.47	3,000.71	(7,632)	(8,043)	1,278
Chile	606.2	709.16	679.09	(5,580)	(6,572)	1,855
Peru	3.05	3.46	3.45	(2,785)	(4,882)	87
All other				(2,066)	(898)	(783)

				$(68,983)	$(125,474)	$26,361

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

13.	NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in subsidiaries of the Company were as follows at December 31:

	December 31,
	2015	2016
Cinemark Partners II — 24.6% interest (in one theatre)	$7,753	$8,249
Laredo Theatres — 25% interest (in two theatres)	1,761	1,695
Greeley Ltd. — 49% interest (in one theatre)	740	689
Other	851	509

Total	$11,105	$11,142

During December 2016 the Company purchased the remaining 25% noncontrolling interest of one of its Chilean subsidiaries, Flix Impirica S.A. (“Flix Impirica”), for approximately $450 in cash. The increase in the Company’s ownership interest in the Chilean subsidiary was accounted for as an equity transaction in accordance with ASC Topic 810-10-45-23. The Company recorded a decrease in additional paid-in-capital of approximately $27, which represented the difference between the cash paid and the book value of the Chilean subsidiary’s noncontrolling interest account, which was approximately $423. As a result of this transaction, the Company now owns 100% of the shares in Flix Impirica.

Below is a summary of the impact of changes in the Company’s ownership interest in its subsidiaries on its equity:

	Year ended December 31,
	2014	2015	2016
Net income attributable to Cinemark Holdings, Inc.	$192,610	$216,869	$255,091

Transfers from noncontrolling interests
Decrease in Cinemark Holdings, Inc. additional paid-in-capital for the buyout of Flix Impirica non-controlling interest	—	—	(27)

Net transfers from non-controlling interests	—	—	(27)

Change from net income attributable to Cinemark Holdings, Inc. and transfers from noncontrolling interests	$192,610	$216,869	$255,064

14.	CAPITAL STOCK

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

The Company’s ability to pay dividends is effectively limited by its status as a holding company and the terms of its subsidiary’s indentures and senior secured credit facility, which also significantly restricts the ability of certain of the Company’s subsidiaries to pay dividends directly or indirectly to the Company. See Note 10. Furthermore, certain of the Company’s foreign subsidiaries currently have a deficit in retained earnings which prevents the Company from declaring and paying dividends from those subsidiaries.

Treasury Stock — Treasury stock represents shares of common stock repurchased by the Company and not yet retired. The Company has applied the cost method in recording its treasury shares.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of the Company’s treasury stock activity for the years ended December 31, 2014, 2015 and 2016.

	Number of
	Treasury Shares	Cost
Balance at January 1, 2014	3,694,935	$51,946
Restricted stock forfeitures (1)	25,947	—
Restricted stock withholdings (2)	336,253	9,861

Balance at December 31, 2014	4,057,135	$61,807
Restricted stock forfeitures (1)	17,897	—
Restricted stock withholdings (2)	108,472	4,770

Balance at December 31, 2015	4,183,504	$66,577
Restricted stock forfeitures (1)	56,808	—
Restricted stock withholdings (2)(3)	206,690	6,834

Balance at December 31, 2016	4,447,002	$73,411

(1)	The Company repurchased forfeited and canceled restricted shares at a cost of $0.001 per share in accordance with the Company’s Amended and Restated 2006 Long Term Incentive Plan.
(2)	The Company withheld restricted shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting in restricted stock.
(3)	The Company determined the number of shares to be withheld based upon market values that ranged from $29.17 to $39.20 per share.

As of December 31, 2016, the Company had no plans to retire any shares of treasury stock.

Stock Options — There were 14,584 stock options outstanding as of January 1, 2014 with a weighted average price of $7.63 per share. All shares were exercised during the year ended December 31, 2014. The total intrinsic value of options exercised was $296. The Company recognized a tax benefit of approximately $124 related to the options exercised during the year ended December 31, 2014.

Restricted Stock — Below is a summary of restricted stock activity for the years ended December 31, 2014, 2015 and 2016:

	Year Ended December 31, 2014		Year Ended December 31, 2015		Year Ended December 31, 2016
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1	1,260,913	$21.86	878,897	$24.92	757,775	$30.73
Granted	269,774	$28.93	226,212	$42.79	335,707	$30.98
Vested	(625,843)	$20.53	(329,437)	$23.72	(430,056)	$26.60
Forfeited	(25,947)	$22.94	(17,897)	$27.58	(56,808)	$33.81

Outstanding at December 31	878,897	$24.92	757,775	$30.73	606,618	$33.51

During the year ended December 31, 2016, the Company granted 335,707 shares of restricted stock to directors and employees of the Company. The fair value of the restricted stock granted was determined based on the market value of the Company’s common stock on the date of grant, which ranged from $29.83 to $38.47 per

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

share. The Company assumed forfeiture rates ranging from 0% to 10% for the restricted stock awards. Restricted stock granted to directors vests over a one-year period. Restricted stock granted to employees vests over periods ranging from one year to four years based on continued service. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock award activity recorded for the periods indicated.

	Year Ended December 31,
	2014	2015	2016
Compensation expense recognized during the period	$9,534	$9,600	$8,250
Fair value of restricted shares that vested during the period	$18,773	$14,424	$14,662
Income tax deduction upon vesting of restricted stock awards	$5,625	$3,823	$5,555

As of December 31, 2016, the remaining unrecognized compensation expense related to these restricted stock awards was approximately $12,328. The weighted average period over which this remaining compensation expense will be recognized is approximately two years.

Restricted Stock Units — During the years ended December 31, 2014, 2015 and 2016, the Company granted restricted stock units representing 197,515, 142,917 and 253,661 hypothetical shares of common stock, respectively, to employees. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) for a two year measurement period, as defined in the award agreement, based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments (as defined in the restricted stock unit award agreement). The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity and vest on a prorata basis according to the IRR achieved by the Company during the performance period. As an example, if the Company achieves an IRR equal to 11.0% for the 2014 grant, the number of restricted stock units that shall vest will be greater than the target but less than the maximum number that would have vested had the Company achieved the highest IRR. All payouts of restricted stock units that vest will be subject to an additional service requirement and will be paid in the form of common stock if the participant continues to provide services through the fourth anniversary of the grant date.

The financial performance factors and respective vesting rates for each of the 2014, 2015 and 2016 grants are as follows:

	Year Ended December 31,			Percentage of Shares Vesting
	2014	2015	2016
Threshold IRR	8.5%	7.5%	6.0%	33.3%
Target IRR	10.5%	9.5%	8.0%	66.6%
Maximum IRR	12.5%	11.5%	10.0%	100%

At the time of each of the restricted stock unit grants, the Company assumes the IRR level to be reached for the defined measurement period will be the mid-point IRR level in determining the amount of compensation expense to record for such grants. If and when additional information becomes available to indicate that something other than the mid-point IRR level will be achieved, the Company adjusts compensation expense on a prospective basis over the remaining service period. The Company assumed forfeiture rates ranging from 0% to 13% for the restricted stock unit awards granted during 2016. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards vest.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a table summarizing the potential number of units that could vest under restricted stock unit awards granted during the years ended December 31, 2014, 2015 and 2016 at each of the three levels of financial performance (excluding forfeitures):

	Granted During the Year Ended December 31,
	2014		2015		2016
	Number of Units	Value at Grant (1)	Number of Units	Value at Grant (1)	Number of Units	Value at Grant (1)
at threshold IRR	65,832	$1,879	47,640	$2,057	84,554	$2,522
at target IRR	131,683	$3,758	95,282	$4,115	169,107	$5,044
at maximum IRR	197,515	$5,637	142,917	$6,173	253,661	$7,568

(1)	The grant date fair values for units issued during the years ended December 31, 2014, 2015, and 2016 were $28.54, $43.19 and $29.83, respectively.

Below is a summary of activity for restricted stock unit awards for the periods indicated:

	Year Ended December 31,
	2014	2015	2016
Number of restricted stock unit awards that vested during the period	395,751	123,769	213,984
Fair value of restricted stock unit awards that vested during the period	$11,420	$5,483	$7,260
Accumulated dividends paid upon vesting of restricted stock unit awards	$1,352	$442	$662
Income tax benefit recognized upon vesting of restricted stock unit awards	$4,796	$2,303	$3,049
Compensation expense recognized during the period	$3,284	$6,158	$5,144

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

During the year ended December 31, 2016, the Compensation Committee of the Board of Directors approved a modification to the 2015 restricted stock unit grants. The modification resulted in a cap on the foreign currency exchange rate devaluation impact to be used in calculating the IRR for the respective measurement periods. The Company revalued each of the grants based on the Company’s stock price at the date of modification, which was $37.98. The modifications resulted in incremental compensation expense of approximately $562 for the year ended December 31, 2016.

As of December 31, 2016, the Company had restricted stock units outstanding that represented a total 557,077 hypothetical shares of common stock, net of actual cumulative forfeitures of 30,598 units, assuming the maximum IRR is achieved for all of the outstanding restricted stock unit awards.

As of December 31, 2016, the remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $6,791, which reflects the maximum IRR level that was achieved for the 2013 and 2014 grants, the maximum IRR level that was achieved for the 2015 grants and an IRR level of 8.0% that is estimated to be achieved for the 2016 grant. The weighted average period over which this remaining compensation expense will be recognized is approximately two years.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

15.	SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows:

	Year Ended December 31,
	2014	2015	2016
Cash paid for interest	$107,926	$105,155	$108,101
Cash paid for income taxes, net of refunds received	$122,972	$108,435	$93,368
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$(1,225)	$2,491	$(29,471)
Theatre properties and equipment acquired under capital lease	$19,908	$36,544	$33,282
Investment in NCM — receipt of common units (see Note 5)	$8,216	$15,421	$11,111
Dividends accrued on unvested restricted stock unit awards	$(530)	$(593)	$(554)
Receipt of promissory note related to sale of investment in a Taiwan joint venture	$—	$2,304	$—

(1)	Additions to theatre properties and equipment included in accounts payable as of December 31, 2015 and 2016 were $11,154 and $40,625, respectively.

16.	INCOME TAXES

Income before income taxes consisted of the following:

	Year Ended December 31,
	2014	2015	2016
Income before income taxes:
U.S.	$205,521	$259,652	$274,756
Foreign	84,542	88,015	85,890

Total	$290,063	$347,667	$360,646

Current and deferred income taxes were as follows:

	Year Ended December 31,
	2014	2015	2016
Current:
Federal	$61,732	$71,288	$65,303
Foreign	27,681	35,874	32,047
State	6,125	10,682	11,936

Total current expense	$95,538	$117,844	$109,286

Deferred:
Federal	$6,322	$10,420	$(13,667)
Foreign	(6,437)	(3,339)	1,674
State	641	4,014	6,526

Total deferred taxes	526	11,095	(5,467)

Income taxes	$96,064	$128,939	$103,819

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

A reconciliation between income tax expense and taxes computed by applying the applicable statutory federal income tax rate to income before income taxes follows:

	Year Ended December 31,
	2014	2015	2016
Computed statutory tax expense	$101,522	$121,683	$126,226
Foreign inflation adjustments	641	(1,295)	(281)
State and local income taxes, net of federal income tax impact	4,549	9,559	11,999
Foreign losses not benefited and changes in valuation allowance	(275)	(2,408)	(34,757)
Foreign tax rate differential	(2,125)	(2,660)	(942)
Foreign dividends	1,083	—	68,684
Foreign tax credits	—	—	(62,815)
Sale of Mexican subsidiaries and related changes in intangible assets	(10,065)	—	—
Changes in uncertain tax positions	(1,540)	3,717	921
Other — net	2,274	343	(5,216)

Income taxes	$96,064	$128,939	$103,819

The Company reinvests the accumulated undistributed earnings of its non-U.S. subsidiaries. As of December 31, 2016, the Company has not provided deferred taxes on approximately $251,000 of accumulated undistributed earnings of non-U.S. subsidiaries, as it is the Company’s policy to indefinitely reinvest these earnings in non-U.S. operations. However, the Company may periodically repatriate a portion of these earnings to the extent that it does not incur an additional U.S. tax liability. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested accumulated earnings is not practicable.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Deferred Income Taxes

The tax effects of significant temporary differences and tax loss and tax credit carryforwards comprising the net long-term deferred income tax liabilities as of December 31, 2015 and 2016 consisted of the following:

	December 31,
	2015	2016
Deferred liabilities:
Theatre properties and equipment	$141,155	$176,781
Tax impact of items in accumulated other comprehensive loss	158	—
Intangible asset — other	28,889	36,052
Intangible asset — tradenames	112,413	112,747
Investment in partnerships	108,733	107,066

Total deferred liabilities	391,348	432,646

Deferred assets:
Deferred lease expenses	26,966	24,026
Exchange (gain) loss	3,736	(731)
Deferred revenue — NCM	128,642	130,005
Capital lease obligations	75,966	85,721
Tax loss carryforwards	7,379	7,396
Alternative minimum tax and other credit carryforwards	41,300	56,520
Other expenses, not currently deductible for tax purposes	20,204	11,270

Total deferred assets	304,193	314,207

Net deferred income tax liability before valuation allowance	87,155	118,439
Valuation allowance against deferred assets — non-current	50,636	14,524

Net deferred income tax liability	$137,791	$132,963

Net deferred tax liability — Foreign	$4,212	$7,571
Net deferred tax liability — U.S.	133,579	125,392

Total	$137,791	$132,963

The Company’s foreign tax credit carryforwards began to expire in 2015. Some foreign net operating losses will expire in the next reporting period; however, some losses may be carried forward indefinitely. State net operating losses may be carried forward for periods of between five and twenty years with the last expiring year being 2036.

The Company’s valuation allowance changed from $50,636 at December 31, 2015 to $14,524 at December 31, 2016. The decrease was a result of the implementation of a foreign holding and financing structure, which increased the Company’s ability to use foreign tax credits that previously had a full valuation allowance.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Uncertain Tax Positions

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties, for the years ended December 31, 2014, 2015 and 2016:

	Year Ended December 31,
	2014	2015	2016
Balance at January 1,	$18,780	$16,515	$17,133
Gross increases — tax positions in prior periods	10	40	13
Gross decreases — tax positions in prior periods	(2,379)	—	—
Gross increases — current period tax positions	1,324	2,112	923
Settlements	(963)	(871)	(924)
Foreign currency translation adjustments	(257)	(663)	258

Balance at December 31,	$16,515	$17,133	$17,403

The Company had $17,008 and $18,190 of unrecognized tax benefits, including interest and penalties, as of December 31, 2015 and 2016, respectively. Of these amounts, $17,008 and $18,190 represent the amount of unrecognized tax benefits that if recognized would impact the effective income tax rate for the years ended December 31, 2015 and 2016, respectively. The Company had $3,198 and $4,111 accrued for interest and penalties as of December 31, 2015 and 2016, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in certain state and foreign jurisdictions and are routinely under audit by many different tax authorities. The Company believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. The Company is no longer subject to income tax audits from the Internal Revenue Service for years before 2013. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2012. Certain state returns were amended as a result of the Internal Revenue Service examination closures for 2007 through 2009, and the statutes remain open for those amendments. The Company is no longer subject to non-U.S. income tax examinations by tax authorities in its major non-U.S. tax jurisdictions for years before 2004.

The Company is currently under audit in the non-U.S. tax jurisdictions of Brazil and Chile. The Company believes that it is reasonably possible that the Chile audit will be completed within the next twelve months.

17.	COMMITMENTS AND CONTINGENCIES

Leases — The Company conducts a significant part of its theatre operations in leased properties under noncancelable operating and capital leases with terms generally ranging from 10 to 25 years. In addition to the minimum annual lease payments, some of the leases provide for contingent rentals based on operating results of the theatre and most require the payment of taxes, insurance and other costs applicable to the property. The Company can renew, at its option, a substantial portion of the leases at defined or then market rental rates for various periods. Some leases also provide for escalating rent payments throughout the lease term. A liability for deferred lease expenses of $43,333 and $42,378 at December 31, 2015 and 2016, respectively, has been provided

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

to account for lease expenses on a straight-line basis, where lease payments are not made on such a basis. Theatre rent expense was as follows:

	Year Ended December 31,
	2014	2015	2016
Fixed rent expense	$237,891	$240,057	$242,927
Contingent rent and other facility lease expenses	79,205	79,704	78,367

Total facility lease expense	$317,096	$319,761	$321,294

Future minimum lease payments under noncancelable operating and capital leases that have initial or remaining terms in excess of one year at December 31, 2016 are due as follows:

	Operating Leases	Capital Leases
2017	$253,824	$38,375
2018	231,489	39,104
2019	204,231	38,519
2020	185,508	37,647
2021	163,938	30,636
Thereafter	641,069	169,425

Total	$1,680,059	353,706

Amounts representing interest payments		(98,286)

Present value of future minimum payments		255,420
Current portion of capital lease obligations		(21,139)

Capital lease obligations, less current portion		$234,281

Employment Agreements — On August 20, 2015, the Company’s board of directors announced Mr. Mark Zoradi as the Company’s Chief Executive Officer. The Company and Mr. Zoradi entered into an employment agreement effective as of August 24, 2015. The Company has employment agreements with Lee Roy Mitchell, Mark Zoradi, Sean Gamble, Valmir Fernandes, Michael Cavalier and Rob Carmony. The employment agreements are subject to automatic extensions for a one-year period, unless the employment agreements are terminated. The base salaries stipulated in the employment agreements are subject to review at least annually during the term of the agreements for increase (but not decrease) by the Company’s Compensation Committee. Management personnel subject to these employment agreements are eligible to receive annual cash incentive bonuses upon the Company meeting certain performance targets established by the Compensation Committee within the first 90 days of the fiscal year.

Effective March 4, 2016, the Company’s former President and Chief Operating Officer, Robert Copple, resigned with good reason as defined within his employment agreement. The Company paid Mr. Copple the payments and benefits pursuant to the terms set forth in his employment agreement. The Company’s post-termination obligations, such as providing continued participation in the Company’s welfare benefit plans and insurance programs, remain in effect for a limited period of time under the employment agreement. All expenses incurred by the Company in relation to the resignation are reflected in general and administrative expenses for the year ended December 31, 2016.

The Company’s employment agreement with Mr. Tim Warner, the Company’s former CEO, terminated on April 1, 2016.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Retirement Savings Plan — The Company has a 401(k) retirement savings plan (“401(k) Plan”) for the benefit of all employees and makes matching contributions as determined annually in accordance with the 401(k) Plan. Employer matching contribution payments of $3,043 and $3,187 were made in 2015 (for plan year 2014) and 2016 (for plan year 2015), respectively. A liability of approximately $3,522 has been recorded at December 31, 2016 for employer contribution payments to be made in 2017 (for plan year 2016).

Legal Proceedings — Joseph Amey, et al. v. Cinemark USA, Inc., Case No. 3:13cv05669, In the United States District Court for the Northern District of California, San Francisco Division. The case presents putative class action claims for damages and attorney’s fees arising from employee wage and hour claims under California law for alleged meal period, rest break, reporting time pay, unpaid wages, pay upon termination, and wage statements violations. The claims are also asserted as a representative action under the California Private Attorney General Act (“PAGA”). The Company denies the claims, denies that class certification is appropriate and denies that a PAGA representative action is appropriate, and is vigorously defending against the claims. The Company denies any violation of law and plans to vigorously defend against all claims. The Court recently determined that class certification is not appropriate and determined that a PAGA representative action is not appropriate. The plaintiff has appealed these rulings. The Company is unable to predict the outcome of the litigation or the range of potential loss.

Flagship Theatres of Palm Desert, LLC d/b/a Cinemas Palme D’Or v. Century Theatres, Inc., and Cinemark USA, Inc.; Superior Court of the State of California, County of Los Angeles. Plaintiff in this case alleges that the Company violated California antitrust and unfair competition laws by engaging in “circuit dealing” with various motion picture distributors and tortuously interfered with Plaintiff’s business relationships. Plaintiff seeks compensatory damages, trebling of those damages under California law, punitive damages, injunctive relief, attorneys’ fees, costs and interest. Plaintiff also alleges that the Company’s conduct ultimately resulted in closure of its theatre in June 2016. The Company denied the allegations. In 2008, the Company moved for summary judgment on Plaintiff’s claims, arguing primarily that clearances between the theatres at issue were lawful and that Plaintiff lacked proof sufficient to support certain technical elements of its antitrust claims. The trial court granted that motion and dismissed Plaintiff’s claims. Plaintiff appealed and, in 2011, the Court of Appeal reversed, holding, among other things, that Plaintiff’s claims were not about the illegality of clearances but were focused, instead, on “circuit dealing.” Having re-framed the claims in that manner, the Court of Appeal held that the trial court’s decision to limit discovery to the market where the theatres at issue operated was an error, as “circuit dealing” necessarily involves activities in different markets. Upon return to the trial court, the parties engaged in additional, broadened discovery related to Plaintiff’s “circuit dealing” claim. Thereafter, the Company moved again for summary judgment on all of Plaintiff’s claims. That new motion for summary judgment was pending when, on or about April 11, 2014, the trial court granted the Company’s motion for terminating sanctions and entered a judgment dismissing the case with prejudice. Plaintiff then appealed that second dismissal, seeking to have the judgment reversed and the case remanded to the trial court. The Court of Appeal issued a ruling on May 24, 2016, reversing the granting of terminating sanctions and instead imposed a lesser evidentiary and damages preclusion sanction. The case returned to the trial court on October 6, 2016. The Company has denied Plaintiff’s allegations and is vigorously defending these claims. The Company is unable to predict the outcome of this litigation or the range of potential loss.

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

Below is a breakdown of select financial information by reportable operating segment:

	Year Ended December 31,
	2014	2015	2016
Revenues:
U.S.	$1,934,990	$2,137,733	$2,230,693
International	704,623	728,735	701,573
Eliminations	(12,623)	(13,859)	(13,501)

Total revenues	$2,626,990	$2,852,609	$2,918,765

	Year Ended December 31,
	2014	2015	2016
Adjusted EBITDA (1):
U.S.	$456,035	$516,366	$548,413
International	159,662	166,416	157,690

Total Adjusted EBITDA	$615,697	$682,782	$706,103

	Year Ended December 31,
	2014	2015	2016
Capital expenditures:
U.S.	$148,532	$223,213	$242,271
International	96,173	108,513	84,637

Total capital expenditures	$244,705	$331,726	$326,908

(1)	Distributions from NCM are reported entirely within the U.S. operating segment

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Year Ended December 31,
	2014	2015	2016
Net income	$193,999	$218,728	$256,827
Add (deduct):
Income taxes	96,064	128,939	103,819
Interest expense (1)	113,698	112,741	108,313
Loss on debt amendments and refinancing	—	925	13,445
Other income (2)	(22,150)	(20,041)	(44,813)
Other cash distributions from equity investees (3)	19,172	19,027	21,916
Depreciation and amortization	175,656	189,206	209,071
Impairment of long-lived assets	6,647	8,801	2,836
Loss on sale of assets and other	15,715	8,143	20,459
Deferred lease expenses	2,536	(1,806)	(990)
Amortization of long-term prepaid rents	1,542	2,361	1,826
Share based awards compensation expense	12,818	15,758	13,394

Adjusted EBITDA	$615,697	$682,782	$706,103

(1)	Includes amortization of debt issue costs.
(2)	Includes interest income, foreign currency exchange gain (loss), and equity in income of affiliates and excludes distributions from NCM.
(3)

Includes cash distributions received from equity investees that were recorded as a reduction of the respective investment balances. In an effort to more closely align our reported Adjusted EBITDA with our operating cash flow, which provides our chief operating decision maker with more comprehensive cash flow information, beginning with the year ended December 31, 2016, Adjusted EBITDA now includes total cash distributions received from equity investees, including the cash distributions recorded as a reduction of the respective investment balance. Adjusted EBITDA for the years ended December 31, 2014 and 2015 has been adjusted to reflect comparable presentations.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Financial Information About Geographic Area

Below is a breakdown of select financial information by geographic area:

	Year Ended December 31,
	2014	2015	2016
Revenues
U.S.	$1,934,990	$2,137,733	$2,230,693
Brazil	333,919	291,959	304,407
Other foreign countries	370,704	436,776	397,166
Eliminations	(12,623)	(13,859)	(13,501)

Total	$2,626,990	$2,852,609	$2,918,765

	December 31,
	2015	2016
Theatres properties and equipment, net
U.S.	$1,175,535	$1,306,643
Brazil	163,505	197,896
Other foreign countries	166,029	199,997

Total	$1,505,069	$1,704,536

19.	RELATED PARTY TRANSACTIONS

The Company manages theatres for Laredo Theatres, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is the Company’s Chairman of the Board and directly and indirectly owns approximately 8% of the Company’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $564, $567 and $506 of management fee revenues during the years ended December 31, 2014, 2015 and 2016, respectively. All such amounts are included in the Company’s consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC to use, on occasion, a private aircraft owned by Copper Beech Capital, LLC. Copper Beech Capital, LLC is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech Capital, LLC the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip. For the years ended December 31, 2014, 2015 and 2016, the aggregate amounts paid to Copper Beech Capital, LLC for the use of the aircraft was approximately $74, $410 and $110, respectively.

The Company held an event for its employees and their families at Pinstack in December of 2016. Pinstack is owned by Mr. Mitchell and his wife, Tandy Mitchell. In connection with the event, the Company paid Pinstack approximately $70.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company currently leases 14 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of the Company’s directors and is an officer of the general partner of Syufy. Of these 15 leases, 14 have fixed minimum annual rent. The one lease without minimum annual rent has rent based upon a specified percentage of gross sales as defined in the lease. For the years ended December 31, 2014, 2015 and 2016, the Company paid total rent of approximately $21,040, $20,581 and $21,124, respectively, to Syufy.

20.	VALUATION AND QUALIFYING ACCOUNTS

The Company’s valuation allowance for deferred tax assets for the years ended December 31, 2014, 2015 and 2016 were as follows:

Valuation Allowance for Deferred Tax Assets
Balance at January 1, 2014	$25,711
Additions	28,612
Deductions	(1,450)

Balance at December 31, 2014	$52,873
Additions	437
Deductions	(2,674)

Balance at December 31, 2015	$50,636
Additions	483
Deductions (1)	(36,595)

Balance at December 31, 2016	$14,524

(1)	See Note 16 for discussion of change in valuation allowance during the year ended December 31, 2016.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

21.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$645,398	$799,932	$700,056	$707,223	$2,852,609
Operating income	$90,438	$134,493	$99,127	$99,094	$423,152
Net income	$42,902	$70,890	$46,701	$58,235	$218,728
Net income attributable to Cinemark Holdings, Inc.	$42,521	$70,258	$46,339	$57,751	$216,869
Net income per share attributable to Cinemark Holdings, Inc.’s common stockholders:
Basic	$0.37	$0.61	$0.40	$0.50	$1.87
Diluted	$0.37	$0.61	$0.40	$0.50	$1.87

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$704,869	$744,404	$768,574	$700,918	$2,918,765
Operating income	$114,827	$105,562	$117,790	$84,756	$422,935
Net income	$59,046	$54,368	$66,126	$77,287	$256,827
Net income attributable to Cinemark Holdings, Inc.	$58,525	$53,906	$65,655	$77,005	$255,091
Net income per share attributable to Cinemark Holdings, Inc.’s common stockholders:
Basic	$0.50	$0.46	$0.56	$0.66	$2.19
Diluted	$0.50	$0.46	$0.56	$0.66	$2.19

22.	SUBSEQUENT EVENTS

On February 22, 2017, the Company’s board of directors approved a cash dividend for the fourth quarter of 2016 of $0.29 per share of common stock payable to stockholders of record on March 8, 2017. The dividend will be paid on March 20, 2017.

*****

SCHEDULE 1 — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CINEMARK HOLDINGS, INC.

PARENT COMPANY BALANCE SHEETS

(In thousands, except share data)

	December 31, 2015	December 31, 2016
Assets
Cash and cash equivalents	$36	$97
Prepaid assets	—	7
Investment in subsidiaries	1,102,148	1,272,938

Total assets	$1,102,184	$1,273,042

Liabilities and equity
Liabilities
Accrued other current liabilities, including accounts payable to subsidiaries	$1,794	$10,504
Other long-term liabilities	682	720

Total liabilities	2,476	11,224
Commitments and contingencies (see Note 6)
Equity
Common stock, $0.001 par value: 300,000,000 shares authorized; 120,107,563 shares issued and 115,924,059 shares outstanding at December 31, 2015 and 120,657,254 shares issued and 116,210,252 shares outstanding at December 31, 2016	120	121
Additional paid-in-capital	1,113,219	1,128,442
Treasury stock, 4,183,504 and 4,447,002 common shares at cost at December 31, 2015 and December 31, 2016, respectively	(66,577)	(73,411)
Retained earnings	324,632	453,679
Accumulated other comprehensive loss	(271,686)	(247,013)

Total equity	1,099,708	1,261,818

Total liabilities and equity	$1,102,184	$1,273,042

The accompanying notes are an integral part of the condensed financial information of the registrant.

CINEMARK HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2014, 2015 and 2016

(in thousands)

	2014	2015	2016
Revenues	$—	$—	$—
Cost of operations	2,857	2,684	2,717

Operating loss	(2,857)	(2,684)	(2,717)
Other income	—	—	—

Loss before income taxes and equity in income of subsidiaries	(2,857)	(2,684)	(2,717)
Income taxes	1,086	1,020	1,033
Equity in income of subsidiaries, net of taxes	194,381	218,533	256,775

Net income	$192,610	$216,869	$255,091

The accompanying notes are an integral part of the condensed financial information of the registrant.

CINEMARK HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2014, 2015 and 2016

(In thousands)

	2014	2015	2016
Net income	$192,610	$216,869	$255,091
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $1,759, $1,562 and $138, net of settlements	2,846	2,636	234
Unrealized gain (loss) due to fair value adjustments on available-for-sale securities, net of taxes of $1,479 and $572 and $0	2,507	(957)	—
Other comprehensive income (loss) in equity method investments	676	(3,119)	89
Foreign currency translation adjustments	(68,982)	(125,474)	26,361

Total other comprehensive income (loss), net of tax	(62,953)	(126,914)	26,684

Comprehensive income attributable to Cinemark Holdings, Inc.	$129,657	$89,955	$281,775

The accompanying notes are an integral part of the condensed financial information of the registrant.

CINEMARK HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2014, 2015 and 2016

(in thousands)

	2014	2015	2016
Operating Activities
Net income	$192,610	$216,869	$255,091
Adjustments to reconcile net income to cash provided by operating activities:
Share based awards compensation expense	943	885	981
Equity in income of subsidiaries	(194,381)	(218,533)	(256,775)
Changes in other assets and liabilities	11,196	6,194	8,188

Net cash provided by operating activities	10,368	5,415	7,485
Investing Activities
Dividends received from subsidiaries	115,000	115,225	124,900

Net cash provided by investing activities	115,000	115,225	124,900
Financing Activities
Proceeds from stock option exercises	112	—	—
Payroll taxes paid as a result of noncash stock option exercises and restricted stock withholdings	(9,861)	(4,770)	(6,834)
Dividends paid to stockholders	(115,625)	(115,863)	(125,490)

Net cash used for financing activities	(125,374)	(120,633)	(132,324)

Increase (decrease) in cash and cash equivalents	(6)	7	61
Cash and cash equivalents:
Beginning of period	35	29	36

End of period	$29	$36	$97

The accompanying notes are an integral part of the condensed financial information of the registrant.

CINEMARK HOLDINGS, INC.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

In thousands, except share and per share data

1. BASIS OF PRESENTATION

Cinemark Holdings, Inc. conducts substantially all of its operations through its subsidiaries. These statements should be read in conjunction with the Company’s consolidated financial statements and notes included elsewhere in this annual report on Form 10-K. There are significant restrictions over Cinemark Holdings, Inc.’s ability to obtain funds from its subsidiaries through dividends, loans or advances as contained in Cinemark USA, Inc.’s senior secured credit facility and the indentures to each of the 4.875% Senior Notes and the 5.125% Senior Notes (collectively referred to herein as the “Notes”). These condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of Cinemark Holdings, Inc.’s subsidiaries under each of the debt agreements previously noted exceeds 25 percent of the consolidated net assets of Cinemark Holdings, Inc. As of December 31, 2016, the restricted net assets totaled approximately $1,106,700 and $1,119,614 under the senior secured credit facility and the Notes, respectively. See Note 10 to the Company’s consolidated financial statements included elsewhere in this annual report on Form 10-K.

2. DIVIDEND PAYMENTS

Below is a summary of dividends declared for the fiscal periods indicated.

Date Declared	Date of Record	Date Paid	Amount per Common Share (1)	Total Dividends (2)
02/14/14	03/04/14	03/19/14	$0.25	$29,015
05/22/14	06/06/14	06/20/14	$0.25	29,030
08/13/14	08/28/14	09/12/14	$0.25	29,032
11/12/14	12/02/14	12/11/14	$0.25	29,078

Total – Year ended December 31, 2014				$116,155

02/17/15	03/04/15	03/18/15	$0.25	$29,025
05/18/15	06/05/15	06/19/15	$0.25	29,075
08/20/15	08/31/15	09/11/15	$0.25	29,080
11/13/15	12/02/15	12/16/15	$0.25	29,276

Total – Year ended December 31, 2015				$116,456

02/24/16	03/07/16	03/18/16	$0.27	$31,544
05/26/16	06/08/16	06/22/16	$0.27	31,459
08/18/16	08/31/16	09/13/16	$0.27	31,473
11/16/16	12/02/16	12/16/16	$0.27	31,568

Total – Year ended December 31, 2016				$126,044

(1)	Beginning with the dividend declared on February 24, 2016, the Company’s board of directors raised the quarterly dividend to $0.27 per common share.
(2)	Of the dividends recorded during 2014, 2015 and 2016, $530, $593 and $554, respectively, were related to outstanding restricted stock units and will not be paid until such units vest. See Note 14.

3. DIVIDENDS RECEIVED FROM SUBSIDIARIES

During the years ended December 31, 2014, 2015 and 2016, Cinemark Holdings, Inc. received cash dividends of $115,000, $115,225 and $124,900, respectively, from its subsidiary, Cinemark USA, Inc. Cinemark

CINEMARK HOLDINGS, INC.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

In thousands, except share and per share data

USA, Inc. also declared a noncash distribution to Cinemark Holdings, Inc. during the year ended December 31, 2015 of approximately $17,935.

4. LONG-TERM DEBT

Cinemark Holdings, Inc. has no direct outstanding debt obligations, but its subsidiaries do. For a discussion of the debt obligations of Cinemark Holdings, Inc.’s subsidiaries, see Note 10 to the Company’s consolidated financial statements included elsewhere in this annual report on Form 10-K.

5. CAPITAL STOCK

Cinemark Holdings, Inc.’s capital stock along with its long-term incentive plan and related activity are discussed in Note 14 of the Company’s consolidated financial statements included elsewhere in this annual report on Form 10-K.

6. COMMITMENTS AND CONTINGENCIES

Cinemark Holdings, Inc. has no direct commitments and contingencies, but its subsidiaries do. See Note 17 of the Company’s consolidated financial statements included elsewhere in this annual report on Form 10-K.

EXHIBITS

TO

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR

CINEMARK HOLDINGS, INC.

FOR FISCAL YEAR ENDED

DECEMBER 31, 2016

EXHIBIT INDEX

Number	Exhibit Title

2.1(a)	Stock Contribution and Exchange Agreement, dated as of August 7, 2006, by and between Cinemark Holdings, Inc., Cinemark, Inc., Syufy Enterprises, LP and Century Theatres Holdings, LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on August 11, 2006).

2.1(b)	Stock Purchase Agreement, dated as of August 7, 2006, by and among Cinemark USA, Inc., Cinemark Holdings, Inc., Syufy Enterprises LP, Century Theatres, Inc. and Century Theatres Holdings, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, File No, 000-47040, filed by Cinemark USA, Inc. on August 11, 2006).

2.2	Contribution and Exchange Agreement, dated as of August 7, 2006, by and among Cinemark Holdings, Inc. and Lee Roy Mitchell, The Mitchell Special Trust, Alan W. Stock, Timothy Warner, Robert Copple, Michael Cavalier, Northwestern University, John Madigan, Quadrangle Select Partners LP, Quadrangle Capital Partners A LP, Madison Dearborn Capital Partners IV, L.P., K&E Investment Partners, LLC — 2004-B-DIF, Piola Investments Ltd., Quadrangle (Cinemark) Capital Partners LP and Quadrangle Capital Partners LP (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on August 11, 2006).

2.3	Asset Purchase Agreement, dated as of November 16, 2012, by and among Cinemark USA, Inc., Rave Real Property Holdco, LLC and certain of its subsidiaries, Rave Cinemas, LLC and RC Processing, LLC. (incorporated by reference to Exhibit 2.3 to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 28, 2013).

3.1	Second Amended and Restated Certificate of Incorporation of Cinemark Holdings, Inc. filed with the Delaware Secretary of State on April 9, 2007 (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to our Registration Statement on Form S-1, File No. 333-140390, filed April 9, 2007).

3.2(a)	Amended and Restated Bylaws of Cinemark Holdings, Inc. dated April 9, 2007 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to our Registration Statement on Form S-1, File No. 333-140390, filed April 9, 2007).

3.2(b)	First Amendment to the Amended and Restated Bylaws of Cinemark Holdings, Inc. dated April 16, 2007 (incorporated by reference to Exhibit 3.2(b) to Amendment No. 4 to our Registration Statement on Form S-1, File No. 333-140390, filed April 19, 2007).

3.2(c)	Second Amendment to the Amended and Restated Bylaws of Cinemark Holdings, Inc. dated August 20, 2015 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8K, File No. 001-33401, filed August 21, 2015).

4.1	Specimen stock certificate of Cinemark Holdings, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to our Registration Statement on Form S-1, File No. 333-140390, filed April 9, 2007).

4.2(a)	Indenture dated as of June 29, 2009, between Cinemark USA, Inc. and Wells Fargo Bank, N.A., as trustee governing the 8 5/8% senior notes of Cinemark USA, Inc. issued thereunder (incorporated by reference to Exhibit 4.2 to the Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed July 6, 2009).

4.2(b)	Form of 8 5/8% senior notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.2(a) above) (incorporated by reference to Exhibit 4.3 to the Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed July 6, 2009).

4.3(a)	Indenture, dated as of June 3, 2011, between Cinemark USA, Inc. and Wells Fargo Bank, N.A. governing the 7 3/8% senior subordinated notes issued thereunder (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed on July 6, 2011).

4.3(b)	Form of 7 3/8% senior subordinated notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.3(a) above) (incorporated by reference to Exhibit 4.3 to the Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on July 6, 2011).

4.4(a)	Indenture, dated as of December 18, 2012, between Cinemark USA, Inc. and Wells Fargo Bank, N.A. governing the 5 1/8% senior notes issued thereunder (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed on December 20, 2012).

4.4(b)	Form of 5 1/8% senior notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.4(a) above) (incorporated by reference to Exhibit 4.1 to the Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on December 20, 2012).

4.5(a)	Indenture, dated as of May 24, 2013, between Cinemark USA, Inc. and Well Fargo Bank, N.A. governing the 4.,875% Senior Notes issued thereunder (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401 filed May 28, 2013).

4.5(b)	Form of 4.875% Senior Notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.5(a) above (incorporated by reference to Exhibit 4.3 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed May 28, 2013).

4.6	First Supplemental Indenture, dated as of March 21, 2016, among Cinemark USA, Inc., the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on March 21, 2016).

4.7	Exchange and Registration Rights Agreement, dated as of March 21, 2016, among Cinemark USA, Inc., the Guarantors named therein and Barclays Capital Inc., as representative of the several initial purchasers (incorporated by reference to Exhibit 4.4 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on March 21, 2016).

10.1(a)	Management Agreement, dated December 10, 1993, between Laredo Theatre, Ltd. and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1994).

10.1(b)	First Amendment to Management Agreement of Laredo Theatre, Ltd., effective as of December 10, 2003, between CNMK Texas Properties, Ltd. (successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(d) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

10.1(c)	Second Amendment to Management Agreement of Laredo Theatres, Ltd., effective as of December 10, 2008, between CNMK Texas Properties, L.L.C. (Successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(c) to the Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 13, 2009).

10.1(d)	Third Amendment to Management Agreement of Laredo Theatres, Ltd., effective as of December 10, 2013, between CNMK Texas Properties, L.L.C. (Successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(d) to the Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 24, 2016).

10.2	License Agreement, dated December 10, 1993, between Laredo Joint Venture and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1994).

10.4(a)	Amended and Restated Credit Agreement, dated as of December 18, 2012, among Cinemark USA, Inc., Cinemark Holdings, Inc., the several banks and other financial institutions and entities from time to time parties thereto, Barclays Bank PLC, Deutsche Bank Securities Inc., Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as joint bookrunners, Morgan Stanley Senior Funding, Inc., as syndication agent, Deutsche Bank Securities Inc., Wells Fargo Securities, Inc. and Webster Bank, N.A., as co-documentation agents, and Barclays Bank PLC, as administrative agent. (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on December 20, 2012).

10.4(b)	Second Amendment to the Amended and Restated Credit Agreement, dated as of May 8, 2015, among Cinemark USA, Inc., Cinemark Holdings, Inc., the several banks and other financial institutions and entities from time to time parties thereto, Barclays Bank PLC as administrative agent, Barclays Bank PLC as lead arranger, Barclays, Morgan Stanley Senior Funding, Inc., Deutsche Bank Securities Inc. and Wells Fargo Securities, LLC, as joint bookrunners, J.P.Morgan Securities LLC, Webster Bank, N.A., as co-arrangers (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on May 14, 2015).

10.4(c)	Third Amendment to the Amended and Restated Credit Agreement, dated as of June 13, 2016, among Cinemark Holdings, Inc., Cinemark USA, Inc., the several banks and other financial institutions party thereto, Barclays Bank PLC, as administrative agent, and the other agents party thereto (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on June 17, 2016).

10.4(d)	Fourth Amendment to the Amended and Restated Credit Agreement, dated as of December 15, 2016, among Cinemark Holdings, Inc., Cinemark USA, Inc., the several banks and other financial institutions party thereto, Barclays Bank PLC, as administrative agent, and the other agents party thereto (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on December 20, 2016).

10.4(e)	Guarantee and Collateral Agreement, dated as of October 5, 2006, among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc. and each subsidiary guarantor party thereto (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on October 12, 2006).

10.4(f)	Reaffirmation agreement, dated as of December 18, 2012, between Cinemark Holdings, Inc., Cinemark USA, Inc. and each subsidiary guarantor party thereto (incorporated by reference to Exhibit 10.4(c) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 28, 2013).

10.5	Tax Sharing Agreement, between Cinemark USA, Inc. and Cinemark International, L.L.C. (f/k/a Cinemark II, Inc. ), dated as of June 10, 1992 (incorporated by reference to Exhibit 10.22 to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1993).

+10.6(a)	Employment Agreement, dated as of December 15, 2008, between Cinemark Holdings, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.5 (q) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 13, 2009).

+10.6(b)	Employment Agreement, dated as of December 15, 2008, between Cinemark Holdings, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.5 (r) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 13, 2009).

+10.6(c)	Second Amended and Restated Employment Agreement, dated as of January 21, 2014 between Cinemark Holdings, Inc. and Timothy Warner (incorporated by reference to Exhibit 10.42 to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 28, 2014).

+10.6(d)	First Amendment to Second Amended and Restated Employment Agreement, dated as of August 20, 2015 (to be effective as of August 24, 2015), between Cinemark Holdings, Inc. and Timothy Warner (incorporated by reference to Exhibit 10.1 to Current Report on Form 8K, File No. 001-33401, filed August 21, 2015).

+10.6(e)	Amended and Restated Employment Agreement, dated as of January 21, 2014, between Cinemark Holdings, Inc. and Robert Copple (incorporated by reference to Exhibit 10.43 to Cinemark Holdings, Inc.’s Annual Report on Form 10-K , File No. 001-33401, filed February 28, 2014).

+10.6(f)	Employment Agreement dated as of June 23, 2014, by and between Cinemark Holdings, Inc. and Sean Gamble (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No.001-33401, filed June 23, 2014).

+10.6(g)	Employment agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Michael Cavalier (incorporated by reference to Exhibit 10.4 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 8, 2008).

+10.6(h)	Employment Agreement, dated as of February 15, 2010, between Cinemark Holdings, Inc. and Valmir Fernandes (incorporated by reference to Exhibit 10.5(v) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 10, 2010).

+10.6(i)	Amendment to Employment Agreement dated as of November 12, 2014 between Cinemark Holdings, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.6(h) to Cinemark Holdings, Inc.’s Annual Report on Form 10—K, File No. 001-33401, filed February 27, 2015).

+10.6(j)	Consulting Agreement, dated as of August 20, 2015 (to be effective as of April 1, 2016), between Cinemark Holdings, Inc. and Timothy Warner (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, File No. 001-33401, filed August 21, 2015).

+10.6(k)	Amended and Restated Employment Agreement, dated as of February 19, 2016, between Cinemark Holdings, Inc. and Mark Zoradi (incorporated by reference to Exhibit 10.6(l) to the Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 24, 2016).

+10.7(a)	Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Quarterly Report on form 10-Q, File No. 001-33401, filed May 9, 2008).

+10.7(b)	First Amendment to the Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, File No. 001-33401, filed February 18, 2014).

+10.7(c)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7(b) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed February 1, 2007).

+10.7(d)	Form of Restricted Share Award Agreement pursuant to the Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 4.6 to Cinemark Holdings, Inc.’s Registration Statement on Form S-8, File No. 333-146349, filed August 29, 2008).

+10.7(e)	Form of Restricted Stock Unit Award Agreement pursuant to the Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.7(f) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 29, 2012).

+10.7(f)	Form of Restricted Stock Unit Award Agreement pursuant to the Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.7(f) to Cinemark Holdings, Inc.’s Annual Report on Form 10—K, File No. 001-33401, filed February 27, 2015).

+10.7(g)	Form of Restricted Share Unit Award Agreement pursuant to the Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.7(h) to the Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 24, 2016).

10.8	Amended and Restated Exhibitor Services Agreement between National CineMedia, LLC and Cinemark USA, Inc., dated as of December 26, 2013(incorporated by reference to Exhibit 10.45 to Cinemark Holdings, Inc.’s Annual Report on Form 10-K , File No. 001-33401, filed February 28, 2014).

10.9	Third Amended and Restated Limited Liability Company Operating Agreement, dated as of February 12, 2007, by and between Cinemark Media, Inc., American Multi-Cinema, Inc., Regal CineMedia, LLC and National CineMedia, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed March 16, 2007).

10.10(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.10(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.10(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.10(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.10(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century Stadium 14, Sacramento, CA. (incorporated by reference to Exhibit 10.10(a) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.11(a)	Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.11(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.11(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.11(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.11(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century Laguna 16, Elk Grove, CA. (incorporated by reference to Exhibit 10.10(b) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.12(a)	Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.12(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.12(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.12(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.12(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 14, Folsom, CA. (incorporated by reference to Exhibit 10.10(c) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).
10.13(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.13(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.13(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.13(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.13(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.13(f)	Fifth Amendment to Indenture of Lease, dated as of October 5, 2012 by and between Syufy Enterprises, L.P. as landlord and Century Theatres, Inc., as tenant, for Cinedome 12, Henderson, NV. (incorporated by reference to Exhibit 10.13(f) to Cinemark Holdings, Inc.’s Annual Report on Form 10—K, File No. 001-33401, filed February 27, 2015).

10.14(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.14(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.14(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.14(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.14(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.14(f)	Fifth Amendment to Indenture of Lease dated as of May 1, 2014 by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant for Century 8, North Hollywood, CA. (incorporated by reference to Exhibit 10.14(f) to Cinemark Holdings, Inc.’s Annual Report on Form 10—K, File No. 001-33401, filed February 27, 2015).

10.15(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.15(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.15(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.15(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.15(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century Cinema 16, Mountain View, CA. (incorporated by reference to Exhibit 10.10(d) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.16(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.16(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.16(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.16(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.16(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Cinedome 8, Napa, CA (incorporated by reference to Exhibit 10.24(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.17(a)	Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.25(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.17(b)	First Amendment, dated as of April 15, 2005, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.25(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.17(c)	Second Amendment, dated as of September 29, 2005, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.25(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.17(d)	Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA. (incorporated by reference to Exhibit 10.10(j) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.18(a)	Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV (incorporated by reference to Exhibit 10.26(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.18(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV (incorporated by reference to Exhibit 10.26(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.18(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV (incorporated by reference to Exhibit 10.26(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.18(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of March 7, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Sparks, Sparks, NV. (incorporated by reference to Exhibit 10.10(i) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.19(a)	Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA (incorporated by reference to Exhibit 10.27(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.19(b)	First Amendment, dated as of April 15, 2005, to Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, (incorporated by reference to Exhibit 10.27(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.19(c)	Second Amendment, dated as of September 29, 2005, to Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, (incorporated by reference to Exhibit 10.27(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.19(d)	Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of October 1, 1996, by and between Stadium Promenade LLC, as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA. (incorporated by reference to Exhibit 10.10(h) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.20(a)	Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM (incorporated by reference to Exhibit 10.28(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.20(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM (incorporated by reference to Exhibit 10.28(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.20(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM (incorporated by reference to Exhibit 10.28(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.20(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of July 1, 1996, by and between SYNM Properties Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM. (incorporated by reference to Exhibit 10.10(g) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.21(a)	Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA (incorporated by reference to Exhibit 10.29(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.21(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA (incorporated by reference to Exhibit 10.29(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.21(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA (incorporated by reference to Exhibit 10.29(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.21(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 3, 1996, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 14, Roseville, CA. (incorporated by reference to Exhibit 10.10(e) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.22(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.22(b)	First Amendment, dated as of October 1, 1996, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.22(c)	Second Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.22(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.22(e)	Fourth Amendment dated as of September 29, 2005 to Indenture of Lease, dated September 30, 1995 between Syufy Enterprises L.P., as landlord and Century Theatres, Inc., as tenant for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.22(e) to Cinemark Holdings, Inc.’s Annual Report on Form 10—K, File No. 001-33401, filed February 27, 2015).

10.22(f)	Fifth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.31(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.22(g)	Sixth Amendment dated November 29, 2012 to Indenture of Lease, dated as of September 30, 1995, between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.22(g) to Cinemark Holdings, Inc.’s Annual Report on Form 10—K, File No. 001-33401, filed February 27, 2015).

10.23(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.32(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.23(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.32(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.23(c)	Second Amendment, dated as of October 1, 2001, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.32(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.23(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Northridge 14, Salinas, CA. (incorporated by reference to Exhibit 10.10(m) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.24(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.24(b)	First Amendment, dated as of January 4, 1998, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.24(c)	Second Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.24(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.24(e)	Fourth Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Properties, Inc. (succeeded by Syufy Enterprises, L.P.), as landlord and Century Theatres of Utah, Inc., as tenant, for Century 16, Salt Lake City, UT (incorporated by reference to Exhibit 10.33(e) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.24(f)	Fifth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between SYUT Properties, Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theatres of Utah, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 16, Salt Lake City, UT. (incorporated by reference to Exhibit 10.10(l) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.25(a)	Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.25(b)	First Amendment, dated as of April 30, 2003, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.25(c)	Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.25(d)	Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.34(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.25(e)	Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA. (incorporated by reference to Exhibit 10.10(k) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.26(a)	Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.35(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.26(b)	First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.35(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.26(c)	Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.35(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.26(d)	Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV. (incorporated by reference to Exhibit 10.10(f) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.27(a)	Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.27(b)	First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.27(c)	Second Amendment, dated as of October 1, 2001, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.27(d)	Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.27(e)	Fourth Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(e) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.27(f)	Fifth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.10(n) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

+10.28	Cinemark Holdings, Inc. Performance Bonus Plan, as amended (incorporated by reference to Appendix B to Cinemark Holdings, Inc.’s Definitive Proxy Statement filed on April 11, 2013).

+10.29	Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.40 to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 28, 2014).

*12	Calculation of Ratio of Earnings to Fixed Charges.

*21	Subsidiaries of Cinemark Holdings, Inc.

*23.1	Consent of Deloitte & Touche LLP.

*31.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*101	The following financial information from Cinemark Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 23, 2017, formatted in XBRL includes: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged as detailed text.

*	Filed herewith.
+	Any management contract, compensatory plan or arrangement.