Form 10-Q
period 2017-03-31
Cinemark Holdings, Inc.
filed 2017-05-03
CIK 1385280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2017, 116,422,453 shares of common stock were issued and outstanding.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

Cautionary Statement Regarding Forward-Looking Statements

Certain matters within this Quarterly Report on Form 10Q include “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The “forward-looking statements” may include our current expectations, assumptions, estimates and projections about our business and our industry. They may include statements relating to future revenues, expenses and profitability, the future development and expected growth of our business, projected capital expenditures, attendance at movies generally or in any of the markets in which we operate, the number or diversity of popular movies released and our ability to successfully license and exhibit popular films, national and international growth in our industry, competition from other exhibitors and alternative forms of entertainment and determinations in lawsuits in which we are defendants. Forward-looking statements can be identified by the use of words such as “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. For a description of the risk factors, please review the “Risk Factors” section or other sections in the Company’s Annual Report on Form 10-K filed February 23, 2017 and quarterly reports on Form 10-Q, filed with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by such risk factors. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$584,318	$561,235
Inventories	17,394	16,961
Accounts receivable	69,368	74,993
Current income tax receivable	2,878	7,367
Prepaid expenses and other	33,910	15,761

Total current assets	707,868	676,317

Theatre properties and equipment	3,137,482	3,059,754
Less: accumulated depreciation and amortization	1,408,246	1,355,218

Theatre properties and equipment, net	1,729,236	1,704,536

Other assets
Goodwill	1,265,753	1,262,963
Intangible assets - net	333,844	334,899
Investment in NCM	204,762	189,995
Investments in and advances to affiliates	100,190	98,317
Long-term deferred tax asset	2,131	2,051
Deferred charges and other assets - net	39,542	37,555

Total other assets	1,946,222	1,925,780

Total assets	$4,383,326	$4,306,633

Liabilities and equity

Current liabilities
Current portion of long-term debt	$7,099	$5,671
Current portion of capital lease obligations	21,985	21,139
Current income tax payable	30,238	5,071
Current liability for uncertain tax positions	10,535	10,085
Accounts payable and accrued expenses	369,661	401,259

Total current liabilities	439,518	443,225

Long-term liabilities
Long-term debt, less current portion	1,782,522	1,782,441
Capital lease obligations, less current portion	229,819	234,281
Long-term deferred tax liability	144,237	135,014
Long-term liability for uncertain tax positions	8,156	8,105
Deferred lease expenses	42,068	42,378
Deferred revenue - NCM	359,845	343,928
Other long-term liabilities	44,127	44,301

Total long-term liabilities	2,610,774	2,590,448

Commitments and contingencies (see Note 15)

Equity
Cinemark Holdings, Inc.’s stockholders’ equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 120,932,628 shares issued and 116,422,453 shares outstanding at March 31, 2017 and 120,657,254 shares issued and 116,210,252 shares outstanding at December 31, 2016	121	121
Additional paid-in-capital	1,131,683	1,128,442
Treasury stock, 4,510,175 and 4,447,002 shares, at cost, at March 31, 2017 and December 31, 2016, respectively	(76,105)	(73,411)
Retained earnings	499,494	453,679
Accumulated other comprehensive loss	(233,473)	(247,013)

Total Cinemark Holdings, Inc.’s stockholders’ equity	1,321,720	1,261,818
Noncontrolling interests	11,314	11,142

Total equity	1,333,034	1,272,960

Total liabilities and equity	$4,383,326	$4,306,633

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data, unaudited)

	Three months ended March 31,
	2017	2016
Revenues
Admissions	$476,469	$435,820
Concession	268,224	237,815
Other	34,917	31,234

Total revenues	779,610	704,869

Cost of operations
Film rentals and advertising	252,818	232,914
Concession supplies	42,100	35,903
Salaries and wages	84,201	75,136
Facility lease expense	84,262	78,804
Utilities and other	88,357	81,377
General and administrative expenses	38,216	37,866
Depreciation and amortization	57,356	49,329
Impairment of long-lived assets	273	492
(Gain) loss on sale of assets and other	834	(1,779)

Total cost of operations	648,417	590,042

Operating income	131,193	114,827

Other income (expense)
Interest expense	(26,369)	(28,059)
Interest income	1,333	1,352
Foreign currency exchange gain	1,589	1,886
Loss on early retirement of debt	—	(13,186)
Distributions from NCM	6,788	8,543
Equity in income of affiliates	10,060	7,142

Total other expense	(6,599)	(22,322)

Income before income taxes	124,594	92,505
Income taxes	44,400	33,459

Net income	$80,194	$59,046
Less: Net income attributable to noncontrolling interests	466	521

Net income attributable to Cinemark Holdings, Inc.	$79,728	$58,525

Weighted average shares outstanding

Basic	115,629	115,245

Diluted	115,915	115,527

Earnings per share attributable to Cinemark Holdings, Inc.’s common stockholders

Basic	$0.68	$0.50

Diluted	$0.68	$0.50

Dividends declared per common share	$0.29	$0.27

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended March 31,
	2017	2016
Net income	$80,194	$59,046

Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of settlements, net of taxes of $0 and $118	—	201
Other comprehensive income (loss) of equity method investments	198	(322)
Foreign currency translation adjustments	14,893	13,780

Total other comprehensive income, net of tax	15,091	13,659

Total comprehensive income, net of tax	95,285	72,705
Comprehensive income attributable to noncontrolling interests	(466)	(530)

Comprehensive income attributable to Cinemark Holdings, Inc.	$94,819	$72,175

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three months ended March 31,
	2017	2016
Operating activities
Net income	$80,194	$59,046

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	56,975	48,839
Amortization of intangible and other assets and favorable/unfavorable leases	381	490
Amortization of long-term prepaid rents	493	471
Amortization of debt issue costs	1,529	1,286
Amortization of deferred revenues, deferred lease incentives and other	(3,822)	(5,243)
Impairment of long-lived assets	273	492
Share based awards compensation expense	3,241	5,118
(Gain) loss on sale of assets and other	834	(1,779)
Write-off of unamortized debt issue costs associated with early retirement of debt	—	2,369
Deferred lease expenses	(347)	(440)
Equity in income of affiliates	(10,060)	(7,142)
Deferred income tax expenses	8,889	(2,933)
Distributions from equity investees	12,049	8,086
Changes in assets and liabilities and other	(64)	(40,947)

Net cash provided by operating activities	150,565	67,713

Investing activities
Additions to theatre properties and equipment and other	(91,187)	(47,745)
Acquisition of theatres in the U.S.	—	(15,300)
Proceeds from sale of theatre properties and equipment and other	3,835	347
Proceeds from sale of marketable securities	—	13,451
Investments in joint ventures and other	(228)	(12)

Net cash used for investing activities	(87,580)	(49,259)

Financing activities
Dividends paid to stockholders	(33,760)	(31,367)
Payroll taxes paid as a result of restricted stock withholdings	(2,694)	(5,610)
Proceeds from issuance of Senior Notes, net of discount	—	222,750
Retirement of Senior Subordinated Notes	—	(200,000)
Repayments of long-term debt	—	(1,758)
Payments of debt issue costs	—	(3,675)
Payments on capital leases	(4,989)	(4,572)
Other	(294)	1,503

Net cash used for financing activities	(41,737)	(22,729)

Effect of exchange rate changes on cash and cash equivalents	1,835	(372)

Increase (decrease) in cash and cash equivalents	23,083	(4,647)

Cash and cash equivalents:
Beginning of period	561,235	588,539

End of period	$584,318	$583,892

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

1.	The Company and Basis of Presentation

Cinemark Holdings, Inc. and subsidiaries (the “Company”) operates in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay.

The accompanying condensed consolidated balance sheet as of December 31, 2016, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. Majority-owned subsidiaries that the Company has control of are consolidated while those affiliates of which the Company owns between 20% and 50% and does not control are accounted for under the equity method. Those affiliates of which the Company owns less than 20% are generally accounted for under the cost method, unless the Company is deemed to have the ability to exercise significant influence over the affiliate, in which case the Company would account for its investment under the equity method. The results of these subsidiaries and affiliates are included in the condensed consolidated financial statements effective with their formation or from their dates of acquisition. Intercompany balances and transactions are eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2016, included in the Annual Report on Form 10-K filed February 23, 2017 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results to be achieved for the full year.

2.	New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). The purpose of ASU 2014-09 is to clarify the principles for recognizing revenue and create a common revenue standard for U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. The following subsequent Accounting Standards Updates either clarified or revised guidance set forth in ASU 2014-09:

•	In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, (“ASU 2015-14”). ASU 2015-14 defers the effective date of ASU 2014-09. The guidance in ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.

•	In March 2016, the FASB issued Accounting Standards Update 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenues Gross versus Net), (“ASU 2016-08”). The purpose of ASU 2016-08 is to clarify the implementation of revenue recognition guidance related to principal versus agent considerations.

•	In April 2016, the FASB issued Accounting Standards Update 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, (“ASU 2016-10”). The purpose of ASU 2016-10 is to clarify certain aspects of identifying performance obligations and licensing implementation guidance.

•	In May 2016, the FASB issued Accounting Standards Update 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, (“ASU 2016-12”).

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The purpose of ASU 2016-12 is to address certain narrow aspects of Accounting Standards Codification (“ASC”) Topic 606 including assessing collectability, presentation of sales and other similar taxes, noncash considerations, contract modifications and completed contracts at transition.

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

The amendments in these accounting standards updates may be applied either using a modified retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective or retrospectively to each period presented. Early adoption is permitted. The Company will adopt the amendments within these accounting standards updates in the first quarter of 2018. The Company is currently evaluating the impact of these accounting standards updates on its condensed consolidated financial statements, specifically with respect to the Company’s Exhibitor Services Agreement with NCM, loyalty program accounting, breakage income for stored value cards as well as other ancillary and contractual revenues.

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

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”). The purpose of ASU 2016-09 is to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of such activity on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that year. Prospective, retrospective, or modified retrospective application may be used dependent on the specific requirements of the amendments within ASU 2016-09. Effective January 1, 2017, the Company adopted ASU 2016-09 on a prospective basis (see Note 3). As such, prior periods have not been adjusted.

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments – a consensus of the FASB Emerging Issues Task Force, (“ASU 2016-15”). The purpose of ASU 2016-15 is to reduce the diversity in practice regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. A retrospective transition method should be used in the application of the amendments within ASU 2016-15. If retrospective application is considered impracticable, retrospective application may be used as of the earliest date practicable. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-15 on its condensed consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, (“ASU 2017-04”). The purpose of ASU 2017-04 is to simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within that year. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of ASU 2017-04 on its condensed consolidated financial statements.

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

Effective January 1, 2017, the Company adopted ASU 2016-09 on a prospective basis. In accordance with the amendments in ASU 2016-09, the Company’s diluted earnings per share calculation for the three months ended March 31, 2017 excludes the estimated income tax benefits and deficiencies in the application of the treasury stock method. Excess income tax benefits or deficiencies related to share based awards are recognized as discrete items in the income statement during the period in which they occur. See Note 7 for a discussion of share based awards and related income tax benefits recognized during the three months ended March 31, 2017 and 2016.

The following table presents computations of basic and diluted earnings per share under the two-class method:

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income attributable to Cinemark Holdings, Inc.	$79,728	$58,525
Earnings allocated to participating share-based awards (1)	(382)	(244)

Net income attributable to common stockholders	$79,346	$58,281

Denominator (shares in thousands):
Basic weighted average common stock outstanding	115,629	115,245
Common equivalent shares for restricted stock units	286	282

Diluted	115,915	115,527

Basic earnings per share attributable to common stockholders	$0.68	$0.50

Diluted earnings per share attributable to common stockholders	$0.68	$0.50

(1)	For the three months ended March 31, 2017 and 2016, a weighted average of approximately 559 and 485 shares of unvested restricted stock, respectively, were considered participating securities.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

4.	Equity

Below is a summary of changes in stockholders’ equity attributable to Cinemark Holdings, Inc., noncontrolling interests and total equity for the three months ended March 31, 2017 and 2016:

	Cinemark Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2017	$1,261,818	$11,142	$1,272,960
Share based awards compensation expense	3,241	—	3,241
Stock withholdings related to share based awards that vested during the three months ended March 31, 2017	(2,694)	—	(2,694)
Dividends paid to stockholders (1)	(33,760)	—	(33,760)
Dividends accrued on unvested restricted stock unit awards (1)	(153)	—	(153)
Dividends paid to noncontrolling interests	—	(294)	(294)
Net income	79,728	466	80,194
Other comprehensive income in equity method investees	198	—	198
Foreign currency translation adjustments (see Note 11)	13,342	—	13,342

Balance at March 31, 2017	$1,321,720	$11,314	$1,333,034

	Cinemark Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2016	$1,099,708	$11,105	$1,110,813
Share based awards compensation expense	5,118	—	5,118
Stock withholdings related to share based awards that vested during the three months ended March 31, 2016	(5,610)	—	(5,610)
Issuance of common stock related to restricted stock units that vested during the three months ended March 31, 2016	1	—	1
Tax benefit related to share based awards vesting	1,724	—	1,724
Dividends paid to stockholders (2)	(31,367)	—	(31,367)
Dividends accrued on unvested restricted stock unit awards (2)	(179)	—	(179)
Dividends paid to noncontrolling interests	—	(220)	(220)
Net income	58,525	521	59,046
Fair value adjustments on interest rate swap agreements designated as hedges, net of settlements, net of taxes of $118	201	—	201
Gain realized on available-for-sale securities, net of taxes of $1,180	(2,011)	—	(2,011)
Other comprehensive loss in equity method investees	(322)	—	(322)
Foreign currency translation adjustments	13,771	9	13,780

Balance at March 31, 2016	$1,139,559	$11,415	$1,150,974

(1)	The Company’s board of directors declared a cash dividend for the fourth quarter of 2016 in the amount of $0.29 per share of common stock payable to stockholders of record on March 8, 2017. The dividend was paid on March 20, 2017.
(2)	The Company’s board of directors declared a cash dividend for the fourth quarter of 2015 in the amount of $0.27 per share of common stock payable to stockholders of record on March 7, 2016. The dividend was paid on March 18, 2016.

5.	Investment in National CineMedia

The Company has an investment in National CineMedia, LLC (“NCM”). NCM operates a digital in-theatre network in the U.S. for providing cinema advertising. Upon joining NCM, the Company entered into an Exhibitor Services Agreement with NCM (“ESA”), pursuant to which NCM provides advertising and promotions to our theatres. As described further in Note 5 to the Company’s financial statements as included in its 2016 Annual Report on Form 10-K, on February 13, 2007, National CineMedia, Inc. (“NCM, Inc.”), an entity that serves as the sole manager of NCM, completed an initial public offering (“IPO”) of its common stock. In connection with the NCM Inc. initial public offering, the Company amended its operating agreement and the ESA. Following the NCM, Inc. IPO, the Company does not recognize undistributed equity in the earnings on its original NCM membership units

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

(referred to herein as the Company’s Tranche 1 Investment) until NCM’s future net earnings, less distributions received, surpass the amount of the excess distribution. The Company recognizes equity in earnings on its Tranche 1 Investment only to the extent it receives cash distributions from NCM. The Company recognizes cash distributions it receives from NCM on its Tranche 1 Investment as a component of earnings as Distributions from NCM. The Company believes that the accounting model provided by ASC Topic 323-10-35-22 for recognition of equity investee losses in excess of an investor’s basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

			Distributions
	Investment in NCM	Deferred Revenue	from NCM	Equity in Income	Other Revenue	Cash Received
Balance as of January 1, 2017	$189,995	$(343,928)
Receipt of common units due to annual common unit adjustment	18,363	(18,363)	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	(725)	725
Receipt of excess cash distributions	(6,837)	—	(6,788)	—	—	13,625
Equity in earnings	3,241	—	—	(3,241)	—	—
Amortization of deferred revenue	—	2,446	—	—	(2,446)	—

Balance as of and for the three month period ended March 31, 2017	$204,762	$(359,845)	$(6,788)	$(3,241)	$(3,171)	$14,350

(1)	Amount includes the per patron and per digital screen theatre access fees due to the Company, net of amounts paid to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $3,042.

The Company made payments to NCM of approximately $18 and $22 during the three months ended March 31, 2017 and 2016, respectively, related to installation of certain equipment used for digital advertising, which is included in theatre properties and equipment on the condensed consolidated balance sheets.

Pursuant to a Common Unit Adjustment Agreement dated as of February 13, 2007 between NCM, Inc. and the Company, AMC Entertainment, Inc. (“AMC”) and Regal Entertainment Group (“Regal”) (collectively, “Founding Members”), annual adjustments to the common membership units are made primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each Founding Member. As further discussed in Note 5 to the Company’s financial statements as included in its 2016 Annual Report on Form 10-K, the common units received are recorded at fair value as an increase in the Company’s investment in NCM with an offset to deferred revenue. The deferred revenue is amortized over the remaining term of the ESA. During March 2017, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, on March 30, 2017, the Company received an additional 1,487,218 common units of NCM, each of which is convertible into one share of NCM, Inc. common stock. The Company recorded the additional common units received at estimated fair value with a corresponding adjustment to deferred revenue of approximately $18,363. The fair value of the common units received was estimated based on the market price of NCM, Inc. stock at the time the common units were determined, adjusted for volatility associated with the estimated time period it would take to convert the common units and register the respective shares. The deferred revenue will be recognized over the remaining term of the ESA, which is approximately 19 years.

As of March 31, 2017, the Company owned a total of 27,871,862 common units of NCM, representing an ownership interest of approximately 18%. The estimated fair value of the Company’s investment in NCM was approximately $352,021 based on NCMI’s stock price as of March 31, 2017 of $12.63 per share.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is summary financial information for NCM for the three months ended December 29, 2016 (the financial information for the three months ended March 30, 2017 is not yet available) and March 31, 2016:

	Quarter Ended December 29, 2016	Quarter Ended March 31, 2016
Gross revenues	$142,491	$76,242
Operating income	$72,269	$5,751
Net income (loss)	$59,642	$(7,510)

6.	Other Investments

Below is a summary of activity for each of the Company’s other investments for the three months ended March 31, 2017:

	DCIP	AC JV, LLC	DCDC	Other	Total
Balance at January 1, 2017	$87,819	$5,980	$2,750	$1,768	$98,317
Cash contributions	228	—	—	—	228
Cash distributions	(5,212)	—	—	—	(5,212)
Equity in income	5,375	858	586	—	6,819
Equity in other comprehensive income	198	—	—	—	198
Other	—	—	—	(160)	(160)

Balance at March 31, 2017	$88,408	$6,838	$3,336	$1,608	$100,190

Digital Cinema Implementation Partners LLC (“DCIP”)

On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as DCIP to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. As of March 31, 2017, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting.

Below is summary financial information for DCIP for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenues	$45,479	$40,644
Operating income	$27,934	$23,400
Net income	$24,142	$18,502

The digital projection systems are being leased from Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company, under an operating lease with an initial term of twelve years that contains ten one-year fair value renewal options. The equipment lease agreement also contains a fair value purchase option. Under the equipment lease agreement, the Company pays annual rent of one thousand dollars per digital projection system. The Company may also be subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the agreements. Certain of the other rent payments are subject to either a monthly or an annual maximum. As of March 31, 2017, the Company had 3,794 digital projection systems being leased under the master equipment lease agreement with Kasima.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company had the following transactions with DCIP, recorded in utilities and other on the condensed consolidated statements of income during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Equipment lease payments	$1,369	$1,125
Warranty reimbursements from DCIP	$(1,884)	$(1,324)
Management services fees	$206	$206

AC JV, LLC

During December 2013, the Company, Regal, AMC (the “AC Founding Members”) and NCM entered into a series of agreements that resulted in the formation of AC JV, LLC (“AC”), a new joint venture that now owns “Fathom Events” (consisting of Fathom Events and Fathom Consumer Events) formerly operated by NCM. The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators to provide additional programs to augment their feature film schedule. The Fathom Consumer Events business includes live and pre-recorded concerts featuring contemporary music, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. The Company paid event fees of $3,369 and $2,930 to AC for the three months ended March 31, 2017 and 2016, respectively, which are included in film rentals and advertising costs on the condensed consolidated statements of income.

AC was formed by the AC Founding Members and NCM. NCM, under a contribution agreement, contributed the assets associated with its Fathom Events division to AC in exchange for 97% ownership of the Class A Units of AC. Under a separate contribution agreement, the Founding Members each contributed cash of approximately $268 to AC in exchange for 1% of the Class A Units of AC. Subsequently, NCM and the Founding Members entered into a Membership Interest Purchase Agreement, under which NCM sold each of the Founding Members 31% of its Class A Units in AC, the aggregate value of which was determined to be $25,000, in exchange for a six-year Promissory Note. Each of the Founding Members’ Promissory Notes were originally for $8,333, bear interest at 5% per annum and require annual principal and interest payments. The remaining outstanding balance of the note payable from the Company to AC as of March 31, 2017 was $4,167.

Digital Cinema Distribution Coalition

Digital Cinema Distribution Coalition (“DCDC”) is a joint venture among the Company, Universal, Warner Bros., AMC and Regal. DCDC operates a satellite distribution network that distributes all digital content to U.S. theatres via satellite. The Company has an approximate 14.6% ownership in DCDC. The Company paid approximately $278 and $307 to DCDC during the three months ended March 31, 2017 and 2016, respectively, related to content delivery services provided by DCDC. These fees are included in film rentals and advertising costs on the condensed consolidated statements of income.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

7.	Treasury Stock and Share Based Awards

Treasury Stock — Treasury stock represents shares of common stock repurchased or withheld by the Company and not yet retired. The Company has applied the cost method in recording its treasury shares. Below is a summary of the Company’s treasury stock activity for the three months ended March 31, 2017:

	Number of Treasury Shares	Cost
Balance at January 1, 2017	4,447,002	$73,411
Restricted stock withholdings (1)	62,318	2,694
Restricted stock forfeitures	855	—

Balance at March 31, 2017	4,510,175	$76,105

(1)	The Company withheld shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting in restricted stock and restricted stock units. The Company determined the number of shares to be withheld based upon market values ranging from $40.40 to $44.44 per share.

As of March 31, 2017, the Company had no plans to retire any shares of treasury stock.

Restricted Stock – During the three months ended March 31, 2017, the Company granted 178,259 shares of restricted stock to employees. The fair value of the restricted stock granted was determined based on the market value of the Company’s common stock on the date of grant, which was $42.37 per share. The Company assumed a forfeiture rate of 10% for the restricted stock awards. The restricted stock granted to employees vests over a four year service period. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock activity for the three months ended March 31, 2017:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	606,618	$33.51
Granted	178,259	$42.37
Vested	(137,992)	$36.18
Forfeited	(855)	$36.55

Outstanding at March 31, 2017	646,030	$35.38

Unvested restricted stock at March 31, 2017	646,030	$35.38

	Three Months Ended March 31,
	2017	2016
Compensation expense recognized during the period	$2,127	$2,901
Fair value of restricted shares that vested during the period	$6,013	$12,742
Income tax deduction upon vesting of restricted stock awards	$1,972	$4,748

As of March 31, 2017, the estimated remaining unrecognized compensation expense related to unvested restricted stock awards was $17,179 and the weighted average period over which this remaining compensation expense will be recognized is approximately three years.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Restricted Stock Units – During the three months ended March 31, 2017, the Company granted restricted stock units representing 175,634 hypothetical shares of common stock to employees. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the two fiscal year periods ending December 31, 2018 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments as specified by the Compensation Committee prior to the grant date. The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity and vest on a prorata basis according to the IRR achieved by the Company during the performance period. If the IRR for the two-year period is at least 7%, which is the threshold, one-third of the maximum restricted stock units vest. If the IRR for the two-year period is at least 9.5%, which is the target, two-thirds of the maximum restricted stock units vest. If the IRR for the two-year period is at least 13%, which is the maximum, 100% of the maximum restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. Further, as an example, if the Company achieves an IRR equal to 11%, the number of restricted stock units that shall vest will be greater than the target but less than the maximum number that would have vested had the Company achieved the highest IRR. All restricted stock units granted during 2017 will vest subject to an additional two-year service requirement and will be paid in the form of common stock if the participant continues to provide services through February 2021, which is the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments from the grant date if, and at the time that, the restricted stock unit awards vest.

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the three months ended March 31, 2017 at each of the three target levels of financial performance (excluding forfeiture assumptions):

	Number of Shares Vesting	Value at Grant
at IRR of at least 7%	58,545	$2,481
at IRR of at least 9.5%	117,089	$4,961
at IRR of at least 13%	175,634	$7,442

Due to the fact that the IRR for the two-year performance period could not be determined at the time of the 2017 grant, the Company estimated that the most likely outcome is the achievement of the target IRR level. The fair value of the restricted stock unit awards was determined based on the closing price of the Company’s common stock on the date of grant, which was $42.37 per share. The Company assumed a forfeiture rate of 5% for the restricted stock unit awards. If during the service period, additional information becomes available to lead the Company to believe a different IRR level will be achieved for the two-year performance period, the Company will reassess the number of units that will vest for the grant and adjust its compensation expense accordingly on a prospective basis over the remaining service period.

	Three Months Ended March 31,
	2017	2016
Number of restricted stock unit awards that vested during the period	97,115	143,872
Fair value of restricted stock unit awards that vested during the period	$4,155	$4,747
Accumulated dividends paid upon vesting of restricted stock unit awards (1)	$68	$404
Compensation expense recognized during the period	$1,114	$2,217
Income tax benefit recognized upon vesting of restricted stock unit awards	$1,745	$1,993

(1)	Additional dividends of approximately $244 were paid during April 2017 related to the restricted stock unit awards that vested during the three months ended March 31, 2017.

As of March 31, 2017, the estimated remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $10,390. The weighted average period over which this remaining compensation expense will be recognized is approximately 2 years. As of March 31, 2017, the Company had restricted stock units outstanding that represented a total of 628,189 hypothetical shares of common stock, net of actual cumulative forfeitures of 7,407 units, assuming the maximum IRR level is achieved for all grants outstanding.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

8.	Goodwill and Other Intangible Assets - Net

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2017 (1)	$1,164,163	$98,800	$1,262,963
Foreign currency translation adjustments	—	2,790	2,790

Balance at March 31, 2017 (1)	$1,164,163	$101,590	$1,265,753

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.

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

For the year ended December 31, 2016, the Company performed a qualitative goodwill impairment assessment on all reporting units, in accordance with ASC Topic 350-20-35. No events or changes in circumstances occurred during the three months ended March 31, 2017 that indicated the carrying value of goodwill might exceed its estimated fair value.

Intangible assets consisted of the following:

	Balance at January 1, 2017	Amortization	Other (1)	Balance at March 31, 2017

Intangible assets with finite lives:
Gross carrying amount	$99,796	$—	$(1,123)	$98,673
Accumulated amortization	(64,606)	(1,216)	1,162	(64,660)

Total net intangible assets with finite lives	$35,190	(1,216)	39	$34,013
Intangible assets with indefinite lives:
Tradename	299,709	—	122	299,831

Total intangible assets — net	$334,899	$(1,216)	$161	$333,844

(1)	Amounts represent foreign currency translation adjustments and write-off of a fully amortized favorable lease associated with a closed domestic theatre.

For the year ended December 31, 2016, the Company performed a qualitative assessment for all indefinite-lived tradename assets other than its tradename in Ecuador, for which the Company performed a quantitative assessment. For the year ended December 31, 2016, the Company also performed a quantitative test on its definite-lived tradename associated with the Rave theatres acquired in 2013. No events or changes in circumstances occurred during the three months ended March 31, 2017 that indicated the carrying value of indefinite-lived tradename assets might exceed their estimated fair values.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Estimated aggregate future amortization expense for intangible assets is as follows:

For the nine months ended December 31, 2017	$3,710
For the twelve months ended December 31, 2018	4,835
For the twelve months ended December 31, 2019	3,973
For the twelve months ended December 31, 2020	4,304
For the twelve months ended December 31, 2021	2,189
Thereafter	15,002

Total	$34,013

9.	Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. See discussion of the Company’s long-lived asset impairment evaluation process in “Critical Accounting Policies” in its Annual Report on Form 10-K for the year ended December 31, 2016, filed February 23, 2017. As noted in the discussion, fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the three months ended March 31, 2017 and 2016. As of March 31, 2017, the estimated aggregate fair value of the long-lived assets impaired during the three months ended March 31, 2017 was approximately $1,128.

The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

	Three Months Ended March 31,
	2017	2016
United States theatre properties	$273	$136
International theatre properties	—	356

Impairment of long-lived assets	$273	$492

10.	Fair Value Measurements

The Company determines fair value measurements in accordance with FASB ASC Topic 820: Fair Value Measurements (“ASC Topic 820”), which establishes a fair value hierarchy under which an asset or liability is categorized based on the lowest level of input significant to its fair value measurement. The levels of input defined by ASC Topic 820 are as follows:

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company did not have any assets or liabilities measured at fair value on a recurring basis under ASC Topic 820 as of December 31, 2016 or March 31, 2017.

Below is a reconciliation of the beginning and ending balance for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016:

Liabilities(1)
2016
Beginning balances - January 1	$373
Total loss included in accumulated other comprehensive loss	14
Settlements included in interest expense	(334)

Ending balances – March 31	$53

(1)	The Company was previously party to an interest rate swap agreement, which expired in April 2016.

The Company estimates the fair value of its long-term debt using the market approach, which utilizes quoted market prices that fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820. The carrying value of the Company’s long-term debt was $1,822,966 as of March 31, 2017 and December 31, 2016, excluding unamortized debt discounts and debt issue costs. The fair value of the Company’s long-term debt was $1,840,777 and $1,850,212 as of March 31, 2017 and December 31, 2016, respectively.

The Company also uses the market approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 8 and Note 9). See additional explanation of fair value measurement techniques used for long-lived assets, goodwill and intangible assets in “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed February 23, 2017. There were no changes in valuation techniques and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2017.

11.	Foreign Currency Translation

The accumulated other comprehensive loss account in stockholders’ equity of $233,473 and $247,013 at March 31, 2017 and December 31, 2016, respectively, primarily includes cumulative foreign currency adjustments of $233,705 and $247,047, respectively, from translating the financial statements of the Company’s international subsidiaries.

All foreign countries where the Company has operations are non-highly inflationary, and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.

There has been a steady devaluation of the Argentine peso relative to the U.S. dollar in recent years. A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the functional currency of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. While the official cumulative inflation rate for Argentina over the last three years has not reached 100 percent, the Company will continue to monitor the inflation on a quarterly basis to determine whether remeasurement is necessary.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of the impact of translating the March 31, 2017 financial statements of the Company’s international subsidiaries:

	Exchange Rate as of		Other Comprehensive Income (Loss) for The Three Months Ended March 31, 2017
Country	March 31, 2017	December 31, 2016
Brazil	3.15	3.26	$7,964
Argentina	15.42	16.04	2,617
Peru	3.29	3.45	2,039
Colombia	2,880.24	3,000.71	1,227
Chile	663.28	679.09	1,151
All other			(105)

			$14,893

During the three months ended March 31, 2017, the Company reclassified $1,551 of cumulative foreign currency translation adjustments, related to a Canadian subsidiary that was liquidated, from accumulated other comprehensive loss to foreign currency exchange gain on the condensed consolidated statement of income.

12.	Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2017	2016
Cash paid for interest	$10,374	$15,503
Cash paid for income taxes, net of refunds received	$5,440	$6,259
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$(17,189)	$3,055
Investment in NCM – receipt of common units (see Note 5)	$18,363	$11,111
Dividends accrued on unvested restricted stock unit awards	$(153)	$(179)

(1)	Additions to theatre properties and equipment included in accounts payable as of March 31, 2017 and December 31, 2016 were $23,436 and $40,625, respectively.

13.	Segments

The Company manages its international market and its U.S. market as separate reportable operating segments, with the international segment consisting of operations in Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenues. The Company uses Adjusted EBITDA, as shown in the table below, as the primary measure of segment profit and loss to evaluate performance and allocate its resources. The Company does not report asset information by segment because that information is not used to evaluate the performance of or allocate resources between segments.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended March 31,
	2017	2016
Revenues
U.S.	$581,209	$543,915
International	202,068	164,175
Eliminations	(3,667)	(3,221)

Total revenues	$779,610	$704,869

Adjusted EBITDA (1)
U.S.	$164,654	$143,633
International	47,226	41,014

Total Adjusted EBITDA	$211,880	$184,647

Capital expenditures
U.S.	$78,817	$41,198
International	12,370	6,547

Total capital expenditures	$91,187	$47,745

(1)	Distributions from equity method investees are reported entirely within the U.S. operating segment.

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2017	2016
Net income	$80,194	$59,046
Add (deduct):
Income taxes	44,400	33,459
Interest expense (1)	26,369	28,059
Other income (2)	(12,982)	(10,380)
Loss on early retirement of debt	—	13,186
Other cash distributions from equity investees (3)	12,049	8,086
Depreciation and amortization	57,356	49,329
Impairment of long-lived assets	273	492
(Gain) loss on sale of assets and other	834	(1,779)
Deferred lease expenses	(347)	(440)
Amortization of long-term prepaid rents	493	471
Share based awards compensation expense	3,241	5,118

Adjusted EBITDA	$211,880	$184,647

(1)	Includes amortization of debt issue costs.
(2)	Includes interest income, foreign currency exchange gain and equity in income of affiliates and excludes distributions from NCM.
(3)	Includes cash distributions received from equity investees that were recorded as a reduction of the respective investment balances.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended
	March 31,
Revenues	2017	2016
U.S.	$581,209	$543,915
Brazil	94,699	71,509
Other international countries	107,369	92,666
Eliminations	(3,667)	(3,221)

Total	$779,610	$704,869

Theatre Properties and Equipment-net	March 31, 2017	December 31, 2016
U.S.	$1,323,382	$1,306,643
Brazil	199,552	197,896
Other international countries	206,302	199,997

Total	$1,729,236	$1,704,536

14.	Related Party Transactions

The Company manages theatres for Laredo Theatres, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is the Company’s Chairman of the Board and directly and indirectly owns approximately 8% of the Company’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $141 and $128 of management fee revenues during the three months ended March 31, 2017 and 2016, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC to use, on occasion, a private aircraft owned by Copper Beech Capital, LLC. Copper Beech Capital, LLC is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech Capital, LLC for the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip. For the three months ended March 31, 2017 and 2016, the aggregate amounts paid to Copper Beech Capital, LLC for the use of the aircraft was $15 and $24, respectively.

The Company currently leases 14 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of the Company’s directors and is an officer of the general partner of Syufy. Of these 15 leases, 14 have fixed minimum annual rent. The one lease without minimum annual rent has rent based upon a specified percentage of gross sales as defined in the lease. For the three months ended March 31, 2017 and 2016, the Company paid total rent of $7,326 and $6,857, respectively, to Syufy.

15.	Commitments and Contingencies

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

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. As of March 31, 2017, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 13 to our condensed consolidated financial statements.

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

Films leading the box office during the quarter ended March 31, 2017 included the carryover of Rogue One: A Star Wars Story, Hidden Figures, La La Land and new releases such as Beauty and the Beast, Logan, The LEGO Batman Movie, Get Out, Split, Kong: Skull Island, Fifty Shades Darker and other films. Films scheduled for release during the remainder of 2017 include well-known franchise films such as Star Wars: The Last Jedi, Guardians of the Galaxy Vol. 2, Justice League, Spider Man: Homecoming, Despicable Me 3, Thor: Ragnarok, The Fate of the Furious, and Wonder Woman, among other films.

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

Facility lease expense is primarily a fixed cost at the theatre level as most of our facility leases require a fixed monthly minimum rent payment. Certain of our leases are subject to percentage rent only while others are subject to percentage rent in addition to their fixed monthly rent if a target annual performance level is achieved. Facility lease expense as a percentage of revenues is also affected by the number of theatres under operating leases, the number of theatres under capital leases and the number of fee-owned theatres.

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

	Three Months Ended
Operating data (in millions):	March 31,
	2017	2016
Revenues
Admissions	$476.5	$435.8
Concession	268.2	237.8
Other	34.9	31.3

Total revenues	$779.6	$704.9
Cost of operations
Film rentals and advertising	252.8	232.9
Concession supplies	42.1	35.9
Salaries and wages	84.2	75.1
Facility lease expense	84.3	78.8
Utilities and other	88.4	81.4
General and administrative expenses	38.2	37.9
Depreciation and amortization	57.3	49.3
Impairment of long-lived assets	0.3	0.5
(Gain) loss on sale of assets and other	0.8	(1.8)

Total cost of operations	648.4	590.0

Operating income	$131.2	$114.9

Operating data as a percentage of total revenues:
Revenues
Admissions	61.1%	61.8%
Concession	34.4%	33.7%
Other	4.5%	4.5%

Total revenues	100.0%	100.0%

Cost of operations (1)
Film rentals and advertising	53.1%	53.4%
Concession supplies	15.7%	15.1%
Salaries and wages	10.8%	10.7%
Facility lease expense	10.8%	11.2%
Utilities and other	11.3%	11.5%
General and administrative expenses	4.9%	5.4%
Depreciation and amortization	7.4%	7.0%
Impairment of long-lived assets	0.0%	0.1%
(Gain) loss on sale of assets and other	0.1%	(0.3)%
Total cost of operations	83.2%	83.7%
Operating income	16.8%	16.3%

Average screen count (month end average)	5,898	5,805

Average operating screen count (month end average)	5,792	5,768

Revenues per average screen (dollars)	$132,182	$121,424

(1)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three Months Ended March 31, 2017 versus March 31, 2016

Revenues. Total revenues increased $74.7 million to $779.6 million for the three months ended March 31, 2017 (“first quarter of 2017”) from $704.9 million for the three months ended March 31, 2016 (“first quarter of 2016”), representing a 10.6% increase. The table below, presented by reportable operating segment, summarizes our revenue performance and certain key performance indicators for the three months ended March 31, 2017 and 2016.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency(3)
	2017	2016	% Change	2017	2016	% Change	2017	% Change	2017	2016	% Change
Admissions revenues(1)	$356.2	$337.5	5.5%	$120.3	$98.3	22.4%	$109.2	11.1%	$476.5	$435.8	9.3%
Concession revenues(1)	$203.4	$184.0	10.5%	$64.8	$53.8	20.4%	$59.3	10.2%	$268.2	$237.8	12.8%
Other revenues(1)(2)	$18.0	$19.2	(6.3)%	$16.9	$12.1	39.7%	$15.4	27.3%	$34.9	$31.3	11.5%
Total revenues (1)(2)	$577.6	$540.7	6.8%	$202.0	$164.2	23.0%	$183.9	12.0%	$779.6	$704.9	10.6%
Attendance(1)	46.5	44.5	4.5%	27.8	28.0	(0.7)%			74.3	72.5	2.5%
Average ticket price(1)	$7.66	$7.58	1.1%	$4.33	$3.51	23.4%	$3.93	12.0%	$6.41	$6.01	6.7%
Concession revenues per patron(1)	$4.37	$4.13	5.8%	$2.33	$1.92	21.4%	$2.13	10.9%	$3.61	$3.28	10.1%

(1)	Revenues and attendance amounts in millions. Average ticket price is calculated as admissions revenues divided by attendance. Concession revenues per patron is calculated as concession revenues divided by attendance.
(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 13 to our condensed consolidated financial statements.
(3)	Constant currency revenue amounts, which are non-GAAP measurements, were calculated using the average exchange rate for the corresponding month for 2016. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time in accordance with U.S. GAAP. Significant changes in foreign exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance that excludes the impact of foreign currency fluctuations.

•	U.S. Admissions revenues increased $18.7 million due to a 4.5% increase in attendance and a 1.1% increase in average ticket price. The increase in concession revenues of $19.4 million was attributable to the 4.5% increase in attendance and a 5.8% increase in concession revenues per patron. The increase in attendance was due to the impact of luxury lounger conversions, new theatres and the strong slate of films in the first quarter of 2017. The increase in average ticket price was primarily due to price increases. The increase in concession revenues per patron was primarily due to price increases and incremental sales incidence. The decrease in other revenues was primarily due to revenues recognized in the first quarter of 2016 related to promotional benefits that were nonrecurring in nature.

•	International. Admissions revenues increased $22.0 million as reported primarily due to a 23.4% increase in average ticket price, partially offset by a 0.7% decrease in attendance. Admissions revenues increased $10.9 million in constant currency, primarily due to a 12.0% increase in constant currency average ticket price, partially offset by the 0.7% decrease in attendance. Concession revenues increased $11.0 million as reported primarily due to a 21.4% increase in concession revenues per patron, partially offset by the 0.7% decrease in attendance. Concession revenues increased $5.5 million in constant currency, primarily due to a 10.9% increase in constant currency concession revenues per patron, partially offset by the 0.7% decrease in attendance. Average ticket price and concession revenues per patron increased primarily due to price increases, which was primarily driven by local inflation.

Cost of Operations. The table below summarizes our theatre operating costs (in millions) by reportable operating segment for the three months ended March 31, 2017 and 2016.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2017	2016	2017	2016	Constant Currency 2017 (1)	2017	2016
Film rentals and advertising	$196.4	$187.6	$56.4	$45.3	$51.3	$252.8	$232.9
Concession supplies	28.1	24.9	14.0	11.0	12.8	42.1	35.9
Salaries and wages	63.2	58.7	21.0	16.4	19.5	84.2	75.1
Facility lease expense	61.4	59.9	22.9	18.9	20.7	84.3	78.8
Utilities and other	60.0	58.8	28.4	22.6	26.0	88.4	81.4

(1)	Constant currency expense amounts, which are non-GAAP measurements were calculated using the average exchange rate for the corresponding month for 2016. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time in accordance with U.S. GAAP. Significant changes in foreign exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance that excludes the impact of foreign currency fluctuations.

•	U.S. Film rentals and advertising costs were $196.4 million, or 55.1% of admissions revenues, for the first quarter of 2017 compared to $187.6 million, or 55.6% of admissions revenues, for the first quarter of 2016. The decrease in film rentals and advertising costs as a percentage of admissions revenues was due to the mix of films during the first quarter of 2017, with the box office consisting of more mid-tier ($150 million to $299 million) films and fewer blockbuster films. Concession supplies expense was $28.1 million, or 13.8% of concession revenues, for the first quarter of 2017 compared to $24.9 million, or 13.5% of concession revenues, for the first quarter of 2016. The increase in the concession supplies rate was primarily due to the impact of our expanded menu offerings at certain theatres.

Salaries and wages increased to $63.2 million for the first quarter of 2017 from $58.7 million for the first quarter of 2016 primarily due to minimum wage rate increases, new theatres and incremental staffing to support the 4.5% increase in attendance. Facility lease expense increased to $61.4 million for the first quarter of 2017 from $59.9 million for the first quarter of 2016 primarily due to new theatres. Utilities and other costs increased to $60.0 million for the first quarter of 2017 from $58.8 million for the first quarter of 2016 primarily due to increased utilities costs, janitorial service costs and security costs, most of which are due to new theatres.

•	International. Film rentals and advertising costs were $56.4 million ($51.3 million in constant currency), or 46.9% of admissions revenues, for the first quarter of 2017 compared to $45.3 million, or 46.1% of admissions revenues, for the first quarter of 2016. Concession supplies expense was $14.0 million ($12.8 million in constant currency), or 21.6% of concession revenues, for the first quarter of 2017 compared to $11.0 million, or 20.4% of concession revenues, for the first quarter of 2016. The increase in the concession supplies rate was primarily due to the mix of concession products sold.

Salaries and wages increased to $21.0 million ($19.5 million in constant currency) for the first quarter of 2017 compared to $16.4 million for the first quarter of 2016. The as reported increase was due to limited flexibility in scheduling staff caused by shifting government regulations, the impact of changes in foreign currency exchange rates in certain countries in which we operate, new theatres and increased local currency wage rates. Facility lease expense increased to $22.9 million ($20.7 million in constant currency) for the first quarter of 2017 compared to $18.9 million for the first quarter of 2016. The as reported increase was due to the impact of changes in foreign currency exchange rates in certain countries in which we operate and new theatres. Utilities and other costs increased to $28.4 million ($26.0 million in constant currency) for the first quarter of 2017 compared to $22.6 million for the first quarter of 2016. The as reported increase was due to the impact of changes in foreign currency exchange rates in certain countries in which we operate, increases in repairs and maintenance expenses, utility expenses and new theatres.

General and Administrative Expenses. General and administrative expenses increased to $38.2 million for the first quarter of 2017 compared to $37.9 million for the first quarter of 2016. The increase was primarily due to the impact of changes in foreign currency exchange rates in certain countries in which we operate and increased professional fees and travel expense, partially offset by a decrease in share based award compensation expense.

Depreciation and Amortization. Depreciation and amortization expense was $57.3 million during the first quarter of 2017 compared to $49.3 million during the first quarter of 2016. The increase was primarily due to new and remodeled theatres.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $0.3 million during the first quarter of 2017 compared to $0.5 million during the first quarter of 2016. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. Impairment charges for the first quarter of 2017 impacted theatre properties in five of our twenty-six reporting units. See Note 9 to our condensed consolidated financial statements.

(Gain) Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $0.8 million during the first quarter of 2017 compared to a gain of $1.8 million during the first quarter of 2016. The loss recorded during the first quarter of 2017 was primarily due to the retirement of theatre equipment related to theatre remodels, partially offset by gains related to the sale of excess land parcels. The gain recorded during the first quarter of 2016 included a gain on the sale of our investment in RealD stock, as we reclassified an accumulated unrealized holding gain from accumulated other comprehensive loss to the income statement upon RealD’s acquisition by a private equity firm. This gain was partially offset by the retirement of theatre equipment related to theatre closures and remodels.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $26.4 million during the first quarter of 2017 compared to $28.1 million during the first quarter of 2016. The decrease was due to the redemption of our previously outstanding $200.0 million 7.375% senior subordinated notes (the “7.375% Senior Subordinated Notes”) funded by a $225.0 million add-on to our 4.875% senior notes (the “4.875% Senior Notes), which occurred on March 21, 2016, as well as amendments to our senior secured credit facility completed during June and December of 2016, which, in the aggregate, reduced the rate at which our term loan accrues interest by 75 basis points.

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

Foreign Currency Exchange Gain. We recorded a foreign currency exchange gain of approximately $1.6 million during the first quarter of 2017 compared to approximately $1.9 million during the first quarter of 2016. These amounts primarily represent the impact of changes in foreign currency exchange rates on intercompany transactions between our domestic subsidiaries and our international subsidiaries. See Note 11 to the condensed consolidated financial statements for further discussion.

Distributions from NCM. We recorded distributions from NCM of $6.8 million during the first quarter of 2017 compared to $8.5 million recorded during the first quarter of 2016, both of which were in excess of the carrying value of our Tranche 1 investment. See Note 5 to our condensed consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $10.1 million during the first quarter of 2017 compared to $7.1 million during the first quarter of 2016. See Notes 5 and 6 to our condensed consolidated financial statements for information about our equity method investments.

Income Taxes. We recorded income tax expense of $44.4 million for the first quarter of 2017 compared to $33.5 million for the first quarter of 2016. The effective tax rate was approximately 35.6% for the first quarter of 2017 compared to 36.2% for the first quarter of 2016. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, nearly all of our theatres also provide the patron a choice of using a credit card, debit card or advanced-sale type certificates such as a gift card. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities was $150.6 million for the three months ended March 31, 2017 compared to $67.7 million for the three months ended March 31, 2016. Cash provided by operating activities for the three months ended March 31, 2017 was higher primarily due to increased net income and the timing of payments made to vendors during the respective quarter.

Investing Activities

Our investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility.    Cash used for investing activities was $87.6 million for the three months ended March 31, 2017 compared to $49.3 million for the three months ended March 31, 2016.

Capital expenditures for the three months ended March 31, 2017 and 2016 were as follows (in millions):

Period	New Properties	Existing Properties	Total
Three Months Ended March 31, 2017	$16.8	$74.4	$91.2
Three Months Ended March 31, 2016	$13.5	$34.2	$47.7

Capital expenditures for existing properties in the table above includes the costs of remodeling certain of our existing theatres to include Luxury Loungers and expanded concession offerings. During the three months ended March 31, 2017 and 2016, we had an average of 106 and 37 of our domestic screens, respectively, temporarily closed for such remodels.

Our U.S. theatre circuit consisted of 337 theatres with 4,541 screens at March 31, 2017. During the three months ended March 31, 2017, we closed two theatres with 18 screens. At March 31, 2017, we had signed commitments to open four new theatres with 38 screens in domestic markets during the remainder of 2017 and open eight new theatres with 87 screens subsequent to 2017. We estimate the remaining capital expenditures for the development of these 125 domestic screens will be approximately $86.1 million.

Our international theatre circuit consisted of 188 theatres with 1,353 screens at March 31, 2017. During the three months ended March 31, 2017, we built one new theatre and nine screens. At March 31, 2017, we had signed commitments to open three new theatres with 25 screens in international markets during the remainder of 2017 and open four new theatres with 19 screens subsequent to 2017. We estimate the remaining capital expenditures for the development of these 44 international screens will be approximately $16.2 million.

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

Financing Activities

Cash used for financing activities was $41.7 million for the three months ended March 31, 2017 compared to $22.7 million for the three months ended March 31, 2016. Financing activities for the three months ended March 31, 2016 included the redemption of Cinemark USA, Inc.’s $200.0 million 7.375% Senior Subordinated Notes with proceeds from the issuance of a $225.0 million add-on to Cinemark USA, Inc.’s existing 4.875% Senior Notes.

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

Long-term debt consisted of the following as of March 31, 2017 (in millions):

Cinemark USA, Inc. term loan	$663.8
Cinemark USA, Inc. 5.125% senior notes due 2022	755.0
Cinemark USA, Inc. 4.875% senior notes due 2023	400.0
Other	4.2

Total long-term debt	$1,823.0
Less current portion	7.1

Subtotal long-term debt, less current portion	$1,815.9
Less: Debt discounts and debt issuance costs	33.4

Long-term debt, less current portion, net of debt issuance costs	$1,782.5

As of March 31, 2017, Cinemark USA, Inc. had $100.0 million in available borrowing capacity on its revolving credit line.

Contractual Obligations

There have been no material changes in our contractual obligations previously disclosed in “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed February 23, 2017.

Off-Balance Sheet Arrangements

Other than the operating leases and purchase commitments disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed February 23, 2017, we do not have any new off-balance sheet arrangements.

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a seven year $700.0 million term loan and a five year $100.0 million revolving credit line (collectively referred to as the “Credit Agreement”). Quarterly principal payments in the amount of $1.75 million are due on the term loan through March 31, 2022, with the remaining principal of $635.3 million due on May 8, 2022. The maturity date for the revolving credit line is December 18, 2017.

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

The dividend restriction contained in the Credit Agreement prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Credit Agreement; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Credit Agreement, and (c) certain other defined amounts. As of March 31, 2017, Cinemark USA, Inc. could have distributed up to approximately $2,465.2 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the Credit Agreement, subject to its available cash and other borrowing restrictions outlined in the agreement.

At March 31, 2017, there was $663.8 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $100.0 million in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the Credit Agreement at March 31, 2017 was approximately 3.2% per annum.

Cinemark USA, Inc. 5.125% Senior Notes

On December 18, 2012, Cinemark USA, Inc. issued $400.0 million aggregate principal amount of 5.125% senior notes due 2022, at par value (the “5.125% Senior Notes”). Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year. The 5.125% Senior Notes mature on December 15, 2022.

The indenture to the 5.125% Senior Notes contains covenants including limitations on the amount of dividends that could be paid by Cinemark USA, Inc. As of March 31, 2017, Cinemark USA, Inc. could have distributed up to approximately $2,375.7 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of March 31, 2017 was approximately 6.1 to 1.

Cinemark USA, Inc. 4.875% Senior Notes

On May 24, 2013, Cinemark USA, Inc. issued $530.0 million aggregate principal amount of the 4.875% Senior Notes due 2023, at par value. On March 21, 2016, Cinemark USA, Inc. issued an additional $225.0 million aggregate principal amount of the 4.875% Senior Notes at 99.0% of the principal amount plus accrued and unpaid interest from December 1, 2015. Proceeds, after payment of fees, were used to finance the redemption of Cinemark, USA, Inc.’s $200.0 million 7.375% Senior Subordinated Notes. These additional notes have identical terms, other than the issue date, the issue price and the first interest payment date, and constitute part of the same series as the Company’s existing 4.875% Senior Notes. Interest on the 4.875% Senior Notes is payable on June 1 and December 1 of each year. The 4.875% Senior Notes mature on June 1, 2023.

The indenture to the 4.875% Senior Notes contains covenants that include limitations on the amount of dividends that Cinemark USA, Inc. can pay. As of March 31, 2017, Cinemark USA, Inc. could have distributed up to approximately $2,370.9 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of March 31, 2017 was approximately 6.1 to 1.

Covenant Compliance

As of March 31, 2017, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

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

Interest Rate Risk

We are currently party to a variable rate debt facility. An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt. At March 31, 2017, we had an aggregate of approximately $663.8 million of variable rate debt outstanding. Based on the interest rates in effect on the variable rate debt outstanding at March 31, 2017, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $6.6 million.

The table below provides information about our fixed rate and variable rate long-term debt agreements as of March 31, 2017:

	Expected Maturity for the Twelve-Month Periods Ending March 31,								Average
	(in millions)								Interest
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value	Rate
Fixed rate	$1.4	$1.4	$1.4	$—	$—	$1,155.0	$1,159.2	$1,172.8	5.0%
Variable rate	5.7	5.7	5.7	5.7	5.7	635.3	663.8	668.0	3.2%

Total debt	$7.1	$7.1	$7.1	$5.7	$5.7	$1,790.3	$1,823.0	$1,840.8

Foreign Currency Exchange Rate Risk

Other than the devaluation of the Argentina peso, discussed in Note 11, there have been no material changes in foreign currency exchange rate risk previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed February 23, 2017.

Item 4.	Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2017, we carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes from legal proceedings previously reported under “Business – Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed February 23, 2017.

Item 1A.	Risk Factors

There have been no material changes from risk factors previously disclosed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed February 23, 2017.

Item 6.	Exhibits

+*10.1	Third Amended and Restated Non-Employee Director Compensation Policy effective February 15, 2017.

*31.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

* 101	Financial Statements from the quarterly report on Form 10-Q of Cinemark Holdings, Inc. for the quarter ended March 31, 2017, filed May 3, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

+	Any management contract, compensatory plan or arrangement.
*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK HOLDINGS, INC.
Registrant

DATE: May 3, 2017

/s/ Mark Zoradi
Mark Zoradi
Chief Executive Officer

/s/ Sean Gamble
Sean Gamble
Chief Financial Officer

EXHIBIT INDEX

+*10.1	Third Amended and Restated Non-Employee Director Compensation Policy effective February 15, 2017.

*31.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

* 101	Financial Statements from the quarterly report on Form 10-Q of Cinemark Holdings, Inc. for the quarter ended March 31, 2017, filed May 3, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

+	Any management contract, compensatory plan or arrangement.
*	filed herewith.