Form 10-Q
period 2017-06-30
Cinemark Holdings, Inc.
filed 2017-08-04
CIK 1385280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

Commission File Number: 001-33401

CINEMARK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5490327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3900 Dallas Parkway
Suite 500
Plano, Texas	75093
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (972) 665-1000

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

As of July 31, 2017, 116,468,044 shares of common stock were issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$504,179	$561,235
Inventories	18,388	16,961
Accounts receivable	72,401	74,993
Current income tax receivable	4,108	7,367
Prepaid expenses and other	19,333	15,761
Total current assets	618,409	676,317

Theatre properties and equipment	3,192,491	3,059,754
Less: accumulated depreciation and amortization	1,435,505	1,355,218
Theatre properties and equipment, net	1,756,986	1,704,536

Other assets
Goodwill	1,292,927	1,262,963
Intangible assets - net	335,011	334,899
Investment in NCM	201,716	189,995
Investments in and advances to affiliates	106,345	98,317
Long-term deferred tax asset	2,139	2,051
Deferred charges and other assets - net	40,992	37,555
Total other assets	1,979,130	1,925,780

Total assets	$4,354,525	$4,306,633

Liabilities and equity

Current liabilities
Current portion of long-term debt	$7,099	$5,671
Current portion of capital lease obligations	23,051	21,139
Current income tax payable	3,766	5,071
Current liability for uncertain tax positions	10,731	10,085
Accounts payable and accrued expenses	361,239	401,259
Total current liabilities	405,886	443,225

Long-term liabilities
Long-term debt, less current portion	1,782,104	1,782,441
Capital lease obligations, less current portion	228,854	234,281
Long-term deferred tax liability	149,415	135,014
Long-term liability for uncertain tax positions	8,209	8,105
Deferred lease expenses	41,629	42,378
Deferred revenue - NCM	357,132	343,928
Other long-term liabilities	45,875	44,301
Total long-term liabilities	2,613,218	2,590,448

Commitments and contingencies (see Note 16)

Equity
Cinemark Holdings, Inc.'s stockholders' equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 120,992,302 shares issued and 116,468,248 shares outstanding at June 30, 2017 and 120,657,254 shares issued and 116,210,252 shares outstanding at December 31, 2016	121	121
Additional paid-in-capital	1,134,886	1,128,442
Treasury stock, 4,524,054 and 4,447,002 shares, at cost, at June 30, 2017 and December 31, 2016, respectively	(76,332)	(73,411)
Retained earnings	516,830	453,679
Accumulated other comprehensive loss	(251,969)	(247,013)
Total Cinemark Holdings, Inc.'s stockholders' equity	1,323,536	1,261,818
Noncontrolling interests	11,885	11,142
Total equity	1,335,421	1,272,960

Total liabilities and equity	$4,354,525	$4,306,633

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Admissions	$449,880	$456,075	$926,349	$891,895
Concession	262,322	253,592	530,546	491,407
Other	38,993	34,737	73,910	65,971
Total revenues	751,195	744,404	1,530,805	1,449,273

Cost of operations
Film rentals and advertising	246,556	250,421	499,374	483,335
Concession supplies	41,839	39,208	83,939	75,111
Salaries and wages	89,812	84,237	174,013	159,373
Facility lease expense	82,388	80,252	166,650	159,056
Utilities and other	91,053	89,130	179,410	170,507
General and administrative expenses	37,834	35,987	76,050	73,853
Depreciation and amortization	59,137	52,358	116,493	101,687
Impairment of long-lived assets	4,301	1,425	4,574	1,917
Loss on sale of assets and other	54	5,824	888	4,045
Total cost of operations	652,974	638,842	1,301,391	1,228,884

Operating income	98,221	105,562	229,414	220,389

Other income (expense)
Interest expense	(26,522)	(27,262)	(52,891)	(55,321)
Loss on debt amendments and refinancing	(246)	(98)	(246)	(13,284)
Interest income	1,380	2,013	2,713	3,365
Foreign currency exchange gain (loss)	(155)	512	1,434	2,398
Distributions from NCM	2,772	193	9,560	8,736
Equity in income of affiliates	5,805	5,065	15,865	12,207
Total other expense	(16,966)	(19,577)	(23,565)	(41,899)

Income before income taxes	81,255	85,985	205,849	178,490
Income taxes	29,445	31,617	73,845	65,076
Net income	$51,810	$54,368	$132,004	$113,414
Less: Net income attributable to noncontrolling interests	571	462	1,037	983
Net income attributable to Cinemark Holdings, Inc.	$51,239	$53,906	$130,967	$112,431

Weighted average shares outstanding
Basic	115,785	115,576	115,707	115,411
Diluted	116,072	115,758	116,020	115,660

Earnings per share attributable to Cinemark Holdings, Inc.'s common stockholders
Basic	$0.44	$0.46	$1.12	$0.97
Diluted	$0.44	$0.46	$1.12	$0.97

Dividends declared per common share	$0.29	$0.27	$0.58	$0.54

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$51,810	$54,368	$132,004	$113,414
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of settlements, net of taxes of $0, $20, $0 and $138	—	33	—	234
Other comprehensive income (loss) in equity method investments	(95)	146	103	(176)
Foreign currency translation adjustments	(18,401)	24,887	(3,508)	38,667
Total other comprehensive income (loss), net of tax	(18,496)	25,066	(3,405)	38,725
Total comprehensive income, net of tax	33,314	79,434	128,599	152,139
Comprehensive income attributable to noncontrolling interests	(571)	(473)	(1,037)	(1,003)
Comprehensive income attributable to Cinemark Holdings, Inc.	$32,743	$78,961	$127,562	$151,136

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net income	$132,004	$113,414
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	115,755	100,655
Amortization of intangible and other assets and favorable/unfavorable leases	738	1,032
Amortization of long-term prepaid rents	989	985
Amortization of debt issue costs	3,063	2,664
Amortization of deferred revenues, deferred lease incentives and other	(7,923)	(9,339)
Impairment of long-lived assets	4,574	1,917
Share based awards compensation expense	6,444	7,660
Loss on sale of assets and other	888	4,045
Write-off of unamortized debt issue costs associated with early retirement of debt	—	2,369
Deferred lease expenses	(722)	(647)
Equity in income of affiliates	(15,865)	(12,207)
Deferred income tax expenses	14,515	2,101
Distributions from equity investees	14,919	8,270
Changes in assets and liabilities and other	(33,935)	(21,996)
Net cash provided by operating activities	235,444	200,923

Investing activities
Additions to theatre properties and equipment and other	(182,800)	(131,524)
Acquisitions of theatres in the U.S. and international markets	(40,829)	(15,300)
Proceeds from sale of theatre properties and equipment and other	14,521	441
Proceeds from sale of marketable securities	—	13,451
Investment in joint ventures and other	(466)	(700)
Net cash used for investing activities	(209,574)	(133,632)

Financing activities
Dividends paid to stockholders	(67,528)	(62,740)
Payroll taxes paid as a result of restricted stock withholdings	(2,921)	(6,802)
Proceeds from issuance of Senior Notes, net of discount	—	222,750
Retirement of Senior Subordinated Notes	—	(200,000)
Repayments of long-term debt	(1,427)	(15,217)
Payment of debt issue costs	(521)	(4,504)
Payments on capital leases	(10,143)	(9,529)
Other	(311)	1,270
Net cash used for financing activities	(82,851)	(74,772)

Effect of exchange rate changes on cash and cash equivalents	(75)	2,542

Decrease in cash and cash equivalents	(57,056)	(4,939)

Cash and cash equivalents:
Beginning of period	561,235	588,539
End of period	$504,179	$583,600

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

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2016, included in the Annual Report on Form 10-K filed February 23, 2017 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be achieved for the full year.

2.	New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). The purpose of ASU 2014-09 is to clarify the principles for recognizing revenue and create a common revenue standard for U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts).  The following subsequent Accounting Standards Updates either clarified or revised guidance set forth in ASU 2014-09:

•

In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, (“ASU 2015-14”).  ASU 2015-14 deferred the effective date of ASU 2014-09.  The guidance in ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.

•

In March 2016, the FASB issued Accounting Standards Update 2016-08, Revenue from Contracts with Customers (Topic 606):  Principal versus Agent Considerations (Reporting Revenues Gross versus Net), (“ASU 2016-08”). The purpose of ASU 2016-08 is to clarify the implementation of revenue recognition guidance for principal versus agent considerations.

•

In April 2016, the FASB issued Accounting Standards Update 2016-10, Revenue from Contracts with Customers (Topic 606):  Identifying Performance Obligations and Licensing, (“ASU 2016-10”). The purpose of ASU 2016-10 is to clarify certain aspects of identifying performance obligations and licensing implementation guidance.

•

In May 2016, the FASB issued Accounting Standards Update 2016-12, Revenue from Contracts with Customers (Topic 606):  Narrow-Scope Improvements and Practical Expedients, (“ASU 2016-12”). The purpose of ASU 2016-12 is to address certain narrow aspects of Accounting Standards Codification (“ASC”) Topic 606 including assessing collectability, presentation of sales taxes, noncash considerations, contract modifications and completed contracts at transition.

•

In December 2016, the FASB issued Accounting Standards Update 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, (“ASU 2016-20”). The purpose of ASU 2016-20 is to amend certain narrow aspects of the guidance issued in ASU 2014-09 related to the disclosure of performance obligations, as well as

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

other amendments related to loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples.

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

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments – a consensus of the FASB Emerging Issues Task Force, (“ASU 2016-15”). The purpose of ASU 2016-15 is to reduce the diversity in practice regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year.  A retrospective transition method should be used in the application of the amendments within ASU 2016-15.  Early adoption is permitted. The Company does not expect ASU 2016-15 to have a material impact on its condensed consolidated financial statements.

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

Effective January 1, 2017, the Company adopted ASU 2016-09 on a prospective basis.  In accordance with the amendments in ASU 2016-09, the Company’s diluted earnings per share calculation for the three and six months ended June 30, 2017 excludes the estimated income tax benefits and deficiencies in the application of the treasury stock method.  Excess income tax benefits or deficiencies related to share based awards are recognized as discrete items in the income statement during the period in which they

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

occur. See Note 8 for a discussion of share based awards and related income tax benefits recognized during the six months ended June 30, 2017 and 2016.

The following table presents computations of basic and diluted earnings per share under the two-class method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to Cinemark Holdings, Inc.	$51,239	$53,906	$130,967	$112,431
Earnings allocated to participating share-based awards (1)	$(263)	(272)	(620)	(496)
Net income attributable to common stockholders	$50,976	$53,634	$130,347	$111,935

Denominator (shares in thousands):
Basic weighted average common stock outstanding	115,785	115,576	115,707	115,411
Common equivalent shares for restricted stock units	287	182	313	249
Diluted	116,072	115,758	116,020	115,660

Basic earnings per share attributable to common stockholders	$0.44	$0.46	$1.12	$0.97
Diluted earnings per share attributable to common stockholders	$0.44	$0.46	$1.12	$0.97

(1)

For the three months ended June 30, 2017 and 2016, a weighted average of approximately 605 and 588 shares of unvested restricted stock, respectively, were considered participating securities. For the six months ended June 30, 2017 and 2016, a weighted average of approximately 552 and 514 shares of unvested restricted stock, respectively, were considered participating securities.

4.	Long Term Debt Activity

Senior Secured Credit Facility

On June 16, 2017, Cinemark USA, Inc., our wholly-owned subsidiary, amended its senior secured credit facility to reduce the rate at which the term loan bears interest by 0.25% and to modify certain covenant definitions within the agreement. The Company incurred debt issue costs of approximately $521 in connection with the amendment, which are reflected as a reduction of long term debt on the condensed consolidated balance sheet as of June 30, 2017.  In addition, the Company incurred approximately $246 in legal fees that are reflected as loss on debt amendments and refinancing on the condensed consolidated statements of income for the three and six months ended June 30, 2017.

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt using the market approach, which utilizes quoted market prices that fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820. The carrying value of the Company’s long-term debt was $1,821,539 and $1,822,966 as of June 30, 2017 and December 31, 2016, respectively, excluding unamortized debt discounts and debt issue costs. The fair value of the Company’s long-term debt was $1,851,951 and $1,850,212 as of June 30, 2017 and December 31, 2016, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

5.	Equity

Below is a summary of changes in stockholders’ equity attributable to Cinemark Holdings, Inc., noncontrolling interests and total equity for the six months ended June 30, 2017 and 2016:

	Cinemark
	Holdings, Inc.
	Stockholders’	Noncontrolling	Total
	Equity	Interests	Equity
Balance at January 1, 2017	$1,261,818	$11,142	$1,272,960
Share based awards compensation expense	6,444	—	6,444
Stock withholdings related to share based awards that vested during the six months ended June 30, 2017	(2,921)	—	(2,921)
Dividends paid to stockholders (1)	(67,528)	—	(67,528)
Dividends accrued on unvested restricted stock unit awards (1)	(288)	—	(288)
Dividends paid to noncontrolling interests	—	(294)	(294)
Net income	130,967	1,037	132,004
Other comprehensive income in equity method investees	103	—	103
Foreign currency translation adjustments (see Note 12)	(5,059)	—	(5,059)
Balance at June 30, 2017	$1,323,536	$11,885	$1,335,421

	Cinemark
	Holdings, Inc.
	Stockholders’	Noncontrolling	Total
	Equity	Interests	Equity
Balance at January 1, 2016	$1,099,708	$11,105	$1,110,813
Share based awards compensation expense	7,660	―	7,660
Stock withholdings related to share based awards that vested during the six months ended June 30, 2016	(6,802)	―	(6,802)
Issuance of common stock related to restricted stock units that vested during the six months ended June 30, 2016	1	―	1
Tax benefit related to share based awards vesting	1,785	―	1,785
Dividends paid to stockholders (2)	(62,740)	―	(62,740)
Dividends accrued on unvested restricted stock unit awards (2)	(264)	―	(264)
Dividends paid to noncontrolling interests	―	(515)	(515)
Net income	112,431	983	113,414
Fair value adjustments on interest rate swap agreements designated as hedges, net of settlements, net of taxes of $138	234	―	234
Gain realized on available-for-sale securities, net of taxes of $1,180	(2,011)	―	(2,011)
Other comprehensive loss in equity method investees	(176)	―	(176)
Foreign currency translation adjustments	38,647	20	38,667
Balance at June 30, 2016	$1,188,473	$11,593	$1,200,066

(1)

The Company’s board of directors declared a cash dividend for the first quarter of 2017 in the amount of $0.29 per share of common stock payable to stockholders of record on June 8, 2017. The dividend was paid on June 22, 2017.  The Company’s board of directors declared a cash dividend for the fourth quarter of 2016 in the amount of $0.29 per share of common stock payable to stockholders of record on March 8, 2017.  The dividend was paid on March 20, 2017.

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

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

			Distributions
	Investment	Deferred	from	Equity in	Other	Cash
	in NCM	Revenue	NCM	Income	Revenue	Received
Balance as of January 1, 2017	$189,995	$(343,928)
Receipt of common units due to annual common unit adjustment	18,363	(18,363)	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	(5,671)	5,671
Receipt of excess cash distributions	(7,618)	—	(7,486)	—	—	15,104
Receipt under tax receivable agreement	(2,089)	—	(2,074)	—	—	4,163
Equity in earnings	3,065	—	—	(3,065)	—	—
Amortization of deferred revenue	—	5,159	—	—	(5,159)	—
Balance as of and for the six month period ended June 30, 2017	$201,716	$(357,132)	$(9,560)	$(3,065)	$(10,830)	$24,938

(1)

Amount includes the per patron and per digital screen theatre access fees due to the Company, net of amounts paid to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $5,799.

During the three months ended June 30, 2017 and 2016 the Company recorded equity in loss of approximately $176 and $28, respectively. During the six months ended June 30, 2017 and 2016, the Company recorded equity in earnings of approximately $3,065 and $1,845, respectively.

The Company made payments to NCM of approximately $50 and $28 during the six months ended June 30, 2017 and 2016, respectively, related to installation of certain equipment used for digital advertising, which is included in theatre properties and equipment on the condensed consolidated balance sheets.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

As of June 30, 2017, the Company owned a total of 27,871,862 common units of NCM, representing an ownership interest of approximately 18%. The estimated fair value of the Company’s investment in NCM was approximately $206,809 based on NCM, Inc.’s stock price as of June 30, 2017 of $7.42 per share.

Below is summary financial information for NCM for the three months ended March 30, 2017 (the financial information for the three and six months ended June 29, 2017 is not yet available) and the three and six months ended June 30, 2016:

	Three Months Ended	Three Months Ended	Six Months Ended
	March 30, 2017	June 30, 2016	June 30, 2016
Gross revenues	$71,920	$115,383	$191,625
Operating income	$5,070	$46,679	$52,430
Net income (loss)	$(7,912)	$33,220	$25,710

7.	Other Investments

Below is a summary of activity for each of the Company’s other investments for the six months ended June 30, 2017:

	DCIP	AC JV, LLC	DCDC	Other	Total
Balance at January 1, 2017	$87,819	$5,980	$2,750	$1,768	$98,317
Cash contributions	466	—	—	—	466
Cash distributions	(5,212)	—	—	—	(5,212)
Equity in income	10,763	1,238	799	—	12,800
Equity in other comprehensive income	103	—	—	—	103
Other	—	—	—	(129)	(129)
Balance at June 30, 2017	$93,939	$7,218	$3,549	$1,639	$106,345

Digital Cinema Implementation Partners LLC (“DCIP”)

On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as DCIP to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. As of June 30, 2017, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting.

Below is summary financial information for DCIP for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Gross revenues	$47,095	$44,757	$92,574	$85,401
Operating income	$29,393	$27,788	$57,872	$51,189
Net income	$25,616	$22,276	$49,757	$40,778

As of June 30, 2017, the Company had 3,785 digital projection systems being leased under the master equipment lease agreement with Kasima LLC, which is an indirect subsidiary of DCIP and a related party to the Company. The Company had the following transactions, reflected in utilities and other costs on the condensed consolidated income statement, with DCIP during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Equipment lease payments	$1,511	$1,406	$2,881	$2,531
Warranty reimbursements from DCIP	$(2,023)	$(1,435)	$(3,907)	$(2,759)
Management service fees	$206	$206	$412	$412

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

AC JV, LLC

During December 2013, the Company, Regal, AMC (the “AC Founding Members”) and NCM entered into a series of agreements that resulted in the formation of AC JV, LLC (“AC”), a new joint venture that now owns “Fathom Events” (consisting of Fathom Events and Fathom Consumer Events) formerly operated by NCM.  The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators to provide additional programs to augment their feature film schedule. The Fathom Consumer Events business includes live and pre-recorded concerts featuring contemporary music, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. The Company paid event fees to AC of $6,763 and $5,234 for the six months ended June 30, 2017 and 2016, respectively, which are included in film rentals and advertising costs on the condensed consolidated statements of income.

AC was formed by the AC Founding Members and NCM. NCM, under a contribution agreement, contributed the assets associated with its Fathom Events division to AC in exchange for 97% ownership of the Class A Units of AC. Under a separate contribution agreement, the Founding Members each contributed cash of approximately $268 to AC in exchange for 1% of the Class A Units of AC. Subsequently,  NCM and the Founding Members entered into a Membership Interest Purchase Agreement, under which NCM sold each of the Founding Members 31% of its Class A Units in AC, the aggregate value of which was determined to be $25,000, in exchange for a six-year promissory note.  Each of the Founding Members’ promissory notes were originally for $8,333, bear interest at 5% per annum and require annual principal and interest payments. The remaining outstanding balance of the note payable from the Company to NCM as of June 30, 2017 was $4,167.

Digital Cinema Distribution Coalition

Digital Cinema Distribution Coalition (“DCDC”) is a joint venture among the Company, Universal, Warner Bros., AMC and Regal.  DCDC operates a satellite distribution network that distributes all digital content to U.S. theatres via satellite. The Company has an approximate 14.6% ownership in DCDC. The Company paid approximately $446 and $465 to DCDC during the six months ended June 30, 2017 and 2016, respectively, related to content delivery services provided by DCDC.  These fees are included in film rentals and advertising costs on the condensed consolidated statements of income.

8.	Treasury Stock and Share Based Awards

Treasury Stock — Treasury stock represents shares of common stock repurchased or withheld by the Company and not yet retired. The Company has applied the cost method in recording its treasury shares.  Below is a summary of the Company’s treasury stock activity for the six months ended June 30, 2017:

	Number of
	Treasury
	Shares	Cost
Balance at January 1, 2017	4,447,002	$73,411
Restricted stock withholdings (1)	67,903	2,921
Restricted stock forfeitures	9,149	—
Balance at June 30, 2017	4,524,054	$76,332

(1)

The Company withheld restricted shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting in restricted stock and restricted stock units.  The Company determined the number of shares to be withheld based upon market values ranging from $40.40 to $44.44 per share.

As of June 30, 2017, the Company had no plans to retire any shares of treasury stock.

Restricted Stock – During the six months ended June 30, 2017, the Company granted 237,933 shares of restricted stock to directors and employees. The fair value of the restricted stock granted was determined based on the market value of the Company’s common stock on the dates of grant, which ranged from $38.65 to $42.37 per share. The Company assumed forfeiture rates that ranged from 0% to 10% for the restricted stock awards. The restricted stock granted to directors vests over a one year service period. The restricted stock granted to employees vests over a four year service period. The recipients of restricted stock are entitled to receive non-forfeitable dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of restricted stock activity for the six months ended June 30, 2017:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2017	606,618	$33.51
Granted	237,933	$41.94
Vested	(189,804)	$36.27
Forfeited	(9,149)	$32.91
Outstanding at June 30, 2017	645,598	$35.82
Unvested restricted stock at June 30, 2017	645,598	$35.82

	Six Months Ended June 30,
	2017	2016
Compensation expense recognized during the period	$4,294	$4,708
Fair value of restricted shares that vested during the period	$8,091	$14,423
Income tax benefit recognized upon vesting of restricted stock awards	$2,633	$5,454

As of June 30, 2017, the estimated remaining unrecognized compensation expense related to unvested restricted stock awards was $17,106 and the weighted average period over which this remaining compensation expense will be recognized is approximately two years.

Restricted Stock Units – During the six months ended June 30, 2017, the Company granted restricted stock units representing 175,634 hypothetical shares of common stock to employees. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the two fiscal year periods ending December 31, 2018 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments as specified by the Compensation Committee prior to the grant date. The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity and vest on a prorata basis according to the IRR achieved by the Company during the performance period. If the IRR for the two-year period is at least 7%, which is the threshold, one-third of the maximum restricted stock units vest. If the IRR for the two-year period is at least 9.5%, which is the target, two-thirds of the maximum restricted stock units vest. If the IRR for the two-year period is at least 13%, which is the maximum, 100% of the maximum restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. Further, as an example, if the Company achieves an IRR equal to 11%, the number of restricted stock units that shall vest will be greater than the target but less than the maximum number that would have vested had the Company achieved the highest IRR.  All restricted stock units granted during 2017 will vest subject to an additional two-year service requirement and will be paid in the form of common stock if the participant continues to provide services through February 2021, which is the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments from the grant date if, and at the time that, the restricted stock unit awards vest.

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the six months ended June 30, 2017 at each of the three target levels of financial performance (excluding forfeiture assumptions):

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

	Six Months Ended June 30,
	2017	2016
Number of restricted stock unit awards that vested during the period	97,115	213,984
Fair value of restricted stock unit awards that vested during the period	$4,155	$7,260
Accumulated dividends paid upon vesting of restricted stock unit awards	$313	$662
Compensation expense recognized during the period	$2,150	$3,049
Income tax benefit recognized upon vesting of restricted stock unit awards	$1,745	$2,952

As of June 30, 2017, the estimated remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $9,354. The weighted average period over which this remaining compensation expense will be recognized is approximately two years. As of June 30, 2017, the Company had restricted stock units outstanding that represented a total of 628,189 hypothetical shares of common stock, net of actual cumulative forfeitures of 7,407 units, assuming the maximum IRR level is achieved for all grants outstanding.

9.	Goodwill and Other Intangible Assets

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2017 (1)	$1,164,163	$98,800	$1,262,963
Acquisitions of theatres (2)	9,180	22,380	31,560
Foreign currency translation adjustments	—	(1,596)	(1,596)
Balance at June 30, 2017 (1)	$1,173,343	$119,584	$1,292,927

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.
(2)	Represents preliminary allocations associated with theacquisitions of theatres.

The Company evaluates goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable.  The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. Management considers the reporting unit to be each of its nineteen regions in the U.S. and seven countries internationally with Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala considered one reporting unit (the Company does not have goodwill recorded for all of its international locations).  For the year ended December 31, 2016, the Company performed a qualitative goodwill impairment assessment on all reporting units, in accordance with ASC Topic 350-20-35.  No events or changes in circumstances occurred during the six months ended June 30, 2017 that indicated the carrying value of goodwill might exceed its estimated fair value.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Intangible assets consisted of the following:

	Balance at				Balance at
	January 1,				June 30,
	2017	Additions (1)	Amortization	Other (2)	2017
Intangible assets with finite lives:
Gross carrying amount	$99,796	$2,620	$—	$(1,282)	$101,134
Accumulated amortization	(64,606)	―	(2,408)	1,162	(65,852)
Total net intangible assets with finite lives	$35,190	$2,620	$(2,408)	$(120)	$35,282

Intangible assets with indefinite lives:
Tradename	299,709	―	―	20	299,729
Total intangible assets — net	$334,899	$2,620	$(2,408)	$(100)	$335,011

(1)	Amount represents preliminary fair values allocated to intangible assets acquired as part of the acquisitions of theatres.
(2)	Amounts represent foreign currency translation adjustments and write-off of a fully amortized favorable lease associated with a closed domestic theatre.

For the year ended December 31, 2016, the Company performed a qualitative assessment for all indefinite-lived tradename assets other than its tradename in Ecuador, for which the Company performed a quantitative assessment.  For the year ended December 31, 2016, the Company also performed a quantitative test on its definite-lived tradename associated with the Rave theatres acquired in 2013.  No events or changes in circumstances occurred during the six months ended June 30, 2017 that indicated the carrying value of indefinite-lived tradename assets might exceed their estimated fair values.

Estimated aggregate future amortization expense for intangible assets is as follows:

For the six months ended December 31, 2017	$2,796
For the twelve months ended December 31, 2018	5,709
For the twelve months ended December 31, 2019	4,846
For the twelve months ended December 31, 2020	4,740
For the twelve months ended December 31, 2021	2,189
Thereafter	15,002
Total	$35,282

10.	Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. See discussion of the Company’s long-lived asset impairment evaluation process in “Critical Accounting Policies” in its Annual Report on Form 10-K for the year ended December 31, 2016, filed February 23, 2017.  As noted in the discussion, fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the six months ended June 30, 2017 and 2016. As of June 30, 2017, the estimated aggregate fair value of the long-lived assets impaired during the six months ended June 30, 2017 was approximately $3,206.

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

Below is a summary of impairment charges for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
U.S. theatre properties	$84	$959	$357	$1,095
International theatre properties	4,217	466	4,217	822
Impairment of long-lived assets	$4,301	$1,425	$4,574	$1,917

11.	Fair Value Measurements

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis under ASC Topic 820 as of December 31, 2016 or June 30, 2017.

Below is a reconciliation of the beginning and ending balance for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2016:

Liabilities (1)
2016
Beginning balances - January 1	$373
Total loss included in accumulated other comprehensive loss	71
Settlements included in interest expense	(444)
Ending balances – June 30	$—

(1)	The Company was previously party to an interest rate swap agreement, which expired in April 2016.

The Company uses the market approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 9 and Note 10). See additional explanation of fair value measurement techniques used for long-lived assets, goodwill and intangible assets in “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed February 23, 2017.  There were no changes in valuation techniques and there were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2017.

12.	Foreign Currency Translation

The accumulated other comprehensive loss account in stockholders’ equity of $251,969 and $247,013 as of June 30, 2017 and December 31, 2016, respectively, primarily includes cumulative foreign currency adjustments of $252,106 and $247,047, respectively, from translating the financial statements of the Company’s international subsidiaries.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity.  There has been a steady devaluation of the Argentine peso relative to the U.S. dollar in recent years.  While the official cumulative inflation rate for Argentina over the last three years has not reached 100 percent, the Company will continue to monitor the inflation on a quarterly basis to determine whether remeasurement is necessary.

Below is a summary of the impact of translating the June 30, 2017 financial statements of the Company’s international subsidiaries:

			Other
			Comprehensive
			Income (Loss) for The
	Exchange Rate as of		Six Months Ended
Country	June 30, 2017	December 31, 2016	June 30, 2017
Brazil	3.31	3.26	$(3,970)
Argentina	16.54	16.04	(1,956)
Peru	3.28	3.45	2,243
Chile	666.90	679.09	813
All other			(638)
			$(3,508)

During the six months ended June 30, 2017, the Company reclassified $1,551 of cumulative foreign currency translation adjustments, related to a Canadian subsidiary that was liquidated, from accumulated other comprehensive loss to foreign currency exchange gain on the condensed consolidated statement of income.

13.	Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Six Months Ended
	June 30,
	2017	2016
Cash paid for interest	$49,603	$57,756
Cash paid for income taxes, net of refunds received	$55,371	$35,445
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$(4,959)	$11,362
Theatre properties acquired under capital lease	$7,089	$9,779
Investment in NCM – receipt of common units (see Note 6)	$18,363	$11,111
Dividends accrued on unvested restricted stock unit awards	$(288)	$(264)

(1)	Additions to theatre properties and equipment included in accounts payable as of June 30, 2017 and December 31, 2016 were $35,666 and $40,625, respectively.
14.	Segments

The Company manages its international market and its U.S. market as separate reportable operating segments, with the international segment consisting of operations in Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenues. The Company uses Adjusted EBITDA, as shown in the reconciliation table below, as the primary measure of segment profit and loss to evaluate performance and allocate its resources. The Company does not report total assets by segment because that information is not used to evaluate the performance of or allocate resources between segments.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
U.S.	$554,929	$560,534	$1,136,138	$1,104,449
International	199,926	187,561	401,994	351,736
Eliminations	(3,660)	(3,691)	(7,327)	(6,912)
Total revenues	$751,195	$744,404	$1,530,805	$1,449,273

Adjusted EBITDA (1)
U.S.	$129,394	$127,845	$294,048	$271,478
International	41,285	40,550	88,511	81,564
Total Adjusted EBITDA	$170,679	$168,395	$382,559	$353,042

Capital expenditures
U.S.	$77,175	$58,182	$155,992	$99,380
International	14,438	25,597	26,808	32,144
Total capital expenditures	$91,613	$83,779	$182,800	$131,524

(1)	Distributions from NCM and other cash distributions from equity investees are reported entirely within the U.S. operating segment.

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$51,810	$54,368	$132,004	$113,414
Add (deduct):
Income taxes	29,445	31,617	73,845	65,076
Interest expense (1)	26,522	27,262	52,891	55,321
Other income (2)	(7,030)	(7,590)	(20,012)	(17,970)
Loss on debt amendments and refinancing	246	98	246	13,284
Other cash distributions from equity investees (3)	2,870	184	14,919	8,270
Depreciation and amortization	59,137	52,358	116,493	101,687
Impairment of long-lived assets	4,301	1,425	4,574	1,917
Loss on sale of assets and other	54	5,824	888	4,045
Deferred lease expenses	(375)	(207)	(722)	(647)
Amortization of long-term prepaid rents	496	514	989	985
Share based awards compensation expense	3,203	2,542	6,444	7,660
Adjusted EBITDA	$170,679	$168,395	$382,559	$353,042

(1)	Includes amortization of debt issue costs.
(2)	Includes interest income, foreign currency exchange (gain) loss and equity in income of affiliates and excludes distributions from NCM.
(3)	Includes cash distributions received from equity investees that were recorded as a reduction of the respective investment balances (see Notes 6 and 7).

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2017	2016	2017	2016
U.S.	$554,929	$560,534	$1,136,138	$1,104,449
Brazil	87,841	74,996	182,540	146,505
Other international countries	112,085	112,565	219,454	205,231
Eliminations	(3,660)	(3,691)	(7,327)	(6,912)
Total	$751,195	$744,404	$1,530,805	$1,449,273

Theatre Properties and Equipment-net	June 30, 2017	December 31, 2016
U.S.	$1,362,902	$1,306,643
Brazil	188,770	197,896
Other international countries	205,314	199,997
Total	$1,756,986	$1,704,536

15	Related Party Transactions

The Company manages theatres for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is the Company’s Chairman of the Board of Directors and directly and indirectly owns approximately 9% of the Company’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $305 and $280 of management fee revenues during the six months ended June 30, 2017 and 2016, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC to use, on occasion, a private aircraft owned by Copper Beech Capital, LLC. Copper Beech Capital, LLC is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech Capital, LLC for the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip.  For the six months ended June 30, 2017 and 2016, the aggregate amounts paid to Copper Beech Capital, LLC for the use of the aircraft was $63 and $79, respectively.

The Company leases 14 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of the Company’s directors and is an officer of the general partner of Syufy. Of these 15 leases, 14 have fixed minimum annual rent. The one lease without minimum annual rent has rent based upon a specified percentage of gross sales as defined in the lease. For the six months ended June 30, 2017 and 2016, the Company paid total rent of approximately $13,420 and $12,394, respectively, to Syufy.

16.	Commitments and Contingencies

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

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. As of June 30, 2017, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 14 to our condensed consolidated financial statements.

We generate revenues primarily from filmed entertainment box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing promotions, studio trailer placements, meeting rentals and electronic video games located in some of our theatres. Our relationship with NCM has assisted us in expanding our offerings to domestic advertisers and broadening ancillary revenue sources. We also offer alternative entertainment, such as live and pre-recorded sports programs, concert events, the Metropolitan Opera, in-theatre gaming and other special events in our theatres through our joint venture, AC JV, LLC.  Our Flix Media initiative has also allowed us to expand our screen advertising and alternative content within our international circuit and to other international exhibitors.

Films leading the box office during the six months ended June 30, 2017 included the carryover of Rogue One: A Star Wars Story, Hidden Figures, La La Land and new releases such as Beauty and the Beast, Guardians of the Galaxy Vol. 2, Wonder Woman, Logan, The Fate of the Furious, The LEGO Batman Movie, Get Out, The Boss Baby, Kong: Skull Island and other films. Films scheduled for release during the remainder of 2017 include well-known franchise films such as Star Wars: The Last Jedi, Justice League, Thor: Ragnarok, War for the Planet of the Apes, Spider Man: Homecoming, and Despicable Me 3 as well as original titles, such as Dunkirk, among other films.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating data (in millions):
Revenues
Admissions	$449.9	$456.1	$926.4	$891.9
Concession	262.3	253.6	530.5	491.4
Other	39.0	34.7	73.9	66.0
Total revenues	$751.2	$744.4	$1,530.8	$1,449.3
Cost of operations
Film rentals and advertising	246.6	250.4	499.4	483.3
Concession supplies	41.8	39.2	83.9	75.1
Salaries and wages	89.8	84.3	174.0	159.4
Facility lease expense	82.3	80.3	166.6	159.1
Utilities and other	91.0	89.1	179.4	170.5
General and administrative expenses	37.9	36.0	76.1	73.9
Depreciation and amortization	59.2	52.4	116.5	101.7
Impairment of long-lived assets	4.3	1.4	4.6	1.9
Loss on sale of assets and other	0.1	5.8	0.9	4.0
Total cost of operations	653.0	638.9	1,301.4	1,228.9
Operating income	$98.2	$105.5	$229.4	$220.4

Operating data as a percentage of total revenues:
Revenues
Admissions	59.9%	61.3%	60.5%	61.5%
Concession	34.9%	34.1%	34.7%	33.9%
Other	5.2%	4.6%	4.8%	4.6%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations (1)
Film rentals and advertising	54.8%	54.9%	53.9%	54.2%
Concession supplies	15.9%	15.5%	15.8%	15.3%
Salaries and wages	12.0%	11.3%	11.4%	11.0%
Facility lease expense	11.0%	10.8%	10.9%	11.0%
Utilities and other	12.1%	12.0%	11.7%	11.8%
General and administrative expenses	5.0%	4.8%	5.0%	5.1%
Depreciation and amortization	7.9%	7.0%	7.6%	7.0%
Impairment of long-lived assets	0.6%	0.2%	0.3%	0.1%
Loss on sale of assets and other	—%	0.8%	0.1%	0.3%
Total cost of operations	86.9%	85.8%	85.0%	84.8%
Operating income	13.1%	14.2%	15.0%	15.2%
Average screen count (month end average)	5,904	5,864	5,902	5,834
Average operating screen count (month end average)	5,751	5,761	5,770	5,769
Revenues per average screen (dollars)	$127,235	$126,945	$259,371	$248,418

(1)

All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended June 30, 2017 versus June 30, 2016

Revenues. Total revenues increased $6.8 million to $751.2 million for the three months ended June 30, 2017 (“second quarter of 2017”) from $744.4 million for the three months ended June 30, 2016 (“second quarter of 2016”), representing a 0.9% increase. The table below, presented by reportable operating segment, summarizes our revenue performance and certain key performance indicators for the three months ended June 30, 2017 and 2016.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency (3)
	2017	2016	% Change	2017	2016	% Change	2017	% Change	2017	2016	% Change
Admissions revenues (1)	$335.0	$345.3	(3.0)%	$114.9	$110.8	3.7%	$111.8	0.9%	$449.9	$456.1	(1.4)%
Concession revenues (1)	$197.3	$193.8	1.8%	$65.0	$59.8	8.7%	$63.7	6.5%	$262.3	$253.6	3.4%
Other revenues (1)(2)	$18.9	$17.7	6.8%	$20.1	$17.0	18.2%	$19.6	15.3%	$39.0	$34.7	12.4%
Total revenues (1)(2)	$551.2	$556.8	(1.0)%	$200.0	$187.6	6.6%	$195.1	4.0%	$751.2	$744.4	0.9%
Attendance (1)	43.0	45.5	(5.5)%	26.4	27.5	(4.0)%			69.4	73.0	(4.9)%
Average ticket price (1)	$7.79	$7.59	2.6%	$4.35	$4.03	7.9%	$4.23	5.0%	$6.48	$6.25	3.7%
Concession revenues per patron (1)	$4.59	$4.26	7.7%	$2.46	$2.17	13.4%	$2.41	11.1%	$3.78	$3.47	8.9%

(1)

Revenues and attendance amounts in millions.  Average ticket price is calculated as admissions revenues divided by attendance.  Concession revenues per patron is calculated as concession revenues divided by attendance.

(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 14 to our condensed consolidated financial statements.
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

•

U.S. Admissions revenues decreased $10.3 million due to a 5.5% decrease in attendance, offset by a 2.6% increase in average ticket price. The increase in concession revenues of $3.5 million was attributable to a 7.7% increase in concession revenues per patron, offset by the 5.5% decrease in attendance. The decrease in attendance was due to the stronger slate of films in the second quarter of 2016 compared to the second quarter of 2017, partially offset by the favorable impact of luxury lounger conversions and new theatres. The increase in average ticket price was primarily due to price increases. The increase in concession revenues per patron was primarily due to incremental sales, price increases and new theatres.

•

International. Admissions revenues increased $4.1 million as reported primarily due to a 7.9% increase in average ticket price, partially offset by a 4.0% decrease in attendance.  Admissions revenues increased $1.0 million in constant currency, primarily due to a 5.0% increase in constant currency average ticket price, partially offset by the 4.0% decrease in attendance. Concession revenues increased $5.2 million as reported primarily due to a 13.4% increase in concession revenues per patron, partially offset by the 4.0% decrease in attendance.  Concession revenues increased $3.9 million in constant currency, primarily due to an 11.1% increase in constant currency concession revenues per patron, partially offset by the 4.0% decrease in attendance. The decrease in attendance was due to the mix of film product during the second quarter of 2017 compared to the second quarter of 2016, partially offset by the impact of new theatres.  Average ticket price and concession revenues per patron increased primarily due to price increases, which were primarily driven by local inflation.

Cost of Operations. The table below summarizes our theatre operating costs (in millions) by reportable operating segment for the three months ended June 30, 2017 and 2016.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2017	2016	2017	2016	Constant Currency 2017 (1)	2017	2016
Film rentals and advertising	$190.4	$197.0	$56.2	$53.4	$54.7	$246.6	$250.4
Concession supplies	27.8	26.8	14.0	12.4	13.8	41.8	39.2
Salaries and wages	66.7	61.2	23.1	23.1	22.9	89.8	84.3
Facility lease expense	59.9	59.3	22.4	21.0	21.8	82.3	80.3
Utilities and other	61.1	62.3	29.9	26.8	29.4	91.0	89.1

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

•

U.S. Film rentals and advertising costs were $190.4 million, or 56.8% of admissions revenues, for the second quarter of 2017 compared to $197.0 million, or 57.1% of admissions revenues, for the second quarter of 2016. The decrease in the film rentals and advertising rate was primarily due to the higher concentration of blockbuster films during the second quarter of 2016. Concession supplies expense was $27.8 million, or 14.1% of concession revenues, for the second quarter of 2017 compared to $26.8 million, or 13.8% of concession revenues, for the second quarter of 2016. The increase in the concession supplies rate was primarily due to the impact of expanded concession offerings.

Salaries and wages increased to $66.7 million for the second quarter of 2017 from $61.2 million for the second quarter of 2016 primarily due to new theatres and increases in minimum wages. Facility lease expense increased to $59.9 million for the second quarter of 2017 from $59.3 million for the second quarter of 2016 due to new theatres. Utilities and other costs decreased to $61.1 million for the second quarter of 2017 from $62.3 million for the second quarter of 2016 primarily due to decreased equipment lease expenses for 3-D presentations.

•

International. Film rentals and advertising costs were $56.2 million ($54.7 million in constant currency), or 48.9% of admissions revenues, for the second quarter of 2017 compared to $53.4 million, or 48.2% of admissions revenues, for the second quarter of 2016. The increase in the film rentals and advertising rate was primarily due to higher advertising costs during the second quarter of 2017.  Concession supplies expense was $14.0 million ($13.8 million in constant currency), or 21.5% of concession revenues, for the second quarter of 2017 compared to $12.4 million, or 20.7% of concession revenues, for the second quarter of 2016. The increase in the concession supplies rate was primarily due to the mix of concession products sold.

Salaries and wages were consistent at $23.1 million ($22.9 million in constant currency) for the second quarter of 2017 and 2016.  Facility lease expense increased to $22.4 million ($21.8 million in constant currency) for the second quarter of 2017 compared to $21.0 million for the second quarter of 2016.  The as reported increase was due to the impact of changes in foreign currency exchange rates in certain countries in which we operate and new theatres.  Utilities and other costs increased to $29.9 million ($29.4 million in constant currency) for the second quarter of 2017 compared to $26.8 million for the second quarter of 2016.  The as reported increase was due to the impact of changes in foreign currency exchange rates in certain countries in which we operate, increases in janitorial costs, utility expenses, repairs and maintenance expenses, and new theatres.

General and Administrative Expenses. General and administrative expenses increased to $37.9 million for the second quarter of 2017 from $36.0 million for the second quarter of 2016. The increase was primarily due to increased salaries, professional fees and share based award compensation expense.

Depreciation and Amortization. Depreciation and amortization expense was $59.2 million during the second quarter of 2017 compared to $52.4 million during the second quarter of 2016. The increase was primarily due to new theatres and theatre remodels.

Impairment of Long-Lived Assets.  We recorded asset impairment charges on assets held and used of $4.3 million during the second quarter of 2017 compared to $1.4 million during the second quarter of 2016. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. Impairment charges for the second quarter of 2017 impacted four of our twenty-six reporting units. See Note 10 to our condensed consolidated financial statements.

Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $0.1 million during the second quarter of 2017 compared to $5.8 million during the second quarter of 2016. Activity for the second quarter of 2017 includes the retirement of assets due to theatre remodels, offset by a gain on a landlord buyout of a theatre lease.  The loss recorded during the second quarter of 2016 was primarily due to the retirement of assets due to theatre remodels and closures.

Interest Expense.  Interest costs incurred, including amortization of debt issue costs, were $26.5 million during the second quarter of 2017 compared to $27.3 million during the second quarter of 2016.  The decrease was due to amendments to our senior secured credit facility completed during June and December of 2016 and June 2017 which, in the aggregate, reduced the rate at which our term loan accrues interest by 100 basis points.

Loss on Debt Amendments and Refinancing.  We recorded a loss of $0.2 million during the second quarter of 2017 related to an amendment to our senior secured credit facility that included a reduction in the interest rate at which our term loan accrues interest and revisions to certain definitions within the agreement.  See Note 4 to our condensed consolidated financial statements.

Foreign Currency Exchange Gain (Loss).  We recorded a foreign currency exchange loss of approximately $0.2 million during the second quarter of 2017 compared to a foreign currency exchange gain of approximately $0.5 million during the second quarter of 2016. These amounts primarily represent the impact of changes in foreign currency exchange rates on intercompany transactions between our domestic subsidiaries and our international subsidiaries.  See Note 12 to the condensed consolidated financial statements for further discussion.

Distributions from NCM.  We recorded a distribution from NCM of $2.8 million during the second quarter of 2017 compared to $0.2 million recorded during the second quarter of 2016, which were in excess of the carrying value of our Tranche 1 investment. See Note 6 to our condensed consolidated financial statements.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $5.8 million during the second quarter of 2017 compared to $5.1 million during the second quarter of 2016. See Notes 6 and 7 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes. Income tax expense of $29.4 million was recorded for the second quarter of 2017 compared to $31.6 million recorded for the second quarter of 2016. The effective tax rate was approximately 36.2% for the second quarter of 2017 compared to 36.8% for the second quarter of 2016. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Six months ended June 30, 2017 versus June 30, 2016

Revenues. Total revenues increased $81.5 million to $1,530.8 million for the six months ended June 30, 2017 (“the 2017 period”) from $1,449.3 million for the six months ended June 30, 2016 (“the 2016 period”), representing a 5.6% increase. The table below, presented by reportable operating segment, summarizes our revenue performance and certain key performance for the six months ended June 30, 2017 and 2016.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency (3)
	2017	2016	% Change	2017	2016	% Change	2017	% Change	2017	2016	% Change
Admissions revenues (1)	$691.2	$682.8	1.2%	$235.2	$209.1	12.5%	$221.0	5.7%	$926.4	$891.9	3.9%
Concession revenues (1)	$400.7	$377.8	6.1%	$129.8	$113.6	14.3%	$123.0	8.3%	$530.5	$491.4	8.0%
Other revenues (1)(2)	$36.9	$36.9	—%	$37.0	$29.1	27.1%	$35.0	20.3%	$73.9	$66.0	12.0%
Total revenues (1)(2)	$1,128.8	$1,097.5	2.9%	$402.0	$351.8	14.3%	$379.0	7.7%	$1,530.8	$1,449.3	5.6%
Attendance (1)	89.5	90.0	(0.6)%	$54.2	55.5	(2.3)%			143.7	145.5	(1.2)%
Average ticket price (1)	$7.72	$7.59	1.7%	$4.34	$3.77	15.1%	$4.08	8.2%	$6.45	$6.13	5.2%
Concession revenues per patron (1)	$4.48	$4.20	6.7%	$2.39	$2.05	16.6%	$2.27	10.7%	$3.69	$3.38	9.2%

(1)

Revenues and attendance amounts in millions.  Average ticket price is calculated as admissions revenues divided by attendance.  Concession revenues per patron is calculated as concession revenues divided by attendance.

(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 14 to our condensed consolidated financial statements.
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

•

U.S. Admissions revenues increased $8.4 million due to a 1.7% increase in average ticket price, offset by a 0.6% decrease in attendance. The increase in concession revenues of $22.9 million was attributable to a 6.7% increase in concession revenues per patron, partially offset by the 0.6% decrease in attendance. The decrease in attendance was due to the stronger slate of films in the 2016 period compared to the 2017 period, partially offset by the favorable impact of luxury lounger conversions and new theatres. The increase in average ticket price was primarily due to price increases. The increase in concession revenues per patron was primarily due to incremental sales, price increases and new theatres.

•

International. Admissions revenues increased $26.1 million as reported primarily due to a 15.1% increase in average ticket price, partially offset by a 2.3% decrease in attendance.  Admissions revenues increased $11.9 million in constant currency, primarily due to an 8.2% increase in constant currency average ticket price, partially offset by the 2.3% decrease in attendance. Concession revenues increased $16.2 million as reported primarily due to a 16.6% increase in concession revenues per patron, partially offset by the 2.3% decrease in attendance.  Concession revenues increased $9.4 million in constant currency, primarily due to a 10.7% increase in constant currency concession revenues per patron, partially offset by the 2.3% decrease in attendance. The decrease in attendance was due to the mix of film product during the 2017 period compared to the 2016 period, partially offset by the impact of new theatres.  Average ticket price and concession revenues per patron increased primarily due to price increases, which were primarily driven by local inflation.

Cost of Operations. The table below summarizes our theatre operating costs (in millions) by reportable operating segment for the six months ended June 30, 2017 and 2016.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2017	2016	2017	2016	Constant Currency 2017 (1)	2017	2016
Film rentals and advertising	$386.8	$384.6	$112.6	$98.7	$106.0	$499.4	$483.3
Concession supplies	55.9	51.7	28.0	23.4	26.6	83.9	75.1
Salaries and wages	129.9	119.9	44.1	39.5	42.4	174.0	159.4
Facility lease expense	121.3	119.2	45.3	39.9	42.5	166.6	159.1
Utilities and other	121.1	121.1	58.3	49.4	55.4	179.4	170.5

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

•

U.S. Film rentals and advertising costs were $386.8 million, or 56.0% of admissions revenues for the 2017 period compared to $384.6 million, or 56.3% of admissions revenues for the 2016 period. The decrease in the film rentals and advertising rate was primarily due to the higher concentration of blockbuster films during the 2016 period. Concession supplies expense was $55.9 million, or 14.0% of concession revenues, for the 2017 period compared to $51.7 million, or 13.7% of concession revenues, for the 2016 period. The increase in the concession supplies rate was primarily due to the impact of our expanded concession offerings.

Salaries and wages increased to $129.9 million for the 2017 period from $119.9 million for the 2016 period primarily due to new theatres and increases in minimum wages. Facility lease expense increased to $121.3 million for the 2017 period from $119.2 million for the 2016 period due to the impact of new theatres. Utilities and other costs were consistent at $121.1 million for the 2017 period and the 2016 period. Utilities and other costs for the 2017 period reflected increased utilities, repairs and maintenance, and janitorial services expenses, offset by decreases in equipment lease expenses for 3-D presentation.

•

International. Film rentals and advertising costs were $112.6 million ($106.0 million in constant currency), or 47.9% of admissions revenues, for the 2017 period compared to $98.7 million, or 47.2% of admissions revenues, for the 2016 period. The increase in the film rentals and advertising rate was primarily due to higher advertising costs during the 2017 period.  Concession supplies expense was $28.0 million ($26.6 million in constant currency), or 21.6% of concession revenues, for the 2017 period compared to $23.4 million, or 20.6% of concession revenues, for the 2016 period. The increase in the concession supplies rate was primarily due to the mix of concession products sold.

Salaries and wages increased to $44.1 million ($42.4 million in constant currency) for the 2017 period compared to $39.5 million for the 2016 period.  The as reported increase was due to limited flexibility in scheduling staff caused by shifting government regulations, the impact of changes in foreign currency exchange rates in certain countries in which we operate, new theatres and increased local currency wage rates.  Facility lease expense increased to $45.3 million ($42.5 million in constant currency) for the 2017 period compared to $39.9 million for the 2016 period.  The as reported increase was due to the impact of changes in foreign currency exchange rates in certain countries in which we operate and new theatres.  Utilities and other costs increased to $58.3 million ($55.4 million in constant currency) for the 2017 period compared to $49.4 million for the 2016 period.  The as reported increase was due to the impact of changes in foreign currency exchange rates in certain countries in which we operate, increases in repairs and maintenance expenses and utility expenses and the impact of new theatres.

General and Administrative Expenses. General and administrative expenses increased to $76.1 million for the 2017 period from $73.9 million for the 2016 period. The increase was primarily due to increased salaries and wages, professional fees and the impact of changes in foreign currency exchange rates in certain countries in which we operate, partially offset by a decrease in share based award compensation expense.

Depreciation and Amortization. Depreciation and amortization expense was $116.5 million for the 2017 period compared to $101.7 million for the 2016 period. The increase was primarily due to new theatres and theatre remodels.

Impairment of Long-Lived Assets.  We recorded asset impairment charges on assets held and used of $4.6 million for the 2017 period compared to $1.9 million for the 2016 period. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. Impairment charges for the 2017 period impacted seven of our twenty-six reporting units. See Note 10 to our condensed consolidated financial statements.

Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $0.9 million during the 2017 period compared to $4.0 million during the 2016 period. The loss recorded during the 2017 period included the retirement of assets due to theatre remodels and closures, partially offset by gains related to the sale of excess land parcels and a gain on a landlord buyout of a theatre lease.  The loss recorded during the 2016 period was primarily due to the retirement of assets due to theatre remodels and closures, partially offset by a gain on the sale of our investment in RealD stock.

Interest Expense.  Interest costs incurred, including amortization of debt issue costs, were $52.9 million for the 2017 period compared to $55.3 million for the 2016 period.  The decrease was due to the redemption of our previously outstanding $200.0 million 7.375% senior subordinated notes (the “7.375% Senior Subordinated Notes”) funded by a $225.0 million add-on to our 4.875% senior notes (the “4.875% Senior Notes), which occurred on March 21, 2016, as well as amendments to our senior secured credit facility completed during June and December of 2016 and June 2017, which, in the aggregate, reduced the rate at which our term loan accrues interest by 100 basis points.

Loss On Debt Amendments and Refinancing.  We recorded a loss of $0.2 million during the 2017 period related to an amendment to our senior secured credit facility that included a reduction in the interest rate at which our term loan accrues interest and revisions to certain definitions within the agreement.  See Note 4 to our condensed consolidated financial statements.  We recorded a loss of $13.3 million during the 2016 period primarily related to the early redemption of our $200.0 million 7.375% Senior Subordinated Notes.

Foreign Currency Exchange Gain.  We recorded a foreign currency exchange gain of approximately $1.4 million during the 2017 period compared to a foreign currency exchange gain of approximately $2.4 million during the 2016 period. These amounts primarily represent the impact of changes in foreign currency exchange rates on intercompany transactions between our domestic subsidiaries and our international subsidiaries.  See Note 12 to the condensed consolidated financial statements for further discussion.

Distributions from NCM.  We recorded distributions from NCM of $9.6 million during the 2017 period and $8.7 million during the 2016 period, which were in excess of the carrying value of our Tranche 1 investment. See Note 6 to our condensed consolidated financial statements.

Equity in Income of Affiliates.  We recorded equity in income of affiliates of $15.9 million during the 2017 period compared to $12.2 million during the 2016 period. See Notes 6 and 7 for information about the equity investments to our condensed consolidated financial statements.

Income Taxes. Income tax expense of $73.8 million was recorded for the 2017 period compared to $65.1 million recorded for the 2016 period. The effective tax rate was 35.9% for the 2017 period compared to 36.5% for the 2016 period.  tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, nearly all of our theatres provide the patron a choice of using a credit card, debit card or advanced-sale type certificates such as a gift card, in place of cash. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities was $235.4 million for the six months ended June 30, 2017 compared to $200.9 million for the six months ended June 30, 2016.

Investing Activities

Our investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $209.6 million for the six months ended June 30, 2017 compared to $133.6 million for the six months ended June 30, 2016.  The increase was primarily due to an increase in capital expenditures for the remodel of certain of our existing domestic theatres and the acquisition of one theatre in the U.S. and two theatres in Brazil, offset by increased proceeds from the sale of theatre properties and equipment and other.

Capital expenditures for the six months ended June 30, 2017 and 2016 were as follows (in millions):

Period	New Theatres	Existing Theatres	Total
Six Months Ended June 30, 2017	$31.1	$151.7	$182.8
Six Months Ended June 30, 2016	$39.4	$92.1	$131.5

Capital expenditures for existing properties in the table above includes the costs of remodeling certain of our existing theatres to include Luxury Loungers and expanded concession offerings.  During the six months ended June 30, 2017 and 2016, we had an average of 132 and 65 of our domestic screens, respectively, temporarily closed for such remodels.

Our U.S. theatre circuit consisted of 337 theatres with 4,544 screens at June 30, 2017. During the six months ended June 30, 2017, we acquired one new theatre with 12 screens and closed three theatres and 27 screens. At June 30, 2017, we had signed commitments to open four new theatres with 38 screens in domestic markets during the remainder of 2017 and open eight new theatres with 86 screens subsequent to 2017. We estimate the remaining capital expenditures for the development of these 124 domestic screens will be approximately $86.6 million.

Our international theatre circuit consisted of 192 theatres with 1,382 screens at June 30, 2017. During the six months ended June 30, 2017, we built three new theatres with 24 screens and acquired two theatres with 14 screens. At June 30, 2017, we had signed commitments to open one new theatre and ten screens in international markets during the remainder of 2017 and open six new theatres and 28 screens subsequent to 2017. We estimate the remaining capital expenditures for the development of these 38 international screens will be approximately $15.6 million.

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

Financing Activities

Cash used for financing activities was $82.9 million for the six months ended June 30, 2017 compared to $74.8 million for the six months ended June 30, 2016.  Financing activities for the six months ended June 30, 2016 included the redemption of Cinemark USA, Inc.’s $200.0 million 7.375% Senior Subordinated Notes with proceeds from the issuance of a $225.0 million add-on to Cinemark USA, Inc.’s existing 4.875% Senior Notes.

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

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of June 30, 2017 (in millions):

Cinemark USA, Inc. term loan	$662.4
Cinemark USA, Inc. 5.125% senior notes due 2022	400.0
Cinemark USA, Inc. 4.875% senior notes due 2023	755.0
Other	4.2
Total long-term debt	$1,821.6
Less current portion	7.1
Subtotal long-term debt, less current portion	$1,814.5
Less: Debt discounts and debt issuance costs, net of accumulated amortization	$32.4
Long-term debt, less current portion, net of debt issuance costs	$1,782.1

As of June 30, 2017, Cinemark USA, Inc. had $100.0 million in available borrowing capacity on its revolving credit line.

Contractual Obligations

There have been no material changes in our contractual obligations previously disclosed in “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed February 23, 2017.

Off-Balance Sheet Arrangements

Other than the operating leases and purchase commitments disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed February 23, 2017, we do not have any off-balance sheet arrangements.

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a $700.0 million term loan, with a maturity date of May 2022, and a $100.0 million revolving credit line, with a maturity date of December 2017 (collectively referred to as the “Credit Agreement”).

On May 16, 2016, Cinemark USA, Inc. made a principal pre-payment of $13,451 using the proceeds received from the sale of shares of RealD.  In accordance with the terms of the Credit Agreement, the pre-payment was applied first to the next four principal installments, and second, to the remaining installments pro-rata based on the remaining outstanding principal amount of such installments.  Therefore, quarterly payments of $1.4 million are due on the term loan through March 31, 2022, with the remaining principal of $635.3 million due on May 8, 2022.  The Company did not incur any fees as a result of the pre-payment.

On June 13, 2016 and December 15, 2016, Cinemark USA, Inc. amended its Credit Agreement to reduce the rate at which the term loan bears interest by 0.25% and then an additional 0.50%, respectively.  On June 16, 2017, Cinemark USA, Inc. amended its Credit Agreement to further reduce the rate at which the term loan bears interest by 0.25% and also to modify certain definitions and other provisions within the Credit Agreement.

Interest on the term loan accrues at Cinemark USA, Inc.’s option at: (A) the base rate equal to the greater of (1) the US “Prime Rate” as quoted in The Wall Street Journal or if no such rate is quoted therein, in a Federal Reserve Board statistical release, (2) the federal funds effective rate plus 0.50%, and (3) a one-month Eurodollar-based rate plus 1.0%, plus, in each case, a margin of 1.00% per annum, or (B) a Eurodollar-based rate for a period of 1, 2, 3, 6, 9 or 12 months plus a margin of 2.00% per annum. Interest on the revolving credit line accrues, at our option, at: (A) a base rate equal to the greater of (1) the US “Prime Rate” as quoted in The Wall Street Journal or if no such rate is quoted therein, in a Federal Reserve Board statistical release, (2) the federal funds effective rate plus 0.50%, and (3) a one-month Eurodollar-based rate plus 1.0%, plus, in each case, a margin that ranges from 1.00% to 1.75% per annum, or (B) a Eurodollar-based rate for a period of 1, 2, 3, 6, 9 or 12 months plus a margin that ranges from 2.00% to 2.75% per annum. The margin of the revolving credit line is determined by the consolidated net senior secured leverage ratio as defined in the Credit Agreement.

At June 30, 2017, there was $662.4 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $100.0 million in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the Credit Agreement at June 30, 2017 was approximately 3.2% per annum.

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

The dividend restriction contained in the Credit Agreement prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Credit Agreement; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Credit Agreement, and (c) certain other defined amounts. As of June 30,

2017, Cinemark USA, Inc. could have distributed up to approximately $2,515.3 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the Credit Agreement, subject to its available cash and other borrowing restrictions outlined in the agreement.

Cinemark USA, Inc. 5.125% Senior Notes

On December 18, 2012, Cinemark USA, Inc. issued $400.0 million aggregate principal amount of 5.125% senior notes due 2022, at par value (the “5.125% Senior Notes”). Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year, beginning June 15, 2013. The 5.125% Senior Notes mature on December 15, 2022.

The indenture to the 5.125% Senior Notes contains covenants including limitations on the amount of dividends that could be paid by Cinemark USA, Inc. As of June 30, 2017, Cinemark USA, Inc. could have distributed up to approximately $2,456.6 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of June 30, 2017 was approximately 6.3 to 1.

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

The indenture to the 4.875% Senior Notes contains covenants that include limitations on the amount of dividends that Cinemark USA, Inc. can pay. As of June 30, 2017, Cinemark USA, Inc. could have distributed up to approximately $2,451.1 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of June 30, 2017 was approximately 6.3 to 1.

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

Covenant Compliance

As of June 30, 2017, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

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

Interest Rate Risk

We are currently party to a variable rate debt facility.  An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt. At June 30, 2017, we had an aggregate of approximately $662.4 million of variable rate debt outstanding.  Based on the interest rates in effect on the variable rate debt outstanding at June 30, 2017, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $6.6 million.

The table below provides information about our fixed rate and variable rate long-term debt agreements as of June 30, 2017:

	Expected Maturity for the Twelve-Month Periods Ending June 30,								Average
	(in millions)								Interest
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value	Rate
Fixed rate	$1.4	$1.4	$1.4	$—	$—	$1,155.0	$1,159.2	$1,186.3	5.0%
Variable rate	5.7	5.7	5.7	5.7	639.6	—	662.4	665.7	3.2%
Total debt	$7.1	$7.1	$7.1	$5.7	$639.6	$1,155.0	$1,821.6	$1,852.0

Foreign Currency Exchange Rate Risk

Other than the devaluation of the Argentine peso, discussed in Note 12 to the condensed consolidated financial statements, there have been no material changes in foreign currency exchange rate risk previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed February 23, 2017.

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2017, we carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

* 101

Financial Statements from the quarterly report on Form 10-Q of Cinemark Holdings, Inc. for the quarter ended June 30, 2017, filed August 4, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK HOLDINGS, INC.
Registrant

DATE:	August 4, 2017

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

* 101

Financial Statements from the quarterly report on Form 10-Q of Cinemark Holdings, Inc. for the quarter ended June 30, 2017, filed August 4, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.