Form 10-Q
period 2018-09-30
Cinemark Holdings, Inc.
filed 2018-11-02
CIK 1385280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

As of October 31, 2018, 116,823,486 shares of common stock were issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$366,796	$522,547
Inventories	16,319	17,507
Accounts receivable	76,820	89,250
Current income tax receivable	3,977	11,730
Prepaid expenses and other	21,482	16,536
Total current assets	485,394	657,570

Theatre properties and equipment	3,352,145	3,328,589
Less: accumulated depreciation and amortization	1,531,658	1,500,535
Theatre properties and equipment, net	1,820,487	1,828,054

Other assets
Goodwill	1,276,800	1,284,079
Intangible assets - net	330,938	336,761
Investment in NCM	279,456	200,550
Investments in and advances to affiliates	153,101	120,045
Long-term deferred tax asset	4,011	4,067
Deferred charges and other assets - net	47,386	39,767
Total other assets	2,091,692	1,985,269

Total assets	$4,397,573	$4,470,893

Liabilities and equity

Current liabilities
Current portion of long-term debt	$7,984	$7,099
Current portion of capital lease obligations	26,383	25,511
Current income tax payable	8,708	5,509
Current liability for uncertain tax positions	219	11,873
Accounts payable and accrued expenses	348,062	418,921
Total current liabilities	391,356	468,913

Long-term liabilities
Long-term debt, less current portion	1,774,456	1,780,381
Capital lease obligations, less current portion	228,162	251,151
Long-term deferred tax liability	142,281	121,787
Long-term liability for uncertain tax positions	13,169	8,358
Deferred lease expenses	39,555	40,929
Deferred revenue - NCM	291,307	351,706
Other long-term liabilities	47,760	41,980
Total long-term liabilities	2,536,690	2,596,292

Commitments and contingencies (see Note 17)

Equity
Cinemark Holdings, Inc.'s stockholders' equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 121,449,393 shares issued and 116,826,797 shares outstanding at September 30, 2018 and 121,000,903 shares issued and 116,475,033 shares outstanding at December 31, 2017	121	121
Additional paid-in-capital	1,151,452	1,141,088
Treasury stock, 4,622,596 and 4,525,870 shares, at cost, at September 30, 2018 and December 31, 2017, respectively	(79,259)	(76,354)
Retained earnings	704,608	582,222
Accumulated other comprehensive loss	(320,166)	(253,282)
Total Cinemark Holdings, Inc.'s stockholders' equity	1,456,756	1,393,795
Noncontrolling interests	12,771	11,893
Total equity	1,469,527	1,405,688

Total liabilities and equity	$4,397,573	$4,470,893

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Admissions	$427,616	$425,128	$1,389,110	$1,351,477
Concession	264,165	247,027	831,243	777,573
Other	62,454	38,593	202,906	112,503
Total revenues	754,235	710,748	2,423,259	2,241,553

Cost of operations
Film rentals and advertising	230,121	226,229	758,242	725,603
Concession supplies	42,720	40,178	134,577	124,117
Salaries and wages	92,495	87,305	285,997	261,318
Facility lease expense	80,592	81,919	243,873	248,569
Utilities and other	112,832	92,341	337,866	271,751
General and administrative expenses	38,299	36,947	123,714	112,997
Depreciation and amortization	64,971	58,052	193,656	174,545
Impairment of long-lived assets	1,641	5,026	5,020	9,600
Loss on disposal of assets and other	7,826	8,576	28,666	9,464
Total cost of operations	671,497	636,573	2,111,611	1,937,964

Operating income	82,738	74,175	311,648	303,589

Other income (expense)
Interest expense	(27,144)	(26,317)	(82,725)	(79,208)
Loss on debt amendments and refinancing	—	—	(1,484)	(246)
Interest income	2,761	1,682	7,861	4,395
Foreign currency exchange gain (loss)	(3,126)	584	(6,947)	2,018
Distributions from NCM	2,386	2,144	12,168	11,704
Interest expense - NCM	(4,983)	—	(14,875)	—
Equity in income of affiliates	14,158	10,902	29,208	26,767
Total other expense	(15,948)	(11,005)	(56,794)	(34,570)

Income before income taxes	66,790	63,170	254,854	269,019
Income taxes	16,169	24,630	59,592	98,475
Net income	$50,621	$38,540	$195,262	$170,544
Less: Net income attributable to noncontrolling interests	393	401	878	1,438
Net income attributable to Cinemark Holdings, Inc.	$50,228	$38,139	$194,384	$169,106

Weighted average shares outstanding
Basic	116,119	115,823	116,032	115,746
Diluted	116,322	116,104	116,288	116,063

Earnings per share attributable to Cinemark Holdings, Inc.'s common stockholders
Basic	$0.43	$0.33	$1.66	$1.45
Diluted	$0.43	$0.33	$1.66	$1.45

Dividends declared per common share	$0.32	$0.29	$0.96	$0.87

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$50,621	$38,540	$195,262	$170,544
Other comprehensive income (loss), net of tax
Other comprehensive income (loss) in equity method investments	(63)	(11)	(43)	92
Foreign currency translation adjustments	(10,797)	9,085	(66,841)	5,578
Total other comprehensive income (loss), net of tax	(10,860)	9,074	(66,884)	5,670
Total comprehensive income, net of tax	39,761	47,614	128,378	176,214
Comprehensive income attributable to noncontrolling interests	(393)	(401)	(878)	(1,438)
Comprehensive income attributable to Cinemark Holdings, Inc.	$39,368	$47,213	$127,500	$174,776

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net income	$195,262	$170,544
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	191,236	173,378
Amortization of intangible and other assets and favorable/unfavorable leases	2,420	1,167
Amortization of long-term prepaid rents	1,814	1,540
Amortization of debt issue costs	4,236	4,619
Loss on debt amendments and refinancing	1,484	246
Amortization of deferred revenues, deferred lease incentives and other	(16,264)	(12,037)
Impairment of long-lived assets	5,020	9,600
Share based awards compensation expense	10,364	9,487
Loss on disposal of assets and other	28,666	9,464
Deferred lease expenses	(952)	(1,019)
Equity in income of affiliates	(29,208)	(26,767)
Deferred income tax expenses	9,096	9,541
Distributions from equity investees	21,041	17,321
Changes in assets and liabilities and other	(74,161)	(55,433)
Net cash provided by operating activities	350,054	311,651

Investing activities
Additions to theatre properties and equipment	(245,962)	(262,730)
Acquisitions of theatres in the U.S. and international markets, net of cash acquired	(11,289)	(41,000)
Proceeds from sale of theatre properties and equipment and other	3,557	14,816
Acquisition of NCM common units	(78,393)	—
Investment in joint ventures and other, net	(20,442)	(1,178)
Net cash used for investing activities	(352,529)	(290,092)

Financing activities
Dividends paid to stockholders	(112,108)	(101,304)
Payroll taxes paid as a result of stock withholdings	(2,905)	(2,943)
Repayments of long-term debt	(4,946)	(2,855)
Payment of debt issue costs	(5,103)	(817)
Fees paid related to debt amendments	(704)	(246)
Payments on capital leases	(18,778)	(15,814)
Proceeds from financing lease	—	10,200
Other	—	(620)
Net cash used for financing activities	(144,544)	(114,399)

Effect of exchange rate changes on cash and cash equivalents	(8,732)	1,051

Decrease in cash and cash equivalents	(155,751)	(91,789)

Cash and cash equivalents:
Beginning of period	522,547	561,235
End of period	$366,796	$469,446

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

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2017, included in the Annual Report on Form 10-K filed February 23, 2018 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be achieved for the full year.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”). The purpose of ASU 2016-02 is to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. The adoption of ASU 2016-02 will result in the recognition of a right-of-use asset and a lease liability for most operating leases.  New disclosure requirements include qualitative and quantitative information about the amounts recorded in the financial statements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 requires a modified retrospective transition by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective with the option to elect certain practical expedients. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, (“ASU 2018-10”). The amendments in ASU 2018-10 provide clarification of narrow aspects of the guidance issued in ASU 2016-02.  In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, (“ASU 2018-11”). The amendments in ASU 2018-11 provide an additional transition method to adopt the amendments in ASU 2016-02.  Under this new transition method, an entity initially applies the amendments in ASU 2016-02 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  Under this transition method, an entity is not required to use the modified transition method described in ASU 2016-02.  The Company plans to adopt the additional transition method provided in ASU 2018-11.  The Company is currently evaluating the impact of ASU 2016-02, ASU 2018-10 and ASU 2018-11 on its condensed consolidated financial statements including, but not limited to, the impact of 1) the recognition of right-of-use assets and liabilities for operating leases, 2) the reassessment of certain leases previously evaluated under sale-leaseback accounting guidance and 3) the reclassification of certain rent related assets and liabilities as part of the right-of-use assets.  The most significant impact of these amendments on the Company’s financial statements will be the recognition of new right-of-use assets and lease liabilities related to leased theatres and certain leased equipment that are currently classified as operating leases.   The Company will adopt the amendments in ASU 2016-02, ASU 2018-10 and ASU 2018-11 in the first quarter of 2019.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments – a consensus of the FASB Emerging Issues Task Force, (“ASU 2016-15”). The purpose of ASU 2016-15 is to reduce the diversity in practice regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year.  A retrospective transition method should be used in the application of the amendments within ASU 2016-15.  The Company adopted ASU 2016-15 effective January 1, 2018.  As a result of the adoption of ASU 2016-15, cash paid of $246 related to the June 2017 amendment of the Company’s senior secured credit facility was reclassified from operating activities to financing activities for the nine months ended September 30, 2017.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, (“ASU 2018-13”).  The purpose of ASU 2018-13 is to improve the disclosures related to fair value measurements in the financial statements.  The improvements in ASU include the removal, modification and addition of certain disclosure requirements primarily related to Level 3 fair value measurements.  ASU 2016-18 is effective for fiscal years beginning after December 15, 2019, including interim periods within that year.  The amendments in ASU 2018-13 should be applied prospectively.  The Company does not expect ASU 2018-13 to have a significant impact on its condensed consolidated financial statements.

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act made changes to the U.S. tax code, which included (1) reduced U.S. corporate tax rate from 35 percent to 21 percent, (2) generally eliminated U.S. federal income taxes on dividends from foreign subsidiaries, and (3) a one-time transition tax on certain undistributed earnings of foreign subsidiaries.  Under ASC 740, Income Taxes, reporting entities are required to recognize the effect(s) of the Act on current and deferred income taxes in the enactment period’s financial statements.  As of September 30, 2018, the amounts recorded for the Tax Act pertaining to the transition tax impact for 2017 are final, however, the transition tax impact for 2018 remains provisional. The amounts recorded for the re-measurement of net deferred taxes, and the Company’s reassessment of valuation allowances remain provisional. These estimates may be impacted by further analysis due to future clarification and guidance regarding earnings and profits computations, state tax conformity to federal tax changes, and potential tax planning options under consideration.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

3.	Revenue Recognition

Revenue Recognition Policy

The Company recognizes admissions and concession revenues when sales are made at the box office and concession stand, respectively.  Other revenues include screen advertising, transactional fees and other ancillary revenues such as vendor marketing promotions and meeting rentals and events.  The Company records proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognizes admissions or concession revenue when a holder redeems the card or certificate. Additionally, the Company recognizes unredeemed gift cards and other advanced sale-type certificates as other revenues based on a proportion of redemptions, which is estimated primarily based on the Company’s historical experience with such cards and certificates.

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

c)	Increase in other revenues and an increase in utilities and other expenses due to the presentation of transactional fees on a gross versus net basis.
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

The above noted changes increased (decreased) admissions, concession and other revenue for the three and nine months ended September 30, 2018, disaggregated as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2018
Admissions revenues	$(1,524)	$(4,724)
Concession revenues	$(725)	$(1,932)
Other revenues	$25,794	$85,963

The Company applied the practical expedient to exclude sales and other similar taxes collected from customers from its transaction price for purposes of recording revenues.  As such, revenues are presented net of such taxes.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Disaggregation of Revenue

The following table presents revenues for the three and nine months ended September 30, 2018, disaggregated based on major type of good or service and by reportable operating segment.

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Admissions revenues	$333,274	$94,342	$427,616	$1,091,489	$297,621	$1,389,110
Concession revenues	207,960	56,205	264,165	661,328	169,915	831,243
Screen advertising and promotional revenues	19,010	13,420	32,430	58,240	43,135	101,375
Other revenues	22,031	7,993	30,024	76,635	24,896	101,531
Total revenues	$582,275	$171,960	$754,235	$1,887,692	$535,567	$2,423,259
(1)	U.S. segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 15 for additional information on intercompany eliminations.

The following table presents revenues for the three and nine months ended September 30, 2018, disaggregated based on timing of revenue recognition (see Revenue Recognition Policy above).

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$561,849	$155,291	$717,140	$1,824,138	$482,790	$2,306,928
Goods and services transferred over time	20,426	16,669	37,095	63,554	52,777	116,331
Total	$582,275	$171,960	$754,235	$1,887,692	$535,567	$2,423,259
(1)	U.S. segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 15 for additional information on intercompany eliminations.

Deferred Revenues

The following table presents changes in the Company’s deferred revenues for the nine months ended September 30, 2018.

Deferred Revenues	Deferred Revenue - NCM	Other Deferred Revenues (1)	Total
Balance at January 1, 2018	$351,706	$86,498	$438,204
Impact of adoption of ASC Topic 606	(53,605)	—	(53,605)
Amounts recognized as accounts receivable	—	13,693	13,693
Cash received from customers in advance	—	80,617	80,617
Common units received from NCM (see Note 7)	5,012	—	5,012
Revenue recognized during period	(11,806)	(94,790)	(106,596)
Foreign currency translation adjustments	—	(2,468)	(2,468)
Balance at September 30, 2018	$291,307	$83,550	$374,857

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

The table below summarizes the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of September 30, 2018 and when the Company expects to recognize this revenue.

	Twelve Months Ended September 30,
Remaining Performance Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Deferred revenue - NCM	$15,831	$15,831	$15,831	$15,831	$15,831	$212,152	$291,307
Deferred revenue - other	70,468	12,682	264	136	—	—	83,550
Total	$86,299	$28,513	$16,095	$15,967	$15,831	$212,152	$374,857

Accounts receivable as of September 30, 2018 included approximately $49,224 of receivables related to contracts with customers.  The Company did not record any assets related to the costs to obtain or fulfill a contract with customers during the nine months ended September 30, 2018.

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

As a result of the significant financing component on deferred revenue - NCM, the Company recognized incremental screen advertising revenue and an offsetting interest expense of $4,983 and $14,875 during the three and nine months ended September 30, 2018, respectively. The interest expense was calculated using the Company’s incremental borrowing rates at the time when the cash and each tranche of common units were received from NCM, which ranged from 5.5% to 8.0%.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table presents computations of basic and diluted earnings per share under the two-class method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to Cinemark Holdings, Inc.	$50,228	$38,139	$194,384	$169,106
Earnings allocated to participating share-based awards (1)	(304)	(209)	(1,123)	(842)
Net income attributable to common stockholders	$49,924	$37,930	$193,261	$168,264

Denominator (shares in thousands):
Basic weighted average common stock outstanding	116,119	115,823	116,032	115,746
Common equivalent shares for restricted stock units	203	281	256	317
Diluted	116,322	116,104	116,288	116,063

Basic earnings per share attributable to common stockholders	$0.43	$0.33	$1.66	$1.45
Diluted earnings per share attributable to common stockholders	$0.43	$0.33	$1.66	$1.45

(1)

For the three months ended September 30, 2018 and 2017, a weighted average of approximately 708 and 643 shares of unvested restricted stock, respectively, were considered participating securities.  For the nine months ended September 30, 2018 and 2017, a weighted average of approximately 677 and 581 shares of restricted stock, respectively, were considered participating securities.

5.	Long Term Debt Activity

Senior Secured Credit Facility

On March 29, 2018, Cinemark USA, Inc., our wholly-owned subsidiary, amended its senior secured credit facility to extend the maturity of the term loan to March 29, 2025, reduce the rate at which the term loan bears interest by 0.25% and to reduce the amount of real property required to be mortgaged to secure the loans. Under the amended facility, quarterly principal payments of $1,649 are due on the term loan through December 31, 2024, with a final principal payment of $613,351 due on March 29, 2025. The Company incurred debt issue costs of approximately $4,962 in connection with the amendment, which are reflected as a reduction of long term debt on the condensed consolidated balance sheet as of September 30, 2018.  As a result of the amendment, the Company wrote-off $780 of unamortized debt issue costs and incurred approximately $704 in legal and other fees, both of which are reflected as loss on debt amendments and refinancing on the condensed consolidated statements of income for the nine months ended September 30, 2018.

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt using the market approach, which utilizes quoted market prices that fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by ASC 820, Fair Value Measurement (“ASC Topic 820”). The carrying value of the Company’s long-term debt was $1,812,349 and $1,817,295 as of September 30, 2018 and December 31, 2017, respectively, excluding unamortized debt discounts and debt issue costs. The fair value of the Company’s long-term debt was $1,804,535 and $1,840,918 as of September 30, 2018 and December 31, 2017, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

6.	Equity

Below is a summary of changes in stockholders’ equity attributable to Cinemark Holdings, Inc., noncontrolling interests and total equity for the nine months ended September 30, 2018 and 2017:

	Cinemark
	Holdings, Inc.
	Stockholders’	Noncontrolling	Total
	Equity	Interests	Equity
Balance at January 1, 2018	$1,393,795	$11,893	$1,405,688
Cumulative effect of change in accounting principle, net of taxes of $13,079 (see Note 3)	40,526	—	40,526
Share based awards compensation expense	10,364	—	10,364
Stock withholdings related to share based awards that vested during the nine months ended September 30, 2018	(2,905)	—	(2,905)
Dividends paid to stockholders (1)	(112,108)	—	(112,108)
Dividends accrued on unvested restricted stock unit awards (1)	(416)	—	(416)
Net income	194,384	878	195,262
Other comprehensive loss in equity method investees	(43)	—	(43)
Foreign currency translation adjustments	(66,841)	—	(66,841)
Balance at September 30, 2018	$1,456,756	$12,771	$1,469,527

(1)	Below is a summary of dividends paid to stockholders and accrued on unvested restricted stock unit awards during the nine months ended September 30, 2018:
			Amount per Share
Declaration Date	Record Date	Payable Date	of Common Stock	Total
2/23/2018	3/8/2018	3/22/2018	$0.32	$37,471
5/25/2018	6/8/2018	6/22/2018	0.32	37,523
8/23/2018	9/4/2018	9/18/2018	0.32	37,530
		Total	$0.96	$112,524

	Cinemark
	Holdings, Inc.
	Stockholders’	Noncontrolling	Total
	Equity	Interests	Equity
Balance at January 1, 2017	$1,261,818	$11,142	$1,272,960
Share based awards compensation expense	9,487	―	9,487
Stock withholdings related to share based awards that vested during the nine months ended September 30, 2017	(2,943)	―	(2,943)
Tax expense related to share based award vesting	(32)	―	(32)
Dividends paid to stockholders (2)	(101,304)	―	(101,304)
Dividends accrued on unvested restricted stock unit awards (2)	(423)	―	(423)
Dividends paid to noncontrolling interests	―	(588)	(588)
Net income	169,106	1,438	170,544
Other comprehensive income in equity method investees	92	―	92
Foreign currency translation adjustments	4,027	―	4,027
Balance at September 30, 2017	$1,339,828	$11,992	$1,351,820

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

(2)	Below is a summary of dividends paid to stockholders and accrued on unvested restricted stock unit awards during the nine months ended September 30, 2017:
			Amount per Share
Declaration Date	Record Date	Payable Date	of Common Stock	Total
2/23/2017	3/8/2017	3/20/2017	$0.29	$33,912
5/25/2017	6/8/2017	6/22/2017	0.29	33,904
8/10/2017	8/31/2017	9/13/2017	0.29	33,911
		Total	$0.87	$101,727

7.	Investment in National CineMedia

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

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

	Investment in NCM	Deferred Revenue	Distributions from NCM	Equity in Earnings	Other Revenue	Interest Expense - NCM (3)	Cash Received (Paid)
Balance as of January 1, 2018	$200,550	$(351,706)
Impact of adoption of ASC Topic 606 (1)	—	53,605	$—	$—	$—	$—	$—
Receipt of common units due to annual common unit adjustment ("CUA")	5,012	(5,012)	—	—	—	—	—
Purchase of additional common units	78,393	—	—	—	—	—	(78,393)
Revenues earned under ESA (2) (3)	—	—	—	—	(24,028)	14,875	9,153
Receipt of excess cash distributions	(13,546)	—	(10,120)	—	—	—	23,666
Receipt under tax receivable agreement	(2,294)	—	(2,048)	—	—	—	4,342
Equity in earnings	11,341	—	—	(11,341)	—	—	—
Amortization of deferred revenue	—	11,806	—	—	(11,806)	—	—
Balance as of and for the nine months ended September 30, 2018	$279,456	$(291,307)	$(12,168)	$(11,341)	$(35,834)	$14,875	$(41,232)

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

(2)

Amount includes the per patron and per digital screen theatre access fees due to the Company, net of amounts paid to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $9,064.

(3)	Reflects impact of significant financing component related to amounts received in advance under the ESA and CUA agreements. See Note 3.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

During the three months ended September 30, 2018 and 2017, the Company recorded equity in earnings of $6,830 and $5,032, respectively.  During the nine months ended September 30, 2018 and 2017, the Company recorded equity in earnings of $11,341 and $8,098, respectively.

The Company made payments to NCM of $67 and $75 during the nine months ended September 30, 2018 and 2017, respectively, related to installation of certain equipment used for digital advertising, which is included in theatre properties and equipment on the condensed consolidated balance sheets.

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

During March 2018, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, on March 29, 2018, the Company received an additional 908,042 common units of NCM, each of which is convertible into one share of NCMI common stock. The Company recorded the additional common units received at estimated fair value with a corresponding adjustment to deferred revenue of approximately $5,012. The fair value of the common units received was estimated based on the market price of NCMI common stock at the time the common units were determined, adjusted for volatility associated with the estimated time period it would take to convert the common units and register the respective shares.  The deferred revenue will be recognized on a straight-line basis over the remaining term of the ESA, which is approximately 19 years.

On July 5, 2018 the Company acquired 10,738,740 common units of NCM from AMC for $78,393 in cash, or approximately $7.30 per common unit.  As a result of the acquisition of these shares, the Company’s ownership of NCM increased from approximately 18% to 25%.  The amount paid for the additional common units was recorded as an increase in the Company’s investment in NCM.

As of September 30, 2018, the Company owned a total of 39,518,644 common units of NCM, representing an ownership interest of approximately 25%. The estimated fair value of the Company’s investment in NCM was approximately $418,502 based on the price of NCMI common stock as of September 28, 2018 of $10.59 per share (Level 1 input as defined in FASB ASC Topic 820).

Below is summary financial information for NCM for the periods indicated.  (The financial information for the three and nine months ended September 27, 2018 is not yet available.)

	Three Months Ended		Six Months Ended
	June 28, 2018	June 29, 2017	June 28, 2018	June 29, 2017
Gross revenues	$113,700	$97,100	$193,900	$169,000
Operating income	$40,200	$28,300	$51,200	$33,400
Net income	$25,000	$15,400	$22,000	$7,500

	As of	As of
	June 28, 2018	December 28, 2017
Current assets	$146,900	$174,400
Noncurrent assets	$757,900	$758,300
Current liabilities	$88,000	$123,300
Noncurrent liabilities	$943,500	$925,400
Members deficit	$(126,700)	$(116,000)

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

8.	Other Investments

Below is a summary of activity for each of the Company’s other investments for the nine months ended September 30, 2018:

	DCIP	AC JV, LLC	DCDC	FE Concepts	Other	Total
Balance at January 1, 2018	$106,215	$5,916	$3,598	$104	$4,212	$120,045
Cash contributions made	1,714	—	—	20,000		21,714
Cash distributions received	(5,201)	—	—	—	—	(5,201)
Equity in income (loss)	16,378	648	898	(57)	—	17,867
Equity in other comprehensive loss	(43)	—	—	—	—	(43)
Other	—	—	(1,168)	(104)	(9)	(1,281)
Balance at September 30, 2018	$119,063	$6,564	$3,328	$19,943	$4,203	$153,101

Digital Cinema Implementation Partners LLC (“DCIP”)

On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as DCIP to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. As of September 30, 2018, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting.

Below is summary financial information for DCIP for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Gross revenues	$43,403	$39,961	$126,957	$132,535
Operating income	$25,816	$22,702	$74,310	$80,574
Net income	$24,311	$19,701	$68,014	$69,458

	As of
	September 30, 2018	December 31, 2017
Current assets	$56,764	$56,296
Noncurrent assets	$708,470	$772,438
Current liabilities	$68,313	$59,153
Noncurrent liabilities	$172,232	$296,889
Members' equity	$524,689	$472,692

As of September 30, 2018, the Company had 3,832 digital projection systems being leased under the master equipment lease agreement with Kasima LLC, which is an indirect subsidiary of DCIP and a related party to the Company. The Company had the following transactions with DCIP, reflected in utilities and other costs on the condensed consolidated statements of income, during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Equipment lease payments	$1,229	$1,452	$3,689	$4,333
Warranty reimbursements from DCIP	$(2,791)	$(2,234)	$(7,909)	$(6,141)
Management service fees	$180	$207	$558	$619

AC JV, LLC

During December 2013, the Company, Regal, AMC (the “AC Founding Members”) and NCM entered into a series of agreements that resulted in the formation of AC JV, LLC (“AC”), a joint venture that owns “Fathom Events” formerly operated by NCM.  The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators, including concerts, opera and symphony, DVD product releases and marketing events, theatrical premieres,

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Broadway plays, live sporting events and other special events. The Company paid event fees to AC of $8,516 and $9,448 for the nine months ended September 30, 2018 and 2017, respectively, which are included in film rentals and advertising costs on the condensed consolidated statements of income.  Additionally, the remaining outstanding balance of a note payable from the Company to NCM, related to the formation of AC, was $2,778 as of September 30, 2018.

Digital Cinema Distribution Coalition

Digital Cinema Distribution Coalition (“DCDC”) is a joint venture among the Company, Universal, Warner Bros., AMC and Regal.  DCDC operates a satellite distribution network that distributes all digital content to U.S. theatres via satellite. The Company has an approximate 14.6% ownership in DCDC. The Company paid approximately $657 and $637 to DCDC during the nine months ended September 30, 2018 and 2017, respectively, related to content delivery services provided by DCDC.  These fees are included in film rentals and advertising costs on the condensed consolidated statements of income.

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

Treasury Stock — Treasury stock represents shares of common stock repurchased or withheld by the Company and not yet retired. The Company has applied the cost method in recording its treasury shares.  Below is a summary of the Company’s treasury stock activity for the nine months ended September 30, 2018:

	Number of
	Treasury
	Shares	Cost
Balance at January 1, 2018	4,525,870	$76,354
Restricted stock withholdings (1)	75,801	2,905
Restricted stock forfeitures	20,925	—
Balance at September 30, 2018	4,622,596	$79,259

(1)

The Company withheld restricted shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting in restricted stock and restricted stock units.  The Company determined the number of shares to be withheld based upon market values ranging from $33.77 to $39.03 per share.

As of September 30, 2018, the Company had no plans to retire any shares of treasury stock.

Restricted Stock – During the nine months ended September 30, 2018, the Company granted 321,406 shares of restricted stock to employees and directors. The fair value of the restricted stock granted was determined based on the market value of the Company’s common stock on the dates of grant, which ranged from $35.81 to $39.26 per share. The Company assumed forfeiture rates ranging from 0% to 10% for the restricted stock awards. The restricted stock awards vest over periods ranging from one to four years. The recipients of restricted stock are entitled to receive non-forfeitable dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of restricted stock activity for the nine months ended September 30, 2018:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2018	650,581	$35.81
Granted	321,406	$38.79
Vested	(242,945)	$31.16
Forfeited	(20,925)	$38.57
Outstanding at September 30, 2018	708,117	$38.67
Unvested restricted stock at September 30, 2018	708,117	$38.67

	Nine Months Ended September 30,
	2018	2017
Compensation expense recognized during the period	$7,266	$6,298
Fair value of restricted shares that vested during the period	$7,815	$8,169
Income tax benefit recognized upon vesting of restricted stock awards	$1,751	$2,665

As of September 30, 2018, the estimated remaining unrecognized compensation expense related to unvested restricted stock awards was $17,360 and the weighted average period over which this remaining compensation expense will be recognized is approximately two years.

Restricted Stock Units – During the nine months ended September 30, 2018, the Company granted restricted stock units representing 228,194 hypothetical shares of common stock to employees. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the two fiscal year periods ending December 31, 2019 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain adjustments as specified by the Compensation Committee prior to the grant date. The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity and vest on a prorata basis according to the IRR achieved by the Company during the performance period. If the IRR for the two-year period is at least 7%, which is the threshold, one-third of the maximum restricted stock units vest. If the IRR for the two-year period is at least 9.5%, which is the target, two-thirds of the maximum restricted stock units vest. If the IRR for the two-year period is at least 13%, which is the maximum, 100% of the maximum restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. Further, as an example, if the Company achieves an IRR equal to 11%, the number of restricted stock units that shall vest will be greater than the target but less than the maximum number that would have vested had the Company achieved the highest IRR.  All restricted stock units granted during 2018 will vest subject to an additional two-year service requirement and will be paid in the form of common stock if the participant continues to provide services through the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments from the grant date if, and at the time that, the restricted stock unit awards vest.

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the nine months ended September 30, 2018 at each of the three target levels of financial performance (excluding forfeiture assumptions):

	Number of
	Shares	Value at
	Vesting	Grant
at IRR of at least 7%	76,065	$2,967
at IRR of at least 9.5%	152,129	$5,938
at IRR of at least 13%	228,194	$8,906

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

	Nine Months Ended September 30,
	2018	2017
Number of restricted stock unit awards that vested during the period	127,084	97,115
Fair value of restricted stock unit awards that vested during the period	$4,846	$4,155
Accumulated dividends paid upon vesting of restricted stock unit awards	$526	$313
Compensation expense recognized during the period	$3,098	$3,189
Income tax benefit recognized upon vesting of restricted stock unit awards	$740	$1,745

During the nine months ended September 30, 2018, the Company determined that the IRR reached for the restricted stock units granted in February 2016 was 7.2%, compared to a target IRR of 8.0%.  The Company recorded a reduction in compensation expense of $69 during the nine months ended September 30, 2018 to reflect the revised number of shares expected to vest in February 2020 for the 2016 restricted stock unit grant.

As of September 30, 2018, the estimated remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $8,835. The weighted average period over which this remaining compensation expense will be recognized is approximately two years. As of September 30, 2018, the Company had restricted stock units outstanding that represented a total of 594,266 hypothetical shares of common stock, net of actual cumulative forfeitures of 18,667 units, assuming an IRR of 7.2% was achieved for the 2016 grants and the maximum IRR level is achieved for all other grants outstanding.

10.	Goodwill and Other Intangible Assets

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2018 (1)	$1,174,041	$110,038	$1,284,079
Acquisition of theatres in Brazil (2)	—	9,732	9,732
Foreign currency translation adjustments	—	(17,011)	(17,011)
Balance at September 30, 2018 (1)	$1,174,041	$102,759	$1,276,800

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.
(2)	Amount represents preliminary purchase price allocation for theatres acquired in Brazil.

The Company evaluates goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable.  The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. Management considers the reporting unit to be each of its nineteen regions in the U.S. and seven countries internationally with Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala considered one reporting unit (the Company does not have goodwill recorded for all of its international locations).  For the year ended December 31, 2017, the Company performed a quantitative goodwill impairment assessment on all reporting units, in accordance with ASC Topic 350-20-35.  No events or changes in circumstances occurred during the nine months ended September 30, 2018 that indicated the carrying value of goodwill might exceed its estimated fair value.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Intangible assets consisted of the following:

	Balance at				Balance at
	January 1,				September 30,
	2018	Additions (1)	Amortization	Other (2)	2018
Intangible assets with finite lives:
Gross carrying amount	$105,895	$—	$—	$(2,049)	$103,846
Accumulated amortization	(68,869)	―	(4,204)	―	(73,073)
Total net intangible assets with finite lives	$37,026	$—	$(4,204)	$(2,049)	$30,773

Intangible assets with indefinite lives:
Tradename and other	299,735	791	―	(361)	300,165
Total intangible assets — net	$336,761	$791	$(4,204)	$(2,410)	$330,938

(1)	Amount represents the acquisition of tradeable liquor licenses.
(2)	Amount represents foreign currency translation adjustments.

For the year ended December 31, 2017, the Company performed a quantitative assessment for all definite and indefinite-lived tradename assets.  No events or changes in circumstances occurred during the nine months ended September 30, 2018 that indicated the carrying value of its tradename assets might exceed their estimated fair values.

Estimated aggregate future amortization expense for intangible assets is as follows:

For the three months ended December 31, 2018	$1,356
For the twelve months ended December 31, 2019	5,124
For the twelve months ended December 31, 2020	5,255
For the twelve months ended December 31, 2021	3,546
For the twelve months ended December 31, 2022	3,190
Thereafter	12,302
Total	$30,773

11.	Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. See discussion of the Company’s long-lived asset impairment evaluation process in Note 1 to the Company’s financial statements as included in its 2017 Annual Report on Form 10-K.  As noted in the discussion, fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the nine months ended September 30, 2018 and 2017. As of September 30, 2018, the estimated aggregate fair value of the long-lived assets impaired during the nine months ended September 30, 2018 was $178.

The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

Below is a summary of impairment charges for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
U.S. theatre properties	$1,553	$1,054	$3,331	$1,411
International theatre properties	88	3,972	1,689	8,189
Impairment of long-lived assets	$1,641	$5,026	$5,020	$9,600

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

12.	Fair Value Measurements

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis under ASC Topic 820 as of December 31, 2017 or September 30, 2018.

The Company uses the market approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 10 and Note 11). See additional explanation of fair value measurement techniques used for long-lived assets, goodwill and intangible assets in “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed February 23, 2018.  There were no changes in valuation techniques and there were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2018.

13.	Foreign Currency Translation

The accumulated other comprehensive loss account in stockholders’ equity of $320,166 and $253,282 as of September 30, 2018 and December 31, 2017, respectively, primarily includes cumulative foreign currency adjustments of $320,406 and $253,565, respectively, from translating the financial statements of the Company’s international subsidiaries.

As of September 30, 2018, all foreign countries where the Company has operations, other than Argentina, are non-highly inflationary, and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.  The Company deemed Argentina to be highly inflationary beginning July 1, 2018.  A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity.  The financial information of the Company’s Argentina subsidiaries has been remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective beginning July 1, 2018.

Below is a summary of the impact of translating the September 30, 2018 financial statements of the Company’s international subsidiaries:

			Other
			Comprehensive
			Loss for the
	Exchange Rate as of		Nine Months Ended
Country	September 30, 2018	December 31, 2017	September 30, 2018
Brazil	4.05	3.31	$(42,588)
Argentina (1)	41.29	18.65	(18,272)
Chile	658.22	615.97	(4,822)
All other			(1,159)
			$(66,841)

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

(1)

Amount represents the cumulative comprehensive loss recorded for Argentina through September 30, 2018.  Beginning July 1, 2018, Argentina was deemed highly inflationary.  The impact of translating Argentina financial results to U.S. dollars, which was not significant, has been recorded in foreign currency exchange gain (loss) on the Company’s condensed consolidated statement of income.

14.	Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Nine Months Ended
	September 30,
	2018	2017
Cash paid for interest	$62,773	$58,334
Cash paid for income taxes, net of refunds received	$42,631	$81,271
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$7,050	$(5,947)
Theatre properties acquired under capital lease	$4,035	$30,517
Interest expense - NCM (see Note 3)	$(14,875)	$—
Investment in NCM – receipt of common units (see Note 7)	$5,012	$18,363
Dividends accrued on unvested restricted stock unit awards	$(416)	$(423)

(1)	Additions to theatre properties and equipment included in accounts payable as of September 30, 2018 and December 31, 2017 were $38,326 and $31,276, respectively.
15.	Segments

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

Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
U.S.	$585,536	$514,376	$1,897,664	$1,650,514
International	171,960	200,122	535,567	602,116
Eliminations	(3,261)	(3,750)	(9,972)	(11,077)
Total revenues	$754,235	$710,748	$2,423,259	$2,241,553

Adjusted EBITDA
U.S.	$132,652	$108,854	$476,907	$402,902
International	35,740	44,818	106,518	133,329
Total Adjusted EBITDA	$168,392	$153,672	$583,425	$536,231

Capital expenditures
U.S.	$65,458	$65,612	$195,104	$221,604
International	17,915	14,318	50,858	41,126
Total capital expenditures	$83,373	$79,930	$245,962	$262,730

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$50,621	$38,540	$195,262	$170,544
Add (deduct):
Income taxes	16,169	24,630	59,592	98,475
Interest expense (1)	27,144	26,317	82,725	79,208
Other income (2)	(8,810)	(13,168)	(15,247)	(33,180)
Loss on debt amendments and refinancing	—	—	1,484	246
Other cash distributions from equity investees (3)	4,786	2,402	21,041	17,321
Depreciation and amortization	64,971	58,052	193,656	174,545
Impairment of long-lived assets	1,641	5,026	5,020	9,600
Loss on disposal of assets and other	7,826	8,576	28,666	9,464
Deferred lease expenses	(20)	(297)	(952)	(1,019)
Amortization of long-term prepaid rents	578	551	1,814	1,540
Share based awards compensation expense	3,486	3,043	10,364	9,487
Adjusted EBITDA (4)	$168,392	$153,672	$583,425	$536,231

(1)	Includes amortization of debt issue costs.
(2)	Includes interest income, foreign currency exchange gain (loss), equity in income of affiliates and interest expense - NCM and excludes distributions from NCM.
(3)

Includes cash distributions received from equity investees that were recorded as a reduction of the respective investment balances (see Notes 7 and 8).  These distributions are reported entirely within the U.S. operating segment.

(4)	The adoption of ASC Topic 606 impacted how the Company records certain revenues. See Note 3 for discussion of the impact of ASC Topic 606.

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2018	2017	2018	2017
U.S.	$585,536	$514,376	$1,897,664	$1,650,514
Brazil	65,152	81,545	218,265	264,085
Other international countries	106,808	118,577	317,302	338,031
Eliminations	(3,261)	(3,750)	(9,972)	(11,077)
Total	$754,235	$710,748	$2,423,259	$2,241,553

	As of	As of
Theatre Properties and Equipment-net	September 30, 2018	December 31, 2017
U.S.	$1,474,184	$1,439,168
Brazil	139,927	179,669
Other international countries	206,376	209,217
Total	$1,820,487	$1,828,054

16.	Related Party Transactions

The Company manages theatres for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is the Company’s Chairman of the Board of Directors and directly and indirectly owns approximately 8% of the Company’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $488 and $451 of management fee revenues during the nine months

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

ended September 30, 2018 and 2017, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC (“Copper Beech”) to use, on occasion, a private aircraft owned by Copper Beech. Copper Beech is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech for the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip.  For the nine months ended September 30, 2018 and 2017, the aggregate amounts paid to Copper Beech for the use of the aircraft was $51 and $89, respectively.

The Company leases 14 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of the Company’s directors and is an officer of the general partner of Syufy. Of these 15 leases, 14 have fixed minimum annual rent. The one lease without minimum annual rent has rent based upon a specified percentage of gross sales as defined in the lease. For the nine months ended September 30, 2018 and 2017, the Company paid total rent of approximately $19,465 and $18,844, respectively, to Syufy.

The Company has a 50% voting interest in FE Concepts, a joint venture with AWSR, an entity owned by Lee Roy Mitchell and Tandy Mitchell.  FE Concepts will develop and operate a family entertainment center that offers bowling, gaming, movies and other amenities.  See Note 8 for further discussion.

17.	Commitments and Contingencies

Silken Brown v. Cinemark USA, Inc., Case No. 3:13cv05669, In the United States District Court for the Northern District of California, San Francisco Division. The case presents putative class action claims for penalties and attorney's fees arising from alleged violations of the California wage statement law.  The claim is also asserted as a representative action under the California Private Attorney General Act (PAGA) for penalties. The Court granted class certification. The company denies the claims, denies that class certification is appropriate, denies that the plaintiff has standing to assert the claims alleged and is vigorously defending against the claims.  The company denies any violation of law and plans to vigorously defend against all claims.  The Company is unable to predict the outcome of this litigation or the range of potential loss.

Flagship Theatres of Palm Desert, LLC d/b/a Cinemas Palme D’Or v. Century Theatres, Inc., and Cinemark USA, Inc.; Superior Court of the State of California, County of Los Angeles.  Plaintiff in this case alleges that the Company violated California antitrust and unfair competition laws by engaging in “circuit dealing” with various motion picture distributors and tortuously interfered with Plaintiff’s business relationships.  Plaintiff seeks compensatory damages, trebling of those damages under California law, punitive damages, injunctive relief, attorneys’ fees, costs and interest.  Plaintiff also alleges that the Company’s conduct ultimately resulted in closure of its theatre in June 2016.  The Company denied the allegations.  In 2008, the Company moved for summary judgment on Plaintiff’s claims, arguing primarily that clearances between the theatres at issue were lawful and that Plaintiff lacked proof sufficient to support certain technical elements of its antitrust claims.  The trial court granted that motion and dismissed Plaintiff’s claims.  Plaintiff appealed and, in 2011, the Court of Appeal reversed, holding, among other things, that Plaintiff’s claims were not about the illegality of clearances but were focused, instead, on “circuit dealing.”  Having re-framed the claims in that manner, the Court of Appeal held that the trial court’s decision to limit discovery to the market where the theatres at issue operated was an error, as “circuit dealing” necessarily involves activities in different markets.  Upon return to the trial court, the parties engaged in additional, broadened discovery related to Plaintiff’s “circuit dealing” claim.  Thereafter, the Company moved again for summary judgment on all of Plaintiff’s claims.  That new motion for summary judgment was pending when, on or about April 11, 2014, the trial court granted the Company’s motion for terminating sanctions and entered a judgment dismissing the case with prejudice.  Plaintiff then appealed that second dismissal, seeking to have the judgment reversed and the case remanded to the trial court.  The Court of Appeal issued a ruling on May 24, 2016, reversing the granting of terminating sanctions and instead imposed a lesser evidentiary and damages preclusion sanction.  The case returned to the trial court on October 6, 2016.  On May 10, 2018, after a five-week jury trial, the jury found no liability on one circuit dealing claim and awarded Plaintiff damages on the other claim, which are tripled for antitrust damage awards.  Plaintiff would also be entitled to certain court costs and to seek at least some portion of its attorney’s fees.  During the nine months ended September 30, 2018, the Company recorded a litigation reserve based on an estimate of the jury award, which is reflected in loss on disposal of assets and other on the condensed consolidated income statement.  The trial court denied a motion for a judgment notwithstanding the verdict and a motion for a new trial. The Company intends to appeal the judgment.  Although the Company denies that it engaged in any form of circuit dealing, it cannot predict the outcome of its pending motions or future appeals.

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

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. As of September 30, 2018, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 15 to our condensed consolidated financial statements.

We generate revenues primarily from filmed entertainment box office receipts and concession sales with additional revenues from screen advertising sales, transactional fees and other revenue streams, such as vendor marketing promotions and meeting rentals and events held at some of our theatres. We also offer alternative entertainment, such as live and pre-recorded sports programs, concert events, the Metropolitan Opera, in-theatre gaming and other special events in our theatres through AC JV, LLC. NCM provides our domestic theatres with various forms of in-theatre advertising. Our Flix Media subsidiaries provide screen advertising and alternative content for our international circuit and to other international exhibitors.

Films leading the box office during the nine months ended September 30, 2018 included new releases such as Black Panther, Avengers: Infinity War, Incredibles 2, Jurassic World: Fallen Kingdom, Deadpool 2, Mission Impossible – Fallout, Ant-Man and the Wasp, Solo: A Star Wars Story, A Quiet Place, Crazy Rich Asians and other films, as well as the carryover of The Greatest Showman, Jumanji: Welcome to the Jungle and Star Wars: The Last Jedi. Films scheduled for release during the remainder of 2018 include well-known franchise films such as Venom, Halloween, Bumblebee, Ralph Breaks the Internet, Dr. Seuss’ The Grinch, Fantastic Beasts: The Crimes of Grindelwald and Mary Poppins Returns and original titles including A Star is Born, Bohemian Rhapsody and Aquaman, among other films.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating data (in millions):
Revenues
Admissions	$427.6	$425.1	$1,389.1	$1,351.5
Concession	264.1	247.1	831.2	777.6
Other	62.5	38.6	202.9	112.5
Total revenues	$754.2	$710.8	$2,423.2	$2,241.6
Cost of operations
Film rentals and advertising	230.1	226.2	758.2	725.6
Concession supplies	42.7	40.2	134.6	124.1
Salaries and wages	92.5	87.3	286.0	261.3
Facility lease expense	80.6	82.0	243.9	248.6
Utilities and other	112.9	92.4	337.9	271.8
General and administrative expenses	38.3	36.9	123.7	113.0
Depreciation and amortization	64.9	58.1	193.6	174.5
Impairment of long-lived assets	1.6	5.0	5.0	9.6
Loss on disposal of assets and other	7.9	8.6	28.7	9.5
Total cost of operations	671.5	636.7	2,111.6	1,938.0
Operating income	$82.7	$74.1	$311.6	$303.6

Operating data as a percentage of total revenues:
Revenues
Admissions	56.7%	59.8%	57.3%	60.3%
Concession	35.0%	34.8%	34.3%	34.7%
Other	8.3%	5.4%	8.4%	5.0%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations (1)
Film rentals and advertising	53.8%	53.2%	54.6%	53.7%
Concession supplies	16.2%	16.3%	16.2%	16.0%
Salaries and wages	12.3%	12.3%	11.8%	11.7%
Facility lease expense	10.7%	11.5%	10.1%	11.1%
Utilities and other	15.0%	13.0%	13.9%	12.1%
General and administrative expenses	5.1%	5.2%	5.1%	5.0%
Depreciation and amortization	8.6%	8.2%	8.0%	7.8%
Impairment of long-lived assets	0.2%	0.7%	0.2%	0.4%
Loss on disposal of assets and other	1.0%	1.2%	1.2%	0.4%
Total cost of operations	89.0%	89.6%	87.1%	86.5%
Operating income	11.0%	10.4%	12.9%	13.5%
Average screen count (month end average)	6,019	5,939	5,990	5,914
Average operating screen count (month end average)	5,933	5,749	5,911	5,764
Total revenues per average screen (dollars)	$125,538	$119,675	$404,889	$379,025

(1)

All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended September 30, 2018 versus September 30, 2017

Revenues. Total revenues increased $43.4 million to $754.2 million for the three months ended September 30, 2018 (“third quarter of 2018”) from $710.8 million for the three months ended September 30, 2017 (“third quarter of 2017”), representing a 6.1% increase. The table below, presented by reportable operating segment, summarizes our revenue performance and certain key performance indicators for the three months ended September 30, 2018 and 2017.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency (3)
	2018	2017	% Change	2018	2017	% Change	2018	% Change	2018	2017	% Change
Admissions revenues (1)	$333.3	$312.3	6.7%	$94.3	$112.8	(16.4)%	$116.3	3.1%	$427.6	$425.1	0.6%
Concession revenues (1)	$207.9	$181.5	14.5%	$56.2	$65.6	(14.3)%	$67.1	2.3%	$264.1	$247.1	6.9%
Other revenues (1)(2)	$41.1	$16.9	143.2%	$21.4	$21.7	(1.4)%	$27.6	27.2%	$62.5	$38.6	61.9%
Total revenues (1)(2)	$582.3	$510.7	14.0%	$171.9	$200.1	(14.1)%	$211.0	5.4%	$754.2	$710.8	6.1%
Attendance (1)	43.7	40.6	7.6%	26.1	26.7	(2.2)%			69.8	67.3	3.7%
Average ticket price (1)	$7.63	$7.69	(0.8)%	$3.61	$4.22	(14.5)%	$4.46	5.7%	$6.13	$6.32	(3.0)%
Concession revenues per patron (1)	$4.76	$4.47	6.5%	$2.15	$2.46	(12.6)%	$2.57	4.5%	$3.78	$3.67	3.0%

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

•

U.S. Admissions revenues grew $21.0 million primarily due to a 7.6% increase in attendance offset by a 0.8% decrease in average ticket price. The increase in attendance was due to a stronger slate of films during the third quarter of 2018 compared to the third quarter of 2017 as well as the favorable impact of luxury lounger conversions. The decrease in average ticket price was primarily due to film mix, partially offset by price increases. Concession revenues grew $26.4 million primarily due to the 7.6% increase in attendance and a 6.5% increase in concession revenues per patron. Concession revenues per patron grew primarily due to price increases, incremental sales and continued expansion of concession offerings.  Other revenues increased $24.2 million primarily due to the impact of changes in revenue recognition as discussed in Note 3 to our condensed consolidated financial statements.

•

International. Admissions revenues decreased $18.5 million as reported primarily due to a 14.5% decrease in average ticket price and a 2.2% decrease in attendance.  Admissions revenues increased $3.5 million in constant currency. Concession revenues decreased $9.4 million as reported primarily due to a 12.6% decrease in concession revenues per patron and the 2.2% decrease in attendance.  Concession revenues increased $1.5 million in constant currency. The decline in attendance was driven by weaker consumer appeal of the film slate during the third quarter of 2018 compared to the third quarter of 2017.  Average ticket price and concession revenues per patron decreased, as reported, primarily due to the impact of changes in foreign currency exchange rates in certain countries in which we operate.  Other revenues decreased primarily due to the impact of changes in foreign currency exchange rates in certain countries in which we operate and decreased screen advertising revenues, partially offset by the impact of changes in revenue recognition as discussed in Note 3 to our condensed consolidated financial statements.

Cost of Operations. The table below summarizes our theatre operating costs (in millions) by reportable operating segment for the three months ended September 30, 2018 and 2017.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2018	2017	2018	2017	Constant Currency (1) 2018	2018	2017
Film rentals and advertising	$185.1	$171.5	$45.0	$54.7	$55.5	$230.1	$226.2
Concession supplies	$31.2	$26.2	$11.5	$14.0	$13.7	$42.7	$40.2
Salaries and wages	$73.2	$64.6	$19.3	$22.7	$24.0	$92.5	$87.3
Facility lease expense	$61.1	$59.8	$19.5	$22.2	$23.1	$80.6	$82.0
Utilities and other	$83.0	$64.0	$29.9	$28.4	$36.8	$112.9	$92.4

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

•

U.S. Film rentals and advertising costs were $185.1 million, or 55.5% of admissions revenues, for the third quarter of 2018 compared to $171.5 million, or 54.9% of admissions revenues, for the third quarter of 2017. The increase in the film rentals and advertising rate was primarily due to the mix of films during the third quarter of 2018 as well as the deferral of some admissions revenues related to our loyalty program.  Concession supplies expense was $31.2 million, or 15.0% of concession revenues, for the third quarter of 2018 compared to $26.2 million, or 14.4% of concession revenues, for the third quarter of 2017. The increase in the concessions supplies rate was primarily due to expanded concession offerings.

Salaries and wages increased to $73.2 million for the third quarter of 2018 from $64.6 million for the third quarter of 2017 primarily due to increased staffing levels to support the growth in attendance and expanded concession offerings, staffing at new and recently remodeled theatres, as well as increases in minimum and other wage rates. Facility lease expense increased to $61.1 million for the third quarter of 2018 from $59.8 million for the third quarter of 2017 primarily due to higher percentage rent due to the increase in revenues. Utilities and other costs increased to $83.0 million for the third quarter of 2018 from $64.0 million for the third quarter of 2017 primarily due to the presentation of transactional fees on a gross basis versus net basis (see Note 3 to our condensed consolidated financial statements for further discussion).

•

International. Film rentals and advertising costs were $45.0 million ($55.5 million in constant currency), or 47.7% of admissions revenues, for the third quarter of 2018 compared to $54.7 million, or 48.5% of admissions revenues, for the third quarter of 2017. Concession supplies expense was $11.5 million ($13.7 million in constant currency), or 20.5% of concession revenues, for the third quarter of 2018 compared to $14.0 million, or 21.3% of concession revenues, for the third quarter of 2017.

Salaries and wages decreased to $19.3 million (increased to $24.0 million in constant currency) for the third quarter of 2018 compared to $22.7 million for the third quarter of 2017.  The as reported decrease was due to the impact of changes in foreign currency exchange rates in certain countries in which we operate, partially offset by increased local currency wages that were primarily driven by inflation, new theatres and limited flexibility in scheduling staff caused by shifting government regulations.  Facility lease expense decreased to $19.5 million (increased to $23.1 million in constant currency) for the third quarter of 2018 compared to $22.2 million for the third quarter of 2017.  The as reported decrease was due to lower percentage rent due to the decline in revenues and the impact of changes in foreign currency exchange rates in certain countries in which we operate, partially offset by an increase in base rent due to new theatres.  Utilities and other costs increased to $29.9 million (increased to $36.8 million in constant currency) for the third quarter of 2018 compared to $28.4 million for the third quarter of 2017.  The as reported increase was primarily due to the presentation of transactional fees on a gross basis versus net basis (see Note 3 to our condensed consolidated financial statements for further discussion).

General and Administrative Expenses. General and administrative expenses increased to $38.3 million for the third quarter of 2018 from $36.9 million for the third quarter of 2017. The increase was primarily due to higher salaries and insurance costs, partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.

Depreciation and Amortization. Depreciation and amortization expense increased to $64.9 million during the third quarter of 2018 compared to $58.1 million during the third quarter of 2017. The increase was primarily due to theatre remodels and new theatres.

Impairment of Long-Lived Assets.  We recorded asset impairment charges on assets held and used of $1.6 million during the third quarter of 2018 compared to $5.0 million during the third quarter of 2017. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. Impairment charges for the third quarter of 2018 impacted six of our twenty-seven reporting units. See Note 11 to our condensed consolidated financial statements.

Loss on Disposal of Assets and Other. We recorded a loss on disposal of assets and other of $7.9 million during the third quarter of 2018 compared to $8.6 million during the third quarter of 2017. Activity for the third quarter of 2018 and 2017 was primarily due to the retirement of assets related to theatre remodels.

Interest Expense.  Interest costs incurred, including amortization of debt issue costs, were $27.1 million during the third quarter of 2018 compared to $26.3 million during the third quarter of 2017.  The increase was primarily due to an increase in the variable rate at which our term loan accrues interest.

Distributions from NCM.  We recorded distributions from NCM of $2.4 million during the third quarter of 2018 compared to $2.1 million recorded during the third quarter of 2017, which were in excess of the carrying value of our Tranche 1 investment. See Note 7 to our condensed consolidated financial statements.

Interest expense – NCM.  We recorded non-cash interest expense of $5.0 million for the third quarter of 2018 related to the significant financing component associated with certain of our agreements with NCM.  See Note 3 to our condensed consolidated financial statements for further discussion.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $14.2 million during the third quarter of 2018 compared to $10.9 million during the third quarter of 2017. See Notes 7 and 8 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes. Income tax expense of $16.2 million was recorded for the third quarter of 2018 compared to $24.6 million recorded for the third quarter of 2017. The effective tax rate was approximately 24.2% for the third quarter of 2018 compared to 39.0% for the third quarter of 2017. The effective tax rate in 2018 benefited from a lower U.S. federal tax rate.  On December 22, 2017, the U.S. government enacted comprehensive tax legislation, the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act made changes to the U.S. tax code, which included (1) reduced U.S. corporate tax rate from 35 percent to 21 percent, (2) generally eliminated U.S. federal income taxes on dividends from foreign subsidiaries, and (3) a one-time transition tax on certain undistributed earnings of foreign subsidiaries.

As of September 30, 2018, the amounts recorded for the Tax Act pertaining to the transition tax impact for 2017 are final, however, the transition tax impact for 2018 remains provisional. The amounts recorded for the re-measurement of net deferred taxes, and our reassessment of valuation allowances remain provisional. These estimates may be impacted by further analysis due to future clarification and guidance regarding earnings and profits computations, state tax conformity to federal tax changes, and potential tax planning options under consideration.

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Nine months ended September 30, 2018 versus September 30, 2017

Revenues. Total revenues increased $181.6 million to $2,423.2 million for the nine months ended September 30, 2018 (“2018 period”) from $2,241.6 million for the nine months ended September 30, 2017 (“2017 period”), representing a 8.1% increase. The table below, presented by reportable operating segment, summarizes our revenue performance and certain key performance indicators for the nine months ended September 30, 2018 and 2017.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency (3)
	2018	2017	% Change	2018	2017	% Change	2018	% Change	2018	2017	% Change
Admissions revenues (1)	$1,091.5	$1,003.5	8.8%	$297.6	$348.0	(14.5)%	$335.7	(3.5)%	$1,389.1	$1,351.5	2.8%
Concession revenues (1)	$661.3	$582.2	13.6%	$169.9	$195.4	(13.1)%	$188.7	(3.4)%	$831.2	$777.6	6.9%
Other revenues (1)(2)	$134.9	$53.8	150.7%	$68.0	$58.7	15.8%	$79.1	34.8%	$202.9	$112.5	80.4%
Total revenues (1)(2)	$1,887.7	$1,639.5	15.1%	$535.5	$602.1	(11.1)%	$603.5	0.2%	$2,423.2	$2,241.6	8.1%
Attendance (1)	138.9	130.1	6.8%	75.8	80.9	(6.3)%			214.7	211.0	1.8%
Average ticket price (1)	$7.86	$7.71	1.9%	$3.93	$4.30	(8.6)%	$4.43	3.0%	$6.47	$6.41	0.9%
Concession revenues per patron (1)	$4.76	$4.48	6.2%	$2.24	$2.42	(7.4)%	$2.49	2.9%	$3.87	$3.69	4.9%

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

•

U.S. Admissions revenues grew $88.0 million primarily due to a 6.8% increase in attendance and a 1.9% increase in average ticket price. The growth in attendance was due to the increased number of blockbuster films in the 2018 period compared to the 2017 period as well as the favorable impact of luxury lounger conversions. Average ticket price growth was primarily due to price increases. Concession revenues grew $79.1 million primarily due to the 6.8% increase in attendance and a 6.2% increase in concession revenues per patron. The increase in concession revenues per patron was primarily due to price increases, incremental sales and continued expansion of concession offerings.  Other revenues increased $81.1 million primarily due to the impact of changes in revenue recognition as discussed in Note 3 to our condensed consolidated financial statements.

•

International. Admissions revenues decreased $50.4 million as reported primarily due to a 6.3% decrease in attendance and an 8.6% decrease in average ticket price.  Admissions revenues decreased $12.3 million in constant currency. Concession revenues decreased $25.5 million as reported primarily due to the 6.3% decrease in attendance and a 7.4% decrease in concession revenues per patron.  Concession revenues decreased $6.7 million in constant currency.  The decrease in attendance was driven by weaker consumer appeal of the film slate during the 2018 period compared to the 2017 period.  Average ticket price and concession revenues per patron decreased, as reported, primarily due to the impact of changes in foreign currency exchange rates in certain countries in which we operate.  Other revenues increased $9.3 million primarily due to incremental screen advertising revenues as well as the impact of changes in revenue recognition as discussed in Note 3 to our condensed consolidated financial statements.

Cost of Operations. The table below summarizes our theatre operating costs (in millions) by reportable operating segment for the nine months ended September 30, 2018 and 2017.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2018	2017	2018	2017	Constant Currency (1) 2018	2018	2017
Film rentals and advertising	$616.7	$558.3	$141.5	$167.3	$160.0	$758.2	$725.6
Concession supplies	$98.1	$82.1	$36.5	$42.0	$40.5	$134.6	$124.1
Salaries and wages	$224.3	$194.5	$61.7	$66.8	$70.7	$286.0	$261.3
Facility lease expense	$183.1	$181.1	$60.8	$67.5	$66.9	$243.9	$248.6
Utilities and other	$245.7	$185.1	$92.2	$86.7	$104.9	$337.9	$271.8

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

•

U.S. Film rentals and advertising costs were $616.7 million, or 56.5% of admissions revenues, for the 2018 period compared to $558.3 million, or 55.6% of admissions revenues, for the 2017 period. The increase in the film rentals and advertising rate was primarily due to the relative contribution of blockbuster films to overall box office during the 2018 period. The 2018 period included such blockbuster releases as Black Panther, Avengers: Infinity War, Incredibles 2, Jurassic World: Fallen Kingdom and Deadpool 2, which grossed in excess of $700 million, $650 million, $600 million, $400 million and $300 million, respectively, for the period.  Concession supplies expense was $98.1 million, or 14.8% of concession revenues, for the 2018 period compared to $82.1 million, or 14.1% of concession revenues, for the 2017 period. The increase in the concessions supplies rate was primarily due to expanded concession offerings.

Salaries and wages increased to $224.3 million for the 2018 period from $194.5 million for the 2017 period primarily due to increased staffing levels to support the increased attendance and expanded concession offerings, staffing at new and recently remodeled theatres, as well as increases in minimum and other wage rates. Facility lease expense increased to $183.1 million for the 2018 period from $181.1 million for the 2017 period primarily due to higher percentage rent due to the increase in revenues. Utilities and other costs increased to $245.7 million for the 2018 period from $185.1 million for the 2017 period primarily due to the presentation of transactional fees on a gross basis versus net basis (see Note 3 to our condensed consolidated financial statements for further discussion).

•

International. Film rentals and advertising costs were $141.5 million ($160.0 million in constant currency), or 47.5% of admissions revenues, for the 2018 period compared to $167.3 million, or 48.1% of admissions revenues, for the 2017 period. Concession supplies expense was $36.5 million ($40.5 million in constant currency), or 21.5% of concession revenues, for the 2018 period compared to $42.0 million, or 21.5% of concession revenues, for the 2017 period.

Salaries and wages decreased to $61.7 million (increased to $70.7 million in constant currency) for the 2018 period compared to $66.8 million for the 2017 period.  The as reported decrease was due to the impact of changes in foreign currency exchange rates in certain countries in which we operate, partially offset by increased local currency wages that were primarily driven by inflation, new theatres and limited flexibility in scheduling staff caused by shifting government regulations.  Facility lease expense decreased to $60.8 million ($66.9 million in constant currency) for the 2018 period compared to $67.5 million for the 2017 period.  The as reported decrease was due to the impact of changes in foreign currency exchange rates in certain countries in which we operate and lower percentage rent due to the decline in revenues, partially offset by an increase in base rent due to new theatres.  Utilities and other costs increased to $92.2 million ($104.9 million in constant currency) for the 2018 period compared to $86.7 million for the 2017 period.  The as reported increase was primarily due to the presentation of transactional fees on a gross basis versus net basis (see Note 3 to our condensed consolidated financial statements for further discussion).

General and Administrative Expenses. General and administrative expenses increased to $123.7 million for the 2018 period from $113.0 million for the 2017 period. The increase was primarily due to higher salaries, insurance costs, benefits costs and professional fees.

Depreciation and Amortization. Depreciation and amortization expense increased to $193.6 million during the 2018 period compared to $174.5 million during the 2017 period. The increase was primarily due to theatre remodels and new theatres.

Impairment of Long-Lived Assets.  We recorded asset impairment charges on assets held and used of $5.0 million during the 2018 period compared to $9.6 million during the 2017 period. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. Impairment charges for the 2018 period impacted 8 of our twenty-seven reporting units. See Note 11 to our condensed consolidated financial statements.

Loss on Disposal of Assets and Other. We recorded a loss on disposal of assets and other of $28.7 million during the 2018 period compared to $9.5 million during the 2017 period. Activity for the 2018 period was primarily due to the retirement of assets related to theatre remodels and the accrual of a reserve for outstanding litigation (see Note 17 to the condensed consolidated financial statements).  Activity for the 2017 period was primarily due to the retirement of assets related to theatre remodels, partially offset by gains related to the sale of excess land parcels and a gain on a landlord buyout of a theatre lease.

Interest Expense.  Interest costs incurred, including amortization of debt issue costs, were $82.7 million during the 2018 period compared to $79.2 million during the 2017 period.  The increase was primarily due to an increase in the variable rate at which our term loan accrues interest.

Loss on Debt Amendments and Refinancing.  We recorded a loss on debt amendments and refinancing of $1.5 million for the 2018 period compared to $0.2 million for the 2017 period related to amendments to our senior secured credit facility.  See Note 5 to our condensed consolidated financial statements for further discussion.

Distributions from NCM.  We recorded distributions from NCM of $12.2 million during the 2018 period compared to $11.7 million recorded during the 2017 period, which were in excess of the carrying value of our Tranche 1 investment. See Note 7 to our condensed consolidated financial statements.

Interest expense – NCM.  We recorded non-cash interest expense of $14.9 million for the 2018 period related to the significant financing component associated with certain of our agreements with NCM.  See Note 3 to our condensed consolidated financial statements for further discussion.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $29.2 million during the 2018 period compared to $26.8 million during the 2017 period. See Notes 7 and 8 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes. Income tax expense of $59.6 million was recorded for the 2018 period compared to $98.5 million recorded for the 2017 period. The effective tax rate was approximately 23.4% for the 2018 period compared to 36.6% for the 2017 period. The effective tax rate in 2018 benefited from a lower U.S. federal tax rate.  On December 22, 2017, the U.S. government enacted comprehensive tax legislation, the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act made changes to the U.S. tax code, which included (1) reduced U.S. corporate tax rate from 35 percent to 21 percent, (2) generally eliminated U.S. federal income taxes on dividends from foreign subsidiaries, and (3) a one-time transition tax on certain undistributed earnings of foreign subsidiaries.  Additionally, the Company recorded a benefit to tax expense of $7.1 million for the 2018 period related to the settlement of audits in the non-U.S. tax jurisdiction of Chile.

As of September 30, 2018, the amounts recorded for the Tax Act pertaining to the transition tax impact for 2017 are final, however, the transition tax impact for 2018 remains provisional. The amounts recorded for the re-measurement of net deferred taxes, and our reassessment of valuation allowances remain provisional. These estimates may be impacted by further analysis due to future clarification and guidance regarding earnings and profits computations, state tax conformity to federal tax changes, and potential tax planning options under consideration.

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, nearly all of our theatres provide the patron a choice of using a credit card, debit card or advanced-sale type certificates such as a gift card, in place of cash. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities was $350.1 million for the nine months ended September 30, 2018 compared to $311.7 million for the nine months ended September 30, 2017. The increase in cash provided by operating activities was primarily due to the increase in net income.

Investing Activities

Our investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $352.5 million for the nine months ended September 30, 2018 compared to $290.1 million for the nine months ended September 30, 2017.  The increase was primarily due to the $78.4 million acquisition of NCM common units (see Note 7 to our condensed consolidated financial statements for further discussion).

Capital expenditures for the nine months ended September 30, 2018 and 2017 were as follows (in millions):

Period	New Theatres	Existing Theatres (1)	Total
Nine Months Ended September 30, 2018	$52.5	$193.5	$246.0
Nine Months Ended September 30, 2017	$42.5	$220.2	$262.7

(1)	The amounts for the nine months ended September 30, 2018 and 2017 include $5.9 million and $5.7 million, respectively, related to the remodel of our corporate headquarters building in Plano, TX.

Capital expenditures for existing properties in the table above includes the costs of remodeling certain of our existing theatres to include Luxury Loungers and expanded concession offerings.  During the nine months ended September 30, 2018 and 2017, we had an average of 79 and 151 of our domestic screens, respectively, temporarily closed for such remodels.

Our U.S. theatre circuit consisted of 340 theatres with 4,579 screens at September 30, 2018. During the nine months ended September 30, 2018, we built two new theatres and 25 screens and closed one theatre with seven screens. At September 30, 2018, we had signed commitments to open two screens in domestic markets during the remainder of 2018 and open 12 new theatres with 124 screens subsequent to 2018. We estimate the remaining capital expenditures for the development of these 126 domestic screens will be approximately $95 million.

Our international theatre circuit consisted of 201 theatres with 1,435 screens at September 30, 2018.  During the nine months ended September 30, 2018, we built four theatres and 20 screens, acquired three theatres and 19 screens and closed 2 screens. At September 30, 2018, we had signed commitments to open five new theatres and 33 screens in international markets during the remainder of 2018 and open eight new theatres and 67 screens subsequent to 2018. We estimate the remaining capital expenditures for the development of these 100 international screens will be approximately $50 million.

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

Financing Activities

Cash used for financing activities was $144.5 million for the nine months ended September 30, 2018 compared to $114.4 million for the nine months ended September 30, 2017.  The increase was primarily due to the increase in the quarterly cash dividend from $0.29 to $0.32 per share of common stock and the payment of debt issuance costs associated with the amendment of our senior secured credit facility (see Note 5 to our condensed consolidated financial statements).

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

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of September 30, 2018 (in millions):

Cinemark USA, Inc. term loan	$654.6
Cinemark USA, Inc. 5.125% senior notes due 2022	400.0
Cinemark USA, Inc. 4.875% senior notes due 2023	755.0
Other	2.8
Total long-term debt	$1,812.4
Less current portion	8.0
Subtotal long-term debt, less current portion	$1,804.4
Less: Debt discounts and debt issuance costs, net of accumulated amortization	29.9
Long-term debt, less current portion, net of debt issuance costs	$1,774.5

As of September 30, 2018, Cinemark USA, Inc. had $100.0 million in available borrowing capacity on its revolving credit line.

Contractual Obligations

In March 2018, Cinemark USA, Inc. amended its senior secured credit facility, which extended the maturity of the term loan to March 2025. Included below is an updated summary of long-term debt obligations and related estimated scheduled interest payment obligations as of September 30, 2018, reflecting the amended agreement.

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt (1)	$1,812.4	$8.0	$14.6	$1,168.2	$621.6
Scheduled interest payments on long-term debt(2)	$422.8	$83.5	$165.9	$136.4	$37.0

(1)	Amounts are presented before adjusting for debt issuance costs.
(2)

Amounts include scheduled interest payments on fixed rate and variable rate debt agreements.  Estimates for the variable rate interest payments were based on interest rates in effect on September 30, 2018. The average interest rates in effect on our fixed rate and variable rate debt are 5.0% and 4.0%, respectively, as of September 30, 2018.

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

On March 29, 2018, Cinemark USA, Inc., amended the Credit Agreement to extend the maturity of the term loan to March 29, 2025, reduce the rate at which the term loan bears interest by 0.25% and to reduce the amount of real property required to be mortgaged to secure the loans. Under the amended Credit Agreement, quarterly principal payments of $1.6 million are due on the term loan through December 31, 2024, with a final principal payment of $613.4 million due on March 29, 2025.

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

The dividend restriction contained in the Credit Agreement prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Credit Agreement; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Credit Agreement, and (c) certain other defined amounts. As of September 30, 2018, Cinemark USA, Inc. could have distributed up to approximately $2,830.3 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the Credit Agreement, subject to its available cash and other borrowing restrictions outlined in the agreement.

At September 30, 2018, there was $654.6 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had $100.0 million in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the Credit Agreement at September 30, 2018 was approximately 4.0% per annum.

Cinemark USA, Inc. 5.125% Senior Notes

On December 18, 2012, Cinemark USA, Inc. issued $400.0 million aggregate principal amount of 5.125% Senior Notes due 2022, at par value (the “5.125% Senior Notes”). Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year. The 5.125% Senior Notes mature on December 15, 2022.

The indenture to the 5.125% Senior Notes contains covenants including limitations on the amount of dividends that could be paid by Cinemark USA, Inc. As of September 30, 2018, Cinemark USA, Inc. could have distributed up to approximately $2,357.7 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of September 30, 2018 was approximately 6.4 to 1.

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

The indenture to the 4.875% Senior Notes contains covenants that include limitations on the amount of dividends that Cinemark USA, Inc. can pay. As of September 30, 2018, Cinemark USA, Inc. could have distributed up to approximately $2,352.3 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of September 30, 2018 was approximately 6.3 to 1.

Covenant Compliance

As of September 30, 2018, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices.

Interest Rate Risk

We are currently party to a variable rate debt facility.  An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt. At September 30, 2018, we had an aggregate of approximately $654.6 million of variable rate debt outstanding.  Based on the interest rates in effect on the variable rate debt outstanding at September 30, 2018, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $6.5 million.

The table below provides information about our fixed rate and variable rate long-term debt agreements as of September 30, 2018:

	Expected Maturity for the Twelve-Month Periods Ending September 30,								Average
	(in millions)								Interest
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value	Rate
Fixed rate	$1.4	$1.4	$—	$—	$1,155.0	$—	$1,157.8	$1,147.5	5.0%
Variable rate	6.6	6.6	6.6	6.6	6.6	621.6	654.6	657.0	4.0%
Total debt	$8.0	$8.0	$6.6	$6.6	$1,161.6	$621.6	$1,812.4	$1,804.5

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

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2018, we carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

* 101

Financial Statements from the quarterly report on Form 10-Q of Cinemark Holdings, Inc. for the quarter ended September 30, 2018, filed November 2, 2018, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK HOLDINGS, INC.
Registrant

DATE:	November 2, 2018

/s/Mark Zoradi
Mark Zoradi
Chief Executive Officer

/s/Sean Gamble
Sean Gamble
Chief Financial Officer