Form 10-K
period 2018-12-31
Cinemark Holdings, Inc.
filed 2019-02-28
CIK 1385280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity owned by non-affiliates of the registrant on June 30, 2018, computed by reference to the closing price for the registrant’s common stock on the New York Stock Exchange on such date was approximately $3.73 billion (106,350,432 shares at a closing price per share of $35.08).

As of February 22, 2019, 117,050,337 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2019 annual meeting of stockholders, to be filed within 120 days of December 31, 2018, are incorporated by reference into Part III, Items 10-14, of this annual report on Form 10-K.

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

Certain Definitions

Unless the context otherwise requires, all references to “we,” “our,” “us,” the “issuer” or “Cinemark” relate to Cinemark Holdings, Inc. and its consolidated subsidiaries. All references to Latin America are to Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. Unless otherwise specified, all operating and other statistical data are as of and for the year ended December 31, 2018.

PART I

Item 1. Business

Our Company

Cinemark Holdings, Inc. and subsidiaries, or the Company, us or our, is a leader in the motion picture exhibition industry, with theatres in the United States, or U.S., Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay.

As of December 31, 2018, we managed our business under two reportable operating segments: U.S. markets and international markets. See Note 19 to the consolidated financial statements.

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

Description of Business

We are a leader and one of the most geographically diverse operators in the motion picture exhibition industry. As of December 31, 2018, we operated 546 theatres and 6,048 screens in the U.S. and Latin America and more than 282 million guests attended our theatres worldwide during the year ended December 31, 2018. Our U.S. circuit had 341 theatres and 4,586 screens in 41 states and our international circuit had 205 theatres and 1,462 screens in 15 countries.  Our significant and diverse presence in the U.S. and Latin America has made us an important distribution channel for movie studios. We believe our portfolio of modern, high-quality theatres with multiple platforms provides a preferred destination for moviegoers and contributes to our consistent financial performance.

Revenues, operating income and net income attributable to Cinemark Holdings, Inc. for the year ended December 31, 2018, were $3,221.8 million, $388.3 million and $213.8 million, respectively. At December 31, 2018 we had cash and cash equivalents of $426.2 million and total long-term debt of $1,809.3 million. Approximately $202.9 million, or 11%, of our long-term debt accrues interest at variable rates and $8.0 million of our long-term debt matures in 2019.

Motion Picture Exhibition Industry Overview

Domestic Markets

The U.S. motion picture exhibition industry reported box office revenues of approximately $11.1 billion for 2017.  Preliminary estimates for 2018 indicate that box office revenues reached an all-time high of $11.9 billion, an approximate 7% increase over 2017. The following table represents the results of a survey by MPAA published during March 2018, outlining the historical trends in U.S. box office performance for the ten year period from 2008 to 2017 (industry data for 2018 has not yet been released):

	U.S. Box
	Office Revenues	Attendance	Average Ticket
Year	($ in billions)	(in billions)	Price
2008	$9.6	1.34	$7.18
2009	$10.6	1.42	$7.50
2010	$10.6	1.34	$7.89
2011	$10.2	1.28	$7.93
2012	$10.8	1.36	$7.96
2013	$10.9	1.34	$8.13
2014	$10.4	1.27	$8.17
2015	$11.1	1.32	$8.43
2016	$11.4	1.32	$8.65
2017	$11.1	1.24	$8.97

Over the past ten years, industry statistics have shown slight increases and decreases in attendance from one year to another, however domestic box office revenues have remained relatively stable during this period.  The industry has not experienced highly volatile results, even during recessionary periods, demonstrating the stability of the industry, its continued ability to attract consumers and the fact that box office performance is primarily dependent on the quality and quantity of film product rather than economic cycles.  Average ticket prices can also be driven by the mix of film product and availability of films in premium formats.

Films leading the box office during the year ended December 31, 2018 included Black Panther, Avengers: Infinity War, Incredibles 2, Jurassic World: Fallen Kingdom, Aquaman, Deadpool 2, Dr. Seuss’ The Grinch, Mission Impossible – Fallout, Ant-Man and the Wasp, Solo: A Star Wars Story, Venom, A Quiet Place, Crazy Rich Asians, Halloween, Bumblebee, Ralph Breaks the Internet, Fantastic Beasts: The Crimes of Grindelwald, Mary Poppins Returns, A Star is Born, Bohemian Rhapsody and other films, as well as the carryover of The Greatest Showman, Jumanji: Welcome to the Jungle and Star Wars: The Last Jedi.

Films scheduled for release during 2019 include Avengers: Endgame, Star Wars: Episode IX, The Lion King, Frozen 2, Toy Story 4, Aladdin, Captain Marvel, It 2, Spider-Man: Far From Home, The Secret Life of Pets 2, Joker, Dumbo, and Godzilla 2 among other films.

International Markets

According to MPAA, international box office revenues increased approximately 7% to $29.5 billion for the year ended December 31, 2017, from $27.4 billion for the year ended December 31, 2016.  More specifically, Latin American box office revenues were $3.4 billion for the year ended December 31, 2017, compared to $2.8 billion for the year ended December 31, 2016, an increase of approximately 22%.  (Industry data for 2018 has not yet been released.)

While certain Latin American countries have experienced recent political and economic challenges, performance is also impacted by social behaviors, growing populations, continued retail development in select markets, and quality product from Hollywood, including 3-D and alternative content offerings. In many Latin American countries, including Brazil, Argentina, Colombia, Peru and Chile, successful local film product can also provide incremental box office growth opportunities.

We believe many international markets will expand as new theatre technologies are introduced to more locations, as film and other content offerings continue to broaden, as ancillary revenue opportunities grow and as local economies strengthen. We also believe most of these markets are underscreened in comparison to the U.S. and European markets.

Drivers of Continued Industry Success

We believe the following market trends will continue to drive the strength of our industry:

Importance of Theatrical Success in Establishing Movie Brands. Theatrical exhibition has long been the primary distribution channel for new major motion picture releases. A successful theatrical release “brands” a film and is one of the major contributors to a film’s success in “downstream” markets, such as digital downloads, video on-demand, pay-per-view television, DVDs, SVOD, and network and syndicated television, as well as branded retail merchandise.

Convenient and Affordable Form of Out-Of-Home Entertainment.  Movie going continues to be one of the most convenient and affordable forms of out-of-home entertainment, with an estimated average ticket price in the U.S. of $8.97 in 2017. Average prices in 2017 for other forms of out-of-home entertainment in the U.S., including sporting events and theme parks, ranged from approximately $31.67 to $94.98 per ticket according to MPAA. (As of the date of this report, 2018 industry data was not yet available.)

Expansion of Concepts and Product Offerings that Enhance the Movie-Going Experience.  The motion picture exhibition industry continues to develop new movie theatre platforms and concepts to respond to varying and changing consumer preferences and to continue to differentiate the movie-going experience from watching a movie at home. In addition to changing the overall style of, and amenities offered in, some theatres, concession product offerings have continued to expand to more than just traditional popcorn and candy items. Many locations now offer hot foods, alcohol offerings and/or healthier snack options for guests.  Motion seats are offered in some locations, further enhancing the movie viewing experience. Virtual reality has also been developed for in-theatre enjoyment. New and enhanced programming alternatives expand the industry’s entertainment offerings to attract a broader customer base.

Contribution of International Markets to Box Office Performance. International markets continue to be an increasingly important component of the overall box office revenues generated by Hollywood films, accounting for $29.5 billion, or approximately 73%, of 2017 total worldwide box office revenues according to MPAA. (As of the date of this report, 2018 industry data was not yet available.) With the meaningful contribution of the international motion picture exhibition industry, we believe the relative contribution of markets outside North America will continue to be impactful. Many of the top U.S. films released during 2018 also performed exceptionally well in international markets.  Avengers: Infinity War grossed $1,370.0 million in international markets, or 67% of its worldwide box office.   Jurassic World: Fallen Kingdom generated $887.1 million in international markets, or 68% of its worldwide box office. Aquaman generated $774.2 million in international markets, or 71% of its worldwide box office.

Our Strategy

Key components of our strategy include:

Focus on Providing an Extraordinary Guest Experience to Maximize Attendance. We differentiate our theatres by focusing on providing an extraordinary guest experience through a variety of initiatives, as discussed below. We believe our focus on the guest experience is a catalyst for attendance growth and is a primary factor in our consistent industry-leading results.

•

We have a market-adaptive approach with our theatre amenities, including Luxury Lounger recliner seats, enhanced food and beverage offerings, and our exhibitor-branded premium large format, XD, IMAX, motion seats, and a new virtual reality offering in one of our domestic theatres.  Our innovative and advanced technology selections allow us to consistently deliver the highest quality presentation to fully immerse our guests in the on-screen action.

•

We have taken a retail approach to our food and beverage offerings, which include the traditional concession items such as popcorn, soft drinks and candy as well as enhanced menu items, alcohol and various cultural foods.  We also have merchandise stands in most theatres, bringing apparel, toys and other unique movie-themed products to our guests.

•

Through our various marketing initiatives, including enhanced and tailored customer interactions, continued investment in our website and app experiences and development of our loyalty and membership programs, we are dedicated to further understanding our guests and enriching their movie-going experience.  We are also committed to providing a great employee experience through ongoing training, incentive programs and offering a supportive environment, as our engaged employees are empowered to provide first-rate customer service to our guests.

Sustained Investment in Core Circuit Combined with Targeted Growth. We continually utilize our cash flows from operations to invest in our circuit to ensure the highest quality experience for our guests.  Our commitment to investing in our theatre assets is demonstrated by our level of capital expenditures for the years ended December 31, 2017 and 2018, at approximately $380.9 million and $346.1 million, respectively. We selectively build or acquire new theatres in markets where we can establish and maintain a strong market position. During the year ended December 31, 2018, we built eleven new theatres with 81 screens and acquired three theatres with 19 screens.

Competitive Strengths

We believe the following strengths allow us to compete effectively:

Disciplined Operating Philosophy. We generated operating income and net income attributable to Cinemark Holdings, Inc. of $388.3 million and $213.8 million, respectively, for the year ended December 31, 2018. Our solid operating performance is a result of our disciplined and consistent operating philosophy that centers on building new, and reinvesting in our existing, high-quality theatres, focusing on the guest experience, maintaining favorable theatre-level economics, controlling operating costs and effectively reacting to economic and market changes.

We continue to grow organically as well as through the acquisition of high-quality theatres in select markets.  Our growth strategy has centered around meeting our stringent return on investment thresholds while also complementing our existing theatre circuit.  We continue to generate consistent cash flows from operating activities, which demonstrates the success of our growth strategy. We believe the combination of our strong balance sheet and our continued commitment to earn a strong return on our capital investments, will continue to provide us with the financial flexibility to pursue further expansion opportunities and maintain our existing locations at a high standard, while also allowing us to effectively service our debt obligations and continue to offer our stockholders a strong dividend yield.

Leading Position in Our U.S. Markets. We have a leading market share in most of the U.S. markets we serve, which includes a presence in 41 states. For the year ended December 31, 2018, we ranked either first or second, based on box office revenues, in 20 out of our top 25 U.S. markets, including the San Francisco Bay Area, Dallas, Houston, Salt Lake City, Sacramento, Cleveland, Austin and Las Vegas.

Located in Top Latin American Markets. We have successfully established a significant presence in major cities in Latin America, with theatres in fourteen of the twenty largest metropolitan areas in South America. As of December 31, 2018, we operated 205 theatres and 1,462 screens in 15 countries. Our international screens generated revenues of $682.8 million, or 21.2% of our total revenues, for the year ended December 31, 2018. We are the largest exhibitor in Brazil and Argentina and have significant market presence in Colombia, Peru and Chile. Our geographic diversity makes us an important global distribution channel for the movie studios.

State-of-the-Art Theatre Circuit. We offer a state-of-the-art movie-going experience, which we believe makes our theatres a preferred destination for moviegoers in our markets. During 2018, we built 81 new screens worldwide. As of December 31, 2018, we had commitments to open 212 additional new screens over the next three years.

We have incorporated Luxury Lounger recliner seats in all of our recent domestic new builds and have also repositioned many of our existing domestic theatres to offer this premium seating feature. We currently feature Luxury Loungers in 2,565 domestic auditoriums, representing 55.9% of our domestic circuit. We plan to continue to add additional Luxury Loungers in certain of our domestic locations during 2019.

Our XD screens represent the largest exhibitor-sponsored premium large format footprint in the industry. Our XD auditoriums offer a premium experience utilizing the latest in digital projection and enhanced custom sound, including a Barco Auro 11.1 or Dolby Atmos sound system in select locations. The XD experience includes wall-to-wall screens, wrap-around sound, plush seating and a maximum comfort entertainment environment for an immersive experience. The exceptional XD technology does not require special format movie prints, which allows us the flexibility to showcase any available digital print we choose, including 3-D content, in our XD auditoriums. We also prefer the economies of our exhibitor-sponsored format since there is no additional revenue share component outside of routine film rental. As of December 31, 2018, we had 256 XD auditoriums in our worldwide circuit.   We expect to further expand our XD footprint during 2019.

We offer enhanced food and beverages such as fresh wraps, hot sandwiches, burgers, and gourmet pizzas, and a selection of beers, wines, and frozen cocktails, all of which can be enjoyed in the comfort of the auditoriums, at approximately 58% of our worldwide theatres. We also offer market-adaptive concepts with full bars or dine-in areas in certain of our theatres, and continue to expand to additional locations.

We currently have auditoriums that offer seats with immersive cinematic motion, which we refer to as motion seats, throughout our worldwide circuit. These motion seats are programmed in harmony with the audio and video content of the film and further immerse guests in the on-screen action. We offer motion seats in 229 auditoriums throughout our worldwide circuit. We plan to add motion seats to additional locations during 2019.

During 2018, we collaborated on an in-theatre immersive virtual reality technology in one of our domestic theatres that takes guests on a real-life, full-body journey where they engage with characters and their environment through sight, sound, touch, smell and motion. We plan to install this technology in at least one additional domestic theatre during 2019 and we are continuing to evaluate other locations at which we can offer our guests this unique entertainment option.

Experienced Management. Led by Chairman and founder Lee Roy Mitchell, Chief Executive Officer Mark Zoradi, Chief Operating Officer and Chief Financial Officer Sean Gamble, and President-International Valmir Fernandes, our operational management team has many years of industry experience.  Each of our international offices is led by general managers that are local citizens familiar with cultural, political and economic factors impacting each country. Our worldwide management team has successfully navigated us through many industry and economic cycles over the years.

Theatre Operations

As of December 31, 2018, we operated 546 theatres and 6,048 screens in 41 U.S. states and 15 Latin American countries. The following tables summarize the geographic locations of our theatre circuit as of December 31, 2018.

United States Theatres

	Total	Total
State	Theatres	Screens
Texas	86	1,136
California	67	855
Ohio	29	365
Utah	15	190
Nevada	9	140
Colorado	9	136
Illinois	9	126
Pennsylvania	9	125
Florida	6	110
Kentucky	8	109
Arizona	7	104
Oregon	6	90
North Carolina	7	83
Louisiana	6	83
Virginia	6	82
Oklahoma	5	65
Iowa	4	62
Washington	5	61
Connecticut	4	58
New Mexico	4	54
Michigan	3	46
Massachusetts	3	46
Arkansas	3	44
Mississippi	3	41
Maryland	2	39
Indiana	3	34
South Carolina	3	34
New Jersey	2	28
Georgia	2	27
South Dakota	2	26
Montana	2	25
Delaware	2	22
West Virginia	2	22
Kansas	1	20
New York	1	17
Alaska	1	16
Missouri	1	15
Alabama	1	14
Tennessee	1	14
Wisconsin	1	14
Minnesota	1	8
Total	341	4,586

International Theatres

Country	Total Theatres	Total Screens
Brazil	84	623
Colombia	36	202
Argentina	22	190
Central America(1)	20	141
Chile	19	133
Peru	13	93
Ecuador	8	51
Bolivia	1	13
Paraguay	1	10
Curacao	1	6
Total	205	1,462

(1)	Includes Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala.

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

Content

We offer a variety of content at our theatres.  We monitor upcoming films and other content and work diligently with film distributors to license the content that we believe will be most successful in our theatres. We play mainstream films from many different genres, such as animated films, family films, dramas, comedies, horror and action films. We offer content in both 2-D and 3-D formats in all of our theatres, and in many locations, we offer our exhibitor-branded premium large format, XD. We also offer a format that features motion seats and added sensory features in addition to the ultra-realistic images of 3-D technology in select locations.

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

Our joint venture, AC JV, LLC, with Regal Entertainment Group, or Regal, and AMC Entertainment, Inc., or AMC, provides marketing and distribution of live and pre-recorded entertainment programming to movie theatres to augment theatres’ feature film schedules, which includes the Metropolitan Opera, sports programs, concert events, e-sports gaming events and other special presentations, that may be live or pre-recorded. We, along with AC JV, LLC, continue to identify new ways to utilize our theatre platform to provide entertainment to consumers.

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

In both our domestic and international locations, we pay film rental fees based on a film’s box office receipts at our theatres. Film rental rates are negotiated based on either a sliding scale formula under which the rate is based on a standard rate matrix that is established prior to a film’s run; a firm terms formula, as determined prior to a film’s run, under which we pay a negotiated rate; or a rate that is negotiated after a film’s run.

Food and Beverage

Concession sales are our second largest revenue source, consistently representing approximately 35% of total revenues. We have devoted considerable management effort to expanding concession sales by enhancing our offerings and adapting to our customers’ changing preferences, as discussed below.

Concession Product Mix. Common concession products offered at all of our theatres may include various sizes and types of popcorn, soft drinks, coffees, non-carbonated drinks, candy and quickly-prepared or pre-prepared food, such as hot dogs, pizza, pretzel bites, nachos and ice cream. The food and beverage offerings vary based on consumer preferences in a particular market. We have introduced some healthier snack and beverage options for our guests, which are available at some locations, added alcohol offerings in a growing number of theatres, and also offer diverse ethnic foods based on market demographics.

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

Pricing. New products and promotions are introduced on a regular basis to increase concession purchase incidence by existing buyers as well as to attract new buyers. We offer specially-priced product combinations at our theatres. We routinely offer discounts to our guests on certain products by offering weekly coupons as well as reusable popcorn tubs and soft drink cups that can be refilled at a discounted price. In certain international countries and in all of our domestic theatres, we offer a loyalty program that periodically offers food and beverage discounts. Our new Cinemark Movie Club membership program also allows our domestic guests to sign-up for exclusive concessions discounts.

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

Pre-Feature Screen Advertising

In our domestic markets, our theatres are part of the in-theatre digital network operated by National CineMedia, LLC, or NCM. NCM provides advertising to our theatres through its branded “Noovie” pre-show entertainment program and also handles lobby promotions and displays for our theatres. We believe that the reach, scope and digital delivery capability of NCM’s network provides an effective platform for national, regional and local advertisers to reach our audience. We receive a monthly theatre access fee for participation in the NCM network and also earn screen advertising revenue on a per patron basis. As of December 31, 2018, we had an approximate 25% ownership interest in NCM. See Note 6 to the consolidated financial statements for further discussion of our investment in NCM.

In our international markets, our wholly-owned subsidiary Flix Media Publicidade E Entretenimento, Ltda., or Flix Media, handles our screen advertising functions in Brazil. Our Flix Media marketing personnel work with local agencies and advertisers to coordinate screen advertising in our Brazil theatres. We have expanded the Flix Media advertising services to other exhibitors in Brazil through revenue share agreements. In Argentina, we have in-house personnel that work with local advertisers to arrange screen advertising in our Argentina theatres. We also operate advertising subsidiaries that support our theatres in Chile, Central America, Colombia, Paraguay, Bolivia, Ecuador and Curacao. In Chile, our Flix subsidiary also represents Cinepolis, making our subsidiary the local leader in cinema advertising.  In addition to screen advertising in our theatres, we intend to expand Flix Media’s services to include, among other things, alternative content, digital media and other synergistic media opportunities. In a few of our other international markets, we outsource our screen advertising to local companies who have established relationships with local advertisers that provide similar programming benefits. The terms of our international screen advertising contracts vary by country, however, we generally earn a percentage of the screen advertising revenues for access to our screens.

Marketing and Promotions

We generally market our theatres and special events, including new theatre grand openings, remodel openings and VIP events, using email, organic and paid digital advertising, directory film schedules, and radio and television advertising spots. We exhibit previews of coming attractions and current films as part of our on-screen pre-feature program. We offer guests access to movie times, the ability to buy their tickets and reserve their seats in advance and purchase gift cards at our website www.cinemark.com and via our smart phone and tablet applications. Customers can subscribe to our weekly emails to receive information about current and upcoming films at their preferred Cinemark theatre(s), including details about upcoming Cinemark XD movies, advanced ticket sales, screenings, special events, concerts and live broadcasts; as well as contests, promotions, and coupons for concession savings. Email communications and push notifications are utilized to provide customers with the latest information or exclusive offers such as screenings, contests or promotions. We partner with film distributors on a regular basis to promote upcoming films through local, regional and national programs that are exclusive to our theatres. These programs may involve customer contests that include exclusive giveaways, cross-promotions with the media and other third parties and other means to impact patronage for films showing at our theatres.

We interact with guests every day on social media platforms, such as Facebook, on which we recently reached nine million followers, Twitter and Instagram.  Through social media, we provide relevant information, quick access to advanced ticketing information and upcoming movies and events, as well as to respond to guest feedback. Guests can also utilize social media to ask us questions regarding their local Cinemark theatre offerings, movie-related information or to provide suggestions.

We launched a subscription membership program for our domestic circuit in December 2017.  Cinemark Movie Club offers guests a monthly fixed-price 2D ticket, member-pricing for a companion ticket and concession and other transaction discounts.  Cinemark Movie Club is a unique option to reward our loyal guests and allows us to stay informed of our frequent guests’ preferences.

We offer a free domestic loyalty program to our guests, called Connections, which was launched in 2016. Connections allows our guests to earn points for different types of transactions as tracked through our Cinemark smart phone app.  Points can then be redeemed for tickets, concession items and discounts, as well as unique and limited edition experiential rewards that relate to films currently playing at our theatres.

We also have loyalty programs in most of our international markets that either allow customers to pay a nominal fee for an annual membership card that provides them with certain admissions and concession discounts or that allows guests to earn loyalty points for each purchase. Similar to the Connections program, our points-based international programs offer discounts on movie tickets and concessions. Our global loyalty programs put us in direct contact with our guests and provides additional opportunities for us to partner with the studios and our vendors through targeted promotions.

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

We face competition for patrons from a number of alternative film distribution channels, such as digital downloads, video on-demand, pay-per-view television, DVDs, SVOD, network and syndicated television. We also face competition from other forms of entertainment competing for the public’s leisure time and disposable income, such as family entertainment centers, concerts, theme parks and sporting events.

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

Corporate Operations

Our worldwide headquarters, referred to as the Cinemark Service Center, is located in Plano, Texas. Personnel at the Cinemark Service Center provide oversight and support for our domestic and international theatres, including our executive team and department heads in charge of film licensing, food and beverage, theatre operations, theatre construction and maintenance, real estate, human resources, marketing, legal, finance, accounting, tax and information technology. Our U.S. operations are comprised of twenty regions, each of which is headed by a regional vice president. We have nine regional offices in Latin America responsible for the local management of theatres in fifteen countries (Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala and Curacao are managed out of one Central American regional office). Each regional office is headed by a general manager with additional personnel responsible for film licensing, marketing, human resources, information technology, operations and finance. We have divisional chief financial officers in Brazil and Argentina and a regional chief financial officer located in Chile that oversees Chile, Bolivia and Paraguay.

Employees

We have approximately 20,000 employees in the U.S., approximately 21% of whom are full time employees and 79% of whom are part time employees. We have approximately 9,500 employees in our international markets, approximately 78% of whom are full time employees and approximately 22% of whom are part time employees. Due to the seasonal nature of our business as discussed above, our headcount can vary throughout the year, depending on the timing and success of movie releases. Some of our international locations are subject to union regulations. We regard our relations with our employees to be satisfactory.

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

Financial Information About Geographic Areas

We currently have operations in the U.S., Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao, and Paraguay, which are reflected in the consolidated financial statements. See Note 19 to the consolidated financial statements for segment information and financial information by geographic area.

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

We rely on the film distributors to supply the films shown in our theatres. The film distribution business is highly concentrated, with seven major film distributors accounting for approximately 90% of U.S. box office revenues and 48 of the top 50 grossing films during 2018. Numerous antitrust cases and consent decrees resulting from the antitrust cases impact the distribution of films. Film distributors license films to exhibitors on a theatre-by-theatre and film-by-film basis. Consequently, we cannot guarantee a supply of films by entering into long-term arrangements with major distributors. We are therefore required to negotiate licenses for each film and for each theatre. A deterioration in our relationship with any of the seven major film distributors could adversely affect our ability to obtain commercially successful films and to negotiate favorable licensing terms for such films, both of which could adversely affect our business and operating results.

We face intense competition for patrons and films which may adversely affect our business.

The motion picture exhibition industry is highly competitive. We compete against local, regional, national and international exhibitors in many of our markets. We compete for both patrons and licensing of films. In markets where we do not face nearby competitive theatres, there is a risk of new theatres being built. The degree of competition for patrons is dependent upon such factors as location, theatre capacity, presentation quality, film showtime availability, customer service quality, products and amenities offered, and ticket prices. The principal competitive factors with respect to film licensing include the theatre’s location and its demographics, the condition, capacity and grossing potential of each theatre, and licensing terms. We also face competition from new concept theatres such as dine-in theatres and tavern style theatres that open in close proximity to our conventional theatres. If we are unable to attract patrons or to license successful films, our business may be adversely affected.

An increase in the use of alternative film distribution channels or other competing forms of entertainment may reduce movie theatre attendance and limit revenue growth.

We face competition for patrons from a number of alternative film distribution channels, such as digital downloads, video on-demand, pay-per-view television, DVDs, SVOD, network and syndicated television. Some of these distribution channels have seen growth in production in recent years. We also compete with other forms of entertainment, such as family entertainment centers, concerts, theme parks, gaming and sporting events, for our patrons’ leisure time and disposable income. A significant increase in popularity of these alternative film distribution channels, competing forms of entertainment or improvements in technologies available at home could have an adverse effect on our business and results of operations.

Our results of operations may be impacted by shrinking video and digital release windows.

The average video and digital release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is available to consumers at home has been approximately ninety days for the past several years. If patrons choose to wait for an in-home release rather than attend a theatre to view the film, it may adversely impact our business and results of operations, financial condition and cash flows. These release windows, which are determined by the studios, may shrink further or be eliminated altogether, which could have an adverse impact on our business and results of operations.

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

We have 205 theatres with 1,462 screens in fifteen countries in Latin America. Brazil represented approximately 9% of our consolidated 2018 revenues. Governmental regulation of the motion picture industry in foreign markets differs from that in the U.S. Changes in regulations affecting prices and quota systems requiring the exhibition of locally-produced films may adversely affect our international operations. Our international operations are subject to certain political, economic and other uncertainties not encountered by our domestic operations, including risks of severe economic downturns and high inflation. We also face risks of currency fluctuations, hard currency shortages and controls of foreign currency exchange and cash transfers to the U.S., all of which could have an adverse effect on the results of our operations.

We have substantial long-term lease and debt obligations, which may restrict our ability to fund current and future operations and that restrict our ability to enter into certain transactions.

We have, and will continue to have, significant long-term debt service obligations and long-term lease obligations. As of December 31, 2018, we had $1,809.3 million in long-term debt obligations, $259.5 million in capital lease obligations and $1,784.5 million in long-term operating lease obligations. Our substantial lease and debt obligations pose risk by:

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

We are rated by nationally recognized rating agencies. The rating scales and methodologies used to derive individual ratings may vary from agency to agency. Credit ratings are issued by credit rating agencies based on evaluations of our ability to pay back our outstanding debt and the likelihood that we would default on that debt prior to its maturity.  The credit ratings issued by the rating agencies represent the rating agency's evaluation of both qualitative and quantitative information for our company. The credit ratings that are issued are based on the rating agency’s judgment and experience in determining what information should be considered in giving a rating to a particular company. Ratings are always subject to change and there can be no assurance that our current ratings will continue for any given period of time. A downgrade of our debt ratings, depending on the extent, could increase the cost to borrow funds.

A failure to adapt to future technological innovations could impact our ability to compete effectively and could adversely affect our results of operations.

While we continue to invest in technological innovations, such as motion seats and satellite distribution technologies, new technological innovations continue to impact our industry. If we are unable to respond to or invest in changes in technology and the technological preferences of our customers, we may not be able to compete with other exhibitors or other entertainment venues, which could adversely affect our results of operations.

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

Our ability to pay dividends is limited by our status as a holding company and the terms of our senior notes indentures and our senior secured credit facility, which restrict our ability to pay dividends and the ability of certain of our subsidiaries to pay dividends, directly or indirectly, to us. Under our debt instruments, we may pay a cash dividend up to a specified amount, provided we have satisfied certain financial covenants in, and are not in default under, our debt instruments. The declaration of future dividends on our common stock, par value $0.001 per share, or Common Stock, will be at the discretion of our board of directors and will depend upon many factors, including our results of operations, financial condition, earnings, capital requirements, limitations in our debt agreements and legal requirements.

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

Certain provisions of our 4.875% senior notes indenture, our 5.125% senior notes indenture and our senior secured credit facility may have the effect of delaying or preventing future transactions involving a “change of control.” A “change of control” would require us to make an offer to the holders of each of our 4.875% senior notes and our 5.125% senior notes to repurchase all of the outstanding notes at a purchase price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest to the date of purchase. A “change of control” would also be an event of default under our senior secured credit facility.

Future sales of our Common Stock may adversely affect the prevailing market price.

If a large number of shares of our Common Stock is sold in the open market, or if there is a perception that such sales will occur, the trading price of our Common Stock could decrease. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional Common Stock. As of December 31, 2018, we had an aggregate of 170,248,650 shares of our Common Stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We may issue shares of our Common Stock in connection with acquisitions.

As of December 31, 2018, we had 116,830,530 shares of our Common Stock outstanding. Of these shares, approximately 105,931,731 shares were freely tradable. The remaining shares of our Common Stock were “restricted securities” as that term is defined in Rule 144 under the Securities Act. Restricted securities may not be resold in a public distribution except in compliance with the registration requirements of the Securities Act or pursuant to an exemption therefrom, including the exemptions provided by Regulation S and Rule 144 promulgated under the Securities Act.

We cannot predict whether substantial amounts of our Common Stock will be sold in the open market in anticipation of, or following, any divestiture by any of our large stockholders, our directors or executive officers of their shares of Common Stock.

As of December 31, 2018, there were 7,700,363 shares of our Common Stock reserved for issuance under our 2017 Omnibus Incentive Plan.

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

We rely on a variety of direct marketing techniques, including email marketing. Any expansion on existing and/or new laws and regulations regarding marketing, solicitation or data protection could adversely affect the continuing effectiveness of our email and other marketing techniques and could result in changes to our marketing strategy which could adversely impact our attendance levels and revenues.

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

As of December 31, 2018, we owned 39,518,644 common units of NCM, which represented an ownership interest in NCM of approximately 25%. We receive a monthly theatre access fee under our Exhibitor Services Agreement with NCM and we are entitled to receive mandatory quarterly distributions of excess cash from NCM.  During the years ended December 31, 2016, 2017 and 2018, the Company received approximately $11.0 million, $11.3 million and $12.1 million in other revenues from NCM, respectively, $14.2 million, $17.4 million and $22.2 million in cash distributions recorded as a reduction of our investment in NCM, respectively, and $14.7 million $16.4 million, $15.4 million in cash distributions in excess of our investment in NCM, respectively. Cinema advertising is a small component of the U.S. advertising market and therefore, NCM competes with larger, more established and well known media platforms such as broadcast radio and television, cable and satellite television, outdoor advertising and Internet portals. In-theatre advertising may not continue to attract advertisers or NCM’s in-theatre advertising format may not continue to be received favorably by theatre patrons. If NCM is unable to continue to generate consistent advertising revenues, its results of operations may be adversely affected and our investment in and distributions and revenues from NCM may be adversely impacted.

Each of our common units in NCM is convertible into one share of NCM, Inc. common stock.  As of December 31, 2018, the estimated fair value of our investment in NCM was approximately $256.1 million based on NCM, Inc.’s stock price as of December 31, 2018 of $6.48 per share, which was less than our carrying value of $275.6 million.  We do not believe that the decline in NCM, Inc.’s stock price is other than temporary and therefore, we did not record an impairment of our investment in NCM during the year ended December 31, 2018.  The market value of NCM, Inc.’s stock price may continue to vary due to the performance of the business, industry trends, general and economic conditions and other factors.  If NCM, Inc.’s stock price continues to decline or stays at a level below our carrying value for an extended period of time, we may record an impairment in our investment.

We are subject to impairment losses due to potential declines in the fair value of our assets.

We have a significant amount of long-lived assets. We evaluate long-lived assets for impairment at the theatre level.  Therefore, if a theatre is directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or condition of the areas surrounding the theatre, we may record impairment charges to reflect the decline in estimated fair value of that theatre.

We also have a significant amount of goodwill and tradename intangible assets. Declines in our stock price or market capitalization, declines in our attendance due to increased competition in certain regions and/or countries or economic factors that lead to a decline in attendance in any given region or country could result in impairments of goodwill and our intangible assets.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

United States

As of December 31, 2018, in the U.S., we operated 300 theatres with 3,978 screens pursuant to leases and own the land and building for 41 theatres with 608 screens. Our leases are generally entered into on a long-term basis with terms, including optional renewal periods, generally ranging from 20 to 45 years. As of December 31, 2018, approximately 8% of our theatre leases in the U.S., covering 25 theatres with 197 screens, have remaining terms, including optional renewal periods, of less than six years. Approximately 8% of our theatre leases in the U.S., covering 25 theatres with 326 screens, have remaining terms, including optional renewal periods, of between six and 15 years and approximately 84% of our theatre leases in the U.S., covering 250 theatres with 3,455 screens, have remaining terms, including optional renewal periods, of more than 15 years. The leases generally provide for a fixed monthly minimum rent payment, with certain leases also subject to additional percentage rent if a target annual revenue level is achieved. We currently own an office building in Plano, Texas, which is our worldwide headquarters. We also lease office space in Frisco, Texas for theatre support and maintenance personnel.

International

As of December 31, 2018, internationally, we operated 205 theatres with 1,462 screens, all of which are leased. Our international leases are generally entered into on a long term basis with terms, including optional renewal periods, generally ranging from 10 to 30 years. The leases generally provide for contingent rental based upon operating results with an annual minimum. As of December 31, 2018, approximately 12% of our international theatre leases, covering 24 theatres with 208 screens, have remaining terms, including optional renewal periods, of less than six years. Approximately 48% of our international theatre leases, covering 99 theatres and 720 screens, have remaining terms, including optional renewal periods, of between six and 15 years and approximately 40% of our international theatre leases, covering 82 theatres and 534 screens, have remaining terms, including optional renewal periods, of more than 15 years. The leases generally provide for a fixed monthly minimum rent payment, with certain leases also subject to additional percentage rent if a target annual revenue level is achieved. We also lease office space in seven regions in Latin America for our local management.

See Note 18 to the consolidated financial statements for information regarding our minimum lease commitments. We periodically review the profitability of each of our theatres, particularly those whose lease terms are nearing expiration, to determine whether to continue its operations.

Item 3. Legal Proceedings

Silken Brown v. Cinemark USA, Inc., Case No. 3:13cv05669, In the United States District Court for the Northern District of California, San Francisco Division. The case presents putative class action claims for penalties and attorney's fees arising from alleged violations of the California wage statement law.  The claim is also asserted as a representative action under the California Private Attorney General Act (PAGA) for penalties. The Court granted class certification. The company denies the claims, denies that class certification is appropriate, denies that the plaintiff has standing to assert the claims alleged and is vigorously defending against the claims.  The Company denies any violation of law; however, to avoid the cost and uncertainty associated with litigation the Company and the plaintiff entered into a Joint Stipulation of Class Action Settlement and Release of Claims (the “Settlement Agreement”) to fully and finally dismiss all claims that would be brought in the case.  The Settlement Agreement must be approved by the Court.  During the year ended December 31, 2018, the Company recorded a litigation reserve based on the proposed Settlement Agreement in loss on disposal of assets and other on the consolidated income statement.

Flagship Theatres of Palm Desert, LLC d/b/a Cinemas Palme D’Or v. Century Theatres, Inc., and Cinemark USA, Inc.; Superior Court of the State of California, County of Los Angeles.  Plaintiff in this case alleges that the Company violated California antitrust and unfair competition laws by engaging in “circuit dealing” with various motion picture distributors and tortuously interfered with Plaintiff’s business relationships.  Plaintiff seeks compensatory damages, trebling of those damages under California law, punitive damages, injunctive relief, attorneys’ fees, costs and interest.  Plaintiff also alleges that the Company’s conduct ultimately resulted in closure of its theatre in June 2016.  The Company denied the allegations.  In 2008, the Company moved for summary judgment on Plaintiff’s claims, arguing primarily that clearances between the theatres at issue were lawful and that Plaintiff lacked proof sufficient to support certain technical elements of its antitrust claims.  The trial court granted that motion and dismissed Plaintiff’s claims.  Plaintiff appealed and, in 2011, the Court of Appeal reversed, holding, among other things, that Plaintiff’s claims were not about the illegality of clearances but were focused, instead, on “circuit dealing.”  Having re-framed the claims in that manner, the Court of Appeal held that the trial court’s decision to limit discovery to the market where the theatres at issue operated was an error, as “circuit dealing” necessarily involves activities in different markets.  Upon return to the trial court, the parties engaged in additional, broadened discovery related to Plaintiff’s “circuit dealing” claim.  Thereafter, the Company moved again for summary judgment on all of Plaintiff’s claims.  That new motion for summary judgment was pending when, on or about April 11, 2014, the trial court granted the Company’s motion for terminating sanctions and entered a judgment dismissing the case with prejudice.  Plaintiff then appealed that second dismissal, seeking to have the judgment reversed and the case remanded to the trial court.  The Court of Appeal issued a ruling on May 24, 2016, reversing the granting of terminating sanctions and instead imposed a lesser evidentiary and damages preclusion sanction.  The case returned to the trial court on October 6, 2016.  On May 10, 2018, after a five-week jury trial, the jury found no liability on one circuit dealing claim and awarded Plaintiff damages on the other claim, which are tripled for antitrust damage awards.  Plaintiff would also be entitled to certain court costs and to seek at least some portion of its attorney’s fees.  During the year ended December 31, 2018, the Company recorded a litigation reserve based on an estimate of the jury award, which is reflected in loss on disposal of assets and other on the consolidated income statement.  The trial court denied a motion for a judgment notwithstanding the verdict and a motion for a new trial. The Company intends to appeal the judgment.  Although the Company denies that it engaged in any form of circuit dealing, it cannot predict the outcome of its pending motions or future appeals.

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

Holders of Common Stock

As of December 31, 2018, there were 490 holders of record of the Company’s common stock and there were no other classes of stock issued and outstanding.

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

See Note 5 to our consolidated financial statements for a detail of dividends paid during the years ended December 31, 2016, 2017 and 2018.

Performance Graph

The performance graph is incorporated by reference to the Company’s proxy statement for its annual stockholders meeting to be held on May 23, 2019 and to be filed with the SEC within 120 days after December 31, 2018.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under the Company’s long-term compensation plan is incorporated by reference to the Company’s proxy statement for its annual stockholders meeting to be held on May 23, 2019 and to be filed with the SEC within 120 days after December 31, 2018.

Item 6. Selected Financial Data

The following table provides our selected consolidated financial and operating data for the periods and at the dates indicated for each of the five most recent years ended December 31, 2018. You should read the selected consolidated financial and operating data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes appearing elsewhere in this report.  We adopted ASC Topic 606, Revenue Recognition, effective January 1, 2018.  See Note 3 to the consolidated financial statements for a summary of the impact of adoption.

	Year Ended December 31,
	2014	2015	2016	2017	2018
Statement of Income Data:	(Dollars in thousands, except per share data)
Revenues:
Admissions	$1,644,169	$1,765,519	$1,789,137	$1,794,982	$1,834,173
Concession	845,376	936,970	990,103	1,038,788	1,108,793
Other	137,445	150,120	139,525	157,777	278,769
Total revenues	2,626,990	2,852,609	2,918,765	2,991,547	3,221,735
Film rentals and advertising	856,388	945,640	962,655	966,510	999,755
Concession supplies	131,985	144,270	154,469	166,320	180,974
Salaries and wages	273,880	301,099	325,765	354,510	383,860
Facility lease expense	317,096	319,761	321,294	328,197	323,316
Utilities and other	335,109	355,801	355,926	355,041	448,070
General and administrative expenses	151,444	156,736	143,355	153,278	165,173
Depreciation and amortization	175,656	189,206	209,071	237,513	261,162
Impairment of long-lived assets	6,647	8,801	2,836	15,084	32,372
Loss on disposal of assets and other	15,715	8,143	20,459	22,812	38,702
Total cost of operations	$2,263,920	$2,429,457	$2,495,830	$2,599,265	$2,833,384
Operating income	$363,070	$423,152	$422,935	$392,282	$388,351
Interest expense	$113,698	$112,741	$108,313	$105,918	$109,994
Net income	$193,999	$218,728	$256,827	$266,019	$215,305
Net income attributable to Cinemark Holdings, Inc.	$192,610	$216,869	$255,091	$264,180	$213,827
Net income attributable to Cinemark Holdings, Inc. per share:
Basic	$1.66	$1.87	$2.19	$2.26	$1.83
Diluted	$1.66	$1.87	$2.19	$2.26	$1.83
Cash dividends declared per common share	$1.00	$1.00	$1.08	$1.16	$1.28

	Year Ended December 31,
	2014	2015	2016	2017	2018
	(Dollars in thousands)
Other Financial Data:
Cash flow provided by (used for):
Operating activities	$454,634	$455,871	$462,910	$528,998	$556,915
Investing activities	(253,339)	(328,122)	(327,769)	(410,476)	(451,370)
Financing activities	(146,833)	(151,147)	(163,711)	(158,008)	(192,648)
Capital expenditures	(244,705)	(331,726)	(326,908)	(380,862)	(346,073)

	As of December 31,
	2014	2015	2016	2017	2018
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$638,869	$588,539	$561,235	$522,547	$426,222
Theatre properties and equipment, net	1,450,812	1,505,069	1,704,536	1,828,054	1,833,133
Total assets	4,120,561	4,126,497	4,306,633	4,470,893	4,481,838
Total long-term debt, including current portion, net of unamortized debt issue costs	1,791,578	1,781,335	1,788,112	1,787,480	1,780,611
Equity	1,123,129	1,110,813	1,272,960	1,405,688	1,456,117

	Year Ended December 31,
Operating Data:	2014	2015	2016	2017	2018
United States
Theatres operated (at period end)	335	337	339	339	341
Screens operated (at period end)	4,499	4,518	4,559	4,561	4,586
Total attendance (in 000s)	173,864	179,601	182,660	174,432	185,268
International
Theatres operated (at period end)	160	176	187	194	205
Screens operated (at period end)	1,177	1,278	1,344	1,398	1,462
Total attendance (in 000s)	90,009	100,499	104,581	102,584	96,847
Worldwide
Theatres operated (at period end)	495	513	526	533	546
Screens operated (at period end)	5,676	5,796	5,903	5,959	6,048
Total attendance (in 000s)	263,873	280,100	287,241	277,016	282,115

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

Overview

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. As of December 31, 2018, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 19 to the consolidated financial statements.

Revenues and Expenses

We generate revenues primarily from filmed entertainment box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as transactional fees, vendor marketing promotions, studio trailer placements, meeting rentals and electronic video games located in some of our theatres. NCM provides our domestic theatres with various forms of in theatre advertising. We also offer alternative entertainment, such as live and pre-recorded sports programs, concert events, the Metropolitan Opera, in-theatre gaming and other special events in our theatres through our joint venture, AC JV, LLC. Our Flix Media initiative has also allowed us to expand our screen advertising and alternative content within our international circuit and to other international exhibitors.

Films leading the box office during the year ended December 31, 2018 included Black Panther, Avengers: Infinity War, Incredibles 2, Jurassic World: Fallen Kingdom, Aquaman, Deadpool 2, Dr. Seuss’ The Grinch, Mission Impossible – Fallout, Ant-Man and the Wasp, Solo: A Star Wars Story, Venom, A Quiet Place, Crazy Rich Asians, Halloween, Bumblebee, Ralph Breaks the Internet, Fantastic Beasts: The Crimes of Grindelwald, Mary Poppins Returns, A Star is Born, Bohemian Rhapsody and other films, as well as the carryover of The Greatest Showman, Jumanji: Welcome to the Jungle and Star Wars: The Last Jedi.

Films scheduled for release during 2019 include Avengers: Endgame, Star Wars: Episode IX, The Lion King, Frozen 2, Toy Story 4, Aladdin, Captain Marvel, It 2, Spider-Man: Far From Home, The Secret Life of Pets 2, Joker, Dumbo, and Godzilla 2 among other films.

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

Concession supplies expense is variable in nature and fluctuates with our concession revenues and product mix. We negotiate prices for concession supplies directly with concession vendors and manufacturers to obtain volume rates.

Although salaries and wages include a fixed cost component (i.e. the minimum staffing costs to operate a theatre facility during non-peak periods), salaries and wages move in relation to revenues as theatre staffing is adjusted to respond to changes in attendance. In some international locations, staffing levels are also subject to local regulations.

Facility lease expense is primarily a fixed cost at the theatre level as most of our facility leases require a fixed monthly minimum rent payment. Certain leases are subject to percentage rent only, while others are subject to percentage rent in addition to their fixed monthly rent if a target annual performance level is achieved. Facility lease expense as a percentage of revenues is also affected by the number of theatres under operating leases, the number of theatres under capital and finance leases and the number of owned theatres.

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

Revenue and Expense Recognition

Our patrons often have the option to purchase movie tickets well in advance of a movie showtime or right before the movie showtime, or at any point in between those two timeframes depending on seat availability.  We recognize such admissions revenues when the showtime for a purchased movie ticket has passed.  Concession revenues are recognized when sales are made at the registers.  Other revenues primarily consist of screen advertising and other revenue streams, such as transactional fees, vendor marketing promotions, studio trailer placements, meeting rentals and electronic video games located in some of our theatres. Screen advertising revenues are recognized over the period that the related advertising is delivered on-screen or in-theatre.  We sell gift cards and discount ticket vouchers, the proceeds from which are recorded as current liabilities.  Revenues for gift cards and discount ticket vouchers are recognized when they are redeemed for movie tickets or concession items.  We offer a subscription program in the U.S. whereby patrons can pay a monthly fee to receive a monthly credit for use towards a future movie ticket purchase.  We record the monthly subscription program fees as current liabilities and record admissions revenues as the credits are redeemed for movie tickets.  We also have loyalty programs in many of our locations that either have a prepaid annual membership fee or award points to customers as purchases are made.  For those loyalty programs that have an annual membership fee, we recognize the fee collected as other revenues over the term of the membership.  For those loyalty programs that award points to customers based on their purchases, we record a portion of the original transaction proceeds as liabilities based on the number of reward points issued to the customer and recognize revenues when the customer redeems such points.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASC Topic 606”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  ASC Topic 606 replaces most existing revenue recognition guidance in U.S. generally accepted accounting principles.  In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from the contracts with customers.  We adopted ASC Topic 606 effective January 1, 2018 under the modified retrospective method.

Changes to the way in which we recognize revenue resulted in the following impacts to our consolidated statements of income:

a)

Recording of incremental other revenue and interest expense related to the significant financing component of our Exhibitor Services Agreement (“ESA”) with NCM, LLC (“NCM”).  See further discussion at Note 3 to the consolidated financial statements.

b)

Deferral of a portion of admissions and concession revenues for transactions that include the issuance of loyalty points to customers. To determine the amount of revenues to defer upon issuance of points to customers under our points-based loyalty programs, we estimated the values of the rewards expected to be redeemed by our customers for those points.  The estimates are based on the rewards that have historically been offered under the loyalty programs, which we believe is representative of the rewards to be offered in the future.

c)	Increase in other revenues and an increase in utilities and other costs due to the presentation of transactional fees on a gross versus net basis.
d)

Increase in other revenues due to the change in amortization methodology for deferred revenue – NCM that is now amortized on a straight-line basis and effective for the entire term of the ESA.  The deferred revenue – NCM is related to our ESA and Common Unit Adjustment agreement with NCM, under which our performance obligation is to provide NCM with exclusive access to its domestic theatres for purposes of in-theatre advertising over the term of the ESA.  Such exclusivity, and therefore the satisfaction of our performance obligation, is provided to NCM evenly over time.  As a result of the change in amortization method, we recorded a cumulative effect of accounting change adjustment of $40,526, net of taxes, in retained earnings on January 1, 2018.  See Notes 3 and 6 to the consolidated financial statements.

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

Long-lived assets are evaluated for impairment on a theatre basis, which we believe is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the theatre’s useful life correlates with the remaining lease period, which includes the probability of the exercise of available renewal periods for leased properties and the lesser of twenty years or the building’s remaining useful life for owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, we then compare the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during 2016, 2017 and 2018.  Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre.

Impairment of Goodwill and Intangible Assets

We evaluate goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable.  We evaluate goodwill for impairment at the reporting unit level and we have allocated goodwill to the reporting unit based on an estimate of its relative fair value. Management considers the reporting unit to be each of its twenty regions in the U.S. and seven of its international countries with Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala considered one reporting unit (the Company does not have goodwill recorded for all of its international locations). Under ASC Topic 350, Goodwill, Intangibles and Other (“ASC Topic 350”), we may perform a qualitative impairment assessment or a quantitative impairment assessment of our goodwill.

A quantitative analysis requires us to estimate the fair value of each reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, goodwill would be written down such that the carrying value would equal estimated fair value. Fair value is determined based on a multiple of cash flows, which was eight times for the evaluations performed during 2017 and 2018.  Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. A qualitative assessment includes consideration of historical and expected future industry performance, estimated future performance of the Company, current industry trading multiples and other economic factors, and a review of current carrying values compared to estimated fair values as determined during our most recent quantitative assessment.

We performed a qualitative assessment for all reporting units for the year ended December 31, 2016.  We performed a quantitative goodwill impairment analysis for all reporting units during the year ended December 31, 2017.  For the year ended December 31, 2018, we performed a quantitative goodwill assessment for three new domestic reporting units and a qualitative assessment for all other reporting units.  As of December 31, 2018, the estimated fair value of our goodwill for each reporting unit exceeded its carrying value by more than 10%, with the exception of one reporting unit, whose fair value exceeded its carrying value by approximately 9%.  We did not record any goodwill impairment charges as a result of the assessments performed during the years ended December 31, 2016, 2017 and 2018.

Tradename intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. Under ASC Topic 350, we can elect to perform a qualitative or quantitative impairment assessment for our tradename intangible assets.  A quantitative tradename impairment assessment includes comparing the carrying values of tradename assets to an estimated fair value. Fair values are estimated by applying an estimated market royalty rate that could be charged for the use of our tradename to forecasted future revenues, with an adjustment for the present value of such royalties. If the estimated fair value is less than the carrying value, the tradename intangible asset is written down to its estimated fair value. Significant judgment is involved in estimating market royalty rates and long-term revenue forecasts. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected revenue performance and industry trends.  A qualitative assessment considers our historical and forecasted revenues and changes in estimated royalty rates, and a comparison of current carrying values to estimated fair values from our most recent quantitative assessment.

During the year ended December 31, 2016, we performed a quantitative tradename impairment assessment for our tradename in Ecuador and performed a qualitative tradename impairment analysis for all other tradename intangible assets.  During the year ended December 31, 2017, we performed quantitative tradename impairment evaluations for all tradename assets.  During the year ended December 31, 2018, we performed a qualitative tradename impairment analysis.  As a result of the analysis performed during each year, no impairment charges were recorded related to tradename intangible assets for the years ended December 31, 2016, 2017 and 2018.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act made changes to the U.S. tax code, which included (1) reduced the U.S. corporate tax rate from 35 percent to 21 percent, (2) generally eliminated U.S. federal income taxes on dividends from foreign subsidiaries,  (3) a one-time transition tax on certain undistributed earnings of foreign subsidiaries, and (4) created new taxes on certain foreign-sourced earnings.  As of December 31, 2018, the amounts recorded for the Tax Act are final for the 2017 transition tax, the re-measurement of deferred taxes, and our reassessment of valuation allowances.

Accounting for Investment in National CineMedia, LLC and Related Agreements

We have an investment in NCM. NCM operates a digital in-theatre network in the U.S. for providing cinema advertising and non-film events. Upon joining NCM, we entered into an Exhibitor Services Agreement (“ESA”), with NCM pursuant to which NCM provides advertising, promotion and event services to our theatres. On February 13, 2007, National CineMedia, Inc., or NCM Inc., a newly formed entity that serves as a member and the sole manager of NCM, completed an initial public offering of its common stock. In connection with the NCM Inc. initial public offering, we amended our operating agreement and the Exhibitor Services Agreement, or ESA, with NCM and received proceeds related to the modification of the ESA and our sale of certain of shares in NCM. The ESA modification reflected a shift from circuit share expense under the prior Exhibitor Services Agreement, which obligated NCM to pay us a percentage of revenue, to a monthly theatre access fee, which significantly reduced the contractual amounts paid to the Company by NCM. The Company recorded the proceeds related to the ESA modification as deferred revenue. As a result of the proceeds received as part of the NCM, Inc. initial public offering, the Company had a negative basis in its original membership units in NCM (referred to herein as its Tranche 1 Investment). The Company does not recognize undistributed equity in the earnings on its Tranche 1 Investment until NCM's future net earnings, less distributions received, surpass the amount of the excess distribution. The Company recognizes equity in earnings on its Tranche 1 Investment only to the extent it receives cash distributions from NCM. The Company believes that the accounting model provided by ASC 323-10-35-22 for recognition of equity investee losses in excess of an investor's basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

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

Impact of Recent Accounting Developments

Impact of New Revenue Recognition Standard

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASC Topic 606”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  ASC Topic 606 replaces most existing revenue recognition guidance in U.S. generally accepted accounting principles.  In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from the contracts with customers.

Impact of New Lease Accounting Standard

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”). The purpose of ASU 2016-02 is to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. The adoption of ASU 2016-02 will result in the recognition of a right-of-use asset and a lease liability for most operating leases.  New disclosure requirements include qualitative and quantitative information about the amounts recorded in the financial statements related to leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 requires a modified retrospective transition by means of a cumulative-effect adjustment to retained earnings as of the earliest period presented with the option to elect certain practical expedients. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”). In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”). ASU 2018-11 provides an additional transition method to adopt ASU 2016-02.  Under this new transition method, an entity initially applies ASU 2016-02 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  This additional transition method changes only when an entity is required to initially apply the transition requirements outlined in ASU 2016-02; it does not change how those requirements are applied.  We used the transition method outlined in ASU 2018-11 upon adoption.

We adopted ASC Topic 842 and the related amendments in ASU 2016-02 and ASU 2018-11 (collectively referred to herein as “the New Leasing Standard”) effective January 1, 2019.  We are finalizing its evaluation of the impact of the New Leasing Standard on our consolidated financial statements, and expect the most significant impacts to be as follows:

1.

We will recognize liabilities representing the present value of the remaining future minimum lease payments for all of our operating leases as of January 1, 2019.  We estimate these liabilities will be between $1.4 billion and $1.7 billion.

2.

We will recognize right of use assets for all of our operating leases equal to the liabilities calculated in (1) above, adjusted for the balances of long-term prepaid rent, favorable lease intangible assets, deferred lease expense, unfavorable lease liabilities and deferred lease incentive liabilities as of January 1, 2019.

3.

We have theatre leases in which we were involved in construction that failed sale-leaseback accounting at the end of the construction period.  These leases, which were accounted for as capital leases, will be derecognized upon adoption of the New Leasing Standard and evaluated to determine classification upon adoption.  Some of these leases will be classified as operating leases upon adoption and, beginning in 2019, lease payments for these leases will be recorded as facility lease expense on the consolidated income statement.  Previously, as capital leases, lease payments were classified as interest expense and reductions of the capital lease obligations.

4.

For the capital leases derecognized as discussed in (3) above, we will write-off the net book value of the capital lease asset and capital lease liability, with the difference between those amounts resulting in an adjustment to beginning retained earnings as of January 1, 2019.

Recent Developments

On February 22, 2019, our board of directors approved a cash dividend for the fourth quarter of 2018 of $0.34 per share of common stock is payable to stockholders of record on March 8, 2019, and will be paid on March 22, 2019.

Results of Operations

The following table sets forth, for the periods indicated, the amounts for certain items reflected in our consolidated statements of income along with each of those items as a percentage of revenues.

	Year Ended December 31,
	2016	2017	2018
Operating data (in millions):
Revenues
Admissions	$1,789.2	$1,795.0	$1,834.2
Concession	990.1	1,038.8	1,108.8
Other	139.5	157.8	278.8
Total revenues	$2,918.8	$2,991.6	$3,221.8
Cost of operations
Film rentals and advertising	962.7	966.5	999.8
Concession supplies	154.5	166.3	181.0
Salaries and wages	325.8	354.5	383.9
Facility lease expense	321.3	328.2	323.3
Utilities and other	355.9	355.0	448.0
General and administrative expenses	143.4	153.3	165.2
Depreciation and amortization	209.1	237.5	261.2
Impairment of long-lived assets	2.8	15.1	32.4
Loss on disposal of assets and other	20.4	22.8	38.7
Total cost of operations	2,495.9	2,599.2	2,833.5
Operating income	$422.9	$392.4	$388.3
Operating data as a percentage of total revenues:
Revenues
Admissions	61.3%	60.0%	56.9%
Concession	33.9%	34.7%	34.4%
Other	4.8%	5.3%	8.7%
Total revenues	100.0%	100.0%	100.0%
Cost of operations (1)
Film rentals and advertising	53.8%	53.8%	54.5%
Concession supplies	15.6%	16.0%	16.3%
Salaries and wages	11.2%	11.9%	11.9%
Facility lease expense	11.0%	11.0%	10.0%
Utilities and other	12.2%	11.9%	13.9%
General and administrative expenses	4.9%	5.1%	5.1%
Depreciation and amortization	7.2%	7.9%	8.1%
Impairment of long-lived assets	0.1%	0.5%	1.0%
Loss on disposal of assets and other	0.7%	0.8%	1.2%
Total cost of operations	85.5%	86.9%	87.9%
Operating income	14.5%	13.1%	12.1%
Average screen count (month end average)	5,856	5,925	5,997
Average operating screen count (month end) average)	5,767	5,777	5,925
Revenues per average screen (dollars)	$498,423	$504,902	$537,224
(1)

All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Comparison of Years Ended December 31, 2018 and December 31, 2017

Revenues. Total revenues increased $230.2 million to $3,221.8 million for 2018 from $2,991.6 million for 2017, representing a 7.7% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency (3)
	2018	2017	% Change	2018	2017	% Change	2018	% Change	2018	2017	% Change
Admissions revenues (1)	$1,461.2	$1,356.9	7.7%	$373.0	$438.1	(14.9)%	$426.7	(2.6)%	$1,834.2	$1,795.0	2.2%
Concession revenues (1)	$892.4	$790.1	12.9%	$216.4	$248.7	(13.0)%	$243.8	(2.0)%	$1,108.8	$1,038.8	6.7%
Other revenues (1)(2)	$185.4	$75.1	146.9%	$93.4	$82.7	12.9%	$111.7	35.1%	$278.8	$157.8	76.7%
Total revenues (1)(2)	$2,539.0	$2,222.1	14.3%	$682.8	$769.5	(11.3)%	$782.2	1.7%	$3,221.8	$2,991.6	7.7%
Attendance (1)	185.3	174.4	6.3%	96.8	102.6	(5.7)%			282.1	277.0	1.8%
Average ticket price (1)	$7.89	$7.78	1.4%	$3.85	$4.27	(9.8)%	$4.41	3.3%	$6.50	$6.48	0.3%
Concession revenues per patron (1)	$4.82	$4.53	6.4%	$2.24	$2.42	(7.4)%	$2.52	4.1%	$3.93	$3.75	4.8%

(1)

Revenue and attendance amounts in millions. Average ticket price is calculated as admissions revenues divided by attendance. Concession revenues per patron is calculated as concession revenues divided by attendance.

(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 19 of our consolidated financial statements.
(3)

Constant currency revenue amounts, which are non-GAAP measurements, were calculated using the average exchange rates for the corresponding months for 2017. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates from one period to the next can result in meaningful variations in reported results.   We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance without the impact of foreign currency fluctuations.

•

U.S. Admissions revenues increased $104.3 million primarily due to a 6.3% increase in attendance and a 1.4% increase in average ticket price. Concession revenues increased $102.3 million primarily due to the 6.3% increase in attendance and a 6.4% increase in concession revenues per patron. The increase in attendance was due to a record-breaking slate of films during 2018 as well as the favorable impact of Luxury Lounger conversions. Preliminary 2018 estimates indicate U.S. industry box office revenues set an all-time record of $11.9 billion.  The increase in average ticket price was primarily due to strategic price increases and the impact of Luxury Lounger conversions. The increase in concession revenues per patron was primarily due to strategic price increases, incremental sales and continued expansion of concession offerings.    Other revenues increased $110.3 million primarily due to the impact of changes in revenue recognition as discussed in Note 3 to our consolidated financial statements.

•

International. Admissions revenues decreased $65.1 million as reported primarily due to a 9.8% decrease in average ticket price and a 5.7% decrease in attendance.  Admissions revenues decreased $11.4 million in constant currency. Concession revenues decreased $32.3 million as reported primarily due to a 7.4% decrease in concession revenues per patron and the 5.7% decrease in attendance.  Concession revenues decreased $4.9 million in constant currency. The decline in attendance was driven by weaker consumer appeal of the international film slate during 2018 compared to 2017.  Average ticket price and concession revenues per patron decreased, as reported, primarily due to the impact of changes in foreign currency exchange rates in certain countries in which we operate.  Other revenues increased primarily due to the impact of changes in revenue recognition as discussed in Note 3 to our consolidated financial statements, partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.

Cost of Operations. The table below summarizes certain of our theatre operating costs by reportable operating segment (in millions) for the years ended December 31, 2017 and 2018.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2018	2017	2018	2017	Constant Currency 2018 (1)	2018	2017
Film rentals and advertising	$822.6	$756.4	$177.2	$210.1	$202.6	$999.8	$966.5
Concession supplies	134.6	112.8	46.4	53.5	52.2	181.0	166.3
Salaries and wages	303.7	265.8	80.2	88.7	94.1	383.9	354.5
Facility lease expense	245.1	241.0	78.2	87.2	87.3	323.3	328.2
Utilities and other	327.0	241.6	121.0	113.4	140.6	448.0	355.0

(1)

Constant currency expense amounts, which are non-GAAP measurements, were calculated using the average exchange rates for the corresponding months for 2017. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance without the impact of foreign currency fluctuations.

•

U.S. Film rentals and advertising costs were $822.6 million, or 56.3% of admissions revenues, for 2018 compared to $756.4 million, or 55.7% of admissions revenues, for 2017. The increase in the film rentals and advertising rate was primarily due to the record-breaking box office and the relative contribution of blockbuster films to overall box office during the 2018 period. The 2018 period included such blockbuster releases as Black Panther, Avengers: Infinity War, Incredibles 2 and Jurassic World: Fallen Kingdom, which grossed in excess of $700 million, $650 million, $600 million and $400 million, respectively, in 2018. Concession supplies expense was $134.6 million, or 15.1% of concession revenues, for 2018 compared to $112.8 million, or 14.3% of concession revenues, for 2017. The increase in the concessions supplies rate was primarily due to expanded concession offerings.

Salaries and wages increased to $303.7 million for 2018 from $265.8 million for 2017 primarily due to increased staffing levels to support the increased attendance and expanded concession offerings, staffing at new and recently remodeled theatres and increases in minimum and other wage rates. Facility lease expense increased to $245.1 million for 2018 from $241.0 million for 2017 due to percentage rent due to revenue growth. Utilities and other costs increased to $327.0 million for 2018 from $241.6 million for 2017.  The increase was primarily due to the presentation of transactional fees on a gross basis versus net basis (see Note 3 to our consolidated financial statements for further discussion).

•

International. Film rentals and advertising costs were $177.2 million ($202.6 million in constant currency), or 47.5% of admissions revenues, for 2018 compared to $210.1 million, or 48.0% of admissions revenues, for 2017. The decrease in the film rentals and advertising rate was primarily due to higher advertising costs during 2017.  Concession supplies expense was $46.4 million ($52.2 million in constant currency), or 21.4% of concession revenues, for 2018 compared to $53.5 million, or 21.5% of concession revenues, for 2017.

Salaries and wages decreased to $80.2 million (increased to $94.1 million in constant currency) for 2018 from $88.7 million for 2017. The as reported decrease was due to the impact of changes in foreign currency exchange rates in certain countries in which we operate, partially offset by increased local currency wages that were primarily driven by inflation, new theatres and limited flexibility in scheduling staff caused by shifting government regulations.  Facility lease expense decreased to $78.2 million (increased to $87.3 million in constant currency) for 2018 from $87.2 million for 2017. The as reported decrease was due to the impact of changes in foreign currency exchange rates in certain countries in which we operate and lower percentage rent due to the decline in revenues, partially offset by an increase in base rent due to new theatres. Utilities and other costs increased to $121.0 million ($140.6 million in constant currency) for 2018 from $113.4 million for 2017. The as reported increase was primarily due to the presentation of transactional fees on a gross basis versus net basis (see Note 3 to our consolidated financial statements for further discussion).

General and Administrative Expenses. General and administrative expenses increased to $165.2 million for 2018 from $153.3 million for 2017. The increase was primarily due to increased headcount to support strategic initiatives, increased benefits costs and professional fees, partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.

Depreciation and Amortization. Depreciation and amortization expense was $261.2 million for 2018 compared to $237.5 million for 2017. The increase was primarily due to depreciation expense related to theatre remodels, including Luxury Lounger conversions, and new theatres.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $32.4 million for 2018 compared to $15.1 million for 2017. Impairment charges for 2018 consisted of theatre properties in nine of our U.S. regions, Brazil, Colombia, Panama and Peru. Impairment charges for 2017 consisted of theatre properties in eleven of our U.S. regions, Colombia, Brazil, Guatemala and Curacao. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. See Notes 1 and 9 to our consolidated financial statements.

Loss on Disposal of Assets and Other. We recorded a loss on disposal of assets and other of $38.7 million during 2018 compared to $22.8 million during 2017. The loss recorded during 2018 was primarily due to the retirement of assets related to theatre remodels, including Luxury Lounger conversions, and the accrual of reserves for outstanding litigation (see Note 18 to the consolidated financial statements).  The loss recorded during 2017 included the retirement of assets due to theatre remodels and closures and the write-off of a favorable lease intangible asset due to the amendment of a theatre lease, partially offset by gains related to the sale of excess land parcels and a gain on a landlord buyout of a theatre lease.

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $110.0 million for 2018 compared to $105.9 million for 2017. The increase was primarily due to an increase in the variable rate at which our term loan accrued interest during 2018.  See Note 11 to our consolidated financial statements for discussion of our long-term debt and our interest rate swap agreements.

Foreign Currency Exchange Gain (Loss). We recorded a foreign currency exchange loss of $11.7 million during 2018 and a foreign currency exchange gain of $0.9 million during 2017 primarily related to intercompany transactions and changes in exchange rates from original transaction dates until cash settlement. See Notes 1 and 13 to our consolidated financial statements for discussion of foreign currency translation.

Loss on Debt Amendments and Refinancing. We recorded a loss of $1.5 million during 2018 related to amendments to our senior secured credit facility that included a reduction in the interest rate at which our term loan accrues interest and to reduce the amount of real property required to be mortgaged to secure the loans. We recorded a loss of $0.5 million during 2017 related to amendments to our senior secured credit facility that included a reduction in the interest rates applicable to the term loan and revolving credit line, revisions to certain definitions within the agreement, and an extension of the maturity of the revolving credit line. See Note 11 to our consolidated financial statements for discussion of our long-term debt.

Distributions from NCM. We recorded distributions received from NCM of $15.4 million during 2018 and $16.4 million during 2017, which were in excess of the carrying value of our Tranche 1 Investment. See Note 6 to our consolidated financial statements.

Interest expense – NCM.  We recorded non-cash interest expense of $19.7 million during 2018 related to the significant financing component associated with revenues collected in advance under certain of our agreements with NCM.  See Note 3 to our consolidated financial statements for further discussion of ASC Topic 606.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $39.2 million during 2018 and $36.0 million during 2017. See Notes 6 and 7 to our consolidated financial statements for information about our equity investments.

Income Taxes. Income tax expense of $95.4 million was recorded for 2018 compared to $79.4 million recorded for 2017. The effective tax rate for 2018 was 30.7% and included a net additional charge, as a result of the Tax Act and its recently issued guidance, of $19.2 million all non-cash.  The effective tax rate for 2017 was 23.0%, which included the impact of a one-time benefit of $44.9 million related to the enactment of the Tax Act.  See Note 17 to our consolidated financial statements for further information on our income tax expense and tax reform.

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

(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 19 of our consolidated financial statements.
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

•

International. Admissions revenues increased $27.9 million as reported ($16.5 million in constant currency), primarily due to an 8.9% increase in average ticket price, partially offset by a 1.9% decrease in attendance. Concession revenues increased $23.2 million as reported ($17.9 million in constant currency), primarily due to a 12.0% increase in concession revenues per patron, partially offset by the 1.9% decrease in attendance.  The decrease in attendance was due to a slate of films in 2017 that had weaker consumer appeal compared to 2016, partially offset by the impact of new theatres. Average ticket price and concession revenues per patron increased primarily due to price increases, which were predominantly driven by local inflation. Other revenues increased primarily due to increased promotional income and incremental screen advertising revenues generated by an expansion of our Flix Media services to affiliates in various countries.

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

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $15.1 million for 2017 compared to $2.8 million for 2016. Impairment charges for 2017 consisted of theatre properties in the U.S., Colombia, Brazil, Guatemala and Curacao, impacting fifteen of our twenty-seven reporting units. Impairment charges for 2016 consisted of theatre properties in the U.S., Colombia and Ecuador, impacting fourteen of our twenty-seven reporting units. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. See Notes 1 and 9 to our consolidated financial statements.

Loss on Disposal of Assets and Other. We recorded a loss on disposal of assets and other of $22.8 million during 2017 compared to $20.4 million during 2016. The loss recorded during 2017 included the retirement of assets due to theatre remodels and closures and the write-off of a favorable lease intangible asset due to the amendment of a theatre lease, partially offset by gains related to the sale of excess land parcels and a gain on a landlord buyout of a theatre lease.  The loss recorded during 2016 included the retirement of assets due to theatre remodels and closures, partially offset by a gain on the sale of our investment in RealD stock (see Note 7 to our consolidated financial statements) and a gain on the sale of a land parcel.

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

Foreign Currency Exchange Gain. We recorded a foreign currency exchange gain of $0.9 million during 2017 and a foreign currency exchange gain of $6.5 million during 2016 primarily related to intercompany transactions and changes in exchange rates from the original transaction date until cash settlement. See Notes 1 and 13 to our consolidated financial statements for discussion of foreign currency translation.

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

Income Taxes. Income tax expense of $79.4 million was recorded for 2017 compared to $103.8 million recorded for 2016. The effective tax rate for 2017 was 23.0%, which included the impact of a one-time benefit of $44.9 million related to the enactment of the Tax Act. See Note 17 to our consolidated financial statements.  The effective tax rate for 2016 was 28.8%.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, our theatres provide the patron a choice of using a credit card or debit card. Since our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities amounted to $462.9 million, $529.0 million and $556.9 million for the years ended December 31, 2016, 2017 and 2018, respectively. The increase in cash flows from operating activities for the years ended December 31, 2017 and 2018 was primarily due to the increase in revenues and the amount and timing of vendor payments for movies released during December of those years.

Investing Activities

Our investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings, remodels and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities amounted to $327.8 million, $410.5 million and $451.4 million for the years ended December 31, 2016, 2017 and 2018, respectively. The increase in cash used for investing activities during 2017 was primarily due to increases in capital expenditures and acquisitions.  The increase in cash used for investing activities during 2018 was primarily due to the acquisition of NCM common units (see Note 6) for $78.4 million, partially offset by a decrease in capital expenditures.

Capital expenditures for the years ended December 31, 2016, 2017 and 2018 were as follows (in millions):

Period	New Theatres	Existing Theatres (1)	Total
Year Ended December 31, 2016	$89.8	$237.1	$326.9
Year Ended December 31, 2017	$58.3	$322.6	$380.9
Year Ended December 31, 2018	$80.7	$265.4	$346.1

(1)	The amounts for the years ended December 31, 2016, 2017 and 2018 include approximately $3.9, $9.4 million and $8.3 million, respectively, for the remodel of our corporate headquarters building.

Capital expenditures for existing theatres in the table above includes the costs of remodeling certain of our existing properties to include Luxury Loungers and expanded concession offerings, which began during 2015.  During the years ended December 31, 2016, 2017 and 2018, we had an average of 89, 148 and 72 of our domestic screens, respectively, temporarily closed for such remodels.

Our U.S. theatre circuit consisted of 341 theatres with 4,586 screens as of December 31, 2018. We built three new theatres and 32 screens and closed one theatre with 7 screens during the year ended December 31, 2018.  At December 31, 2018, we had signed commitments to open six new theatres and 70 screens in domestic markets during 2019 and open five new theatres with 54 screens subsequent to 2019. We estimate the remaining capital expenditures for the development of these 124 domestic screens will be approximately $80 million.

Our international theatre circuit consisted of 205 theatres with 1,462 screens as of December 31, 2018. We built eight new theatres and 49 screens, acquired three theatres with 19 screens and closed four screens during the year ended December 31, 2018. At December 31, 2018, we had signed commitments to open eight new theatres and 59 screens in international markets during 2019 and open two new theatres and 29 screens subsequent to 2019. We estimate the remaining capital expenditures for the development of these 88 international screens will be approximately $52 million.

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

Financing Activities

Cash used for financing activities was $163.7 million, $158.0 million and $192.6 million during the years ended December 31, 2016, 2017 and 2018, respectively. Cash used for financing activities primarily consists of dividends paid to our stockholders (see Note 5 to the consolidated financial statements).

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

Long-term debt consisted of the following as of December 31, 2017 and 2018 (in millions):

	As of December 31,
	2017	2018
Cinemark USA, Inc. term loan	$659.5	$652.9
Cinemark USA, Inc. 5.125% senior notes due 2022	400.0	400.0
Cinemark USA, Inc. 4.875% senior notes due 2023	755.0	755.0
Other	2.8	1.4
Total long-term debt	$1,817.3	$1,809.3
Less current portion	7.1	8.0
Subtotal long-term debt, less current portion	$1,810.2	$1,801.3
Less: Debt discounts and debt issuance costs, net of accumulated amortization	29.8	28.7
Long-term debt, less current portion, net of debt issuance costs	$1,780.4	$1,772.6

As of December 31, 2018, after giving effect to a letter of credit outstanding, we had $98.8 million in available borrowing capacity on our revolving credit line.

As of December 31, 2018, our long-term debt obligations, scheduled interest payments on long-term debt, future minimum lease obligations under non-cancelable operating and capital leases, scheduled interest payments under capital leases and other obligations for each period indicated are summarized as follows:

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt (1)	$1,809.3	$8.0	$13.2	$1,168.2	$619.9
Scheduled interest payments on long-term debt(2)	$419.0	86.2	171.3	127.4	34.1
Operating lease obligations	$1,784.5	253.3	472.7	381.4	677.1
Capital lease obligations	$259.5	27.1	51.7	43.1	137.6
Scheduled interest payments on capital leases	$86.4	15.4	24.4	17.9	28.7
Purchase and other commitments(3)	$153.2	89.6	54.3	9.3	—
Current liability for uncertain tax positions(4)	$0.6	0.6	—	—	—
Total obligations	$4,512.5	$480.2	$787.6	$1,747.3	$1,497.4

(1)	Amounts are presented before adjusting for debt issuance costs.
(2)

Amounts include scheduled interest payments on fixed rate and variable rate debt agreements.  Estimates for the variable rate interest payments were based on interest rates in effect on December 31, 2018. The average interest rates on our fixed rate and variable rate debt were 4.8% and 4.3%, respectively, as of December 31, 2018.

(3)

Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of December 31, 2018, obligations under employment agreements and contractual purchase commitments.

(4)

The contractual obligations table excludes the long-term portion of our liability for uncertain tax positions of $13.4 million because we cannot make a reliable estimate of the timing of the related cash payments.

Off-Balance Sheet Arrangements

Other than the operating leases and purchase and other commitments disclosed in the tables above, we do not have any other off-balance sheet arrangements.

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a $700.0 million term loan and a $100.0 million revolving credit line (the “Credit Agreement”).

On May 16, 2016, Cinemark USA, Inc. made a pre-payment of $13.5 million on its term loan using the net proceeds received from the sale of shares of RealD (see Note 7 to our consolidated financial statements).  We did not incur any fees as a result of the pre-payment.

Cinemark USA, Inc. amended its Credit Agreement during 2016, 2017 and 2018 as follows:

		Debt Issue	Loss on Debt
Effective Date	Nature of Amendment	Costs Paid (1)	Amendment (2)
June 13, 2016	Reduced term loan interest rate by 0.25%	$0.8	$0.2
December 15, 2016	Reduced term loan interest rate by 0.50%	$2.4	$0.2
June 16, 2017	Reduced term loan interest rate by 0.25%; modified certain definitions and other provisions in the Credit Agreement	$0.5	$0.2
November 28, 2017	Extended maturity of revolving credit line to December 2022; reduced the interest rate applicable to borrowings under the credit line	$0.3	$0.3
March 29, 2018	Extended maturity of term loan to March 2025; reduced term loan interest rate by 0.25%; reduced real property mortgage requirements	$5.0	$1.5

(1)	Reflected as a reduction of long term debt on the consolidated balance sheet.
(2)	Reflected as a loss on debt amendments and refinancing on the consolidated statement of income for the year in which the amendments were effective.

Under the amended Credit Agreement, quarterly principal payments of $1.6 million are due on the term loan through December 31, 2024, with a final principal payment of $613.4 million due on March 29, 2025.

Subsequent to the March 29, 2018 amendment noted above, interest on the term loan accrues at Cinemark USA, Inc.’s option at: (A) the base rate equal to the greater of (1) the US “Prime Rate” as quoted in The Wall Street Journal or if no such rate is quoted therein, in a Federal Reserve Board statistical release, (2) the federal funds effective rate plus 0.50%, and (3) a one-month Eurodollar-based rate plus 1.0%, plus, in each case, a margin of 0.75% per annum, or (B) a Eurodollar-based rate for a period of 1, 2, 3, 6, 9 or 12 months plus a margin of 1.75% per annum. Interest on the revolving credit line accrues, at our option, at: (A) a base rate equal to the greater of (1) the US “Prime Rate” as quoted in The Wall Street Journal or if no such rate is quoted therein, in a Federal Reserve Board statistical release, (2) the federal funds effective rate plus 0.50%, and (3) a one-month Eurodollar-based rate plus 1.0%, plus, in each case, a margin that ranges from 0.50% to 1.25% per annum, or (B) a Eurodollar-based rate for a period of 1, 2, 3, 6, 9 or 12 months plus a margin that ranges from 1.50% to 2.25% per annum. The margin of the revolving credit line is determined by the consolidated net senior secured leverage ratio as defined in the Credit Agreement.

At December 31, 2018, there was $652.9 million outstanding under the term loan. Cinemark USA, Inc. had $98.8 million in available borrowing capacity on the revolving credit line, after giving effect to a letter of credit outstanding as of December 31, 2018. The average interest rate on outstanding term loan borrowings under the Credit Agreement at December 31, 2018 was approximately 4.4% per annum.

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

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on Cinemark USA, Inc.’s ability, and in certain instances, its subsidiaries’ and our ability, to consolidate or merge or liquidate, wind up or dissolve; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends or repurchase stock; and make capital expenditures and investments. If Cinemark USA, Inc. has borrowings outstanding on the revolving credit line, it is required to satisfy a consolidated net senior secured leverage ratio covenant as defined in the Credit Agreement, not to exceed 5.0 to 1.  As of December 31, 2018, Cinemark USA, Inc.’s actual ratio was 2.9 to 1.

The dividend restriction contained in the Credit Agreement prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Credit Agreement; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Credit Agreement, and (c) certain other defined amounts. As of December 31, 2018, Cinemark USA, Inc. could have distributed up to approximately $2,918.1 million to its parent company and sole stockholder, Cinemark Holdings, Inc.

We have three interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the term loan outstanding under the Credit Agreement. See Note 11 of our consolidation financial statements for discussion of interest rate swaps.  See also discussion of interest rate risk at Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

4.875% Senior Notes

On May 24, 2013, Cinemark USA, Inc. issued $530.0 million aggregate principal amount of 4.875% senior notes due 2023, at par value, (the “4.875% Senior Notes”). Interest on the 4.875% Senior Notes is payable on June 1 and December 1 of each year. The 4.875% Senior Notes mature on June 1, 2023.

On March 21, 2016, Cinemark USA, Inc. issued an additional $225.0 million aggregate principal amount of the 4.875% Senior Notes, at 99.0% of the principal amount plus accrued and unpaid interest from December 1, 2015.  Proceeds, after payment of fees, were used to finance the redemption of Cinemark, USA, Inc.’s previously outstanding $200.0 million 7.375% senior subordinated notes due 2021 (the “7.375% Senior Subordinated Notes”), as discussed below. These additional notes have identical terms, other than the issue date, the issue price and the first interest payment date, and constitute part of the same series as Cinemark USA, Inc.’s existing 4.875% Senior Notes.  The aggregate principal amount of $755.0 million of 4.875% Senior Notes mature on June 1, 2023.  The Company incurred debt issue costs of approximately $3.7 million in connection with the issuance of the additional notes, which, along with the discount of $2.3 million, are reflected as a reduction of long term debt, net of accumulated amortization, on the consolidated balance sheet as of December 31, 2018.

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

The indenture to the 4.875% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2018, Cinemark USA, Inc. could have distributed up to approximately $2,980.6 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 4.875% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 4.875% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 4.875% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2018 was approximately 6.3 to 1.
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

The indenture to the 5.125% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2018, Cinemark USA, Inc. could have distributed up to approximately $2,985.8 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 5.125% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 5.125% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 5.125% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2018 was approximately 6.3 to 1.

As of December 31, 2018, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

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

New Accounting Pronouncements

See Note 2 to our consolidated financial statements for a discussion of recently issued accounting pronouncements and their impact on our financial statements.

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

Interest Rate Risk

We are currently party to variable rate debt facilities. An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt facilities. At December 31, 2018, there was an aggregate of approximately $202.9 million of variable rate debt outstanding under these facilities, after giving effect to the interest rate swap agreements discussed below. Based on the interest rates in effect on the variable rate debt outstanding at December 31, 2018, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $2.0 million.

The table below provides information about our fixed rate and variable rate long-term debt agreements as of December 31, 2018:

	Expected Maturity for the Twelve-Month Periods Ending December 31,								Average
	(in millions)								Interest
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value	Rate
Fixed rate	$1.4	$—	$—	$400.0	$755.0	$450.0	$1,606.4	$1,574.7	4.8%
Variable rate	6.6	6.6	6.6	6.6	6.6	169.9	202.9	199.4	4.3%
Total debt (1)	$8.0	$6.6	$6.6	$406.6	$761.6	$619.9	$1,809.3	$1,774.1

(1)	Amounts are presented before adjusting for debt issuance costs.

Interest Rate Swap Agreements

All of our current interest rate swap agreements qualify for cash flow hedge accounting.  The fair values of the interest rate swaps are recorded on our consolidated balance sheet as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive loss.  See Note 11 to the consolidated financial statements for further discussion of the interest rate swap agreements.

Below is a summary of our interest rate swap agreements as of December 31, 2018:

Notional
Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date
$175.0 million	December 31, 2018	2.751%	1-Month LIBOR	December 31, 2022
$137.5 million	December 31, 2018	2.765%	1-Month LIBOR	December 31, 2022
$137.5 million	December 31, 2018	2.746%	1-Month LIBOR	December 31, 2022
$450.0 million

Foreign Currency Exchange Rate Risk

We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and interior finish items and other operating supplies used by our international subsidiaries. A majority of the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for the subsidiary, which could impact future results of operations as reported. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our equity ownership in our international subsidiaries as of December 31, 2018, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed, would decrease the aggregate net book value of our investments in our international subsidiaries by approximately $46.0 million and would decrease the aggregate net income of our international subsidiaries for the year ended December 31, 2018 by $5.9 million, respectively.

We deemed Argentina to be highly inflationary beginning July 1, 2018.  A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity.  The financial statements of the Company’s Argentina subsidiaries has been remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective beginning July 1, 2018.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2018, under the supervision and with the participation of our principal executive officer and principal financial officer, we carried out an evaluation required by the Exchange Act of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control framework and processes are designed to provide reasonable assurance to management and the board of directors regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements in accordance with the accounting principles generally accepted in the U.S. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). As a result of this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cinemark Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2018, of the Company and our report dated February 28, 2019, expressed an unqualified opinion on those financial statements and financial statement schedule.

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
February 28, 2019

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference to the Company’s proxy statement for its annual stockholders meeting (under the headings “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance” and “Executive Officers”) to be held on May 23, 2019 and to be filed with the SEC within 120 days after December 31, 2018.

Item 11. Executive Compensation

Incorporated by reference to the Company’s proxy statement for its annual stockholders meeting (under the heading “Executive Compensation”) to be held on May 23, 2019 and to be filed with the SEC within 120 days after December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the Company’s proxy statement for its annual stockholders meeting (under the headings “Security Ownership of Certain Beneficial Owners and Management”) to be held on May 23, 2019 and to be filed with the SEC within 120 days after December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the Company’s proxy statement for its annual stockholders meeting (under the heading “Certain Relationships and Related Party Transactions” and “Corporate Governance”) to be held on May 23, 2019 and to be filed with the SEC within 120 days after December 31, 2018.

Item 14. Principal Accounting Fees and Services

Incorporated by reference to the Company’s proxy statement for its annual stockholders meeting (under the heading “Board Committees – Audit Committee – Fees Paid to Independent Registered Public Accounting Firm”) to be held on May 23, 2019 and to be filed with the SEC within 120 days after December 31, 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of this Report

1.	The financial statement schedules and related data listed in the accompanying Index beginning on page F-1 are filed as a part of this report.
2.	The exhibits listed in the accompanying Index beginning on page 50 are filed as a part of this report.

(b) Exhibits

See the accompanying Index beginning on page 50.

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

Number	Exhibit Title

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

10.3 (g)

Seventh Amendment to the Amended and Restated Credit Agreement, dated as of March 29, 2018, among Cinemark Holdings, Inc., Cinemark USA, Inc., the several banks and other financial institutions party thereto, Barclays Bank PLC, as administrative agent, and the other agents party thereto (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on April 4, 2018).

10.3(h)

Guarantee and Collateral Agreement, dated as of October 5, 2006, among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc. and each subsidiary guarantor party thereto (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K, File No. 033-47040, filed by Cinemark USA, Inc. on October 12, 2006).

10.3(i)

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

+10.5(d)

Employment agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Michael Cavalier (incorporated by reference to Exhibit 10.4 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 8, 2008).

+10.5(e)

Employment Agreement, dated as of February 15, 2010, between Cinemark Holdings, Inc. and Valmir Fernandes (incorporated by reference to Exhibit 10.5(u) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 10, 2010).

+10.5(f)

Amended and Restated Employment Agreement, dated as of February 19, 2016, between Cinemark Holdings, Inc. and Mark Zoradi (incorporated by reference to Exhibit 10.6(l) to the Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 24, 2016).

+10.5(g)

First Amendment to the Amended and Restated Employment Agreement, dated as of February 20, 2018, between Cinemark Holdings, Inc. and Mark Zoradi (incorporated by reference to Exhibit 10.l to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No.001-33401, filed February 23, 2018).

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

Number	Exhibit Title

+10.6(g)

Form of Restricted Share Unit Award Agreement pursuant to the Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.7(h) to the Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 24, 2016).

+10.7(a)	Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7(a) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).
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

+10.7(d)

Form of Restricted Stock Award Agreement pursuant to the Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-8, File No. 333-218697, filed June 13, 2017).

+10.7(e)

Form of Restricted Stock Award Agreement pursuant to the Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7(d) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

+10.7(f)

Form of Performance Stock Unit Award Certificate pursuant to the Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.6 to Cinemark Holdings, Inc.’s Registration Statement on Form S-8, File No. 333-218697, filed June 13, 2017).

+10.7(g)

Form of Restricted Stock Unit Award Certificate pursuant to the Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.7 to Cinemark Holdings, Inc.’s Registration Statement on Form S-8, File No. 333-218697, filed June 13, 2017).

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

10.14(g)

Sixth Amendment, dated as of July 28, 2015, to Indenture of Lease by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.14(g) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

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

10.19(e)

Fourth Amendment, dated as of August 15, 2014, to Lease Agreement, dated as of October 1, 1996, by and between Stadium Promenade LLC, as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA (incorporated by reference to Exhibit 10.19(e) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

10.19(f)

Fifth Amendment, dated as of August 3, 2015, to Lease Agreement, dated as of October 1, 1996, by and between Stadium Promenade LLC, as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA (incorporated by reference to Exhibit 10.19(f) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

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

Number	Exhibit Title

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

10.23(e)

Fourth Amendment, dated as of August 4, 2017, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.23(e) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

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

10.26(e)

Fourth Amendment, dated as of August 8, 2017, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.26(e) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

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

10.28(a)

Lease Agreement, dated as of May 26, 2015, by and between Sy Arden Way LLC, as landlord and Century Theatres, Inc., as tenant, for Howe ‘Bout Arden Center, Sacramento, CA (incorporated by reference to Exhibit 10.28(a) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

10.28(b)

Letter Agreement, dated as of February 8, 2016, to Lease Agreement, dated as of May 26, 2015, by and between Sy Arden Way LLC, as landlord and Century Theatres, Inc., as tenant, for Howe ‘Bout Arden Center, Sacramento, CA (incorporated by reference to Exhibit 10.28(b) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

10.29	Cinemark Holdings, Inc. Performance Bonus Plan, as amended (incorporated by reference to Appendix B to Cinemark Holdings, Inc.’s Definitive Proxy Statement, filed April 11, 2013).
+10.30

Third Amended and Restated Non-Employee Director Compensation Policy, dated as of February 15, 2017 (incorporated by reference to Exhibit 10.30 to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

10.31

Aircraft Time Sharing Agreement, dated as of September 2, 2009, between Copper Beach Capital, LLC and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.1 of Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed September 8, 2009).

10.32

Limited Liability Company Agreement of FE Concepts, LLC dated as of April 20, 2018 (incorporated by reference to Exhibit 10.1 of Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 8, 2018).

10.33

Management Services Agreement by and between FE Concepts, LLC and Cinema Operations, L.L.C. dated as of April 20, 2018 (incorporated by reference to Exhibit 10.2 of Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 8, 2018).

10.34

Theatre Services Agreement by and between FE Concepts, LLC and CNMK Texas Properties, LLC dated as of April 20, 2018 (incorporated by reference to Exhibit 10.3 of Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 8, 2018).

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
*101

The following financial information from Cinemark Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019, formatted in XBRL includes: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged as detailed text.

*	Filed herewith.
+	Any management contract, compensatory plan or arrangement.
(P)	Paper filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2019	CINEMARK HOLDINGS, INC

	BY:	/s/ Mark Zoradi
Mark Zoradi
Chief Executive Officer

BY:	/s/ Sean Gamble
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

Name	Title	Date
/s/ Lee Roy Mitchell	Chairman of the Board of Directors and Director	February 28, 2019
Lee Roy Mitchell

/s/ Mark Zoradi	Chief Executive Officer and Director	February 28, 2019
Mark Zoradi	(principal executive officer)

/s/ Sean Gamble	Chief Financial Officer	February 28, 2019
Sean Gamble	(principal financial and accounting officer)

/s/ Benjamin D. Chereskin	Director	February 28, 2019
Benjamin D. Chereskin

/s/ Enrique F. Senior	Director	February 28, 2019
Enrique F. Senior

/s/ Raymond W. Syufy	Director	February 28, 2019
Raymond W. Syufy

/s/ Carlos M. Sepulveda	Director	February 28, 2019
Carlos M. Sepulveda

/s/ Steven Rosenberg	Director	February 28, 2019
Steven Rosenberg

/s/ Nina Vaca	Director	February 28, 2019
Nina Vaca

/s/ Darcy Antonellis	Director	February 28, 2019
Darcy Antonellis

/s/ Nancy Loewe	Director	February 28, 2019
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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cinemark Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Dallas, Texas

February 28, 2019

We have served as the Company's auditor since 1988.

PART IV - FINANCIAL INFORMATION

Item 15.  Financial Statement

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2017	2018
Assets
Current assets
Cash and cash equivalents	$522,547	$426,222
Inventories	17,507	19,319
Accounts receivable	89,250	95,084
Current income tax receivable	11,730	3,288
Prepaid expenses and other	16,536	15,117
Total current assets	657,570	559,030
Theatre properties and equipment
Land	104,207	103,739
Buildings	490,394	522,355
Property under capital lease	430,764	387,480
Theatre furniture and equipment	1,199,702	1,239,122
Leasehold interests and improvements	1,103,522	1,151,454
Total	3,328,589	3,404,150
Less: accumulated depreciation and amortization	1,500,535	1,571,017
Theatre properties and equipment, net	1,828,054	1,833,133
Other assets
Goodwill	1,284,079	1,276,324
Intangible assets - net	336,761	330,910
Investment in NCM	200,550	275,592
Investments in and advances to affiliates	120,045	156,766
Long-term deferred tax asset	4,067	9,028
Deferred charges and other assets - net	39,767	41,055
Total other assets	1,985,269	2,089,675
Total assets	$4,470,893	$4,481,838
Liabilities and equity
Current liabilities
Current portion of long-term debt	$7,099	$7,984
Current portion of capital and finance lease obligations	25,511	27,065
Current income tax payable	5,509	12,179
Current liability for uncertain tax positions	11,873	573
Accounts payable	109,984	104,638
Accrued film rentals	106,738	95,754
Accrued payroll	50,349	46,500
Accrued property taxes	31,353	31,154
Accrued other current liabilities	120,497	148,842
Total current liabilities	468,913	474,689
Long-term liabilities
Long-term debt, less current portion	1,780,381	1,772,627
Capital and finance lease obligations, less current portion	251,151	232,467
Long-term deferred tax liability	121,787	155,626
Long-term liability for uncertain tax positions	8,358	13,380
Deferred lease expenses	40,929	39,235
Deferred revenue - NCM	351,706	287,349
Other long-term liabilities	41,980	50,348
Total long-term liabilities	2,596,292	2,551,032
Commitments and contingencies (see Note 18)
Equity
Cinemark Holdings, Inc.'s stockholders' equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 121,000,903 shares issued and 116,475,033 shares outstanding at December 31, 2017 and 121,456,721 shares issued and 116,830,530 shares outstanding at December 31, 2018	121	121
Additional paid-in-capital	1,141,088	1,155,424
Treasury stock, 4,525,870 and 4,626,191 shares, at cost, at December 31, 2017 and December 31, 2018, respectively	(76,354)	(79,259)
Retained earnings	582,222	686,459
Accumulated other comprehensive loss	(253,282)	(319,007)
Total Cinemark Holdings, Inc.'s stockholders' equity	1,393,795	1,443,738
Noncontrolling interests	11,893	12,379
Total equity	1,405,688	1,456,117
Total liabilities and equity	$4,470,893	$4,481,838

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(in thousands, except per share data)

	2016	2017	2018
Revenues
Admissions	$1,789,137	$1,794,982	$1,834,173
Concession	990,103	1,038,788	1,108,793
Other	139,525	157,777	278,769
Total revenues	2,918,765	2,991,547	3,221,735
Cost of operations
Film rentals and advertising	962,655	966,510	999,755
Concession supplies	154,469	166,320	180,974
Salaries and wages	325,765	354,510	383,860
Facility lease expense	321,294	328,197	323,316
Utilities and other	355,926	355,041	448,070
General and administrative expenses	143,355	153,278	165,173
Depreciation and amortization	209,071	237,513	261,162
Impairment of long-lived assets	2,836	15,084	32,372
Loss on disposal of assets and other	20,459	22,812	38,702
Total cost of operations	2,495,830	2,599,265	2,833,384
Operating income	422,935	392,282	388,351
Other income (expense)
Interest expense	(108,313)	(105,918)	(109,994)
Loss on debt amendments and refinancing	(13,445)	(521)	(1,484)
Interest income	6,396	6,249	10,614
Foreign currency exchange gain (loss)	6,455	893	(11,660)
Distributions from NCM	14,656	16,407	15,389
Interest expense - NCM	—	—	(19,724)
Equity in income of affiliates	31,962	35,985	39,242
Total other expense	(62,289)	(46,905)	(77,617)
Income before income taxes	360,646	345,377	310,734
Income taxes	103,819	79,358	95,429
Net income	$256,827	$266,019	$215,305
Less: Net income attributable to noncontrolling interests	1,736	1,839	1,478
Net income attributable to Cinemark Holdings, Inc.	$255,091	$264,180	$213,827
Weighted average shares outstanding
Basic	115,508	115,766	116,054
Diluted	115,783	116,059	116,342
Earnings per share attributable to Cinemark Holdings, Inc.'s common stockholders
Basic	$2.19	$2.26	$1.83
Diluted	$2.19	$2.26	$1.83

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands)

	2016	2017	2018
Net income	$256,827	$266,019	$215,305
Other comprehensive income (loss), net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes of $138, $0 and $1,243, net of settlements	234	—	(3,851)
Other comprehensive income (loss) in equity method investments	89	248	(139)
Foreign currency translation adjustments	26,394	(4,966)	(62,253)
Total other comprehensive income (loss), net of tax	26,717	(4,718)	(66,243)
Total comprehensive income, net of tax	283,544	261,301	149,062
Comprehensive income attributable to noncontrolling interests	(1,769)	(1,839)	(1,478)
Comprehensive income attributable to Cinemark Holdings, Inc.	$281,775	$259,462	$147,584

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(in thousands, except per share amounts)

								Total
							Accumulated	Cinemark
	Common Stock		Treasury Stock		Additional		Other	Holdings, Inc.'s
	Shares		Shares		Paid-in-	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Issued	Amount	Acquired	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance at January 1, 2016	120,108	$120	(4,184)	$(66,577)	$1,113,219	$324,632	$(271,686)	$1,099,708	$11,105	$1,110,813
Issuance of restricted stock	334	1	—	—	—	—	—	1	—	1
Issuance of stock upon vesting of restricted stock units	215	—	—	—	—	—	—	—	—	—
Restricted stock forfeitures and stock withholdings related to share based awards that vested during the year ended December 31, 2016	—	—	(263)	(6,834)	—	—	—	(6,834)	—	(6,834)
Share based awards compensation expense	—	—	—	—	13,394	—	—	13,394	—	13,394
Tax benefit related to share based award vestings	—	—	—	—	1,856	—	—	1,856	—	1,856
Dividends paid to stockholders, $1.08 per share	—	—	—	—	—	(125,490)	—	(125,490)	—	(125,490)
Dividends accrued on unvested restricted stock unit awards	—	—	—	—	—	(554)	—	(554)	—	(554)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	-	(1,309)	(1,309)
Buyout of noncontrolling interests' share of Chilean subsidiary	—	—	—	—	(27)	—	—	(27)	(423)	(450)
Gain realized on available-for-sale securities, net of taxes of $1,180	—	—	—	—	—	—	(2,011)	(2,011)	-	(2,011)
Net income	—	—	—	—	—	255,091	—	255,091	1,736	256,827
Other comprehensive income	—	—	—	—	—	—	26,684	26,684	33	26,717
Balance at December 31, 2016	120,657	$121	(4,447)	$(73,411)	$1,128,442	$453,679	$(247,013)	$1,261,818	$11,142	$1,272,960
Issuance of restricted stock	247	—	—	—	—	—	—	—	—	—
Issuance of stock upon vesting of restricted stock units	97	—	—	—	—	—	—	—	—	—
Restricted stock forfeitures and stock withholdings related to share based awards that vested during the year ended December 31, 2017	—	—	(79)	(2,943)	—	—	—	(2,943)	—	(2,943)
Share based awards compensation expense	—	—	—	—	12,681	—	—	12,681	—	12,681
Tax expense related to share based award vestings	—	—	—	—	(35)	—	—	(35)	—	(35)
Dividends paid to stockholders, $1.16 per share	—	—	—	—	—	(135,079)	—	(135,079)	—	(135,079)
Dividends accrued on unvested restricted stock unit awards	—	—	—	—	—	(558)	—	(558)	—	(558)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(1,088)	(1,088)
Net income	—	—	—	—	—	264,180	—	264,180	1,839	266,019
Reclassification of cumulative translation adjustments	—	—	—	—	—	—	(1,551)	(1,551)	—	(1,551)
Other comprehensive loss	—	—	—	—	—	—	(4,718)	(4,718)	—	(4,718)
Balance at December 31, 2017	121,001	$121	(4,526)	$(76,354)	$1,141,088	$582,222	$(253,282)	$1,393,795	$11,893	$1,405,688
Cumulative effect of change in accounting principle, net of taxes of $13,079 (see Note 3)	—	—	—	—	—	40,526	—	40,526	—	40,526
Issuance of restricted stock	329	—	—	—	—	—	—	—	—	—
Issuance of stock upon vesting of restricted stock units	127	—	—	—	—	—	—	—	—	—
Restricted stock forfeitures and stock withholdings related to share based awards that vested during the year ended December 31, 2018	—	—	(100)	(2,905)	—	—	—	(2,905)	—	(2,905)
Share based awards compensation expense	—	—	—	—	14,336	—	—	14,336	—	14,336
Dividends paid to stockholders, $1.28 per share	—	—	—	—	—	(149,492)	—	(149,492)	—	(149,492)
Dividends accrued on unvested restricted stock unit awards	—	—	—	—	—	(624)	—	(624)	—	(624)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(992)	(992)
Net income	—	—	—	—	—	213,827	—	213,827	1,478	215,305
Reclassification of cumulative translation adjustments	—	—	—	—		—	518	518	—	518
Other comprehensive loss	—	—	—	—	—	—	(66,243)	(66,243)	—	(66,243)
Balance at December 31, 2018	121,457	$121	(4,626)	$(79,259)	$1,155,424	$686,459	$(319,007)	$1,443,738	$12,379	$1,456,117

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands)

	2016	2017	2018
Operating activities
Net income	$256,827	$266,019	$215,305
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	207,091	235,093	257,826
Amortization of intangible and other assets and favorable/unfavorable leases	1,980	2,420	3,336
Amortization of long-term prepaid rents	1,826	2,274	2,382
Amortization of debt issue costs	5,492	6,197	5,561
Amortization of deferred revenues, deferred lease incentives and other	(16,731)	(16,211)	(21,706)
Impairment of long-lived assets	2,836	15,084	32,372
Share based awards compensation expense	13,394	12,681	14,336
Loss on disposal of assets and other	20,459	22,812	38,702
Loss on debt amendments and refinancing	13,445	521	1,484
Deferred lease expenses	(990)	(1,268)	(1,320)
Reclassification of cumulative translation adjustments	—	(1,551)	518
Equity in income of affiliates	(31,962)	(35,985)	(39,242)
Deferred income tax expenses	(5,467)	(15,015)	23,187
Distributions from equity investees	21,916	25,973	30,143
Changes in other assets and liabilities:
Inventories	(1,007)	(541)	(1,813)
Accounts receivable	(706)	(13,195)	(4,584)
Income tax receivable	15,510	(4,363)	8,442
Prepaid expenses and other	(2,267)	(775)	1,419
Deferred charges and other assets - net	(1,619)	(4,956)	(6,303)
Accounts payable and accrued expenses	(30,516)	23,405	(11,408)
Income tax payable	(2,261)	438	6,670
Liabilities for uncertain tax positions	1,182	2,041	(10,066)
Other long-term liabilities	(5,522)	7,900	11,674
Net cash provided by operating activities	462,910	528,998	556,915
Investing activities
Additions to theatre properties and equipment and other	(326,908)	(380,862)	(346,073)
Proceeds from sale of theatre properties and equipment and other	3,570	15,098	3,920
Acquisitions of theatres in the U.S. and international markets, net of cash acquired	(15,300)	(40,997)	(11,289)
Acquisition of screen advertising business	(1,450)	—	—
Proceeds from sale of marketable securities	13,451	—	—
Acquisition of NCM common units	—	—	(78,393)
Investment in joint ventures and other, net	(1,132)	(3,715)	(19,535)
Net cash used for investing activities	(327,769)	(410,476)	(451,370)
Financing activities
Dividends paid to stockholders	(125,490)	(135,079)	(149,492)
Payroll taxes paid as a result of restricted stock withholdings	(6,834)	(2,943)	(2,905)
Proceeds from issuance of Senior Notes, net of discount	222,750	-	-
Retirement of Senior Subordinated Notes	(200,000)	-	-
Repayments of long-term debt	(16,605)	(5,671)	(7,984)
Payment of debt issue costs	(7,217)	(1,146)	(5,218)
Fees paid related to debt amendments	(11,076)	(521)	(704)
Payments on capital leases	(19,343)	(21,725)	(25,353)
Proceeds from financing lease	—	10,200	—
Purchases of non-controlling interests	(450)	—	—
Other	554	(1,123)	(992)
Net cash used for financing activities	(163,711)	(158,008)	(192,648)
Effect of exchange rate changes on cash and cash equivalents	1,266	798	(9,222)
Decrease in cash and cash equivalents	(27,304)	(38,688)	(96,325)
Cash and cash equivalents:
Beginning of period	588,539	561,235	522,547
End of period	$561,235	$522,547	$426,222

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

Cash and Cash Equivalents — Cash and cash equivalents consist of operating funds held in financial institutions, petty cash held by the theatres and highly liquid investments with original maturities of three months or less when purchased. Cash investments are primarily in money market funds, certificates of deposit or other similar funds.

Accounts Receivable – Accounts receivable, which are recorded at net realizable value, consist primarily of receivables related to screen advertising, receivables related to discounted tickets and gift cards sold third party to retail locations, receivables from landlords related to theatre construction and remodels, rebates earned from the Company’s concession vendors and value-added and other non-income tax receivables.

Inventories — Concession and theatre supplies inventories are stated at the lower of cost (first-in, first-out method) or market.

Theatre Properties and Equipment — Theatre properties and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Category	Useful Life
Buildings on owned land	40 years
Buildings on leased land	Lesser of lease term or useful life
Land and buildings under capital and finance leases (1)	Lesser of lease term or useful life
Theatre furniture and equipment	3 to 15 years
Leasehold improvements	Lesser of lease term or useful life

(1)

Amortization of capital lease assets is included in depreciation and amortization expense on the consolidated statements of income. Accumulated amortization of capital and finance lease assets as of December 31, 2017 and 2018 was $200,683 and $177,733, respectively.

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. The Company also performs a full quantitative impairment evaluation on an annual basis. The Company considers actual theatre level cash flows, budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, the impact of recent theatre remodels or other substantial improvements, available lease renewal options and other factors considered relevant in its impairment assessment. Long-lived assets are evaluated for impairment on a theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

use through the remainder of the theatre’s useful life. The remainder of the theatre’s useful life correlates with the remaining lease period, which includes the probability of the exercise of available renewal periods or extensions, for leased properties and the lesser of twenty years or the building’s remaining useful life for owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When the estimated fair value is determined to be lower than the carrying value of the asset group, the asset group is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during 2016, 2017 and 2018. The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 9 for further discussion.

Goodwill and Other Intangible Assets — The Company evaluates goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable.  The Company evaluates goodwill for impairment at the reporting unit level and we have allocated goodwill to the reporting unit based on an estimate of its relative fair value. Management considers the reporting unit to be each of its twenty regions in the U.S. and seven of its international countries with Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala considered one reporting unit (the Company does not have goodwill recorded for all of its international locations). Under ASC Topic 350, Goodwill, Intangibles and Other (“ASC Topic 350”), the Company may perform a qualitative impairment assessment or a quantitative impairment assessment of our goodwill.

A quantitative analysis requires the Company to estimate the fair value of each reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, goodwill would be written down such that the carrying value would equal estimated fair value. Fair value is determined based on a multiple of cash flows, which was eight times for the evaluations performed during 2017 and 2018.  Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was eight times for the evaluations performed during 2017 and 2018.  A qualitative assessment includes consideration of historical and expected future industry performance, estimated future performance of the Company, current industry trading multiples and other economic factors, and a review of current carrying values to estimated fair values as determined during our most recent quantitative assessment.

We performed a qualitative assessment for all reporting units for the year ended December 31, 2016.  We performed a quantitative goodwill impairment analysis for all reporting units during the year ended December 31, 2017.  For the year ended December 31, 2018, we performed a quantitative goodwill assessment for three new domestic reporting units and a qualitative assessment for all other reporting units.  We did not record any goodwill impairment charges as a result of the assessments performed during the years ended December 31, 2016, 2017 and 2018.

Tradename intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. Under ASC Topic 350, the Company can elect to perform a qualitative or quantitative impairment assessment for our tradename intangible assets.  A quantitative tradename impairment assessment includes comparing the carrying values of tradename assets to an estimated fair value. Fair values are estimated by applying an estimated market royalty rate that could be charged for the use of our tradename to forecasted future revenues, with an adjustment for the present value of such royalties. If the estimated fair value is less than the carrying value, the tradename intangible asset is written down to its estimated fair value. Significant judgment is involved in estimating market royalty rates and long-term revenue forecasts. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected revenue performance and industry trends.  A qualitative assessment considers our historical and forecasted revenues and changes in estimated royalty rates, and a comparison of current carrying values to estimated fair values from our most recent quantitative assessment.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

During the year ended December 31, 2016, the Company performed a quantitative tradename impairment assessment for our tradename in Ecuador and performed a qualitative tradename impairment analysis for all other tradename intangible assets.  During the year ended December 31, 2017, the Company performed a quantitative tradename impairment evaluations for all of its tradename assets.  During the year ended December 31, 2018, the Compay performed a qualitative tradename impairment analysis for all of its tradename assets.  As a result of the analysis performed during each year, no impairment charges were recorded related to tradename intangible assets for the years ended December 31, 2016, 2017 and 2018.

The table below summarizes the Company’s intangible assets and the amortization method used for each type of intangible asset:

Intangible Asset	Amortization Method
Goodwill	Indefinite-lived
Tradename	Indefinite-lived and definite-lived. Definite-lived tradename assets have a remaining useful life of approximately two to eight years.
Vendor contracts	Straight-line method over the terms of the underlying contracts. The remaining term of the underlying contract is two years.
Favorable/unfavorable leases

Based on the pattern in which the economic benefits are realized over the terms of the lease agreements. The remaining terms of the lease agreements range from approximately one to eighteen years.  See Note 2 for discussion of the expected impact of new lease accounting pronouncements.

Other intangible assets

Straight-line method over the terms of the underlying agreement or the expected useful life of the intangible asset. The remaining useful lives of these intangible assets range from two to eight years.

Deferred Charges and Other Assets — Deferred charges and other assets consist of long-term prepaid rents, construction and other deposits, equipment to be placed in service, and other assets of a long-term nature. Long-term prepaid rents represent prepayments of rent on operating leases, which are recognized as facility lease expense over the period for which the rent was paid in advance as outlined in the lease agreements. The remaining amortization periods generally range from one to seventeen years.  See Note 2 for discussion of the expected impact of new lease accounting pronouncements.

Lease Accounting — The Company evaluates each lease for classification as either a capital lease or an operating lease. The Company records the lease as a capital lease at its inception if 1) the present value of future minimum lease payments exceeds 90% of the leased property’s estimated fair value; 2) the lease term exceeds 75% of the property’s estimated useful life; 3) the lease contains a bargain purchase option; or 4) ownership transfers to the Company at the end of the lease. The Company performs this evaluation at the inception of the lease and when a modification is made to a lease. If the lease agreement calls for a scheduled rent increase during the lease term, the Company recognizes the lease expense on a straight-line basis over the lease term. The Company determines the straight-line rent expense impact of an operating lease upon inception of the lease. For some newly built theatres, the landlord is responsible for constructing the theatre using guidelines and specifications agreed to by the Company and assumes substantially all of the risks of construction. For other theatres, the Company is responsible for managing construction of the theatre and the landlord contributes an agreed upon amount toward the costs of construction.  If the Company concludes that it has substantially all of the construction period risks, it considers itself the owner of the property during the construction period. At the end of the construction period, the Company determines if the transaction qualifies for sale-leaseback accounting treatment in regards to lease classification.  If the Company receives a lease incentive payment from a landlord, the Company records the proceeds as a deferred lease incentive liability and amortizes the liability as a reduction in rent expense over the initial term of the lease if a new theatre, or over the remaining lease term if an existing theatre.  See Note 2 for discussion of the expected impact of new lease accounting pronouncements.

Deferred Revenues — Advances collected on long-term screen advertising, concession and other contracts are recorded as deferred revenues. In accordance with the terms of the agreements, the advances collected on such contracts are recognized during the period in which the advances are earned, which may differ from the period in which the advances are collected. These advances are recognized on either a straight-line basis over the term of the

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

contracts or as such revenues are earned in accordance with the terms of the contracts.  In addition, the Company records deferred revenues for sales of gift cards and discounted ticket vouchers, as well as for proceeds received from its monthly subscription program, annual membership fees for certain of its loyalty programs and for points issued to customers under other loyalty programs.  See Note 3 for further discussion of revenue recognition and Note 6 for discussion of deferred revenue – NCM.

Self-Insurance Reserves — In the U.S., the Company is self-insured for general liability claims subject to an annual cap. For the years ended December 31, 2016, 2017 and 2018, general liability claims were capped at $100, $250 and $250, respectively, per occurrence with aggregate annual caps of approximately $3,350, $3,900 and $4,750, respectively. For its international locations, the Company is fully insured for general liability claims with little or no deductibles per occurrence.  In the U.S., the Company was fully insured for workers compensation claims during the year ended December 31, 2016.  During 2017, the Company implemented a fully-funded deductible workers compensation insurance plan under which the Company is responsible for pre-funding claims and is responsible for claims up to $250 per occurrence, with an annual cap of $5,000 for the years ended December 31, 2017 and 2018.  The Company was also self-insured for domestic medical claims up to $150, $250 and $250 per occurrence for the years ended December 31, 2016, 2017 and 2018, respectively. As of December 31, 2017 and 2018, the Company’s insurance reserves were $8,252 and $10,827, respectively, and are reflected in accrued other current liabilities on the consolidated balance sheets.

Revenue and Expense Recognition — See Note 3 for discussion of revenue recognition.

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

Loyalty Programs – The Company launched its domestic app-based loyalty program, Connections, in February 2016. Customers earn points for various transactions as tracked within the app. Points may be redeemed for movie tickets, concessions items, concession discounts and experiential rewards, each of which are offered for limited periods of time and at varying times during the year. For the years ended December 31, 2016 and 2017, the Company applied the incremental cost approach to accounting for the rewards earned, as it determined that the values of the rewards offered to the customer are insignificant to the original transactions required to earn such rewards. The Company also has loyalty programs in certain of its international markets, which generally consist of the customer paying a membership fee in exchange for discounts during the membership period.  Effective January 1, 2018, the Company adopted ASC Topic 606 and now accounts for its points-based loyalty programs by deferring a portion of the revenue associated with the transaction that earned such points.  See Note 3 for discussion of revenue recognition as it relates to the Company’s loyalty programs.

Accounting for Share Based Awards — The Company measures the cost of employee services received in exchange for an equity award based on the fair value of the award on the date of the grant. The grant date fair value is estimated using a market observed price. Such costs are recognized over the period during which an employee is required to provide service in exchange for the award (which is usually the vesting period). At the time of the grant, the Company also estimates the number of awards that will ultimately be forfeited. See Note 15 for discussion of the Company’s share based awards and related compensation expense.

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

Segments — For the years ended December 31, 2016, 2017 and 2018, the Company managed its business under two reportable operating segments, U.S. markets and international markets. See Note 19.

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

Foreign Currency Translations — The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in the consolidated balance sheets in accumulated other comprehensive loss. See Note 13 for a summary of the translation adjustments recorded in accumulated other comprehensive loss for the years ended December 31, 2016, 2017 and 2018. The Company recognizes foreign currency transaction gains and losses when changes in exchange rates impact transactions, other than intercompany transactions of a long-term investment nature, that have been denominated in a currency other than the functional currency.

Fair Value Measurements — According to authoritative guidance, inputs used in fair value measurements fall into three different categories; Level 1, Level 2 and Level 3. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. See Note 12 for a discussion of our fair value measurements for the year ended December 31, 2018.

Acquisitions — The Company accounts for acquisitions under the acquisition method of accounting. The acquisition method requires that the acquired assets and liabilities, including contingencies, be recorded at fair value determined on the acquisition date and changes thereafter reflected in income. For certain acquisitions, the Company obtains independent third party valuation studies for certain of the assets acquired and liabilities assumed to assist the Company in determining fair value. The estimation of the fair values of the assets acquired and liabilities assumed involves a number of estimates and assumptions that could differ materially from the actual amounts realized. The Company provides assumptions, including both quantitative and qualitative information, about the specified asset or liability to the third party valuation firms. The Company primarily utilizes the third parties to accumulate comparative data from multiple sources and assemble a report that summarizes the information obtained.  The Company then uses the information to record estimated fair value. The third party valuation firms are supervised by Company personnel who are knowledgeable about valuations and fair value. The Company evaluates the appropriateness of the assumptions and valuation methodologies utilized by the third party valuation firm.

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

Impact of New Lease Accounting Standard

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASC Topic 842”). The purpose of ASU 2016-02 is to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. The adoption of ASC Topic 842 will result in the recognition of a right-of-use asset and a lease liability for most operating leases.  New disclosure requirements include qualitative and quantitative information about the amounts recorded in the financial statements related to leases. ASC Topic 842 is effective for fiscal years beginning after December 15, 2018. ASC Topic 842 requires a modified retrospective transition by means of a cumulative-effect adjustment to retained earnings as of the earliest period presented with the option to elect certain practical expedients. ASC Topic 842 provides an additional transition method in which an entity initially applies ASC Topic 842 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  This additional transition method changes only when an entity is required to initially apply the transition requirements outlined in ASC Topic 842; it does not change how those requirements are applied.  The Company used this transition method upon adoption.

The Company adopted ASC Topic 842 effective January 1, 2019.  The Company is finalizing its evaluation of the impact of ASC Topic 842 on its consolidated financial statements, and expects the most significant impacts to be as follows:

1.

The Company will recognize liabilities representing the present value of the remaining future minimum lease payments for all of its operating leases as of January 1, 2019.  The Company estimates these liabilities will be between $1,400,000 and $1,700,000.

2.

The Company will recognize right of use assets for all of its operating leases equal to the liabilities calculated in (1) above, adjusted for the balances of long-term prepaid rent, favorable lease intangible assets, deferred lease expense, unfavorable lease liabilities and deferred lease incentive liabilities as of January 1, 2019.

3.

The Company has theatre leases for which it was involved in construction that failed sale-leaseback accounting at the end of the construction period.  These leases, which were accounted for as capital leases, will be derecognized upon adoption of ASC Topic 842 and evaluated to determine classification upon adoption.  Some of these leases will be classified as operating leases upon adoption and, beginning in 2019, lease payments for these leases will be recorded as facility lease expense on the consolidated income statement.  Previously, as capital leases, lease payments were classified as interest expense and reductions of the capital lease obligations.

4.

For the capital leases derecognized as discussed in (3) above, the Company will write-off of the net book value of the capital lease asset and capital lease liability, with the difference between those amounts resulting in an adjustment to beginning retained earnings as of January 1, 2019.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Other Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments – a consensus of the FASB Emerging Issues Task Force, (“ASU 2016-15”). The purpose of ASU 2016-15 is to reduce the diversity in practice regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. A retrospective transition method should be used in the application of the amendments within ASU 2016-15. Early adoption is permitted.  The Company adopted ASU 2016-15 in the first quarter of 2018.  Upon adoption, the Company reclassified $11,076 and $521 of cash payments recorded in loss on debt amendments and refinancing from operating activities to financing activities for the years ended December 31, 2016 and 2017, respectively.  The amendments in ASU 2016-15 did not have any other material impact on the consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope Modification Accounting, (“ASU 2017-09”). The amendments in ASU 2017-09 provide guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting as described in ASC Topic 718. The amendments should be applied on a prospective basis. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. Early adoption is permitted. The Company adopted ASU 2017-09 during the first quarter of 2018.  The amendments in ASU 2017-09 did not have a material impact on the consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, (“ASU 2017-12”). The amendments in ASU 2017-12 improve the financial reporting of hedging relationships to better reflect the economic results of an entity’s risk management activities in its financial statements. Additionally, the amendments in ASU 2017-12 simplify certain steps of applying hedge accounting guidance. ASU 2017-12 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. Early adoption is permitted. The Company adopted ASU 2017-12 effective January 1, 2018 and applied the related guidance when evaluating three new interest rate swap agreements entered into during 2018, which were designated as cash flow hedges by the Company (see Note 11).

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, (“ASU 2018-13”).  The purpose of ASU 2018-13 is to improve the disclosures related to fair value measurements in the financial statements.  The improvements in ASU include the removal, modification and addition of certain disclosure requirements primarily related to Level 3 fair value measurements.  ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within that year.  The amendments in ASU 2018-13 should be applied prospectively.  The Company does not expect ASU 2018-13 to have a significant impact on the consolidated financial statements.

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act made changes to the U.S. tax code, which included (1) reduced U.S. corporate tax rate from 35 percent to 21 percent, (2) generally eliminated U.S. federal income taxes on dividends from foreign subsidiaries,  (3) a one-time transition tax on certain undistributed earnings of foreign subsidiaries, and (4) created new taxes on certain foreign-sourced earnings.  As of December 31, 2018, the amounts recorded for the Tax Act are final for the 2017 transition tax, the re-measurement of deferred taxes, and our reassessment of valuation allowances.  See further discussion at Note 17.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

3.	REVENUE RECOGNITION

Revenue Recognition Policy

The Company’s patrons have the option to purchase movie tickets well in advance of a movie showtime or right before the movie showtime, or at any point in between those two timeframes depending on seat availability.  The Company recognizes such admissions revenues when the showtime for a purchased movie ticket has passed.  Concession revenues are recognized when sales are made at the registers.  Other revenues primarily consist of screen advertising and transactional fees. Screen advertising revenues are recognized over the period that the related advertising is delivered on-screen or in-theatre.  The Company sells gift cards and discount ticket vouchers, the proceeds from which are recorded as current liabilities.  Revenues for gift cards and discount ticket vouchers are recognized when they are redeemed for movie tickets or concession items.  The Company offers a subscription program in the U.S. whereby patrons can pay a monthly fee to receive a monthly credit for use towards a future movie ticket purchase.  The Company records the monthly subscription program fees as current liabilities and records admissions revenues as the credits are redeemed for movie tickets.  The Company also has loyalty programs in many of its locations that either have a prepaid annual membership fee or award points to customers as purchases are made.  For those loyalty programs that have an annual membership fee, the Company recognizes the fee collected as other revenues over the term of the membership.  For those loyalty programs that award points to customers based on their purchases, the Company records a portion of the original transaction proceeds as liabilities based on the number of reward points issued to customers and recognizes revenues when the customer redeems such points.  Screen advertising revenues are generally recognized over the period that the related advertising is delivered on-screen or in-theatre. Advances collected on long-term screen advertising, concession and other contracts are recorded as deferred revenues. In accordance with the terms of the agreements, the advances collected on such contracts are recognized during the period in which the Company satisfies the related performance obligations, which may differ from the period in which the advances are collected. These advances are recognized on either a straight-line basis over the term of the contracts or as the Company has met its performance obligations in accordance with the terms of the contracts.

See additional revenue recognition policy considerations, updated for the adoption of ASC Topic 606, below.

Adoption of ASC Topic 606

The Company adopted ASC 606, Revenue from Contracts with Customers, effective January 1, 2018 under the modified retrospective method (cumulative-effect) and therefore, revenue amounts as presented on the consolidated statements of income have not been adjusted for prior periods presented. The Company applied the guidance in ASC 606 only to contracts that had not been completed as of January 1, 2018.

Changes to the way in which the Company recognizes revenue resulted in the following impacts to the consolidated statements of income:

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

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

d)

Increase in other revenues due to the change in amortization methodology for deferred revenue – NCM that is now amortized on a straight-line basis and effective for the entire term of the ESA.  The deferred revenue – NCM is related to the Company’s ESA and Common Unit Adjustment agreement with NCM, under which the Company’s performance obligation is to provide NCM with exclusive access to its domestic theatres for purposes of in-theatre advertising over the term of the ESA.  Such exclusivity, and therefore the satisfaction of the Company’s performance obligation, is provided to NCM evenly over time.  As a result of the change in amortization method, the Company recorded a cumulative effect of accounting change adjustment of $40,526, net of taxes, in retained earnings on January 1, 2018 (see also Note 6).

The significant changes discussed above had the following impact on the Company’s statements of income and cash flows for the year ended December 31, 2018:

	Without Adoption of ASC 606	Impact of Adoption of ASC 606	As Reported
Statement of income:
Admissions revenues	$1,839,723	$(5,550)	$1,834,173
Concession revenues	$1,110,703	$(1,910)	$1,108,793
Other revenues	$161,743	$117,026	$278,769
Utilities and other expense	$354,740	$93,330	$448,070
Interest expense - NCM	$—	$19,724	$19,724
Statement of cash flows:
Amortization of deferred revenues, deferred lease incentives and other	$(17,602)	$(4,104)	$(21,706)
Changes in other assets and liabilities - Other long-term liabilities	$4,082	$7,592	$11,674

The impact of adoption of ASC 606 on the Company’s balance sheet as of December 31, 2018 was as follows:

	Without Adoption of ASC 606	Impact of Adoption of ASC 606	As Reported
Balance sheet line items:
Deferred revenue - NCM (1)	$345,058	$(57,709)	$287,349
Long-term deferred tax liability	$142,547	$13,079	$155,626
Other long-term liabilities	$42,756	$7,592	$50,348
Retained earnings	$645,933	$40,526	$686,459

(1)

Includes the cumulative effect of accounting change of $53,605 recorded on January 1, 2018 and the full year impact of the change in amortization method of $4,104 during the year ended December 31, 2018.

The Company applied the practical expedient to exclude sales and other similar taxes collected from customers from its transaction price for purposes of recording revenues.  As such, revenues are presented net of such taxes.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Disaggregation of Revenue

The following table presents revenues for the year ended December 31, 2018, disaggregated based on major type of good or service and by reportable operating segment.

	Year Ended
	December 31, 2018
	U.S.	International
	Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated
Admissions revenues	$1,461,151	$373,022	$1,834,173
Concession revenues	892,391	216,402	1,108,793
Screen advertising and promotional revenues	78,591	61,269	139,860
Other revenues	106,824	32,085	138,909
Total revenues	$2,538,957	$682,778	$3,221,735
(1)	U.S. segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 19 for additional information on intercompany eliminations.

The following table presents revenues for the year ended December 31, 2018, disaggregated based on timing of revenue recognition (as discussed above).

	Year Ended
	December 31, 2018
	U.S.	International
	Operating	Operating
	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$2,453,313	$608,347	$3,061,660
Goods and services transferred over time	85,644	74,431	160,075
Total	$2,538,957	$682,778	$3,221,735
(1)	U.S. segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 19 for additional information on intercompany eliminations.

Deferred Revenues

The following table presents changes in the Company’s deferred revenues for the year ended December 31, 2018.

Deferred Revenues	Deferred Revenue - NCM	Other Deferred Revenues (1)	Total
Balance at January 1, 2018	$351,706	$86,498	$438,204
Impact of adoption of ASC Topic 606	(53,605)	—	(53,605)
Amounts recognized as accounts receivable	—	6,921	6,921
Cash received from customers in advance	—	156,237	156,237
Common units received from NCM (see Note 6)	5,012	—	5,012
Revenue recognized during period	(15,764)	(141,176)	(156,940)
Foreign currency translation adjustments	—	(2,405)	(2,405)
Balance at December 31, 2018	$287,349	$106,075	$393,424
(1)

Includes liabilities associated with outstanding gift cards and SuperSavers, points or rebates outstanding under the Company’s loyalty and membership programs and revenues not yet recognized for screen advertising and other promotional activities. Classified as accounts payable and accrued expenses or other long-term liabilities on the consolidated balance sheet.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The table below summarizes the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of December 31, 2018 and when the Company expects to recognize this revenue.

	Twelve Months Ended December 31,
Remaining Performance Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Deferred revenue - NCM	$15,831	$15,831	$15,831	$15,831	$15,831	$208,194	$287,349
Deferred revenue - other	89,523	16,146	207	199	—	—	106,075
Total	$105,354	$31,977	$16,038	$16,030	$15,831	$208,194	$393,424

Accounts receivable as of December 31, 2018 included approximately $48,117 of receivables related to contracts with customers.  The Company did not record any assets related to the costs to obtain or fulfill a contract with customers during the year ended December 31, 2018.

Significant Financing Component

As discussed further in Note 6, in connection with the completion of the NCM, Inc. (“NCMI”) initial public offering, the Company amended and restated its ESA with NCM and received approximately $174,000 in cash consideration from NCM.  The proceeds were recorded as deferred revenue and are being amortized over the term of the modified ESA, or through February 2037.  In addition to the consideration received upon the ESA modification during 2007, the Company also receives consideration in the form of common units from NCM, at each annual common unit adjustment settlement, in exchange for exclusive access to the Company’s newly opened domestic screens under the ESA.  See Note 6 for additional information regarding the common unit adjustment and related accounting.   Due to the significant length of time between receiving the consideration from NCM and fulfillment of the related performance obligation, the ESA includes an implied significant financing component, as per the guidance in ASC Topic 606.

As a result of the significant financing component on deferred revenue - NCM, the Company recognized incremental screen advertising revenue and an offsetting interest expense of $19,724 during the year ended December 31, 2018. The interest expense was calculated using the Company’s incremental borrowing rates at the time when the cash and each tranche of common units were received from NCM, which ranged from 5.5% to 8.0%.

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

Effective January 1, 2017, the Company adopted ASU 2016-09 on a prospective basis. In accordance with the amendments in ASU 2016-09, the Company’s diluted earnings per share calculation for the year ended December 31, 2017 excludes the estimated income tax benefits and deficiencies in the application of the treasury stock method. Excess income tax benefits or deficiencies related to share based awards are recognized as discrete items in the income statement during the period in which they occur. See Note 15 for a discussion of share based awards and related income tax benefits recognized during the years ended December 31, 2016, 2017 and 2018.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table presents computations of basic and diluted earnings per share under the two class method:

	Year Ended
	December 31,
	2016	2017	2018
Numerator:
Net income attributable to Cinemark Holdings, Inc.	$255,091	$264,180	$213,827
Earnings allocated to participating share-based awards (1)	(1,187)	(1,350)	(1,168)
Net income attributable to common stockholders	$253,904	$262,830	$212,659
Denominator (shares in thousands):
Basic weighted average shares outstanding	115,508	115,766	116,054
Common equivalent shares for restricted stock units	275	293	288
Diluted weighted average shares outstanding	115,783	116,059	116,342
Basic earnings per share attributable to common stockholders	$2.19	$2.26	$1.83
Diluted earnings per share attributable to common stockholders	$2.19	$2.26	$1.83

(1)

For the years ended December 31, 2016, 2017 and 2018, a weighted average of approximately 542 shares, 596 shares and 640 shares, of unvested restricted stock, respectively, are considered participating securities.

5.	DIVIDENDS

Below is a summary of dividends declared for the fiscal periods indicated.

			Amount per Share of	Total
Declaration Date	Record Date	Payable Date	Common Stock (1)	Dividends (2)
2/24/2016	3/7/2016	3/18/2016	$0.27	$31,544
5/26/2016	6/8/2016	6/22/2016	0.27	31,459
8/18/2016	8/31/2016	9/13/2016	0.27	31,473
11/16/2016	12/2/2016	12/16/2016	0.27	31,568
		Total	$1.08	$126,044
2/23/2017	3/8/2017	3/20/2017	$0.29	$33,912
5/25/2017	6/8/2017	6/22/2017	0.29	33,904
8/10/2017	8/31/2017	9/13/2017	0.29	33,911
11/17/2017	12/1/2017	12/15/2017	0.29	33,910
		Total	$1.16	$135,637
2/23/2018	3/8/2018	3/22/2018	$0.32	$37,471
5/25/2018	6/8/2018	6/22/2018	$0.32	37,523
8/23/2018	9/4/2018	9/18/2018	$0.32	37,530
11/15/2018	12/4/2018	12/18/2018	$0.32	37,592
		Total	$1.28	$150,116

(1)

Beginning with the dividend declared on February 24, 2016, the Company’s board of directors raised the quarterly dividend to $0.27 per common share.  Beginning with the dividend declared on February 23, 2017, the Company’s board of directors raised the quarterly dividend to $0.29 per common share.  Beginning with the dividend declared on February 23, 2018, the Company’s board of directors raised the quarterly dividend to $0.32 per common share.

(2)	Of the dividends recorded during 2016, 2017 and 2018, $554, $558 and $624, respectively, were related to outstanding restricted stock units and will not be paid until such units vest. See Note 15.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

6.	INVESTMENT IN NATIONAL CINEMEDIA LLC

The Company has an investment in National CineMedia, LLC (“NCM”).  NCM operates a digital in-theatre network in the U.S. for providing cinema advertising and non-film events. Upon joining NCM, the Company entered into an Exhibitor Services Agreement (“ESA”) with NCM, pursuant to which NCM provides advertising, promotion and event services to our theatres. On February 13, 2007, National CineMedia, Inc. (“NCMI”), an entity that serves as the sole manager of NCM, completed an IPO of its common stock. In connection with the NCMI initial public offering, the Company amended its operating agreement and the ESA with NCMI. The ESA modification reflected a shift from circuit share expense under the prior ESA, which obligated NCM to pay the Company a percentage of revenue, to a monthly theatre access fee, which significantly reduced the contractual amounts paid to us by NCM. The Company recorded the proceeds related to the ESA modification as deferred revenue. In consideration for NCM’s exclusive access to the Company’s theatre attendees for on-screen advertising and use of off-screen areas within the Company’s theatres for lobby entertainment and lobby promotions, the Company receives a monthly theatre access fee under the modified ESA. The theatre access fee is composed of a fixed payment per patron, initially seven cents, and a fixed payment per digital screen, which may be adjusted for certain reasons outlined in the modified ESA. The payment per theatre patron increases by 8% every five years, with the first such increase taking effect after the end of fiscal 2011, and the payment per digital screen, initially eight hundred dollars per digital screen per year, increases annually by 5%. For 2016, 2017 and 2018, the annual payment per digital screen was one thousand two hundred forty-one dollars, one thousand three hundred three dollars and one thousand three hundred sixty-eight dollars, respectively. The theatre access fee paid in the aggregate to Regal Entertainment Group (“Regal”), AMC Entertainment, Inc. (“AMC”) and the Company will not be less than 12% of NCM’s Aggregate Advertising Revenue (as defined in the modified ESA), or it will be adjusted upward to reach this minimum payment. Additionally, with respect to any on-screen advertising time provided to the Company’s beverage concessionaire, the Company is required to purchase such time from NCM at a negotiated rate. The modified ESA expires in February 2037.

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

Common Unit Adjustments

Pursuant to a Common Unit Adjustment Agreement dated as of February 13, 2007 between NCMI and the Company, AMC and Regal, whom we refer to collectively as the Founding Members, adjustments are made annually to the common membership units primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each Founding Member. To account for the receipt of additional common units under the Common Unit Adjustment Agreement, we follow the guidance in FASB ASC 323-10-35-29 (formerly EITF 02-18, “Accounting for Subsequent Investments in an Investee after Suspension of Equity Loss Recognition”) by analogy, which also refers to AICPA Technical Practice Aid 2220.14, which indicates that if a subsequent investment is made in an equity method investee that has experienced significant losses, the investor must determine if the subsequent investment constitutes funding of prior losses. The Company concluded that adding theatres to the Company’s domestic circuit, which has led to the common unit adjustments, equates to making additional investments in NCM. We evaluated the receipt of the additional common units in NCM and the assets exchanged for these additional units and have determined that the right to use our incremental new screens would not be considered funding of prior losses. We account for these additional common units, which we refer to herein as our Tranche 2 Investment, as a separate investment than our Tranche 1 Investment. Our Tranche 2 Investment is accounted for following the equity method, with undistributed equity earnings related to our Tranche 2 Investment included as equity in income of affiliates on the consolidated statements of income and distributions received related to our Tranche 2 Investment recorded as a reduction of the Company’s investment in NCM.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of common units received by the Company under the Common Unit Adjustment (“CUA”) Agreement during the years ended December 31, 2016, 2017 and 2018:

Event	Date Common Units Received	Number of Common Units Received	Fair Value of Common Units Received
2016 annual common unit adjustment	3/31/2016	753,598	$11,111
2017 annual common unit adjustment	3/31/2017	1,487,218	$18,363
2018 annual common unit adjustment	3/29/2018	908,042	$5,012

Each common unit received by the Company is convertible into one share of NCMI common stock.  The fair value of the common units received was estimated based on the market price of NCMI stock at the time that the common units were received, adjusted for volatility associated with the estimated period of time it would take to convert the common units and register the respective NCMI shares.  The fair value measurement used for the common units falls under Level 2 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. The Company records the additional common units it receives as part of its Tranche 2 Investment at estimated fair value with a corresponding adjustment to deferred revenue.  The deferred revenue is amortized over the remaining term of the ESA.

Acquisition of Common Units

On July 5, 2018, the Company acquired 10,738,740 common units of NCM from AMC for $78,393 in cash, or approximately $7.30 per common unit.  As a result of the acquisition of these shares, the Company’s ownership of NCM increased from approximately 18% to 25%.  The amount paid for the additional common units was recorded as an increase in the Company’s Tranche 2 investment in NCM.

As of December 31, 2018, the Company owned a total of 39,518,644 common units of NCM, which represented an interest of approximately 25%. The estimated fair value of the Company’s investment in NCM was approximately $256,081 based on NCMI’s stock price as of December 31, 2018 of $6.48 per share (Level 1 input as defined in FASB ASC Topic 820), which was less than the Company’s carrying value of $275,592. The Company does not believe that the decline in NCMI’s stock price is other than temporary and therefore, no impairment of the Company’s investment in NCM was recorded during the year ended December 31, 2018. The market value of NCMI’s stock price may continue to vary due to the performance of the business, industry trends, general and economic conditions and other factors.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Summary of Activity with NCM

Below is a summary of activity with NCM included in the Company’s consolidated financial statements for the periods indicated. See Note 3 for discussion of impact of new revenue recognition accounting pronouncements.

	Investment in NCM	Deferred Revenue	Distributions from NCM	Equity in Earnings	Other Revenue	Interest Expense - NCM (3)	Cash Received (Paid)
Balance as of January 1, 2016	$183,755	$(342,134)
Receipt of common units due to annual common unit adjustment	11,111	(11,111)	$—	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	(11,048)	—	11,048
Receipt of excess cash distributions	(11,233)	—	(11,483)	—	—	—	22,716
Receipt under tax receivable agreement	(2,985)	—	(3,173)	—	—	—	6,158
Equity in earnings	9,347	—	—	(9,347)	—	—	—
Amortization of deferred revenue	—	9,317	—	—	(9,317)	—	—
Balance as of and for the twelve months ended December 31, 2016	$189,995	$(343,928)	$(14,656)	$(9,347)	$(20,365)	$—	$39,922
Receipt of common units due to annual common unit adjustment	18,363	(18,363)	$—	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	(11,274)	—	11,274
Receipt of excess cash distributions	(15,093)	—	(14,158)	—	—	—	29,251
Receipt under tax receivable agreement	(2,265)	—	(2,249)	—	—	—	4,514
Equity in earnings	9,550	—	—	(9,550)	—	—	—
Amortization of deferred revenue	—	10,585	—	—	(10,585)	—	—
Balance as of and for the twelve months ended December 31, 2017	$200,550	$(351,706)	$(16,407)	$(9,550)	$(21,859)	$—	$45,039
Impact of adoption of ASC Topic 606 (2)	—	53,605	$—	$—	$—	$—	$—
Receipt of common units due to annual common unit adjustment	5,012	(5,012)	—	—	—	—	—
Purchase of additional common units	78,393	—	—	—	—	—	—
Revenues earned under ESA (1)(3)	—	—	—	—	(31,867)	19,724	12,143
Receipt of excess cash distributions	(19,786)	—	(13,231)	—	—	—	33,017
Receipt under tax receivable agreement	(2,419)	—	(2,158)	—	—	—	4,577
Equity in earnings	13,842	—	—	(13,842)	—	—	—
Amortization of deferred revenue (2)	—	15,764	—	—	(15,764)	—	—
Balance as of and for the twelve months ended December 31, 2018	$275,592	$(287,349)	$(15,389)	$(13,842)	$(47,631)	$19,724	$49,737

(1)

Amounts include the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire. The amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire were approximately $10,523, $11,110 and $11,965 for the years ended December 31, 2016, 2017 and 2018, respectively.

(2)

As a result of adoption of ASC Topic 606, the Company determined that the deferred revenue associated with the ESA and CUA agreement should be amortized on a straight-line basis versus the units of revenue method followed prior to adoption.  The Company recorded a reduction in the deferred revenue balance and a cumulative effect of a change in accounting principle in retained earnings.  See Note 3 for further discussion of the impact of the adoption of ASC Topic 606.

(3)	Reflects the impact of significant financing component related to amounts received in advance under the ESA and CUA agreement. See Note 3.

The Company made payments to NCM of approximately $49, $102 and $74 during the years ended December 31, 2016, 2017 and 2018, respectively, related to certain equipment used for digital advertising, which is included in theatre furniture and equipment on the consolidated balance sheets.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The tables below present summary financial information for NCM for the periods indicated:

	Year Ended	Year Ended	Year Ended
	December 29, 2016	December 28, 2017	December 27, 2018
Revenues	$447,600	$426,100	$441,400
Operating income	$173,000	$153,900	$154,300
Net income	$109,300	$101,900	$98,400

	As of	As of
	December 28, 2017	December 27, 2018
Current assets	$174,400	$172,700
Noncurrent assets	$758,300	$726,800
Current liabilities	$123,300	$115,200
Noncurrent liabilities	$925,400	$924,900
Members' deficit	$(116,000)	$(140,600)

7.	OTHER INVESTMENTS

Below is a summary of activity for each of the Company’s other investments for the periods indicated:

	DCIP	RealD	AC JV, LLC	DCDC	FE Concepts	Other	Total
Balance at January 1, 2016	$71,579	$12,900	$7,269	$2,562	$—	$663	$94,973
Cash contributions	717	—	—	—	—	415	1,132
Equity in income	21,434	—	311	870	—	—	22,615
Equity in comprehensive income	89	—	—	—	—	—	89
Sale of investment (1)	—	(12,900)	—	—	—	—	(12,900)
Cash distributions received	(6,000)	—	(1,600)	(98)	—	—	(7,698)
Other (2)	—	—	—	(584)	—	690	106
Balance at December 31, 2016	$87,819	$—	$5,980	$2,750	$—	$1,768	$98,317
Cash contributions	1,112	—	—	—	104	2,499	3,715
Equity in income	22,900	—	2,336	1,199	—	—	26,435
Equity in comprehensive income	248	—	—	—	—	—	248
Cash distributions received	(5,864)	—	(2,400)	(351)	—	—	(8,615)
Other	—	—	—	—	—	(55)	(55)
Balance at December 31, 2017	$106,215	$—	$5,916	$3,598	$104	$4,212	$120,045
Cash contributions	2,076	—	—	—	20,000	—	22,076
Equity in income (loss)	22,899	—	1,270	1,313	(82)	—	25,400
Equity in comprehensive loss	(139)	—	—	—	—	—	(139)
Cash distributions received	(5,799)	—	(1,920)	(219)	—	—	(7,938)
Other (2)	—	—	—	(2,437)	(104)	(137)	(2,678)
Balance at December 31, 2018	$125,252	$—	$5,266	$2,255	$19,918	$4,075	$156,766
(1)	See further discussion of the sale of the investment held by the Company under RealD, Inc. below.
(2)	Other activity for DCDC for the years ended December 31, 2016 and 2018 consisted of returns of capital originally contributed by the Company.

Digital Cinema Implementation Partners LLC (“DCIP”)

On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as DCIP to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. As of December 31, 2018, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is summary financial information for DCIP as of and for the years ended December 31, 2016, 2017 and 2018:

	Year ended December 31,
	2016	2017	2018
Revenues	$178,836	$177,382	$172,534
Operating income	$107,919	$106,687	$102,236
Net income	$89,152	$93,103	$94,757

	As of
	December 31, 2017	December 31, 2018
Current assets	$56,296	$57,907
Noncurrent assets	$772,438	$684,545
Current liabilities	$59,153	$67,408
Noncurrent liabilities	$296,889	$125,596
Members' equity	$472,692	$549,448

The digital projection systems are being leased from Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company, under an operating lease with an initial term of twelve years that contains ten one-year fair value renewal options. The equipment lease agreement also contains a fair value purchase option. Under the equipment lease agreement, the Company pays annual rent of one thousand dollars per digital projection system. The Company may also be subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the agreements. Certain of the other rent payments are subject to either a monthly or an annual maximum. As of December 31, 2018, the Company had 3,837 digital projection systems being leased under the master equipment lease agreement with Kasima. The Company had the following transactions with DCIP during the years ended December 31, 2016, 2017 and 2018:

	Year Ended December 31,
	2016	2017	2018
Equipment lease payments	$5,217	$5,743	$4,862
Warranty reimbursements from DCIP	$(6,091)	$(8,511)	$(10,800)
Management services fees	$825	$823	$730

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

On March 22, 2016, an affiliate of Rizvi Traverse Management, LLC acquired RealD for $11.00 per share. As a result of the transaction, the Company sold its shares for approximately $13,451 and recognized a gain of $3,742, which included the recognition of a cumulative unrealized holding gain of $3,191 previously recorded in accumulated other comprehensive loss. The gain is reflected within loss on disposal of assets and other on the consolidated statement of income for the year ended December 31, 2016. The Company used the proceeds to make a pre-payment on its term loan in accordance with the terms of its senior secured credit facility.

AC JV, LLC

During December 2013, the Company, Regal, AMC (the “AC Founding Members”) and NCM entered into a series of agreements that resulted in the formation of AC JV, LLC (“AC”), a joint venture that owns “Fathom Events”

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

(consisting of Fathom Events and Fathom Consumer Events) formerly operated by NCM.  The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators to provide additional programs to augment their feature film schedule. The Company paid event fees to AC of $10,871, $13,950 and $12,481 for the years ended December 31, 2016, 2017 and 2018, respectively, which are included in film rentals and advertising costs on the consolidated statements of income.  The Company accounts for its investment in AC under the equity method of accounting.

AC was formed by the AC Founding Members and NCM. NCM contributed the assets associated with its Fathom Events division to AC.  Each of the Founding Members contributed cash of approximately $268 and a six-year promissory note in the amount of $8,333 in exchange for 32% of Class A Units in AC.  Each of the Founding Members’ Promissory Notes bear interest at 5% per annum and require annual principal and interest payments. The remaining outstanding balance of the note payable from the Company to NCM as of December 31, 2018 was $1,389.

Digital Cinema Distribution Coalition

The Company is a party to a joint venture with certain exhibitors and distributors called Digital Cinema Distribution Coalition (“DCDC”).  DCDC operates a satellite distribution network that distributes all digital content to U.S. theatres via satellite. The Company has an approximate 14.6% ownership in DCDC. The Company paid approximately $939, $848 and $927 to DCDC during the years ended December 31, 2016, 2017 and 2018, respectively, related to content delivery services, which is included in film rentals and advertising costs on the consolidated statements of income.  The Company accounts for its investment in DCDC under the equity method of accounting.

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

8.	GOODWILL AND OTHER INTANGIBLE ASSETS — NET

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at December 31, 2016 (1)	$1,164,163	$98,800	$1,262,963
Acquisitions of theatres (2)	9,878	13,211	23,089
Foreign currency translation adjustments	—	(1,973)	(1,973)
Balance at December 31, 2017 (1)	$1,174,041	$110,038	$1,284,079
Acquisitions of theatres (3)	—	7,204	7,204
Foreign currency translation adjustments	—	(14,959)	(14,959)
Balance at December 31, 2018 (1)	$1,174,041	$102,283	$1,276,324

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.
(2)	Acquisition of theatres in the U.S. and international markets.
(3)	Amount represents preliminary purchase price allocation for theatres acquired in Brazil.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

As of December 31, intangible assets-net, consisted of the following:

	Balance at				Balance at
	January 1,				December 31,
	2017	Additions (1)	Amortization	Other (2)	2017
Intangible assets with finite lives:
Gross carrying amount	$99,796	$11,584	$—	$(5,485)	$105,895
Accumulated amortization	(64,606)	—	(5,563)	1,300	(68,869)
Total net intangible assets with finite lives	$35,190	$11,584	$(5,563)	$(4,185)	$37,026
Intangible assets with indefinite lives:
Tradename	299,709	—	—	26	299,735
Total intangible assets — net	$334,899	$11,584	$(5,563)	$(4,159)	$336,761

	Balance at				Balance at
	January 1,				December 31,
	2018	Additions (3)	Amortization	Other (2)	2018
Intangible assets with finite lives:
Gross carrying amount	$105,895	$1,203	$—	$(1,842)	$105,256
Accumulated amortization	(68,869)	—	(5,734)	—	(74,603)
Total net intangible assets with finite lives	$37,026	$1,203	$(5,734)	$(1,842)	$30,653
Intangible assets with indefinite lives:
Tradename and other	299,735	853	—	(331)	300,257
Total intangible assets — net	$336,761	$2,056	$(5,734)	$(2,173)	$330,910

(1)	Activity for 2017 represent fair values allocated to intangible assets acquired as part of acquisitions of theatres in the U.S. and international markets.
(2)	Amounts represent foreign currency translation adjustments and the write-off of certain lease intangibles for theatre closures and lease amendments.
(3)	Amount for intangible assets with finite lives represents preliminary purchase price allocation for theatres acquired in Brazil.

Estimated aggregate future amortization expense for intangible assets is as follows(1):

For the year ended December 31, 2019	$4,785
For the year ended December 31, 2020	5,053
For the year ended December 31, 2021	2,904
For the year ended December 31, 2022	2,812
For the year ended December 31, 2023	3,161
Thereafter	11,938
Total	$30,653

(1)  Represents amounts before the adoption of ASC Topic 842 – Leases.  See Note 2 for discussion of the expected impact of adoption.

9.	IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.  See Note 1 for discussion of the Company’s impairment policy.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company’s long-lived asset impairment losses are summarized in the following table:

	Year Ended
	December 31,
	2016	2017	2018
U.S. theatre properties	$1,929	$5,227	$18,597
International theatre properties	907	9,857	13,775
Impairment of long-lived assets	$2,836	$15,084	$32,372

The long-lived asset impairment charges recorded during each of the years presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. As of December 31, 2018, the estimated aggregate remaining fair value of the long-lived assets impaired during the year ended December 31, 2018 was approximately $16,295.

10.	DEFERRED CHARGES AND OTHER ASSETS — NET

As of December 31, deferred charges and other assets — net consisted of the following:

	December 31,
	2017	2018
Long-term prepaid rents (1)	$7,762	$15,943
Construction and other deposits	12,167	8,183
Equipment to be placed in service	13,868	10,466
Other	5,970	6,463
Total	$39,767	$41,055
(1)	See Note 2 for discussion of the expected impact of the adoption of new lease accounting pronouncements.
11.	LONG-TERM DEBT

As of December 31, long-term debt consisted of the following:

	December 31,
	2017	2018
Cinemark USA, Inc. term loan	$659,517	$652,922
Cinemark USA, Inc. 5.125% senior notes due 2022	400,000	400,000
Cinemark USA, Inc. 4.875% senior notes due 2023	755,000	755,000
Other (1)	2,778	1,389
Total long-term debt	1,817,295	1,809,311
Less current portion	7,099	7,984
Less debt issuance costs, net of accumulated amortization of $25,549 and $30,289, respectively	29,815	28,700
Long-term debt, less current portion	$1,780,381	$1,772,627

(1)	Represents debt owed to NCM in relation to the joint venture AC JV, LLC. See Note 7.

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a $700,000 term loan and a $100,000 revolving credit line (the “Credit Agreement”).

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Cinemark USA, Inc. made the following amendments to its Credit Agreement as follows during 2016, 2017 and 2018:

		Debt Issue	Loss on Debt
Effective Date	Nature of Amendment	Costs Paid (1)	Amendment (2)
June 13, 2016	Reduced term loan interest rate by 0.25%	$783	$249
December 15, 2016	Reduced term loan interest rate by 0.50%	$2,446	$161
June 16, 2017	Reduced term loan interest rate by 0.25%; modified certain definitions and other provisions in the Credit Agreement	$521	$190
November 28, 2017	Extended maturity of revolving credit line to December 2022; reduced the interest rate applicable to borrowings under the credit line	$330	$331
March 29, 2018	Extended maturity of term loan to March 2025; reduced term loan interest rate by 0.25%; reduced real property mortgage requirements	$4,962	$1,484

(1)	Reflected as a reduction of long term debt on the consolidated balance sheet.
(2)	Reflected as a loss on debt amendments and refinancing on the consolidated statement of income for the year in which the amendments were effective.

Under the amended Credit Agreement, quarterly principal payments of $1,649 are due on the term loan through December 31, 2024, with a final principal payment of $613,351 due on March 29, 2025.

Subsequent to the March 29, 2018 amendment noted above, interest on the term loan accrues at Cinemark USA, Inc.’s option at: (A) the base rate equal to the greater of (1) the US “Prime Rate” as quoted in The Wall Street Journal or if no such rate is quoted therein, in a Federal Reserve Board statistical release, (2) the federal funds effective rate plus 0.50%, and (3) a one-month Eurodollar-based rate plus 1.0%, plus, in each case, a margin of 0.75% per annum, or (B) a Eurodollar-based rate for a period of 1, 2, 3, 6, 9 or 12 months plus a margin of 1.75% per annum. Interest on the revolving credit line accrues, at our option, at: (A) a base rate equal to the greater of (1) the US “Prime Rate” as quoted in The Wall Street Journal or if no such rate is quoted therein, in a Federal Reserve Board statistical release, (2) the federal funds effective rate plus 0.50%, and (3) a one-month Eurodollar-based rate plus 1.0%, plus, in each case, a margin that ranges from 0.50% to 1.25% per annum, or (B) a Eurodollar-based rate for a period of 1, 2, 3, 6, 9 or 12 months plus a margin that ranges from 1.50% to 2.25% per annum. The margin of the revolving credit line is determined by the consolidated net senior secured leverage ratio as defined in the Credit Agreement.

At December 31, 2018, there was $652,922 outstanding under the term loan and no borrowings outstanding under the revolving credit line.  Cinemark USA, Inc. had no borrowings under the revolving credit line during the years ended December 31, 2017 or 2018.  After giving effect to a letter of credit outstanding as of December 31, 2018. Cinemark USA, Inc. had $98,846 in available borrowing capacity on the revolving credit line.  The average interest rate on outstanding term loan borrowings under the Credit Agreement at December 31, 2018 was approximately 4.4% per annum.

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

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on Cinemark USA, Inc.’s ability, and in certain instances, its subsidiaries’ and our ability, to consolidate or merge or liquidate, wind up or dissolve; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends or repurchase stock; and make capital expenditures and investments. If Cinemark USA, Inc. has borrowings outstanding on the revolving credit line, it is required to keep a consolidated net senior secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.0 to 1.  As of December 31, 2018, the Company’s actual ratio was 2.9 to 1.

The dividend restriction contained in the Credit Agreement prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Credit Agreement; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Credit Agreement, and (c) certain other defined amounts. As of December 31, 2018, Cinemark USA, Inc. could have distributed up to approximately $2,918,142 to its parent company and sole stockholder, Cinemark Holdings, Inc.

4.875% Senior Notes

On May 24, 2013, Cinemark USA, Inc. issued $530,000 aggregate principal amount of 4.875% senior notes due 2023, at par value, (the “4.875% Senior Notes”). Interest on the 4.875% Senior Notes is payable on June 1 and December 1 of each year. The 4.875% Senior Notes mature on June 1, 2023.

On March 21, 2016, Cinemark USA, Inc. issued an additional $225,000 aggregate principal amount of the 4.875% Senior Notes, at 99.0% of the principal amount plus accrued and unpaid interest from December 1, 2015.  Proceeds, after payment of fees, were used to finance the redemption of Cinemark, USA, Inc.’s previously outstanding $200,000 7.375% senior subordinated notes due 2021 (the “7.375% Senior Subordinated Notes”), as discussed below. These additional notes have identical terms, other than the issue date, the issue price and the first interest payment date, and constitute part of the same series as Cinemark USA, Inc.’s existing 4.875% Senior Notes.  The aggregate principal amount of $755,000 of 4.875% Senior Notes mature on June 1, 2023.  The Company incurred debt issue costs of approximately $3,702 in connection with the issuance of the additional notes, which, along with the discount of $2,250, are reflected as a reduction of long term debt, net of accumulated amortization, on the consolidated balance sheets as of December 31, 2017 and 2018.

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

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The indenture to the 4.875% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2018, Cinemark USA, Inc. could have distributed up to approximately $2,980,550 to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 4.875% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 4.875% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 4.875% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2018 was approximately 6.3 to 1.

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

The indenture to the 5.125% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2018, Cinemark USA, Inc. could have distributed up to approximately $2,985,833 to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 5.125% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 5.125% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 5.125% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2018 was approximately 6.3 to 1.

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

Fair Value of Long Term Debt

The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35. The carrying value of the Company’s long term debt was $1,817,295 and $1,809,311 as of December 31, 2017 and 2018, respectively, excluding debt issuance costs of $29,815 and $28,700, respectively. The fair value of the Company’s long term debt was $1,840,918 and $1,774,066 as of December 31, 2017 and 2018, respectively.

Covenant Compliance and Debt Maturity

As of December 31, 2018, the Company believes it was in full financial compliance with all agreements, including related covenants, governing its outstanding debt.

The Company’s long-term debt, excluding unamortized debt issuance costs, at December 31, 2018 matures as follows:

2019	$7,984
2020	6,595
2021	6,595
2022	406,595
2023	761,595
Thereafter	619,947
Total	$1,809,311

Interest Rate Swap Agreements

The Company is currently a party to three interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the Company’s term loan debt and qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on the Company’s consolidated balance sheet as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive loss. The changes in fair value are reclassified from accumulated other comprehensive loss into earnings in the same period that the hedged items affect earnings.

The valuation technique used to determine fair value is the income approach and under this approach, the Company uses projected future interest rates as provided by counterparty to the interest rate swap agreement and the fixed rates that the Company is obligated to pay under the agreement. Therefore, the Company’s measurements use significant unobservable inputs, which fall in Level 3 of the U.S. GAAP hierarchy as defined by FASB ASC Topic 820-10-35. See Note 12 for a summary of unrealized gains or losses recorded in accumulated other comprehensive loss.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of the Company’s interest rate swap agreements designated as cash flow hedges as of December 31, 2018:

					Estimated
					Fair Value at
Notional					December 31,
Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	2018 (1)
$175,000	December 31, 2018	2.751%	1-Month LIBOR	December 31, 2022	$1,983
$137,500	December 31, 2018	2.765%	1-Month LIBOR	December 31, 2022	$1,624
$137,500	December 31, 2018	2.746%	1-Month LIBOR	December 31, 2022	$1,486
				Total	$5,093
(1)	Included in other long-term liabilities on the consolidated balance sheet as of December 31, 2018.

The total estimated fair value of the interest rate swaps of $5,093, net of deferred taxes of $1,243, is reflected in accumulated other comprehensive loss for the year ended December 31, 2018.

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

Level 2 – other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

Level 3 – unobservable and should be used to measure fair value to the extent that observable inputs are not available.

Below is a summary of liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of December 31, 2018:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities	$(5,093)	$—	$—	$(5,093)

Below is a reconciliation of the beginning and ending balance for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Liabilities (1)
2018
Beginning balance - January 1	$—
Interest rate swaps effective December 31, 2018	5,093
Ending balance - December 31	$5,093
(1)	Represents interest rate swap liabilities. See Note 11 for further discussion.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company also uses the market approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 1 and Note 9). Additionally, the Company uses the market approach to estimate the fair value of its long-term debt (see Note 11).  There were no changes in valuation techniques during the period. There were no transfers in or out of Level 1, Level 2 or Level 3 during the years ended December 31, 2016, 2017 and 2018.

13.	FOREIGN CURRENCY TRANSLATION

The accumulated other comprehensive loss account in stockholders’ equity of $253,282 and $319,007 at December 31, 2017 and 2018, respectively, includes the cumulative foreign currency losses of $253,565 and $315,300, respectively, from translating the financial statements of the Company’s international subsidiaries and the change in fair values of the Company’s interest rate swap agreements designated as hedges.

As of December 31, 2018, all foreign countries where the Company has operations, other than Argentina, are non-highly inflationary, and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.  The Company deemed Argentina to be highly inflationary beginning July 1, 2018.  A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity.  The financial statements of the Company’s Argentina subsidiaries has been remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective beginning July 1, 2018.

Below is a summary of the impact of translating the financial statements of all of the Company’s international subsidiaries as of and for the years ended December 31, 2016, 2017 and 2018.

				Other Comprehensive
				Income (Loss)
	Exchange Rate as of December 31,			For the Year Ended December 31,
Country	2016	2017	2018	2016	2017	2018
Brazil	3.26	3.31	3.88	$37,286	$(4,567)	$(34,086)
Argentina (1)	16.04	18.65	37.68	(13,362)	(8,200)	(14,357)
Colombia	3,000.71	2,936.67	3,249.75	1,278	246	(1,795)
Chile	679.09	615.97	694.74	1,855	5,672	(8,924)
Peru	3.45	3.24	3.39	87	2,752	(2,136)
All other				(783)	(869)	(955)
				$26,361	$(4,966)	$(62,253)
(1)

Amount represents the cumulative comprehensive loss recorded for Argentina through June 30, 2018.  The impact of translating Argentina financial results to U.S. dollars, beginning July 1, 2018, which was not significant, has been recorded in foreign currency exchange gain (loss) on the Company’s consolidated statement of income.

During the year ended December 31, 2017, the Company reclassified $1,551 of cumulative foreign currency translation adjustments, related to a Canadian subsidiary that was liquidated, from accumulated other comprehensive loss to foreign currency exchange gain (loss) on the consolidated statement of income.

During the year ended December 31, 2018, the Company reclassified $518 of cumulative foreign currency translation adjustments, related to the settlement of an intercompany note between a domestic and an international subsidiary, from accumulated other comprehensive loss to foreign currency exchange gain (loss) on the consolidated statement of income.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

14.	NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in subsidiaries of the Company were as follows at December 31:

	December 31,
	2017	2018
Cinemark Partners II — 24.6% interest (in one theatre)	$8,795	$8,152
Laredo Theatres – 25% interest (in two theatres)	1,746	2,308
Greeley Ltd. — 49% interest (in one theatre)	843	1,411
Other	509	508
Total	$11,893	$12,379

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

Below is a summary of the impact of changes in the Company’s ownership interest in its subsidiaries on its equity:

	Year ended December 31,
	2016	2017	2018
Net income attributable to Cinemark Holdings, Inc.	$255,091	$264,180	$213,827
Transfers from noncontrolling interests
Decrease in Cinemark Holdings, Inc. additional paid-in-capital for the buyout of Flix Impirica non-controlling interest	(27)	—	—
Net transfers from non-controlling interests	(27)	—	—
Change from net income attributable to Cinemark Holdings, Inc. and transfers from noncontrolling interests	$255,064	$264,180	$213,827

15.	CAPITAL STOCK

Common Stock — Common stockholders are entitled to vote on all matters submitted to a vote of the Company’s stockholders. Subject to the rights of holders of any then outstanding shares of the Company’s preferred stock, the Company’s common stockholders are entitled to dividends declared by the board of directors. The shares of the Company’s common stock are not subject to any redemption provisions. The Company has no issued and outstanding shares of preferred stock.

The Company’s ability to pay dividends is effectively limited by its status as a holding company and the terms of its subsidiary’s indentures and senior secured credit facility, which also significantly restricts the ability of certain of the Company’s subsidiaries to pay dividends directly or indirectly to the Company. See Note 11 for discussion of restrictions contained within the debt agreements of the Company’s subsidiaries.

Treasury Stock — Treasury stock represents shares of common stock repurchased by the Company and not yet retired.  The Company has applied the cost method in recording its treasury shares.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of the Company’s treasury stock activity for the years ended December 31, 2016, 2017 and 2018.

	Number of Treasury Shares	Cost
Balance at January 1, 2016	4,183,504	$66,577
Restricted stock withholdings (1)	206,690	6,834
Restricted stock forfeitures (2)	56,808	—
Balance at December 31, 2016	4,447,002	$73,411
Restricted stock withholdings (1)	68,527	2,943
Restricted stock forfeitures (2)	10,341	—
Balance at December 31, 2017	4,525,870	$76,354
Restricted stock withholdings (1)	75,801	2,905
Restricted stock forfeitures (2)	24,520	—
Balance at December 31, 2018	4,626,191	$79,259

(1)

The Company withheld restricted shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting in restricted stock and restricted stock units.  The Company determined the number of shares to be withheld based upon market values that ranged from $29.17 to $44.44 per share.

(2)	The Company repurchased forfeited restricted shares at a cost of $0.001 per share in accordance with the 2017 Omnibus Plan.

As of December 31, 2018, the Company had no plans to retire any shares of its treasury stock.

Restricted Stock — Below is a summary of restricted stock activity for the years ended December 31, 2016, 2017 and 2018:

	Year Ended		Year Ended		Year Ended
	December 31, 2016		December 31, 2017		December 31, 2018
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1	757,775	$30.73	606,618	$33.51	650,581	$35.81
Granted	335,707	$30.98	246,534	$41.70	328,734	$38.72
Vested	(430,056)	$26.60	(192,230)	$36.26	(250,442)	$31.27
Forfeited	(56,808)	$33.81	(10,341)	$33.48	(24,520)	$38.62
Outstanding at December 31	606,618	$33.51	650,581	$35.81	704,353	$38.68

During the year ended December 31, 2018, the Company granted 328,734 shares of restricted stock to directors and employees of the Company. The fair value of the restricted stock granted was determined based on the market value of the Company’s common stock on the dates of grant, which ranged from $35.80 to $39.26 per share. The Company assumed forfeiture rates ranging from 0% to 10% for the restricted stock awards.  Restricted stock granted to directors vests over a one-year period.  Restricted stock granted to employees vests over periods ranging from one year to four years based on continued service. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of restricted stock award activity recorded for the periods indicated.

	Year Ended December 31,
	2016	2017	2018
Compensation expense recognized during the period	$8,250	$8,384	$9,655
Fair value of restricted shares that vested during the period	$14,662	$8,172	$9,501
Income tax deduction upon vesting of restricted stock awards	$5,555	$2,667	$1,744

As of December 31, 2018, the remaining unrecognized compensation expense related to these restricted stock awards was approximately $15,174. The weighted average period over which this remaining compensation expense will be recognized is approximately two years.

Restricted Stock Units — During the years ended December 31, 2016, 2017 and 2018, the Company granted restricted stock units representing 253,661, 175,634 and 228,194 hypothetical shares of common stock, respectively, to employees. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) for a two year measurement period, as defined in the award agreement, based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments (as defined in the restricted stock unit award agreement). The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity and vest on a prorata basis according to the IRR achieved by the Company during the performance period. As an example, if the Company achieves an IRR equal to 9.0% for the 2016 grant, the number of restricted stock units that shall vest will be greater than the target but less than the maximum number that would have vested had the Company achieved the highest IRR. All payouts of restricted stock units that vest will be subject to an additional service requirement and will be paid in the form of common stock if the participant continues to provide services through the fourth anniversary of the grant date.

The financial performance factors and respective vesting rates for each of the 2016, 2017 and 2018 grants are as follows:

	Year Ended December 31,			Percentage of Shares Vesting
	2016	2017	2018
Threshold IRR	6.0%	7.0%	7.0%	33.3%
Target IRR	8.0%	9.5%	9.5%	66.6%
Maximum IRR	10.0%	13.0%	13.0%	100.0%

At the time of each of the restricted stock unit grants, the Company assumes the IRR level to be reached for the defined measurement period will be the target IRR level in determining the amount of compensation expense to record for such grants. If and when additional information becomes available to indicate that something other than the target IRR level will be achieved, the Company adjusts compensation expense on a prospective basis over the remaining service period. The Company assumed a forfeiture rate of 5% for the restricted stock unit awards granted during 2018. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards vest.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a table summarizing the potential number of units that could vest under restricted stock unit awards granted during the years ended December 31, 2016, 2017 and 2018 at each of the three levels of financial performance (excluding forfeitures):

	Granted During the Year Ended December 31,
	2016		2017		2018
	Number of	Value at	Number of	Value at	Number of	Value at
	Units	Grant(1)	Units	Grant(1)	Units	Grant(1)
at threshold IRR	84,554	$2,522	58,545	$2,481	76,065	$2,967
at target IRR	169,107	$5,044	117,089	$4,961	152,129	$5,938
at maximum IRR	253,661	$7,568	175,634	$7,442	228,194	$8,906

(1)

The grant date fair values for units issued during the years ended December 31, 2016 and 2017 were $29.83 and $42.37, respectively.  The grant date fair values for the units issued during the year ended December 31, 2018 ranged from $37.55 to $39.03.

Below is a summary of activity for restricted stock unit awards for the periods indicated:

	Year Ended December 31,
	2016	2017	2018
Number of restricted stock unit awards that vested during the period	213,984	97,115	127,084
Fair value of restricted stock unit awards that vested during the period	$7,260	$4,155	$4,846
Accumulated dividends paid upon vesting of restricted stock unit awards	$662	$558	$526
Compensation expense recognized during the period	$5,144	$4,297	$4,681
Income tax benefit recognized upon vesting of restricted stock unit awards	$3,049	$1,745	$708

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

As of December 31, 2018, the Company had restricted stock units outstanding that represented a total 594,266 hypothetical shares of common stock, net of actual cumulative forfeitures of 18,667 units, assuming the maximum IRR is achieved for all of the outstanding restricted stock unit awards.

As of December 31, 2018, the remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $8,416, which reflects the maximum IRR level that was achieved for the 2015 grant, an IRR level of 7.2% that was achieved for the 2016 grant, an IRR level of 11.2% that is estimated for the 2017 grant and an IRR level of 9.5% that is estimated for the 2018 grants. The weighted average period over which this remaining compensation expense will be recognized is approximately two years.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

16.	SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows:

	Year Ended December 31,
	2016	2017	2018
Cash paid for interest	$108,101	$99,232	$98,411
Cash paid for income taxes, net of refunds received	$93,368	$95,043	$64,199
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$(29,471)	$9,349	$(5,728)
Theatre properties acquired under capital and finance leases	$33,282	$46,727	$18,851
Investment in NCM – receipt of common units (see Note 6)	$11,111	$18,363	$5,012
Interest expense – NCM (see Note 3)	$—	$—	$(19,724)
Dividends accrued on unvested restricted stock unit awards	$(554)	$(558)	$(624)

(1)	Additions to theatre properties and equipment included in accounts payable as of December 31, 2017 and 2018 were $31,276 and $37,004, respectively.
17.	INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act made changes to the U.S. tax code, which included (1) reduced U.S. corporate tax rate from 35 percent to 21 percent, (2) generally eliminated U.S. federal income taxes on dividends from foreign subsidiaries,  (3) a one-time transition tax on certain undistributed earnings of foreign subsidiaries, and (4) created new taxes on certain foreign-sourced earnings.

As of December 31, 2018, the amounts recorded for the Tax Act are final for the 2017 transition tax, the re-measurement of deferred taxes, and the Company’s reassessment of valuation allowances.  The Company recorded a net additional charge as a result of the Tax Act and its recently issued guidance of $19,180, all non-cash,  including a true up of the re-measurement of deferred tax liabilities using the lower U.S. corporate income tax rate and a reduction in a deferred tax asset with regard to foreign tax credit carryforwards.

The Company’s provision for federal and foreign income tax expense for continuing operations consisted of the following:

	Year Ended December 31,
	2016	2017	2018
Income before income taxes:
U.S.	$274,756	$280,535	$289,727
Foreign	85,890	64,842	21,007
Total	$360,646	$345,377	$310,734

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Current and deferred income taxes were as follows:

	Year Ended December 31,
	2016	2017	2018
Current:
Federal	$65,303	$54,435	$46,826
Foreign	32,047	29,306	11,822
State	11,936	10,632	13,594
Total current expense	$109,286	$94,373	$72,242
Deferred:
Federal	$(13,667)	$(14,046)	$27,055
Foreign	1,674	(4,270)	(6,166)
State	6,526	3,301	2,298
Total deferred taxes	$(5,467)	$(15,015)	$23,187
Income taxes	$103,819	$79,358	$95,429

A reconciliation between income tax expense and taxes computed by applying the applicable statutory federal income tax rate to income before income taxes follows:

	Year Ended December 31,
	2016	2017	2018
Computed statutory tax expense	$126,226	$120,882	$65,254
Foreign inflation adjustments	(281)	—	—
State and local income taxes, net of federal income tax impact	11,999	12,786	12,611
Foreign losses not benefited and changes in valuation allowance	(34,757)	249	822
Foreign tax rate differential	(942)	(245)	2,235
Foreign dividends	68,684	13,662	-
Foreign tax credits	(62,815)	(21,647)	3,927
Impacts related to 2017 Tax Act (1)(2)	—	(44,889)	19,180
Changes in uncertain tax positions	921	983	(6,139)
Other — net	(5,216)	(2,423)	(2,461)
Income taxes	$103,819	$79,358	$95,429

(1)

The amount for the year ended December 31, 2018 includes a one-time charge to true-up deferred taxes of $1,913 and a reduction in deferred tax assets with regard to foreign tax credit carryforwards of $17,267.

(2)

The amount for the year ended December 31, 2017 includes a one-time benefit due to re-measurement of net deferred tax liabilities using a lower U.S. corporate tax rate and a reassessment of permanently reinvested earnings of ($79,834),  a deemed repatriation tax of $14,512, and a reduction in deferred tax assets with regard to foreign tax credit carryforwards of $20,433.

As of December 31, 2018, all earnings invested offshore subject to the Tax Act have been included in the transition tax. As of December 31, 2018, the Company had approximately $415,323 of accumulated undistributed earnings and profits, approximately $373,768 of which was subject to the one-time transition tax pursuant to the Tax Act. Any additional tax due on the repatriation of previously taxed earnings would generally be foreign withholding and U.S. state income taxes. The Company does not intend to repatriate these offshore earnings and profits, and therefore has not recorded any deferred taxes on such earnings. The Company considers any excess of the amount for financial reporting over the tax basis of its investment in its foreign subsidiaries to be indefinitely reinvested. At this time, the determination of deferred tax liabilities on this amount is not practicable.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Deferred Income Taxes

The tax effects of significant temporary differences and tax loss and tax credit carryforwards comprising the net long-term deferred income tax liabilities as of December 31, 2017 and 2018 consisted of the following:

	December 31,
	2017	2018
Deferred liabilities:
Theatre properties and equipment	$147,208	$158,797
Intangible asset — other	30,770	33,561
Intangible asset — tradenames	72,967	73,261
Investment in partnerships	67,449	63,217
Total deferred liabilities	318,394	328,836
Deferred assets:
Deferred lease expenses	14,714	13,464
Exchange loss	220	1,306
Deferred revenue - NCM	85,816	70,688
Capital lease obligations	67,369	63,895
Tax impact of items in accumulated other comprehensive income	—	2,237
Other tax loss carryforwards	15,564	15,608
Other tax credit carryforwards	38,436	42,989
Other expenses, not currently deductible for tax purposes	13,801	26,776
Total deferred assets	235,920	236,963
Net deferred income tax liability before valuation allowance	82,474	91,873
Valuation allowance against deferred assets – non-current	35,246	54,725
Net deferred income tax liability	$117,720	$146,598
Net deferred tax (asset) liability — Foreign	$3,073	$(5,449)
Net deferred tax liability — U.S.	114,647	152,047
Total	$117,720	$146,598

A significant portion of our foreign tax credit carryforwards expire in 2023.  Some foreign net operating losses expired in 2018; however, some losses may be carried forward indefinitely. State net operating losses may be carried forward for periods of between five and twenty years with the last expiring year being 2037.

The Company’s valuation allowance changed from $35,246 at December 31, 2017 to $54,725 at December 31, 2018 (see Note 21). The increase was a result of recently issued guidance for the Tax Act and the impact on the estimated usage of foreign tax credit carryforwards before their expiration.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Uncertain Tax Positions

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties, for the years ended December 31, 2016, 2017 and 2018:

	Year Ended December 31,
	2016	2017	2018
Balance at January 1,	$17,133	$17,403	$18,266
Gross increases - tax positions in prior periods	13	92	—
Gross decreases - tax positions in prior periods	—	(12)	(143)
Gross increases - current period tax positions	923	265	424
Settlements	(924)	(177)	(7,191)
Foreign currency translation adjustments	258	695	(795)
Balance at December 31,	$17,403	$18,266	$10,561

The Company had $20,231 and $13,953 of unrecognized tax benefits, including interest and penalties, as of December 31, 2017 and 2018, respectively. Of these amounts, $20,231 and $13,953  represent the amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate for the years ended December 31, 2017 and 2018, respectively. The Company had $5,288 and $3,390 accrued for interest and penalties as of December 31, 2017 and 2018, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in certain state and foreign jurisdictions and are routinely under audit by many different tax authorities. The Company believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. The Company is no longer subject to income tax audits from the Internal Revenue Service for years before 2015. Additionally, the Company began and concluded an audit from the Internal Revenue Service for the year 2016, with no changes.  The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2014. The Company is no longer subject to non-U.S. income tax examinations by tax authorities in its major non-U.S. tax jurisdictions for years before 2005.

The Company is currently under audit in the non-U.S. tax jurisdiction of Brazil. The Company concluded an audit in Chile in 2018 and recorded a tax benefit of $6,802.

18.	COMMITMENTS AND CONTINGENCIES

Leases — The Company conducts a significant part of its theatre operations in leased properties under noncancelable leases with terms generally ranging from 10 to 25 years. In addition to the minimum annual lease payments, some of the leases provide for contingent rentals based on operating results of the theatre and some require the payment of taxes, insurance and other costs applicable to the property. The Company can renew, at its option, a substantial portion of the leases at defined or then market rental rates for various periods. Some leases also provide for escalating rent payments throughout the lease term. A liability for deferred lease expenses of $40,929 and $39,235 at December 31, 2017 and 2018, respectively, has been provided to account for lease expenses on a straight-line basis, where lease payments are not made on such a basis. Theatre rent expense was as follows:

	Year Ended December 31,
	2016	2017	2018
Fixed rent expense	$242,927	$247,908	$248,543
Contingent rent and other facility lease expenses	78,367	80,289	74,773
Total facility lease expense	$321,294	$328,197	$323,316

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Future minimum lease payments under noncancelable operating and capital leases at December 31, 2018 are as follows(1):

	Operating	Capital
	Leases	Leases
2019	$253,323	$42,434
2020	242,336	41,502
2021	230,396	34,589
2022	204,628	32,462
2023	176,802	28,534
Thereafter	677,091	166,375
Total	$1,784,576	345,896
Amounts representing interest payments		(86,364)
Present value of future minimum payments		259,532
Current portion of capital lease obligations		(27,065)
Capital lease obligations, less current portion		$232,467

(1)  Represents amounts before the adoption of ASC Topic 842 – Leases.  See Note 2 for discussion of the expected impact of adoption.

Employment Agreements — As of December 31, 2018, the Company had employment agreements with Lee Roy Mitchell, Mark Zoradi, Sean Gamble, Valmir Fernandes and Michael Cavalier. The employment agreements are subject to automatic extensions for a one year period, unless the employment agreements are terminated. The base salaries stipulated in the employment agreements are subject to review at least annually during the term of the agreements for increase (but not decrease) by the Company’s Compensation Committee. Management personnel subject to these employment agreements are eligible to receive annual cash incentive bonuses upon the Company meeting certain performance targets established by the Compensation Committee within the first 90 days of the fiscal year.

Effective February 20, 2018, the Company and Mr. Zoradi amended his employment agreement extending the term to December 31, 2019.

Effective January 2, 2018, Robert Carmony, Executive Vice President – Innovation, retired from the Company and his employment agreement was terminated.

Retirement Savings Plan — The Company has a 401(k) retirement savings plan (“401(k) Plan”) for the benefit of all eligible employees and makes matching contributions as determined annually in accordance with the 401(k) Plan. Employer matching contribution payments of $6,380 and $5,076 were made during 2017 and 2018, respectively. A liability of approximately $1,374 was recorded at December 31, 2018 for employer contribution payments to be made in 2019 for the remaining amounts owed for plan year 2018.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Silken Brown v. Cinemark USA, Inc., Case No. 3:13cv05669, In the United States District Court for the Northern District of California, San Francisco Division. The case presents putative class action claims for penalties and attorney's fees arising from alleged violations of the California wage statement law.  The claim is also asserted as a representative action under the California Private Attorney General Act (PAGA) for penalties. The Court granted class certification. The company denies the claims, denies that class certification is appropriate, denies that the plaintiff has standing to assert the claims alleged and is vigorously defending against the claims.  The company denies the claims, denies that class certification is appropriate, denies that the plaintiff has standing to assert the claims alleged and is vigorously defending against the claims.  The Company denies any violation of law; however, to avoid the cost and uncertainty associated with litigation the Company and the plaintiff entered into a Joint Stipulation of Class Action Settlement and Release of Claims (the “Settlement Agreement”) to fully and finally dismiss all claims that would be brought in the case.  The Settlement Agreement must be approved by the Court. During the year ended December 31, 2018, the Company recorded a litigation reserve based on the proposed Settlement Agreement in loss on disposal of assets and other on the consolidated income statement.

Flagship Theatres of Palm Desert, LLC d/b/a Cinemas Palme D’Or v. Century Theatres, Inc., and Cinemark USA, Inc.; Superior Court of the State of California, County of Los Angeles.  Plaintiff in this case alleges that the Company violated California antitrust and unfair competition laws by engaging in “circuit dealing” with various motion picture distributors and tortuously interfered with Plaintiff’s business relationships.  Plaintiff seeks compensatory damages, trebling of those damages under California law, punitive damages, injunctive relief, attorneys’ fees, costs and interest.  Plaintiff also alleges that the Company’s conduct ultimately resulted in closure of its theatre in June 2016.  The Company denied the allegations.  In 2008, the Company moved for summary judgment on Plaintiff’s claims, arguing primarily that clearances between the theatres at issue were lawful and that Plaintiff lacked proof sufficient to support certain technical elements of its antitrust claims.  The trial court granted that motion and dismissed Plaintiff’s claims.  Plaintiff appealed and, in 2011, the Court of Appeal reversed, holding, among other things, that Plaintiff’s claims were not about the illegality of clearances but were focused, instead, on “circuit dealing.”  Having re-framed the claims in that manner, the Court of Appeal held that the trial court’s decision to limit discovery to the market where the theatres at issue operated was an error, as “circuit dealing” necessarily involves activities in different markets.  Upon return to the trial court, the parties engaged in additional, broadened discovery related to Plaintiff’s “circuit dealing” claim.  Thereafter, the Company moved again for summary judgment on all of Plaintiff’s claims.  That new motion for summary judgment was pending when, on or about April 11, 2014, the trial court granted the Company’s motion for terminating sanctions and entered a judgment dismissing the case with prejudice.  Plaintiff then appealed that second dismissal, seeking to have the judgment reversed and the case remanded to the trial court.  The Court of Appeal issued a ruling on May 24, 2016, reversing the granting of terminating sanctions and instead imposed a lesser evidentiary and damages preclusion sanction.  The case returned to the trial court on October 6, 2016.  On May 10, 2018, after a five-week jury trial, the jury found no liability on one circuit dealing claim and awarded Plaintiff damages on the other claim, which are tripled for antitrust damage awards.  Plaintiff would also be entitled to certain court costs and to seek at least some portion of its attorney’s fees.  During the year ended December 31, 2018, the Company recorded a litigation reserve based on an estimate of the jury award, which is reflected in loss on disposal of assets and other on the consolidated income statement.  The trial court denied a motion for a judgment notwithstanding the verdict and a motion for a new trial. The Company intends to appeal the judgment.  Although the Company denies that it engaged in any form of circuit dealing, it cannot predict the outcome of its pending motions or future appeals.

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

The Company manages its international market and its U.S. market as separate reportable operating segments, with the international segment consisting of operations in Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenues. The Company uses Adjusted EBITDA, as shown in the reconciliation table below, because we believe it provides management and investors with additional information to measure the Company’s performance and liquidity, estimate the Company’s value and evaluate the Company’s ability to service debt. In addition, the Company uses Adjusted EBITDA for incentive compensation purposes.  The Company does not report asset information by segment because that information is not used to evaluate Company performance or allocate resources between segments.

Below is a breakdown of select financial information by reportable operating segment:

	Year Ended December 31,
	2016	2017	2018
Revenues
U.S.	$2,230,693	$2,236,237	$2,551,719
International	701,573	769,436	682,778
Eliminations	(13,501)	(14,126)	(12,762)
Total revenues	$2,918,765	$2,991,547	$3,221,735
Adjusted EBITDA (1)
U.S.	$548,413	$558,182	$648,576
International	157,690	165,576	132,941
Total Adjusted EBITDA	$706,103	$723,758	$781,517
Capital expenditures
U.S.	$242,271	$321,040	$270,870
International	84,637	59,822	75,203
Total capital expenditures	$326,908	$380,862	$346,073

(1)	Distributions from equity investees are reported entirely within the U.S. operating segment.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Year Ended December 31,
	2016	2017	2018
Net income	$256,827	$266,019	$215,305
Add (deduct):
Income taxes	103,819	79,358	95,429
Interest expense (1)	108,313	105,918	109,994
Loss on debt amendments and refinancing	13,445	521	1,484
Other income (2)	(44,813)	(43,127)	(18,472)
Other cash distributions from equity investees (3)	21,916	25,973	30,143
Depreciation and amortization	209,071	237,513	261,162
Impairment of long-lived assets	2,836	15,084	32,372
Loss on disposal of assets and other	20,459	22,812	38,702
Deferred lease expenses	(990)	(1,268)	(1,320)
Amortization of long-term prepaid rents	1,826	2,274	2,382
Share based awards compensation expense	13,394	12,681	14,336
Adjusted EBITDA	$706,103	$723,758	$781,517

(1)	Includes amortization of debt issue costs.
(2)	Includes interest income, foreign currency exchange gain (loss), interest expense – NCM and equity in income of affiliates and excludes distributions from NCM.
(3)	Includes distributions received from equity investees that were recorded as a reduction of the respective investment balances.

Financial Information About Geographic Area

Below is a breakdown of select financial information by geographic area:

	Year Ended December 31,
	2016	2017	2018
Revenues
U.S.	$2,230,693	$2,236,237	$2,551,719
Brazil	304,407	341,485	283,009
Other international countries	397,166	427,951	399,769
Eliminations	(13,501)	(14,126)	(12,762)
Total	$2,918,765	$2,991,547	$3,221,735

	December 31, 2017	December 31, 2018
Theatre Properties and Equipment-net
U.S.	$1,439,168	$1,479,603
Brazil	179,669	140,570
Other international countries	209,217	212,960
Total	$1,828,054	$1,833,133

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

20.	RELATED PARTY TRANSACTIONS

The Company manages theatres for Laredo Theatres, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is the Company’s Chairman of the Board and directly and indirectly owns approximately 8% of the Company’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $506, $586 and $654 of management fee revenues during the years ended December 31, 2016, 2017 and 2018, respectively. All such amounts are included in the Company’s consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC to use, on occasion, a private aircraft owned by Copper Beech Capital, LLC. Copper Beech Capital, LLC is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech Capital, LLC the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip.  For the years ended December 31, 2016, 2017 and 2018, the aggregate amounts paid to Copper Beech Capital, LLC for the use of the aircraft was approximately $110, $131 and $68, respectively.

The Company holds events for its employees and their families at Pinstack, an entertainment facility, at various times throughout the year.  Pinstack is majority-owned by Mr. Mitchell and his wife, Tandy Mitchell.  In connection with the event, the Company paid Pinstack approximately $70, $36 and $5 during the years ended December 31, 2016, 2017 and 2018, respectively.

The Company currently leases 14 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of the Company’s directors and is an officer of the general partner of Syufy. Of these 15 leases, 14 have fixed minimum annual rent. The one lease without minimum annual rent has rent based upon a specified percentage of gross sales as defined in the lease. For the years ended December 31, 2016, 2017 and 2018, the Company paid total rent of approximately $21,124, $22,483 and $23,447, respectively, to Syufy.

The Company has a 50% voting interest in FE Concepts, a joint venture with AWSR, an entity owned by Lee Roy Mitchell and Tandy Mitchell.  FE Concepts will develop and operate a family entertainment center that offers bowling, gaming, movies and other amenities.  See Note 7 for further discussion.

21.	VALUATION AND QUALIFYING ACCOUNTS

The Company’s valuation allowance for deferred tax assets for the years ended December 31, 2016, 2017 and 2018 were as follows:

Valuation Allowance for Deferred Taxes
Balance at January 1, 2016	$50,636
Additions	483
Deductions	(36,595)
Balance at December 31, 2016	$14,524
Additions	21,347
Deductions	(625)
Balance at December 31, 2017	$35,246
Additions (1)	22,005
Deductions	(2,526)
Balance at December 31, 2018	$54,725

(1)A valuation allowance was provided against certain deferred tax assets arising from carryforwards of unused foreign tax credit benefits.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

22.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$779,610	$751,195	$710,748	$749,994	$2,991,547
Operating income	$131,193	$98,221	$74,175	$88,693	$392,282
Net income	$80,194	$51,810	$38,540	$95,475	$266,019
Net income attributable to Cinemark Holdings, Inc.	$79,728	$51,239	$38,139	$95,074	$264,180
Net income per share attributable to Cinemark Holdings, Inc.’s common stockholders:
Basic	$0.68	$0.44	$0.33	$0.82	$2.26
Diluted	$0.68	$0.44	$0.33	$0.82	$2.26

	2018 (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$779,971	$889,053	$754,235	$798,476	$3,221,735
Operating income	$102,242	$126,668	$82,738	$76,703	$388,351
Net income	$62,177	$82,464	$50,621	$20,043	$215,305
Net income attributable to Cinemark Holdings, Inc.	$62,021	$82,135	$50,228	$19,443	$213,827
Net income per share attributable to Cinemark Holdings, Inc.’s common stockholders:
Basic	$0.53	$0.70	$0.43	$0.17	$1.83
Diluted	$0.53	$0.70	$0.43	$0.17	$1.83

(1) See Note 3 for discussion of the adoption of ASC 606 and its impact on the income statement beginning in 2018.

23.	SUBSEQUENT EVENTS

On February 22, 2019, the Company’s board of directors approved a cash dividend for the fourth quarter of 2018 of $0.34 per share of common stock payable to stockholders of record on March 8, 2019. The dividend will be paid on March 22, 2019.

*****

SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CINEMARK HOLDINGS, INC.

PARENT COMPANY BALANCE SHEETS

(In thousands, except share data)

	December 31,	December 31,
	2017	2018
Assets
Cash and cash equivalents	$132	$6
Prepaid assets and other	—	11
Investment in subsidiaries	1,409,605	1,464,803
Total assets	$1,409,737	$1,464,820

Liabilities and equity

Liabilities
Accrued other current liabilities, including accounts payable to subsidiaries	$15,208	$20,165
Other long-term liabilities	734	917
Total liabilities	15,942	21,082
Commitments and contingencies (see Note 6)
Equity
Common stock, $0.001 par value: 300,000,000 shares authorized, 121,000,903 shares issued and 116,475,033 shares outstanding at December 31, 2017 and 121,456,721 shares issued and 116,830,530 shares outstanding at December 31, 2018	121	121
Additional paid-in-capital	1,141,088	1,155,424
Treasury stock, 4,525,870 and 4,626,191 shares, at cost, at December 31, 2017 and December 31, 2018, respectively	(76,354)	(79,259)
Retained earnings	582,222	686,459
Accumulated other comprehensive loss	(253,282)	(319,007)
Total equity	1,393,795	1,443,738
Total liabilities and equity	$1,409,737	$1,464,820

The accompanying notes are an integral part of the condensed financial information of the registrant.

CINEMARK HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2016, 2017 and 2018

(in thousands)

	2016	2017	2018
Revenues	$—	$—	$—
Cost of operations	2,717	2,367	2,535
Operating loss	(2,717)	(2,367)	(2,535)
Other income	—	6	22
Loss before income taxes and equity in income of subsidiaries	(2,717)	(2,361)	(2,513)
Income taxes	1,033	897	605
Equity in income of subsidiaries, net of taxes	256,775	265,644	215,735
Net income	$255,091	$264,180	$213,827

The accompanying notes are an integral part of the condensed financial information of the registrant.

CINEMARK HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2016, 2017 and 2018

(In thousands)

	2016	2017	2018
Net income	$255,091	$264,180	$213,827
Other comprehensive income (loss), net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes of $138, $0 and $1,243, net of settlements	234	-	(3,851)
Other comprehensive income (loss) in equity method investments	89	248	(139)
Foreign currency translation adjustments	26,361	(4,966)	(62,253)
Total other comprehensive income (loss), net of tax	26,684	(4,718)	(66,243)
Comprehensive income attributable to Cinemark Holdings, Inc.	$281,775	$259,462	$147,584

The accompanying notes are an integral part of the condensed financial information of the registrant.

CINEMARK HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2016, 2017 and 2018

(in thousands)

	2016	2017	2018
Operating Activities
Net income	$255,091	$264,180	$213,827
Adjustments to reconcile net income to cash provided by operating activities:
Share based awards compensation expense	981	857	920
Equity in income of subsidiaries	(256,775)	(265,644)	(215,735)
Changes in other assets and liabilities	8,188	4,164	4,509
Net cash provided by operating activities	7,485	3,557	3,521
Investing Activities
Dividends received from subsidiaries	124,900	134,500	148,750
Net cash provided by investing activities	124,900	134,500	148,750
Financing Activities
Dividends paid to stockholders	(125,490)	(135,079)	(149,492)
Payroll taxes paid as a result of noncash stock option exercises and restricted stock withholdings	(6,834)	(2,943)	(2,905)
Net cash used for financing activities	(132,324)	(138,022)	(152,397)
Increase (decrease) in cash and cash equivalents	61	35	(126)
Cash and cash equivalents:
Beginning of period	36	97	132
End of period	$97	$132	$6

The accompanying notes are an integral part of the condensed financial information of the registrant.

CINEMARK HOLDINGS, INC.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

In thousands, except share and per share data

1.	BASIS OF PRESENTATION

Cinemark Holdings, Inc. conducts substantially all of its operations through its subsidiaries. These statements should be read in conjunction with the Company’s consolidated financial statements and notes included elsewhere in this annual report on Form 10-K. There are significant restrictions over Cinemark Holdings, Inc.’s ability to obtain funds from its subsidiaries through dividends, loans or advances as contained in Cinemark USA, Inc.’s senior secured credit facility and the indentures to each of the 4.875% Senior Notes and the 5.125% Senior Notes (collectively referred to herein as the “Notes”). These condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of Cinemark Holdings, Inc.’s subsidiaries under each of the debt agreements previously noted exceeds 25 percent of the consolidated net assets of Cinemark Holdings, Inc. As of December 31, 2018, the restricted net assets totaled approximately $1,155,042 and $1,174,247 under the senior secured credit facility and the Notes, respectively. See Note 11 to the Company’s consolidated financial statements included elsewhere in this annual report on Form 10-K.

2.	DIVIDEND PAYMENTS

Below is a summary of dividends declared for the fiscal periods indicated.

			Amount per Share of	Total
Declaration Date	Record Date	Payable Date	Common Stock (1)	Dividends (2)
2/24/2016	3/7/2016	3/18/2016	$0.27	$31,544
5/26/2016	6/8/2016	6/22/2016	0.27	31,459
8/18/2016	8/31/2016	9/13/2016	0.27	31,473
11/16/2016	12/2/2016	12/16/2016	0.27	31,568
		Total	$1.08	$126,044
2/23/2017	3/8/2017	3/20/2017	$0.29	$33,912
5/25/2017	6/8/2017	6/22/2017	0.29	33,904
8/10/2017	8/31/2017	9/13/2017	0.29	33,911
11/17/2017	12/1/2017	12/15/2017	0.29	33,910
		Total	$1.16	$135,637
2/23/2018	3/8/2018	3/22/2018	$0.32	$37,471
5/25/2018	6/8/2018	6/22/2018	$0.32	37,523
8/23/2018	9/4/2018	9/18/2018	$0.32	37,530
11/15/2018	12/4/2018	12/18/2018	$0.32	37,592
		Total	$1.28	$150,116
(1)

Beginning with the dividend declared on February 23, 2017, the Company’s board of directors raised the quarterly dividend to $0.29 per common share.  Beginning with the dividend declared on February 23, 2018, the Company’s board of directors raised the quarterly dividend to $0.32 per common share.

(2)	Of the dividends recorded during 2016, 2017 and 2018, $554, $558 and $624, respectively, were related to outstanding restricted stock units and will not be paid until such units vest.
3.	DIVIDENDS RECEIVED FROM SUBSIDIARIES

During the years ended December 31, 2016, 2017 and 2018, Cinemark Holdings, Inc. received cash dividends of $124,900, $134,500 and $148,750, respectively, from its subsidiary, Cinemark USA, Inc.

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

Cinemark Holdings, Inc.’s capital stock along with its long-term incentive plan and related activity are discussed in Note 15 of the Company’s consolidated financial statements included elsewhere in this annual report on Form 10-K.

6.	COMMITMENTS AND CONTINGENCIES

Cinemark Holdings, Inc. has no direct commitments and contingencies, but its subsidiaries do. See Note 18 of the Company’s consolidated financial statements included elsewhere in this annual report on Form 10-K

*****