Form 10-Q
period 2019-06-30
Cinemark Holdings, Inc.
filed 2019-08-02
CIK 1385280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, 117,151,671 shares of common stock were issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$511,392	$426,222
Inventories	21,761	19,319
Accounts receivable	103,985	95,084
Current income tax receivable	4,267	3,288
Prepaid expenses and other	21,146	15,117
Total current assets	662,551	559,030

Theatre properties and equipment	3,261,831	3,404,150
Less: accumulated depreciation and amortization	1,545,184	1,571,017
Theatre properties and equipment, net	1,716,647	1,833,133

Operating lease right-of-use assets	1,429,451	—
Other assets
Goodwill	1,286,549	1,276,324
Intangible assets - net	324,189	330,910
Investment in NCM	268,709	275,592
Investments in and advances to affiliates	164,176	156,766
Long-term deferred tax asset	8,910	9,028
Deferred charges and other assets - net	41,066	41,055
Total other assets	2,093,599	2,089,675
Total assets	$5,902,248	$4,481,838

Liabilities and equity
Current liabilities
Current portion of long-term debt	$7,984	$7,984
Current portion of operating lease obligations	215,060	—
Current portion of finance and capital lease obligations	15,233	27,065
Current income tax payable	22,627	12,179
Current liability for uncertain tax positions	225	573
Accounts payable and accrued expenses	439,066	426,888
Total current liabilities	700,195	474,689
Long-term liabilities
Long-term debt, less current portion	1,771,984	1,772,627
Operating lease obligations, less current portion	1,274,599	—
Finance and capital lease obligations, less current portion	130,311	232,467
Long-term deferred tax liability	162,653	155,626
Long-term liability for uncertain tax positions	13,732	13,380
Deferred lease expenses	—	39,235
Deferred revenue - NCM	280,964	287,349
Other long-term liabilities	40,091	50,348
Total long-term liabilities	3,674,334	2,551,032
Commitments and contingencies (see Note 18)
Equity
Cinemark Holdings, Inc.'s stockholders' equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 121,850,082 shares issued and 117,151,771 shares outstanding at June 30, 2019 and 121,456,721 shares issued and 116,830,530 shares outstanding at December 31, 2018	122	121
Additional paid-in-capital	1,162,070	1,155,424
Treasury stock, 4,698,311 and 4,626,191 shares, at cost, at June 30, 2019 and December 31, 2018, respectively	(81,506)	(79,259)
Retained earnings	757,226	686,459
Accumulated other comprehensive loss	(322,633)	(319,007)
Total Cinemark Holdings, Inc.'s stockholders' equity	1,515,279	1,443,738
Noncontrolling interests	12,440	12,379
Total equity	1,527,719	1,456,117
Total liabilities and equity	$5,902,248	$4,481,838

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Admissions	$521,072	$508,870	$916,612	$961,494
Concession	345,282	305,306	596,606	567,078
Other	91,402	74,877	159,261	140,452
Total revenues	957,756	889,053	1,672,479	1,669,024

Cost of operations
Film rentals and advertising	294,705	287,206	504,782	528,121
Concession supplies	62,717	51,033	105,788	91,857
Salaries and wages	108,910	100,344	205,046	193,502
Facility lease expense	89,480	81,190	175,093	163,281
Utilities and other	122,696	115,602	233,333	225,034
General and administrative expenses	44,324	43,031	82,300	85,415
Depreciation and amortization	64,573	64,290	129,035	128,685
Impairment of long-lived assets	12,494	2,788	18,078	3,379
Loss on disposal of assets and other	1,805	16,901	5,604	20,840
Total cost of operations	801,704	762,385	1,459,059	1,440,114

Operating income	156,052	126,668	213,420	228,910

Other income (expense)
Interest expense	(24,929)	(28,466)	(50,070)	(55,581)
Loss on debt amendments and refinancing	—	—	—	(1,484)
Interest income	3,468	2,862	6,159	5,100
Foreign currency exchange loss	(401)	(5,199)	(379)	(3,821)
Distributions from NCM	2,146	3,424	6,694	9,782
Interest expense - NCM	(4,732)	(4,913)	(9,514)	(9,892)
Equity in income of affiliates	8,439	6,414	18,843	15,050
Total other expense	(16,009)	(25,878)	(28,267)	(40,846)

Income before income taxes	140,043	100,790	185,153	188,064
Income taxes	38,182	18,326	50,099	43,423
Net income	$101,861	$82,464	$135,054	$144,641
Less: Net income attributable to noncontrolling interests	890	329	1,355	485
Net income attributable to Cinemark Holdings, Inc.	$100,971	$82,135	$133,699	$144,156

Weighted average shares outstanding
Basic	116,325	116,091	116,253	115,988
Diluted	116,548	116,268	116,524	116,238

Earnings per share attributable to Cinemark Holdings, Inc.'s common stockholders
Basic	$0.86	$0.70	$1.14	$1.23
Diluted	$0.86	$0.70	$1.14	$1.23

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$101,861	$82,464	$135,054	$144,641
Other comprehensive income (loss), net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes of $1,905 and $2,974, net of settlements	(5,902)	—	(9,213)	—
Other comprehensive income (loss) in equity method investments	(22)	(116)	(93)	20
Foreign currency translation adjustments	4,925	(56,248)	5,680	(56,044)
Total other comprehensive loss, net of tax	(999)	(56,364)	(3,626)	(56,024)
Total comprehensive income, net of tax	100,862	26,100	131,428	88,617
Comprehensive income attributable to noncontrolling interests	(890)	(329)	(1,355)	(485)
Comprehensive income attributable to Cinemark Holdings, Inc.	$99,972	$25,771	$130,073	$88,132

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net income	$135,054	$144,641
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	126,551	126,981
Amortization of intangible and other assets and favorable/unfavorable leases	2,484	1,704
Amortization of long-term prepaid rents	—	1,236
Amortization of debt issue costs	2,655	2,913
Loss on debt amendments and refinancing	—	1,484
Amortization of deferred revenues, deferred lease incentives and other	(8,020)	(10,762)
Impairment of long-lived assets	18,078	3,379
Share based awards compensation expense	6,646	6,878
Loss on disposal of assets and other	5,604	20,840
Non-cash rent expense	(2,150)	—
Deferred lease expenses	—	(932)
Equity in income of affiliates	(18,843)	(15,050)
Deferred income tax expenses	5,840	7,669
Distributions from equity investees	19,665	16,255
Changes in assets and liabilities and other	10,015	(27,333)
Net cash provided by operating activities	303,579	279,903

Investing activities
Additions to theatre properties and equipment	(115,169)	(162,589)
Acquisition of theatres in the U.S. and international markets, net of cash acquired	(10,170)	(11,508)
Proceeds from sale of theatre properties and equipment and other	153	2,135
Investment in joint ventures and other, net	—	(19,467)
Net cash used for investing activities	(125,186)	(191,429)

Financing activities
Dividends paid to stockholders	(79,620)	(74,723)
Payroll taxes paid as a result of stock withholdings	(2,247)	(2,905)
Repayments of long-term debt	(3,298)	(3,298)
Payment of debt issue costs	—	(5,103)
Fees paid related to debt amendments	—	(704)
Payments on finance and capital leases	(7,131)	(12,377)
Other	(1,294)	—
Net cash used for financing activities	(93,590)	(99,110)

Effect of exchange rate changes on cash and cash equivalents	367	(7,199)

Increase (decrease) in cash and cash equivalents	85,170	(17,835)

Cash and cash equivalents:
Beginning of period	426,222	522,547
End of period	$511,392	$504,712

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

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2018, included in the Annual Report on Form 10-K filed February 28, 2019 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be achieved for the full year.

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

Equipment Leases - The Company has certain equipment operating leases primarily including projectors, trash compactors and various other equipment used in the day-to-day operation of the business.  Certain of the leases require fixed lease payments to be made over the duration of the lease term, while others are variable in nature based on usage or sales.  Certain of these leases are month-to-month, while others are noncancelable with terms generally ranging from 5 to 12 years.  The Company’s equipment lease agreements do not contain any residual value guarantees or restrictive covenants.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table represents the operating and finance right-of-use assets and lease liabilities as of June 30, 2019.

		As of
Leases	Classification	June 30, 2019
Assets (1)
Operating lease assets	Operating lease assets	$1,429,451
Finance lease assets	Theatre properties and equipment, net of accumulated depreciation and amortization (2)	122,759
Total lease assets		$1,552,210

Liabilities (1)
Current
Operating	Current portion of operating lease obligations	$215,060
Finance	Current portion of finance lease obligations	15,233
Noncurrent
Operating	Operating lease obligations, less current portion	1,274,599
Finance	Finance lease obligations, less current portion	130,311
Total lease liabilities		$1,635,203

(1)

The operating lease right-of-use assets and liabilities recorded on the Company’s condensed consolidated balance sheet generally do not include renewal options that have not yet been exercised.  The Company does not consider a lease renewal as reasonably certain until immediately before the necessary notification is provided to the landlord.

(2)	Finance lease assets are net of accumulated amortization of $54,243 as of June 30, 2019.

As of June 30, 2019, the Company had signed lease agreements with total noncancelable lease payments of approximately $215,998 related to theatre leases that had not yet commenced.  The timing of lease commencement is dependent on the completion of construction of the related theatre facility.  Additionally, these amounts are based on estimated square footage and costs to construct each facility and may be subject to adjustment upon final completion of each construction project.  In accordance with ASC Topic 842, fixed minimum lease payments related to these theatres are not included in the right-of-use assets and lease liabilities as of June 30, 2019.  There were no significant noncancelable lease agreements signed, but not yet commenced, related to equipment leases.

The following table represents the Company’s aggregate lease costs, by lease classification, for the three and six months ended June 30, 2019.

		Three Months Ended	Six Months Ended
Lease Cost	Classification	June 30, 2019	June 30, 2019
Operating lease costs
Equipment (1)	Utilities and other	$1,861	$3,604
Theatres (2)(3)	Facility lease expense	89,849	174,634
Total operating lease costs		$91,710	$178,238

Finance lease costs
Amortization of leased assets	Depreciation and amortization	$3,739	$7,479
Interest on lease liabilities	Interest expense	1,984	4,005
Total finance lease costs		$5,723	$11,484
(1)	Includes approximately $736 and $1,356 of short-term lease payments for the three and six months ended June 30, 2019, respectively.
(2)

Includes approximately $20,344 and $35,618 of variable lease payments based on a change in index, such as CPI or inflation, variable payments based on revenues or attendance and variable common area maintenance costs for the three and six months ended June 30, 2019

(3)	Approximately $382 and $784 of lease payments are included in general and administrative expenses primarily related to office leases for the three and six months ended June 30, 2019, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table represents the maturity of lease liabilities, by lease classification, as of June 30, 2019.

	Operating	Finance
Years Ending	Leases	Leases	Total
2019	$141,043	$11,150	$152,193
2020	275,089	22,373	297,462
2021	257,560	18,661	276,221
2022	227,987	17,925	245,912
2023	196,942	17,236	214,178
After 2023	697,076	101,109	798,185
Total lease payments	$1,795,697	$188,454	$1,984,151
Less: Interest	306,038	42,910	348,948
Present value of lease liabilities	$1,489,659	$145,544	$1,635,203

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

The following table represents the weighted-average remaining lease term and discount rate, disaggregated by lease classification, as of June 30, 2019.

As of
Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease term (years) (1)
Operating leases - equipment	4.4
Operating leases - theatres	8.1
Finance leases - equipment	6.1
Finance leases - theatres	10.7

Weighted-average discount rate (2)
Operating leases - equipment	4.3%
Operating leases - theatres	4.8%
Finance leases - equipment	5.5%
Finance leases - theatres	5.3%
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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table represents the minimum cash lease payments included in the measurement of lease liabilities and the non-cash addition of right-of-use assets for the six months ended June 30, 2019.

Six Months Ended
Other Information	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Cash outflows for operating leases	$141,264
Cash outflows for finance leases - operating activities	$3,893
Cash outflows for finance leases - financing activities	$7,131
Non-cash amount of leased assets obtained in exchange for:
Operating lease liabilities - theatres	$37,582
Operating lease liabilities - equipment	$339
Finance lease liabilities	$—

4.	Revenue Recognition

The Company’s patrons have the option to purchase movie tickets well in advance of a movie showtime or right before the movie showtime, or at any point in between those two timeframes depending on seat availability.  The Company recognizes such admissions revenues when the showtime for a purchased movie ticket has passed.  Concession revenues are recognized when sales are made at the registers.  Other revenues primarily consist of screen advertising, promotional income and transactional fees. Screen advertising revenues are recognized over the period that the related advertising is delivered on-screen or in-theatre.  The Company sells gift cards and discount ticket vouchers, the proceeds from which are recorded as current liabilities.  Revenues for gift cards and discount ticket vouchers are recognized when they are redeemed for movie tickets or concession items.  The Company offers a subscription program in the U.S. whereby patrons can pay a monthly fee to receive a monthly credit for use towards a future movie ticket purchase.  The Company records the monthly subscription program fees as current liabilities and records admissions revenues when the showtime for a movie ticket purchased with a credit has passed.  The Company also has loyalty programs in many of its locations that either have a prepaid annual membership fee or award points to customers as purchases are made.  For those loyalty programs that have an annual membership fee, the Company recognizes the fee collected as other revenues over the term of the membership.  For those loyalty programs that award points to customers based on their purchases, the Company records a portion of the original transaction proceeds as liabilities based on the number of reward points issued to customers and recognizes the deferred revenues when the customer redeems such points.  Advances collected on long-term screen advertising, concession and other contracts are recorded as deferred revenues. In accordance with the terms of the agreements, the advances collected on such contracts are recognized during the period in which the Company satisfies the related performance obligations, which may differ from the period in which the advances are collected. These advances are recognized on either a straight-line basis over the term of the contracts or as the Company has met its performance obligations in accordance with the terms of the contracts.

Accounts receivable as of June 30, 2019 included approximately $42,745 of receivables related to contracts with customers.  The Company did not record any assets related to the costs to obtain or fulfill a contract with customers during the six months ended June 30, 2019.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Disaggregation of Revenue

The following table presents revenues for the three and six months ended June 30, 2019 and 2018, disaggregated based on major type of good or service and by reportable operating segment.

	Three Months Ended			Six Months Ended
	June 30, 2019			June 30, 2019
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Admissions revenues	$406,923	$114,149	$521,072	$715,762	$200,850	$916,612
Concession revenues	274,926	70,356	345,282	474,312	122,294	596,606
Screen advertising and promotional revenues	22,302	19,101	41,403	42,882	33,139	76,021
Other revenues	38,775	11,224	49,999	64,786	18,454	83,240
Total revenues	$742,926	$214,830	$957,756	$1,297,742	$374,737	$1,672,479

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Admissions revenues	$408,863	$100,007	$508,870	$758,215	$203,279	$961,494
Concession revenues	249,618	55,688	305,306	453,368	113,710	567,078
Screen advertising and promotional revenues	21,051	15,446	36,497	39,230	29,715	68,945
Other revenues	29,542	8,838	38,380	54,604	16,903	71,507
Total revenues	$709,074	$179,979	$889,053	$1,305,417	$363,607	$1,669,024
(1)	U.S. segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 16 for additional information on intercompany eliminations.

The following table presents revenues for the three and six months ended June 30, 2019 and 2018, disaggregated based on timing of revenue recognition.

	Three Months Ended			Six Months Ended
	June 30, 2019			June 30, 2019
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$718,582	$192,422	$911,004	$1,250,765	$335,531	$1,586,296
Goods and services transferred over time	24,344	22,408	46,752	46,977	39,206	86,183
Total	$742,926	$214,830	$957,756	$1,297,742	$374,737	$1,672,479

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$686,463	$161,350	$847,813	$1,262,289	$327,499	$1,589,788
Goods and services transferred over time	22,611	18,629	41,240	43,128	36,108	79,236
Total	$709,074	$179,979	$889,053	$1,305,417	$363,607	$1,669,024

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

(1)	U.S. segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 16 for additional information on intercompany eliminations.

Deferred Revenues

The following table presents changes in the Company’s deferred revenues for the six months ended June 30, 2019.

	Deferred Revenue - NCM	Other Deferred Revenues (1)	Total
Balance at January 1, 2019	$287,349	$106,075	$393,424
Amounts recognized as accounts receivable	—	13,091	13,091
Cash received from customers in advance	—	88,864	88,864
Common units received from NCM (see Note 8)	1,552	—	1,552
Revenue recognized during period	(7,937)	(96,026)	(103,963)
Foreign currency translation adjustments	—	(261)	(261)
Balance at June 30, 2019	$280,964	$111,743	$392,707
(1)

Includes liabilities associated with outstanding gift cards and SuperSavers, points or rebates outstanding under the Company’s loyalty and membership programs and revenues not yet recognized for screen advertising and other promotional activities. Classified as accounts payable and accrued expenses or other long-term liabilities on the condensed consolidated balance sheet.

The table below summarizes the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of June 30, 2019 and when the Company expects to recognize this revenue.

	Twelve Months Ended June 30,
Remaining Performance Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Deferred revenue - NCM	$15,906	$15,917	$15,917	$15,917	$15,917	$201,390	$280,964
Deferred revenue - other	105,284	6,163	200	96	—	—	111,743
Total	$121,190	$22,080	$16,117	$16,013	$15,917	$201,390	$392,707

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

As a result of the significant financing component on deferred revenue - NCM, the Company recognized incremental screen advertising revenue and an offsetting interest expense of $4,732 and $4,913 during the three months ended June 30, 2019 and 2018, respectively, and $9,514 and $9,892 for the six months ended June 30, 2019 and 2018, respectively. The interest expense was calculated using the Company’s incremental borrowing rates at the time when the cash and each tranche of common units were received from NCM, which ranged from 4.4% to 8.0%.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table presents computations of basic and diluted earnings per share under the two-class method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to Cinemark Holdings, Inc.	$100,971	$82,135	$133,699	$144,156
Earnings allocated to participating share-based awards (1)	(656)	(465)	(779)	(817)
Net income attributable to common stockholders	$100,315	$81,670	$132,920	$143,339

Denominator (shares in thousands):
Basic weighted average common stock outstanding	116,325	116,091	116,253	115,988
Common equivalent shares for restricted stock units	223	177	271	250
Diluted common equivalent shares	116,548	116,268	116,524	116,238

Basic earnings per share attributable to common stockholders	$0.86	$0.70	$1.14	$1.23
Diluted earnings per share attributable to common stockholders	$0.86	$0.70	$1.14	$1.23

(1)

For the three months ended June 30, 2019 and 2018, a weighted average of approximately 763 and 676 shares of restricted stock, respectively, were considered participating securities.  For the six months ended June 30, 2019 and 2018, a weighted average of approximately 685 and 663 shares of restricted stock, respectively, were considered participating securities.

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

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt using the market approach, which utilizes quoted market prices that fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by ASC 820, Fair Value Measurement (“ASC Topic 820”). The carrying value of the Company’s long-term debt was $1,806,013 and $1,809,311 as of June 30, 2019 and December 31, 2018, respectively, excluding unamortized debt discounts and debt issue costs. The fair value of the Company’s long-term debt was $1,819,089 and $1,774,066 as of June 30, 2019 and December 31, 2018, respectively.

Interest Rate Swap Agreements

The Company is currently a party to three interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the Company’s term loan debt and that qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on the Company’s condensed consolidated balance sheet as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive loss. The changes in fair value are reclassified from accumulated other comprehensive loss into earnings in the same period that the hedged items affect earnings. The valuation technique used to determine fair value is the income approach and under this approach, the Company uses projected future interest rates as provided by counterparty to the interest rate swap agreement and the fixed rates that the Company is obligated to pay under the agreement. Therefore, the Company’s measurements use significant unobservable inputs, which fall in Level 3 of the U.S. GAAP hierarchy as defined by FASB ASC Topic 820-10-35. See Note 13 for a summary of unrealized gains or losses recorded in accumulated other comprehensive loss.

Below is a summary of the Company’s interest rate swap agreements designated as cash flow hedges as of June 30, 2019:

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

					Estimated
					Fair Value at
Notional					June 30,
Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	2019 (1)
$175,000	December 31, 2018	2.75%	1-Month LIBOR	December 31, 2022	$6,679
$137,500	December 31, 2018	2.77%	1-Month LIBOR	December 31, 2022	5,364
$137,500	December 31, 2018	2.75%	1-Month LIBOR	December 31, 2022	5,237
				Total	$17,280
(1)

Approximately $4,119 of the total is included in accounts payable and accrued expenses and $13,161 is included in other long-term liabilities on the condensed consolidated balance sheet as of June 30, 2019.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

7.	Equity

Below is a summary of changes in stockholders’ equity attributable to Cinemark Holdings, Inc., noncontrolling interests and total equity for the three and six months ended June 30, 2019 and 2018:

	Common Stock	Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Cinemark Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2019	$121	$(79,259)	$1,155,424	$686,459	$(319,007)	$1,443,738	$12,379	$1,456,117
Cumulative effect of change in accounting principle, net of taxes of $6,054 (see Note 3)	—	—	—	16,985	—	16,985	—	16,985
Issuance of share based awards and share based awards compensation expense	—	—	2,970	—	—	2,970	—	2,970
Stock withholdings related to share based awards that vested during the three months ended March 31, 2019	—	(1,947)	—	—	—	(1,947)	—	(1,947)
Dividends paid to stockholders, $0.34 per common share (1)	—	—	—	(39,797)	—	(39,797)	—	(39,797)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(1,000)	(1,000)
Dividends accrued on unvested restricted stock unit awards (1)	—	—	—	(108)	—	(108)	—	(108)
Net income	—	—	—	32,728	—	32,728	465	33,193
Other comprehensive loss in equity method investees	—	—	—	—	(71)	(71)	—	(71)
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	(3,311)	(3,311)	—	(3,311)
Foreign currency translation adjustments	—	—	—	—	755	755	—	755
Balance at March 31, 2019	121	(81,206)	1,158,394	696,267	(321,634)	1,451,942	11,844	1,463,786
Issuance of share based awards and share based awards compensation expense	1	—	3,676	—	—	3,677	—	3,677
Stock withholdings related to share based awards that vested during the three months ended June 30, 2019	—	(300)	—	—	—	(300)	—	(300)
Dividends paid to stockholders, $0.34 per common share (1)	—	—	—	(39,823)	—	(39,823)	—	(39,823)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(294)	(294)
Dividends accrued on unvested restricted stock unit awards (1)	—	—	—	(189)	—	(189)	—	(189)
Net income	—	—	—	100,971	—	100,971	890	101,861
Other comprehensive loss in equity method investees	—	—	—	—	(22)	(22)	—	(22)
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	(5,902)	(5,902)	—	(5,902)
Foreign currency translation adjustments	—	—	—	—	4,925	4,925	—	4,925
Balance at June 30, 2019	$122	$(81,506)	$1,162,070	$757,226	$(322,633)	$1,515,279	$12,440	$1,527,719

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	Common Stock	Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Cinemark Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2018	$121	$(76,354)	$1,141,088	$582,222	$(253,282)	$1,393,795	$11,893	$1,405,688
Cumulative effect of change in accounting principle, net of taxes of $13,079	—	—	—	40,526	—	40,526	—	40,526
Issuance of share based awards and share based awards compensation expense	—	—	3,426		—	3,426	—	3,426
Stock withholdings related to share based awards that vested during the three months ended March 31, 2018	—	(2,695)	—	—	—	(2,695)	—	(2,695)
Dividends paid to stockholders, $0.32 per common share (1)	—	—	—	(37,346)	—	(37,346)	—	(37,346)
Dividends accrued on unvested restricted stock unit awards (1)	—	—	—	(125)	—	(125)	—	(125)
Net income	—	—	—	62,021	—	62,021	156	62,177
Other comprehensive loss in equity method investees	—	—	—	—	136	136	—	136
Foreign currency translation adjustments	—	—	—	—	204	204	—	204
Balance at March 31, 2018	121	(79,049)	1,144,514	647,298	(252,942)	1,459,942	12,049	1,471,991
Issuance of share based awards and share based awards compensation expense	—	—	3,452	—	—	3,452	—	3,452
Stock withholdings related to share based awards that vested during the three months ended June 30, 2018	—	(210)	—	—	—	(210)	—	(210)
Dividends paid to stockholders, $0.32 per common share (1)	—	—	—	(37,377)	—	(37,377)	—	(37,377)
Dividends accrued on unvested restricted stock unit awards (1)	—	—	—	(146)	—	(146)	—	(146)
Net income	—	—	—	82,135	—	82,135	329	82,464
Other comprehensive loss in equity method investees	—	—	—	—	(116)	(116)	—	(116)
Foreign currency translation adjustments	—	—	—	—	(56,248)	(56,248)	—	(56,248)
Balance at June 30, 2018	$121	$(79,259)	$1,147,966	$691,910	$(309,306)	$1,451,432	$12,378	$1,463,810

(1) Below is a summary of dividends paid to stockholders and accrued on unvested restricted stock unit awards during the six months ended June 30, 2019 and 2018:

			Amount per Share
Declaration Date	Record Date	Payable Date	of Common Stock	Total
2/22/2019	3/8/2019	3/22/2019	$0.34	$39,905
5/23/2019	6/8/2019	6/24/2019	0.34	40,012
		Total	$0.68	$79,917

2/23/2018	3/8/2018	3/22/2018	$0.32	$37,471
5/25/2018	6/8/2018	6/22/2018	0.32	37,523
		Total	$0.64	$74,994

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

8.	Investment in National CineMedia

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

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

	Investment in NCM	Deferred Revenue	Distributions from NCM	Equity in Earnings	Other Revenue	Interest Expense - NCM (2)	Cash Received
Balance as of January 1, 2019	$275,592	$(287,349)
Receipt of common units due to annual common unit adjustment ("CUA")	1,552	(1,552)	—	—	—	—	—
Revenues earned under ESA (1) (2)	—	—	—	—	(15,754)	9,514	6,240
Receipt of excess cash distributions	(11,123)	—	(5,535)	—	—	—	16,658
Receipt of cash under tax receivable agreement	(2,324)	—	(1,159)	—	—	—	3,483
Equity in earnings	5,012	—	—	(5,012)	—	—	—
Amortization of deferred revenue	—	7,937	—	—	(7,937)	—	—
Balance as of and for the six months ended June 30, 2019	$268,709	$(280,964)	$(6,694)	$(5,012)	$(23,691)	$9,514	$26,381

(1)

Amount includes the per patron and per digital screen theatre access fees due to the Company, net of amounts paid to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $5,884.

(2)	Reflects impact of significant financing component related to amounts received in advance under the ESA and CUA agreements. See Note 4.

During the three months ended June 30, 2019 and 2018, the Company recorded equity in earnings of $617 and $495, respectively. During the six months ended June 30, 2019 and 2018, the Company recorded equity in earnings of $5,012 and $4,511, respectively.

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

During March 2019, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, on March 29, 2019, the Company received an additional 219,056 common units of NCM, each of which is convertible into one share of NCMI common stock. The Company recorded the additional common units received at estimated fair value with a corresponding adjustment to deferred revenue of approximately $1,552. The fair value of the common units received was estimated based on the market price of NCMI common stock at the time the common units were determined, adjusted for volatility associated with the estimated time period it would take to convert the common units and register the respective shares.  The deferred revenue is recognized on a straight-line basis over the remaining term of the ESA.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

As of June 30, 2019, the Company owned a total of 39,737,700 common units of NCM, representing an ownership interest of approximately 25%. The estimated fair value of the Company’s investment in NCM was approximately $260,679 based on the price of NCMI common stock as of June 28, 2019 of $6.56 per share (Level 1 input as defined in FASB ASC Topic 820).

Below is summary financial information for NCM for the periods indicated (financial information as of and for the three months ended June 27, 2019 is not yet available).

	Three Months Ended	Three Months Ended	Six Months Ended
	March 28, 2019	June 28, 2018	June 28, 2018
Total revenues	$76,900	$113,700	$193,900
Operating income	$10,900	$40,200	$51,200
Net income (loss)	$(2,900)	$25,000	$22,000

	As of	As of
	March 28, 2019	December 27, 2018
Current assets	$119,200	$172,700
Noncurrent assets	$746,000	$726,800
Current liabilities	$63,400	$115,200
Noncurrent liabilities	$950,000	$924,900
Members deficit	$(148,200)	$(140,600)

9.	Other Investments

Below is a summary of activity for each of the Company’s other investments for the six months ended June 30, 2019:

	DCIP	AC JV, LLC	DCDC	FE Concepts	Other	Total
Balance at January 1, 2019	$125,252	$5,266	$2,255	$19,918	$4,075	$156,766
Cash distributions received	(5,218)	(1,000)	—	—	—	(6,218)
Equity in income	11,167	2,150	532	(18)	—	13,831
Equity in other comprehensive loss	(93)	—	—	—	—	(93)
Other	—	—	—	—	(110)	(110)
Balance at June 30, 2019	$131,108	$6,416	$2,787	$19,900	$3,965	$164,176

Digital Cinema Implementation Partners LLC (“DCIP”)

On February 12, 2007, the Company, AMC and Regal (the “Exhibitors”) entered into a joint venture known as DCIP to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. On March 10, 2010, DCIP and its subsidiaries completed an initial financing transaction to enable the purchase, deployment and leasing of digital projection systems to the Exhibitors under equipment lease and installation agreements.  On March 31, 2011, DCIP obtained incremental financing necessary to complete the deployment of digital projection systems.  DCIP also entered into long-term Digital Cinema Deployment Agreements (“DCDAs”) with six major motion picture studios pursuant to which Kasima LLC, one of DCIP’s subsidiaries, receives a virtual print fee ("VPF") each time the studio books a film or certain other content on the leased digital projection systems. Other content distributors entered into similar DCDAs that provide for the payment of VPFs for bookings of the distributor's content on a leased digital projection system.  The DCDAs end on the earlier to occur of (i) the tenth anniversary of the "mean deployment date" for all digital projection systems scheduled to be deployed over a period of up to five years, or (ii) the date DCIP achieves "cost recoupment", each as defined in the DCDAs.  Cost recoupment occurs when revenues attributable to the digital projection systems exceed the financing, deployment, administration and other costs associated with the purchase of the digital projection systems.  DCIP expects cost recoupment to occur during late 2020.  Pursuant to the operating agreement between the Exhibitors and DCIP, DCIP will begin to distribute excess cash to the Exhibitors once its outstanding debt is paid off, which is expected to occur during 2019.

As of June 30, 2019, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is summary financial information for DCIP for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Gross revenues	$48,007	$42,521	$85,671	$83,554
Operating income	$30,573	$25,049	$50,781	$48,494
Net income	$28,475	$22,169	$46,960	$43,703

	As of
	June 30, 2019	December 31, 2018
Current assets	$65,824	$57,907
Noncurrent assets	$634,805	$684,545
Current liabilities	$67,479	$67,408
Noncurrent liabilities	$57,157	$125,596
Members' equity	$575,993	$549,448

As of June 30, 2019, the Company had 3,866 digital projection systems being leased under the master equipment lease agreement with Kasima LLC, which is an indirect subsidiary of DCIP and a related party to the Company. The Company had the following transactions with DCIP, reflected in utilities and other costs on the condensed consolidated statements of income, during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Equipment lease payments	$1,131	$1,243	$2,252	$2,460
Warranty reimbursements from DCIP	$(2,951)	$(2,617)	$(5,889)	$(5,118)
Management service fees	$152	$184	$310	$378

AC JV, LLC

During December 2013, the Company, Regal, AMC (the “AC Founding Members”) and NCM entered into a series of agreements that resulted in the formation of AC JV, LLC (“AC”), a joint venture that owns “Fathom Events” formerly operated by NCM.  The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators, including concerts, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. The Company paid event fees to AC of $8,475 and $6,763 for the six months ended June 30, 2019 and 2018, respectively, which are included in film rentals and advertising costs on the condensed consolidated statements of income.  Additionally, the remaining outstanding balance of a note payable from the Company to NCM, related to the formation of AC, was $1,389 as of June 30, 2019.

Digital Cinema Distribution Coalition

Digital Cinema Distribution Coalition (“DCDC”) is a joint venture among the Company, Universal, Warner Bros., AMC and Regal.  DCDC operates a satellite distribution network that distributes all digital content to U.S. theatres via satellite. The Company has an approximate 14.6% ownership in DCDC. The Company paid approximately $508 and $461 to DCDC during the six months ended June 30, 2019 and 2018, respectively, related to content delivery services provided by DCDC.  These fees are included in film rentals and advertising costs on the condensed consolidated statements of income.

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

Treasury Stock — Treasury stock represents shares of common stock repurchased or withheld by the Company and not yet retired. The Company has applied the cost method in recording its treasury shares.  Below is a summary of the Company’s treasury stock activity for the six months ended June 30, 2019:

	Number of
	Treasury
	Shares	Cost
Balance at January 1, 2019	4,626,191	$79,259
Restricted stock withholdings (1)	57,456	2,247
Restricted stock forfeitures	14,664	—
Balance at June 30, 2019	4,698,311	$81,506

(1)

The Company withheld restricted shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting in restricted stock and restricted stock units.  The Company determined the number of shares to be withheld based upon market values ranging from $36.81 to $40.32 per share.

As of June 30, 2019, the Company had no plans to retire any shares of treasury stock.

Restricted Stock – During the six months ended June 30, 2019, the Company granted 305,287 shares of restricted stock to its directors and employees. The fair value of the restricted stock granted was determined based on the market value of the Company’s common stock on the dates of grant, which ranged from $36.77 to $41.61 per share. The Company assumed forfeiture rates for the restricted stock awards that ranged from 0% to 10%.  The restricted stock awards vest over periods ranging from one to four years. The recipients of restricted stock are entitled to receive non-forfeitable dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock activity for the six months ended June 30, 2019:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2019	704,353	$38.68
Granted	305,287	$37.41
Vested	(198,711)	$41.38
Forfeited	(14,664)	$37.31
Outstanding at June 30, 2019	796,265	$37.55
Unvested restricted stock at June 30, 2019	796,265	$37.55

	Six Months Ended June 30,
	2019	2018
Compensation expense recognized during the period	$4,869	$4,798
Fair value of restricted shares that vested during the period	$7,630	$7,815
Income tax benefit recognized upon vesting of restricted stock awards	$1,473	$1,751

As of June 30, 2019, the estimated remaining unrecognized compensation expense related to unvested restricted stock awards was $22,680 and the weighted average period over which this remaining compensation expense will be recognized is approximately three years.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Restricted Stock Units – During the six months ended June 30, 2019, the Company granted restricted stock units representing 306,651 hypothetical shares of common stock to employees. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the two fiscal year periods ending December 31, 2020 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain adjustments as specified by the Compensation Committee prior to the grant date. The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity and vest on a prorata basis according to the IRR achieved by the Company during the performance period. If the IRR for the two-year period is at least 6%, which is the threshold, one-third of the maximum restricted stock units vest. If the IRR for the two-year period is at least 8%, which is the target, two-thirds of the maximum restricted stock units vest. If the IRR for the two-year period is at least 14%, which is the maximum, 100% of the maximum restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. Further, as an example, if the Company achieves an IRR equal to 11%, the number of restricted stock units that shall vest will be greater than the target but less than the maximum number that would have vested had the Company achieved the highest IRR.  All restricted stock units granted during 2019 will vest subject to an additional two-year service requirement and will be paid in the form of common stock if the participant continues to provide services through the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments from the grant date if, and at the time that, the restricted stock unit awards vest.

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the six months ended June 30, 2019 at each of the three target levels of financial performance (excluding forfeiture assumptions):

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

	Six Months Ended June 30,
	2019	2018
Number of restricted stock unit awards that vested during the period	88,074	127,084
Fair value of restricted stock unit awards that vested during the period	$3,550	$4,846
Accumulated dividends paid upon vesting of restricted stock unit awards	$375	$501
Compensation expense recognized during the period	$1,777	$2,080
Income tax benefit recognized upon vesting of restricted stock unit awards	$170	$740

During the six months ended June 30, 2019, the Company modified the performance target levels for the restricted stock unit awards granted during February 2017 and February 2018 for all participants other than certain executive officers.  The modification adjusted the threshold, target and maximum IRR levels from 7.0%, 9.5% and 13.0%, respectively, to 6.0%, 8.0% and 14.0%, respectively.  The Company accounted for the change in performance measures as modifications of each award, and recorded a reduction to compensation expense of $132 during the three months ended March 31, 2019.  Simultaneous with the modification of the restricted stock unit awards granted during February 2017, the Company determined that the final IRR reached for the respective measurement period was 9.3%, which resulted in a reduction in compensation expense of approximately $563.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

As of June 30, 2019, the estimated remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $12,380. The weighted average period over which this remaining compensation expense will be recognized is approximately three years. As of June 30, 2019, the Company had restricted stock units outstanding that represented a total of 554,529 hypothetical shares of common stock, net of forfeitures, assuming an IRR of 7.2% was achieved for the 2016 grants, an IRR of 9.3% was achieved for the 2017 grants, and the maximum IRR level is achieved for all other grants outstanding.
11.	Goodwill and Other Intangible Assets

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2019 (1)	$1,174,041	$102,283	$1,276,324
Theatres acquired in the US and Brazil (2)	8,570	869	9,439
Foreign currency translation adjustments	—	786	786
Balance at June 30, 2019 (1)	$1,182,611	$103,938	$1,286,549

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.
(2)

Amount represents preliminary purchase price allocation for two theatres acquired in the U.S. during 2019 and the final purchase price allocation adjustment for theatres acquired in Brazil during 2018.

The Company evaluates goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable.  The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. Management considers the reporting unit to be each of its nineteen regions in the U.S. and seven countries internationally with Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala considered one reporting unit (the Company does not have goodwill recorded for all of its international locations).  For the year ended December 31, 2018, the Company performed a quantitative goodwill impairment assessment on all reporting units, in accordance with ASC Topic 350-20-35.  No events or changes in circumstances occurred during the six months ended June 30, 2019 that indicated the carrying value of goodwill might exceed its estimated fair value.

Intangible assets consisted of the following:

	Balance at January 1, 2019	Impact of Adoption of ASC Topic 842 (1)	Amortization	Other (2)	Balance at June 30, 2019
Intangible assets with finite lives:
Gross carrying amount	$105,256	$(18,024)	$—	$(2,106)	$85,126
Accumulated amortization	(74,603)	13,597	(2,463)	2,130	(61,339)
Total net intangible assets with finite lives	$30,653	$(4,427)	$(2,463)	$24	$23,787

Intangible assets with indefinite lives:
Tradename and other	300,257	―	―	145	300,402
Total intangible assets — net	$330,910	$(4,427)	$(2,463)	$169	$324,189

(1)	See Note 3 for further discussion of the impact of adoption of ASC Topic 842.
(2)

Amount represents the write-off of fully amortized intangible assets related to non-compete agreements, the acquisition of tradeable liquor licenses, fair values allocated to intangible assets acquired as part of acquisitions of two theatres in the U.S. and foreign currency translation adjustments.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

For the year ended December 31, 2018, the Company performed a quantitative assessment for all definite and indefinite-lived tradename assets.  No events or changes in circumstances occurred during the six months ended June 30, 2019 that indicated the carrying value of its tradename assets might exceed their estimated fair values.

Estimated aggregate future amortization expense for intangible assets is as follows:

For the six months ended December 31, 2019	$2,394
For the twelve months ended December 31, 2020	4,358
For the twelve months ended December 31, 2021	2,447
For the twelve months ended December 31, 2022	2,333
For the twelve months ended December 31, 2023	2,307
Thereafter	9,948
Total	$23,787

12.	Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. See discussion of the Company’s long-lived asset impairment evaluation process in Note 1 to the Company’s financial statements as included in its 2018 Annual Report on Form 10-K.  As noted in the discussion, fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the six months ended June 30, 2019 and 2018. As of June 30, 2019, the estimated aggregate fair value of the long-lived assets impaired during the six months ended June 30, 2019 was $23,037.

The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

Below is a summary of impairment charges for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
U.S. theatre properties and equipment	$1,044	$1,187	$2,252	$1,778
U.S. operating lease right-of-use assets	8,047	—	8,047	—
International theatre properties and equipment	1,775	1,601	6,151	1,601
International operating lease right-of-use assets	1,628	—	1,628	—
Total	$12,494	$2,788	$18,078	$3,379

13.	Fair Value Measurements

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

Level 2 – other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

Level 3 – unobservable and should be used to measure fair value to the extent that observable inputs are not available.

Below is a summary of liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of June 30, 2019:

	Carry	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities (1)	$(17,280)	$—	$—	$(17,280)

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

(1)	See further discussion of interest rate swaps at Note 6.

Below is a summary of liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of December 31, 2018:

	Carry	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities (1)	$(5,093)	$—	$—	$(5,093)
(1)	See further discussion of interest rate swaps at Note 6.

Below is a reconciliation of the beginning and ending balance for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Liabilities (1)
2019
Beginning balance - January 1	$5,093
Total loss included in accumulated other comprehensive loss	12,782
Settlements included in interest expense	(595)
Ending balance - June 30	$17,280

(1) Represents interest rate swap liabilities.  See further discussion of interest rate swaps at Note 6.

The Company uses the market approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 11 and Note 12). See additional explanation of fair value measurement techniques used for long-lived assets, goodwill and intangible assets in “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed February 28, 2019.  There were no changes in valuation techniques and there were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2019.
14.	Foreign Currency Translation

The accumulated other comprehensive loss account in stockholders’ equity of $322,633 and $319,007 as of June 30, 2019 and December 31, 2018, respectively, primarily includes cumulative foreign currency adjustments of $309,620 and $315,300, respectively, from translating the financial statements of the Company’s international subsidiaries and the cumulative changes in fair value of the Company’s interest rate swap agreements that are designated as hedges.

As of June 30, 2019, all foreign countries where the Company has operations, other than Argentina, are non-highly inflationary, and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.  The Company deemed Argentina to be highly inflationary beginning July 1, 2018.  A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity.  The financial information of the Company’s Argentina subsidiaries has been remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective beginning July 1, 2018.

Below is a summary of the impact of translating the June 30, 2019 financial statements of the Company’s international subsidiaries:

			Other Comprehensive Income (Loss) for the
	Exchange Rate as of		Six Months Ended
Country	June 30, 2019	December 31, 2018	June 30, 2019	June 30, 2018
Brazil	3.85	3.88	$1,664	$(34,511)
Argentina (1)	42.48	37.68	—	(16,896)
Chile	677.91	694.74	1,839	(580)
Peru	3.29	3.39	1,389	(4,372)
All other			788	315
			$5,680	$(56,044)
(1)

Beginning July 1, 2018, Argentina was deemed highly inflationary.  The impact of translating Argentina financial results to U.S. dollars, which was not significant, has been recorded in foreign currency exchange loss on the Company’s condensed consolidated statement of income.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

15.	Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Six Months Ended
	June 30,
	2019	2018
Cash paid for interest	$47,015	$51,562
Cash paid for income taxes, net of refunds received	$36,831	$28,477
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$(16,118)	$2,898
Interest expense - NCM (see Note 8)	$(9,514)	$(9,892)
Investment in NCM – receipt of common units (see Note 8)	$1,552	$5,012
Dividends accrued on unvested restricted stock unit awards	$(297)	$(271)

(1)	Additions to theatre properties and equipment included in accounts payable as of June 30, 2019 and December 31, 2018 were $20,886 and $37,004, respectively.
16.	Segments

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

Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
U.S.	$747,119	$712,483	$1,304,917	$1,312,128
International	214,830	179,979	374,737	363,607
Eliminations	(4,193)	(3,409)	(7,175)	(6,711)
Total revenues	$957,756	$889,053	$1,672,479	$1,669,024

Adjusted EBITDA
U.S.	$195,298	$188,411	$321,057	$344,255
International	49,440	33,192	$75,935	70,778
Total Adjusted EBITDA	$244,738	$221,603	$396,992	$415,033

Capital expenditures
U.S.	$45,591	$59,675	$97,930	$129,646
International	12,009	22,751	17,239	32,943
Total capital expenditures	$57,600	$82,426	$115,169	$162,589

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$101,861	$82,464	$135,054	$144,641
Add (deduct):
Income taxes	38,182	18,326	50,099	43,423
Interest expense (1) (2)	24,929	28,466	50,070	55,581
Other (income) expense (3)	(6,774)	836	(15,109)	(6,437)
Loss on debt amendments and refinancing	—	—	—	1,484
Other cash distributions from equity investees (4)	5,323	3,932	19,665	16,255
Depreciation and amortization (2)	64,573	64,290	129,035	128,685
Impairment of long-lived assets	12,494	2,788	18,078	3,379
Loss on disposal of assets and other	1,805	16,901	5,604	20,840
Non-cash rent expense (5)	(1,331)	—	(2,150)	—
Deferred lease expenses (2)	—	(449)	—	(932)
Amortization of long-term prepaid rents (2)	—	597	—	1,236
Share based awards compensation expense	3,676	3,452	6,646	6,878
Adjusted EBITDA (2)	$244,738	$221,603	$396,992	$415,033

(1)	Includes amortization of debt issue costs.
(2)	Amounts for the three and six months ended June 30, 2019 were impacted by the adoption of ASC Topic 842 and the resulting change in the classification of certain of the Company’s leases.
(3)	Includes interest income, foreign currency exchange loss, equity in income of affiliates and interest expense - NCM and excludes distributions from NCM.
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

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2019	2018	2019	2018
U.S.	$747,119	$712,483	$1,304,917	$1,312,128
Brazil	89,626	72,977	160,487	153,113
Other international countries	125,204	107,002	214,250	210,494
Eliminations	(4,193)	(3,409)	(7,175)	(6,711)
Total	$957,756	$889,053	$1,672,479	$1,669,024

	As of	As of
Theatre Properties and Equipment-net (1)	June 30, 2019	December 31, 2018
U.S.	$1,429,304	$1,479,603
Brazil	121,158	140,570
Other international countries	166,185	212,960
Total	$1,716,647	$1,833,133

(1) See Note 3 for discussion of impact of ASC Topic 842 on capital lease assets.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

17.	Related Party Transactions

The Company manages theatres for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is the Company’s Chairman of the Board of Directors and directly and indirectly owns approximately 8% of the Company’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $364 and $327 of management fee revenues during the six months ended June 30, 2019 and 2018, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC (“Copper Beech”) to use, on occasion, a private aircraft owned by Copper Beech. Copper Beech is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech for the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip.  For the six months ended June 30, 2019 and 2018, the aggregate amounts paid to Copper Beech for the use of the aircraft was $67 and $51, respectively.

The Company leases 14 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of the Company’s directors and is an officer of the general partner of Syufy. Of these 15 leases, 14 have fixed minimum annual rent. The one lease without minimum annual rent has rent based upon a specified percentage of gross sales as defined in the lease. For the six months ended June 30, 2019 and 2018, the Company paid total rent of approximately $14,356 and $12,980, respectively, to Syufy.  During 2019, the Company began providing digital equipment support to drive-in theatres owned by Syufy.  The Company billed approximately $36 related to these services during the six months ended June 2019.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Flagship Theatres of Palm Desert, LLC d/b/a Cinemas Palme D’Or v. Century Theatres, Inc., and Cinemark USA, Inc.; Superior Court of the State of California, County of Los Angeles.  Plaintiff in this case alleges that the Company violated California antitrust and unfair competition laws by engaging in “circuit dealing” with various motion picture distributors and tortuously interfered with Plaintiff’s business relationships.  Plaintiff seeks compensatory damages, trebling of those damages under California law, punitive damages, injunctive relief, attorneys’ fees, costs and interest.  Plaintiff also alleges that the Company’s conduct ultimately resulted in closure of its theatre in June 2016.  The Company denied the allegations.  In 2008, the Company moved for summary judgment on Plaintiff’s claims, arguing primarily that clearances between the theatres at issue were lawful and that Plaintiff lacked proof sufficient to support certain technical elements of its antitrust claims.  The trial court granted that motion and dismissed Plaintiff’s claims.  Plaintiff appealed and, in 2011, the Court of Appeal reversed, holding, among other things, that Plaintiff’s claims were not about the illegality of clearances but were focused, instead, on “circuit dealing.”  Having re-framed the claims in that manner, the Court of Appeal held that the trial court’s decision to limit discovery to the market where the theatres at issue operated was an error, as “circuit dealing” necessarily involves activities in different markets.  Upon return to the trial court, the parties engaged in additional, broadened discovery related to Plaintiff’s “circuit dealing” claim.  Thereafter, the Company moved again for summary judgment on all of Plaintiff’s claims.  That new motion for summary judgment was pending when, on or about April 11, 2014, the trial court granted the Company’s motion for terminating sanctions and entered a judgment dismissing the case with prejudice.  Plaintiff then appealed that second dismissal, seeking to have the judgment reversed and the case remanded to the trial court.  The Court of Appeal issued a ruling on May 24, 2016, reversing the granting of terminating sanctions and instead imposed a lesser evidentiary and damages preclusion sanction.  The case returned to the trial court on October 6, 2016.  On May 10, 2018, after a five-week jury trial, the jury found no liability on one circuit dealing claim and awarded Plaintiff damages on the other claim, which are tripled for antitrust damage awards.  Plaintiff would also be entitled to certain court costs and to seek at least some portion of its attorney’s fees.  During 2018, the Company recorded a litigation reserve based on the jury award and an estimate of court costs and attorney’s fees.  The trial court denied a motion for a judgment notwithstanding the verdict and a motion for a new trial. The Company has appealed the judgment.  Although the Company denies that it engaged in any form of circuit dealing, it cannot predict the outcome of its pending motions or future appeals.

Civil Investigative Demand. The Company received a Civil Investigative Demand (“CID”) from the Antitrust Division of the United States Department of Justice. The CID relates to an investigation under Sections 1 and 2 of the Sherman Act. The Company also received CIDs from the Antitrust Section of the Office of the Attorney General of the State of Ohio and later from other states regarding similar inquiries under state antitrust laws. The CIDs request the Company to answer interrogatories, and produce documents, or both, related to the investigation of matters including film clearances, potential coordination and/or communication with other major theatre circuits and related joint ventures.  The Company intends to fully cooperate with all federal and state government agencies. Although the Company does not believe that it has violated any federal or state antitrust or competition laws, it cannot predict the ultimate scope, duration or outcome of these investigations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. As of June 30, 2019, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 16 to our condensed consolidated financial statements.

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

Films leading the box office during the six months ended June 30, 2019 included Avengers: Endgame, Captain Marvel, Toy Story 4, Aladdin, John Wick: Chapter 3 – Parabellum, How to Train Your Dragon: The Hidden World and The Secret Life of Pets 2. Films scheduled for release during the remainder of 2019 include Star Wars: Episode IX, The Lion King, Frozen 2, It 2, Spider-Man: Far From Home, Jumanji: The Next Level and Joker, among other films.

Film rental costs are variable in nature and fluctuate with our admissions revenues. Film rental costs as a percentage of revenues are generally higher for periods in which more blockbuster films are released. The Company also receives virtual print fees from studios for certain of its international locations, which are included as a contra-expense in film rentals and advertising costs.  Advertising costs, which are expensed as incurred, are primarily related to campaigns for new and renovated theatres, loyalty and membership programs and brand advertising that vary depending on the timing of such campaigns.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating data (in millions):
Revenues
Admissions	$521.1	$508.9	$916.6	$961.5
Concession	345.3	305.3	596.6	567.1
Other	91.4	74.8	159.3	140.4
Total revenues	$957.8	$889.0	$1,672.5	$1,669.0
Cost of operations
Film rentals and advertising	294.7	287.1	504.8	528.1
Concession supplies	62.7	51.1	105.8	91.9
Salaries and wages	108.9	100.4	205.0	193.5
Facility lease expense	89.5	81.2	175.1	163.3
Utilities and other	122.7	115.6	233.3	225.0
General and administrative expenses	44.3	43.0	82.3	85.4
Depreciation and amortization	64.5	64.3	129.0	128.7
Impairment of long-lived assets	12.5	2.8	18.1	3.4
Loss on disposal of assets and other	1.8	16.9	5.6	20.8
Total cost of operations	801.6	762.4	1,459.0	1,440.1
Operating income	$156.2	$126.6	$213.5	$228.9

Operating data as a percentage of total revenues:
Revenues
Admissions	54.4%	57.2%	54.8%	57.6%
Concession	36.1%	34.3%	35.7%	34.0%
Other	9.5%	8.5%	9.5%	8.4%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations (1)
Film rentals and advertising	56.6%	56.4%	55.1%	54.9%
Concession supplies	18.2%	16.7%	17.7%	16.2%
Salaries and wages	11.4%	11.3%	12.3%	11.6%
Facility lease expense	9.3%	9.1%	10.5%	9.8%
Utilities and other	12.8%	13.0%	13.9%	13.5%
General and administrative expenses	4.6%	4.8%	4.9%	5.1%
Depreciation and amortization	6.7%	7.2%	7.7%	7.7%
Impairment of long-lived assets	1.3%	0.3%	1.1%	0.2%
Loss on disposal of assets and other	0.2%	1.9%	0.3%	1.2%
Total cost of operations	83.7%	85.8%	87.2%	86.3%
Operating income	16.3%	14.2%	12.8%	13.7%
Average screen count (month end average)	6,068	5,986	6,057	5,973
Total revenues per average screen (dollars)	$157,837	$148,522	$276,123	$279,428

(1)

All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended June 30, 2019 versus June 30, 2018

Revenues. Total revenues increased $68.8 million to $957.8 million for the three months ended June 30, 2019 (“second quarter of 2019”) from $889.0 million for the three months ended June 30, 2018 (“second quarter of 2018”). The table below, presented by reportable operating segment, summarizes our revenue performance and certain key performance indicators for the three months ended June 30, 2019 and 2018.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency (3)
	2019	2018	% Change	2019	2018	% Change	2019	% Change	2019	2018	% Change
Admissions revenues (1)	$407.0	$408.9	(0.5)%	$114.1	$100.0	14.1%	$136.2	36.2%	$521.1	$508.9	2.4%
Concession revenues (1)	$274.9	$249.6	10.1%	$70.4	$55.7	26.4%	$82.5	48.1%	$345.3	$305.3	13.1%
Other revenues (1)(2)	$61.1	$50.5	21.0%	$30.3	$24.3	24.7%	$37.0	52.3%	$91.4	$74.8	22.2%
Total revenues (1)(2)	$743.0	$709.0	4.8%	$214.8	$180.0	19.3%	$255.7	42.1%	$957.8	$889.0	7.7%
Attendance (1)	50.1	50.6	(1.0)%	30.1	25.8	16.7%			80.2	76.4	5.0%
Average ticket price (1)	$8.12	$8.08	0.5%	$3.79	$3.88	(2.3)%	$4.52	16.5%	$6.50	$6.66	(2.4)%
Concession revenues per patron (1)	$5.49	$4.93	11.4%	$2.34	$2.16	8.3%	$2.74	26.9%	$4.31	$4.00	7.7%

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
(3)

Constant currency revenue amounts, which are non-GAAP measurements, were calculated using the average exchange rate for the corresponding month for 2018. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time in accordance with U.S. GAAP. Significant changes in foreign currency exchange rates from one period to the next can result in meaningful variations in reported results.   We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance that excludes the impact of foreign currency fluctuations.

•

U.S. Admissions revenues decreased $1.9 million primarily due to a 1.0% decrease in attendance slightly offset by a 0.5% increase in average ticket price. The second quarter of 2018 experienced a record box office with five films grossing over $200 million compared to three titles at this level for the second quarter of 2019. The increase in average ticket price was primarily due to price increases, partially offset by a change in ticket type mix and the impact of the deferral of admissions revenues for loyalty points issued.  Concession revenues grew $25.3 million primarily due to an 11.4% increase in concession revenues per patron slightly offset by the 1.0% decrease in attendance. Concession revenues per patron grew primarily due to incremental sales of traditional concession products, continued expansion of concession offerings and price increases.  Other revenues increased $10.6 million primarily due to increases in transactional fees and promotional activity.

•

International. Admissions revenues grew $14.1 million as reported ($36.2 million in constant currency) primarily due to a 16.7% increase in attendance slightly offset by a 2.3% decrease in average ticket price (average ticket price increased 16.5% in constant currency).  Concession revenues grew $14.7 million as reported ($26.8 million in constant currency) primarily due to the 16.7% increase in attendance and an 8.3% increase in concession revenues per patron (concession revenues per patron increased 26.9% in constant currency).  Attendance increased due to the consumer appeal of films during the second quarter of 2019 compared to the second quarter of 2018, with Avengers: Endgame setting an all-time box office record in Latin American markets.  Average ticket price decreased, as reported, primarily due to the impact of changes in foreign currency exchange rates in certain countries in which we operate, partially offset by price increases.  Concession revenues per patron increased, as reported, primarily due to incremental sales, partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.  Other revenues grew $6.0 million as reported (increased $12.7 million in constant currency) due to increases in screen advertising and promotional revenues, partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.

Cost of Operations. The table below summarizes our theatre operating costs (in millions) by reportable operating segment for the three months ended June 30, 2019 and 2018.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2019	2018	2019	2018	Constant Currency (1) 2019	2019	2018
Film rentals and advertising	$237.6	$238.7	$57.1	$48.4	$68.3	$294.7	$287.1
Concession supplies	$47.0	$38.4	$15.7	$12.7	$18.4	$62.7	$51.1
Salaries and wages	$87.4	$79.4	$21.5	$21.0	$25.8	$108.9	$100.4
Facility lease expense	$64.7	$61.0	$24.8	$20.2	$28.5	$89.5	$81.2
Utilities and other	$89.3	$83.7	$33.4	$31.9	$40.0	$122.7	$115.6

(1)

Constant currency expense amounts, which are non-GAAP measurements were calculated using the average exchange rate for the corresponding month for 2018. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time in accordance with U.S. GAAP. Significant changes in foreign currency exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance that excludes the impact of foreign currency fluctuations.

•

U.S. Film rentals and advertising costs were $237.6 million, or 58.4% of admissions revenues, for the second quarter of 2019 compared to $238.7 million, or 58.4% of admissions revenues, for the second quarter of 2018. Concession supplies expense was $47.0 million, or 17.1% of concession revenues, for the second quarter of 2019 compared to $38.4 million, or 15.4% of concession revenues, for the second quarter of 2018. The increase in the concessions supplies rate was driven by the mix of concession products sold.

Salaries and wages increased to $87.4 million for the second quarter of 2019 from $79.4 million for the second quarter of 2018 primarily due to increases in minimum and other wage rates across many states in which we operate, as well as staffing for new theatres and varied in-theatre consumer initiatives. Facility lease expense increased to $64.7 million for the second quarter of 2019 from $61.0 million for the second quarter of 2018 primarily due to new theatres and an increase of $2.7 million from the impact of the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion).  Utilities and other costs increased to $89.3 million for the second quarter of 2019 from $83.7 million for the second quarter of 2018 primarily due to increased credit card processing fees, increased utilities costs and janitorial expenses.

•

International. Film rentals and advertising costs were $57.1 million ($68.3 million in constant currency), or 50.0% of admissions revenues, for the second quarter of 2019 compared to $48.4 million, or 48.4% of admissions revenues, for the second quarter of 2018. The increase in the film rentals and advertising rate was primarily due to an increased concentration of blockbuster titles in Latin American markets during the quarter, as well as a decrease in virtual print fees received from distributors as the costs of digital projectors become fully reimbursed. Concession supplies expense was $15.7 million ($18.4 million in constant currency), or 22.3% of concession revenues, for the second quarter of 2019 compared to $12.7 million, or 22.8% of concession revenues, for the second quarter of 2018.

Salaries and wages increased to $21.5 million ($25.8 million in constant currency) for the second quarter of 2019 compared to $21.0 million for the second quarter of 2018.  The as reported increase was due to increased local currency wages that were primarily driven by inflation, new theatres and limited flexibility in scheduling staff caused by shifting government regulations, partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.  Facility lease expense increased to $24.8 million ($28.5 million in constant currency) for the second quarter of 2019 compared to $20.2 million for the second quarter of 2018.  The as reported increase was driven by higher percentage rent associated with an increase in revenues, incremental rent from new theatres and a $3.0 million impact associated with the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion).  These increases were partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate. Utilities and other costs increased to $33.4 million ($40.0 million in constant currency) for the second quarter of 2019 compared to $31.9 million for the second quarter of 2018.  The as reported increase was primarily due to increased commissions as a result of increased screen advertising revenues, increased credit card processing fees and utilities costs, and were partly offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.

General and Administrative Expenses.  General and administrative expenses increased to $44.3 million for the second quarter of 2019 from $43.0 million for the second quarter of 2018. The increase was primarily due to increases in salaries and incentive compensation and were partly offset by lower legal and professional fees as well as the impact of changes in foreign currency exchange rates in certain countries in which we operate.

Depreciation and Amortization. Depreciation and amortization expense increased to $64.5 million during the second quarter of 2019 compared to $64.3 million during the second quarter of 2018. The increase was primarily due to theatre remodels and new theatres, offset by a $3.3 million impact from the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion).

Impairment of Long-Lived Assets.  We recorded asset impairment charges on assets held and used of $12.5 million during the second quarter of 2019 compared to $2.8 million during the second quarter of 2018. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. Impairment charges for the second quarter of 2019 impacted four countries and impairment charges for the second quarter of 2018 impacted three countries.  See Note 12 to our condensed consolidated financial statements.

Loss on Disposal of Assets and Other. We recorded a loss on disposal of assets and other of $1.8 million during the second quarter of 2019 compared to $16.9 million during the second quarter of 2018. Activity for the second quarter of 2019 was primarily due to the retirement of assets related to theatre remodels.  Activity for the second quarter of 2018 was primarily due to the retirement of assets related to theatre remodels and the accrual of a reserve for outstanding litigation (see Note 18 to the condensed consolidated financial statements).

Interest Expense.  Interest costs incurred, including amortization of debt issue costs, were $24.9 million during the second quarter of 2019 compared to $28.5 million during the second quarter of 2018.  The decrease was primarily due to a $2.8 million impact from the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion).

Distributions from NCM.  We recorded distributions from NCM of $2.1 million during the second quarter of 2019 compared to $3.4 million recorded during the second quarter of 2018, which were in excess of the carrying value of our Tranche 1 investment. See Note 8 to our condensed consolidated financial statements.

Interest expense – NCM.  We recorded non-cash interest expense of $4.7 million for the second quarter of 2019 compared to $4.9 million recorded during the second quarter of 2018, related to the significant financing component associated with certain of our agreements with NCM.  See Notes 4 and 8 to our condensed consolidated financial statements for further discussion.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $8.4 million during the second quarter of 2019 compared to $6.4 million during the second quarter of 2018. See Notes 8 and 9 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes. Income tax expense of $38.2 million was recorded for the second quarter of 2019 compared to $18.3 million recorded for the second quarter of 2018. The effective tax rate was approximately 27.3% for the second quarter of 2019 compared to 18.2% for the second quarter of 2018.  The effective tax rate for the second quarter of 2018 was impacted by a credit to tax expense of $7.1 million related to the settlement of audits in the non-U.S. tax jurisdiction of Chile.  Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Six months ended June 30, 2019 versus June 30, 2018

Revenues. Total revenues increased $3.5 million to $1,672.5 million for the six months ended June 30, 2019 (“2019 period”) from $1,669.0 million for the six months ended June 30, 2018 (“2018 period”). The table below, presented by reportable operating segment, summarizes our revenue performance and certain key performance indicators for the six months ended June 30, 2019 and 2018.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency (3)
	2019	2018	% Change	2019	2018	% Change	2019	% Change	2019	2018	% Change
Admissions revenues (1)	$715.8	$758.2	(5.6)%	$200.8	$203.3	(1.2)%	$242.6	19.3%	$916.6	$961.5	(4.7)%
Concession revenues (1)	$474.3	$453.4	4.6%	$122.3	$113.7	7.6%	$145.2	27.7%	$596.6	$567.1	5.2%
Other revenues (1)(2)	$107.7	$93.8	14.8%	$51.6	$46.6	10.7%	$64.3	38.0%	$159.3	$140.4	13.5%
Total revenues (1)(2)	$1,297.8	$1,305.4	(0.6)%	$374.7	$363.6	3.1%	$452.1	24.3%	$1,672.5	$1,669.0	0.2%
Attendance (1)	88.8	95.2	(6.7)%	53.7	49.7	8.0%			142.5	144.9	(1.7)%
Average ticket price (1)	$8.06	$7.96	1.3%	$3.74	$4.09	(8.6)%	$4.52	10.5%	$6.43	$6.64	(3.2)%
Concession revenues per patron (1)	$5.34	$4.76	12.2%	$2.28	$2.29	(0.4)%	$2.70	17.9%	$4.19	$3.91	7.2%

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
(3)

Constant currency revenue amounts, which are non-GAAP measurements, were calculated using the average exchange rate for the corresponding month for 2018. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time in accordance with U.S. GAAP. Significant changes in foreign currency exchange rates from one period to the next can result in meaningful variations in reported results.   We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance that excludes the impact of foreign currency fluctuations.

•

U.S. Admissions revenues decreased $42.4 million primarily due to a 6.7% decrease in attendance slightly offset by a 1.3% increase in average ticket price. The decrease in attendance was due to the relative consumer appeal of films during the 2019 period compared to the 2018 period. The increase in average ticket price was primarily due to price increases, partially offset by a change in ticket type mix.  Concession revenues grew $20.9 million primarily due to the 12.2% increase in concession revenues per patron, partially offset by the 6.7% decrease in attendance. Concession revenues per patron grew primarily due to incremental sales of traditional concession products, continued expansion of concession offerings and price increases.  Other revenues increased $13.9 million due to increases in transactional fees and promotional activity.

•

International. Admissions revenues decreased $2.5 million as reported (increased $39.3 million in constant currency) primarily due to an 8.6% decrease in average ticket price (average ticket price increased 10.5% in constant currency), partially offset by an 8.0% increase in attendance.  Concession revenues grew $8.6 million as reported ($31.5 million in constant currency) primarily due to the 8.0% increase in attendance, partially offset by a 0.4% decrease in concession revenues per patron (concession revenues per patron increased 17.9% in constant currency).  Attendance increased due to the consumer appeal of films during the 2019 period compared to the 2018 period, with Avengers: Endgame setting an all-time box office record in Latin American markets.  Average ticket price and concession revenues per patron decreased, as reported, primarily due to the impact of changes in foreign currency exchange rates in certain countries in which we operate.  Other revenues grew $5.0 million as reported ($17.7 million in constant currency) due to increases in screen advertising and promotional revenues, partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.

Cost of Operations. The table below summarizes our theatre operating costs (in millions) by reportable operating segment for the six months ended June 30, 2019 and 2018.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2019	2018	2019	2018	Constant Currency (1) 2019	2019	2018
Film rentals and advertising	$406.8	$431.6	$98.0	$96.5	$118.5	$504.8	$528.1
Concession supplies	$79.0	$66.9	$26.8	$25.0	$31.8	$105.8	$91.9
Salaries and wages	$164.2	$151.1	$40.8	$42.4	$49.9	$205.0	$193.5
Facility lease expense	$129.6	$122.0	$45.5	$41.3	$53.0	$175.1	$163.3
Utilities and other	$169.1	$162.7	$64.2	$62.3	$77.8	$233.3	$225.0

(1)

Constant currency expense amounts, which are non-GAAP measurements were calculated using the average exchange rate for the corresponding month for 2018. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time in accordance with U.S. GAAP. Significant changes in foreign currency exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance that excludes the impact of foreign currency fluctuations.

•

U.S. Film rentals and advertising costs were $406.8 million, or 56.8% of admissions revenues, for the 2019 period compared to $431.6 million, or 56.9% of admissions revenues, for the 2018 period. Concession supplies expense was $79.0 million, or 16.7% of concession revenues, for the 2019 period compared to $66.9 million, or 14.8% of concession revenues, for the 2018 period. The increase in the concessions supplies rate was driven by the mix of concession products sold.

Salaries and wages increased to $164.2 million for the 2019 period from $151.1 million for the 2018 period primarily due to increases in minimum and other wage rates across many states in which we operate, as well as staffing for new theatres and varied in-theatre consumer initiatives. Facility lease expense increased to $129.6 million for the 2019 period from $122.0 million for the 2018 period primarily due to new theatres and an increase of $5.4 million from the impact of the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion).  Utilities and other costs increased to $169.1 million for the 2019 period from $162.7 million for the 2018 period primarily due to increases in real estate taxes, credit card processing fees and utilities costs.

•

International. Film rentals and advertising costs were $98.0 million ($118.5 million in constant currency), or 48.8% of admissions revenues, for the 2019 period compared to $96.5 million, or 47.5% of admissions revenues, for the 2018 period. The increase in the film rentals and advertising rate was primarily due to the mix of films, increased promotion expenses and a decrease in virtual print fees received from distributors as the costs of digital projectors become fully reimbursed. Concession supplies expense was $26.8 million ($31.8 million in constant currency), or 21.9% of concession revenues, for the 2019 period compared to $25.0 million, or 22.0% of concession revenues, for the 2018 period.

Salaries and wages decreased to $40.8 million (increased to $49.9 million in constant currency) for the 2019 period compared to $42.4 million for the 2018 period.  The as reported decrease was due to the impact of changes in foreign currency exchange rates in certain countries in which we operate, partially offset by increased local currency wages that were driven by inflation, new theatres and limited flexibility in scheduling staff caused by shifting government regulations.  Facility lease expense increased to $45.5 million (increased to $53.0 million in constant currency) for the 2019 period compared to $41.3 million for the 2018 period.  The as reported increase was due to higher percentage rent due to an increase in revenues in local currency, incremental base rent from new theatres and a $5.4 million impact associated with the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion).  These increases were partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.  Utilities and other costs increased to $64.2 million (increased to $77.8 million in constant currency) for the 2019 period compared to $62.3 million for the 2018 period.  The as reported increase was primarily due to increased commissions as a result of increased screen advertising revenues, increased credit card processing fees and increased utilities costs that were partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.

General and Administrative Expenses.  General and administrative expenses decreased to $82.3 million for the 2019 period from $85.4 million for the 2018 period. The decrease was primarily due to the impact of changes in foreign currency exchange rates in certain countries in which we operate, as well as lower legal and professional fees and were partly offset by increases in salaries and wages.

Depreciation and Amortization. Depreciation and amortization expense increased to $129.0 million during the 2019 period compared to $128.7 million during the 2018 period. The increase was primarily due to theatre remodels and new theatres, offset by a $6.6 million impact from the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion).

Impairment of Long-Lived Assets.  We recorded asset impairment charges on assets held and used of $18.1 million during the 2019 period compared to $3.4 million during the 2018 period. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. Impairment charges for the 2019 period impacted seven countries and impairment charges for the 2018 period impacted three countries.  See Note 12 to our condensed consolidated financial statements.

Loss on Disposal of Assets and Other. We recorded a loss on disposal of assets and other of $5.6 million during 2019 period compared to $20.8 million during the 2018 period. Activity for the 2019 and 2018 periods were primarily due to the retirement of assets related to theatre remodels.

Interest Expense.  Interest costs incurred, including amortization of debt issue costs, were $50.1 million during the 2019 period compared to $55.6 million during the 2018 period.  The decrease was primarily due to a $5.1 million impact from the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion).

Distributions from NCM.  We recorded distributions from NCM of $6.7 million during the 2019 period compared to $9.8 million recorded during the 2018 period, which were in excess of the carrying value of our Tranche 1 investment. See Note 8 to our condensed consolidated financial statements.

Interest expense – NCM.  We recorded non-cash interest expense of $9.5 million for the 2019 period compared to $9.9 million recorded during the 2018 period, related to the significant financing component associated with certain of our agreements with NCM.  See Notes 4 and 8 to our condensed consolidated financial statements for further discussion.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $18.8 million during the 2019 period compared to $15.1 million during the 2018 period. See Notes 8 and 9 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes. Income tax expense of $50.1 million was recorded for the 2019 period compared to $43.4 million recorded for the 2018 period. The effective tax rate was approximately 27.1% for the 2019 period compared to 23.1% for the 2018 period.  The effective tax rate for the 2018 period was impacted by a credit to tax expense of $7.1 million related to the settlement of audits in the non-U.S. tax jurisdiction of Chile.  Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, nearly all of our theatres provide the patron a choice of using a credit card or debit card. Our revenues are received in cash prior to the payment of related expenses, therefore we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities was $303.6 million for the six months ended June 30, 2019 compared to $279.9 million for the six months ended June 30, 2018. The increase in cash provided by operating activities was primarily due to the level and timing of payments to suppliers during each respective period and the impact of the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion).

Investing Activities

Our investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $125.2 million for the six months ended June 30, 2019 compared to $191.4 million for the six months ended June 30, 2018.  The decrease was primarily due to a decline in capital expenditures, which was primarily driven by a change in the timing and number of recliner conversions during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Capital expenditures for the six months ended June 30, 2019 and 2018 were as follows (in millions):

Period	New Theatres	Existing Theatres	Total
Six Months Ended June 30, 2019	$29.4	$85.8	$115.2
Six Months Ended June 30, 2018	$31.5	$131.1	$162.6

We operated 549 theatres with 6,086 screens worldwide as of June 30, 2019, including 344 theatres with 4,630 screens in the U.S. and 205 theatres with 1,456 screens in international markets. During the six months ended June 30, 2019, we built three theatres and 34 screens, acquired two theatres and 30 screens and closed two theatres and 20 screens in the U.S. and opened one theatre and four screens in international markets.  We also closed one theatre with ten screens internationally.

As of June 30, 2019, in the U.S., we had signed commitments to open two new theatres and 24 screens during the remainder of 2019, and nine new theatres and 102 screens subsequent to 2019, and we expect to spend approximately $90 million on these 126 domestic screens.  In international markets, we had signed commitments to open six new theatres and 49 screens during the remainder of 2019, and eight new theatres and 60 screens subsequent to 2019, with estimated capital expenditures of $62 million for these 109 screens.

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

Financing Activities

Cash used for financing activities was $93.6 million for the six months ended June 30, 2019 compared to $99.1 million for the six months ended June 30, 2018.  The decrease was primarily due to the payment of debt issuance costs associated with the amendment of our senior secured credit facility during the six months ended June 30, 2018 and the impact of the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion), partially offset by an increase in the quarterly cash dividend from $0.32 to $0.34 per share of common stock.

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

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of June 30, 2019 (in millions):

Cinemark USA, Inc. term loan	$649.6
Cinemark USA, Inc. 5.125% senior notes due 2022	400.0
Cinemark USA, Inc. 4.875% senior notes due 2023	755.0
Other	1.4
Total long-term debt	$1,806.0
Less current portion	8.0
Subtotal long-term debt, less current portion	$1,798.0
Less: Debt discounts and debt issuance costs, net of accumulated amortization	26.0
Long-term debt, less current portion, net of debt issuance costs	$1,772.0

As of June 30, 2019, we had $98.8 million in available borrowing capacity on our revolving credit line.

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

At June 30, 2019, there was $649.6 million outstanding under the term loan and no borrowings outstanding under the $100.0 million revolving credit line. Cinemark USA, Inc. had $98.8 million in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the Credit Agreement at June 30, 2019 was approximately 4.4% per annum.

Cinemark USA, Inc. 5.125% Senior Notes

On December 18, 2012, Cinemark USA, Inc. issued $400.0 million aggregate principal amount of 5.125% Senior Notes due 2022, at par value (the “5.125% Senior Notes”). Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year. The 5.125% Senior Notes mature on December 15, 2022.

The indenture to the 5.125% Senior Notes contains covenants including limitations on the amount of dividends that could be paid by Cinemark USA, Inc. As of June 30, 2019, Cinemark USA, Inc. could have distributed up to approximately $2,357.7 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1.

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

Covenant Compliance

As of June 30, 2019, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices.

Interest Rate Risk

We are currently party to a variable rate debt facility.  An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt. At June 30, 2019, we had an aggregate of approximately $199.6 million of variable rate debt outstanding.  Based on the interest rates in effect on the variable rate debt outstanding at June 30, 2019, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $2.0 million.

The table below provides information about our fixed rate and variable rate long-term debt agreements as of June 30, 2019:

	Expected Maturity for the Twelve-Month Periods Ending June 30,								Average
	(in millions)								Interest
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value	Rate
Fixed rate	$1.4	$—	$—	$1,155.0	$—	$450.0	$1,606.4	$1,620.2	4.8%
Variable rate	6.6	6.6	6.6	6.6	6.6	166.6	199.6	198.9	4.2%
Total debt	$8.0	$6.6	$6.6	$1,161.6	$6.6	$616.6	$1,806.0	$1,819.1

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

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2019, we carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than the recent developments discussed in Note 18, there have been no material changes from legal proceedings previously reported under “Business – Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed February 28, 2019.

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

* 101

The following material from Cinemark Holdings, Inc.’s Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK HOLDINGS, INC.
Registrant

DATE:	August 2, 2019

/s/ Mark Zoradi
Mark Zoradi
Chief Executive Officer

/s/ Sean Gamble
Sean Gamble
Chief Financial Officer