Form 10-Q
period 2019-09-30
Cinemark Holdings, Inc.
filed 2019-11-05
CIK 1385280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

As of October 31, 2019, 117,148,809 shares of common stock were issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$482,772	$426,222
Inventories	19,346	19,319
Accounts receivable	66,947	95,084
Current income tax receivable	4,844	3,288
Prepaid expenses and other	20,859	15,117
Total current assets	594,768	559,030

Theatre properties and equipment	3,262,990	3,404,150
Less: accumulated depreciation and amortization	1,580,589	1,571,017
Theatre properties and equipment – net	1,682,401	1,833,133

Operating lease right-of-use assets	1,384,019	—
Other assets
Goodwill	1,281,354	1,276,324
Intangible assets – net	322,671	330,910
Investment in NCM	272,756	275,592
Investments in and advances to affiliates	166,033	156,766
Long-term deferred tax asset	8,499	9,028
Deferred charges and other assets – net	39,102	41,055
Total other assets	2,090,415	2,089,675
Total assets	$5,751,603	$4,481,838

Liabilities and equity
Current liabilities
Current portion of long-term debt	$7,984	$7,984
Current portion of operating lease obligations	215,015	—
Current portion of finance and capital lease obligations	15,501	27,065
Current income tax payable	12,656	12,179
Current liability for uncertain tax positions	—	573
Accounts payable and accrued expenses	388,623	426,888
Total current liabilities	639,779	474,689
Long-term liabilities
Long-term debt, less current portion	1,771,663	1,772,627
Operating lease obligations, less current portion	1,230,152	—
Finance and capital lease obligations, less current portion	126,344	232,467
Long-term deferred tax liability	152,494	155,626
Long-term liability for uncertain tax positions	13,884	13,380
Deferred lease expenses	—	39,235
NCM screen advertising advances	276,985	287,349
Other long-term liabilities	43,851	50,348
Total long-term liabilities	3,615,373	2,551,032
Commitments and contingencies (see Note 18)
Equity
Cinemark Holdings, Inc.'s stockholders' equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 121,853,045 shares issued and 117,150,047 shares outstanding at September 30, 2019 and 121,456,721 shares issued and 116,830,530 shares outstanding at December 31, 2018	122	121
Additional paid-in-capital	1,165,910	1,155,424
Treasury stock, 4,702,998 and 4,626,191 shares, at cost, at September 30, 2019 and December 31, 2018, respectively	(81,506)	(79,259)
Retained earnings	748,558	686,459
Accumulated other comprehensive loss	(349,381)	(319,007)
Total Cinemark Holdings, Inc.'s stockholders' equity	1,483,703	1,443,738
Noncontrolling interests	12,748	12,379
Total equity	1,496,451	1,456,117
Total liabilities and equity	$5,751,603	$4,481,838

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Admissions	$454,429	$427,616	$1,371,041	$1,389,110
Concession	289,477	264,165	886,083	831,243
Other	77,911	62,454	237,172	202,906
Total revenues	821,817	754,235	2,494,296	2,423,259

Cost of operations
Film rentals and advertising	254,911	230,121	759,693	758,242
Concession supplies	51,573	42,720	157,361	134,577
Salaries and wages	103,270	92,495	308,316	285,997
Facility lease expense	87,436	80,592	262,529	243,873
Utilities and other	123,877	112,832	357,210	337,866
General and administrative expenses	44,702	38,299	127,002	123,714
Depreciation and amortization	67,760	64,971	196,795	193,656
Impairment of long-lived assets	27,304	1,641	45,382	5,020
Loss on disposal of assets and other	2,453	7,826	8,057	28,666
Total cost of operations	763,286	671,497	2,222,345	2,111,611

Operating income	58,531	82,738	271,951	311,648

Other income (expense)
Interest expense	(24,967)	(27,144)	(75,037)	(82,725)
Loss on debt amendments and refinancing	—	—	—	(1,484)
Interest income	3,903	2,761	10,062	7,861
Foreign currency exchange loss	(4,406)	(3,126)	(4,785)	(6,947)
Distributions from NCM	2,474	2,386	9,168	12,168
Interest expense - NCM	(4,666)	(4,983)	(14,180)	(14,875)
Equity in income of affiliates	15,139	14,158	33,982	29,208
Total other expense	(12,523)	(15,948)	(40,790)	(56,794)

Income before income taxes	46,008	66,790	231,161	254,854
Income taxes	14,053	16,169	64,152	59,592
Net income	$31,955	$50,621	$167,009	$195,262
Less: Net income attributable to noncontrolling interests	602	393	1,957	878
Net income attributable to Cinemark Holdings, Inc.	$31,353	$50,228	$165,052	$194,384

Weighted average shares outstanding
Basic	116,356	116,119	116,288	116,032
Diluted	116,600	116,322	116,577	116,288

Earnings per share attributable to Cinemark Holdings, Inc.'s common stockholders
Basic	$0.27	$0.43	$1.41	$1.66
Diluted	$0.27	$0.43	$1.41	$1.66

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$31,955	$50,621	$167,009	$195,262
Other comprehensive loss, net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes of $417, $0, $3,391 and $0, net of settlements	(1,291)	—	(10,504)	—
Other comprehensive loss in equity method investments	(49)	(63)	(142)	(43)
Foreign currency translation adjustments	(25,408)	(10,797)	(19,728)	(66,841)
Total other comprehensive loss, net of tax	(26,748)	(10,860)	(30,374)	(66,884)
Total comprehensive income, net of tax	5,207	39,761	136,635	128,378
Comprehensive income attributable to noncontrolling interests	(602)	(393)	(1,957)	(878)
Comprehensive income attributable to Cinemark Holdings, Inc.	$4,605	$39,368	$134,678	$127,500

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net income	$167,009	$195,262
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	193,032	191,236
Amortization of intangible and other assets and favorable/unfavorable leases	3,763	2,420
Amortization of long-term prepaid rents	—	1,814
Amortization of debt issue costs	3,983	4,236
Loss on debt amendments and refinancing	—	1,484
Amortization of deferred revenues, deferred lease incentives and other	(12,203)	(16,264)
Impairment of long-lived assets	45,382	5,020
Share based awards compensation expense	10,486	10,364
Loss on disposal of assets and other	8,057	28,666
Non-cash rent expense	(3,252)	—
Deferred lease expenses	—	(952)
Equity in income of affiliates	(33,982)	(29,208)
Deferred income tax expenses	(5,314)	9,096
Distributions from equity investees	28,163	21,041
Changes in assets and liabilities and other	(7,909)	(74,161)
Net cash provided by operating activities	397,215	350,054

Investing activities
Additions to theatre properties and equipment	(186,512)	(245,962)
Acquisition of theatres in the U.S. and international markets, net of cash acquired	(10,170)	(11,289)
Proceeds from sale of theatre properties and equipment and other	377	3,557
Acquisition of NCM common units	—	(78,393)
Investment in joint ventures and other, net	—	(20,442)
Net cash used for investing activities	(196,305)	(352,529)

Financing activities
Dividends paid to stockholders	(119,452)	(112,108)
Payroll taxes paid as a result of stock withholdings	(2,247)	(2,905)
Repayments of long-term debt	(4,947)	(4,946)
Payment of debt issue costs	—	(5,103)
Fees paid related to debt amendments	—	(704)
Payments on finance and capital leases	(10,830)	(18,778)
Other	(1,588)	—
Net cash used for financing activities	(139,064)	(144,544)

Effect of exchange rate changes on cash and cash equivalents	(5,296)	(8,732)

Increase (decrease) in cash and cash equivalents	56,550	(155,751)

Cash and cash equivalents:
Beginning of period	426,222	522,547
End of period	$482,772	$366,796

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

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2018, included in the Annual Report on Form 10-K filed February 28, 2019 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be achieved for the full year.

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

Real Estate Leases - The Company conducts a significant part of its theatre operations in leased properties under noncancelable operating and finance leases with terms generally ranging from 10 to 25 years. In addition to fixed lease payments, some of the leases provide for variable lease payments and some require the payment of taxes, insurance and other costs applicable to the property. Variable lease payments include payments based on a percentage of retail sales over contractual levels or payments adjusted periodically for inflation or changes in attendance. The Company can renew, at its option, a substantial portion of the leases at defined or then market rental rates for various periods.  Some leases also provide for escalating rent payments throughout the lease term.  The Company also leases certain office and warehouse facilities in the U.S. and in international locations.  The lease terms for these facilities generally only include fixed payments.  The Company recognizes fixed lease expense for the operating leases on a straight-line basis over the lease term.  The Company’s real estate lease agreements do not contain any residual value guarantees or restrictive covenants.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table represents the operating and finance right-of-use assets and lease liabilities as of September 30, 2019.

		As of
Leases	Classification	September 30, 2019
Assets (1)
Operating lease assets	Operating lease assets	$1,384,019
Finance lease assets	Theatre properties and equipment, net of accumulated depreciation and amortization (2)	103,059
Total lease assets		$1,487,078

Liabilities (1)
Current
Operating	Current portion of operating lease obligations	$215,015
Finance	Current portion of finance lease obligations	15,501
Noncurrent
Operating	Operating lease obligations, less current portion	1,230,152
Finance	Finance lease obligations, less current portion	126,344
Total lease liabilities		$1,587,012

(1)

The operating lease right-of-use assets and liabilities recorded on the Company’s condensed consolidated balance sheet generally do not include renewal options that have not yet been exercised.  The Company does not consider a lease renewal as reasonably certain until immediately before the necessary notification is provided to the landlord.

(2)	Finance lease assets are net of accumulated amortization of $57,506 as of September 30, 2019.

As of September 30, 2019, the Company had signed lease agreements with total noncancelable lease payments of approximately $258,453 related to theatre leases that had not yet commenced.  The timing of lease commencement is dependent on the completion of construction of the related theatre facility.  Additionally, these amounts are based on estimated square footage and costs to construct each facility and may be subject to adjustment upon final completion of each construction project.  In accordance with ASC Topic 842, fixed minimum lease payments related to these theatres are not included in the right-of-use assets and lease liabilities as of September 30, 2019.  There were no significant noncancelable lease agreements signed, but not yet commenced, related to equipment leases.

The following table represents the Company’s aggregate lease costs, by lease classification, for the three and nine months ended September 30, 2019.

		Three Months Ended	Nine Months Ended
Lease Cost	Classification	September 30, 2019	September 30, 2019
Operating lease costs
Equipment (1)	Utilities and other	$1,569	$5,173
Real Estate (2)(3)	Facility lease expense	88,149	262,783
Total operating lease costs		$89,718	$267,956

Finance lease costs
Amortization of leased assets	Depreciation and amortization	$3,703	$11,182
Interest on lease liabilities	Interest expense	1,922	5,927
Total finance lease costs		$5,625	$17,109
(1)	Includes approximately $452 and $1,808 of short-term lease payments for the three and nine months ended September 30, 2019, respectively.
(2)

Includes approximately $18,591 and $54,209 of variable lease payments based on a change in index, such as CPI or inflation, variable payments based on revenues or attendance and variable common area maintenance costs for the three and nine months ended September 30, 2019

(3)

Approximately $400 and $1,184 of lease payments are included in general and administrative expenses primarily related to office leases for the three and nine months ended September 30, 2019, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table represents the maturity of lease liabilities, by lease classification, as of September 30, 2019.

	Operating	Finance
Years Ending	Leases	Leases	Total
2019	$70,137	$5,588	$75,725
2020	276,114	22,373	298,487
2021	258,827	18,661	277,488
2022	229,272	17,925	247,197
2023	198,799	17,236	216,035
After 2023	704,440	101,110	805,550
Total lease payments	$1,737,589	$182,893	$1,920,482
Less: Interest	292,422	41,048	333,470
Present value of lease liabilities	$1,445,167	$141,845	$1,587,012

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

The following table represents the weighted-average remaining lease term and discount rate, disaggregated by lease classification, as of September 30, 2019.

As of
Lease Term and Discount Rate	September 30, 2019
Weighted-average remaining lease term (years) (1)
Operating leases - equipment	4.1
Operating leases - real estate	7.9
Finance leases - equipment	5.9
Finance leases - real estate	10.6

Weighted-average discount rate (2)
Operating leases - equipment	4.3%
Operating leases - real estate	4.8%
Finance leases - equipment	5.5%
Finance leases - real estate	5.2%
(1)

The lease assets and liabilities recorded on the Company’s condensed consolidated balance sheet generally do not include renewal options that have not yet been executed.  The Company does not consider a lease renewal exercise as reasonably certain until immediately before the necessary notification is provided to the landlord.

(2)

The discount rate for each lease represents the incremental borrowing rate at which the Company would borrow, on a collateralized basis, over a similar term and at an amount equal to the lease payments in a similar economic environment.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table represents the minimum cash lease payments included in the measurement of lease liabilities and the non-cash addition of right-of-use assets for the nine months ended September 30, 2019.

Nine Months Ended
Other Information	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Cash outflows for operating leases	$211,940
Cash outflows for finance leases - operating activities	$5,756
Cash outflows for finance leases - financing activities	$10,830
Non-cash amount of leased assets obtained in exchange for:
Operating lease liabilities - real estate	$53,526
Operating lease liabilities - equipment	$668
Finance lease liabilities	$—

Lessor Arrangements

As noted above, the Company did not reassess whether existing contracts in effect as of the transition date of January 1, 2019 were, or contained, a lease.  However, effective September 17, 2019, the Company amended its Exhibitor Services Agreement (“ESA”) with National CineMedia, LLC (“NCM”) and, as a result of this amendment, the Company reassessed the ESA under ASC Topic 842.  The Company’s assessment resulted in the determination that the nonconsecutive periods of use of the theatre screens by NCM under the ESA qualify as a lease in accordance with ASC Topic 842.  See further discussion in Note 8.

The Company rents its theatre auditoriums for corporate meetings, screenings, education and training sessions and other private events.  These rentals, which are not significant to the Company, are generally one-time events and the related revenue is reflected as other revenue on condensed consolidated statement of income.

4. Revenue Recognition

The Company’s patrons have the option to purchase movie tickets well in advance of a movie showtime or right before the movie showtime, or at any point in between those two timeframes depending on seat availability.  The Company recognizes such admissions revenues when the showtime for a purchased movie ticket has passed.  Concession revenues are recognized when sales are made at the registers.  Other revenues primarily consist of screen advertising, promotional income, studio trailer placements and transactional fees. The Company sells gift cards and discount ticket vouchers, the proceeds from which are recorded as current liabilities.  Revenues for gift cards and discount ticket vouchers are recognized when they are redeemed for movie tickets or concession items.  The Company offers a subscription program in the U.S. whereby patrons can pay a monthly fee to receive a monthly credit for use towards a future movie ticket purchase.  The Company records the monthly subscription program fees as current liabilities and records admissions revenues when the showtime for a movie ticket purchased with a credit has passed.  The Company also has loyalty programs in many of its locations that either have a prepaid annual membership fee or award points to customers as purchases are made.  For those loyalty programs that have an annual membership fee, the Company recognizes the fee collected as other revenues on a straight-line basis over the term of the membership.  For those loyalty programs that award points to customers based on their purchases, the Company records a portion of the original transaction proceeds as liabilities based on the number of reward points issued to customers and recognizes the deferred revenues when the customer redeems such points.  Advances collected on concession and other contracts are deferred and recognized during the period in which the Company satisfies the related performance obligations, which may differ from the period in which the advances are collected. These advances are recognized on either a straight-line basis over the term of the contracts or as the Company has met its performance obligations in accordance with the terms of the contracts.

Screen advertising revenues for the U.S. operating segment primarily relate to the ESA with NCM and the Company’s beverage concessionaire agreement. As discussed in Note 3 and Note 8, prior to September 17, 2019, such screen advertising was accounted for under ASC Topic 606, Revenue from Contracts with Customers, and effective upon the amendment of the ESA, NCM screen advertising was accounted for under ASC Topic 842. See table at Note 8 for screen advertising revenues recorded in other revenue under ASC Topic 606 prior to the amendment of the ESA and under ASC Topic 842 subsequent to the amendment of the ESA.

Accounts receivable as of September 30, 2019 included approximately $29,719 of receivables related to contracts with customers.  The Company did not record any assets related to the costs to obtain or fulfill a contract with customers during the nine months ended September 30, 2019.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Disaggregation of Revenue

The following table presents revenues for the three and nine months ended September 30, 2019 and 2018, disaggregated based on major type of good or service and by reportable operating segment.

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Admissions revenues	$351,122	$103,307	$454,429	$1,066,884	$304,157	$1,371,041
Concession revenues	230,415	59,062	289,477	704,727	181,356	886,083
Screen advertising, screen rental and promotional revenues	21,114	16,448	37,562	63,996	49,587	113,583
Other revenues	30,394	9,955	40,349	95,180	28,409	123,589
Total revenues	$633,045	$188,772	$821,817	$1,930,787	$563,509	$2,494,296

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Admissions revenues	$333,274	$94,342	$427,616	$1,091,489	$297,621	$1,389,110
Concession revenues	207,960	56,205	264,165	661,328	169,915	831,243
Screen advertising and promotional revenues	19,010	13,420	32,430	58,240	43,135	101,375
Other revenues	22,031	7,993	30,024	76,635	24,896	101,531
Total revenues	$582,275	$171,960	$754,235	$1,887,692	$535,567	$2,423,259
(1)	U.S. segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 16 for additional information on intercompany eliminations.

The following table presents revenues for the three and nine months ended September 30, 2019 and 2018, disaggregated based on timing of revenue recognition.

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$610,063	$169,171	$779,234	$1,860,828	$504,702	$2,365,530
Goods and services transferred over time	22,982	19,601	42,583	69,959	58,807	128,766
Total	$633,045	$188,772	$821,817	$1,930,787	$563,509	$2,494,296

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$561,849	$155,291	$717,140	$1,824,138	$482,790	$2,306,928
Goods and services transferred over time	20,426	16,669	37,095	63,554	52,777	116,331
Total	$582,275	$171,960	$754,235	$1,887,692	$535,567	$2,423,259
(1)	U.S. segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 16 for additional information on intercompany eliminations.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Deferred Revenues

The following table presents changes in the Company’s advances and deferred revenues for the nine months ended September 30, 2019.

	NCM screen advertising advances (1)	Other Deferred Revenues (2)	Total
Balance at January 1, 2019	$287,349	$106,075	$393,424
Amounts recognized as accounts receivable	—	10,186	10,186
Cash received from customers in advance	—	138,927	138,927
Common units received from NCM (see Note 8)	1,552	—	1,552
Revenue recognized during period	(11,916)	(141,684)	(153,600)
Foreign currency translation adjustments	—	(1,321)	(1,321)
Balance at September 30, 2019	$276,985	$112,183	$389,168
(1)	See Note 8 for the maturity of balance as of September 30, 2019.
(2)

Includes liabilities associated with outstanding gift cards and SuperSavers, points or rebates outstanding under the Company’s loyalty and membership programs and revenues not yet recognized for screen advertising, screen rental and other promotional activities. Classified as accounts payable and accrued expenses or other long-term liabilities on the condensed consolidated balance sheet.

The table below summarizes the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of September 30, 2019 and when the Company expects to recognize this revenue.

	Twelve Months Ended September 30,
Remaining Performance Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Deferred revenue	102,449	9,488	200	46	—	—	112,183

5.	Earnings Per Share

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

The following table presents computations of basic and diluted earnings per share under the two-class method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to Cinemark Holdings, Inc.	$31,353	$50,228	$165,052	$194,384
Earnings allocated to participating share-based awards (1)	(211)	(304)	(1,012)	(1,123)
Net income attributable to common stockholders	$31,142	$49,924	$164,040	$193,261

Denominator (shares in thousands):
Basic weighted average common stock outstanding	116,356	116,119	116,288	116,032
Common equivalent shares for restricted stock units	244	203	289	256
Diluted common equivalent shares	116,600	116,322	116,577	116,288

Basic earnings per share attributable to common stockholders	$0.27	$0.43	$1.41	$1.66
Diluted earnings per share attributable to common stockholders	$0.27	$0.43	$1.41	$1.66

(1)

For the three months ended September 30, 2019 and 2018, a weighted average of approximately 793 and 708 shares of restricted stock, respectively, were considered participating securities.  For the nine months ended September 30, 2019 and 2018, a weighted average of approximately 719 and 677 shares of restricted stock, respectively, were considered participating securities.

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

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt using the market approach, which utilizes quoted market prices that fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by ASC 820, Fair Value Measurement (“ASC Topic 820”). The carrying value of the Company’s long-term debt was $1,804,364 and $1,809,311 as of September 30, 2019 and December 31, 2018, respectively, excluding unamortized debt discounts and debt issue costs. The fair value of the Company’s long-term debt was $1,825,063 and $1,774,066 as of September 30, 2019 and December 31, 2018, respectively.

Interest Rate Swap Agreements

The Company is currently a party to three interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the Company’s term loan debt and that qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on the Company’s condensed consolidated balance sheet as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive loss. The changes in fair value are reclassified from accumulated other comprehensive loss into earnings in the same period that the hedged items affect earnings. The valuation technique used to determine fair value is the income approach.  Under this approach, the Company uses projected future interest rates as provided by counterparty to the interest rate swap agreement and the fixed rates that the Company is obligated to pay under the agreement. Therefore, the Company’s measurements use significant unobservable inputs, which fall in Level 3 of the U.S. GAAP hierarchy as defined by FASB ASC Topic 820-10-35. See Note 13 for a summary of unrealized gains or losses recorded in accumulated other comprehensive loss.

Below is a summary of the Company’s interest rate swap agreements designated as cash flow hedges as of September 30, 2019:

					Estimated
					Fair Value at
Notional					September 30,
Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	2019 (1)
$137,500	December 31, 2018	2.75%	1-Month LIBOR	December 31, 2022	$5,778
$175,000	December 31, 2018	2.75%	1-Month LIBOR	December 31, 2022	7,346
$137,500	December 31, 2018	2.77%	1-Month LIBOR	December 31, 2022	5,864
				Total	$18,988
(1)

Approximately $3,746 of the total is included in accounts payable and accrued expenses and $15,242 is included in other long-term liabilities on the condensed consolidated balance sheet as of September 30, 2019.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

7.	Equity

Below is a summary of changes in stockholders’ equity attributable to Cinemark Holdings, Inc., noncontrolling interests and total equity for the three and nine months ended September 30, 2019 and 2018:

	Common Stock	Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Cinemark Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2019	$121	$(79,259)	$1,155,424	$686,459	$(319,007)	$1,443,738	$12,379	$1,456,117
Cumulative effect of change in accounting principle, net of taxes of $6,054 (see Note 3)	—	—	—	16,985	—	16,985	—	16,985
Issuance of share based awards and share based awards compensation expense	—	—	2,970	—	—	2,970	—	2,970
Stock withholdings related to share based awards that vested during the three months ended March 31, 2019	—	(1,947)	—	—	—	(1,947)	—	(1,947)
Dividends paid to stockholders, $0.34 per common share (1)	—	—	—	(39,797)	—	(39,797)	—	(39,797)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(1,000)	(1,000)
Dividends accrued on unvested restricted stock unit awards (1)	—	—	—	(108)	—	(108)	—	(108)
Net income	—	—	—	32,728	—	32,728	465	33,193
Other comprehensive loss in equity method investees	—	—	—	—	(71)	(71)	—	(71)
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	(3,311)	(3,311)	—	(3,311)
Foreign currency translation adjustments	—	—	—	—	755	755	—	755
Balance at March 31, 2019	121	(81,206)	1,158,394	696,267	(321,634)	1,451,942	11,844	1,463,786
Issuance of share based awards and share based awards compensation expense	1	—	3,676	—	—	3,677	—	3,677
Stock withholdings related to share based awards that vested during the three months ended June 30, 2019	—	(300)	—	—	—	(300)	—	(300)
Dividends paid to stockholders, $0.34 per common share (1)	—	—	—	(39,823)	—	(39,823)	—	(39,823)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(294)	(294)
Dividends accrued on unvested restricted stock unit awards (1)	—	—	—	(189)	—	(189)	—	(189)
Net income	—	—	—	100,971	—	100,971	890	101,861
Other comprehensive loss in equity method investees	—	—	—	—	(22)	(22)	—	(22)
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	(5,902)	(5,902)	—	(5,902)
Foreign currency translation adjustments	—	—	—	—	4,925	4,925	—	4,925
Balance at June 30, 2019	122	(81,506)	1,162,070	757,226	(322,633)	1,515,279	12,440	1,527,719
Issuance of share based awards and share based awards compensation expense	—	—	3,840	—		3,840		3,840
Dividends paid to stockholders, $0.34 per common share (1)	—	—	—	(39,832)	—	(39,832)	—	(39,832)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(294)	(294)
Dividends accrued on unvested restricted stock unit awards (1)	—	—	—	(189)	—	(189)	—	(189)
Net income	—	—	—	31,353	—	31,353	602	31,955
Other comprehensive loss in equity method investees	—	—	—	—	(49)	(49)	—	(49)
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	(1,291)	(1,291)	—	(1,291)
Foreign currency translation adjustments	—	—	—	—	(25,408)	(25,408)	—	(25,408)
Balance at September 30, 2019	$122	$(81,506)	$1,165,910	$748,558	$(349,381)	$1,483,703	$12,748	$1,496,451

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	Common Stock	Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Cinemark Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2018	$121	$(76,354)	$1,141,088	$582,222	$(253,282)	$1,393,795	$11,893	$1,405,688
Cumulative effect of change in accounting principle, net of taxes of $13,079	—	—	—	40,526	—	40,526	—	40,526
Issuance of share based awards and share based awards compensation expense	—	—	3,426		—	3,426	—	3,426
Stock withholdings related to share based awards that vested during the three months ended March 31, 2018	—	(2,695)	—	—	—	(2,695)	—	(2,695)
Dividends paid to stockholders, $0.32 per common share (1)	—	—	—	(37,346)	—	(37,346)	—	(37,346)
Dividends accrued on unvested restricted stock unit awards (1)	—	—	—	(125)	—	(125)	—	(125)
Net income	—	—	—	62,021	—	62,021	156	62,177
Other comprehensive income in equity method investees	—	—	—	—	136	136	—	136
Foreign currency translation adjustments	—	—	—	—	204	204	—	204
Balance at March 31, 2018	121	(79,049)	1,144,514	647,298	(252,942)	1,459,942	12,049	1,471,991
Issuance of share based awards and share based awards compensation expense	—	—	3,452	—	—	3,452	—	3,452
Stock withholdings related to share based awards that vested during the three months ended June 30, 2018	—	(210)	—	—	—	(210)	—	(210)
Dividends paid to stockholders, $0.32 per common share (1)	—	—	—	(37,377)	—	(37,377)	—	(37,377)
Dividends accrued on unvested restricted stock unit awards (1)	—	—	—	(146)	—	(146)	—	(146)
Net income	—	—	—	82,135	—	82,135	329	82,464
Other comprehensive loss in equity method investees	—	—	—	—	(116)	(116)	—	(116)
Foreign currency translation adjustments	—	—	—	—	(56,248)	(56,248)	—	(56,248)
Balance at June 30, 2018	121	(79,259)	1,147,966	691,910	(309,306)	1,451,432	12,378	1,463,810
Issuance of share based awards and share based awards compensation expense	—	—	3,486	—	—	3,486	—	3,486
Dividends paid to stockholders, $0.32 per common share (1)	—	—	—	(37,385)	—	(37,385)	—	(37,385)
Dividends accrued on unvested restricted stock unit awards (1)	—	—	—	(145)	—	(145)	—	(145)
Net income	—	—	—	50,228	—	50,228	393	50,621
Other comprehensive loss in equity method investees	—	—	—	—	(63)	(63)	—	(63)
Foreign currency translation adjustments	—	—	—	—	(10,797)	(10,797)	—	(10,797)
Balance at September 30, 2018	$121	$(79,259)	$1,151,452	$704,608	$(320,166)	$1,456,756	$12,771	$1,469,527

(1) Below is a summary of dividends paid to stockholders and accrued on unvested restricted stock unit awards during the nine months ended September 30, 2019 and 2018:

			Amount per Share
Declaration Date	Record Date	Payable Date	of Common Stock	Total
2/22/2019	3/8/2019	3/22/2019	$0.34	$39,905
5/23/2019	6/8/2019	6/24/2019	0.34	40,012
8/15/2019	9/4/2019	9/18/2019	0.34	40,021
Nine Months Ended September 30, 2019			$1.02	$119,938

2/23/2018	3/8/2018	3/22/2018	$0.32	$37,471
5/25/2018	6/8/2018	6/22/2018	0.32	37,523
8/23/2018	9/4/2018	9/18/2018	0.32	37,530
Nine Months Ended September 30, 2018			$0.96	$112,524

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

8.	National CineMedia

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

	Investment in NCM	NCM Screen Advertising Advances	Distributions from NCM	Equity in Earnings	Other Revenue	Interest Expense - NCM (2)	Cash Received
Balance as of January 1, 2019	$275,592	$(287,349)
Receipt of common units due to annual common unit adjustment ("CUA")	1,552	(1,552)	—	—	—	—	—
Revenues earned under ESA (1)(2)	—	—	—	—	(22,151)	13,392	8,759
Revenues earned under amendment to ESA(2)(3)	—	—	—	—	(1,482)	788	694
Receipt of excess cash distributions	(16,126)	—	(8,009)	—	—	—	24,135
Receipt of cash under tax receivable agreement	(2,324)	—	(1,159)	—	—	—	3,483
Equity in earnings	14,062	—	—	(14,062)	—	—	—
Amortization of deferred revenue	—	11,916	—	—	(11,916)	—	—
Balance as of and for the nine months ended September 30, 2019	$272,756	$(276,985)	$(9,168)	$(14,062)	$(35,549)	$14,180	$37,071

(1)

Amount includes the per patron and per digital screen theatre access fees due to the Company prior to the first amendment to the Amended and Restated ESA, net of amounts paid to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $8,808.

(2)	Reflects impact of significant financing component related to amounts received in advance under the ESA and CUA agreements. See also Notes 3 and 4.
(3)	Reflects screen rental revenues earned after the amendment to the ESA.

Investment in National CineMedia

NCM operates a digital in-theatre network in the U.S. for providing cinema advertising. The Company entered into an Exhibitor Services Agreement with NCM (“ESA”), pursuant to which NCM primarily provides advertising to our theatres. As described in Note 6 to the Company’s financial statements as included in its 2018 Annual Report on Form 10-K, on February 13, 2007, National Cinemedia, Inc. (“NCMI”), an entity that serves as the sole manager of NCM, completed an initial public offering (“IPO”) of its common stock.  In connection with the NCMI initial public offering, the Company amended its operating agreement and the ESA. At the time of the NCMI IPO and as a result of amending the ESA, the Company received approximately $174,000 in cash consideration from NCM.  The proceeds were recorded as deferred revenue or NCM screen advertising advances and was being amortized over the term of the Amended and Restated ESA, or through February 2037.  Following the NCMI IPO, the Company does not recognize undistributed equity in the earnings on its original NCM membership units (referred to herein as the Company’s Tranche 1 Investment) until NCM’s future net earnings, less distributions received, surpass the amount of the excess distribution. The Company recognizes equity in earnings on its Tranche 1 Investment only to the extent it receives cash distributions from NCM. The Company recognizes cash distributions it receives from NCM on its Tranche 1 Investment as a component of earnings as Distributions from NCM.  The Company believes that the accounting model provided by ASC Topic 323-10-35-22 for recognition of equity investee losses in excess of an investor’s basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

During the three months ended September 30, 2019 and 2018, the Company recorded equity in earnings of $9,050 and $6,830, respectively.  During the nine months ended September 30, 2019 and 2018, the Company recorded equity in earnings of $14,062 and $11,341, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Common Unit Adjustments

In addition to the consideration received upon the NCMI IPO and ESA modification in 2007, the Company also periodically receives consideration in the form of common units from NCM.  Pursuant to a Common Unit Adjustment Agreement dated as of February 13, 2007 between NCMI and the Company, annual adjustments to the common membership units are made primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each Founding Member. As discussed in Note 6 to the Company’s financial statements as included in its 2018 Annual Report on Form 10-K, the common units received (collectively referred to as the Company’s “Tranche 2 Investment”) are recorded at estimated fair value as an increase in the Company’s investment in NCM with an offset to deferred revenue or NCM screen advertising advances. The Company’s Tranche 2 Investment is accounted for following the equity method, with undistributed equity earnings related to its Tranche 2 Investment included as a component of earnings in equity in income of affiliates and distributions received related to its Tranche 2 Investment are recorded as a reduction of investment basis

During March 2019, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, on March 29, 2019, the Company received an additional 219,056 common units of NCM, each of which is convertible into one share of NCMI common stock. The Company recorded the additional common units received at estimated fair value with a corresponding adjustment to deferred revenue of approximately $1,552. The fair value of the common units received was estimated based on the market price of NCMI common stock at the time the common units were determined, adjusted for volatility associated with the estimated time period it would take to convert the common units and register the respective shares.  The deferred revenue is recognized on a straight-line basis over the remaining term of the first amendment to the Amended and Restated ESA.

As of September 30, 2019, the Company owned a total of 39,737,700 common units of NCM, representing an ownership interest of approximately 25%. The estimated fair value of the Company’s investment in NCM was approximately $325,849 based on the price of NCMI common stock as of September 30, 2019 of $8.20 per share (Level 1 input as defined in FASB ASC Topic 820).

Exhibitor Service Agreement

As previously discussed, our domestic theatres are part of the in-theatre digital network operated by NCM under the ESA. NCM provides advertising to our theatres through its branded “Noovie” pre-show entertainment program and also handles lobby promotions and displays for our theatres.  We receive a monthly theatre access fee for participation in the NCM network and also earn screen advertising revenue on a per patron basis.   Prior to September 17, 2019, the ESA was accounted for under ASC Topic 606, Revenue from Contracts with Customers.   See Note 3 and Note 4.    Effective September 17, 2019, the Company signed an amendment to the ESA, under which the Company will provide incremental advertising time to NCM and has extended the term through February 2041.  Since the agreement was amended, the Company was required to evaluate the revised contract under ASC Topic 842, Leases, and as a result, determined that the ESA met the definition of a lease.  The Company leases nonconsecutive periods of use of its domestic theatre screens to NCM for purposes of showing third party advertising content.  The lease, which is classified as an operating lease, generally requires variable lease payments based on the number of patrons attending the showtimes during which such advertising is shown.  The lease agreement is considered short-term due to the fact that the nonconsecutive periods of use, or advertising time slots, are set on a weekly basis.  The revenues earned under the ESA screen advertising revenues, both before and after the amendment, are reflected in other revenue on the condensed consolidated income statement.

The recognition of revenue related to the deferred revenue or NCM screen advertising advances will continue to be recorded on a straight-line basis over the new term of the amended ESA or February 2041.

	Twelve Months Ended September 30,
Remaining Maturity	2020	2021	2022	2023	2024	Thereafter	Total
NCM screen advertising advances	15,912	15,917	15,917	15,917	15,917	197,405	276,985

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Significant Financing Component

Prior to the September 17, 2019 amendment of the ESA, the Company applied a significant financing component, as required by ASC Topic 606, due to the significant length of time between receiving the NCM screen advertising advances (the $174 million received at the NCMI IPO and the periodic common unit adjustments) and completion of the performance obligation.  Effective September 17, 2019, upon the Company’s evaluation and determination that ASC Topic 842 applies to the amended ESA, the Company determined it acceptable to retain the accounting for the significant financing component as the economic substance of the arrangement represents a financing, consistent with the guidance in ASC Topic 606.  As a result of the significant financing component, the Company recognized incremental screen advertising revenue and an offsetting interest expense of $4,666 and $4,983 during the three months ended September 30, 2019 and 2018, respectively, and $14,180 and $14,875 for the nine months ended September 30, 2019 and 2018, respectively. The interest expense was calculated using the Company’s incremental borrowing rates at the time when the cash and each tranche of common units were received from NCM, which ranged from 4.4% to 8.0%.

NCM Financial Information

Below is summary financial information for NCM for the periods indicated (financial information as of and for the three months ended September 27, 2019 is not yet available).

	Three Months Ended	Six Months ended	Three Months Ended	Nine Months Ended
	June 27, 2019	June 27, 2019	September 27, 2018	September 27, 2018
Gross revenues	$110,200	$187,100	$110,100	$304,000
Operating income	$37,700	$48,600	$42,300	$93,500
Net income	$23,500	$20,600	$28,500	$50,500

	As of	As of
	June 27, 2019	December 27, 2018
Current assets	$141,100	$172,700
Noncurrent assets	$732,900	$726,800
Current liabilities	$88,400	$115,200
Noncurrent liabilities	$939,300	$924,900
Members deficit	$(153,700)	$(140,600)

9.	Other Investments

Below is a summary of activity for each of the Company’s other investments for the nine months ended September 30, 2019:

	DCIP	AC JV, LLC	DCDC	FE Concepts	Other	Total
Balance at January 1, 2019	$125,252	$5,266	$2,255	$19,918	$4,075	$156,766
Cash distributions received	(7,912)	(1,800)	—	—	—	(9,712)
Equity in income	17,024	2,185	777	(66)	—	19,920
Equity in other comprehensive loss	(142)	—	—	—	—	(142)
Other	—	—	—	—	(799)	(799)
Balance at September 30, 2019	$134,222	$5,651	$3,032	$19,852	$3,276	$166,033

Digital Cinema Implementation Partners LLC (“DCIP”)

On February 12, 2007, the Company, AMC and Regal (the “Exhibitors”) entered into a joint venture known as DCIP to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. On March 10, 2010, DCIP and its subsidiaries completed an initial financing transaction to enable the purchase, deployment and leasing of digital projection systems to the Exhibitors under equipment lease and installation agreements.  On March 31, 2011, DCIP obtained incremental financing necessary to complete the deployment of digital projection systems.  DCIP also entered into long-term Digital Cinema Deployment Agreements (“DCDAs”) with six major motion picture studios pursuant to which Kasima LLC, one of DCIP’s subsidiaries, receives a virtual print fee ("VPF") each time the studio books a film or certain other content on the leased digital projection systems. Other content distributors entered into similar DCDAs that provide for the payment of VPFs for bookings of the distributor's content on a leased digital projection system.  The DCDAs end on the earlier to occur of (i) the tenth anniversary of the "mean deployment date" for all digital projection systems scheduled to be deployed over a period of up to five years, or (ii) the date DCIP achieves "cost recoupment", each as defined in the DCDAs.  Cost

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

recoupment occurs when revenues attributable to the digital projection systems exceed the financing, deployment, administration and other costs associated with the purchase of the digital projection systems.  DCIP expects cost recoupment to occur during late 2020.  Pursuant to the operating agreement between the Exhibitors and DCIP, DCIP began to distribute excess cash to the Exhibitors upon the payoff of its outstanding debt, which occurred during the three months ended September 30, 2019.

As of September 30, 2019, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting.

Below is summary financial information for DCIP for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Gross revenues	$40,200	$43,403	$125,869	$126,957
Operating income	$22,617	$25,816	$73,396	$74,310
Net income	$22,362	$24,311	$69,323	$68,014

	As of
	September 30, 2019	December 31, 2018
Current assets	$64,019	$57,907
Noncurrent assets	$603,209	$684,545
Current liabilities	$66,942	$67,408
Noncurrent liabilities	$11,985	$125,596
Members' equity	$588,301	$549,448

As of September 30, 2019, the Company had 3,866 digital projection systems being leased under the master equipment lease agreement with Kasima LLC, which is an indirect subsidiary of DCIP and a related party to the Company.  See Note 3 for discussion of the weighted-average remaining lease term and discount rate of equipment operating leases, which includes digital projection systems leased from Kasima, LLC. The Company had the following transactions with DCIP, reflected in utilities and other costs on the condensed consolidated statements of income, during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Equipment lease payments	$1,105	$1,229	$3,357	$3,689
Warranty reimbursements from DCIP	$(2,953)	$(2,791)	$(8,842)	$(7,909)
Management service fees	$128	$180	$438	$558

AC JV, LLC

During December 2013, the Company, Regal, AMC (the “AC Founding Members”) and NCM entered into a series of agreements that resulted in the formation of AC JV, LLC (“AC”), a joint venture that owns “Fathom Events” formerly operated by NCM.  The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators, including concerts, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. The Company paid event fees to AC of $10,332 and $8,516 for the nine months ended September 30, 2019 and 2018, respectively, which are included in film rentals and advertising costs on the condensed consolidated statements of income.  Additionally, the remaining outstanding balance of a note payable from the Company to NCM, related to the formation of AC, was $1,389 as of September 30, 2019.

Digital Cinema Distribution Coalition

Digital Cinema Distribution Coalition (“DCDC”) is a joint venture among the Company, Universal, Warner Bros., AMC and Regal.  DCDC operates a satellite distribution network that distributes all digital content to U.S. theatres via satellite. The Company has an approximate 14.6% ownership in DCDC. The Company paid approximately $703 and $657 to DCDC during the nine months ended September 30, 2019 and 2018, respectively, related to content delivery services provided by DCDC.  These fees are included in film rentals and advertising costs on the condensed consolidated statements of income.

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

Treasury Stock — Treasury stock represents shares of common stock repurchased or withheld by the Company and not yet retired. The Company has applied the cost method in recording its treasury shares.  Below is a summary of the Company’s treasury stock activity for the nine months ended September 30, 2019:

	Number of
	Treasury
	Shares	Cost
Balance at January 1, 2019	4,626,191	$79,259
Restricted stock withholdings (1)	57,456	2,247
Restricted stock forfeitures	19,351	—
Balance at September 30, 2019	4,702,998	$81,506

(1)

The Company withheld restricted shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting in restricted stock and restricted stock units.  The Company determined the number of shares to be withheld based upon market values ranging from $36.81 to $40.32 per share.

As of September 30, 2019, the Company had no plans to retire any shares of treasury stock.

Restricted Stock – During the nine months ended September 30, 2019, the Company granted 308,250 shares of restricted stock to its directors and employees. The fair value of the restricted stock granted was determined based on the market value of the Company’s common stock on the dates of grant, which ranged from $36.70 to $41.61 per share. The Company assumed forfeiture rates for the restricted stock awards that ranged from 0% to 10%.  The restricted stock awards vest over periods ranging from one to four years. The recipients of restricted stock are entitled to receive non-forfeitable dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock activity for the nine months ended September 30, 2019:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2019	704,353	$38.68
Granted	308,250	$37.42
Vested	(198,711)	$41.38
Forfeited	(19,351)	$37.41
Outstanding at September 30, 2019	794,541	$37.55
Unvested restricted stock at September 30, 2019	794,541	$37.55

	Nine Months Ended September 30,
	2019	2018
Compensation expense recognized during the period	$7,456	$7,266
Fair value of restricted shares that vested during the period	$7,630	$7,815
Income tax benefit recognized upon vesting of restricted stock awards	$1,473	$1,751

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

As of September 30, 2019, the estimated remaining unrecognized compensation expense related to unvested restricted stock awards was $17,998 and the weighted average period over which this remaining compensation expense will be recognized is approximately two years.

Restricted Stock Units – During the nine months ended September 30, 2019, the Company granted restricted stock units representing 306,651 hypothetical shares of common stock to employees. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the two fiscal year periods ending December 31, 2020 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain adjustments as specified by the Compensation Committee prior to the grant date. The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity and vest on a prorata basis according to the IRR achieved by the Company during the performance period. If the IRR for the two-year period is at least 6%, which is the threshold, one-third of the maximum restricted stock units vest. If the IRR for the two-year period is at least 8%, which is the target, two-thirds of the maximum restricted stock units vest. If the IRR for the two-year period is at least 14%, which is the maximum, 100% of the maximum restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. Further, as an example, if the Company achieves an IRR equal to 11%, the number of restricted stock units that shall vest will be greater than the target but less than the maximum number that would have vested had the Company achieved the highest IRR.  All restricted stock units granted during 2019 will vest subject to an additional two-year service requirement and will be paid in the form of common stock if the participant continues to provide services through the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments from the grant date if, and at the time that, the restricted stock unit awards vest.

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the nine months ended September 30, 2019 at each of the three target levels of financial performance (excluding forfeiture assumptions):

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

	Nine Months Ended September 30,
	2019	2018
Number of restricted stock unit awards that vested during the period	88,074	127,084
Fair value of restricted stock unit awards that vested during the period	$3,550	$4,846
Accumulated dividends paid upon vesting of restricted stock unit awards	$375	$526
Compensation expense recognized during the period	$3,030	$3,098
Income tax benefit recognized upon vesting of restricted stock unit awards	$175	$740

During the nine months ended September 30, 2019, the Company modified the performance target levels for the restricted stock unit awards granted during February 2017 and February 2018 for all participants other than certain executive officers.  The modification adjusted the threshold, target and maximum IRR levels from 7.0%, 9.5% and 13.0%, respectively, to 6.0%, 8.0% and

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

14.0%, respectively.  The Company accounted for the change in performance measures as modifications of each award, and recorded a reduction to compensation expense of $132 during the three months ended March 31, 2019.  Simultaneous with the modification of the restricted stock unit awards granted during February 2017, the Company determined that the final IRR reached for the respective measurement period was 9.3%, which resulted in a reduction in compensation expense of approximately $563.

As of September 30, 2019, the estimated remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $11,128. The weighted average period over which this remaining compensation expense will be recognized is approximately two years. As of September 30, 2019, the Company had restricted stock units outstanding that represented a total of 554,529 hypothetical shares of common stock, net of forfeitures, assuming an IRR of 7.2% was achieved for the 2016 grants, an IRR of 9.3% was achieved for the 2017 grants, and the maximum IRR level is achieved for all other grants outstanding.
11.	Goodwill and Other Intangible Assets

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2019 (1)	$1,174,041	$102,283	$1,276,324
Theatres acquired in the US and Brazil (2)	8,812	869	9,681
Foreign currency translation adjustments	—	(4,651)	(4,651)
Balance at September 30, 2019 (1)	$1,182,853	$98,501	$1,281,354

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.
(2)	Amount represents final purchase price allocation for two theatres acquired in the U.S. during 2019 and the final purchase price allocation adjustment for theatres acquired in Brazil during 2018.

The Company evaluates goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable.  The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. Management considers the reporting unit to be each of its nineteen regions in the U.S. and seven countries internationally with Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala considered one reporting unit (the Company does not have goodwill recorded for all of its international locations).  For the year ended December 31, 2018, the Company performed a quantitative goodwill impairment assessment on all reporting units, in accordance with ASC Topic 350-20-35.  No events or changes in circumstances occurred during the nine months ended September 30, 2019 that indicated the carrying value of goodwill might exceed its estimated fair value.

Intangible assets consisted of the following:

	Balance at January 1, 2019	Impact of Adoption of ASC Topic 842 (1)	Amortization	Other (2)	Balance at September 30, 2019
Intangible assets with finite lives:
Gross carrying amount	$105,256	$(18,024)	$—	$(2,501)	$84,731
Accumulated amortization	(74,603)	13,597	(3,730)	2,130	(62,606)
Total net intangible assets with finite lives	$30,653	$(4,427)	$(3,730)	$(371)	$22,125

Intangible assets with indefinite lives:
Tradename and other	300,257	―	―	289	300,546
Total intangible assets — net	$330,910	$(4,427)	$(3,730)	$(82)	$322,671

(1)	See Note 3 for further discussion of the impact of adoption of ASC Topic 842.
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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

For the year ended December 31, 2018, the Company performed a quantitative assessment for all definite and indefinite-lived tradename assets.  No events or changes in circumstances occurred during the nine months ended September 30, 2019 that indicated the carrying value of its tradename assets might exceed their estimated fair values.

Estimated aggregate future amortization expense for intangible assets is as follows:

For the three months ended December 31, 2019	$1,254
For the twelve months ended December 31, 2020	4,986
For the twelve months ended December 31, 2021	3,150
For the twelve months ended December 31, 2022	3,116
For the twelve months ended December 31, 2023	3,083
Thereafter	6,536
Total	$22,125

12.	Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. See discussion of the Company’s long-lived asset impairment evaluation process in Note 1 to the Company’s financial statements as included in its 2018 Annual Report on Form 10-K.  As noted in the discussion, fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the nine months ended September 30, 2019 and 2018. As of September 30, 2019, the estimated aggregate fair value of the long-lived assets impaired during the nine months ended September 30, 2019 was $27,383.

The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

Below is a summary of impairment charges for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
U.S. theatre properties and equipment	$24,502	$1,553	$26,754	$3,331
U.S. operating lease right-of-use assets	2,157	—	10,204	—
International theatre properties and equipment	645	88	6,796	1,689
International operating lease right-of-use assets	—	—	1,628	—
Total	$27,304	$1,641	$45,382	$5,020

13.	Fair Value Measurements

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

Level 2 – other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

Level 3 – unobservable and should be used to measure fair value to the extent that observable inputs are not available.

Below is a summary of liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of September 30, 2019:

	Carry	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities (1)	$(18,988)	$—	$—	$(18,988)
(1)	See further discussion of interest rate swaps at Note 6.

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

Below is a reconciliation of the beginning and ending balance for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Liabilities (1)
2019
Beginning balance - January 1	$5,093
Total loss included in accumulated other comprehensive loss	15,036
Settlements included in interest expense	(1,141)
Ending balance - September 30	$18,988

(1) Represents interest rate swap liabilities.  See further discussion of interest rate swaps at Note 6.

The Company uses the market approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 11 and Note 12). See additional explanation of fair value measurement techniques used for long-lived assets, goodwill and intangible assets in “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed February 28, 2019.  There were no changes in valuation techniques and there were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2019.
14.	Foreign Currency Translation

The accumulated other comprehensive loss account in stockholders’ equity of $349,381 and $319,007 as of September 30, 2019 and December 31, 2018, respectively, primarily includes cumulative foreign currency adjustments of $335,028 and $315,300, respectively, from translating the financial statements of the Company’s international subsidiaries and the cumulative changes in fair value of the Company’s interest rate swap agreements that are designated as hedges.

As of September 30, 2019, all foreign countries where the Company has operations, other than Argentina, are non-highly inflationary, and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.  The Company deemed Argentina to be highly inflationary beginning July 1, 2018.  A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity.  The financial information of the Company’s Argentina subsidiaries has been remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective beginning July 1, 2018.

Below is a summary of the impact of translating the September 30, 2019 financial statements of the Company’s international subsidiaries:

			Other Comprehensive Loss for
	Exchange Rate as of		Nine Months Ended
Country	September 30, 2019	December 31, 2018	September 30, 2019	September 30, 2018
Brazil	4.16	3.88	$(14,492)	$(42,588)
Argentina (1)	57.41	37.68	—	(18,272)
Chile	727.65	694.74	(4,017)	(4,822)
Colombia	3,462.00	3,249.75	(1,507)	70
Peru	3.40	3.39	(203)	(891)
All other			491	(338)
			$(19,728)	$(66,841)
(1)

Beginning July 1, 2018, Argentina was deemed highly inflationary.  The impact of translating Argentina financial results to U.S. dollars, which was not significant, has been recorded in foreign currency exchange loss on the Company’s condensed consolidated statement of income.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

15.	Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Nine Months Ended
	September 30,
	2019	2018
Cash paid for interest	$56,326	$62,773
Cash paid for income taxes, net of refunds received	$69,498	$42,631
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$(13,642)	$7,050
Theatre properties acquired under capital lease	$—	$4,035
Interest expense - NCM (see Note 8)	$(14,180)	$(14,875)
Investment in NCM – receipt of common units (see Note 8)	$1,552	$5,012
Dividends accrued on unvested restricted stock unit awards	$(486)	$(416)

(1)	Additions to theatre properties and equipment included in accounts payable as of September 30, 2019 and December 31, 2018 were $23,362 and $37,004, respectively.
16.	Segments

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

Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
U.S.	$636,628	$585,536	$1,941,545	$1,897,664
International	188,772	171,960	563,509	535,567
Eliminations	(3,583)	(3,261)	(10,758)	(9,972)
Total revenues	$821,817	$754,235	$2,494,296	$2,423,259

Adjusted EBITDA
U.S.	$132,347	$132,652	$453,404	$476,907
International	37,411	35,740	113,346	106,518
Total Adjusted EBITDA	$169,758	$168,392	$566,750	$583,425

Capital expenditures
U.S.	$50,679	$65,458	$148,609	$195,104
International	20,664	17,915	37,903	50,858
Total capital expenditures	$71,343	$83,373	$186,512	$245,962

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$31,955	$50,621	$167,009	$195,262
Add (deduct):
Income taxes	14,053	16,169	64,152	59,592
Interest expense (1) (2)	24,967	27,144	75,037	82,725
Other income, net (3)	(9,970)	(8,810)	(25,079)	(15,247)
Loss on debt amendments and refinancing	—	—	—	1,484
Distributions from DCIP (4)	2,694	—	7,912	5,201
Other cash distributions from equity investees (5)	5,804	4,786	20,251	15,840
Depreciation and amortization (2)	67,760	64,971	196,795	193,656
Impairment of long-lived assets	27,304	1,641	45,382	5,020
Loss on disposal of assets and other	2,453	7,826	8,057	28,666
Non-cash rent expense (6)	(1,102)	—	(3,252)	—
Deferred lease expenses (2)	—	(20)	—	(952)
Amortization of long-term prepaid rents (2)	—	578	—	1,814
Share based awards compensation expense	3,840	3,486	10,486	10,364
Adjusted EBITDA (2)	$169,758	$168,392	$566,750	$583,425

(1)	Includes amortization of debt issue costs.
(2)	Amounts for the three and nine months ended September 30, 2019 were impacted by the adoption of ASC Topic 842 and the resulting change in the classification of certain of the Company’s leases.
(3)	Includes interest income, foreign currency exchange loss, equity in income of affiliates and interest expense - NCM and excludes distributions from NCM.
(4)	See discussion of cash distributions from DCIP, which were recorded as a reduction of the Company’s investment in DCIP, at Note 9.
(5)

Includes cash distributions received from equity investees, other than those from DCIP noted above, that were recorded as a reduction of the respective investment balances (see Notes 8 and 9).  These distributions are reported entirely within the U.S. operating segment.

(6)

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

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2019	2018	2019	2018
U.S.	$636,628	$585,536	$1,941,545	$1,897,664
Brazil	79,776	65,152	240,263	218,265
Other international countries	108,996	106,808	323,246	317,302
Eliminations	(3,583)	(3,261)	(10,758)	(9,972)
Total	$821,817	$754,235	$2,494,296	$2,423,259

	As of	As of
Theatre Properties and Equipment-net (1)	September 30, 2019	December 31, 2018
U.S.	$1,408,052	$1,479,603
Brazil	111,297	140,570
Other international countries	163,052	212,960
Total	$1,682,401	$1,833,133

(1) See Note 3 for discussion of impact of ASC Topic 842 on capital lease assets.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

17.	Related Party Transactions

The Company manages theatres for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is the Company’s Chairman of the Board of Directors and directly and indirectly owns approximately 8% of the Company’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $539 and $488 of management fee revenues during the nine months ended September 30, 2019 and 2018, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC (“Copper Beech”) to use, on occasion, a private aircraft owned by Copper Beech. Copper Beech is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech for the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip.  For the nine months ended September 30, 2019 and 2018, the aggregate amounts paid to Copper Beech for the use of the aircraft was $111 and $51, respectively.

The Company leases 14 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of the Company’s directors and is an officer of the general partner of Syufy. Of these 15 leases, 14 have fixed minimum annual rent. The one lease without minimum annual rent has rent based upon a specified percentage of gross sales as defined in the lease. For the nine months ended September 30, 2019 and 2018, the Company paid total rent of approximately $20,006 and $19,465, respectively, to Syufy.  During 2019, the Company began providing digital equipment support to drive-in theatres owned by Syufy.  The Company billed approximately $36 related to these services during the nine months ended September 30, 2019.

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

Silken Brown v. Cinemark USA, Inc., Case No. 3:13cv05669, In the United States District Court for the Northern District of California, San Francisco Division. The case presents putative class action claims for penalties and attorney's fees arising from alleged violations of the California wage statement law.  The claim is also asserted as a representative action under the California Private Attorney General Act (PAGA) for penalties. The Court granted class certification. The company denies the claims, denies that class certification is appropriate, denies that the plaintiff has standing to assert the claims alleged and is vigorously defending against the claims.  The Company denies any violation of law; however, to avoid the cost and uncertainty associated with litigation the Company and the plaintiff entered into a Joint Stipulation of Class Action Settlement and Release of Claims (the “Settlement Agreement”) to fully and finally dismiss all claims that would be brought in the case.  The Settlement Agreement was approved by the Court in September 2019.  The Company funded the appropriate amounts required under the Settlement Agreement with the administrator of the class claims in October 2019.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Flagship Theatres of Palm Desert, LLC d/b/a Cinemas Palme D’Or v. Century Theatres, Inc., and Cinemark USA, Inc.; Superior Court of the State of California, County of Los Angeles.  Plaintiff in this case alleges that the Company violated California antitrust and unfair competition laws by engaging in “circuit dealing” with various motion picture distributors and tortiously interfered with Plaintiff’s business relationships.  Plaintiff seeks compensatory damages, trebling of those damages under California law, punitive damages, injunctive relief, attorneys’ fees, costs and interest.  Plaintiff also alleges that the Company’s conduct ultimately resulted in closure of its theatre in June 2016.  The Company denied the allegations.  In 2008, the Company moved for summary judgment on Plaintiff’s claims, arguing primarily that clearances between the theatres at issue were lawful and that Plaintiff lacked proof sufficient to support certain technical elements of its antitrust claims.  The trial court granted that motion and dismissed Plaintiff’s claims.  Plaintiff appealed and, in 2011, the Court of Appeal reversed, holding, among other things, that Plaintiff’s claims were not about the illegality of clearances but were focused, instead, on “circuit dealing.”  Having re-framed the claims in that manner, the Court of Appeal held that the trial court’s decision to limit discovery to the market where the theatres at issue operated was an error, as “circuit dealing” necessarily involves activities in different markets.  Upon return to the trial court, the parties engaged in additional, broadened discovery related to Plaintiff’s “circuit dealing” claim.  Thereafter, the Company moved again for summary judgment on all of Plaintiff’s claims.  That new motion for summary judgment was pending when, on or about April 11, 2014, the trial court granted the Company’s motion for terminating sanctions and entered a judgment dismissing the case with prejudice.  Plaintiff then appealed that second dismissal, seeking to have the judgment reversed and the case remanded to the trial court.  The Court of Appeal issued a ruling on May 24, 2016, reversing the granting of terminating sanctions and instead imposed a lesser evidentiary and damages preclusion sanction.  The case returned to the trial court on October 6, 2016.  On May 10, 2018, after a five-week jury trial, the jury found no liability on one circuit dealing claim and awarded Plaintiff damages on the other claim, which are tripled for antitrust damage awards.  Plaintiff would also be entitled to certain court costs and to seek at least some portion of its attorney’s fees.  During 2018, the Company recorded a litigation reserve based on the jury award, court costs and attorney’s fees.  The trial court denied a motion for a judgment notwithstanding the verdict and a motion for a new trial. The Company has appealed the judgment.  Although the Company denies that it engaged in any form of circuit dealing, it cannot predict the outcome of its pending motions or future appeals.

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

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. As of September 30, 2019, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 16 to our condensed consolidated financial statements.

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

Films leading the box office during the nine months ended September 30, 2019 included Avengers: Endgame, The Lion King, Toy Story 4, Captain Marvel, Spider-Man: Far from Home, Aladdin, It: Chapter Two, Us, Fast & Furious Presents: Hobbs & Shaw, and John Wick: Chapter 3 – Parabellum. Films scheduled for release during the remainder of 2019 include Star Wars: Episode IX, Frozen 2, Jumanji: The Next Level and Joker, among other films.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating data (in millions):
Revenues
Admissions	$454.5	$427.6	$1,371.1	$1,389.1
Concession	289.5	264.1	886.1	831.2
Other	77.8	62.5	237.1	202.9
Total revenues	$821.8	$754.2	$2,494.3	$2,423.2
Cost of operations
Film rentals and advertising	254.9	230.1	759.7	758.2
Concession supplies	51.5	42.7	157.3	134.6
Salaries and wages	103.3	92.5	308.3	286.0
Facility lease expense	87.4	80.6	262.5	243.9
Utilities and other	123.9	112.9	357.2	337.9
General and administrative expenses	44.7	38.3	127.0	123.7
Depreciation and amortization	67.8	64.9	196.8	193.6
Impairment of long-lived assets	27.3	1.6	45.4	5.0
Loss on disposal of assets and other	2.5	7.9	8.1	28.7
Total cost of operations	763.3	671.5	2,222.3	2,111.6
Operating income	$58.5	$82.7	$272.0	$311.6

Operating data as a percentage of total revenues:
Revenues
Admissions	55.3%	56.7%	55.0%	57.3%
Concession	35.2%	35.0%	35.5%	34.3%
Other	9.5%	8.3%	9.5%	8.4%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations (1)
Film rentals and advertising	56.1%	53.8%	55.4%	54.6%
Concession supplies	17.8%	16.2%	17.8%	16.2%
Salaries and wages	12.6%	12.3%	12.4%	11.8%
Facility lease expense	10.6%	10.7%	10.5%	10.1%
Utilities and other	15.1%	15.0%	14.3%	13.9%
General and administrative expenses	5.4%	5.1%	5.1%	5.1%
Depreciation and amortization	8.3%	8.6%	7.9%	8.0%
Impairment of long-lived assets	3.3%	0.2%	1.8%	0.2%
Loss on disposal of assets and other	0.3%	1.0%	0.3%	1.2%
Total cost of operations	92.9%	89.0%	89.1%	87.1%
Operating income	7.1%	11.0%	10.9%	12.9%
Average screen count (month end average)	6,084	6,019	6,064	5,990
Total revenues per average screen (dollars)	$135,078	$125,538	$411,328	$404,889

(1)

All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended September 30, 2019 versus September 30, 2018

Revenues. Total revenues increased $67.6 million to $821.8 million for the three months ended September 30, 2019 (“third quarter of 2019”) from $754.2 million for the three months ended September 30, 2018 (“third quarter of 2018”). The table below, presented by reportable operating segment, summarizes our revenue performance and certain key performance indicators for the three months ended September 30, 2019 and 2018.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency (3)
	2019	2018	% Change	2019	2018	% Change	2019	% Change	2019	2018	% Change
Admissions revenues (1)	$351.1	$333.3	5.3%	$103.4	$94.3	9.7%	$114.7	21.6%	$454.5	$427.6	6.3%
Concession revenues (1)	$230.4	$207.9	10.8%	$59.1	$56.2	5.2%	$65.4	16.4%	$289.5	$264.1	9.6%
Other revenues (1)(2)	$51.5	$41.1	25.3%	$26.3	$21.4	22.9%	$29.9	39.7%	$77.8	$62.5	24.5%
Total revenues (1)(2)	$633.0	$582.3	8.7%	$188.8	$171.9	9.8%	$210.0	22.2%	$821.8	$754.2	9.0%
Attendance (1)	44.1	43.7	0.9%	29.2	26.1	11.9%			73.3	69.8	5.0%
Average ticket price (1)	$7.96	$7.63	4.3%	$3.54	$3.61	(1.9)%	$3.93	8.9%	$6.20	$6.13	1.1%
Concession revenues per patron (1)	$5.22	$4.76	9.7%	$2.02	$2.15	(6.0)%	$2.24	4.2%	$3.95	$3.78	4.5%

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

•

U.S. Admissions revenues increased $17.8 million primarily due to a 4.3% increase in average ticket price. The increase in average ticket price was primarily due to price increases and ticket type mix and was partially offset by the impact of the deferral of admissions revenues for loyalty points issued. Concession revenues grew $22.5 million primarily due to a 9.7% increase in concession revenues per patron. Concession revenues per patron grew primarily due to incremental sales of traditional concession products, continued expansion of concession offerings and price increases. Other revenues increased $10.4 million primarily due to increases in transactional fees and promotional activity.

•

International. Admissions revenues grew $9.1 million as reported ($20.4 million in constant currency) primarily due to an 11.9% increase in attendance slightly offset by a 1.9% decrease in average ticket price (average ticket price increased 8.9% in constant currency).  Concession revenues grew $2.9 million as reported ($9.2 million in constant currency) primarily due to the 11.9% increase in attendance partially offset by a 6.0% decrease in concession revenues per patron (concession revenues per patron increased 4.2% in constant currency). Attendance increased due to the success of certain Hollywood blockbuster films in these markets and strong local product.  Average ticket price and concession revenues per patron decreased, as reported, primarily due to the impact of changes in foreign currency exchange rates in certain countries in which we operate, partially offset by price increases.  Other revenues grew $4.9 million as reported (increased $8.5 million in constant currency) due to increases in screen advertising, promotional activity and transactional fees as a result of the attendance increase, partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.

Cost of Operations. The table below summarizes our theatre operating costs (in millions) by reportable operating segment for the three months ended September 30, 2019 and 2018.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2019	2018	2019	2018	Constant Currency (1) 2019	2019	2018
Film rentals and advertising	$203.5	$185.1	$51.4	$45.0	$57.1	$254.9	$230.1
Concession supplies	$38.6	$31.2	$12.9	$11.5	$14.4	$51.5	$42.7
Salaries and wages	$83.2	$73.2	$20.1	$19.3	$22.6	$103.3	$92.5
Facility lease expense	$64.5	$61.1	$22.9	$19.5	$24.8	$87.4	$80.6
Utilities and other	$91.7	$83.0	$32.2	$29.9	$36.0	$123.9	$112.9

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

•

U.S. Film rentals and advertising costs were $203.5 million, or 58.0% of admissions revenues, for the third quarter of 2019 compared to $185.1 million, or 55.5% of admissions revenues, for the third quarter of 2018. Concession supplies expense was $38.6 million, or 16.8% of concession revenues, for the third quarter of 2019 compared to $31.2 million, or 15.0% of concession revenues, for the third quarter of 2018. The increase in the film rentals and advertising rate was primarily due to a higher concentration of blockbuster films during the third quarter of 2019 compared to the third quarter of 2018. The increase in the concessions supplies rate was driven by the mix of concession products sold.

Salaries and wages increased to $83.2 million for the third quarter of 2019 from $73.2 million for the third quarter of 2018 primarily due to increases in minimum and other wage rates across many states in which we operate, as well as staffing for new theatres and varied in-theatre consumer initiatives. Facility lease expense increased to $64.5 million for the third quarter of 2019 from $61.1 million for the third quarter of 2018 primarily due to new theatres and a $2.9 million impact associated with the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion).  Utilities and other costs increased to $91.7 million for the third quarter of 2019 from $83.0 million for the third quarter of 2018 primarily due to increased third party ticket sales commissions, repairs and maintenance, warranty expenses, property taxes and janitorial expenses.

•

International. Film rentals and advertising costs were $51.4 million ($57.1 million in constant currency), or 49.7% of admissions revenues, for the third quarter of 2019 compared to $45.0 million, or 47.7% of admissions revenues, for the third quarter of 2018. The increase in the film rentals and advertising rate was primarily due to the mix of films, increased promotion expenses and a decrease in virtual print fees received from distributors as the costs of digital projectors become fully reimbursed in certain countries. Concession supplies expense was $12.9 million ($14.4 million in constant currency), or 21.8% of concession revenues, for the third quarter of 2019 compared to $11.5 million, or 20.5% of concession revenues, for the third quarter of 2018. The increase in the concession supplies rate was primarily due to promotional activities and mix of premium concession products sold.

Salaries and wages increased to $20.1 million ($22.6 million in constant currency) for the third quarter of 2019 compared to $19.3 million for the third quarter of 2018.  The as reported increase was due to increased local currency wages that were primarily driven by inflation and new theatres, partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.  Facility lease expense increased to $22.9 million ($24.8 million in constant currency) for the third quarter of 2019 compared to $19.5 million for the third quarter of 2018. The as reported increase was driven by higher percentage rent associated with an increase in revenues, and a $2.7 million impact associated with the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion). These increases were partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate. Utilities and other costs increased to $32.2 million ($36.0 million in constant currency) for the third quarter of 2019 compared to $29.9 million for the third quarter of 2018. The as reported increase was primarily due to increased commissions related to expanded screen advertising revenues and increased third party ticket sales commissions that were partly offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.

General and Administrative Expenses.  General and administrative expenses increased to $44.7 million for the third quarter of 2019 from $38.3 million for the third quarter of 2018. The increase was primarily due to increases in salaries and incentive compensation and increased cloud-based software costs and inflation, which were partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.

Depreciation and Amortization. Depreciation and amortization expense increased to $67.8 million during the third quarter of 2019 compared to $64.9 million during the third quarter of 2018. The increase was primarily due to theatre remodels and new theatres, offset by a $3.3 million impact from the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion).

Impairment of Long-Lived Assets.  We recorded asset impairment charges on assets held and used of $27.3 million during the third quarter of 2019 compared to $1.6 million during the third quarter of 2018. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. Impairment charges for the third quarter of 2019 impacted four countries and impairment charges for the third quarter of 2018 impacted two countries.  See Note 12 to our condensed consolidated financial statements.

Loss on Disposal of Assets and Other. We recorded a loss on disposal of assets and other of $2.5 million during the third quarter of 2019 compared to $7.9 million during the third quarter of 2018. Activity for the third quarter of 2019 and 2018 was primarily due to the retirement of assets related to theatre remodels.

Interest Expense.  Interest costs incurred, including amortization of debt issue costs, were $25.0 million during the third quarter of 2019 compared to $27.1 million during the third quarter of 2018. The decrease was primarily due to a $2.5 million impact from the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion).

Distributions from NCM.  We recorded distributions from NCM of $2.5 million during the third quarter of 2019 compared to $2.4 million recorded during the third quarter of 2018, which were in excess of the carrying value of our Tranche 1 investment. See Note 8 to our condensed consolidated financial statements.

Interest expense – NCM.  We recorded non-cash interest expense of $4.7 million for the third quarter of 2019 compared to $5.0 million recorded during the third quarter of 2018, related to the significant financing component associated with certain of our agreements with NCM.  See Notes 4 and 8 to our condensed consolidated financial statements for further discussion.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $15.1 million during the third quarter of 2019 compared to $14.2 million during the third quarter of 2018. See Notes 8 and 9 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes. Income tax expense of $14.1 million was recorded for the third quarter of 2019 compared to $16.2 million recorded for the third quarter of 2018. The effective tax rate was approximately 30.5% for the third quarter of 2019 compared to 24.2% for the third quarter of 2018. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Nine months ended September 30, 2019 versus September 30, 2018

Revenues. Total revenues increased $71.1 million to $2,494.3 million for the nine months ended September 30, 2019 (“2019 period”) from $2,423.2 million for the nine months ended September 30, 2018 (“2018 period”). The table below, presented by reportable operating segment, summarizes our revenue performance and certain key performance indicators for the nine months ended September 30, 2019 and 2018.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency (3)
	2019	2018	% Change	2019	2018	% Change	2019	% Change	2019	2018	% Change
Admissions revenues (1)	$1,066.9	$1,091.5	(2.3)%	$304.2	$297.6	2.2%	$357.3	20.1%	$1,371.1	$1,389.1	(1.3)%
Concession revenues (1)	$704.7	$661.3	6.6%	$181.4	$169.9	6.8%	$210.6	24.0%	$886.1	$831.2	6.6%
Other revenues (1)(2)	$159.2	$134.9	18.0%	$77.9	$68.0	14.6%	$94.2	38.5%	$237.1	$202.9	16.9%
Total revenues (1)(2)	$1,930.8	$1,887.7	2.3%	$563.5	$535.5	5.2%	$662.1	23.6%	$2,494.3	$2,423.2	2.9%
Attendance (1)	132.9	138.9	(4.3)%	82.9	75.8	9.4%			215.8	214.7	0.5%
Average ticket price (1)	$8.03	$7.86	2.2%	$3.67	$3.93	(6.6)%	$4.31	9.7%	$6.35	$6.47	(1.9)%
Concession revenues per patron (1)	$5.30	$4.76	11.3%	$2.19	$2.24	(2.2)%	$2.54	13.4%	$4.11	$3.87	6.2%

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

•

U.S. Admissions revenues decreased $24.6 million primarily due to a 4.3% decrease in attendance slightly offset by a 2.2% increase in average ticket price. The decrease in attendance was due to the relative consumer appeal of films during the 2019 period compared to the 2018 period. The increase in average ticket price was primarily due to price increases, partially offset by the impact of the deferral of admissions revenues for loyalty points issued. Concession revenues grew $43.4 million primarily due to an 11.3% increase in concession revenues per patron, partially offset by the 4.3% decline in attendance. Concession revenues per patron grew primarily due to incremental sales of traditional concession products, continued expansion of concession offerings and price increases. Other revenues increased $24.3 million due to increases in transactional fees and promotional activity.

•

International. Admissions revenues increased $6.6 million as reported (increased $59.7 million in constant currency) primarily due to a 9.4% increase in attendance, partially offset by a 6.6% decrease in average ticket price (average ticket price increased 9.7% in constant currency). Concession revenues grew $11.5 million as reported ($40.7 million in constant currency) primarily due to the 9.4% increase in attendance, partially offset by a 2.2% decrease in concession revenues per patron (concession revenues per patron increased 13.4% in constant currency). Attendance increased due to the consumer appeal of films during the 2019 period compared to the 2018 period. Average ticket price and concession revenues per patron decreased, as reported, primarily due to the impact of changes in foreign currency exchange rates in certain countries in which we operate.  Other revenues grew $9.9 million as reported ($26.2 million in constant currency) due to increases in screen advertising and promotional revenues due to the attendance increase, partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.

Cost of Operations. The table below summarizes our theatre operating costs (in millions) by reportable operating segment for the nine months ended September 30, 2019 and 2018.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2019	2018	2019	2018	Constant Currency (1) 2019	2019	2018
Film rentals and advertising	$610.3	$616.7	$149.4	$141.5	$175.6	$759.7	$758.2
Concession supplies	$117.6	$98.1	$39.7	$36.5	$46.2	$157.3	$134.6
Salaries and wages	$247.4	$224.3	$60.9	$61.7	$72.5	$308.3	$286.0
Facility lease expense	$194.1	$183.1	$68.4	$60.8	$77.8	$262.5	$243.9
Utilities and other	$260.8	$245.7	$96.4	$92.2	$113.8	$357.2	$337.9

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

•

U.S. Film rentals and advertising costs were $610.3 million, or 57.2% of admissions revenues, for the 2019 period compared to $616.7 million, or 56.5% of admissions revenues, for the 2018 period. Concession supplies expense was $117.6 million, or 16.7% of concession revenues, for the 2019 period compared to $98.1 million, or 14.8% of concession revenues, for the 2018 period. The increase in the concessions supplies rate was driven by the mix of concession products sold.

Salaries and wages increased to $247.4 million for the 2019 period from $224.3 million for the 2018 period primarily due to increases in minimum and other wage rates across many states in which we operate, as well as staffing for new theatres and varied in-theatre consumer initiatives. Facility lease expense increased to $194.1 million for the 2019 period from $183.1 million for the 2018 period primarily due to new theatres and an increase of $8.3 million from the impact of the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion).  Utilities and other costs increased to $260.8 million for the 2019 period from $245.7 million for the 2018 period primarily due to increases in credit card processing fees, property taxes, janitorial costs and utilities costs.

•

International. Film rentals and advertising costs were $149.4 million ($175.6 million in constant currency), or 49.1% of admissions revenues, for the 2019 period compared to $141.5 million, or 47.5% of admissions revenues, for the 2018 period. The increase in the film rentals and advertising rate was primarily due to the mix of films, increased promotion expenses and a decrease in virtual print fees received from distributors as the costs of digital projectors become fully reimbursed in certain countries. Concession supplies expense was $39.7 million ($46.2 million in constant currency), or 21.9% of concession revenues, for the 2019 period compared to $36.5 million, or 21.5% of concession revenues, for the 2018 period.

Salaries and wages decreased to $60.9 million (increased to $72.5 million in constant currency) for the 2019 period compared to $61.7 million for the 2018 period.  The as reported decrease was due to the impact of changes in foreign currency exchange rates in certain countries in which we operate, partially offset by increased local currency wages that were driven by inflation and new theatres.  Facility lease expense increased to $68.4 million (increased to $77.8 million in constant currency) for the 2019 period compared to $60.8 million for the 2018 period.  The as reported increase was due to higher percentage rent due to an increase in revenues in local currency, incremental base rent from new theatres and an $8.1 million impact associated with the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion).  These increases were partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.  Utilities and other costs increased to $96.4 million (increased to $113.8 million in constant currency) for the 2019 period compared to $92.2 million for the 2018 period.  The as reported increase was primarily due to increased commissions as a result of increased screen advertising revenues, increased credit card processing fees and increased utilities costs that were partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.

General and Administrative Expenses.  General and administrative expenses increased to $127.0 million for the 2019 period from $123.7 million for the 2018 period. The increase was primarily due to increases in salaries and wages, partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.

Depreciation and Amortization. Depreciation and amortization expense increased to $196.8 million during the 2019 period compared to $193.6 million during the 2018 period. The increase was primarily due to theatre remodels and new theatres, offset by a $9.8 million impact from the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion).

Impairment of Long-Lived Assets.  We recorded asset impairment charges on assets held and used of $45.4 million during the 2019 period compared to $5.0 million during the 2018 period. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. Impairment charges for the 2019 period impacted seven countries and impairment charges for the 2018 period impacted three countries.  See Note 12 to our condensed consolidated financial statements.

Loss on Disposal of Assets and Other. We recorded a loss on disposal of assets and other of $8.1 million during the 2019 period compared to $28.7 million during the 2018 period. Activity for the 2019 period was primarily due to the retirement of assets related to theatre remodels.  Activity for the 2018 period was primarily due to the retirement of assets related to theatre remodels and the accrual of a reserve for outstanding litigation (see Note 18 to the condensed consolidated financial statements).

Interest Expense.  Interest costs incurred, including amortization of debt issue costs, were $75.0 million during the 2019 period compared to $82.7 million during the 2018 period.  The decrease was primarily due to a $7.6 million impact from the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion).

Distributions from NCM.  We recorded distributions from NCM of $9.2 million during the 2019 period compared to $12.2 million recorded during the 2018 period, which were in excess of the carrying value of our Tranche 1 investment. See Note 8 to our condensed consolidated financial statements.

Interest expense – NCM.  We recorded non-cash interest expense of $14.2 million for the 2019 period compared to $14.9 million recorded during the 2018 period, related to the significant financing component associated with certain of our agreements with NCM.  See Notes 4 and 8 to our condensed consolidated financial statements for further discussion.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $34.0 million during the 2019 period compared to $29.2 million during the 2018 period. See Notes 8 and 9 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes. Income tax expense of $64.2 million was recorded for the 2019 period compared to $59.6 million recorded for the 2018 period. The effective tax rate was approximately 27.8% for the 2019 period compared to 23.4% for the 2018 period.  The effective tax rate for the 2018 period was impacted by a credit to tax expense of $7.1 million related to the settlement of audits in the non-U.S. tax jurisdiction of Chile.  Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. Our revenues are received in cash prior to the payment of related expenses, therefore we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities was $397.2 million for the nine months ended September 30, 2019 compared to $350.1 million for the nine months ended September 30, 2018. The increase in cash provided by operating activities was primarily due to increased revenues and due to the level and timing of payments to suppliers during each respective period and the impact of the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion).

Investing Activities

Our investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $196.3 million for the nine months ended September 30, 2019 compared to $352.5 million for the nine months ended September 30, 2018.  The higher level of cash used for investing activities during the nine months ended September 30, 2018 was primarily due to the $78.4 million acquisition of NCM common units and a higher level of capital expenditures, primarily driven by the timing and number of recliner conversions.

Capital expenditures for the nine months ended September 30, 2019 and 2018 were as follows (in millions):

Period	New Theatres	Existing Theatres	Total
Nine Months Ended September 30, 2019	$54.7	$131.8	$186.5
Nine Months Ended September 30, 2018	$52.5	$193.5	$246.0

We operated 548 theatres with 6,082 screens worldwide as of September 30, 2019.  Theatres and screens acquired, built and closed during the nine months ended September 30, 2019 were as follows:

	January 1, 2019	Built	Acquired	Closed	September 30, 2019
U.S
Theatres	341	3	2	2	344
Screens	4,586	34	30	20	4,630

International
Theatres	205	1	─	2	204
Screens	1,462	4	─	14	1,452

Worldwide
Theatres	546	4	2	4	548
Screens	6,048	38	30	34	6,082

As of September 30, 2019, we had the following signed commitments (costs in millions):

	Theatres	Screens	Estimated Cost
Remainder of 2019
U.S.	1	12	$64
International	6	51	$17
Total	7	63

Subsequent to 2019
U.S.	13	154	$43
International	9	60	$35
Total	22	214

Total commitments at September 30, 2019	29	277	$159

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

Financing Activities

Cash used for financing activities was $139.1 million for the nine months ended September 30, 2019 compared to $144.5 million for the nine months ended September 30, 2018.  The decrease was primarily due to the payment of debt issuance costs associated with the amendment of our senior secured credit facility during the nine months ended September 30, 2018 and the impact of the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion), partially offset by an increase in the quarterly cash dividend from $0.32 to $0.34 per share of common stock.

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

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of September 30, 2019 (in millions):

Cinemark USA, Inc. term loan	648.0
Cinemark USA, Inc. 5.125% senior notes due 2022	400.0
Cinemark USA, Inc. 4.875% senior notes due 2023	755.0
Other	1.4
Total long-term debt	$1,804.4
Less current portion	8.0
Subtotal long-term debt, less current portion	$1,796.4
Less: Debt discounts and debt issuance costs, net of accumulated amortization	24.7
Long-term debt, less current portion, net of debt issuance costs	$1,771.7

As of September 30, 2019, we had $98.8 million in available borrowing capacity on our revolving credit line.

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

At September 30, 2019, there was $648.0 million outstanding under the term loan and no borrowings outstanding under the $100.0 million revolving credit line. Cinemark USA, Inc. had $98.8 million in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the Credit Agreement at September 30, 2019 was approximately 4.3% per annum.

Cinemark USA, Inc. 5.125% Senior Notes

On December 18, 2012, Cinemark USA, Inc. issued $400.0 million aggregate principal amount of 5.125% Senior Notes due 2022, at par value (the “5.125% Senior Notes”). Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year. The 5.125% Senior Notes mature on December 15, 2022.

The indenture to the 5.125% Senior Notes contains covenants including limitations on the amount of dividends that could be paid by Cinemark USA, Inc. As of September 30, 2019, Cinemark USA, Inc. could have distributed up to approximately $2,357.7 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1.

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

Covenant Compliance

As of September 30, 2019, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices.

Interest Rate Risk

We are currently party to a variable rate debt facility.  An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt. At September 30, 2019, we had an aggregate of approximately $198.0 million of variable rate debt outstanding.  Based on the interest rates in effect on the variable rate debt outstanding at September 30, 2019, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $2.0 million.

The table below provides information about our fixed rate and variable rate long-term debt agreements as of September 30, 2019:

	Expected Maturity for the Twelve-Month Periods Ending September 30,								Average
	(in millions)								Interest
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value	Rate
Fixed rate	$1.4	$—	$—	$1,155.0	$—	$450.0	$1,606.4	$1,626.4	4.8%
Variable rate	6.6	6.6	6.6	6.6	6.6	165.0	198.0	198.7	3.8%
Total debt	$8.0	$6.6	$6.6	$1,161.6	$6.6	$615.0	$1,804.4	$1,825.1

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

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2019, we carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

*10.1	First Amendment to Amended and Restated Exhibitor Services Agreement between National Cinemedia, LLC and Cinemark USA, Inc., dated as of September 17, 2019.

*31.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

* 101

The following material from Cinemark Holdings, Inc.’s Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

* 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK HOLDINGS, INC.
Registrant

DATE:	November 5, 2019

/s/ Mark Zoradi
Mark Zoradi
Chief Executive Officer

/s/ Sean Gamble
Sean Gamble
Chief Financial Officer