Form 10-K
period 2019-12-31
Cinemark Holdings, Inc.
filed 2020-02-21
CIK 1385280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission File Number 001-33401

CINEMARK HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-5490327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3900 Dallas Parkway Plano, TX (Address of principal executive offices)	75093 (Zip Code)

Registrant’s telephone number, including area code: (972) 665-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity owned by non-affiliates of the registrant on June 30, 2019, computed by reference to the closing price for the registrant’s common stock on the New York Stock Exchange on such date was approximately $3.85 billion (106,562,652 shares at a closing price per share of $36.10).

As of February 10, 2020, 117,150,793 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2020 annual meeting of stockholders, to be filed within 120 days of December 31, 2019, are incorporated by reference into Part III, Items 10-14, of this annual report on Form 10-K.

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

Certain Definitions

Unless the context otherwise requires, all references to “we,” “our,” “us,” “the issuer”, “the Company” or “Cinemark” relate to Cinemark Holdings, Inc. and its consolidated subsidiaries. All references to Latin America are to Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. Unless otherwise specified, all operating and other statistical data are as of and for the year ended December 31, 2019.

PART I

Item 1. Business

Our Company

Cinemark Holdings, Inc. and subsidiaries is a leader in the motion picture exhibition industry, with theatres in the United States, or “U.S.,” Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay.

As of December 31, 2019, we managed our business under two reportable operating segments: U.S. markets and international markets. See Note 20 to the consolidated financial statements.

Cinemark Holdings, Inc. is a Delaware corporation incorporated on August 2, 2006. Our principal executive offices are at 3900 Dallas Parkway, Plano, Texas 75093. Our telephone number is (972) 665-1000. We maintain a corporate website at www.cinemark.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, are available on our website free of charge under the heading “Investor Relations – Financials - SEC Filings” as soon as practicable after such reports are filed or furnished electronically to the Securities and Exchange Commission, or the SEC. Additionally, all of our filings with the SEC can be accessed on the SEC’s website at www.sec.gov.

Description of Business

We are a leader and one of the most geographically diverse operators in the motion picture exhibition industry. As of December 31, 2019, we operated 554 theatres and 6,132 screens in the U.S. and Latin America and approximately 280 million guests attended our theatres worldwide during the year ended December 31, 2019. Our U.S. circuit had 345 theatres and 4,645 screens in 42 states and our international circuit had 209 theatres and 1,487 screens in 15 countries.  Our significant and diverse presence in the U.S. and Latin America has made us an important distribution channel for movie studios and other content providers. We believe our portfolio of modern, high-quality theatres with multiple platforms provides a preferred destination for moviegoers and contributes to our consistent financial performance.

Revenues, operating income and net income attributable to Cinemark Holdings, Inc. for the year ended December 31, 2019, were $3,283.1 million, $338.3 million and $191.4 million, respectively. At December 31, 2019 we had cash and cash equivalents of $488.3 million and total long-term debt of $1,801.3 million. Approximately $196.3 million, or 11%, of our long-term debt accrues interest at variable rates and $6.6 million of our long-term debt matures in 2020.

Motion Picture Exhibition Industry Overview

Domestic Markets

The U.S. motion picture exhibition industry reported all-time high box office revenues of approximately $11.9 billion for 2018, a 7% increase over 2017. Industry results for 2019 are not yet available, but estimates indicate that box office revenues were approximately $11.4 billion, representing the second highest all-time box office performance.  The following table represents the results of a survey by Motion Picture Association of America (“MPAA”) published during March 2019, outlining the historical trends in U.S. box office performance for the ten year period from 2009 to 2018.

	U.S. Box
	Office Revenues	Attendance	Average Ticket
Year	($ in billions)	(in billions)	Price
2009	$10.6	1.42	$7.50
2010	$10.6	1.34	$7.89
2011	$10.2	1.28	$7.93
2012	$10.8	1.36	$7.96
2013	$10.9	1.34	$8.13
2014	$10.4	1.27	$8.17
2015	$11.1	1.32	$8.43
2016	$11.4	1.32	$8.65
2017	$11.1	1.24	$8.97
2018	$11.9	1.30	$9.11

Over the past ten years, industry statistics have shown slight increases and decreases in attendance from one year to another, however domestic box office revenues have remained relatively stable during this period.  The industry has not experienced highly volatile results, even during recessionary periods, demonstrating the stability of the industry, its continued ability to attract consumers and the fact that box office performance is primarily dependent on the quality, quantity and timing of film product rather than economic cycles.  Average ticket prices can also be driven by the mix of film product and availability of films in premium formats.

Films leading the box office during the year ended December 31, 2019 included Avengers: Endgame, Star Wars: Episode IX, Frozen 2,The Lion King, Toy Story 4, Captain Marvel, SpiderMan: Far from Home, Aladdin, Joker, It: Chapter Two, Us, Fast & Furious Presents: Hobbs & Shaw, John Wick: Chapter 3 – Parabellum, and Jumanji: The Next Level, among other films.

Films scheduled for release during 2020 include Bad Boys for Life, Onward, A Quiet Place: Part 2, Mulan, No Time to Die, Black Widow, Fast & Furious 9, Wonder Woman 1984, Soul, Top Gun: Maverick, Minions: The Rise of Gru, Jungle Cruise, The King’s Man, The Eternals and Raya and the Last Dragon, among other films.

International Markets

According to MPAA, international box office revenues were approximately $29.2 billion for the year ended December 31, 2018, a slight decrease from 2017.  More specifically, Latin American box office revenues were $2.7 billion for the year ended December 31, 2018, compared to $3.4 billion for the year ended December 31, 2017.  Industry data for 2019 has not yet been released.

In addition to the quality, quantity and timing of Hollywood product, performance in Latin American markets is also impacted by social behaviors, growing populations, and continued retail development. In many Latin American countries, including Brazil, Argentina, Colombia, Peru and Chile, successful local film product can also contribute to box office growth.

Drivers of Continued Industry Success

We believe the following market trends will continue to drive the strength of our industry:

Importance of Theatrical Success in Establishing Movie Brands. Theatrical exhibition has long been the primary distribution channel for new major motion picture releases. In addition to representing a significant share of a film’s overall revenues, a successful theatrical release “brands” a film and is one of the major contributors to a film’s success in “downstream” markets, such as digital downloads, video on-demand, DVDs, pay television, network and syndicated television, and streaming video on demand, as well as branded retail merchandise.

Convenient and Affordable Form of Out-Of-Home Entertainment.  Consumption of media and out-of-home experiential offerings continues to grow, and movie going is one of the most convenient and affordable forms of out-of-home entertainment.  The estimated average ticket price in the U.S. was $9.11 for 2018. Average prices in 2018 for other forms of out-of-home entertainment in the U.S., including sporting events and theme parks, ranged from approximately $32.44 to $100.26 per ticket according to MPAA. (As of the date of this report, 2019 industry data was not yet available.)

Expansion of Concepts and Product Offerings that Enhance the Movie-Going Experience.  The motion picture exhibition industry continues to develop new movie theatre platforms and concepts to respond to varying and changing consumer preferences as well as to differentiate the movie-going experience from other out-of-home entertainment options and from watching movies at home. Some examples include changing the overall style of and amenities of theatres, as well as expansion of concession product offerings that provide more variety to traditional popcorn, fountain drinks and candy.   Many locations now offer hot foods, alcohol and/or healthier snack options for guests. Enhanced projection and sound equipment and motion seats are offered in some locations, to further enhance the movie viewing experience. New and enhanced programming alternatives expand the industry’s entertainment offerings to attract a broader customer base.

Contribution of International Markets to Box Office Performance. International markets continue to be an increasingly important component of the overall box office revenues generated by Hollywood films, accounting for $29.2 billion, or approximately 71%, of 2018 total worldwide box office revenues according to MPAA. (As of the date of this report, 2019 industry data was not yet available.) With the meaningful contribution of the international motion picture exhibition industry, we believe the relative contribution of markets outside North America will continue to be impactful. Many of the top U.S. films released during 2019 also performed exceptionally well in international markets.  Avengers: End Game grossed $1,937.1 million in international markets, or 69% of its worldwide box office.   The Lion King generated $1,098.7 million in international markets, or 67% of its worldwide box office. Frozen 2 generated $912.0 million in international markets, or 67% of its worldwide box office.

Our Strategy

Our primary objective is to attract and expand audiences to maximize attendance and box office, and then pursue monetization opportunities to capture additional ancillary revenue. We are focused on the following strategies to accomplish this goal:

Provide an Extraordinary Guest Experience. We differentiate our theatres by focusing on various initiatives that continuously enhance the in-theatre guest experience. We have a market-adaptive approach with our theatre amenities, including Luxury Lounger recliner seats, our exhibitor-branded premium large format, XD, and expanded food and beverage offerings.  Our investment in these preferred amenities allows us to create and maintain a high-quality theatrical experience throughout our circuit. We believe our ongoing focus on providing an extraordinary in-theatre guest experience is a primary factor of our consistent industry-leading results.

Enhance Overall Guest Engagement.  We offer loyalty and subscription programs that help provide a personalized experience, continued investment in our website and mobile app features and tailored custom interactions.   We pursue a wide range of strategic marketing initiatives to communicate and build consumer awareness, better understand the unique preferences of our guests and enrich their movie-going experience.

Pursue Organic and Synergistic Growth Opportunities And Maintain Core Circuit.  We continually utilize our cash flows from operations to invest in our circuit with a focus on new and exciting ways to attract guests.  Our commitment to investing in our theatre assets is demonstrated by our level of capital expenditures for the years ended December 31, 2017, 2018 and 2019 of approximately $380.9 million, $346.1 million, and $303.6 million, respectively. In addition to our Luxury Lounger recliner seats and premium large format XD auditoriums, we have

incorporated other market-adaptive concepts such as full bars and dine-in options.   We selectively build or acquire new theatres in markets where we can establish and maintain a strong market position. During the year ended December 31, 2019, we built eleven new theatres with 97 screens and acquired two theatres with 30 screens.

Competitive Strengths

We believe the following strengths allow us to compete effectively:

Disciplined Operating Philosophy. Our balanced and disciplined investment approach centers on building new theatres, reinvesting in our existing theatres and acquiring theatres that will complement our circuit.   Our operating philosophy focuses on creating an extraordinary guest experience, maintaining favorable theatre-level economics, controlling operating costs and effectively reacting to economic and market changes.

We believe the combination of our strong balance sheet and our continued commitment to earn a solid return on our capital investments, will continue to provide us with the financial flexibility to pursue further expansion opportunities and maintain our existing locations at a high standard, while also allowing us to effectively service our debt obligations and continue to offer our stockholders a strong dividend yield.

Leading Position in Our U.S. Markets. We have a leading market share in most of the U.S. markets we serve, which includes a presence in 42 states. For the year ended December 31, 2019, we ranked either first or second, based on box office revenues, in 20 out of our top 25 U.S. markets, including the San Francisco Bay Area, Dallas, Houston, Salt Lake City, Sacramento, Cleveland, Austin and Las Vegas.

Located in Top Latin American Markets. We have successfully established a significant presence in major cities in Latin America, with theatres in 14 of the 20 largest metropolitan areas in South America.  We are the largest exhibitor in Brazil and Argentina and have significant market presence in Colombia, Peru and Chile. Our geographic diversity makes us an important global distribution channel for the movie studios.

State-of-the-Art Theatre Circuit. We offer a state-of-the-art movie-going experience, which we believe makes our theatres preferred destinations for moviegoers in our markets. During 2019, we built 97 new screens. As of December 31, 2019, we had commitments to open 243 additional new screens over the next three years.

We have incorporated Luxury Lounger recliner seats in all of our recent domestic new builds and have also repositioned many of our existing domestic theatres to offer this premium seating feature. We currently feature Luxury Loungers in 2,765 domestic auditoriums, representing almost 60% of our domestic circuit. We plan to continue to add additional Luxury Loungers in certain of our domestic locations during 2020.

We offer our guests a premium large format experience through our 16 IMAX screens and our 275 XD auditoriums, which represents the largest exhibitor-branded premium large format footprint in the industry. Our XD auditoriums offer a premium experience utilizing the latest in digital projection and enhanced custom sound, including a Barco Auro 11.1 or Dolby Atmos sound system in select locations. The XD experience includes wall-to-wall screens, wrap-around sound, plush seating and a maximum comfort entertainment environment for an immersive experience. The benefits of our XD auditoriums include program flexibility, as we can show the content of our choice, and there is no additional revenue share component outside of routine film rental. We expect to continue to expand our XD footprint during 2020.

We offer enhanced food and beverages such as gourmet pizzas, burgers, and sandwiches, and a selection of beers, wines, and cocktails, all of which can be enjoyed in the comfort of the auditoriums, at approximately 59% of our worldwide theatres. We also offer market-adaptive concepts with full bars or dine-in areas in certain of our theatres and continue to expand to additional locations.

We currently have auditoriums that offer seats with immersive cinematic motion, which we refer to as motion seats, throughout our worldwide circuit. These motion seats are programmed in harmony with the audio and video content of the film and further immerse guests in the on-screen action. We offer motion seats in 235 auditoriums throughout our worldwide circuit and we plan to add motion seats to additional locations during 2020.

Experienced Management. Led by Chairman and founder Lee Roy Mitchell, Chief Executive Officer Mark Zoradi, Chief Operating Officer and Chief Financial Officer Sean Gamble, and President-International Valmir Fernandes, our operational management team has extensive industry experience.  Similarly, each of our international offices is led by general managers that are local citizens familiar with cultural, political and economic factors impacting their country. Our global management team has successfully navigated us through many industry and economic cycles over the years.

Theatre Operations

As of December 31, 2019, we operated 554 theatres and 6,132 screens in 42 U.S. states and 15 Latin American countries.

We opened our first theatre in the U.S. during 1984.  Our domestic circuit has expanded primarily due to organic growth and two significant acquisitions. We currently have theatres in 105 DMAs. The following table summarizes the geographic locations of our U.S. theatre circuit as of December 31, 2019.

	Total	Total
State	Theatres	Screens
Texas	87	1,152
California	66	850
Ohio	29	364
Utah	15	190
Nevada	9	140
Colorado	9	136
Illinois	9	126
Pennsylvania	9	125
Kentucky	8	109
Arizona	7	104
North Carolina	7	83
Florida	6	110
Oregon	6	90
Louisiana	6	83
Virginia	6	82
Washington	6	73
Oklahoma	5	65
Iowa	4	62
Connecticut	4	58
New Mexico	4	54
New Jersey	4	50
Massachusetts	3	46
Michigan	3	46
Arkansas	3	44
Mississippi	3	41
Indiana	3	34
South Carolina	3	34
Maryland	2	39
Georgia	2	27
South Dakota	2	26
Montana	2	25
Delaware	2	22
West Virginia	2	22
Kansas	1	20
Idaho	1	18
New York	1	17
Alaska	1	16
Alabama	1	14
Tennessee	1	14
Wisconsin	1	14
New Hampshire	1	12
Minnesota	1	8
Total	345	4,645

We first entered Latin America when we opened a theatre in Chile in 1993. Since then, through our focused international growth strategy, we have developed one of the most geographically diverse theatre circuits in the region. We have balanced our risk through a diversified international portfolio, which includes theatres in 14 of the 20 largest metropolitan areas in South America. We have established significant presence in Brazil and Argentina, where we are the largest exhibitor. We also have significant market presence in Colombia, Peru and Chile. The following table summarizes the geographic locations of our international theatre circuit as of December 31, 2019.

Country	Total Theatres	Total Screens
Brazil	86	633
Colombia	36	207
Argentina	22	191
Central America(1)	21	147
Chile	19	127
Peru	14	102
Ecuador	8	51
Bolivia	1	13
Paraguay	1	10
Curacao	1	6
Total	209	1,487
(1)	Includes Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala.

Content

We offer a variety of content at our theatres.  We monitor upcoming films and other content and work diligently with film distributors to license content that we believe will be most successful in our theatres. We play mainstream films from many different genres, such as animated films, family films, dramas, comedies, horror and action films. We offer content in both 2-D and 3-D formats in all of our theatres, and in many locations, we offer either our exhibitor-branded premium large format, XD, or IMAX. We also offer a format that features motion seats and added sensory features.

We regularly play art and independent films at many of our U.S. theatres and offer local film product in our international markets, providing a variety of film choices to our guests. We offer a Classic Series at a majority of our U.S. theatres and some of our international theatres, which involves playing digitally re-mastered classic movies. The program covers a variety of genres of classic films that are generally exhibited during non-peak times.  We also occasionally offer multi-cultural foreign language films and e-sports gaming events in our theatres.

Our joint venture, AC JV, LLC, with Regal Entertainment Group, or Regal, and AMC Entertainment, Inc., or AMC, provides marketing and distribution of live and pre-recorded entertainment programming to movie theatres to augment theatres’ feature film schedules, which includes the Metropolitan Opera, sports programs, concert events, and other special presentations, that may be live or pre-recorded. We, along with AC JV, LLC, continue to identify new ways to utilize our theatre platform to provide alternative content to consumers beyond movies.

Film Licensing

In the domestic marketplace, our corporate film department negotiates with film distributors to license films for each of our domestic theatres. In each of our international offices, our local film personnel negotiate with local offices of major film distributors, local film distributors and independent content providers to license films for our international theatres. Film distributors are responsible for determining film release dates and film marketing campaigns and the related expenditures, while we are responsible for booking the films at each of our theatres at the optimal showtimes for our guests.

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

In select locations, we have expanded concession product offerings to include a broader variety of food and drink options, such as gourmet pizzas, burgers, and sandwiches and a selection of beers, wines, and cocktails, all of which can be enjoyed in the comfort of the auditoriums.  We also have lobby bars and VIP lounges in many domestic and international theatres.

Our proprietary point-of-sale system allows our category managers to monitor product sales and readily make adjustments to product mix on a theatre-by-theatre or market-by-market basis, when necessary. This program flexibility also allows us to efficiently activate and manage both national or regional product launches and promotional initiatives to further grow food and beverage sales.

Pricing. New products and promotions are introduced on a regular basis to increase concession purchase incidence by existing consumers as well as to attract new consumers. We offer specially-priced product combinations at our theatres. We routinely offer discounts to our guests on certain products including reusable popcorn tubs and soft drink cups that can be refilled at a discounted price.  In certain international countries and in all of our domestic theatres, we offer a loyalty program that periodically offers food and beverage discounts. Our new Movie Club membership program also allows our domestic guests to sign-up for exclusive concessions discounts.

Staff Training. Employees are continually trained in proper sales techniques, food preparation and handling and maintaining concession product quality. Some of our product promotions include a motivational element that rewards theatre staff for exceptional sales of certain promotional items.

Theatre Design. Our theatres are designed to optimize the guest purchase experience at the concession stands, which includes multiple concession counters throughout a theatre to facilitate serving guests in an expedited manner. We strategically place large concession stands within theatres to heighten visibility, reduce the length of concession lines, and improve traffic flow around the concession stands. We incorporate self-serve candy cases and bottled drink coolers at our traditional crew-serve theatres to help provide convenience for our guests, drive impulse purchases and increase product availability for these two core categories. We also have self-service cafeteria-style concession areas in many of our domestic theatres, which allow customers to select their own refreshments and proceed to the cash register when they are ready. This design allows for more efficient service, and superior visibility of concession items. In select locations, we allow guests to pre-order concession items, either online or at a kiosk, and pick them up in a dedicated line at the concession counter.

Cost Control. We negotiate prices for concession supplies directly with concession vendors and manufacturers to obtain volume discounts and also negotiate volume-based and promotional-based rebates. Concession supplies are generally managed through a distribution network in which inventory is delivered to the theatres after receiving orders directly from the theatres.  We conduct frequent inventory counts of concession products at every theatre to ensure proper stock levels are maintained to appropriately serve our guests.

Screen Advertising

In our domestic markets, our theatres are part of the in-theatre digital network operated by National CineMedia, LLC, or NCM. NCM provides advertising to our theatres through its branded “Noovie” pre-show entertainment program and also handles lobby promotions and displays for our theatres. We believe that the reach, scope and digital delivery capability of NCM’s network provides an effective platform for national, regional and local advertisers to reach our audience. We receive a monthly theatre access fee for participation in the NCM network and also earn screen rental revenue on a per patron basis or revenue share basis depending on the placement of the advertisement. As of December 31, 2019, we had an approximate 25% ownership interest in NCM. See Note 7 to the consolidated financial statements for further discussion of our investment in NCM.

Throughout our international markets, we have established our Flix Media brand that handles screen advertising functions in Brazil, Argentina, Chile, Central America, Colombia, Paraguay, Bolivia, Ecuador and Curacao.  Our Flix Media marketing personnel work with local agencies and advertisers to coordinate screen advertising in our theatres as well as other theatres in our markets. In addition to screen advertising in our theatres, we will continue to expand Flix Media’s services to include, among other things, alternative content, digital media and other synergistic media opportunities. In a few of our other international markets, we outsource our screen advertising to local companies who have established relationships with local advertisers that provide similar programming benefits. The terms of our international screen advertising contracts vary by country, however, we generally earn a percentage of the screen advertising revenues for access to our screens.

Marketing and Promotions

We generally market our theatres and special events, including new theatre grand openings, remodel openings and VIP events, using email, organic and paid digital advertising, and radio and television advertising spots. We exhibit previews of coming attractions and current films as part of our on-screen pre-feature program. We offer guests access to movie times, the ability to buy their tickets and reserve their seats in advance and purchase gift cards at our website www.cinemark.com and via our smart phone and tablet applications. Customers can subscribe to our emails and push notifications to receive information about current and upcoming films at their preferred Cinemark theatre(s), including details about upcoming XD movies, advanced ticket sales, screenings, special events, concerts, live broadcasts, contests, promotions, and our latest concessions and merchandise offerings. We partner with film distributors on a regular basis to promote upcoming films through local, regional and national programs that are exclusive to our theatres.

We interact with guests every day on social media platforms, such as Instagram, Facebook, and Twitter.  Through social media, we provide relevant information, quick access to advanced ticketing information and upcoming movies and events, as well as to respond to guest feedback. Guests can also utilize social media to ask us questions regarding their local Cinemark theatre offerings, movie-related information or to provide suggestions.

We launched a subscription membership program for our domestic circuit in December 2017 called Movie Club.  Movie Club offers guests a 2D ticket credit, member-pricing for a companion ticket and concession and other transaction discounts for a monthly fixed price.  Movie Club is a unique option to reward our loyal guests and allows us to stay informed of our frequent guests’ preferences.

We offer a free domestic loyalty program to our guests, called Movie Fan, which was launched in 2016 as Connections and renamed in 2019. Movie Fan allows our guests to earn one point for every dollar they spend.  Points can then be redeemed for tickets, concession items and discounts, as well as unique and limited-edition rewards that relate to films currently playing in our theatres.

We also have loyalty programs in some of our international markets that either allow customers to pay a nominal fee for an annual membership card that provides them with certain admissions and concession discounts or that allows guests to earn loyalty points for each purchase. Similar to the Movie Fan program, our points-based international programs offer discounts on movie tickets and concessions. Our global loyalty programs put us in direct contact with our guests and provide additional opportunities for us to partner with the studios and our vendors through targeted promotions.

Our domestic and international marketing departments also focus on expanding ancillary revenue, which includes the sale of gift cards and Supersaver discount tickets. Gift cards are sold through several channels – in-theatre, online at Cinemark.com, and through third party retail channels in grocery, pharmacy and big box stores.

We generally market Supersaver tickets to businesses as an employee-incentive or rewards program. Our marketing departments also coordinate the use of our auditoriums, generally during off-peak times, for corporate meetings, private movie screenings, brand and product launches, education and training sessions or other private events, which contribute to our ancillary revenue.

Competition

We are one of the leaders in the motion picture exhibition industry. We compete against local, regional, national and international exhibitors with respect to attracting guests, licensing films and developing new theatre sites. Our primary U.S. competitors include Regal and AMC and our primary international competitors, which vary by country, include Cinépolis, Cine Colombia, CinePlanet, Kinoplex (GSR), Village Cines, Hoyts Chile, SuperCines and Araujo.

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

We compete for new theatre sites with other movie theatre exhibitors as well as other entertainment venues. Securing a potential site depends upon factors such as commercial terms, committed investment and resources, theatre design and capacity, revenue potential, and financial stability.

We face competition from other forms of out-of-home entertainment competing for the public’s leisure time and disposable income, such as family entertainment centers, concerts, theme parks and sporting events.  We also face competition for patrons from a number of alternative film distribution channels, such as streaming services, digital downloads, video on-demand, DVDs, pay television, network and syndicated television, and streaming video on demand.

Seasonality

Our revenues have historically been seasonal, coinciding with the timing of releases of motion pictures by the major distributors. The most successful motion pictures have historically been released during summer months in the U.S., extending from May to July, and during the holiday season, extending from November through year-end. The timing of releases, however, has become less pronounced as distributors have begun releasing content more evenly throughout the year.  In our Latin American markets, while Hollywood content has similar release dates as in the U.S., the local holidays and seasons can vary. The unexpected emergence of a hit film during other periods can impact this seasonality trend. The timing, quantity and quality of film releases can have a significant impact on our results of operations, and the results of one period are not necessarily indicative of results for the following period or for the same period in the following year.

Corporate Operations

Our worldwide headquarters, referred to as the Cinemark Service Center, is located in Plano, Texas. Personnel at the Cinemark Service Center provide oversight and support for our domestic and international theatres, and includes our executive team and department heads in charge of film licensing, food and beverage, theatre operations, theatre construction and maintenance, real estate, human resources, marketing, legal, finance, accounting, tax and information technology. Our U.S. operations are comprised of twenty regions, each of which is headed by a regional vice president. We have nine regional offices in Latin America responsible for the local management of theatres in fifteen countries (Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala and Curacao are managed out of one Central American regional office). Each regional office is headed by a general manager with additional personnel responsible for film licensing, marketing, human resources, information technology, operations and finance. We have divisional chief financial officers in Brazil and Argentina and a regional chief financial officer located in Chile that oversees Chile, Bolivia and Paraguay.

Employees

We have approximately 22,000 employees in the U.S., approximately 21% of whom are full time employees and 79% of whom are part time employees. We have approximately 10,500 employees in our international markets, approximately 77% of whom are full time employees and approximately 23% of whom are part time employees. Due to the seasonal nature of our business as discussed above, our headcount can vary throughout the year, depending on the timing and success of movie releases. Some of our international locations are subject to union regulations. We regard our relations with our employees to be satisfactory.

Regulations

The distribution of motion pictures is largely regulated by antitrust laws and has been the subject of numerous antitrust cases. The manner in which we can license films from certain major film distributors has been influenced by consent decrees resulting from these cases. Consent decrees bind certain major film distributors and require the films of such distributors to be offered and licensed to exhibitors, including Cinemark, on a theatre-by-theatre and film-by-film basis. Consequently, exhibitors cannot enter into long-term arrangements with major distributors, but must negotiate for licenses on a theatre-by-theatre and film-by-film basis.

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

Our business depends on both the availability of suitable films for exhibition in our theatres and the success of those films in our markets. Reduced volume of film releases, poor performance of films, the disruption in the production of films due to events such as a strike by directors, writers or actors, a reduction in financing options for the film distributors, or a reduction in the production and marketing efforts of the film distributors to make and promote their films could have an adverse effect on our business by resulting in fewer patrons and reduced revenues.

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

We rely on the film distributors to supply the films shown in our theatres. The film distribution business is highly concentrated, with six major film distributors accounting for approximately 80% of U.S. box office revenues and 40 of the top 50 grossing films during 2019. Numerous antitrust cases and consent decrees resulting from the antitrust cases impact the distribution of films. Film distributors license films to exhibitors on a theatre-by-theatre and film-by-film basis. Consequently, we cannot guarantee a supply of films by entering into long-term arrangements with major distributors. We are therefore required to negotiate licenses for each film and for each theatre. A deterioration in our relationship with any of the major film distributors could adversely affect our ability to obtain commercially successful films and to negotiate favorable licensing terms for such films, both of which could adversely affect our business and operating results.

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

An increase in competing forms of entertainment or the use of alternative film distribution channels may reduce movie theatre attendance and limit revenue growth.

We compete with other forms of out-of-home entertainment, such as family entertainment centers, concerts, theme parks, gaming and sporting events, for our patrons’ leisure time and disposable income. We also face competition for patrons from a number of alternative film distribution channels, such as digital downloads, video on-demand, DVDs, pay television, network and syndicated television, and streaming video on demand. Some of these distribution channels have seen growth in production in recent years. A significant increase in popularity of these alternative film distribution channels, competing forms of entertainment or improvements in technologies available at home could have an adverse effect on our business and results of operations.

Our results of operations may be impacted by shrinking video and digital release windows.

The average video and digital release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is available for DVD has been approximately ninety days for the past several years. If patrons choose to wait for an in-home release rather than attend a theatre to view the film, it may adversely impact our business and results of operations, financial condition and cash flows. These release windows, which are determined by the studios, may shrink further or be eliminated altogether, which could have an adverse impact on our business and results of operations.

General political, social, health and economic conditions can adversely affect our attendance.

Our results of operations are dependent on general political, social, health and economic conditions, and the impact of such conditions on our theatre operating costs and on the willingness of consumers to spend money at movie theatres. If consumers’ discretionary income declines during a period of an economic downturn or political uncertainty, our operations could be adversely affected. If theatre operating costs, such as utility costs, increase due to political or economic changes, our results of operations could be adversely affected. Political events, such as terrorist attacks, and health-related epidemics, such as flu outbreaks, could cause people to avoid our theatres or other public places where large crowds are in attendance, which could adversely affect our results of operations. In addition, a natural disaster, such as a hurricane or an earthquake, could impact our ability to operate certain of our theatres, which could adversely affect our results of operations.

Our foreign operations are subject to adverse regulations, economic instability and currency exchange risk.

We have 209 theatres with 1,487 screens in fifteen countries in Latin America. Brazil represented approximately 9% of our consolidated 2019 revenues. Governmental regulation of the motion picture industry in foreign markets differs from that in the U.S. Changes in regulations affecting prices and quota systems requiring the exhibition of locally-produced films may adversely affect our international operations. Our international operations are subject to certain political, economic and other uncertainties not encountered by our domestic operations, including risks of severe economic downturns and high inflation. We also face risks of currency fluctuations, hard currency shortages and controls of foreign currency exchange and cash transfers to the U.S., all of which could have an adverse effect on the results of our operations.

We have substantial long-term lease and debt obligations, which may restrict our ability to fund current and future operations and that restrict our ability to enter into certain transactions.

We have, and will continue to have, significant long-term debt service obligations and long-term lease obligations. As of December 31, 2019, we had $1,801.3 million in long-term debt obligations, $156.4 million in finance lease obligations and $1,440.9 million in long-term operating lease obligations. Our substantial lease and debt obligations pose risk by:

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

If a large number of shares of our Common Stock is sold in the open market, or if there is a perception that such sales will occur, the trading price of our Common Stock could decrease. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional Common Stock. As of December 31, 2019, we had an aggregate of 170,002,126 shares of our Common Stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We may issue shares of our Common Stock in connection with acquisitions.

As of December 31, 2019, we had 117,151,656 shares of our Common Stock outstanding. Of these shares, approximately 106,116,920 shares were freely tradable. The remaining shares of our Common Stock were “restricted securities” as that term is defined in Rule 144 under the Securities Act. Restricted securities may not be resold in a public distribution except in compliance with the registration requirements of the Securities Act or pursuant to an exemption therefrom, including the exemptions provided by Regulation S and Rule 144 promulgated under the Securities Act.

We cannot predict whether substantial amounts of our Common Stock will be sold in the open market in anticipation of, or following, any divestiture by any of our large stockholders, our directors or executive officers of their shares of Common Stock.

As of December 31, 2019, there were 7,384,464 shares of our Common Stock reserved for issuance under our 2017 Omnibus Incentive Plan.

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

We rely on a variety of direct and indirect (through various third parties) marketing techniques. Any expansion on existing and/or new laws and regulations regarding marketing, solicitation or data protection could adversely affect the continuing effectiveness of our marketing techniques.  This could result in changes to our marketing strategy which could adversely impact our attendance levels and revenues.

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

As of December 31, 2019, we owned 39,737,700 common units of NCM, which represented an ownership interest in NCM of approximately 25%. We receive monthly theatre access and advertising fees under our Exhibitor Services Agreement with NCM and we are entitled to receive mandatory quarterly distributions of excess cash from NCM.  During the years ended December 31, 2017, 2018 and 2019, the Company received approximately $11.3 million, $12.1 million and $13.8 million in other revenues from NCM, respectively, $17.4 million, $22.2 million and $25.9 million in cash distributions recorded as a reduction of our investment in NCM, respectively, and $16.4 million $15.4 million and $12.9 million in cash distributions in excess of our investment in NCM, respectively. Cinema advertising is a small component of the U.S. advertising market and therefore, NCM competes with larger, more established and well known media platforms such as broadcast radio and television, cable and satellite television, outdoor advertising and Internet portals. In-theatre advertising may not continue to attract advertisers or NCM’s in-theatre advertising format may not continue to be received favorably by theatre patrons. If NCM is unable to continue to generate consistent advertising revenues, its results of operations may be adversely affected and our investment in and distributions and revenues from NCM may be adversely impacted.

Each of our common units in NCM is convertible into one share of NCM, Inc. common stock.  As of December 31, 2019, the estimated fair value of our investment in NCM was approximately $289.7 million based on

NCM, Inc.’s stock price as of December 31, 2019 of $7.29 per share.  The market value of NCM, Inc.’s stock price may vary due to the performance of the business, industry trends, general and economic conditions and other factors.  If NCM, Inc.’s stock price declines below our carrying value for an extended period of time, we may record an impairment in our investment.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth a summary of our theatres in U.S. and international markets as of December 31, 2019:

	Leased	Owned
Segment	Theatres	Theatres
U.S.	302	43
International	209	—
Total	511	43

The Company conducts a significant part of its theatre operations in leased properties under noncancelable operating and finance leases with terms generally ranging from 10 to 25 years. In addition to fixed lease payments, some of the leases provide for variable lease payments and some require the payment of taxes, insurance and other costs applicable to the property. Variable lease payments include payments based on a percentage of retail sales over contractual levels or payments adjusted periodically for inflation or changes in attendance. The Company can renew, at its option, a substantial portion of the leases at defined or then market rental rates for various periods.  Some leases also provide for escalating rent payments throughout the lease term. See Note 3 for further discussion of our property leases.

In addition to our theatre properties, we currently own an office building in Plano, Texas, which is our worldwide headquarters. We lease office space in Frisco, Texas for theatre support and a warehouse in McKinney, TX.  We also lease office space in seven regions in Latin America for our local management.

Item 3. Legal Proceedings

Intertrust Technologies Corporation (“Intertrust”) v. Cinemark Holdings, Inc., Regal, AMC, et al.  This case was filed against the Company on August 7, 2019 in the Eastern District of Texas – Marshall Division alleging patent infringement. The Company firmly maintains that the contentions of the Plaintiff are without merit and will vigorously defend itself against the lawsuit. Although the Company does not believe that it has infringed on any of Intertrust’s patents, it cannot predict the outcome of this litigation.

Flagship Theatres of Palm Desert, LLC d/b/a Cinemas Palme D’Or v. Century Theatres, Inc., and Cinemark USA, Inc.; Superior Court of the State of California, County of Los Angeles.  Plaintiff in this case alleges that we violated California antitrust and unfair competition laws by engaging in “circuit dealing” with various motion picture distributors and tortiously interfered with Plaintiff’s business relationships.  Plaintiff seeks compensatory damages, trebling of those damages under California law, punitive damages, injunctive relief, attorneys’ fees, costs and interest.  Plaintiff also alleges that our conduct ultimately resulted in closure of its theatre in June 2016.  We denied the allegations.  In 2008, we moved for summary judgment on Plaintiff’s claims, arguing primarily that clearances between the theatres at issue were lawful and that Plaintiff lacked proof sufficient to support certain technical elements of its antitrust claims.  The trial court granted that motion and dismissed Plaintiff’s claims.  Plaintiff appealed and, in 2011, the Court of Appeal reversed, holding, among other things, that Plaintiff’s claims were not about the illegality of clearances but were focused, instead, on “circuit dealing.”  Having re-framed the claims in that manner, the Court of Appeal held that the trial court’s decision to limit discovery to the market where the theatres at issue operated was an error, as “circuit dealing” necessarily involves activities in different markets.  Upon return to the trial court, the parties engaged in additional, broadened discovery related to Plaintiff’s “circuit dealing” claim.  Thereafter, we moved again for summary judgment on all of Plaintiff’s claims.  That new motion for summary judgment was pending when, on or about April 11, 2014, the trial court granted our motion for terminating sanctions and entered a judgment dismissing the case with prejudice.  Plaintiff then appealed that second dismissal, seeking to have the judgment reversed and the case remanded to the trial court.  The Court of Appeal issued a ruling on May 24, 2016, reversing the granting of terminating sanctions and instead imposed a lesser evidentiary and damages preclusion sanction.  The case returned to the trial court on October 6, 2016.  On May 10, 2018, after a five-week jury trial, the jury found no liability on one circuit dealing claim and awarded Plaintiff damages on the other claim, which are tripled for antitrust damage awards.  Plaintiff would also be entitled to certain court costs and to seek at least some portion of its attorney’s fees.  During 2018, we recorded a litigation reserve based on the jury award, court costs and attorney’s fees.  The trial court denied a motion for a judgment notwithstanding the verdict and a motion for a new trial. We have appealed the judgment.  Although we deny that we engaged in any form of circuit dealing, we cannot predict the outcome of our pending motions or future appeals.

Civil Investigative Demand.  We received a Civil Investigative Demand (“CID”) from the Antitrust Division of the United States Department of Justice. The CID relates to an investigation under Sections 1 and 2 of the Sherman Act. The Company also received CIDs from the Antitrust Section of the Office of the Attorney General of the State of Ohio and later from other states regarding similar inquiries under state antitrust laws. The CIDs request us to answer interrogatories, and produce documents, or both, related to the investigation of matters including film clearances, potential coordination and/or communication with other major theatre circuits and related joint ventures.  We to fully cooperate with all federal and state government agencies. Although we do not believe that we have violated any federal or state antitrust or competition laws, we cannot predict the ultimate scope, duration or outcome of these investigations.

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

Holders of Common Stock

As of December 31, 2019, there were 492 holders of record of the Company’s common stock and there were no other classes of stock issued and outstanding.

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

See Note 6 to our consolidated financial statements for a detail of dividends paid during the years ended December 31, 2017, 2018 and 2019.

Performance Graph

The performance graph is incorporated by reference to the Company’s proxy statement for its annual stockholders meeting to be held on May 21, 2020 and to be filed with the SEC within 120 days after December 31, 2019.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under the Company’s long-term compensation plan is incorporated by reference to the Company’s proxy statement for its annual stockholders meeting to be held on May 21, 2020 and to be filed with the SEC within 120 days after December 31, 2019.

Item 6. Selected Financial Data

The following table provides our selected consolidated financial and operating data for the periods and at the dates indicated for each of the five most recent years ended December 31, 2019. You should read the selected consolidated financial and operating data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes appearing elsewhere in this report.  We adopted ASC Topic 606, Revenue Recognition, effective January 1, 2018 (see Note 4 to the consolidated financial statements for related disclosures).  We adopted ASC Topic 842, Leases, effective January 1, 2019 (see Note 3 to the consolidated financial statements for a summary of the impact of adoption).

	Year Ended December 31,
	2015	2016	2017	2018	2019
Statement of Income Data:	(Dollars in thousands, except per share data)
Revenues:
Admissions	$1,765,519	$1,789,137	$1,794,982	$1,834,173	$1,805,321
Concession	936,970	990,103	1,038,788	1,108,793	1,161,083
Other	150,120	139,525	157,777	278,769	316,695
Total revenues	2,852,609	2,918,765	2,991,547	3,221,735	3,283,099
Film rentals and advertising	945,640	962,655	966,510	999,755	1,003,832
Concession supplies	144,270	154,469	166,320	180,974	206,441
Salaries and wages	301,099	325,765	354,510	383,860	410,086
Facility lease expense	319,761	321,294	328,197	323,316	346,094
Utilities and other	355,801	355,926	355,041	448,070	474,711
General and administrative expenses	156,736	143,355	153,278	165,173	173,384
Depreciation and amortization	189,206	209,071	237,513	261,162	261,155
Impairment of long-lived assets	8,801	2,836	15,084	32,372	57,001
Loss on disposal of assets and other	8,143	20,459	22,812	38,702	12,008
Total cost of operations	$2,429,457	$2,495,830	$2,599,265	$2,833,384	$2,944,712
Operating income	$423,152	$422,935	$392,282	$388,351	$338,387
Interest expense	$112,741	$108,313	$105,918	$109,994	$99,941
Net income	$218,728	$256,827	$266,019	$215,305	$193,848
Net income attributable to Cinemark Holdings, Inc.	$216,869	$255,091	$264,180	$213,827	$191,386
Net income attributable to Cinemark Holdings, Inc. per share:
Basic	$1.87	$2.19	$2.26	$1.83	$1.63
Diluted	$1.87	$2.19	$2.26	$1.83	$1.63
Cash dividends declared per common share	$1.00	$1.08	$1.16	$1.28	$1.36

	Year Ended December 31,
	2015	2016	2017	2018	2019
	(Dollars in thousands)
Other Financial Data:
Cash flow provided by (used for):
Operating activities	$455,871	$462,910	$528,998	$556,915	$561,995
Investing activities	(328,122)	(327,769)	(410,476)	(451,370)	(310,642)
Financing activities	(151,147)	(163,711)	(158,008)	(192,648)	(186,506)
Capital expenditures	(331,726)	(326,908)	(380,862)	(346,073)	(303,627)

	As of December 31,
	2015	2016	2017	2018	2019
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$588,539	$561,235	$522,547	$426,222	$488,313
Theatre properties and equipment, net	1,505,069	1,704,536	1,828,054	1,833,133	1,735,247
Total assets	4,126,497	4,306,633	4,470,893	4,481,838	5,828,017
Total long-term debt, including current portion, net of unamortized debt issue costs	1,781,335	1,788,112	1,787,480	1,780,611	1,777,937
Equity	1,110,813	1,272,960	1,405,688	1,408,570	1,448,322

	Year Ended December 31,
Operating Data:	2015	2016	2017	2018	2019
United States
Theatres operated (at period end)	337	339	339	341	345
Screens operated (at period end)	4,518	4,559	4,561	4,586	4,645
Total attendance (in 000s)	179,601	182,660	174,432	185,268	176,162
International
Theatres operated (at period end)	176	187	194	205	209
Screens operated (at period end)	1,278	1,344	1,398	1,462	1,487
Total attendance (in 000s)	100,499	104,581	102,584	96,847	103,409
Worldwide
Theatres operated (at period end)	513	526	533	546	554
Screens operated (at period end)	5,796	5,903	5,959	6,048	6,132
Total attendance (in 000s)	280,100	287,241	277,016	282,115	279,571

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes included in this report. This discussion contains forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties and risk associated with these statements.  Discussion regarding our financial condition and results of operations for 2018 compared to 2017 is included in Item 7 of our 2018 Annual Report on Form 10-K filed February 28, 2019.

Overview

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. As of December 31, 2019, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 20 to the consolidated financial statements.

Revenues and Expenses

We generate revenues primarily from filmed entertainment box office receipts and concession sales with additional revenues from screen advertising and screen rental revenue and other revenue streams, such as transactional fees, vendor marketing promotions, studio trailer placements, meeting rentals and electronic video games located in some of our theatres. We also offer alternative entertainment, such as the Metropolitan Opera, concert events, in-theatre gaming, live and pre-recorded sports programs and other special events in our theatres through Fathom Entertainment (operated by AC JV, LLC). National Cinemedia (“NCM”) provides our domestic theatres with various forms of in-theatre advertising. Our Flix Media subsidiaries provide screen advertising and alternative content for our international circuit and to other international exhibitors.

Films leading the box office during the year ended December 31, 2019 included Avengers: Endgame, Star Wars: Episode IX, Frozen 2,The Lion King, Toy Story 4, Captain Marvel, SpiderMan: Far from Home, Aladdin, Joker, It: Chapter Two, Us, Fast & Furious Presents: Hobbs & Shaw, John Wick: Chapter 3 – Parabellum, and Jumanji: The Next Level, among other films.

Films scheduled for release during 2020 include Bad Boys for Life, Onward, A Quiet Place: Part 2, Mulan, No Time to Die, Black Widow, Fast & Furious 9, Wonder Woman 1984, Soul, Top Gun: Maverick, Minions: The Rise of Gru, Jungle Cruise, The King’s Man, The Eternals and Raya and the Last Dragon, among other films.

Film rental costs are variable in nature and fluctuate with our admissions revenues. Film rental costs as a percentage of revenues are generally higher for periods in which more blockbuster films are released. The Company also receives virtual print fees from studios for certain of its international locations, which are included as a contra-expense in film rentals and advertising costs; however, these costs are expected to be fully recovered in 2020.  Advertising costs, which are expensed as incurred, are primarily related to campaigns for new and remodeled theatres, loyalty and membership programs and brand advertising that vary depending on the timing of such campaigns.

Concession supplies expense is variable in nature and fluctuates with our concession revenues and product mix. We negotiate prices for concession supplies directly with concession vendors and manufacturers to obtain volume rates.

Although salaries and wages include a fixed cost component (i.e. the minimum staffing costs to operate a theatre facility during non-peak periods), salaries and wages tend to move in relation to revenues as theatre staffing is adjusted to respond to changes in attendance. In certain locations, staffing levels are also subject to local regulations.

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

Utilities and other costs include both fixed and variable costs and primarily consist of utilities, property taxes, janitorial costs, credit card fees, third party ticket sales commissions, repairs and maintenance expenses, security services and expenses for projection and sound equipment maintenance and monitoring.

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

Revenue and Expense Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASC Topic 606”), which outlines how an entity should recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  ASC Topic 606 replaced most existing revenue recognition guidance in U.S. generally accepted accounting principles.  We adopted ASC Topic 606 effective January 1, 2018 under the modified retrospective method.

Our patrons have the option to purchase movie tickets well in advance of a movie showtime or right before the movie showtime, or at any point in between those two timeframes depending on seat availability.  We recognize such admissions revenues when the showtime for a purchased movie ticket has passed.  Concession revenues are recognized when products are sold to the consumer.  Other revenues primarily consist of screen advertising and screen rental revenues, promotional income, studio trailer placements and transactional fees. We sell gift cards and discount ticket vouchers, the proceeds from which are recorded as deferred revenues.  Deferred revenues for gift cards and discount ticket vouchers are recognized when they are redeemed for movie tickets or concession items.  We offer a subscription program in the U.S. whereby patrons can pay a monthly fee to receive a monthly credit for use towards a future movie ticket purchase.  We record the monthly subscription program fees as deferred revenues and record admissions revenues when the showtime for a movie ticket purchased with a credit has passed.  We have loyalty programs in the U.S. and many of our international locations that either have a prepaid annual membership fee or award points to customers as purchases are made.  For those loyalty programs that have an annual membership fee, we recognize the fee collected as other revenues on a straight-line basis over the term of the membership.  For those loyalty programs that award points to customers based on their purchases, we record a portion of the original transaction proceeds as deferred revenues based on the number of reward points issued to customers and we recognize the deferred revenues when the customer redeems such points.  The value of loyalty points issued is based on the estimated fair value of the rewards offered.  The Company records breakage revenue on gift cards and discount ticket vouchers generally based on redemption activity and historical experience with unused balances.  The Company records breakage revenue upon the expiration of loyalty points and subscription credits.  Breakage revenue is recorded as other revenues on the consolidated income statements.  Advances collected on concession and other contracts are deferred and recognized during the period in which we satisfy the related performance obligations, which may differ from the period in which the advances are collected. These advances are recognized on either a straight-line basis over the term of the contracts or as we meet our performance obligations in accordance with the terms of the contracts.

Film rental costs are subject to the film licensing arrangement and accrued based on the applicable box office receipts and either; 1) a sliding scale formula, which is generally established prior to the opening of the film, 2) firm terms or 3) estimates of the final settlement rate, which occurs at the conclusion of the film run. Under a sliding scale formula, we pay a percentage of box office revenues using a pre-determined matrix that is based upon box office performance of the film for its full run. Under a firm terms formula, we pay the distributor a percentage of box office receipts, which reflects either an aggregate rate for the life of the film or rates that decline over the term of the run. The settlement process allows for negotiation of film rental fees upon the conclusion of the film run based upon how the film performs. Estimates are based on the expected success of a film. The success of a film can typically be determined a few weeks after a film is released when the initial box office performance of the film is known. If actual settlements are different than those estimates, film rental costs are adjusted at that time.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASC Topic 842”). The purpose of ASC Topic 842 is to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. The adoption of ASU 2016-02 resulted in the recognition of a right-of-use asset and a lease liability for most operating leases.  We adopted ASC Topic 842 as of January 1, 2019 under the modified retrospective approach that resulted in the recognition of a cumulative-effect adjustment to the opening balance of retained earnings and elected certain practical expedients.  See Note 3 to the financial statements for additional discussion.

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

Impairment of Long-Lived Assets

We review long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We also perform a full quantitative impairment evaluation on an annual basis. We assess many factors including the following to determine whether to impair individual theatre assets:

•	actual theatre level cash flows;
•	budgeted theatre level cash flows;
•	theatre property and equipment carrying values;
•	operating lease right-of-use asset carrying values;
•	amortizing intangible asset carrying values;
•	the age of a recently built theatre;
•	competitive theatres in the marketplace;
•	the impact of recent ticket price changes;
•	the impact of recent theatre remodels or other substantial improvements;
•	available lease renewal options; and
•	other factors considered relevant in our assessment of impairment of individual theatre assets.

Long-lived assets are evaluated for impairment on a theatre basis, which we believe is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the theatre’s useful life correlates with the remaining lease period, which includes the probability of the exercise of available renewal periods for leased properties, and the lesser of twenty years or the building’s remaining useful life for owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, we then compare the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during 2017, 2018 and 2019.  Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre.

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

A quantitative analysis requires us to estimate the fair value of each reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, goodwill would be written down such that the carrying value would equal estimated fair value. Fair value is determined based on a multiple of cash flows, which was eight times for the evaluations performed during 2017, 2018 and 2019.  Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. A qualitative assessment includes consideration of historical and expected future industry performance, estimated future performance of the Company, current industry trading multiples and other economic factors, and a review of current carrying values compared to estimated fair values as determined during our most recent quantitative assessment.

We performed a quantitative goodwill impairment analysis for all reporting units during the year ended December 31, 2017.  For the year ended December 31, 2018, we performed a quantitative goodwill assessment for three new domestic reporting units and a qualitative assessment for all other reporting units.  We performed a qualitative goodwill impairment analysis for all reporting units during the year ended December 31, 2019.  As of December 31, 2019, the estimated fair value of our goodwill for each reporting unit exceeded its carrying value by more than 10%.  We did not record any goodwill impairment charges as a result of the assessments performed during the years ended December 31, 2017, 2018 and 2019.

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

During the year ended December 31, 2017, we performed quantitative tradename impairment evaluations for all tradename assets.  During the years ended December 31, 2018 and 2019, we performed qualitative tradename impairment analyses.  As a result of the analysis performed during each year, no impairment charges were recorded related to tradename intangible assets for the years ended December 31, 2017, 2018 and 2019.

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

Impact of Recent Accounting Developments

Impact of New Lease Accounting Standard

We adopted ASC Topic 842 as of January 1, 2019 under the modified retrospective approach that resulted in the recognition of a cumulative-effect adjustment to the opening balance of retained earnings.  We elected the following practical expedients, as allowed by ASC Topic 842:

•

We chose not to separate nonlease components from lease components, accounting for lease components and nonlease components associated with a lease as a single lease component.  More specifically, for theatre leases, we elected not to separate fixed common area maintenance costs from lease costs when calculating lease liabilities and assets.

•	We did not reassess whether existing contracts in effect as of the transition date of January 1, 2019 were, or contained, a lease.
•	We did not reassess the classification of existing leases as operating or finance as of the transition date.
•	We did not reassess whether any initial direct costs were incurred for any of its existing leases.
•	We did not elect to apply the recognition requirements of ASC 842 to short-term leases.

The adoption of ASC Topic 842 included the following primary impacts:

1.

We recorded a right-of-use asset and lease liability for all of our operating leases as required by the standard.   The lease liability for each lease was determined based on the present value of future minimum lease payments.  The right-of-use asset was based on the lease liability value, adjusted for offsets that existed as of adoption, including deferred rent liabilities of ($39.2 million), net favorable and unfavorable lease intangibles of ($5.8 million), deferred lease incentive liabilities of ($13.0 million) and long-term prepaid rents of $7.7 million.  We recorded operating lease right-of-use assets of $1,491.2 million and operating lease liabilities of $1,545.2 million upon adoption.

2.

Certain of our existing lease assets and liabilities, which were accounted for under prior sale-leaseback accounting guidance, were derecognized in accordance with ASC Topic 842 and reevaluated for classification per the new accounting guidance.  Several of these leases have been reestablished as operating leases based on ASC Topic 842.

a.

For those leases that are now classified as operating leases in accordance with ASC Topic 842, approximately $110.4 million and $126.4 million of lease assets and liabilities, respectively, were recorded as an adjustment to beginning retained earnings.  The related net deferred income tax asset for these accounts was also recorded as an adjustment to beginning retained earnings.  See additional impact discussed in item 3 below.

b.	We recognized finance lease assets and liabilities in the amount of $57.4 million as of January 1, 2019 for the remaining leases that were determined to be finance leases under ASC Topic 842.

3.

For the leases noted in item 2a above, we now record the related operating lease payments as facility lease expense, compared to prior periods in which the capitalized asset was depreciated and lease payments were recorded as a reduction of a lease liability and interest expense.

Recent Developments

On February 21, 2020, our board of directors approved a cash dividend for the fourth quarter of 2019 of $0.36 per share of common stock is payable to stockholders of record on March 6, 2020, and will be paid on March 20, 2020.

Results of Operations

The following table sets forth, for the periods indicated, the amounts for certain items reflected in our consolidated statements of income along with each of those items as a percentage of revenues.

	Year Ended December 31,
	2017	2018	2019
Operating data (in millions):
Revenues
Admissions	$1,795.0	$1,834.2	$1,805.3
Concession	1,038.8	1,108.8	1,161.1
Other	157.8	278.8	316.7
Total revenues	$2,991.6	$3,221.8	$3,283.1
Cost of operations
Film rentals and advertising	966.5	999.8	1,003.8
Concession supplies	166.3	181.0	206.5
Salaries and wages	354.5	383.9	410.1
Facility lease expense	328.2	323.3	346.1
Utilities and other	355.0	448.0	474.7
General and administrative expenses	153.3	165.2	173.4
Depreciation and amortization	237.5	261.2	261.2
Impairment of long-lived assets	15.1	32.4	57.0
Loss on disposal of assets and other	22.8	38.7	12.0
Total cost of operations	2,599.2	2,833.5	2,944.8
Operating income	$392.4	$388.3	$338.3
Operating data as a percentage of total revenues:
Revenues
Admissions	60.0%	56.9%	55.0%
Concession	34.7%	34.4%	35.4%
Other	5.3%	8.7%	9.6%
Total revenues	100.0%	100.0%	100.0%
Cost of operations (1)
Film rentals and advertising	53.8%	54.5%	55.6%
Concession supplies	16.0%	16.3%	17.8%
Salaries and wages	11.9%	11.9%	12.5%
Facility lease expense	11.0%	10.0%	10.5%
Utilities and other	11.9%	13.9%	14.5%
General and administrative expenses	5.1%	5.1%	5.3%
Depreciation and amortization	7.9%	8.1%	8.0%
Impairment of long-lived assets	0.5%	1.0%	1.7%
Loss on disposal of assets and other	0.8%	1.2%	0.4%
Total cost of operations	86.9%	87.9%	89.7%
Operating income	13.1%	12.1%	10.3%
Average screen count (month end average)	5,925	5,997	6,072
Revenues per average screen (dollars)	$504,902	$537,224	$540,695
(1)

All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Comparison of Years Ended December 31, 2019 and December 31, 2018

Revenues. Total revenues increased $61.3 million to $3,283.1 million for 2019 from $3,221.8 million for 2018, representing a 1.9% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency (3)
	2019	2018	% Change	2019	2018	% Change	2019	% Change	2019	2018	% Change
Admissions revenues (1)	$1,431.8	$1,461.2	(2.0)%	$373.5	$373.0	0.1%	$434.9	16.6%	$1,805.3	$1,834.2	(1.6)%
Concession revenues (1)	$936.2	$892.4	4.9%	$224.9	$216.4	3.9%	$258.6	19.5%	$1,161.1	$1,108.8	4.7%
Other revenues (1)(2)	$212.9	$185.4	14.8%	$103.8	$93.4	11.1%	$123.7	32.4%	$316.7	$278.8	13.6%
Total revenues (1)(2)	$2,580.9	$2,539.0	1.7%	$702.2	$682.8	2.8%	$817.2	19.7%	$3,283.1	$3,221.8	1.9%
Attendance (1)	176.2	185.3	(4.9)%	103.4	96.8	6.8%			279.6	282.1	(0.9)%
Average ticket price (1)	$8.13	$7.89	3.0%	$3.61	$3.85	(6.2)%	$4.21	9.4%	$6.46	$6.50	(0.6)%
Concession revenues per patron (1)	$5.31	$4.82	10.2%	$2.18	$2.24	(2.7)%	$2.50	11.6%	$4.15	$3.93	5.6%

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
(3)

Constant currency revenue amounts, which are non-GAAP measurements, were calculated using the average exchange rates for the corresponding months for 2018. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates from one period to the next can result in meaningful variations in reported results.   We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance without the impact of foreign currency fluctuations.

•

U.S. Admissions revenues decreased $29.4 million primarily due to a 4.9% decrease in attendance, partially offset by a 3.0% increase in average ticket price. The decrease in attendance was due to the relative consumer appeal of films during 2019 compared to 2018, partially offset by new theatres. The increase in average ticket price was primarily due to price increases, partially offset by the impact of the deferral of admissions revenues for loyalty points issued. Concession revenues increased $43.8 million primarily due to a 10.2% increase in concession revenues per patron, partially offset by the 4.9% decline in attendance. Concession revenues per patron grew primarily due to incremental sales of traditional concession products, continued expansion of concession offerings and price increases. Other revenues increased $27.5 million primarily due to increases in transactional fees and promotional activity.

•

International. Admissions revenues increased $0.5 million as reported (increased $61.9 million in constant currency) primarily due to a 6.8% increase in attendance, partially offset by a 6.2% decrease in average ticket price (average ticket price increased 9.4% in constant currency).  Attendance increased due to the relative consumer appeal of films during 2019 compared to 2018 and new theatres. Concession revenues increased $8.5 million as reported ($42.2 million in constant currency) primarily due to the 6.8% increase in attendance, partially offset by a 2.7% decrease in concession revenues per patron (concession revenues per patron increased 11.6% in constant currency).  Average ticket price and concession revenues per patron decreased, as reported, primarily due to the impact of changes in foreign currency exchange rates in certain countries in which we operate.  Other revenues grew $10.4 million as reported ($30.3 million in constant currency) primarily due to increases in screen advertising, transactional fees and promotional activity, partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.

Cost of Operations. The table below summarizes certain of our theatre operating costs by reportable operating segment (in millions) for the years ended December 31, 2018 and 2019.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2019	2018	2019	2018	Constant Currency 2019 (1)	2019	2018
Film rentals and advertising	$819.6	$822.6	$184.2	$177.2	$214.5	$1,003.8	$999.8
Concession supplies	156.9	134.6	49.6	46.4	57.1	206.5	181.0
Salaries and wages	331.2	303.7	78.9	80.2	93.2	410.1	383.9
Facility lease expense	259.8	245.1	86.3	78.2	97.4	346.1	323.3
Utilities and other	348.2	327.0	126.5	121.0	147.6	474.7	448.0

(1)

Constant currency expense amounts, which are non-GAAP measurements, were calculated using the average exchange rates for the corresponding months for 2018. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance without the impact of foreign currency fluctuations.

•

U.S. Film rentals and advertising costs were $819.6 million, or 57.2% of admissions revenues, for 2019 compared to $822.6 million, or 56.3% of admissions revenues, for 2018. The increase in the film rentals and advertising rate was primarily due to a higher concentration of blockbuster films during 2019 compared to 2018 and increased promotional expenses.  Concession supplies expense was $156.9 million, or 16.8% of concession revenues, for 2019 compared to $134.6 million, or 15.1% of concession revenues, for 2018. The increase in the concessions supplies rate was primarily driven by expanded food and beverage offerings that helped drive concession per patron growth but created an adverse mix effect.

Salaries and wages increased to $331.2 million for 2019 from $303.7 million for 2018 primarily due to increases in minimum and other wage rates across many states in which we operate, as well as staffing for new theatres and varied in-theatre consumer initiatives. Facility lease expense increased to $259.8 million for 2019 from $245.1 million for 2018 primarily due to new theatres and an increase of $11.2 million from the impact of the adoption of ASC Topic 842 (see Note 3 to the consolidated financial statements for further discussion). Utilities and other costs increased to $348.2 million for 2019 from $327.0 million for 2018 due to increased third party ticket sales commissions, property taxes, janitorial service costs, credit card fees and gift card commission expenses.

•

International. Film rentals and advertising costs were $184.2 million ($214.5 million in constant currency), or 49.3% of admissions revenues, for 2019 compared to $177.2 million, or 47.5% of admissions revenues, for 2018. The increase in the film rentals and advertising rate was primarily due to a higher concentration of blockbuster films during 2019 compared to 2018, a decrease in virtual print fees received from distributors as the costs of digital projectors become fully reimbursed in certain countries and increased promotion expenses. Concession supplies expense was $49.6 million ($57.1 million in constant currency), or 22.1% of concession revenues, for 2019 compared to $46.4 million, or 21.4% of concession revenues, for 2018.  The increase in the concession supplies rate was primarily due to promotional activities and the mix of premium concession products sold.

Salaries and wages decreased to $78.9 million (increased to $93.2 million in constant currency) for 2019 from $80.2 million for 2018. The as reported decrease was primarily due to the impact of changes in foreign currency exchange rates in certain countries in which we operate, partially offset by increased local currency wages that were primarily driven by inflation and the impact of new theatres.  Facility lease expense increased to $86.3 million (increased to $97.4 million in constant currency) for 2019 from $78.2 million for 2018.  The as reported increase was due to a $10.3 million impact associated with the adoption of ASC Topic 842 (see Note 3 to the consolidated financial statements for further discussion), higher percentage rent due to an increase in revenues in local currency and incremental base rent from new theatres, partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.   Utilities and other costs increased to $126.5 million ($147.6 million in constant currency) for 2019 from $121.0 million for 2018. The as reported increase was primarily due to increased commissions related to expanded screen advertising revenues and third party ticket sales commissions and credit card fees, partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.

General and Administrative Expenses. General and administrative expenses increased to $173.4 million for 2019 from $165.2 million for 2018. The increase was primarily due to increases in salaries and wages, incentive compensation and increased cloud-based software costs, which were partially offset by decreased legal fees and the impact of changes in foreign currency exchange rates in certain countries in which we operate.

Depreciation and Amortization. Depreciation and amortization expense was $261.2 million for 2019 and 2018.  The increase related to theatre remodels and new theatres was offset by a $13.4 million impact from the adoption of ASC Topic 842 (see Note 3 to the consolidated financial statements for further discussion).

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $57.0 million for 2019 compared to $32.4 million for 2018. Impairment charges for 2019 consisted of theatre properties in seven countries and impairment charges for 2018 consisted of theatre properties in five countries. The long-lived asset impairment charges recorded during each of the periods presented were for certain new concept theatres being developed and tested by us and other theatres that were individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. See Notes 1 and 10 to our consolidated financial statements.

Loss on Disposal of Assets and Other. We recorded a loss on disposal of assets and other of $12.0 million during 2019 compared to $38.7 million during 2018.  Activity for 2019 was primarily due to the retirement of assets related to theatre remodels.  Activity for 2018 was primarily due to the retirement of assets related to theatre remodels and the accrual of reserves for pending litigation (see Note 19 to the consolidated financial statements).

Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $100.0 million for 2019 compared to $110.0 million for 2018. The decrease was primarily due to a $9.5 million impact from the adoption of ASC Topic 842 (see Note 3 to the consolidated financial statements for further discussion).  See also Note 12 to our consolidated financial statements for discussion of our long-term debt and our interest rate swap agreements.

Loss on Debt Amendments and Refinancing. We recorded a loss of $1.5 million during 2018 related to amendments to our senior secured credit facility that included a reduction in the interest rates applicable to the term loan and revolving credit line, revisions to certain definitions within the agreement, and an extension of the maturity of the revolving credit line. See Note 12 to our consolidated financial statements for discussion of our long-term debt.

Foreign Currency Exchange Loss. We recorded a foreign currency exchange loss of $3.4 million during 2019 and a foreign currency exchange loss of $11.7 million during 2018 primarily related to intercompany transactions and changes in exchange rates from original transaction dates until cash settlement. See Notes 1 and 14 to our consolidated financial statements for discussion of foreign currency translation.

Distributions from NCM. We recorded distributions received from NCM of $12.9 million during 2019 and $15.4 million during 2018, which were in excess of the carrying value of our Tranche 1 Investment. See Note 7 to our consolidated financial statements.

Interest expense – NCM.  We recorded non-cash interest expense of $28.6 million during 2019 compared to $19.7 million during 2018 related to the significant financing component associated with revenues collected in advance under certain of our agreements with NCM.  See Note 4 to our consolidated financial statements for further discussion of ASC Topic 606 and Note 7 for a summary of all activity with NCM.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $41.9 million during 2019 and $39.2 million during 2018. See Notes 7 and 8 to our consolidated financial statements for information about our equity investments.

Income Taxes. Income tax expense of $79.9 million was recorded for 2019 compared to $95.4 million recorded for 2018. The effective tax rate for 2019 was 29.2%.  The effective tax rate for 2018 was 30.7%, which included a net charge, as a result of the Tax Act and its related guidance, of $19.2 million, all non-cash.  See Note 18 to our consolidated financial statements for further information on our income tax expense.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. Our revenues are generally received in cash prior to the payment of related expenses, therefore we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities amounted to $556.9 million and $562.0 million for the years ended December 31, 2018 and 2019, respectively.

Investing Activities

Our investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings, remodels and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility.  Cash used for investing activities amounted to $451.4 million and $310.6 million for the years ended December 31, 2018 and 2019, respectively.  The decrease in cash used for investing activities for 2019 was primarily due to the acquisition of NCM common units (see Note 7) for $78.4 million that occurred during 2018 and a decrease in capital expenditures.

Capital expenditures for the years ended December 31, 2018 and 2019 were as follows (in millions):

Period	New Theatres	Existing Theatres	Total
Year Ended December 31, 2018	$80.7	$265.4	$346.1
Year Ended December 31, 2019	$87.6	$216.0	$303.6

We operated 554 theatres with 6,132 screens worldwide as of December 31, 2019.  Theatres and screens acquired, built and closed during the year ended December 31, 2019 were as follows:

	January 1, 2019	Built	Acquired	Closed	December 31, 2019
U.S.
Theatres	341	5	2	(3)	345
Screens	4,586	58	30	(29)	4,645

International
Theatres	205	6	—	(2)	209
Screens	1,462	39	—	(14)	1,487

Worldwide
Theatres	546	11	2	(5)	554
Screens	6,048	97	30	(43)	6,132

As of December 31, 2019, we had the following signed commitments (costs in millions):

	Theatres	Screens	Estimated Cost
Expected to open during 2020
U.S.	7	84	$59
International	6	66	31
Total	13	150	90

Expected to open subsequent to 2020
U.S.	6	70	49
International	4	23	11
Total	10	93	60

Total commitments at December 31, 2019	23	243	$150

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

Financing Activities

Cash used for financing activities was $192.6 million and $186.5 million during the years ended December 31, 2018 and 2019, respectively. Cash used for financing activities primarily consists of dividends paid to our stockholders (see Note 6 to the consolidated financial statements), payments on finance leases (see Note 3 to the consolidated financial statements) and repayments on our long-term debt.

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

Long-term debt consisted of the following as of December 31, 2018 and 2019 (in millions):

	As of December 31,
	2018	2019
Cinemark USA, Inc. term loan	$652.9	$646.3
Cinemark USA, Inc. 5.125% senior notes due 2022	400.0	400.0
Cinemark USA, Inc. 4.875% senior notes due 2023	755.0	755.0
Other	1.4	—
Total long-term debt	$1,809.3	$1,801.3
Less current portion	8.0	6.6
Subtotal long-term debt, less current portion	$1,801.3	$1,794.7
Less: Debt discounts and debt issuance costs, net of accumulated amortization	28.7	23.4
Long-term debt, less current portion, net of debt issuance costs	$1,772.6	$1,771.3

As of December 31, 2019, after giving effect to a letter of credit outstanding, we had $98.9 million in available borrowing capacity on our revolving credit line.

As of December 31, 2019, our long-term debt obligations, scheduled interest payments on long-term debt, future minimum lease obligations under non-cancelable operating and finance leases, scheduled interest payments under finance leases and other obligations for each period indicated are summarized as follows:

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt (1)	$1,801.3	$6.6	$413.2	$768.2	$613.3
Scheduled interest payments on long-term debt (2)	$328.6	84.4	167.1	70.7	6.4
Operating lease obligations (3)	$1,731.8	280.3	499.2	371.4	580.9
Finance lease obligations (3)	$197.3	22.4	44.6	41.4	88.9
Purchase and other commitments (4)	$191.9	113.9	76.0	1.0	1.0
Current liability for uncertain tax positions (5)	$13.4	13.4	—	—	—
Total obligations	$4,264.3	$521.0	$1,200.1	$1,252.7	$1,290.5

(1)	Amounts are presented before adjusting for debt issuance costs.
(2)

Amounts include scheduled interest payments on fixed rate and variable rate debt agreements.  Estimates for the variable rate interest payments were based on interest rates in effect on December 31, 2019. The average interest rates on our fixed rate and variable rate debt were 4.8% and 3.6%, respectively, as of December 31, 2019.

(3)	Amounts include both scheduled principal and interest payments on leases commenced prior to December 31, 2019. See Note 3 for discussion of lease obligations.
(4)

Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of December 31, 2019, obligations under employment agreements and contractual purchase commitments.

(5)

The contractual obligations table excludes the long-term portion of our liability for uncertain tax positions of $0.8 million because we cannot make a reliable estimate of the timing of the related cash payments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a $700.0 million term loan and a $100.0 million revolving credit line (the “Credit Agreement”).

Cinemark USA, Inc. amended its Credit Agreement during 2017 and 2018 as follows:

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

At December 31, 2019, there was $646.3 million outstanding under the term loan and no borrowings outstanding under the revolving credit line. Cinemark USA, Inc. had no borrowings under the revolving credit line during the years ended December 31, 2018 and 2019.  Cinemark USA, Inc. had $98.9 million in available borrowing capacity on the revolving credit line, after giving effect to a letter of credit outstanding as of December 31, 2019. The average interest rate on outstanding term loan borrowings under the Credit Agreement at December 31, 2019 was approximately 4.2% per annum.

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

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on Cinemark USA, Inc.’s ability, and in certain instances, its subsidiaries’ and our ability, to consolidate or merge or liquidate, wind up or dissolve; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends or repurchase stock; and make capital expenditures and investments. If Cinemark USA, Inc. has borrowings outstanding on the revolving credit line, it is required to satisfy a consolidated net senior secured leverage ratio covenant as defined in the Credit Agreement, not to exceed 5.0 to 1.  As of December 31, 2019, Cinemark USA, Inc.’s actual ratio was 2.98 to 1.

The dividend restriction contained in the Credit Agreement prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Credit Agreement; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Credit Agreement, and (c) certain other defined amounts. As of December 31, 2019, Cinemark USA, Inc. could have distributed up to approximately $3,196.8 million to its parent company and sole stockholder, Cinemark Holdings, Inc.

We have three interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the term loan outstanding under the Credit Agreement. See Note 12 of our consolidated financial statements for discussion of interest rate swaps.  See also discussion of interest rate risk at Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

The indenture to the 4.875% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2019, Cinemark USA, Inc. could have distributed up to approximately $3,353.8 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 4.875% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 4.875% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 4.875% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2019 was approximately 6.6 to 1.

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

The indenture to the 5.125% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of

December 31, 2019, Cinemark USA, Inc. could have distributed up to approximately $3,347.9 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 5.125% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 5.125% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 5.125% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2019 was approximately 6.6 to 1.

Cinemark USA, Inc. may redeem the 5.125% Senior Notes in whole or in part at redemption prices specified in the indenture.

As of December 31, 2019, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

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

Seasonality

Our revenues have historically been seasonal, coinciding with the timing of releases of motion pictures by the major distributors. The most successful motion pictures have historically been released during summer months in the U.S., extending from May to July, and during the holiday season, extending from November through year-end. The timing of releases, however, has become less pronounced as distributors have begun releasing content more evenly throughout the year.  In our Latin American markets, while Hollywood content has similar release dates as in the U.S., the local holidays and seasons can vary. The unexpected emergence of a hit film during other periods can alter this seasonality trend. The timing, quantity and quality of such film releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or for the same period in the following year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We are currently party to variable rate debt facilities. An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt facilities. At December 31, 2019, there was an aggregate of approximately $196.3 million of variable rate debt outstanding under these facilities, after giving effect to the interest rate swap agreements discussed below. Based on the interest rates in effect on the variable rate debt outstanding at December 31, 2019, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $2.0 million.

The table below provides information about our fixed rate and variable rate long-term debt agreements as of December 31, 2019:

	Expected Maturity for the Twelve-Month Periods Ending December 31,								Average
	(in millions)								Interest
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value	Rate
Fixed rate	$—	$—	$400.0	$755.0	$—	$450.0	$1,605.0	$1,628.2	4.8%
Variable rate	6.6	6.6	6.6	6.6	6.6	163.3	196.3	198.3	3.6%
Total debt (1)	$6.6	$6.6	$406.6	$761.6	$6.6	$613.3	$1,801.3	$1,826.5

(1)	Amounts are presented before adjusting for debt issuance costs.

Interest Rate Swap Agreements

All of our interest rate swap agreements qualify for cash flow hedge accounting.  The fair values of the interest rate swaps are recorded on our consolidated balance sheet as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive loss.  See Note 12 to the consolidated financial statements for further discussion of the interest rate swap agreements.

Below is a summary of our interest rate swap agreements as of December 31, 2019:

Notional
Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date
$175.0 million	December 31, 2018	2.751%	1-Month LIBOR	December 31, 2022
$137.5 million	December 31, 2018	2.765%	1-Month LIBOR	December 31, 2022
$137.5 million	December 31, 2018	2.746%	1-Month LIBOR	December 31, 2022
$450.0 million
Foreign Currency Exchange Rate Risk

We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and interior finish items and other operating supplies used by our international subsidiaries. A majority of the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for the subsidiary, which could impact future results of operations as reported. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our equity ownership in our international subsidiaries as of December 31, 2019, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed, would decrease the aggregate net book value of our investments in our international subsidiaries by approximately $46.0 million and would decrease the aggregate net income of our international subsidiaries for the year ended December 31, 2019 by $5.9 million, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2019, under the supervision and with the participation of our principal executive officer and principal financial officer, we carried out an evaluation required by the Exchange Act of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control framework and processes are designed to provide reasonable assurance to management and the board of directors regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements in accordance with the accounting principles generally accepted in the U.S. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). As a result of this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cinemark Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2019, of the Company and our report dated February 21, 2020, expressed an unqualified opinion on those financial statements and financial statement schedule.

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
February 21, 2020

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference to the Company’s proxy statement for its annual stockholders meeting (under the headings “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance” and “Executive Officers”) to be held on May 21, 2020 and to be filed with the SEC within 120 days after December 31, 2019.

Item 11. Executive Compensation

Incorporated by reference to the Company’s proxy statement for its annual stockholders meeting (under the heading “Executive Compensation”) to be held on May 21, 2020 and to be filed with the SEC within 120 days after December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the Company’s proxy statement for its annual stockholders meeting (under the headings “Security Ownership of Certain Beneficial Owners and Management”) to be held on May 21, 2020 and to be filed with the SEC within 120 days after December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the Company’s proxy statement for its annual stockholders meeting (under the heading “Certain Relationships and Related Party Transactions” and “Corporate Governance”) to be held on May 21, 2020 and to be filed with the SEC within 120 days after December 31, 2019.

Item 14. Principal Accounting Fees and Services

Incorporated by reference to the Company’s proxy statement for its annual stockholders meeting (under the heading “Board Committees – Audit Committee – Fees Paid to Independent Registered Public Accounting Firm”) to be held on May 21, 2020 and to be filed with the SEC within 120 days after December 31, 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of this Report

1.	The financial statement schedules and related data listed in the accompanying Index beginning on page F-1 are filed as a part of this report.
2.	The exhibits listed in the accompanying Index beginning on page 46 are filed as a part of this report.

(b) Exhibits

See the accompanying Index beginning on page 46.

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

*4.1	Description of common stock.
4.2	Specimen stock certificate of Cinemark Holdings, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to our Registration Statement on Form S-1, File No. 333-140390, filed April 9, 2007).
4.3(a)

Indenture, dated as of December 18, 2012, between Cinemark USA, Inc. and Wells Fargo Bank, N.A. governing the 5.125% senior notes issued thereunder (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed on December 20,2012).

4.3(b)

Form of 5.125% senior notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.4(a) above) (incorporated by reference to Exhibit 4.1 to the Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on December 20, 2012).

4.4(a)

Indenture, dated as of May 24, 2013, between Cinemark USA, Inc. and Well Fargo Bank, N.A. governing the 4.875% Senior Notes issued thereunder (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401 filed May 28, 2013).

4.4(b)

Form of 4.875% Senior Notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.5(a) above (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed May 28, 2013).

4.5

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

+10.4(a)

Employment Agreement, dated as of December 15, 2008, between Cinemark Holdings, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.5 (q) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 13, 2009).

+10.4(b)

Amendment to Employment Agreement dated as of November 12, 2014 between Cinemark Holdings, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.6(h) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 27, 2015).

+10.4(c)

Employment Agreement dated as of June 23, 2014, by and between Cinemark Holdings, Inc. and Sean Gamble (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No.001-33401, filed June 23, 2014).

+10.4(d)

Employment agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Michael Cavalier (incorporated by reference to Exhibit 10.4 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 8, 2008).

+10.4(e)

Employment Agreement, dated as of February 15, 2010, between Cinemark Holdings, Inc. and Valmir Fernandes (incorporated by reference to Exhibit 10.5(u) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 10, 2010).

+10.4(f)

Amended and Restated Employment Agreement, dated as of February 19, 2016, between Cinemark Holdings, Inc. and Mark Zoradi (incorporated by reference to Exhibit 10.6(l) to the Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 24, 2016).

+10.4(g)

First Amendment to the Amended and Restated Employment Agreement, dated as of February 20, 2018, between Cinemark Holdings, Inc. and Mark Zoradi (incorporated by reference to Exhibit 10.l to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No.001-33401, filed February 23, 2018).

+10.5(a)

Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Quarterly Report on form 10-Q, File No. 001-33401, filed May 9, 2008).

+10.5(b)

First Amendment to the Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, File No. 001-33401, filed February 18, 2014).

+10.5(c)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7(b) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed February 1, 2007).
+10.5(d)

Form of Restricted Share Award Agreement pursuant to the Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 4.6 to Cinemark Holdings, Inc.’s Registration Statement on Form S-8, File No. 333-146349, filed August 29, 2008).

+10.5(e)

Form of Restricted Stock Unit Award Agreement pursuant to the Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.7(f) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 29, 2012).

+10.5(f)

Form of Restricted Stock Unit Award Agreement pursuant to the Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.7(f) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 27, 2015).

Number	Exhibit Title

+10.5(g)

Form of Restricted Share Unit Award Agreement pursuant to the Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.7(h) to the Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 24, 2016).

+10.6(a)	Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7(a) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).
+10.6(b)

Form of Stock Option Award Agreement pursuant to the Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-8, File No. 333-218697, filed June 13, 2017).

+10.6(c)

Form of Performance Stock Award Agreement pursuant to the Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 to Cinemark Holdings, Inc.’s Registration Statement on Form S-8, File No. 333-218697, filed June 13, 2017).

+10.6(d)

Form of Restricted Stock Award Agreement pursuant to the Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-8, File No. 333-218697, filed June 13, 2017).

+10.6(e)

Form of Restricted Stock Award Agreement pursuant to the Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7(d) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

+10.6(f)

Form of Performance Stock Unit Award Certificate pursuant to the Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.6 to Cinemark Holdings, Inc.’s Registration Statement on Form S-8, File No. 333-218697, filed June 13, 2017).

+10.6(g)

Form of Restricted Stock Unit Award Certificate pursuant to the Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.7 to Cinemark Holdings, Inc.’s Registration Statement on Form S-8, File No. 333-218697, filed June 13, 2017).

10.7(a)

Amended and Restated Exhibitor Services Agreement between National CineMedia, LLC and Cinemark USA, Inc., dated as of December 26, 2013(incorporated by reference to Exhibit 10.45 to Cinemark Holdings, Inc.’s Annual Report on Form 10-K , File No.  001-33401, filed February 28, 2014).

10.7(b)

First Amendment to Amended and Restated Exhibitor Services Agreement between National CineMedia, LLC and Cinemark USA, Inc. dated as of September 17, 2019 (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed November 5, 2019).

10.8

Third Amended and Restated Limited Liability Company Operating Agreement, dated as of February 12, 2007, by and between Cinemark Media, Inc., American Multi-Cinema, Inc., Regal CineMedia, LLC and National CineMedia, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed March 16, 2007).

10.9(a)

Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Stadium 14, Sacramento, CA (incorporated by reference to Exhibit 10.10(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.9(b)

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

10.9(c)

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

10.9(d)

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

10.9(e)

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

10.10(a)

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

10.10(f)

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

10.12(f)

Fifth Amendment to Indenture of Lease, dated as of October 5, 2012 by and between Syufy Enterprises, L.P. as landlord and Century Theatres, Inc., as tenant, for Cinedome 12, Henderson, NV. (incorporated by reference to Exhibit 10.13(f) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 27, 2015).

10.12(g)

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

10.13(h)

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

10.14(f)

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

Number	Exhibit Title

10.15(a)

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

10.15(c)

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

10.16(c)

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

10.16(d)

Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of October 1, 1996, by and between Stadium Promenade LLC, as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA. (incorporated by reference to Exhibit 10.10(h) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.16(e)

Fourth Amendment, dated as of August 15, 2014, to Lease Agreement, dated as of October 1, 1996, by and between Stadium Promenade LLC, as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA (incorporated by reference to Exhibit 10.19(e) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

10.16(f)

Fifth Amendment, dated as of August 3, 2015, to Lease Agreement, dated as of October 1, 1996, by and between Stadium Promenade LLC, as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA (incorporated by reference to Exhibit 10.19(f) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

10.17(a)

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

10.17(e)

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

10.18(a)

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

10.18(e)

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

10.19(e)

Fourth Amendment dated as of September 29, 2005 to Indenture of Lease, dated September 30, 1995 between Syufy Enterprises L.P., as landlord and Century Theatres, Inc., as tenant for Century Stadium 16, Ventura, CA (incorporated by reference to Exhibit 10.22(e) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 27, 2015).

10.19(f)

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

10.19(g)

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

10.20(f)

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

10.21(f)

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

10.22(f)

Fifth Amendment, dated as of January 29, 2018, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA. (incorporated by reference to Exhibit 10.9 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed January 29, 2018).

10.23(a)

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

10.23(c)

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

Number	Exhibit Title

10.23(e)

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

10.24(g)

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

10.25(a)

Lease Agreement, dated as of May 26, 2015, by and between Sy Arden Way LLC, as landlord and Century Theatres, Inc., as tenant, for Howe ‘Bout Arden Center, Sacramento, CA (incorporated by reference to Exhibit 10.28(a) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

10.25(b)

Letter Agreement, dated as of February 8, 2016, to Lease Agreement, dated as of May 26, 2015, by and between Sy Arden Way LLC, as landlord and Century Theatres, Inc., as tenant, for Howe ‘Bout Arden Center, Sacramento, CA (incorporated by reference to Exhibit 10.28(b) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

10.26	Cinemark Holdings, Inc. Performance Bonus Plan, as amended (incorporated by reference to Appendix B to Cinemark Holdings, Inc.’s Definitive Proxy Statement, filed April 11, 2013).
+10.27

Third Amended and Restated Non-Employee Director Compensation Policy, dated as of February 15, 2017 (incorporated by reference to Exhibit 10.30 to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

10.28

Aircraft Time Sharing Agreement, dated as of September 2, 2009, between Copper Beach Capital, LLC and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.1 of Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed September 8, 2009).

10.29

Limited Liability Company Agreement of FE Concepts, LLC dated as of April 20, 2018 (incorporated by reference to Exhibit 10.1 of Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 8, 2018).

10.30

Management Services Agreement by and between FE Concepts, LLC and Cinema Operations, L.L.C. dated as of April 20, 2018 (incorporated by reference to Exhibit 10.2 of Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 8, 2018).

10.31

Theatre Services Agreement by and between FE Concepts, LLC and CNMK Texas Properties, LLC dated as of April 20, 2018 (incorporated by reference to Exhibit 10.3 of Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 8, 2018).

*21	Subsidiaries of Cinemark Holdings, Inc.
*23.1	Consent of Deloitte & Touche LLP.
*31.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Number	Exhibit Title

*31.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
*101

The following financial information from Cinemark Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged as detailed text.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Any management contract, compensatory plan or arrangement.
(P)	Paper filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 21, 2020	CINEMARK HOLDINGS, INC

	BY:	/s/ Mark Zoradi
Mark Zoradi
Chief Executive Officer

BY:	/s/ Sean Gamble
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

Name	Title	Date
/s/ Lee Roy Mitchell	Chairman of the Board of Directors and Director	February 21, 2020
Lee Roy Mitchell

/s/ Mark Zoradi	Chief Executive Officer and Director	February 21, 2020
Mark Zoradi	(principal executive officer)

/s/ Sean Gamble	Chief Financial Officer	February 21, 2020
Sean Gamble	(principal financial and accounting officer)

/s/ Benjamin D. Chereskin	Director	February 21, 2020
Benjamin D. Chereskin

/s/ Enrique F. Senior	Director	February 21, 2020
Enrique F. Senior

/s/ Raymond W. Syufy	Director	February 21, 2020
Raymond W. Syufy

/s/ Carlos M. Sepulveda	Director	February 21, 2020
Carlos M. Sepulveda

/s/ Steven Rosenberg	Director	February 21, 2020
Steven Rosenberg

/s/ Nina Vaca	Director	February 21, 2020
Nina Vaca

/s/ Darcy Antonellis	Director	February 21, 2020
Darcy Antonellis

/s/ Nancy Loewe	Director	February 21, 2020
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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cinemark Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, effective January 1, 2019, the Company adopted Financial Accounting Standards Board Accounting Standards Update 2016-02, Leases (Topic 842) using the modified retrospective approach.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Long-Lived Assets — Refer to Notes 1 and 10 to the consolidated financial statements

Critical Audit Matter Description

The impairment evaluation of long-lived assets is an assessment that begins with the Company’s monitoring of indicators of impairment on a theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. Due to the high number of asset groups (i.e., theatres), the Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. The Company also performs a full quantitative impairment evaluation on an annual basis. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. The Company applies significant judgment in estimating the fair value of theatres, based on historical and projected operating performance, recent market transactions and current industry trading multiples. When the estimated fair value is determined to be lower than the carrying value of the asset group, the asset group is written down to its estimated fair value.

We identified the impairment of long-lived assets as a critical audit matter because of the significant judgment required by management to determine estimated undiscounted cash flows. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s undiscounted cash flow analysis.  Although the carrying value of an individual theatre asset group typically isn’t material, changes in these assumptions, including available renewal options and the likelihood of exercising those renewal options and expected future performance of newly opened or recently remodeled theatres across several asset groups could have a significant impact on the amount of any long-lived asset impairment charge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s undiscounted cash flow analysis, including available renewal options and the likelihood of exercising those renewal options and expected future performance of newly opened or recently remodeled theatres include the following, among others:

•	We tested the effectiveness of the Company’s controls over long-lived assets and long-lived asset impairment evaluation, including those over the undiscounted cash flows.
•	We evaluated management’s ability to accurately forecast future theatre cash flows by:
Comparing actual cash flows to management’s historical forecasts and historical results.

Testing the reasonableness of available renewal options and the likelihood of exercising those renewal options through inspection of underlying lease agreements and theatre projections used by management in evaluating the renewal option.

Testing the reasonableness of management’s estimate of expected future performance of newly opened or recently remodeled theatres, based on the historical performance of theatres recently opened or remodeled.

•

We researched competitor data and industry trends that might impact film product or other disruptive industry trends (e.g., video on demand, changes to distribution of film product) and compared the applicability of these trends to management’s assumptions used to develop their forecasts.

•	We tested the underlying source information and mathematical accuracy of the calculations.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 21, 2020

We have served as the Company's auditor since 1988.

PART IV - FINANCIAL INFORMATION

Item 15.  Financial Statement

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2018	2019
Assets
Current assets
Cash and cash equivalents	$426,222	$488,313
Inventories	19,319	21,686
Accounts receivable	95,084	83,722
Current income tax receivable	3,288	4,082
Prepaid expenses and other	15,117	37,187
Total current assets	559,030	634,990
Theatre properties and equipment
Land	103,739	105,035
Buildings	522,355	536,037
Property under capital and finance lease	387,480	152,519
Theatre furniture and equipment	1,239,122	1,337,715
Leasehold interests and improvements	1,151,454	1,216,931
Total	3,404,150	3,348,237
Less: accumulated depreciation and amortization	1,571,017	1,612,990
Theatre properties and equipment, net	1,833,133	1,735,247
Operating Lease right-of-use assets	—	1,383,080
Other assets
Goodwill	1,276,324	1,283,371
Intangible assets - net	330,910	321,769
Investment in NCM	275,592	265,792
Investments in and advances to affiliates	156,766	155,285
Long-term deferred tax asset	9,028	9,369
Deferred charges and other assets - net	41,055	39,114
Total other assets	2,089,675	2,074,700
Total assets	$4,481,838	$5,828,017
Liabilities and equity
Current liabilities
Current portion of long-term debt	$7,984	$6,595
Current portion of operating lease obligations	—	217,406
Current portion of capital and finance lease obligations	27,065	15,432
Current income tax payable	12,179	5,195
Current liability for uncertain tax positions	573	13,446
Accounts payable	104,638	91,607
Accrued film rentals	95,754	93,849
Accrued payroll	46,500	55,227
Accrued property taxes	31,154	34,337
Accrued other current liabilities	148,842	175,706
Total current liabilities	474,689	708,800
Long-term liabilities
Long-term debt, less current portion	1,772,627	1,771,342
Operating lease obligations, less current portion	—	1,223,462
Capital and finance lease obligations, less current portion	232,467	141,017
Long-term deferred tax liability	140,280	141,836
Long-term liability for uncertain tax positions	13,380	848
Deferred lease expenses	39,235	—
NCM screen advertising advances	350,242	348,354
Other long-term liabilities	50,348	44,036
Total long-term liabilities	2,598,579	3,670,895
Commitments and contingencies (see Note 19)
Equity
Cinemark Holdings, Inc.'s stockholders' equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 121,456,721 shares issued and 116,830,530 shares outstanding at December 31, 2018 and 121,863,515 shares issued and 117,151,656 shares outstanding at December 31, 2019	121	122
Additional paid-in-capital	1,155,424	1,170,039
Treasury stock, 4,626,191 and 4,711,859 shares, at cost, at December 31, 2018 and December 31, 2019, respectively	(79,259)	(81,567)
Retained earnings	638,912	687,332
Accumulated other comprehensive loss	(319,007)	(340,112)
Total Cinemark Holdings, Inc.'s stockholders' equity	1,396,191	1,435,814
Noncontrolling interests	12,379	12,508
Total equity	1,408,570	1,448,322
Total liabilities and equity	$4,481,838	$5,828,017

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2017, 2018 AND 2019

(in thousands, except per share data)

	2017	2018	2019
Revenues
Admissions	$1,794,982	$1,834,173	$1,805,321
Concession	1,038,788	1,108,793	1,161,083
Other	157,777	278,769	316,695
Total revenues	2,991,547	3,221,735	3,283,099
Cost of operations
Film rentals and advertising	966,510	999,755	1,003,832
Concession supplies	166,320	180,974	206,441
Salaries and wages	354,510	383,860	410,086
Facility lease expense	328,197	323,316	346,094
Utilities and other	355,041	448,070	474,711
General and administrative expenses	153,278	165,173	173,384
Depreciation and amortization	237,513	261,162	261,155
Impairment of long-lived assets	15,084	32,372	57,001
Loss on disposal of assets and other	22,812	38,702	12,008
Total cost of operations	2,599,265	2,833,384	2,944,712
Operating income	392,282	388,351	338,387
Other income (expense)
Interest expense	(105,918)	(109,994)	(99,941)
Loss on debt amendments and refinancing	(521)	(1,484)	—
Interest income	6,249	10,614	12,589
Foreign currency exchange gain (loss)	893	(11,660)	(3,394)
Distributions from NCM	16,407	15,389	12,873
Interest expense - NCM	—	(19,724)	(28,624)
Equity in income of affiliates	35,985	39,242	41,870
Total other expense	(46,905)	(77,617)	(64,627)
Income before income taxes	345,377	310,734	273,760
Income taxes	79,358	95,429	79,912
Net income	$266,019	$215,305	$193,848
Less: Net income attributable to noncontrolling interests	1,839	1,478	2,462
Net income attributable to Cinemark Holdings, Inc.	$264,180	$213,827	$191,386
Weighted average shares outstanding
Basic	115,766	116,054	116,306
Diluted	116,059	116,342	116,606
Earnings per share attributable to Cinemark Holdings, Inc.'s common stockholders
Basic	$2.26	$1.83	$1.63
Diluted	$2.26	$1.83	$1.63

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2017, 2018 AND 2019

(In thousands)

	2017	2018	2019
Net income	$266,019	$215,305	$193,848
Other comprehensive income (loss), net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes of $0, $1,243 and $2,692, net of settlements	—	(3,851)	(8,210)
Other comprehensive income (loss) in equity method investments	248	(139)	(142)
Foreign currency translation adjustments	(4,966)	(62,253)	(12,753)
Total other comprehensive loss, net of tax	(4,718)	(66,243)	(21,105)
Total comprehensive income, net of tax	261,301	149,062	172,743
Comprehensive income attributable to noncontrolling interests	(1,839)	(1,478)	(2,462)
Comprehensive income attributable to Cinemark Holdings, Inc.	$259,462	$147,584	$170,281

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2017, 2018 AND 2019

(in thousands, except per share amounts)

								Total
							Accumulated	Cinemark
	Common Stock		Treasury Stock		Additional		Other	Holdings, Inc.'s
	Shares		Shares		Paid-in-	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Issued	Amount	Acquired	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance at January 1, 2017	120,657	$121	(4,447)	$(73,411)	$1,128,442	$453,679	$(247,013)	$1,261,818	$11,142	$1,272,960
Issuance of restricted stock	247	—	—	—	—	—	—	—	—	—
Issuance of stock upon vesting of restricted stock units	97	—	—	—	—	—	—	—	—	—
Restricted stock forfeitures and stock withholdings related to share based awards that vested during the year ended December 31, 2017	—	—	(79)	(2,943)	—	—	—	(2,943)	—	(2,943)
Share based awards compensation expense	—	—	—	—	12,681	—	—	12,681	—	12,681
Tax expense related to share based award vestings	—	—	—	—	(35)	—	—	(35)	—	(35)
Dividends paid to stockholders, $1.16 per share	—	—	—	—	—	(135,079)	—	(135,079)	—	(135,079)
Dividends accrued on unvested restricted stock unit awards	—	—	—	—	—	(558)	—	(558)	—	(558)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(1,088)	(1,088)
Net income	—	—	—	—	—	264,180	—	264,180	1,839	266,019
Reclassification of cumulative translation adjustments	—	—	—	—	—	—	(1,551)	(1,551)	—	(1,551)
Other comprehensive loss	—	—	—	—	—	—	(4,718)	(4,718)	—	(4,718)
Balance at December 31, 2017	121,001	$121	(4,526)	$(76,354)	$1,141,088	$582,222	$(253,282)	$1,393,795	$11,893	$1,405,688
Cumulative effect of change in accounting principle, net of taxes of $2,267 (see Note 4)	—	—	—	—	—	(7,021)	—	(7,021)	—	(7,021)
Issuance of restricted stock	329	—	—	—	—	—	—	—	—	—
Issuance of stock upon vesting of restricted stock units	127	—	—	—	—	—	—	—	—	—
Restricted stock forfeitures and stock withholdings related to share based awards that vested during the year ended December 31, 2018	—	—	(100)	(2,905)	—	—	—	(2,905)	—	(2,905)
Share based awards compensation expense	—	—	—	—	14,336	—	—	14,336	—	14,336
Dividends paid to stockholders, $1.28 per share	—	—	—	—	—	(149,492)	—	(149,492)	—	(149,492)
Dividends accrued on unvested restricted stock unit awards	—	—	—	—	—	(624)	—	(624)	—	(624)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(992)	(992)
Net income	—	—	—	—	—	213,827	—	213,827	1,478	215,305
Reclassification of cumulative translation adjustments	—	—	—	—		—	518	518	—	518
Other comprehensive loss	—	—	—	—	—	—	(66,243)	(66,243)	—	(66,243)
Balance at December 31, 2018	121,457	$121	(4,626)	$(79,259)	$1,155,424	$638,912	$(319,007)	$1,396,191	$12,379	$1,408,570
Cumulative effect of change in accounting principle, net of taxes of $6,054 (see Note 3)	—	—	—	—	—	16,985	—	16,985	—	16,985
Issuance of restricted stock	316	1	—	—	—	—	—	1	—	1
Issuance of stock upon vesting of restricted stock units	91	—	—	—	—	—	—	—	—	—
Restricted stock forfeitures and stock withholdings related to share based awards that vested during the year ended December 31, 2019	—	—	(86)	(2,308)	—	—	—	(2,308)	—	(2,308)
Share based awards compensation expense	—	—	—	—	14,615	—	—	14,615	—	14,615
Dividends paid to stockholders, $1.36 per share	—	—	—	—	—	(159,281)	—	(159,281)	—	(159,281)
Dividends accrued on unvested restricted stock unit awards	—	—	—	—	—	(670)	—	(670)	—	(670)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(2,333)	(2,333)
Net income	—	—	—	—	—	191,386	—	191,386	2,462	193,848
Other comprehensive loss	—	—	—	—	—	—	(21,105)	(21,105)	—	(21,105)
Balance at December 31, 2019	121,864	$122	(4,712)	$(81,567)	$1,170,039	$687,332	$(340,112)	$1,435,814	$12,508	$1,448,322

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2017, 2018 AND 2019

(In thousands)

	2017	2018	2019
Operating activities
Net income	$266,019	$215,305	$193,848
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	235,093	257,826	256,118
Amortization of intangible and other assets and favorable/unfavorable leases	2,420	3,336	5,037
Amortization of long-term prepaid rents	2,274	2,382	—
Amortization of debt issue costs	6,197	5,561	5,311
Amortization of deferred revenues, deferred lease incentives and other	(16,211)	(21,706)	(13,665)
Impairment of long-lived assets	15,084	32,372	57,001
Share based awards compensation expense	12,681	14,336	14,615
Loss on disposal of assets and other	22,812	38,702	12,008
Loss on debt amendments and refinancing	521	1,484	—
Non-cash rent expense	—	—	(4,360)
Deferred lease expenses	(1,268)	(1,320)	—
Reclassification of cumulative translation adjustments	(1,551)	518	—
Equity in income of affiliates	(35,985)	(39,242)	(41,870)
Deferred income tax expenses	(15,015)	23,187	(1,843)
Distributions from equity investees	25,973	30,143	53,366
Changes in other assets and liabilities:
Inventories	(541)	(1,813)	(2,367)
Accounts receivable	(13,195)	(4,584)	11,326
Income tax receivable	(4,363)	8,442	(794)
Prepaid expenses and other	(775)	1,419	(24,013)
Deferred charges and other assets - net	(4,956)	(6,303)	(8,495)
Accounts payable and accrued expenses	23,405	(11,408)	36,106
Income tax payable	438	6,670	(6,984)
Liabilities for uncertain tax positions	2,041	(10,066)	341
Other long-term liabilities	7,900	11,674	21,309
Net cash provided by operating activities	528,998	556,915	561,995
Investing activities
Additions to theatre properties and equipment and other	(380,862)	(346,073)	(303,627)
Proceeds from sale of theatre properties and equipment and other	15,098	3,920	3,155
Acquisitions of theatres in the U.S. and international markets, net of cash acquired	(40,997)	(11,289)	(10,170)
Acquisition of NCM common units	—	(78,393)	—
Investment in joint ventures and other, net	(3,715)	(19,535)	—
Net cash used for investing activities	(410,476)	(451,370)	(310,642)
Financing activities
Dividends paid to stockholders	(135,079)	(149,492)	(159,281)
Payroll taxes paid as a result of restricted stock withholdings	(2,943)	(2,905)	(2,308)
Repayments of long-term debt	(5,671)	(7,984)	(7,984)
Payment of debt issue costs	(1,146)	(5,218)	—
Fees paid related to debt amendments	(521)	(704)	—
Payments on capital and finance leases	(21,725)	(25,353)	(14,600)
Proceeds from financing lease	10,200	—	—
Other	(1,123)	(992)	(2,333)
Net cash used for financing activities	(158,008)	(192,648)	(186,506)
Effect of exchange rate changes on cash and cash equivalents	798	(9,222)	(2,756)
Increase (decrease) in cash and cash equivalents	(38,688)	(96,325)	62,091
Cash and cash equivalents:
Beginning of period	561,235	522,547	426,222
End of period	$522,547	$426,222	$488,313

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

Cash and Cash Equivalents — Cash and cash equivalents consist of operating funds held in financial institutions, petty cash held by the theatres and highly liquid investments with original maturities of three months or less when purchased. Cash investments are primarily in money market funds, certificates of deposit, commercial paper or other similar funds.

Accounts Receivable – Accounts receivable, which are recorded at net realizable value, consist primarily of receivables related to screen advertising, screen rental, receivables related to discounted tickets and gift cards sold to third party retail locations, receivables from landlords related to theatre construction and remodels, rebates earned from the Company’s concession vendors and value-added and other non-income tax receivables.

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

(1)

Amortization of capital and finance lease assets is included in depreciation and amortization expense on the consolidated statements of income. Accumulated amortization of capital and finance lease assets as of December 31, 2018 and 2019 was $177,733 and $36,384, respectively.

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. The Company also performs a full quantitative impairment evaluation on an annual basis. The Company considers actual theatre level cash flows, budgeted theatre level cash flows, theatre property and equipment carrying values, operating lease right-of-use asset carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, the impact of recent theatre remodels or other substantial improvements, available lease renewal options and other factors considered relevant in its impairment assessment. Long-lived assets are evaluated for impairment on a theatre basis, which the Company

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the theatre’s useful life correlates with the remaining lease period, which includes the probability of the exercise of available renewal periods or extensions, for leased properties and the lesser of twenty years or the building’s remaining useful life for owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When the estimated fair value is determined to be lower than the carrying value of the asset group, the asset group is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during 2017, 2018 and 2019. The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 10 for further discussion.

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

A quantitative analysis requires the Company to estimate the fair value of each reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, goodwill would be written down such that the carrying value would equal estimated fair value. Fair value is determined based on a multiple of cash flows, which was eight times for the evaluations performed during 2017, 2018 and 2019.  Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Fair value is determined based on a multiple of cash flows, which was eight times for the evaluations performed during 2018 and 2019.  A qualitative assessment includes consideration of historical and expected future industry performance, estimated future performance of the Company, current industry trading multiples and other economic factors, and a review of current carrying values to estimated fair values as determined during our most recent quantitative assessment.

The Company performed a quantitative goodwill impairment analysis for all reporting units during the year ended December 31, 2017.  For the year ended December 31, 2018, the Company performed a quantitative goodwill assessment for three new domestic reporting units and a qualitative assessment for all other reporting units.  For the year ended December 31, 2019 the Company performed a qualitative analysis for all reporting units.  The Company did not record any goodwill impairment charges as a result of the assessments performed during the years ended December 31, 2017, 2018 and 2019.

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

During the year ended December 31, 2017, the Company performed a quantitative tradename impairment assessment for its tradename in Ecuador and performed a qualitative tradename impairment analysis for all other tradename intangible assets.  During the year ended December 31, 2018, the Company performed a quantitative tradename impairment evaluation for all of its tradename assets.  During the year ended December 31, 2019, the Company performed a qualitative tradename impairment analysis for all of its tradename assets.  As a result of the analysis performed during each year, no impairment charges were recorded related to tradename intangible assets for the years ended December 31, 2017, 2018 and 2019.

The table below summarizes the Company’s intangible assets and the amortization method used for each type of intangible asset:

Intangible Asset	Amortization Method
Goodwill	Indefinite-lived
Tradename	Indefinite-lived and definite-lived. Definite-lived tradename assets have a remaining useful life of approximately one to six years.
Vendor contracts	Straight-line method over the terms of the underlying contracts. The remaining term of the underlying contract is one year.
Favorable/unfavorable leases

Based on the pattern in which the economic benefits are realized over the terms of the lease agreements. See Note 3 for discussion of the impact of ASC Topic 842 on the recording of favorable and unfavorable leases.

Other intangible assets	Straight-line method over the terms of the underlying agreement or the expected useful life of the intangible asset. The remaining useful lives of these intangible assets range from one to five years.

Lease Accounting — See Note 3 for discussion of the Company’s lease accounting policies as well as the impact of new lease accounting pronouncements.

Deferred Charges — Deferred charges and other assets consist of construction and other deposits, equipment to be placed in service, and other assets of a long-term nature.

Self-Insurance Reserves — In the U.S., the Company is self-insured for general liability claims subject to an annual cap. For the years ended December 31, 2017, 2018 and 2019, general liability claims were capped at $250, $250 and $500, respectively, per occurrence with aggregate annual caps of approximately $3,900, $4,750 and $6,000, respectively. For its international locations, the Company is fully insured for general liability claims with little or no deductibles per occurrence.  During 2017, the Company implemented a fully-funded deductible workers compensation insurance plan under which the Company is responsible for pre-funding claims and is responsible for claims up to $250 per occurrence, with an annual cap of $5,000 for the years ended December 31, 2017, 2018 and 2019.  The Company was also self-insured for domestic medical claims up to $250 per occurrence for the years ended December 31, 2017, 2018 and 2019. As of December 31, 2018 and 2019, the Company’s insurance reserves were $10,827 and $11,577, respectively, and are reflected in accrued other current liabilities on the consolidated balance sheets.

Revenue and Expense Recognition — See Note 4 for discussion of revenue recognition and deferred revenues.

Film rental costs are subject to the film licensing arrangement and accrued based on the applicable box office receipts and either; 1) a sliding scale formula, which is generally established prior to the opening of the film, 2) firm terms or 3) estimates of the final settlement rate, which occurs at the conclusion of the film run. Under a sliding scale formula, we pay a percentage of box office revenues using a pre-determined matrix that is based upon box office performance of the film for its full run. Under a firm terms formula, we pay the distributor a percentage of box office receipts, which reflects either an aggregate rate for the life of the film or rates that decline over the term of the run. The settlement process allows for negotiation of film rental fees upon the conclusion of the film run

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

based upon how the film performs. Estimates are based on the expected success of a film. The success of a film can typically be determined a few weeks after a film is released when the initial box office performance of the film is known. If actual settlements are different than those estimates, film rental costs are adjusted at that time.

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

Segments — For the years ended December 31, 2017, 2018 and 2019, the Company managed its business under two reportable operating segments, U.S. markets and international markets. See Note 20.

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

Foreign Currency Translations — The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in the consolidated balance sheets in accumulated other comprehensive loss. See Note 14 for a summary of the translation adjustments recorded in accumulated other comprehensive loss for the years ended December 31, 2017, 2018 and 2019. The Company recognizes foreign currency transaction gains and losses when changes in exchange rates impact transactions, other than intercompany transactions of a long-term investment nature, that have been denominated in a currency other than the functional currency.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Fair Value Measurements — According to authoritative guidance, inputs used in fair value measurements fall into three different categories; Level 1, Level 2 and Level 3. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. See Note 13 for a discussion of our fair value measurements for the years ended December 31, 2018 and 2019.

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

Impact of New Lease Accounting Standard

The Company adopted ASC Topic 842 effective January 1, 2019.  See Note 3 for further discussion.

Other Accounting Pronouncements

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, (“ASU 2018-13”).  The purpose of ASU 2018-13 is to improve the disclosures related to fair value measurements in the financial statements.  The improvements in ASU 2018-13 include the removal, modification and addition of certain disclosure requirements primarily related to Level 3 fair value measurements.  ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within that year.  The amendments in ASU 2018-13 should be applied prospectively.  The Company does not expect ASU 2018-13 to have a significant impact on the consolidated financial statements.

ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, (“ASU 2019-12”).  The purpose of ASU 2019-12 is to improve the disclosures related to fair value measurements in the financial statements.  The improvements in ASU 2019-12 include removing certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. ASU 2019-12 also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group.  ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within that year.  The amendments in ASU 2019-12 should be applied prospectively.  The Company is evaluating the impact of ASU 2019-12 on the consolidated financial statements.
3.	ADOPTION OF ASC TOPIC 842 – LEASE ACCOUNTING

The Company adopted ASC Topic 842 as of January 1, 2019 under the modified retrospective approach that resulted in the recognition of a cumulative-effect adjustment to the opening balance of retained earnings and elected certain practical expedients.  The Company elected the following practical expedients, as allowed by ASC Topic 842:

•

The Company chose not to separate nonlease components from lease components, accounting for lease components and nonlease components associated with a lease as a single lease component.  More specifically, for theatre leases, the Company elected not to separate fixed common area maintenance costs from lease costs when calculating lease liabilities and assets.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

•	The Company did not reassess whether existing contracts in effect as of the transition date of January 1, 2019 were, or contained, a lease.
•	The Company did not reassess the classification of existing leases as operating or finance as of the transition date.
•	The Company did not reassess whether any initial direct costs were incurred for any of its existing leases.
•	The Company did not elect to apply the recognition requirements of ASC 842 to short-term leases.

The adoption of ASC Topic 842 included the following primary impacts:

1.

The Company recorded a right-of-use asset and lease liability for all of its operating leases as required by the standard.   The lease liability for each lease was determined based on the present value of lease payments.  The right-of-use asset was based on the lease liability value, adjusted for offsets that existed as of adoption, including deferred rent liabilities of ($39,235), net favorable and unfavorable lease intangibles of ($5,780), deferred lease incentive liabilities of ($12,960) and long-term prepaid rents of $7,707.  The Company recorded operating lease right-of-use assets of $1,491,245 and operating lease liabilities of $1,545,210 upon adoption.

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

Equipment Leases - The Company has certain equipment operating leases primarily including projectors, trash compactors and various other equipment used in the day-to-day operation of the business.  Certain of the leases require fixed lease payments to be made over the duration of the lease term, while others are variable in nature based on usage or sales.  Certain of these leases are month-to-month, while others are noncancelable with terms generally ranging from 5 to 11 years.  The Company’s equipment lease agreements do not contain any residual value guarantees or restrictive covenants.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table represents the operating and finance right-of-use assets and lease liabilities as of December 31, 2019.

		As of
Leases	Classification	December 31, 2019
Assets (1)
Operating lease assets	Operating lease assets	$1,383,080
Finance lease assets	Theatre properties and equipment, net of accumulated depreciation (2)	116,135
Total lease assets		$1,499,215

Liabilities (1)
Current
Operating	Current portion of operating lease obligations	$217,406
Finance	Current portion of finance lease obligations	15,432
Noncurrent
Operating	Operating lease obligations, less current portion	1,223,462
Finance	Finance lease obligations, less current portion	141,017
Total lease liabilities		$1,597,317

(1)

The operating lease right-of-use assets and liabilities recorded on the Company’s consolidated balance sheet generally do not include renewal options that have not yet been exercised.  The Company does not consider a lease renewal as reasonably certain until immediately before the necessary notification is provided to the landlord.

(2)	Finance lease assets are net of accumulated amortization of $36,384 as of December 31, 2019.

As of December 31, 2019, the Company had signed lease agreements with total noncancelable lease payments of approximately $242,898 related to theatre leases that had not yet commenced.  The timing of lease commencement is dependent on the completion of construction of the related theatre facility.  Additionally, these amounts are based on estimated square footage and costs to construct each facility and may be subject to adjustment upon final completion of each construction project.  In accordance with ASC Topic 842, fixed minimum lease payments related to these theatres are not included in the right-of-use assets and lease liabilities as of December 31, 2019.  There were no significant noncancelable lease agreements signed, but not yet commenced, related to equipment leases.

The following table represents the Company’s aggregate lease costs, by lease classification, for the year ended December 31, 2019.

		Year Ended
Lease Cost	Classification	December 31, 2019
Operating lease costs
Equipment (1)	Utilities and other	$9,172
Real Estate (2)(3)	Facility lease expense	346,222
Total operating lease costs		$355,394

Finance lease costs
Depreciation of leased assets	Depreciation and amortization	$14,734
Interest on lease liabilities	Interest expense	7,786
Total finance lease costs		$22,520
(1)	Includes approximately $4,700 of short-term lease payments for the year ended December 31, 2019.
(2)

Includes approximately $68,799 of variable lease payments based on a change in index, such as CPI or inflation, variable payments based on revenues or attendance and variable common area maintenance costs for the year ended December 31, 2019

(3)	Approximately $1,614 of lease payments are included in general and administrative expenses primarily related to office leases for the year ended December 31, 2019.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table represents the maturity of lease liabilities, by lease classification, as of December 31, 2019.

	Operating	Finance
Years Ending	Leases	Leases	Total
2020	$280,268	$22,416	$302,684
2021	263,978	22,671	286,649
2022	235,266	21,935	257,201
2023	205,210	21,246	226,456
2024	166,233	20,165	186,398
After 2024	580,852	88,913	669,765
Total lease payments	$1,731,807	$197,346	$1,929,153
Less: Interest	290,939	40,897	331,836
Present value of lease liabilities	$1,440,868	$156,449	$1,597,317

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

The following table represents the weighted-average remaining lease term and discount rate, disaggregated by lease classification, as of December 31, 2019.

As of
Lease Term and Discount Rate	December 31, 2019
Weighted-average remaining lease term (years) (1)
Operating leases - equipment	3.9
Operating leases - real estate	7.9
Finance leases - equipment	5.3
Finance leases - real estate	10.0

Weighted-average discount rate (2)
Operating leases - equipment	4.3%
Operating leases - real estate	4.8%
Finance leases - equipment	4.6%
Finance leases - real estate	4.8%
(1)

The lease assets and liabilities recorded on the Company’s consolidated balance sheet generally do not include renewal options that have not yet been executed.  The Company does not consider a lease renewal exercise as reasonably certain until immediately before the necessary notification is provided to the landlord.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

(2)

The discount rate for each lease represents the incremental borrowing rate at which the Company would borrow, on a collateralized basis, over a similar term and at an amount equal to the lease payments in a similar economic environment.

The following table represents the minimum cash lease payments included in the measurement of lease liabilities and the non-cash addition of right-of-use assets for the twelve months ended December 31, 2019.

Year Ended
Other Information	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Cash outflows for operating leases	$281,895
Cash outflows for finance leases - operating activities	$7,575
Cash outflows for finance leases - financing activities	$14,600
Non-cash amount of leased assets obtained in exchange for:
Operating lease liabilities - real estate	$113,318
Operating lease liabilities - equipment	$795
Finance lease liabilities	$21,535

Lessor Arrangements

As noted above, the Company did not reassess whether existing contracts in effect as of the transition date of January 1, 2019 were, or contained, a lease.  However, effective September 17, 2019, the Company amended its Exhibitor Services Agreement (“ESA”) with National CineMedia, LLC (“NCM”) and, as a result of this amendment, the Company reassessed the ESA under ASC Topic 842.  The Company’s assessment resulted in the determination that the nonconsecutive periods of use of the theatre screens by NCM under the ESA qualify as a lease in accordance with ASC Topic 842.  See further discussion in Note 7.

The Company rents its theatre auditoriums for corporate meetings, screenings, education and training sessions and other private events.  These rentals, which are not significant to the Company, are generally one-time events and the related revenue is reflected as other revenue on the consolidated statement of income.
4.	REVENUE RECOGNITION

Revenue Recognition Policy

The Company’s patrons have the option to purchase movie tickets well in advance of a movie showtime or right before the movie showtime, or at any point in between those two timeframes depending on seat availability.  The Company recognizes such admissions revenues when the showtime for a purchased movie ticket has passed.  Concession revenues are recognized when products are sold to the consumer.  Other revenues primarily consist of screen advertising and screen rental revenues, promotional income, studio trailer placements and transactional fees. The Company sells gift cards and discount ticket vouchers, the proceeds from which are recorded as deferred revenues.  Deferred revenues for gift cards and discount ticket vouchers are recognized when they are redeemed for movie tickets or concession items.  The Company offers a subscription program in the U.S. whereby patrons can pay a monthly fee to receive a monthly credit for use towards a future movie ticket purchase.  The Company records the monthly subscription program fees as deferred revenues and record admissions revenues when the showtime for a movie ticket purchased with a credit has passed.  The Company has loyalty programs in the U.S. and many of its international locations that either have a prepaid annual membership fee or award points to customers as purchases are made.  For those loyalty programs that have an annual membership fee, the Company recognizes the fee collected as other revenues on a straight-line basis over the term of the membership.  For those loyalty programs that award points to customers based on their purchases, the Company records a portion of the original transaction proceeds as deferred revenues based on the number of reward points issued to customers and recognizes the deferred revenues when the customer redeems such points.  The value of loyalty points issued is based on the estimated fair value of the rewards offered.  The Company records breakage revenue on gift cards and discount ticket vouchers generally based on redemption activity and historical experience with unused balances.  The Company records breakage revenue upon the expiration of loyalty points and subscription credits.  Breakage revenue is recorded as

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

other revenues on the consolidated income statements.  Advances collected on concession and other contracts are deferred and recognized during the period in which we satisfy the related performance obligations, which may differ from the period in which the advances are collected. These advances are recognized on either a straight-line basis over the term of the contracts or as the Company meets its performance obligations in accordance with the terms of the contracts.

Screen advertising and screen rental revenues for the U.S. operating segment primarily relate to the ESA with NCM and the Company’s beverage concessionaire agreement.  Prior to September 17, 2019, such screen advertising was accounted for under ASC Topic 606, Revenue from Contracts with Customers, and effective upon the amendment of the ESA, NCM screen advertising was accounted for under ASC Topic 842. See table at Note 7 for screen advertising revenues recorded in other revenue under ASC Topic 606 prior to the amendment of the ESA and screen rental revenues recorded in other revenue under ASC Topic 842 subsequent to the amendment of the ESA.

Accounts receivable as of December 31, 2019 included approximately $31,620 of receivables related to contracts with customers.  The Company did not record any assets related to the costs to obtain or fulfill a contract with customers during the year ended December 31, 2019.

Disaggregation of Revenue

The following table presents revenues for the periods indicated, disaggregated based on major type of good or service and by reportable operating segment.

	Twelve Months Ended			Twelve Months Ended
	December 31, 2018			December 31, 2019
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Admissions revenues	$1,461,151	$373,022	$1,834,173	$1,431,790	$373,531	$1,805,321
Concession revenues	892,391	216,402	1,108,793	936,241	224,842	1,161,083
Screen advertising, screen rental and promotional revenues	78,591	61,269	139,860	128,839	35,888	164,727
Other revenues	106,824	32,085	138,909	84,033	67,935	151,968
Total revenues	$2,538,957	$682,778	$3,221,735	$2,580,903	$702,196	$3,283,099
(1)	U.S. segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 20 for additional information on intercompany eliminations.

The following table presents revenues for the periods indicated, disaggregated based on timing of revenue recognition (as discussed above).

	Twelve Months Ended			Twelve Months Ended
	December 31, 2018			December 31, 2019
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$2,453,313	$608,347	$3,061,660	$2,488,716	$621,785	$3,110,501
Goods and services transferred over time	85,644	74,431	160,075	92,187	80,411	172,598
Total	$2,538,957	$682,778	$3,221,735	$2,580,903	$702,196	$3,283,099

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

(1)	U.S. segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 20 for additional information on intercompany eliminations.

Screen Advertising Advances and Other Deferred Revenues

The following table presents changes in the Company’s deferred revenues for the year ended December 31, 2019.

Deferred Revenues	NCM Screen Advertising Advances (1)	Other Deferred Revenues (2)	Total
Balance at January 1, 2019	$350,242	$106,075	$456,317
Amounts recognized as accounts receivable	—	12,767	12,767
Cash received from customers in advance	—	227,125	227,125
Common units received from NCM (see Note 7)	1,552	—	1,552
Interest accrued related to significant financing component	28,624	—	28,624
Revenue recognized during period	(32,064)	(206,367)	(238,431)
Foreign currency translation adjustments	—	(1,174)	(1,174)
Balance at December 31, 2019	$348,354	$138,426	$486,780
(1)	See Significant Financing Component discussion below. See Note 7 for the maturity of balances as of December 31, 2019.
(2)

Includes liabilities associated with outstanding gift cards and SuperSavers, points or rebates outstanding under the Company’s loyalty and membership programs and revenues not yet recognized for screen advertising and other promotional activities. Classified as accounts payable and accrued expenses or other long-term liabilities on the consolidated balance sheet.

The table below summarizes the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of December 31, 2019 and when the Company expects to recognize this revenue.

	Twelve Months Ended December 31,
Remaining Performance Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Deferred revenue - other	$125,334	12,897	195	—	—	—	$138,426

Significant Financing Component

As discussed further in Note 7, in connection with the completion of the NCM, Inc. (“NCMI”) initial public offering, the Company amended and restated its ESA with NCM and received approximately $174,000 in cash consideration from NCM. The proceeds were recorded as deferred revenue and are being amortized over the term of the modified ESA, or through February 2041. In addition to the consideration received upon the ESA modification during 2007, the Company also receives consideration in the form of common units from NCM, at each annual common unit adjustment settlement, in exchange for exclusive access to the Company’s newly opened domestic screens under the ESA. See Note 7 for additional information regarding the common unit adjustment and related accounting. Due to the significant length of time between receiving the consideration from NCM and fulfillment of the related performance obligation, the ESA includes an implied significant financing component, as per the guidance in ASC Topic 606. The interest expense was calculated using the Company’s incremental borrowing rates at the time when the cash and each tranche of common units were received from NCM, which ranged from 4.4% to 8.0%. See Note 7 for table detailing activity with NCM, which includes interest revenue and expense recorded in 2018 and 2019 related to the significant financing component.
5.	EARNINGS PER SHARE

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

The following table presents computations of basic and diluted earnings per share under the two class method:

	Year Ended
	December 31,
	2017	2018	2019
Numerator:
Net income attributable to Cinemark Holdings, Inc.	$264,180	$213,827	$191,386
Earnings allocated to participating share-based awards (1)	(1,350)	(1,168)	(1,174)
Net income attributable to common stockholders	$262,830	$212,659	$190,212
Denominator (shares in thousands):
Basic weighted average shares outstanding	115,766	116,054	116,306
Common equivalent shares for restricted stock units	293	288	300
Diluted weighted average shares outstanding	116,059	116,342	116,606
Basic earnings per share attributable to common stockholders	$2.26	$1.83	$1.63
Diluted earnings per share attributable to common stockholders	$2.26	$1.83	$1.63

(1)

For the years ended December 31, 2017, 2018 and 2019, a weighted average of approximately 596 shares, 640 shares and 721 shares, of unvested restricted stock, respectively, are considered participating securities.

6.	DIVIDENDS

Below is a summary of dividends declared for the fiscal periods indicated.

			Amount per Share of	Total
Declaration Date	Record Date	Payable Date	Common Stock	Dividends (1)
2/23/2017	3/8/2017	3/20/2017	$0.29	$33,912
5/25/2017	6/8/2017	6/22/2017	0.29	33,904
8/10/2017	8/31/2017	9/13/2017	0.29	33,911
11/17/2017	12/1/2017	12/15/2017	0.29	33,910
		Total	$1.16	$135,637
2/23/2018	3/8/2018	3/22/2018	$0.32	$37,471
5/25/2018	6/8/2018	6/22/2018	0.32	37,523
8/23/2018	9/4/2018	9/18/2018	0.32	37,530
11/15/2018	12/4/2018	12/18/2018	0.32	37,592
		Total	$1.28	$150,116
2/23/2019	3/8/2019	3/22/2019	$0.34	$39,905
5/24/2019	6/10/2019	6/24/2019	$0.34	40,012
8/16/2019	9/4/2019	9/18/2019	$0.34	40,020
11/22/2019	12/4/2019	12/18/2019	$0.34	40,014
		Total	$1.36	$159,951

(1)	Of the dividends recorded during 2017, 2018 and 2019, $558, $624 and $670, respectively, were related to outstanding restricted stock units and will not be paid until such units vest. See Note 16.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

7.	INVESTMENT IN NATIONAL CINEMEDIA LLC

Summary of Activity with NCM

Below is a summary of activity with NCM included in the Company’s consolidated financial statements for the periods indicated. See Note 4 for discussion of the impact of the new revenue recognition accounting pronouncement.

	Investment in NCM	NCM Screen Advertising Advances	Distributions from NCM	Equity in Earnings	Other Revenue	Interest Expense - NCM (3)	Cash Received
Balance as of January 1, 2017	$189,995	$(343,928)
Receipt of common units due to annual common unit adjustment	18,363	(18,363)	$—	$—	$—	$—	$—
Revenues earned under ESA (1)	—	—	—	—	(11,274)	—	11,274
Receipt of excess cash distributions	(15,093)	—	(14,158)	—	—	—	29,251
Receipt under tax receivable agreement	(2,265)	—	(2,249)	—	—	—	4,514
Equity in earnings	9,550	—	—	(9,550)	—	—	—
Amortization of screen advertising advances	—	10,585	—	—	(10,585)	—	—
Balance as of and for the twelve months ended December 31, 2017	$200,550	$(351,706)	$(16,407)	$(9,550)	$(21,859)	$—	$45,039
Impact of adoption of ASC Topic 606 (2)	—	(9,288)	—	—	—	—	—
Receipt of common units due to annual common unit adjustment	5,012	(5,012)	—	—	—	—	—
Purchase of additional common units	78,393	—	—	—	—	—	—
Revenues earned under ESA (1) (2)	—	—	—	—	(31,867)	19,724	12,143
Receipt of excess cash distributions	(19,786)	—	(13,231)	—	—	—	33,017
Receipt under tax receivable agreement	(2,419)	—	(2,158)	—	—	—	4,577
Equity in earnings	13,842	—	—	(13,842)	—	—	—
Amortization of screen advertising advances	—	15,764	—	—	(15,764)	—	—
Balance as of and for the twelve months ended December 31, 2018	$275,592	$(350,242)	$(15,389)	$(13,842)	$(47,631)	$19,724	$49,737
Receipt of common units due to annual common unit adjustment	1,552	(1,552)	—	—	—	—	—
Revenues earned under ESA (1) (3)	—	—	—	—	(13,782)	—	13,782
Interest accrued related to significant financing component (2)	—	(28,624)	—	—	—	28,624	—
Receipt of excess cash distributions	(23,452)	—	(11,631)	—	—	—	35,083
Receipt under tax receivable agreement	(2,492)	—	(1,242)	—	—	—	3,734
Equity in earnings	14,592	—	—	(14,592)	—	—	—
Amortization of screen advertising advances (2)	—	32,064	—	—	(32,064)	—	—
Balance as of and for the twelve months ended December 31, 2019	$265,792	$(348,354)	$(12,873)	$(14,592)	$(45,846)	$28,624	$52,599

(1)

Amounts include the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire. The amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire were approximately $11,110, $11,965 and $11,478 for the years ended December 31, 2017, 2018 and 2019, respectively.

(2)

As a result of adoption of ASC Topic 606, the Company determined that the deferred revenue associated with the ESA and CUA agreement should be amortized on a straight-line basis versus the units of revenue method followed prior to adoption.  In addition, the Company determined that a significant financing component existed for the ESA.  See Note 4 for further discussion of the impact of the adoption of ASC Topic 606.

(3)	Approximately $4,828 represents screen rental revenues earned under the amendment to the ESA. See Note 4.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

In addition to the activity in the table above, the Company made payments to NCM of approximately $102, $74 and $61 during the years ended December 31, 2017, 2018 and 2019, respectively, related to certain equipment used for digital advertising, which is included in theatre furniture and equipment on the consolidated balance sheets.

Investment in National CineMedia

NCM operates a digital in-theatre network in the U.S. for providing cinema advertising. The Company entered into an Exhibitor Services Agreement with NCM (“ESA”), pursuant to which NCM primarily provides advertising to our theatres. As described in Note 6 to the Company’s financial statements as included in its 2018 Annual Report on Form 10-K, on February 13, 2007, National Cinemedia, Inc. (“NCMI”), an entity that serves as the sole manager of NCM, completed an initial public offering (“IPO”) of its common stock.  In connection with the NCMI initial public offering, the Company amended its operating agreement and the ESA. At the time of the NCMI IPO and as a result of amending the ESA, the Company received approximately $174,000 in cash consideration from NCM.  The proceeds were recorded as deferred revenue or NCM screen advertising advances and was being amortized over the term of the Amended and Restated ESA, or through February 2041.  Following the NCMI IPO, the Company does not recognize undistributed equity in the earnings on its original NCM membership units (referred to herein as the Company’s Tranche 1 Investment) until NCM’s future net earnings, less distributions received, surpass the amount of the excess distribution. The Company recognizes equity in earnings on its Tranche 1 Investment only to the extent it receives cash distributions from NCM. The Company recognizes cash distributions it receives from NCM on its Tranche 1 Investment as a component of earnings as Distributions from NCM.  The Company believes that the accounting model provided by ASC Topic 323-10-35-22 for recognition of equity investee losses in excess of an investor’s basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

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

Below is a summary of common units received by the Company under the Common Unit Adjustment (“CUA”) Agreement during the years ended December 31, 2017, 2018 and 2019:

Event	Date Common Units Received	Number of Common Units Received	Fair Value of Common Units Received
2017 annual common unit adjustment	3/31/2017	1,487,218	$18,363
2018 annual common unit adjustment	3/29/2018	908,042	$5,012
2019 annual common unit adjustment	3/31/2019	219,056	$1,552

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

As of December 31, 2019, the Company owned a total of 39,737,700 common units of NCM, which represented an interest of approximately 25%. The estimated fair value of the Company’s investment in NCM was approximately $289,688 based on NCMI’s stock price as of December 31, 2019 of $7.29 per share (Level 1 input as defined in FASB ASC Topic 820), which was more than the Company’s carrying value of $265,792.

Exhibitor Services Agreement

As previously discussed, our domestic theatres are part of the in-theatre digital network operated by NCM under the ESA. NCM provides advertising to our theatres through its branded “Noovie” pre-show entertainment program and also handles lobby promotions and displays for our theatres.  We receive a monthly theatre access fee for participation in the NCM network and also earn screen advertising revenue on a per patron basis.   Prior to September 17, 2019, the ESA was accounted for under ASC Topic 606, Revenue from Contracts with Customers.   See Note 3 and Note 4.    Effective September 17, 2019, the Company signed an amendment to the ESA, under which the Company will provide incremental advertising time to NCM and has extended the term through February 2041.  Since the agreement was amended, the Company was required to evaluate the revised contract under ASC Topic 842, Leases, and as a result, determined that the ESA met the definition of a lease.  The Company leases nonconsecutive periods of use of its domestic theatre screens to NCM for purposes of showing third party advertising content.  The lease, which is classified as an operating lease, generally requires variable lease payments based on the number of patrons attending the showtimes during which such advertising is shown.  The lease agreement is considered short-term due to the fact that the nonconsecutive periods of use, or advertising time slots, are set on a weekly basis.  The revenues earned under the ESA, both before and after the amendment, are reflected in other revenue on the consolidated income statement.

The recognition of revenue related to the deferred revenue or NCM screen advertising advances will continue to be recorded on a straight-line basis over the new term of the amended ESA or February 2041.

	Twelve Months Ended December 31,
Remaining Maturity	2020	2021	2022	2023	2024	Thereafter	Total
NCM screen advertising advances (1)	$7,669	8,197	8,762	9,368	10,016	304,342	$348,354
(1)	Amounts are net of the estimated interest to be accrued for the periods presented.

Significant Financing Component

Prior to the September 17, 2019 amendment of the ESA, the Company applied a significant financing component, as required by ASC Topic 606, due to the significant length of time between receiving the NCM screen advertising advances (the $174,000 received at the NCMI IPO and the periodic common unit adjustments) and completion of the performance obligation.  Effective September 17, 2019, upon the Company’s evaluation and determination that ASC Topic 842 applies to the amended ESA, the Company determined it acceptable to apply the

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

significant financing component guidance from ASC Topic 606 by analogy as the economic substance of the agreement represents a financing arrangement.

Subsequent to the issuance of the Company’s audited consolidated financial statements for the year ended December 31, 2018, the Company identified an error in the January 1, 2018 adoption of ASC Topic 606 specifically related to the significant financing component associated with the NCM ESA.   The error impacted the cumulative effect of change in accounting principle for the adoption of ASC Topic 606 at January 1, 2018 and the recorded amounts of revenue and interest expense related to the amortization of NCM screen advertising advances associated with the significant financing component during 2018 and 2019.  The Company evaluated the error and, based on an analysis of the relevant quantitative and qualitative factors, determined the impact was not material to the Company’s consolidated financial statements for any prior annual or interim period.  The consolidated balance sheet, consolidated statement of equity, and corresponding notes to consolidated financial statements as of and for the year ended December 31, 2018 have been restated from the amounts previously reported to correct the cumulative effect of change in accounting principle for the adoption of ASC Topic 606. This resulted in a $62,893 increase in NCM screen advertising advances, a $ 15,346 increase in deferred tax assets, and a corresponding $47,547 reduction of retained earnings as of the January 1, 2018 adoption date. The impact for the year ended December 31, 2018 was corrected in the fourth quarter of 2019, resulting in a $1,403 reduction in other revenues, $4,721 increase in interest expense – NCM and a $4,630 reduction of net income.

Summary Financial Information for NCM

The tables below present summary financial information for NCM for the periods indicated:

	Year Ended	Year Ended	Year Ended
	December 28, 2017	December 27, 2018	December 26, 2019
Revenues	$426,100	$441,400	$444,800
Operating income	$153,900	$154,300	$155,700
Net income	$101,900	$98,400	$98,800

	As of	As of
	December 27, 2018	December 26, 2019
Current assets	$172,700	$185,400
Noncurrent assets	$726,800	$706,600
Current liabilities	$115,200	$125,500
Noncurrent liabilities	$924,900	$947,800
Members' deficit	$(140,600)	$(181,300)

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

8.	OTHER INVESTMENTS

Below is a summary of activity for each of the Company’s other investments for the periods indicated:

	DCIP	AC JV, LLC	DCDC	FE Concepts	Other	Total
Balance at January 1, 2017	$87,819	$5,980	$2,750	$—	$1,768	$98,317
Cash contributions	1,112	—	—	104	2,499	3,715
Equity in income	22,900	2,336	1,199	—	—	26,435
Equity in comprehensive income	248	—	—	—	—	248
Cash distributions received	(5,864)	(2,400)	(351)	—	—	(8,615)
Other	—	—	—	—	(55)	(55)
Balance at December 31, 2017	$106,215	$5,916	$3,598	$104.00	$4,212	$120,045
Cash contributions	2,076	—	—	20,000	—	22,076
Equity in income (loss)	22,899	1,270	1,313	(82)	—	25,400
Equity in comprehensive loss	(139)	—	—	—	—	(139)
Cash distributions received	(5,799)	(1,920)	(219)	—	—	(7,938)
Other (1)	—	—	(2,437)	(104)	(137)	(2,678)
Balance at December 31, 2018	$125,252	$5,266	$2,255	$19,918	$4,075	$156,766
Equity in income (loss)	23,281	3,276	1,120	(399)	—	27,278
Equity in comprehensive loss	(141)	—	—	—	—	(141)
Cash distributions received	(23,696)	(3,520)	(206)	—	—	(27,422)
Other (2)	—	—	—	—	(1,196)	(1,196)
Balance at December 31, 2019	$124,696	$5,022	$3,169	$19,519	$2,879	$155,285
(1)	Other activity for DCDC for the year ended December 31, 2018 consisted of returns of capital originally contributed by the Company.
(2)	Consists primarily of mark-to-market adjustment on an investment in marketable securities.

Digital Cinema Implementation Partners LLC (“DCIP”)

On February 12, 2007, the Company, AMC and Regal (the “Exhibitors”) entered into a joint venture known as DCIP to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. On March 10, 2010, DCIP and its subsidiaries completed an initial financing transaction to enable the purchase, deployment and leasing of digital projection systems to the Exhibitors under equipment lease and installation agreements.  On March 31, 2011, DCIP obtained incremental financing necessary to complete the deployment of digital projection systems.  DCIP also entered into long-term Digital Cinema Deployment Agreements (“DCDAs”) with six major motion picture studios pursuant to which Kasima LLC, one of DCIP’s subsidiaries, receives a virtual print fee ("VPF") each time the studio books a film or certain other content on the leased digital projection systems. Other content distributors entered into similar DCDAs that provide for the payment of VPFs for bookings of the distributor's content on a leased digital projection system.  The DCDAs end on the earlier to occur of (i) the tenth anniversary of the "mean deployment date" for all digital projection systems scheduled to be deployed over a period of up to five years, or (ii) the date DCIP achieves "cost recoupment", each as defined in the DCDAs.  Cost recoupment occurs when revenues attributable to the digital projection systems exceed the financing, deployment, administration and other costs associated with the purchase of the digital projection systems.  DCIP expects cost recoupment to occur during late 2020.  Pursuant to the operating agreement between the Exhibitors and DCIP, DCIP began to distribute excess cash to the Exhibitors upon the payoff of its outstanding debt, which occurred during the year ended December 31, 2019.

As of December 31, 2019, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting.

Below is summary financial information for DCIP as of and for the years ended December 31, 2017, 2018 and 2019:

	Year ended December 31,
	2017	2018	2019
Revenues	$177,382	$172,534	$171,531
Operating income	$106,687	$102,236	$99,812
Net income	$93,103	$94,757	$95,820

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	As of
	December 31, 2018	December 31, 2019
Current assets	$57,907	$51,382
Noncurrent assets	$684,545	$581,547
Current liabilities	$67,408	$70,515
Noncurrent liabilities	$125,596	$190
Members' equity	$549,448	$562,224

As of December 31, 2019, the Company had 3,866 digital projection systems being leased under the master equipment lease agreement with Kasima LLC, which is an indirect subsidiary of DCIP and a related party to the Company.  See Note 3 for discussion of the weighted-average remaining lease term and discount rate of equipment operating leases, which includes digital projection systems leased from Kasima, LLC.

The Company had the following transactions with DCIP during the years ended December 31, 2017, 2018 and 2019:

	Year Ended December 31,
	2017	2018	2019
Equipment lease payments	$5,743	$4,862	$4,399
Warranty reimbursements from DCIP	$(8,511)	$(10,800)	$(11,800)
Management services fees	$823	$730	$596

AC JV, LLC

During December 2013, the Company, Regal, AMC (the “AC Founding Members”) and NCM entered into a series of agreements that resulted in the formation of AC JV, LLC (“AC”), a joint venture that owns “Fathom Events” (consisting of Fathom Events and Fathom Consumer Events) formerly operated by NCM.  The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators to provide additional programs to augment their feature film schedule. The Company paid event fees to AC of $13,950, $12,481 and $15,376 for the years ended December 31, 2017, 2018 and 2019, respectively, which are included in film rentals and advertising costs on the consolidated statements of income.  The Company accounts for its investment in AC under the equity method of accounting.

Digital Cinema Distribution Coalition

The Company is a party to a joint venture with certain exhibitors and distributors called Digital Cinema Distribution Coalition (“DCDC”).  DCDC operates a satellite distribution network that distributes all digital content to U.S. theatres via satellite. The Company has an approximate 14.6% ownership in DCDC. The Company paid approximately $848, $927 and $896 to DCDC during the years ended December 31, 2017, 2018 and 2019, respectively, related to content delivery services, which is included in film rentals and advertising costs on the consolidated statements of income.  The Company accounts for its investment in DCDC under the equity method of accounting.

FE Concepts, LLC

During April 2018, the Company, through its wholly-owned indirect subsidiary CNMK Texas Properties, LLC (“CNMK”), formed a joint venture, FE Concepts, LLC (“FE Concepts”) with AWSR Investments, LLC (“AWSR”), an entity owned by Lee Roy Mitchell and Tandy Mitchell.  In December of 2019, FE Concepts opened a family entertainment center that offers bowling, gaming, movies and other amenities.  The Company and AWSR each invested approximately $20,000 and each have a 50% voting interest in FE Concepts.  The Company accounts for its investment in FE Concepts under the equity method of accounting.  The Company has a theatre services agreement with FE Concepts under which it receives management fees for providing film booking and equipment monitoring services for the facility.  The Company recorded $64 of related management fees during the year ended December 31, 2019.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

9.	GOODWILL AND OTHER INTANGIBLE ASSETS — NET

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at December 31, 2017 (1)	$1,174,041	$110,038	$1,284,079
Acquisition of theatres (2)	—	7,204	7,204
Foreign currency translation adjustments	—	(14,959)	(14,959)
Balance at December 31, 2018 (1)	$1,174,041	$102,283	$1,276,324
Acquisition of theatres (3)	8,812	868	9,680
Foreign currency translation adjustments	—	(2,633)	(2,633)
Balance at December 31, 2019 (1)	$1,182,853	$100,518	$1,283,371

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.
(2)	Amount represents preliminary purchase price allocation for theatres acquired in Brazil.
(3)	Amounts represent acquisition of two theatres in the U.S. and final purchase price adjustment for theatres acquired in Brazil during the year ended December 31, 2018.

As of December 31, intangible assets-net, consisted of the following:

	Balance at January 1, 2018	Additions (1)	Amortization	Other (2)	Balance at December 31, 2018
Intangible assets with finite lives:
Gross carrying amount	$105,895	$1,203	$—	$(1,842)	$105,256
Accumulated amortization	(68,869)	—	(5,734)	-	(74,603)
Total net intangible assets with finite lives	$37,026	$1,203	$(5,734)	$(1,842)	$30,653
Intangible assets with indefinite lives:
Tradename and other	299,735	853	—	(331)	300,257
Total intangible assets — net	$336,761	$2,056	$(5,734)	$(2,173)	$330,910

	Balance at January 1, 2019	Additions (3)	Impact of ASC Topic 842 (4)	Amortization	Other (2)	Balance at December 31, 2019
Intangible assets with finite lives:
Gross carrying amount	$105,256	$(143)	$(4,427)	$—	$(6)	$100,680
Accumulated amortization	(74,603)	—	—	(4,994)	—	(79,597)
Total net intangible assets with finite lives	$30,653	$(143)	$—	$(4,994)	$(6)	$21,083
Intangible assets with indefinite lives:
Tradename and other	300,257	492	—	—	(63)	300,686
Total intangible assets — net	$330,910	$349	$—	$(4,994)	$(69)	$321,769

(1)	Activity represents preliminary fair values recorded as a result of the acquisition of theatres in Brazil.
(2)	Amount represents the write-off of fully amortized intangible assets related to non-compete agreements, the acquisition of tradeable liquor licenses, and foreign currency translation adjustments.
(3)

Amount represents intangible assets recorded as a result of two theatres acquired in the U.S. and final purchase price adjustment for theatres acquired in Brazil during the year ended December 31, 2018.

(4)	See Note 3 for further discussion of the impact of the adoption of ASC Topic 842.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Estimated aggregate future amortization expense for intangible assets is as follows:

For the year ended December 31, 2020	$5,036
For the year ended December 31, 2021	3,127
For the year ended December 31, 2022	2,974
For the year ended December 31, 2023	2,876
For the year ended December 31, 2024	2,876
Thereafter	4,194
Total	$21,083

10.	IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.  See Note 1 for discussion of the Company’s impairment policy.

The Company’s long-lived asset impairment losses are summarized in the following table:

	Year Ended
	December 31,
	2017	2018	2019
U.S. theatre properties	$5,227	$18,597	$36,005
U.S. theatre operating lease right-of-use assets	—	—	10,457
International theatre properties	9,857	13,775	8,821
International theatre operating lease right-of-use assets	—	—	1,718
Impairment of long-lived assets	$15,084	$32,372	$57,001

The long-lived asset impairment charges recorded during each of the periods presented were for certain new concept theatres being developed and tested by the Company and other theatres that were individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. As of December 31, 2019, the estimated aggregate remaining fair value of the long-lived assets impaired during the year ended December 31, 2019 was approximately $62,649.
11.	DEFERRED CHARGES AND OTHER ASSETS — NET

As of December 31, deferred charges and other assets — net consisted of the following:

	December 31,
	2018	2019
Long-term prepaid rents (1)	$15,943	$—
Construction and other deposits	8,183	6,981
Equipment to be placed in service	10,466	12,929
Other	6,463	19,204
Total	$41,055	$39,114
(1)	See Note 3 for discussion of impact of the adoption of ASC Topic 842.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

12.	LONG-TERM DEBT

As of December 31, long-term debt consisted of the following:

	December 31,
	2018	2019
Cinemark USA, Inc. term loan	$652,922	$646,327
Cinemark USA, Inc. 5.125% senior notes due 2022	400,000	400,000
Cinemark USA, Inc. 4.875% senior notes due 2023	755,000	755,000
Other	1,389	—
Total long-term debt	1,809,311	1,801,327
Less current portion	7,984	6,595
Less debt issuance costs, net of accumulated amortization of $30,289 and $35,599, respectively	28,700	23,390
Long-term debt, less current portion	$1,772,627	$1,771,342

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a $700,000 term loan and a $100,000 revolving credit line (the “Credit Agreement”).

Cinemark USA, Inc. made the following amendments to its Credit Agreement as follows during 2017 and 2018:

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

Subsequent to the March 29, 2018 amendment noted in the table above, interest on the term loan accrues at Cinemark USA, Inc.’s option at: (A) the base rate equal to the greater of (1) the US “Prime Rate” as quoted in The Wall Street Journal or if no such rate is quoted therein, in a Federal Reserve Board statistical release, (2) the federal funds effective rate plus 0.50%, and (3) a one-month Eurodollar-based rate plus 1.0%, plus, in each case, a margin of 0.75% per annum, or (B) a Eurodollar-based rate for a period of 1, 2, 3, 6, 9 or 12 months plus a margin of 1.75% per annum. Interest on the revolving credit line accrues, at our option, at: (A) a base rate equal to the greater of (1) the US “Prime Rate” as quoted in The Wall Street Journal or if no such rate is quoted therein, in a Federal Reserve Board statistical release, (2) the federal funds effective rate plus 0.50%, and (3) a one-month Eurodollar-based rate plus 1.0%, plus, in each case, a margin that ranges from 0.50% to 1.25% per annum, or (B) a Eurodollar-based rate for a period of 1, 2, 3, 6, 9 or 12 months plus a margin that ranges from 1.50% to 2.25% per annum. The margin of

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

the revolving credit line is determined by the consolidated net senior secured leverage ratio as defined in the Credit Agreement.

At December 31, 2019, there was $646,327 outstanding under the term loan and no borrowings outstanding under the revolving credit line.  Cinemark USA, Inc. had no borrowings under the revolving credit line during the years ended December 31, 2018 and 2019. After giving effect to a letter of credit outstanding as of December 31, 2019, Cinemark USA, Inc. had $98,870 in available borrowing capacity on the revolving credit line.  The average interest rate on outstanding term loan borrowings under the Credit Agreement at December 31, 2019 was approximately 4.2% per annum.

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

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on Cinemark USA, Inc.’s ability, and in certain instances, its subsidiaries’ and our ability, to consolidate or merge or liquidate, wind up or dissolve; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends or repurchase stock; and make capital expenditures and investments. If Cinemark USA, Inc. has borrowings outstanding on the revolving credit line, it is required to keep a consolidated net senior secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.0 to 1.  As of December 31, 2019, the Company’s actual ratio was 2.98 to 1.

The dividend restriction contained in the Credit Agreement prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Credit Agreement; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Credit Agreement, and (c) certain other defined amounts. As of December 31, 2019, Cinemark USA, Inc. could have distributed up to approximately $3,196,752 to its parent company and sole stockholder, Cinemark Holdings, Inc.

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

The indenture to the 4.875% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2019, Cinemark USA, Inc. could have distributed up to approximately $3,353,829 to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 4.875% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 4.875% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 4.875% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2019 was approximately 6.6 to 1.

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

The indenture to the 5.125% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2019, Cinemark USA, Inc. could have distributed up to approximately $3,347,932 to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 5.125% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 5.125% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 5.125% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2019 was approximately 6.6 to 1.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Cinemark USA, Inc. may redeem the 5.125% Senior Notes in whole or in part at redemption prices specified in the indenture.

Fair Value of Long Term Debt

The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35. The carrying value of the Company’s long term debt was $1,809,311 and $1,801,327 as of December 31, 2018 and 2019. The fair value of the Company’s long term debt was $1,774,066 and $1,826,503 as of December 31, 2018 and 2019, respectively.

Covenant Compliance and Debt Maturity

As of December 31, 2019, the Company believes it was in full financial compliance with all agreements, including related covenants, governing its outstanding debt.

The Company’s long-term debt, excluding unamortized debt issuance costs, at December 31, 2019 matures as follows:

2020	$6,595
2021	6,595
2022	406,595
2023	761,595
2024	6,595
Thereafter	613,352
Total	$1,801,327

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

Below is a summary of the Company’s interest rate swap agreements designated as cash flow hedges as of December 31, 2019:

					Estimated
					Fair Value at
Notional					December 31,
Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	2019 (1)
$175,000	December 31, 2018	2.751%	1-Month LIBOR	December 31, 2022	$6,213
$137,500	December 31, 2018	2.765%	1-Month LIBOR	December 31, 2022	$4,956
$137,500	December 31, 2018	2.746%	1-Month LIBOR	December 31, 2022	$4,826
				Total	$15,995
(1)	Approximately $5,253 is included in accrued other current liabilities and $10,742 is included in other long-term liabilities on the consolidated balance sheet as of December 31, 2019.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The total estimated fair value of the interest rate swaps of $15,995, net of deferred taxes of $3,935, is reflected in accumulated other comprehensive loss for the year ended December 31, 2019.

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

Level 2 – other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

Level 3 – unobservable and should be used to measure fair value to the extent that observable inputs are not available.

Below is a summary of liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of December 31, 2019:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities	$(15,995)	$—	$—	$(15,995)

Below is a reconciliation of the beginning and ending balance for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Liabilities (1)
2019
Beginning balance - January 1	$5,093
Total loss included in accumulated other comprehensive loss	13,039
Settlements included in interest expense	(2,137)
Ending balance - December 31	$15,995
(1)	Represents interest rate swap liabilities. See Note 12 for further discussion.

The Company also uses the market approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 1 and Note 10). Additionally, the Company uses the market approach to estimate the fair value of its long-term debt (see Note 12).  There were no changes in valuation techniques during the period. There were no transfers in or out of Level 1, Level 2 or Level 3 during the years ended December 31, 2017, 2018 and 2019.
14.	FOREIGN CURRENCY TRANSLATION

The accumulated other comprehensive loss account in stockholders’ equity of $319,007 and $340,112 at December 31, 2018 and 2019, respectively, includes the cumulative foreign currency losses of $315,300 and $328,053, respectively, from translating the financial statements of the Company’s international subsidiaries and the change in fair values of the Company’s interest rate swap agreements designated as hedges.

As of December 31, 2019, all foreign countries where the Company has operations, other than Argentina, are non-highly inflationary, and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.  The Company deemed Argentina to be highly inflationary beginning July 1, 2018.  A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

the reporting entity.  The financial statements of the Company’s Argentina subsidiaries has been remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective beginning July 1, 2018.

Below is a summary of the impact of translating the financial statements of all of the Company’s international subsidiaries as of and for the years ended December 31, 2017, 2018 and 2019.

				Other Comprehensive
				Income (Loss)
	Exchange Rate as of December 31,			For the Year Ended December 31,
Country	2017	2018	2019	2017	2018 (1)	2019 (1)
Brazil	3.31	3.88	4.02	$(4,567)	$(34,086)	$(8,140)
Argentina (1)	18.65	37.68	59.89	(8,200)	(14,357)	—
Colombia	2,936.67	3,249.75	3,277.14	246	(1,795)	(362)
Chile	615.97	694.74	736.86	5,672	(8,924)	(5,158)
Peru	3.24	3.39	3.37	2,752	(2,136)	257
All other				(869)	(955)	650
				$(4,966)	$(62,253)	$(12,753)
(1)

For Argentina, represents the cumulative comprehensive loss recorded through June 30, 2018.  The impact of translating Argentina financial results to U.S. dollars, subsequent to June 30, 2018, has been recorded in foreign currency exchange gain (loss) on the Company’s consolidated statements of income.  Losses of $1,463 and $3,707 were recorded for the years ended December 31, 2018 and 2019, respectively.

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

15.	NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in subsidiaries of the Company were as follows at December 31:

	December 31,
	2018	2019
Cinemark Partners II — 24.6% interest (in one theatre)	$8,152	$7,953
Laredo Theatres – 25% interest (in two theatres)	2,308	2,139
Greeley Ltd. — 49% interest (in one theatre)	1,411	1,908
Other	508	508
Total	$12,379	$12,508

There were no changes in the Company’s ownership interest in its subsidiaries during the years ended December 31, 2017, 2018 and 2019.
16.	CAPITAL STOCK

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

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company’s ability to pay dividends is effectively limited by its status as a holding company and the terms of its subsidiary’s indentures and senior secured credit facility, which also significantly restricts the ability of certain of the Company’s subsidiaries to pay dividends directly or indirectly to the Company. See Note 12 for discussion of restrictions contained within the debt agreements of the Company’s subsidiaries.

Treasury Stock — Treasury stock represents shares of common stock repurchased by the Company and not yet retired.  The Company has applied the cost method in recording its treasury shares.

Below is a summary of the Company’s treasury stock activity for the years ended December 31, 2017, 2018 and 2019.

	Number of Treasury Shares	Cost
Balance at January 1, 2017	4,447,002	$73,411
Restricted stock withholdings (1)	68,527	2,943
Restricted stock forfeitures (2)	10,341	—
Balance at December 31, 2017	4,525,870	$76,354
Restricted stock withholdings (1)	75,801	2,905
Restricted stock forfeitures (2)	24,520	—
Balance at December 31, 2018	4,626,191	$79,259
Restricted stock withholdings (1)	59,060	2,308
Restricted stock forfeitures (2)	26,608	—
Balance at December 31, 2019	4,711,859	$81,567

(1)

The Company withheld restricted shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting in restricted stock and restricted stock units.  The Company determined the number of shares to be withheld based upon market values that ranged from $29.17 to $44.44 per share.

(2)	The Company repurchased forfeited restricted shares at a cost of $0.001 per share in accordance with the 2017 Omnibus Plan.

As of December 31, 2019, the Company had no plans to retire any shares of its treasury stock.

Restricted Stock — Below is a summary of restricted stock activity for the years ended December 31, 2017, 2018 and 2019:

	Year Ended		Year Ended		Year Ended
	December 31, 2017		December 31, 2018		December 31, 2019
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1	606,618	$33.51	650,581	$35.81	704,353	$38.68
Granted	246,534	$41.70	328,734	$38.72	315,899	$37.34
Vested	(192,230)	$36.26	(250,442)	$31.27	(209,821)	$41.10
Forfeited	(10,341)	$33.48	(24,520)	$38.62	(26,608)	$37.69
Outstanding at December 31	650,581	$35.81	704,353	$38.68	783,823	$37.53

During the year ended December 31, 2019, the Company granted 315,899 shares of restricted stock to directors and employees of the Company. The fair value of the restricted stock granted was determined based on the market value of the Company’s common stock on the dates of grant, which ranged from $34.01 to $41.61 per share. The Company assumed forfeiture rates ranging from 0% to 10% for the restricted stock awards.  Restricted stock granted to directors vests over a one-year period.  Restricted stock granted to employees vests over periods ranging from one year to four years based on continued service. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of restricted stock award activity recorded for the periods indicated.

	Year Ended December 31,
	2017	2018	2019
Compensation expense recognized during the period	$8,384	$9,655	$10,185
Fair value of restricted shares that vested during the period	$8,172	$9,501	$8,024
Income tax deduction upon vesting of restricted stock awards	$2,667	$1,744	$1,516

As of December 31, 2019, the remaining unrecognized compensation expense related to these restricted stock awards was approximately $15,524. The weighted average period over which this remaining compensation expense will be recognized is approximately two years.

Restricted Stock Units — During the years ended December 31, 2017, 2018 and 2019, the Company granted restricted stock units representing 175,634, 228,194 and 306,651 hypothetical shares of common stock, respectively, to employees. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) for a two year measurement period, as defined in the award agreement, based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments (as defined in the restricted stock unit award agreement). The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity and vest on a prorata basis according to the IRR achieved by the Company during the performance period. As an example, if the Company achieves an IRR equal to 9.0% for the 2017 grant, the number of restricted stock units that shall vest will be greater than the target but less than the maximum number that would have vested had the Company achieved the highest IRR. All payouts of restricted stock units that vest will be subject to an additional service requirement and will be paid in the form of common stock if the participant continues to provide services through the fourth anniversary of the grant date.

At the time of each of the restricted stock unit grants, the Company assumes the IRR level to be reached for the defined measurement period will be the target IRR level in determining the amount of compensation expense to record for such grants. If and when additional information becomes available to indicate that something other than the target IRR level will be achieved, the Company adjusts compensation expense on a prospective basis over the remaining service period. The Company assumed forfeiture rates ranging from 0% to 5% for the restricted stock unit awards granted during 2017, 2018 and 2019. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards vest.

Below is a table summarizing the potential number of units that could vest under restricted stock unit awards granted during the years ended December 31, 2017, 2018 and 2019 at each of the three levels of financial performance (excluding forfeitures):

	Granted During the Year Ended December 31,
	2017		2018		2019
	Number of	Value at	Number of	Value at	Number of	Value at
	Units	Grant(1)	Units	Grant(1)	Units	Grant(1)
at threshold IRR	58,545	$2,481	76,065	$2,967	136,285	$5,011
at target IRR	117,089	$4,961	152,129	$5,938	204,427	$7,517
at maximum IRR	175,634	$7,442	228,194	$8,906	306,651	$11,276

(1)

The grant date fair value for units issued during the year ended December 31, 2017 was $42.37. The grant date fair values for the units issued during the year ended December 31, 2018  ranged from $37.55 to $39.03.  The grant date fair value for units issued during the year ended December 31, 2019 was $36.77 per share.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of activity for restricted stock unit awards for the periods indicated:

	Year Ended December 31,
	2017	2018	2019
Number of restricted stock unit awards that vested during the period	97,115	127,084	90,895
Fair value of restricted stock unit awards that vested during the period	$4,155	$4,846	$3,658
Accumulated dividends paid upon vesting of restricted stock unit awards	$558	$526	$386
Compensation expense recognized during the period	$4,297	$4,681	$4,430
Income tax benefit recognized upon vesting of restricted stock unit awards	$1,745	$708	$397

During the year ended December 31, 2019, the Company modified the performance target levels for the restricted stock unit awards granted during February 2017 and February 2018 for all participants other than certain executive officers.  The modification adjusted the threshold, target and maximum IRR levels from 7.0%, 9.5% and 13.0%, respectively, to 6.0%, 8.0% and 14.0%, respectively.  The Company accounted for the change in performance measures as modifications of each award, and recorded a reduction to compensation expense of $132 at the time of the modification.  Simultaneous with the modification of the restricted stock unit awards granted during February 2017, the Company determined that the final IRR reached for the respective measurement period was 9.3%, which resulted in a reduction in compensation expense of approximately $563.

The current financial performance factors and respective vesting rates for each of the 2017, 2018 and 2019 grants are as follows:

	Year Ended December 31,			Percentage of Shares Vesting
	2017	2018	2019
Threshold IRR	6.0%	6.0%	6.0%	33.3%
Target IRR	8.0%	8.0%	8.0%	66.6%
Maximum IRR	14.0%	14.0%	14.0%	100.0%

As of December 31, 2019, the Company had restricted stock units outstanding that represented a total 749,895 hypothetical shares of common stock, net of actual cumulative forfeitures of 6,195 units, assuming the maximum IRR is achieved for all of the outstanding restricted stock unit awards.

As of December 31, 2019, the remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $9,872, which reflects an IRR level of 7.2% that was achieved for the 2016 grant, an IRR level of 9.3% that was achieved for the 2017 grant and an IRR level of 8.0% that is estimated for the 2018 and 2019 grants. The weighted average period over which this remaining compensation expense will be recognized is approximately two years.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

17.	SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows:

	Year Ended December 31,
	2017	2018	2019
Cash paid for interest	$99,232	$98,411	$93,907
Cash paid for income taxes, net of refunds received	$95,043	$64,199	$88,670
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$9,349	$(5,728)	$22,013
Theatre properties acquired under finance leases	$46,727	$18,851	$21,535
Investment in NCM – receipt of common units (see Note 7)	$18,363	$5,012	$1,552
Interest expense - NCM (see Notes 4 and 7)	$—	$(19,724)	$(28,624)
Dividends accrued on unvested restricted stock unit awards	$(558)	$(624)	$(670)

(1)	Additions to theatre properties and equipment included in accounts payable as of December 31, 2018 and 2019 were $37,004 and $14,991, respectively.
18.	INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act made changes to the U.S. tax code, which included (1) reduced U.S. corporate tax rate from 35 percent to 21 percent, (2) generally eliminated U.S. federal income taxes on dividends from foreign subsidiaries, (3) a one-time transition tax on certain undistributed earnings of foreign subsidiaries, and (4) created new taxes on certain foreign-sourced earnings.

As of December 31, 2018, the amounts recorded for the Tax Act were final for the 2017 transition tax, the remeasurement of deferred taxes and the Company’s reassessment of valuation allowances.

The Company’s provision for federal and foreign income tax expense for continuing operations consisted of the following:

	Year Ended December 31,
	2017	2018	2019
Income before income taxes:
U.S.	$280,535	$289,727	$235,571
Foreign	64,842	21,007	38,189
Total	$345,377	$310,734	$273,760

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Current and deferred income taxes were as follows:

	Year Ended December 31,
	2017	2018	2019
Current:
Federal	$54,435	$46,826	$45,247
Foreign	29,306	11,822	24,022
State	10,632	13,594	12,486
Total current expense	$94,373	$72,242	$81,755
Deferred:
Federal	$(14,046)	$27,055	$(298)
Foreign	(4,270)	(6,166)	5
State	3,301	2,298	(1,550)
Total deferred taxes	$(15,015)	$23,187	$(1,843)
Income taxes	$79,358	$95,429	$79,912

A reconciliation between income tax expense and taxes computed by applying the applicable statutory federal income tax rate to income before income taxes follows:

	Year Ended December 31,
	2017	2018	2019
Computed statutory tax expense	$120,882	$65,254	$57,490
State and local income taxes, net of federal income tax impact	12,786	12,611	8,479
Changes in valuation allowance	44	131	2,532
Foreign tax rate differential	(245)	2,235	4,646
Foreign dividends	13,662	—	—
Foreign tax credits	(21,647)	3,927	4,143
Impacts related to 2017 Tax Act (1)(2)	(44,889)	19,180	—
Changes in uncertain tax positions	983	(6,139)	197
Other — net	(2,218)	(1,770)	2,425
Income taxes	$79,358	$95,429	$79,912

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

As of December 31, 2019, the Company had approximately $432,994 of accumulated undistributed earnings and profits, approximately $370,389 of which was subject to the one-time transition tax pursuant to the Tax Act. Any additional tax due on the repatriation of previously taxed earnings would generally be foreign withholding and U.S. state income taxes. The Company does not intend to repatriate these offshore earnings and profits, and therefore has not recorded any deferred taxes on such earnings. The Company considers any excess of the amount for financial reporting over the tax basis of its investment in its foreign subsidiaries to be indefinitely reinvested. At this time, the determination of deferred tax liabilities on this amount is not practicable.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Deferred Income Taxes

The tax effects of significant temporary differences and tax loss and tax credit carryforwards comprising the net long-term deferred income tax liabilities as of December 31, 2018 and 2019 consisted of the following:

	December 31,
	2018	2019
Deferred liabilities:
Theatre properties and equipment	$158,797	$138,382
Operating lease right-of-use assets	—	322,750
Intangible asset — other	33,561	39,282
Intangible asset — tradenames	73,261	72,821
Investment in partnerships	63,217	62,914
Total deferred liabilities	328,836	636,149
Deferred assets:
Deferred lease expenses	13,464	—
Deferred revenue - NCM	86,035	85,362
Deferred revenue - Other	4,153	9,953
Gift Cards	6,173	7,402
Operating lease obligations	—	336,034
Finance lease obligations	63,895	34,956
Tax impact of items in accumulated other comprehensive income	2,237	5,131
Other tax loss carryforwards	15,608	17,053
Other tax credit carryforwards	42,989	46,577
Other expenses, not currently deductible for tax purposes	17,755	21,573
Total deferred assets	252,309	564,041
Net deferred income tax liability before valuation allowance	76,527	72,108
Valuation allowance against deferred assets – non-current	54,725	60,359
Net deferred income tax liability	$131,252	$132,467
Net deferred tax (asset) liability — Foreign	$(5,449)	$(4,539)
Net deferred tax liability — U.S.	136,701	137,006
Total	$131,252	$132,467

A significant portion of our foreign tax credit carryforwards expire in 2024.  Some foreign net operating losses expired in 2019; however, some losses may be carried forward indefinitely. State net operating losses may be carried forward for periods of between five and twenty years with the last expiring year being 2037.

The Company’s valuation allowance changed from $54,725 at December 31, 2018 to $60,359 at December 31, 2019 (see Note 22). The change was a result of an increase for foreign tax credit carryovers and certain foreign net operating losses, partially offset by a decrease for state net operating losses.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Uncertain Tax Positions

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties, for the years ended December 31, 2017, 2018 and 2019:

	Year Ended December 31,
	2017	2018	2019
Balance at January 1,	$17,403	$18,266	$10,561
Gross increases - tax positions in prior periods	92	—	1
Gross decreases - tax positions in prior periods	(12)	(143)	—
Gross increases - current period tax positions	265	424	202
Settlements	(177)	(7,191)	(522)
Foreign currency translation adjustments	695	(795)	(7)
Balance at December 31,	$18,266	$10,561	$10,235

The Company had $13,953 and $14,294 of unrecognized tax benefits, including interest and penalties, as of December 31, 2018 and 2019, respectively. Of these amounts, $13,953 and $14,294  represent the amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate for the years ended December 31, 2018 and 2019, respectively. The Company had $3,390 and $4,058 accrued for interest and penalties as of December 31, 2018 and 2019, respectively.  The Company believes that it is reasonably possible that certain tax positions related to its unrecognized tax benefits will be effectively settled within the next twelve months.  The Company estimates a potential decrease of $9,494 to its unrecognized tax benefits and a corresponding decrease in accrued interest of $3,952.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in certain state and foreign jurisdictions and are routinely under audit by many different tax authorities. The Company believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. The Company is no longer subject to income tax audits from the Internal Revenue Service for years before 2017. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2015. The Company is no longer subject to non-U.S. income tax examinations by tax authorities in its major non-U.S. tax jurisdictions for years before 2006.

The Company is currently under audit in the non-U.S. tax jurisdiction of Brazil.

19.	COMMITMENTS AND CONTINGENCIES

Employment Agreements — As of December 31, 2019, the Company had employment agreements with Lee Roy Mitchell, Mark Zoradi, Sean Gamble, Valmir Fernandes and Michael Cavalier. The employment agreements for Messrs. Mitchell, Gamble, Fernandes and Cavalier are subject to automatic extensions for a one year period, unless the employment agreements are terminated. The employment agreement for Mr. Zoradi will expire on December 31, 2020 unless extended by the Company and Mr. Zoradi.  The base salaries stipulated in the employment agreements are subject to review at least annually during the term of the agreements for increase (but not decrease) by the Company’s Compensation Committee. Management personnel subject to these employment agreements are eligible to receive annual cash incentive bonuses upon the Company meeting certain performance targets established by the Compensation Committee within the first 90 days of the fiscal year.

Retirement Savings Plan — The Company has a 401(k) retirement savings plan (“401(k) Plan”) for the benefit of all eligible employees and makes matching contributions as determined annually in accordance with the 401(k) Plan. Employer matching contribution payments of $5,076 and $6,052 were made during 2018 and 2019, respectively. A liability of approximately $1,539 was recorded at December 31, 2019 for employer contribution payments to be made in 2020 for the remaining amounts owed for plan year 2019.

Legal Proceedings

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Intertrust Technologies Corporation (“Intertrust”) v. Cinemark Holdings, Inc., Regal, AMC, et al.  This case was filed against the Company on August 7, 2019 in the Eastern District of Texas – Marshall Division alleging patent infringement. The Company firmly maintains that the contentions of the Plaintiff are without merit and will vigorously defend itself against the lawsuit. Although the Company does not believe that it has infringed on any of Intertrust’s patents, it cannot predict the outcome of this litigation.

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

Below is a breakdown of select financial information by reportable operating segment:

	Year Ended December 31,
	2017	2018	2019
Revenues
U.S.	$2,236,237	$2,551,719	$2,594,246
International	769,436	682,778	702,196
Eliminations	(14,126)	(12,762)	(13,343)
Total revenues	$2,991,547	$3,221,735	$3,283,099
Adjusted EBITDA (1)
U.S.	$558,182	$648,576	$615,161
International	165,576	132,941	129,884
Total Adjusted EBITDA	$723,758	$781,517	$745,045
Capital expenditures
U.S.	$321,040	$270,870	$230,561
International	59,822	75,203	73,066
Total capital expenditures	$380,862	$346,073	$303,627

(1)	Distributions from equity investees are reported entirely within the U.S. operating segment.

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Year Ended December 31,
	2017	2018	2019
Net income	$266,019	$215,305	$193,848
Add (deduct):
Income taxes	79,358	95,429	79,912
Interest expense (1)(2)	105,918	109,994	99,941
Loss on debt amendments and refinancing	521	1,484	—
Other income (3)	(43,127)	(18,472)	(22,441)
Distributions from DCIP (4)	5,864	5,799	23,696
Other cash distributions from equity investees (5)	20,109	24,344	29,670
Depreciation and amortization (2)	237,513	261,162	261,155
Impairment of long-lived assets	15,084	32,372	57,001
Loss on disposal of assets and other	22,812	38,702	12,008
Non-cash rent expense (6)	—	—	(4,360)
Deferred lease expenses (2)	(1,268)	(1,320)	—
Amortization of long-term prepaid rents (2)	2,274	2,382	—
Share based awards compensation expense	12,681	14,336	14,615
Adjusted EBITDA (2)	$723,758	$781,517	$745,045

(1)	Includes amortization of debt issue costs.
(2)

Amounts for the year ended December 31, 2019 were impacted by the adoption of ASC Topic 842 and the resulting change in the classification of certain of the Company’s leases.  See Note 3 for further discussion.

(3)	Includes interest income, foreign currency exchange gain (loss), interest expense – NCM and equity in income of affiliates and excludes distributions from NCM.
(4)

See discussion of cash distributions from DCIP, which were recorded as a reduction of the Company’s investment in DCIP, at Note 8.  These distributions are reported entirely within the U.S. operating segment.

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

Financial Information About Geographic Area

Below is a breakdown of select financial information by geographic area:

	Year Ended December 31,
	2017	2018	2019
Revenues
U.S.	$2,236,237	$2,551,719	$2,594,246
Brazil	341,485	283,009	302,074
Other international countries	427,951	399,769	400,122
Eliminations	(14,126)	(12,762)	(13,343)
Total	$2,991,547	$3,221,735	$3,283,099

	December 31, 2018	December 31, 2019
Theatre Properties and Equipment-net
U.S.	$1,479,603	$1,436,275
Brazil	140,570	118,367
Other international countries	212,960	180,605
Total	$1,833,133	$1,735,247

21.	RELATED PARTY TRANSACTIONS

The Company manages theatres for Laredo Theatres, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is the Company’s Chairman of the Board and directly and indirectly owns approximately 8% of the Company’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $586, $654 and $694 of management fee revenues during the years ended December 31, 2017, 2018 and 2019, respectively. All such amounts are included in the Company’s consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC to use, on occasion, a private aircraft owned by Copper Beech Capital, LLC. Copper Beech Capital, LLC is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech Capital, LLC the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip.  For the years ended December 31, 2017, 2018 and 2019, the aggregate amounts paid to Copper Beech Capital, LLC for the use of the aircraft was approximately $131, $68 and $114, respectively.

The Company holds events for its employees and their families at Pinstack, an entertainment facility, at various times throughout the year.  Pinstack is majority-owned by Mr. Mitchell and his wife, Tandy Mitchell.  In connection with these events, the Company paid Pinstack approximately $36 and $5 during the years ended December 31, 2017 and 2018, respectively.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company currently leases 14 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of the Company’s directors and is an officer of the general partner of Syufy. Of these 15 leases, 14 have fixed minimum annual rent. The one lease without minimum annual rent has rent based upon a specified percentage of gross sales as defined in the lease. For the years ended December 31, 2017, 2018 and 2019, the Company paid total rent of approximately $22,483, $23,447 and $25,678, respectively, to Syufy.  During 2019, the Company began providing digital equipment support to drive-in theatres owned by Syufy.  The Company recorded approximately $30 of management fees related to these services during the year ended December 31, 2019.

The Company has a 50% voting interest in FE Concepts, a joint venture with AWSR, an entity owned by Lee Roy Mitchell and Tandy Mitchell.  FE Concepts operates a family entertainment center that offers bowling, gaming, movies and other amenities.  See Note 8 for further discussion.  The Company has a theatre services agreement with FE Concepts under which the Company receives management fees for providing film booking and equipment monitoring services for the facility.  The Company recorded $64 of management fees during the year ended December 31, 2019.  The Company held its 2019 holiday party at the facility owned by FE Concepts for which the Company paid FE Concepts $78 in event fees.

22.	VALUATION AND QUALIFYING ACCOUNTS

The Company’s valuation allowance for deferred tax assets for the years ended December 31, 2017, 2018 and 2019 were as follows:

Valuation Allowance for Deferred Taxes
Balance at January 1, 2017	$14,524
Additions	21,347
Deductions	(625)
Balance at December 31, 2017	$35,246
Additions	22,005
Deductions	(2,526)
Balance at December 31, 2018	$54,725
Additions	7,611
Deductions	(1,977)
Balance at December 31, 2019	$60,359

23.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$779,971	$889,053	$754,235	$798,476	$3,221,735
Operating income	$102,242	$126,668	$82,738	$76,703	$388,351
Net income	$62,177	$82,464	$50,621	$20,043	$215,305
Net income attributable to Cinemark Holdings, Inc.	$62,021	$82,135	$50,228	$19,443	$213,827
Net income per share attributable to Cinemark Holdings, Inc.’s common stockholders:
Basic	$0.53	$0.70	$0.43	$0.17	$1.83
Diluted	$0.53	$0.70	$0.43	$0.17	$1.83

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	2019 (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$714,723	$957,756	$821,817	$788,803	$3,283,099
Operating income	$57,368	$156,052	$58,531	$66,436	$338,387
Net income	$33,193	$101,861	$31,955	$26,839	$193,848
Net income attributable to Cinemark Holdings, Inc.	$32,728	$100,971	$31,353	$26,334	$191,386
Net income per share attributable to Cinemark Holdings, Inc.’s common stockholders:
Basic	$0.28	$0.86	$0.27	$0.22	$1.63
Diluted	$0.28	$0.86	$0.27	$0.22	$1.63

(1) See Note 3 for discussion of the impact of ASC 842 that was effective January 1, 2019.
24.	SUBSEQUENT EVENTS

On February 21, 2020, the Company’s board of directors approved a cash dividend for the fourth quarter of 2019 of $0.36 per share of common stock payable to stockholders of record on March 6, 2020. The dividend will be paid on March 20, 2020.

*****

SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CINEMARK HOLDINGS, INC.

PARENT COMPANY BALANCE SHEETS

(In thousands, except share data)

	December 31,	December 31,
	2018	2019
Assets
Cash and cash equivalents	$6	$97
Prepaid assets and other	11	—
Investment in subsidiaries	1,417,256	1,461,701
Total assets	$1,417,273	$1,461,798
Liabilities and equity
Liabilities
Accrued other current liabilities, including accounts payable to subsidiaries	$20,165	$24,948
Other long-term liabilities	917	1,036
Total liabilities	21,082	25,984

Commitments and contingencies (see Note 6)

Equity
Common stock, $0.001 par value: 300,000,000 shares authorized, 121,456,721 shares issued and 116,830,530 shares outstanding at December 31, 2018 and 121,863,515 shares issued and 117,151,656 shares outstanding at December 31, 2019	121	122
Additional paid-in-capital	1,155,424	1,170,039
Treasury stock, 4,626,191 and 4,711,859 shares, at cost, at December 31, 2018 and December 31, 2019, respectively	(79,259)	(81,567)
Retained earnings	638,912	687,332
Accumulated other comprehensive loss	(319,007)	(340,112)
Total equity	1,396,191	1,435,814
Total liabilities and equity	$1,417,273	$1,461,798

The accompanying notes are an integral part of the condensed financial information of the registrant.

CINEMARK HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2017, 2018 and 2019

(in thousands)

	2017	2018	2019
Revenues	$—	$—	$—
Cost of operations	2,367	2,535	2,556
Operating loss	(2,367)	(2,535)	(2,556)
Other income	6	22	20
Loss before income taxes and equity in income of subsidiaries	(2,361)	(2,513)	(2,536)
Income taxes	897	605	609
Equity in income of subsidiaries, net of taxes	265,644	215,735	193,313
Net income	$264,180	$213,827	$191,386

The accompanying notes are an integral part of the condensed financial information of the registrant.

CINEMARK HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2017, 2018 and 2019

(In thousands)

	2017	2018	2019
Net income	$264,180	$213,827	$191,386
Other comprehensive income (loss), net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes of $0, $1,243 and $2,692, net of settlements	-	(3,851)	(8,210)
Other comprehensive income (loss) in equity method investments	248	(139)	(142)
Foreign currency translation adjustments	(4,966)	(62,253)	(12,753)
Total other comprehensive loss, net of tax	(4,718)	(66,243)	(21,105)
Comprehensive income attributable to Cinemark Holdings, Inc.	$259,462	$147,584	$170,281

The accompanying notes are an integral part of the condensed financial information of the registrant.

CINEMARK HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2017, 2018 and 2019

(in thousands)

	2017	2018	2019
Operating Activities
Net income	$264,180	$213,827	$191,386
Adjustments to reconcile net income to cash provided by operating activities:
Share based awards compensation expense	857	920	920
Equity in income of subsidiaries	(265,644)	(215,735)	(193,313)
Changes in other assets and liabilities	4,164	4,509	4,237
Net cash provided by operating activities	3,557	3,521	3,230
Investing Activities
Dividends received from subsidiaries	134,500	148,750	158,450
Net cash provided by investing activities	134,500	148,750	158,450
Financing Activities
Dividends paid to stockholders	(135,079)	(149,492)	(159,281)
Payroll taxes paid as a result of noncash stock option exercises	(2,943)	(2,905)	(2,308)
Net cash used for financing activities	(138,022)	(152,397)	(161,589)
Increase (decrease) in cash and cash equivalents	35	(126)	91
Cash and cash equivalents:
Beginning of period	97	132	6
End of period	$132	$6	$97

The accompanying notes are an integral part of the condensed financial information of the registrant.

CINEMARK HOLDINGS, INC.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

In thousands, except share and per share data

1.	BASIS OF PRESENTATION

Cinemark Holdings, Inc. conducts substantially all of its operations through its subsidiaries. These statements should be read in conjunction with the Company’s consolidated financial statements and notes included elsewhere in this annual report on Form 10-K. There are significant restrictions over Cinemark Holdings, Inc.’s ability to obtain funds from its subsidiaries through dividends, loans or advances as contained in Cinemark USA, Inc.’s senior secured credit facility and the indentures to each of the 4.875% Senior Notes and the 5.125% Senior Notes (collectively referred to herein as the “Notes”). These condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of Cinemark Holdings, Inc.’s subsidiaries under each of the debt agreements previously noted exceeds 25 percent of the consolidated net assets of Cinemark Holdings, Inc. As of December 31, 2019, the restricted net assets totaled approximately $1,128,614 and $1,114,284 under the senior secured credit facility and the Notes, respectively. See Note 12 to the Company’s consolidated financial statements included elsewhere in this annual report on Form 10-K.
2.	DIVIDEND PAYMENTS

Below is a summary of dividends declared for the fiscal periods indicated.

			Amount per Share of	Total
Declaration Date	Record Date	Payable Date	Common Stock	Dividends (1)
2/23/2017	3/8/2017	3/20/2017	$0.29	$33,912
5/25/2017	6/8/2017	6/22/2017	0.29	33,904
8/10/2017	8/31/2017	9/13/2017	0.29	33,911
11/17/2017	12/1/2017	12/15/2017	0.29	33,910
		Total	$1.16	$135,637
2/23/2018	3/8/2018	3/22/2018	$0.32	$37,471
5/25/2018	6/8/2018	6/22/2018	0.32	37,523
8/23/2018	9/4/2018	9/18/2018	0.32	37,530
11/15/2018	12/4/2018	12/18/2018	0.32	37,592
		Total	$1.28	$150,116
2/23/2019	3/8/2019	3/22/2019	$0.34	$39,905
5/24/2019	6/10/2019	6/24/2019	$0.34	40,012
8/16/2019	9/4/2019	9/18/2019	$0.34	40,020
11/22/2019	12/4/2019	12/18/2019	$0.34	40,014
		Total	$1.36	$159,951
(1)	Of the dividends recorded during 2017, 2018 and 2019, $558, $624 and $670, respectively, were related to outstanding restricted stock units and will not be paid until such units vest.
3.	DIVIDENDS RECEIVED FROM SUBSIDIARIES

During the years December 31, 2017, 2018 and 2019, Cinemark Holdings, Inc. received cash dividends of $134,500, $148,750 and $158,450, respectively, from its subsidiary, Cinemark USA, Inc.
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