Form 10-Q
period 2020-03-31
Cinemark Holdings, Inc.
filed 2020-06-03
CIK 1385280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 15, 2020, 117,589,645 shares of common stock were issued and outstanding.

EXPLANATORY NOTE

Cinemark Holdings, Inc. (the “Company”, “we,” or “us”), is filing this Form 10-Q for the period ended March 31, 2020 after the May 11, 2020 deadline in reliance on the 45-day extension provided by the Securities and Exchange Commission (the “SEC”) Order Under Section 36 of the Securities Exchange Act of 1934 (the “Exchange Act”) Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies (Release No. 34-88465), dated March 25, 2020 (the “Order”).  The COVID-19 pandemic has had an unprecedented impact on our business and operations including the furlough of 50% of our headquarter employees, reduction in work hours of the remaining employees due to a 50% pay reduction and temporary closure of our corporate headquarters due to our work from home policy issued for the safety of our employees and their families, following protective actions taken by state and local governments.  Due to these operational challenges, we could not file this Form 10-Q within the time period specified under the Exchange Act.

Pursuant to the requirements of the Order, we filed a Form 8-K with the SEC on May 8, 2020 indicating our intention to rely upon the Order with respect to the filing of this Form 10-Q which is being filed within the 45-day extension period provided by the Order.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

Cautionary Statement Regarding Forward-Looking Statements

Certain matters within this Quarterly Report on Form 10Q include “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The “forward-looking statements” may include our current expectations, assumptions, estimates and projections about our business and our industry. They may include statements relating to future revenues, expenses and profitability, the future development and expected growth of our business, projected capital expenditures, attendance at movies generally or in any of the markets in which we operate, the number or diversity of popular movies released and our ability to successfully license and exhibit popular films, national and international growth in our industry, competition from other exhibitors and alternative forms of entertainment and determinations in lawsuits in which we are defendants.  Forward-looking statements can be identified by the use of words such as “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict, including, among others, the impacts of COVID-19.  Such risks and uncertainties could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  For a description of the risk factors, please review the “Risk Factors” section or other sections in the Company’s Annual Report on Form 10-K filed February 21, 2020, as updated by the information related to COVID-19 that was included in a Form 8-K that was filed on April 13, 2020, including the documents incorporated by reference therein. All forward-looking statements are expressly qualified in their entirety by such risk factors. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$479,399	$488,313
Inventories	17,972	21,686
Accounts receivable	51,641	83,722
Current income tax receivable	25,294	4,082
Prepaid expenses and other	13,361	37,187
Total current assets	587,667	634,990

Theatre properties and equipment	3,270,551	3,348,237
Less: accumulated depreciation and amortization	1,612,226	1,612,990
Theatre properties and equipment, net	1,658,325	1,735,247

Operating lease right-of-use assets, net	1,338,069	1,383,080

Other assets
Goodwill	1,268,559	1,283,371
Intangible assets, net	318,657	321,769
Investment in NCM	265,371	265,792
Investments in and advances to affiliates	151,232	155,285
Long-term deferred tax asset	8,851	9,369
Deferred charges and other assets, net	36,162	39,114
Total other assets	2,048,832	2,074,700
Total assets	$5,632,893	$5,828,017

Liabilities and equity
Current liabilities
Current portion of long-term debt	$6,595	$6,595
Current portion of operating lease obligations	213,941	217,406
Current portion of finance lease obligations	15,693	15,432
Current income tax payable	3,969	5,195
Current liability for uncertain tax positions	13,446	13,446
Accounts payable and accrued expenses	346,783	450,726
Total current liabilities	600,427	708,800
Long-term liabilities
Long-term debt, less current portion	1,869,821	1,771,342
Operating lease obligations, less current portion	1,186,416	1,223,462
Finance lease obligations, less current portion	136,967	141,017
Long-term deferred tax liability	157,918	141,836
Long-term liability for uncertain tax positions	939	848
NCM screen advertising advances	350,104	348,354
Other long-term liabilities	64,736	44,036
Total long-term liabilities	3,766,901	3,670,895
Commitments and contingencies (see Note 19)
Equity
Cinemark Holdings, Inc.'s stockholders' equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 122,328,781 shares issued and 117,518,721 shares outstanding at March 31, 2020 and 121,863,515 shares issued and 117,151,656 shares outstanding at December 31, 2019	122	122
Additional paid-in-capital	1,174,150	1,170,039
Treasury stock, 4,810,060 and 4,711,859 shares, at cost, at March 31, 2020 and December 31, 2019, respectively	(84,258)	(81,567)
Retained earnings	585,174	687,332
Accumulated other comprehensive loss	(421,908)	(340,112)
Total Cinemark Holdings, Inc.'s stockholders' equity	1,253,280	1,435,814
Noncontrolling interests	12,285	12,508
Total equity	1,265,565	1,448,322
Total liabilities and equity	$5,632,893	$5,828,017

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues
Admissions	$292,462	$395,540
Concession	190,356	251,324
Other	60,798	67,859
Total revenues	543,616	714,723

Cost of operations
Film rentals and advertising	156,617	210,077
Concession supplies	34,812	43,071
Salaries and wages	87,544	96,136
Facility lease expense	82,241	85,613
Utilities and other	100,523	110,637
General and administrative expenses	41,018	37,976
Depreciation and amortization	65,256	64,462
Impairment of long-lived assets	16,619	5,584
Loss on disposal of assets and other	1,905	3,799
Total cost of operations	586,535	657,355

Operating income (loss)	(42,919)	57,368

Other income (expense)
Interest expense	(24,666)	(25,141)
Interest income	2,084	2,691
Foreign currency exchange gain (loss)	(4,848)	22
Distributions from NCM	5,224	4,548
Interest expense - NCM	(5,891)	(4,782)
Equity in income of affiliates	8,486	10,404
Total other expense	(19,611)	(12,258)

Income (loss) before income taxes	(62,530)	45,110
Income taxes	(3,108)	11,917
Net income (loss)	$(59,422)	$33,193
Less: Net income attributable to noncontrolling interests	169	465
Net income (loss) attributable to Cinemark Holdings, Inc.	$(59,591)	$32,728

Basic	116,496	116,179
Diluted	116,496	116,418

Earnings (loss) per share attributable to Cinemark Holdings, Inc.'s common stockholders
Basic	$(0.51)	$0.28
Diluted	$(0.51)	$0.28

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(59,422)	$33,193
Other comprehensive income (loss), net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes of $2,230 and $1,069, net of settlements	(24,171)	(3,311)
Other comprehensive loss in equity method investments	—	(71)
Foreign currency translation adjustments	(57,625)	755
Total other comprehensive loss, net of tax	(81,796)	(2,627)
Total comprehensive income (loss), net of tax	(141,218)	30,566
Comprehensive income attributable to noncontrolling interests	(169)	(465)
Comprehensive income (loss) attributable to Cinemark Holdings, Inc.	$(141,387)	$30,101

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net income (loss)	$(59,422)	$33,193
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation	64,005	63,247
Amortization of intangible and other assets	1,251	1,215
Amortization of debt issue costs	1,328	1,328
Amortization of NCM screen advertising advances and other deferred revenues	(7,852)	(4,021)
Interest accrued on NCM screen advertising advances	5,891	—
Impairment of long-lived assets	16,619	5,584
Share based awards compensation expense	4,111	2,970
Loss on disposal of assets and other	1,905	3,799
Non-cash rent expense	(591)	(819)
Equity in income of affiliates	(8,486)	(10,404)
Deferred income tax expenses	15,364	(10,964)
Distributions from equity investees	16,606	14,342
Changes in assets and liabilities and other	(66,290)	4,814
Net cash provided by (used for) operating activities	(15,561)	104,284

Investing activities
Additions to theatre properties and equipment	(34,143)	(57,569)
Proceeds from sale of theatre properties and equipment and other	55	57
Investment in joint ventures and other, net	(50)	—
Net cash used for investing activities	(34,138)	(57,512)

Financing activities
Dividends paid to stockholders	(42,311)	(39,797)
Payroll taxes paid as a result of stock withholdings	(2,691)	(1,947)
Proceeds from revolving line of credit	98,800	—
Repayments of long-term debt	(1,649)	(1,649)
Payments on finance leases	(3,789)	(3,517)
Other	(392)	(1,000)
Net cash provided by (used for) financing activities	47,968	(47,910)

Effect of exchange rate changes on cash and cash equivalents	(7,183)	110

Decrease in cash and cash equivalents	(8,914)	(1,028)

Cash and cash equivalents:
Beginning of period	488,313	426,222
End of period	$479,399	$425,194

Supplemental information (see Note 16)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

1.	The Company and Basis of Presentation

The Company and its subsidiaries operate in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay.

The accompanying condensed consolidated balance sheet as of December 31, 2019, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. Majority-owned subsidiaries that the Company has control of are consolidated while those affiliates of which the Company owns between 20% and 50% and does not control are accounted for under the equity method. Those affiliates of which the Company owns less than 20% are generally accounted for under the cost method, unless the Company is deemed to have the ability to exercise significant influence over the affiliate, in which case the Company would account for its investment under the equity method. The results of these subsidiaries and affiliates are included in the condensed consolidated financial statements effective with their formation or from their dates of acquisition. Intercompany balances and transactions are eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2019, included in the Annual Report on Form 10-K filed February 21, 2020 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results to be achieved for the full year.
2.	Impact of COVID-19

The recent outbreak of the COVID-19 pandemic has had an unprecedented impact on the world and the movie exhibition industry. The situation continues to be volatile and the social and economic effects are widespread. As a movie exhibitor that operates spaces where patrons gather in close proximity, the Company’s business has been significantly impacted by protective actions that federal, state and local governments have taken to control the spread of the pandemic. These actions include, among other things, encouragement of social distancing, restrictions on freedom of movement, business closures, quarantines, and shelter-in-place and stay-at-home orders. As a result of these measures, the Company temporarily closed all of its theatres in the U.S. and Latin America effective March 18, 2020.

The Company believes it has sufficient cash to sustain its operations for the remainder of the year, even if its theatres remained closed for the remainder of the year.  Nonetheless, the COVID-19 pandemic has had and may continue to have adverse effects on the Company’s business, results of operations, cash flows and financial condition.  In light of the COVID-19 pandemic, the Company has been working to preserve cash and ensure sufficient liquidity to endure the impacts of the global crisis, even if prolonged.   Some of the recent actions taken by the Company include the following:

•

directors of the Company and its chief executive officer have elected to take no salary, and many of its executives have voluntarily reduced their salaries by 80% while the Company’s theatres remain closed;

•

halted all non-essential operating and capital expenditures, such as marketing promotions and initiatives, travel and entertainment, system enhancements and related consulting projects, recliner conversions, XD expansions and certain other theatre enhancements, which will significantly reduce utilities and other costs, general and administrative expenses and capital expenditures on a temporary basis;

•	suspended the quarterly dividend;
•	implemented a formal daily review and approval process by the Company’s chief financial officer for all outgoing procurement and payment requests;
•

laid off over 17,500 domestic hourly theatre employees, furloughed 50% of headquarter employees at 20% of salary (with full benefits) and reduced salaries of remaining employees by 50% and pursued similar actions in international markets to the extent permitted by local laws; which will significantly reduce salaries and wages expenses and general administrative expenses while theatres are closed; and

•	started working actively with landlords and major suppliers to modify the timing of certain contractual payments.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company continues to evaluate the impact of certain tax-related benefits available under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “Cares Act”) signed into U.S. federal law on March 27, 2020. The Cares Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss (“NOL”) utilization and carryback periods, modifications to the net interest deduction limitations and a technical correction to the 2017 Tax Cuts and Jobs Act, which makes certain qualified improvement property eligible for bonus depreciation.  Based upon a review of the Cares Act, the Company expects to:

•	receive an approximately $20,000 cash tax refund in 2020 related to qualified improvement property expenditures from 2018 and 2019;
•	benefit from the ability to defer social security payroll tax matches that would otherwise be required in 2020;
•

receive a payroll tax credit in 2020 for expenses related to paying wages and health benefits to employees who are not working as a result of closures and reduced receipts associated with COVID-19; and

•	apply any tax loss incurred in 2020 to prior year income for a refund when our 2020 tax return is filed.

The Company continues to review, and intends to seek, any other available potential benefits under the Cares Act as well as any future legislation signed into law during 2020.
3.	New Accounting Pronouncements

ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, (“ASU 2019-12”).  The purpose of ASU 2019-12 is to simplify the accounting for income taxes.  The improvements in ASU 2019-12 include removing certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. ASU 2019-12 also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group.  ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within that year.  The amendments in ASU 2019-12 should be applied prospectively.  The Company is evaluating the impact of ASU 2019-12 and does not expect ASU-2019-12 to have a significant impact on the condensed consolidated financial statements.

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU 2020-04”). The purpose of ASU 2020-04 is to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. More specifically, the amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.  The amendments in ASU 2020-04 are effective as of March 12, 2020 through December 31, 2022. The Company is evaluating the impact of ASU 2020-04 and its impact on the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

4.	Lease Accounting

The following table represents the Company’s aggregate lease costs, by lease classification, for the periods presented.

		Three Months Ended
		March 31,
Lease Cost	Classification	2020	2019
Operating lease costs
Equipment (1)	Utilities and other	$1,541	$1,743
Real Estate (2)(3)	Facility lease expense	81,658	84,785
Total operating lease costs		$83,199	$86,528

Finance lease costs
Amortization of leased assets	Depreciation and amortization	$3,707	$3,740
Interest on lease liabilities	Interest expense	1,851	2,021
Total finance lease costs		$5,558	$5,761
(1)	Includes approximately $413 and $620 of short-term lease payments for the three months ended March 31, 2020 and 2019, respectively.
(2)

Includes approximately $12,247 and $15,934 of variable lease payments based on a change in index, such as CPI or inflation, variable payments based on revenues or attendance and variable common area maintenance costs for the three months ended March 31, 2020 and 2019, respectively.

(3)	Approximately $460 and $402 of lease payments are included in general and administrative expenses primarily related to office leases for the three months ended March 31, 2020 and 2019, respectively.

The following table represents the minimum cash lease payments included in the measurement of lease liabilities and the non-cash addition of assets for the periods indicated.

	Three Months Ended
	March 31,
Other Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Cash outflows for operating leases	$70,539	$69,974
Cash outflows for finance leases - operating activities	$1,811	$1,974
Cash outflows for finance leases - financing activities	$3,789	$3,517
Non-cash amount of leased assets obtained in exchange for:
Operating lease liabilities - real estate	$37,615	$—
Operating lease liabilities - equipment	$188	$101
Finance lease liabilities	$—	$—

As of March 31, 2020, the Company had signed lease agreements with total noncancelable lease payments of approximately $220,403 related to theatre leases that had not yet commenced.  The timing of lease commencement is dependent on the completion of construction of the related theatre facility.  Additionally, these amounts are based on estimated square footage and costs to construct each facility and may be subject to adjustment upon final completion of each construction project.  In accordance with ASC Topic 842, fixed minimum lease payments related to these theatres are not included in the right-of-use assets and lease liabilities as of March 31, 2020.  There were no noncancelable lease agreements signed, but not yet commenced, related to equipment leases as of March 31, 2020.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

5.	Revenue Recognition

The Company’s patrons have the option to purchase movie tickets well in advance of a movie showtime or right before the movie showtime, or at any point in between those two timeframes depending on seat availability. The Company recognizes such admissions revenues when the showtime for a purchased movie ticket has passed. Concession revenues are recognized when products are sold to the consumer. Other revenues primarily consist of screen advertising and screen rental revenues, promotional income, studio trailer placements and transactional fees. The Company sells gift cards and discount ticket vouchers, the proceeds from which are recorded as deferred revenues. Deferred revenues for gift cards and discount ticket vouchers are recognized when they are redeemed for concession items or, if redeemed for movie tickets, when the showtime has passed. The Company offers a subscription program in the U.S. whereby patrons can pay a monthly fee to receive a monthly credit for use towards a future movie ticket purchase. The Company records the monthly subscription program fees as deferred revenues and records admissions revenues when the showtime for a movie ticket purchased with a credit has passed.  The Company has loyalty programs in the U.S. and many of its international locations that either have a prepaid annual membership fee or award points to customers as purchases are made. For those loyalty programs that have an annual membership fee, the Company recognizes the fee collected as other revenues on a straight-line basis over the term of the membership.  For those loyalty programs that award points to customers based on their purchases, the Company records a portion of the original transaction proceeds as deferred revenues based on the number of reward points issued to customers and recognizes the deferred revenues when the customer redeems such points. The value of loyalty points issued is based on the estimated fair value of the rewards offered. The Company records breakage revenue on gift cards and discount ticket vouchers generally based on redemption activity and historical experience with unused balances. The Company records breakage revenue upon the expiration of loyalty points and subscription credits. Advances collected on concession and other contracts are deferred and recognized during the period in which the Company satisfies the related performance obligations, which may differ from the period in which the advances are collected. These advances are recognized on either a straight-line basis over the term of the contracts or as the Company meets its performance obligations in accordance with the terms of the contracts.

Accounts receivable as of March 31, 2020 and December 31, 2019 included approximately $19,016 and $31,620 of receivables, respectively, related to contracts with customers.  The Company did not record any assets related to the costs to obtain or fulfill a contract with customers during the three months ended March 31, 2020 or March 31, 2019.

Disaggregation of Revenue

The following table presents revenues for the three months ended March 31, 2020 and 2019, disaggregated based on major type of good or service and by reportable operating segment.

	Three Months Ended
	March 31, 2020
	U.S.	International
	Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated
Admissions revenues	$232,326	$60,136	$292,462
Concession revenues	152,758	37,598	190,356
Screen advertising, screen rental and promotional revenues	18,209	12,446	30,655
Other revenues	24,150	5,993	30,143
Total revenues	$427,443	$116,173	$543,616

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	Three Months Ended
	March 31, 2019
	U.S.	International
	Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated
Admissions revenues	$308,839	$86,701	$395,540
Concession revenues	199,386	51,938	251,324
Screen advertising, screen rental and promotional revenues	20,580	14,038	34,618
Other revenues	26,011	7,230	33,241
Total revenues	$554,816	$159,907	$714,723
(1)	U.S. segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 17 for additional information on intercompany eliminations.

The following table presents revenues for the three months ended March 31, 2020 and 2019, disaggregated based on timing of revenue recognition.

	Three Months Ended
	March 31, 2020
	U.S.	International
	Operating	Operating
	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$401,442	$101,252	$502,694
Goods and services transferred over time	26,001	14,921	40,922
Total	$427,443	$116,173	$543,616

	Three Months Ended
	March 31, 2019
	U.S.	International
	Operating	Operating
	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$532,183	$143,109	$675,292
Goods and services transferred over time	22,633	16,798	39,431
Total	$554,816	$159,907	$714,723
(1)	U.S. segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 17 for additional information on intercompany eliminations.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Deferred Revenues

The following table presents changes in the Company’s advances and deferred revenues for the three months ended March 31, 2020.

	NCM screen advertising advances (1)	Other Deferred Revenues (2)	Total
Balance at January 1, 2020	$348,354	$138,426	$486,780
Amounts recognized as accounts receivable	—	1,354	1,354
Cash received from customers in advance	—	44,870	44,870
Common units received from NCM (see Note 9)	3,620	—	3,620
Interest accrued related to significant financing component	5,891	—	5,891
Revenue recognized during period	(7,761)	(43,943)	(51,704)
Foreign currency translation adjustments	—	(1,595)	(1,595)
Balance at March 31, 2020	$350,104	$139,112	$489,216
(1)	See Note 9 for the maturity of balance as of March 31, 2020.
(2)

Includes liabilities associated with outstanding gift cards and discount ticket vouchers, points or rebates outstanding under the Company’s loyalty and membership programs and revenues not yet recognized for screen advertising, screen rental and other promotional activities. Classified as accounts payable and accrued expenses or other long-term liabilities on the condensed consolidated balance sheet.

The table below summarizes the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of March 31, 2020 and when the Company expects to recognize this revenue.

	Twelve Months Ended March 31,
Remaining Performance Obligations	2021	2022	2023	2024	2025	Thereafter	Total
Other Deferred revenue	124,099	14,868	145	—	—	—	$139,112

6.	Earnings Per Share

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

The following table presents computations of basic and diluted earnings per share under the two-class method:

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net income (loss) attributable to Cinemark Holdings, Inc.	$(59,591)	$32,728
Loss (earnings) allocated to participating share-based awards (1)	350	(183)
Net income (loss) attributable to common stockholders	$(59,241)	$32,545

Denominator (shares in thousands):
Basic weighted average common stock outstanding	116,496	116,179
Common equivalent shares for restricted stock units (2)	$—	239
Diluted common equivalent shares	116,496	116,418

Basic earnings (loss) per share attributable to common stockholders	$(0.51)	$0.28
Diluted earnings (loss) per share attributable to common stockholders	$(0.51)	$0.28

(1)	For the three months ended March 31, 2020 and 2019, a weighted average of approximately 683 and 659 shares of restricted stock, respectively, were considered participating securities.
(2)	For the three months ended March 31, 2020, approximately 92 common equivalent shares for restricted stock units were excluded because they were anti-dilutive.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

7.	Long Term Debt Activity

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a $700,000 term loan and a $100,000 revolving credit line (the “Credit Agreement”).  On March 25, 2020, the Company borrowed $98,800 under the revolving credit line of the Credit Agreement.

As of March 31, 2020, there was $644,678 outstanding under the term loan and $98,800 outstanding under the revolving credit line.   As of March 31, 2020, approximately $71 was available for borrowing after giving effect to a letter of credit outstanding.  On April 3, 2020, the letter of credit was cancelled and was no longer outstanding.   Quarterly principal payments of $1,649 are due on the term loan through December 31, 2024, with a final principal payment of $613,351 due on March 29, 2025.  The revolving credit line matures November 28, 2022.

The average interest rate on outstanding term loan borrowings under the Credit Agreement at March 31, 2020 was approximately 3.5% per annum, after giving effect to the interest rate swap agreements discussed below.  The average interest rate on the outstanding revolver borrowings was 2.9% at March 31, 2020.

Interest Rate Swap Agreements

During the three months ended March 31, 2020, the Company amended and extended its three existing interest rate swap agreements and entered into a new interest rate swap agreement, all of which are used to hedge a portion of the interest rate risk associated with the variable interest rates on the Company’s term loan debt and qualify for cash flow hedge accounting. Below is a summary of the Company’s interest rate swap agreements designated as cash flow hedges as of March 31, 2020:

					Estimated
					Fair Value at
Notional					March 31,
Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	2020 (1)
$137,500	December 31, 2018	2.12%	1-Month LIBOR	December 31, 2024	$11,332
$175,000	December 31, 2018	2.12%	1-Month LIBOR	December 31, 2024	14,447
$137,500	December 31, 2018	2.19%	1-Month LIBOR	December 31, 2024	11,800
$150,000	March 31, 2020	0.57%	1-Month LIBOR	March 31, 2022	881
				Total	$38,460
(1)

Approximately $8,949 of the total is included in accounts payable and accrued expenses and $29,511 is included in other long-term liabilities on the condensed consolidated balance sheet as of March 31, 2020.

  Upon amending the interest rate swap agreements, the Company determined that the interest payments hedged with the agreements are still probable to occur, therefore the loss that accumulated on the swaps prior to the amendments of $29,359 will be amortized on a straight-line basis to interest expense through December 31, 2022, the original maturity dates of the swaps.   The fair values of the amended interest rate swaps and the new interest rate swap are recorded on the Company’s condensed consolidated balance sheet as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive loss.  The changes in fair value are reclassified from accumulated other comprehensive loss into earnings in the same period that the hedged items affect earnings. The valuation technique used to determine fair value is the income approach.  Under this approach, the Company uses projected future interest rates, which fall in Level 2 of the U.S. GAAP hierarchy as defined by FASB ASC Topic 820-10-35, as provided by counterparties to the interest rate swap agreements and the fixed rates that the Company is obligated to pay under the agreements.

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt using the market approach, which utilizes quoted market prices that fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by ASC 820, Fair Value Measurement (“ASC Topic 820”). The carrying value of the Company’s long-term debt was $1,898,478 and $1,801,327 as of March 31, 2020 and December 31, 2019, respectively, excluding unamortized debt discounts and debt issue costs. The fair value of the Company’s long-term debt was $1,490,842 and $1,826,503 as of March 31, 2020 and December 31, 2019, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

8.	Equity

Below is a summary of changes in stockholders’ equity attributable to Cinemark Holdings, Inc., noncontrolling interests and total equity for the three months ended March 31, 2020 and 2019:

	Common Stock	Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Cinemark Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2020	$122	$(81,567)	$1,170,039	$687,332	$(340,112)	$1,435,814	$12,508	$1,448,322
Issuance of share based awards and share based awards compensation expense	—	—	4,111	—	—	4,111	—	4,111
Stock withholdings related to share based awards that vested during the three months ended March 31, 2020	—	(2,691)	—	—	—	(2,691)	—	(2,691)
Dividends paid to stockholders, $0.36 per common share (1)	—	—	—	(42,311)	—	(42,311)	—	(42,311)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(392)	(392)
Dividends accrued on unvested restricted stock unit awards (1)	—	—	—	(256)	—	(256)	—	(256)
Net income (loss)	—	—	—	(59,591)	—	(59,591)	169	(59,422)
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	(24,171)	(24,171)	—	(24,171)
Foreign currency translation adjustments	—	—	—	—	(57,625)	(57,625)	—	(57,625)
Balance at March 31, 2020	$122	$(84,258)	$1,174,150	$585,174	$(421,908)	$1,253,280	$12,285	$1,265,565

	Common Stock	Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Cinemark Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2019	$121	$(79,259)	$1,155,424	$638,912	$(319,007)	$1,396,191	$12,379	$1,408,570
Cumulative effect of change in accounting principle, net of taxes of $6,054	—	—	—	16,985	—	16,985	—	16,985
Issuance of share based awards and share based awards compensation expense	—	—	2,970		—	2,970	—	2,970
Stock withholdings related to share based awards that vested during the three months ended March 31, 2019	—	(1,947)	—	—	—	(1,947)	—	(1,947)
Dividends paid to stockholders, $0.34 per common share (1)	—	—	—	(39,797)	—	(39,797)	—	(39,797)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(1,000)	(1,000)
Dividends accrued on unvested restricted stock unit awards (1)	—	—	—	(108)	—	(108)	—	(108)
Net income	—	—	—	32,728	—	32,728	465	33,193
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	(3,311)	(3,311)	—	(3,311)
Other comprehensive loss in equity method investees	—	—	—	—	(71)	(71)	—	(71)
Foreign currency translation adjustments	—	—	—	—	755	755	—	755
Balance at March 31, 2019	$121	$(81,206)	$1,158,394	$648,720	$(321,634)	$1,404,395	$11,844	$1,416,239

(1)	Below is a summary of dividends paid to stockholders and accrued on unvested restricted stock unit awards during the three months ended March 31, 2020 and 2019:
			Amount per Share
Declaration Date	Record Date	Payable Date	of Common Stock	Total
2/21/2020	3/6/2020	3/20/2020	$0.36	$42,567

2/22/2019	3/8/2019	3/22/2019	$0.34	$39,905

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

9.	National CineMedia

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

	Investment in NCM	NCM Screen Advertising Advances	Distributions from NCM	Equity in Earnings	Other Revenue	Interest Expense - NCM	Cash Received
Balance as of January 1, 2020	$265,792	$(348,354)
Receipt of common units due to annual common unit adjustment ("CUA")	3,620	(3,620)	$—	$—	$—	$—	$—
Screen rental revenues earned under ESA (1)	—	—	—	—	(3,461)	—	3,461
Interest accrued related to significant financing component	—	(5,891)	—	—	—	5,891	—
Receipt of excess cash distributions	(10,567)	—	(5,224)	—	—	—	15,791
Equity in earnings	6,526	—	—	(6,526)	—	—	—
Amortization of screen advertising advances	—	7,761	—	—	(7,761)	—	—
Balance as of and for the three months ended March 31, 2020	$265,371	$(350,104)	$(5,224)	$(6,526)	$(11,222)	$5,891	$19,252

(1)

Amounts include the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $2,134.

Investment in National CineMedia

NCM operates a digital in-theatre network in the U.S. for providing cinema advertising. The Company entered into an Exhibitor Services Agreement with NCM (“ESA”), pursuant to which NCM primarily provides advertising to our theatres. As described in Note 7 to the Company’s financial statements as included in its 2019 Annual Report on Form 10-K, on February 13, 2007, National Cinemedia, Inc. (“NCMI”), an entity that serves as the sole manager of NCM, completed an initial public offering (“IPO”) of its common stock.  In connection with the NCMI initial public offering, the Company amended its operating agreement and the ESA. At the time of the NCMI IPO and as a result of amending the ESA, the Company received approximately $174,000 in cash consideration from NCM.  The proceeds were recorded as deferred revenue or NCM screen advertising advances and was being amortized over the term of the Amended and Restated ESA, or through February 2041. Following the NCMI IPO, the Company does not recognize undistributed equity in the earnings on its original NCM membership units (referred to herein as the Company’s Tranche 1 Investment) until NCM’s future net earnings, less distributions received, surpass the amount of the excess distribution. The Company recognizes equity in earnings on its Tranche 1 Investment only to the extent it receives cash distributions from NCM. The Company recognizes cash distributions it receives from NCM on its Tranche 1 Investment as a component of earnings as Distributions from NCM.  The Company believes that the accounting model provided by ASC Topic 323-10-35-22 for recognition of equity investee losses in excess of an investor’s basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

Common Unit Adjustments

In addition to the consideration received upon the NCMI IPO and ESA modification in 2007, the Company also periodically receives consideration in the form of common units from NCM.  Pursuant to a Common Unit Adjustment Agreement dated as of February 13, 2007 between NCMI and the Company, annual adjustments to the common membership units are made primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated. As discussed in Note 7 to the Company’s financial statements as included in its 2019 Annual Report on Form 10-K, the common units received (collectively referred to as the Company’s “Tranche 2 Investment”) are recorded at estimated fair value as an increase in the Company’s investment in NCM with an offset to NCM screen advertising advances. The Company’s Tranche 2 Investment is accounted for following the equity method, with undistributed equity earnings related to its Tranche 2 Investment included as a component of earnings in equity in income of affiliates and distributions received related to its Tranche 2 Investment are recorded as a reduction of investment basis.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

During March 2020, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, on March 31, 2020, the Company received an additional 1,112,368 common units of NCM, each of which is convertible into one share of NCMI common stock. The Company recorded the additional common units received at estimated fair value with a corresponding adjustment to NCM screen advertising advances of approximately $3,620. The fair value of the common units received was estimated based on the market price of NCMI common stock at the time the common units were determined, adjusted for volatility associated with the estimated time period it would take to convert the common units and register the respective shares.

As of March 31, 2020, the Company owned a total of 40,850,068 common units of NCM, representing an ownership interest of approximately 25%. Each of the Company’s common units in NCM is convertible into one share of NCM, Inc. common stock.  As of March 31, 2020, the estimated fair value of the Company’s investment in NCM was approximately $133,171 based on NCM, Inc.’s stock price as of March 31, 2020 of $3.26 per share (Level 1 input as defined in FASB ASC Topic 820), which was below the Company’s carrying value of $265,371.  The market value of NCM, Inc.’s stock price may vary due to the performance of the business, industry trends, general and economic conditions and other factors, including those resulting from the impact of COVID-19 (see Note 2).  The Company does not believe that the decline in NCM, Inc.’s stock price is other than temporary as the Company and other industry participants, who are also members of the NCM network, are planning to reopen theatres in the next few months, and the Company expects industry attendance to recover gradually over time.  Therefore, no impairment of the Company’s investment in NCM was recorded during the three months ended March 31, 2020.

Exhibitor Services Agreement

As discussed above, the Company’s domestic theatres are part of the in-theatre digital network operated by NCM under the ESA. NCM provides advertising to the Company’s theatres through its branded “Noovie” pre-show entertainment program and also handles lobby promotions and displays for our theatres.  The Company receives a monthly theatre access fee for participation in the NCM network and also earns screen advertising revenue on a per patron basis.   Prior to September 17, 2019, the ESA was accounted for under ASC Topic 606, Revenue from Contracts with Customers.  Effective September 17, 2019, the Company signed an amendment to the ESA, under which the Company will provide incremental advertising time to NCM and has extended the term through February 2041.  Subsequent to the amendment, the ESA is accounted for as a lease under ASC Topic 842.  The Company leases nonconsecutive periods of use of its domestic theatre screens to NCM for purposes of showing third party advertising content.  The lease requires variable lease payments based on the number of patrons attending the showtimes during which such advertising is shown.  The screen advertising revenues earned under the ESA, both before and after the amendment, are reflected in other revenue on the condensed consolidated income statement.

The recognition of revenue related to the NCM screen advertising advances will be recorded on a straight-line basis through February 2041.

	Twelve Months Ended March 31,
Remaining Maturity	2021	2022	2023	2024	2025	Thereafter	Total
NCM screen advertising advances	$7,865	$8,407	$8,989	$9,612	$10,279	$304,952	$350,104

Significant Financing Component

Prior to the September 17, 2019 amendment of the ESA, the Company applied a significant financing component, as required by ASC Topic 606, due to the significant length of time between receiving the NCM screen advertising advances (the $174,000 received at the NCMI IPO and the periodic common unit adjustments) and completion of the performance obligation. Effective September 17, 2019, upon the Company’s evaluation and determination that ASC Topic 842 applies to the amended ESA, the Company determined it acceptable to apply the significant financing component guidance from ASC Topic 606 by analogy as the economic substance of the agreement represents a financing arrangement. As a result of the significant financing component, the Company recognized incremental screen rental revenue and an offsetting interest expense of $5,891 and $4,782 during the three months ended March 31, 2020 and 2019, respectively. The interest expense was calculated using the Company’s incremental borrowing rates at the time when the cash and each tranche of common units were received from NCM, which ranged from 4.3% to 8.3%.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

NCM Financial Information

Below is summary financial information for NCM for the periods indicated:

	Three Months Ended	Three Months Ended
	March 26, 2020	March 28, 2019
Gross revenues	$64,700	$76,900
Operating income	$4,900	$10,900
Net loss	$(8,600)	$(2,900)

	As of	As of
	March 26, 2020	December 26, 2019
Current assets	$248,900	$185,400
Noncurrent assets	$710,100	$706,600
Current liabilities	$68,600	$125,500
Noncurrent liabilities	$1,075,600	$947,800
Members deficit	$(185,200)	$(181,300)

10.	Other Investments

Below is a summary of activity for each of the Company’s other investments for the three months ended March 31, 2020:

	DCIP	AC JV, LLC	DCDC	FE Concepts	Other	Total
Balance at January 1, 2020	$124,696	$5,022	$3,169	$19,519	$2,879	$155,285
Cash distributions received	(5,161)	—	(878)	—	—	(6,039)
Equity in income (loss)	1,249	740	194	(223)	—	1,960
Other	50	—	—	—	(24)	26
Balance at March 31, 2020	$120,834	$5,762	$2,485	$19,296	$2,855	$151,232

Digital Cinema Implementation Partners LLC (“DCIP”)

On February 12, 2007, the Company, AMC and Regal (the “Exhibitors”) entered into a joint venture known as DCIP to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. On March 10, 2010, DCIP and its subsidiaries completed an initial financing transaction to enable the purchase, deployment and leasing of digital projection systems to the Exhibitors under equipment lease and installation agreements.  On March 31, 2011, DCIP obtained incremental financing necessary to complete the deployment of digital projection systems.  DCIP also entered into long-term Digital Cinema Deployment Agreements (“DCDAs”) with six major motion picture studios pursuant to which Kasima LLC, one of DCIP’s subsidiaries, receives a virtual print fee ("VPF") each time the studio books a film or certain other content on the leased digital projection systems. Other content distributors entered into similar DCDAs that provide for the payment of VPFs for bookings of the distributor's content on a leased digital projection system.  The DCDAs end on the earlier to occur of (i) the tenth anniversary of the "mean deployment date" for all digital projection systems scheduled to be deployed over a period of up to five years, or (ii) the date DCIP achieves "cost recoupment", each as defined in the DCDAs.  Cost recoupment occurs when revenues attributable to the digital projection systems exceed the financing, deployment, administration and other costs associated with the purchase of the digital projection systems.  DCIP expects cost recoupment to occur during 2021. The timing of cost recoupment is dependent on VPF payments from studios. Pursuant to the operating agreement between the Exhibitors and DCIP, DCIP began to distribute excess cash to the Exhibitors upon the payoff of its outstanding debt, which occurred during the year ended December 31, 2019.

As of March 31, 2020, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is summary financial information for DCIP for the periods indicated:

	Three Months Ended
	March 31, 2020	March 31, 2019
Gross revenues	$32,510	$44,774
Operating income (loss)	$(5,239)	$20,208
Net income (loss)	$(11,140)	$18,485

	As of
	March 31, 2020	December 31, 2019
Current assets	$40,241	$51,382
Noncurrent assets	$531,867	$581,547
Current liabilities	$55,737	$70,515
Noncurrent liabilities	$159	$190
Members' equity	$516,212	$562,224

As of March 31, 2020, the Company had 3,866 digital projection systems being leased under the master equipment lease agreement with Kasima LLC, which is an indirect subsidiary of DCIP and a related party to the Company. The Company had the following transactions with DCIP, reflected in utilities and other costs on the condensed consolidated statements of income, during the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019
Equipment lease payments	$1,038	$1,121
Warranty reimbursements from DCIP	$(3,123)	$(2,938)
Management service fees	$84	$158

AC JV, LLC

During December 2013, the Company, Regal, AMC (the “AC Founding Members”) and NCM entered into a series of agreements that resulted in the formation of AC JV, LLC (“AC”), a joint venture that owns “Fathom Events” formerly operated by NCM.  The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators, including concerts, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. The Company paid event fees to AC of $1,673 and $5,317 for the three months ended March 31, 2020 and 2019, respectively, which are included in film rentals and advertising costs on the condensed consolidated statements of income. The Company accounts for its investment in AC under the equity method of accounting.

Digital Cinema Distribution Coalition

Digital Cinema Distribution Coalition (“DCDC”) is a joint venture among the Company, Universal, Warner Bros., AMC and Regal.  DCDC operates a satellite distribution network that distributes all digital content to U.S. theatres via satellite. The Company has an approximate 14.6% ownership in DCDC. The Company paid approximately $105 and $263 to DCDC during the three months ended March 31, 2020 and 2019, respectively, related to content delivery services provided by DCDC.  These fees are included in film rentals and advertising costs on the condensed consolidated statements of income. The Company accounts for its investment in DCDC under the equity method of accounting.

FE Concepts, LLC

During April 2018, the Company, through its wholly-owned indirect subsidiary CNMK Texas Properties, LLC (“CNMK”), formed a joint venture, FE Concepts, LLC (“FE Concepts”) with AWSR Investments, LLC (“AWSR”), an entity owned by Lee Roy Mitchell and Tandy Mitchell.  FE Concepts operates a family entertainment center that offers bowling, gaming, movies and other amenities that opened during December 2019.  The Company and AWSR each invested approximately $20,000 and each have a 50% voting interest in FE Concepts.  The Company accounts for its investment in FE Concepts under the equity method of accounting.  The Company has a theatre services agreement with FE Concepts under which it provides film booking and equipment monitoring services.  The Company recorded $10 of theatre services revenue under the agreement during the three months ended March 31, 2020.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Additional Considerations

Each of the investments above have been temporarily impacted by the COVID-19 pandemic (see Note 2) due to the temporary closure of theatres across the U.S.  The Company does not believe that any resulting decline in value of the underlying investments is other than temporary as the Company and other industry participants, who also have equity ownership interests in certain of the above investments, are planning to reopen theatres during the next few months, and the Company expects industry attendance to recover gradually over time.
11.	Treasury Stock and Share Based Awards

Treasury Stock — Treasury stock represents shares of common stock repurchased or withheld by the Company and not yet retired. The Company has applied the cost method in recording its treasury shares.  Below is a summary of the Company’s treasury stock activity for the three months ended March 31, 2020:

	Number of
	Treasury
	Shares	Cost
Balance at January 1, 2020	4,711,859	$81,567
Restricted stock withholdings (1)	86,957	2,691
Restricted stock forfeitures	11,244	—
Balance at March 31, 2020	4,810,060	$84,258

(1)

The Company withheld restricted shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting in restricted stock and restricted stock units.  The Company determined the number of shares to be withheld based upon market values ranging from $12.30 to $32.12 per share.

As of March 31, 2020, the Company had no plans to retire any shares of treasury stock.

Restricted Stock – During the three months ended March 31, 2020, the Company granted 353,196 shares of restricted stock to employees. The fair value of the restricted stock granted was determined based on the market value of the Company’s common stock on the date of grant, which was $32.12 per share. The Company assumed forfeiture rates for the restricted stock awards that ranged from 0% to 10%.  The restricted stock awards vest over periods ranging from one to four years. The recipients of restricted stock are entitled to receive non-forfeitable dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock activity for the three months ended March 31, 2020:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2020	783,823	$37.53
Granted	353,196	$32.12
Vested	(260,278)	$35.05
Forfeited	(11,244)	$37.52
Outstanding at March 31, 2020	865,497	$36.07
Unvested restricted stock at March 31, 2020	865,497	$36.07

	March 31,
	2020	2019
Compensation expense recognized during the period	$2,691	$2,433
Fair value of restricted shares that vested during the period	$8,029	$5,745
Income tax benefit recognized upon vesting of restricted stock awards	$2,418	$1,002

As of March 31, 2020, the estimated remaining unrecognized compensation expense related to unvested restricted stock awards was $22,864 and the weighted average period over which this remaining compensation expense will be recognized is approximately three years.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Restricted Stock Units – During the three months ended March 31, 2020, the Company granted restricted stock units representing 436,681 hypothetical shares of common stock to employees. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the two fiscal year periods ending December 31, 2021 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain adjustments as specified by the Compensation Committee prior to the grant date. The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity and vest on a prorata basis according to the IRR achieved by the Company during the performance period. If the IRR for the two-year period is at least 6%, which is the threshold, one-third of the maximum restricted stock units vest. If the IRR for the two-year period is at least 8%, which is the target, two-thirds of the maximum restricted stock units vest. If the IRR for the two-year period is at least 14%, which is the maximum, 100% of the maximum restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. Further, as an example, if the Company achieves an IRR equal to 11%, the number of restricted stock units that shall vest will be greater than the target but less than the maximum number that would have vested had the Company achieved the highest IRR.  All restricted stock units granted during 2020 will vest subject to an additional two-year service requirement and will be paid in the form of common stock if the participant continues to provide services through the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments from the grant date if, and at the time that, the restricted stock unit awards vest.

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the three months ended March 31, 2020 at each of the three target levels of financial performance (excluding forfeiture assumptions):

	Number of
	Shares	Value at
	Vesting	Grant
at IRR of at least 6%	190,707	$6,125
at IRR of at least 8%	286,060	$9,188
at IRR of at least 14%	436,681	$14,026

Due to the fact that the IRR for the two-year performance period could not be determined at the time of the 2020 grant, the Company estimated that the most likely outcome is the achievement of the target IRR level. The fair value of the restricted stock unit awards was determined based on the closing price of the Company’s common stock on the date of grant, which was $32.12 per share. The Company assumed a forfeiture rate of 5% for the restricted stock unit awards. If during the service period, additional information becomes available to lead the Company to believe a different IRR level will be achieved for the two-year performance period, the Company will reassess the number of units that are expected to vest for the grant and adjust its compensation expense accordingly on a prospective basis over the remaining service period.

	March 31,
	2020	2019
Number of restricted stock unit awards that vested during the period	112,070	88,074
Fair value of restricted stock unit awards that vested during the period	$3,554	$3,550
Accumulated dividends paid upon vesting of restricted stock unit awards	$544	$375
Compensation expense recognized during the period	$1,420	$537
Income tax benefit recognized upon vesting of restricted stock unit awards	$821	$170

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

As of March 31, 2020, the estimated remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $17,185. The weighted average period over which this remaining compensation expense will be recognized is approximately three years. As of March 31, 2020, the Company had restricted stock units outstanding that represented a total of 1,008,288 hypothetical shares of common stock, net of forfeitures, assuming an IRR of 9.3% was achieved for the 2017 grants, an IRR of 8.6% was achieved for the 2018 grants and the maximum IRR level is achieved for all other grants outstanding.
12.	Goodwill and Other Intangible Assets

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2020 (1)	$1,182,853	$100,518	$1,283,371
Foreign currency translation adjustments	—	(14,812)	(14,812)
Balance at March 31, 2020 (1)	$1,182,853	$85,706	$1,268,559

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.

The Company evaluates goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable.  Due to the temporary closure of the Company’s domestic theatres effective March 17, 2020 and international theatres effective March 18, 2020 as a result of the COVID-19 pandemic (see Note 2), the Company performed a quantitative goodwill impairment evaluation for all reporting units during the three months ended March 31, 2020.  The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. Management considers the reporting unit to be each of its twenty regions in the U.S. and seven countries internationally with Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala considered one reporting unit (the Company does not have goodwill recorded for all of its international locations).  Under the quantitative analysis, the Company estimated the fair value of each reporting unit and compared it with its carrying value.   Fair value was determined using the market approach and based on a multiple of cash flows for each reporting unit, which was eight times for the evaluations performed during the three months ended March 31, 2020.   The market approach is the most common valuation approach for the Company’s industry.  The Company also performed its goodwill impairment analysis using the income approach to further validate the results of the assessment results under the market approach. Significant judgment, including management’s estimate of the impact of temporary theatre closures and other considerations as a result of COVID-19, was involved in estimating cash flows and fair value.  The Company’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on projected operating performance of each reporting unit, market transactions and industry trading multiples.   The carrying value of the Company’s reporting units did not exceed estimated fair values at March 31, 2020. The estimated fair value of one of the Company’s reporting units exceeded its carrying value by less than 10%.

Intangible assets consisted of the following:

	Balance at January 1, 2020	Amortization	Other (1)	Balance at March 31, 2020
Intangible assets with finite lives:
Gross carrying amount	$85,007	$—	$(1,798)	$83,209
Accumulated amortization	(63,924)	(1,241)	—	(65,165)
Total net intangible assets with finite lives	$21,083	$(1,241)	$(1,798)	$18,044

Intangible assets with indefinite lives:
Tradename and other	300,686	—	(73)	300,613
Total intangible assets — net	$321,769	$(1,241)	$(1,871)	$318,657
(1)	Amount primarily represents foreign currency translation adjustments.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Due to the temporary closure of the Company’s theatres effective March 18, 2020 as a result of the COVID-19 pandemic (see Note 2), the Company performed a quantitative impairment evaluation for all definite and indefinite-lived tradename assets during the three months ended March 31, 2020.  Under the quantitative analysis, the Company compared the carrying values of tradename assets to their estimated fair values.  Fair values were estimated by applying an estimated market royalty rate that could be charged for the use of the tradenames to forecasted future revenues, with an adjustment for the present value of such royalties.  Significant judgment, including management’s estimate of the impact of temporary theatre closures and other considerations as a result of COVID-19, was involved in estimating market royalty rates and long-term revenue forecasts.  Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, were based on projected revenue performance and expected industry trends. The carrying values of the Company’s tradename assets did not exceed estimated fair values at March 31, 2020.

Estimated aggregate future amortization expense for intangible assets is as follows:

For the nine months ended December 31, 2020	$3,655
For the twelve months ended December 31, 2021	2,801
For the twelve months ended December 31, 2022	2,648
For the twelve months ended December 31, 2023	2,550
For the twelve months ended December 31, 2024	2,550
Thereafter	3,840
Total	$18,044

13.	Impairment of Long-Lived Assets

Due to the temporary closure of the Company’s theatres effective March 18, 2020 as a result of the COVID-19 pandemic (see Note 2), the Company performed a long-lived asset impairment evaluation for all theatres during the three months ended March 31, 2020.  The impairment evaluation was based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life.  Significant judgment, including management’s estimate of the impact of temporary theatre closures and other considerations as a result of COVID-19, was involved in estimating cash flows and fair value.  Fair value is determined based on a multiple of cash flows, which was six times for the evaluations performed during the three months ended March 31, 2020.   Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy, as defined by FASB ASC Topic 820-10-35, are based on projected operating performance, market transactions and industry trading multiples.

Below is a summary of impairment charges for the periods presented:

	Three Months Ended
	March 31,
	2020	2019
U.S. Segment
Theatre properties	$3,643	$1,208
Theatre operating lease right-of-use assets	5,952	—
U.S. total	9,595	1,208

International segment
Theatre properties	4,484	4,376
Theatre operating lease right-of-use assets	2,540	—
International total	7,024	4,376

Total Impairment	$16,619	$5,584

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

14.	Fair Value Measurements

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

Level 2 – other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

Level 3 – unobservable and should be used to measure fair value to the extent that observable inputs are not available.

Below is a summary of liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of March 31, 2020:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities (1)	$38,460	$—	$38,460	$—
(1)	See further discussion of interest rate swaps at Note 7.

Below is a summary of liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of December 31, 2019:

	Carrying	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities (1)	$15,995	$—	$15,995	$—
(1)	See further discussion of interest rate swaps at Note 7.

The Company uses the market approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its goodwill, intangible assets and long-lived assets (see Note 12 and Note 13). See additional explanation of fair value measurement techniques used for long-lived assets, goodwill and intangible assets in “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed February 21, 2020.  There were no changes in valuation techniques.  The Company elected to perform its goodwill impairment evaluation using both the market approach and the income approach for the three months ended March 31, 2020.  There were no transfers in to or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2020.

15.	Foreign Currency Translation

The accumulated other comprehensive loss account in stockholders’ equity of $421,908 and $340,112 as of March 31, 2020 and December 31, 2019, respectively, primarily includes cumulative foreign currency net losses of $385,678 and $328,053, respectively, from translating the financial statements of the Company’s international subsidiaries and the cumulative changes in fair value of the Company’s interest rate swap agreements that are designated as hedges.

As of March 31, 2020, all foreign countries where the Company has operations, other than Argentina, are non-highly inflationary, and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.  The Company deemed Argentina to be highly inflationary beginning July 1, 2018.  A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity.  The financial information of the Company’s Argentina subsidiaries has been remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective beginning July 1, 2018.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of the impact of translating the March 31, 2020 and 2019 financial statements of the Company’s international subsidiaries:

			Other Comprehensive Income (Loss) for
	Exchange Rate as of		Three Months Ended
Country	March 31, 2020	December 31, 2019	March 31, 2020	March 31, 2019
Brazil	5.20	4.02	$(42,873)	$(2,334)
Chile	857.94	736.86	(11,126)	1,473
Colombia	4,064.81	3,277.14	(3,274)	982
Peru	3.47	3.37	(1,450)	431
All other			1,098	203
			$(57,625)	$755
(1)

Beginning July 1, 2018, Argentina was deemed highly inflationary.  A loss of $294 and $394 for the three months ended March 31, 2020 and 2019, respectively, is reflected as foreign currency exchange gain (loss) on the Company’s condensed consolidated statement of income as a result of translating Argentina financial results to U.S. dollars.

16.	Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Three Months Ended
	March 31,
	2020	2019
Cash paid for interest	$8,774	$9,104
Cash paid for income taxes, net of refunds received	$2,110	$3,414
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$2,269	$(14,660)
Interest expense - NCM (see Note 9)	$(5,891)	$(4,782)
Investment in NCM – receipt of common units (see Note 9)	$3,620	$1,552
Dividends accrued on unvested restricted stock unit awards	$(256)	$(108)

(1)	Additions to theatre properties and equipment included in accounts payable as of March 31, 2020 and December 31, 2019 were $17,260 and $14,991, respectively.
17.	Segments

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended
	March 31,
	2020	2019
Revenues
U.S.	$429,302	$557,798
International	116,173	159,907
Eliminations	(1,859)	(2,982)
Total revenues	$543,616	$714,723

Adjusted EBITDA
U.S.	$56,072	$125,759
International	10,139	26,495
Total Adjusted EBITDA	$66,211	$152,254

Capital expenditures
U.S.	$25,673	$52,339
International	8,470	5,230
Total capital expenditures	$34,143	$57,569

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2020	2019
Net income (loss)	$(59,422)	$33,193
Add (deduct):
Income taxes	(3,108)	11,917
Interest expense (1)	24,666	25,141
Other (income) expense, net (2)	169	(8,335)
Cash distributions from DCIP (3)	5,161	5,218
Cash distributions from other equity investees (4)	11,445	9,124
Depreciation and amortization	65,256	64,462
Impairment of long-lived assets	16,619	5,584
Loss on disposal of assets and other	1,905	3,799
Non-cash rent expense	(591)	(819)
Share based awards compensation expense	4,111	2,970
Adjusted EBITDA	$66,211	$152,254

(1)	Includes amortization of debt issue costs.
(2)	Includes interest income, foreign currency exchange gain (loss), equity in income of affiliates and interest expense - NCM and excludes distributions from NCM.
(3)

See discussion of cash distributions from DCIP, which were recorded as a reduction of the Company’s investment in DCIP, at Note 10. These distributions are reported entirely within the U.S. operating segment.

(4)

Includes cash distributions received from equity investees, other than those from DCIP noted above, that were recorded as a reduction of the respective investment balances (see Notes 9 and 10).  These distributions are reported entirely within the U.S. operating segment.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended
	March 31,
Revenues	2020	2019
U.S.	$429,302	$557,798
Brazil	52,968	70,861
Other international countries	63,205	89,046
Eliminations	(1,859)	(2,982)
Total	$543,616	$714,723

	As of	As of
Theatre Properties and Equipment-net	March 31, 2020	December 31, 2019
U.S.	$1,408,772	$1,436,275
Brazil	86,474	118,367
Other international countries	163,079	180,605
Total	$1,658,325	$1,735,247

18.	Related Party Transactions

The Company manages theatres for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is the Company’s Chairman of the Board of Directors and directly and indirectly owns approximately 8% of the Company’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $62 and $146 of management fee revenues during the three months ended March 31, 2020 and 2019, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC (“Copper Beech”) to use, on occasion, a private aircraft owned by Copper Beech. Copper Beech is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech for the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip.  For the three months ended March 31, 2020 and 2019, the aggregate amounts paid to Copper Beech for the use of the aircraft was $12 and $7, respectively.

The Company leases 14 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of the Company’s directors and is an officer of the general partner of Syufy. Of these 15 leases, 14 have fixed minimum annual rent. The one lease without minimum annual rent has rent based upon a specified percentage of gross sales as defined in the lease. For the three months ended March 31, 2020 and 2019, the Company paid total rent of approximately $4,065 and $6,590, respectively, to Syufy.

The Company has a 50% voting interest in FE Concepts, a joint venture with AWSR, an entity owned by Lee Roy Mitchell and Tandy Mitchell.  FE Concepts operates a family entertainment center that offers bowling, gaming, movies and other amenities that opened during December 2019.  See Note 10 for further discussion. The Company has a theatre services agreement with FE Concepts under which the Company receives management fees for providing film booking and equipment monitoring services for the facility. The Company recorded $10 of management fees during the three months ended March 31, 2020.

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
20.	Subsequent Events

On April 20, 2020, the Company issued $250,000 8.750% senior secured notes (the “8.750% Secured Notes”).  The notes will mature on May 1, 2025; provided, however, that if (i) on September 13, 2022, the aggregate outstanding principal amount of the 5.125% Senior Notes that shall not have been purchased, repurchased, redeemed, defeased or otherwise acquired, retired, cancelled or discharged exceeds $50,000, the notes will mature on September 14, 2022 and (ii) on February 27, 2023, the aggregate outstanding principal amount of the 4.875% Senior Notes that shall not have been purchased, repurchased, redeemed, defeased or otherwise acquired, retired, cancelled or discharged exceeds $50,000, the notes will mature on February 28, 2023. Interest on the notes will be payable on May 1 and November 1 of each year, beginning on November 1, 2020.

The 8.750% Secured Notes will be fully and unconditionally guaranteed on a joint and several senior basis by certain of the Company’s subsidiaries that guarantee, assume or in any other manner become liable with respect to any of the Company’s or its guarantors’ other debt. If the Company cannot make payments on the 8.750% Secured Notes when they are due, the Company’s

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

guarantors must make them instead. Under certain circumstances, the guarantees may be released without action by, or the consent of, the holders of the 8.750% Secured Notes.

The 8.750% Secured Notes and the guarantees will be the Company’s and its guarantors’ senior obligations and they will:

•

rank effectively senior in right of payment to the Company’s and its guarantors’ existing and future debt that is not secured by the collateral as described within the indentures to the 8.750% Secured Notes (“Collateral”), including all obligations under the Credit Agreement, and unsecured obligations, including the existing senior notes, in each case to the extent of the value of the collateral;

•

rank effectively junior to the Company’s and its guarantors’ existing and future debt secured by assets that are not part of the Collateral to the extent of the value of the collateral securing such debt, including all obligations under the Credit Agreement;

•	otherwise rank equally in right of payment to the Company’s and its guarantors’ existing and future senior debt, including debt under the Credit Agreement and the existing senior notes;
•	rank senior in right of payment to the Company’s and its guarantors’ future subordinated debt; and
•	be structurally subordinated to all existing and future debt and other liabilities of the Company’s non-guarantor subsidiaries.

The indenture to the 8.750% Secured Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. Upon a change of control, as defined in the indenture governing the 8.750% Secured Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 8.750% Secured Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 8.750% Secured Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies a coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances.

On April 20, 2020, in conjunction with the issuance of the 8.750% Secured Notes, the Company obtained a waiver of the maintenance covenant from the majority of revolving lenders under the Credit Agreement for the fiscal quarters ending September 30, 2020 and December 31, 2020.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. As of March 31, 2020, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 17 to our condensed consolidated financial statements.

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

Films leading the box office during the three months ended March 31, 2020 included Bad Boys for Life, 1917, Sonic the Hedgehog, Jumanji: The Next Level, Star Wars: Episode IX – The Rise of Skywalker, Birds of Prey, Dolittle, Little Women, The Invisible Man and The Call of the Wild. Films scheduled for release during the remainder of 2020 include Wonder Woman 1984, No Time To Die, Mulan, Black Widow, A Quiet Place: Part 2, Top Gun: Maverick, Tenet, and The King’s Man, among other films.

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

Utilities and other costs include both fixed and variable costs and primarily consist of utilities, expenses for projection and sound equipment maintenance and monitoring, credit card fees, third party ticket sales commissions, property taxes, janitorial costs, repairs, maintenance and security services.

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

Recent Developments

Impact of COVID-19

The recent outbreak of the COVID-19 pandemic has had an unprecedented impact on the world and the movie exhibition industry. The situation continues to be volatile and the social and economic effects are widespread. As a movie exhibitor that operates spaces where patrons gather in close proximity, our business is significantly impacted by protective actions that federal, state and local governments have taken to control the spread of the pandemic. These actions include, among other things, encouragement of social distancing, restrictions on freedom of movement, business closures, quarantines, and shelter-in-place and stay-at-home orders. As a result of these measures, we temporarily closed all of our theatres in the U.S. and Latin America effective March 18, 2020.

We believe we have sufficient cash to sustain our operations for the remainder of the year, even if our theatres remained closed for the remainder of the year.  Nonetheless, the COVID-19 pandemic has had and may continue to have adverse effects on our business, results of operations, cash flows, financial condition, access to credit markets.  In light of the COVID-19 pandemic, we have been working to preserve cash and ensure sufficient liquidity to endure the impacts of the global crisis, even if prolonged.   Some of the actions taken by us include the following:

•	our directors and chief executive officer have elected to take no salary, and many of our executives have voluntarily reduced their salaries by 80% while our theatres remain closed;
•

halted all non-essential operating and capital expenditures, such as marketing promotions and initiatives, travel and entertainment, system enhancements and related consulting projects, recliner conversions, XD expansions and certain other theatre enhancements, which will significantly reduce utilities and other costs, general and administrative expenses and capital expenditures on a temporary basis;

•	suspended the quarterly dividend;
•	implemented a formal daily review and approval process by our chief financial officer for all outgoing procurement and payment requests;
•

laid off over 17,500 domestic hourly theatre employees, furloughed 50% of headquarter employees at 20% of salary (with full benefits) and reduced salaries of remaining employees by 50% and pursued similar actions in international markets to the extent permitted by local laws; which will significantly reduce salaries and wages expenses and general administrative expenses while theatres are closed; and

•	started working actively with landlords and major suppliers to modify the timing of certain contractual payments.

We continue to evaluate the impact of certain tax-related benefits available under the Cares Act, which, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, NOL utilization and carryback periods, modifications to the net interest deduction limitations and a technical correction to the 2017 Tax Cuts and Jobs Act, which makes certain qualified improvement property eligible for bonus depreciation.  Based upon a review of the Cares Act, we expect to:

•	receive an approximately $20 million cash tax refund in 2020 related to qualified improvement property expenditures from 2018 and 2019;
•	benefit from the ability to defer social security payroll tax matches that would otherwise be required in 2020;
•

receive a payroll tax credit in 2020 for expenses related to paying wages and health benefits to employees who are not working as a result of closures and reduced receipts associated with COVID-19; and

•	apply any tax loss incurred in 2020 to prior year income for a refund when our 2020 tax return is filed.

We continue to review, and intend to seek, other available potential benefits under the Cares Act as well as any future legislation signed into law during 2020.

Issuance of 8.750% Senior Secured Notes

On April 20, 2020, we issued $250 million 8.750% senior secured notes (the “8.750% Secured Notes”).  The notes will mature on May 1, 2025; provided, however, that if (i) on September 13, 2022, the aggregate outstanding principal amount of the 5.125% Senior Notes that shall not have been purchased, repurchased, redeemed, defeased or otherwise acquired, retired, cancelled or discharged exceeds $50 million, the notes will mature on September 14, 2022 and (ii) on February 27, 2023, the aggregate outstanding principal amount of the 4.875% Senior Notes that shall not have been purchased, repurchased, redeemed, defeased or otherwise acquired, retired, cancelled or discharged exceeds $50 million, the notes will mature on February 28, 2023. Interest on the notes will be payable on May 1 and November 1 of each year, beginning on November 1, 2020.

The 8.750% Secured Notes will be fully and unconditionally guaranteed on a joint and several senior basis by certain of our subsidiaries that guarantee, assume or in any other manner become liable with respect to any of our or our guarantors’ other debt. If we cannot make payments on the 8.750% Secured Notes when they are due, our guarantors must make them instead. Under certain circumstances, the guarantees may be released without action by, or the consent of, the holders of the 8.750% Secured Notes.

The 8.750% Secured Notes and the guarantees will be ours and our guarantors’ senior obligations and they will:

•

rank effectively senior in right of payment to our and our guarantors’ existing and future debt that is not secured by the collateral as described within the indentures to the 8.750% Secured Notes (“Collateral”), including all obligations under the Credit Agreement, and unsecured obligations, including the existing senior notes, in each case to the extent of the value of the collateral;
•

rank effectively junior to our and our guarantors’ existing and future debt secured by assets that are not part of the Collateral to the extent of the value of the collateral securing such debt, including all obligations under the Credit Agreement;

•	otherwise rank equally in right of payment to our and our guarantors’ existing and future senior debt, including debt under the Credit Agreement and the existing senior notes;
•	rank senior in right of payment to our and our guarantors’ future subordinated debt; and
•	be structurally subordinated to all existing and future debt and other liabilities of our non-guarantor subsidiaries.

The indenture to the 8.750% Secured Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. Upon a change of control, as defined in the indenture governing the 8.750% Secured Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 8.750% Secured Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 8.750% Secured Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies a coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances.

On April 20, 2020, in conjunction with the issuance of the 8.750% Secured Notes, we obtained a waiver of the maintenance covenant from the majority of revolving lenders under the Credit Agreement for the fiscal quarters ending September 30, 2020 and December 31, 2020.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data and the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income.

	Three Months Ended
	March 31,
	2020	2019
Operating data (in millions):
Revenues
Admissions	$292.5	$395.5
Concession	190.4	251.3
Other	60.7	67.9
Total revenues	$543.6	$714.7
Cost of operations
Film rentals and advertising	156.6	210.1
Concession supplies	34.8	43.1
Salaries and wages	87.6	96.1
Facility lease expense	82.2	85.6
Utilities and other	100.5	110.6
General and administrative expenses	41.0	38.0
Depreciation and amortization	65.3	64.5
Impairment of long-lived assets	16.6	5.6
Loss on disposal of assets and other	1.9	3.8
Total cost of operations	586.5	657.4
Operating income (loss)	$(42.9)	$57.3

Operating data as a percentage of total revenues:
Revenues
Admissions	53.8%	55.3%
Concession	35.0%	35.2%
Other	11.2%	9.5%
Total revenues	100.0%	100.0%
Cost of operations (1)
Film rentals and advertising	53.5%	53.1%
Concession supplies	18.3%	17.2%
Salaries and wages	16.1%	13.4%
Facility lease expense	15.1%	12.0%
Utilities and other	18.5%	15.5%
General and administrative expenses	7.5%	5.3%
Depreciation and amortization	12.0%	9.0%
Impairment of long-lived assets	3.1%	0.8%
Loss on disposal of assets and other	0.3%	0.5%
Total cost of operations	107.9%	92.0%
Operating income (loss)	(7.9)%	8.0%
Average screen count (month end average)	6,139	6,044
Total revenues per average screen (dollars)	$88,551	$118,253

(1)

All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended March 31, 2020 versus March 31, 2019

Revenues. All of our domestic theatres were temporarily closed effective March 17, 2020 and all of our international theatres were temporarily closed effective March 18, 2020 as a result of the COVID-19 pandemic.  See further discussion at Recent Developments and Note 2 of our condensed consolidated financial statements.  Total revenues decreased $171.1 million to $543.6 million for the three months ended March 31, 2020 (“first quarter of 2020”) from $714.7 million for the three months ended March 31, 2019 (“first quarter of 2019”). The table below, presented by reportable operating segment, summarizes our revenue performance and certain key performance indicators for the three months ended March 31, 2020 and 2019.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency (3)
	2020	2019	% Change	2020	2019	% Change	2020	% Change	2020	2019	% Change
Admissions revenues (1)	$232.3	$308.8	(24.8)%	$60.2	$86.7	(30.6)%	$71.1	(18.0)%	$292.5	$395.5	(26.0)%
Concession revenues (1)	$152.8	$199.4	(23.4)%	$37.6	$51.9	(27.6)%	$43.7	(15.8)%	$190.4	$251.3	(24.2)%
Other revenues (1)(2)	$42.3	$46.6	(9.2)%	$18.4	$21.3	(13.6)%	$22.6	6.1%	$60.7	$67.9	(10.6)%
Total revenues (1)(2)	$427.4	$554.8	(23.0)%	$116.2	$159.9	(27.3)%	$137.4	(14.1)%	$543.6	$714.7	(23.9)%
Attendance (1)	27.9	38.7	(27.9)%	17.9	23.6	(24.2)%			45.8	62.3	(26.5)%
Average ticket price (1)	$8.33	$7.98	4.4%	$3.36	$3.67	(8.4)%	$3.97	8.2%	$6.39	$6.35	0.6%
Concession revenues per patron (1)	$5.48	$5.15	6.4%	$2.10	$2.20	(4.5)%	$2.44	10.9%	$4.16	$4.03	3.2%

(1)

Revenues and attendance amounts in millions.  Average ticket price is calculated as admissions revenues divided by attendance.  Concession revenues per patron is calculated as concession revenues divided by attendance.

(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 17 to our condensed consolidated financial statements.
(3)

Constant currency revenue amounts, which are non-GAAP measurements, were calculated using the average exchange rate for the corresponding month for 2019. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time in accordance with U.S. GAAP. Significant changes in foreign currency exchange rates from one period to the next can result in meaningful variations in reported results.   We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance that excludes the impact of foreign currency fluctuations.

•

U.S. Admissions revenues decreased $76.5 million primarily due to a 27.9% decrease in attendance, partially offset by a 4.4% increase in average ticket price. The increase in average ticket price was primarily due to price increases, partially offset by the impact of the deferral of admissions revenues for loyalty points issued. Concession revenues decreased $46.6 million primarily due to the 27.9% decrease in attendance, partially offset by a 6.4% increase in concession revenues per patron. Concession revenues per patron grew primarily due to incremental sales of traditional concession products, continued expansion of concession offerings and price increases. Attendance declined primarily due to the temporary closure of all of our U.S. theatres on March 17, 2020.  Other revenues decreased $4.3 million as a result of the temporary closure of theatres.

•

International. Admissions revenues decreased $26.5 million as reported ($15.6 million in constant currency). Average ticket price decreased 8.4% as reported (increased 8.2% in constant currency). Concession revenues decreased $14.3 million as reported ($8.2 million in constant currency). Concession revenues per patron decreased by 4.5% as reported (increased 10.9% in constant currency). Average ticket price and concession revenues per patron decreased, as reported, primarily due to the impact of changes in foreign currency exchange rates in certain countries in which we operate, partially offset by price increases.  Attendance declined primarily due to the temporary closure of all of our international theatres on March 18, 2020.

Cost of Operations. The table below summarizes our theatre operating costs (in millions) by reportable operating segment for the three months ended March 31, 2020 and 2019.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2020	2019	2020	2019	Constant Currency (1) 2020	2020	2019
Film rentals and advertising	$128.0	$169.2	$28.6	$40.9	$33.9	$156.6	$210.1
Concession supplies	$25.6	$32.0	$9.2	$11.1	$10.9	$34.8	$43.1
Salaries and wages	$71.2	$76.8	$16.4	$19.3	$19.6	$87.6	$96.1
Facility lease expense	$65.4	$64.9	$16.8	$20.7	$19.3	$82.2	$85.6
Utilities and other	$75.0	$79.8	$25.5	$30.8	$30.2	$100.5	$110.6

(1)

Constant currency expense amounts, which are non-GAAP measurements were calculated using the average exchange rate for the corresponding month for 2019. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time in accordance with U.S. GAAP. Significant changes in foreign currency exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance that excludes the impact of foreign currency fluctuations.

•

U.S. Film rentals and advertising costs were $128.0 million, or 55.1% of admissions revenues, for the first quarter of 2020 compared to $169.2 million, or 54.8% of admissions revenues, for the first quarter of 2019. Concession supplies expense was $25.6 million, or 16.8% of concession revenues, for the first quarter of 2020 compared to $32.0 million, or 16.0% of concession revenues, for the first quarter of 2019.  The increase in the concession supplies rate was primarily due to expanded food and beverage offerings and the impact of disposing perishable food as a result of temporarily closing our theatres.

Salaries and wages decreased to $71.2 million for the first quarter of 2020 from $76.8 million for the first quarter of 2019 primarily due to the temporary closure of all of our U.S. theatres on March 17, 2020. Facility lease expense increased to $65.4 million for the first quarter of 2020 from $64.9 million for the first quarter of 2019 primarily due to new theatres. Utilities and other costs decreased to $75.0 million for the first quarter of 2020 from $79.8 million for the first quarter of 2019 due to the temporary closure of all of our U.S. theatres on March 17, 2020 which resulted in lower revenues and lower credit card fees and third party ticket sales commissions.

•

International. Film rentals and advertising costs were $28.6 million ($33.9 million in constant currency), or 47.5% of admissions revenues, for the first quarter of 2020 compared to $40.9 million, or 47.2% of admissions revenues, for the first quarter of 2019. Concession supplies expense was $9.2 million ($10.9 million in constant currency), or 24.5% of concession revenues, for the first quarter of 2020 compared to $11.1 million, or 21.4% of concession revenues, for the first quarter of 2019.  The increase in the concession supplies rate was primarily due to expanded food and beverage offerings and the impact of disposing perishable food as a result of temporarily closing our theatres.

Salaries and wages decreased to $16.4 million (increased to $19.6 million in constant currency) for the first quarter of 2020 compared to $19.3 million for the first quarter of 2019.  The increase in constant currency was due to new theatres, partially offset by decreased attendance due to the temporary closure of all of our international theatres on March 18, 2020. Facility lease expense decreased to $16.8 million ($19.3 million in constant currency) for the first quarter of 2020 compared to $20.7 million for the first quarter of 2019. The decrease was due to lower percentage rent due to the temporary closure of all of our international theatres on March 18, 2020. Utilities and other costs decreased to $25.5 million ($30.2 million in constant currency) for the first quarter of 2020 compared to $30.8 million for the first quarter of 2019 due to the temporary closure of all of our international theatres on March 18, 2020 which resulted in lower revenues and lower credit card fees and third party ticket sales commissions, as well as lower 3D glasses expenses, partially offset by an increase in utilities expense.

General and Administrative Expenses.  General and administrative expenses increased to $41.0 million for the first quarter of 2020 from $38.0 million for the first quarter of 2019. The increase was primarily due to inflation, increases in salaries and incentive compensation and increased cloud-based software costs, which were partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.

Depreciation and Amortization. Depreciation and amortization expense increased to $65.3 million during the first quarter of 2020 compared to $64.5 million during the first quarter of 2019. The increase was primarily due to new theatres.

Impairment of Long-Lived Assets.  We recorded asset impairment charges on assets held and used of $16.6 million during the first quarter of 2020 compared to $5.6 million during the first quarter of 2019. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. The long-lived asset impairment charges recorded during the first quarter of 2020 were also impacted by the temporary closure of our theatres and the associated assumptions related to estimated future cash flows.  Impairment charges for the first quarter of 2020 impacted eight countries and impairment charges for the first quarter of 2019 impacted two countries.  See Note 13 to our condensed consolidated financial statements.

Loss on Disposal of Assets and Other. We recorded a loss on disposal of assets and other of $1.9 million during the first quarter of 2020 compared to $3.8 million during the first quarter of 2019. Activity for the first quarter of 2020 and 2019 was primarily due to the retirement of assets related to theatre remodels.

Interest Expense.  Interest costs incurred, including amortization of debt issue costs, were $25.0 million during the first quarter of 2020 compared to $25.1 million during the first quarter of 2019.

Distributions from NCM.  We recorded distributions from NCM of $5.2 million during the first quarter of 2020 compared to $4.5 million recorded during the first quarter of 2019, which were in excess of the carrying value of our Tranche 1 investment. See Note 9 to our condensed consolidated financial statements.

Interest expense – NCM.  We recorded non-cash interest expense of $5.9 million for the first quarter of 2020 compared to $4.8 million recorded during the first quarter of 2019, related to the significant financing component associated with certain of our agreements with NCM.  See Note 9 to our condensed consolidated financial statements for further discussion.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $8.5 million during the first quarter of 2020 compared to $10.4 million during the first quarter of 2019. See Notes 9 and 10 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes. An income tax benefit of $3.1 million was recorded for the first quarter of 2020 compared to income tax expense of $11.9 million for the first quarter of 2019. The effective tax rate was approximately 4.97% for the first quarter of 2020 compared to 26.42% for the first quarter of 2019. The income tax provision for the three months ended March 31, 2020 was unfavorably impacted by $16.1 million of net discrete tax charges, including a $5.2 million charge related to a valuation allowance recorded against certain foreign net deferred tax assets in Colombia and Central America and $10.7 million related to the remeasurement of deferred tax balances due to a projected net operating loss carryback.  Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. Our revenues are received in cash prior to the payment of related expenses, therefore we have an operating “float” and historically have not required traditional working capital financing. However, we temporarily closed all of our theatres effective March 18, 2020 as discussed above in Recent Developments and will fund operating expenses while our theatres are closed with cash on hand and additional financing discussed below under Financing Activities. Cash used for operating activities was $15.6 million for the three months ended March 31, 2020 compared to cash provided by operating activities of $104.3 million for the three months ended March 31, 2019. The decrease in cash provided by operating activities was primarily due to the Company’s net loss as a result of the temporary closure of all of our theatres effective March 18, 2020 and the level and timing of payments to suppliers during each respective period.

Investing Activities

Our investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $34.1 million for the three months ended March 31, 2020 compared to $57.5 million for the three months ended March 31, 2019.

Capital expenditures for the three months ended March 31, 2020 and 2019 were as follows (in millions):

Period	New Theatres	Existing Theatres	Total
Three Months Ended March 31, 2020	$8.1	$26.0	$34.1
Three Months Ended March 31, 2019	$15.0	$42.6	$57.6

We operated 555 theatres with 6,145 screens worldwide as of March 31, 2020.  Theatres and screens acquired, built and closed during the three months ended March 31, 2020 were as follows:

	January 1, 2020	Built	Closed	March 31, 2020
U.S
Theatres	345	1	1	345
Screens	4,645	12	8	4,649

International
Theatres	209	1	—	210
Screens	1,487	9	—	1,496

Worldwide
Theatres	554	2	1	555
Screens	6,132	21	8	6,145

As of March 31, 2020, we had the following signed commitments (costs in millions):

	Theatres	Screens	Estimated Cost
Remainder of 2020
U.S.	3	30	$24
International	2	18	$5
Total	5	48

Subsequent to 2020
U.S.	9	112	$79
International	8	63	$35
Total	17	175

Total commitments at March 31, 2020	22	223	$143

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

Financing Activities

Cash provided by financing activities was $48.0 million for the three months ended March 31, 2020 compared to cash used for financing activities of $47.9 million for the three months ended March 31, 2019.  The increase in cash provided by financing activities was primarily due to the $98.8 million proceeds from borrowings on the Company’s revolving credit line.

We, at the discretion of the board of directors and subject to applicable law, may pay dividends on our common stock. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash balance, anticipated cash needs, overall financial condition, loan agreement restrictions as discussed below, future prospects for earnings and cash flows, as well as other relevant factors.  As discussed above in Recent Developments, we have suspended our quarterly dividend due to the impact of the COVID-19 pandemic.

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of March 31, 2020 (in millions):

Cinemark USA, Inc. term loan	$644.7
Cinemark USA, Inc. revolving line of credit	98.8
Cinemark USA, Inc. 5.125% senior notes due 2022	400.0
Cinemark USA, Inc. 4.875% senior notes due 2023	755.0
Total long-term debt	$1,898.5
Less current portion	6.6
Subtotal long-term debt, less current portion	$1,891.9
Less: Debt discounts and debt issuance costs, net of accumulated amortization	22.1
Long-term debt, less current portion, net of debt issuance costs	$1,869.8

As of March 31, 2020, approximately $0.1 million was available for borrowing under the revolving line of credit after giving effect to a $1.1 million letter of credit outstanding.

Contractual Obligations

There have been no material changes in our contractual obligations previously disclosed in “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed February 21, 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a $700.0 million term loan and a $100.0 million revolving credit line (the “Credit Agreement”). Under the amended Credit Agreement, quarterly principal payments of $1.6 million are due on the term loan through December 31, 2024, with a final principal payment of $613.4 million due on March 29, 2025. After giving effect to a letter of credit outstanding as of March 31, 2020, Cinemark USA, Inc. had no available borrowing capacity on the revolving credit line.

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

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on Cinemark USA, Inc.’s ability, and in certain instances, its subsidiaries’ and our ability, to consolidate or merge or liquidate, wind up or dissolve; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends or repurchase stock; and make capital expenditures and investments. If Cinemark USA, Inc. has borrowings outstanding on the revolving credit line, it is required to satisfy a consolidated net senior secured leverage ratio covenant as defined in the Credit Agreement, not to exceed 4.25 to 1.  As of March 31, 2020, the actual ratio was approximately 0.72 to 1.

The dividend restriction contained in the Credit Agreement prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Credit Agreement; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Credit Agreement, and (c) certain other defined amounts. As of March 31, 2020, Cinemark USA, Inc. could have distributed up to approximately $3,227 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the Credit Agreement, subject to its available cash and other borrowing restrictions outlined in the agreement.

We have four interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the term loan outstanding under the Credit Agreement. See Note 7 of our condensed consolidated financial statements for discussion of the interest rate swaps.

At March 31, 2020, there was $644.7 million outstanding under the term loan, $98.8 million of borrowings were outstanding under the $100.0 million revolving line of credit and approximately $0.1 million was available for borrowing under the revolving credit line after giving effect to a $1.1 million letter of credit outstanding.  On April 3, 2020, the letter of credit was cancelled and was no longer outstanding.   The average interest rate on outstanding term loan borrowings under the Credit Agreement at March 31, 2020 was approximately 3.5% per annum, after giving effect to the interest rate swap agreements discussed above.  The average interest rate on the outstanding revolver borrowings was 2.9% at March 31, 2020.

Cinemark USA, Inc. 5.125% Senior Notes

On December 18, 2012, Cinemark USA, Inc. issued $400.0 million aggregate principal amount of 5.125% Senior Notes due 2022, at par value (the “5.125% Senior Notes”). Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year. The 5.125% Senior Notes mature on December 15, 2022.

The indenture to the 5.125% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of March 31, 2020, Cinemark USA, Inc. could have distributed up to approximately $3,373 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 5.125% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 5.125% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 5.125% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of March 31, 2020 was approximately 6.6 to 1.

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

The indenture to the 4.875% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of March 31, 2020, Cinemark USA, Inc. could have distributed up to approximately $3,367 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 4.875% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 4.875% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 4.875% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of March 31, 2020 was approximately 6.6 to 1.

Covenant Compliance

As of March 31, 2020, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices.

Interest Rate Risk

We are currently party to a variable rate debt facility.  An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt. At March 31, 2020, we had an aggregate of approximately $143.5 million of variable rate debt outstanding.  Based on the interest rates in effect on the variable rate debt outstanding at March 31, 2020, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $1.4 million.

The table below provides information about our fixed rate and variable rate long-term debt agreements as of March 31, 2020:

	Expected Maturity for the Twelve-Month Periods Ending March 31,								Average
	(in millions)								Interest
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value	Rate
Fixed rate	$—	$—	$400.0	$755.0	$600.0	$—	$1,755.0	$1,355.4	4.5%
Variable rate (1)	6.6	6.6	105.4	6.6	18.3	—	143.5	135.5	3.0%
Total debt	$6.6	$6.6	$505.4	$761.6	$618.3	$—	$1,898.5	$1,490.9

Interest Rate Swap Agreements

All of our interest rate swap agreements qualify for cash flow hedge accounting.  The fair values of the interest rate swaps are recorded on our consolidated balance sheet as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive loss.  See Note 7 to the condensed consolidated financial statements for further discussion of the interest rate swap agreements.

Foreign Currency Exchange Rate Risk

There have been no material changes in foreign currency exchange rate risk previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed February 21, 2020.

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2020, we carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than the discussion at Note 19, there have been no material changes from legal proceedings previously reported under “Business – Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed February 21, 2020.

Item 1A. Risk Factors

See discussion in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed February 21, 2020, as updated by the information related to COVID-19 that was included in a Form 8-K that was filed on April 13, 2020, including the documents incorporated by reference therein.

Item 6. Exhibits

*10.1

Sixth Amendment, dated as of March 31, 2020, to Indenture of Lease dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century Cinema 16, Mountain View, CA.

*10.2

Sixth Amendment, dated as of March 31, 2020, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 14, Folsom, CA.

*10.3

Sixth Amendment, dated as of March 31, 2020, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century Laguna 16, Elk Grove, CA.

*10.4

Seventh Amendment, dated as of March 31, 2020, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 16, Sacramento, CA.

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

* 101

The following material from Cinemark Holdings, Inc.’s Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income (Loss), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

* 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK HOLDINGS, INC.
Registrant

DATE:	June 3, 2020

/s/ Mark Zoradi
Mark Zoradi
Chief Executive Officer

/s/ Sean Gamble
Sean Gamble
Chief Financial Officer