Form 10-Q
period 2020-06-30
Cinemark Holdings, Inc.
filed 2020-08-04
CIK 1385280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 24, 2020, 117,674,000 shares of common stock were issued and outstanding.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

Cautionary Statement Regarding Forward-Looking Statements

Certain matters within this Quarterly Report on Form 10Q include “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The “forward-looking statements” may include our current expectations, assumptions, estimates and projections about our business and our industry. They may include statements relating to future revenues, expenses and profitability, the future development and expected growth of our business, projected capital expenditures, attendance at movies generally or in any of the markets in which we operate, the number or diversity of popular movies released and our ability to successfully license and exhibit popular films, national and international growth in our industry, competition from other exhibitors and alternative forms of entertainment and determinations in lawsuits in which we are defendants. Forward-looking statements can be identified by the use of words such as “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict, including, among others, the impacts of COVID-19. Such risks and uncertainties could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. For a description of the risk factors, please review the “Risk Factors” section or other sections in the Company’s Annual Report on Form 10-K filed February 21, 2020, as updated by the information related to COVID-19 that was included in a Form 8-K that was filed on April 13, 2020, including the documents incorporated by reference therein, and this Quarterly Report on Form 10-Q. All forward-looking statements are expressly qualified in their entirety by such risk factors. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$571,755	$488,313
Inventories	15,584	21,686
Accounts receivable	23,543	83,722
Current income tax receivable	111,558	4,082
Prepaid expenses and other	22,299	37,187
Total current assets	744,739	634,990

Theatre properties and equipment	3,256,215	3,348,237
Less: accumulated depreciation and amortization	1,653,494	1,612,990
Theatre properties and equipment, net	1,602,721	1,735,247

Operating lease right-of-use assets, net	1,315,482	1,383,080

Other assets
Goodwill	1,266,937	1,283,371
Intangible assets, net	317,115	321,769
Investment in NCM	258,706	265,792
Investments in affiliates	131,130	155,285
Long-term deferred tax asset	15,056	9,369
Deferred charges and other assets, net	38,229	39,114
Total other assets	2,027,173	2,074,700
Total assets	$5,690,115	$5,828,017

Liabilities and equity
Current liabilities
Current portion of long-term debt	$7,349	$6,595
Current portion of operating lease obligations	213,124	217,406
Current portion of finance lease obligations	15,958	15,432
Current income tax payable	510	5,195
Current liability for uncertain tax positions	—	13,446
Accounts payable and accrued expenses	359,178	450,726
Total current liabilities	596,119	708,800
Long-term liabilities
Long-term debt, less current portion	2,117,286	1,771,342
Operating lease obligations, less current portion	1,167,018	1,223,462
Finance lease obligations, less current portion	132,870	141,017
Long-term deferred tax liability	152,319	141,836
Long-term liability for uncertain tax positions	14,533	848
NCM screen advertising advances	348,187	348,354
Other long-term liabilities	63,003	44,036
Total long-term liabilities	3,995,216	3,670,895
Commitments and contingencies (see Note 19)
Equity
Cinemark Holdings, Inc.'s stockholders' equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 122,516,246 shares issued and 117,681,782 shares outstanding at June 30, 2020 and 121,863,515 shares issued and 117,151,656 shares outstanding at December 31, 2019	122	122
Additional paid-in-capital	1,178,471	1,170,039
Treasury stock, 4,834,464 and 4,711,859 shares, at cost, at June 30, 2020 and December 31, 2019, respectively	(84,365)	(81,567)
Retained earnings	414,785	687,332
Accumulated other comprehensive loss	(422,092)	(340,112)
Total Cinemark Holdings, Inc.'s stockholders' equity	1,086,921	1,435,814
Noncontrolling interests	11,859	12,508
Total equity	1,098,780	1,448,322
Total liabilities and equity	$5,690,115	$5,828,017

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Admissions	$37	$521,072	$292,499	$916,612
Concession	124	345,282	190,480	596,606
Other	8,813	91,402	69,611	159,261
Total revenues	8,974	957,756	552,590	1,672,479

Cost of operations
Film rentals and advertising	388	294,705	157,005	504,782
Concession supplies	2,379	62,717	37,191	105,788
Salaries and wages	8,864	108,910	96,408	205,046
Facility lease expense	65,202	89,480	147,443	175,093
Utilities and other	34,871	122,696	135,394	233,333
General and administrative expenses	28,001	44,324	69,019	82,300
Depreciation and amortization	63,581	64,573	128,837	129,035
Impairment of long-lived assets	—	12,494	16,619	18,078
Restructuring costs	19,538	—	19,538	—
Loss on disposal of assets and other	425	1,805	2,330	5,604
Total cost of operations	223,249	801,704	809,784	1,459,059

Operating income (loss)	(214,275)	156,052	(257,194)	213,420

Other income (expense)
Interest expense	(28,372)	(24,929)	(53,038)	(50,070)
Amortization of accumulated losses for amended swap agreements	(2,669)	—	(2,669)	—
Interest income	803	3,468	2,887	6,159
Foreign currency exchange gain (loss)	916	(401)	(3,932)	(379)
Distributions from NCM	690	2,146	5,914	6,694
Interest expense - NCM	(5,934)	(4,732)	(11,825)	(9,514)
Equity in income (loss) of affiliates	(20,120)	8,439	(11,634)	18,843
Total other expense	(54,686)	(16,009)	(74,297)	(28,267)

Income (loss) before income taxes	(268,961)	140,043	(331,491)	185,153
Income taxes	(98,145)	38,182	(101,253)	50,099
Net income (loss)	$(170,816)	$101,861	$(230,238)	$135,054
Less: Net income (loss) attributable to noncontrolling interests	(427)	890	(258)	1,355
Net income (loss) attributable to Cinemark Holdings, Inc.	$(170,389)	$100,971	$(229,980)	$133,699

Basic	116,666	116,325	116,581	116,253
Diluted	116,666	116,548	116,581	116,524

Earnings (loss) per share attributable to Cinemark Holdings, Inc.'s common stockholders
Basic	$(1.45)	$0.86	$(1.96)	$1.14
Diluted	$(1.45)	$0.86	$(1.96)	$1.14

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(170,816)	$101,861	$(230,238)	$135,054
Other comprehensive income (loss), net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes of $275, $1,905, $1,954 and $2,974, net of settlements	849	(5,902)	(23,322)	(9,213)
Other comprehensive loss in equity method investments	—	(22)	—	(93)
Foreign currency translation adjustments	(3,702)	4,925	(61,327)	5,680
Total other comprehensive loss, net of tax	(2,853)	(999)	(84,649)	(3,626)
Total comprehensive income (loss), net of tax	(173,669)	100,862	(314,887)	131,428
Comprehensive (income) loss attributable to noncontrolling interests	427	(890)	258	(1,355)
Comprehensive income (loss) attributable to Cinemark Holdings, Inc.	$(173,242)	$99,972	$(314,629)	$130,073

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net income (loss)	$(230,238)	$135,054
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation	126,387	126,551
Amortization of intangible and other assets	2,450	2,484
Amortization of debt issue costs	2,917	2,655
Amortization of NCM screen advertising advances and other deferred revenues	(15,795)	(8,020)
Amortization of accumulated losses for amended swap agreements	2,669	—
Interest accrued on NCM screen advertising advances	11,825	—
Impairment of long-lived assets	16,619	18,078
Share based awards compensation expense	8,432	6,646
Loss on disposal of assets and other	2,330	5,604
Non-cash rent expense	833	(2,150)
Equity in (income) loss of affiliates	11,634	(18,843)
Deferred income tax expenses	3,380	5,840
Distributions from equity investees	23,284	19,665
Changes in assets and liabilities and other	(120,597)	10,015
Net cash provided by (used for) operating activities	(153,870)	303,579

Investing activities
Additions to theatre properties and equipment	(46,959)	(115,169)
Acquisition of theatres in the U.S. and international markets, net of cash acquired	—	(10,170)
Proceeds from sale of theatre properties and equipment and other	198	153
Investment in joint ventures and other, net	(50)	—
Net cash used for investing activities	(46,811)	(125,186)

Financing activities
Dividends paid to stockholders	(42,311)	(79,620)
Payroll taxes paid as a result of stock withholdings	(2,798)	(2,247)
Proceeds from revolving line of credit	98,800	—
Proceeds from other borrowings	256,136	—
Repayments of long-term debt	(3,298)	(3,298)
Payment of debt issue costs	(7,858)	—
Payments on finance leases	(7,620)	(7,131)
Other	(392)	(1,294)
Net cash provided by (used for) financing activities	290,659	(93,590)

Effect of exchange rate changes on cash and cash equivalents	(6,536)	367

Increase in cash and cash equivalents	83,442	85,170

Cash and cash equivalents:
Beginning of period	488,313	426,222
End of period	$571,755	$511,392

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

The accompanying condensed consolidated balance sheet as of December 31, 2019, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. Majority-owned subsidiaries of which the Company has control are consolidated while those affiliates of which the Company owns between 20% and 50% and does not control are accounted for under the equity method. Those affiliates of which the Company owns less than 20% are generally accounted for under the cost method, unless the Company is deemed to have the ability to exercise significant influence over the affiliate, in which case the Company would account for its investment under the equity method. The results of these subsidiaries and affiliates are included in the condensed consolidated financial statements effective with their formation or from their dates of acquisition. Intercompany balances and transactions are eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2019, included in the Annual Report on Form 10-K filed February 21, 2020 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be achieved for the full year.
2.	Impact of COVID-19

The outbreak of the COVID-19 pandemic has had an unprecedented impact on the world and the movie exhibition industry. The social and economic effects are widespread, and the situation continues to evolve.  As a movie exhibitor that operates spaces where patrons gather in close proximity, the Company’s business has been, and continues to be, significantly impacted by protective actions taken by governmental authorities to control the spread of the pandemic.  To comply with government mandates, the Company temporarily closed all of its theatres in the U.S. and Latin America effective March 17, 2020 and March 18, 2020, respectively.

Because of the Company’s focus on maintaining a healthy balance sheet and low leverage, the Company believes it entered the global COVID-19 crisis in a strong financial position. Even if the Company’s theatres remained closed for the remainder of the year, the Company believes it has sufficient cash to sustain operations into 2021. Nonetheless, the COVID-19 pandemic has had and may continue to have adverse effects on our business, results of operations, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness. In conjunction with the temporary closure of its theatres in March 2020, the Company implemented temporary personnel and salary reductions, halted non-essential operating and capital expenditures, suspended its quarterly dividend, negotiated modified timing and/or abatement of contractual payments with landlords and other major suppliers.

The Company has elected to take advantage of certain tax-related benefits available under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) signed into U.S. federal law on March 27, 2020. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss (“NOL”) utilization and carryback periods, modifications to the net interest deduction limitations and a technical correction to the 2017 Tax Cuts and Jobs Act, which makes certain qualified improvement property eligible for bonus depreciation. The Company expects to receive approximately $20,000 in cash tax refunds related to qualified improvement property expenditures from 2018 and 2019, to defer payment of employer social security payroll taxes for 2020, to receive payroll tax credits for expenses related to paying wages and health benefits to employees who were not working as a result of closures and reduced receipts associated with COVID-19, and to apply tax losses incurred in 2020 to prior year income for refunds when its 2020 return is filed in 2021.  The Company continues to review and evaluate other available potential benefits under the CARES Act as well as any future legislation signed into law during 2020. If the Company receives certain government disaster relief assistance, it may be subject to certain requirements imposed by the government on the recipients of the aid including restrictions on executive officer compensation, share buybacks, dividends, prepayment of debt, incurrence of additional indebtedness and other similar restrictions until the aid is repaid or redeemed

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

in full. However, the Company cannot predict the manner in which such benefits will be allocated or administered and cannot predict whether it will be able to access such benefits in a timely manner or at all.

The Company continues to evaluate availability of new studio content, the status of the COVID-19 pandemic and local government regulations in assessing its reopening plans.  The Company reopened five of its domestic theatres in June 2020 as part of its test-and-learn strategy to define training, communication, implementation and execution of enhanced health and safety protocols.  These theatres opened to reduced operating hours with library content and “welcome back” pricing for tickets and concession products to encourage patrons to return to the movies.  The Company expanded its test-and-learn strategy to ten additional theatres on July 31, 2020 to further assess protocols and analyze results in other markets across the U.S.  The Company is evaluating the timing of its phased reopening of additional theatres, which is subject to the status of the COVID-19 pandemic, local government regulations and availability of new studio content.  The Company is still evaluating the timing of reopening of its theatres in Latin America.

The Company has implemented health and safety protocols in its theatres as a result of the pandemic for the safety of its employees and guests including, but not limited to, the following:

•	staggering showtimes to maximize physical distancing
•	employing seat buffering technology to ensure social distancing within the auditorium
•	implementing contactless transactions, such as limiting the use of cash to the box office and eliminating the paper ticket stub
•	requiring face masks for all guests within the theater, which may only be removed for eating and drinking in the auditoriums
•	substantially raising fresh-air rates of our building HVAC systems by adding purge cycles and constantly using supply fans to increase the total volume of fresh, outside air flowing into our theaters
•	using vacuums equipped with new HEPA filters that trap microscopic particles, including COVID-19
•	implementing stringent disinfecting and sanitizing protocols and supply of hand sanitizer and seat wipes for patrons
•	requiring that employees receive special training, participate in wellness check-ins and use personal protective wear, including face masks and gloves

With these comprehensive health and safety protocols in place, the Company believes it can more safely operate theaters while prioritizing the health of employees, guests and communities.  The Company will continue to evolve these protocols based on changes to recommendations by the Centers for Disease Control and Prevention and local government mandates, as well as the Company’s experiences as it reopens theatres.

Restructuring Charges

In addition to the Company’s initial actions in response to the COVID-19 pandemic discussed above, during June 2020, Company management approved and announced a restructuring plan to realign its operations to create a more efficient cost structure (referred to herein as the “2020 Restructuring Plan”).  The 2020 Restructuring Plan primarily includes a permanent headcount reduction at its domestic corporate office and the permanent closure of thirteen domestic and seven international theatres.  The Company recorded $19,538 in restructuring costs on the condensed consolidated statement of income for the three and six months ended June 30, 2020.  The following table summarizes the costs of the 2020 Restructuring Plan and the remaining liability at June 30, 2020:

	U.S. Operating Segment			International Operating Segment			Consolidated
	Employee-related Costs	Facility Closure Costs	Total Charges	Employee-related Costs	Facility Closure Costs	Total Charges	Employee-related Costs	Facility Closure Costs	Total Charges
Restructuring charges during the three months ended June 30, 2020	$8,955	$7,589	$16,544	$163	$2,831	$2,994	$9,118	$10,420	$19,538
Amounts paid	(90)	(482)	(572)	—	(42)	(42)	(90)	(524)	(614)
Noncash write-offs	—	88	88	—	(2,374)	(2,374)	—	(2,286)	(2,286)
Reserve balance at June 30, 2020	$8,865	$7,195	$16,060	$163	$415	$578	$9,028	$7,610	$16,638

The unpaid and accrued restructuring costs of $16,638 are reflected in accounts payable and accrued expenses on the condensed consolidated balance sheet as of June 30, 2020.

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
4.	Lease Accounting

Lease Deferrals and Abatements

Upon the temporary closure of theatres in March 2020, the Company initiated discussions with landlords to negotiate the deferral of rent and other lease-related payments while theatres remained closed.  The amendments signed with the landlords involve varying concessions, including the abatement of rent payments during closure, deferral of all or a portion of rent payments to later periods and deferrals of rent payments to later periods combined with an early exercise of an existing renewal option or extension of the lease term.  In some cases, the Company is entitled to rent-free periods while theatres remain closed in certain locations due to local regulations.  Total payments withheld and/or deferred as of June 30, 2020 were approximately $42,691 and are included in accounts payable and accrued expenses in the condensed consolidated balance sheet. Additional negotiations of payment terms are still in process.

In April 2020, the FASB staff released guidance indicating that in response to the COVID-19 crisis, an entity would not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance in Topic 842 to those contracts.  The election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. For example, this election is available for concessions that result in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract.

The Company elected to not remeasure the related lease liabilities and right-of-use assets for those leases where the concessions and deferrals did not result in a significant change in total payments under the lease and where the remaining lease term did not change as a result of the negotiation.   For those leases that were renewed or extended as a result of the negotiation to defer rent payments, the Company recalculated the related lease liability and right-of-use asset based on the new terms.  During the three months ended June 30, 2020, the Company did not recognize a material amount of negative lease expense related to rent abatement concessions.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table represents the Company’s aggregate lease costs, by lease classification, for the periods presented.

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Lease Cost	Classification	2020	2019	2020	2019
Operating lease costs
Equipment (1)	Utilities and other	$131	$1,861	$1,672	$3,604
Real Estate (2)(3)	Facility lease expense	63,460	89,849	145,118	174,634
Total operating lease costs		$63,591	$91,710	$146,790	$178,238

Finance lease costs
Amortization of leased assets	Depreciation and amortization	$3,680	$3,739	$7,387	$7,479
Interest on lease liabilities	Interest expense	1,757	1,984	3,608	4,005
Total finance lease costs		$5,437	$5,723	$10,995	$11,484
(1)

Includes approximately $(985) and $736 of short-term lease payments for the three months ended June 30, 2020 and 2019, respectively.  Includes approximately $(572) and $1,356 of short-term lease payments for the six months ended June 30, 2020 and 2019, respectively.  The amounts for the three and six months ended June 30, 2020 were impacted by i) a decrease in short term lease payments while theatres were closed and ii) rent abatements on leases that were not recalculated in accordance with the FASB guidance discussed above, which resulted in variable rent credits in the amount of the rent abatements.

(2)

Includes approximately $(2,910) and $20,344 of variable lease payments based on a change in index, such as CPI or inflation, variable payments based on revenues or attendance and variable common area maintenance costs for the three months ended June 30, 2020 and 2019, respectively. Includes approximately $9,337 and $35,618 of variable lease payments based on a change in index, such as CPI or inflation, variable payments based on revenues or attendance and variable common area maintenance costs for the six months ended June 30, 2020 and 2019.  The amounts for the three and six months ended June 30, 2020 were impacted by rent abatements on leases that were not recalculated in accordance with the FASB guidance discussed above, which resulted in variable rent credits in the amount of the rent abatements.

(3)

Approximately $327 and $382 of lease payments are included in general and administrative expenses primarily related to office leases for the three months ended June 30, 2020 and 2019, respectively.  Approximately $787 and $784 of lease payments are included in general and administrative expenses primarily related to office leases for the six months ended June 30, 2020 and 2019, respectively.

The following table represents the minimum cash lease payments included in the measurement of lease liabilities and the non-cash addition of assets for the periods indicated.

	Six Months Ended
	June 30,
Other Information	2020	2019
Contractual cash payments included in the measurement of lease liabilities(1)
Cash outflows for operating leases	$138,025	$141,264
Cash outflows for finance leases - operating activities	$3,579	$3,893
Cash outflows for finance leases - financing activities	$7,620	$7,131
Non-cash amount of leased assets obtained in exchange for:
Operating lease liabilities - real estate	$60,788	$37,582
Operating lease liabilities - equipment	$56	$339
Finance lease liabilities	$—	$—
(1)

As discussed above at Lease Deferrals and Abatements, the Company negotiated certain lease amendments to defer and/or abate contractual payments as a result of the COVID-19 pandemic and temporary closure of theatres.  In accordance with FASB Staff guidance, the Company did not recalculate lease liabilities and right of use assets for amendments that did not result in a substantial increase in the rights of the lessor or the obligations of the lessee.  Contractual payment amounts for the six months ended June 30, 2020 above are prior to the impact of deferred or abated rent amounts.

As of June 30, 2020, the Company had signed lease agreements with total noncancelable lease payments of approximately $220,403 related to theatre leases that had not yet commenced.  The timing of lease commencement is dependent on the completion of construction of the related theatre facility.  Additionally, these amounts are based on estimated square footage and costs to construct each facility and may be subject to adjustment upon final completion of each construction project.  In accordance with ASC Topic

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

842, fixed minimum lease payments related to these theatres are not included in the right-of-use assets and lease liabilities as of June 30, 2020.  There were no noncancelable lease agreements signed, but not yet commenced, related to equipment leases as of June 30, 2020.

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

Accounts receivable as of June 30, 2020 and December 31, 2019 included approximately $7,870 and $31,620 of receivables, respectively, related to contracts with customers.  The Company did not record any assets related to the costs to obtain or fulfill a contract with customers during the six months ended June 30, 2020 or June 30, 2019.

Disaggregation of Revenue

The following tables present revenues for the three and six months ended June 30, 2020 and 2019, disaggregated based on major type of good or service and by reportable operating segment and disaggregated based on timing of revenue recognition.

	Three Months Ended			Six Months Ended
	June 30, 2020			June 30, 2020
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Admissions revenues	$37	$—	$37	$232,363	$60,136	$292,499
Concession revenues	55	69	124	152,813	37,667	190,480
Screen advertising, screen rental and promotional revenues(2)	7,883	478	8,361	26,092	12,924	39,016
Other revenues	180	272	452	24,330	6,265	30,595
Total revenues	$8,155	$819	$8,974	$435,598	$116,992	$552,590

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	Three Months Ended			Six Months Ended
	June 30, 2019			June 30, 2019
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Admissions revenues	$406,923	$114,149	$521,072	$715,762	$200,850	$916,612
Concession revenues	274,926	70,356	345,282	474,312	122,294	596,606
Screen advertising, screen rental and promotional revenues	22,302	19,101	41,403	42,882	33,139	76,021
Other revenues	38,775	11,224	49,999	64,786	18,454	83,240
Total revenues	$742,926	$214,830	$957,756	$1,297,742	$374,737	$1,672,479

	Three Months Ended			Six Months Ended
	June 30, 2020			June 30, 2020
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
Timing of Recognition	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$89	$77	$166	$401,531	$101,329	$502,860
Goods and services transferred over time(2)	8,066	742	8,808	34,067	15,663	49,730
Total	$8,155	$819	$8,974	$435,598	$116,992	$552,590

	Three Months Ended			Six Months Ended
	June 30, 2019			June 30, 2019
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
Timing of Recognition	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$718,582	$192,422	$911,004	$1,250,765	$335,531	$1,586,296
Goods and services transferred over time	24,344	22,408	46,752	46,977	39,206	86,183
Total	$742,926	$214,830	$957,756	$1,297,742	$374,737	$1,672,479
(1)	U.S. segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 17 for additional information on intercompany eliminations.
(2)	Amount includes amortization of NCM screen advertising advances. See Deferred Revenues below.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Deferred Revenues

The following table presents changes in the Company’s advances and deferred revenues for the six months ended June 30, 2020.

	NCM screen advertising advances (1)	Other Deferred Revenues (2)	Total
Balance at January 1, 2020	$348,354	$138,426	$486,780
Amounts recognized as accounts receivable	—	3,147	3,147
Cash received from customers in advance	—	44,557	44,557
Common units received from NCM (see Note 9)	3,620	—	3,620
Interest accrued related to significant financing component	11,825	—	11,825
Revenue recognized during period	(15,612)	(43,617)	(59,229)
Foreign currency translation adjustments	—	(1,747)	(1,747)
Balance at June 30, 2020	$348,187	$140,766	$488,953
(1)	See Note 9 for the maturity of balance as of June 30, 2020.
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

The table below summarizes the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of June 30, 2020 and when the Company expects to recognize this revenue.

	Twelve Months Ended June 30,
Remaining Performance Obligations	2021	2022	2023	2024	2025	Thereafter	Total
Other Deferred revenue	$125,777	$14,893	$96	$—	$—	$—	$140,766

6.	Earnings Per Share

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table presents computations of basic and diluted earnings per share under the two-class method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Cinemark Holdings, Inc.	$(170,389)	$100,971	$(229,980)	$133,699
Loss (earnings) allocated to participating share-based awards (1)	1,329	(656)	1,514	(779)
Net income (loss) attributable to common stockholders	$(169,060)	$100,315	$(228,466)	$132,920

Denominator (shares in thousands):
Basic weighted average common stock outstanding	116,666	116,325	116,581	116,253
Common equivalent shares for restricted stock units (2)	—	223	—	271
Diluted common equivalent shares	116,666	116,548	116,581	116,524

Basic earnings (loss) per share attributable to common stockholders	$(1.45)	$0.86	$(1.96)	$1.14
Diluted earnings (loss) per share attributable to common stockholders	$(1.45)	$0.86	$(1.96)	$1.14

(1)

For the three months ended June 30, 2020 and 2019, a weighted average of approximately 917 and 763 shares of restricted stock, respectively, were considered participating securities.  For the six months ended June 30, 2020 and 2019, a weighted average of approximately 771 and 685 shares of restricted stock, respectively, were considered participating securities.

(2)

For the three months ended June 30, 2020, approximately 475 common equivalent shares for restricted stock units were excluded because they were anti-dilutive.  For the six months ended June 30, 2020, approximately 28 common equivalent shares for restricted stock units were excluded because they were anti-dilutive.

7.	Long Term Debt Activity

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a $700,000 term loan and a $100,000 revolving credit line (the “Credit Agreement”).  On March 25, 2020, the Company borrowed $98,800 under the revolving credit line of the Credit Agreement.

As of June 30, 2020, there was $643,029 outstanding under the term loan and $98,800 outstanding under the revolving credit line.   As of June 30, 2020, approximately $1,200 was available for borrowing. Quarterly principal payments of $1,649 are due on the term loan through December 31, 2024, with a final principal payment of $613,351 due on March 29, 2025.  The revolving credit line matures November 28, 2022.

The average interest rate on outstanding term loan borrowings under the Credit Agreement at June 30, 2020 was approximately 3.4% per annum, after giving effect to the interest rate swap agreements discussed below.  The average interest rate on the outstanding revolver borrowings was 1.8% at June 30, 2020.

On April 17, 2020, in conjunction with the issuance of the 8.750% Secured Notes discussed below, the Company obtained a waiver of the maintenance covenant from the majority of revolving lenders under the Credit Agreement for the fiscal quarters ending September 30, 2020 and December 31, 2020.

8.750% Secured Notes

On April 20, 2020, Cinemark USA, Inc. issued $250,000 8.750% senior secured notes (the “8.750% Secured Notes”).  The notes will mature on May 1, 2025; provided, however, that if (i) on September 13, 2022, the aggregate outstanding principal amount of the 5.125% Senior Notes that shall not have been purchased, repurchased, redeemed, defeased or otherwise acquired, retired, cancelled or discharged exceeds $50,000, the notes will mature on September 14, 2022 and (ii) on February 27, 2023, the aggregate outstanding principal amount of the 4.875% Senior Notes that shall not have been purchased, repurchased, redeemed, defeased or otherwise acquired, retired, cancelled or discharged exceeds $50,000, the notes will mature on February 28, 2023. Interest on the notes will be payable on May 1 and November 1 of each year, beginning on November 1, 2020.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The 8.750% Secured Notes will be fully and unconditionally guaranteed on a joint and several senior basis by certain of the Company’s subsidiaries that guarantee, assume or in any other manner become liable with respect to any of the Company’s or its guarantors’ other debt. If the Company cannot make payments on the 8.750% Secured Notes when they are due, the Company’s guarantors must make them instead. Under certain circumstances, the guarantees may be released without action by, or the consent of, the holders of the 8.750% Secured Notes.

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

Additional Borrowings of International Subsidiaries

During May 2020, the Company’s subsidiary in Peru borrowed the USD equivalent of approximately $2,811 under a 1% loan. Principal payments are due monthly beginning in July 2021 through June 2023.  Accrued and unpaid interest is to be paid when principal payments are due.  The Company is subject to certain customary negative covenants under the loan.

During May and June 2020, the Company’s subsidiary in Colombia borrowed the USD equivalent of approximately $3,325 under two variable rate loans. Aggregate principal payments are due monthly beginning in December 2020 through May 2023.  Accrued and unpaid interest is to be paid when principal payments are due.  The variable interest rates on the loans ranged from approximately 7.5% to 8.5% as of June 30, 2020.  The Company is subject to certain customary negative covenants under the loans.

Interest Rate Swap Agreements

Effective March 31, 2020, the Company amended and extended its three existing interest rate swap agreements and entered into a fourth interest rate swap agreement, all of which are used to hedge a portion of the interest rate risk associated with the variable interest rates on the Company’s term loan debt and qualify for cash flow hedge accounting. Below is a summary of the Company’s interest rate swap agreements designated as cash flow hedges as of June 30, 2020:

					Estimated
					Fair Value at
Notional					June 30,
Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	2020 (1)
$137,500	December 31, 2018	2.12%	1-Month LIBOR	December 31, 2024	$10,934
$175,000	December 31, 2018	2.12%	1-Month LIBOR	December 31, 2024	13,984
$137,500	December 31, 2018	2.19%	1-Month LIBOR	December 31, 2024	11,398
$150,000	March 31, 2020	0.57%	1-Month LIBOR	March 31, 2022	1,020
				Total	$37,336

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

(1)

Approximately $9,758 of the total is included in accounts payable and accrued expenses and $27,578 is included in other long-term liabilities on the condensed consolidated balance sheet as of June 30, 2020.

  Upon amending the interest rate swap agreements effective March 31,2020, the Company determined that the interest payments hedged with the agreements are still probable to occur, therefore the loss that accumulated on the swaps prior to the amendments of $29,359 is being amortized on a straight-line basis to interest expense through December 31, 2022, the original maturity dates of the swaps.   Approximately $2,669 was recorded in amortization of accumulated losses for amended swaps in the condensed consolidated income statement for the three and six months ended June 30, 2020.

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

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt using the market approach, which utilizes quoted market prices that fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by ASC 820, Fair Value Measurement (“ASC Topic 820”). The carrying value of the Company’s long-term debt was $2,152,965 and $1,801,327 as of June 30, 2020 and December 31, 2019, respectively, excluding unamortized debt discounts and debt issue costs. The fair value of the Company’s long-term debt was $1,984,469 and $1,826,503 as of June 30, 2020 and December 31, 2019, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

8.	Equity

Below is a summary of changes in stockholders’ equity attributable to Cinemark Holdings, Inc., noncontrolling interests and total equity for the three and six months ended June 30, 2020 and 2019:

	Common Stock	Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Cinemark Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2020	$122	$(81,567)	$1,170,039	$687,332	$(340,112)	$1,435,814	$12,508	$1,448,322
Issuance of share based awards and share based awards compensation expense	—	—	4,111	—	—	4,111	—	4,111
Stock withholdings related to share based awards that vested during the three months ended March 31, 2020	—	(2,691)	—	—	—	(2,691)	—	(2,691)
Dividends paid to stockholders, $0.36 per common share (1)	—	—	—	(42,311)	—	(42,311)	—	(42,311)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(392)	(392)
Dividends accrued on unvested restricted stock unit awards (1)	—	—	—	(256)	—	(256)	—	(256)
Net income (loss)	—	—	—	(59,591)	—	(59,591)	169	(59,422)
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	(24,171)	(24,171)	—	(24,171)
Foreign currency translation adjustments	—	—	—	—	(57,625)	(57,625)	—	(57,625)
Balance at March 31, 2020	122	(84,258)	1,174,150	585,174	(421,908)	1,253,280	12,285	1,265,565
Issuance of share based awards and share based awards compensation expense	—	—	4,321	—	—	4,321	—	4,321
Stock withholdings related to share based awards that vested during the three months ended June 30, 2020	—	(107)	—	—	—	(107)	—	(107)
Net loss	—	—	—	(170,389)	—	(170,389)	(427)	(170,816)
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	849	849	—	849
Amortization of accumulated losses for amended swap agreements	—	—	—	—	2,669	2,669	—	2,669
Foreign currency translation adjustments	—	—	—	—	(3,702)	(3,702)	—	(3,702)
Balance at June 30, 2020	$122	$(84,365)	$1,178,471	$414,785	$(422,092)	$1,086,921	$11,859	$1,098,780

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	Common Stock	Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Cinemark Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2019	$121	$(79,259)	$1,155,424	$686,459	$(319,007)	$1,443,738	$12,379	$1,456,117
Cumulative effect of change in accounting principle, net of taxes of $6,054	—	—	—	16,985	—	16,985	—	16,985
Issuance of share based awards and share based awards compensation expense	—	—	2,970		—	2,970	—	2,970
Stock withholdings related to share based awards that vested during the three months ended March 31, 2019	—	(1,947)	—	—	—	(1,947)	—	(1,947)
Dividends paid to stockholders, $0.34 per common share (1)	—	—	—	(39,797)	—	(39,797)	—	(39,797)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(1,000)	(1,000)
Dividends accrued on unvested restricted stock unit awards (1)	—	—	—	(108)	—	(108)	—	(108)
Net income	—	—	—	32,728	—	32,728	465	33,193
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	(3,311)	(3,311)	—	(3,311)
Other comprehensive loss in equity method investees	—	—	—	—	(71)	(71)	—	(71)
Foreign currency translation adjustments	—	—	—	—	755	755	—	755
Balance at March 31, 2019	121	(81,206)	1,158,394	696,267	(321,634)	1,451,942	11,844	1,463,786
Issuance of share based awards and share based awards compensation expense	1	—	3,676	—	—	3,677	—	3,677
Stock withholdings related to share based awards that vested during the three months ended June 30, 2019	—	(300)	—	—	—	(300)	—	(300)
Dividends paid to stockholders, $0.34 per common share (1)	—	—	—	(39,823)	—	(39,823)	—	(39,823)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(294)	(294)
Dividends accrued on unvested restricted stock unit awards (1)	—	—	—	(189)	—	(189)	—	(189)
Net income	—	—	—	100,971	—	100,971	890	101,861
Other comprehensive loss in equity method investees	—	—	—	—	(22)	(22)	—	(22)
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	(5,902)	(5,902)	—	(5,902)
Foreign currency translation adjustments	—	—	—	—	4,925	4,925	—	4,925
Balance at June 30, 2019	$122	$(81,506)	$1,162,070	$757,226	$(322,633)	$1,515,279	$12,440	$1,527,719

(1)	Below is a summary of dividends paid to stockholders as well as dividends accrued on unvested restricted stock units during the six months ended June 30, 2020 and 2019:
			Amount per Share
Declaration Date	Record Date	Payable Date	of Common Stock	Total
2/21/2020	3/6/2020	3/20/2020	$0.36	$42,567
Six Months Ended June 30, 2020			$0.36	$42,567

2/22/2019	3/8/2019	3/22/2019	$0.34	$39,905
5/23/2019	6/8/2019	6/24/2019	0.34	40,012
Six Months Ended June 30, 2019			$0.68	$79,917

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

9.	National CineMedia

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

	Investment in NCM	NCM Screen Advertising Advances	Distributions from NCM	Equity in Earnings	Other Revenue	Interest Expense - NCM	Cash Received
Balance as of January 1, 2020	$265,792	$(348,354)
Receipt of common units due to annual common unit adjustment ("CUA")	3,620	(3,620)	$—	$—	$—	$—	$—
Screen rental revenues earned under ESA (1)	—	—	—	—	(3,464)	—	3,464
Interest accrued related to significant financing component	—	(11,825)	—	—	—	11,825	—
Receipt of excess cash distributions	(12,022)	—	(5,914)	—	—	—	17,936
Equity in earnings	1,316	—	—	(1,316)	—	—	—
Amortization of screen advertising advances	—	15,612	—	—	(15,612)	—	—
Balance as of and for the six months ended June 30, 2020	$258,706	$(348,187)	$(5,914)	$(1,316)	$(19,076)	$11,825	$21,400

(1)

Amounts include the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $2,135.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

During March 2020, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, on June 30, 2020, the Company received an additional 1,112,368 common units of NCM, each of which is convertible into one share of NCMI common stock. The Company recorded the additional common units received at estimated fair value with a corresponding adjustment to NCM screen advertising advances of approximately $3,620. The fair value of the common units received was estimated based on the market price of NCMI common stock at the time the common units were determined, adjusted for volatility associated with the estimated time period it would take to convert the common units and register the respective shares.

As of June 30, 2020, the Company owned a total of 40,850,068 common units of NCM, representing an ownership interest of approximately 25%. Each of the Company’s common units in NCM is convertible into one share of NCM, Inc. common stock.  As of June 30, 2020, the estimated fair value of the Company’s investment in NCM was approximately $121,325 based on NCM, Inc.’s stock price as of June 30, 2020 of $2.97 per share (Level 1 input as defined in FASB ASC Topic 820), which was below the Company’s carrying value of $258,706.  The market value of NCM, Inc.’s stock price may vary due to the performance of the business, industry trends, general and economic conditions and other factors, including those resulting from the impact of COVID-19 (see Note 2).  The Company does not believe that the decline in NCM, Inc.’s stock price is other than temporary as the Company and other industry participants, who are also members of the NCM network, are planning to reopen theatres over the next few months, and the Company expects industry attendance to recover gradually over time.  Therefore, no impairment of the Company’s investment in NCM was recorded during the six months ended June 30, 2020.

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

The recognition of revenue related to the NCM screen advertising advances will be recorded on a straight-line basis through February 2041.

	Twelve Months Ended June 30,
Remaining Maturity	2021	2022	2023	2024	2025	Thereafter	Total
NCM screen advertising advances	$7,997	$8,549	$9,141	$9,774	$10,453	$302,273	$348,187

Significant Financing Component

Prior to the September 17, 2019 amendment of the ESA, the Company applied a significant financing component, as required by ASC Topic 606, due to the significant length of time between receiving the NCM screen advertising advances (the $174,000 received at the NCMI IPO and the periodic common unit adjustments) and completion of the performance obligation. Effective September 17, 2019, upon the Company’s evaluation and determination that ASC Topic 842 applies to the amended ESA, the Company determined it acceptable to apply the significant financing component guidance from ASC Topic 606 by analogy as the economic substance of the agreement represents a financing arrangement. As a result of the significant financing component, the Company recognized incremental screen rental revenue and an offsetting interest expense of $15,612 and $11,825, respectively, during the six months ended June 30, 2020. The interest expense was calculated using the Company’s incremental borrowing rates at the time when the cash and each tranche of common units were received from NCM, which ranged from 4.4% to 8.3%.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

NCM Financial Information

Below is summary financial information for NCM for the periods indicated:

	Three Months Ended	Three Months ended	Six Months ended	Six Months ended
	June 25, 2020	June 27, 2019	June 25, 2020	June 27, 2019
Gross revenues	$4,000	$110,200	$68,700	$187,100
Operating income (loss)	$(23,800)	$37,700	$(18,900)	$48,600
Net income (loss)	$(37,800)	$23,500	$(46,400)	$20,600

	As of	As of
	June 25, 2020	December 26, 2019
Current assets	$197,700	$185,400
Noncurrent assets	$700,900	$706,600
Current liabilities	$46,700	$125,500
Noncurrent liabilities	$1,074,600	$947,800
Members deficit	$(222,700)	$(181,300)

10.	Other Investments

Below is a summary of activity for each of the Company’s other investments for the six months ended June 30, 2020:

	DCIP	AC JV, LLC	DCDC	FE Concepts	Other	Total
Balance at January 1, 2020	$124,696	$5,022	$3,169	$19,519	$2,879	$155,285
Cash distributions received	(10,383)	—	(878)	—	—	(11,261)
Equity in income (loss)	(11,569)	43	(705)	(719)	—	(12,950)
Other	50	—	—	—	6	56
Balance at June 30, 2020	$102,794	$5,065	$1,586	$18,800	$2,885	$131,130

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

As of June 30, 2020, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is summary financial information for DCIP for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Gross revenues	$23	$48,007	$32,533	$85,671
Operating income (loss)	$(37,305)	$30,573	$(42,544)	$50,781
Net income (loss)	$(37,966)	$28,475	$(49,106)	$46,960

	As of
	June 30, 2020	December 31, 2019
Current assets	$22,163	$51,382
Noncurrent assets	$496,545	$581,547
Current liabilities	$56,931	$70,515
Noncurrent liabilities	$733	$190
Members' equity	$461,044	$562,224

As of June 30, 2020, the Company had 3,812 digital projection systems being leased under the master equipment lease agreement with Kasima LLC, which is an indirect subsidiary of DCIP and a related party to the Company. The Company had the following transactions with DCIP, reflected in utilities and other costs on the condensed consolidated statements of income, during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Equipment lease payments (1)	$—	$1,131	$1,038	$2,252
Warranty reimbursements from DCIP	$—	$(2,951)	$(3,123)	$(5,889)
Management service fees	$—	$152	$84	$310
(1)

The Company negotiated an abatement of lease payments during the temporary closure of its theatres as a result of the COVID-19 pandemic.  The Company did not remeasure its lease liabilities and lease right-of-use assets as a result of these negotiations in accordance with FASB guidance.  See further discussion at Note 4.

AC JV, LLC

During December 2013, the Company, Regal, AMC (the “AC Founding Members”) and NCM entered into a series of agreements that resulted in the formation of AC JV, LLC (“AC”), a joint venture that owns “Fathom Events” formerly operated by NCM.  The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators, including concerts, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. The Company paid event fees to AC of $2,258 and $8,475 for the six months ended June 30, 2020 and 2019, respectively, which are included in film rentals and advertising costs on the condensed consolidated statements of income. The Company accounts for its investment in AC under the equity method of accounting.

Digital Cinema Distribution Coalition

Digital Cinema Distribution Coalition (“DCDC”) is a joint venture among the Company, Universal, Warner Bros., AMC and Regal.  DCDC operates a satellite distribution network that distributes all digital content to U.S. theatres via satellite. The Company has an approximate 14.6% ownership in DCDC. The Company paid approximately $208 and $508 to DCDC during the six months ended June 30, 2020 and 2019, respectively, related to content delivery services provided by DCDC.  These fees are included in film rentals and advertising costs on the condensed consolidated statements of income. The Company accounts for its investment in DCDC under the equity method of accounting.

FE Concepts, LLC

During April 2018, the Company, through its wholly-owned indirect subsidiary CNMK Texas Properties, LLC (“CNMK”), formed a joint venture, FE Concepts, LLC (“FE Concepts”) with AWSR Investments, LLC (“AWSR”), an entity owned by Lee Roy Mitchell and Tandy Mitchell.  FE Concepts operates a family entertainment center that offers bowling, gaming, movies and other amenities that opened during December 2019.  The Company and AWSR each invested approximately $20,000 and each have a 50% voting interest in FE Concepts.  The Company accounts for its investment in FE Concepts under the equity method of accounting.  The Company has a theatre services agreement with FE Concepts under which it provides film booking and equipment monitoring

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

services. The Company recorded $10 of theatre services revenue under the agreement during the three and six months ended June 30, 2020.

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

Treasury Stock — Treasury stock represents shares of common stock repurchased or withheld by the Company and not yet retired. The Company has applied the cost method in recording its treasury shares.  Below is a summary of the Company’s treasury stock activity for the six months ended June 30, 2020:

	Number of
	Treasury
	Shares	Cost
Balance at January 1, 2020	4,711,859	$81,567
Restricted stock withholdings (1)	94,882	2,798
Restricted stock forfeitures	27,723	—
Balance at June 30, 2020	4,834,464	$84,365

(1)

The Company withheld restricted shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting in restricted stock and restricted stock units.  The Company determined the number of shares to be withheld based upon market values ranging from $8.03 to $32.12 per share.

As of June 30, 2020, the Company had no plans to retire any shares of treasury stock.

Restricted Stock – During the six months ended June 30, 2020, the Company granted 535,231 shares of restricted stock to employees. The fair value of the restricted stock granted was determined based on the market value of the Company’s common stock on the dates of grant, which ranged from $8.39 to $32.12 per share. The Company assumed forfeiture rates for the restricted stock awards that ranged from 0% to 10%.  The restricted stock awards vest over periods ranging from one to four years. The recipients of restricted stock are entitled to receive non-forfeitable dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock activity for the six months ended June 30, 2020:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2020	783,823	$37.53
Granted	535,231	$25.22
Vested	(307,107)	$35.58
Forfeited	(27,723)	$36.11
Outstanding at June 30, 2020	984,224	$31.49
Unvested restricted stock at June 30, 2020	984,224	$31.49

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	Six Months Ended June 30,
	2020	2019
Compensation expense recognized during the period	$5,403	$4,869
Fair value of restricted shares that vested during the period	$8,700	$7,630
Income tax benefit recognized upon vesting of restricted stock awards	$2,620	$1,473

As of June 30, 2020, the estimated remaining unrecognized compensation expense related to unvested restricted stock awards was $20,390 and the weighted average period over which this remaining compensation expense will be recognized is approximately three years.

Impact of 2020 Restructuring Plan - During June 2020, as part of the Company’s employee-related restructuring actions discussed in Note 2, the vesting period for certain share based awards will be accelerated on a pro-rata basis based upon the grant dates and each employee’s separation date.  The Company considers the accelerated vest of these awards to be a modification under ASC Topic 718 Stock Compensation.  Based on the terms of the severance agreements, the Company estimated the number of awards expected to vest at each employee’s expected separation date and revalued such awards based on the modification date, or the date on which employees were notified of the 2020 Restructuring Plan.  The modification date fair value per share was $15.95.   The Company recorded incremental compensation expense of approximately $521 related to these modifications, which is reflected in restructuring costs on the Company’s condensed consolidated income statement.

Restricted Stock Units – During the six months ended June 30, 2020, the Company granted restricted stock units representing 436,681 hypothetical shares of common stock to employees. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the two fiscal year periods ending December 31, 2021 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain adjustments as specified by the Compensation Committee prior to the grant date. The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity and vest on a prorata basis according to the IRR achieved by the Company during the performance period. If the IRR for the two-year period is at least 6%, which is the threshold, one-third of the maximum restricted stock units vest. If the IRR for the two-year period is at least 8%, which is the target, two-thirds of the maximum restricted stock units vest. If the IRR for the two-year period is at least 14%, which is the maximum, 100% of the maximum restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. Further, as an example, if the Company achieves an IRR equal to 11%, the number of restricted stock units that shall vest will be greater than the target but less than the maximum number that would have vested had the Company achieved the highest IRR.  All restricted stock units granted during 2020 will vest subject to an additional two-year service requirement and will be paid in the form of common stock if the participant continues to provide services through the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments from the grant date if, and at the time that, the restricted stock unit awards vest.

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the six months ended June 30, 2020 at each of the three target levels of financial performance (excluding forfeiture assumptions):

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

	Six Months Ended June 30,
	2020	2019
Number of restricted stock unit awards that vested during the period	117,500	88,074
Fair value of restricted stock unit awards that vested during the period	$3,634	$3,550
Accumulated dividends paid upon vesting of restricted stock unit awards	$563	$375
Compensation expense recognized during the period	$3,029	$1,777
Income tax benefit recognized upon vesting of restricted stock unit awards	$526	$170

As of June 30, 2020, the estimated remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $15,150. The weighted average period over which this remaining compensation expense will be recognized is approximately three years. As of June 30, 2020, the Company had restricted stock units outstanding that represented a total of 990,121 hypothetical shares of common stock, net of forfeitures, assuming an IRR of 9.3% was achieved for the 2017 grants, an IRR of 8.6% was achieved for the 2018 grants and the maximum IRR level is achieved for all other grants outstanding.
12.	Goodwill and Other Intangible Assets

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2020 (1)	$1,182,853	$100,518	$1,283,371
Foreign currency translation adjustments	—	(16,434)	(16,434)
Balance at June 30, 2020 (1)	$1,182,853	$84,084	$1,266,937

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.

The Company evaluates goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable.  The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. Management considers the reporting unit to be each of its twenty regions in the U.S. and seven countries internationally with Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala considered one reporting unit (the Company does not have goodwill recorded for all of its international locations).  Under its quantitative goodwill impairment analysis, the Company estimates the fair value of each reporting unit and compares it with its carrying value.   Fair value is determined using the market approach, which is the most common valuation approach for the Company’s industry and based on a multiple of cash flows for each reporting unit.

Due to the temporary closure of the Company’s domestic theatres effective March 17, 2020 and international theatres effective March 18, 2020 as a result of the COVID-19 pandemic (see Note 2), the Company performed a quantitative goodwill impairment evaluation for all reporting units during the three months ended March 31, 2020 using the market approach, and an estimated multiple of eight times cash flows.  During the three months ended March 31, 2020, the Company also performed its quantitative goodwill impairment analysis using the income approach to further validate the results of the assessment under the market approach. Significant

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

judgment, including management’s estimate of the impact of temporary theatre closures and other considerations as a result of COVID-19, is involved in estimating future cash flows and fair value.  The Company’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on projected operating performance of each reporting unit, market transactions and industry trading multiples.

The Company performed a qualitative assessment of goodwill for each reporting unit as of June 30, 2020, considering the anticipated timing of theatre reopenings on its cash flow estimates, as well as market transactions and industry trading multiples.  Based on its qualitative assessment, no goodwill impairment was recorded during the three months ended June 30, 2020.

Intangible assets consisted of the following:

	Balance at January 1, 2020	Amortization	Other (1)	Balance at June 30, 2020
Intangible assets with finite lives:
Gross carrying amount	$85,007	$—	$(1,672)	$83,335
Accumulated amortization	(63,924)	(2,431)	—	(66,355)
Total net intangible assets with finite lives	$21,083	$(2,431)	$(1,672)	$16,980

Intangible assets with indefinite lives:
Tradename and other	300,686	—	(551)	300,135
Total intangible assets — net	$321,769	$(2,431)	$(2,223)	$317,115
(1)	Amount primarily represents foreign currency translation adjustments.

Due to the temporary closure of the Company’s theatres effective March 18, 2020 as a result of the COVID-19 pandemic (see Note 2), the Company performed a quantitative impairment evaluation for all definite and indefinite-lived tradename assets during the three months ended March 31, 2020.  Under the quantitative analysis, the Company compared the carrying values of tradename assets to their estimated fair values.  Fair values were estimated by applying an estimated market royalty rate that could be charged for the use of the tradenames to forecasted future revenues, with an adjustment for the present value of such royalties.  Significant judgment, including management’s estimate of the impact of temporary theatre closures and other considerations as a result of COVID-19, was involved in estimating market royalty rates and long-term revenue forecasts.  Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, were based on projected revenue performance and expected industry trends, considering the temporary closure of its theatres.

The Company performed a qualitative impairment analysis on its definite and indefinite-lived intangible assets as of June 30, 2020, considering the anticipated timing of theatre reopenings on its revenue forecasts.  As a result of the qualitative assessment, no impairment of tradename assets was recorded during the three months ended June 30, 2020.

The estimated aggregate future amortization expense for intangible assets is as follows:

For the six months ended December 31, 2020	$2,457
For the twelve months ended December 31, 2021	2,828
For the twelve months ended December 31, 2022	2,674
For the twelve months ended December 31, 2023	2,576
For the twelve months ended December 31, 2024	2,576
Thereafter	3,869
Total	$16,980

13.	Impairment of Long-Lived Assets

Due to the temporary closure of the Company’s theatres effective March 18, 2020 as a result of the COVID-19 pandemic (see Note 2), the Company performed a long-lived asset impairment evaluation for all theatres during the three months ended March 31, 2020.  The impairment evaluation was based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life.  Significant judgment, including management’s estimate of the impact of temporary theatre closures and other considerations as a result of COVID-19, was involved in estimating cash flows and fair value.  Fair value is determined based on a multiple of cash flows, which was six times for the evaluations performed.  Management’s estimates, which fall under Level 3 of the

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

U.S. GAAP fair value hierarchy, as defined by FASB ASC Topic 820-10-35, are based on projected operating performance, market transactions and industry trading multiples.

The Company performed a qualitative impairment analysis on its long-lived assets as of June 30, 2020, considering the timing of expected theatre reopenings on its estimated cash flows as well as market transactions and industry trading multiples.  As a result of the qualitative assessment, no impairment of long-lived assets was recorded during the three months ended June 30, 2020.

Below is a summary of impairment charges for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
U.S. Segment
Theatre properties	$—	$1,044	$3,643	$2,252
Theatre operating lease right-of-use assets	—	8,047	5,952	8,047
U.S. total	—	9,091	9,595	10,299

International segment
Theatre properties	—	1,775	4,484	6,151
Theatre operating lease right-of-use assets	—	1,628	2,540	1,628
International total	—	3,403	7,024	7,779

Total Impairment	$—	$12,494	$16,619	$18,078

14.	Fair Value Measurements

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

Below is a summary of liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of June 30, 2020 and December 31, 2019:

		Carrying	Fair Value Hierarchy
Description	As of,	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities (1)	June 30, 2020	$37,336	$—	$37,336	$—

Interest rate swap liabilities (1)	December 31, 2019	$15,995	$—	$15,995	$—
(1)	See further discussion of interest rate swaps at Note 7.

The Company uses the market approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its goodwill, intangible assets and long-lived assets (see Note 12 and Note 13). See additional explanation of fair value measurement techniques used for long-lived assets, goodwill and intangible assets in “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed February 21, 2020.  There were no changes in valuation techniques.  The Company elected to perform its goodwill impairment evaluation using both the market approach and the income approach for the six months ended June 30, 2020. There were no transfers in to or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2020.

15.	Foreign Currency Translation

The accumulated other comprehensive loss account in stockholders’ equity of $422,092 and $340,112 as of June 30, 2020 and December 31, 2019, respectively, primarily includes cumulative foreign currency net losses of $389,380 and $328,053, respectively,

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

from translating the financial statements of the Company’s international subsidiaries and the cumulative changes in fair value of the Company’s interest rate swap agreements that are designated as hedges.

As of June 30, 2020, all foreign countries where the Company has operations, other than Argentina, are non-highly inflationary, and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.  The Company deemed Argentina to be highly inflationary beginning July 1, 2018.  A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity.  The financial information of the Company’s Argentina subsidiaries has been remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective beginning July 1, 2018.

Below is a summary of the impact of translating the June 30, 2020 and 2019 financial statements of the Company’s international subsidiaries:

			Other Comprehensive Income (Loss) for
	Exchange Rate as of		Six Months Ended
Country	June 30, 2020	December 31, 2019	June 30, 2020	June 30, 2019
Brazil	5.43	4.02	$(49,478)	$1,664
Chile	821.91	736.86	(8,233)	1,839
Colombia	3,758.90	3,277.14	(2,523)	251
Peru	3.56	3.37	(2,480)	1,389
All other			1,387	537
			$(61,327)	$5,680
(1)

Beginning July 1, 2018, Argentina was deemed highly inflationary.  A gain of $633 and a loss of $299 for the six months ended June 30, 2020 and 2019, respectively, is reflected as foreign currency exchange gain (loss) on the Company’s condensed consolidated statement of income as a result of translating Argentina financial results to U.S. dollars.

16.	Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Six Months Ended
	June 30,
	2020	2019
Cash paid for interest	$47,014	$47,015
Cash paid for income taxes, net of refunds received	$5,229	$36,831
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$1,043	$(16,118)
Interest expense - NCM (see Note 9)	$(11,825)	$(9,514)
Investment in NCM – receipt of common units (see Note 9)	$3,620	$1,552
Dividends accrued on unvested restricted stock unit awards	$(256)	$(297)

(1)	Additions to theatre properties and equipment included in accounts payable as of June 30, 2020 and December 31, 2019 were $16,034 and $14,991, respectively.
17.	Segments

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
U.S.	$8,155	$747,119	$437,457	$1,304,917
International	819	214,830	116,992	374,737
Eliminations	—	(4,193)	(1,859)	(7,175)
Total revenues	$8,974	$957,756	$552,590	$1,672,479

Adjusted EBITDA
U.S.	$(96,252)	$195,298	$(40,180)	$321,057
International	(21,366)	49,440	(11,227)	75,935
Total Adjusted EBITDA	$(117,618)	$244,738	$(51,407)	$396,992

Capital expenditures
U.S.	$11,028	$45,591	$36,701	$97,930
International	1,788	12,009	10,258	17,239
Total capital expenditures	$12,816	$57,600	$46,959	$115,169

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$(170,816)	$101,861	$(230,238)	$135,054
Add (deduct):
Income taxes	(98,145)	38,182	(101,253)	50,099
Interest expense (1)	28,372	24,929	53,038	50,070
Other (income) expense, net (2)	27,004	(6,774)	27,173	(15,109)
Cash distributions from DCIP (3)	5,222	—	10,383	5,218
Cash distributions from other equity investees (4)	1,456	5,323	12,901	14,447
Depreciation and amortization	63,581	64,573	128,837	129,035
Impairment of long-lived assets	—	12,494	16,619	18,078
Restructuring costs	19,538	—	19,538	—
Loss on disposal of assets and other	425	1,805	2,330	5,604
Non-cash rent expense	1,424	(1,331)	833	(2,150)
Share based awards compensation expense	4,321	3,676	8,432	6,646
Adjusted EBITDA	$(117,618)	$244,738	$(51,407)	$396,992

(1)	Includes amortization of debt issue costs.
(2)

Includes interest income, amortization of accumulated losses for amended swap agreements, foreign currency exchange gain (loss), equity in income of affiliates and interest expense - NCM and excludes distributions from NCM.

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

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2020	2019	2020	2019
U.S.	$8,155	$747,119	$437,457	$1,304,917
Brazil	348	89,626	53,316	160,487
Other international countries	471	125,204	63,676	214,250
Eliminations	—	(4,193)	(1,859)	(7,175)
Total	$8,974	$957,756	$552,590	$1,672,479

	As of	As of
Theatre Properties and Equipment-net	June 30, 2020	December 31, 2019
U.S.	$1,367,956	$1,436,275
Brazil	78,442	118,367
Other international countries	156,323	180,605
Total	$1,602,721	$1,735,247

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

18.	Related Party Transactions

The Company manages theatres for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is the Company’s Chairman of the Board of Directors and directly and indirectly owns approximately 8% of the Company’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $114 and $364 of management fee revenues during the six months ended June 30, 2020 and 2019, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC (“Copper Beech”) to use, on occasion, a private aircraft owned by Copper Beech. Copper Beech is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech for the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip.  For the six months ended June 30, 2020 and 2019, the aggregate amounts paid to Copper Beech for the use of the aircraft was $12 and $67, respectively.

The Company leases 14 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of the Company’s directors and is an officer of the general partner of Syufy. Of these 15 leases, 14 have fixed minimum annual rent. The one lease without minimum annual rent has rent based upon a specified percentage of gross sales as defined in the lease. For the six months ended June 30, 2020 and 2019, the Company paid total rent of approximately $10,542 and $14,356, respectively, to Syufy.  The Company negotiated a deferral of rent payments for April, May and June of 2020 for 4 of the 14 leased theatres to be paid back over the months of July through December of 2020.  The Company did not remeasure its lease liabilities and lease right-of-use assets as a result of these negotiations in accordance with FASB guidance.  See further discussion at Note 4.

The Company has a 50% voting interest in FE Concepts, a joint venture with AWSR, an entity owned by Lee Roy Mitchell and Tandy Mitchell.  FE Concepts operates a family entertainment center that offers bowling, gaming, movies and other amenities that opened during December 2019.  See Note 10 for further discussion. The Company has a theatre services agreement with FE Concepts under which the Company receives management fees for providing film booking and equipment monitoring services for the facility. The Company recorded $10 of management fees during the six months ended June 30, 2020.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

19.	Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings arising from the ordinary course of its business operations, such as personal injury claims, employment matters, patent claims, landlord-tenant disputes, contractual disputes with landlords over certain termination rights or the right to discontinue rent payments due to the COVID-19 pandemic and other contractual disputes, some of which are covered by insurance. The Company believes its potential liability with respect to proceedings currently pending is not material, individually or in the aggregate, to the Company’s financial position, results of operations and cash flows.

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

Recent Developments

The outbreak of the COVID-19 pandemic has had an unprecedented impact on the world and the movie exhibition industry. The social and economic effects are widespread, and the situation continues to evolve.  As a movie exhibitor that operates spaces where patrons gather in close proximity, our business has been, and continues to be, significantly impacted by protective actions taken by governmental authorities to control the spread of the pandemic.  To comply with government mandates, we temporarily closed all of our theatres in the U.S. and Latin America effective March 17, 2020 and March 18, 2020, respectively.

Because of our focus on maintaining a healthy balance sheet and low leverage, we believe we entered the global COVID-19 crisis in a strong financial position. Even if our theatres remained closed for the remainder of the year, we believe we have sufficient cash to sustain operations into 2021. Nonetheless, the COVID-19 pandemic has had and may continue to have adverse effects on our business, results of operations, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness.

In conjunction with the temporary closure of our theatres in March 2020, we implemented temporary personnel and salary reductions, halted non-essential operating and capital expenditures, suspended our quarterly dividend, negotiated modified timing and/or abatement of contractual payments with landlords and other major suppliers.

We continue to evaluate availability of new studio content, the status of the COVID-19 pandemic and local government regulations in assessing our reopening plans.  We reopened five of our domestic theatres in June 2020 as part of a test-and-learn strategy to define training, communication, implementation and execution of enhanced health and safety protocols.  These theatres opened to reduced operating hours with library content and “welcome back” pricing for tickets and concession products to encourage patrons to return to the movies.  We expanded this test-and-learn strategy to ten additional theatres on July 31, 2020 to further assess protocols and analyze results in other markets across the U.S.  We are evaluating the timing of our phased reopening of additional theatres, which is subject to the status of the COVID-19 pandemic, local government regulations and availability of new studio content.  We are still evaluating the timing of reopening of our theatres in Latin America.

General Information

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. As of June 30, 2020, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 17 to our condensed consolidated financial statements.

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

Films leading the box office during the six months ended June 30, 2020 included Bad Boys for Life, 1917, Sonic the Hedgehog, Jumanji: The Next Level, Star Wars: Episode IX – The Rise of Skywalker, Birds of Prey, Dolittle, Little Women, The Invisible Man and The Call of the Wild. Films currently scheduled for release during the remainder of 2020 include Tenet, Wonder Woman 1984, No Time To Die, Black Widow, Soul, West Side Story, Croods 2 and The King’s Man, among other films. We note that the films scheduled for release during the remainder of 2020 could be rescheduled as a result of the COVID-19 pandemic as discussed above and at Note 2 to our condensed consolidated financial statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating data (in millions):
Revenues
Admissions	$—	$521.1	$292.5	$916.6
Concession	0.1	345.3	190.5	596.6
Other	8.9	91.4	69.6	159.3
Total revenues	$9.0	$957.8	$552.6	$1,672.5
Cost of operations
Film rentals and advertising	0.4	294.7	157.0	504.8
Concession supplies	2.4	62.7	37.2	105.8
Salaries and wages	8.8	108.9	96.4	205.0
Facility lease expense	65.2	89.5	147.4	175.1
Utilities and other	34.9	122.7	135.4	233.3
General and administrative expenses	28.0	44.3	69.0	82.3
Depreciation and amortization	63.5	64.5	128.8	129.0
Impairment of long-lived assets	—	12.5	16.6	18.1
Restructuring costs	19.5	—	19.5	—
Loss on disposal of assets and other	0.4	1.8	2.3	5.6
Total cost of operations	223.1	801.6	809.6	1,459.0
Operating income (loss)	$(214.1)	$156.2	$(257.0)	$213.5

Operating data as a percentage of total revenues:
Revenues
Admissions	0.0%	54.4%	52.9%	54.8%
Concession	1.1%	36.1%	34.5%	35.7%
Other	98.9%	9.5%	12.6%	9.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations (1)
Film rentals and advertising	NM	56.6%	53.7%	55.1%
Concession supplies	NM	18.2%	19.5%	17.7%
Salaries and wages	NM	11.4%	17.4%	12.3%
Facility lease expense	NM	9.3%	26.7%	10.5%
Utilities and other	NM	12.8%	24.5%	13.9%
General and administrative expenses	NM	4.6%	12.5%	4.9%
Depreciation and amortization	NM	6.7%	23.3%	7.7%
Impairment of long-lived assets	NM	1.3%	3.0%	1.1%
Restructuring costs	NM	—%	3.5%	—%
Loss on disposal of assets and other	NM	0.2%	0.4%	0.3%
Total cost of operations	NM	83.7%	146.5%	87.2%
Operating income (loss)	NM	16.3%	(46.5)%	12.8%
Average screen count (month end average)	6,087	6,068	6,109	6,057
Total revenues per average screen (dollars)	NM	$157,837	NM	$276,123

(1)

All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.  Certain values are considered not meaningful (“NM”) as they are not comparable due to the theatre closures effective March 18, 2020.

Three months ended June 30, 2020 versus June 30, 2019

All of our domestic theatres were temporarily closed effective March 17, 2020 and all of our international theatres were temporarily closed effective March 18, 2020 as a result of the COVID-19 pandemic.  We opened five domestic theatres in late June to test our new health and safety protocols, showing library content. We expanded this test-and-learn strategy to ten additional theatres on July 31, 2020.  We are evaluating the timing of our phased reopening of additional theatres, which is subject to the status of the COVID-19 pandemic, local government regulations and availability of new studio content.  The Company is still evaluating the timing of reopening of its theatres in Latin America.

We offered “welcome back” pricing for movie tickets and concession products to encourage our patrons to return to the movies. During the three months ended June 30, 2020 we had 13 thousand patrons visit our five domestic theatres and generated $37 thousand of admissions revenue and $57 thousand of concession revenues.  Other revenues of $8.9 million for the three months ended June 30, 2020 primarily included the amortization of deferred NCM screen advertising advances (see Note 9).  Please see below for a summary of our performance for the three months ended June 30, 2019.

	U.S. Operating Segment	International Operating Segment	Consolidated

	2019	2019	2019
Admissions revenues (1)	$407.0	$114.1	$521.1
Concession revenues (1)	$274.9	$70.4	$345.3
Other revenues (1)(2)	$61.1	$30.3	$91.4
Total revenues (1)(2)	$743.0	$214.8	$957.8
Attendance (1)	50.1	30.1	80.2
Average ticket price (1)	$8.12	$3.79	$6.50
Concession revenues per patron (1)	$5.49	$2.34	$4.31

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

Cost of Operations. The table below summarizes our theatre operating costs (in millions) by reportable operating segment for the three months ended June 30, 2020 and 2019.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2020	2019	2020	2019	Constant Currency (1) 2020	2020	2019
Film rentals and advertising	$0.2	$237.6	$0.2	$57.1	$0.4	$0.4	$294.7
Concession supplies	$1.5	$47.0	$0.9	$15.7	$1.0	$2.4	$62.7
Salaries and wages	$3.4	$87.4	$5.4	$21.5	$6.8	$8.8	$108.9
Facility lease expense	$59.8	$64.7	$5.4	$24.8	$6.7	$65.2	$89.5
Utilities and other	$28.8	$89.3	$6.1	$33.4	$7.7	$34.9	$122.7

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

•

U.S. Film rentals and advertising costs were $0.2 million for the second quarter of 2020, which included film rental on the library content shown in five domestic theatres opened in June as well as adjustments to film rental accruals for film product shown during the first quarter of 2020. Film rentals and advertising costs were $237.6 million, or 58.4% of admissions revenues, for the second quarter of 2019.  Concession supplies expenses of $1.5 million for the second quarter of 2020 included the impact of the disposal of expired product as a result of the temporary closure of our theatres.  Concession supplies expense was $47.0 million, or 17.1% of concession revenues, for the second quarter of 2019.

Salaries and wages decreased to $3.4 million for the second quarter of 2020 as most of our theatres were temporarily closed during this time. Facility lease expense decreased to $59.8 million for the second quarter of 2020 from $64.7 million for the second quarter of 2019 primarily due to the temporary closure of our theatres and the resulting decline in percentage rent expense and common area maintenance. Utilities and other costs decreased to $28.8 million for the second quarter of 2020 from $89.3 million for the second quarter of 2019, as many of these costs are variable in nature and were impacted by the temporary closure of our domestic theatres.

•

International. All of our international theatres were temporarily closed during the second quarter of 2020.  Film rental and advertising costs of $0.2 million for the second quarter of 2020 were primarily advertising expenses incurred during the period.  Film rentals and advertising costs were $57.1 million, or 50.0% of admissions revenues, for the second quarter of 2019. Concessions supplies expenses of $0.9 million for the second quarter of 2020 was a result of the disposal of expired product as a result of the temporary closure of our theatres.  Concession supplies expense was $15.7 million, or 22.3% of concession revenues, for the second quarter of 2019.

Salaries and wages decreased to $5.4 million ($6.8 million in constant currency) for the second quarter of 2020 compared to $21.5 million for the second quarter of 2019.  The decrease was due to the temporary closure of all of our international theatres on March 18, 2020. Facility lease expense decreased to $5.4 million ($6.7 million in constant currency) for the second quarter of 2020 compared to $24.8 million for the second quarter of 2019. The decrease was due to lower percentage rent due to the temporary closure of all of our international theatres on March 18, 2020 and rent-free periods allowed in certain international locations due to mall closures. Utilities and other costs decreased to $6.1 million ($7.7 million in constant currency) for the second quarter of 2020 compared to $33.4 million for the second quarter of 2019, as many of these costs are variable in nature and were impacted by the temporary closure of our theatres.

General and Administrative Expenses.  General and administrative expenses decreased to $28.0 million for the second quarter of 2020 from $44.3 million for the second quarter of 2019. The decrease was primarily due to temporary salary reductions and the furlough of a portion of our corporate office staff as a result of the temporary theatre closures (see Note 2) and the impact of changes in foreign currency exchange rates in certain countries in which we operate.

Depreciation and Amortization. Depreciation and amortization expense decreased to $63.5 million during the second quarter of 2020 compared to $64.5 million during the second quarter of 2019.

Impairment of Long-Lived Assets.  We recorded no asset impairment charges on assets held and used during the second quarter of 2020 compared to $12.5 million during the second quarter of 2019. The long-lived asset impairment charges recorded during the second quarter of 2019 were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. Impairment charges for the second quarter of 2019 impacted 4 countries.  See Note 13 to our condensed consolidated financial statements.

Restructuring costs. We recorded restructuring costs of $19.5 million during the second quarter of 2020 related to the 2020 Restructuring Plan implemented during the second quarter of 2020.  See Note 2 to our condensed consolidated financial statements for further discussion.

Loss on Disposal of Assets and Other. We recorded a loss on disposal of assets and other of $0.4 million during the second quarter of 2020 compared to $1.8 million during the second quarter of 2019. Activity for the second quarter of 2020 and 2019 was primarily due to the retirement of assets related to theatre remodels.

Interest Expense.  Interest costs incurred, including amortization of debt issue costs, were $28.4 million during the second quarter of 2020 compared to $24.9 million during the second quarter of 2019.  The increase was primarily due to the issuance of 8.750% senior secured notes on April 20, 2020 and other borrowings during the second quarter of 2020 as discussed in Note 7 to our condensed consolidated financial statements.

Amortization of Accumulated Losses for Amended Swap Agreements. We recorded amortization of the accumulated losses associated with our amended and extended interest rate swap agreements of $2.7 million during the second quarter of 2020.  See further discussion at Note 7 to our condensed consolidated financial statements.

Distributions from NCM.  We recorded distributions from NCM of $0.7 million during the second quarter of 2020 compared to $2.1 million recorded during the second quarter of 2019, which were in excess of the carrying value of our Tranche 1 investment. See Note 9 to our condensed consolidated financial statements.

Interest expense – NCM.  We recorded non-cash interest expense of $5.9 million for the second quarter of 2020 compared to $4.7 million recorded during the second quarter of 2019, related to the significant financing component associated with certain of our agreements with NCM.  See Note 9 to our condensed consolidated financial statements for further discussion.

Equity in Income (Loss) of Affiliates. We recorded equity in loss of affiliates of $(20.1) million during the second quarter of 2020 compared to equity in income of affiliates of $8.4 million during the second quarter of 2019. See Notes 9 and 10 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes. An income tax benefit of $(98.1) million was recorded for the second quarter of 2020 compared to income tax expense of $38.2 million for the second quarter of 2019. The effective tax rate was approximately 36.49% for the second quarter of 2020 compared to 27.26% for the second quarter of 2019. The effective tax rate for the quarter ended June 30, 2020 was favorably impacted by the projected carryback of 2020 federal tax losses to tax years that had a 35% federal tax rate.  It was also favorably impacted by the projected state net operating loss carryforwards.  Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Six months ended June 30, 2020 versus June 30, 2019

All of our domestic theatres were temporarily closed effective March 17, 2020 and all of our international theatres were temporarily closed effective March 18, 2020 as a result of the COVID-19 pandemic.  We opened five domestic theatres in late June to test our new safety protocols, showing library content. We expanded this test-and-learn strategy to ten additional theatres on July 31, 2020 and plan to commence a phased reopening of additional theatres beginning in August, subject to government mandates and release date changes.  We are still evaluating the timing of reopening of our theatres in Latin America.

Total revenues decreased $1,119.9 million to $552.6 million for the six months ended June 30, 2020 (“2020 period”) from $1,672.5 million for the six months ended June 30, 2019 (“2019 period”). The table below, presented by reportable operating segment, summarizes our revenue performance and certain key performance indicators for the six months ended June 30, 2020 and 2019.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency (3)
	2020	2019	% Change	2020	2019	% Change	2020	% Change	2020	2019	% Change
Admissions revenues (1)	$232.3	$715.8	(67.5)%	$60.2	$200.8	(70.0)%	$71.1	(64.6)%	$292.5	$916.6	(68.1)%
Concession revenues (1)	$152.8	$474.3	(67.8)%	$37.7	$122.3	(69.2)%	$43.8	(64.2)%	$190.5	$596.6	(68.1)%
Other revenues (1)(2)	$50.4	$107.7	(53.2)%	$19.2	$51.6	(62.8)%	$23.6	(54.3)%	$69.6	$159.3	(56.3)%
Total revenues (1)(2)	$435.5	$1,297.8	(66.4)%	$117.1	$374.7	(68.7)%	$138.5	(63.0)%	$552.6	$1,672.5	(67.0)%
Attendance (1)	27.9	88.8	(68.6)%	17.9	53.7	(66.7)%			45.8	142.5	(67.9)%
Average ticket price (1)	$8.33	$8.06	3.3%	$3.36	$3.74	(10.2)%	$3.97	6.1%	$6.39	$6.43	(0.6)%
Concession revenues per patron (1)	$5.48	$5.34	2.6%	$2.11	$2.28	(7.5)%	$2.45	7.5%	$4.16	$4.19	(0.7)%
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

•

U.S. Admissions revenues decreased $483.5 million primarily due to a 68.6% decrease in attendance, partially offset by a 3.3% increase in average ticket price. The increase in average ticket price was primarily due to price increases, partially offset by the impact of the deferral of admissions revenues for loyalty points issued. Concession revenues decreased $321.5 million primarily due to the 68.6% decrease in attendance, partially offset by a 2.6% increase in concession revenues per patron. Concession revenues per patron grew primarily due to incremental sales of traditional concession products, continued expansion of concession offerings and price increases. Attendance declined primarily due to the temporary closure of all of our U.S. theatres on March 17, 2020.  Other revenues decreased $57.3 million as a result of the temporary closure of theatres.

•

International. Admissions revenues decreased $140.6 million as reported ($129.7 million in constant currency). Average ticket price decreased 10.2% as reported (increased 6.1% in constant currency). Concession revenues decreased $84.6 million as reported ($78.5 million in constant currency). Concession revenues per patron decreased by 7.5% as reported (increased 7.5% in constant currency). Average ticket price and concession revenues per patron decreased, as reported, primarily due to the impact of changes in foreign currency exchange rates in certain countries in which we operate, partially offset by price increases.  Attendance declined primarily due to the temporary closure of all of our international theatres on March 18, 2020.

Cost of Operations. The table below summarizes our theatre operating costs (in millions) by reportable operating segment for the six months ended June 30, 2020 and 2019.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2020	2019	2020	2019	Constant Currency (1) 2020	2020	2019
Film rentals and advertising	$128.2	$406.8	$28.8	$98.0	$34.3	$157.0	$504.8
Concession supplies	$27.1	$79.0	$10.1	$26.8	$11.9	$37.2	$105.8
Salaries and wages	$74.6	$164.2	$21.8	$40.8	$26.4	$96.4	$205.0
Facility lease expense	$125.2	$129.6	$22.2	$45.5	$26.0	$147.4	$175.1
Utilities and other	$103.8	$169.1	$31.6	$64.2	$37.9	$135.4	$233.3

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

•

U.S. Film rentals and advertising costs were $128.2 million, or 55.2% of admissions revenues, for the 2020 period compared to $406.8 million, or 56.8% of admissions revenues, for the 2019 period. The decrease in the film rental and advertising rate was a result of typical summer content not being released during the 2020 period as a result of the temporary closure of our theatres on March 17, 2020.  Concession supplies expense was $27.1 million, or 17.7% of concession revenues, for the 2020 period compared to $79.0 million, or 16.7% of concession revenues, for the 2019 period.  The increase in the concession supplies rate was primarily due to the impact of the disposal of perishable food and expired product as a result of the temporary closure of our theatres.

Salaries and wages decreased to $74.6 million for the 2020 period from $164.2 million for the 2019 period primarily due to the temporary closure of all of our U.S. theatres on March 17, 2020 and the resulting temporary reduction in headcount. Facility lease expense decreased to $125.2 million for the 2020 period from $129.6 million for the 2019 period primarily due to declines in percentage rent expense. Utilities and other costs decreased to $103.8 million for the 2020 period from $169.1 million for the 2019 period due to the temporary closure of all of our U.S. theatres on March 17, 2020, as many of these costs are variable in nature.

•

International. Film rentals and advertising costs were $28.8 million ($34.3 million in constant currency), or 47.8% of admissions revenues, for the 2020 period compared to $98.0 million, or 48.8% of admissions revenues, for the 2019 period. Concession supplies expense was $10.1 million ($11.9 million in constant currency), or 26.8% of concession revenues, for the 2020 period compared to $26.8 million, or 21.9% of concession revenues, for the 2019 period.  The increase in the concession supplies rate was primarily due to the impact of the disposal of perishable food and expired product as a result of temporarily closing our theatres.

Salaries and wages decreased to $21.8 million ($26.4 million in constant currency) for the 2020 period compared to $40.8 million for the 2019 period.  The decrease was due to the temporary reduction in headcount due to the temporary closure of all of our international theatres on March 18, 2020. Facility lease expense decreased to $22.2 million ($26.0 million in constant currency) for 2020 period compared to $45.5 million for the 2019 period. The decrease was due to lower percentage rent due to the temporary closure of all of our international theatres on March 18, 2020 and rent-free periods allowed in certain international locations due to mall closures. Utilities and other costs decreased to $31.6 million ($37.9 million in constant currency) for the 2020 period compared to $64.2 million for the 2019 period due to the temporary closure of all of our international theatres on March 18, 2020, as many of these costs are variable in nature.

General and Administrative Expenses.  General and administrative expenses decreased to $69.1 million for the 2020 period from $82.3 million for the 2019 period. The decrease was primarily due to temporary salary reductions and the furlough of a portion of our corporate office staff as a result of the temporary theatre closures (see Note 2) and the impact of changes in foreign currency exchange rates in certain countries in which we operate.

Depreciation and Amortization. Depreciation and amortization expense decreased to $128.8 million during the 2020 period compared to $129.0 million during the 2019 period.

Impairment of Long-Lived Assets.  We recorded asset impairment charges on assets held and used of $16.6 million during the 2020 period compared to $18.1 million during the 2019 period. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. The long-lived asset impairment charges recorded during the 2020 period were also impacted by the temporary closure of our theatres and the associated assumptions related to estimated future cash flows.  Impairment charges for the 2020 period impacted four countries and impairment charges for the 2019 period impacted seven countries.  See Note 13 to our condensed consolidated financial statements.

Restructuring costs. We recorded restructuring costs of $19.5 million during the 2020 period related to the 2020 Restructuring Plan implemented during the 2020 period.  See Note 2 to our condensed consolidated financial statements for further discussion.

Loss on Disposal of Assets and Other. We recorded a loss on disposal of assets and other of $2.3 million during 2020 period compared to $5.6 million during the 2019 period. Activity for the 2020 and 2019 periods were primarily due to the retirement of assets related to theatre remodels.

Interest Expense.  Interest costs incurred, including amortization of accumulated losses associated with debt issue costs, were $53.0 million during the 2020 period compared to $50.1 million during the 2019 period.  The increase was primarily due to the issuance of 8.750% senior secured notes on April 20, 2020 and additional borrowings during the second quarter of 2020 as discussed in Note 7 to our condensed consolidated financial statements.

Amortization of Accumulated Losses for Amended Swap Agreements. We recorded amortization of our amended and extended interest rate swap agreements of $2.7 million during the 2020 period.  See further discussion at Note 7 to our condensed consolidated financial statements.

Distributions from NCM.  We recorded distributions from NCM of $5.9 million during the 2020 period compared to $6.7 million recorded during the 2019 period, which were in excess of the carrying value of our Tranche 1 investment. See Note 9 to our condensed consolidated financial statements.

Interest expense – NCM.  We recorded non-cash interest expense of $11.8 million for the 2020 period compared to $9.5 million recorded during the 2019 period, related to the significant financing component associated with certain of our agreements with NCM.  See Note 9 to our condensed consolidated financial statements for further discussion.

Equity in Income (Loss) of Affiliates. We recorded equity in loss of affiliates of $(11.6) million during the 2020 period compared to equity in income of affiliates of $18.8 million during the 2019 period. See Notes 9 and 10 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes. An income tax benefit of $(101.3) million was recorded for the 2020 period compared to income tax expense of $50.1 million recorded for the 2019 period. The effective tax rate was approximately 30.5% for the 2020 period compared to 27.1% for the 2019 period. The effective tax rate for the six months ended June 30, 2020 was favorably impacted by the projected carryback of 2020 federal tax losses to tax years that had a 35% federal tax rate. It was also favorably impacted by the projected state net operating loss carryforwards.  The effective tax rate was unfavorably impacted by $14.2 million of net discrete tax charges, including a $5.2 million charge related to a valuation allowance recorded against certain foreign net deferred tax assets in Colombia and Central America and $8.9 million related to the remeasurement of deferred tax balances due to a projected net operating loss carryback.  Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. Our revenues are received in cash prior to the payment of related expenses, therefore we have an operating “float” and historically have not required traditional working capital financing. However, we temporarily closed all of our theatres effective March 18, 2020 and will fund operating expenses while our theatres are closed with cash on hand and additional financing discussed below under Financing Activities.

Cash used for operating activities was $(153.9) million for the six months ended June 30, 2020 compared to cash provided by operating activities of $303.6 million for the six months ended June 30, 2019. The decrease in cash provided by operating activities was primarily a result of the temporary closure of all of our theatres effective March 18, 2020, the impact of our net loss on current tax accounts and the level and timing of payments to landlords and other vendors during each respective period.  As discussed in Note 4 of our condensed consolidated financial statements, we negotiated the deferral of rent and other lease-related payments for the second quarter of 2020 with many of our landlords, resulting in approximately $42.7 million in deferred lease payments.  We will begin paying a portion of these deferred lease payments during the second half of 2020; however, a majority of the repayments will be made during 2021.

Investing Activities

Our investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $(46.8) million for the six months ended June 30, 2020 compared to $(125.2) million for the six months ended June 30, 2019.  The decrease in cash used for investing activities was primarily due to the suspension of non-essential capital expenditures in response to the temporary closure of our theatres.

Capital expenditures for the six months ended June 30, 2020 and 2019 were as follows (in millions):

Period	New Theatres	Existing Theatres	Total
Six Months Ended June 30, 2020	$9.8	$37.2	$47.0
Six Months Ended June 30, 2019	$29.4	$85.8	$115.2

We operated 534 theatres with 5,977 screens worldwide as of June 30, 2020.  Theatres and screens acquired, built and closed during the three months ended June 30, 2020 were as follows:

	January 1, 2020	Built	Closed	June 30, 2020
U.S (42 states)
Theatres	345	1	14	332
Screens	4,645	12	135	4,522

International (15 countries)
Theatres	209	1	8	202
Screens	1,487	14	46	1,455

Worldwide
Theatres	554	2	22	534
Screens	6,132	26	181	5,977

As of June 30, 2020, we had the following signed commitments (costs in millions):

	Theatres	Screens	Estimated Cost (1)
Remainder of 2020
U.S.	2	16	$13.1
International	2	18	$5.9
Total	4	34

Subsequent to 2020
U.S.	10	126	$90.4
International	8	63	$32.7
Total	18	189

Total commitments at June 30, 2020	22	223	$142.1
(1)

We expect approximately $23.8 million, $61.2 million, $53.0 million and $4.1 million to be paid during the remainder of 2020, during 2021, 2022 and 2023, respectively. The timing of payments is subject to change depending on project or other related delays.

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

Financing Activities

Cash provided by financing activities was $290.7 million for the six months ended June 30, 2020 compared to cash used for financing activities of ($93.6) million for the six months ended June 30, 2019.  The increase in cash provided by financing activities was primarily due to the $98.8 million proceeds from borrowings on the Company’s revolving credit line and the issuance of 8.750% Senior Secured notes on April 20, 2020. In addition, we suspended our dividend due to the temporary closure of our theatres.

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

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of June 30, 2020 (in millions):

Cinemark USA, Inc. term loan	$643.0
Cinemark USA, Inc. revolving line of credit	98.8
Cinemark USA, Inc. 5.125% senior notes due 2022	400.0
Cinemark USA, Inc. 4.875% senior notes due 2023	755.0
Cinemark USA, Inc. 8.750% senior secured notes due 2025	250.0
Other debt	6.1
Total long-term debt	$2,152.9
Less current portion	7.3
Subtotal long-term debt, less current portion	$2,145.6
Less: Debt discounts and debt issuance costs, net of accumulated amortization	28.3
Long-term debt, less current portion, net of debt issuance costs	$2,117.3

As of June 30, 2020, approximately $1.2 million was available for borrowing under the revolving line of credit.

Contractual Obligations

In April 2020, Cinemark USA, Inc. issued $250.0 million 8.750% senior secured notes.  Additionally, in May and June 2020, our international subsidiaries in Peru and Colombia borrowed $6.1 million under three separate loan agreements.  Included below is an updated summary of long-term debt obligations and related estimated scheduled interest payment obligations as of June 30, 2020, reflecting these additional obligations.

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt (1)	$2,152.9	$7.3	$1,272.4	$873.2	$—
Scheduled interest payments on long-term debt (2)	$365.3	$103.0	$193.2	$69.1	$—

(1) Amounts are presented before adjusting for debt issuance costs.

(2) Amounts include scheduled interest payments on fixed rate and variable rate debt agreements.  Estimates for the variable rate interest   payments were based on interest rates in effect on June 30, 2020. The average interest rates in effect on our fixed rate and variable rate debt are 5.0% and 2.0%, respectively, as of June 30, 2020.

There have been no other material changes in our contractual obligations previously disclosed in “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed February 21, 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a $700.0 million term loan and a $100.0 million revolving credit line (the “Credit Agreement”). Under the amended Credit Agreement, quarterly principal payments of $1.6 million are due on the term loan through December 31, 2024, with a final principal payment of $613.4 million due on March 29, 2025. After giving effect to a letter of credit outstanding as of June 30, 2020, Cinemark USA, Inc. had no available borrowing capacity on the revolving credit line.

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

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on Cinemark USA, Inc.’s ability, and in certain instances, its subsidiaries’ and our ability, to consolidate or merge or liquidate, wind up or dissolve; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends or repurchase stock; and make capital expenditures and investments. If Cinemark USA, Inc. has borrowings outstanding on the revolving credit line, it is required to satisfy a consolidated net senior secured leverage ratio covenant as defined in the Credit Agreement, not to exceed 4.25 to 1.  As of June 30, 2020, the actual ratio was approximately 1.9 to 1.

The dividend restriction contained in the Credit Agreement prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Credit Agreement; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Credit Agreement, and (c) certain other defined amounts. As of June 30, 2020, Cinemark USA, Inc. could have distributed up to approximately $3,081 million (the “Applicable Amount”) to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the Credit Agreement, subject to its available cash and other borrowing restrictions outlined in the agreement.

On April 17, 2020, in conjunction with the issuance of the 8.750% Secured Notes discussed below, we obtained a waiver of the maintenance covenant from the majority of revolving lenders under the Credit Agreement for the fiscal quarters ending September 30, 2020 and December 31, 2020.  The waiver is subject to certain liquidity thresholds, restrictions on investments and the use of the Applicable Amount.

We have four interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the term loan outstanding under the Credit Agreement. See Note 7 of our condensed consolidated financial statements for discussion of the interest rate swaps.

At June 30, 2020, there was $643.0 million outstanding under the term loan, $98.8 million of borrowings were outstanding under the $100.0 million revolving line of credit and approximately $1.2 million was available for borrowing under the revolving credit line.  On April 3, 2020, a letter of credit was cancelled and was no longer outstanding.   The average interest rate on outstanding term loan borrowings under the Credit Agreement at June 30, 2020 was approximately 3.4% per annum, after giving effect to the interest rate swap agreements discussed above.  The average interest rate on the outstanding revolver borrowings was 1.8% at June 30, 2020.

Cinemark USA, Inc. 5.125% Senior Notes

On December 18, 2012, Cinemark USA, Inc. issued $400.0 million aggregate principal amount of 5.125% Senior Notes due 2022, at par value (the “5.125% Senior Notes”). Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year. The 5.125% Senior Notes mature on December 15, 2022.

The indenture to the 5.125% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of June 30, 2020, Cinemark USA, Inc. could have distributed up to approximately $3,198 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 5.125% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 5.125% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 5.125% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of June 30, 2020 was approximately 3.2 to 1.

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

The indenture to the 4.875% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of June 30, 2020, Cinemark USA, Inc. could have distributed up to approximately $3,191 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 4.875% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 4.875% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 4.875% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of June 30, 2020 was approximately 3.2 to 1.

8.750% Secured Notes

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

The 8.750% Secured Notes will be fully and unconditionally guaranteed on a joint and several senior basis by certain of the Company’s subsidiaries that guarantee, assume or in any other manner become liable with respect to any of the Company’s or its guarantors’ other debt. If the Company cannot make payments on the 8.750% Secured Notes when they are due, the Company’s guarantors must make them instead. Under certain circumstances, the guarantees may be released without action by, or the consent of, the holders of the 8.750% Secured Notes.

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

The indenture to the 8.750% Secured Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. Upon a change of control, as defined in the indenture governing the 8.750% Secured Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 8.750% Secured Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 8.750% Secured Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies a coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances.  The required minimum coverage ratio is 2.0 to 1 and our actual ratio as of June 30, 2020 was approximately 3.1 to 1.

Additional Borrowings of International Subsidiaries

During May 2020, our subsidiary in Peru borrowed the USD equivalent of approximately $2.8 million under a 1% loan. Principal payments are due monthly beginning in July 2021 through June 2023.  Accrued and unpaid interest is to be paid when principal payments are due.  We are subject to certain customary negative covenants under the loan.

During May and June 2020, our subsidiary in Colombia borrowed the USD equivalent of approximately $3.3 million under two variable rate loans. Aggregate principal payments are due monthly beginning in December 2020 through May 2023.  Accrued and unpaid interest is to be paid when principal payments are due.  The variable interest rates on the loans ranged from approximately 7.5% to 8.5% as of June 30, 2020.  We are subject to certain customary negative covenants under the loans.

Covenant Compliance

As of June 30, 2020, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices.

Interest Rate Risk

We are currently party to a variable rate debt facility.  An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt. At June 30, 2020, we had an aggregate of approximately $147.9 million of variable rate debt outstanding. Based on the interest rates in effect on the variable rate debt outstanding at June 30, 2020, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $1.5 million.

The table below provides information about our fixed rate and variable rate long-term debt agreements as of June 30, 2020:

	Expected Maturity for the Twelve-Month Periods Ending March 31,								Average
	(in millions)								Interest
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value	Rate
Fixed rate	$—	$—	$1,155.0	$—	$850.0	$—	$2,005.0	$1,840.5	5.0%
Variable rate (1)	7.3	9.3	108.1	6.6	16.6	—	147.9	144.0	2.0%
Total debt	$7.3	$9.3	$1,263.1	$6.6	$866.6	$—	$2,152.9	$1,984.5

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

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2020, we carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than the discussion at Note 19, there have been no material changes from legal proceedings previously reported under “Business – Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed February 21, 2020.

Item 1A. Risk Factors

See discussion in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed February 21, 2020, as updated by the information related to COVID-19 below, including the documents incorporated by reference therein.

The COVID-19 pandemic, which has caused us to temporarily close nearly all of our theatres, has had and continues to have adverse effects on our business, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness, including the notes offered hereby, some of which may be significant.

The outbreak of the COVID-19 pandemic has had an unprecedented impact on the world and our industry. The situation continues to be volatile and the social and economic effects are widespread. As a movie exhibitor that operates spaces where patrons gather in close proximity, our business has been, and continues to be, significantly impacted by protective actions taken by governmental authorities to control the spread of the pandemic. To comply with the government mandates at the initial outbreak of the COVID-19 pandemic, we temporarily closed all our theatres in the U.S. and Latin America effective March 17, 2020 and March 18, 2020, respectively. In conjunction with the temporary closure of our theatres in March 2020, we implemented temporary personnel and salary reductions in the U.S., halted non-essential operating and capital expenditures, suspended our quarterly dividend, negotiated modified timing of contractual payments with landlords and other major suppliers, and pursued similar actions in international markets to the extent permitted by local laws. While we have reopened five theatres effective June 19, 2020, our re-opening plans for the remainder of the circuit continues to evolve given the uncertainty with respect to continuing government-mandated closures and the lack of new film content from the film studios. Accordingly, the outbreak of the COVID-19 pandemic continues to have adverse effects on our business. We cannot predict when the effects of the COVID-19 pandemic will subside, our theatres will be allowed to open or our business will return to normal levels after reopening. The longer and more severe the pandemic, including repeat or cyclical outbreaks beyond the one we are currently experiencing, the more severe the adverse effects will be on our business, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness, including the notes offered hereby.

Even when we reopen our theatres, governmental restrictions such as limitations on capacity and food and beverage sales could continue to have significant impact on our business, results of operations, liquidity, cash flows and financial conditions.  Additionally, we cannot guarantee we will recover as rapidly as other industries when the COVID-19 pandemic subsides. For example, once federal, state and local government restrictions are lifted, it is unclear how quickly patrons will return to our theatres, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses, among other factors. Even once theatres are reopened, a single case of COVID-19 in a theatre could result in additional costs and further closures. If we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate, we could suffer damage to our reputation, which could adversely affect our business. Furthermore, the effects of the pandemic on our business could be long-lasting and could continue to have adverse effects on our business, results of operations, liquidity, cash flows and financial condition, some of which may be significant, and may adversely impact our ability to operate our business after our temporary closure ends on the same terms as we conducted business prior to the pandemic. Significant impacts on our business caused by the COVID-19 pandemic may include, among others:

•

lack of availability of new films in the short or long term, including as a result of (i) major film distributors postponing film content indefinitely into the future or releasing scheduled films internationally or on alternative channels or (ii) disruptions of film production;

•	decreased attendance at our theatres after they reopen, including due to (i) continued safety and health concerns or (ii) a change in consumer behavior in favor of alternative forms of entertainment;
•	our inability to negotiate favorable rent payment terms with our landlords;
•	unavailability of employees and/or their inability or unwillingness to work under newly implemented work environment protocols;
•	increased risks related to employee matters, including increased employment litigation and claims relating to terminations or furloughs caused by theatre closures;
•	reductions and delays associated with planned operating and capital expenditures;
•	potential impairment charges;
•

our inability to generate significant cash flow from operations if our theatres continue to operate at significantly lower than historical levels, which could lead to a substantial increase in indebtedness and negatively impact our ability to comply with the financial covenants, if applicable, in our debt agreements;

•	our inability to access lending, capital markets and other sources of liquidity, if needed, on reasonable terms, or at all, or obtain amendments, extensions and waivers;
•	our inability to effectively meet our short- and long-term obligations; and
•	our inability to service our existing and future indebtedness, including the notes offered hereby.

The outbreak of COVID-19 has also significantly increased economic and demand uncertainty. It is likely that the current outbreak or continued spread of COVID-19 will cause an economic slowdown, and it is possible that it could cause a global recession.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section of the Form 10-K as updated by the Current Report on Form 8-K filed on April 13, 2020, including but not limited to those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

While we have elected to take advantage of certain tax-related benefits available under the CARES Act and continue to review and evaluate other available potential benefits under the CARES Act as well as any other current and future legislation enacted into law, we cannot guarantee that we will be eligible for, or be successful in, obtaining any relief under any such law.  If we receive certain government disaster relief assistance, we may be subject to certain requirements imposed by the government on the recipients of the aid including restrictions on executive officer compensation, share buybacks, dividends, prepayment of debt, incurrence of additional indebtedness and other similar restrictions until the aid is repaid or redeemed in full. However, we cannot predict the manner in which such benefits will be allocated or administered and cannot predict whether we will be able to access such benefits in a timely manner or at all.

Item 6. Exhibits

4.1

Indenture, dated as of April 20, 2020, among Cinemark USA, Inc., the Guarantors named therein and Wells Fargo Bank,

N.A., as trustee and collateral agent, governing the 8.750% senior secured notes issued thereunder (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on April 20,

2020).

4.2

Form of 8.750% senior secured notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.1 above)

(incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401,

filed on April 20, 2020).

10.1

Eighth Amendment and Waiver to the Amended and Restated Credit Agreement, dated as of April 17, 2020, by and among

Cinemark Holdings, Inc., Cinemark USA, Inc., the several banks and other financial institutions party thereto, Barclays

Bank PLC, as administrative agent, and the other agents party thereto (incorporated by reference to Exhibit 10.1 to

Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on April 20, 2020).

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

* 101

The following material from Cinemark Holdings, Inc.’s Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income (Loss), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

* 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK HOLDINGS, INC.
Registrant

DATE:	August 4, 2020

/s/ Mark Zoradi
Mark Zoradi
Chief Executive Officer

/s/ Sean Gamble
Sean Gamble
Chief Financial Officer