Form 10-Q
period 2020-09-30
Cinemark Holdings, Inc.
filed 2020-11-05
CIK 1385280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 30, 2020, 118,158,433 shares of common stock were issued and outstanding.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

Cautionary Statement Regarding Forward-Looking Statements

Certain matters within this Quarterly Report on Form 10Q include “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The “forward-looking statements” may include our current expectations, assumptions, estimates and projections about our business and our industry. They may include statements relating to future revenues, expenses and profitability, the future development and expected growth of our business, projected capital expenditures, attendance at movies generally or in any of the markets in which we operate, the number or diversity of popular movies released and our ability to successfully license and exhibit popular films, national and international growth in our industry, competition from other exhibitors and alternative forms of entertainment and determinations in lawsuits in which we are defendants. Forward-looking statements can be identified by the use of words such as “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict, including, among others, the impacts of COVID-19. Such risks and uncertainties could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. For a description of the risk factors, please review the “Risk Factors” section or other sections in the Company’s Annual Report on Form 10-K filed February 21, 2020, as updated by the information related to COVID-19 that was included in a Form 8-K that was filed on April 13, 2020, including the documents incorporated by reference therein, our Quarterly Report on Form 10-Q filed on August 4, 2020 and subsequent filings. All forward-looking statements are expressly qualified in their entirety by such risk factors. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$825,706	$488,313
Inventories	15,159	21,686
Accounts receivable	24,645	83,722
Current income tax receivable	84,105	4,082
Prepaid expenses and other	34,394	37,187
Total current assets	984,009	634,990
Theatre properties and equipment	3,252,987	3,348,237
Less: accumulated depreciation and amortization	1,707,164	1,612,990
Theatre properties and equipment, net	1,545,823	1,735,247
Operating lease right-of-use assets, net	1,286,224	1,383,080
Other assets
Goodwill	1,249,427	1,283,371
Intangible assets, net	315,569	321,769
Investment in NCM	250,434	265,792
Investments in affiliates	118,589	155,285
Long-term deferred tax asset	16,491	9,369
Deferred charges and other assets, net	36,047	39,114
Total other assets	1,986,557	2,074,700
Total assets	$5,802,613	$5,828,017

Liabilities and equity
Current liabilities
Current portion of long-term debt	$7,965	$6,595
Current portion of operating lease obligations	216,382	217,406
Current portion of finance lease obligations	16,224	15,432
Current income tax payable	—	5,195
Current liability for uncertain tax positions	—	13,446
Accounts payable and accrued expenses	383,306	450,726
Total current liabilities	623,877	708,800
Long-term liabilities
Long-term debt, less current portion	2,366,380	1,771,342
Operating lease obligations, less current portion	1,137,822	1,223,462
Finance lease obligations, less current portion	128,727	141,017
Long-term deferred tax liability	103,906	141,836
Long-term liability for uncertain tax positions	14,678	848
NCM screen advertising advances	346,237	348,354
Other long-term liabilities	62,538	44,036
Total long-term liabilities	4,160,288	3,670,895
Commitments and contingencies (see Note 19)
Equity
Cinemark Holdings, Inc.'s stockholders' equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 123,029,693 shares issued and 118,161,153 shares outstanding at September 30, 2020 and 121,863,515 shares issued and 117,151,656 shares outstanding at December 31, 2019	123	122
Additional paid-in-capital	1,238,547	1,170,039
Treasury stock, 4,868,540 and 4,711,859 shares, at cost, at September 30, 2020 and December 31, 2019, respectively	(84,432)	(81,567)
Retained earnings	267,193	687,332
Accumulated other comprehensive loss	(414,398)	(340,112)
Total Cinemark Holdings, Inc.'s stockholders' equity	1,007,033	1,435,814
Noncontrolling interests	11,415	12,508
Total equity	1,018,448	1,448,322
Total liabilities and equity	$5,802,613	$5,828,017

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Admissions	$14,901	$454,429	$307,400	$1,371,041
Concession	9,116	289,477	199,596	886,083
Other	11,461	77,911	81,072	237,172
Total revenues	35,478	821,817	588,068	2,494,296
Cost of operations
Film rentals and advertising	8,257	254,911	165,262	759,693
Concession supplies	2,688	51,573	39,879	157,361
Salaries and wages	20,181	103,270	116,589	308,316
Facility lease expense	67,047	87,436	214,490	262,529
Utilities and other	43,412	123,877	178,806	357,210
General and administrative expenses	30,342	44,702	99,361	127,002
Depreciation and amortization	62,543	67,760	191,380	196,795
Impairment of long-lived assets	24,595	27,304	41,214	45,382
Restructuring costs	524	—	20,062	—
(Gain) loss on disposal of assets and other	(13,327)	2,453	(10,997)	8,057
Total cost of operations	246,262	763,286	1,056,046	2,222,345
Operating income (loss)	(210,784)	58,531	(467,978)	271,951
Other income (expense)
Interest expense	(36,577)	(24,967)	(92,284)	(75,037)
Interest income	1,348	3,903	4,235	10,062
Foreign currency exchange loss	(2,251)	(4,406)	(6,183)	(4,785)
Distributions from NCM	1,061	2,474	6,975	9,168
Interest expense - NCM	(5,901)	(4,666)	(17,726)	(14,180)
Equity in income (loss) of affiliates	(16,077)	15,139	(27,711)	33,982
Total other expense	(58,397)	(12,523)	(132,694)	(40,790)
Income (loss) before income taxes	(269,181)	46,008	(600,672)	231,161
Income taxes	(121,145)	14,053	(222,398)	64,152
Net income (loss)	$(148,036)	$31,955	$(378,274)	$167,009
Less: Net income (loss) attributable to noncontrolling interests	(444)	602	(702)	1,957
Net income (loss) attributable to Cinemark Holdings, Inc.	$(147,592)	$31,353	$(377,572)	$165,052

Weighted average shares outstanding
Basic	116,707	116,356	116,552	116,288
Diluted	116,707	116,600	116,552	116,577
Earnings (loss) per share attributable to Cinemark Holdings, Inc.'s common stockholders
Basic	$(1.25)	$0.27	$(3.22)	$1.41
Diluted	$(1.25)	$0.27	$(3.22)	$1.41

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(148,036)	$31,955	$(378,274)	$167,009
Other comprehensive income (loss), net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes of $5,677, $417, $3,696 and $3,391, net of settlements	6,528	(1,291)	(16,794)	(10,504)
Other comprehensive loss in equity method investments	—	(49)	—	(142)
Foreign currency translation adjustments	(1,503)	(25,408)	(62,830)	(19,728)
Total other comprehensive loss, net of tax	5,025	(26,748)	(79,624)	(30,374)
Total comprehensive income (loss), net of tax	(143,011)	5,207	(457,898)	136,635
Comprehensive (income) loss attributable to noncontrolling interests	444	(602)	702	(1,957)
Comprehensive income (loss) attributable to Cinemark Holdings, Inc.	$(142,567)	$4,605	$(457,196)	$134,678

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net income (loss)	$(378,274)	$167,009
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation	187,748	193,032
Amortization of intangible and other assets	3,632	3,763
Amortization of debt issue costs	4,942	3,983
Non-cash accretion on convertible notes	1,739	—
Interest accrued on NCM screen advertising advances	17,726	—
Amortization of NCM screen advertising advances and other deferred revenues	(23,647)	(12,203)
Amortization of accumulated losses for amended swap agreements	5,338	—
Impairment of long-lived assets	41,214	45,382
Share based awards compensation expense	12,859	10,486
(Gain) loss on disposal of assets and other	(10,997)	8,057
Non-cash rent expense	1,649	(3,252)
Equity in (income) loss of affiliates	27,711	(33,982)
Deferred income tax expenses	(29,941)	(5,314)
Distributions from equity investees	25,430	28,163
Changes in assets and liabilities and other	(54,782)	(7,909)
Net cash provided by (used for) operating activities	(167,653)	397,215

Investing activities
Additions to theatre properties and equipment	(67,618)	(186,512)
Acquisition of U.S. theatres, net of cash acquired	—	(10,170)
Proceeds from sale of theatre properties and equipment and other	212	377
Investment in joint ventures and other, net	(50)	—
Net cash used for investing activities	(67,456)	(196,305)

Financing activities
Dividends paid to stockholders	(42,311)	(119,452)
Payroll taxes paid as a result of stock withholdings	(2,865)	(2,247)
Proceeds from convertible notes issued	460,000	—
Proceeds from other borrowings	257,167	—
Repayments of long-term debt	(4,947)	(4,947)
Payment of debt issue costs	(24,981)	—
Purchase of convertible note hedges	(142,094)	—
Proceeds from warrants issued	89,424	—
Payments on finance leases	(11,497)	(10,830)
Other	(392)	(1,588)
Net cash provided by (used for) financing activities	577,504	(139,064)

Effect of exchange rate changes on cash and cash equivalents	(5,002)	(5,296)

Increase in cash and cash equivalents	337,393	56,550

Cash and cash equivalents:
Beginning of period	488,313	426,222
End of period	$825,706	$482,772

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

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2019, included in the Annual Report on Form 10-K filed February 21, 2020 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be achieved for the full year.
2.	Impact of COVID-19

The outbreak of the COVID-19 pandemic has had an unprecedented impact on the world and the movie exhibition industry. The social and economic effects are widespread, and the situation continues to evolve. As a movie exhibitor that operates spaces where patrons gather in close proximity, the Company has been, and continues to be, significantly impacted by protective actions taken by governmental authorities to control the spread of the pandemic. To comply with government mandates at the initial outbreak of the COVID-19 pandemic, the Company temporarily closed all of its theatres in the U.S. and Latin America effective March 17, 2020 and March 18, 2020, respectively. In conjunction with the temporary closure of its theatres in March 2020, the Company implemented temporary personnel and salary reductions, halted non-essential operating and capital expenditures, and negotiated modified timing and/or abatement of contractual payments with landlords and other major suppliers until its theatres reopened.  In addition, the Company suspended its quarterly dividend.

As of September 30, 2020, the Company had reopened 252 of its domestic theatres and 15 of its international theatres showing limited volume of new releases along with library content during reduced operating hours.  While some staffing has been brought back to pre-COVID-19 levels given the theatre reopenings, the Company continues to maintain a temporary reduction in staffing while limiting capital expenditures to essential activities and projects.  The Company also continues to work with landlords and other vendors on extended or modified contractual payment terms while evaluating the status of the COVID-19 pandemic and local government regulations in assessing its plans to reopen its remaining theatres.

The Company’s focus on maintaining a healthy balance sheet and low leverage allowed it to enter the global COVID-19 crisis in a strong financial position. Based on the Company’s current level of operations, it believes that it has sufficient cash to sustain operations until late 2021, which would extend into 2022 when considering the additional income tax benefits discussed below. Nonetheless, the COVID-19 pandemic has had, and may continue to have, adverse effects on the Company’s business, results of operations, cash flows, financial condition, access to credit markets and ability to service existing and future indebtedness, some of which may be significant.

Health and Safety Protocols

The Company has implemented health and safety protocols in its theatres as a result of the pandemic for the safety of its employees and guests including, but not limited to, the following:

•	staggering showtimes and limiting capacities to maximize physical distancing
•	instituting a seat buffering technology to ensure social distancing within the auditorium
•	requiring face masks for all guests within the theater, which may only be removed for eating and drinking in the auditoriums
•	implementing stringent disinfecting and sanitizing protocols and providing ample supplies of hand sanitizer and seat wipes for patrons
•	delivering an abundant supply of fresh outdoor air, maintaining optimal air circulation and eliminating potential pollutants through filtration
•	encouraging contactless transactions
•	requiring that employees receive special training, participate in wellness check-ins and use personal protective wear, including face masks and gloves

With these comprehensive health and safety protocols in place, we believe we can more safely operate theaters while prioritizing the health of employees, guests and communities. The Company will continue to evolve these protocols based on changes to recommendations by local authorities throughout the region, as well as based on the Company’s experience as it reopens theatres domestically and throughout Latin America.

Restructuring Charges

In addition to the Company’s initial actions in response to the COVID-19 pandemic discussed above, during June 2020, Company management approved and announced a restructuring plan to realign its operations creating a more efficient cost structure (referred to herein as the “2020 Restructuring Plan”).  The 2020 Restructuring Plan primarily includes a permanent headcount reduction at its domestic corporate office and the permanent closure of 14 domestic and 7 international theatres.  The Company recorded $524 and $20,062 in restructuring costs on the condensed consolidated statement of income for the three and nine months ended September 30, 2020, respectively.  The following table summarizes the costs of the 2020 Restructuring Plan, payments made, noncash write-offs and the remaining liability at September 30, 2020:

	U.S. Operating Segment			International Operating Segment			Consolidated
	Employee-related Costs	Facility Closure Costs	Total Charges	Employee-related Costs	Facility Closure Costs	Total Charges	Employee-related Costs	Facility Closure Costs	Total Charges
Restructuring charges during the three months ended June 30, 2020	$8,955	$7,589	$16,544	$163	$2,831	$2,994	$9,118	$10,420	$19,538
Amounts paid	(90)	(482)	(572)	—	(42)	(42)	(90)	(524)	(614)
Noncash write-offs	—	88	88	—	(2,374)	(2,374)	—	(2,286)	(2,286)
Reserve balance at June 30, 2020	$8,865	$7,195	$16,060	$163	$415	$578	$9,028	$7,610	$16,638
Restructuring charges during the three months ended September 30, 2020 (1)	—	154	154	17	353	370	17	507	524
Amounts paid	(6,521)	(436)	(6,957)	(180)	(313)	(493)	(6,701)	(749)	(7,450)
Noncash write-offs	—	47	47	—	(129)	(129)	—	(82)	(82)
Reserve balance at September 30, 2020	$2,344	$6,960	$9,304	$—	$326	$326	$2,344	$7,286	$9,630

The unpaid and accrued restructuring costs of $9,630 are reflected in accounts payable and accrued expenses on the condensed consolidated balance sheet as of September 30, 2020.

Income Tax Considerations

The Company has elected to take advantage of certain tax-related benefits available under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) signed into U.S. federal law on March 27, 2020. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss (“NOL”) utilization and carryback periods, modifications to the net interest deduction limitations and a technical correction to the

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

2017 Tax Cuts and Jobs Act, which makes certain qualified improvement property eligible for bonus depreciation. Per the provisions of the CARES Act, the Company has deferred payment of certain employer payroll taxes for 2020 and has recorded payroll tax credits for expenses related to paying wages and health benefits to employees who were not working as a result of closures and reduced receipts associated with COVID-19.

An income tax benefit of $(121,145) was recorded for the third quarter of 2020 compared to income tax expense of $14,053 for the third quarter of 2019 on book (loss)/income of $(269,181) and $46,008, respectively. The effective tax rate was approximately 45.0% for the third quarter of 2020 compared to 30.5% for the third quarter of 2019. The Company’s 2020 effective tax rate was positively impacted by provisions in the CARES Act that allow for net operating losses originating in 2018, 2019 or 2020 to be carried back to earlier tax years, many of which had a 35% corporate tax rate.   As a result of the pandemic, Cinemark has incurred significant U.S. losses, which the Company is carrying back to prior years.  The Company recorded an income tax benefit of $(222,398) for the nine months ended September 30, 2020 with regard to U.S. operating losses, tax losses with respect to investments in foreign subsidiaries and a write down of certain intercompany receivables associated with the Company’s foreign subsidiaries.  The Company has recorded an income tax receivable of $84,105 as of September 30, 2020 and received cash tax refunds of $115,769 during the nine months ended September 30, 2020.

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

ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”).  In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its condensed consolidated financial statements.
4.	Lease Accounting

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Lease Deferrals and Abatements

Upon the temporary closure of theatres in March 2020, the Company initiated discussions with landlords to negotiate the deferral of rent and other lease-related payments while theatres remained closed.  These discussions and negotiations have remained ongoing as the Company continues to be impacted by the COVID-19 pandemic.  The amendments signed with the landlords involve varying concessions, including the abatement of rent payments during closure, deferral of all or a portion of rent payments to later periods and deferrals of rent payments to later periods combined with an early exercise of an existing renewal option or extension of the lease term.  In some cases, the Company is entitled to rent-free periods while theatres remain closed in certain locations due to local regulations.  Total payments deferred as of September 30, 2020 were approximately $62,559 and are included in accounts payable and accrued expenses in the condensed consolidated balance sheet.

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

The Company elected to not remeasure the related lease liabilities and right-of-use assets for those leases where the concessions and deferrals did not result in a significant change in total payments under the lease and where the remaining lease term did not change as a result of the negotiation.   For those leases that were renewed or extended as a result of the negotiation to defer rent payments, the Company recalculated the related lease liability and right-of-use asset based on the new terms.  During the three and nine months ended September 30, 2020, the Company did not recognize a material amount of negative lease expense related to rent abatement concessions.

The following table represents the Company’s aggregate lease costs, by lease classification, for the periods presented.

		Three Months Ended		Nine Months Ended
		September 30		September 30
Lease Cost	Classification	2020	2019	2020	2019
Operating lease costs
Equipment (1)	Utilities and other	$823	$1,569	$2,495	$5,173
Real Estate (2)(3)	Facility lease expense	65,970	88,149	211,088	262,783
Total operating lease costs		$66,793	$89,718	$213,583	$267,956

Finance lease costs
Amortization of leased assets	Depreciation and amortization	$3,665	$3,703	$11,052	$11,182
Interest on lease liabilities	Interest expense	1,725	1,922	5,333	5,927
Total finance lease costs		$5,390	$5,625	$16,385	$17,109
(1)

Includes approximately $(267) and $452 of short-term lease payments for the three months ended September 30, 2020 and 2019, respectively.  Includes approximately $(839) and $1,808 of short-term lease payments for the nine months ended September 30, 2020 and 2019, respectively.  The amounts for the three and nine months ended September 30, 2020 were impacted by i) a decrease in short term lease payments while theatres were closed and ii) rent abatements on leases that were not recalculated in accordance with the FASB guidance discussed above, which resulted in variable rent credits in the amount of the rent abatements.

(2)

Includes approximately $(191) and $18,591 of variable lease payments based on a change in index, such as CPI or inflation, variable payments based on revenues or attendance and variable common area maintenance costs for the three months ended September 30, 2020 and 2019, respectively.  Includes approximately $9,146 and $54,209 of variable lease payments based on a change in index, such as CPI or inflation, variable payments based on revenues or attendance and variable common area maintenance costs for the nine months ended September 30, 2020 and 2019.  The amounts for the three and nine months ended September 30, 2020 were impacted by rent abatements on leases that were not recalculated in accordance with the FASB guidance discussed above, which resulted in variable rent credits in the amount of the rent abatements.

(3)

Approximately $335 and $400 of lease payments are included in general and administrative expenses primarily related to office leases for the three months ended September 30, 2020 and 2019, respectively.  Approximately $1,122 and $1,184 of lease payments are included in general and administrative expenses primarily related to office leases for the nine months ended September 30, 2020 and 2019, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table represents the minimum cash lease payments included in the measurement of lease liabilities and the non-cash addition of assets for the periods indicated.

	Nine Months Ended
	September 30,
Other Information	2020	2019
Contractual cash payments included in the measurement of lease liabilities(1)
Cash outflows for operating leases	$205,276	$ 211,940
Cash outflows for finance leases - operating activities	$5,304	$5,756
Cash outflows for finance leases - financing activities	$11,497	$ 10,830
Non-cash amount of leased assets obtained in exchange for:
Operating lease liabilities - real estate	$84,209	$53,526
Operating lease liabilities - equipment	$32	$668
Finance lease liabilities	$—	$—
(1)

As discussed above at Lease Deferrals and Abatements, the Company negotiated certain lease amendments to defer and/or abate contractual payments as a result of the COVID-19 pandemic and temporary closure of theatres.  In accordance with FASB Staff guidance, the Company did not recalculate lease liabilities and right of use assets for amendments that did not result in a substantial increase in the rights of the lessor or the obligations of the lessee.  Contractual payment amounts for the nine months ended September 30, 2020 above are prior to the impact of deferred or abated rent amounts.

As of September 30, 2020, the Company had signed lease agreements with total noncancelable lease payments of approximately $220,417 related to theatre leases that had not yet commenced.  The timing of lease commencement is dependent on the completion of construction of the related theatre facility.  Additionally, these amounts are based on estimated square footage and costs to construct each facility and may be subject to adjustment upon final completion of each construction project.  In accordance with ASC Topic 842, fixed minimum lease payments related to these theatres are not included in the right-of-use assets and lease liabilities as of September 30, 2020.  There were no noncancelable lease agreements signed, but not yet commenced, related to equipment leases as of September 30, 2020.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Accounts receivable as of September 30, 2020 and December 31, 2019 included approximately $6,162 and $31,620 of receivables, respectively, related to contracts with customers.  The Company did not record any assets related to the costs to obtain or fulfill a contract with customers during the nine months ended September 30, 2020 or September 30, 2019.

Disaggregation of Revenue

The following tables present revenues for the three and nine months ended September 30, 2020 and 2019, disaggregated based on major type of good or service and by reportable operating segment and disaggregated based on timing of revenue recognition.

	Three Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2020
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Admissions revenues	$14,794	$107	$14,901	$247,157	$60,243	$307,400
Concession revenues	8,861	255	9,116	161,674	37,922	199,596
Screen advertising, screen rental and promotional revenues (2)	9,227	513	9,740	35,319	13,437	48,756
Other revenues	1,527	194	1,721	25,857	6,459	32,316
Total revenues	$34,409	$1,069	$35,478	$470,007	$118,061	$588,068

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Admissions revenues	$351,122	$103,307	$454,429	$1,066,884	$304,157	$1,371,041
Concession revenues	230,415	59,062	289,477	704,727	181,356	886,083
Screen advertising, screen rental and promotional revenues	21,114	16,448	37,562	63,996	49,587	113,583
Other revenues	30,394	9,955	40,349	95,180	28,409	123,589
Total revenues	$633,045	$188,772	$821,817	$1,930,787	$563,509	$2,494,296

	Three Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2020
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
Timing of Recognition	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$24,945	$352	$25,297	$426,476	$101,681	$528,157
Goods and services transferred over time (2)	9,464	717	10,181	43,531	16,380	59,911
Total	$34,409	$1,069	$35,478	$470,007	$118,061	$588,068

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
Timing of Recognition	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$610,063	$169,171	$779,234	$1,860,828	$504,702	$2,365,530
Goods and services transferred over time	22,982	19,601	42,583	69,959	58,807	128,766
Total	$633,045	$188,772	$821,817	$1,930,787	$563,509	$2,494,296

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

(1)	U.S. segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 17 for additional information on intercompany eliminations.
(2)	Amount includes amortization of NCM screen advertising advances. See Deferred Revenues below.

Deferred Revenues

The following table presents changes in the Company’s advances and deferred revenues for the nine months ended September 30, 2020.

	NCM screen advertising advances (1)	Other Deferred Revenues (2)	Total
Balance at January 1, 2020	$348,354	$138,426	$486,780
Amounts recognized as accounts receivable	—	2,788	2,788
Cash received from customers in advance	—	45,933	45,933
Common units received from NCM (see Note 9)	3,620	—	3,620
Interest accrued related to significant financing component	17,726	—	17,726
Revenue recognized during period	(23,463)	(44,714)	(68,177)
Foreign currency translation adjustments	—	(2,022)	(2,022)
Balance at September 30, 2020	$346,237	$140,411	$486,648
(1)	See Note 9 for the maturity of balance as of September 30, 2020.
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

The table below summarizes the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of September 30, 2020 and when the Company expects to recognize this revenue.

	Twelve Months Ended September 30,
Remaining Performance Obligations	2021	2022	2023	2024	2025	Thereafter	Total
Other Deferred revenue	$125,429	$14,936	$46	$—	$—	$—	$140,411

6.	Earnings Per Share

The Company considers its unvested share-based payment awards, which contain non-forfeitable rights to dividends, participating securities, and includes such participating securities in its computation of earnings per share pursuant to the two-class method. Basic earnings per share for the two classes of stock (common stock and unvested restricted stock) is calculated by dividing net income by the weighted average number of shares of common stock and unvested restricted stock outstanding during the reporting period. Diluted earnings per share is calculated using the weighted average number of shares of common stock plus the potentially dilutive effect of common equivalent shares outstanding determined under both the two-class method and the treasury stock method.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table presents computations of basic and diluted earnings per share under the two-class method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Cinemark Holdings, Inc.	$(147,592)	$31,353	$(377,572)	$165,052
Loss (earnings) allocated to participating share-based awards (1)	1,472	(211)	2,832	(1,012)
Net income (loss) attributable to common stockholders	$(146,120)	$31,142	$(374,740)	$164,040

Denominator (shares in thousands):
Basic weighted average common stock outstanding	116,707	116,356	116,552	116,288
Common equivalent shares for restricted stock units (2)	—	244	—	289
Diluted common equivalent shares	116,707	116,600	116,552	116,577

Basic earnings (loss) per share attributable to common stockholders	$(1.25)	$0.27	$(3.22)	$1.41
Diluted earnings (loss) per share attributable to common stockholders	$(1.25)	$0.27	$(3.22)	$1.41

(1)

For the three months ended September 30, 2020 and 2019, a weighted average of approximately 1,175 and 793 shares of restricted stock, respectively, were considered participating securities.  For the nine months ended September 30, 2020 and 2019, a weighted average of approximately 880 and 719 shares of restricted stock, respectively, were considered participating securities.

(2)

For the three months ended September 30, 2020, approximately 438 common equivalent shares for restricted stock units were excluded because they were anti-dilutive.  For the nine months ended September 30, 2020, approximately 689 common equivalent shares for restricted stock units were excluded because they were anti-dilutive.

The calculations of diluted earnings per share for the three and nine months ended September 30, 2020 do not include the impact of the conversion of the 4.50% Convertible Senior Notes, issued August 21, 2020, into 32,051,282 shares of common stock, as it would be anti-dilutive. Additionally, the average price of the Company’s common stock did not exceed $22.08 per share during the reporting period; therefore, additional shares that may be issued related to the recently issued warrants were not included in the calculation of diluted common equivalent shares.  See further discussion of the 4.50% Convertible Senior Notes, the convertible note hedges and the warrants at Note 7.

7.	Long Term Debt Activity

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a $700,000 term loan and a $100,000 revolving credit line (the “Credit Agreement”).  On March 25, 2020, the Company borrowed $98,800 under the revolving credit line of the Credit Agreement, which was repaid on September 30, 2020.

As of September 30, 2020, there was $641,381 outstanding under the term loan and no borrowings were outstanding under the revolving credit line.   As of September 30, 2020, approximately $100,000 was available for borrowing under the revolving credit line. Quarterly principal payments of $1,649 are due on the term loan through December 31, 2024, with a final principal payment of $613,351 due on March 29, 2025.  The revolving credit line matures November 28, 2022.

The average interest rate applicable to outstanding term loan borrowings under the Credit Agreement at September 30, 2020 was approximately 3.4 % per annum, after giving effect to the interest rate swap agreements discussed below.

On April 17, 2020, in conjunction with the issuance of the 8.750% Secured Notes discussed below, the Company obtained a waiver of the leverage covenant, which applies when amounts are outstanding under the revolving line of credit, from the majority of revolving lenders under the Credit Agreement for the fiscal quarters ending September 30, 2020 and December 31, 2020.

On August 21, 2020, in conjunction with the issuance of the 4.50% Convertible Senior Notes discussed below, the Company further amended the waiver of the leverage covenant to extend through the fiscal quarter ending September 30, 2021.  The amendment also (i) modifies the leverage covenant calculation beginning with the calculation for the trailing twelve-month period ended December 31, 2021, (ii) for purposes of testing the consolidated net senior secured leverage ratio for the fiscal quarters ending on December 31, 2021, March 31, 2022 and June 30, 2022, permits the Company to substitute Consolidated EBITDA for the first three fiscal quarters of 2019 in lieu of Consolidated EBITDA for the corresponding fiscal quarters of 2021, (iii) modifies the restrictions

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

imposed by the covenant waiver, and (iv) makes such other changes to permit the issuance of the 4.50% Convertible Senior Notes discussed below.

8.750% Secured Notes

On April 20, 2020, Cinemark USA, Inc. issued $250,000 8.750% senior secured notes (the “8.750% Secured Notes”).  The 8.750% Secured Notes will mature on May 1, 2025; provided, however, that if (i) on September 13, 2022, the aggregate outstanding principal amount of the 5.125% Senior Notes that shall not have been purchased, repurchased, redeemed, defeased or otherwise acquired, retired, cancelled or discharged exceeds $50,000, the 8.750% Secured Notes will mature on September 14, 2022 and (ii) on February 27, 2023, the aggregate outstanding principal amount of the 4.875% Senior Notes that shall not have been purchased, repurchased, redeemed, defeased or otherwise acquired, retired, cancelled or discharged exceeds $50,000, the 8.750% Secured Notes will mature on February 28, 2023. Interest on the 8.750% Secured Notes will be payable on May 1 and November 1 of each year, beginning on November 1, 2020.

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

Issuance of 4.50% Convertible Senior Notes

On August 21, 2020, Cinemark Holdings, Inc. issued $460,000 4.50% convertible senior notes (the “4.50% Convertible Senior Notes”).  The 4.50% Convertible Senior Notes will mature on August 15, 2025, unless earlier repurchased or converted in accordance with the indenture.  Interest on the 4.50% Convertible Senior Notes will be payable on February 15 and August 15 of each year, beginning on February 15, 2021.

Holders of the 4.50% Convertible Senior Notes may convert their 4.50% Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding May 15, 2025 only under the following circumstances: ; (1) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (2) if the Company distributes to all or substantially all stockholders (i) rights options or warrants entitling them to purchase shares at a discount to the recent average trading price of the Company’s common stock (including due to a stockholder rights plan) or (ii) the Company’s assets or securities or rights, options or warrants to purchase the same with a per share value exceeding 10% of the trading price of the Company’s stock, (3)

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

upon the occurrence of specified corporate events as described further in the indenture, or (4) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price (initially 14.35 per share), on each applicable trading day. Beginning May 15, 2025, holders may convert their notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion of the notes, the Company will pay or deliver cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.

The conversion rate will initially be 69.6767 shares of the Company’s common stock per $1,000 principal amount of the 4.50% Convertible Senior Notes. The conversion rate will be subject to adjustment upon the occurrence of certain events. If a make-whole fundamental change as defined in the indenture governing the 4.50% Convertible Senior Notes occurs prior to the maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 4.50% Convertible Senior Notes in connection with such make-whole fundamental change.

The 4.50% Convertible Senior Notes will be effectively subordinated to any of the Company’s, or its subsidiaries’, existing and future secured debt to the extent of the value of the assets securing such indebtedness, including obligations under the Credit Agreement. The 4.50% Convertible Senior Notes will be structurally subordinated to all existing and future debt and other liabilities, including trade payables, including Cinemark USA’s 5.125% senior notes due 2022, 4.875% senior notes due 2023 and the 8.750% Secured Notes due 2025, or, collectively, Cinemark USA’s senior notes (but excluding all obligations under the Credit Agreement which are guaranteed by the Company). The 4.50% Convertible Senior Notes rank equally in right of payment with all of the Company’s existing and future unsubordinated debt, including all obligations under the Cinemark USA, Inc. Credit Agreement, which such Credit Agreement is guaranteed by the Company, and senior in right of payment to any future debt that is expressly subordinated in right of payment to the 4.50% Convertible Senior Notes.  The 4.50% Convertible Notes are not guaranteed by any of Cinemark Holdings, Inc.’s subsidiaries.

In accordance with accounting guidance on debt and equity financing, the Company bifurcated the gross proceeds from the issuance of 4.50% Convertible Senior Notes and recorded a portion as long-term debt and a portion in equity.  The long-term debt value was based on the fair value of the debt, determined as the present value of principal and interest payments assuming a market interest rate for similar debt that excluded a conversion feature.  The difference between the face value of the 4.50% Convertible Senior Notes and the fair value is referred to as the debt discount, and represents the amount allocated to equity.  The debt discount is being amortized to interest expense at an effective interest rate of 10.00% over the contractual terms of the notes.

Concurrently with the issuance of the 4.50% Convertible Senior Notes, the Company entered into privately negotiated convertible note hedge transactions (the “Hedge Transactions”) with one or more of the Initial Purchasers or their respective affiliates (the “Option Counterparties”).  The Hedge Transactions cover the number of shares of the Company’s common stock that will initially underlie the aggregate amount of the 4.50% Convertible Senior Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 4.50% Convertible Senior Notes. The Hedge Transactions are generally expected to reduce potential dilution to the Company’s common stock upon any conversion of the 4.50% Convertible Senior Notes and/or offset any cash payments the Company may be required to make in excess of the principal amount of converted 4.50% Convertible Senior  Notes, as the case may be. Concurrently with entering into the Hedge Transactions, the Company also entered into separate privately negotiated warrant transactions with Option Counterparties whereby it sold to Option Counterparties warrants to purchase (subject to the net share settlement provisions set forth therein) up to the same number of shares of the Company’s common stock, subject to customary anti-dilution adjustments (the “Warrants”). The Warrants could separately have a dilutive effect to the extent that the market value per share of the Company’s common stock exceeds the strike price of the warrants on the applicable expiration dates unless, subject to the terms of the Warrants, the Company elects to cash settle the Warrants. The exercise price of the Warrants is initially $22.08 and is subject to certain adjustments under the terms of the warrants.  The Company received $89,424 in cash proceeds from the sale of Warrants, which were used along with proceeds from the 4.50% Convertible Senior Notes, to pay approximately $142,094 to enter into the Hedge Transactions.  The tax impact of the conversion option and Warrants amounted to $10,960 and was recorded in additional paid-in-capital.

Together, the Hedge Transactions and the Warrants are intended to reduce the potential dilution from the conversion of the 4.50% Convertible Senior Notes.  The Hedge Transactions and Warrants are recorded in equity and are not accounted for as derivatives, in accordance with applicable accounting guidance.

Additional Borrowings of International Subsidiaries

During May 2020, the Company’s subsidiary in Peru borrowed the USD equivalent of approximately $2,811 under a loan that bears interest at approximately 1%. Principal payments are due monthly beginning in July 2021 through June 2023.  Accrued and

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

unpaid interest is to be paid when principal payments are due.  The Company is subject to certain customary negative covenants under the loan.

During May, June and September 2020, the Company’s subsidiary in Colombia borrowed the USD equivalent of approximately $4,357 under three variable rate loans. Aggregate principal payments are due monthly beginning in December 2020 through September 2025.  Accrued and unpaid interest is to be paid when principal payments are due.  The variable interest rates on the loans ranged from approximately 7.0% to 9.0% as of September 30, 2020.  The Company is subject to certain customary negative covenants and ratio covenants under the loans.

Interest Rate Swap Agreements

Effective March 31, 2020, the Company amended and extended its three existing interest rate swap agreements and entered into a fourth interest rate swap agreement, all of which are used to hedge a portion of the interest rate risk associated with the variable interest rates on the Company’s term loan debt and qualify for cash flow hedge accounting. Below is a summary of the Company’s interest rate swap agreements designated as cash flow hedges as of September 30, 2020:

					Estimated
					Fair Value at
Notional					September 30,
Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	2020 (1)
$137,500	December 31, 2018	2.12%	1-Month LIBOR	December 31, 2024	$10,719
$175,000	December 31, 2018	2.12%	1-Month LIBOR	December 31, 2024	13,647
$137,500	December 31, 2018	2.19%	1-Month LIBOR	December 31, 2024	11,192
$150,000	March 31, 2020	0.57%	1-Month LIBOR	March 31, 2022	926
				Total	$36,484
(1)

Approximately $9,763 of the total is included in accounts payable and accrued expenses and $26,721 is included in other long-term liabilities on the condensed consolidated balance sheet as of September 30, 2020.

  Upon amending the interest rate swap agreements effective March 31,2020, the Company determined that the interest payments hedged with the agreements are still probable to occur, therefore the loss that accumulated on the swaps prior to the amendments of $29,359 is being amortized to interest expense through December 31, 2022, the original maturity dates of the swaps.   Approximately $2,669 and $5,338 was recorded in amortization of accumulated losses for amended swaps in the condensed consolidated income statement for the three and nine months ended September 30, 2020, respectively.

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

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt using the market approach, which utilizes quoted market prices that fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by ASC 820, Fair Value Measurement (“ASC Topic 820”). The carrying value of the Company’s long-term debt was $2,412,891 and $1,801,327 as of September 30, 2020 and December 31, 2019, respectively, excluding unamortized debt discounts and debt issue costs. The fair value of the Company’s long-term debt was $2,303,988 and $1,826,503 as of September 30, 2020 and December 31, 2019, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

8.	Equity

Below is a summary of changes in stockholders’ equity attributable to Cinemark Holdings, Inc., noncontrolling interests and total equity for the three and nine months ended September 30, 2020 and 2019:

	Common Stock	Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Cinemark Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2020	$122	$(81,567)	$1,170,039	$687,332	$(340,112)	$1,435,814	$12,508	$1,448,322
Issuance of share based awards and share based awards compensation expense	—	—	4,111	—	—	4,111	—	4,111
Stock withholdings related to share based awards that vested during the three months ended March 31, 2020	—	(2,691)	—	—	—	(2,691)	—	(2,691)
Dividends paid to stockholders, $0.36 per common share (1)	—	—	—	(42,311)	—	(42,311)	—	(42,311)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(392)	(392)
Dividends accrued on unvested restricted stock unit awards (1)	—	—	—	(256)	—	(256)	—	(256)
Net income (loss)	—	—	—	(59,591)	—	(59,591)	169	(59,422)
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	(24,171)	(24,171)	—	(24,171)
Foreign currency translation adjustments	—	—	—	—	(57,625)	(57,625)	—	(57,625)
Balance at March 31, 2020	122	(84,258)	1,174,150	585,174	(421,908)	1,253,280	12,285	1,265,565
Issuance of share based awards and share based awards compensation expense	—	—	4,321	—	—	4,321	—	4,321
Stock withholdings related to share based awards that vested during the three months ended June 30, 2020	—	(107)	—	—	—	(107)	—	(107)
Net loss	—	—	—	(170,389)	—	(170,389)	(427)	(170,816)
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	849	849	—	849
Amortization of accumulated losses for amended swap agreements	—	—	—	—	2,669	2,669	—	2,669
Foreign currency translation adjustments	—	—	—	—	(3,702)	(3,702)	—	(3,702)
Balance at June 30, 2020	122	(84,365)	1,178,471	414,785	(422,092)	1,086,921	11,859	1,098,780
Issuance of share based awards and share based awards compensation expense	1	—	4,427	—		4,428		4,428
Stock withholdings related to share based awards that vested during the three months ended September 30, 2020	—	(67)	—	—	—	(67)	—	(67)
Net loss	—	—	—	(147,592)	—	(147,592)	(444)	(148,036)
Issuance of convertible senior notes, net of allocated debt issue costs	—	—	97,359	—	—	97,359	—	97,359
Tax impact of convertible notes issued	—	—	10,960	—	—	10,960	—	10,960
Call options purchased	—	—	(142,094)	—	—	(142,094)	—	(142,094)
Proceeds from issuance of warrants	—	—	89,424	—	—	89,424	—	89,424
Unrealized gain to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	6,528	6,528	—	6,528
Amortization of accumulated losses for amended swap agreements	—	—	—	—	2,669	2,669	—	2,669
Foreign currency translation adjustments	—	—	—	—	(1,503)	(1,503)	—	(1,503)
Balance at September 30, 2020	$123	$(84,432)	$1,238,547	$267,193	$(414,398)	$1,007,033	$11,415	$1,018,448

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	Common Stock	Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Cinemark Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2019	$121	$(79,259)	$1,155,424	$686,459	$(319,007)	$1,443,738	$12,379	$1,456,117
Cumulative effect of change in accounting principle, net of taxes of $6,054	—	—	—	16,985	—	16,985	—	16,985
Issuance of share based awards and share based awards compensation expense	—	—	2,970		—	2,970	—	2,970
Stock withholdings related to share based awards that vested during the three months ended March 31, 2019	—	(1,947)	—	—	—	(1,947)	—	(1,947)
Dividends paid to stockholders, $0.34 per common share (1)	—	—	—	(39,797)	—	(39,797)	—	(39,797)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(1,000)	(1,000)
Dividends accrued on unvested restricted stock unit awards (1)	—	—	—	(108)	—	(108)	—	(108)
Net income	—	—	—	32,728	—	32,728	465	33,193
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	(3,311)	(3,311)	—	(3,311)
Other comprehensive loss in equity method investees	—	—	—	—	(71)	(71)	—	(71)
Foreign currency translation adjustments	—	—	—	—	755	755	—	755
Balance at March 31, 2019	121	(81,206)	1,158,394	696,267	(321,634)	1,451,942	11,844	1,463,786
Issuance of share based awards and share based awards compensation expense	1	—	3,676	—	—	3,677	—	3,677
Stock withholdings related to share based awards that vested during the three months ended June 30, 2019	—	(300)	—	—	—	(300)	—	(300)
Dividends paid to stockholders, $0.34 per common share (1)	—	—	—	(39,823)	—	(39,823)	—	(39,823)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(294)	(294)
Dividends accrued on unvested restricted stock unit awards (1)	—	—	—	(189)	—	(189)	—	(189)
Net income	—	—	—	100,971	—	100,971	890	101,861
Other comprehensive loss in equity method investees	—	—	—	—	(22)	(22)	—	(22)
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	(5,902)	(5,902)	—	(5,902)
Foreign currency translation adjustments	—	—	—	—	4,925	4,925	—	4,925
Balance at June 30, 2019	$122	$(81,506)	$1,162,070	$757,226	$(322,633)	$1,515,279	$12,440	$1,527,719
Issuance of share based awards and share based awards compensation expense	—	—	3,840	—	—	3,840	—	3,840
Dividends paid to stockholders, $0.34 per common share (1)	—	—	—	(39,832)	—	(39,832)	—	(39,832)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(294)	(294)
Dividends accrued on unvested restricted stock unit awards (1)	—	—	—	(189)	—	(189)	—	(189)
Net income	—	—	—	31,353	—	31,353	602	31,955
Other comprehensive loss in equity method investees	—	—	—	—	(49)	(49)	—	(49)
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	(1,291)	(1,291)	—	(1,291)
Foreign currency translation adjustments	—	—	—	—	(25,408)	(25,408)	—	(25,408)
Balance at September 30, 2019	$122	$(81,506)	$1,165,910	$748,558	$(349,381)	$1,483,703	$12,748	$1,496,451

(1)	Below is a summary of dividends paid to stockholders as well as dividends accrued on unvested restricted stock units during the nine months ended September 30, 2020 and 2019:

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

			Amount per Share
Declaration Date	Record Date	Payable Date	of Common Stock	Total
2/21/2020	3/6/2020	3/20/2020	$0.36	$42,567
Nine Months Ended September 30, 2020			$0.36	$42,567

2/22/2019	3/8/2019	3/22/2019	$0.34	$39,905
5/23/2019	6/8/2019	6/24/2019	0.34	40,012
8/15/2019	9/4/2019	9/18/2019	0.34	40,021
Nine Months Ended September 30, 2019			$1.02	$119,938

9.	National CineMedia

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

	Investment in NCM	NCM Screen Advertising Advances	Distributions from NCM	Equity in Loss	Other Revenue	Interest Expense - NCM	Cash Received
Balance as of January 1, 2020	$265,792	$(348,354)
Receipt of common units due to annual common unit adjustment ("CUA")	3,620	(3,620)	$—	$—	$—	$—	$—
Screen rental revenues earned under ESA (1)	—	—	—	—	(4,209)	—	4,209
Interest accrued related to significant financing component	—	(17,726)	—	—	—	17,726	—
Receipt of excess cash distributions	(14,168)	—	(6,975)	—	—	—	21,143
Equity in loss	(4,810)	—	—	4,810	—	—	—
Amortization of screen advertising advances	—	23,463	—	—	(23,463)	—	—
Balance as of and for the nine months ended September 30, 2020	$250,434	$(346,237)	$(6,975)	$4,810	$(27,672)	$17,726	$25,352

(1)

Amounts include the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $2,243.

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

During March 2020, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, the Company received an additional 1,112,368 common units of NCM, each of which is convertible into one share of NCMI common stock. The Company recorded the additional common units received at estimated fair value with a corresponding adjustment to NCM screen advertising advances of approximately $3,620. The fair value of the common units received was estimated based on the market price of NCMI common stock at the time the common units were determined, adjusted for volatility associated with the estimated time period it would take to convert the common units and register the respective shares.

As of September 30, 2020, the Company owned a total of 40,850,068 common units of NCM, representing an ownership interest of approximately 25%. Each of the Company’s common units in NCM is convertible into one share of NCM, Inc. common stock.  As of September 30, 2020, the estimated fair value of the Company’s investment in NCM was approximately $111,112 based on NCM, Inc.’s stock price as of September 30, 2020 of $2.72 per share (Level 1 input as defined in FASB ASC Topic 820), which was below the Company’s carrying value of $250,434.  The market value of NCM, Inc.’s stock price may vary due to the performance of the business, industry trends, general and economic conditions and other factors, including those resulting from the impact of COVID-19 (see Note 2).  The Company does not believe that the decline in NCM, Inc.’s stock price is other than temporary as the Company and other industry participants, who are also members of the NCM network, have reopened some theatres and will continue to reopen theatres as local government restrictions allow.  The Company expects the industry to recover gradually over time.  Therefore, no impairment of the Company’s investment in NCM was recorded during the three and nine months ended September 30, 2020.

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

The recognition of revenue related to the NCM screen advertising advances will be recorded on a straight-line basis through February 2041.

	Twelve Months Ended September 30,
Remaining Maturity	2021	2022	2023	2024	2025	Thereafter	Total
NCM screen advertising advances	$8,131	$8,693	$9,295	$9,940	$10,630	$299,548	$346,237

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Significant Financing Component

Prior to the September 17, 2019 amendment of the ESA, the Company applied a significant financing component, as required by ASC Topic 606, due to the significant length of time between receiving the NCM screen advertising advances (the $174,000 received at the NCMI IPO and the periodic common unit adjustments) and completion of the performance obligation. Effective September 17, 2019, upon the Company’s evaluation and determination that ASC Topic 842 applies to the amended ESA, the Company determined it acceptable to apply the significant financing component guidance from ASC Topic 606 by analogy as the economic substance of the agreement represents a financing arrangement. As a result of the significant financing component, the Company recognized incremental screen rental revenue and an offsetting interest expense of $23,463 and $17,726, respectively, during the nine months ended September 30, 2020. The interest expense was calculated using the Company’s incremental borrowing rates at the time when the cash was received from the NCMI IPO and each tranche of common units was received from NCM, which ranged from 4.4% to 8.3%.

NCM Financial Information

Below is summary financial information for NCM for the periods indicated:

	Three Months Ended	Three Months ended	Nine Months Ended	Nine Months Ended
	September 24, 2020	September 26, 2019	September 24, 2020	September 26, 2019
Gross revenues	$6,000	$110,513	$74,700	$297,613
Operating income (loss)	$(20,073)	$39,349	$(38,973)	$87,949
Net income (loss)	$(34,950)	$25,307	$(81,350)	$45,907

	As of	As of
	September 24, 2020	December 26, 2019
Current assets	$170,749	$185,400
Noncurrent assets	$693,018	$706,600
Current liabilities	$47,153	$125,500
Noncurrent liabilities	$1,073,742	$947,800
Members deficit	$(257,128)	$(181,300)

10.	Other Investments

Below is a summary of activity for each of the Company’s other investments for the nine months ended September 30, 2020:

	DCIP	AC JV, LLC	DCDC	FE Concepts	Other	Total
Balance at January 1, 2020	$124,696	$5,022	$3,169	$19,519	$2,879	$155,285
Cash distributions received	(10,383)	—	(878)	—	—	(11,261)
Equity loss	(20,083)	(618)	(1,197)	(1,003)	—	(22,901)
Other	50	—	—	—	(2,584)	(2,534)
Balance at September 30, 2020	$94,280	$4,404	$1,094	$18,516	$295	$118,589

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

As of September 30, 2020, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting.

Below is summary financial information for DCIP for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Gross revenues	$1,084	$40,200	$20,809	$125,869
Operating income (loss)	$(29,878)	$22,617	$(72,422)	$73,396
Net income (loss)	$(30,554)	$22,362	$(79,660)	$69,323

	As of
	September 30, 2020	December 31, 2019
Current assets	$28,299	$51,382
Noncurrent assets	$461,276	$581,547
Current liabilities	$58,375	$70,515
Noncurrent liabilities	$710	$190
Members' equity	$430,490	$562,224

As of September 30, 2020, the Company had 3,812 digital projection systems being leased under the master equipment lease agreement with Kasima LLC, which is an indirect subsidiary of DCIP and a related party to the Company. The Company had the following transactions with DCIP, reflected in utilities and other costs on the condensed consolidated statements of income, during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Equipment lease payments (1)	$346	$1,105	$1,384	$3,357
Warranty reimbursements from DCIP	$—	$(2,953)	$(3,123)	$(8,842)
Management service fees	$—	$128	$84	$438
(1)

The Company negotiated an abatement of lease payments during the temporary closure of its theatres as a result of the COVID-19 pandemic.  The Company did not remeasure its lease liabilities and lease right-of-use assets as a result of these negotiations in accordance with FASB guidance.  See further discussion at Note 4.

AC JV, LLC

During December 2013, the Company, Regal, AMC (the “AC Founding Members”) and NCM entered into a series of agreements that resulted in the formation of AC JV, LLC (“AC”), a joint venture that owns “Fathom Events” formerly operated by NCM.  The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators, including concerts, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. The Company paid event fees to AC of $2,258 and $10,332 for the nine months ended September 30, 2020 and 2019, respectively, which are included in film rentals and advertising costs on the condensed consolidated statements of income. The Company accounts for its investment in AC under the equity method of accounting.

Digital Cinema Distribution Coalition

Digital Cinema Distribution Coalition (“DCDC”) is a joint venture among the Company, Universal, Warner Bros., AMC and Regal.  DCDC operates a satellite distribution network that distributes all digital content to U.S. theatres via satellite. The Company

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

has an approximate 14.6% ownership in DCDC. The Company paid approximately $208 and $703 to DCDC during the nine months ended September 30, 2020 and 2019, respectively, related to content delivery services provided by DCDC.  These fees are included in film rentals and advertising costs on the condensed consolidated statements of income. The Company accounts for its investment in DCDC under the equity method of accounting.

FE Concepts, LLC

During April 2018, the Company, through its wholly-owned indirect subsidiary CNMK Texas Properties, LLC (“CNMK”), formed a joint venture, FE Concepts, LLC (“FE Concepts”) with AWSR Investments, LLC (“AWSR”), an entity owned by Lee Roy Mitchell and Tandy Mitchell.  FE Concepts operates a family entertainment center that offers bowling, gaming, movies and other amenities that opened during December 2019.  The Company and AWSR each invested approximately $20,000 and each have a 50% voting interest in FE Concepts.  The Company accounts for its investment in FE Concepts under the equity method of accounting.  The Company has a theatre services agreement with FE Concepts under which it provides film booking and equipment monitoring services. The Company recorded $3 and $19 of theatre services revenue under the agreement during the three and nine months ended September 30, 2020, respectively.

Additional Considerations

Each of the investments above have been adversely impacted by the COVID-19 pandemic (see Note 2) due to the temporary closure of theatres across the U.S.  The Company does not believe that any resulting decline in value of the underlying investments is other than temporary as the Company and other industry participants, who also have equity ownership interests in certain of the above investments, have reopened some theatres and will continue to reopen theatres as local government restrictions allow. The Company expects the industry to recover gradually over time.
11.	Treasury Stock and Share Based Awards

Treasury Stock — Treasury stock represents shares of common stock repurchased or withheld by the Company and not yet retired. The Company has applied the cost method in recording its treasury shares.  Below is a summary of the Company’s treasury stock activity for the nine months ended September 30, 2020:

	Number of
	Treasury
	Shares	Cost
Balance at January 1, 2020	4,711,859	$81,567
Restricted stock withholdings (1)	100,548	2,865
Restricted stock forfeitures	56,133	—
Balance at September 30, 2020	4,868,540	$84,432

(1)

The Company withheld restricted shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting in restricted stock and restricted stock units.  The Company determined the number of shares to be withheld based upon market values ranging from $8.03 to $32.12 per share.

As of September 30, 2020, the Company had no plans to retire any shares of treasury stock.

Restricted Stock – During the nine months ended September 30, 2020, the Company granted 1,045,885 shares of restricted stock to its directors and employees of the Company. The fair value of the restricted stock granted was determined based on the market value of the Company’s common stock on the dates of grant, which ranged from $8.39 to $32.12 per share. The Company assumed forfeiture rates for the restricted stock awards that ranged from 0% to 10%.  The restricted stock awards vest over periods ranging from one to four years. The recipients of restricted stock are entitled to receive non-forfeitable dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of restricted stock activity for the nine months ended September 30, 2020:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2020	783,823	$37.53
Granted	1,045,885	$18.35
Vested	(326,281)	$35.63
Forfeited	(56,133)	$33.63
Outstanding at September 30, 2020	1,447,294	$24.25
Unvested restricted stock at September 30, 2020	1,447,294	$24.25

	Nine Months Ended September 30,
	2020	2019
Compensation expense recognized during the period	$8,235	$7,456
Fair value of restricted shares that vested during the period	$8,944	$7,630
Income tax benefit recognized upon vesting of restricted stock awards	$2,678	$1,473

As of September 30, 2020, the estimated remaining unrecognized compensation expense related to unvested restricted stock awards was $22,858 and the weighted average period over which this remaining compensation expense will be recognized is approximately two years.

Impact of 2020 Restructuring Plan - As part of the Company’s employee-related restructuring actions discussed in Note 2, the vesting period for certain share based awards will be accelerated on a pro-rata basis based upon the grant dates and each employee’s separation date.  The Company considers the accelerated vest of these awards to be a modification under ASC Topic 718 Stock Compensation.  Based on the terms of the severance agreements, the Company estimated the number of awards expected to vest at each employee’s expected separation date and revalued such awards based on the modification date, or the date on which employees were notified of the 2020 Restructuring Plan.  The modification date fair value per share was $15.95.  The Company recorded incremental compensation expense of approximately $521 related to these modifications, which is reflected in restructuring costs on the Company’s condensed consolidated income statement.

Restricted Stock Units – During the nine months ended September 30, 2020, the Company granted restricted stock units representing 436,681 hypothetical shares of common stock to employees. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the two fiscal year periods ending December 31, 2021 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain adjustments as specified by the Compensation Committee prior to the grant date. The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity and vest on a prorata basis according to the IRR achieved by the Company during the performance period. If the IRR for the two-year period is at least 6%, which is the threshold, one-third of the maximum restricted stock units vest. If the IRR for the two-year period is at least 8%, which is the target, two-thirds of the maximum restricted stock units vest. If the IRR for the two-year period is at least 14%, which is the maximum, 100% of the maximum restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. Further, as an example, if the Company achieves an IRR equal to 11%, the number of restricted stock units that shall vest will be greater than the target but less than the maximum number that would have vested had the Company achieved the highest IRR.  All restricted stock units granted during 2020 will vest subject to an additional two-year service requirement and will be paid in the form of common stock if the participant continues to provide services through the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments from the grant date if, and at the time that, the restricted stock unit awards vest.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the nine months ended September 30, 2020 at each of the three target levels of financial performance (excluding forfeiture assumptions):

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

	Nine Months Ended September 30,
	2020	2019
Number of restricted stock unit awards that vested during the period	120,293	88,074
Fair value of restricted stock unit awards that vested during the period	$3,669	$3,550
Accumulated dividends paid upon vesting of restricted stock unit awards	$576	$375
Compensation expense recognized during the period	$4,624	$3,030
Income tax benefit recognized upon vesting of restricted stock unit awards	$215	$175

As of September 30, 2020, the estimated remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $13,559. The weighted average period over which this remaining compensation expense will be recognized is approximately two years. As of September 30, 2020, the Company had restricted stock units outstanding that represented a total of 978,591 hypothetical shares of common stock, net of forfeitures, assuming an IRR of 9.3% was achieved for the 2017 grants, an IRR of 8.6% was achieved for the 2018 grants and the maximum IRR level is achieved for all other grants outstanding.
12.	Goodwill and Other Intangible Assets

A summary of the Company’s goodwill is as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2020 (1)	$1,182,853	$100,518	$1,283,371
Impairment	—	(16,128)	(16,128)
Foreign currency translation adjustments	—	(17,816)	(17,816)
Balance at September 30, 2020	$1,182,853	$66,574	$1,249,427

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.
(2)	See Note 13 for discussion of impairment evaluations performed during the nine months ended September 30, 2020.

A summary of the Company’s intangible assets is as follows:

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	Balance at January 1, 2020	Amortization	Other (1)	Balance at September 30, 2020
Intangible assets with finite lives:
Gross carrying amount	$85,007	$—	$(2,018)	$82,989
Accumulated amortization	(63,924)	(3,569)	—	(67,493)
Total net intangible assets with finite lives	$21,083	$(3,569)	$(2,018)	$15,496

Intangible assets with indefinite lives:
Tradename and other	300,686	—	(613)	300,073
Total intangible assets — net	$321,769	$(3,569)	$(2,631)	$315,569
(1)	Amount primarily represents foreign currency translation adjustments.

The estimated aggregate future amortization expense for intangible assets is as follows:

For the three months ended December 31, 2020	$1,373
For the twelve months ended December 31, 2021	2,765
For the twelve months ended December 31, 2022	2,612
For the twelve months ended December 31, 2023	2,514
For the twelve months ended December 31, 2024	2,514
Thereafter	3,718
Total	$15,496

13.	Impairment of Long-Lived Assets

Due to the temporary closure of the Company’s theatres effective March 18, 2020 as a result of the COVID-19 pandemic (see Note 2), the Company performed long-lived asset impairment evaluations during each quarter during the nine months ended September 30, 2020.  The following table is a summary of the evaluations performed by asset classification.

	Impairment	Asset	Valuation	Valuation
	Test	Category	Approach	Multiple

First Quarter	Quantitative	Goodwill	Market (1)	8 times
		Tradename Intangible Assets	Income	N/A
		Other Long-lived Assets	Market	6 times

Second Quarter	Qualitative	Goodwill	N/A	N/A
		Tradename Intangible Assets	N/A	N/A
		Other Long-lived Assets	N/A	N/A

Third Quarter	Quantitative	Goodwill	Market (1)	2.9 to 7 times
		Tradename Intangible Assets	Income	N/A
		Other Long-lived Assets	Market	3.2 to 6 times
(1)	The Company also used the income approach to test goodwill for impairment for the respective period.

Goodwill – The Company evaluates goodwill for impairment as follows:

•

Quantitative approach The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. Management considers the reporting unit to be each of its twenty regions in the U.S. and seven countries internationally with Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala considered one reporting unit (the Company does not have goodwill recorded for all of its international locations).  Under its quantitative goodwill impairment analysis, the Company estimates the fair value of each reporting unit and compares it with its carrying value.   Fair value is determined using the market approach,

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

which is the most common valuation approach for the Company’s industry and based on a multiple of cash flows for each reporting unit.   The Company also performed its quantitative goodwill impairment analysis using the income approach to further validate the results of the assessment under the market approach. Significant judgment, including management’s estimates of the impact of temporary theatre closures and other considerations as a result of COVID-19, is involved in estimating future cash flows and fair values.  The Company’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on projected operating performance of each reporting unit, relevant market transactions and industry trading multiples.

•

Qualitative approach The Company’s qualitative assessment of goodwill for each reporting unit considers economic and market conditions, industry trading multiples and the impact of recent developments and events on the estimated fair values as determined during its most recent quantitative assessment

Tradename Intangible assets – The Company evaluates tradename intangible assets for impairment as follows:

•

Quantitative approach The Company compares the carrying values of tradename assets to their estimated fair values.  Fair values were estimated by applying an estimated market royalty rate that could be charged for the use of the tradenames to forecasted future revenues, with an adjustment for the present value of such royalties.  Significant judgment, including management’s estimate of market royalty rates and long-term revenue forecasts, is involved in estimating the tradename fair values.   Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, were based on projected revenue performance and expected industry trends, considering the temporary closure of its theatres and other considerations as a result of COVID-19.

•

Qualitative approach The Company’s qualitative assessment considers industry and market conditions and recent developments that may impact the revenues forecasts and other estimates used in its most recent quantitative assessment.

Other Long-lived Assets– The Company evaluates other long-lived assets for impairment as follows:

•

Quantitative approach The Company performs a quantitative evaluation at the theatre level using estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life.  Significant judgment, including management’s estimate of the impact of temporary theatre closures and other considerations as a result of COVID-19, was involved in estimating cash flows and fair value.  Fair value is determined based on a multiple of cash flows.  Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy, as defined by FASB ASC Topic 820-10-35, are based on projected operating performance, market transactions and industry trading multiples.

•

Qualitative approach The Company’s qualitative assessment considers relevant market transactions,  industry trading multiples and recent developments that would impact its estimates of future cash flows.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table is a summary of the impairment recorded as a result of the evaluations discussed above during the three and nine months ended September 30, 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
U.S. Segment
Theatre properties	$2,075	$24,502	$5,718	$26,754
Theatre operating lease right-of-use assets	1,123	2,157	7,075	10,204
Cost method investment	2,500	—	2,500	—
U.S. total	5,698	26,659	15,293	36,958

International segment
Theatre properties	938	645	5,422	6,796
Theatre operating lease right-of-use assets	1,654	—	4,194	1,628
Goodwill	16,128	—	16,128	—
Intangible assets	177	—	177	—
International total	18,897	645	25,921	8,424

Total Impairment	$24,595	$27,304	$41,214	$45,382

14.	Fair Value Measurements

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

Below is a summary of liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of September 30, 2020 and December 31, 2019:

		Carrying	Fair Value Hierarchy
Description	As of,	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities (1)	September 30, 2020	$36,484	$—	$36,484	$—

Interest rate swap liabilities (1)	December 31, 2019	$15,995	$—	$15,995	$—
(1)	See further discussion of interest rate swaps at Note 7.

The Company uses the market approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its goodwill, intangible assets and long-lived assets (see Note 12 and Note 13). See additional explanation of fair value measurement techniques used for long-lived assets, goodwill and intangible assets in “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed February 21, 2020.  There were no changes in valuation techniques.  The Company elected to perform its goodwill impairment evaluation using both the market approach and the income approach for the nine months ended September 30, 2020. There were no transfers in to or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2020.

15.	Foreign Currency Translation

The accumulated other comprehensive loss account in stockholders’ equity of $414,398 and $340,112 as of September 30, 2020 and December 31, 2019, respectively, primarily includes cumulative foreign currency net losses of $390,881 and $328,053, respectively, from translating the financial statements of the Company’s international subsidiaries and the cumulative changes in fair value of the Company’s interest rate swap agreements that are designated as hedges.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

As of September 30, 2020, all foreign countries where the Company has operations, other than Argentina, are non-highly inflationary, and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.  The Company deemed Argentina to be highly inflationary beginning July 1, 2018.  A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity.  The financial information of the Company’s Argentina subsidiaries has been remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective beginning July 1, 2018.

Below is a summary of the impact of translating the September 30, 2020 and 2019 financial statements of the Company’s international subsidiaries:

			Other Comprehensive Income (Loss) for
	Exchange Rate as of		Nine Months Ended
Country	September 30, 2020	December 31, 2019	September 30, 2020	September 30, 2019
Brazil	5.63	4.02	$(51,453)	$(14,492)
Chile	785.93	736.86	(5,046)	(4,017)
Colombia	3,878.95	3,277.14	(2,584)	(1,507)
Peru	3.62	3.37	(3,187)	(203)
All other			(560)	491
			$(62,830)	$(19,728)
(1)

Beginning July 1, 2018, Argentina was deemed highly inflationary.  A gain of $1,053 and a loss of $3,356 for the nine months ended September 30, 2020 and 2019, respectively, is reflected as foreign currency exchange gain (loss) on the Company’s condensed consolidated statement of income as a result of translating Argentina financial results to U.S. dollars.

16.	Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Nine Months Ended
	September 30,
	2020	2019
Cash paid for interest	$53,364	$56,326
Cash paid (refunds received) for income taxes, net	$(108,776)	$69,498
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$(7,933)	$(13,642)
Interest expense - NCM (see Note 9)	$(17,726)	$(14,180)
Investment in NCM – receipt of common units (see Note 9)	$3,620	$1,552
Dividends accrued on unvested restricted stock unit awards	$(257)	$(486)

(1)	Additions to theatre properties and equipment included in accounts payable as of September 30, 2020 and December 31, 2019 were $7,058 and $14,991, respectively.
17.	Segments

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
U.S.	$34,639	$636,628	$472,096	$1,941,545
International	1,069	188,772	118,061	563,509
Eliminations	(230)	(3,583)	(2,089)	(10,758)
Total revenues	$35,478	$821,817	$588,068	$2,494,296

Adjusted EBITDA
U.S.	$(105,767)	$132,347	$(145,947)	$453,404
International	(22,232)	37,411	(33,459)	113,346
Total Adjusted EBITDA	$(127,999)	$169,758	$(179,406)	$566,750

Capital expenditures
U.S.	$17,903	$50,679	$54,604	$148,609
International	2,756	20,664	13,014	37,903
Total capital expenditures	$20,659	$71,343	$67,618	$186,512

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$(148,036)	$31,955	$(378,274)	$167,009
Add (deduct):
Income taxes	(121,145)	14,053	(222,398)	64,152
Interest expense (1)	36,577	24,967	92,284	75,037
Other (income) expense, net (2)	22,881	(9,970)	47,385	(25,079)
Cash distributions from DCIP (3)	—	2,694	10,383	7,912
Cash distributions from other equity investees (4)	2,146	5,804	15,047	20,251
Depreciation and amortization	62,543	67,760	191,380	196,795
Impairment of long-lived assets	24,595	27,304	41,214	45,382
Restructuring costs	524	—	20,062	—
(Gain) loss on disposal of assets and other	(13,327)	2,453	(10,997)	8,057
Non-cash rent expense	816	(1,102)	1,649	(3,252)
Share based awards compensation expense	4,427	3,840	12,859	10,486
Adjusted EBITDA	$(127,999)	$169,758	$(179,406)	$566,750

(1)	Includes amortization of debt issue costs and amortization of accumulated losses for amended swap agreements.
(2)	Includes interest income, foreign currency exchange gain (loss), equity in income of affiliates and interest expense - NCM and excludes distributions from NCM.
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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2020	2019	2020	2019
U.S.	$34,639	$636,628	$472,096	$1,941,545
Brazil	513	79,776	53,829	240,263
Other international countries	556	108,996	64,232	323,246
Eliminations	(230)	(3,583)	(2,089)	(10,758)
Total	$35,478	$821,817	$588,068	$2,494,296

	As of	As of
Theatre Properties and Equipment-net	September 30, 2020	December 31, 2019
U.S.	$1,324,924	$1,436,275
Brazil	71,338	118,367
Other international countries	149,561	180,605
Total	$1,545,823	$1,735,247

18.	Related Party Transactions

The Company manages theatres for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is the Company’s Chairman of the Board of Directors and directly and indirectly owns approximately 8% of the Company’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $123 and $539 of management fee revenues during the nine months ended September 30, 2020 and 2019, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC (“Copper Beech”) to use, on occasion, a private aircraft owned by Copper Beech. Copper Beech is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech for the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip.  For the nine months ended September 30, 2020 and 2019, the aggregate amounts paid to Copper Beech for the use of the aircraft was $12 and $111, respectively.

The Company leases 14 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of the Company’s directors and is an officer of the general partner of Syufy. Of these 15 leases, 14 have fixed minimum annual rent. The one lease without minimum annual rent has rent based upon a specified percentage of gross sales as defined in the lease. For the nine months ended September 30, 2020 and 2019, the Company paid total rent of approximately $17,271 and $20,006, respectively, to Syufy.  The Company negotiated a deferral of rent payments for April, May and June of 2020 for 4 of the 14 leased theatres to be paid back over the months of July through December of 2020.  The Company did not remeasure its lease liabilities and lease right-of-use assets as a result of these negotiations in accordance with FASB guidance.  See further discussion at Note 4.

The Company has a 50% voting interest in FE Concepts, a joint venture with AWSR, an entity owned by Lee Roy Mitchell and Tandy Mitchell.  FE Concepts operates a family entertainment center that offers bowling, gaming, movies and other amenities that opened during December 2019.  See Note 10 for further discussion. The Company has a theatre services agreement with FE Concepts under which the Company receives management fees for providing film booking and equipment monitoring services for the facility. The Company recorded $19 of management fees during the nine months ended September 30, 2020.
19.	Commitments and Contingencies

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

Flagship Theatres of Palm Desert, LLC d/b/a Cinemas Palme D’Or v. Century Theatres, Inc., and Cinemark USA, Inc.; Superior Court of the State of California, County of Los Angeles.  Plaintiff in this case alleges that the Company violated California antitrust and unfair competition laws by engaging in “circuit dealing” with various motion picture distributors and tortiously interfered with Plaintiff’s business relationships.  Plaintiff seeks compensatory damages, trebling of those damages under California law, punitive damages, injunctive relief, attorneys’ fees, costs and interest.  Plaintiff also alleges that the Company’s conduct ultimately resulted in closure of its theatre in June 2016.  The Company denied the allegations.  In 2008, the Company moved for summary judgment on Plaintiff’s claims, arguing primarily that clearances between the theatres at issue were lawful and that Plaintiff lacked proof sufficient to support certain technical elements of its antitrust claims.  The trial court granted that motion and dismissed Plaintiff’s claims.  Plaintiff appealed and, in 2011, the Court of Appeal reversed, holding, among other things, that Plaintiff’s claims were not about the illegality of clearances but were focused, instead, on “circuit dealing.”  Having re-framed the claims in that manner, the Court of Appeal held that the trial court’s decision to limit discovery to the market where the theatres at issue operated was an error, as “circuit dealing” necessarily involves activities in different markets.  Upon return to the trial court, the parties engaged in additional, broadened discovery related to Plaintiff’s “circuit dealing” claim.  Thereafter, the Company moved again for summary judgment on all of Plaintiff’s claims.  That new motion for summary judgment was pending when, on or about April 11, 2014, the trial court granted the Company’s motion for terminating sanctions and entered a judgment dismissing the case with prejudice.  Plaintiff then appealed that second dismissal, seeking to have the judgment reversed and the case remanded to the trial court.  The Court of Appeal issued a ruling on May 24, 2016, reversing the granting of terminating sanctions and instead imposed a lesser evidentiary and damages preclusion sanction.  The case returned to the trial court on October 6, 2016.  On May 10, 2018, after a five-week jury trial, the jury found no liability on one circuit dealing claim and awarded Plaintiff damages on the other claim, which are tripled for antitrust damage awards.  Plaintiff would also be entitled to certain court costs and to seek at least some portion of its attorney’s fees.  During 2018, the Company recorded a litigation reserve based on the jury award, court costs and attorney’s fees.  The trial court denied a motion for a judgment notwithstanding the verdict and a motion for a new trial. The Company appealed the judgment.  On October 2, 2020 the Court of Appeals of the State of California reversed the judgement in favor of the Plaintiff and rendered judgement in favor of the Company.  Plaintiff has agreed to not appeal this ruling to the California Supreme Court; therefore, the ruling in favor of the Company is final and non-appealable.  The Company reversed the litigation reserve in the third quarter of 2020.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.

Recent Developments

The outbreak of the COVID-19 pandemic has had an unprecedented impact on the world and the movie exhibition industry. The social and economic effects are widespread, and the situation continues to evolve. As a movie exhibitor that operates spaces where patrons gather in close proximity, we have been, and continue to be, significantly impacted by protective actions taken by governmental authorities to control the spread of the pandemic. To comply with government mandates at the initial outbreak of the COVID-19 pandemic, we temporarily closed all of our theatres in the U.S. and Latin America effective March 17, 2020 and March 18, 2020, respectively. In conjunction with the temporary closure of our theatres in March 2020, we implemented temporary personnel and salary reductions, halted non-essential operating and capital expenditures, and negotiated modified timing and/or abatement of contractual payments with landlords and other major suppliers until our theatres reopened.

As of September 30, 2020, we had reopened 252 of our domestic theatres and 15 of our international theatres showing limited volume of new releases along with library content during reduced operating hours. While some staffing has been brought back to pre-COVID-19 levels given the theatre reopenings, we continue to maintain a temporary reduction in staffing while limiting capital expenditures to essential activities and projects.  We also continue to work with landlords and other vendors on extended or modified contractual payment terms while evaluating the status of the COVID-19 pandemic and local government regulations in assessing our plans to reopen our remaining theatres.

Our focus on maintaining a healthy balance sheet and low leverage allowed us to enter the global COVID-19 crisis in a strong financial position. Based on our current level of operations, we believe that we have sufficient cash to sustain operations until late 2021, which would extend into 2022 when considering the additional income tax benefits discussed at Note 2 to our condensed consolidated financial statements. Nonetheless, the COVID-19 pandemic has had, and may continue to have, adverse effects on our business, results of operations, cash flows, financial condition, access to credit markets and ability to service existing and future indebtedness, some of which may be significant.

We have elected to take advantage of certain tax-related benefits available under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) signed into U.S. federal law on March 27, 2020. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss (“NOL”) utilization and carryback periods, modifications to the net interest deduction limitations and a technical correction to the 2017 Tax Cuts and Jobs Act, which makes certain qualified improvement property eligible for bonus depreciation. Per the provisions of the CARES Act, we have deferred payment of certain employer payroll taxes for 2020 and have recorded payroll tax credits for expenses related to paying wages and health benefits to employees who were not working as a result of closures and reduced receipts associated with COVID-19.

If we receive certain government disaster relief assistance, it may be subject to certain requirements imposed by the government on the recipients of the aid including restrictions on executive officer compensation, share buybacks, dividends, prepayment of debt, incurrence of additional indebtedness and other similar restrictions until the aid is repaid or redeemed in full. However, we cannot predict the manner in which such benefits will be allocated or administered and cannot predict whether we will be able to access such benefits in a timely manner or at all.

General Information

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. As of September 30, 2020, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 17 to our condensed consolidated financial statements.

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

Films leading the box office during the nine months ended September 30, 2020 included Bad Boys for Life, 1917, Sonic the Hedgehog, Jumanji: The Next Level, Star Wars: Episode IX – The Rise of Skywalker, Birds of Prey, Dolittle, Little Women, The Invisible Man and The Call of the Wild. Films currently scheduled for release during the remainder of 2020 include Wonder Woman 1984 and Croods: A New Age, among other films. Films scheduled for release during the remainder of 2020 could be rescheduled as a result of the COVID-19 pandemic.

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

Although salaries and wages include a fixed cost component (i.e. the minimum staffing costs to operate a theatre facility during non-peak periods), salaries and wages generally move in relation to revenues as theatre staffing is adjusted to respond to changes in attendance. In some international locations, staffing levels are also subject to local regulations.

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

General and administrative expenses are primarily fixed in nature and consist of the costs to support the overall management of the Company, including salaries and wages, incentive compensation and benefit costs for our corporate office personnel, facility expenses for our corporate offices, consulting fees, legal fees, audit fees, travel expenses, supplies and other costs that are not specifically associated with the operations of our theatres.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data and the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating data (in millions):
Revenues
Admissions	$14.9	$454.5	$307.4	$1,371.1
Concession	9.1	289.5	199.6	886.1
Other	11.5	77.8	81.1	237.1
Total revenues	$35.5	$821.8	$588.1	$2,494.3
Cost of operations
Film rentals and advertising	8.2	254.9	165.2	759.7
Concession supplies	2.7	51.5	39.9	157.3
Salaries and wages	20.2	103.3	116.6	308.3
Facility lease expense	67.1	87.4	214.5	262.5
Utilities and other	43.3	123.9	178.7	357.2
General and administrative expenses	30.4	44.7	99.4	127.0
Depreciation and amortization	62.6	67.8	191.4	196.8
Impairment of long-lived assets	24.6	27.3	41.2	45.4
Restructuring costs	0.6	—	20.1	—
(Gain) loss on disposal of assets and other	(13.3)	2.5	(11.0)	8.1
Total cost of operations	246.4	763.3	1,056.0	2,222.3
Operating income (loss)	$(210.9)	$58.5	(467.9)	$272.0

Operating data as a percentage of total revenues:
Revenues
Admissions	42.0%	55.3%	52.3%	55.0%
Concession	25.6%	35.2%	33.9%	35.5%
Other	32.4%	9.5%	13.8%	9.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations (1)
Film rentals and advertising	55.0%	56.1%	53.7%	55.4%
Concession supplies	29.7%	17.8%	20.0%	17.8%
Salaries and wages	56.9%	12.6%	19.8%	12.4%
Facility lease expense	NM	10.6%	36.5%	10.5%
Utilities and other	NM	15.1%	30.4%	14.3%
General and administrative expenses	NM	5.4%	16.9%	5.1%
Total cost of operations	NM	92.9%	179.6%	89.1%
Operating income (loss)	NM	7.1%	(79.6)%	10.9%
Average screen count (month end average)	5,975	6,084	6,068	6,064
Total revenues per average screen (dollars)	NM	$135,078	NM	$411,328

(1)

All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.  Certain values are considered not meaningful (“NM”) as they are not comparable due to the temporary theatre closures effective March 18, 2020.

Three months ended September 30, 2020 versus September 30, 2019

We began reopening our domestic theatres in June 2020 and operated under a test-and-learn strategy to define training, communication, implementation and execution of enhanced health and safety protocols.  These theatres opened to reduced operating hours with library content and “welcome back” pricing for tickets and concession products to encourage patrons to return to the movies.  As of September 30, 2020, we had 252 domestic theatres and 15 international theatres reopened.  We continue to monitor the status of the COVID-19 pandemic and local government regulations to plan the reopening of our remaining theatres.

	U.S. Operating Segment		International Operating Segment			Consolidated
					Constant Currency (3)
	2020	2019	2020 (4)	2019	2020	2020	2019
Admissions revenues (1)	$14.9	$351.1	$0.1	$103.4	$0.1	$15.0	$454.5
Concession revenues (1)	$8.9	$230.4	$0.3	$59.1	$0.4	$9.2	$289.5
Other revenues (1)(2)	$10.8	$51.5	$0.7	$26.3	$0.8	$11.5	$77.8
Total revenues (1)(2)	$34.6	$633.0	$1.1	$188.8	$1.3	$35.7	$821.8
Attendance (1)	1.9	44.1	—	29.2		1.9	73.3
Average ticket price (1)	$8.01	$7.96	N/M	$3.54	N/M	$7.96	$6.20
Concession revenues per patron (1)	$4.79	$5.22	N/M	$2.02	N/M	$4.87	$3.95

(1)

Revenues and attendance amounts in millions.  Average ticket price is calculated as admissions revenues divided by attendance.  Concession revenues per patron is calculated as concession revenues divided by attendance.  Certain values are considered not meaningful (“NM”) as they are not comparable due to the temporary theatre closures effective March 18, 2020.

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

(4)	Actual third quarter attendance for our international operating segment was 25 thousand patrons.
•

U.S.  We reopened theatres in the U.S. throughout the third quarter of 2020, showing library content and limited new releases.  We offered library content at promotional prices, and also offered private watch parties to our patrons at many of our theatres.  We continue to offer a limited menu of concession items, largely at ‘welcome back” discount prices.  Other revenues for the third quarter of 2020 included primarily the amortization of NCM screen advertising advances.   The third quarter of 2019 film product included blockbuster films such as The Lion King and Spider Man: Far from Home.

•

International.  We began reopening international theatres in late August 2020 with a total of 15 theatres open at the end of the third quarter of 2020.  We offered library content and limited new releases, with library content at promotional pricing.  We offered core concession items at our open theatres and also offered take out concession items at certain locations.  Other revenues included primarily screen advertising and loyalty program revenues.

Cost of Operations. The table below summarizes our theatre operating costs (in millions) by reportable operating segment for the three months ended September 30, 2020 and 2019.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2020	2019	2020	2019	Constant Currency (1) 2020	2020	2019
Film rentals and advertising	$8.1	$203.5	$0.1	$51.4	$0.1	$8.2	$254.9
Concession supplies	$2.3	$38.6	$0.4	$12.9	$0.6	$2.7	$51.5
Salaries and wages	$15.9	$83.2	$4.3	$20.1	$5.4	$20.2	$103.3
Facility lease expense	$60.8	$64.5	$6.3	$22.9	$8.2	$67.1	$87.4
Utilities and other	$36.5	$91.7	$6.8	$32.2	$8.6	$43.3	$123.9

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

•

U.S. Film rentals and advertising costs for the third quarter of 2020 were 54.4% of admissions revenue, reflecting both new releases and library content as well as promotional expenses related to the reopening of our theatres. Film rentals and advertising costs were 58.0% of admissions revenues for the third quarter of 2019, which reflected a higher concentration of blockbuster films.  Concession supplies expenses for the third quarter of 2020 was 25.8% of concessions revenue compared to 16.8% of concession revenues for the third quarter of 2019.  The increase in the concessions supplies expense rate was primarily due to the impact of promotional pricing, as well as the disposal of expired products as a result of the temporary closure of our theatres.

Salaries and wages decreased for the third quarter of 2020 as some of our theatres were temporarily closed during this time and other theatres opened during the third quarter of 2020 with limited operating hours. Facility lease expense decreased for the third quarter of 2020 compared to the third quarter of 2019 primarily due to a decline in percentage rent expense and the permanent closure of certain theatres. Utilities and other costs decreased for the third quarter of 2020 compared to the third quarter of 2019, as many of these costs, such as credit card fees, security, janitorial costs and repairs and maintenance are variable in nature and were impacted by the temporary closure of our theatres and reduced operating hours of the theatres that were reopened.

•

International. Our international theatres remain temporarily closed with the exception of 15 theatres that opened during the third quarter of 2020.  Film rental and advertising costs for the third quarter of 2020 included some local advertising and promotions associated with the reopening of theatres.  Concessions supplies expense for the third quarter of 2020 reflected the items sold as well as the disposal of expired products.

Salaries and wages decreased for the third quarter of 2020 compared to the third quarter of 2019.  The decrease was due to a majority of our international theatres remaining closed during the period. Facility lease expense decreased for the third quarter of 2020 compared to the third quarter of 2019. The decrease was due to lower percentage rent and rent-free periods allowed in certain international locations due to mall closures. Utilities and other costs decreased for the third quarter of 2020 compared to the third quarter of 2019, as many of these costs are variable in nature and were impacted by the temporary closure of our theatres.

General and Administrative Expenses.  General and administrative expenses decreased for the third quarter of 2020 compared to the third quarter of 2019. The decrease was primarily due to temporary salary reductions for corporate office staff through the end of August, the impact of the 2020 Restructuring Plan (see Note 2) that permanently reduced headcount and reduced travel expense.

Depreciation and Amortization. Depreciation and amortization expense decreased during the third quarter of 2020 compared to the third quarter of 2019. The decrease was primarily due to the impact of theatre assets previously impaired and changes in foreign currency exchange rates in certain countries in which we operate.  See Note 13 to our condensed consolidated financial statements for discussion of impairment.

Impairment of Long-Lived Assets.  We recorded asset impairment charges of $24.6 million on assets held and used during the third quarter of 2020 compared to $27.3 million during the third quarter of 2019. The asset impairment charges recorded during the third quarter of 2020 were primarily a result of the prolonged impact of the COVID pandemic on our operations, as some theatres remained closed and film content continues to shift into future periods, both of which impacted our estimated future cash flows for theatres.  Impairment charges for the third quarter of 2020 impacted seven countries and impairment charges for the third quarter of 2019 impacted six countries.  See Note 13 to our condensed consolidated financial statements.

Restructuring Costs. We recorded restructuring costs of $0.5 million during the third quarter of 2020.  The costs recorded during the third quarter of 2020 were due to accrual adjustments made for theatres closed as part of our 2020 Restructuring Plan. See Note 2 to our condensed consolidated financial statements for further discussion.

(Gain) Loss on Disposal of Assets and Other. We recorded a gain on disposal of assets and other during the third quarter of 2020 compared to a loss during the third quarter of 2019. Activity for the third quarter of 2020 was primarily related to a favorable litigation outcome for a case that was previously accrued.  Activity for the third quarter of 2019 was primarily due to the retirement of assets related to theatre remodels.

Interest Expense.  Interest expense, which includes amortization of debt issue costs, amortization of accumulated losses for swap amendments and accretion of interest on the 4.50% convertible senior notes, increased to $36.6 million during the third quarter of 2020 compared to $25.0 million the third quarter of 2019.  The increase was primarily due to the issuance of 8.750% senior secured notes on April 20, 2020 and the issuance of 4.50% convertible senior notes on August 21, 2020.  See Note 7 to our condensed consolidated financial statements.

Distributions from NCM.  We recorded distributions from NCM of $1.1 million during the third quarter of 2020 compared to $2.5 million recorded during the third quarter of 2019, which were in excess of the carrying value of our Tranche 1 investment. The decrease in distributions from NCM is primarily due to the impact of theatres being temporarily closed as a result of the COVID-19 pandemic as discussed at Note 2.  See Note 9 to our condensed consolidated financial statements for discussion of our investment in NCM.

Interest expense – NCM.  We recorded non-cash interest expense of $5.9 million for the third quarter of 2020 compared to $4.7 million recorded during the third quarter of 2019, related to the significant financing component associated with certain of our agreements with NCM.  See Note 9 to our condensed consolidated financial statements for further discussion.

Equity in Income (Loss) of Affiliates. We recorded equity in loss of affiliates of $(16.1) million during the third quarter of 2020 compared to equity in income of affiliates of $15.1 million during the third quarter of 2019. The decrease in equity income (loss) of affiliates is primarily due to the impact of theatres being temporarily closed as a result of the COVID-19 pandemic as discussed at Note 2 to our condensed consolidated financial statements.  See Notes 9 and 10 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes. An income tax benefit of $(121.1) million was recorded for the third quarter of 2020 compared to income tax expense of $14.1 million for the third quarter of 2019. The effective tax rate was approximately 45.0% for the third quarter of 2020 compared to 30.5% for the third quarter of 2019. See Income Tax Considerations at Note 2 to our condensed consolidated financial statements for further discussion.  Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Nine months ended September 30, 2020 versus September 30, 2019

All of our domestic and international theatres were temporarily closed effective March 17, 2020 and March 18, 2020, respectively, due to the COVID-19 pandemic.  We began reopening our domestic theatres in June 2020 and operated under a test-and-learn strategy to define training, communication, implementation and execution of enhanced health and safety protocols.  These theatres opened to reduced operating hours with library content and “welcome back” pricing for tickets and concession products to encourage patrons to return to the movies.  As of September 30, 2020, we had 252 domestic theatres and 15 international theatres reopened.  We continue to monitor the status of the COVID-19 pandemic and local government regulations to plan the reopening of our remaining theatres.

Total revenues were $588.1 million for the nine months ended September 30, 2020  (“2020 period”) and $2,494.3 million for the nine months ended September 30, 2019 (“2019 period”). The table below, presented by reportable operating segment, summarizes our revenue performance and certain key performance indicators for the nine months ended September 30, 2019 and 2020.

	U.S. Operating Segment		International Operating Segment			Consolidated
					Constant Currency (3)
	2020	2019	2020	2019	2020	2020	2019
Admissions revenues (1)	$247.2	$1,066.9	$60.2	$304.2	$71.2	$307.4	$1,371.1
Concession revenues (1)	$161.7	$704.7	$37.9	$181.4	$44.2	$199.6	$886.1
Other revenues (1)(2)	$61.2	$159.2	$19.9	$77.9	$24.4	$81.1	$237.1
Total revenues (1)(2)	$470.1	$1,930.8	$118.0	$563.5	$139.8	$588.1	$2,494.3
Attendance (1)	29.8	132.9	17.9	82.9		47.7	215.8
Average ticket price (1)	$8.30	$8.03	$3.36	$3.67	$3.98	$6.44	$6.35
Concession revenues per patron (1)	$5.43	$5.30	$2.12	$2.19	$2.47	$4.18	$4.11
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

•

U.S. Admissions revenues decreased primarily due to a 77.6% decrease in attendance, partially offset by a 3.4% increase in average ticket price. The increase in average ticket price was primarily due to price increases, partially offset by the impact of the deferral of admissions revenues for loyalty points issued. Concession revenues decreased primarily due to the decrease in attendance, partially offset by a 2.5% increase in concession revenues per patron. Concession revenues per patron grew primarily due to incremental sales of traditional concession products, continued expansion of concession offerings and price increases. Attendance declined primarily due to the temporary closure of all of our U.S. theatres on March 17, 2020, which began reopening in June 2020.  Other revenues decreased as a result of the temporary closure of theatres.

•

International. Admissions revenues decreased as reported and in constant currency. Average ticket price decreased as reported (increased in constant currency). Concession revenues decreased as reported and in constant currency. Concession revenues per patron decreased as reported (increased in constant currency). Average ticket price and concession revenues per patron decreased, as reported, primarily due to the impact of changes in foreign currency exchange rates in certain countries in which we operate, partially offset by price increases.  Attendance declined primarily due to the temporary closure of all of our international theatres on March 18, 2020, which began reopening in August 2020.

Cost of Operations. The table below summarizes our theatre operating costs (in millions) by reportable operating segment for the nine months ended September 30, 2020 and 2019.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2020	2019	2020	2019	Constant Currency (1) 2020	2020	2019
Film rentals and advertising	$136.3	$610.3	$28.9	$149.4	$34.4	$165.2	$759.7
Concession supplies	$29.4	$117.6	$10.5	$39.7	$12.5	$39.9	$157.3
Salaries and wages	$90.5	$247.4	$26.1	$60.9	$31.8	$116.6	$308.3
Facility lease expense	$186.0	$194.1	$28.5	$68.4	$34.2	$214.5	$262.5
Utilities and other	$140.3	$260.8	$38.4	$96.4	$46.5	$178.7	$357.2

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

•

U.S. Film rentals and advertising costs were 55.1% of admissions revenues for the 2020 period compared to 57.2% of admissions revenues for the 2019 period. The decrease in the film rental and advertising rate was a result of typical summer content not being released during the 2020 period as only library content and limited new releases were available as theatres reopened during the third quarter of 2020.  Concession supplies expense was 18.2% of concession revenues for the 2020 period compared to 16.7% of concession revenues for the 2019 period.  The increase in the concession supplies rate was primarily due to the impact of the disposal of perishable food and expired product as a result of the temporary closure of our theatres, as well as promotional pricing implemented upon reopening theatres.

Salaries and wages decreased for the 2020 period from the 2019 period primarily due to the temporary closure of all of our U.S. theatres for a portion of the 2020 period and limited operating hours upon reopening. Facility lease expense decreased for the 2020 period from the 2019 period primarily due to a decline in percentage rent expense. Utilities and other costs decreased for the 2020 period from the 2019 period, as many of these costs, such as credit card fees, security, janitorial costs and repairs and maintenance, are variable in nature and were impacted by reduced operating hours of the theatres that were reopened.

•

International. Film rentals and advertising costs were 48.0% of admissions revenues for the 2020 period compared to 49.1% of admissions revenues for the 2019 period. Concession supplies expense was 27.7% of concession revenues for the 2020 period compared to 21.9% of concession revenues for the 2019 period.  The increase in the concession supplies rate was primarily due to the impact of the disposal of perishable food and expired product as a result of temporarily closing our theatres.

Salaries and wages decreased as reported and in constant currency for the 2020 period compared to the 2019 period.  The decrease was due the temporary closure of all of our international theatres on March 18, 2020, fifteen of which reopened beginning in August. Facility lease expense decreased as reported and in constant currency for 2020 period compared to the 2019 period. The decrease was due to lower percentage rent and rent-free periods allowed in certain international locations due to mall closures. Utilities and other costs decreased as reported and in constant currency for the 2020 period compared to the 2019 period as many of these costs, such as credit card fees, security, janitorial costs and repairs and maintenance are variable in nature and were impacted by the temporary closure of our theatres and reduced operating hours of the theatres that were reopened.

General and Administrative Expenses.  General and administrative expenses decreased for the 2020 period compared to the 2019 period. The decrease was primarily due to temporary salary reductions and the furlough of a portion of our corporate office staff for a portion of the 2020 period, the impact of the 2020 Restructuring Plan (see Note 2) and the impact of changes in foreign currency exchange rates in certain countries in which we operate.

Depreciation and Amortization. Depreciation and amortization expense decreased during the 2020 period compared the 2019 period. The decrease was primarily due to previously impaired theatre assets.  See Note 13 to our condensed consolidated financial statements for discussion of impairment.

Impairment of Long-Lived Assets.  We recorded asset impairment charges on assets held and used of $41.2 million during the 2020 period compared to $45.4 million during the 2019 period. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by industry conditions, temporary closures, recovery expectations, increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. The long-lived asset impairment charges recorded during the 2020 period were also a result of the prolonged impact of the COVID pandemic on our operations, as some theatres remained closed and film content continues to shift into future periods, both of which impact estimated future cash flows for theatres.  Impairment charges for the 2020 period impacted seven countries and impairment charges for the 2019 period impacted seven countries.  See Note 13 to our condensed consolidated financial statements.

Restructuring costs. We recorded restructuring costs of $20.1 million during the 2020 period related to the 2020 Restructuring Plan implemented during the 2020 period.  See Note 2 to our condensed consolidated financial statements for further discussion.

(Gain) Loss on Disposal of Assets and Other. We recorded a gain on disposal of assets and other during 2020 period compared to a loss during the 2019 period. Activity for the 2020 period was primarily related to a favorable litigation outcome for a case that was previously accrued, partially offset by the retirement of assets related to theatre remodels.  Activity for the 2019 period was primarily due to the retirement of assets related to theatre remodels.

Interest Expense.  Interest expense, which includes amortization of debt issue costs, amortization of accumulated losses in swap amendments and accretion of interest on the 4.500% convertible senior notes, increased during the 2020 period compared to the 2019 period2019.  The increase was primarily due to the issuance of 8.750% senior secured notes on April 20, 2020 and the issuance of 4.50% convertible senior notes on August 21, 2020.  See Note 7 to our condensed consolidated financial statements.

Distributions from NCM.  We recorded distributions from NCM of $7.0 million during the 2020 period compared to $9.2 million recorded during the 2019 period, which were in excess of the carrying value of our Tranche 1 investment. The decrease in distributions from NCM is primarily due to the impact of theatres being temporarily closed as a result of the COVID-19 pandemic as discussed at Note 2.  See Note 9 to our condensed consolidated financial statements for discussion of our investment in NCM.

Interest expense – NCM.  We recorded non-cash interest expense of $17.7 million for the 2020 period compared to $14.2 million recorded during the 2019 period, related to the significant financing component associated with certain of our agreements with NCM.  See Note 9 to our condensed consolidated financial statements for further discussion.

Equity in Income (Loss) of Affiliates. We recorded equity in loss of affiliates during the 2020 period compared to equity in income of affiliates during the 2019 period. The decrease in equity income (loss) of affiliates is primarily due to the impact of theatres being temporarily closed as a result of the COVID-19 pandemic as discussed at Note 2.  See Notes 9 and 10 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes. An income tax benefit of $(222.4) million was recorded for the 2020 period compared to income tax expense of $64.2 million recorded for the 2019 period. The effective tax rate was approximately 37.0% for the 2020 period compared to 27.8% for the 2019 period. See Income Tax Considerations at Note 2 to our condensed consolidated financial statements for further discussion.  Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. Our revenues are received in cash prior to the payment of related expenses; therefore, we have an operating “float” and historically have not required traditional working capital financing. However, we temporarily closed all of our theatres effective March 18, 2020. As we reopen our theatres to limited operating hours, we will fund operating expenses with cash on hand and recent additional financing discussed below under Financing Activities.

Cash used for operating activities was $(167.7) million for the nine months ended September 30, 2020 compared to cash provided by operating activities of $397.2 million for the nine months ended September 30, 2019. The decrease in cash provided by operating activities was primarily a result of the temporary closure of all of our theatres effective March 18, 2020.  As discussed in Note 4 of our condensed consolidated financial statements, we negotiated the deferral of rent and other lease-related payments for the second and third quarters of 2020 with many of our landlords, resulting in approximately $62.6 million in deferred lease payments as of September 30, 2020.  We began to repay previously deferred amounts during the third quarter of 2020, while a majority of the repayments will be made throughout 2021.

Investing Activities

Our investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $(67.5) million for the nine months ended September 30, 2020 compared to $(196.3) million for the nine months ended September 30, 2019.  The decrease in cash used for investing activities was primarily due to the suspension of non-essential capital expenditures in response to the temporary closure of our theatres.

Capital expenditures for the nine months ended September 30, 2020 and 2019 were as follows (in millions):

Period	New Theatres	Existing Theatres	Total
Nine Months Ended September 30, 2020	$18.7	$48.9	$67.6
Nine Months Ended September 30, 2019	$54.7	$131.8	$186.5

We operated 533 theatres with 5,974 screens worldwide as of September 30, 2020.  Theatres and screens acquired, built and closed during the three months ended September 30, 2020 were as follows:

	January 1, 2020	Built	Closed	September 30, 2020
U.S (42 states)
Theatres	345	1	15	331
Screens	4,645	12	140	4,517

International (15 countries)
Theatres	209	1	8	202
Screens	1,487	16	46	1,457

Worldwide
Theatres	554	2	23	533
Screens	6,132	28	186	5,974

As of September 30, 2020, we had the following signed commitments (costs in millions):

	Theatres	Screens	Estimated Cost (1)
Remainder of 2020
U.S.	2	16	$6.6
International	—	—	—
Total	2	16	$6.6

Subsequent to 2020
U.S.	10	126	$89.2
International	10	79	36.8
Total	20	205	$126.0

Total commitments at September 30, 2020	22	221	$265.2
(1)

We expect approximately $4.3 million, $65.5 million, $45.0 million and $17.8 million to be paid during the remainder of 2020, during 2021, 2022 and 2023, respectively. The timing of payments is subject to change depending on project or other related delays.

Actual expenditures for continued theatre development, remodels and acquisitions are subject to change based upon the availability of attractive opportunities.  We may fund capital expenditures for our continued development with cash flow from operations, borrowings under our senior secured credit facility, and proceeds from debt issuances, sale leaseback transactions and/or sales of excess real estate.

Financing Activities

Cash provided by financing activities was $577.5 million for the nine months ended September 30, 2020 compared to cash used for financing activities of ($139.1) million for the nine months ended September 30, 2019.  The increase in cash provided by financing activities was primarily due to the issuance of 8.750% Senior Secured notes on April 20, 2020 and the issuance of 4.500% Convertible Senior Notes on August 21, 2020. In addition, we suspended our dividend due to the temporary closure of our theatres.

We, at the discretion of the board of directors and subject to applicable law, may pay dividends on our common stock. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash balance, anticipated cash needs, overall financial condition, loan agreement restrictions as discussed below, future prospects for earnings and cash flows, as well as other relevant factors.  We suspended our quarterly dividend due to the impact of the COVID-19 pandemic.

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of September 30, 2020 (in millions):

Cinemark USA, Inc. term loan	$641.4
Cinemark USA, Inc. 5.125% senior notes due 2022	400.0
Cinemark USA, Inc. 4.875% senior notes due 2023	755.0
Cinemark USA, Inc. 8.750% senior secured notes due 2025	250.0
Cinemark Holdings, Inc. 4.500% convertible senior notes due 2025	460.0
Other debt	7.0
Total long-term debt	$2,513.4
Less current portion	8.0
Subtotal long-term debt, less current portion	$2,505.4
Less: Debt discounts and debt issuance costs, net of accumulated amortization	139.0
Long-term debt, less current portion, net of debt discounts and unamortized debt issuance costs	$2,366.4

As of September 30, 2020, $100 million was available for borrowing under the revolving line of credit.

Contractual Obligations

In April 2020, Cinemark USA, Inc. issued $250.0 million 8.750% senior secured notes.  In August 2020, Cinemark Holdings, Inc. issued $460.0 million 4.50% convertible senior notes.  Additionally, during the nine months ended September 30, 2020, our international subsidiaries in Peru and Colombia borrowed $7.2 million under four separate loan agreements.  Included below is an updated summary of long-term debt obligations and related estimated scheduled interest payment obligations as of September 30, 2020, reflecting these additional obligations.

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt (1)	$2,513.4	$8.0	$1,173.2	$1,332.2	$—
Scheduled interest payments on long-term debt (2)	$436.1	$121.9	$214.5	$99.7	$—
(1)	Amounts are presented before adjusting for debt issuance costs and the discount associated with the $460.0 million 4.50% convertible senior notes discussed below.
(2)

Amounts include scheduled interest payments on fixed rate and variable rate debt agreements.  Estimates for the variable rate interest   payments were based on interest rates in effect on September 30, 2020. The average interest rates in effect on our fixed rate and variable rate debt are 4.9% and 2.3%, respectively, as of September 30, 2020.

There have been no other material changes in our contractual obligations previously disclosed in “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed February 21, 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a $700.0 million term loan and a $100.0 million revolving credit line (the “Credit Agreement”). Under the amended Credit Agreement, quarterly principal payments of $1.6 million are due on the term loan through December 31, 2024, with a final principal payment of $613.4 million due on March 29, 2025. Cinemark USA, Inc. had $100.0 million available borrowing capacity on the revolving credit line as of September 30, 2020.

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

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on Cinemark USA, Inc.’s ability, and in certain instances, its subsidiaries’ and our ability, to consolidate or merge or liquidate, wind up or dissolve; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends or repurchase stock; and make capital expenditures and investments. If Cinemark USA, Inc. has borrowings outstanding on the revolving credit line, it is required to satisfy a consolidated net senior secured leverage ratio covenant as defined in the Credit Agreement, not to exceed 4.25 to 1.  See below for discussion of recent covenant waivers.

The dividend restriction contained in the Credit Agreement prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Credit Agreement; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Credit Agreement, and (c) certain other defined amounts (collectively the “Applicable Amount”).

On April 17, 2020, in conjunction with the issuance of the 8.750% Secured Notes discussed below, we obtained a waiver of the leverage covenant from the majority of revolving lenders under the Credit Agreement for the fiscal quarters ending September 30, 2020 and December 31, 2020.  The waiver is subject to certain liquidity thresholds, restrictions on investments and the use of the Applicable Amount.

On August 21, 2020, in conjunction with the issuance of the 4.50% Convertible Senior Notes discussed below, we further amended the waiver of the leverage covenant through the fiscal quarter ending September 30, 2021.  The amendment also i) modifies the leverage covenant calculation beginning with the calculation for the trailing twelve-month period ended December 31, 2021, ii) for purposes of testing the consolidated net senior secured leverage ratio for the fiscal quarters ending on December 31, 2021, March 31, 2022 and June 30, 2022, permits us to substitute Consolidated EBITDA for the first three fiscal quarters of 2019 in lieu of Consolidated EBITDA for the corresponding fiscal quarters of 2021, (iii) modifies the restrictions imposed by the covenant waiver and (iv) makes such other changes to permit the issuance of the 4.50% Convertible Senior Notes discussed below.

We have four interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the term loan outstanding under the Credit Agreement. See Note 7 of our condensed consolidated financial statements for discussion of the interest rate swaps.

At September 30, 2020, there was $641.4 million outstanding under the term loan and no borrowings were outstanding under the $100.0 million revolving line of credit.  The average interest rate on outstanding term loan borrowings under the Credit Agreement at September 30, 2020 was approximately 3.4% per annum, after giving effect to the interest rate swap agreements discussed above.

Cinemark USA, Inc. 5.125% Senior Notes

On December 18, 2012, Cinemark USA, Inc. issued $400.0 million aggregate principal amount of 5.125% Senior Notes due 2022, at par value (the “5.125% Senior Notes”). Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year. The 5.125% Senior Notes mature on December 15, 2022.

The indenture to the 5.125% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of September 30, 2020, Cinemark USA, Inc. could have distributed up to approximately $3,014.7 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 5.125% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 5.125% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 5.125% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of September 30, 2020 was approximately 0.3 to 1.

Cinemark USA, Inc. 4.875% Senior Notes

On May 24, 2013, Cinemark USA, Inc. issued $530.0 million aggregate principal amount of 4.875% Senior Notes due 2023, at par value (the “4.875% Senior Notes”). On March 21, 2016, Cinemark USA, Inc. issued an additional $225.0 million aggregate principal amount of the 4.875% Senior Notes at 99.0% of the principal amount plus accrued and unpaid interest from December 1, 2015. These additional 4.875% Senior Notes have identical terms, other than the issue date, the issue price and the first interest payment date, and constitute part of the same series as the Company’s existing 4.875% Senior Notes.  Interest on the 4.875% Senior Notes is payable on June 1 and December 1 of each year.  The 4.875% Senior Notes mature on June 1, 2023.

The indenture to the 4.875% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of September 30, 2020, Cinemark USA, Inc. could have distributed up to approximately $3,008.9 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 4.875% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 4.875% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 4.875% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of September 30, 2020 was approximately 0.3 to 1.

8.750% Secured Notes

On April 20, 2020, Cinemark USA, Inc. issued $250,000 8.750% senior secured notes (the “8.750% Secured Notes”).  The 8.750% Senior Notes will mature on May 1, 2025; provided, however, that if (i) on September 13, 2022, the aggregate outstanding principal amount of the 5.125% Senior Notes that shall not have been purchased, repurchased, redeemed, defeased or otherwise acquired, retired, cancelled or discharged exceeds $50,000, the 8.750% Senior Notes will mature on September 14, 2022 and (ii) on February 27, 2023, the aggregate outstanding principal amount of the 4.875% Senior Notes that shall not have been purchased, repurchased, redeemed, defeased or otherwise acquired, retired, cancelled or discharged exceeds $50,000, the 8.750% Senior Notes will mature on February 28, 2023. Interest on the 8.750% Senior Notes will be payable on May 1 and November 1 of each year, beginning on November 1, 2020.

The 8.750% Secured Notes are fully and unconditionally guaranteed on a joint and several senior basis by certain of the Company’s subsidiaries that guarantee, assume or in any other manner become liable with respect to any of the Company’s or its guarantors’ other debt. If the Company cannot make payments on the 8.750% Secured Notes when they are due, the Company’s guarantors must make them instead. Under certain circumstances, the guarantees may be released without action by, or the consent of, the holders of the 8.750% Secured Notes.

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

The indenture to the 8.750% Secured Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of September 30, 2020, Cinemark USA, Inc. could have distributed up to approximately $3,295.3 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 8.750% Secured Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 8.750% Secured Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 8.750% Secured Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 8.750% Secured Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies a coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances.  The required minimum coverage ratio is 2.0 to 1 and our actual ratio as of September 30, 2020 was approximately 0.2 to 1.

Issuance of 4.50% Convertible Senior Notes

On August 21, 2020, Cinemark Holdings, Inc. issued $460 million 4.50% convertible senior notes (the “4.50% Convertible Senior Notes”).  The notes will mature on August 15, 2025, unless earlier repurchased or converted.  Interest on the notes will be payable on February 15 and August 15 of each year, beginning on February 15, 2021.

Holders of the 4.50% Convertible Senior Notes may convert their 4.50% Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding May 15, 2025 only under the following circumstances: (1) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (2) if we distribute to all or substantially all stockholders (i) rights options or warrants entitling them to purchase shares at a discount to the recent average trading price of our common stock (including due to a stockholder rights plan) or (ii) our assets or securities or rights, options or warrants to purchase the same with a per share value exceeding 10% of the trading price of our common stock, (3) upon the occurrence of specified corporate events as described further in the indenture. Beginning May 15, 2025, holders may convert their notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, or (4) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price (initially $14.35 per share), on each applicable trading day. Upon conversion of the notes, we will pay or deliver cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

The conversion rate will initially be 69.6767 shares of our common stock per one thousand dollars principal amount of the 4.50% Convertible Senior Notes. The conversion rate will be subject to adjustment upon the occurrence of certain events. If a make-whole fundamental change as defined in the indenture occurs prior to the maturity date, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its notes in connection with such make-whole fundamental change.

The 4.50% Convertible Notes will be effectively subordinated to any of our, or our subsidiaries’, existing and future secured debt to the extent of the value of the assets securing such indebtedness, including obligations under the Credit Agreement. The 4.50% Convertible Notes will be structurally subordinated to all existing and future debt and other liabilities, including trade payables, including Cinemark USA’s 5.125% senior notes due 2022, 4.875% senior notes due 2023 and the 8.750% Secured Notes due 2025, or, collectively, Cinemark USA’s senior notes (but excluding all obligations under the Credit Agreement which are guaranteed by Cinemark Holdings, inc.). The 4.50% Convertible Notes rank equally in right of payment with all of our existing and future unsubordinated debt, including all obligations under the Cinemark USA, Inc. Credit Agreement, which such Credit Agreement is guaranteed by Cinemark Holdings, Inc., and senior in right of payment to any future debt that is expressly subordinated in right of payment to the notes.  The 4.50% Convertible Notes are not guaranteed by any of Cinemark Holdings, Inc.’s subsidiaries.

In accordance with accounting guidance on debt and equity financing, we bifurcated the gross proceeds from the issuance of 4.50% Convertible Senior Notes and recorded a portion as long-term debt and a portion in equity.  The long-term debt value was based on the fair value of the debt, determined as the present value of principal and interest payments assuming a market interest rate for similar debt that excluded a conversion feature.   The difference between the face value of the 4.50% Convertible Senior Notes and the fair value is referred to as the debt discount, and represents the amount allocated to equity.  The debt discount is being amortized to interest expense at an effective interest rate of 9.375% over the contractual terms of the notes.

Concurrently with the issuance of the 4.50% Convertible Senior Notes, we entered into privately negotiated convertible note hedge transactions (the “Hedge Transactions”) with one or more of the Initial Purchasers or their respective affiliates (the “Option Counterparties”).  The Hedge Transactions cover the number of shares of our common stock that will initially underlie the aggregate amount of the 4.50% Convertible Senior Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 4.50% Convertible Senior Notes. The Hedge Transactions are generally expected to reduce potential dilution to our common stock upon any conversion of the 4.50% Convertible Senior Notes and/or offset any cash payments we may be required to make in excess of the principal amount of converted 4.50% Convertible Senior  Notes, as the case may be. Concurrently with entering into the Hedge Transactions, we also entered into separate privately negotiated warrant transactions with Option Counterparties whereby we sold to Option Counterparties warrants to purchase (subject to the net share settlement provisions set forth therein) up to the same number of shares of our common stock, subject to customary anti-dilution adjustments (the “Warrants”). The Warrants could separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the strike price of the warrants on the applicable expiration dates unless, subject to the terms of the Warrants, we elect to cash settle the Warrants. The exercise price of the Warrants is initially $22.08 and is subject to certain adjustments under the terms of the warrants.  The Company received $89.4 million in cash proceeds from the sale of Warrants, which were used along with proceeds from the 4.50% Convertible Senior Notes, to pay approximately $142.1 million to enter into the Hedge Transactions.  The tax impact of the conversion option and Warrants amounted to $10,960 and was recorded in additional paid-in-capital.

Together, the Hedge Transactions and the Warrants are intended to reduce the potential dilution from the conversion of the 4.50% Convertible Senior Notes.  The Hedge Transactions and Warrants are recorded in equity and are not accounted for as derivatives, in accordance with applicable accounting guidance.

Additional Borrowings of International Subsidiaries

During May 2020, our subsidiary in Peru borrowed the USD equivalent of $2.8 million under a loan that bears interest at approximately 1%. Principal payments are due monthly beginning in July 2021 through June 2023.  Accrued and unpaid interest is to be paid when principal payments are due.  We are subject to certain customary negative covenants under the loan.

During May, June and September 2020, our subsidiary in Colombia borrowed the USD equivalent of $4.4 million under three variable rate loans. Monthly principal payments due under the notes borrowed in May and June are due beginning in December 2020 over 30 months and monthly principal payments due under the notes borrowed in September are due beginning in October 2021 over 48 months.  Accrued and unpaid interest is to be paid when principal payments are due.  The variable interest rates on the loans ranged from approximately 7.0% to 9.0% as of September 30, 2020.  We are subject to certain customary negative covenants and ratio covenants under the loans.

Covenant Compliance

As of September 30, 2020, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices.

Interest Rate Risk

We are currently party to a variable rate debt facility.  An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt. At September 30, 2020, we had an aggregate of approximately $48.8 million of variable rate debt outstanding. Based on the interest rates in effect on the variable rate debt outstanding at September 30, 2020, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $0.5 million.

The table below provides information about our fixed rate and variable rate long-term debt agreements as of September 30, 2020:

	Expected Maturity for the Twelve-Month Periods Ending September 30,								Average
	(in millions)								Interest
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value	Rate
Fixed rate	$—	$—	$1,155.0	$—	$1,310.0	$—	$2,465.0	$2,260.1	4.9%
Variable rate (1)	8.0	9.5	8.7	6.9	15.3	—	48.4	43.9	2.3%
Total debt	$8.0	$9.5	$1,163.7	$6.9	$1,325.3	$—	$2,513.4	$2,304.0

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

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2020, we carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than the discussion at Note 19, there have been no material changes from legal proceedings previously reported under “Business – Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed February 21, 2020.

Item 1A. Risk Factors

See discussion in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed February 21, 2020, as updated by the risk factors below.

Our substantial indebtedness could adversely affect our financial condition.

We currently have a substantial amount of indebtedness. This substantial amount of indebtedness could limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, stock repurchases or other purposes. It may also increase our vulnerability to adverse economic, market and industry conditions (including the impact of COVID-19), limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to our competitors that have lower debt levels.

A lowering or withdrawal of the ratings assigned or a change in outlook to our outstanding debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our debt currently has a non-investment grade rating, and any rating assigned could be lowered (or outlook thereof could be changed) or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes in our business or industry, including as a result of COVID-19, so warrant. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing. In particular, our access to the capital markets may be impacted, our other funding sources may decrease, the cost of debt may increase as a result of increased interest rates or fees, and we may be required to provide additional credit assurances, including collateral, under certain contracts or arrangements.

Our inability to raise funds necessary to settle conversions of, or to repurchase, the 4.50% Convertible Senior Notes, upon a fundamental change as described in the indenture governing the 4.50% Convertible Senior Notes, may lead to defaults under such indenture and under agreements governing our existing or future indebtedness.

If we settle the 4.50% Convertible Senior Notes by cash, or by a combination of cash and shares of our common stock, upon a fundamental change as described in the indenture governing the 4.50% Convertible Senior Notes, we will be required to make cash payments with respect to the 4.50% Convertible Senior Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make purchases of the 4.50% Convertible Senior Notes being surrendered or converted. In addition, our ability to repurchase the 4.50% Convertible Senior Notes or to pay cash upon conversion of the 4.50% Convertible Senior Notes is limited by the agreements governing our existing indebtedness (including the Credit Agreement) and may also be limited by law, by regulatory authority or by agreements that will govern our future indebtedness. Our failure to repurchase 4.50% Convertible Senior Notes at a time when the repurchase is required by the indenture governing the 4.50% Convertible Senior Notes or to pay cash payable on future conversions of the 4.50% Convertible Senior Notes as required by such indenture would constitute a default under such indenture. A default under the indenture governing the 4.50% Convertible Senior Notes or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness (including the Credit Agreement and the indentures governing Cinemark USA’s senior notes.

The conditional conversion feature of the 4.50% Convertible Senior Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 4.50% Convertible Senior Notes is triggered, holders of the 4.50% Convertible Senior Notes will be entitled to convert the 4.50% Convertible Senior Notes at any time during specified periods at their option. If one or more holders elect to convert their 4.50% Convertible Senior Notes, initially we elect to satisfy our conversion obligations by combination settlement. In addition, in the future, we may elect to settle all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 4.50% Convertible Senior Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 4.50% Convertible Senior Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Conversion of the 4.50% Convertible Senior Notes will dilute the ownership interest of existing stockholders, or may otherwise depress the price of our common stock.

The conversion of some or all of the 4.50% Convertible Senior Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the 4.50% Convertible Senior Notes. The 4.50% Convertible Senior Notes may from time to time in the future be convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 4.50% Convertible Senior Notes may encourage short selling by market participants because the conversion of the 4.50% Convertible Senior Notes could be used to satisfy short positions, or anticipated conversion of the 4.50% Convertible Senior Notes into shares of our common stock could depress the price of our common stock.

The 4.50% Convertible Senior Notes Hedge Transactions and Warrant Transactions may affect the value of our common stock.

In connection with the pricing of the 4.50% Convertible Senior Notes, we entered into Hedge Transactions with, and sold Warrants to, Option Counterparties. The Hedge Transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the 4.50% Convertible Senior Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 4.50% Convertible Senior Notes, as the case may be. The Warrants would separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the strike price of any warrants on the applicable expiration dates unless, subject to the terms of the Warrants, we elect to cash settle the Warrants.  In addition, the Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 4.50% Convertible Senior Notes (and are likely to do so during any observation period related to a conversion of the 4.50% Convertible Senior Notes or following any repurchase of the 4.50% Convertible Senior Notes by us in connection with any fundamental change repurchase date or otherwise). This activity could also cause or avoid an increase or decrease in the market price of our common stock.

In addition, if any such Hedge Transactions and Warrants fail to become effective, the Option Counterparties or their respective affiliates may unwind their hedge positions with respect to our common stock, which could adversely affect the market price of our common stock. The potential effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.

We are subject to counterparty risk with respect to the 4.50% Convertible Senior Notes Hedge Transactions.

The Option Counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that one or more of such Option Counterparties may default under the Hedge Transactions. Our exposure to the credit risk of the Option Counterparties will not be secured by any collateral. If any option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that counterparty. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in our common stock market price and in the volatility of the market price of our common stock. In addition, upon a default by the option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurance as to the financial stability or viability of any option counterparty.

The accounting method for convertible debt securities that may be settled in cash, such as the 4.50% Convertible Senior Notes, may have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of certain convertible debt instruments (such as the 4.50% Convertible Senior Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 4.50% Convertible Senior Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the  4.50% Convertible Senior Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the 4.50% Convertible Senior Notes to their face amount over the term of the 4.50% Convertible Senior Notes. We will report lower net income (or greater net loss) in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results and the market price of our common stock.

In addition, convertible debt instruments (such as the 4.50% Convertible Senior Notes) that may be settled entirely or partly in cash may be accounted for using the treasury stock method under certain circumstances. Under the treasury stock method, the shares issuable upon conversion of the 4.50% Convertible Senior Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the 4.50% Convertible Senior Notes exceeds their principal amount. The number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are assumed to be issued under the treasury stock method. We initially elect to satisfy our conversion obligations by combination settlement and therefore, under certain circumstances, may be permitted to apply the treasury stock method. In particular, to apply the treasury stock method, we must rebut a presumption of share settlement. We cannot be sure that we will be able to rebut the presumption of share settlement in accordance with current accounting guidance or, even if we do rebut such presumption, that the accounting guidance in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the 4.50% Convertible Senior Notes, we will be required to use the if-converted method, and our diluted earnings per share could be adversely affected.

In addition, if the market price of our common stock exceeds the applicable strike price of the warrants we issued in conjunction with the Hedge Transactions and Warrant Transactions and are “in-the-money,” then our diluted earnings per share would also be adversely affected.

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), or ASU 2020-06. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. ASU 2020-06 changes the accounting for the convertible debt instruments described above. Under ASU 2020-06, an entity is no longer required to separately account for the liability and equity components of convertible debt instruments. When adopted, ASU 2020-06 may have the impact of reducing non-cash interest expense, and thereby reducing our net loss, or increasing our net income. Additionally, the treasury stock method for calculating earnings (loss) per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares. Rather, the if-converted method will be required, which could increase our diluted loss per share, or decrease our diluted earnings per share. We are evaluating the impact that the adoption of ASU 2020-06 will have on our accounting for the 4.50% Convertible Senior Notes, and the impact on our financial statements.

The COVID-19 pandemic has disrupted and is expected to continue to disrupt our industry and our business and could continue to materially affect our financial condition and results of operations for an extended period of time.

The outbreak of the COVID-19 pandemic has disrupted, and we expect it will continue to disrupt, our industry and our business for an extended period of time. While we have reopened 252 of our domestic theatres and 15 of our international theatres as of September 30, 2020, our business, results of operations, liquidity, cash flows and financial conditions continue to be severely impacted by the COVID-19 pandemic. One of the key factors that have materially affected our business is the availability of new films for exhibition at our theatres. Due to the COVID-19 pandemic, production of films has been temporarily halted or delayed and new film releases have been postponed, resulting in a drastic reduction in the volume of new films available for theatrical exhibition. Even when new films are available, studios have reduced the window for video and digital releases or have released directly to alternative film distribution channels such as streaming services and bypassed a theatrical release.

In addition to the impact on film product availability for theatrical exhibition, governmental restrictions such as limitations on capacity and food and beverage sales continue to hurt our results of operations, liquidity and cash flows. As the COVID-19 pandemic continues to spike, there could be additional federal, state or local responses that further restrict in-person gathering and/or movement of guests or otherwise impact our business.

We cannot predict when the effects of the COVID-19 pandemic will subside or if business will return to normal levels of operation.

Our results of operations may be impacted by shrinking video and digital release windows.

The average video and digital release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is available for DVD, has been approximately ninety days and digital purchase for ownership (also known as electronic sell-through) has been approximately seventy-four days for the past several years. During the COVID-19 pandemic, certain studios have reduced the release windows further than ninety days or eliminated them altogether. If our patrons continue to choose to wait for an in-home release rather than attend a theatre to view the film, it may continue to adversely impact our business and results of operations, financial condition and cash flows. The release windows, which are determined by the studios, may be reduced further or be eliminated altogether, which could have an adverse impact on our business and results of operation.

We may not be able to generate additional revenues or continue to realize value from our investment in NCM.

As of September 30, 2020, we owned 40,850,068 common units of NCM, which represented an ownership interest in NCM of approximately 25%. We receive monthly theatre access and advertising fees under our Exhibitor Services Agreement with NCM and we are entitled to receive mandatory quarterly distributions of excess cash from NCM.  During the nine months ended September 30, 2020 and 2019, the Company received approximately $27.7 million and $35.5 million in other revenues from NCM, respectively, $14.2 million and $18.5 million in cash distributions recorded as a reduction of our investment in NCM, respectively, and $7.0 million and $9.2 million in cash distributions in excess of our investment in NCM, respectively. Cinema advertising is a small component of the U.S. advertising market and therefore, NCM competes with larger, more established and well known media platforms such as broadcast radio and television, cable and satellite television, outdoor advertising and Internet portals. In-theatre advertising may not continue to attract advertisers or NCM’s in-theatre advertising format may not continue to be received favorably by theatre patrons. If NCM is unable to continue to generate consistent advertising revenues, its results of operations may be adversely affected and our investment in and distributions and revenues from NCM may be adversely impacted.  NCM revenues and excess cash distributions have been significantly impacted by the COVID-19 pandemic and resulting temporary theatre closures.  Future NCM revenues and excess cash distributions from NCM to the Company will depend on the reopening of theatres.

Each of our common units in NCM is convertible into one share of NCM, Inc. common stock.  The market value of NCM, Inc.’s stock price may vary due to the performance of the business, industry trends, general and economic conditions and other factors.  If NCM, Inc.’s stock price declines below our carrying value for an extended period of time, we may record an impairment in our investment.  As a result of the COVID-19 pandemic, the stock price of NCM, Inc. has remained below the Company’s book value for approximately seven months.

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

4.3

Indenture, dated as of August 21, 2020, among Cinemark Holdings, Inc., and Wells Fargo Bank, N.A., as trustee, governing the 4.500% convertible senior notes (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on August 24, 2020).

4.4

Form of 4.500% convertible senior notes of Cinemark Holdings, Inc. (contained in the Indenture listed as Exhibit 4.3 above) (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on August 21, 2020)

10.1

Eighth Amendment and Waiver to the Amended and Restated Credit Agreement, dated as of April 17, 2020, by and among Cinemark Holdings, Inc., Cinemark USA, Inc., the several banks and other financial institutions party thereto, Barclays Bank PLC, as administrative agent, and the other agents party thereto (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on April 20, 2020).

10.2	Form of call option transaction confirmation (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on August 24, 2020).

10.3	Form of warrants confirmation (incorporated by reference to Exhibit 10.2 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on August 24, 2020).

10.4

Amendment to Eighth Amendment and Waiver, dated as of August 21, 2020, by and among Cinemark Holdings, Inc., Cinemark USA, Inc., the several banks and other financial institutions party thereto, and Barclays Bank PLC, as administrative agent, and the other agents party thereto (incorporated by reference to Exhibit 10.3 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on August 24, 2020).

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

* 101

The following material from Cinemark Holdings, Inc.’s Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income (Loss), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

* 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK HOLDINGS, INC.
Registrant

DATE:	November 5, 2020

/s/ Mark Zoradi
Mark Zoradi
Chief Executive Officer

/s/ Sean Gamble
Sean Gamble
Chief Financial Officer