Form 10-K
period 2020-12-31
Cinemark Holdings, Inc.
filed 2021-02-26
CIK 1385280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission File Number 001-33401

CINEMARK HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-5490327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3900 Dallas Parkway Plano, TX (Address of principal executive offices)	75093 (Zip Code)

Registrant’s telephone number, including area code: (972) 665-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CNK	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity owned by non-affiliates of the registrant on June 30, 2020, computed by reference to the closing price for the registrant’s common stock on the New York Stock Exchange on such date was approximately $1.23 billion (106,745,094 shares at a closing price per share of $11.55).

As of February 15, 2021, 118,583,610 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2021 annual meeting of stockholders, to be filed within 120 days of December 31, 2020, are incorporated by reference into Part III, Items 10-14, of this annual report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The “forward looking statements” include our current expectations, assumptions, estimates and projections about our business and our industry. They include statements relating to:

•	future revenues, expenses and profitability;
•	the future development and expected growth of our business;
•	projected capital expenditures;
•	attendance at movies generally or in any of the markets in which we operate;
•	the number or diversity of popular movies released and our ability to successfully license and exhibit popular films;
•	national and international growth in our industry;
•	competition from other exhibitors and alternative forms of entertainment;
•	determinations in lawsuits in which we are defendants; and
•

the impact of the COVID-19 pandemic on us, the motion picture exhibition industry, and the economy in general, including our response to the COVID-19 pandemic related to suspension of operations at our theatres, personnel reductions and other cost-cutting measures and measures to maintain necessary liquidity and increases in expenses relating to precautionary measures at our facilities to protect the health and well-being of our customers and employees.

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

Cinemark Holdings, Inc. is a Delaware corporation incorporated on August 2, 2006. Our principal executive offices are at 3900 Dallas Parkway, Plano, Texas 75093. Our telephone number is (972) 665-1000. General information about us can be found at www.cinemark.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or15(d) of the Exchange Act are available on our website free of charge under the heading "Investor Relations  - Financials - SEC Filings" as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission, or the SEC. Additionally, all of our filings with the SEC can be accessed on the SEC's website at www.sec.gov.

Unless the context otherwise requires, all references to “we,” “our,” “us,” “the issuer”, “the Company” or “Cinemark” relate to Cinemark Holdings, Inc. and its consolidated subsidiaries. All references to Latin America are to Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. Unless otherwise specified, all operating and other statistical data are as of and for the year ended December 31, 2020.

PART I

Item 1. Business

Cinemark Holdings, Inc. and subsidiaries is a leader in the motion picture exhibition industry, with theatres in the United States, or “U.S.,” Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay.

We are a leader and one of the most geographically diverse operators in the motion picture exhibition industry. As of December 31, 2020, we operated 531 theatres and 5,958 screens in the U.S. and Latin America. Our U.S. circuit had 331 theatres and 4,507 screens in 42 states and our international circuit had 200 theatres and 1,451 screens in 15 countries.  Our significant and diverse presence in the U.S. and Latin America has made us an important distribution channel for movie studios and other content providers. We believe our portfolio of modern, high-quality theatres with multiple platforms provides a preferred destination for moviegoers and has contributed to our historically consistent financial performance.

As of December 31, 2020, we managed our business under two reportable operating segments: U.S. markets and international markets. See Note 21 to our consolidated financial statements.

Impact of COVID-19 Pandemic

The outbreak of the COVID-19 pandemic has had an unprecedented impact on the world and our industry. As a movie exhibitor that operates spaces where patrons gather in close proximity, we have been, and continue to be, significantly impacted by the COVID-19 pandemic. At the initial outbreak of the COVID-19 pandemic, to comply with government mandates, we temporarily closed all of our theatres in the U.S. and Latin America effective March 17, 2020 and March 18, 2020, respectively. In conjunction with the temporary closure of our theatres in March 2020, we implemented temporary personnel and salary reductions, limited non-essential operating and capital expenditures, and negotiated modified timing and/or abatement of contractual payments with landlords and other major suppliers until our theatres reopened.  In addition, we suspended our quarterly dividend.

As of December 31, 2020, we had reopened 217 of our domestic theatres and 129 of our international theatres, showing a limited volume of new releases along with library content during reduced operating hours with limited capacities.

Some of the health and safety protocols that we have implemented in our theatres for the safety of our employees, guests and surrounding communities include:

•	staggering showtimes and limiting capacities to maximize physical distancing;
•	instituting seat buffering technology to ensure social distancing within the auditorium;
•	requiring face masks for all guests within the theater, which may only be removed for eating and drinking in the auditoriums;
•	implementing stringent disinfecting and sanitizing protocols and providing ample supplies of hand sanitizer and seat wipes for patrons;
•	delivering an abundant supply of fresh outdoor air, maintaining optimal air circulation and eliminating potential pollutants through filtration;
•	encouraging contactless transactions; and
•	requiring that employees receive special training, participate in wellness check-ins and use personal protective wear, including face masks and gloves.

While some staffing has been brought back to support theatre reopenings, we continue operating with reduced staffing and limiting capital expenditures to essential activities and projects.  Government restrictions also continue to fluctuate with the status of the virus, impacting our reopening plans.  We continue to work with landlords and other vendors on modified contractual payment terms while we continue to navigate through the impact of the COVID-19 pandemic and seek to recover a routine level of operations

Our focus on maintaining a strong balance sheet and low leverage allowed us to enter the global COVID-19 pandemic in a solid financial position. Based on our current estimates of recovery, we believe we have and will generate sufficient cash to sustain operations. Nonetheless, the COVID-19 pandemic has had, and continues to have, adverse effects on our business, results of operations, cash flows, financial condition, access to credit markets and ability to service existing and future indebtedness, some of which are significant.

Motion Picture Exhibition Industry Overview

Domestic

North American industry results for 2020 are not yet available, and as a result of the COVID-19 pandemic and resulting temporary theatre closures, are expected to be significantly lower than prior years.  Preliminary estimates indicate that box office revenues were approximately $2.2 billion for 2020, down approximately 81% as compared to 2019.

The following table represents the results of a survey by Motion Picture Association of America, or MPAA, published during March 2020, outlining the historical trends in U.S. box office performance for the five-year period from 2015 through 2019.

	U.S. Box
	Office Revenues	Attendance	Average Ticket
Year	($ in billions)	(in billions)	Price
2015	$11.1	1.32	$8.43
2016	$11.4	1.32	$8.65
2017	$11.1	1.24	$8.97
2018	$11.9	1.30	$9.11
2019	$11.4	1.24	$9.16

While the industry experienced drastically reduced results during 2020 as a direct result of the COVID-19 pandemic, industry statistics show slight increases and decreases in attendance over the past five years. Historically, domestic box office revenues remained relatively stable during this period.  Even during recessionary periods, industry results demonstrated stability and a continued ability to attract consumers.   Box office performance has been primarily dependent on the quality, quantity and timing of film product.  Average ticket prices can also be driven by the mix of film product and availability of films in premium formats.

Films released during the year ended December 31, 2020 included Bad Boys for Life, Sonic the Hedgehog, Birds of Prey, Dolittle, The Invisible Man and The Call of the Wild.   The carryover of late 2019 releases such as 1917, Jumanji:  The Next Level and Star Wars:  The Rise of Skywalker also contributed to industry box office during early 2020.  Due to the temporary closure of many theatres beginning in March, movie studios delayed the release of many films originally planned for 2020.  As we reopened our domestic theatres, we offered patrons primarily library content, bringing back many classics to the big screen.  As more theatres reopened and enhanced health and safety protocols were implemented, studios began releasing new content, which included Wonder Woman 1984, Tenet, The Croods: A New Age, The New Mutants, Unhinged, The War with Grandpa and Honest Thief.

Currently, films scheduled for release in 2021 include the sequel to Marvel’s Spider-man Far From Home, Top Gun Maverick, Black Widow, F9, Luca, Eternals, Mission: Impossible 7, No Time to Die, Cruella, and Minions:  The Rise of Gru, among others.  As the industry navigates the continued impact of the COVID-19 pandemic and the various regulations and restrictions, film release schedules may continue to fluctuate.

International

According to MPAA, international box office revenues were approximately $30.8 billion for the year ended December 31, 2019.  More specifically, Latin American box office revenues were $2.7 billion for the year ended December 31, 2019.  As noted above, industry performance for 2020 was significantly impacted by the COVID-19 pandemic and results are not yet available.  Preliminary estimates for Latin American box office revenues for 2020 is $0.3 billion, down approximately 89% compared to 2019.

In addition to the quality, quantity and timing of Hollywood product, performance in Latin American markets is also impacted by social behaviors, growing populations, and continued retail development. In many Latin American countries, including Brazil, Argentina, Colombia, Peru and Chile, successful local film product can also contribute to box office growth.  However, local restrictions and regulations implemented as a result of the COVID-19 pandemic impacted movie production and movie-going during 2020 similar to the U.S.

Drivers of Continued Industry Success

Industry dynamics continue to evolve as a result of the COVID-19 pandemic, but we believe the following factors will continue to drive the strength of our industry:

Importance of Theatrical Success in Establishing Movie Brands. Theatrical exhibition has long been the primary distribution channel for new major motion picture releases. In addition to representing a significant share of a film’s overall revenues, a successful theatrical release “brands” a film and is one of the major contributors to a film’s success in “downstream” markets, such as digital downloads, video on-demand, DVDs, pay television, network and syndicated television, and streaming video on demand, as well as theme parks and branded retail merchandise.  While some film releases for 2020 did not have, and certain films for 2021 are not expected to have, a normal exclusive theatrical release window due to theatre closures associated with the COVID-19 pandemic, theatrical exhibition is expected to continue to contribute a significant portion of overall revenues generated by a film.

Convenient and Affordable Form of Out-Of-Home Entertainment.  Post COVID-19 pandemic, as venues continue to reopen and restrictions are lifted, we expect consumption of media and out-of-home experiential offerings to continue to increase due to pent up demand associated with the COVID-19 pandemic.  Movie going remains one of the most convenient and affordable forms of out-of-home entertainment.  While the average movie ticket price in the U.S. was $9.16 for 2019, average prices for other forms of out-of-home entertainment in the U.S., including sporting events and theme parks, ranged from approximately $32.99 to $102.35 per ticket according to MPAA. (As of the date of this report, 2020 industry data was not yet available.)

Expansion of Concepts and Product Offerings that Enhance the Movie-Going Experience.  Over recent years, the motion picture exhibition industry has invested in the development of new movie theatre platforms and concepts to respond to varying and changing consumer preferences as well as to differentiate the movie-going experience from other in-home and out-of-home entertainment options. Some examples include changing the overall style, and amenities of theatres, as well as expansion of concession product offerings that provide more variety to traditional popcorn, fountain drinks and candy.   Enhanced projection and sound equipment and motion seats are offered in some locations to further enhance the movie viewing experience. New and enhanced programming alternatives expand the industry’s entertainment offerings to attract a broader customer base.   As a result of the COVID-19 pandemic, we offered new options to our guests, including Private Watch Parties to allow them to see a movie of their choice with a group of their choice as well as seat buffering technology to facilitate social distancing while enjoying out-of-home entertainment.  We offered many classic and holiday movies in the absence of new film releases.  To encourage contactless transactions in our theatres, while further enhancing the movie-going experience, we developed mobile concession ordering and delivery-to-seat options in some locations.

Contribution of International Markets to Box Office Performance. International markets continue to be an important component of the overall box office revenues generated by Hollywood films, accounting for $30.8 billion, or approximately 73%, of 2019 total worldwide box office revenues according to MPAA. (As of the date of this report, 2020 industry data was not yet available.) Theatres in international markets are continuing to reopen as local restrictions are revised.  Film release schedules are expected to follow those of the U.S. consistent with previous years.  We believe the contribution of markets outside North America to the global box office revenues will continue to be meaningful.

Our Strategy

Our primary objective for the past few years has been to attract and expand audiences to maximize attendance and box office, and then pursue monetization opportunities to capture ancillary revenue.  We focused on providing an extraordinary guest experience, investing in our core circuit and continuing to grow organically to accomplish these goals. While our long-term strategies remain consistent, for the near term we have shifted our focus to cash preservation and liquidity, closely managing costs and restructuring our operations and teams to be more efficient, and keeping our guests and employees safe and healthy.  We expect this focus to continue until we fully recover from the impact of the COVID-19 pandemic.

Upon recovery from the impacts of the COVID-19 pandemic and the resurgence of the industry, our long-term strategies will again become front and center.  These include:

Provide an Extraordinary Guest Experience. We differentiate our theatres by focusing on various initiatives that continuously enhance the in-theatre guest experience. We have a market-adaptive approach with our theatre amenities, including Luxury Lounger recliner seats, our exhibitor-branded premium large format, XD, and expanded food and beverage offerings. Our investment in these preferred amenities allows us to create and maintain a high-quality theatrical experience throughout our circuit. We believe our ongoing focus on providing an extraordinary in-theatre guest experience is a primary factor of our consistent industry-leading results. While our capital investments may be reduced temporarily, we will continue to ensure that our locations are well maintained.

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

Pursue Organic and Synergistic Growth Opportunities and Maintain Core Circuit.  We have consistently reinvested our cash flows from operations in our circuit with a focus on new and exciting ways to attract guests.  Our commitment to investing in our theatre assets is demonstrated by our level of capital expenditures for the years ended December 31, 2017, 2018 and 2019 of approximately $380.9 million, $346.1 million, and $303.6 million, respectively. In addition to our Luxury Lounger recliner seats and premium large format XD auditoriums, we have incorporated other market-adaptive concepts such as full bars and dine-in options. We selectively build or acquire new theatres in markets where we can establish and maintain a strong market position. During the year ended December 31, 2019, we built eleven new theatres with 97 screens and acquired two theatres with 30 screens. During the year ended December 31, 2019, we also grew organically and built eleven new theatres with 97 screens and acquired two theatres with 30 screens.   As a result of a significant reduction in our operating cash flows for 2020, we halted nonessential capital expenditures and reduced our capital expenditures to $83.9 million for the year.  We built four theatres with 44 screens during 2020, as these projects were underway at the start of the COVID-19 pandemic.   For the short term, we will continue to focus our capital investments on essential projects and maintaining the high quality of our assets, while we refortify our balance sheet.

Competitive Strengths

We believe the following strengths have allowed us to compete effectively in the past and continue to help us navigate through the impacts of the COVID-19 pandemic:

Disciplined Operating Philosophy. Our balanced and disciplined investment approach centers on building new theatres, thoughtfully reinvesting in our existing theatres and acquiring theatres that will complement our circuit and offer a meaningful return.   Our operating philosophy focuses on creating an extraordinary guest experience, maintaining favorable theatre-level economics, controlling operating costs and effectively reacting to economic and market changes.

We have long believed in the combination of a strong balance sheet and ensuring our capital investments earn a solid return.  This philosophy has proved to be successful for us, and helped us enter the COVID-19 pandemic in a strong financial position. We will continue to be disciplined with our cash management and liquidity strategies as we recover from the impacts of the COVID-19 pandemic, ensuring we effectively service our debt and other obligations.

Leading Position in Our U.S. Markets. Based on our performance in recent years, we have a leading market share in most of the U.S. markets we serve, which includes a presence in 42 states. For the year ended December 31, 2019, we ranked either first or second, based on box office revenues, in 20 out of our top 25 U.S. markets, including the San Francisco Bay Area, Dallas, Houston, Salt Lake City, Sacramento, Cleveland, Austin and Las Vegas.  During 2020, we continued our leadership position as we were one of the first circuits to start to reopen our theatres and we have remained open as local regulations allow.  As of December 31, 2020, we had 217 theatres reopened in the U.S.

Located in Top Latin American Markets. We have successfully established a significant presence in major cities in Latin America, with theatres in 15 of the 20 largest metropolitan areas in South America.  We are the largest exhibitor in Brazil and Argentina and have significant market presence in Colombia, Peru and Chile. Our geographic diversity makes us an important global distribution channel for the movie studios.  While our performance during 2020 was impacted by the temporary closure of our theatres, we continue to reopen theatres in the region with 129 open as of December 31, 2020.

State-of-the-Art Theatre Circuit. We offer a state-of-the-art movie-going experience, which we believe makes our theatres preferred destinations for moviegoers in our markets. During the year ended December 31, 2019, we built eleven new theatres with 97 screens.   Our capital investments were very limited during 2020 due the COVID-19 pandemic, but we built four theatres with 44 new screens.  As of December 31, 2020, we had commitments to open 195 new screens over the next three years. We have also started to convert our theatres to laser projectors, further enhancing the movie-going experiences.  We expect the conversion to be completed over the next ten years.

We have incorporated Luxury Lounger recliner seats in all of our recent domestic new builds and have also repositioned many of our existing domestic theatres to offer this premium seating feature. We currently feature Luxury Loungers in 2,815 domestic auditoriums, representing almost 63% of our domestic circuit.

We offer our guests a premium large format experience through our 16 IMAX screens and our 278 XD auditoriums, which represents the largest exhibitor-branded premium large format footprint in the industry. Our XD auditoriums offer a premium experience utilizing the latest in digital projection and enhanced custom sound, including a Barco Auro 11.1 or Dolby Atmos sound system in select locations. The XD experience includes wall-to-wall screens, wrap-around sound, plush seating and a maximum comfort entertainment environment for an immersive experience. The benefits of our XD auditoriums include program flexibility, as we can show the content of our choice, and there is no additional revenue share component outside of routine film rental.

We offer enhanced food and beverages such as gourmet pizzas, burgers, and sandwiches, and a selection of beers, wines, and cocktails, all of which can be enjoyed in the comfort of the auditoriums, at approximately 60% of our worldwide theatres. We also offer market-adaptive concepts with full bars or dine-in areas in certain of our theatres and continue to expand to additional locations.

We currently have auditoriums that offer seats with immersive cinematic motion, which we refer to as motion seats, throughout our worldwide circuit. These motion seats are programmed in harmony with the audio and video content of the film and further immerse guests in the on-screen action. We offer motion seats in 121 theatres throughout our worldwide circuit.

Experienced Management. Led by Chairman and founder Lee Roy Mitchell, Chief Executive Officer Mark Zoradi, Chief Operating Officer and Chief Financial Officer Sean Gamble, President-International Valmir Fernandes, and Executive Vice President and General Counsel Michael Cavalier, our global operational management team has extensive industry experience.  Additionally, our country general managers are local citizens familiar with cultural, political and economic factors impacting their country, which enables them to more effectively manage the local business. Our global management team has successfully navigated us through many industry and economic cycles over the years and their leadership in steering the Company during the COVID-19 pandemic is a testament to their abilities and effectiveness as stewards of the Company.

Theatre Operations

As of December 31, 2020, we operated 531 theatres and 5,958 screens in 42 U.S. states and 15 Latin American countries.

We opened our first theatre in the U.S. during 1984.  Our domestic circuit has expanded primarily due to organic growth and two significant acquisitions. We currently have theatres in 105 designated market areas, or DMAs. The following table summarizes the geographic locations of our U.S. theatre circuit as of December 31, 2020.

	Total	Total
State	Theatres	Screens
Texas	86	1,144
California	62	819
Ohio	27	349
Utah	15	190
Nevada	9	140
Colorado	9	136
Illinois	8	110
Kentucky	8	109
Pennsylvania	8	107
Florida	7	122
Arizona	7	104
Washington	7	81
Louisiana	6	83
North Carolina	6	73
Oregon	5	84
Virginia	5	68
Iowa	4	62
Connecticut	4	58
Oklahoma	4	57
New Jersey	4	50
Michigan	3	46
Arkansas	3	44
Mississippi	3	41
Indiana	3	34
South Carolina	3	34
Maryland	2	39
New Mexico	2	38
Massachusetts	2	30
Georgia	2	27
South Dakota	2	26
Montana	2	25
Delaware	2	22
West Virginia	2	22
Kansas	1	20
Idaho	1	18
New York	1	17
Alaska	1	16
Alabama	1	14
Tennessee	1	14
Wisconsin	1	14
New Hampshire	1	12
Minnesota	1	8
Total	331	4,507

We first entered Latin America when we opened a theatre in Chile in 1993. Since then, through our focused international growth strategy, we have developed one of the most geographically diverse theatre circuits in the region. We have balanced our risk through a diversified international portfolio, which includes theatres in 15 of the 20 largest metropolitan areas in South America. We have established significant presence in Brazil and Argentina, where we are the largest exhibitor. We also have significant market presence in Colombia, Peru and Chile. The following table summarizes the geographic locations of our international theatre circuit as of December 31, 2020.

Country	Total Theatres	Total Screens
Brazil	86	633
Colombia	31	181
Argentina	22	191
Chile	20	141
Central America(1)	18	127
Peru	12	98
Ecuador	8	51
Bolivia	1	13
Paraguay	1	10
Curacao	1	6
Total	200	1,451
(1)	Includes Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala.

Content

We offer a variety of content at our theatres.  During the COVID-19 pandemic, as we were reopening theatres, we offered primarily library content to our guests, and we added new releases as they became available.  We also offered our guests the ability to select a film for private viewing with our Private Watch Parties in a group of up to 20 family members and friends.  In normal operating times, we monitor upcoming films and other content and work diligently with film distributors to license content that we believe will be most successful in our theatres. We play mainstream films from many different genres, such as animated films, family films, dramas, comedies, horror and action films. We offer content in both 2-D and 3-D formats in all of our theatres, and in many locations, we offer either our exhibitor-branded premium large format, XD, or IMAX. We also offer a format that features motion seats and added sensory features.

We regularly play art and independent films, under our CineArts banner, at many of our U.S. theatres and offer local film product in our international markets, providing a variety of film choices to our guests. We have also historically offered a classic series at a majority of our U.S. theatres and some of our international theatres, which involves playing digitally re-mastered classic movies from a variety of genres during non-peak times.  We also offer multi-cultural foreign language films and e-sports gaming events in our theatres.

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

Food and Beverage

Concession sales are our second largest revenue source, historically representing approximately 35% of total revenues. We have devoted considerable management effort to expanding concession sales by enhancing our offerings and adapting to our customers’ changing preferences, as discussed below.

Product Mix. Common concession products offered at all of our theatres may include various sizes and types of popcorn, soft drinks, coffees, non-carbonated drinks, candy and quickly-prepared or pre-prepared food, such as hot dogs, pizza, pretzel bites, nachos and ice cream. The food and beverage offerings vary based on consumer preferences in a particular market. We have introduced some healthier snack and beverage options for our guests, which are available at some locations, added alcohol offerings in a growing number of theatres, partnered with Pizza Hut to offer freshly-made Pizza Hut pizzas in select theatres, and also offer diverse ethnic foods based on market demographics.

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

Pricing. New products and promotions are introduced on a regular basis to increase concession purchase incidence by existing consumers as well as to attract new consumers. In certain international countries and in all of our domestic theatres, we offer a free loyalty program that routinely offers food and beverage discounts. Our paid Movie Club membership program also allows our domestic guests to sign-up for exclusive concessions discounts.

During 2020, when we started reopening our U.S. theatres as government restrictions lifted, we limited our concession product offerings and implemented “Welcome Back” pricing discounts on core concessions (fountain soda, popcorn and candy) as well as select alcohol, hot dog and nacho products.

Staff Training. Employees are continually trained in proper sales techniques, food preparation and handling and maintaining concession product quality. Some of our product promotions include a motivational element that rewards theatre staff for exceptional sales of certain promotional items. During 2020, we implemented enhanced food safety and cleanliness protocols to align with the Center for Disease Control’s, or CDC, COVID-19-specific recommendations relative to concession and restaurant areas.

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

During the latter part of 2020, we implemented mobile concession ordering at approximately half of our U.S. theatres allowing guests to purchase and pre-pay for select concession products and pick them up at the concession stand upon arrival or have them delivered to their seat.

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

As previously mentioned, to focus on operational efficiency and cost reduction since the start of the COVID-19 pandemic, we streamlined our menu offerings within each product category with a renewed focus on core brands and products.  While we still offer a broad assortment of food and beverage items, product streamlining has allowed us to closely manage inventory levels and reduce labor costs associated with more complex food offerings.

Screen Advertising

In our domestic markets, our theatres are part of the in-theatre digital network operated by National CineMedia, LLC, or NCM. NCM provides advertising to our theatres through its branded “Noovie” pre-show entertainment program and also handles lobby promotions and displays for our theatres. We believe that the reach, scope and digital delivery capability of NCM’s network provides an effective platform for national, regional and local advertisers to reach our audience. We receive a monthly theatre access fee for participation in the NCM network and also earn screen rental revenue on a per patron basis or revenue share basis depending on the placement of the advertisement. As of December 31, 2020, we had an approximate 25% ownership interest in NCM. See Note 8 to our consolidated financial statements for further discussion of our investment in NCM.

Throughout our international markets, we have established our Flix Media brand that handles screen advertising functions in Brazil, Argentina, Chile, Central America, Colombia, Paraguay, Bolivia, Ecuador and Curacao.  Our Flix Media marketing personnel work with local agencies and advertisers to coordinate screen advertising in our theatres as well as other theatres in our markets. In addition to screen advertising in our theatres, we continue to expand Flix Media’s services to include, among other things, alternative content, digital media and other synergistic media opportunities. In a few of our other international markets, we outsource our screen advertising to local companies who have established relationships with local advertisers that provide similar programming benefits. The terms of our international screen advertising contracts vary by country; however, we generally earn a percentage of the screen advertising revenues for access to our screens.

Upon reopening our theatres, we utilized our pre-show programming to remind guests about The Cinemark Standard, which encompasses our enhanced comprehensive cleaning and safety protocols.

Marketing and Promotions

Our investment in digital marketing over the past several years enables us to expand our reach to our guests and communicate with them on a consistent basis regarding our promotions and offerings.  The growth in our digital communication ability has been particularly effective over the past year to keep our guests engaged, informed and excited about our theatre reopenings and “Welcome Back” offers.  We adapted our marketing strategy with an emphasis on consistent organic communication to keep our millions of guests informed through email, social media, and website and mobile app updates.  We also implemented strategic public relations campaigns, both nationally and locally.  We supplemented our organic communication with targeted advertising to communicate our enhanced cleaning and safety protocols, generate theatre reopening awareness and alert guests as to advance ticket sale dates.

While awaiting a steady stream of new film content, marketing and promotions played a pivotal role in encouraging moviegoers to visit their local Cinemark theatres. We branded our library content “Comeback Classics” and had enticing “Welcome Back” pricing on those films, as well as for our limited concessions offerings. We continually initiated unique, interactive marketing campaigns, such as our Halloween giveaway and 12 Days of Merry. These campaigns drove loyal and prospective customers to visit our website and our theatres to earn discounts, bonus coupons and prizes.

In recognition that there was a segment of the audience who would prefer to visit our theatres and stay within their trusted group, we introduced Private Watch Parties. Our Private Watch Party program allows guests to rent an entire auditorium to watch a film that they choose from our current library and bring up to 20 guests for a price range of $99-$149.

We automatically paused Movie Club subscriptions upon the initial closure of our theatres, alleviating the impact of recurring monthly payments on members while allowing them to maintain their benefits.  Additionally, we extended the expiration date of all loyalty points into 2021.

In traditional times, we generally market our theatres and special events, including new theatre grand openings, remodel openings and VIP events, using email, organic and paid digital advertising, and radio and television advertising spots. We exhibit previews of coming attractions and current films as part of our on-screen pre-feature program. We offer guests access to movie times, the ability to buy their tickets and reserve their seats in advance and purchase gift cards at our website www.cinemark.com and via our smart phone and tablet applications. Customers can subscribe to our emails and push notifications to receive information about current and upcoming films at their preferred Cinemark theatre(s), including details about upcoming XD movies, advanced ticket sales, screenings, special events, concerts, live broadcasts, contests, promotions, and our latest concessions and merchandise offerings. We partner with film distributors on a regular basis to promote upcoming films through local, regional and national programs that are exclusive to our theatres.

We interact with guests every day on social media platforms, such as Instagram, Facebook, and Twitter.  Through social media, we provide relevant information, quick access to advanced ticketing information and upcoming movies and events, as well as to respond to guest feedback. Guests can also utilize social media to ask questions regarding their local Cinemark theatre offerings, movie-related information or to provide suggestions.

We launched a subscription membership program for our domestic circuit in December 2017 named Movie Club.  Movie Club offers guests a standard ticket credit, member-pricing for a companion ticket and concession and other transaction discounts for a monthly fixed price.  Movie Club is a unique option to reward our loyal guests and allows us to stay informed of our frequent guests’ preferences.

We offer a free domestic loyalty program to our guests, named Movie Fan. Movie Fan allows our guests to earn one point for every dollar they spend.  Points can then be redeemed for tickets, concession items and discounts, as well as unique and limited-edition rewards that relate to films currently playing in our theatres.

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

Corporate Operations

Our worldwide headquarters, referred to as the Cinemark Service Centre, or CSC, is located in Plano, Texas. Personnel at the CSC provide oversight and support for our domestic and international theatres, and includes our executive team and department heads in charge of film licensing, food and beverage, theatre operations, theatre construction and maintenance, real estate, human resources, marketing, legal, finance, accounting, tax and information technology. Our U.S. operations are comprised of twenty regions, each of which is headed by a regional vice president. We have nine regional offices in Latin America responsible for the local management of theatres in fifteen countries (Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala and Curacao are managed out of one Central American regional office). Each regional office is headed by a general manager or a member of our international management team with additional personnel responsible for film licensing, marketing, human resources, information technology, operations and finance. We have divisional chief financial officers in Brazil and Argentina and a regional chief financial officer located in Chile that oversees Chile, Bolivia and Paraguay.

Human Capital

Our business is seasonal and therefore, our headcount can vary throughout the year depending on the timing and success of movie releases. While we do not have unionized employees within our domestic employee base, some of our international locations are subject to union regulations.

At the time we temporarily closed our theatres in March 2020 due to the COVID-19 pandemic, we had approximately 18,000 employees in the U.S and approximately 10,500 employees in our international markets.  In response to the swift and significant impacts of the COVID-19 pandemic on our business, we undertook a number of operational measures, which included temporary and permanent reductions of personnel. Our focus upon the reopening of our theatres was to re-hire our hourly team members who were impacted upon closure of our theatres.  We currently have approximately 8,300 employees in the U.S., approximately 30% of whom are full-time employees and 70% of whom are part-time employees. We have approximately 6,300 employees in our international markets, approximately 80% of whom are full-time employees and approximately 20% of whom are part-time employees.

The COVID-19 pandemic continues to impact the lives of our employees and we have taken steps to help protect their health and safety and maintain business continuity. A vast majority of our CSC employees continue to work remotely, which we expect will continue over the near term. The health and safety of our employees, guests and communities is a top priority.  As such, we established stringent, enhanced cleaning and safety protocols at our corporate offices and theatres, including mandatory face covering, physical distance requirements, enhanced cleaning and mandatory temperature screening. We also implemented a COVID-19 hotline to report positive COVID-19 tests. As part of that reporting process, we developed a robust contact tracing program to quickly identify team members who may have been in close contact with the infected individual.

In our Mission, Vision and Values Statement, our employees form the core of our Cinemark Values, or our Values. We strive to (i) act with honesty and integrity, respect and care for each other, our guests, communities and partners, (ii) provide a safe environment for our employees and guests, (ii) be the best in what we do and (iv) empower our people to make decisions and take responsibility. Guided by our Values, we are committed to creating a company where everyone is included and respected, and where we support each other in reaching our full potential. We take pride in the fact that many of our employees, including executive management, international general managers and field employees, have significant tenure with the Company. A vast majority of our field employees who were hired as we started reopening our theatres were employed by us prior to the pandemic.

We seek to be an equitable, diverse and inclusive company. We are committed to diverse representation across all levels of our workforce to reflect the vibrant and thriving diversity of the communities in which we live and work. As part of our ongoing commitment to a diverse and inclusive workforce, we support employee-driven support groups or Employee Resource Groups, or ERGs. The ERGs are open to all employees in the CSC and the Technology Operations Presentation, or TOP, Center and are based on employee interests such as work life balance, PRIDE, environmental, faith-based and cross-cultural. These groups help foster inclusion among all teammates, build awareness, recruit and retain a diverse workforce necessary for the Company to successfully operate in a global, multicultural, and evolving business environment.

To attract and retain the most qualified talent, we offer competitive benefits, including market-competitive compensation, healthcare, paid time off, parental leave and a 401(k) retirement savings and investment plan with generous Company matching. We support the continuous development of professional, technical and leadership skills of our employees by offering tuition assistance, skills development courses through partnerships with leading educational institutions, and leadership development and training both generally and as part of our diversity and inclusion initiatives.  Employees are encouraged to provide feedback about their experience through periodic employee engagement surveys. These voluntary surveys provide overall and department-specific reports and enables us to improve employee experience and culture. We aspire to provide a safe, open and accountable work environment for our employees. We provide a hotline for all employees to report workplace concerns and violations. We address such concerns and take appropriate actions that uphold our Values.

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

As a result of the COVID-19 pandemic, we are subject to various cleaning, health and safety protocols, capacity restrictions and curfews, which can vary at the city, county and state level.

Financial Information About Geographic Areas

We currently have operations in the U.S., Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao, and Paraguay, which are reflected in the consolidated financial statements. See Note 21 to our consolidated financial statements for segment information and financial information by geographic area.

Item 1A. Risk Factors

An investment in our common stock or debt securities involves risks and uncertainties and our actual results and future trends may differ materially from our past or projected future performance. We urge investors to consider carefully the risk factors described below in evaluating the information contained in this report.

Risks  Related to the COVID-19 Pandemic

The COVID-19 pandemic has disrupted and is expected to continue to disrupt our industry and our business and could continue to materially affect our financial condition, liquidity, cash flows, results of operations and ability to service our existing and future indebtedness, for an extended period of time.

The outbreak of the COVID-19 pandemic has disrupted, and we expect it will continue to disrupt, our industry and our business for an extended period of time. While we have reopened 217 of our domestic theatres and 129 of our international theatres as of December 31, 2020, our business, results of operations, liquidity, cash flows and financial condition continue to be severely impacted by the COVID-19 pandemic. One of the key factors that has materially affected our business is the availability of new films for exhibition at our theatres. Due to the COVID-19 pandemic, production of films has been temporarily halted or delayed and new film releases have been postponed, resulting in a drastic reduction in the volume of new films available for theatrical exhibition. Even when new films are available, studios have reduced the window for video and digital releases or have released directly to alternative film distribution channels such as streaming services and bypassed a theatrical release.

In addition to the impact on film product availability for theatrical exhibition, governmental restrictions such as limitations on capacity and food and beverage sales continue to impact our results of operations, liquidity and cash flows. As the COVID-19 pandemic continues to develop, there could be additional federal, state or local responses that further restrict in-person gathering and/or movement of guests or otherwise impact our business.  Even as restrictions are lifted, consumers may not be comfortable gathering in a large group or within a closed space for a few hours at a time.

We cannot predict when the effects of the COVID-19 pandemic will subside, whether the response to contain or mitigate the COVID-19 pandemic through the development and availability of effective treatments and vaccines, including the vaccines recently approved by the FDA for emergency use in the U.S., will be successful or if business will return to normal levels of operation. The longer and more severe the pandemic, including repeat or cyclical outbreaks, the more severe the adverse effects will be on our business, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness.

The outbreak of COVID-19 has also significantly increased economic and demand uncertainty. It is likely that the current outbreak or continued spread of COVID-19 will cause an economic slowdown, and it is possible that it could cause a global recession. For additional information on risks related to a slowdown or recession, see “—Other General Risks—General political, social, health and economic conditions can adversely affect our attendance.”

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

Risks  Related to Our Business and Operations

Our business depends on film production and performance.

Our business depends on both the availability of suitable films for exhibition in our theatres and the success of those films in our markets. Reduced volume of film releases, poor performance of films, the disruption in the production of films due to events such as a strike by directors, writers or actors, a reduction in financing options for the film distributors, or a reduction in the production and marketing efforts of the film distributors to make and promote their films could have an adverse effect on our business by resulting in fewer patrons and reduced revenues.  During 2020, we saw a significant reduction in the quantity of films available to exhibit in our theatres.  We expect the quantity of new film releases available for theatrical exhibition to continue to be lower than historical levels during 2021, due to production delays, theatre closures, government restrictions and consumer sentiment, all directly correlating to the status of the COVID-19 pandemic.

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

We rely on the film distributors to supply the films shown in our theatres. The film distribution business is highly concentrated, with five major film distributors accounting for approximately 80% of U.S. box office revenues and 40 of the top 50 grossing films during 2019. Film distributors license films to exhibitors on a theatre-by-theatre and film-by-film basis. Consequently, we cannot guarantee a supply of films by entering into long-term arrangements with major distributors. We are therefore required to negotiate licenses for each film and for each theatre. A deterioration in our relationship with any of the major film distributors could adversely affect our ability to obtain commercially successful films and to negotiate favorable licensing terms for such films, both of which could adversely affect our business and operating results.

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

Our results of operations may be impacted by the shrinking, or elimination of, video and digital release windows.

The average video and digital release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is available for DVD, has been approximately 90 days and digital purchase for ownership (also known as electronic sell-through) has been approximately 74 days for the past several years. During the COVID-19 pandemic, certain studios have adopted strategies that reduced, or in some cases eliminated, the release windows.  Warner Brothers announced that its entire film slate for 2021 will move to simultaneous release in theatres and on HBO Max.  Disney has released movie titles to Disney+ and bypassed theatrical releases altogether and has indicated that some titles will be released simultaneously to theatres and on Disney+.  Other studious may adopt similar strategies due to the COVID-19 pandemic and may lead to permanent changes that shorten or eliminate exclusive theatrical windows.  These practices have significantly impacted our revenues.  If studios continue to reduce or eliminate the windows for certain films even after the industry recovers or, if our patrons continue to choose to wait for an in-home release rather than attend a theatre to view the film, it may continue to adversely impact our business and results of operations, financial condition and cash flows.

Our foreign operations are subject to adverse regulations, economic instability and currency exchange risk.

We have 200 theatres with 1,451 screens in fifteen countries in Latin America. Brazil represented approximately 8.6% of our consolidated 2020 revenues. Governmental regulation of the motion picture industry in foreign markets differs from that in the U.S. Changes in regulations affecting prices and quota systems requiring the exhibition of locally-produced films may adversely affect our international operations. Our international operations are subject to certain political, economic and other uncertainties not encountered by our domestic operations, including risks of severe economic downturns and high inflation. We also face risks of currency fluctuations, hard currency shortages and controls of foreign currency exchange and cash transfers to the U.S., all of which could have an adverse effect on the results of our operations.

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

Risks  Related to Financing and Liquidity

We have substantial long-term lease and debt obligations, which may restrict our ability to fund current and future operations and that restrict our ability to enter into certain transactions.

We have, and will continue to have, significant long-term debt service obligations and long-term lease obligations. As of December 31, 2020, we had $2,527.9 million in long-term debt obligations, $141.0 million in finance lease obligations and $1,346.7 million in long-term operating lease obligations. Our substantial lease and debt obligations pose risk by:

•

requiring us to dedicate a substantial portion of our cash flows to payments on our lease and debt obligations, thereby reducing the availability of our cash flows from operations to fund working capital, capital expenditures, acquisitions and other corporate requirements and to pay dividends;

•	impeding our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and other purposes;
•	subjecting us to the risk of increased sensitivity to interest rate increases on our variable rate debt, including our borrowings under our senior secured credit facility;
•	limiting our ability to invest in innovations in technology and implement new platforms or concepts in our theatres; and
•

making us more vulnerable to adverse economic, market and industry conditions (including the impact of the COVID-19 pandemic), limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to our competitors that have lower debt levels.

Our ability to make scheduled payments of principal and interest with respect to our indebtedness will depend on our ability to generate positive cash flows and on our future financial results. Our ability to generate positive cash flows is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.  Once we recover from the COVID-19 pandemic, we may not be able to generate cash flows at historical levels, or guarantee that future borrowings will be available under our senior secured credit facility, in an amount sufficient to enable us to pay our indebtedness. If our cash flows and capital resources are insufficient to fund our lease and debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to take any of these actions, and these actions may not be successful or permit us to meet our scheduled debt service obligations and these actions may be restricted under the terms of our existing or future debt agreements, including our senior secured credit facility.

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

Our debt currently has a non-investment grade rating, and any rating assigned could be lowered (or outlook thereof could be changed) or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes in our business or industry, including as a result of the COVID-19 pandemic, so warrant. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing. In particular, our access to the capital markets may be impacted, our other funding sources may decrease, the cost of debt may increase as a result of increased interest rates or fees, and we may be required to provide additional credit assurances, including collateral, under certain contracts or arrangements.

Our inability to raise funds necessary to settle conversions of, or to repurchase, the 4.50% Convertible Senior Notes (as defined below), upon a fundamental change as described in the indenture governing the 4.50% Convertible Senior Notes, may lead to defaults under such indenture and under agreements governing our existing or future indebtedness.

If we settle the 4.50% Convertible Senior Notes by cash, or by a combination of cash and shares of our common stock, upon a fundamental change as described in the indenture governing the 4.50% Convertible Senior Notes, we will be required to make cash payments with respect to the 4.50% Convertible Senior Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make purchases of the 4.50% Convertible Senior Notes being surrendered or converted. In addition, our ability to repurchase the 4.50% Convertible Senior Notes or to pay cash upon conversion of the 4.50% Convertible Senior Notes is limited by the agreements governing our existing indebtedness (including the senior secured credit facility) and may also be limited by law, by regulatory authority or by agreements that will govern our future indebtedness. Our failure to repurchase 4.50% Convertible Senior Notes at a time when the repurchase is required by the indenture governing the 4.50% Convertible Senior Notes or to pay cash payable on future conversions of the 4.50% Convertible Senior Notes as required by such indenture would constitute a default under such indenture. A default under the indenture governing the 4.50% Convertible Senior Notes or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness (including the senior secured credit facility and the indentures governing Cinemark USA, Inc.’s senior notes).

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

The 4.50% Convertible Senior Notes Hedge Transactions and Warrant Transactions (each as defined below) may affect the value of our common stock.

In connection with the pricing of the 4.50% Convertible Senior Notes, we entered into Hedge Transactions with, and sold Warrants (as defined below) to, Option Counterparties (as defined below). The Hedge Transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the 4.50% Convertible Senior Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 4.50% Convertible Senior Notes, as the case may be. The Warrants would separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the strike price of any Warrants on the applicable expiration dates unless, subject to the terms of the Warrants, we elect to cash settle the Warrants.  In addition, the Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 4.50% Convertible Senior Notes (and are likely to do so during any observation period related to a conversion of the 4.50% Convertible Senior Notes or following any repurchase of the 4.50% Convertible Senior Notes by us in connection with any fundamental change repurchase date or otherwise). This activity could also cause or avoid an increase or decrease in the market price of our common stock.

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

Our ability to pay dividends is limited by our status as a holding company and the terms of our senior notes indentures and our senior secured credit facility, which restrict our ability to pay dividends and the ability of certain of our subsidiaries to pay dividends, directly or indirectly, to us. Under our debt instruments, we may pay a cash dividend up to a specified amount, provided we have satisfied certain financial covenants in, and are not in default under, our debt instruments. The declaration of future dividends on our common stock, par value $0.001 per share, or Common Stock, will be at the discretion of our board of directors and will depend upon many factors, including our results of operations, financial condition, earnings, capital requirements, limitations in our debt agreements and legal requirements. We suspended our dividend in March 2020 due to the impact of the COVID-19 pandemic and it is uncertain when we will again declare dividends.

Future sales of our common stock may adversely affect the prevailing market price.

Future sales of substantial amounts of our common stock in the open market and the issuance of the shares reserved for future issuance under our incentive plan, in exchange for outstanding warrants, conversion of outstanding 4.500% Convertible Senior Notes, or in connection with acquisitions or other corporate events, will be dilutive to our existing stockholders and could result in a decrease in our stock price. We cannot predict whether substantial amounts of our common stock will be sold in the open market in anticipation of, or following, any divestiture by any of our large stockholders, our directors or executive officers of their shares of common stock. We can also issue shares of our common stock which are authorized but unissued and not reserved for any specific purpose without any action or approval by our stockholders.

We may not be able to generate additional revenues or continue to realize value from our investment in NCM.

As of December 31, 2020, we owned 40,850,068 common units of NCM, which represented an ownership interest in NCM of approximately 25%. We receive monthly theatre access and advertising fees under our Exhibitor Services Agreement with NCM and we are entitled to receive mandatory quarterly distributions of excess cash from NCM.  During the years ended December 31, 2018, 2019 and 2020, the Company received approximately $12.1 million, $13.8 million and $4.7 million in other revenues from NCM, respectively, $22.2 million, $25.9 million and $14.2 million in cash distributions recorded as a reduction of our investment in NCM, respectively, and $15.4 million $12.9 million and $7.0 million in cash distributions in excess of our investment in NCM, respectively. Cinema advertising is a small component of the U.S. advertising market and therefore, NCM competes with larger, more established and well known media platforms such as broadcast radio and television, cable and satellite television, outdoor advertising and Internet portals. In-theatre advertising may not continue to attract advertisers or NCM’s in-theatre advertising format may not continue to be received favorably by theatre patrons. If NCM is unable to continue to generate consistent advertising revenues, its results of operations may be adversely affected and our investment in and distributions and revenues from NCM may be adversely impacted.  NCM revenues and excess cash distributions have been significantly impacted by the COVID-19 pandemic and resulting temporary theatre closures.  Future NCM revenues and excess cash distributions from NCM to the Company will depend on the reopening of theatres and the recovery of the motion picture exhibition industry.

Regulatory Risks

If we do not comply with the ADA and the safe harbor framework included in the consent order we entered into with the Department of Justice, or the DOJ, we could be subject to further litigation. In addition, if we do not comply with local and government restrictions related to the COVID-19 pandemic, we could be subject to fines or forced to close theatres.

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

Certain provisions of our 8.750% secured notes indenture, 4.875% senior notes indenture, our 5.125% senior notes indenture and our senior secured credit facility may have the effect of delaying or preventing future transactions involving a “change of control.” A “change of control” would require us to make an offer to the holders of each of our 8.750% Secured Notes, 4.875% Senior Notes and our 5.125% Senior Notes (each as defined below) to repurchase all of the outstanding notes at a purchase price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest to the date of purchase. A “change of control” would also be an event of default under our senior secured credit facility.

Risks Related to Cybersecurity and Business Disruptions

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

Other General Risks

General political, social, health and economic conditions can adversely affect our attendance.

Our results of operations are dependent on general political, social, health and economic conditions, and the impact of such conditions on our theatre operating costs and on the willingness of consumers to spend money at movie theatres. If consumers’ discretionary income declines during a period of an economic downturn or political uncertainty, our operations could be adversely affected. If theatre operating costs, such as utility costs, increase due to political or economic changes, our results of operations could be adversely affected. Political events, such as terrorist attacks, and health-related pandemics or epidemics, such as flu or other virus outbreaks, could cause people to avoid our theatres or other public places where large crowds are in attendance, which could adversely affect our results of operations. In addition, a natural disaster, such as a hurricane or an earthquake, could impact our ability to operate certain of our theatres, which could adversely affect our results of operations.

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

We own and operate a large number of theatres and other properties within the U.S. and internationally, which may be subject to various foreign, federal, state and local laws and regulations relating to the protection of the environment or human health. Such environmental laws and regulations include those that impose liability for the investigation and remediation of spills or releases of hazardous materials. We may incur such liability, including for any currently or formerly owned, leased or operated property, or for any site, to which we may have disposed, or arranged for the disposal of, hazardous materials or wastes. Certain of these laws and regulations may impose liability, including joint and several liability, which can result in a liable party being obliged to pay for greater than its share, regardless of fault or the legality of the original disposal. Environmental conditions relating to our properties or operations could have an adverse effect on our business and results of operations and cash flows.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth a summary of our theatres in U.S. and international markets as of December 31, 2020:

	Leased	Owned
Segment	Theatres	Theatres
U.S.	288	43
International	200	—
Total	488	43

See Item 1, Business – Theatre Operations, for a summary of the geographic locations for our U.S. and international theatre circuit as of December 31, 2020.

The Company conducts a significant part of its theatre operations in leased properties under noncancelable operating and finance leases with base terms generally ranging from 10 to 25 years. In addition to fixed lease payments, some of the leases provide for variable lease payments and some require the payment of taxes, insurance and other costs applicable to the property. Variable lease payments include payments based on a percentage of retail sales over defined thresholds or payments adjusted periodically for inflation or changes in attendance. The Company can renew, at its option, a substantial portion of the leases at defined or then market rental rates for various periods.  Some leases also provide for escalating rent payments throughout the lease term. See Note 4 to our consolidated financial statements for further discussion of our property leases.

In addition to our theatre properties, we currently own an office building in Plano, Texas, which is our worldwide headquarters. We lease office space in Frisco, Texas for our theatre technology support team and a warehouse in McKinney, TX.  We also lease office space in seven regions in Latin America for our local management teams .

Item 3. Legal Proceedings

For a discussion of contingencies related to legal proceedings, see Note 20 to our consolidated financial statements, which is hereby incorporated by reference.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common equity consists of common stock, which has traded on the New York Stock Exchange since April 24, 2007 under the symbol “CNK."

Holders of Common Stock

As of December 31, 2020, there were 227 holders of record of the Company’s common stock and there were no other classes of stock issued and outstanding.

Dividend Policy

We, at the discretion of the board of directors and subject to applicable law, may pay regular quarterly dividends on our common stock. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. In March 2020, our board of directors suspended our dividend policy.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources – Financing Activities for a discussion of dividend restrictions under our debt agreements.

See Note 7 to our consolidated financial statements for a detail of dividends paid during the years ended December 31, 2018, 2019 and 2020.

Performance Graph

The performance graph is incorporated by reference to the Company’s proxy statement for its annual stockholders meeting to be held on May 20, 2021 and to be filed with the SEC within 120 days after December 31, 2020.

Item 6. Selected Financial Data

The following table provides our selected consolidated financial and operating data for the periods and at the dates indicated for each of the five most recent years ended December 31, 2020. You should read the selected consolidated financial and operating data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes appearing elsewhere in this report.  We adopted ASC Topic 606, Revenue Recognition, effective January 1, 2018 (see Note 5 to our consolidated financial statements for related disclosures).  We adopted ASC Topic 842, Leases, effective January 1, 2019 (see Note 4 to our consolidated financial statements for related disclosures).

	Year Ended December 31,
	2016	2017	2018	2019	2020
Statement of Income Data:	(Dollars in thousands, except per share data)
Revenues:
Admissions	$1,789,137	$1,794,982	$1,834,173	$1,805,321	$356,508
Concession	990,103	1,038,788	1,108,793	1,161,083	231,046
Other	139,525	157,777	278,769	316,695	98,756
Total revenues	2,918,765	2,991,547	3,221,735	3,283,099	686,310
Film rentals and advertising	962,655	966,510	999,755	1,003,832	186,810
Concession supplies	154,469	166,320	180,974	206,441	48,647
Salaries and wages	325,765	354,510	383,860	410,086	145,031
Facility lease expense	321,294	328,197	323,316	346,094	279,764
Utilities and other	355,926	355,041	448,070	474,711	229,505
General and administrative expenses	143,355	153,278	165,173	173,384	127,599
Depreciation and amortization	209,071	237,513	261,162	261,155	259,776
Impairment of long-lived assets	2,836	15,084	32,372	57,001	152,706
Restructuring charges	—	—	—	—	20,369
(Gain) loss on disposal of assets and other	20,459	22,812	38,702	12,008	(8,923)
Total cost of operations	$2,495,830	$2,599,265	$2,833,384	$2,944,712	$1,441,284
Operating income (loss)	$422,935	$392,282	$388,351	$338,387	$(754,974)
Interest expense	$108,313	$105,918	$109,994	$99,941	$129,871
Net income (loss)	$256,827	$266,019	$215,305	$193,848	$(617,948)
Net income (loss) attributable to Cinemark Holdings, Inc.	$255,091	$264,180	$213,827	$191,386	$(616,828)
Net income (loss) attributable to Cinemark Holdings, Inc. per share:
Basic	$2.19	$2.26	$1.83	$1.63	$(5.25)
Diluted	$2.19	$2.26	$1.83	$1.63	$(5.25)
Cash dividends declared per common share	$1.08	$1.16	$1.28	$1.36	$0.36

	Year Ended December 31,
	2016	2017	2018	2019	2020
	(Dollars in thousands)
Other Financial Data:
Cash flow provided by (used for):
Operating activities	$462,910	$528,998	$556,915	$561,995	$(330,098)
Investing activities	(327,769)	(410,476)	(451,370)	(310,642)	(83,366)
Financing activities	(163,711)	(158,008)	(192,648)	(186,506)	584,408
Capital expenditures	(326,908)	(380,862)	(346,073)	(303,627)	(83,930)

	As of December 31,
	2016	2017	2018	2019	2020
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$561,235	$522,547	$426,222	$488,313	$655,338
Theatre properties and equipment, net	1,704,536	1,828,054	1,833,133	1,735,247	1,615,062
Total assets	4,306,633	4,470,893	4,481,838	5,828,017	5,562,922
Total long-term debt, including current portion, net of unamortized debt discounts and debt issue costs	1,788,112	1,787,480	1,780,611	1,777,937	2,395,218
Equity	1,272,960	1,405,688	1,408,570	1,448,322	798,969

	Year Ended December 31,
Operating Data:	2016	2017	2018	2019	2020
United States
Theatres operated (at period end)	339	339	341	345	331
Screens operated (at period end)	4,559	4,561	4,586	4,645	4,507
Total attendance (in 000s)	182,660	174,432	185,268	176,162	34,938
International
Theatres operated (at period end)	187	194	205	209	200
Screens operated (at period end)	1,344	1,398	1,462	1,487	1,451
Total attendance (in 000s)	104,581	102,584	96,847	103,409	19,368
Worldwide
Theatres operated (at period end)	526	533	546	554	531
Screens operated (at period end)	5,903	5,959	6,048	6,132	5,958
Total attendance (in 000s)	287,241	277,016	282,115	279,571	54,306

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes included in this report. This discussion may contain forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties and risk associated with these statements.  Discussion regarding our financial condition and results of operations for 2019 compared to 2018 is included in Item 7 of our 2019 Annual Report on Form 10-K filed February 21, 2020.

Overview

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. As of December 31, 2020, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 21 to our consolidated financial statements.

Recent Developments

The outbreak of the COVID-19 pandemic has had an unprecedented impact on the world and our industry. As a movie exhibitor that operates spaces where patrons gather in close proximity, we have been, and continue to be, significantly impacted by COVID-19. At the initial outbreak of the COVID-19 pandemic, to comply with government mandates, we temporarily closed all of our theatres in the U.S. and Latin America effective March 17, 2020 and March 18, 2020, respectively. In conjunction with the temporary closure of our theatres in March 2020, we implemented temporary personnel and salary reductions, limited non-essential operating and capital expenditures, and negotiated modified timing and/or abatement of contractual payments with landlords and other major suppliers until our theatres reopened.  In addition, we suspended our quarterly dividend.

As of December 31, 2020, we had reopened 217 of our domestic theatres and 129 of our international theatres showing a limited volume of new releases along with library content during reduced operating hours with limited capacities.  While some staffing has been brought back to support theatre reopenings, we continue operating with reduced staffing and limiting capital expenditures to essential activities and projects.  Government restrictions also continue to fluctuate with the status of the virus, impacting our reopening plans.  We continue to work with landlords and other vendors on modified contractual payment terms while we continue to navigate through the impact of the COVID-19 pandemic and seek to recover a routine level of operations.

Our focus on maintaining a strong balance sheet and low leverage allowed us to enter the global COVID-19 pandemic in a solid financial position. Based on our current estimates of recovery, we believe we have and will generate sufficient cash to sustain operations. Nonetheless, the COVID-19 pandemic has had, and continues to have, adverse effects on our business, results of operations, cash flows, financial condition, access to credit markets and ability to service existing  and future indebtedness, some of which are significant.

We have elected to take advantage of certain tax-related benefits available under the Coronavirus Aid, Relief, and Economic Security Act of 2020, or the CARES Act signed into U.S. federal law on March 27, 2020. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss, or NOL, utilization and carryback periods, modifications to the net interest deduction limitations and a technical correction to the 2017 Tax Cuts and Jobs Act, which makes certain qualified improvement property eligible for bonus depreciation. In accordance with the provisions of the CARES Act, we have deferred payment of certain employer payroll taxes for 2020 and have recorded payroll tax credits for expenses related to paying wages and health benefits to employees who were not working as a result of closures and reduced receipts associated with the COVID-19 pandemic.  See additional discussion at Note 3 and Note 19 to our consolidated financial statements.

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

Films released during the year ended December 31, 2020 included Bad Boys for Life, Sonic the Hedgehog, Birds of Prey, Dolittle, The Invisible Man and The Call of the Wild.   The carryover of late 2019 releases such as 1917, Jumanji:  The Next Level and Star Wars:  The Rise of Skywalker also contributed to industry box office during early 2020.  Due to the temporary closure of many theatres since March, movie studios delayed the release of many films originally planned for 2020 or released them directly on streaming platforms or, in some instances, simultaneously with theatrical release.  Upon reopening its domestic theatres, the Company offered patrons primarily library content, bringing back many classics to the big screen.  As more theatres reopened and safety protocols were implemented, studios began releasing new content, which included Wonder Woman 1984, Tenet, The Croods: A New Age, The New Mutants, Unhinged, The War with Grandpa and Honest Thief.

Currently, films scheduled for release in 2021 include the sequel to Marvel’s Spider-man Far From Home, Top Gun Maverick, Black Widow, F9, Luca, Eternals, Mission: Impossible 7, No Time to Die, Cruella, and Minions:  The Rise of Gru, among others.  As the industry navigates the continued impact of the COVID-19 pandemic and resulting various regulations and restrictions, film release schedules may continue to change.

Film rental costs are variable in nature and fluctuate with our admissions revenues. Film rental costs as a percentage of revenues are generally higher for periods in which more blockbuster films are released. The Company also receives virtual print fees from studios for certain of its international locations, which are included as a contra-expense in film rentals and advertising costs; however, these costs are expected to be fully recovered during 2021.  Advertising costs, which are expensed as incurred, are primarily related to campaigns for new and remodeled theatres, loyalty and membership programs and brand advertising that vary depending on the timing of such campaigns.

Concession supplies expense is variable in nature and fluctuates with our concession revenues and product mix. We negotiate prices for concession supplies directly with concession vendors and manufacturers to obtain volume rates.

Although salaries and wages include a fixed cost component (i.e. the minimum staffing costs to operate a theatre facility during non-peak periods), salaries and wages tend to move in relation to revenues as theatre staffing is adjusted to respond to changes in attendance. Staffing levels may vary based on the amenities offered at a location, such as full service restaurants, bars or expanded food and beverage options.  In certain locations, staffing levels are also subject to local regulations.

Facility lease expense is primarily a fixed cost at the theatre level as most of our facility leases require a fixed monthly minimum rent payment. Certain leases are subject to percentage rent only, while others are subject to percentage rent in addition to their fixed monthly rent if a target annual performance level is achieved. Facility lease expense as a percentage of revenues is also affected by the number of theatres under operating leases, the number of theatres under finance leases and the number of owned theatres.

Utilities and other costs include both fixed and variable costs and primarily consist of utilities, property taxes, janitorial costs, credit card fees, third party ticket sales commissions, repairs and maintenance expenses, security services and expenses for the maintenance and monitoring of projection and sound equipment.

General and administrative expenses are primarily fixed in nature and consist of the costs to support the overall management of the Company.  Fixed expenses include salaries and wages and benefit costs for our corporate office personnel, facility expenses for our corporate and other offices, software maintenance costs and audit fees.  Some variable expenses may include incentive compensation, consulting and legal fees, supplies and other costs that are not specifically associated with the operations of our theatres.

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

Revenue and Expense Recognition

Our patrons have the option to purchase movie tickets well in advance of a movie showtime or right before the movie showtime, or at any point in between those two timeframes depending on when tickets are put on sale and seat availability.  We recognize such admissions revenues when the showtime for a purchased movie ticket has passed.  Concession revenues are recognized when products are sold to the consumer, or if pre-ordered, after the associated pick-up date has passed.  Other revenues primarily consist of screen advertising and screen rental revenues, promotional income, studio trailer placements and transactional fees. We sell gift cards and discount ticket vouchers, the proceeds from which are recorded as deferred revenues.  Deferred revenues for gift cards and discount ticket vouchers are recognized when they are redeemed for movie tickets or concession items.  We offer a subscription program in the U.S. whereby patrons can pay a monthly fee to receive a monthly credit for use towards a future movie ticket purchase.  We record the monthly subscription program fees as deferred revenues and record admissions revenues when the showtime for a movie ticket purchased with a credit has passed.  We have loyalty programs in the U.S. and many of our international locations that either have a prepaid annual membership fee or award points to customers as purchases are made.  For those loyalty programs that have an annual membership fee, we recognize the fee collected as other revenues on a straight-line basis over the term of the membership.  For those loyalty programs that award points to customers based on their purchases, we record a portion of the original transaction proceeds as deferred revenues based on the number of reward points issued to customers and we recognize the deferred revenues when the customer redeems such points.  The value of loyalty points issued is based on the estimated fair value of the rewards offered.  We record breakage revenue on gift cards and discount ticket vouchers based on redemption activity and historical experience with unused balances.  We generally record breakage revenue upon the expiration of loyalty points and subscription credits.  Advances collected on concession and other contracts are deferred and recognized during the period in which we satisfy the related performance obligations, which may differ from the period in which the advances are collected. These advances are recognized on either a straight-line basis over the term of the contracts or as we meet our performance obligations in accordance with the terms of the contracts.

Film rental costs are subject to the film licensing arrangement and accrued based on the applicable box office receipts and either; 1) a sliding scale formula, which is generally established prior to the opening of the film, 2) firm terms or 3) estimates of the final settlement rate, which occurs at the conclusion of the film run. Under a sliding scale formula, we pay a percentage of box office revenues using a pre-determined matrix that is based upon box office performance of the film for its full run. Under a firm terms formula, we pay the distributor a percentage of box office receipts, which reflects either an aggregate rate for the life of the film or rates that decline over the term of the run. The settlement process allows for negotiation of film rental fees upon the conclusion of the film run based upon how the film performs. Estimates are based on the expected success of a film. The success of a film can generally be determined a few weeks after a film is released when the initial box office performance of the film is known. If actual settlements are different than those estimates, film rental costs are adjusted at that time.

Facility lease expense is primarily a fixed cost at the theatre level as most of our facility leases require a fixed monthly minimum rent payment. Certain of our leases are subject to monthly percentage rent only, which is accrued each month based on actual revenues. Certain of our other theatres require payment of percentage rent in addition to fixed monthly rent if an annual target revenue level is achieved. Percentage rent expense is estimated and recorded for these theatres on a monthly basis if the theatre’s historical performance or forecasted performance indicates that the annual target revenue level will be reached. Once annual revenues are known, the timing of which is based on the lease agreement, percentage rent expense is adjusted at that time.

Theatre properties and equipment are depreciated using the straight-line method over their estimated useful lives. In estimating the useful lives of our theatre properties and equipment, we have relied upon our experience with such assets and our historical replacement period. We periodically evaluate these estimates and assumptions and adjust them as necessary. Leasehold improvements for which we pay, and to which we have title, are amortized over the lesser of their useful life or the remaining lease term.

Impairment of Long-Lived Assets

We review long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We also perform a full quantitative impairment evaluation on an annual basis. We assess many factors including the following to determine whether to impair individual theatre assets:

•	actual theatre level cash flows;
•	budgeted or forecast theatre level cash flows;
•	theatre property and equipment carrying values;
•	operating lease right-of-use asset carrying values;
•	amortizing intangible asset carrying values;
•	the age of a recently built theatre;
•	competitive theatres in the marketplace;
•	the impact of recent ticket price changes;
•	the impact of recent theatre remodels or other substantial improvements;
•	available lease renewal options; and
•	other factors considered relevant in our assessment of impairment of individual theatre assets.

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

See further discussion of our impairment evaluation policy at Note 1 of our consolidated financial statements.  See a summary of the impairment evaluations performed during the year ended December 31, 2020 and impairments recorded during the years ended December 31, 2018, 2019 and 2020 at Note 11 to our consolidated financial statements.

Impairment of Goodwill and Intangible Assets

We evaluate goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable.  We evaluate goodwill for impairment at the reporting unit level and we have allocated goodwill to the reporting unit based on an estimate of its relative fair value. Management considers the reporting unit to be each of its twenty regions in the U.S. and seven of its international countries with Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala considered one reporting unit (the Company does not have goodwill recorded for all of its international locations). Under ASC Topic 350, Goodwill, Intangibles and Other, or ASC Topic 350, we may perform a qualitative impairment assessment or a quantitative impairment assessment of our goodwill.

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

See further discussion of our impairment evaluation policy at Note 1 of our consolidated financial statements.  See a summary of the impairment evaluations performed during the year ended December 31, 2020 and impairments recorded during the years ended December 31, 2018, 2019 and 2020 at Note 11 to our consolidated financial statements.

Income Taxes

We use an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not that such assets will be realized. Income taxes are provided on unremitted earnings from foreign subsidiaries unless such earnings are expected to be indefinitely reinvested. Income taxes have also been provided for potential tax assessments. The evaluation of an uncertain tax position is a two-step process. The first step is recognition: We determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position would be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements result in (1) a change in a liability for income taxes payable or (2) a change in an income tax refund receivable, a deferred tax asset or a deferred tax liability or both (1) and (2). We accrue interest and penalties on uncertain tax positions. See Note 19 to our consolidated financial statements for further discussion of income taxes.

Accounting for Investment in National CineMedia, LLC and Related Agreements

We have an investment in NCM. NCM operates a digital in-theatre network in the U.S. for providing cinema advertising and non-film events. Upon joining NCM, we entered into an Exhibitor Services Agreement, or ESA, with NCM pursuant to which NCM provides advertising, promotion and event services to our theatres. On February 13, 2007, National CineMedia, Inc., or NCM Inc., a newly formed entity that serves as a member and the sole manager of NCM, completed an initial public offering of its common stock. In connection with the NCM Inc. initial public offering, we amended our operating agreement and the Exhibitor Services Agreement, or ESA, with NCM and received proceeds related to the modification of the ESA and our sale of certain of shares in NCM. The ESA modification reflected a shift from circuit share expense under the prior Exhibitor Services Agreement, which obligated NCM to pay us a percentage of revenue, to a monthly theatre access fee, which significantly reduced the contractual amounts paid to the Company by NCM. The Company recorded the proceeds related to the ESA modification as deferred revenue. As a result of the proceeds received as part of the NCM, Inc. initial public offering, the Company had a negative basis in its original membership units in NCM (referred to herein as its Tranche 1 Investment). The Company does not recognize undistributed equity in the earnings on its Tranche 1 Investment until NCM's future net earnings, less distributions received, surpass the amount of the excess distribution. The Company recognizes equity in earnings on its Tranche 1 Investment only to the extent it receives cash distributions from NCM. The Company believes that the accounting model provided by ASC 323-10-35-22 for recognition of equity investee losses in excess of an investor's basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

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

See Note 8 to our consolidated financial statements for further discussion of our investment in NCM.

Results of Operations

The following table sets forth, for the periods indicated, the amounts for certain items reflected in our consolidated statements of income along with each of those items as a percentage of revenues.

	Year Ended December 31,
	2018	2019	2020
Operating data (in millions):
Revenues
Admissions	$1,834.2	$1,805.3	$356.5
Concession	1,108.8	1,161.1	231.1
Other	278.8	316.7	98.7
Total revenues	$3,221.8	$3,283.1	$686.3
Cost of operations
Film rentals and advertising	999.8	1,003.8	186.8
Concession supplies	181.0	206.5	48.6
Salaries and wages	383.9	410.1	145.0
Facility lease expense	323.3	346.1	279.8
Utilities and other	448.0	474.7	229.5
General and administrative expenses	165.2	173.4	127.6
Depreciation and amortization	261.2	261.2	259.8
Impairment of long-lived assets	32.4	57.0	152.7
Restructuring costs	—	—	20.4
(Gain) loss on disposal of assets and other	38.7	12.0	(8.9)
Total cost of operations	2,833.5	2,944.8	1,441.3
Operating income (loss)	$388.3	$338.3	$(755.0)

Operating data as a percentage of total revenues:
Revenues
Admissions	56.9%	55.0%	51.9%
Concession	34.4%	35.4%	33.7%
Other	8.7%	9.6%	14.4%
Total revenues	100.0%	100.0%	100.0%
Cost of operations (1)
Film rentals and advertising	54.5%	55.6%	52.4%
Concession supplies	16.3%	17.8%	21.1%
Salaries and wages	11.9%	12.5%	NM
Facility lease expense	10.0%	10.5%	NM
Utilities and other	13.9%	14.5%	NM
General and administrative expenses	5.1%	5.3%	NM
Depreciation and amortization	8.1%	8.0%	NM
Impairment of long-lived assets	1.0%	1.7%	NM
Restructuring costs	—%	—%	NM
(Gain) loss on disposal of assets and other	1.2%	0.4%	NM
Total cost of operations	87.9%	89.7%	NM
Operating income (loss)	12.1%	10.3%	NM
Average screen count (month end average)	5,997	6,072	NM
Revenues per average screen (dollars)	$537,224	$540,695	NM
(1)

All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues. Certain values are considered not meaningful (“NM”) as they are not comparable due to the temporary theatre closures effective March 18, 2020.

Comparison of Years Ended December 31, 2020 and December 31, 2019

All of our domestic and international theatres were temporarily closed effective March 17, 2020 and March 18, 2020, respectively, due to the COVID-19 pandemic.  We began reopening our domestic theatres in June 2020 and operated under a test-and-learn strategy to define training, communication, implementation and execution of enhanced health and safety protocols.  These theatres opened to reduced operating hours with library content and “Welcome Back” pricing for tickets and concession products to encourage patrons to return to the movies.  We began opening our international theatres in August 2020.  As of December 31, 2020, we had 217 domestic theatres and 129 international theatres reopened.  We continue to monitor the status of the COVID-19 pandemic and local government regulations to plan the reopening of our remaining theatres.

Revenues. Total revenues were $686.3 million for 2020 compared to $3,283.1 million for 2019. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency (3)
	2020	2019	% Change	2020	2019	% Change	2020	% Change	2020	2019	% Change
Admissions revenues (1)	$291.6	$1,431.8	(79.6)%	$64.9	$373.5	(82.6)%	$76.5	(79.5)%	$356.5	$1,805.3	(80.3)%
Concession revenues (1)	$189.6	$936.2	(79.7)%	$41.5	$224.9	(81.5)%	$48.1	(78.6)%	$231.1	$1,161.1	(80.1)%
Other revenues (1)(2)	$75.7	$212.9	(64.4)%	$23.0	$103.8	(77.8)%	$28.4	(72.6)%	$98.7	$316.7	(68.8)%
Total revenues (1)(2)	$556.9	$2,580.9	(78.4)%	$129.4	$702.2	(81.6)%	$153.0	(78.2)%	$686.3	$3,283.1	(79.1)%
Attendance (1)	34.9	176.2	(80.2)%	19.4	103.4	(81.2)%			54.3	279.6	(80.6)%
Average ticket price (1)	$8.36	$8.13	2.8%	$3.35	$3.61	(7.2)%	$3.94	9.1%	$6.57	$6.46	1.7%
Concession revenues per patron (1)	$5.43	$5.31	2.3%	$2.14	$2.18	(1.8)%	$2.48	13.8%	$4.26	$4.15	2.7%

(1)

Revenue and attendance amounts in millions. Average ticket price is calculated as admissions revenues divided by attendance. Concession revenues per patron is calculated as concession revenues divided by attendance.

(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 21 to our consolidated financial statements.
(3)

Constant currency revenue amounts, which are non-GAAP measurements, were calculated using the average exchange rates for the corresponding months for 2019. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates from one period to the next can result in meaningful variations in reported results.   We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance without the impact of foreign currency fluctuations.

•

U.S. Admissions, concession and other revenues decreased as a result of the 80.2% decrease in attendance due to our theatres being temporarily closed for an extended period of time beginning March 2020. We began reopening theatres in the U.S. in late June 2020, showing library content and limited new releases with limited capacities and reduced operating hours.  We offered library content at promotional prices, and also offered Private Watch Parties to our patrons at many of our theatres.  We continue to offer a limited menu of concession items in essentially all locations, and at promotional prices for much of the reopening phase.  Average ticket price increased due to price increases and the impact of the deferral of admissions revenues for loyalty points issued, partially offset by the impact of promotional pricing during our reopening period. Concession revenues per patron grew primarily due to incremental sales of traditional concession products, the impact of the deferral of concessions revenues for loyalty points issued and price increases prior to the temporary closure of our theatres, partially offset by the impact of promotional pricing during our reopening period. Other revenues in 2020 primarily included the amortization of NCM screen advertising advances and promotional revenues.

•

International. Admissions, concession and other revenues decreased as a result of the 81.2% decrease in attendance due to our theatres being temporarily closed for an extended period of time beginning March 2020.  We began reopening international theatres in late August 2020, showing library content and limited new releases with limited capacities and reduced operating hours. We offered core concession items at our theatres and also offered take out concession items in certain locations.  Average ticket price and concession revenues per patron decreased, as reported, primarily due to the impact of changes in foreign currency exchange rates in certain countries in which we operate, partially offset by price increases.  Other revenues in 2020 included primarily screen advertising, media and loyalty program revenues.

Cost of Operations. The table below summarizes certain of our theatre operating costs by reportable operating segment (in millions) for the years ended December 31, 2019 and 2020.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2020	2019	2020	2019	Constant Currency 2020 (1)	2020	2019
Film rentals and advertising	$155.3	$819.6	$31.5	$184.2	$37.4	$186.8	$1,003.8
Concession supplies	36.9	156.9	11.7	49.6	14.0	48.6	206.5
Salaries and wages	113.8	331.2	31.2	78.9	38.0	145.0	410.1
Facility lease expense	247.0	259.8	32.8	86.3	38.9	279.8	346.1
Utilities and other	180.3	348.2	49.2	126.5	59.4	229.5	474.7

(1)

Constant currency expense amounts, which are non-GAAP measurements, were calculated using the average exchange rates for the corresponding months for 2019. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance without the impact of foreign currency fluctuations.

•

U.S. Film rentals and advertising costs were 53.3% of admissions revenues for 2020, reflecting both new releases and library content as well as advertising and promotional expenses related to the reopening of our theatres.   Film rentals and advertising costs were 57.2% of admissions revenues for 2019, which reflected a higher concentration of blockbuster films. Concession supplies expense was 19.5% of concession revenues for 2020 compared to 16.8% of concession revenues for 2019. The increase in the concession supplies rate was primarily due to the impact of the disposal of perishable food and expired product as a result of the temporary closure of our theatres, as well as promotional pricing implemented during our reopening period

Salaries and wages decreased to $113.8 million for 2020 from $331.2 million for 2019 primarily due to the temporary closure of all of our U.S. theatres for a portion of the 2020 period, limited operating hours for the reopened theatres and our efforts to streamline our operational processes upon reopening. Facility lease expense decreased to $247.0 million for 2020 from $259.8 million for 2019 primarily due to a decline in percentage rent expense and the impact of theatres that were permanently closed.  Utilities and other costs decreased to $180.3 million for 2020 from $348.2 million for 2019 as many of these costs, such as credit card fees, security, janitorial costs and repairs and maintenance, are variable in nature and were impacted by the temporary closures of our theatres and reduced operating hours of the theatres that were reopened.

•

International. Film rentals and advertising costs were 48.5% of admissions revenues for 2020 compared to 49.3% of admissions revenues, for 2019.  The decrease is due to limited new releases and library content shown in 2020 compared to 2019.  Concession supplies expense was 28.4% of concession revenues for 2020 compared to 22.1% of concession revenues for 2019.  The increase in the concession supplies rate was primarily due to the impact of the disposal of perishable food and expired product as a result of the temporary closure of our theatres.

Salaries and wages decreased to $31.2 million ($38.0 million in constant currency) for 2020 from $78.9 million for 2019. The decrease was due the temporary closure of all of our international theatres on March 18, 2020, some of which began reopening in August, and our efforts to streamline our operational processes upon reopening.  Facility lease expense decreased to $32.8 million (decreased to $38.9 million in constant currency) for 2020 from $86.3 million for 2019.  The decrease was due to lower percentage rent and rent-free periods allowed in certain international locations due to temporary mall closures.   Utilities and other costs decreased to $49.2 million ($59.4 million in constant currency) for 2020 from $126.5 million for 2019 as many of these costs, such as credit card fees, security, janitorial costs and repairs and maintenance, are variable in nature and were impacted by the temporary closure of our theatres and reduced operating hours of the theatres that were reopened.

General and Administrative Expenses. General and administrative expenses decreased to $127.6 million for 2020 from $173.4 million for 2019. The decrease was primarily due to temporary salary reductions and the furlough of a portion of our corporate office personnel for part of 2020, the impact of the 2020 Restructuring Plan (as defined in Note 3 to our consolidated financial statements), which permanently reduced headcount, reduced incentive compensation expense and the impact of changes in foreign currency exchange rates in certain countries in which we operate.

Depreciation and Amortization. Depreciation and amortization expense decreased to $259.8 million for 2020 from $261.2 million for 2019.  The decrease was primarily due to the impact of theatre assets impaired during late 2019 and 2020.  See Note 11 to our consolidated financial statements for discussion of impairment.

Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $152.7 million for 2020 compared to $57.0 million for 2019.  Approximately $60.0 million of the impairment charges recorded in 2020 were primarily a result of the prolonged impact of the COVID pandemic on our operations, as some theatres remained closed and film content shifted into future periods, both of which impact estimated future cash flows for theatres.  In addition, we recorded an impairment of $92.6 million for our investment in NCM due to the NCM, Inc.’s stock price being below our book value per common unit for a prolonged period of time.  Impairment charges for 2019 were specific to theatres that were directly and individually impacted by industry conditions, temporary closures, recovery expectations, increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatres.  See Note 11 to our consolidated financial statements for a summary of impairment recorded.

Restructuring costs. We recorded restructuring costs of $20.4 million during 2020 related to the 2020 Restructuring Plan implemented during 2020 as a result of the COVID-19 pandemic.  See Note 3 to our consolidated financial statements for further discussion.

(Gain) Loss on Disposal of Assets and Other. We recorded a gain on disposal of assets and other of $(8.9) million during 2020 compared to a loss of $12.0 million during 2019.  Activity for 2020 was primarily related to a favorable litigation outcome for a case that was previously accrued and the write-off of previously recorded lease assets and liabilities for terminated and amended lease contracts, partially offset by the retirement of assets related to asset replacements.  Activity for 2019 was primarily due to the retirement of assets related to theatre remodels.

Interest Expense. Interest expense, which includes amortization of debt issue costs, amortization of accumulated losses in swap amendments and accretion of interest on the 4.500% Convertible Senior Notes, was $129.9 million for 2020 compared to $100.0 million for 2019. The increase was primarily due to the issuance of 8.750% Secured Notes on April 20, 2020 and the issuance of 4.500% Convertible Senior Notes on August 21, 2020.  See also Note 13 to our consolidated financial statements for discussion of our long-term debt and our interest rate swap agreements.

Foreign Currency Exchange Loss. We recorded a foreign currency exchange loss of $4.9 million during 2020 and $3.4 million during 2019 primarily related to intercompany transactions and changes in exchange rates from original transaction dates until cash settlement. See Notes 1 and 15 to our consolidated financial statements for discussion of foreign currency translation.

Distributions from NCM. We recorded distributions received from NCM of $7.0 million during 2020 and $12.9 million during 2019, which were in excess of the carrying value of our Tranche 1 Investment. The decrease in distributions from NCM is primarily due to the impact of theatres being temporarily closed as a result of the COVID-19 pandemic as discussed at Note 3 to our consolidated financial statements.  See Note 8 to our consolidated financial statements for discussion of our investment in NCM.

Non-cash Distribution from Other Equity Investee.  We recorded a non-cash distribution of $12.9 million related to digital projectors distributed to us from DCIP during 2020.  See further discussion at Note 9 to our consolidated financial statements.

Interest expense – NCM.  We recorded non-cash interest expense of $23.6 million during 2020 compared to $28.6 million during 2019 related to the significant financing component associated with revenues collected in advance under certain of our agreements with NCM.  See Note 8 to our consolidated financial statements for a summary of all activity with NCM.

Equity in Income (Loss) of Affiliates. We recorded equity in loss of affiliates of $(38.7) million during 2020 and equity in income of affiliates of $41.9 million during 2019. The decrease in equity income (loss) of affiliates is primarily due to the impact of theatres being temporarily closed as a result of the COVID-19 pandemic as discussed at Note 3 to our consolidated financial statements.  See Notes 8 and 9 to our consolidated financial statements for information about our equity investments.

Income Taxes. An income tax benefit of $(309.4) million was recorded for 2020 compared to income tax expense of $79.9 million recorded for 2019. The effective tax rate for 2020 was 33.4% compared to 29.2% for 2019.  On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic.  The CARES Act contains several business tax provisions aimed at stimulating a failing economy.  One of these provisions allows corporate taxpayers to take net operating losses earned in 2018, 2019 and 2020 and carry back those losses five years.  We generated significant net operating losses as a result of the COVID-19 pandemic.  We carried back these losses under the five-year NOL carryback provision which enabled us to benefit from the losses and re-measure certain deferred tax assets and liabilities at the former federal tax rate of 35%.  In 2020, we recorded tax benefits of $187.5 million related to the NOL carryback provision.  We have recorded an income tax receivable of $155.7 million at December 31, 2020 and have received cash tax refunds of $124.2 million during the year ended December 31, 2020.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. Our revenues are generally received in cash prior to the payment of related expenses; therefore, we have an operating “float” and historically have not required traditional working capital financing. However, we temporarily closed all of our theatres during March 2020. As we continue to reopen our theatres to reduced operating hours and limited capacities, we will fund operating expenses with cash on hand and recent additional financing discussed below under Financing Activities.  As discussed in Recent Developments above, based on our current estimates for recovery, we believe that we have and will generate sufficient cash to sustain operations.

Cash provided by (used for) operating activities amounted to $562.0 million and $(330.1) million for the years ended December 31, 2019 and 2020, respectively. The decrease in cash provided by operating activities was primarily a result of the temporary closure of all of our theatres during March 2020.

As discussed in Note 4 to our consolidated financial statements, we negotiated the deferral of rent and other lease-related payments for the second, third and fourth quarters of 2020 with many of our landlords, resulting in approximately $66.2 million in deferred lease payments as of December 31, 2020.  We began to repay previously deferred amounts during 2020, while a majority of the repayments will be made throughout 2021 and 2022.

Investing Activities

Our investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings, remodels and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility.  Cash used for investing activities amounted to $310.6 million and $83.4 million for the years ended December 31, 2019 and 2020, respectively.  The decrease in cash used for investing activities was primarily due to the suspension of non-essential capital expenditures in response to the temporary closure of our theatres.

Capital expenditures for the years ended December 31, 2019 and 2020 were as follows (in millions):

Period	New Theatres	Existing Theatres	Total
Year Ended December 31, 2019	$87.6	$216.0	$303.6
Year Ended December 31, 2020	$25.9	$58.0	$83.9

We operated 531 theatres with 5,958 screens worldwide as of December 31, 2020.  Theatres and screens acquired, built and closed during the year ended December 31, 2020 were as follows:

	January 1, 2020	Built	Closed	December 31, 2020
U.S.
Theatres	345	3	(17)	331
Screens	4,645	28	(166)	4,507

International
Theatres	209	1	(10)	200
Screens	1,487	16	(52)	1,451

Worldwide
Theatres	554	4	(27)	531
Screens	6,132	44	(218)	5,958

As of December 31, 2020, we had the following signed commitments (costs in millions):

	Theatres	Screens	Estimated Cost
Expected to open during 2021
U.S.	3	42	$31.8
International	3	30	15.3
Total during 2021	6	72	47.1

Expected to open subsequent to 2021
U.S.	6	74	50.5
International	7	49	19.0
Total subsequent to 2021	13	123	69.5

Total commitments at December 31, 2020	19	195	$116.6

Actual expenditures for continued theatre development, remodels and acquisitions are subject to change based upon the availability of attractive opportunities.  We plan to fund capital expenditures for our continued development with cash flow from operations, borrowings under our senior secured credit facility, proceeds from debt issuances, sale leaseback transactions and/or sales of excess real estate.

Financing Activities

Cash (used for) provided by financing activities was $(186.5) million and $584.4 million during the years ended December 31, 2019 and 2020, respectively. The increase in cash provided by financing activities was primarily due to the issuance of $250.0 million 8.750% Secured Notes on April 20, 2020, the issuance of $460.0 million 4.500% Convertible Senior Notes on August 21, 2020 and borrowings by certain of our international subsidiaries. In addition, we suspended our dividend in March 2020 due to the temporary closure of our theatres.

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

Long-term debt consisted of the following as of December 31, 2019 and 2020 (in millions):

	As of December 31,
	2019	2020
Cinemark USA, Inc. term loan due 2025	$646.3	639.7
Cinemark USA, Inc. 5.125% senior notes due 2022	400.0	400.0
Cinemark USA, Inc. 4.875% senior notes due 2023	755.0	755.0
Cinemark USA, Inc. 8.750% senior secured notes due 2025	—	250.0
Cinemark Holdings, Inc. 4.500% convertible senior notes due 2025	—	460.0
Other	—	23.2
Total long-term debt	$1,801.3	$2,527.9
Less current portion	6.6	18.1
Subtotal long-term debt, less current portion	$1,794.7	$2,509.8
Less: Debt discounts and debt issuance costs, net of accumulated amortization	23.4	133.0
Long-term debt, less current portion, net of debt issuance costs	$1,771.3	$2,376.8

As of December 31, 2020, we had $100 million in available borrowing capacity on our revolving credit line.

As of December 31, 2020, our long-term debt obligations, scheduled interest payments on long-term debt, future minimum lease obligations under non-cancelable operating and finance leases, deferred rent payments due as a result of amended lease terms, scheduled interest payments under finance leases and other obligations for each period indicated are summarized as follows:

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt (1)	$2,527.9	$18.1	$1,179.4	$1,330.4	$—
Scheduled interest payments on long-term debt (2)	$414.3	122.2	200.4	91.7	—
Operating lease obligations (3)	$1,613.6	268.4	476.8	360.3	508.1
Finance lease obligations (3)	$174.9	22.7	43.2	38.5	70.5
Deferred rent due under amended terms (4)	$66.2	48.4	17.8	—	—
Purchase and other commitments (5)	$137.8	69.7	66.2	1.0	0.9
Liability for uncertain tax positions (6)	$—	—	—	—	—
Total obligations	$4,934.7	$549.5	$1,983.8	$1,821.9	$579.5

(1)	Amounts are presented before adjusting for debt issuance costs.
(2)

Amounts include scheduled interest payments on fixed rate and variable rate debt agreements.  Estimates for the variable rate interest payments were based on interest rates in effect on December 31, 2020. The average interest rates on our fixed rate and variable rate debt were 4.9% and 2.2%, respectively, as of December 31, 2020.

(3)	Amounts include both scheduled principal and interest payments on leases commenced prior to December 31, 2020. See Note 4 to our consolidated financial statements for discussion of lease obligations.
(4)

Amounts due under amended lease terms with landlords where payments due during the year ended December 31, 2020 will be paid in future periods.  See further discussion at Lease Deferrals and Abatements at Note 4 to our consolidated financial statements.

(5)

Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of December 31, 2020, obligations under employment agreements and contractual purchase commitments.

(6)

The contractual obligations table excludes the long-term portion of our liability for uncertain tax positions of $19.2 million because we cannot make a reliable estimate of the timing of the related cash payments.  As of December 31, 2020, there was no amount recorded for short-term uncertain tax provisions on the consolidated balance sheet.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a $700.0 million term loan and a $100.0 million revolving credit line, or the Credit Agreement. Under the amended Credit Agreement, quarterly principal payments of $1.6 million are due on the term loan through December 31, 2024, with a final principal payment of $613.4 million due on March 29, 2025. Cinemark USA, Inc. had $100.0 million available borrowing capacity on the revolving credit line as of December 31, 2020.

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

The dividend restriction contained in the Credit Agreement prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Credit Agreement; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Credit Agreement, and (c) certain other defined amounts, or collectively, the Applicable Amount. As of December 31, 2020, Cinemark USA, Inc. could have distributed up to approximately $2.7 billion to its parent company and sole stockholder, Cinemark Holdings, Inc.

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

On August 21, 2020, in conjunction with the issuance of the 4.500% Convertible Senior Notes discussed below, we further amended the waiver of the leverage covenant through the fiscal quarter ending September 30, 2021.  The amendment also i) modifies the leverage covenant calculation beginning with the calculation for the trailing twelve-month period ended December 31, 2021, ii) for purposes of testing the consolidated net senior secured leverage ratio for the fiscal quarters ending on December 31, 2021, March 31, 2022 and June 30, 2022, permits us to substitute Consolidated EBITDA for the first three fiscal quarters of 2019 in lieu of Consolidated EBITDA for the corresponding fiscal quarters of 2021, (iii) modifies the restrictions imposed by the covenant waiver and (iv) makes such other changes to permit the issuance of the 4.500% Convertible Senior Notes discussed below.

We have four interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the term loan outstanding under the Credit Agreement. See Note 13 to our consolidated financial statements for discussion of the interest rate swaps.

At December 31, 2020, there was $639.7 million outstanding under the term loan and no borrowings were outstanding under the $100.0 million revolving line of credit.  The average interest rate on outstanding term loan borrowings under the Credit Agreement at December 31, 2020 was approximately 3.4% per annum, after giving effect to the interest rate swap agreements.

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

The indenture governing the 4.875% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2020, Cinemark USA, Inc. could have distributed up to approximately $2.8 billion to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture governing the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 4.875% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 4.875% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 4.875% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and the actual ratio as of December 31, 2020 was below zero.

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

The indenture governing the 5.125% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2020, Cinemark USA, Inc. could have distributed up to approximately $2.8 billion to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture governing the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 5.125% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 5.125% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 5.125% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and the actual ratio as of December 31, 2020 was below zero.

Cinemark USA, Inc. may redeem the 5.125% Senior Notes in whole or in part at redemption prices specified in the indenture.

8.750% Secured Notes

On April 20, 2020, Cinemark USA, Inc. issued $250.0 million aggregate principal amount of 8.750% senior secured notes due 2025, or the 8.750% Secured Notes.  The 8.750% Secured Notes will mature on May 1, 2025; provided, however, that if (i) on September 13, 2022, the aggregate outstanding principal amount of the 5.125% Senior Notes that shall not have been purchased, repurchased, redeemed, defeased or otherwise acquired, retired, cancelled or discharged exceeds $50.0 million, the 8.750% Secured Notes will mature on September 14, 2022 and (ii) on February 27, 2023, the aggregate outstanding principal amount of the 4.875% Senior Notes that shall not have been purchased, repurchased, redeemed, defeased or otherwise acquired, retired, cancelled or discharged exceeds $50.0 million, the 8.750% Secured Notes will mature on February 28, 2023. Interest on the 8.750% Secured Notes is payable on May 1 and November 1 of each year, beginning on November 1, 2020.

The 8.750% Secured Notes are fully and unconditionally guaranteed on a joint and several senior basis by certain of Cinemark USA, Inc.’s subsidiaries that guarantee, assume or in any other manner become liable with respect to any of Cinemark USA, Inc.’s or its guarantors’ other debt. If Cinemark USA, Inc. cannot make payments on the 8.750% Secured Notes when they are due, Cinemark USA, Inc.’s guarantors must make them instead. Under certain circumstances, the guarantees may be released without action by, or the consent of, the holders of the 8.750% Secured Notes.

The 8.750% Secured Notes and the guarantees are Cinemark USA, Inc.’s and its guarantors’ senior obligations and are:

•

rank effectively senior in right of payment to Cinemark USA, Inc.’s and its guarantors’ existing and future debt that is not secured by the collateral as described within the indenture governing the 8.750% Secured Notes, or the Collateral, including all obligations under the Credit Agreement, and unsecured obligations, including the existing senior notes, in each case to the extent of the value of the Collateral;

•

rank effectively junior to Cinemark USA, Inc.’s and its guarantors’ existing and future debt secured by assets that are not part of the Collateral to the extent of the value of the collateral securing such debt, including all obligations under the Credit Agreement;

•	otherwise rank equally in right of payment to Cinemark USA, Inc.’s and its guarantors’ existing and future senior debt, including debt under the Credit Agreement and the existing senior notes;
•	rank senior in right of payment to Cinemark USA, Inc.’s and its guarantors’ future subordinated debt; and
•	be structurally subordinated to all existing and future debt and other liabilities of Cinemark USA, Inc.’s non-guarantor subsidiaries.

The indenture governing the 8.750% Secured Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2020, Cinemark USA, Inc. could have distributed up to approximately $3.1 billion to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture governing the 8.750% Secured Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 8.750% Secured Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 8.750% Secured Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 8.750% Secured Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies a coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances.  The required minimum coverage ratio is 2 to 1 and the actual ratio as of December 31, 2020 was below zero.

4.500% Convertible Senior Notes

On August 21, 2020, Cinemark Holdings, Inc. issued $460.0 million 4.500% convertible senior notes, or the 4.500% Convertible Senior Notes.  The 4.500% Convertible Senior Notes will mature on August 15, 2025, unless earlier repurchased or converted.  Interest on the notes is payable on February 15 and August 15 of each year, beginning on February 15, 2021.

Holders of the 4.500% Convertible Senior Notes may convert their 4.500% Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding May 15, 2025 only under the following circumstances: (1) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (2) if we distribute to all or substantially all stockholders (i) rights options or warrants entitling them to purchase shares at a discount to the recent average trading price of our common stock (including due to a stockholder rights plan) or (ii) our assets or securities or rights, options or warrants to purchase the same with a per share value exceeding 10% of the trading price of our common stock, (3) upon the occurrence of specified corporate events as described further in the indenture. Beginning May 15, 2025, holders may convert their 4.500% Convertible Senior Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, or (4) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price (initially $14.35 per share), on each applicable trading day. Upon conversion of the 4.500% Convertible Senior Notes, we will pay or deliver cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

The initial conversion rate is 69.6767 shares of our common stock per one thousand dollars principal amount of the 4.500% Convertible Senior Notes. The conversion rate will be subject to adjustment upon the occurrence of certain events. If a make-whole fundamental change as defined in the indenture occurs prior to the maturity date, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 4.500% Convertible Senior Notes in connection with such make-whole fundamental change.

The 4.500% Convertible Notes are effectively subordinated to any of our, or our subsidiaries’, existing and future secured debt to the extent of the value of the assets securing such indebtedness, including obligations under the Credit Agreement. The 4.500% Convertible Notes are structurally subordinated to all existing and future debt and other liabilities of our subsidiaries, including trade payables and including Cinemark USA’s 5.125% Senior Notes, 4.875% Senior Notes and the 8.750% Secured Notes, or, collectively, Cinemark USA’s senior notes (but excluding all obligations under the Credit Agreement which are guaranteed by Cinemark Holdings, Inc.). The 4.500% Convertible Notes rank equally in right of payment with all of our existing and future unsubordinated debt, including all obligations under the Credit Agreement, which such Credit Agreement is guaranteed by Cinemark Holdings, Inc., and senior in right of payment to any future debt that is expressly subordinated in right of payment to the 4.500% Convertible Senior Notes.  The 4.500% Convertible Notes are not guaranteed by any of Cinemark Holdings, Inc.’s subsidiaries.

In accordance with accounting guidance on debt and equity financing, we bifurcated the gross proceeds from the issuance of 4.500% Convertible Senior Notes and recorded a portion as long-term debt and a portion in equity.  The long-term debt value was based on the fair value of the debt, determined as the present value of principal and interest payments assuming a market interest rate for similar debt that excluded a conversion feature.   The difference between the face value of the 4.500% Convertible Senior Notes and the fair value is referred to as the debt discount, and represents the amount allocated to equity.  The debt discount is being amortized to interest expense at an effective interest rate of 10.0% over the contractual terms of the notes.

Concurrently with the issuance of the 4.500% Convertible Senior Notes, we entered into privately negotiated convertible note hedge transactions, or the Hedge Transactions, with one or more of the initial purchasers of the 4.500% Convertible Senior Notes or their respective affiliates, or the Option Counterparties.  The Hedge Transactions cover the number of shares of our common stock that will initially underlie the aggregate amount of the 4.500% Convertible Senior Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 4.500% Convertible Senior Notes. The Hedge Transactions are generally expected to reduce potential dilution to our common stock upon any conversion of the 4.500% Convertible Senior Notes and/or offset any cash payments we may be required to make in excess of the principal amount of converted 4.500% Convertible Senior  Notes, as the case may be. Concurrently with entering into the Hedge Transactions, we also entered into separate privately negotiated warrant transactions with Option Counterparties, or the Warrant Transactions, whereby we sold to Option

Counterparties warrants to purchase (subject to the net share settlement provisions set forth therein) up to the same number of shares of our common stock, subject to customary anti-dilution adjustments, or the Warrants. The Warrants could separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the strike price of the warrants on the applicable expiration dates unless, subject to the terms of the Warrants, we elect to cash settle the Warrants. The exercise price of the Warrants is initially $22.08 and is subject to certain adjustments under the terms of the warrants.  The Company received $89.4 million in cash proceeds from the sale of Warrants, which were used along with proceeds from the 4.500% Convertible Senior Notes, to pay approximately $142.1 million to enter into the Hedge Transactions.  The tax impact of the conversion option and Warrants amounted to $11.0 million and was recorded in additional paid-in-capital.

Together, the Hedge Transactions and the Warrants are intended to reduce the potential dilution from the conversion of the 4.500% Convertible Senior Notes.  The Hedge Transactions and Warrants are recorded in equity and are not accounted for as derivatives, in accordance with applicable accounting guidance.

Additional Borrowings of International Subsidiaries

During the year ended December 31, 2020, certain of our international subsidiaries borrowed an aggregate of $22.3 million under various local bank loans.  Below is a summary of these loans:

	Loan Amounts
Loan Descriptions	(in USD millions)	Interest Rates	Covenants	Maturity
Colombia (3 loans)	$4.4	3.25% to 5.85% plus variable	Negative and ratio covenants	May 2023 September 2025
Peru loan	$2.9	1.5%	Negative covenants	September 2023
Brazil (3 loans)	$9.0	1.59% to 8.08%	Negative covenants	October 2023 November 2021
Chile loan	$6.0	0.29%	Negative covenants	November 2023

Additionally, we deposited cash into a collateral account to support the issuance of letters of credit to the lenders for certain of the international loans noted above.  The total amount deposited was $13.8 million and is considered restricted cash as of December 31, 2020.

Covenant Compliance

As of December 31, 2020, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

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

Interest Rate Risk

We are currently party to variable rate debt facilities. An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt facilities. At December 31, 2020, there was an aggregate of approximately $62.9 million of variable rate debt outstanding under these facilities, after giving effect to the interest rate swap agreements discussed below. Based on the interest rates in effect on the variable rate debt outstanding at December 31, 2020, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $0.6 million.

The table below provides information about our fixed rate and variable rate long-term debt agreements as of December 31, 2020:

	Expected Maturity for the Twelve-Month Periods Ending December 31,								Average
	(in millions)								Interest
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value	Rate
Fixed rate	$—	$400.0	$755.0	$—	$1,310.0	$—	$2,465.0	$2,593.0	4.9%
Variable rate	18.1	13.1	11.3	6.9	13.5	—	62.9	59.6	2.2%
Total debt (1)	$18.1	$413.1	$766.3	$6.9	$1,323.5	$—	$2,527.9	$2,652.6

(1)	Amounts are presented before adjusting for debt issuance costs and debt discounts.

Interest Rate Swap Agreements

All of our interest rate swap agreements qualify for cash flow hedge accounting.  The fair values of the interest rate swaps are recorded on our consolidated balance sheet as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive loss.  See Note 13 to our consolidated financial statements for further discussion of the interest rate swap agreements.

Below is a summary of our interest rate swap agreements as of December 31, 2020:

Notional
Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date
$ 137.5 million	December 31, 2018	2.122%	1-Month LIBOR	December 31, 2024
$ 175.0 million	December 31, 2018	2.124%	1-Month LIBOR	December 31, 2024
$ 137.5 million	December 31, 2018	2.193%	1-Month LIBOR	December 31, 2024
$ 150.0 million	March 31, 2020	0.570%	1-Month LIBOR	March 31, 2022
$ 600.0 million

Foreign Currency Exchange Rate Risk

We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and interior finish items and other operating supplies used by our international subsidiaries. A majority of the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for the subsidiary, which could impact future results of operations as reported. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our equity ownership in our international subsidiaries as of December 31, 2020, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed, would decrease the aggregate net book value of our investments in our international subsidiaries by approximately $63.6 million and would decrease the aggregate net income of our international subsidiaries for the year ended December 31, 2020 by $14.8 million, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2020, under the supervision and with the participation of our principal executive officer and principal financial officer, we carried out an evaluation required by the Exchange Act of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control framework and processes are designed to provide reasonable assurance to management and the board of directors regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements in accordance with the accounting principles generally accepted in the U.S. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). As a result of this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cinemark Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2020, of the Company and our report dated February 26, 2021, expressed an unqualified opinion on those financial statements and financial statement schedule.

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
February 26, 2021

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference to the Company’s proxy statement for its annual stockholders meeting to be held on May 20, 2021 and to be filed with the SEC within 120 days after December 31, 2020.

Item 11. Executive Compensation

Incorporated by reference to the Company’s proxy statement for its annual stockholders meeting to be held on May 20, 2021 and to be filed with the SEC within 120 days after December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the Company’s proxy statement for its annual stockholders meeting to be held on May 20, 2021 and to be filed with the SEC within 120 days after December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the Company’s proxy statement for its annual stockholders meeting to be held on May 20, 2021 and to be filed with the SEC within 120 days after December 31, 2020.

Item 14. Principal Accounting Fees and Services

Incorporated by reference to the Company’s proxy statement for its annual stockholders meeting to be held on May 20, 2021 and to be filed with the SEC within 120 days after December 31, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of this Report

1.	The financial statement schedules and related data listed in the accompanying Index beginning on page F-1 are filed as a part of this report.
2.	The exhibits listed in the accompanying Index beginning on page 46 are filed as a part of this report.

(b) Exhibits

See the accompanying Index beginning on page 52.

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

4.1	Description of common stock (incorporated by reference to Exhibit 4.1 to the Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 21, 2020).
4.2	Specimen stock certificate of Cinemark Holdings, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to our Registration Statement on Form S-1, File No. 333-140390, filed April 9, 2007).
4.3(a)

Indenture, dated as of December 18, 2012, between Cinemark USA, Inc. and Wells Fargo Bank, N.A. governing the 5.125% senior notes issued thereunder (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed December 20,2012).

4.3(b)

Form of 5.125% senior notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.4(a) above) (incorporated by reference to Exhibit 4.1 to the Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed December 20, 2012).

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

4.6(a)

Indenture, dated as of April 20, 2020, among Cinemark USA, Inc., the Guarantors named therein and Wells Fargo Bank, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401 filed April 20, 2020).

4.6(b)

Form of 8.750% senior secured notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.6(a) above) (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on April 20, 2020).

4.7(a)

Indenture, dated as of August 21, 2020, between Cinemark Holdings, Inc. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401 filed August 24, 2020).

4.7(b)

Form of 4.50% convertible senior notes of Cinemark Holdings, Inc. (contained in the Indenture listed as Exhibit 4.7(a) above) (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on August 24, 2020).

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

Number	Exhibit Title

10.3(a)

Amended and Restated Credit Agreement, dated as of December 18, 2012, among Cinemark USA, Inc., Cinemark Holdings, Inc., the several banks and other financial institutions and entities from time to time parties thereto, Barclays Bank PLC, Deutsche Bank Securities Inc., Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as joint bookrunners, Morgan Stanley Senior Funding, Inc., as syndication agent, Deutsche Bank Securities Inc., Wells Fargo Securities, Inc. and Webster Bank, N.A., as co-documentation agents, and Barclays Bank PLC, as administrative agent. (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed December 20, 2012).

10.3(b)

Second Amendment to the Amended and Restated Credit Agreement, dated as of May 8, 2015, among Cinemark USA, Inc., Cinemark Holdings, Inc., the several banks and other financial institutions and entities from time to time parties thereto, Barclays Bank PLC as administrative agent, Barclays Bank PLC as lead arranger, Barclays, Morgan Stanley Senior Funding, Inc., Deutsche Bank Securities Inc. and Wells Fargo Securities, LLC, as joint bookrunners, J.P.Morgan Securities LLC, Webster Bank, N.A., as co-arrangers (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed May 14, 2015).

10.3 (c)

Third Amendment to the Amended and Restated Credit Agreement, dated as of June 13, 2016, among Cinemark Holdings, Inc., Cinemark USA, Inc., the several banks and other financial institutions party thereto, Barclays Bank PLC, as administrative agent, and the other agents party thereto (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed June 17, 2016).

10.3 (d)

Fourth Amendment to the Amended and Restated Credit Agreement, dated as of December 15, 2016, among Cinemark Holdings, Inc., Cinemark USA, Inc., the several banks and other financial institutions party thereto, Barclays Bank PLC, as administrative agent, and the other agents party thereto (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed December 20, 2016).

10.3 (e)

Fifth Amendment to the Amended and Restated Credit Agreement, dated as of June 16, 2017, among Cinemark Holdings, Inc., Cinemark USA, Inc., the several banks and other financial institutions party thereto, Barclays Bank PLC, as administrative agent, and the other agents party thereto (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed June 20, 2017).

10.3 (f)

Sixth Amendment to the Amended and Restated Credit Agreement, dated as of November 28, 2017, among Cinemark Holdings, Inc., Cinemark USA, Inc., the several banks and other financial institutions party thereto, Barclays Bank PLC, as administrative agent, and the other agents party thereto (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed December 4, 2017).

10.3 (g)

Seventh Amendment to the Amended and Restated Credit Agreement, dated as of March 29, 2018, among Cinemark Holdings, Inc., Cinemark USA, Inc., the several banks and other financial institutions party thereto, Barclays Bank PLC, as administrative agent, and the other agents party thereto (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed April 4, 2018).

10.3(h)

Eighth Amendment and Waiver to the Amended and Restated Credit Agreement, dated as of April 17, 2020, by and among Cinemark Holdings, Inc., Cinemark USA, Inc., the several banks and other financial institutions party thereto, Barclays Bank PLC, as administrative agent, and the other agents party thereto (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401 filed April 20, 2020).

10.3(i)

Amendment to Eighth Amendment and Waiver, dated as of August 21, 2020, by and among Cinemark Holdings, Inc., Cinemark USA, Inc., the several banks and other financial institutions party thereto, and Barclays Bank PLC, as administrative agent, and the other agents party thereto (incorporated by reference to Exhibit 10.2 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401 filed August 24, 2020).

10.3(j)

Guarantee and Collateral Agreement, dated as of October 5, 2006, among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc. and each subsidiary guarantor party thereto (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K, File No. 033-47040, filed by Cinemark USA, Inc. October 12, 2006).

10.3(k)

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

Number	Exhibit Title

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

+10.4(h)

Second Amended and Restated Employment Agreement, dated as of November 18, 2020, between Cinemark Holdings, Inc. and Mark Zoradi (incorporated by reference to Exhibit 10.l to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No.001-33401, filed November 20, 2020).

+10.5(a)

Amended and Rested Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan, dated November 19, 2020 (incorporated by reference to Exhibit 10.l to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No.001-33401, filed November 20, 2020).

+10.5(b)

Form of Stock Option Award Agreement pursuant to the Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-8, File No. 333-218697, filed June 13, 2017).

+10.5(c)

Form of Performance Stock Award Agreement pursuant to the Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 to Cinemark Holdings, Inc.’s Registration Statement on Form S-8, File No. 333-218697, filed June 13, 2017).

+10.5(d)

Form of Restricted Stock Award Agreement pursuant to the Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-8, File No. 333-218697, filed June 13, 2017).

+10.5(e)

Form of Performance Stock Unit Award Certificate pursuant to the Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.6 to Cinemark Holdings, Inc.’s Registration Statement on Form S-8, File No. 333-218697, filed June 13, 2017).

+10.5(f)

Form of Restricted Stock Unit Award Certificate pursuant to the Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.7 to Cinemark Holdings, Inc.’s Registration Statement on Form S-8, File No. 333-218697, filed June 13, 2017).

+10.6(a)

Amended and Rested Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan, dated as of November 19, 2020 (incorporated by reference to Exhibit 10.2 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No.001-33401, filed November 20, 2020).

*+10.6(b)	Form of Restricted Stock Award Agreement pursuant to the Amended and Rested Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan.
*+10.6(c)	Form of Restricted Stock Award Agreement pursuant to the Amended and Rested Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (officer).
*+10.6(d)	Form of Restricted Stock Unit Award Certificate pursuant to the Amended and Rested Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan.
*+10.6(e)	Form of Restricted Stock Unit Award Certificate pursuant to the Amended and Rested Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (officer).
*+10.6(f)	Form of Performance Stock Award Agreement pursuant to the Amended and Rested Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan.
*+10.6(g)	Form of Performance Stock Award Agreement pursuant to the Amended and Rested Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (officer).
*+10.6(h)	Form of Performance Stock Unit Award Certificate pursuant to Amended and Rested the Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan.
*+10.6(i)	Form of Performance Stock Unit Award Certificate pursuant to the Amended and Rested Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (officer).
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

10.10(g)

Sixth Amendment, dated as of March 31, 2020, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century Laguna 16, Elk Grove, CA(incorporated by reference to Exhibit 10.3 of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed June 3, 2020).

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

10.11(g)

Sixth Amendment, dated as of March 31, 2020, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.2 of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed June 3, 2020).

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

Number	Exhibit Title

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

10.14(g)

Sixth Amendment, dated as of March 31, 2020, to Indenture of Lease dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.1 of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed June 3, 2020).

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

10.24(h)

Seventh Amendment, dated as of March 31, 2020, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.1 of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed June 3, 2020).

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

10.32	Form of Call Option Transaction Confirmation (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401 filed August 24, 2020).
10.33	Form of Warrants Confirmation (incorporated by reference to Exhibit 10.2 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401 filed August 24, 2020).
*21	Subsidiaries of Cinemark Holdings, Inc.
*23.1	Consent of Deloitte & Touche LLP.
*31.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
*101

The following financial information from Cinemark Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged as detailed text.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Any management contract, compensatory plan or arrangement.
(P)	Paper filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2021	CINEMARK HOLDINGS, INC

	BY:	/s/ Mark Zoradi
Mark Zoradi
Chief Executive Officer

BY:	/s/ Sean Gamble
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

Name	Title	Date
/s/ Lee Roy Mitchell	Chairman of the Board of Directors and Director	February 26, 2021
Lee Roy Mitchell

/s/ Mark Zoradi	Chief Executive Officer and Director	February 26, 2021
Mark Zoradi	(principal executive officer)

/s/ Sean Gamble	Chief Financial Officer	February 26, 2021
Sean Gamble	(principal financial and accounting officer)

/s/ Darcy Antonellis	Director	February 26, 2021
Darcy Antonellis

/s/ Benjamin D. Chereskin	Director	February 26, 2021
Benjamin D. Chereskin

/s/ Nancy Loewe	Director	February 26, 2021
Nancy Loewe

/s/ Steven Rosenberg	Director	February 26, 2021
Steven Rosenberg

/s/ Enrique F. Senior	Director	February 26, 2021
Enrique F. Senior

/s/ Carlos M. Sepulveda	Director	February 26, 2021
Carlos M. Sepulveda

/s/ Raymond W. Syufy	Director	February 26, 2021
Raymond W. Syufy

/s/ Nina Vaca	Director	February 26, 2021
Nina Vaca

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cinemark Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Long-Lived Assets — Refer to Notes 1 and 11 to the financial statements

Critical Audit Matter Description

The impairment evaluation of long-lived assets is an assessment that begins with the Company’s monitoring of indicators of impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.  Due to the temporary closure of the Company’s theatres effective March 18, 2020 as a result of the COVID-19 pandemic, the Company performed long-lived asset impairment evaluations during each quarter during the year ended December 31, 2020, including full quantitative impairment evaluations during each quarter except the quarter ended June 30, 2020, where the Company performed a qualitative impairment evaluation.  When performing a quantitative impairment assessment, the Company estimates undiscounted cash flows at the theatre level from continuing use through the remainder of the theatre’s useful life.  If the estimated undiscounted cash flows are not sufficient to recover the carrying value of the asset group, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value.  The Company applies significant judgment in estimating the fair value of theatres, based on projected operating performance, recent market transactions and current industry market cash flow multiples. When the estimated fair value is determined to be lower than the carrying value of the asset group, the asset group is written down to its estimated fair value.  For its 2020 impairment assessments, significant management judgment was involved in estimating the impact the COVID-19 pandemic on future cash flows.

We identified the impairment of long-lived assets as a critical audit matter because of the significant judgment required by management to determine estimated undiscounted cash flows. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s cash flow analysis.  Although the carrying value of an individual theatre asset group typically isn’t material, change in the estimated useful life of a theatre, including the likelihood of exercising lease renewal options, and expected future theatre-level cash flows in light of the uncertainty presented from the COVID-19 pandemic could have a significant impact on the amount of any long-lived asset impairment charge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s undiscounted cash flow estimates, including the likelihood of exercising lease renewal options included the following, among others:

•	We tested the effectiveness of the Company’s controls over its long-lived assets and long-lived asset impairment evaluation, including those over the estimation of future undiscounted cash flows.
•	We evaluated management’s ability to forecast future theatre cash flows by:
▪	Comparing management projected cash flow forecasts with:
o	Historical cash flows and results
o	Assessment of likelihood of exercising lease renewal options through inspection of underlying lease agreements and theatre projections used by management in evaluating the renewal option
o	Internal communications to management and the Board of Directors
o	Forecast information included in analyst reports, as well as, industry outlook information from the Company and peer external communications
▪	Performing a sensitivity analysis on the estimated theatre level cash flows to reflect incremental effects of the COVID-19 pandemic and assess their impact on the impairment analysis.
•

With the assistance of our fair value specialists, we evaluated the reasonableness of the market cash flow multiples by testing the source information and the mathematical accuracy of the calculations.   We additionally developed a range of independent estimates and compared these to assumptions used by management.

•	We tested the underlying source information and mathematical accuracy of management’s calculations.

Goodwill Impairment Evaluation - Refer to Notes 1, 10 and 11 to the financial statements

Critical Audit Matter Description

The Company evaluates goodwill for impairment annually or when changes in circumstances that may indicate the carrying value of goodwill may not be fully recoverable, and the evaluation is done at the reporting unit level.  The Company performed a quantitative impairment analysis each quarter during the year ended December 31, 2020 except the quarter ended June 30, 2020, where the Company performed a qualitative impairment analysis.  Under a quantitative analysis, the Company determines fair value or a reporting unit using the market approach, which the Company believes is the most common valuation approach used in the movie exhibition industry, and considers a multiple of cash flows for each reporting unit as the basis for fair value.  The Company also determines the fair value of its reporting units using the income approach to further validate the results of the market approach assessment.  Significant judgment is involved in estimating future theatre-level cash flows and fair value of a reporting unit, in light of the uncertainty presented from the COVID-19 pandemic.

We identified the impairment of goodwill as a critical audit matter because of significant judgments required by management to estimate the fair value of its reporting units. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s cash flow estimates, the selection of cash flow multiples used in the market approach and discount rates and used in the income approach.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of future cash flows (“forecasts”), the selection of cash flow multiples and discount rates for the Company’s reporting units included the following, among others:

•	We tested the effectiveness of the Company’s controls over its goodwill impairment evaluation, including those over the review of forecasts, cash flow multiples and discount rates used.
•	We evaluated management’s ability to forecast future cash flows by:
▪	Comparing management projected cash flow forecasts with:
o	Historical cash flows and results
o	Internal communications to management and the Board of Directors
o	Forecast information included in analyst reports, as well as, industry outlook information from the Company and peer external communications
▪	Performing a sensitivity analysis on the estimated theatre level cash flows to reflect incremental effects of the COVID-19 pandemic and assess their impact on the impairment analysis.
•

With the assistance of our fair value specialists, we evaluated the reasonableness of the cash flow multiples and discount rates by testing the source information and the mathematical accuracy of the calculations.   We additionally developed a range of independent estimates and compared these to those assumptions used by management.

•	We tested the underlying source information and mathematical accuracy of management’s calculations.

Tax planning and restructuring considerations re. COVID-19 and tax relief legislation—Refer to Note 19 to the financial statements

Critical Audit Matter Description

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted in response to the global COVID-19 pandemic.  The CARES Act contains several business tax provisions aimed at stimulating a failing economy.  One of these provisions allows corporate taxpayers to take net operating losses earned in 2018, 2019 and 2020 and carry back those losses five years.  As a result of the impact of the COVID-19 pandemic on the Company’s business, it generated significant net operating losses during the year ended December 31, 2020.  The Company carried back these losses under the five-year net operating loss (“NOL”) carryback provision, which enabled the Company to benefit from these losses and re-measure certain deferred tax assets and liabilities at the former federal tax rate of 35%.

We identified certain tax positions recorded during the current year that generated significant tax losses in 2020 as a critical audit matter because of significant judgments required by management to estimate certain tax deductions and to interpret tax regulation as to the nature and timing of recognition of these deductions.   This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included the following, among others:

•	We tested the effectiveness of controls over income taxes, including those over the evaluation of tax positions taken as a result accounting for the impact of the COVID-19 pandemic and the CARES Act.
•	We evaluated, with the assistance of our tax specialists, the appropriateness of certain underlying tax positions involving significant judgement. Specific considerations included:
▪	Evaluation of certain tax losses with respect to investments in foreign subsidiaries
▪	Assessing tax law and case law regarding the characterization and timing of the deductions
▪	Applying provisions of the CARES Act including assessing its impact on net operating loss carrybacks and considering the realization of tax attributes dislodged or created due to the carrybacks
▪	Evaluation of necessity of recording liabilities associated with federal and state uncertain tax positions
•	We tested the reasonableness of management’s estimates by comparing the estimates to:
▪	Internal forecasts and evaluating whether the information was consistent with evidence obtained in other areas of the audit
▪	Internal communications to management and the Board of Directors
▪	Forecast information included in analyst reports, as well as, industry outlook information from the Company and peer external communications
▪	We tested the underlying source information and mathematical accuracy of the calculations.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 26, 2021

We have served as the Company's auditor since 1988.

PART IV - FINANCIAL INFORMATION

Item 15.  Financial Statement

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2019	2020
Assets
Current assets
Cash and cash equivalents	$488,313	$655,338
Inventories	21,686	12,593
Accounts receivable	83,722	25,265
Current income tax receivable	4,082	165,151
Prepaid expenses and other	37,187	34,400
Total current assets	634,990	892,747
Theatre properties and equipment
Land	105,035	104,190
Buildings	536,037	535,780
Property under finance lease	152,519	147,156
Theatre furniture and equipment	1,337,715	1,425,142
Leasehold interests and improvements	1,216,931	1,190,835
Total	3,348,237	3,403,103
Less: accumulated depreciation and amortization	1,612,990	1,788,041
Theatre properties and equipment, net	1,735,247	1,615,062
Operating lease right-of-use assets, net	1,383,080	1,278,191
Other assets
Goodwill	1,283,371	1,253,840
Intangible assets, net	321,769	314,195
Investment in NCM	265,792	151,962
Investments in affiliates	155,285	23,726
Long-term deferred tax asset	9,369	—
Deferred charges and other assets, net	39,114	33,199
Total other assets	2,074,700	1,776,922
Total assets	$5,828,017	$5,562,922
Liabilities and equity
Current liabilities
Current portion of long-term debt	$6,595	$18,056
Current portion of operating lease obligations	217,406	208,593
Current portion of finance lease obligations	15,432	16,407
Current income tax payable	5,195	5,632
Current liability for uncertain tax positions	13,446	—
Accounts payable	91,607	70,646
Accrued film rentals	93,849	10,668
Accrued payroll	55,227	23,388
Accrued property taxes	34,337	35,586
Accrued other current liabilities (see Note 12)	175,706	217,465
Total current liabilities	708,800	606,441
Long-term liabilities
Long-term debt, less current portion	1,771,342	2,377,162
Operating lease obligations, less current portion	1,223,462	1,138,142
Finance lease obligations, less current portion	141,017	124,609
Long-term deferred tax liability	141,836	79,525
Long-term liability for uncertain tax positions	848	19,225
NCM screen advertising advances	348,354	344,255
Other long-term liabilities	44,036	74,594
Total long-term liabilities	3,670,895	4,157,512
Commitments and contingencies (see Note 20)
Equity
Cinemark Holdings, Inc.'s stockholders' equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 121,863,515 shares issued and 117,151,656 shares outstanding at December 31, 2019 and 123,627,080 shares issued and 118,576,099 shares outstanding at December 31, 2020	122	124
Additional paid-in-capital	1,170,039	1,245,569
Treasury stock, 4,711,859 and 5,050,981 shares, at cost, at December 31, 2019 and December 31, 2020, respectively	(81,567)	(87,004)
Retained earnings	687,332	27,937
Accumulated other comprehensive loss	(340,112)	(398,653)
Total Cinemark Holdings, Inc.'s stockholders' equity	1,435,814	787,973
Noncontrolling interests	12,508	10,996
Total equity	1,448,322	798,969
Total liabilities and equity	$5,828,017	$5,562,922

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(in thousands, except per share data)

	2018	2019	2020
Revenues
Admissions	$1,834,173	$1,805,321	$356,508
Concession	1,108,793	1,161,083	231,046
Other	278,769	316,695	98,756
Total revenues	3,221,735	3,283,099	686,310
Cost of operations
Film rentals and advertising	999,755	1,003,832	186,810
Concession supplies	180,974	206,441	48,647
Salaries and wages	383,860	410,086	145,031
Facility lease expense	323,316	346,094	279,764
Utilities and other	448,070	474,711	229,505
General and administrative expenses	165,173	173,384	127,599
Depreciation and amortization	261,162	261,155	259,776
Impairment of long-lived and other assets	32,372	57,001	152,706
Restructuring costs	—	—	20,369
(Gain) loss on disposal of assets and other	38,702	12,008	(8,923)
Total cost of operations	2,833,384	2,944,712	1,441,284
Operating income (loss)	388,351	338,387	(754,974)
Other income (expense)
Interest expense	(109,994)	(99,941)	(129,871)
Loss on debt amendments and refinancing	(1,484)	—	—
Interest income	10,614	12,589	4,836
Foreign currency exchange loss	(11,660)	(3,394)	(4,865)
Distributions from NCM	15,389	12,873	6,975
Non-cash distributions from other equity investee	—	—	12,915
Interest expense - NCM	(19,724)	(28,624)	(23,595)
Equity in income (loss) of affiliates	39,242	41,870	(38,745)
Total other expense	(77,617)	(64,627)	(172,350)
Income (loss) before income taxes	310,734	273,760	(927,324)
Income taxes	95,429	79,912	(309,376)
Net income (loss)	$215,305	$193,848	$(617,948)
Less: Net income (loss) attributable to noncontrolling interests	1,478	2,462	(1,120)
Net income (loss) attributable to Cinemark Holdings, Inc.	$213,827	$191,386	$(616,828)
Weighted average shares outstanding
Basic	116,054	116,306	116,667
Diluted	116,342	116,606	116,667
Earnings (loss) per share attributable to Cinemark Holdings, Inc.'s common stockholders
Basic	$1.83	$1.63	$(5.25)
Diluted	$1.83	$1.63	$(5.25)

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands)

	2018	2019	2020
Net income (loss)	$215,305	$193,848	$(617,948)
Other comprehensive income (loss), net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes of $1,243, $2,692 and $3,532, net of settlements	(3,851)	(8,210)	(14,320)
Other comprehensive loss in equity method investments	(139)	(142)	—
Foreign currency translation adjustments	(62,253)	(12,753)	(47,592)
Total other comprehensive loss, net of tax	(66,243)	(21,105)	(61,912)
Total comprehensive income (loss), net of tax	149,062	172,743	(679,860)
Comprehensive (income) loss attributable to noncontrolling interests	(1,478)	(2,462)	1,120
Comprehensive income (loss) attributable to Cinemark Holdings, Inc.	$147,584	$170,281	$(678,740)

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(in thousands, except per share amounts)

								Total
							Accumulated	Cinemark
	Common Stock		Treasury Stock		Additional		Other	Holdings, Inc.'s
	Shares		Shares		Paid-in-	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Issued	Amount	Acquired	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance at January 1, 2018	121,001	$121	(4,526)	$(76,354)	$1,141,088	$582,222	$(253,282)	$1,393,795	$11,893	$1,405,688
Cumulative effect of change in accounting principle, net of taxes of $2,267	—	—	—	—	—	(7,021)	—	(7,021)	—	(7,021)
Issuance of restricted stock	329	—	—	—	—	—	—	—	—	—
Issuance of stock upon vesting of restricted stock units	127	—	—	—	—	—	—	—	—	—
Restricted stock forfeitures and stock withholdings related to share based awards that vested during the year ended December 31, 2018	—	—	(100)	(2,905)	—	—	—	(2,905)	—	(2,905)
Share based awards compensation expense	—	—	—	—	14,336	—	—	14,336	—	14,336
Dividends paid to stockholders, $1.28 per share	—	—	—	—	—	(149,492)	—	(149,492)	—	(149,492)
Dividends accrued on unvested restricted stock unit awards	—	—	—	—	—	(624)	—	(624)	—	(624)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(992)	(992)
Net income	—	—	—	—	—	213,827	—	213,827	1,478	215,305
Reclassification of cumulative translation adjustments	—	—	—	—		—	518	518	—	518
Other comprehensive loss	—	—	—	—	—	—	(66,243)	(66,243)	—	(66,243)
Balance at December 31, 2018	121,457	$121	(4,626)	$(79,259)	$1,155,424	$638,912	$(319,007)	$1,396,191	$12,379	$1,408,570
Cumulative effect of change in accounting principle, net of taxes of $6,054	—	—	—	—	—	16,985	—	16,985	—	16,985
Issuance of restricted stock	316	1	—	—	—	—	—	1	—	1
Issuance of stock upon vesting of restricted stock units	91	—	—	—	—	—	—	—	—	—
Restricted stock forfeitures and stock withholdings related to share based awards that vested during the year ended December 31, 2019	—	—	(86)	(2,308)	—	—	—	(2,308)	—	(2,308)
Share based awards compensation expense	—	—	—	—	14,615	—	—	14,615	—	14,615
Dividends paid to stockholders, $1.36 per share	—	—	—	—	—	(159,281)	—	(159,281)	—	(159,281)
Dividends accrued on unvested restricted stock unit awards	—	—	—	—	—	(670)	—	(670)	—	(670)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(2,333)	(2,333)
Net income	—	—	—	—	—	191,386	—	191,386	2,462	193,848
Other comprehensive loss	—	—	—	—	—	—	(21,105)	(21,105)	—	(21,105)
Balance at December 31, 2019	121,864	$122	(4,712)	$(81,567)	$1,170,039	$687,332	$(340,112)	$1,435,814	$12,508	$1,448,322
Issuance of restricted stock	1,555	2	—	—	—	—	—	2	—	2
Issuance of stock upon vesting of restricted stock units	208	—	—	—	—	—	—	—	—	—
Restricted stock forfeitures and stock withholdings related to share based awards that vested during the year ended December 31, 2020	—	—	(340)	(5,437)	—	—	—	(5,437)	—	(5,437)
Share based awards compensation expense ($521 recorded as restructuring costs)	—	—	—	—	19,926	—	—	19,926	—	19,926
Dividends paid to stockholders, $0.36 per share	—	—	—	—	—	(42,311)	—	(42,311)	—	(42,311)
Dividends accrued on unvested restricted stock unit awards	—	—	—	—	—	(256)	—	(256)	—	(256)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(392)	(392)
Net loss	—	—	—	—	—	(616,828)	—	(616,828)	(1,120)	(617,948)
Issuance of convertible senior notes, net of allocated debt issue costs, including tax impact of $10,915	—	—	—	—	108,274	—	—	108,274	—	108,274
Call options purchased	—	—	—	—	(142,094)	—	—	(142,094)	—	(142,094)
Proceeds from issuance of warrants	—	—	—	—	89,424	—	—	89,424	—	89,424
Amortization of accumulated losses for amended swap agreements	—	—	—	—		—	3,371	3,371	—	3,371
Other comprehensive loss	—	—	—	—	—	—	(61,912)	(61,912)	—	(61,912)
Balance at December 31, 2020	123,627	$124	(5,052)	$(87,004)	$1,245,569	$27,937	$(398,653)	$787,973	$10,996	$798,969

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands)

	2018	2019	2020
Operating activities
Net income (loss)	$215,305	$193,848	$(617,948)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation	257,826	256,118	254,987
Amortization of intangible and other assets and favorable/unfavorable leases	3,336	5,037	4,789
Amortization of long-term prepaid rents	2,382	—	—
Amortization of debt issue costs	5,561	5,311	7,332
Non-cash interest accretion on convertible notes	—	—	5,714
Interest accrued on NCM screen advertising advances	—	—	23,595
Amortization of NCM screen advertising advances and other deferred revenues	(21,706)	(13,665)	(31,679)
Amortization of accumulated losses for amended swap agreements	—	—	3,371
Impairment of long-lived and other assets	32,372	57,001	152,706
Share based awards compensation expense	14,336	14,615	19,404
(Gain) loss on disposal of assets and other	38,702	12,008	(8,923)
Loss on debt amendments and refinancing	1,484	—	—
Non-cash rent expense	—	(4,360)	2,357
Deferred lease expenses	(1,320)	—	—
Reclassification of cumulative translation adjustments	518	—	—
Equity in (income) loss of affiliates	(39,242)	(41,870)	38,745
Deferred income tax expenses	23,187	(1,843)	(38,900)
Cash distributions recorded as reduction of equity investment	30,143	53,366	25,430
Non-cash distributions from equity investees	—	—	(12,915)
Changes in other assets and liabilities:
Inventories	(1,813)	(2,367)	9,093
Accounts receivable	(4,584)	11,326	58,457
Income tax receivable	8,442	(794)	(161,069)
Prepaid expenses and other	1,419	(24,013)	2,787
Deferred charges and other assets, net	(6,303)	(8,495)	9,904
Accounts payable and accrued expenses	(11,408)	36,106	(97,273)
Income tax payable	6,670	(6,984)	2,289
Liabilities for uncertain tax positions	(10,066)	341	4,931
Other long-term liabilities	11,674	21,309	12,718
Net cash provided by (used for) operating activities	556,915	561,995	(330,098)
Investing activities
Additions to theatre properties and equipment and other	(346,073)	(303,627)	(83,930)
Proceeds from sale of assets and other	3,920	3,155	614
Acquisitions of theatres in the U.S. and international markets, net of cash acquired	(11,289)	(10,170)	—
Acquisition of NCM common units	(78,393)	—	—
Investment in joint ventures and other, net	(19,535)	—	(50)
Net cash used for investing activities	(451,370)	(310,642)	(83,366)
Financing activities
Dividends paid to stockholders	(149,492)	(159,281)	(42,311)
Payroll taxes paid as a result of restricted stock withholdings	(2,905)	(2,308)	(5,437)
Proceeds from convertible notes issued	—	—	460,000
Proceeds from other borrowings	—	—	272,322
Repayments of long-term debt	(7,984)	(7,984)	(6,691)
Payment of debt issue costs	(5,218)	—	(24,981)
Purchase of convertible note hedges	—	—	(142,094)
Proceeds from warrants issued	—	—	89,424
Fees paid related to debt amendments	(704)	—	—
Payments on finance leases	(25,353)	(14,600)	(15,432)
Other	(992)	(2,333)	(392)
Net cash provided by (used for) financing activities	(192,648)	(186,506)	584,408
Effect of exchange rate changes on cash and cash equivalents	(9,222)	(2,756)	(3,919)
Increase (decrease) in cash and cash equivalents	(96,325)	62,091	167,025
Cash and cash equivalents:
Beginning of period	522,547	426,222	488,313
End of period	$426,222	$488,313	$655,338

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

Cash and Cash Equivalents — Cash and cash equivalents consist of operating funds held in financial institutions, petty cash held by the theatres, highly liquid investments with original maturities of three months or less when purchased and restricted cash. Cash investments are primarily in money market funds, certificates of deposit, commercial paper or other similar funds.  Restricted cash as of December 31, 2020 was $13,847 and was related to cash deposits required to support bank letters of credit issued for bank loans of certain of the Company’s international subsidiaries.  See Note 13 for further discussion.

Accounts Receivable – Accounts receivable, which are recorded at net realizable value, consist primarily of receivables related to screen advertising, screen rental, receivables related to discounted tickets and gift cards sold to third party retail locations, receivables from landlords related to theatre construction projects, rebates earned from the Company’s concession vendors and value-added and other non-income tax receivables.

Inventories — Concession and theatre supplies inventories are stated at the lower of cost (first-in, first-out method) or market.

Theatre Properties and Equipment — Theatre properties and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Category	Useful Life
Buildings on owned land	40 years
Buildings on leased land	Lesser of lease term or useful life
Land and buildings under finance leases (1)	Lesser of lease term or useful life
Theatre furniture and equipment	3 to 15 years
Leasehold improvements	Lesser of lease term or useful life

(1)

Amortization of finance lease assets is included in depreciation and amortization expense on the consolidated statements of income. Accumulated amortization of finance lease assets as of December 31, 2019 and 2020 was $36,384 and $47,961, respectively.

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. The Company also performs a full quantitative impairment evaluation on an annual basis.

The Company may perform a qualitative impairment assessment or a quantitative impairment assessment, as described below:

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

•

Quantitative approach The Company performs a quantitative evaluation at the theatre level using estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life.  Significant judgment, including management’s estimate of future theatre level cash flows for each theatre is involved in estimating fair value.  For its 2020 long-lived asset impairment assessments, significant management judgement was involved in estimating the impact of the temporary closure of its theatres and other impacts of the COVID-19 pandemic.  Fair value is determined based on a multiple of cash flows.  Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy, as defined by FASB ASC Topic 820-10-35, are based on projected operating performance, market transactions and industry trading multiples.

•

Qualitative approach The Company’s qualitative assessment considers relevant market transactions,  industry trading multiples and recent developments that would impact its estimates of future cash flows as compared to its most recent quantitative impairment assessment.

Goodwill and Other Intangible Assets — The Company evaluates goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable.  The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. Management considers the reporting unit to be each of its twenty regions in the U.S. and seven of its international countries with Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala considered one reporting unit (the Company does not have goodwill recorded for all of its international locations). Under ASC Topic 350, Goodwill, Intangibles and Other (“ASC Topic 350”), the Company may perform a qualitative impairment assessment or a quantitative impairment assessment of our goodwill which are described below:

•

Quantitative approach Under a quantitative goodwill impairment analysis, the Company estimates the fair value of each reporting unit and compares it with its carrying value.   Fair value is determined using the market approach, which is the most common valuation approach for the Company’s industry and considers a multiple of cash flows for each reporting unit as the basis for fair value.   For the evaluations performed during the year ended December 31, 2020, the Company also performed its quantitative goodwill impairment analysis using the income approach to further validate the results of the assessment under the market approach. Significant judgment including management’s estimate of future theatre level cash flows for each theatre is involved in estimating fair value of a reporting unit.  For its 2020 goodwill impairment assessments, significant management judgement was involved in estimating the impact of the temporary closure of its theatres and other impacts of the COVID-19 pandemic.   The Company’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on projected operating performance of each reporting unit, relevant market transactions and industry trading multiples.

•

Qualitative approach The Company’s qualitative assessment of goodwill for each reporting unit considers economic and market conditions, industry trading multiples and the impact of recent developments and events on the estimated fair values as determined during its most recent quantitative assessment.

Tradename intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. Under ASC Topic 350, the Company can elect to perform a qualitative or quantitative impairment assessment for our tradename intangible assets as described below:

•

Quantitative approach The Company compares the carrying values of its tradename assets to their estimated fair values.  Fair values are estimated by applying an estimated market royalty rate that could be charged for the use of the tradenames to forecasted future revenues, with an adjustment for the present value of such royalties.  Significant judgment, including management’s estimate of market royalty rates and long-term revenue forecasts, is involved in estimating the tradename fair values.   Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, were based on projected revenue performance and expected industry trends.  For its 2020 tradename impairment assessments, the Company’s estimates also included   considerations for the impact of  the temporary closure of its theatres and impacts of the COVID-19 pandemic.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

•

Qualitative approach The Company’s qualitative assessment considers industry and market conditions and recent developments that may impact the revenues forecasts and other estimates as compared to its most recent quantitative assessment.

The table below summarizes the Company’s intangible assets and the amortization method used for each type of intangible asset:

Intangible Asset	Amortization Method
Goodwill	Indefinite-lived
Tradename	Indefinite-lived and definite-lived. Definite-lived tradename asset has a remaining useful life of approximately six years.
Other intangible assets	Straight-line method over the terms of the underlying agreement or the expected useful life of the intangible asset. The remaining useful lives of these intangible assets range from two to five years.

Lease Accounting — See Note 4 for discussion of the Company’s lease accounting policies.

Deferred Charges — Deferred charges and other assets consist of construction, lease and other deposits, equipment to be placed in service, and other assets of a long-term nature.

Self-Insurance Reserves — In the U.S., the Company is self-insured for general liability claims. For the years ended December 31, 2018, 2019 and 2020, general liability claims were capped at $250, $500 and $500, respectively, per occurrence with an aggregate annual cap of approximately $4,750 for 2018.  There were no annual caps applicable for 2019 and 2020.   For its international locations, the Company is fully insured for general liability claims with little or no deductibles per occurrence.  The Company has a fully-funded deductible workers compensation insurance plan under which the Company is responsible for pre-funding claims and is responsible for claims up to $250 per occurrence, with an annual cap of $5,000 for the years ended December 31, 2018, 2019 and 2020.  The Company is also self-insured for domestic medical claims with a cap of $250 per occurrence for the years ended December 31, 2018, 2019 and 2020. As of December 31, 2019 and 2020, the Company’s self-insurance reserves were $11,577 and $9,034, respectively, and are reflected in accrued other current liabilities on the consolidated balance sheets.

Revenue and Expense Recognition — See Note 5 for discussion of revenue recognition and deferred revenues.

Film rental costs are subject to the film licensing arrangement and accrued based on the applicable box office receipts and either; 1) a sliding scale, which is generally established with the studio prior to the opening of the film, 2) firm terms or 3) estimates of the final settlement rate, which occurs at the conclusion of the film run. Under a sliding scale, the Company pays a percentage of box office revenues using a pre-determined scale that is based upon box office performance of the film for its full run. Under a firm terms formula, the Company pays the distributor a percentage of box office receipts that can either be an aggregate rate for the full run or rates that decline over the term of the run. The settlement process allows for negotiation of film rental fees upon the conclusion of the film run based upon how the film performs. Estimates are based on the expected success of a film. The success of a film can generally be determined a few weeks after a film is released when the initial box office performance of the film is known. If actual settlements are different than those estimates, film rental costs are adjusted at that time.

Accounting for Share Based Awards — The Company measures the cost of employee services received in exchange for an equity award based on the fair value of the award on the date of the grant. The grant date fair value is based on the Company’s stock price on the grant date. Such costs are recognized over the period during which an employee is required to provide service in exchange for the award (which is usually the vesting period). At the time of the grant, the Company also estimates the number of awards that will ultimately be forfeited. See Note 17 for discussion of the Company’s share based awards and related compensation expense.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Income Taxes — The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not that such assets will be realized. Income taxes are provided on unremitted earnings from foreign subsidiaries unless such earnings are expected to be indefinitely reinvested. Income taxes have also been provided for potential tax assessments. The evaluation of an uncertain tax position is a two-step process. The first step is recognition: The Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company should presume that the position would be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements result in (1) a change in a liability for income taxes payable or (2) a change in an income tax refund receivable,  a deferred tax asset or a deferred tax liability or both (1) and (2). The Company accrues interest and penalties on its uncertain tax positions as a component of income tax expense.  See further discussion at Note 19.

Segments — For the years ended December 31, 2018, 2019 and 2020, the Company managed its business under two reportable operating segments, U.S. markets and international markets. See Note 21.

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

Foreign Currency Translations — The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in the consolidated balance sheets in accumulated other comprehensive loss. See Note 15 for a summary of the translation adjustments recorded in accumulated other comprehensive loss for the years ended December 31, 2018, 2019 and 2020. The Company recognizes foreign currency transaction gains and losses when changes in exchange rates impact transactions, other than intercompany transactions of a long-term investment nature, that have been denominated in a currency other than the functional currency.

The Company deemed Argentina to be highly inflationary beginning July 1, 2018.  A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity.  The financial statements of the Company’s Argentina subsidiaries has been remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective beginning July 1, 2018.  See further discussion at Note 15.

Fair Value Measurements — According to authoritative guidance, inputs used in fair value measurements fall into three different categories; Level 1, Level 2 and Level 3. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. See Note 14 for a discussion of our fair value measurements for the years ended December 31, 2018, 2019 and 2020.

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

Interest Rate Swaps – The Company evaluates its interest rate swap agreements, which are designated as cash flow hedges, to determine whether they are highly effective on a quarterly basis in accordance with ASC Topic 815, Derivatives and Hedging.  The fair values of the interest rate swaps are estimated based on future estimated net cash flows considering forecasted interest rates for the terms of the interest rate swap agreements as compared to the fixed interest rates paid under the agreements.  If deemed to be highly effective, fair value estimates are recorded on the consolidated balance sheet as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive loss.  If the swaps are determined to not be highly effective, the gains or losses are recorded in interest expense on the consolidated income statement.  See further discussion at Note 13.

Restructuring Charges – During the year ended December 31, 2020, the Company recorded restructuring charges based on an approved and announced restructuring plan, specifically related to permanent headcount reductions, the permanent closure of underperforming theatres and the write-down of related theatre assets.  The costs of the restructuring actions are accrued based on estimates at the time the plan is formalized, and adjustments are made to restructuring charges based on actual costs incurred.  See further discussion at Note 3.
2.	NEW ACCOUNTING PRONOUNCEMENTS

ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, (“ASU 2019-12”).  The purpose of ASU 2019-12 is to simplify the accounting for income taxes.  The improvements in ASU 2019-12 include removing certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. ASU 2019-12 also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group.  ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within that year.  The amendments in ASU 2019-12 should be applied prospectively.  The Company is evaluating the impact of ASU 2019-12 and does not expect ASU-2019-12 to have a significant impact on its consolidated financial statements.

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU 2020-04”) and ASU 2021-01, Reference Rate Reform (Topic 848): Scope, (“ASU 2021-01”). The purpose of ASU 2020-04 is to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. More specifically, the amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.  The amendments in ASU 2021-01 clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition.  The amendments in ASU 2020-04 and ASU 2021-01 are effective as of March 12, 2020 through December 31, 2022. The Company is evaluating ASU 2020-04 and ASU 2021-01 and their impact on its consolidated financial statements.

ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”).  In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. Also, ASU 2020-06 requires the

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

application of the if-converted method for calculating diluted earnings per share and treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.
3.	IMPACT OF THE COVID-19 PANDEMIC

The outbreak of the COVID-19 pandemic has had an unprecedented impact on the world and the movie exhibition industry. As a movie exhibitor that operates spaces where patrons gather in close proximity, the Company has been, and continues to be, significantly impacted. At the initial outbreak of the COVID-19 pandemic, to comply with government mandates, the Company temporarily closed all of its theatres in the U.S. and Latin America effective March 17, 2020 and March 18, 2020, respectively. In conjunction with the temporary closure of its theatres in March 2020, the Company implemented temporary personnel and salary reductions, limited non-essential operating and capital expenditures, and negotiated modified timing and/or abatement of contractual payments with landlords and other major suppliers until its theatres reopened.  In addition, the Company suspended its quarterly dividend.

As of December 31, 2020, the Company had reopened 217 of its domestic theatres and 129 of its international theatres showing limited volume of new releases along with library content during reduced operating hours with limited capacities.  While some staffing has been brought back to pre-COVID-19 pandemic levels given the theatre reopenings, the Company continues to maintain a temporary reduction in staffing while limiting capital expenditures to essential activities and projects.  Government restrictions also continue to fluctuate with the state of the virus, impacting the Company’s reopening plans.  The Company continues to work with landlords and other vendors on modified contractual payment terms while it continues to navigate through the impact of the COVID-19 pandemic and seek to recover a routine level of operations.  .

Based on its current estimates of recovery, the Company believes it has and will generate sufficient cash to sustain operations.  Nonetheless, the COVID-19 pandemic has had, and continues to have, adverse effects on the Company’s business, results of operations, cash flows and financial condition.

Some of the health and safety protocols that the Company has implemented in its theatres for the safety of its employees, guests and surrounding communities include the following:

•	staggering showtimes and limiting capacities to maximize physical distancing;
•	instituting a seat buffering technology to ensure social distancing within the auditorium;
•	requiring face masks for all guests within the theater, which may only be removed for eating and drinking in the auditoriums;
•	implementing stringent disinfecting and sanitizing protocols and providing ample supplies of hand sanitizer and seat wipes for patrons;
•	delivering an abundant supply of fresh outdoor air, maintaining optimal air circulation and eliminating potential pollutants through filtration;
•	encouraging contactless transactions; and
•	requiring that employees receive special training, participate in wellness check-ins and use personal protective wear, including face masks and gloves.

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

Restructuring Charges

In addition to the Company’s initial actions in response to the COVID-19 pandemic discussed above, during June 2020, Company management approved and announced a restructuring plan to realign its operations creating a more efficient cost structure (referred to herein as the “2020 Restructuring Plan”).  The 2020 Restructuring Plan primarily includes a permanent headcount reduction at its domestic corporate office and the permanent closure of 15

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

domestic and 9 international theatres.  The Company recorded $20,369 in restructuring costs on the consolidated statement of income for the year ended December 31, 2020.  The following table summarizes the costs of the 2020 Restructuring Plan, payments and write-offs and the remaining liability at December 31, 2020:

	U.S. Operating Segment			International Operating Segment			Consolidated
	Employee-related Costs	Facility Closure Costs	Total Charges	Employee-related Costs	Facility Closure Costs	Total Charges	Employee-related Costs	Facility Closure Costs	Total Charges
Restructuring charges during the twelve months ended December 31, 2020	8,964	7,645	16,609	814	2,946	3,760	9,778	10,591	20,369
Amounts paid	(7,603)	(1,649)	(9,252)	(814)	(590)	(1,404)	(8,417)	(2,239)	(10,656)
Noncash write-offs	(521)	(256)	(777)	—	(2,195)	(2,195)	(521)	(2,451)	(2,972)
Reserve balance at December 31, 2020	$840	$5,740	$6,580	$—	$161	$161	$840	$5,901	$6,741

The unpaid and accrued restructuring costs of $6,741 are reflected in accrued other current liabilities on the consolidated balance sheet as of December 31, 2020.
4.	LEASE ACCOUNTING

Real Estate Leases - The Company conducts a significant part of its theatre operations in leased properties under noncancelable operating and finance leases with base terms generally ranging from 10 to 25 years. In addition to fixed lease payments, some of the leases provide for variable lease payments and some require the payment of taxes, insurance and other costs applicable to the property. Variable lease payments include payments based on a percentage of retail sales or a percentage of retail sales over defined thresholds.  Other variable lease payments include payments adjusted periodically for inflation, changes in attendance or changes in average ticket price. The Company can renew, at its option, many of its leases at defined or then market rental rates for various renewal periods.  Some leases also provide for escalating rent payments throughout the lease term.  The Company also leases certain office and warehouse facilities in the U.S. and in international locations, which generally only include fixed payments.  The Company recognizes fixed lease expense for the operating leases on a straight-line basis over the lease term.  The Company’s real estate lease agreements do not contain any residual value guarantees or restrictive covenants.

Equipment Leases - The Company leases certain equipment under operating leases, including trash compactors and various other equipment used in the day-to-day operation of its theatres.  Certain of the leases require fixed lease payments to be made over the duration of the lease term, while others are variable in nature based on usage or sales.  Certain of these leases are month-to-month, while others have noncancelable terms ranging from 5 to 6 years.  The Company’s equipment lease agreements do not contain any residual value guarantees or restrictive covenants.  The Company leased digital projectors through October 2020.  See further discussion of the leased projectors at Note 9.

Lease Deferrals and Abatements - Upon the temporary closure of theatres in March 2020, the Company began negotiating the deferral of rent and other lease-related payments with its landlords while theatres remained closed.  These discussions and negotiations have remained ongoing as the Company continues to be impacted by the COVID-19 pandemic.  These negotiations resulted in amendments to the leases that involve varying concessions, including the abatement of rent payments during closure, deferral of all or a portion of rent payments to later periods and deferrals of rent payments combined with an early exercise of an existing renewal option or extension of the lease term.  In certain locations, the Company is entitled to rent-free periods while theatres remain closed in accordance with local regulations.  Total payments deferred as of December 31, 2020 were approximately $66,178, $48,366 of which is included in accrued other current liabilities and $17,812 of which is included in other long term liabilities on the consolidated balance sheet.

In April 2020, the FASB staff released guidance indicating that in response to the COVID-19 pandemic, an entity would not have to analyze each contract to determine whether enforceable rights and obligations for

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

concessions exist in the contract and could elect to apply or not apply the lease modification guidance in ASC Topic 842, Leases to those contracts.  The election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. For example, this election is available for concessions that result in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract.

The Company elected to not remeasure the lease liabilities and right-of-use assets for those leases where the concessions and deferrals did not result in a significant change in total payments under the lease and where the remaining lease term did not change as a result of the negotiation.   For those leases that were renewed or extended as a result of the negotiation to defer rent payments, the Company recalculated the related lease liability and right-of-use asset based on the new terms.

The following table represents the operating and finance right-of-use assets and lease liabilities as of the periods indicated.

		As of	As of
Leases	Classification	December 31, 2019	December 31, 2020
Assets (1)
Operating lease assets	Operating lease assets	$1,383,080	$1,278,191
Finance lease assets	Theatre properties and equipment, net of accumulated depreciation (2)	116,135	99,195
Total lease assets		$1,499,215	$1,377,386

Liabilities (1)
Current
Operating	Current portion of operating lease obligations	$217,406	$208,593
Finance	Current portion of finance lease obligations	15,432	16,407
Noncurrent
Operating	Operating lease obligations, less current portion	1,223,462	1,138,142
Finance	Finance lease obligations, less current portion	141,017	124,609
Total lease liabilities		$1,597,317	$1,487,751

(1)

The operating lease right-of-use assets and liabilities recorded on the Company’s consolidated balance sheet generally do not include renewal options that have not yet been exercised.  The Company does not consider a lease renewal as reasonably certain until the necessary notification is provided to the landlord.

(2)	Finance lease assets are net of accumulated amortization of $36,384 and $47,961 as of December 31, 2019 and 2020, respectively.

As of December 31, 2020, the Company had signed lease agreements with total noncancelable lease payments of approximately $190,870 related to theatre leases that had not yet commenced.  The timing of lease commencement is dependent on the completion of construction of the related theatre facility.  Additionally, these amounts are based on estimated square footage and costs to construct each facility and may be subject to adjustment upon final completion of each construction project.  In accordance with ASC Topic 842, fixed minimum lease payments related to these theatres are not included in the right-of-use assets and lease liabilities as of December 31, 2020.  There were no significant noncancelable equipment lease agreements signed, but not yet commenced.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table represents the Company’s aggregate lease costs, by lease classification, for the periods indicated.

		Year Ended	Year Ended
Lease Cost	Classification	December 31, 2019	December 31, 2020
Operating lease costs
Equipment (1)	Utilities and other	$9,172	$3,324
Real Estate (2)(3)	Facility lease expense	346,222	275,056
Total operating lease costs		$355,394	$278,380

Finance lease costs
Depreciation of leased assets	Depreciation and amortization	$14,734	$14,662
Interest on lease liabilities	Interest expense	7,786	7,014
Total finance lease costs		$22,520	$21,676
(1)

Includes approximately $4,700 and $(465) of short-term lease payments for the years ended December 31, 2019 and 2020, respectively.    The amount for the year ended December 31, 2020 was impacted by i) a decrease in short term lease payments while theatres were closed and ii) rent abatements on leases that were not recalculated in accordance with the FASB guidance discussed above, which resulted in variable rent credits in the amount of the rent abatements

(2)

Includes approximately $68,799 and $7,058 of variable lease payments based on a change in index, such as CPI or inflation, variable payments based on revenues or attendance and variable common area maintenance costs for the year ended December 31, 2019 and 2020, respectively.  The amount for the year ended December 31, 2020 was impacted by rent abatements on leases that were not recalculated in accordance with the FASB guidance discussed above, which resulted in variable rent credits in the amount of the rent abatements.

(3)	Approximately $1,614 and $1,445 of lease payments are included in general and administrative expenses primarily related to office leases for the year ended December 31, 2019 and 2020, respectively.

The following table represents the maturity of lease liabilities, by lease classification, as of December 31, 2020.

	Operating	Finance
Years Ending	Leases	Leases	Total
2021 (1)	$268,390	$22,671	$291,061
2022 (1)	250,956	21,935	272,891
2023	225,840	21,246	247,086
2024	194,197	20,165	214,362
2025	166,131	18,380	184,511
After 2025	508,104	70,533	578,637
Total lease payments	$1,613,618	$174,930	$1,788,548
Less: Interest	266,883	33,914	300,797
Present value of lease liabilities	$1,346,735	$141,016	$1,487,751

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

(1)	Amounts do not include rent payments deferred under amendments as discussed at Lease Deferrals and Abatements above.

The following table represents the weighted-average remaining lease term and discount rate, disaggregated by lease classification, as of December 31, 2020.

As of
Lease Term and Discount Rate	December 31, 2020
Weighted-average remaining lease term (years) (1)
Operating leases - equipment	2.5
Operating leases - real estate	7.6
Finance leases - equipment	4.4
Finance leases - real estate	9.2

Weighted-average discount rate (2)
Operating leases - equipment	4.2%
Operating leases - real estate	4.9%
Finance leases - equipment	4.7%
Finance leases - real estate	4.8%
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

The following table represents the minimum cash lease payments included in the measurement of lease liabilities and the non-cash addition of right-of-use assets for the periods presented.

	Year Ended	Year Ended
Other Information	December 31, 2019	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Cash outflows for operating leases	$281,895	$271,787
Cash outflows for finance leases - operating activities	$7,576	$6,985
Cash outflows for finance leases - financing activities	$14,600	$15,432
Non-cash amount of leased assets obtained in exchange for:
Operating lease liabilities - real estate	$113,318	$132,529
Operating lease liabilities - equipment	$795	$188
Finance lease liabilities	$21,535	$—

Lessor Arrangements

Under the Company’s Exhibitor Services Agreement (“ESA”) with National CineMedia, LLC (“NCM”), the nonconsecutive periods of use of the theatre screens by NCM qualify as a lease in accordance with ASC Topic 842.  See further discussion in Note 8.

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

Revenue Recognition Policy

The Company’s patrons have the option to purchase movie tickets well in advance of a movie showtime or right before the movie showtime, or at any point in between those two timeframes depending on when tickets are put on sale and seat availability.  The Company recognizes such admissions revenues when the showtime for a purchased movie ticket has passed.  Concession revenues are recognized when products are sold to the consumer or, if pre-ordered, after the associated pick-up date has passed.  Other revenues primarily consist of screen advertising and screen rental revenues, promotional income, studio trailer placements and transactional fees. The Company sells gift cards and discount ticket vouchers, the proceeds from which are recorded as deferred revenues.  Deferred revenues for gift cards and discount ticket vouchers are recognized when they are redeemed for movie tickets or concession items.  The Company offers a subscription program in the U.S. whereby patrons can pay a monthly fee to receive a monthly credit for use towards a future movie ticket purchase.  The Company records the monthly subscription program fees as deferred revenues and records admissions revenues when the showtime for a movie ticket purchased with a credit has passed.  The Company has loyalty programs in the U.S. and many of its international locations that either have a prepaid annual membership fee or award points to customers as purchases are made.  For those loyalty programs that have an annual membership fee, the Company recognizes the fee collected as other revenues on a straight-line basis over the term of the membership.  For those loyalty programs that award points to customers based on their purchases, the Company records a portion of the original transaction proceeds as deferred revenues based on the number of reward points issued to customers and recognizes the deferred revenues when the customer redeems such points.  The value of loyalty points issued is based on the estimated fair value of the rewards offered.  The Company generally records breakage revenue on gift cards and discount ticket vouchers generally based on redemption activity and historical experience with unused balances.  The Company records breakage revenue upon the expiration of loyalty points and subscription credits.  Advances collected on concession and other contracts are deferred and recognized during the period in which the Company satisfies the related performance obligations, which may differ from the period in which the advances are collected. These advances are recognized on either a straight-line basis over the term of the contracts or as the Company meets its performance obligations in accordance with the terms of the contracts.

Screen advertising and screen rental revenues for the U.S. operating segment primarily relate to the ESA with NCM and the Company’s agreement with its beverage concessionaire.  Prior to September 17, 2019, such screen advertising was accounted for under ASC Topic 606, Revenue from Contracts with Customers, and effective upon the amendment of the ESA, NCM screen advertising was accounted for under ASC Topic 842. See table at Note 8 for screen advertising revenues recorded in other revenue under ASC Topic 606 prior to the amendment of the ESA and screen rental revenues recorded in other revenue under ASC Topic 842 subsequent to the amendment of the ESA.

Accounts receivable included approximately $31,620 and  $6,232 of receivables related to contracts with customers as of December 31, 2019 and 2020, respectively.  The Company did not record any assets related to the costs to obtain or fulfill a contract with customers during the year ended December 31, 2020.

Disaggregation of Revenue

The following tables present revenues for the periods indicated, disaggregated based on major type of good or service and by reportable operating segment.

	Twelve Months Ended
	December 31, 2020
	U.S.	International
	Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated
Admissions revenues	$291,636	$64,872	$356,508
Concession revenues	189,561	41,485	231,046
Screen advertising, screen rental and promotional revenues	46,199	16,332	62,531
Other revenues	29,513	6,712	36,225
Total revenues	$556,909	$129,401	$686,310

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	Twelve Months Ended
	December 31, 2019
	U.S.	International
	Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated
Admissions revenues	$1,431,790	$373,531	$1,805,321
Concession revenues	936,241	224,842	1,161,083
Screen advertising, screen rental and promotional revenues	128,839	35,888	164,727
Other revenues	84,033	67,935	151,968
Total revenues	$2,580,903	$702,196	$3,283,099

	Twelve Months Ended
	December 31, 2018
	U.S.	International
	Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated
Admissions revenues	$1,461,151	$373,022	$1,834,173
Concession revenues	892,391	216,402	1,108,793
Screen advertising, screen rental and promotional revenues	78,591	61,269	139,860
Other revenues	106,824	32,085	138,909
Total revenues	$2,538,957	$682,778	$3,221,735
(1)	U.S. segment revenues exclude intercompany transactions with the international operating segment. See Note 21 for additional information on intercompany eliminations.

The following tables present revenues for the periods indicated, disaggregated based on timing of revenue recognition (as discussed above).

	Twelve Months Ended
	December 31, 2020
	U.S.	International
	Operating	Operating
	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$497,338	$109,997	$607,335
Goods and services transferred over time	59,571	19,404	78,975
Total	$556,909	$129,401	$686,310

	Twelve Months Ended
	December 31, 2019
	U.S.	International
	Operating	Operating
	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$2,488,716	$621,785	$3,110,501
Goods and services transferred over time	92,187	80,411	172,598
Total	$2,580,903	$702,196	$3,283,099

	Twelve Months Ended
	December 31, 2018
	U.S.	International
	Operating	Operating
	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$2,453,313	$608,347	$3,061,660
Goods and services transferred over time	85,644	74,431	160,075
Total	$2,538,957	$682,778	$3,221,735

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

(1)	U.S. segment revenues exclude intercompany transactions with the international operating segment. See Note 21 for additional information on intercompany eliminations.

Screen Advertising Advances and Other Deferred Revenues

The following table presents changes in the Company’s deferred revenues for the year ended December 31, 2020.

Deferred Revenues	NCM Screen Advertising Advances (1)	Other Deferred Revenues (2)	Total
Balance at January 1, 2020	$348,354	$138,426	$486,780
Amounts recognized as accounts receivable	—	2,915	2,915
Cash received from customers in advance	—	56,772	56,772
Common units received from NCM (see Note 8)	3,620	—	3,620
Interest accrued related to significant financing component	23,595	—	23,595
Revenue recognized during period	(31,314)	(57,625)	(88,939)
Foreign currency translation adjustments	—	(1,658)	(1,658)
Balance at December 31, 2020	$344,255	$138,830	$483,085
(1)	See Significant Financing Component discussion below. See Note 8 for the maturity of balances as of December 31, 2020.
(2)

Includes liabilities associated with outstanding gift cards and discount ticket vouchers, points or rebates outstanding under the Company’s loyalty and membership programs and revenues not yet recognized for screen advertising and other promotional activities. Amount is classified as accounts payable and accrued expenses or other long-term liabilities on the consolidated balance sheet.

The table below summarizes the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of December 31, 2020 and when the Company expects to recognize this revenue.

	Twelve Months Ended December 31,
Remaining Performance Obligations	2021	2022	2023	2024	2025	Thereafter	Total
Deferred revenue - other	$124,326	14,504		—	—	—	$138,830

6.	EARNINGS PER SHARE

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

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table presents computations of basic and diluted earnings per share under the two class method:

	Year Ended
	December 31,
	2018	2019	2020
Numerator:
Net income (loss) attributable to Cinemark Holdings, Inc.	$213,827	$191,386	$(616,828)
(Earnings) loss allocated to participating share-based awards (1)	(1,168)	(1,174)	4,279
Net income (loss) attributable to common stockholders	$212,659	$190,212	$(612,549)

Denominator (shares in thousands):
Basic weighted average shares outstanding	116,054	116,306	116,667
Common equivalent shares for restricted stock units (2)	288	300	—
Diluted weighted average shares outstanding	116,342	116,606	116,667

Basic earnings (loss) per share attributable to common stockholders	$1.83	$1.63	$(5.25)
Diluted earnings (loss) per share attributable to common stockholders	$1.83	$1.63	$(5.25)

(1)

For the years ended December 31, 2018, 2019 and 2020, a weighted average of approximately 640 shares, 721 shares and 815 shares, of unvested restricted stock, respectively, are considered participating securities.

(2)	For the year ended December 31, 2020, approximately 682 common equivalent shares for restricted stock units were excluded because they were anti-dilutive.

The calculations of diluted earnings per share for the year ended December 31, 2020 does not include the impact of the conversation of the 4.50% Convertible Senior Notes, issued August 21, 2020, into 32,051,282 shares of common stock, as it would be anti-dilutive. Additionally, the average price of the Company’s common stock did not exceed $22.08 per share during the reporting period; therefore, additional shares that may be issued related to the recently issued warrants were not included in the calculation of diluted common equivalent shares.  See further discussion of the 4.50% Convertible Senior Notes, the convertible note hedges and the warrants at Note 13.
7.	DIVIDENDS

Below is a summary of dividends declared for the fiscal periods indicated.

			Amount per Share of	Total
Declaration Date	Record Date	Payable Date	Common Stock	Dividends (1)
2/23/2018	3/8/2018	3/22/2018	$0.32	$37,471
5/25/2018	6/8/2018	6/22/2018	0.32	37,523
8/23/2018	9/4/2018	9/18/2018	0.32	37,530
11/15/2018	12/4/2018	12/18/2018	0.32	37,592
Total for year ended December 31, 2018			$1.28	$150,116

2/23/2019	3/8/2019	3/22/2019	$0.34	$39,905
5/24/2019	6/10/2019	6/24/2019	0.34	40,012
8/16/2019	9/4/2019	9/18/2019	0.34	40,020
11/22/2019	12/4/2019	12/18/2019	0.34	40,014
Total for year ended December 31, 2019			$1.36	$159,951

2/21/2020	3/6/2020	3/20/2020	$0.36	$42,567
Total for year ended December 31, 2020			$0.36	$42,567

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

(1)	Of the dividends recorded during 2018, 2019 and 2020, $624, $670 and $256, respectively, were related to outstanding restricted stock units and will not be paid until such units vest. See Note 17.

The Company suspended its quarterly dividend in March 2020 as a result of the COVID-19 pandemic as discussed in Note 3.
8.	INVESTMENT IN NATIONAL CINEMEDIA LLC

Summary of Activity with NCM

Below is a summary of activity with NCM included in the Company’s consolidated financial statements for the periods indicated. See Note 5 for discussion of revenue recognition.

	Investment in NCM	NCM Screen Advertising Advances	Distributions from NCM	Equity in (Earnings) Loss	Other Revenue	Interest Expense - NCM (3)	Cash Received
Balance as of January 1, 2018	$200,550	$(351,706)
Impact of adoption of ASC Topic 606 (2)	—	(9,288)	—	—	—	—	—
Receipt of common units due to annual common unit adjustment	5,012	(5,012)	—	—	—	—	—
Purchase of additional common units	78,393	—	—	—	—	—	—
Revenues earned under ESA (1)	—	—	—	—	(31,867)	19,724	12,143
Receipt of excess cash distributions	(19,786)	—	(13,231)	—	—	—	33,017
Receipt under tax receivable agreement	(2,419)	—	(2,158)	—	—	—	4,577
Equity in earnings	13,842	—	—	(13,842)	—	—	—
Amortization of screen advertising advances	—	15,764	—	—	(15,764)	—	—
Balance as of and for the twelve months ended December 31, 2018	$275,592	$(350,242)	$(15,389)	$(13,842)	$(47,631)	$19,724.00	$49,737
Receipt of common units due to annual common unit adjustment	1,552	(1,552)	—	—	—	—	—
Revenues earned under ESA (1) (3)	—	—	—	—	(13,782)	—	13,782
Interest accrued related to significant financing component (2)	—	(28,624)	—	—	—	28,624	—
Receipt of excess cash distributions	(23,452)	—	(11,631)	—	—	—	35,083
Receipt under tax receivable agreement	(2,492)	—	(1,242)	—	—	—	3,734
Equity in earnings	14,592	—	—	(14,592)	—	—	—
Amortization of screen advertising advances	—	32,064	—	—	(32,064)	—	—
Balance as of and for the twelve months ended December 31, 2019	$265,792	$(348,354)	$(12,873)	$(14,592)	$(45,846)	$28,624	$52,599
Receipt of common units due to annual common unit adjustment	3,620	(3,620)	—	—	—	—	—
Revenues earned under ESA (1)	—	—	—	—	(4,689)	—	4,689
Interest accrued related to significant financing component (2)	—	(23,595)	—	—	—	23,595	—
Receipt of excess cash distributions	(12,022)	—	(5,914)	—	—	—	17,936
Receipt under tax receivable agreement	(2,146)	—	(1,061)	—	—	—	3,207
Equity in loss	(10,627)	—	—	10,627	—	—	—
Impairment of investment in NCM (4)	(92,655)	—	—	—	—	—	—
Amortization of screen advertising advances	—	31,314	—	—	(31,314)	—	—
Balance as of and for the twelve months ended December 31, 2020	$151,962	$(344,255)	$(6,975)	$10,627	$(36,003)	$23,595	$25,832

(1)

Amounts include the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire. The amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire were approximately $11,965, $11,478 and $2,605 for the years ended December 31, 2018, 2019 and 2020, respectively.

(2)

As a result of adoption of ASC Topic 606, the Company determined that the deferred revenue associated with the ESA and CUA agreement should be amortized on a straight-line basis versus the units of revenue method followed prior to adoption.  In addition, the Company determined that a significant financing component existed for the ESA.

(3)	Approximately $4,828 represents screen rental revenues earned under the amendment to the ESA. See Note 5.
(4)	Recorded in impairment of long-lived and other assets on the consolidated income statement for the year ended December 31, 2020. See further discussion below.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

In addition to the activity in the table above, the Company made payments to NCM of approximately $74, $61 and $9  during the years ended December 31, 2018, 2019 and 2020, respectively, related to certain equipment used for digital advertising, which is included in theatre furniture and equipment on the consolidated balance sheets.

Investment in National CineMedia

NCM operates a digital in-theatre network in the U.S. for providing cinema advertising. The Company entered into an ESA with NCM, pursuant to which NCM primarily provides advertising to our theatres. On February 13, 2007, National Cinemedia, Inc. (“NCMI”), an entity that serves as the sole manager of NCM, completed an initial public offering (“IPO”) of its common stock.  In connection with the NCMI initial public offering, the Company amended its operating agreement and the ESA. At the time of the NCMI IPO and as a result of amending the ESA, the Company received approximately $174,000 in cash consideration from NCM.  The proceeds were recorded as deferred revenue or NCM screen advertising advances and was being amortized over the term of the Amended and Restated ESA, or through February 2041.  Following the NCMI IPO, the Company does not recognize undistributed equity in the earnings on its original NCM membership units (referred to herein as the Company’s Tranche 1 Investment) until NCM’s future net earnings, less distributions received, surpass the amount of the excess distribution. The Company recognizes equity in earnings on its Tranche 1 Investment only to the extent it receives cash distributions from NCM. The Company recognizes cash distributions it receives from NCM on its Tranche 1 Investment as a component of earnings as Distributions from NCM.  The Company believes that the accounting model provided by ASC Topic 323-10-35-22 for recognition of equity investee losses in excess of an investor’s basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

Common Unit Adjustments

In addition to the consideration received upon the NCMI IPO and ESA modification in 2007, the Company also periodically receives consideration in the form of common units from NCM.  Pursuant to a Common Unit Adjustment Agreement dated as of February 13, 2007 between NCMI and the Company, annual adjustments to the common membership units are made primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each Founding Member. As discussed in Note 6 to the Company’s financial statements as included in its 2018 Annual Report on Form 10-K, the common units received (collectively referred to as the Company’s “Tranche 2 Investment”) are recorded at estimated fair value as an increase in the Company’s investment in NCM with an offset to deferred revenue or NCM screen advertising advances. The Company’s Tranche 2 Investment is accounted for following the equity method, with undistributed equity earnings related to its Tranche 2 Investment included as a component of earnings in equity in income of affiliates and distributions received related to its Tranche 2 Investment are recorded as a reduction of investment basis

During March 2020, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, on March 31, 2020, the Company received an additional 1,112,368 common units of NCM, each of which is convertible into one share of NCMI common stock. The Company recorded the additional common units received at estimated fair value with a corresponding adjustment to deferred revenue of approximately $3,620. The fair value of the common units received was estimated based on the market price of NCMI common stock at the time the common units were determined, adjusted for volatility associated with the estimated time period it would take to convert the common units and register the respective shares.  The deferred revenue is recognized on a straight-line basis over the remaining term of the ESA.

Below is a summary of common units received by the Company under the Common Unit Adjustment (“CUA”) Agreement during the years ended December 31, 2018, 2019 and 2020:

Event	Date Common Units Received	Number of Common Units Received	Fair Value of Common Units Received
2018 annual common unit adjustment	3/29/2018	908,042	$5,012
2019 annual common unit adjustment	3/31/2019	219,056	$1,552
2020 annual common unit adjustment	3/31/2020	1,112,368	$3,620

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

Impairment of Investment in NCM

As of December 31, 2020, the Company owned a total of 40,850,068 common units of NCM, which represented an interest of approximately 25%. The estimated fair value of the Company’s investment in NCM was approximately $151,962 based on NCMI’s stock price as of December 31, 2020 of $3.72 per share (Level 1 input as defined in FASB ASC Topic 820).  The Company and other industry participants, who are also members of the NCM network, have reopened some theatres and will continue to reopen theatres as local government restrictions allow.  However, the market value of NCM, Inc.’s stock price has been below the Company’s book value of its investment in NCM as a result of the COVID-19 pandemic since March of 2020.  Although the Company expects the industry to recover gradually over time, the investment in NCM was written down by $92,655, with a corresponding charge to impairment expense, in accordance with ASC 323-10-35.  The write-down was due to the prolonged period of time for which the share price of NCMI was below the Company’s carrying value per common unit of its investment in NCM.

Exhibitor Services Agreement

As previously discussed, the Company’s domestic theatres are part of the in-theatre digital network operated by NCM, the terms of which are defined in the ESA. NCM provides advertising to its theatres through its branded “Noovie” pre-show entertainment program and also handles lobby promotions and displays for our theatres.  The Company receives a monthly theatre access fee for participation in the NCM network and also earns screen advertising or screen rental revenue on a per patron basis.   Prior to September 17, 2019, the ESA was accounted for under ASC Topic 606, Revenue from Contracts with Customers.   Effective September 17, 2019, the Company signed an amendment to the ESA, under which the Company will provide incremental advertising time to NCM and has extended the term through February 2041.  Since the agreement was amended, the Company was required to evaluate the revised contract under ASC Topic 842, Leases, and as a result, determined that the ESA met the definition of a lease.  The Company leases nonconsecutive periods of use of its domestic theatre screens to NCM for purposes of showing third party advertising content.  The lease, which is classified as an operating lease, generally requires variable lease payments based on the number of patrons attending the showtimes during which such advertising is shown.  The lease agreement is considered short-term due to the fact that the nonconsecutive periods of use, or advertising time slots, are set on a weekly basis.  The revenues earned under the ESA, both before and after the amendment, are reflected in other revenue on the consolidated income statement.

The recognition of revenue related to the deferred revenue or NCM screen advertising advances will continue to be recorded on a straight-line basis over the new term of the amended ESA through February 2041.

	Twelve Months Ended December 31,
Remaining Maturity	2021	2022	2023	2024	2025	Thereafter	Total
NCM screen advertising advances (1)	$8,268	8,840	9,452	10,108	10,811	296,776	$344,255
(1)	Amounts are net of the estimated interest to be accrued for the periods presented.

Significant Financing Component

In connection with the completion of the NCMI initial public offering, the Company amended and restated its ESA with NCM and received approximately $174,000 in cash consideration from NCM. The proceeds were recorded as deferred revenue and are being amortized over the term of the modified ESA, or through February 2041. In addition to the consideration received upon the ESA modification during 2007, the Company also receives consideration in the form of common units from NCM, at each annual common unit adjustment settlement, in exchange for exclusive access to the Company’s newly opened domestic screens under the ESA. Due to the significant length of time between receiving the consideration from NCM and fulfillment of the related performance obligation, the ESA includes an implied significant financing component, as per the guidance in ASC Topic 606.

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

Summary Financial Information for NCM

The tables below present summary financial information for NCM for the periods indicated:

	Year Ended	Year Ended	Year Ended
	December 27, 2018	December 26, 2019	December 31, 2020
Revenues	$441,400	$444,800	$89,887
Operating income (loss)	$154,300	$155,700	$(59,671)
Net income (loss)	$98,400	$98,800	$(115,753)

	As of	As of
	December 26, 2019	December 31, 2020
Current assets	$185,400	$142,566
Noncurrent assets	$706,600	$685,643
Current liabilities	$125,500	$46,872
Noncurrent liabilities	$947,800	$1,072,207
Members' deficit	$(181,300)	$(290,870)

9.	OTHER INVESTMENTS

Below is a summary of activity for each of the Company’s other investments for the periods indicated:

	DCIP	AC JV, LLC	DCDC	FE Concepts	Other	Total
Balance at January 1, 2018	$106,215	$5,916	$3,598	$104	$4,212	$120,045
Cash contributions	2,076	—	—	20,000	—	22,076
Equity in income (loss)	22,899	1,270	1,313	(82)	—	25,400
Equity in comprehensive loss	(139)	—	—	—	—	(139)
Cash distributions received	(5,799)	(1,920)	(219)	—	—	(7,938)
Other (1)	—	—	(2,437)	(104)	(137)	(2,678)
Balance at December 31, 2018	$125,252	$5,266	$2,255	$19,918.00	$4,075	$156,766
Equity in income (loss)	23,281	3,276	1,120	(399)	—	27,278
Equity in comprehensive loss	(141)	—	—	—	—	(141)
Cash distributions received	(23,696)	(3,520)	(206)	—	—	(27,422)
Other (1)	—	—	—	—	(1,196)	(1,196)
Balance at December 31, 2019	$124,696	$5,022	$3,169	$19,519	$2,879	$155,285
Equity in loss	(24,559)	(1,277)	(1,036)	(1,246)	—	(28,118)
Cash contributions	50	—	—	—	—	50
Cash distributions received	(10,383)	—	(878)	—	—	(11,261)
Non-cash distribution received (2)	(89,804)	—	—	—	—	(89,804)
Other (3)	—	—	—	—	(2,426)	(2,426)
Balance at December 31, 2020	$—	$3,745	$1,255	$18,273	$453	$23,726
(1)

Other activity for DCDC for the year ended December 31, 2018 consisted of returns of capital originally contributed by the Company.  Other activity for the year ended December 31, 2019 consists primarily of and mark-to-market adjustment on an investment in marketable securities.

(2)	Consists of projectors distributed to the Company from DCIP as discussed below.
(3)	Consists primarily of the impairment of a cost method investment (see Note 11 for discussion of impairments recorded) and mark-to-market adjustment on an investment in marketable securities.

Digital Cinema Implementation Partners LLC (“DCIP”)

On February 12, 2007, the Company, AMC and Regal (the “Exhibitors”) entered into a joint venture known as

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

DCIP to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. On March 10, 2010, DCIP and its subsidiaries completed an initial financing transaction to enable the purchase, deployment and leasing of digital projection systems to the Exhibitors under equipment lease and installation agreements.  On March 31, 2011, DCIP obtained incremental financing necessary to complete the deployment of digital projection systems.  DCIP also entered into long-term Digital Cinema Deployment Agreements (“DCDAs”) with six major motion picture studios pursuant to which Kasima LLC, one of DCIP’s subsidiaries, receives a virtual print fee ("VPF") each time the studio books a film or certain other content on the leased digital projection systems. Other content distributors entered into similar DCDAs that provide for the payment of VPFs for bookings of the distributor's content on a leased digital projection system.  The DCDAs end on the earlier to occur of (i) the tenth anniversary of the "mean deployment date" for all digital projection systems scheduled to be deployed over a period of up to five years, or (ii) the date DCIP achieves "cost recoupment", each as defined in the DCDAs.  Cost recoupment occurs when revenues attributable to the digital projection systems exceed the financing, deployment, administration and other costs associated with the purchase of the digital projection systems.  DCIP expects cost recoupment to occur during late 2021.  Pursuant to the operating agreement between the Exhibitors and DCIP, DCIP began to distribute excess cash to the Exhibitors upon the payoff of its outstanding debt, which occurred during the year ended December 31, 2019.

As of December 31, 2020, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. Prior to the distribution received during November 2020, as discussed below, the Company accounted for its investment in DCIP and its subsidiaries under the equity method of accounting.

Below is summary financial information for DCIP as of and for the years ended December 31, 2018, 2019 and 2020:

	Year ended December 31,
	2018	2019	2020
Revenues	$172,534	$171,531	$30,561
Operating income (loss)	$102,236	$99,812	$(105,691)
Net income (loss)	$94,757	$95,820	$(114,243)

	As of
	December 31, 2019	December 31, 2020
Current assets	$51,382	$36,372
Noncurrent assets	$581,547	$205
Current liabilities	$70,515	$39,844
Noncurrent liabilities	$190	$687
Members' equity (deficit)	$562,224	$(3,954)

Through October 31, 2020, the Company leased digital projection systems under a master equipment lease agreement with Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company.  The Company amended the master equipment lease agreement (“MELA”) with Kasmia effective November 1, 2020, which resulted in the termination of the MELA and a lease termination fee to be paid by the Company on a monthly basis until a) cost recoupment is met or b) the DCDA agreements between DCIP and the major studios have been terminated.  Upon termination of the MELA, DCIP distributed the digital projection equipment to the Company.

The Company accounted for the lease termination and projector distribution as follows:

•	The Company wrote off the operating lease right of use assets and lease liabilities of $7,468 and $14,102, respectively, and recorded a gain of $6,634 in gain (loss) on sale of assets and other.
•

The Company recorded a lease termination liability of $4,169 and a corresponding loss in gain (loss) on sale of assets and other.  The remaining termination liability of $3,474 as of December 31, 2020 is reflected in accrued other current liabilities on the consolidated balance sheet.

•

The Company recorded the fair value of the projectors received from DCIP of $102,719 as equipment, with a corresponding reduction in its investment in DCIP of $89,804 and a $12,915 non-cash distribution.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

In accordance with ASC 323-10-35, since the non-cash distribution exceeded the book value of its investment in DCIP, the Company suspended equity method accounting. The Company will resume equity method accounting when the value of its investment in DCIP exceeds the sum of the excess noncash distribution noted above and any future excess cash distributions.

In addition to the activity presented in the other investments table above, the Company had the following transactions with DCIP during the years ended December 31, 2018, 2019 and 2020:

	Year Ended December 31,
	2018	2019	2020
Equipment lease payments (1)	$4,862	$4,399	$1,729
Warranty reimbursements from DCIP	$(10,800)	$(11,800)	$(6,997)
Management services fees	$730	$596	$208
(1)	Excludes lease termination payments of $695 made during the year ended December 31, 2020. See discussion of MELA termination above.

AC JV, LLC

During December 2013, the Company, Regal, AMC (the “AC Founding Members”) and NCM entered into a series of agreements that resulted in the formation of AC JV, LLC (“AC”), a joint venture that owns “Fathom Events” (consisting of Fathom Events and Fathom Consumer Events) formerly operated by NCM.  The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators to provide additional programs to augment their feature film schedule. The Company paid event fees to AC of $12,481, $15,376 and $3,740 for the years ended December 31, 2018, 2019 and 2020, respectively, which are included in film rentals and advertising costs on the consolidated statements of income.  The Company accounts for its investment in AC under the equity method of accounting.

Digital Cinema Distribution Coalition

The Company is a party to a joint venture with certain exhibitors and distributors called Digital Cinema Distribution Coalition (“DCDC”).  DCDC operates a satellite distribution network that distributes all digital content to U.S. theatres via satellite. The Company has an approximate 14.6% ownership in DCDC. The Company paid approximately $927, $896 and $428 to DCDC during the years ended December 31, 2018, 2019 and 2020, respectively, related to content delivery services, which is included in film rentals and advertising costs on the consolidated statements of income.  The Company accounts for its investment in DCDC under the equity method of accounting.

FE Concepts, LLC

During April 2018, the Company, through its wholly-owned indirect subsidiary CNMK Texas Properties, LLC (“CNMK”), formed a joint venture, FE Concepts, LLC (“FE Concepts”) with AWSR Investments, LLC (“AWSR”), an entity owned by Lee Roy Mitchell and Tandy Mitchell.  In December of 2019, FE Concepts opened a family entertainment center that offers bowling, gaming, movies and other amenities.  The Company and AWSR each invested approximately $20,000 and each have a 50% voting interest in FE Concepts.  The Company accounts for its investment in FE Concepts under the equity method of accounting.  The Company has a theatre services agreement with FE Concepts under which it receives service fees for providing film booking and equipment monitoring services for the facility.  The Company recorded $64 and $34 of related service fees during the years ended December 31, 2019 and 2020, respectively.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Additional Considerations

Each of the investments above have been adversely impacted by the COVID-19 pandemic (see Note 3) due to the temporary closure of theatres across the U.S.  The Company does not believe that any resulting decline in value of the underlying investments is other than temporary as the Company and other industry participants, who also have equity ownership interests in certain of the above investments, have reopened some theatres and will continue to reopen theatres as local government restrictions allow. The Company expects the industry to recover gradually over time.  The Company performed a qualitative impairment analysis for its investments in AC and DCDC during the fourth quarter of 2020.  Based on the analysis performed, no impairment was recorded for the year ended December 31, 2020.
10.	GOODWILL AND INTANGIBLE ASSETS, NET

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at December 31, 2018 (1)	$1,174,041	$102,283	$1,276,324
Acquisition of theatres (2)	8,812	868	9,680
Foreign currency translation adjustments	—	(2,633)	(2,633)
Balance at December 31, 2019 (1)	$1,182,853	$100,518	$1,283,371
Impairment (3)	—	(16,128)	(16,128)
Foreign currency translation adjustments	—	(13,403)	(13,403)
Balance at December 31, 2020 (4)	$1,182,853	$70,987	$1,253,840

(1)	Balances are presented net of historical accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.
(2)	Amounts represent acquisition of two theatres in the U.S. and final purchase price adjustment for theatres acquired in Brazil during the year ended December 31, 2018.
(3)	See Note 11 for discussion of impairment evaluations performed during the year ended December 31, 2020.
(4)	Balances are presented net of historical accumulated impairment losses of $214,031 for the U.S. operating segment and $43,750 for the international operating segment

As of December 31, intangible assets, net consisted of the following:

	Balance at January 1, 2019	Additions (1)	Impact of ASC Topic 842 (3)	Amortization	Other	Balance at December 31, 2019
Intangible assets with finite lives:
Gross carrying amount	$105,256	$(143)	$(18,024)	$—	$(2,136)	$84,953
Accumulated amortization	(74,603)	—	13,597	(4,994)	2,130	(63,870)
Total net intangible assets with finite lives	$30,653	$(143)	$(4,427)	$(4,994)	$(6)	$21,083
Intangible assets with indefinite lives:
Tradename and other	300,257	492	—	—	(63)	300,686
Total intangible assets — net	$330,910	$349	$(4,427)	$(4,994)	$(69)	$321,769

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	Balance at January 1, 2020	Amortization	Other (2)	Balance at December 31, 2020
Intangible assets with finite lives:
Gross carrying amount	$84,953	$—	$(2,521)	$82,432
Accumulated amortization	(63,870)	(4,746)	200	(68,416)
Total net intangible assets with finite lives	$21,083	$(4,746)	$(2,321)	$14,016
Intangible assets with indefinite lives:
Tradename and other	300,686	—	(507)	300,179
Total intangible assets — net	$321,769	$(4,746)	$(2,828)	$314,195

(1)

Amount represents intangible assets recorded as a result of two theatres acquired in the U.S. and final purchase price adjustment for theatres acquired in Brazil during the year ended December 31, 2018.

(2)

Includes the write-off of fully amortized intangible assets, foreign currency translation adjustments and impairment recorded related to a previously acquired theatre leasehold interest in Brazil. See Note 11 for discussion of impairment evaluations performed during the year ended December 31, 2020.

(3)	Amount represents intangible assets reclassified to operating lease right of use assets and finance lease assets upon the adoption of ASC 842 effective January 1, 2019.

Estimated aggregate future amortization expense for intangible assets is as follows:

For the year ended December 31, 2021	$2,686
For the year ended December 31, 2022	2,553
For the year ended December 31, 2023	2,460
For the year ended December 31, 2024	2,460
For the year ended December 31, 2025	2,342
Thereafter	1,515
Total	$14,016

11.	IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS

The Company reviews for impairment indicators related to its long-lived assets on a quarterly basis and goodwill on an annual basis or whenever events or changes in circumstances indicate the carrying amount of those assets may not be fully recoverable.  Due to the temporary closure of the Company’s theatres effective March 18, 2020 as a result of the COVID-19 pandemic (see Note 3), the Company performed long-lived asset impairment evaluations during each quarter during the year ended December 31, 2020.  The following table is a summary of the evaluations performed for each quarter by asset classification.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	Impairment	Asset	Valuation	Valuation
	Test	Category	Approach	Multiple
First Quarter	Quantitative	Goodwill	Market (1)	8 times
		Tradename Intangible Assets	Income	N/A
		Other Long-lived Assets	Market	6 times

Second Quarter	Qualitative	Goodwill	N/A	N/A
		Tradename Intangible Assets	N/A	N/A
		Other Long-lived Assets	N/A	N/A

Third Quarter	Quantitative	Goodwill	Market (1)	2.9 to 7 times
		Tradename Intangible Assets	Income	N/A
		Other Long-lived Assets	Market	3.2 to 6 times

Fourth Quarter	Quantitative	Goodwill	Market (1)	3.1 to 7 times
		Tradename Intangible Assets	Income	N/A
		Other Long-lived Assets	Market	3.1 to 6 times
(1)	The Company also used the income approach to test goodwill for impairment for the respective period.

See Note 1 for a discussion of the Company’s impairment policy and a description of qualitative and quantitative impairment assessments.

The Company’s theatre asset, goodwill, intangible asset and investment impairment charges were as follows for the periods presented:

	Year Ended
	December 31,
	2018	2019	2020
U.S. Segment
Theatre properties	$18,597	$36,005	$12,398
Theatre operating lease right-of-use assets	—	10,457	13,216
Investment in NCM (1)	—	—	92,655
Cost method investment	—	—	2,500
U.S. total	18,597	46,462	120,769

International segment
Theatre properties	13,775	8,821	9,951
Theatre operating lease right-of-use assets	—	1,718	5,025
Goodwill	—	—	16,128
Intangible assets	—	—	833
International total	13,775	10,539	31,937

Total impairment	$32,372	$57,001	$152,706
(1)	See Note 8 for discussion on NCM impairment.

For the years ended December 31, 2018 and 2019, the long-lived asset impairment charges recorded during each of the periods presented were for certain new concept theatres being developed and tested by the Company and other theatres that were individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. For the year ended December 31, 2020, long-lived asset and goodwill impairment charges were primarily due to the prolonged impact of the temporary closure of theatres as a result of the COVID-19 pandemic, as discussed at Note 3, and the expected recovery period.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

12.	ACCRUED OTHER CURRENT LIABILITIES

Accrued other current liabilities consisted of the following as of the periods presented:

	December 31,
	2019	2020
Gift card liability (1)	$48,481	$43,448
SuperSaver liability (1)	40,778	38,882
Accrued lease payable (2)	—	48,366
Other	86,447	86,769
Total	$175,706	$217,465
(1)	See discussion of revenue recognition at Note 5.
(2)	See discussion of lease deferrals at Note 4.
13.	LONG-TERM DEBT

As of December 31, long-term debt consisted of the following:

	December 31,
	2019	2020
Cinemark USA, Inc. term loan due 2025	$646,327	$639,731
Cinemark USA, Inc. 5.125% senior notes due 2022	400,000	400,000
Cinemark USA, Inc. 4.875% senior notes due 2023	755,000	755,000
Cinemark USA, Inc. 8.750% senior secured notes due 2025	—	250,000
Cinemark Holdings, Inc. 4.500% convertible senior notes due 2025	—	460,000
Other	—	23,169
Total long-term debt	1,801,327	2,527,900
Less current portion	6,595	18,056
Less: Debt discounts and debt issuance costs, net of accumulated amortization	23,390	132,682
Long-term debt, less current portion, net of debt discounts and unamortized debt issuance costs	$1,771,342	$2,377,162

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a $700,000 term loan and a $100,000 revolving credit line (the “Credit Agreement”).

Effective March 29, 2018, Cinemark USA, Inc. amended its Credit Agreement  to extend the maturity of the term loan to March 2025, reduce the term loan interest rate by 0.25% and reduce real property mortgage requirements follows.  As a result of the amendment, the Company recorded $1,484 as a loss on debt amended on the consolidated income statement and $4,962 as debt issue costs on the consolidated statement of cash flows for the year ended December 31, 2018. during 2017 and 2019:

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

At December 31, 2020, there was $639,731 outstanding under the term loan and no borrowings outstanding under the $100,000 revolving credit line.  The average interest rate on outstanding term loan borrowings under the Credit Agreement at December 31, 2020 was approximately 3.4% per annum, after giving effect to the interest rate swaps discussed below.

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

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on Cinemark USA, Inc.’s ability, and in certain instances, its subsidiaries’ and our ability, to consolidate or merge or liquidate, wind up or dissolve; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends or repurchase stock; and make capital expenditures and investments. If Cinemark USA, Inc. has borrowings outstanding on the revolving credit line, it is required to keep a consolidated net senior secured leverage ratio, as defined in the Credit Agreement, not to exceed 4.25 to 1.  See discussion below regarding recent covenant waivers.

The dividend restriction contained in the Credit Agreement prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Credit Agreement; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Credit Agreement, and (c) certain other defined amounts (collectively the “Applicable Amount”). As of December 31, 2020, Cinemark USA, Inc. could have distributed up to approximately $2,700,000 to its parent company and sole stockholder, Cinemark Holdings, Inc.

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

On August 21, 2020, in conjunction with the issuance of the 4.50% Convertible Senior Notes discussed below, the Company further amended the waiver of the leverage covenant to extend through the fiscal quarter ending September 30, 2021.  The amendment also i) modifies the maintenance covenant calculation beginning with the calculation for the trailing twelve-month period ended December 31, 2021, ii) for purposes of testing the consolidated net senior secured leverage ratio for the fiscal quarters ending on December 31, 2021, March 31, 2022 and June 30, 2022, permits the Company to substitute Consolidated EBITDA for the first three fiscal quarters of 2019 in lieu of Consolidated EBITDA for the corresponding fiscal quarters of 2021, (iii) modifies the restrictions imposed by the covenant waiver, and (iv) makes such other changes to permit the issuance of the 4.50% Convertible Senior Notes discussed below

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

4.875% Senior Notes

On May 24, 2013, Cinemark USA, Inc. issued $530,000 aggregate principal amount of 4.875% senior notes due 2023, at par value, (the “4.875% Senior Notes”). Interest on the 4.875% Senior Notes is payable on June 1 and December 1 of each year. The 4.875% Senior Notes mature on June 1, 2023.

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

The indenture governing the 4.875% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2020, Cinemark USA, Inc. could have distributed up to approximately $2,800,000 to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture governing the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 4.875% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 4.875% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 4.875% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2.0 to 1.0 and the actual ratio as of December 31, 2020 was below zero.

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

The indenture governing the 5.125% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2020, Cinemark USA, Inc. could have distributed up to approximately $2,800,000 to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture governing the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 5.125% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 5.125% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 5.125% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2.0 to 1.0 and the actual ratio as of December 31, 2020 was approximately below zero.

Cinemark USA, Inc. may redeem the 5.125% Senior Notes in whole or in part at redemption prices specified in the indenture.

8.750% Secured Notes

On April 20, 2020, Cinemark USA, Inc. issued $250,000 aggregate principal amount of 8.750% senior secured notes due 2025 (the “8.750% Secured Notes”).  The 8.750% Secured Notes will mature on May 1, 2025; provided, however, that if (i) on September 13, 2022, the aggregate outstanding principal amount of the 5.125% Senior Notes that shall not have been purchased, repurchased, redeemed, defeased or otherwise acquired, retired, cancelled or discharged exceeds $50,000, the 8.750% Secured Notes will mature on September 14, 2022 and (ii) on February 27, 2023, the aggregate outstanding principal amount of the 4.875% Senior Notes that shall not have been purchased, repurchased, redeemed, defeased or otherwise acquired, retired, cancelled or discharged exceeds $50,000, the 8.750% Secured Notes will mature on February 28, 2023. Interest on the 8.750% Secured Notes will be payable on May 1 and November 1 of each year, beginning on November 1, 2020.

The 8.750% Secured Notes are fully and unconditionally guaranteed on a joint and several senior basis by certain of Cinemark USA, Inc.’s subsidiaries that guarantee, assume or in any other manner become liable with respect to any of Cinemark USA, Inc.’s or its guarantors’ other debt. If Cinemark USA, Inc. cannot make payments on the 8.750% Secured Notes when they are due, Cinemark USA, Inc.’s guarantors must make them instead. Under certain circumstances, the guarantees may be released without action by, or the consent of, the holders of the 8.750% Secured Notes.

The 8.750% Secured Notes and the guarantees are Cinemark USA, Inc.’s and its guarantors’ senior obligations and are:

•

rank effectively senior in right of payment to Cinemark USA, Inc.’s and its guarantors’ existing and future debt that is not secured by the collateral as described within the indentures governing the 8.750% Secured Notes (“Collateral”), including all obligations under the Credit Agreement, and unsecured obligations, including the existing senior notes, in each case to the extent of the value of the collateral;

•

rank effectively junior to Cinemark USA, Inc.’s and its guarantors’ existing and future debt secured by assets that are not part of the Collateral to the extent of the value of the collateral securing such debt, including all obligations under the Credit Agreement;

•	otherwise rank equally in right of payment to Cinemark USA, Inc.’s and its guarantors’ existing and future senior debt, including debt under the Credit Agreement and the existing senior notes;
•	rank senior in right of payment to Cinemark USA, Inc.’s and its guarantors’ future subordinated debt; and

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

•	be structurally subordinated to all existing and future debt and other liabilities of Cinemark USA, Inc.’s non-guarantor subsidiaries.

The indenture governing the 8.750% Secured Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2020, Cinemark USA, Inc. could have distributed up to approximately $3,100,000 to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture governing the 8.750% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture.  Upon a change of control, as defined in the indenture governing the 8.750% Secured Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 8.750% Secured Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 8.750% Secured Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies a coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances.  The required minimum coverage ratio is 2.0 to 1.0 and the actual ratio as of December 31, 2020 was below zero.

4.50% Convertible Senior Notes

On August 21, 2020, Cinemark Holdings, Inc. issued $460,000 aggregate principal amount of 4.500% convertible senior notes due 2025 (the “4.50% Convertible Senior Notes”).  The 4.500% Convertible Senior Notes will mature on August 15, 2025, unless earlier repurchased or converted in accordance with the indenture.  Interest on the 4.500% Convertible Senior Notes is payable on February 15 and August 15 of each year, beginning on February 15, 2021.

Holders of the 4.50% Convertible Senior Notes may convert their 4.50% Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding May 15, 2025 only under the following circumstances: (1) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (2) if the Company distributes to all or substantially all stockholders (i) rights options or warrants entitling them to purchase shares at a discount to the recent average trading price of the Company’s common stock (including due to a stockholder rights plan) or (ii) the Company’s assets or securities or rights, options or warrants to purchase the same with a per share value exceeding 10% of the trading price of the Company’s stock, (3) upon the occurrence of specified corporate events as described further in the indenture, or (4) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price (initially 14.35 per share), on each applicable trading day. Beginning May 15, 2025, holders may convert their 4.500% Convertible Senior Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion of the 4.500% Convertible Senior Notes, the Company will pay or deliver cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.

The initial conversion rate is 69.6767 shares of the Company’s common stock per $1,000 principal amount of the 4.50% Convertible Senior Notes. The conversion rate is subject to adjustment upon the occurrence of certain events. If a make-whole fundamental change as defined in the indenture governing the 4.50% Convertible Senior Notes occurs prior to the maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 4.50% Convertible Senior Notes in connection with such make-whole fundamental change.

The 4.500% Convertible Senior Notes are effectively subordinated to any of the Company’s, or its subsidiaries’, existing and future secured debt to the extent of the value of the assets securing such indebtedness, including obligations under the Credit Agreement. The 4.500% Convertible Senior Notes are structurally subordinated to all existing and future debt and other liabilities of our subsidiaries, including trade payables and

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

including Cinemark USA’s 5.125% Senior Notes, 4.875% Senior Notes and the 8.750% Secured Notes, or, collectively, Cinemark USA’s senior notes (but excluding all obligations under the Credit Agreement which are guaranteed by the Company). The 4.500% Convertible Senior Notes rank equally in right of payment with all of the Company’s existing and future unsubordinated debt, including all obligations under the Credit Agreement, which such Credit Agreement is guaranteed by the Company, and senior in right of payment to any future debt that is expressly subordinated in right of payment to the 4.500% Convertible Senior Notes.  The 4.500% Convertible Notes are not guaranteed by any of Cinemark Holdings, Inc.’s subsidiaries.

In accordance with accounting guidance on debt and equity financing, the Company bifurcated the gross proceeds from the issuance of 4.500% Convertible Senior Notes and recorded a portion as long-term debt and a portion in equity.  The long-term debt value was based on the fair value of the debt, determined as the present value of principal and interest payments assuming a market interest rate for similar debt that excluded a conversion feature.  The difference between the face value of the 4.500% Convertible Senior Notes and the fair value is referred to as the debt discount, and represents the amount allocated to equity.  The debt discount is being amortized to interest expense at an effective interest rate of 10.00% over the contractual terms of the notes.

Concurrently with the issuance of the 4.500% Convertible Senior Notes, the Company entered into privately negotiated convertible note hedge transactions (the “Hedge Transactions”) with one or more of the initial purchasers of the 4.500% Convertible Senior Notes or their respective affiliates (the “Option Counterparties”).  The Hedge Transactions cover the number of shares of the Company’s common stock that will initially underlie the aggregate amount of the 4.50% Convertible Senior Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 4.50% Convertible Senior Notes. The Hedge Transactions are generally expected to reduce potential dilution to the Company’s common stock upon any conversion of the 4.500% Convertible Senior Notes and/or offset any cash payments the Company may be required to make in excess of the principal amount of converted 4.50% Convertible Senior  Notes, as the case may be. Concurrently with entering into the Hedge Transactions, the Company also entered into separate privately negotiated warrant transactions with Option Counterparties whereby it sold to Option Counterparties warrants to purchase (subject to the net share settlement provisions set forth therein) up to the same number of shares of the Company’s common stock, subject to customary anti-dilution adjustments (the “Warrant Transactions”). The warrants could separately have a dilutive effect to the extent that the market value per share of the Company’s common stock exceeds the strike price of the warrants on the applicable expiration dates unless, subject to the terms of the warrants, the Company elects to cash settle the warrants. The exercise price of the warrants is initially $22.08 and is subject to certain adjustments under the terms of the warrants.  The Company received $89,424 in cash proceeds from the Warrant Transactions, which were used along with proceeds from the 4.50% Convertible Senior Notes, to pay approximately $142,094 to enter into the Hedge Transactions.  The tax impact of the conversion option and the Hedge Transactions and the Warrant Transactions amounted to $10,915 and was recorded in additional paid-in-capital.

Together, the Hedge Transactions and the Warrants are intended to reduce the potential dilution from the conversion of the 4.500% Convertible Senior Notes.  The Hedge Transactions and Warrants are recorded in equity and are not accounted for as derivatives, in accordance with applicable accounting guidance.

Additional Borrowings of International Subsidiaries

During the year ended December 31, 2020, certain of the Company’s international subsidiaries borrowed an aggregate of USD $22,322 under various local loans.  Below is a summary of these loans:

	Loan Amounts
Loan Description(s)	(in USD)	Interest Rates	Applicable Covenants	Maturity
Colombia (3 loans)	$4,437	3.25% to 5.85% plus variable	Negative and ratio covenants	May 2023 September 2025
Peru loan	$2,913	1.5%	Negative covenants	September 2023
Brazil (3 loans)	$8,986	1.59% to 8.08%	Negative covenants	November 2021 October 2023
Chile loan	$5,986	0.29%	Negative covenants	November 2023

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Fair Value of Long Term Debt

The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35. The carrying value of the Company’s long term debt was $1,801,327 and $2,527,900 as of December 31, 2019 and 2020. The fair value of the Company’s long term debt was $$1,826,503 and $2,652,635 as of December 31, 2019 and 2020, respectively.

Covenant Compliance and Debt Maturity

As of December 31, 2020, the Company believes it was in full financial compliance with all agreements, including related covenants, governing its outstanding debt.

The Company’s long-term debt, excluding unamortized debt issuance costs, at December 31, 2020 matures as follows:

2021	$18,056
2022	413,068
2023	766,347
2024	6,886
2025	1,323,543
Thereafter	—
Total	$2,527,900

Interest Rate Swap Agreements

Effective March 31, 2020, the Company amended and extended its three then existing interest rate swap agreements and entered into a fourth interest rate swap agreement, all of which are used to hedge a portion of the interest rate risk associated with the variable interest rates on the Company’s term loan debt and qualify for cash flow hedge accounting. Upon amending the interest rate swap agreements effective March 31,2020, the Company determined that the interest payments hedged with the agreements are still probable to occur, therefore the loss that accumulated on the swaps prior to the amendments of $29,359 is being amortized to interest expense through December 31, 2022, the original maturity dates of the swaps.  Approximately $3,371 was recorded in amortization of accumulated losses for amended swaps in the condensed consolidated income statement for the year ended December 31, 2020.

The fair values of the interest rate swaps are recorded on the Company’s consolidated balance sheet as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive loss. The changes in fair value are reclassified from accumulated other comprehensive loss into earnings in the same period that the hedged items affect earnings.  The valuation technique used to determine fair value is the income approach and under this approach, the Company uses projected future interest rates as provided by counterparty to the interest rate swap agreement and the fixed rates that the Company is obligated to pay under the agreement. Therefore, the Company’s measurements use significant unobservable inputs, which fall in Level 2 of the U.S. GAAP hierarchy as defined by FASB ASC Topic 820-10-35.

Below is a summary of the Company’s interest rate swap agreements designated as cash flow hedges as of December 31, 2020:

					Estimated
					Fair Value at
Notional					December 31,
Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	2020 (1)
$137,500	December 31, 2018	2.12%	1-Month LIBOR	December 31, 2024	$9,905
$175,000	December 31, 2018	2.12%	1-Month LIBOR	December 31, 2024	12,721
$137,500	December 31, 2018	2.19%	1-Month LIBOR	December 31, 2024	10,416
$150,000	March 31, 2020	0.57%	1-Month LIBOR	March 31, 2022	805
				Total	$33,847

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

(1)	Approximately $9,516 is included in accrued other current liabilities and $24,331 is included in other long-term liabilities on the consolidated balance sheet as of December 31, 2020.

14.	FAIR VALUE MEASUREMENTS

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

Level 2 – other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

Level 3 – unobservable and should be used to measure fair value to the extent that observable inputs are not available.

Below is a summary of liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of December 31, 2020:

	As of	Carrying	Fair Value
Description	December 31,	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities	2019	$15,995	$—	$15,995	$—

Interest rate swap liabilities	2020	$33,847	$—	$33,847	$—

The Company also uses the market and income approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 1 and Note 11). Additionally, the Company uses the market approach to estimate the fair value of its long-term debt (see Note 13).  There were no changes in valuation techniques during the period. There were no transfers in or out of Level 1, Level 2 or Level 3 during the years ended December 31, 2018, 2019 and 2020.
15.	FOREIGN CURRENCY TRANSLATION

The accumulated other comprehensive loss account in stockholders’ equity of $340,112 and $398,653 at December 31, 2019 and 2020, respectively, includes the cumulative foreign currency losses of $328,053 and $375,539, respectively, from translating the financial statements of the Company’s international subsidiaries and the change in fair values of the Company’s interest rate swap agreements designated as hedges.

As of December 31, 2020, all foreign countries where the Company has operations, other than Argentina, are non-highly inflationary, and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.  The Company deemed Argentina to be highly inflationary beginning July 1, 2018.  A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity.  The financial statements of the Company’s Argentina subsidiaries has been remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective beginning July 1, 2018.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of the impact of translating the financial statements of the Company’s international subsidiaries, whose functional currency is other than the US dollar, for the periods presented.

				Other Comprehensive
				Income (Loss)
	Exchange Rate as of December 31,			For the Year Ended December 31,
Country	2018	2019	2020	2018	2019 (1)	2020 (1)
Brazil	3.88	4.02	5.20	$(34,086)	$(8,140)	$(42,698)
Argentina (1)	37.68	59.89	84.12	(14,357)	—	—
Colombia	3,249.75	3,277.14	3,432.50	(1,795)	(362)	(2,183)
Chile	694.74	736.86	714.14	(8,924)	(5,158)	1,228
Peru	3.39	3.37	3.65	(2,136)	257	(3,403)
All other				(955)	650	(536)
				$(62,253)	$(12,753)	$(47,592)
(1)

For Argentina, represents the cumulative comprehensive loss recorded through June 30, 2018.  The impact of translating Argentina financial results to U.S. dollars, subsequent to June 30, 2018, has been recorded in foreign currency exchange gain (loss) on the Company’s consolidated statements of income.  A loss of $3,707 and gain of $1,243 were recorded for the years ended December 31, 2019 and 2020, respectively.

During the year ended December 31, 2018, the Company reclassified $518 of cumulative foreign currency translation adjustments, related to the settlement of an intercompany note between a domestic and an international subsidiary, from accumulated other comprehensive loss to foreign currency exchange gain (loss) on the consolidated statement of income.

16.	NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in subsidiaries of the Company were as follows at December 31:

	December 31,
	2019	2020
Cinemark Partners II — 24.6% interest (in one theatre)	$7,953	$7,706
Laredo Theatres – 25% interest (in two theatres)	2,139	1,681
Greeley Ltd. — 49% interest (in one theatre)	1,908	1,101
Other	508	508
Total	$12,508	$10,996

There were no changes in the Company’s ownership interest in its subsidiaries during the years ended December 31, 2018, 2019 and 2020.
17.	CAPITAL STOCK

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

The Company’s ability to pay dividends is effectively limited by its status as a holding company and the terms of its subsidiary’s indentures and senior secured credit facility, which also significantly restricts the ability of certain of the Company’s subsidiaries to pay dividends directly or indirectly to the Company. See Note 13 for discussion of restrictions contained within the debt agreements of the Company’s subsidiaries.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Treasury Stock — Treasury stock represents shares of common stock repurchased by the Company and not yet retired.  The Company has applied the cost method in recording its treasury shares.

Below is a summary of the Company’s treasury stock activity for the years ended December 31, 2018, 2019 and 2020.

	Number of Treasury Shares	Cost
Balance at January 1, 2018	4,525,870	$76,354
Restricted stock withholdings (1)	75,801	2,905
Restricted stock forfeitures (2)	24,520	—
Balance at December 31, 2018	4,626,191	$79,259
Restricted stock withholdings (1)	59,060	2,308
Restricted stock forfeitures (2)	26,608	—
Balance at December 31, 2019	4,711,859	$81,567
Restricted stock withholdings (1)	264,522	5,437
Restricted stock forfeitures (2)	74,600	—
Balance at December 31, 2020	5,050,981	$87,004

(1)

The Company withheld restricted shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting in restricted stock and restricted stock units.  The Company determined the number of shares to be withheld based upon market values that ranged from $8.03 to $44.44 per share.

(2)	The Company repurchased forfeited restricted shares at a cost of $0.001 per share in accordance with the 2017 Omnibus Plan.

As of December 31, 2020, the Company had no plans to retire any shares of its treasury stock.

Restricted Stock — Below is a summary of restricted stock activity for the years ended December 31, 2018, 2019 and 2020:

	Year Ended		Year Ended		Year Ended
	December 31, 2018		December 31, 2019		December 31, 2020
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1	650,581	$35.81	704,353	$38.68	783,823	$37.53
Granted	328,734	$38.72	315,899	$37.34	1,555,361	$17.68
Vested	(250,442)	$31.27	(209,821)	$41.10	(832,609)	$29.30
Forfeited	(24,520)	$38.62	(26,608)	$37.69	(74,600)	$30.72
Outstanding at December 31	704,353	$38.68	783,823	$37.53	1,431,975	$21.11

During the year ended December 31, 2020, the Company granted 1,555,361 shares of restricted stock to directors and employees of the Company. The fair value of the restricted stock granted was determined based on the market value of the Company’s common stock on the dates of grant, which ranged from $8.39 to $32.12 per share. The Company assumed forfeiture rates ranging from 0% to 10% for the restricted stock awards.  Restricted stock granted to directors vests over a one-year period.  Restricted stock grants of 300,891 shares to employees vested immediately on the date of grant, while the remaining grants to employees vest over periods ranging from one year to four years based on continued service. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

Impact of 2020 Restructuring Plan - As part of the Company’s employee-related restructuring actions discussed in Note 3, the vesting period for certain share based awards was accelerated on a pro-rata basis based upon the grant dates and each employee’s separation date.  The Company considers the accelerated vest of these awards to be a modification under ASC Topic 718 Stock Compensation.  Based on the terms of the severance agreements, the

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Company estimated the number of awards expected to vest at each employee’s expected separation date and revalued such awards based on the modification date, or the date on which employees were notified of the 2020 Restructuring Plan.  The modification date fair value per share was $15.95.  The Company recorded incremental compensation expense of approximately $521 related to these modifications, which is reflected in restructuring costs on the Company’s condensed consolidated income statement.

During December 2020, in recognition of its employees’ dedication and hard work during the year ended December 31, 2020 amid the prolonged impacts of the COVID-19 pandemic, the Company accelerated the vest of certain restricted stock and restricted stock unit awards that would have otherwise vested during 2021.  A total of 191,983 shares of restricted stock and 87,911 restricted stock units vested on December 15, 2020.

Below is a summary of restricted stock award activity recorded for the periods indicated.

	Year Ended December 31,
	2018	2019	2020
Compensation expense recognized during the period	$9,655	$10,185	$15,473
Fair value of restricted shares that vested during the period	$9,501	$8,024	$16,870
Income tax deduction upon vesting of restricted stock awards	$1,744	$1,516	$5,620

As of December 31, 2020, the remaining unrecognized compensation expense related to these restricted stock awards was approximately $20,183. The weighted average period over which this remaining compensation expense will be recognized is approximately two years.

Restricted Stock Units — During the years ended December 31, 2018, 2019 and 2020, the Company granted restricted stock units representing 228,194, 306,651 and 436,681 hypothetical shares of common stock, respectively, to employees. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) for a two year measurement period, as defined in the award agreement, based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments (as defined in the restricted stock unit award agreement). The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity and vest on a prorata basis according to the IRR achieved by the Company during the performance period. As an example, if the Company achieves an IRR equal to 9.0% for the 2017 grant, the number of restricted stock units that shall vest will be greater than the target but less than the maximum number that would have vested had the Company achieved the highest IRR. All payouts of restricted stock units that vest will be subject to an additional service requirement and will be paid in the form of common stock if the participant continues to provide services through the fourth anniversary of the grant date.

At the time of each of the restricted stock unit grants, the Company assumes the IRR level to be reached for the defined measurement period will be the target IRR level in determining the amount of compensation expense to record for such grants. If and when additional information becomes available to indicate that something other than the target IRR level will be achieved, the Company adjusts compensation expense on a prospective basis over the remaining service period. The Company assumed forfeiture rates ranging from 0% to 5% for the restricted stock unit awards granted during 2018, 2019 and 2020.  Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards vest.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a table summarizing the potential number of units that could vest under restricted stock unit awards granted during the years ended December 31, 2018, 2019 and 2020 at each of the three levels of financial performance (excluding forfeitures):

	Granted During the Year Ended December 31,
	2018		2019		2020
	Number of	Value at	Number of	Value at	Number of	Value at
	Units	Grant(1)	Units	Grant(1)	Units	Grant(1)
at threshold IRR	76,065	$2,967	136,285	$5,011	190,707	$6,125
at target IRR	152,129	$5,938	204,427	$7,517	286,060	$9,188
at maximum IRR	228,194	$8,906	306,651	$11,276	436,681	$14,026

(1)

The grant date fair value for units issued during the year ended December 31, 2018 ranged from $37.55 to $39.03. The grant date fair value for the units issued during the year ended December 31, 2019 was $36.77 per share  .The grand date fair value for the units issued during the year ended  December 31, 2020 was $32.12 .

The current financial performance factors and respective vesting rates for each of the 2018, 2019 and 2020 grants are as follows:

	Year Ended December 31,			Percentage of Shares Vesting
	2018	2019	2020
Threshold IRR	6.0%	6.0%	6.0%	33.3%
Target IRR	8.0%	8.0%	8.0%	66.6%
Maximum IRR	14.0%	14.0%	14.0%	100.0%

Below is a summary of activity for restricted stock unit awards for the periods indicated:

	Year Ended December 31,
	2018	2019	2020
Number of restricted stock unit awards that vested during the period	127,084	90,895	208,204
Fair value of restricted stock unit awards that vested during the period	$4,846	$3,658	$5,050
Accumulated dividends paid upon vesting of restricted stock unit awards	$526	$386	$942
Compensation expense recognized during the period	$4,681	$4,430	$3,931
Income tax benefit recognized upon vesting of restricted stock unit awards	$708	$397	$788

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

As of December 31, 2020, the Company had restricted stock units outstanding that represented a total 890,680 hypothetical shares of common stock.

As of December 31, 2020, the remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $11,849, which reflects an IRR level of 9.3% that was achieved for the 2017 grant and an IRR level of 8.0% that is estimated for the 2018, 2019 and 2020 grants. The weighted average period over which this remaining compensation expense will be recognized is approximately two years.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

18.	SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows:

	Year Ended December 31,
	2018	2019	2020
Cash paid for interest	$98,411	$93,907	$102,859
Cash paid (refunds received) for income taxes, net	$64,199	$88,670	$(116,916)
Cash balance classified as restricted (1)	$—	$—	$13,847
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (2)	$(5,728)	$22,013	$(13,259)
Theatre properties acquired under finance leases	$18,851	$21,535	$—
Theatre properties acquired as distribution from equity investee (see Note 9)	$—	$—	$102,719
Investment in NCM – receipt of common units (see Note 8)	$5,012	$1,552	$3,620
Interest expense - NCM (see Notes 5 and 8)	$(19,724)	$(28,624)	$(23,595)
Dividends accrued on unvested restricted stock unit awards	$(624)	$(670)	$(256)

(1)	Funds are held as collateral for letters of credit associated with certain of the Company’s international subsidiary loans. See further discussion at Note 13.
(2)	Additions to theatre properties and equipment included in accounts payable as of December 31, 2019 and 2020 were $37,004 and $14,991, respectively.
19.	INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted in response to the global COVID-19 pandemic.  The CARES Act contains several business tax provisions aimed at stimulating a failing economy.  One of these provisions allows corporate taxpayers to take net operating losses earned in 2018, 2019 and 2020 and carry back those losses five years.  As a result of the impact of the COVID-19 pandemic on the Company’s business, it generated significant net operating losses during the year ended December 31, 2020.  The Company carried back these losses under the five-year net operating loss (“NOL”) carryback provision, which enabled the Company to benefit from these losses and re-measure certain deferred tax assets and liabilities at the former federal tax rate of 35%.   During the year ended December 31, 2020, the Company recorded tax benefits of $187,515 related to the NOL carryback provision.

The Company’s provision for federal and foreign income tax expense for continuing operations consisted of the following:

	Year Ended December 31,
	2018	2019	2020
Income (loss) before income taxes:
U.S.	$289,727	$235,571	$(784,167)
Foreign	21,007	38,189	(143,157)
Total	$310,734	$273,760	$(927,324)

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Current and deferred income taxes were as follows:

	Year Ended December 31,
	2018	2019	2020
Current:
Federal	$46,826	$45,247	$(271,162)
Foreign	11,822	24,022	397
State	13,594	12,486	289
Total current expense	$72,242	$81,755	$(270,476)
Deferred:
Federal	$27,055	$(298)	$(50,445)
Foreign	(6,166)	5	13,266
State	2,298	(1,550)	(1,721)
Total deferred taxes	$23,187	$(1,843)	$(38,900)
Income taxes	$95,429	$79,912	$(309,376)

A reconciliation between income tax expense and taxes computed by applying the applicable statutory federal income tax rate to income before income taxes follows:

	Year Ended December 31,
	2018	2019	2020
Computed statutory tax expense	$65,254	$57,490	$(194,739)
State and local income taxes, net of federal income tax impact	12,611	8,479	(1,153)
Changes in valuation allowance	131	2,532	46,731
Foreign tax rate differential	2,235	4,646	(6,633)
Foreign dividends	—	—	—
Foreign tax credits	3,927	4,143	—
Impacts related to 2017 Tax Act (1)	19,180	—	—
Impacts related to COVID-19 pandemic (2)	—	—	(187,515)
Changes in uncertain tax positions	(6,139)	197	24,879
Other, net	(1,770)	2,425	9,054
Income taxes	$95,429	$79,912	$(309,376)

(1)

The amount for the year ended December 31, 2018 includes a one-time charge to true-up deferred taxes of $1,913 and a reduction in deferred tax assets with regard to foreign tax credit carryforwards of $17,267.

(2)

The amount for the year ended December 31, 2020 includes benefits of a rate differential on earnings of $122,975, tax losses with respect to investments in foreign subsidiaries and a write down of certain intercompany receivables associated with the Company’s foreign subsidiaries of $135,599, offset by a tax charge for the remeasurement of deferred taxes and tax attributes of  $49,866 and dislodged foreign tax credits not benefited of $21,193.

As of December 31, 2020, the Company had approximately $160,487 of accumulated undistributed earnings and profits, approximately $113,364 of which was subject to the one-time transition tax pursuant to the 2017 Tax Act. Additional tax due on the repatriation of previously-taxed earnings would generally be foreign withholding and U.S. state income taxes. The Company does not intend to repatriate these offshore earnings and profits, and therefore has not recorded any deferred taxes on such earnings. The Company considers any excess of the amount for financial reporting over the tax basis of its investment in its foreign subsidiaries to be indefinitely reinvested. At this time, the determination of deferred tax liabilities on this amount is not practicable.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Deferred Income Taxes

The tax effects of significant temporary differences and tax loss and tax credit carryforwards comprising the net long-term deferred income tax liabilities as of the periods presented consisted of the following:

	December 31,
	2019	2020
Deferred liabilities:
Theatre properties and equipment	$138,382	$142,253
Operating lease right-of-use assets	322,750	297,452
Intangible asset — other	39,282	41,297
Intangible asset — tradenames	72,821	72,268
Investment in partnerships	62,914	20,402
Total deferred liabilities	636,149	573,672
Deferred assets:
Deferred revenue - NCM	85,362	83,998
Deferred revenue - Other	9,953	6,208
Prepaid rent	5,672	5,255
Gift Cards	7,402	9,265
Operating lease obligations	336,034	313,552
Finance lease obligations	34,956	31,284
Tax impact of items in accumulated other comprehensive income and additional paid-in-capital	5,131	19,475
Other tax loss carryforwards	17,053	89,320
Other tax credit and attribute carryforwards	46,577	121,698
Other expenses, not currently deductible for tax purposes	15,901	17,698
Total deferred assets	564,041	697,753
Net deferred income tax (asset) liability before valuation allowance	72,108	(124,081)
Valuation allowance against deferred assets – non-current	60,359	203,606
Net deferred income tax liability	$132,467	$79,525
Net deferred tax (asset) liability — Foreign	$(4,539)	$7,280
Net deferred tax liability — U.S.	137,006	72,245
Total	$132,467	$79,525

As noted above, as a result of the CARES Act, the Company generated U.S. taxable income in prior years and expects to have a U.S. tax net operating loss for the year ended December 31, 2020 that will be carried back to prior years when the tax rate was 35%.  Most of the state and all foreign jurisdictions in which the Company operates, however, only allow for net operating losses to be carried forward with varying expiration dates. A majority of our foreign tax credit carryforwards expire in 2024 and 2027, with the remainder expiring in 2029.   Foreign net operating losses have varying carryforward periods with some being indefinite.  Similarly, state net operating losses have varying carryforward periods with some being indefinite.

The Company assesses the likelihood that it will be able to recover its deferred tax assets against future sources of taxable income, and reduce the carrying amounts of deferred tax assets by recording a valuation allowance, if, based on all available evidence, the Company believes it is more likely than not that all or a portion of such assets will not be realized.   During the year ended December 31, 2020 the Company generated significant pre-tax losses and more specifically, during the fourth quarter of 2020 the Company reached a three-year cumulative pre-tax loss position that is heavily weighted as objectively verifiable negative evidence. For purposes of assessing

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

the recoverability of its deferred tax assets, the Company determined that it could not include future projected earnings in the analysis due to its recent history of significant pre-tax losses.

The Company has established a valuation allowance against certain deferred tax assets for which the ultimate realization of future benefits is uncertain.  Expiring carryforwards and the required valuation allowances are adjusted annually. After application of the valuation allowances described above, the Company anticipates that no limitations will apply with respect to utilization of any of the other deferred tax assets described above.

The Company’s valuation allowance changed from $60,359 at December 31, 2019 to $203,606 at December 31, 2020 (see Note 23). The increase relates to federal deferred tax assets with respect to foreign tax credits, all net foreign deferred tax assets, all state net operating loss carryforwards and minor state tax attributes.  The valuation allowance associated with operating loss carryforwards and foreign deferred tax assets is primarily a result of not having sufficient income from deferred tax liability reversals in future periods to support the realization of the deferred tax assets. When the Company begins to generate taxable income at a normal level, the Company expects to reverse the valuation allowances with an offsetting increase to reported earnings.

Uncertain Tax Positions

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties, for the periods presented:

	Year Ended December 31,
	2018	2019	2020
Balance at January 1,	$18,266	$10,561	$10,235
Gross increases - tax positions in prior periods	—	1	32,417
Gross decreases - tax positions in prior periods	(143)	—	(88)
Gross increases - current period tax positions	424	202	4,010
Settlements	(7,191)	(522)	—
Foreign currency translation adjustments	(795)	(7)	(46)
Balance at December 31,	$10,561	$10,235	$46,528

The Company had $14,294 and $51,643 of unrecognized tax benefits, including interest and penalties, as of December 31, 2019 and 2020, respectively. Of these amounts, $14,294 and $51,643  represent the amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate for the years ended December 31, 2019 and 2020, respectively. The Company had $4,058 and $5,114 accrued for interest and penalties as of December 31, 2019 and 2020, respectively.

The Company prepares and files income tax returns based upon its interpretation of tax laws and regulations and record estimates based upon these judgments and interpretations. In the normal course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law resulting from legislation, regulation, and/or as concluded through the various jurisdictions' tax court systems. Significant judgment is exercised in applying complex tax laws and regulations across multiple global jurisdictions where we conduct our operations. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, including resolutions of any related appeals or litigation processes, based upon the technical merits of the position.

The Company is no longer subject to income tax audits from the Internal Revenue Service for years before 2017. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2016. The Company is no longer subject to non-U.S. income tax examinations by tax authorities in its major non-U.S. tax jurisdictions for years before 2006.

The Company is currently scheduled for an audit in California for tax years 2017 and 2018 and is under audit in the non-U.S. tax jurisdiction of Brazil.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

20.	COMMITMENTS AND CONTINGENCIES

Employment Agreements — As of December 31, 2020, the Company had employment agreements with Lee Roy Mitchell, Mark Zoradi, Sean Gamble, Valmir Fernandes and Michael Cavalier. The employment agreements for Messrs. Mitchell, Gamble, Fernandes and Cavalier are subject to automatic extensions for a one year period, unless the employment agreements are terminated. The employment agreement for Mr. Zoradi will expire on December 31, 2021 unless extended by the Company and Mr. Zoradi.  The base salaries stipulated in the employment agreements are subject to review at least annually during the term of the agreements for increase (but not decrease) by the Company’s Compensation Committee. Management personnel subject to these employment agreements are eligible to receive annual cash incentive bonuses upon the Company meeting certain performance targets established by the Compensation Committee.

Retirement Savings Plan — The Company has a 401(k) retirement savings plan (“401(k) Plan”) for the benefit of all eligible employees and makes matching contributions as determined annually in accordance with the 401(k) Plan. Employer matching contribution payments of $6,052 and $1,562 were made during 2019 and 2020, respectively. A liability of approximately $2,123 was recorded at December 31, 2020 for employer contribution payments to be made in 2021 for the remaining amounts owed for plan year 2020.

Legal Proceedings

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

Cinemark Holdings, Inc., et al vs Factory Mutual Insurance Company.  The Company filed suit on November 18, 2020, in the District Court, 471st Judicial District, Collin County, Texas.  On December 22, 2020, the case was moved to the US District Court for the Eastern District of Texas, Sherman Division.  The Company submitted a claim under its property insurance policy issued by Factory Mutual Insurance Company (the “FM Policy”) for losses sustained as a result of the COVID-19 pandemic and the forced closure of the Company’s theatres pursuant to orders issued by various government agencies.  Factory Mutual Insurance Company (“FM”) denied the Company’s claim.  The Company is seeking damages resulting from FM’s breach of contract, FM’s bad faith conduct and a declaration of the parties’ rights under the FM Policy.  While the Company cannot predict the outcome of this litigation, management believes this lawsuit will not have a material adverse effect on the company’s financial position or results of operations.

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
21.	SEGMENTS

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

Below is a breakdown of select financial information by reportable operating segment:

	Year Ended December 31,
	2018	2019	2020
Revenues
U.S.	$2,551,719	$2,594,246	$559,184
International	682,778	702,196	129,401
Eliminations	(12,762)	(13,343)	(2,275)
Total revenues	$3,221,735	$3,283,099	$686,310
Adjusted EBITDA (1)
U.S.	$648,576	$615,161	$(226,981)
International	132,941	129,884	(49,899)
Total Adjusted EBITDA	$781,517	$745,045	$(276,880)
Capital expenditures
U.S.	$270,870	$230,561	$64,026
International	75,203	73,066	19,904
Total capital expenditures	$346,073	$303,627	$83,930

(1)	Distributions from equity investees are reported entirely within the U.S. operating segment.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Year Ended December 31,
	2018	2019	2020
Net income (loss)	$215,305	$193,848	$(617,948)
Add (deduct):
Income taxes	95,429	79,912	(309,376)
Interest expense (1)	109,994	99,941	129,871
Loss on debt amendments and refinancing	1,484	—	—
Other income (2)	(18,472)	(22,441)	62,369
Distributions from DCIP (3)	5,799	23,696	10,383
Other cash distributions from equity investees (4)	24,344	29,670	15,047
Non-cash distributions from other equity investee (5)	—	—	(12,915)
Depreciation and amortization	261,162	261,155	259,776
Impairment of long-lived assets and investments	32,372	57,001	152,706
(Gain) loss on disposal of assets and other	38,702	12,008	(8,923)
Restructuring charges	—	—	20,369
Non-cash rent expense	—	(4,360)	2,357
Deferred lease expenses	(1,320)	—	—
Amortization of long-term prepaid rents	2,382	—	—
Share based awards compensation expense	14,336	14,615	19,404
Adjusted EBITDA	$781,517	$745,045	$(276,880)

(1)	Includes amortization of debt issue costs.
(2)	Includes interest income, foreign currency exchange gain (loss), interest expense – NCM and equity in income of affiliates and excludes distributions from NCM.
(3)

See discussion of cash distributions from DCIP, which were recorded as a reduction of the Company’s investment in DCIP, at Note 9.  These distributions are reported entirely within the U.S. operating segment.

(4)

Reflects cash distributions received from equity investees, other than those from DCIP noted above, that were recorded as a reduction of the respective investment balances (see Notes 8 and 9).  These distributions are reported entirely within the U.S. operating segment.

(5)	Reflects non-cash distribution of projectors from DCIP (see Note 9). These distributions are reported entirely within the U.S. operating segment.

Financial Information About Geographic Area

Below is a breakdown of select financial information by geographic area:

	Year Ended December 31,
	2018	2019	2020
Revenues
U.S.	$2,551,719	$2,594,246	$559,184
Brazil	283,009	302,074	59,321
Other international countries	399,769	400,122	70,080
Eliminations	(12,762)	(13,343)	(2,275)
Total	$3,221,735	$3,283,099	$686,310

	December 31, 2019	December 31, 2020
Theatre Properties and Equipment-net
U.S.	$1,479,603	$1,392,780
Brazil	140,570	72,080
Other international countries	212,960	150,202
Total	$1,735,247	$1,615,062

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

22.	RELATED PARTY TRANSACTIONS

The Company manages theatres for Laredo Theatres, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is the Company’s Chairman of the Board and directly and indirectly owns approximately 8% of the Company’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $654, $694 and $146 of management fee revenues during the years ended December 31, 2018, 2019 and 2020, respectively. All such amounts are included in the Company’s consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC to use, on occasion, a private aircraft owned by Copper Beech Capital, LLC. Copper Beech Capital, LLC is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech Capital, LLC the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip.  For the years ended December 31, 2018, 2019 and 2020, the aggregate amounts paid to Copper Beech Capital, LLC for the use of the aircraft was approximately $68, $114 and $12, respectively.

The Company currently leases 14 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of the Company’s directors and is an officer of the general partner of Syufy. Of these 15 leases, 14 have fixed minimum annual rent. The one lease without minimum annual rent has rent based upon a specified percentage of gross sales as defined in the lease. For the years ended December 31, 2018, 2019 and 2020, the Company paid total rent of approximately $23,447, $25,678 and $23,810, respectively, to Syufy.  During 2019, the Company began providing digital equipment support to drive-in theatres owned by Syufy.  The Company recorded approximately $30 and $0 of management fees related to these services during the years ended December 31, 2019 and 2020, respectively.

The Company has a 50% voting interest in FE Concepts, a joint venture with AWSR, an entity owned by Lee Roy Mitchell and Tandy Mitchell.  FE Concepts operates a family entertainment center that offers bowling, gaming, movies and other amenities.  See Note 9 for further discussion.  The Company has a theatre services agreement with FE Concepts under which the Company receives service fees for providing film booking and equipment monitoring services for the facility.  The Company recorded $64  and $34 of service fees during the years ended December 31, 2019 and 2020, respectively.  Additionally, the Company held a holiday party at the facility owned by FE Concepts for which the Company paid FE Concepts $78 in event fees during the year ended December 31, 2019.

23.	VALUATION AND QUALIFYING ACCOUNTS

The Company’s valuation allowance for deferred tax assets for the periods presented were as follows:

Valuation Allowance for Deferred Taxes
Balance at January 1, 2018	$35,246
Additions	22,005
Deductions	(2,526)
Balance at December 31, 2018	$54,725
Additions	7,611
Deductions	(1,977)
Balance at December 31, 2019	$60,359
Additions	144,239
Deductions	(992)
Balance at December 31, 2020	$203,606

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

24.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$714,723	$957,756	$821,817	$788,803	$3,283,099
Operating income	$57,368	$156,052	$58,531	$66,436	$338,387
Net income	$33,193	$101,861	$31,955	$26,839	$193,848
Net income attributable to Cinemark Holdings, Inc.	$32,728	$100,971	$31,353	$26,334	$191,386
Net income per share attributable to Cinemark Holdings, Inc.’s common stockholders:
Basic	$0.28	$0.86	$0.27	$0.22	$1.63
Diluted	$0.28	$0.86	$0.27	$0.22	$1.63

	2020(1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$543,616	$8,974	$35,478	$98,242	$686,310
Operating income (loss)	$(42,919)	$(214,275)	$(210,784)	$(286,996)	$(754,974)
Net income (loss)	$(59,422)	$(170,816)	$(148,036)	$(239,674)	$(617,948)
Net income (loss) attributable to Cinemark Holdings, Inc.	$(59,591)	$(170,389)	$(147,592)	$(239,256)	$(616,828)
Net income (loss) per share attributable to Cinemark Holdings, Inc.’s common stockholders:
Basic	$(0.51)	$(1.45)	$(1.25)	$(2.03)	$(5.25)
Diluted	$(0.51)	$(1.45)	$(1.25)	$(2.03)	$(5.25)
(1)	Quarterly results during the year ended December 31, 2020 were impacted by the COVID-19 pandemic (see Note 3) as well as impairment recorded (see Notes 1 and 11).

*****

SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CINEMARK HOLDINGS, INC.

PARENT COMPANY BALANCE SHEETS

(In thousands, except share data)

	December 31,	December 31,
	2019	2020
Assets
Cash and cash equivalents	$97	$394,800
Prepaid assets and other	—	8
Investment in subsidiaries	1,461,701	773,999
Total assets	$1,461,798	$1,168,807
Liabilities and equity
Liabilities
Accrued other current liabilities, including accounts payable to subsidiaries	$24,948	$38,338
Long-term debt	—	352,206
Other long-term liabilities	1,036	(9,710)
Total liabilities	25,984	380,834
Commitments and contingencies (see Note 6)
Equity
Common stock, $0.001 par value: 300,000,000 shares authorized, 121,863,515 shares issued and 117,151,656 shares outstanding at December 31, 2019 and 123,627,080 shares issued and 118,576,099 shares outstanding at December 31, 2020	122	124
Additional paid-in-capital	1,170,039	1,245,569
Treasury stock, 4,711,859 and 5,050,981 shares, at cost, at December 31, 2019 and December 31, 2020, respectively	(81,567)	(87,004)
Retained earnings	687,332	27,937
Accumulated other comprehensive loss	(340,112)	(398,653)
Total equity	1,435,814	787,973
Total liabilities and equity	$1,461,798	$1,168,807

The accompanying notes are an integral part of the condensed financial information of the registrant.

CINEMARK HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2018, 2019 and 2020

(in thousands)

	2018	2019	2020
Revenues	$—	$—	$—
Cost of operations	2,535	2,556	2,236
Operating loss	(2,535)	(2,556)	(2,236)
Interest expense	—	—	(14,220)
Other income	22	20	56
Loss before income taxes and equity in income of subsidiaries	(2,513)	(2,536)	(16,400)
Income taxes	605	609	5,740
Equity in income (loss) of subsidiaries, net of taxes	215,735	193,313	(606,168)
Net income (loss)	$213,827	$191,386	$(616,828)

The accompanying notes are an integral part of the condensed financial information of the registrant.

CINEMARK HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2018, 2019 and 2020

(In thousands)

	2018	2019	2020
Net income (loss)	$213,827	$191,386	$(616,828)
Other comprehensive income (loss), net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes of $1,243, $2,692 and $3,532, net of settlements	(3,851)	(8,210)	(10,949)
Other comprehensive income (loss) in equity method investments	(139)	(142)	—
Foreign currency translation adjustments	(62,253)	(12,753)	(47,592)
Total other comprehensive loss, net of tax	(66,243)	(21,105)	(58,541)
Comprehensive income (loss) attributable to Cinemark Holdings, Inc.	$147,584	$170,281	$(675,369)

The accompanying notes are an integral part of the condensed financial information of the registrant.

CINEMARK HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2018, 2019 and 2020

(in thousands)

	2018	2019	2020
Operating Activities
Net income (loss)	$213,827	$191,386	$(616,828)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Share based awards compensation expense	920	920	919
Equity in (income) loss of subsidiaries	(215,735)	(193,313)	606,168
Changes in other assets and liabilities	4,509	4,237	19,984
Net cash provided by operating activities	3,521	3,230	10,243
Investing Activities
Dividends received from subsidiaries	148,750	158,450	42,000
Net cash provided by investing activities	148,750	158,450	42,000
Financing Activities
Dividends paid to stockholders	(149,492)	(159,281)	(42,311)
Proceeds from convertible notes issued	—	—	460,000
Payment of debt issue costs	—	—	(17,122)
Purchase of convertible note hedges	—	—	(142,094)
Proceeds from warrants issued	—	—	89,424
Payroll taxes paid as a result of noncash stock option exercises	(2,905)	(2,308)	(5,437)
Net cash provided by (used for) financing activities	(152,397)	(161,589)	342,460
Increase (decrease) in cash and cash equivalents	(126)	91	394,703
Cash and cash equivalents:
Beginning of period	132	6	97
End of period	$6	$97	$394,800

The accompanying notes are an integral part of the condensed financial information of the registrant.

CINEMARK HOLDINGS, INC.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

In thousands, except share and per share data

1.	BASIS OF PRESENTATION

Cinemark Holdings, Inc. conducts substantially all of its operations through its subsidiaries. These statements should be read in conjunction with the Company’s consolidated financial statements and notes included elsewhere in this annual report on Form 10-K. There are significant restrictions over Cinemark Holdings, Inc.’s ability to obtain funds from its subsidiaries through dividends, loans or advances as contained in Cinemark USA, Inc.’s senior secured credit facility and the indentures to each of the 4.875% Senior Notes, the 5.125% Senior Notes and the 8.750% Secured Notes (collectively referred to herein as the “Notes”). These condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of Cinemark Holdings, Inc.’s subsidiaries under each of the debt agreements previously noted exceeds 25 percent of the consolidated net assets of Cinemark Holdings, Inc. As of December 31, 2020, the restricted net assets totaled approximately $665,618 and $608,788 under the senior secured credit facility and the Notes, respectively. See Note 13 to the Company’s consolidated financial statements included elsewhere in this annual report on Form 10-K.
2.	DIVIDEND PAYMENTS

Below is a summary of dividends declared for the fiscal periods indicated.

			Amount per Share of	Total
Declaration Date	Record Date	Payable Date	Common Stock	Dividends (1)
2/23/2018	3/8/2018	3/22/2018	$0.32	$37,471
5/25/2018	6/8/2018	6/22/2018	0.32	37,523
8/23/2018	9/4/2018	9/18/2018	0.32	37,530
11/15/2018	12/4/2018	12/18/2018	0.32	37,592
Total for year ended December 31, 2018			$1.28	$150,116

2/23/2019	3/8/2019	3/22/2019	$0.34	$39,905
5/24/2019	6/10/2019	6/24/2019	0.34	40,012
8/16/2019	9/4/2019	9/18/2019	0.34	40,020
11/22/2019	12/4/2019	12/18/2019	0.34	40,014
Total for year ended December 31, 2019			$1.36	$159,951

2/21/2020	3/6/2020	3/20/2020	$0.36	$42,567
Total for year ended December 31, 2020			$0.36	$42,567
(1)	Of the dividends recorded during 2018, 2019 and 2020, $624, $670 and $256, respectively, were related to outstanding restricted stock units and will not be paid until such units vest.
3.	DIVIDENDS RECEIVED FROM SUBSIDIARIES

During the years December 31, 2018, 2019 and 2020, Cinemark Holdings, Inc. received cash dividends of $148,750, $158,450 and $42,000, respectively, from its subsidiary, Cinemark USA, Inc.
4.	LONG-TERM DEBT

On August 21, 2020, Cinemark Holdings, Inc. issued $460,000 aggregate principal amount of 4.50% Convertible Senior Notes, which will mature on August 15, 2025.  Additionally, certain of Cinemark Holdings, Inc.’s subsidiaries have direct outstanding debt obligations. For a discussion of the debt obligations of Cinemark Holdings, Inc.’ and its subsidiaries, see Note 13 to the Company’s consolidated financial statements included elsewhere in this annual report on Form 10-K.

CINEMARK HOLDINGS, INC.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

In thousands, except share and per share data

5.	CAPITAL STOCK

Cinemark Holdings, Inc.’s capital stock along with its long-term incentive plan and related activity are discussed in Note 17 of the Company’s consolidated financial statements included elsewhere in this annual report on Form 10-K.

6.	COMMITMENTS AND CONTINGENCIES

Cinemark Holdings, Inc. has no direct commitments and contingencies, but its subsidiaries do. See Note 20 of the Company’s consolidated financial statements included elsewhere in this annual report on Form 10-K

*****