Form 10-Q
period 2021-03-31
Cinemark Holdings, Inc.
filed 2021-05-07
CIK 1385280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 30, 2021, 119,541,047 shares of common stock were issued and outstanding.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

Cautionary Statement Regarding Forward-Looking Statements

Certain matters within this Quarterly Report on Form 10Q include “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The “forward-looking statements” may include our current expectations, assumptions, estimates and projections about our business and our industry. They may include statements relating to future revenues, expenses and profitability, the future development and expected growth of our business, projected capital expenditures, attendance at movies generally or in any of the markets in which we operate, the number or diversity of popular movies released and our ability to successfully license and exhibit popular films, national and international growth in our industry, competition from other exhibitors and alternative forms of entertainment and determinations in lawsuits in which we are defendants. Forward-looking statements can be identified by the use of words such as “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict, including, among others, the impacts of COVID-19. Such risks and uncertainties could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. For a description of the risk factors, please review the “Risk Factors” section or other sections, or incorporated by reference to, the Company’s Annual Report on Form 10-K filed February 26, 2021 and the Current Report on Form 8-K filed March 4, 2021. All forward-looking statements are expressly qualified in their entirety by such risk factors. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$512,828	$655,338
Inventories	12,170	12,593
Accounts receivable	23,732	25,265
Current income tax receivable	174,658	165,151
Prepaid expenses and other	31,419	34,400
Total current assets	754,807	892,747
Theatre properties and equipment	3,348,813	3,403,103
Less: accumulated depreciation and amortization	1,815,515	1,788,041
Theatre properties and equipment, net	1,533,298	1,615,062
Operating lease right-of-use assets, net	1,246,115	1,278,191
Other assets
Goodwill	1,249,195	1,253,840
Intangible assets, net	313,085	314,195
Investment in NCM	145,458	151,962
Investments in affiliates	23,932	23,726
Deferred charges and other assets, net	31,064	33,199
Total other assets	1,762,734	1,776,922
Total assets	$5,296,954	$5,562,922

Liabilities and equity
Current liabilities
Current portion of long-term debt	$18,468	$18,056
Current portion of operating lease obligations	206,750	208,593
Current portion of finance lease obligations	14,486	16,407
Current income tax payable	55	5,632
Accounts payable and accrued expenses	354,751	357,753
Total current liabilities	594,510	606,441
Long-term liabilities
Long-term debt, less current portion	2,476,680	2,377,162
Operating lease obligations, less current portion	1,107,544	1,138,142
Finance lease obligations, less current portion	112,911	124,609
Long-term deferred tax liability	39,309	79,525
Long-term liability for uncertain tax positions	39,318	19,225
NCM screen advertising advances	342,240	344,255
Other long-term liabilities	60,459	74,594
Total long-term liabilities	4,178,461	4,157,512
Commitments and contingencies (see Note 19)
Equity
Cinemark Holdings, Inc.'s stockholders' equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 124,610,298 shares issued and 119,549,912 shares outstanding at March 31, 2021 and 123,627,080 shares issued and 118,576,099 shares outstanding at December 31, 2020	124	124
Additional paid-in-capital	1,176,633	1,245,569
Treasury stock, 5,060,386 and 5,050,981 shares, at cost, at March 31, 2021 and December 31, 2020, respectively	(87,012)	(87,004)
Retained earnings (deficit)	(174,866)	27,937
Accumulated other comprehensive loss	(401,290)	(398,653)
Total Cinemark Holdings, Inc.'s stockholders' equity	513,589	787,973
Noncontrolling interests	10,394	10,996
Total equity	523,983	798,969
Total liabilities and equity	$5,296,954	$5,562,922

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
Admissions	$56,121	$292,462
Concession	39,488	190,356
Other	18,752	60,798
Total revenues	114,361	543,616
Cost of operations
Film rentals and advertising	23,205	156,617
Concession supplies	7,140	34,812
Salaries and wages	31,166	87,544
Facility lease expense	64,829	82,241
Utilities and other	49,144	100,523
General and administrative expenses	35,858	41,018
Depreciation and amortization	68,160	65,256
Impairment of long-lived assets	—	16,619
Restructuring costs	(208)	—
Loss on disposal of assets and other	4,505	1,905
Total cost of operations	283,799	586,535
Operating loss	(169,438)	(42,919)
Other income (expense)
Interest expense	(36,553)	(24,666)
Interest income	646	2,084
Loss on extinguishment of debt	(2,603)	—
Foreign currency exchange loss	(2,974)	(4,848)
Distributions from NCM	77	5,224
Interest expense - NCM	(5,835)	(5,891)
Equity in income (loss) of affiliates	(6,806)	8,486
Total other expense	(54,048)	(19,611)
Loss before income taxes	(223,486)	(62,530)
Income taxes	(14,643)	(3,108)
Net loss	$(208,843)	$(59,422)
Less: Net income (loss) attributable to noncontrolling interests	(602)	169
Net loss attributable to Cinemark Holdings, Inc.	$(208,241)	$(59,591)

Weighted average shares outstanding
Basic	117,177	116,496
Diluted	117,177	116,496
Loss per share attributable to Cinemark Holdings, Inc.'s common stockholders
Basic	$(1.75)	$(0.51)
Diluted	$(1.75)	$(0.51)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(208,843)	$(59,422)
Other comprehensive loss, net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes of $2,244 and $2,230, net of settlements	5,704	(24,171)
Foreign currency translation adjustments	(9,465)	(57,625)
Total other comprehensive loss, net of tax	(3,761)	(81,796)
Total comprehensive loss, net of tax	(212,604)	(141,218)
Comprehensive (income) loss attributable to noncontrolling interests	602	(169)
Comprehensive loss attributable to Cinemark Holdings, Inc.	$(212,002)	$(141,387)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(208,843)	$(59,422)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation	67,495	64,005
Amortization of intangible and other assets	665	1,251
Amortization of debt issue costs	2,590	1,328
Interest accrued on NCM screen advertising advances	5,835	5,891
Amortization of NCM screen advertising advances and deferred revenues	(7,934)	(7,852)
Amortization of accumulated losses for amended swap agreements	1,124	—
Impairment of long-lived assets	—	16,619
Share based awards compensation expense	4,668	4,111
Loss on disposal of assets and other	4,505	1,905
Loss on extinguishment of debt	2,603	—
Non-cash rent expense	128	(591)
Equity in (income) loss of affiliates	6,806	(8,486)
Deferred income tax expenses	(18,070)	15,364
Distributions from equity investees	156	16,606
Changes in assets and liabilities and other	14,193	(66,290)
Net cash used for operating activities	(124,079)	(15,561)

Investing activities
Additions to theatre properties and equipment	(17,680)	(34,143)
Proceeds from sale of theatre properties and equipment and other	21	55
Investment in joint ventures and other, net	—	(50)
Net cash used for investing activities	(17,659)	(34,138)

Financing activities
Dividends paid to stockholders	—	(42,311)
Payroll taxes paid as a result of stock withholdings	(8)	(2,691)
Proceeds from revolving line of credit	—	98,800
Proceeds from issuance of senior notes	405,000	—
Proceeds from other borrowings	9,012	—
Redemption of senior notes	(400,000)	—
Repayments of long-term debt	(1,999)	(1,649)
Payment of debt issue costs	(5,980)	—
Fees paid related to debt refinancing	(1,435)	—
Payments on finance leases	(3,742)	(3,789)
Other	—	(392)
Net cash provided by financing activities	848	47,968

Effect of exchange rate changes on cash and cash equivalents	(1,620)	(7,183)

Decrease in cash and cash equivalents	(142,510)	(8,914)

Cash and cash equivalents:
Beginning of period	655,338	488,313
End of period	$512,828	$479,399

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

The accompanying condensed consolidated balance sheet as of December 31, 2020, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. Majority-owned subsidiaries of which the Company has control are consolidated while those affiliates of which the Company owns between 20% and 50% and does not control are accounted for under the equity method. Those affiliates of which the Company owns less than 20% are generally accounted for under the cost method, unless the Company is deemed to have the ability to exercise significant influence over the affiliate, in which case the Company would account for its investment under the equity method. The results of these subsidiaries and affiliates are included in the condensed consolidated financial statements effective with their formation or from their dates of acquisition. Intercompany balances and transactions are eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2020, included in the Annual Report on Form 10-K filed February 26, 2021 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results to be achieved for the full year.
2.	Impact of COVID-19 Pandemic

As the Company has previously disclosed, the COVID-19 pandemic has had an unprecedented impact on the world and the movie exhibition industry. The social and economic effects have been widespread, and the situation continues to evolve. As a movie exhibitor that operates spaces where patrons gather in close proximity, the Company has been, and continues to be, significantly impacted by protective actions taken by governmental authorities to control the spread of the pandemic. To comply with government mandates at the initial outbreak of the COVID-19 pandemic, the Company temporarily closed all of its theatres in the U.S. and Latin America in March of 2020, implemented temporary personnel and salary reductions, halted non-essential operating and capital expenditures, and negotiated modified timing and/or abatement of contractual payments with landlords and other major suppliers until its theatres reopened.  In addition, the Company suspended its quarterly dividend.

As of March 31, 2021, the Company had reopened 301 of its domestic theatres and 78 of its international theatres and continued to show a limited volume of new releases along with library content during reduced operating hours.  Theatre staffing levels remain reduced as compared to pre-COVID levels due to limited operating hours as well as the Company’s focus on initiatives to enhance productivity. The Company also continues to limit operating expenses and capital expenditures to essential activities and projects as volumes remain reduced.  The Company is continuing to work with landlords and other vendors to extend payment terms while it reopens theatres and recovers from the impacts of the COVID-19 pandemic.

Based on the Company’s current estimates of recovery, it believes it has, and will generate, sufficient cash to sustain operations. Nonetheless, the COVID-19 pandemic has had, and continues to have, adverse effects on the Company’s business, results of operations, cash flows and financial condition.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Restructuring Charges

During June 2020, Company management approved and announced a restructuring plan to realign its operations to create a more efficient cost structure (referred to herein as the “Restructuring Plan”).  The Restructuring Plan primarily included a permanent headcount reduction at its domestic corporate office and the permanent closure of certain domestic and international theatres.  The following table summarizes activity recorded during the three months ended March 31, 2021:

	U.S. Operating Segment			International Operating Segment			Consolidated
	Employee-related Costs	Facility Closure Costs	Total Charges	Employee-related Costs	Facility Closure Costs	Total Charges	Employee-related Costs	Facility Closure Costs	Total Charges
Balance at December 31, 2020	$840	$5,740	$6,580	$—	$161	$161	$840	$5,901	$6,741
Amounts paid	(350)	—	(350)	—	—	—	(350)	—	(350)
Reserve adjustments	—	(208)	(208)	—	—	—	—	(208)	(208)
Balance at March 31, 2021	$490	$5,532	$6,022	$—	$161	$161	$490	$5,693	$6,183

The remaining accrued restructuring costs of $6,183 are reflected in accounts payable and accrued expenses on the condensed consolidated balance sheet as of March 31, 2021.
3.	New Accounting Pronouncements

Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU 2020-04”) and ASU 2021-01, Reference Rate Reform (Topic 848): Scope, (“ASU 2021-01”). The purpose of ASU 2020-04 is to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. More specifically, the amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.  The amendments in ASU 2021-01 clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition.  The amendments in ASU 2020-04 and ASU 2021-01 are effective as of March 12, 2020 through December 31, 2022. The Company is evaluating the impact of ASU 2020-04 and ASU 2021-01 and their impact on its condensed consolidated financial statements.

ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”).  In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt.  The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020.  The Company elected to adopt ASU 2020-06 effective January 1, 2021.  See discussion of the impact of adoption at Note 7.
4.	Lease Accounting

Lease Deferrals and Abatements

Upon the temporary closure of theatres in March 2020, the Company initiated discussions with landlords to negotiate the deferral of rent and other lease-related payments with certain of its landlords.  The amendments signed with the landlords involve varying concessions, including the abatement of rent payments during closure, deferral of all or a portion of rent payments to later periods and deferrals of rent payments to later periods combined with an early exercise of an existing renewal option or extension of the lease term.  In some cases, the Company is entitled to rent-free periods while theatres remain closed in certain locations due to local regulations.  Total payments deferred as of March 31, 2021 were $65,203, of which $48,287 is included in accounts payable and accrued expenses and $16,915 is included in other long-term liabilities in the condensed consolidated balance sheet.

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

The following table represents the Company’s aggregate lease costs, by lease classification, for the periods presented.

		Three Months Ended
		March 31
Lease Cost	Classification	2021	2020
Operating lease costs
Equipment (1)	Utilities and other	$445	$1,541
Real Estate (2)(3)	Facility lease expense	63,759	81,658
Total operating lease costs		$64,204	$83,199

Finance lease costs
Amortization of leased assets	Depreciation and amortization	$3,250	$3,707
Interest on lease liabilities	Interest expense	1,570	1,851
Total finance lease costs		$4,820	$5,558
(1)	Includes approximately $315 and $413 of short-term lease payments for the three months ended March 31, 2021 and 2020, respectively.
(2)

Includes approximately $(2,344) and $12,247 of variable lease payments based on a change in index, such as CPI or inflation, variable payments based on revenues or attendance and variable common area maintenance costs for the three months ended March 31, 2021 and 2020, respectively.

(3)	Approximately $364 and $460 of lease payments are included in general and administrative expenses primarily related to office leases for the three months ended March 31, 2021 and 2020, respectively.

The following table represents the minimum cash lease payments recorded as lease expense, interest expense and a reduction of lease liabilities, as well as the non-cash addition of lease assets for the periods indicated.

	Three Months Ended
	March 31,
Other Information	2021	2020
Contractual cash payments included in the measurement of lease liabilities(1)
Cash outflows for operating leases	$66,233	$70,539
Cash outflows for finance leases - operating activities	$1,566	$1,811
Cash outflows for finance leases - financing activities	$3,742	$3,789
Non-cash amount of leased assets obtained in exchange for:
Operating lease liabilities	$24,877	$37,803
Finance lease liabilities	$—	$—
(1)

As discussed above at Lease Deferrals and Abatements, the Company negotiated certain lease amendments to defer and/or abate contractual payments as a result of the COVID-19 pandemic and temporary closure of theatres.  In accordance with FASB Staff guidance, the Company did not recalculate lease liabilities and right of use assets for amendments that did not result in a substantial increase in the rights of the lessor or the obligations of the lessee.  Contractual payment amounts for the three months ended March 31, 2021 above are prior to the impact of deferred or abated rent amounts.

As of March 31, 2021, the Company had signed lease agreements with total noncancelable lease payments of approximately $183,689 related to theatre leases that had not yet commenced.  The timing of lease commencement is dependent on the completion of construction of the related theatre facility.  Additionally, these amounts are based on estimated square footage and costs to construct each facility and may be subject to adjustment upon final completion of each construction project.  In accordance with ASC Topic 842, fixed minimum lease payments related to these theatres are not included in the right-of-use assets and lease liabilities as of March 31, 2021.

5.	Revenue Recognition

The Company’s patrons have the option to purchase movie tickets well in advance of a movie showtime or right before the movie showtime, or at any point in between those two timeframes depending on seat availability. The Company recognizes such admissions revenues when the showtime for a purchased movie ticket has passed. Concession revenues are recognized when products are sold to the consumer. Other revenues primarily consist of screen advertising and screen rental revenues, promotional income,

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

studio trailer placements and transactional fees. The Company sells gift cards and discount ticket vouchers, the proceeds from which are recorded as deferred revenues. Deferred revenues for gift cards and discount ticket vouchers are recognized when they are redeemed for concession items or, if redeemed for movie tickets, when the showtime has passed. The Company offers a subscription program in the U.S. whereby patrons can pay a monthly fee to receive a monthly credit for use towards a future movie ticket purchase. The Company records the monthly subscription program fees as deferred revenues and records admissions revenues when the showtime for a movie ticket purchased with a credit has passed.  The Company has loyalty programs in the U.S. and many of its international locations that either have a prepaid annual membership fee or award points to customers as purchases are made. For those loyalty programs that have an annual membership fee, the Company recognizes the fee collected as other revenues on a straight-line basis over the term of the membership.  For those loyalty programs that award points to customers based on their purchases, the Company records a portion of the original transaction proceeds as deferred revenues based on the number of reward points issued to customers and recognizes the deferred revenues when the customer redeems such points. The value of loyalty points issued is based on the estimated fair value of the rewards offered. The Company generally records breakage revenue on gift cards and discount ticket vouchers based on redemption activity and historical experience with unused balances. The Company also records breakage revenue generally upon the expiration of loyalty points and subscription credits. Advances collected on concession and other contracts are deferred and recognized during the period in which the Company satisfies the related performance obligations, which may differ from the period in which the advances are collected.

Accounts receivable as of March 31, 2021 and December 31, 2020 included approximately $6,484 and $6,232 of receivables, respectively, related to contracts with customers.  The Company did not record any assets related to the costs to obtain or fulfill a contract with customers during the three months ended March 31, 2021 or March 31, 2020.

Disaggregation of Revenue

The following tables present revenues for the three months ended March 31, 2021 and 2020, disaggregated based on major type of good or service and by reportable operating segment and disaggregated based on timing of revenue recognition.

	Three Months Ended
	March 31, 2021
	U.S.	International
	Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated
Admissions revenues	$48,487	$7,634	$56,121
Concession revenues	33,041	6,447	39,488
Screen advertising, screen rental and promotional revenues (2)	11,167	2,201	13,368
Other revenues	4,394	990	5,384
Total revenues	$97,089	$17,272	$114,361

	Three Months Ended
	March 31, 2020
	U.S.	International
	Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated
Admissions revenues	$232,326	$60,136	$292,462
Concession revenues	152,758	37,598	190,356
Screen advertising, screen rental and promotional revenues	18,209	12,446	30,655
Other revenues	24,150	5,993	30,143
Total revenues	$427,443	$116,173	$543,616

	Three Months Ended
	March 31, 2021
	U.S.	International
	Operating	Operating
Timing of Recognition	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$80,534	$14,312	$94,846
Goods and services transferred over time (2)	16,555	2,960	19,515
Total	$97,089	$17,272	$114,361

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	Three Months Ended
	March 31, 2020
	U.S.	International
	Operating	Operating
Timing of Recognition	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$401,442	$101,252	$502,694
Goods and services transferred over time	26,001	14,921	40,922
Total	$427,443	$116,173	$543,616
(1)	U.S. segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 17 for additional information on intercompany eliminations.
(2)	Amount includes amortization of NCM screen advertising advances. See Deferred Revenues below.

Deferred Revenues

The following table presents changes in the Company’s NCM screen advertising advances and deferred revenues for the three months ended March 31, 2021.

	NCM screen advertising advances (1)	Other Deferred Revenues (2)	Total
Balance at January 1, 2021	$344,255	$138,830	$483,085
Amounts recognized as accounts receivable	—	93	93
Cash received from customers in advance	—	8,024	8,024
Interest accrued related to significant financing component	5,835	—	5,835
Revenue recognized during period	(7,850)	(13,258)	(21,108)
Foreign currency translation adjustments	—	(1,071)	(1,071)
Balance at March 31, 2021	$342,240	$132,618	$474,858
(1)	See Note 9 for the maturity of balance as of March 31, 2021.
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

The table below summarizes the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of March 31, 2021 and when the Company expects to recognize this revenue.

	Twelve Months Ended March 31,
Remaining Performance Obligations	2022	2023	2024	2025	2026	Thereafter	Total
Other deferred revenues	$118,836	$13,782	$—	$—	$—	$—	$132,618

6.	Loss Per Share

The following table presents computations of basic and diluted loss per share:

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net loss attributable to Cinemark Holdings, Inc.	$(208,241)	$(59,591)
Loss allocated to participating share-based awards (1)	3,144	350
Net loss attributable to common stockholders	$(205,097)	$(59,241)

Denominator (shares in thousands):
Basic weighted average common stock outstanding	117,177	116,496
Common equivalent shares for restricted stock units (2)	—	—
Common equivalent shares for convertible notes (3)	—	—
Diluted common equivalent shares	117,177	116,496

Basic loss per share attributable to common stockholders	$(1.75)	$(0.51)
Diluted loss per share attributable to common stockholders	$(1.75)	$(0.51)

(1)	For the three months ended March 31, 2021 and 2020, a weighted average of approximately 1,797 and 683 shares of restricted stock, respectively, were considered participating securities.
(2)	For the three months ended March 31, 2021 and 2020, approximately 65 and 92, respectively, common equivalent shares for restricted stock units were excluded because they were anti-dilutive.
(3)	For the three months ended March 31, 2021, excludes the conversion of the 4.50% Convertible Senior Notes, issued August 21, 2020, into 32,051 shares of common stock, as they would be anti-dilutive.

The Company considers its unvested share-based payment awards, which contain non-forfeitable rights to dividends, participating securities, and includes such participating securities in its computation of loss per share pursuant to the two-class method. Basic loss per share for the two classes of stock (common stock and unvested restricted stock) is calculated by dividing net loss by the weighted average number of shares of common stock and unvested restricted stock outstanding during the reporting period. Diluted loss per share is calculated using the weighted average number of shares of common stock plus the potentially dilutive effect of common equivalent shares outstanding determined under both the two-class method and the treasury stock method.

The impact of the 4.50% Convertible Senior Notes on diluted loss per share are calculated under the if-converted method, which assumes conversion of the notes at the beginning of the period.  During the three months ended March 31, 2021, the weighted average closing price of the Company’s common stock of $21.15 exceeded the exercise price of $14.35 per share.  The if-converted value of the 4.50% Convertible Senior Notes exceeded the aggregate outstanding principle value of the notes by $279,745.

As stated in Note 13 of the Company’s Annual Report on Form 10-K filed February 26, 2021, the Company entered into hedge transactions with, and sold warrants to, counterparties in connection with the issuance of the 4.50% Convertible Senior Notes.  The weighted average closing price of the Company’s common stock of $21.15 did not exceed the exercise price of $22.08 per share for the warrants during the three months ended March 31, 2021.  The hedge transactions are generally expected to reduce the potential dilution of any conversion of the 4.50% Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 4.50% Convertible Senior Notes, as the case may be.

7.	Long Term Debt Activity

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a $700,000 term loan and a $100,000 revolving credit line (the “Credit Agreement”).  As of March 31, 2021, there was $638,083 outstanding under the term loan and no borrowings were outstanding under the revolving credit line.   As of March 31, 2021, $100,000 was available for borrowing under the revolving credit line. Quarterly principal payments of $1,649 are due on the term loan through December 31, 2024, with a final principal payment of $613,351 due on March 29, 2025.  The revolving credit line matures November 28, 2022.  The average interest rate applicable to outstanding term loan borrowings under the Credit Agreement at March 31, 2021 was approximately 3.4% per annum, after giving effect to the interest rate swap agreements discussed below.

On April 17, 2020, in conjunction with the issuance of the 8.750% Secured Notes discussed below, the Company obtained a waiver of the leverage covenant.  The leverage covenant applies when amounts are outstanding under the revolving line of credit under the Credit Agreement for the fiscal quarters ending September 30, 2020 and December 31, 2020.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

On August 21, 2020, the Company further amended the waiver of the leverage covenant to extend through the fiscal quarter ending September 30, 2021.  The amendment also (i) modifies the leverage covenant calculation beginning with the calculation for the trailing twelve-month period ended December 31, 2021, (ii) for purposes of testing the consolidated net senior secured leverage ratio for the fiscal quarters ending on December 31, 2021, March 31, 2022 and June 30, 2022, permits the Company to substitute Consolidated EBITDA for the first three fiscal quarters of 2019 in lieu of Consolidated EBITDA for the corresponding fiscal quarters of 2021, (iii) modifies the restrictions imposed by the covenant waiver, and (iv) makes such other changes to permit the issuance of the 4.50% Convertible Senior Notes discussed below.

5.875% Senior Notes

On March 16, 2021, Cinemark USA, Inc. issued $405,000 aggregate principal amount of 5.875% senior notes due 2026, at par value (the “5.875% Senior Notes”). Proceeds, after payment of fees, were used to fund a cash tender offer to purchase any and all of Cinemark USA’s 5.125% Senior Notes (the “5.125% Senior Notes”) and to redeem any of the 5.125% Senior Notes that remained outstanding after the tender offer. See further discussion of the tender offer below.  Interest on the 5.875% Senior Notes is payable on March 15 and September 15 of each year, beginning September 15, 2021. The 5.875% Senior Notes mature on March 15, 2026. The Company incurred debt issue costs of approximately $5,980 in connection with the issuance, which are recorded as a reduction of long-term debt, less current on the consolidated balance sheet.

The 5.875% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of Cinemark USA, Inc.’s subsidiaries that guarantee, assume or become liable with respect to any of Cinemark USA, Inc.’s or a guarantor’s debt. The 5.875% Senior Notes and the guarantees are senior unsecured obligations and rank equally in right of payment with all of Cinemark USA, Inc.’s and its guarantor’s existing and future senior debt and are senior in right of payment to all of Cinemark USA, Inc.’s and its guarantors’ existing and future senior subordinated debt. The 5.875% Senior Notes and the guarantees are effectively subordinated to all of Cinemark USA, Inc.’s and its guarantor’s existing and future secured debt to the extent of the value of the collateral securing such debt, including all borrowings under Cinemark USA, Inc.’s amended senior secured credit facility. The 5.875% Senior Notes and the guarantees are structurally subordinated to all existing and future debt and other liabilities of Cinemark USA, Inc.’s subsidiaries that do not guarantee the 5.875% Senior Notes.

The indenture to the 5.875% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. Upon a change of control, as defined in the indenture, the Company would be required to make an offer to repurchase the 5.875% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 5.875% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if we satisfy the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances.

Prior to March 15, 2023, Cinemark USA, Inc. may redeem all or any part of the 5.875% Senior Notes at its option at 100% of the principal amount plus a make-whole premium plus accrued and unpaid interest on the 5.875% Senior Notes to the date of redemption. After March 15, 2023, Cinemark USA, Inc. may redeem the 5.875% Senior Notes in whole or in part at redemption prices specified in the indenture. In addition, prior to March 15, 2023, Cinemark USA, Inc. may redeem up to 40% of the aggregate principal amount of the 5.875% Senior Notes from the net proceeds of certain equity offerings at the redemption price set forth in the indenture.

5.125% Senior Notes

On March 16, 2021, Cinemark USA, Inc. completed a tender offer to purchase its previously outstanding 5.125% Senior Notes, of which $333,990 was tendered at the expiration of the offer.  On March 16, 2021, Cinemark USA, Inc. also issued a notice of optional redemption to redeem the remaining $66,010 principal amount of the 5.125% Senior Notes. In connection therewith, Cinemark USA deposited with Wells Fargo Bank, N.A., as Trustee for the 5.125% Senior Notes (the “Trustee”), funds sufficient to redeem all 5.125% Notes remaining outstanding on April 15, 2021 (the “Redemption Date”). The redemption payment (the “Redemption Payment”) included $66,010 of outstanding principal at the redemption price equal to 100.000% of the principal amount plus accrued and unpaid interest thereon to the Redemption Date. Upon deposit of the Redemption Payment with the Trustee on March 16, 2021, the indenture governing the 5.125% Senior Notes was fully satisfied and discharged.

The Company recorded a loss on extinguishment of debt of $2,603 during the three months ended March 31, 2021, which included the write-off of $1,168 unamortized debt issuance costs and the payment of $1,435 in fees.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Additional Borrowings of International Subsidiaries

During the three months ended March 31, 2021, certain of the Company’s international subsidiaries borrowed an aggregate of $9,012 under various local bank loans.  Below is a summary of these loans:

	Loan Amounts
Loan Description	(in USD)	Interest Rates	Covenants	Maturity
Peru bank loan	$3,277	4.8%	Negative covenants	January 2024
Brazil bank loan	$5,735	4.0%	Negative covenants	January 2029

Additionally, the Company deposited cash into a collateral account to support the issuance of bank letters of credit to the lenders for the international loans noted above.  The total amount deposited during the three months ended March 31, 2021 was $7,300.  Total deposits made to support bank letters of credit for the Company’s outstanding international loans is $21,147 and is considered restricted cash as of March 31, 2021.

Interest Rate Swap Agreements

Below is a summary of the Company’s interest rate swap agreements designated as cash flow hedges as of March 31, 2021:

					Estimated
					Fair Value at
Notional					March 31,
Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	2021 (1)
$137,500	December 31, 2018	2.12%	1-Month LIBOR	December 31, 2024	$7,567
$175,000	December 31, 2018	2.12%	1-Month LIBOR	December 31, 2024	9,687
$137,500	December 31, 2018	2.19%	1-Month LIBOR	December 31, 2024	8,003
$150,000	March 31, 2020	0.57%	1-Month LIBOR	March 31, 2022	642
				Total	$25,899
(1)

Approximately $9,786 of the total is included in accounts payable and accrued expenses and $16,113 is included in other long-term liabilities on the condensed consolidated balance sheet as of March 31, 2021.

  Upon amending the interest rate swap agreements effective March 31,2020, the Company determined that the interest payments hedged with the agreements are still probable to occur, therefore the loss that accumulated on the swaps prior to the amendments of $29,359 is being amortized to interest expense through December 31, 2022, the original maturity dates of the swaps.   Approximately $1,124 was recorded in amortization of accumulated losses for amended swaps in the condensed consolidated income statement for the three months ended March 31, 2021, respectively.

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

Adoption of ASU 2020-06

ASU 2020-06 simplifies the guidance on an issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature of such debt. Instead, they will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models reduces reported interest expense and increases reported net income for entities that have issued a convertible instrument within the scope of those models before the adoption of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method is no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company adopted ASU 2020-06 under the modified retrospective method effective January 1, 2021.  As a result of the adoption, the entire $460,000 principal balance of the 4.50% Convertible Senior Notes are recorded in long-term debt and is no longer bifurcated between long-term debt and equity. The impact of the adoption is as follows:

•	Reclassified $101,123 previously allocated to the cash conversion feature and recorded in equity, from equity to long term debt on the condensed consolidated balance sheet.
•	Reversed the accretion of interest of $5,714 on the 4.50% Convertible Senior Notes recorded during the year ended December 31, 2020 with a credit to retained earnings.
•	Reclassified $3,764 of debt issue costs previously allocated to equity to long-term debt on the condensed consolidated balance sheet.
•	Recorded offsetting amortization of debt issue costs of $274 as an adjustment to retained earnings on the condensed consolidated balance sheet.

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt using the market approach, which utilizes quoted market prices that fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by ASC 820, Fair Value Measurement (“ASC Topic 820”). The carrying value of the Company’s long-term debt, excluding unamortized debt discounts and debt issue costs, was $2,538,135 and $2,527,900 as of March 31, 2021 and December 31, 2020, respectively. The fair value of the Company’s long-term debt was $2,846,837 and $2,652,635 as of March 31, 2021 and December 31, 2020, respectively.

8.   Equity

Below is a summary of changes in stockholders’ equity attributable to Cinemark Holdings, Inc., noncontrolling interests and total equity for the three months ended March 31, 2021 and 2020:

	Common Stock	Treasury Stock	Additional Paid-In-Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Cinemark Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2021	$124	$(87,004)	$1,245,569	$27,937	$(398,653)	$787,973	$10,996	$798,969
Impact of adoption of ASU 2020-06, net of deferred taxes of $23,756 (See Note 7)	—	—	(73,604)	5,440	—	(68,164)	—	(68,164)
Issuance of share based awards and share based awards compensation expense	—	—	4,668	—	—	4,668	—	4,668
Stock withholdings related to share based awards that vested during the three months ended March 31, 2021	—	(8)	—	—	—	(8)	—	(8)
Dividends accrued on unvested restricted stock unit awards	—	—	—	(2)	—	(2)	—	(2)
Net loss	—	—	—	(208,241)	—	(208,241)	(602)	(208,843)
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	5,704	5,704	—	5,704
Amortization of accumulated losses for amended swap agreements	—	—	—	—	1,124	1,124	—	1,124
Foreign currency translation adjustments	—	—	—	—	(9,465)	(9,465)	—	(9,465)
Balance at March 31, 2021	$124	$(87,012)	$1,176,633	$(174,866)	$(401,290)	$513,589	$10,394	$523,983

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	Common Stock	Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Cinemark Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2020	$122	$(81,567)	$1,170,039	$687,332	$(340,112)	$1,435,814	$12,508	$1,448,322
Issuance of share based awards and share based awards compensation expense	—	—	4,111	—	—	4,111	—	4,111
Stock withholdings related to share based awards that vested during the three months ended March 31, 2020	—	(2,691)	—	—	—	(2,691)	—	(2,691)
Dividends paid to stockholders, $0.36 per common share (1)	—	—	—	(42,311)	—	(42,311)	—	(42,311)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(392)	(392)
Dividends accrued on unvested restricted stock unit awards (1)	—	—	—	(256)	—	(256)	—	(256)
Net income (loss)	—	—	—	(59,591)	—	(59,591)	169	(59,422)
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	(24,171)	(24,171)	—	(24,171)
Foreign currency translation adjustments	—	—	—	—	(57,625)	(57,625)	—	(57,625)
Balance at March 31, 2020	$122	$(84,258)	$1,174,150	$585,174	$(421,908)	$1,253,280	$12,285	$1,265,565
(1)

On March 20, 2020 the Company paid a $0.36 dividend per common share to stockholders of record on March 6, 2020.  Additionally, the Company accrued dividends on outstanding unvested restricted stock units.

9.	Investment in National CineMedia LLC

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

	Investment in NCM	NCM Screen Advertising Advances	Distributions from NCM	Equity in Loss	Other Revenue	Interest Expense - NCM	Cash Received
Balance as of January 1, 2021	$151,962	$(344,255)
Screen rental revenues earned under ESA (1)	—	—	—	—	(855)	—	855
Interest accrued related to significant financing component	—	(5,835)	—	—	—	5,835	—
Receipt under tax receivable agreement	(156)	—	(77)	—	—	—	233
Equity in loss	(6,348)	—	—	6,348	—	—	—
Amortization of screen advertising advances	—	7,850	—	—	(7,850)	—	—
Balance as of and for the three months ended March 31, 2021	$145,458	$(342,240)	$(77)	$6,348	$(8,705)	$5,835	$1,088
(1)

Amounts include the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $370.

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

Common Unit Adjustments

The Company also periodically receives consideration in the form of common units from NCM.  Annual adjustments to the common membership units are made primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated. The common units received are recorded at estimated fair value as an increase in the Company’s investment in NCM with an offset to NCM screen advertising advances.

During March 2021, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, the Company will receive an additional 2,311,482 common units of NCM, each of which is convertible into one share of NCMI common stock. The Company will record the additional common units received at estimated fair value with a corresponding adjustment to NCM screen advertising advances when they are received in April 2021.

As of March 31, 2021, the Company owned a total of 40,850,068 common units of NCM (excluding the common units to be received in April 2021 noted above), representing an ownership interest of approximately 25%. Each of the Company’s common units in NCM is convertible into one share of NCM, Inc. common stock.  As of March 31, 2021, the estimated fair value of the Company’s investment in NCM was approximately $188,727 based on NCM, Inc.’s stock price as of March 31, 2021 of $4.62 per share (Level 1 input as defined in FASB ASC Topic 820).

Exhibitor Services Agreement

As discussed above, the Company’s domestic theatres are part of the in-theatre digital network operated by NCM under the ESA. NCM provides advertising to the Company’s theatres through its branded “Noovie” pre-show entertainment program and also handles lobby promotions and displays for our theatres.  The Company receives a monthly theatre access fee for participation in the NCM network and also earns screen advertising revenue on a per patron basis.   The screen advertising revenues earned under the ESA are reflected in other revenue on the condensed consolidated income statement.

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

The recognition of revenue related to the NCM screen advertising advances are recorded through February 2041.

	Twelve Months Ended March 31,
Remaining Maturity	2022	2023	2024	2025	2026	Thereafter	Total
NCM screen advertising advances (1)	$8,407	$8,989	$9,612	$10,279	$10,994	$293,959	$342,240
(1)	Amounts are net of the estimated interest to be accrued for the periods presented. See discussion of significant financing component below.

Significant Financing Component

In connection with the completion of the NCMI initial public offering, the Company amended and restated its ESA with NCM and received approximately $174,000 in cash consideration from NCM. The proceeds were recorded as deferred revenue and are being amortized over the term of the modified ESA, or through February 2041. In addition to the consideration received upon the ESA modification during 2007, the Company also receives consideration in the form of common units from NCM, at each annual common unit adjustment settlement, in exchange for exclusive access to the Company’s newly opened domestic screens under the ESA. Due to the significant length of time between receiving the consideration from NCM and fulfillment of the related performance obligation, the ESA includes an implied significant financing component, as per the guidance in ASC Topic 606. As a result of the significant financing component, the Company recognized incremental screen rental revenue and an offsetting interest expense of $7,851 and $5,835, respectively, during the three months ended March 31, 2021. The interest expense was calculated using the Company’s incremental borrowing rates at the time when the cash was received from the NCMI IPO and each tranche of common units was received from NCM, which ranged from 4.4% to 8.3%.

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

NCM Financial Information

Below is summary financial information for NCM for the periods indicated:

	Three Months Ended	Three Months ended
	April 1, 2021	March 26, 2020
Gross revenues	$5,445	$64,700
Operating income (loss)	$(28,239)	$4,900
Net loss	$(43,497)	$(8,600)

	As of	As of
	April 1, 2021	December 31, 2020
Current assets	$151,292	$142,566
Noncurrent assets	$681,560	$685,643
Current liabilities	$37,569	$46,872
Noncurrent liabilities	$1,116,244	$1,072,207
Members deficit	$(320,961)	$(290,870)

10.	Other Investments

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

Effective November 1, 2020, the Company amended the master equipment lease agreement (“MELA”) with Kasima LLC, which is an indirect subsidiary of DCIP, resulting in the termination of the MELA.  Upon termination of the MELA, the Company received a distribution of the digital projection equipment that it previously leased.  As the fair value of the distributed projectors was greater than the Company’s investment in DCIP at the time of the distribution, the investment in DCIP was reduced to zero at the time of the distribution.  The Company does not recognize undistributed equity in the earnings or loss of its investment in DCIP until such time that future net earnings, less distributions received, surpass the amount of the excess distribution.

As of March 31, 2021, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is summary financial information for DCIP for the periods indicated:

	Three Months Ended
	March 31, 2021	March 31, 2020
Gross revenues	$5,624	$32,510
Operating income (loss)	$3,980	$(5,239)
Net income (loss)	$3,901	$(11,140)

	As of
	March 31, 2021	December 31, 2020
Current assets	$29,987	$36,372
Noncurrent assets	$172	$205
Current liabilities	$23,125	$39,844
Noncurrent liabilities	$940	$687
Members' equity	$6,094	$(3,954)

The Company had the following transactions with DCIP, reflected in utilities and other costs on the condensed consolidated statements of income, during the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
Equipment lease payments (1)	$1,045	$1,038
Warranty reimbursements from DCIP	$(266)	$(3,123)
Management service fees	$11	$84
(1)

As a result of the MELA amendment noted above, the Company recorded a lease termination liability during 2020.  The lease termination payments made during the three months ended March 31, 2021 reduced the liability outstanding.  The remaining termination liability of $2,084 as of March 31, 2021 is reflected in accrued other current liabilities on the condensed consolidated balance sheet.

Other Investment Activity

Below is a summary of activity for each of the Company’s other investments for the three months ended March 31, 2021:

	AC JV, LLC	DCDC	FE Concepts	Other	Total
Balance at January 1, 2021	$3,745	$1,255	$18,273	$453	$23,726
Equity loss	(453)	16	(21)	—	(458)
Other	—	—	—	664	664
Balance at March 31, 2021	$3,292	$1,271	$18,252	$1,117	$23,932

AC JV, LLC

During December 2013, the Company, Regal, AMC (the “AC Founding Members”) and NCM entered into a series of agreements that resulted in the formation of AC JV, LLC (“AC”), a joint venture that owns “Fathom Events” formerly operated by NCM.  The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators, including concerts, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. The Company paid event fees to AC of $230 and $1,673 for the three months ended March 31, 2021 and 2020, respectively, which are included in film rentals and advertising costs on the condensed consolidated statements of income. The Company accounts for its investment in AC under the equity method of accounting.

Digital Cinema Distribution Coalition

Digital Cinema Distribution Coalition (“DCDC”) is a joint venture among the Company, Universal, Warner Bros., AMC and Regal.  DCDC operates a satellite distribution network that distributes all digital content to U.S. theatres via satellite. The Company has an approximate 14.6% ownership in DCDC. The Company paid approximately $64 and $105 to DCDC during the three months ended March 31, 2021 and 2020, respectively, related to content delivery services provided by DCDC.  These fees are included in film rentals and advertising costs on the condensed consolidated statements of income. The Company accounts for its investment in DCDC

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

under the equity method of accounting.

FE Concepts, LLC

The Company has a 50% voting interest in a joint venture, FE Concepts, LLC (“FE Concepts”) with AWSR Investments, LLC, an entity owned by Lee Roy Mitchell and Tandy Mitchell.  FE Concepts operates a family entertainment center that offers bowling, gaming, movies and other amenities.  The Company accounts for its investment in FE Concepts under the equity method of accounting.  The Company has a theatre services agreement with FE Concepts under which it provides film booking and equipment monitoring services. The Company recorded $16 and $10 of theatre services revenue under the agreement during the three months ended March 31, 2021 and 2020, respectively.
11.	Treasury Stock and Share Based Awards

Treasury Stock — Treasury stock represents shares of common stock repurchased or withheld by the Company and not yet retired. The Company has applied the cost method in recording its treasury shares.  Below is a summary of the Company’s treasury stock activity for the three months ended March 31, 2021:

	Number of
	Treasury
	Shares	Cost
Balance at January 1, 2021	5,050,981	$87,004
Restricted stock withholdings (1)	220	8
Restricted stock forfeitures	9,185	—
Balance at March 31, 2021	5,060,386	$87,012

(1)

The Company withheld restricted shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting in restricted stock and restricted stock units.  The Company determined the number of shares to be withheld based upon market values ranging from $17.41 to $24.14 per share.

As of March 31, 2021, the Company had no plans to retire any shares of treasury stock.

Restricted Stock – During the three months ended March 31, 2021, the Company granted 968,474 shares of its restricted stock to its employees. The fair value of the restricted stock granted was determined based on the closing price of the Company’s common stock on the day preceding the grant date, which ranged from $21.01 to $23.98 per share. The Company assumed forfeiture rates for the restricted stock awards that ranged from 0% to 10%.  Certain of the restricted stock awards vested immediately on the grant date while others vest over periods ranging from one to four years. The recipients of restricted stock are entitled to receive non-forfeitable dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock activity for the three months ended March 31, 2021:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2021	1,431,975	$21.11
Granted	968,474	$21.34
Vested	(55,064)	$33.05
Forfeited	(9,185)	$15.25
Outstanding at March 31, 2021	2,336,200	$20.94
Unvested restricted stock at March 31, 2021	2,336,200	$20.94

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	Three Months Ended March 31,
	2021	2020
Compensation expense recognized during the period	$4,230	$2,691
Fair value of restricted shares that vested during the period	$1,148	$8,029
Income tax benefit (cost) related to restricted stock awards	$(110)	$2,418

As of March 31, 2021, the estimated remaining unrecognized compensation expense related to unvested restricted stock awards was $35,924 and the weighted average period over which this remaining compensation expense will be recognized is approximately two years.

Restricted Stock Units – The Company did not grant any restricted stock units during the three months ended March 31, 2021.

During the three months ended March 31, 2021, the Company evaluated the impact of the COVID-19 pandemic on the performance metric used for the restricted stock unit awards granted during February 2019 and February 2020.  The Compensation Committee of the Company’s Board of Directors made a discretionary decision to certify the vest of the 2019 and 2020 restricted stock unit awards at target based upon the projected macroeconomic conditions through 2021 and beyond and the uncertain timing as to the recovery of the Company’s industry.

	Three Months Ended March 31,
	2021	2020
Number of restricted stock unit awards that vested during the period	14,744	112,070
Fair value of restricted stock unit awards that vested during the period	$303	$3,554
Accumulated dividends paid upon vesting of restricted stock unit awards	$63	$544
Compensation expense recognized during the period	$438	$1,420
Income tax benefit (cost) related to restricted stock unit awards	$(129)	$821

As of March 31, 2021, the estimated remaining unrecognized compensation expense related to outstanding restricted stock unit awards was $9,578. The weighted average period over which this remaining compensation expense will be recognized is approximately 2 years. As of March 31, 2021, the Company had restricted stock units outstanding that represented a total of 564,890 hypothetical shares of common stock, net of forfeitures, reflecting actual certified performance levels for all grants outstanding.
12.	Goodwill and Other Intangible Assets

A summary of the Company’s goodwill is as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2021 (1)	$1,182,853	$70,987	$1,253,840
Foreign currency translation adjustments	—	(4,645)	(4,645)
Balance at March 31, 2021 (1)	$1,182,853	$66,342	$1,249,195

(1)

Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $43,750 for the international operating segment.  See discussion of the qualitative impairment analysis performed by the Company as of March 31, 2021 at Note 13.

A summary of the Company’s intangible assets is as follows:

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	Balance at January 1, 2021	Amortization	Other (1)	Balance at March 31, 2021
Intangible assets with finite lives:
Gross carrying amount	$82,432	$—	$(297)	$82,135
Accumulated amortization	(68,416)	(655)	—	(69,071)
Total net intangible assets with finite lives	$14,016	$(655)	$(297)	$13,064

Intangible assets with indefinite lives:
Tradename and other	300,179	—	(158)	300,021
Total intangible assets, net	$314,195	$(655)	$(455)	$313,085

(1)	Amount represents foreign currency translation adjustments.

The estimated aggregate future amortization expense for intangible assets is as follows:

For the nine months ended December 31, 2021	$1,972
For the twelve months ended December 31, 2022	2,487
For the twelve months ended December 31, 2023	2,399
For the twelve months ended December 31, 2024	2,399
For the twelve months ended December 31, 2025	2,292
Thereafter	1,515
Total	$13,064

13.	Impairment of Long-Lived Assets

The Company performed a qualitative impairment analysis on its long-lived assets as of March 31, 2021.  The Company’s qualitative analysis considered economic and market conditions, industry trading multiples and the impact of recent industry developments and events on the estimated fair values as determined during its most recent quantitative assessments as of December 31, 2020.  The Company’s consideration of economic and market conditions included the status of the COVID-10 pandemic and its impact on the Company’s anticipated recovery as well as future film release schedules.  As a result of the qualitative assessment, no impairment of long-lived assets was recorded during the three months ended March 31, 2021.

The following table is a summary of the impairment recorded as a result of the evaluations performed during the periods presented:

	Three Months Ended
	March 31,
	2021	2020
U.S. Segment
Theatre properties	$—	$3,643
Theatre operating lease right-of-use assets	—	5,952
U.S. total	—	9,595

International segment
Theatre properties	—	4,484
Theatre operating lease right-of-use assets	—	2,540
International total	—	7,024

Total Impairment	$—	$16,619

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

14.	Fair Value Measurements

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

Below is a summary of liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of March 31, 2021 and December 31, 2020:

		Carrying	Fair Value Hierarchy
Description	As of,	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities (1)	March 31, 2021	$25,899	$—	$25,899	$—

Interest rate swap liabilities (1)	December 31, 2020	$33,847	$—	$33,847	$—
(1)	See further discussion of interest rate swaps at Note 7.

The Company uses the market approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its goodwill, intangible assets and long-lived assets (see Note 12 and Note 13). See additional explanation of fair value measurement techniques used for long-lived assets, goodwill and intangible assets in “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed February 26, 2021.  There were no changes in valuation techniques.  The Company elected to perform its goodwill impairment evaluation using both the market approach and the income approach for the three months ended March 31, 2021. There were no transfers in to or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2021.

15.	Foreign Currency Translation

The accumulated other comprehensive loss account in stockholders’ equity of $401,290 and $398,653 as of March 31, 2021 and December 31, 2020, respectively, primarily includes cumulative foreign currency net losses of $385,109 and $375,539, respectively, from translating the financial statements of the Company’s international subsidiaries and the cumulative changes in fair value of the Company’s interest rate swap agreements that are designated as hedges.

As of March 31, 2021, all foreign countries where the Company has operations, other than Argentina, are non-highly inflationary, and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.  The Company deemed Argentina to be highly inflationary beginning July 1, 2018.  A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity.  The financial information of the Company’s Argentina subsidiaries was remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective July 1, 2018.

Below is a summary of the impact of translating the March 31, 2021 and 2020 financial statements of the Company’s international subsidiaries:

			Other Comprehensive Loss for
	Exchange Rate as of		Three Months Ended
Country	March 31, 2021	December 31, 2020	March 31, 2021	March 31, 2020
Brazil	5.72	5.20	$(6,912)	$(42,873)
Chile	725.34	714.14	(1,025)	(11,126)
Colombia	3,736.91	3,432.50	(119)	(3,274)
Peru	3.79	3.65	(1,172)	(1,450)
All other			(237)	1,098
			$(9,465)	$(57,625)

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

(1)

Beginning July 1, 2018, Argentina was deemed highly inflationary.  A gain of $226 and a loss of $294 for the three months ended March 31, 2021 and 2020, respectively, is reflected as foreign currency exchange loss on the Company’s condensed consolidated statement of income as a result of translating Argentina financial results to U.S. dollars.

16.	Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Three Months Ended
	March 31,
	2021	2020
Cash paid for interest	$22,285	$8,774
Cash paid (refunds received) for income taxes, net	$(1,946)	$2,110
Cash deposited in restricted accounts (1)	$7,300	$—
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (2)	$(6,955)	$2,269
Interest expense - NCM (see Note 9)	$(5,835)	$(5,891)
Investment in NCM – receipt of common units	$—	$3,620
Dividends accrued on unvested restricted stock unit awards	$(2)	$(256)

(1)	Represents cash deposited in a collateral account during the period to support the issuance of letters of credit to lenders. See further discussion at Note 7.
(2)	Additions to theatre properties and equipment included in accounts payable as of March 31, 2021 and December 31, 2020 were $21,295 and $28,250, respectively.
17.	Segments

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

Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended
	March 31,
	2021	2020
Revenues
U.S.	$97,267	$429,302
International	17,272	116,173
Eliminations	(178)	(1,859)
Total revenues	$114,361	$543,616

Adjusted EBITDA
U.S.	$(76,997)	$56,072
International	(14,953)	10,139
Total Adjusted EBITDA	$(91,950)	$66,211

Capital expenditures
U.S.	$13,641	$25,673
International	4,039	8,470
Total capital expenditures	$17,680	$34,143

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table sets forth a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(208,843)	$(59,422)
Add (deduct):
Income taxes	(14,643)	(3,108)
Interest expense (1)	36,553	24,666
Other expense, net (2)	14,971	169
Cash distributions from DCIP (3)	—	5,161
Cash distributions from other equity investees (4)	156	11,445
Depreciation and amortization	68,160	65,256
Impairment of long-lived assets	—	16,619
Restructuring costs	(208)	—
Loss on disposal of assets and other	4,505	1,905
Loss on extinguishment of debt	2,603	—
Non-cash rent expense	128	(591)
Share based awards compensation expense	4,668	4,111
Adjusted EBITDA	$(91,950)	$66,211

(1)	Includes amortization of debt issue costs and amortization of accumulated losses for amended swap agreements.
(2)	Includes interest income, foreign currency exchange loss, equity in income (loss) of affiliates and interest expense - NCM and excludes distributions from NCM.
(3)	Includes cash distributions from DCIP, which were recorded as a reduction of the Company’s investment in DCIP. These distributions are reported entirely within the U.S. operating segment.
(4)

Includes cash distributions received from equity investees, other than those from DCIP noted above, that were recorded as a reduction of the respective investment balances (see Notes 9 and 10).  These distributions are reported entirely within the U.S. operating segment.

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended
	March 31,
Revenues	2021	2020
U.S.	$97,267	$429,302
Brazil	4,438	52,968
Other international countries	12,834	63,205
Eliminations	(178)	(1,859)
Total	$114,361	$543,616

	As of	As of
Theatre Properties and Equipment-net	March 31, 2021	December 31, 2020
U.S.	$1,328,195	$1,392,780
Brazil	64,260	72,080
Other international countries	140,843	150,202
Total	$1,533,298	$1,615,062

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

18.	Related Party Transactions

The Company manages a theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is the Company’s Chairman of the Board of Directors and directly and indirectly owns approximately 8% of the Company’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues. The Company recorded $24 and $62 of management fee revenues during the three months ended March 31, 2021 and 2020, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC (“Copper Beech”) to use, on occasion, a private aircraft owned by Copper Beech. Copper Beech is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech for the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip.  For the three months ended March 31, 2021 and 2020, the aggregate amounts paid to Copper Beech for the use of the aircraft was $0 and $12, respectively.

The Company leases 14 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of the Company’s directors and is an officer of the general partner of Syufy. Of these 15 leases, 14 have fixed minimum annual rent. The one lease without minimum annual rent has rent based upon a specified percentage of gross sales as defined in the lease. For the three months ended March 31, 2021 and 2020, the Company paid total rent of approximately $6,033 and $4,065, respectively, to Syufy.

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

Recent Developments

As we have previously disclosed, the COVID-19 pandemic has had an unprecedented impact on our industry. The social and economic effects are widespread, and the situation continues to evolve. As a movie exhibitor that operates spaces where patrons gather in close proximity, we have been, and continue to be, significantly impacted by protective actions taken by governmental authorities to control the spread of the pandemic. We temporarily closed all of our theatres in the U.S. and Latin America effective March 17, 2020 and March 18, 2020, respectively, to comply with government mandates at the initial outbreak.

As of March 31, 2021, we had reopened 301 of our domestic theatres and 78 of our international theatres and continued to show a limited volume of new releases along with library content during reduced operating hours.  Our theatre staffing levels remain reduced as compared to pre-COVID levels due to limited operating hours as well as our focus on initiatives to enhance productivity. We also continue to limit operating expenses and capital expenditures to essential activities and projects as volumes remain reduced.  We are continuing to work with landlords and other vendors to extend payment terms while we reopen theatres and recover from the impacts of the COVID-19 pandemic.

Our focus on maintaining a strong balance sheet and low leverage allowed us to enter the global COVID-19 pandemic in a solid financial position. Based on our current estimates of recovery, we believe we have, and will generate, sufficient cash to sustain operations. Nonetheless, the COVID-19 pandemic has had, and continues to have, adverse effects on our business, results of operations, cash flows and financial condition.

Income Tax Considerations

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act enacted on March 27, 2020 allows corporate taxpayers to carryback net operating losses generated in 2018, 2019 and 2020 to the previous five years.  As a result of the impact of the COVID-19 pandemic on the Company’s business, it generated significant net operating losses during the year ended December 31, 2020. The Company carried back these losses to prior years and, as of March 31, 2021, the Company has a federal income tax receivable of $171 million.

General Information

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. As of March 31, 2021, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 17 to our condensed consolidated financial statements.

We generate revenues primarily from filmed entertainment box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as transactional fees, vendor marketing promotions, studio trailer placements, meeting rentals and electronic video games located in some of our theatres. We also offer alternative entertainment, such as live and pre-recorded sports programs, concert events, the Metropolitan Opera, in-theatre gaming and other special events in our theatres. In-theatre advertising for our domestic theatres is provided by National CineMedia. In our international locations, our Flix Media subsidiaries provide screen advertising and alternative content for our international circuit and to other international exhibitors.

Films leading the box office during the three months ended March 31, 2021 included the carryover from The Croods: A New Age and Wonder Woman 1984, and new releases Tom & Jerry and Godzilla vs. Kong. Films currently scheduled for release during the remainder of 2021 include Mortal Kombat, Demon Slayer: Kimetsu no Yaiba, Cruella, A Quiet Place Part II, F9, Black Widow, The Suicide Squad, Venom: Let There Be Carnage, Top Gun Maverick and the sequel to Marvel’s Spider-man Far From Home, among other films.  Films currently scheduled for release during the remainder of 2021 may still shift as a result of the COVID-19 pandemic.

Film rental and advertising costs are variable in nature and fluctuate with admissions revenues. Film rental costs as a percentage of revenues are generally higher for periods in which more blockbuster films are released. The Company also receives virtual print fees from studios for certain of its international locations, which are included as a contra-expense in film rentals and advertising costs.  Promotional expenses are generally variable in nature and primarily include the placement of film-specific social and digital media spots promoting film content currently playing in our theatres.  Advertising costs, which are expensed as incurred, are primarily related to campaigns for new and renovated theatres, loyalty and membership programs and brand advertising that vary depending on the timing of such campaigns.

Concession supplies expenses are variable in nature and fluctuate with our concession revenues and product mix. We negotiate prices for concession supplies directly with concession vendors and manufacturers to obtain volume rates.

Salaries and wages for our theatres generally move in relation to revenues as theatre staffing is adjusted to respond to changes in attendance and also include a fixed cost component (i.e. the minimum staffing costs to operate a theatre during non-peak periods). In some international locations, staffing levels are also subject to local regulations.

Facility lease expenses are primarily fixed costs at the theatre level as most of our facility leases require fixed monthly minimum rent payments. Certain leases are subject to percentage rent only, while others are subject to percentage rent in addition to their fixed monthly rent if a target annual performance level is achieved. Facility lease expenses as a percentage of revenues are also affected by the number of theatres under operating leases, the number of theatres under finance leases and the number of owned theatres.

Utilities and other costs include both fixed and variable costs and primarily consist of utilities, expenses for projection and sound equipment maintenance and monitoring, credit card fees, third party ticket sales commissions, property taxes, janitorial costs, repairs, maintenance and security services.

General and administrative expenses are primarily fixed in nature and consist of the costs to support the overall management of the Company, including base, incentive compensation and benefits for our corporate office personnel, facility expenses for our corporate offices, consulting fees, professional fees, cloud-based software licensing fees, travel expenses, supplies and other costs that are not specifically associated with the operations of our theatres.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data and the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income.

	Three Months Ended
	March 31,
	2021	2020
Operating data (in millions):
Revenues
Admissions	$56.1	$292.5
Concession	39.5	190.4
Other	18.8	60.7
Total revenues	$114.4	$543.6
Cost of operations
Film rentals and advertising	23.2	156.6
Concession supplies	7.2	34.8
Salaries and wages	31.2	87.6
Facility lease expense	64.8	82.2
Utilities and other	49.1	100.5
General and administrative expenses	35.9	41.0
Depreciation and amortization	68.2	65.3
Impairment of long-lived assets	—	16.6
Restructuring costs	(0.2)	—
Loss on disposal of assets and other	4.5	1.9
Total cost of operations	283.9	586.5
Operating loss	$(169.5)	$(42.9)

Operating data as a percentage of total revenues:
Revenues
Admissions	49.0%	53.8%
Concession	34.5%	35.0%
Other	16.5%	11.2%
Total revenues	100.0%	100.0%
Cost of operations (1)
Film rentals and advertising	41.4%	53.5%
Concession supplies	18.2%	18.3%
Salaries and wages	NM	NM
Facility lease expense	NM	NM
Utilities and other	NM	NM
General and administrative expenses	NM	NM
Total cost of operations	NM	NM
Operating income (loss)	NM	NM
Average screen count (month end average)	5,916	6,139

(1)

All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.  Certain values are considered not meaningful (“NM”) as they are not comparable due to the temporary theatre closures effective March 18, 2020.

Three months ended March 31, 2021 versus March 31, 2020

We had reopened 301 of our domestic theatres and 78 of our international theatres as of March 31, 2021.  Certain of our international theatres had to temporarily close again during the first quarter of 2021 due to the COVID-19 pandemic.  We continue to monitor the status of the COVID-19 pandemic and local government regulations as we plan the reopening of our remaining theatres.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency (3)
	2021	2020	% Change	2021	2020	% Change	2021	% Change	2021	2020	% Change
Admissions revenues (1)	$48.5	$232.3	(79.1)%	$7.6	$60.2	(87.4)%	$8.6	(85.7)%	$56.1	$292.5	(80.8)%
Concession revenues (1)	$33.0	$152.8	(78.4)%	$6.5	$37.6	(82.7)%	$7.1	(81.1)%	$39.5	$190.4	(79.3)%
Other revenues (1)(2)	$15.6	$42.3	(63.1)%	$3.2	$18.4	(82.6)%	$3.7	(79.9)%	$18.8	$60.7	(69.0)%
Total revenues (1)(2)	$97.1	$427.4	(77.3)%	$17.3	$116.2	(85.1)%	$19.4	(83.3)%	$114.4	$543.6	(79.0)%
Attendance (1)	5.2	27.9	(81.4)%	2.5	17.9	(86.0)%			7.7	45.8	(83.2)%
Average ticket price (1)	$9.25	$8.33	11.0%	$3.05	$3.36	(9.2)%	$3.45	2.7%	$7.25	$6.39	13.5%
Concession revenues per patron (1)	$6.30	$5.48	15.0%	$2.58	$2.10	22.9%	$2.82	34.3%	$5.10	$4.16	22.6%

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
(3)

Constant currency revenue amounts, which are non-GAAP measurements, were calculated using the average exchange rate for the corresponding month for 2020. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time in accordance with U.S. GAAP. Significant changes in foreign currency exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance that excludes the impact of foreign currency fluctuations.

•

U.S.  We showed limited new releases, including Tom and Jerry and Godzilla vs. Kong, as well as library content during the first quarter of 2021.  Additionally, we continued to offer Private Watch Parties to our patrons.  Average ticket price increased 11.0% to $9.25, primarily as a result of the mix of fewer matinee and weekday showtimes, the impact of Private Watch Parties and recognition of previously deferred loyalty revenues.  Concession revenues per patron increased 15.0% to $6.30 driven by an increase in overall purchase incidence across core concession items and the recognition of previously deferred loyalty revenues, that were partially offset by the impact of continued welcome back pricing in certain locations.   Other revenues for the first quarter of 2021 primarily included the amortization of NCM screen advertising advances and promotional income related to the recent new film releases.

•

International.  We offered library content and limited new releases in our international theatres during the first quarter of 2021, resulting in 2.5 million in attendance and $7.6 million of admissions revenue.  Our average ticket price was $3.05 as reported and $3.45 in constant currency, representing a 2.7% increase.  The increase in constant currency average ticket price was due to the impact of inflation in certain countries, partially offset by a lower premium ticket mix.  Concession revenues per patron increased 22.9% as reported and 34.3% in constant currency.  The increase was a result of increased purchase incidence of our core concession items, the impact of inflation, new premium combo offerings, and increased retail concession sales.  Other revenues primarily included screen advertising and loyalty membership revenues and were impacted by reduced attendance.

Cost of Operations. The table below summarizes our theatre operating costs (in millions) by reportable operating segment for the three months ended March 31, 2021 and 2020.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2021	2020	2021	2020	Constant Currency (1) 2021	2021	2020
Film rentals and advertising	$19.3	$128.0	$3.9	$28.6	$4.4	$23.2	$156.6
Concession supplies	$5.5	$25.6	$1.7	$9.2	$1.9	$7.2	$34.8
Salaries and wages	$24.9	$71.2	$6.3	$16.4	$7.2	$31.2	$87.6
Facility lease expense	$59.0	$65.4	$5.8	$16.8	$6.3	$64.8	$82.2
Utilities and other	$40.0	$75.0	$9.1	$25.5	$10.5	$49.1	$100.5

(1)

Constant currency expense amounts, which are non-GAAP measurements, were calculated using the average exchange rate for the corresponding month for 2020. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time in accordance with U.S. GAAP. Significant changes in foreign currency exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance that excludes the impact of foreign currency fluctuations.

•

U.S. Film rentals and advertising costs for first quarter of 2021 were 39.8% of admissions revenue compared to 55.1% for the first quarter of 2020.  The decrease in the film rentals and advertising rate was driven by the box office performance of the limited new releases that was lower on the film rental scales that we have with the studios, as well as impact of library content.  Film rentals and advertising costs for the first quarter of 2020 reflected a normal volume of new film releases with box office revenues that generally fell higher on the film rental scales.  Concession supplies expenses for the first quarter of 2021 was 16.7% of concessions revenue compared to 16.8% of concession revenues for the first quarter of 2020.  The concession supplies rate for the first quarter of 2021 reflected the impact of promotional pricing and the disposal of perishable goods for theatres that just recently reopened, offset by a favorable product mix.

Salaries and wages decreased $46.3 million for the first quarter of 2021 as many of our theatres were open with limited operating hours and our operational teams focused on more efficient staffing levels. Facility lease expense, which is primarily fixed in nature, decreased $6.4 million primarily due to a decline in percentage rent expense and common area maintenance costs, as well as the permanent closure of certain theatres. Utilities and other costs decreased $35.0 million, as many of these costs, such as credit card fees, security expenses, janitorial costs and repairs and maintenance, are variable in nature and were impacted by reduced operating hours of our theatres.

•

International. Film rentals and advertising costs for first quarter of 2021 were 51.3% of admissions revenue compared to 47.5% for the first quarter of 2020.  The increase in the film rentals and advertising rate was a result of increased promotional and advertising costs as a percentage of revenue as well as a decrease in virtual print fees collected from studios as cost recoupment is attained on the digital equipment. Concession supplies expenses were 26.2% of concessions revenue compared to 24.5% of concession revenues for the first quarter of 2020, driven by a higher mix of retail and premium concession products and the disposal of perishable goods due to temporary theatre closures.

Salaries and wages decreased $10.1 million as reported for the first quarter of 2021 as compared to the first quarter of 2020, driven by the ongoing closures of theatres and limited operating hours for those theatres that reopened.   Facility lease expense decreased $11.0 million due to our negotiations with certain landlords to shift from a minimum rent structure to percentage rent while we recover from the pandemic, as well as lower percentage rent at other locations. Utilities and other costs decreased $16.4 million, as many of these costs are variable in nature, such as credit card fees, security expenses, janitorial costs and repairs and maintenance, and were impacted by the temporary closure and limited operating hours of our theatres.

General and Administrative Expenses.  General and administrative expenses decreased $5.0 million for the first quarter of 2021 compared to the first quarter of 2020. The decrease was primarily due to the impact of the 2020 Restructuring Plan (see Note 2) that permanently reduced headcount and related compensation and benefits.  Travel expense also declined due to the Company’s continued efforts to limit non-essential operating expenses.

Depreciation and Amortization. Depreciation and amortization expense increased $2.9 million during the first quarter of 2021 primarily due to the digital projectors we received in a non-cash distribution from DCIP during the fourth quarter of 2020.  See Note 10 to the condensed consolidated financial statements for discussion of the non-cash distribution from DCIP.

Impairment of Long-Lived Assets.  No asset impairment charges were recorded during the first quarter of 2021.  We recorded asset impairment charges of $16.6 million during the first quarter of 2020. The asset impairment charges recorded during the first quarter of 2020 were primarily a result of the prolonged impact of the COVID pandemic on our operations, as some theatres remained closed and film content continues to shift into future periods, both of which impacted our estimated future cash flows for theatres.  Impairment charges for the first quarter of 2020 impacted eight countries.  See Note 13 to our condensed consolidated financial statements.

Loss on Disposal of Assets and Other. We recorded a loss on disposal of assets and other of $4.5 million during the first quarter of 2021 compared to $1.9 million during the first quarter of 2020. Activity for the first quarter of 2021 was primarily related to the write-off of certain digital projectors recently received from DCIP in a non-cash distribution that were replaced with laser projectors.  See Note 10 for discussion of the distribution of digital projectors from DCIP.  Activity for the first quarter of 2020 was primarily due to the retirement of assets related to theatre remodels.

Interest Expense.  Interest expense, which includes amortization of debt issue costs and amortization of accumulated losses for swap amendments, increased to $36.6 million during the first quarter of 2021 compared to $24.7 million the first quarter of 2020.  The increase was primarily due to the issuance of 8.750% senior secured notes on April 20, 2020 and the issuance of 4.50% convertible notes on August 21, 2020.  See Note 7 to our condensed consolidated financial statements.

Loss on Extinguishment of Debt.  We recorded a loss on extinguishment of debt of $2.6 million during the first quarter of 2021 related to the early retirement of our 5.125% Senior Notes, including a write-off of unamortized debt issuance costs and cash fees paid.  See Note 7 to our condensed consolidated financial statements.

Distributions from NCM.  We recorded distributions from NCM of $0.1 million during the first quarter of 2021 compared to $5.2 million recorded during the first quarter of 2020.  These distributions were in excess of the carrying value of our Tranche 1 investment. The decrease in distributions from NCM is primarily due to the impact of theatres being temporarily closed as a result of the COVID-19 pandemic as discussed at Note 2.  See Note 9 to our condensed consolidated financial statements for discussion of our investment in NCM.

Interest expense – NCM.  We recorded non-cash interest expense of $5.8 million for the first quarter of 2021 compared to $5.9 million recorded during the first quarter of 2020, related to the significant financing component associated with certain of our agreements with NCM.  See Note 9 to our condensed consolidated financial statements for further discussion.

Equity in Income (Loss) of Affiliates. We recorded equity in loss of affiliates of $(6.8) million during the first quarter of 2021 compared to equity in income of affiliates of $8.5 million during the first quarter of 2020. The decrease in equity income of affiliates is primarily due to the impact of theatres being temporarily closed as a result of the COVID-19 pandemic as discussed at Note 2 to our condensed consolidated financial statements.  See Notes 9 and 10 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes. An income tax benefit of $(14.6) million was recorded for the first quarter of 2021 compared to income tax benefit of $(3.1) million for the first quarter of 2020. The effective tax rate was approximately 6.55% for the first quarter of 2021 compared to 5% for the first quarter of 2020. As a result of continued projected losses in 2021, the income tax rate was negatively impacted by valuation allowances related to certain foreign tax credits and deferred tax assets for which the ultimate realization is uncertain.   Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. Our revenues are received in cash prior to the payment of related expenses; therefore, we have an operating “float” and historically have not required traditional working capital financing. However, as we reopened our theatres that were temporarily closed during March 2020, we have funded operating expenses with cash on hand and recent additional financing discussed below under Financing Activities.

Cash used for operating activities was $124.1 million for the three months ended March 31, 2021 compared to cash used for operating activities of $15.6 million for the three months ended March 31, 2020. The decrease in cash provided by operating activities was primarily a result of the continued impact of the COVID-19 pandemic.

As discussed in Note 4 to our condensed consolidated financial statements, we negotiated the deferral of rent and other lease-related payments in 2020 with many of our landlords, resulting in approximately $65.2 million in deferred lease payments as of March 31, 2021.  Approximately $48.3 million will be repaid within one year and the remaining $16.9 million will be repaid in subsequent years.

Subsequent to March 31, 2021, we received approximately $136.8 million in cash tax refunds associated with net operating losses that were carried back, as discussed above.

Investing Activities

Our investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $17.7 million for the three months ended March 31, 2021 compared to $34.1 million for the three months ended March 31, 2020.  The decrease in cash used for investing activities was primarily due to reduced capital expenditures in response to the continued impact of the COVID-19 pandemic.

Capital expenditures for the three months ended March 31, 2021 and 2020 were as follows (in millions):

Period	New Theatres	Existing Theatres	Total
Three Months Ended March 31, 2021	$2.3	$15.4	$17.7
Three Months Ended March 31, 2020	$8.1	$26.0	$34.1

We operated 523 theatres with 5,872 screens worldwide as of March 31, 2021.  Theatres and screens acquired, built and closed during the three months ended March 31, 2021 were as follows:

	January 1, 2021	Closed	March 31, 2021
U.S (42 states)
Theatres	331	(6)	325
Screens	4,507	(71)	4,436

International (15 countries)
Theatres	200	(2)	198
Screens	1,451	(15)	1,436

Worldwide
Theatres	531	(8)	523
Screens	5,958	(86)	5,872

As of March 31, 2021, we had the following signed commitments (costs in millions):

	Theatres	Screens	Estimated Cost (1)
Remainder of 2021
U.S.	3	42	$32.2
International	3	30	13.3
Total	6	72	$45.5

Subsequent to 2021
U.S.	6	74	$46.0
International	7	49	19.1
Total	13	123	$65.1

Total commitments at March 31, 2021	19	195	$110.6
(1)

We expect approximately $45.5 million, $41.0 million and $24.1 million to be paid during the remainder of 2021, during 2022 and 2023, respectively. The timing of payments is subject to change depending on project or other related delays.

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

Financing Activities

Cash provided by financing activities was $0.8 million for the three months ended March 31, 2021 compared to cash provided by financing activities of $48.0 million for the three months ended March 31, 2020.  During the three months ended March 31, 2020, we borrowed $98.8 million on our revolving line-of-credit, which was repaid during the third quarter of 2020, and we paid dividends to stockholders of $42.3 million.

We, at the discretion of the board of directors and subject to applicable law, may pay dividends on our common stock. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash balance, anticipated cash needs, overall financial condition, loan agreement restrictions as discussed below, future prospects for earnings and cash flows, as well as other relevant factors.  As a result of the impact of the COVID-19 pandemic, we have suspended our quarterly dividend.

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of March 31, 2021 (in millions):

Cinemark USA, Inc. term loan	$638.1
Cinemark USA, Inc. 4.875% senior notes due 2023	755.0
Cinemark USA, Inc. 8.750% senior secured notes due 2025	250.0
Cinemark Holdings, Inc. 4.500% convertible senior notes due 2025	460.0
Cinemark USA, Inc. 5.875% senior notes due 2026	405.0
Other debt	30.1
Total long-term debt	$2,538.2
Less current portion	18.5
Subtotal long-term debt, less current portion	$2,519.7
Less: Debt discounts and debt issuance costs, net of accumulated amortization	43.0
Long-term debt, less current portion, net of debt discounts and unamortized debt issuance costs	$2,476.7

As of March 31, 2021, $100 million was available for borrowing under the revolving line of credit.

Contractual Obligations

On March 16, 2021, Cinemark USA, Inc. issued the 5.875% Senior Notes and retired the 5.125% Senior Notes.  Included below is an updated summary of long-term debt obligations and related estimated scheduled interest payment obligations as of March 31, 2021, reflecting these changes.

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt (1)	$2,538.2	$18.5	$780.5	$1,733.7	$5.5
Scheduled interest payments on long-term debt (2)	$460.0	$125.5	$219.3	$115.0	$0.2
(1)	Amounts are presented before adjusting for unamortized debt issuance costs and debt discounts.
(2)

Amounts include scheduled interest payments on fixed rate and variable rate debt agreements.  Estimates for the variable rate interest payments were based on interest rates in effect on March 31, 2021. The average interest rates in effect on our fixed rate and variable rate debt are 5.0% and 2.4%, respectively, as of March 31, 2021.

There have been no other material changes in our contractual obligations previously disclosed in “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed February 26, 2021.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a $700.0 million term loan and a $100.0 million revolving credit line (the “Credit Agreement”). Under the amended Credit Agreement, quarterly principal payments of $1.6 million are due on the term loan through December 31, 2024, with a final principal payment of $613.4 million due on March 29, 2025. Cinemark USA, Inc. had $100.0 million available borrowing capacity on the revolving credit line as of March 31, 2021.

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

At March 31, 2021, there was $638.1 million outstanding under the term loan and no borrowings were outstanding under the $100.0 million revolving line of credit.  The average interest rate on outstanding term loan borrowings under the Credit Agreement as of March 31, 2021 was approximately 3.4% per annum, after giving effect to the interest rate swap agreements discussed above.

5.875% Senior Notes

On March 16, 2021, Cinemark USA, Inc. issued $405 million aggregate principal amount of 5.875% senior notes due 2026, at par value (the “5.875% Senior Notes”). Proceeds, after payment of fees, were used to fund a cash tender offer to purchase any and all of Cinemark USA’s 5.125% Senior Notes (the “5.125% Senior Notes”) and to redeem any of the 5.125% Notes that remained outstanding after the tender offer. See further discussion of the tender offer below.  Interest on the 5.875% Senior Notes is payable on March 15 and September 15 of each year, beginning September 15, 2021. The 5.875% Senior Notes mature on March 15, 2026. The Company incurred debt issue costs of approximately $6.0 million in connection with the issuance, which are recorded as a reduction of long-term debt, less current on the consolidated balance sheet.

The 5.875% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of Cinemark USA, Inc.’s subsidiaries that guarantee, assume or become liable with respect to any of Cinemark USA, Inc.’s or a guarantor’s debt. The 5.875% Senior Notes and the guarantees are senior unsecured obligations and rank equally in right of payment with all of Cinemark USA, Inc.’s and its guarantor’s existing and future senior debt and senior in right of payment to all of Cinemark USA, Inc.’s and its guarantors’ existing and future senior subordinated debt. The 5.875% Senior Notes and the guarantees are effectively subordinated to all of Cinemark USA, Inc.’s and its guarantor’s existing and future secured debt to the extent of the value of the collateral securing such debt, including all borrowings under Cinemark USA, Inc.’s amended senior secured credit facility. The 5.875% Senior Notes and the guarantees are structurally subordinated to all existing and future debt and other liabilities of Cinemark USA, Inc.’s subsidiaries that do not guarantee the 5.875% Senior Notes.

The indenture to the 5.875% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of March 31, 2021, Cinemark USA, Inc. could have distributed up to approximately $3.0 billion to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture, the Company would be required to make an offer to repurchase the 5.875% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 5.875% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if we satisfy the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of March 31, 2021 was below zero.

Prior to March 15, 2023, Cinemark USA, Inc. may redeem all or any part of the 5.875% Senior Notes at its option at 100% of the principal amount plus a make-whole premium plus accrued and unpaid interest on the 5.875% Senior Notes to the date of redemption. After March 15, 2023, Cinemark USA, Inc. may redeem the 5.875% Senior Notes in whole or in part at redemption prices specified in the indenture. In addition, prior to March 15, 2023, Cinemark USA, Inc. may redeem up to 40% of the aggregate principal amount of the 5.875% Senior Notes from the net proceeds of certain equity offerings at the redemption price set forth in the indenture.

5.125% Senior Notes

On March 16, 2021, Cinemark USA, Inc. completed a tender offer to purchase it’s previously outstanding 5.125% Senior Notes, of which $334.0 million was tendered at the expiration of the offer.  On March 16, 2021, Cinemark USA, Inc. also issued a notice of optional redemption to redeem the remaining $66.0 million principal amount of the 5.125% Senior Notes. In connection therewith, on March 16, 2021, Cinemark USA deposited with Wells Fargo Bank, N.A., as trustee for the 5.125% Senior Notes (the “Trustee”), funds sufficient to redeem all 5.125% Notes remaining outstanding on April 15, 2021 (the “Redemption Date”). The redemption payment (the “Redemption Payment”) included approximately $66.0 million of outstanding principal at the redemption price equal to 100% of the principal amount plus accrued and unpaid interest thereon to the Redemption Date. Upon deposit of the Redemption Payment with the Trustee on March 16, 2021, the indenture governing the 5.125% Senior Notes was fully satisfied and discharged.

The Company recorded a loss on extinguishment of debt on the condensed consolidated income statement of $2.6 million for the three months ended March 31, 2021, which included the write-off of $1.2 million of unamortized debt issuance costs and the payment of $1.4 million in fees.

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

The indenture to the 4.875% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of March 31, 2021, Cinemark USA, Inc. could have distributed up to approximately $2.7 billion to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 4.875% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 4.875% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 4.875% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of March 31, 2021 was below zero.

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

The indenture to the 8.750% Secured Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of March 31, 2021, Cinemark USA, Inc. could have distributed up to approximately $3.0 billion to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 8.750% Secured Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 8.750% Secured Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 8.750% Secured Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 8.750% Secured Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies a coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances.  The required minimum coverage ratio is 2.0 to 1 and our actual ratio as of March 31, 2021 was below zero.

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

Additional Borrowings of International Subsidiaries

During the three months ended March 31, 2021, certain of our international subsidiaries borrowed an aggregate of $9.0 million under various local bank loans.  Below is a summary of these loans:

	Loan Amounts
Loan Description	(in USD)	Interest Rates	Covenants	Maturity
Peru bank loan	$3.3 million	4.8%	Negative covenants	January 2024
Brazil bank loan	$5.7 million	4.0%	Negative covenants	January 2029

Additionally, we deposited cash into a collateral account to support the issuance of bank letters of credit to the lenders for the international loans noted above.  The total amount deposited during the three months ended March 31, 2021 was $7.3 million.  Total deposits made to support bank letters of credit for the outstanding loans of our international subsidiaries is $21.1 million and is considered restricted cash as of March 31, 2021.  These restricted cash amounts do not impact the Applicable Amount as defined under the Credit Agreement or the restricted payments as defined in the indentures to the notes as described above.

Covenant Compliance

As of March 31, 2021, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices.

Interest Rate Risk

We are currently party to a variable rate debt facility.  We have four interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on $600 million of the term loan outstanding under the Credit Agreement. An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt. At March 31, 2021, we had an aggregate of approximately $68.2 million of variable rate debt outstanding. Based on the interest rates in effect on the variable rate debt outstanding at March 31, 2021, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $0.7 million.

The table below provides information about our fixed rate and variable rate long-term debt agreements as of March 31, 2021:

	Expected Maturity for the Twelve-Month Periods Ending March 31,								Average
	(in millions)								Interest
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value	Rate
Fixed rate	$—	$—	$755.0	$600.0	$1,115.0	$—	$2,470.0	$2,780.3	5.0%
Variable rate (1)	18.5	14.5	11.0	18.6	0.1	5.5	68.2	66.5	2.4%
Total debt	$18.5	$14.5	$766.0	$618.6	$1,115.1	$5.5	$2,538.2	$2,846.8
(1)	Amounts are presented before adjusting for unamortized debt issuance costs and debt discounts.

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

Foreign Currency Exchange Rate Risk

There have been no material changes in foreign currency exchange rate risk previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed February 26, 2021.

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2021, we carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than the discussion at Note 19, there have been no material changes from legal proceedings previously reported under “Business – Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed February 26, 2021.

Item 1A. Risk Factors

See discussion in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed February 26, 2021, as updated by risk factors included in a Form 8-K that was filed on March 4, 2021.

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

* 101

The following material from Cinemark Holdings, Inc.’s Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income (Loss), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

* 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK HOLDINGS, INC.
Registrant

DATE:	May 7, 2021

/s/ Mark Zoradi
Mark Zoradi
Chief Executive Officer

/s/ Sean Gamble
Sean Gamble
Chief Financial Officer