Form 10-K
period 2021-12-31
Cinemark Holdings, Inc.
filed 2022-02-25
CIK 1385280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity owned by non-affiliates of the registrant on June 30, 2021, computed by reference to the closing price for the registrant’s common stock on the New York Stock Exchange on such date was approximately $2.4 billion (108,068,120 shares held by non-affiliates at a closing price per share of $21.95).

As of February 15, 2022, 119,743,513 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2022 annual meeting of stockholders, to be filed within 120 days of December 31, 2021, are incorporated by reference into Part III, Items 10-14, of this annual report on Form 10-K.

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
•
currency exchange rate and inflationary impacts;
•
the future development and expected growth of our business;
•
projected capital expenditures;
•
access to capital resources;
•
attendance at movies generally or in any of the markets in which we operate;
•
the number and diversity of popular movies released, the length of exclusive theatrical release windows, and our ability to successfully license and exhibit popular films;
•
national and international growth in our industry;
•
competition from other exhibitors, alternative forms of entertainment and content delivery via streaming and other formats;
•
determinations in lawsuits in which we are a party; and
•
the impact of the COVID-19 pandemic on us and the motion picture exhibition industry.

You can identify forward-looking statements by the use of words such as “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions which are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict, including, among others, the impacts of the COVID-19 pandemic. Such risks and uncertainties could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. In evaluating forward-looking statements, you should carefully consider the risks and uncertainties described in the “Risk Factors” section in Item 1A and elsewhere in this Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors contained in this Form 10-K. Forward-looking statements contained in this Form 10-K reflect our view only as of the date of this Form 10-K. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Cinemark Holdings, Inc. is a Delaware corporation incorporated on August 2, 2006. Our principal executive offices are at 3900 Dallas Parkway, Plano, Texas 75093. Our telephone number is (972) 665-1000. General information about us can be found at www.cinemark.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on our investor relations website at ir.cinemark.com free of charge under the heading "SEC Filings" as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission, or the SEC. Additionally, all of our filings with the SEC can be accessed on the SEC's website at www.sec.gov.

Unless the context otherwise requires, all references to “we,” “our,” “us,” “the issuer”, “the Company” or “Cinemark” relate to Cinemark Holdings, Inc. and its consolidated subsidiaries. All references to Latin America are to Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. Unless otherwise specified, all operating and other statistical data is as of or for the year ended December 31, 2021.

PART I

Item 1. Business

Cinemark Holdings, Inc. and its subsidiaries operate in the motion picture exhibition industry, with theatres in the United States, or “U.S.,” and Latin America.

We are a leader and one of the most geographically diverse operators in the motion picture exhibition industry. As of December 31, 2021, we operated 522 theatres and 5,868 screens in the U.S. and Latin America. Our U.S. circuit had 321 theatres and 4,408 screens and our international circuit had 201 theatres and 1,460 screens across 15 countries. Our significant and diverse presence in the U.S. and Latin America has made us an important distribution channel for movie studios and other content providers. We believe our portfolio of modern, high-quality theatres with multiple platforms provides a preferred destination for moviegoers and has contributed to our historically consistent financial performance.

As of December 31, 2021, we managed our business under two reportable operating segments: U.S. markets and international markets. See Note 21 to our consolidated financial statements.

Impact of COVID-19 Pandemic

The COVID-19 pandemic has had an unprecedented impact on the world and the movie exhibition industry. The social and economic effects have been widespread. We temporarily closed our theatres in the U.S. and Latin America beginning in March of 2020 at the onset of the COVID-19 outbreak. Additionally, we implemented various cash preservation strategies, including, but not limited to, temporary personnel and salary reductions, halting non-essential operating and capital expenditures, negotiating modified timing and/or abatement of contractual payments with landlords and other major suppliers, and the suspension of our quarterly dividend.

Throughout 2020 and 2021 we reopened theatres as soon as local restrictions and the status of the COVID-19 pandemic would allow. As of December 31, 2021, all of our domestic and international theatres were open. New film content returned in April 2021 and expanded throughout the year leading up to the December release of Spider-Man: No Way Home, which is now an all-time top 10 film in terms of worldwide box office. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry also continues to adjust to evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

Motion Picture Exhibition Industry Overview

Domestic

Preliminary estimates indicate that North American box office revenues were approximately $4.5 billion for 2021, up more than 100% as compared with 2020. Industry statistics continued to improve through 2021 as theatres reopened, new films were released and capacity and other restrictions were removed.

The following table represents the results of a survey by Motion Picture Association, or MPA, published in March 2021, outlining the historical trends in North American box office performance for the five-year period from 2016 through 2020. Box office performance has historically been primarily dependent on the quality, quantity and timing of film product.

	North America
	Box Office Revenues	Attendance	Average Ticket
Year	($ in billions)	(in billions)	Price
2016	$11.4	1.32	$8.65
2017	$11.1	1.24	$8.97
2018	$11.9	1.30	$9.11
2019	$11.4	1.24	$9.16
2020	$2.2	0.24	$9.37

Films released during the year ended December 31, 2021 included Shang-Chi and the Legend of the Ten Rings, Venom: Let There Be Carnage, Black Widow, F9: The Fast Saga, Eternals, No Time to Die, A Quiet Place Part II, Ghostbusters: Afterlife, Free Guy and Jungle Cruise and Spider-Man: No Way Home, among other films.

Currently, films scheduled for release in 2022 include the highly anticipated sequel Avatar 2, as well as Doctor Strange in the Multiverse of Madness, Thor: Love and Thunder, Black Panther: Wakanda Forever, The Batman, Jurassic World: Dominion, Lightyear, Top Gun: Maverick, Minions: The Rise of Gru, Mario, Black Adam, Aquaman 2, Strange World and Spider-Man: Across the Spider-Verse, among others. As the industry continues to evolve and recover as the impact of the COVID-19 pandemic wanes, film release schedules, the availability and length of exclusive theatrical release windows and streaming release strategies are continuing to evolve and may have a direct impact on industry box office results.

International

Preliminary estimates for Latin American box office revenues were approximately $1.1 billion for 2021, up more than 100% compared with 2020 and more than 60% below 2019 levels. As noted above, industry results for 2021 are not yet final.

In addition to the quality, quantity and timing of Hollywood film product, performance in Latin American markets is also impacted by political and social conditions, growing populations, and continued retail development. In many Latin American countries, including Brazil, Argentina, Colombia, Peru and Chile, successful local film product can also contribute to box office revenues. As a result of the continued impacts of the COVID-19 pandemic, theatres in certain Latin American countries were subject to phased re-openings, limited operating hours and other capacity limitations during 2021. As of December 31, 2021, all of the Company's international theatres had reopened, though some remained subject to certain capacity and other restrictions. These restrictions are expected to continue to ease as COVID-19 cases decrease and vaccination rates improve in Latin American countries.

Drivers of Continued Industry Success

Industry dynamics continue to evolve as exhibitors recover from the widespread impacts of the COVID-19 pandemic, but we believe the following factors will continue to drive the strength of our industry:

Importance of Theatrical Success in Establishing Movie Brands. Theatrical exhibition has long been the primary distribution channel for new major motion picture releases. In addition to representing a significant share of a film’s overall revenues, we believe a successful theatrical release “brands” a film and is one of the major contributors to a film’s success in “downstream” markets, such as digital downloads, video on-demand, network television and streaming as well as theme parks and branded retail merchandise. While some film releases for 2021 did not have a normal exclusive theatrical release window due to temporary theatre closures, limited operating hours and capacity limitations as theatres reopened, and studio efforts to build their streaming platforms’ membership, theatrical exhibition is expected to continue to contribute a meaningful portion of overall studio revenues as demonstrated during 2021. For theatrical releases, we expect most of the studios to observe an exclusive theatrical window, albeit shorter than historical levels, as the effects of the COVID-19 pandemic wane.

Convenient and Affordable Form of Premium Out-Of-Home Entertainment. Movie-going remains one of the most convenient and affordable forms of out-of-home entertainment. While the average movie ticket price in the U.S. was $9.16 for 2019, average prices for other forms of out-of-home entertainment in the U.S., including sporting events and theme parks, ranged from approximately $32.99 to $102.35 per ticket according to MPA. Industry data for 2021 is not yet available and 2020 data is not representative due to the impacts of the COVID-19 pandemic.

Expansion of Concepts and Product Offerings that Enhance the Movie Viewing Experience. Over recent years, the motion picture exhibition industry has invested in the development of new movie theatre platforms and concepts to respond to varying and changing consumer preferences as well as to differentiate the movie-going experience from other in-home and out-of-home entertainment options. Some examples include changing the overall style and amenities of theatres, including expansion of concession product offerings that provide more variety to traditional popcorn, fountain drinks and candy. Enhanced digital projectors, enhanced sound equipment and motion seats are offered in some locations to create an immersive movie-going experience. New alternative content is expanding the industry’s entertainment offerings to attract a broader customer base. We also developed mobile concessions ordering and delivery-to-seat options.

Our Strategy

Our primary objective is to attract and expand audiences to maximize attendance and box office, and then pursue other opportunities to capture ancillary revenue. We have continued to focus on providing an extraordinary guest experience, investing in our core circuit and organic growth to accomplish these goals. Our near term focus is to effectively navigate the ongoing COVID-19 pandemic, reignite the theatrical exhibition industry and evolve our business for post-pandemic success. As always, we continue to keep the safety of our employees, guests and communities a key priority.

Our long-term strategies include:

Provide an Extraordinary Guest Experience. We differentiate our theatres by focusing on various initiatives that continuously enhance the in-theatre guest experience. We adapt our theatre amenities to each market, which may include Luxury Lounger recliner seats, our own premium large format, XD, expanded food and beverage offerings and Snacks In A Tap mobile concessions ordering. Investments in these amenities allow us to create and maintain a high-quality theatrical experience throughout our circuit. We believe our ongoing focus on providing an extraordinary in-theatre guest experience is a primary factor of our consistent industry-leading results.

Enhance Overall Guest Engagement. Consistent investment in our website and mobile application features, customized guest interactive functionality and our loyalty and subscription programs provide a personalized experience to our guests. We pursue a wide range of strategic marketing initiatives to communicate and build consumer awareness to better understand the unique preferences of our guests and enrich their movie-going experience.

Pursue Organic and Synergistic Growth Opportunities While Maintaining Core Circuit. We have consistently reinvested our cash flows from operations in our circuit with a focus on new and exciting ways to attract guests. In addition to our Luxury Lounger recliner seats and premium large format XD auditoriums, we have incorporated premium concepts such as full bars and dine-in options. We selectively build or acquire new theatres in markets where we can establish and maintain a strong market position. We built seven theatres with 70 screens during 2021. We will continue to be opportunistic and make quality investments that meet our return on investment criteria while prioritizing our liquidity needs.

Competitive Strengths

We believe the following strengths have allowed us to compete effectively in the past, helped us navigate the impacts of the COVID-19 pandemic and will be guiding principles as we continue to recover from the impacts of the pandemic:

Disciplined Operating Philosophy. Our balanced and disciplined investment approach centers on thoughtfully reinvesting in our existing theatres, building new theatres and acquiring theatres that will complement our circuit and offer a meaningful return. Our operating philosophy focuses on creating an extraordinary guest experience, maintaining favorable theatre-level economics, controlling operating costs and effectively reacting to economic and market changes.

We have long believed in the combination of a strong balance sheet and ensuring our capital investments earn a solid return. This philosophy has proven to be successful and helped us enter the COVID-19 pandemic in a healthy financial position. We were disciplined with our cash management and liquidity strategies as we navigated through the temporary closure of our theatres and during the phased reopening of our theatres. As we recover from the COVID-19 pandemic, we are focused on refortifying our balance sheet, while still investing in long-term growth opportunities. We continue to evaluate the performance of our existing circuit and carefully consider closing underperforming theatres if more favorable results cannot be achieved.

Leading Position in Our U.S. and Latin American Markets. We have a leading market share in most of the U.S. markets we serve, which includes a presence in 42 states. For the year ended December 31, 2021, we ranked either first or second, based on box office revenues, in 20 of our top 25 U.S. markets, including the San Francisco Bay Area, Dallas, Houston, Salt Lake City, Sacramento, Cleveland, Austin and Las Vegas. During 2021, we held our leadership position as we were one of the first circuits to begin reopening theatres in the U.S., gaining market share of the overall North American box office as a result. We retained a meaningful portion of that market share growth throughout 2021.

We have successfully established a significant presence in major cities in Latin America, with theatres in 15 of the 20 largest metropolitan areas in South America. We are the largest exhibitor in Brazil and Argentina and have significant market presence in Colombia, Peru and Chile. Our geographic diversity makes us an important global distribution channel for the movie studios. While our performance during 2020 and 2021 was impacted by the temporary closure of our theatres, we gained overall market share in Latin America as we reopened all of our theatres during 2021. We have retained a meaningful portion of that market share growth as additional new film content was released throughout 2021.

State-of-the-Art Theatre Circuit. We build new theatres and consistently invest in our existing theatres to maintain a state-of-the-art movie-going experience, which we believe makes our theatres preferred destinations for moviegoers in our markets. We will continue to be opportunistic and make quality investments in our circuit while prioritizing our liquidity needs.

We offer our guests a premium large format experience through our 16 IMAX auditoriums across our worldwide circuit and our 281 XD auditoriums represent the largest exhibitor-branded premium large format footprint in the industry. Our XD auditoriums offer a premium experience utilizing the latest in digital projection and enhanced custom sound, including Barco Auro-Max 11.1 sound systems in select locations. The XD experience includes wall-to-wall screens, wrap-around sound, plush seating and a maximum comfort entertainment environment for an immersive experience. The benefits of our XD auditoriums include program flexibility, as we can show the content of our choice with no additional revenue share component outside of routine film rental. We plan to continue adding new XD locations and second XD screens to certain existing domestic locations during 2022.

We have started a multi-year project to strategically convert our auditoriums to Cinionic RGB laser projectors, further enhancing the movie-going experiences. We have also incorporated Luxury Lounger recliner seats into all of our recent domestic new builds and have repositioned many of our existing domestic theatres to offer this premium seating feature. We currently feature Luxury Loungers in 2,870 domestic auditoriums, representing more than 65% of our domestic circuit.

We currently have auditoriums that offer seats with immersive cinematic motion, which we refer to as motion seats, in 124 theatres throughout our circuit. These motion seats are programmed in harmony with the audio and video content of the film and further immerse guests into the on-screen action.

We offer enhanced food and beverages such as gourmet pizzas, burgers, and sandwiches, and a selection of beers, wine and cocktails, all of which can be enjoyed in the comfort of the auditoriums, at a majority of our theatres. We also offer full bars or dine-in areas in many of our locations and we will continue to expand these amenities to additional locations. In the U.S., we offer mobile concession ordering called Snacks In A Tap at nearly all of our U.S. theatres allowing guests to pre-pay for select concession products and pick them up at the concession stand upon arrival or have them delivered to their seat. We plan to expand mobile concession ordering and delivery to seat to our Latin American theatres in 2022.

Experienced Management. Led by Chairman and founder Lee Roy Mitchell, President and Chief Executive Officer Sean Gamble, Chief Financial Officer Melissa Thomas, President International Valmir Fernandes, and Executive Vice President and General Counsel Michael Cavalier, our global operational management team has extensive industry experience. Additionally, our country general managers are local citizens familiar with political, social, cultural and economic factors impacting their country, which enables them to more effectively manage the local business. Our global management team has successfully navigated us through many industry and economic cycles over the years, and their leadership in steering the Company during the COVID-19 pandemic is a testament to their abilities and effectiveness as stewards of the Company.

Theatre Operations

As of December 31, 2021, we operated 522 theatres and 5,868 screens in 42 U.S. states and 15 Latin American countries.

We opened our first theatre in the U.S. in 1984. Our domestic circuit has expanded primarily due to organic growth and acquisitions. We currently have theatres in 105 designated market areas, or DMAs. We first entered Latin America when we opened a theatre in Santiago, Chile in 1993. Since then, through our focused international growth strategy, we have developed one of the most geographically diverse theatre circuits in the region. We have balanced our risk through a diversified international portfolio, which includes theatres in 15 of the 20 largest metropolitan areas in South America. We have established significant presence in Brazil and Argentina, where we are the largest exhibitor. We also have significant market presence in Colombia, Peru and Chile.

The following table summarizes the geographic locations of our theatre circuit as of December 31, 2021.

Country	Total Theatres	Total Screens
United States	321	4,408
Brazil	86	631
Argentina	22	191
Colombia	30	177
Chile	20	142
Central America(1)	18	126
Peru	14	113
Ecuador	8	51
Bolivia	1	13
Paraguay	1	10
Curacao	1	6
Total	522	5,868
(1)
Includes Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala.

Content

We offer a variety of content at our theatres. During 2021, we transitioned back from primarily offering library content to offering new releases as they became available. We also continued to offer our guests the ability to select a film for private viewing with our Private Watch Parties in a group of up to 20 family members and friends.

We monitor upcoming films and other content and work diligently with film distributors to license content that we believe will be most successful in our theatres. We play mainstream films from many different genres, such as animated films, family films, dramas, comedies, horror and action films. We offer content in both 2-D and 3-D formats in all of our theatres, and in many locations, we offer either our own premium large format, XD or IMAX. We also offer a format that features motion seats and added sensory features.

We regularly play art and independent films at many of our U.S. theatres and offer local film product in our international markets, providing a variety of film choices to our guests. We have historically offered a classic series, which involves playing digitally re-mastered classic movies from a variety of genres, at a majority of our U.S. theatres and some of our international theatres during non-peak times. We exhibit a variety of multi-cultural foreign language films, e-sports gaming events and private gaming parties in our theatres.

Our joint venture, AC JV, LLC, with Regal Entertainment Group, or Regal, and AMC Entertainment, Inc., or AMC, provides marketing and distribution of live and pre-recorded entertainment programming through Fathom Events to movie theatres to augment theatres’ feature film schedules, which includes the Metropolitan Opera, sports programs, concert events, and other special presentations, that may be live or pre-recorded. We continue to explore new ways to utilize our theatre platform to provide new content to our guests, including electronic gaming events, traditional sports and other live and pre-recorded events.

Film Licensing

In the U.S., our corporate film department negotiates with film distributors to license films for each of our domestic theatres. Local film personnel in each of our international offices negotiate with local offices of major film distributors, local film distributors and independent content providers to license films for our international theatres.

Film distributors determine film release dates and film marketing campaigns and the related expenditures, while we are responsible for booking the films at each of our theatres at the optimal showtimes for our guests.

In both our domestic and international locations, film rental fees are based on a film’s box office receipts. The majority of film rental rates are negotiated on a sliding scale formula, under which the rate is based on a standard rate matrix that is established prior to a film’s theatrical run. We negotiate other film rental rates on a firm terms formula, a percentage of box office receipts negotiated prior to a film’s theatrical run, or a rate that is negotiated after a film’s theatrical run.

Food and Beverage

Concession sales are our second largest revenue source. We have expanded concession sales by enhancing our offerings and adapting to our customers’ changing preferences, as discussed below.

Product Mix. Our core concession products offered at all of our theatres include various sizes and types of popcorn, soft drinks, coffees, non-carbonated drinks, candy and quickly-prepared or pre-prepared food, such as hot dogs, pizza, pretzel bites, nachos and ice cream. Our food and beverage offerings may vary based on consumer preferences in a particular market. We offer beverage options for our guests including beer, wine and other alcoholic beverages, freshly-made Pizza Hut pizzas, burgers and sandwiches, as well as some healthier snacks, in many of our theatres and we also offer diverse ethnic foods based on market demographics.

Our point-of-sale systems allow our category managers to monitor product sales and make adjustments to product mix on a theatre-by-theatre or market-by-market basis. This program flexibility also allows us to efficiently activate and manage both national or regional product launches and promotional initiatives to further grow food and beverage sales.

Pricing. New products and promotions are introduced on a regular basis to increase concession purchase incidence by existing consumers as well as to attract new consumers. In certain international countries and in all of our domestic theatres, we offer a free loyalty program that routinely offers food and beverage discounts. Our paid subscription programs, including Movie Club and Movie Club Platinum in the US, allow our guests to receive exclusive concessions discounts.

Staff Training. Employees are continually trained in proper sales techniques, food preparation and handling and maintaining concession product quality. Some of our product promotions include a motivational element, such as a bonus or commission, that rewards theatre staff for exceptional sales of certain promotional items.

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

Our proprietary Snacks in a Tap online concessions ordering capability allows moviegoers to purchase their cinema snacks in advance and have them waiting to be picked up upon arrival or delivered directly to their seat. This functionality streamlines the guest experience as it transitions from digital to in-theatre, and results in significant added convenience and enhanced guest service for customers. As of December 31, 2021, Snacks in a Tap can be used at virtually all of our U.S. theatres. Additionally, guests in our international locations can pre-pay for select concession products online or at kiosks within the theatre and pick them up at the concession stand. We plan to introduce delivery to guests at their seats in our international locations in 2022.

Cost Control. We negotiate prices, volume-based rebates and promotional-based rebates for concession supplies directly with concession vendors. Concession supplies are generally managed through a distribution network, with theatres placing and receiving orders directly. We monitor inventory levels at every theatre to ensure proper stock levels are maintained to appropriately serve our guests.

Supply chain interruptions inflationary pressures are increasing costs and limiting product availability in the near term. We source products from a variety of partners around the world to minimize supply chain interruptions and price increases, wherever possible.

Screen Advertising

Our U.S. theatres are part of the in-theatre digital network operated by National CineMedia, LLC, or NCM. NCM provides advertising to our theatres through its branded “Noovie” pre-show entertainment program and also handles lobby promotions and displays for our theatres. We believe that the reach, scope and digital delivery capability of NCM’s network provides an effective platform for national, regional and local advertisers to reach our audience. We receive a monthly theatre access fee for participation in the NCM network and also earn screen rental revenue on a per patron basis or revenue share basis depending on the placement of the advertisement. As of December 31, 2021, we had an approximate 26% ownership interest in NCM. See Note 8 to our consolidated financial statements for further discussion of our investment in NCM.

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

Marketing and Promotions

Our investment in digital marketing and customer experience over the past several years has enabled us to expand our reach to our guests, communicate with them on a consistent basis, and streamline their digital customer journey. We continue to adapt our capabilities and strategies to engage movie-goers more effectively and make it as compelling and simple as possible for them to purchase their next movie ticket and accompanying concessions from us. Through organic and paid marketing efforts, we kept our millions of guests informed through email, social media, website and mobile app updates, and advertising to promote upcoming content and keep Cinemark elevated in the moviegoer consideration set. This was critical to raise awareness as our final theatres reopened in the first half of 2021 and to maintain interest throughout the year as daily lives returned closer to normal.

Transforming the digital customer journey enables us to more effectively reach movie-goers through targeted and refined search engine optimization, and gives the customer a better experience once they are directed to our website or app. We regularly conduct comprehensive analysis of the search and ticket purchase processes on our channels, making updates that reduce clicks and decrease the friction from search to ticket purchase. Regular enhancements result in driving higher traffic volume to our digital channels and increased ticket purchases.

In an effort to more deeply engage with our guests, the visual identity and physical flow of our theatres are regularly assessed. This includes paying close attention and keeping all signage, merchandise, food and beverage vessels and employee attire updated and reflective of the modern experience.

We market our theatres and special events, including new theatre grand openings, remodel openings and VIP events, using email, digital advertising, and radio and television advertising spots. We exhibit previews of coming attractions and current films as part of our on-screen pre-feature program. We offer guests access to movie times, the ability to buy their tickets and reserve their seats in advance and purchase gift cards at our website www.cinemark.com and via our mobile applications. Guests can subscribe to our emails and push notifications to receive information about current and upcoming films at their preferred Cinemark theatre(s), including details about upcoming XD movies, advanced ticket sales, screenings, special events, concerts, live broadcasts, contests, promotions, and our latest concessions and merchandise offerings. We partner with film distributors on a regular basis to promote upcoming films through local, regional and national programs that are exclusive to our theatres.

In the evolution of our external communication, we are meeting movie-goers where they are and ensuring we are present as they scroll throughout the day. We interact with moviegoers every day on social media platforms, such as Instagram, Facebook, Snapchat, Twitter, and Tik Tok to provide advanced ticketing, promotions, and event information and to monitor and respond to guests’ questions and feedback.

Our subscription membership program for our domestic circuit, Movie Club, offers guests a standard monthly ticket credit, member-pricing for a companion ticket and concession and other transaction discounts for their choice of a monthly or annual fixed price. Movie Club is a unique option to reward our loyal guests and allows us to stay informed of frequent moviegoers’ preferences. In September 2021, we introduced Movie Club Platinum, allowing members with a high visit frequency and/or high volume of ticket purchases during the year to earn additional movie ticket credits, receive an increased concessions discount and the ability to purchase additional tickets at a discounted price.

We offer a free domestic loyalty program to our guests, named Movie Fan. Movie Fan allows our moviegoers to earn one point for every dollar they spend. Points can then be redeemed for tickets, concession items and discounts, as well as unique and limited-edition rewards that relate to films currently playing in our theatres. Our loyalty programs are closely monitored, and updates are consistently tested to compel consumers to prioritize visiting our theatres.

We also have loyalty programs in some of our international markets that either allow customers to pay a nominal fee for an annual membership card that provides them with certain admissions and concession discounts or that allows guests to earn loyalty points for each purchase. Similar to the Movie Fan program, our points-based international programs offer discounts on movie tickets and concessions. Our global loyalty programs put us in direct contact with our moviegoers and provide additional opportunities for us to partner with the studios and our vendors through targeted promotions.

Competition

We are one of the leaders in the motion picture exhibition industry. We compete against local, regional, national and international exhibitors with respect to attracting guests, licensing films and developing new theatre sites. Our primary U.S. competitors include Regal and AMC and our primary international competitors, which vary by country, include Cinépolis, Cine Colombia, CinePlanet, Kinoplex (GSR), Village Cines, SuperCines and Araujo.

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

We compete for new theatre sites with other movie theatre exhibitors as well as other entertainment venues. Securing a potential site depends upon factors such as commercial terms, committed investment and resources, theatre design and capacity, revenue potential and financial stability.

We face competition from other forms of out-of-home entertainment competing for the public’s leisure time and disposable income, such as family entertainment centers, concerts, theme parks and sporting events. We also face competition for guests from a number of alternative film distribution channels, such as streaming services, digital downloads, video on-demand and network television.

Seasonality

Our revenues have historically been seasonal, coinciding with the timing of releases of motion pictures by the major distributors. The most successful motion pictures have historically been released during summer months in the U.S., extending from May to July, and during the holiday season, extending from November through year-end. The timing of releases, however, has become less pronounced as distributors have begun releasing content more evenly throughout the year. In our Latin American markets, while Hollywood content has similar release dates as in the U.S., the local holidays and seasons can vary. The unexpected emergence of a hit film during other periods can impact this seasonality trend. The timing, quantity and quality of film releases can have a significant impact on our results of operations, and the results of one period are not necessarily indicative of future results.

Corporate Operations

Our worldwide headquarters, referred to as the Cinemark Service Center, or CSC, is located in Plano, Texas. Personnel at the CSC provide oversight and support for our domestic and international theatres, and includes our executive team and department heads in charge of film licensing, food and beverage, theatre operations, theatre construction and maintenance, real estate, human resources, marketing, legal, finance, accounting, tax and information technology. Our U.S. operations are comprised of regions headed by a regional vice president. We have nine regional offices in Latin America responsible for the local management of theatres in fifteen countries (Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala and Curacao are managed out of one Central American regional office). Each regional office is headed by a general manager or a member of our international management team with additional personnel responsible for film licensing, marketing, human resources, information technology, operations and finance. We have divisional chief financial officers in Brazil and Argentina and a regional chief financial officer located in Chile that oversees Chile, Bolivia and Paraguay.

Human Capital

Our business is seasonal and therefore, our headcount can vary throughout the year depending on the timing and success of movie releases. While we do not have unionized employees within our domestic employee base, some of our international locations are subject to union regulations.

Our focus upon the reopening of our theatres was to re-hire our hourly team members who were impacted when our theatres first closed. We have reopened all of our domestic and international theatres and we currently have approximately 16,000 employees in the U.S., approximately 25% of whom are full-time employees and 75% of whom are part-time employees. We have approximately 8,700 employees in our international markets, approximately 40% of whom are full-time employees and approximately 60% of whom are part-time employees.

In our Mission, Vision and Values Statement, our employees form the core of our Cinemark Values. We strive to (i) act with honesty and integrity, respect and care for each other, our guests, communities and partners, (ii) provide a safe environment for our employees and guests, (iii) be the best in what we do and (iv) empower our people to make decisions and take responsibility. Guided by our Cinemark Values, we are committed to creating a company where everyone is included and respected, and where we support each other in reaching our full potential. We take pride in the fact that many of our employees, including executive management, international general managers and field employees, have significant tenure with the Company. Many of the field employees who were initially hired as we started reopening our theatres were employed by us before the pandemic.

To attract and retain the most qualified talent, we offer competitive benefits, including market-competitive compensation, healthcare, paid time off, parental leave, free movie passes and a 401(k) retirement savings and investment plan with generous Company matching. Additionally, many of our CSC employees are eligible to work on a hybrid remote schedule. We support the continuous development of professional, technical and leadership skills of our employees by offering tuition assistance, skills development courses through partnerships with leading educational institutions, and leadership development and training both generally and as part of our diversity and inclusion initiatives. Employees are encouraged to provide feedback about their experience through periodic employee engagement surveys. These voluntary surveys provide overall and department-specific reports and enables us to improve employee experience and culture. We aspire to provide a safe, open and accountable work environment for our employees. We provide a hotline for all employees to report workplace concerns and violations with the option to report on an anonymous basis. We address such concerns and take appropriate actions that uphold our Cinemark Values.

Regulations

The distribution of motion pictures is largely regulated by antitrust laws and was the subject of numerous antitrust cases in the past. The manner in which we can license films from certain major film distributors has been influenced by consent decrees and other court orders resulting from these cases. Consent decrees that bound certain major film distributors are set to expire in 2022. These consent decrees required the films of such distributors to be offered and licensed to exhibitors, including Cinemark, on a theatre-by-theatre and film-by-film basis. Consequently, exhibitors have not entered into long-term arrangements with major distributors but must negotiate for licenses on a theatre-by-theatre and film-by-film basis. While the consent decrees may no longer be in effect, we are still subject to the antitrust laws and do not expect a material shift in the way films are licensed.

We are subject to various general regulations applicable to our operations including the Americans with Disabilities Act of 1990, or the ADA, and regulations recently issued by the U.S. Food and Drug Administration that require nutrition labels for certain menu items. Our domestic and international theatre operations are also subject to federal, state and local laws governing such matters as data privacy, wages, working conditions, citizenship, health and sanitation requirements and various business licensing and permitting.

As a result of the COVID-19 pandemic, we may be subject to certain restrictions and protocols, which may vary at the city, county and state level.

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

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has disrupted our industry and our business and could continue to materially affect our financial condition, liquidity, cash flows, results of operations and ability to service our existing and future indebtedness.

The outbreak of the COVID-19 pandemic has disrupted our industry and our business for an extended period of time. While we have reopened all of our theatres as of December 31, 2021, our business, results of operations, liquidity, cash flows and financial condition continue to be impacted by the COVID-19 pandemic. One of the key factors that has materially affected our business is the availability of new films for exhibition at our theatres. Due to the COVID-19 pandemic, production of films was temporarily halted or delayed and new film releases were postponed or shifted to streaming services, resulting in a drastic reduction in the volume of new films available for theatrical exhibition. Even when new films are available, certain studios have reduced the window for video and digital releases or released films directly to alternative distribution channels such as streaming services simultaneous with a theatrical release. In addition, studios may determine that certain types of film content will not be released for theatrical exhibition in the future and will go straight to streaming platforms.

In response to the COVID-19 pandemic federal, state and local governments implemented restrictions that limited in-person gathering and/or movement of guests. Even as many restrictions have been lifted, consumers may not yet be comfortable gathering in a large group or within a closed space for a few hours at a time, which could have an adverse effect on our business by resulting in fewer guests and reduced revenues.

We cannot predict when, or to what extent, we will recover from the effects of the COVID-19 pandemic. The longer the pandemic lasts, including repeat or cyclical outbreaks, the longer it will take for us to recover from the adverse effects, continuing to impact our business, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness.

The outbreak of COVID-19 has also significantly increased economic and demand uncertainty, and it is possible that it could cause a global recession. For additional information on risks related to a slowdown or recession, inflationary, supply chain and wage pressures, see “—Other General Risks—General political, social, health and economic conditions can adversely affect our attendance.”

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

Our business depends on both the availability of suitable films for exhibition in our theatres and the success of those films in our markets. Reduced volume of film releases, poor performance of films, the disruption in the production of films due to events such as a strike by directors, writers or actors, a reduction in financing options for the film distributors, or a reduction in the production and marketing efforts of the film distributors to make and promote their films could have an adverse effect on our business by resulting in fewer patrons and reduced revenues. During 2020 and 2021, we saw a significant reduction in the quantity of films available to exhibit in our theatres. We expect the quantity of new film releases available for theatrical exhibition to continue to be lower than historical levels during 2022 as the industry rebounds from the impacts of the COVID-19 pandemic, however studios may determine that certain types of films will not be released for theatrical exhibition and will go straight to streaming platforms, further impacting the quantity of films available.

Our results of operations fluctuate on a seasonal basis.

Our results of operations vary from period to period based upon the quantity and quality of the motion pictures that we show in our theatres. The major film distributors generally release the films they anticipate will be most successful during the summer and holiday seasons. Consequently, we typically generate higher revenues during these periods. The timing of releases, however, has become less pronounced as distributors have begun releasing content more evenly throughout the year. In our Latin American markets, while Hollywood content has similar release dates as in the U.S., the local holidays and seasons can vary. The unexpected emergence of a successful film during other periods or the failure of an expected success at a key time could alter this seasonality trend. Due to the dependency on the success of films released from one period to the next, results of operations for one period may not be indicative of the results for future periods.

A deterioration in relationships with film distributors could adversely affect our ability to obtain commercially successful films.

We rely on the film distributors to supply the films shown in our theatres. The film distribution business is highly concentrated, with five major film distributors accounting for approximately 85.5% of U.S. box office revenues and 41 of the top 50 grossing films during 2021. Film distributors license films to exhibitors on a theatre-by-theatre and film-by-film basis. Consequently, we cannot guarantee a supply of films by entering into long-term arrangements with major distributors. We are therefore required to negotiate licenses for each film and for each theatre. A deterioration in our relationship with any of the major film distributors could adversely affect our ability to obtain commercially successful films and to negotiate favorable licensing terms for such films, both of which could adversely affect our business and operating results.

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

We compete with other forms of out-of-home entertainment, such as family entertainment centers, concerts, theme parks, gaming and sporting events, for our patrons’ leisure time and disposable income. We also face competition for patrons from a number of alternative film distribution channels, such as streaming, digital downloads, video on-demand and network television. Some of these distribution channels have seen growth in production in recent years. A significant increase in popularity of these alternative film distribution channels, competing forms of entertainment or improvements in technologies available at home could have an adverse effect on our business and results of operations.

Our results of operations may be impacted by the shrinking, or elimination of, video and digital release windows.

The average video and digital release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is available for DVD, was approximately 90 days and digital purchase for ownership (also known as electronic sell-through) was approximately 74 days for several years prior to the COVID-19 pandemic. During the COVID-19 pandemic, certain studios adopted strategies that reduced, or in some cases eliminated, the release windows. Select studios released certain movie titles to their own streaming platforms either simultaneously with theatrical releases or bypassed theatrical releases altogether. Studios may continue to follow, or expand, these or similar strategies, leading to permanent changes that shorten or eliminate exclusive theatrical windows. If studios continue to reduce or eliminate the windows for certain films even after the industry recovers or, if our guests choose to wait for an in-home release rather than attend a theatre to view the film, it may continue to adversely impact our business and results of operations, financial condition and cash flows.

Our foreign operations are subject to adverse regulations, economic instability and currency exchange risk.

We have 201 theatres with 1,460 screens in fifteen countries in Latin America as of December 31, 2021. Brazil represented approximately 5% of our consolidated 2021 revenues. Governmental regulation of the motion picture industry in foreign markets differs from that in the U.S. Changes in regulations affecting prices and quota systems requiring the exhibition of locally-produced films may adversely affect our international operations. Our international operations are subject to certain political, economic and other uncertainties not encountered by our domestic operations, including risks of severe economic downturns and high inflation. We also face risks of currency fluctuations, hard currency shortages and controls of foreign currency exchange and cash payments to the U.S., all of which could have an adverse effect on the results of our operations.

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

We have greatly expanded our operations over the last decade through targeted worldwide theatre development and acquisitions. We continue to pursue a strategy of expansion that will involve the development of new theatres and may involve acquisitions of existing theatres and theatre circuits both in the U.S. and internationally. There is significant competition for new site locations and for existing theatre and theatre circuit acquisition opportunities. As a result of such competition, we may not be able to acquire attractive site locations, existing theatres or theatre circuits on terms we consider acceptable. The pace of our growth may also be impacted by delays in site development caused by other parties. Acquisitions and expansion opportunities may divert a significant amount of management’s time away from the operation of our business. Growth by acquisition also involves risks relating to difficulties in integrating the operations and personnel of acquired companies and the potential loss of key employees of acquired companies. Our expansion strategy may not result in improvements to our business, financial condition, profitability or cash flows. Further, our expansion programs may require financing above our existing borrowing capacity and operating cash flows. We may not be able to obtain such financing or ensure that such financing will be available to us on acceptable terms, or at all.

Risks Related to Financing and Liquidity

We have substantial long-term lease and debt obligations, which may restrict our ability to fund current and future operations and that restrict our ability to enter into certain transactions.

We have, and will continue to have, significant long-term debt service obligations and long-term lease obligations. As of December 31, 2021, we had $2,543.3 million in long-term debt obligations, $117.2 million in finance lease obligations and $1,295.4 million in long-term operating lease obligations. Our substantial lease and debt obligations pose risk by:

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
•
limiting our ability to invest in innovations in technology and implement new platforms or concepts in our theatres; and
•
making us more vulnerable to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to our competitors that have lower debt levels.

Our ability to make scheduled payments of principal and interest with respect to our indebtedness will depend on our ability to generate positive cash flows and on our future financial results. Our ability to generate positive cash flows is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. As we continue to recover from the COVID-19 pandemic, we may not be able to generate cash flows at historical levels, or guarantee that future borrowings will be available under our senior secured credit facility, in an amount sufficient to enable us to pay our indebtedness. If our cash flows and capital resources are insufficient to fund our lease and debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to take any of these actions, and these actions may not be successful or permit us to meet our scheduled debt service obligations and these actions may be restricted under the terms of our existing or future debt agreements, including our senior secured credit facility.

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

Our debt currently has a non-investment grade rating, and any rating assigned could be lowered (or outlook thereof could be changed) or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes in our business or industry, so warrant. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing. In particular, our access to the capital markets may be impacted, our other funding sources may decrease, the cost of debt may increase as a result of increased interest rates or fees, and we may be required to provide additional credit assurances, including collateral, under certain contracts or arrangements.

Our inability to raise funds necessary to settle conversions of, or to repurchase, the 4.500% Convertible Senior Notes (as defined below), upon a fundamental change as described in the indenture governing the 4.500%

Convertible Senior Notes, may lead to defaults under such indenture and under agreements governing our existing or future indebtedness.

If we settle the 4.500% Convertible Senior Notes by cash, or by a combination of cash and shares of our common stock, upon a fundamental change as described in the indenture governing the 4.500% Convertible Senior Notes, we will be required to make cash payments with respect to the 4.500% Convertible Senior Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make purchases of the 4.500% Convertible Senior Notes being surrendered or converted. In addition, our ability to repurchase the 4.500% Convertible Senior Notes or to pay cash upon conversion of the 4.500% Convertible Senior Notes is limited by the agreements governing our existing indebtedness (including the senior secured credit facility) and may also be limited by law, by regulatory authority or by agreements that will govern our future indebtedness. Our failure to repurchase 4.500% Convertible Senior Notes at a time when the repurchase is required by the indenture governing the 4.500% Convertible Senior Notes or to pay cash payable on future conversions of the 4.500% Convertible Senior Notes as required by such indenture would constitute a default under such indenture. A default under the indenture governing the 4.500% Convertible Senior Notes or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness (including the senior secured credit facility and the indentures governing Cinemark USA, Inc.’s senior notes).

The conditional conversion feature of the 4.500% Convertible Senior Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 4.500% Convertible Senior Notes is triggered, holders of the 4.500% Convertible Senior Notes will be entitled to convert the 4.500% Convertible Senior Notes at any time during specified periods at their option. If one or more holders elect to convert their 4.500% Convertible Senior Notes, we may elect to satisfy our conversion obligations by payment and delivery of a combination of cash and shares of our common stock. Settlement of our conversion obligation through the payment of cash could adversely affect our liquidity. In addition, even if holders do not elect to convert their 4.500% Convertible Senior Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 4.500% Convertible Senior Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Conversion of the 4.500% Convertible Senior Notes will dilute the ownership interest of existing stockholders, or may otherwise depress the price of our common stock.

The conversion of some or all of the 4.500% Convertible Senior Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the 4.500% Convertible Senior Notes. The 4.500% Convertible Senior Notes may from time to time in the future be convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 4.500% Convertible Senior Notes may encourage short selling by market participants because the conversion of the 4.500% Convertible Senior Notes could be used to satisfy short positions, or anticipated conversion of the 4.500% Convertible Senior Notes into shares of our common stock could depress the price of our common stock.

The 4.500% Convertible Senior Notes Hedge Transactions and Warrant Transactions (each as defined below) may affect the value of our common stock.

In connection with the pricing of the 4.500% Convertible Senior Notes, we entered into Hedge Transactions with, and sold Warrants (as defined below) to, Option Counterparties (as defined below). The Hedge Transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the 4.500% Convertible Senior Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 4.500% Convertible Senior Notes, as the case may be. The Warrants would separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the strike price of any Warrants on the applicable expiration dates unless, subject to the terms of the Warrants, we elect to cash settle the Warrants. In addition, the Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 4.500% Convertible Senior Notes (and are likely to do so during any observation period related to a conversion of the 4.500% Convertible Senior Notes or following any repurchase of the 4.500% Convertible Senior Notes by us in connection with any fundamental change repurchase date or otherwise). This activity could also cause or avoid an increase or decrease in the market price of our common stock.

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

We are subject to counterparty risk with respect to the 4.500% Convertible Senior Notes Hedge Transactions.

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

Our ability to pay dividends is limited by our status as a holding company and the terms of our senior notes indentures and our senior secured credit facility, which restrict our ability to pay dividends and the ability of certain of our subsidiaries to pay dividends, directly or indirectly, to us. Under our debt instruments, we may pay a cash dividend up to a specified amount, provided we have satisfied certain financial covenants in, and are not in default under, our debt instruments. The declaration of future dividends on our common stock, par value $0.001 per share, or Common Stock, will be at the discretion of our board of directors and will depend upon many factors, including our results of operations, financial condition, earnings, capital requirements, limitations in our debt agreements and legal requirements. We suspended our dividend in March 2020 due to the impacts of the COVID-19 pandemic and it is uncertain when we will resume paying dividends.

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

As of December 31, 2021, we owned 43,161,550 common units of NCM, which represented an ownership interest in NCM of approximately 26%. We receive monthly theatre access and advertising fees under our Exhibitor Services Agreement with NCM and we are entitled to receive mandatory quarterly distributions of excess cash from NCM. During the years ended December 31, 2019, 2020 and 2021, the Company recorded approximately $45.8 million, $36.0 million and $44.1 million in other revenues related to NCM, respectively, $25.9 million, $14.2 million and $0.2 million in cash distributions recorded as a reduction of our investment in NCM, respectively, and $12.9 million, $7.0 million and $0.1 million in cash distributions in excess of our investment in NCM, respectively. Cinema advertising is a small component of the U.S. advertising market and therefore, NCM competes with larger, more established and well-known media platforms such as broadcast radio and television, cable and satellite television, outdoor advertising and Internet portals. In-theatre advertising may not continue to attract advertisers or NCM’s in-theatre advertising format may not continue to be received favorably by theatre patrons. If NCM is unable to continue to generate consistent advertising revenues, its results of operations may be adversely affected and our investment in and distributions and revenues from NCM may be adversely impacted. NCM revenues and excess cash distributions have been significantly impacted by the COVID-19 pandemic. Since NCM's revenues are primarily dependent on theatre attendance, future NCM revenues and excess cash distributions from NCM to the Company will depend on the recovery of the motion picture exhibition industry. Excess cash distributions we have historically received are also restricted through December 2023 in accordance with the credit agreement amendment NCM recently entered into with its lenders.

Regulatory Risks

We are subject to various government regulations which could result in substantial costs.

We are subject to various federal, state and local laws, regulations and administrative practices in the U.S. and internationally. We must comply with laws regulating, among other things, antitrust activities, employment environment, sale of concession goods, alcoholic beverages, data protection and privacy and Title III of the Americans with Disabilities Act of 1990 ("ADA") and similar state disability rights laws. Compliance with the ADA and similar disability rights laws requires us as a public accommodation to reasonably accommodate individuals with disabilities. This applies to the construction of new theatres, certain renovations, existing theatres, websites and mobile applications and presentations for the blind, deaf and hard of hearing. Changes in existing laws, regulations or administrative practices or new laws, regulations or administrative practices could have a significant impact on our business. In addition, we must comply with state and local government restrictions related to the COVID-19 pandemic.

We may face data protection, data security, and privacy risks in connection with privacy regulation.

Strict data privacy laws regulating the collection, transmission, storage and use of employee data and consumers’ personally identifying information are evolving in the U.S. and other jurisdictions in which we operate. These laws impose compliance obligations for the collection, use, retention, security, processing, transfer and deletion of personally identifiable information of individuals and creates enhanced rights for individuals. These changes in the legal and regulatory environments in the areas of customer and employee privacy, data security, and cross-border data flows could have a material adverse effect on our business, primarily through the impairment of our marketing and transaction processing activities, the limitation on the types of information that we may collect, process and retain, the resulting costs of complying with such legal and regulatory requirements and potential monetary forfeitures and penalties for noncompliance

We may be subject to increased labor and benefits costs.

In the U.S., we are subject to United States federal and state laws governing such matters as minimum wages, working conditions and overtime. We are also subject to union regulations in certain of our international markets, which can specify wage rates as well as minimum hours to be paid to certain employees. As federal and state minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees, but also the wages paid to employees at wage rates that are above minimum wage. Labor market conditions have recently driven increases in wages across our labor base and similar increases may continue in the future. Labor shortages, increased employee turnover and health care mandates could also increase our labor costs. This in turn could lead us to increase prices, which could impact our sales. Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our results of operations may be adversely impacted.

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

Certain provisions of our 8.750% secured notes indenture, 5.250% senior notes indenture, our 5.875% senior notes indenture and our senior secured credit facility may have the effect of delaying or preventing future transactions involving a “change of control.” A “change of control” would require us to make an offer to the holders of each of our 8.750% Secured Notes, 5.250% Senior Notes and our 5.875% Senior Notes (each as defined below) to repurchase all of the outstanding notes at a purchase price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest to the date of purchase. A “change of control” would also be an event of default under our senior secured credit facility.

Risks Related to Information Security and Business Disruptions

An information security incident, including a cyber security breach, and our failure to protect our electronically stored data could adversely affect our business or reputation.

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

Our results of operations are dependent on general political, social, health and economic conditions, and the impact of such conditions on our theatre operating costs and on the willingness of consumers to spend money at movie theatres. If consumers’ discretionary income declines during a period of an economic downturn or political uncertainty, our operations could be adversely affected. If theatre operating costs, such as utility costs, increase due to political or economic changes, our results of operations could be adversely affected. Supply chain interruptions may increase costs and limit product availability, as reduced supply of certain commodities and labor shortages in the transportation industry have led to limitations in product availability and continued increases in product pricing. Political events, such as terrorist attacks, and health-related pandemics or epidemics, such as flu or other virus outbreaks, could cause people to avoid our theatres or other public places where large crowds are in attendance, which could adversely affect our results of operations. In addition, a natural disaster, such as a hurricane or an earthquake, could impact our ability to operate certain of our theatres, which could adversely affect our results of operations.

A failure to adapt to future technological innovations could impact our ability to compete effectively and could adversely affect our results of operations.

While we continue to invest in technological innovations, such as laser projectors, motion seats and satellite distribution technologies, new technological innovations continue to impact our industry. If we are unable to respond to or invest in changes in technology and the technological preferences of our customers, we may not be able to compete with other exhibitors or other entertainment venues, which could adversely affect our results of operations.

Legislative or regulatory initiatives related to global warming/climate change concerns may negatively impact our business.

Recently, there has been an increasing focus and continuous debate on global climate change including increased attention from regulatory agencies and legislative bodies. This increased focus may lead to new initiatives directed at regulating an as-yet unspecified array of environmental matters. Legislative, regulatory or other efforts in the U.S. to combat climate change could result in future increases in the cost of raw materials, taxes, transportation and utilities for our vendors and for us which would result in higher operating costs for the Company. Also, compliance of our theatres and accompanying real estate with new and revised environmental, zoning, land-use or building codes, laws, rules or regulations, could have a material and adverse effect on our business. However, we are unable to predict at this time, the potential effects, if any, that any future environmental initiatives may have on our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth a summary of our theatres in U.S. and international markets as of December 31, 2021:

	Leased	Owned
Segment	Theatres	Theatres
U.S.	279	42
International	201	—
Total	480	42

See also Item 1, Business – Theatre Operations, for a summary of the geographic locations for our U.S. and international theatre circuit as of December 31, 2021.

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

In addition to our theatre properties, we currently own an office building in Plano, Texas, which is our worldwide headquarters. We lease office space in Frisco, Texas for our Top Center and a warehouse in McKinney, Texas. We also lease office space in seven regions in Latin America for our local management teams.

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

Holders of Common Stock

As of December 31, 2021, there were 215 holders of record of the Company’s common stock and there were no other classes of stock issued and outstanding.

Dividend Policy

We, at the discretion of the board of directors and subject to applicable law, may pay regular quarterly dividends on our common stock. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. In March 2020, our board of directors suspended our dividend policy in response to the impacts of the COVID-19 pandemic. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources – Financing Activities for a discussion of dividend restrictions under our debt agreements.

See Note 7 to our consolidated financial statements for a detail of dividends paid during the years ended December 31, 2019 and 2020.

Performance Graph

The performance graph is incorporated by reference to the Company’s proxy statement for its annual stockholders meeting to be held on May 19, 2022 and to be filed with the SEC within 120 days after December 31, 2021.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes included in this report. This discussion may contain forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties and risks associated with these statements. Discussion regarding our financial condition and results of operations for 2020 compared with 2019 is included in Item 7 of our 2020 Annual Report on Form 10-K filed on February 26, 2021.

Overview

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. As of December 31, 2021, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 21 to our consolidated financial statements.

Impact of COVID-19 Pandemic

The COVID-19 pandemic has had an unprecedented impact on the world and the movie exhibition industry. The social and economic effects have been widespread. We temporarily closed our theatres in the U.S. and Latin America beginning in March of 2020 at the onset of the COVID-19 outbreak. Additionally, we implemented various cash preservation strategies, including, but not limited to, temporary personnel and salary reductions, halting non-essential operating and capital expenditures, negotiating modified timing and/or abatement of contractual payments with landlords and other major suppliers, and the suspension of our quarterly dividend.

Throughout 2020 and 2021 we reopened theatres as soon as local restrictions and the status of the COVID-19 pandemic would allow. As of December 31, 2021, all of our domestic and international theatres were open. New film content returned in April 2021 and expanded throughout the year leading up to the December release of Spider-Man: No Way Home, which is now an all-time top 10 film in terms of worldwide box office. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry also continues to adjust to evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

Revenues and Expenses

We generate revenue primarily from filmed entertainment box office receipts and concession sales with additional revenue from screen advertising, screen rental and other revenue streams, such as transactional fees, vendor marketing promotions, studio trailer placements, meeting rentals and electronic video games located in some of our theatres. We also offer alternative entertainment, such as the Metropolitan Opera, concert events, in-theatre gaming, live and pre-recorded sports programs and other special events in our theatres through Fathom Entertainment (operated by AC JV, LLC). NCM provides our domestic theatres with various forms of in-theatre advertising. Our Flix Media subsidiaries provide screen advertising and alternative content for our international circuit and to other international exhibitors.

Films released during the year ended December 31, 2021 included Shang-Chi and the Legend of the Ten Rings, Venom: Let There Be Carnage, Black Widow, F9: The Fast Saga, Eternals, No Time to Die, A Quiet Place Part II, Ghostbusters: Afterlife, Free Guy and Jungle Cruise and Spider-Man: No Way Home, among other films.

Currently, films scheduled for release in 2022 include the highly anticipated sequel Avatar 2, as well as Doctor Strange in the Multiverse of Madness, Thor: Love and Thunder, Black Panther: Wakanda Forever, The Batman, Jurassic World: Dominion, Lightyear, Top Gun: Maverick, Minions: The Rise of Gru, Mario, Black Adam, Aquaman 2, Strange World and Spider-Man: Across the Spider-Verse, among others. As the industry continues to evolve and recover as the impact of the COVID-19 pandemic wanes, film release schedules, the availability and length of exclusive theatrical release windows, streaming release strategies and consumer sentiment are continuing to evolve and may have a direct impact on industry box office results.

Film rental costs are variable in nature and fluctuate with our admissions revenue. Film rental costs as a percentage of revenue are generally higher for periods in which more blockbuster films are released. The Company received virtual print fees from studios for certain of its international locations, which are included as a contra-expense in film rental and advertising costs on the consolidated statements of income. However, these costs were fully recovered during 2021 and virtual print fees will not be received in future periods. Advertising costs, which are expensed as incurred, are primarily related to campaigns for new and remodeled theatres, our loyalty and subscription programs, brand advertising and reengaging our audiences as our theatres reopened and new film content was released. These expenses vary depending on the timing and length of such campaigns.

Concession supplies expense is variable in nature and fluctuates with our concession revenue and product mix. Supply chain interruptions and inflationary pressures have impacted product costs and product availability in the near term. We source products from a variety of partners around the world to minimize supply chain interruptions and price increases, wherever possible.

Although salaries and wages include a fixed cost component (i.e. the minimum staffing costs to operate a theatre facility during non-peak periods), salaries and wages tend to move in relation to revenue as theatre staffing is adjusted to respond to changes in attendance. Staffing levels may vary based on the amenities offered at a location, such as full service restaurants, bars or expanded food and beverage options. In certain international locations, staffing levels are also subject to local regulations. Labor market conditions and inflationary pressures have recently driven increases in wages across our labor base and similar increases may continue in the future.

Facility lease expense is primarily a fixed cost at the theatre level as most of our facility leases require a fixed monthly minimum rent payment. Certain leases are subject to percentage rent only, while others are subject to percentage rent in addition to their fixed monthly rent if a target annual performance level is achieved. Facility lease expense as a percentage of revenue is also affected by the number of theatres under operating leases, the number of theatres under finance leases and the number of owned theatres.

Utilities and other costs include both fixed and variable costs and primarily consist of utilities, property taxes, janitorial costs, credit card fees, third party ticket sales commissions, repairs and maintenance expenses, security services and expenses for the maintenance and monitoring of projection and sound equipment.

General and administrative expenses to support the overall management of the Company are primarily fixed in nature with certain variable expenses. Fixed expenses include salaries and wages and benefits costs for our corporate office personnel, facility expenses for our corporate and other offices, software maintenance costs and audit fees. Some variable expenses may include incentive compensation, consulting and legal fees, supplies and other costs that are not specifically associated with the operations of our theatres.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the U.S., or U.S. GAAP. As such, we are required to make certain estimates and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies and estimates, which we believe are the most critical to aid in fully understanding and evaluating our reported consolidated financial results, include the following:

Revenue and Expense Recognition

Our patrons have the option to purchase movie tickets well in advance of a movie showtime or right before the movie showtime, or at any point in between those two timeframes depending on seat availability. We recognize such admissions revenue when the showtime for a purchased movie ticket has passed. Concession revenue is recognized when products are sold to the consumer. Other revenues primarily consist of screen advertising, screen rental revenue, promotional income, studio trailer placements and transactional fees. Except for NCM screen advertising advances (see Note 8 to our consolidated financial statements), these revenues are generally recognized when we have performed the related services. We sell gift cards and discount ticket vouchers, the proceeds from which are recorded as deferred revenue. Deferred revenue for gift cards and discount ticket vouchers is recognized when they are redeemed for concession items or, if redeemed for movie tickets, when the showtime has passed. We generally record breakage revenue on gift cards and discount ticket vouchers based on redemption activity and historical experience with unused balances. We offer a subscription program in the U.S. whereby patrons can pay a monthly or annual fee to receive a monthly credit for use towards a future movie ticket purchase. We record the subscription program fees as deferred revenue and record admissions revenue when the showtime for a movie ticket purchased with a credit has passed. We have loyalty programs in the U.S. and many of our international locations that either have a prepaid annual fee or award points to customers as purchases are made. For those loyalty programs that have a prepaid annual fee, we recognize the fee collected as other revenue on a straight-line basis over the term of the program. For those loyalty programs that award points to customers based on their purchases, we record a portion of the original transaction proceeds as deferred revenue based on the number of reward points issued to customers and recognize the deferred revenue when the customer redeems such points. The value of loyalty points issued is based on the estimated fair value of the rewards offered. We record breakage revenue on deferred loyalty and subscription revenue generally upon the expiration of points and subscription credits, respectively. Advances collected on concession and other contracts are deferred and recognized during the period in which we satisfy the related performance obligations, which may differ from the period in which the advances are collected.

Film rental costs are subject to the film licensing arrangement and accrued based on the applicable box office receipts and either; 1) a sliding scale formula, which is generally established prior to the opening of the film, 2) firm terms or 3) estimates of the final settlement rate, which occurs at the conclusion of the film run. Under a sliding scale formula, we pay a percentage of box office revenues using a pre-determined matrix that is based upon box office performance of the film for its full run. Under a firm terms formula, we pay the distributor a percentage of box office receipts, which reflects either an aggregate rate for the life of the film or rates that decline over the term of the run. The settlement process allows for negotiation of film rental fees upon the conclusion of the film's theatrical run based upon how the film performs. Estimates are based on the expected success of a film. The success of a film can generally be determined a few weeks after a film is released when the initial box office performance of the film is known. If actual settlements are different than those estimates, film rental costs are adjusted at that time.

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

See further discussion of our impairment evaluation policy in Note 1 of our consolidated financial statements. See a summary of the impairment evaluations performed and impairments recorded during the years ended December 31, 2019, 2020 and 2021 in Note 11 to our consolidated financial statements.

Impairment of Goodwill and Intangible Assets

We evaluate goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable. We evaluate goodwill for impairment at the reporting unit level and we have allocated goodwill to the reporting unit based on an estimate of its relative fair value. Management considers the reporting unit to be each of its regions in the U.S. and each of its international countries with Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala considered one reporting unit (the Company does not have goodwill recorded for all of its international locations). Under ASC Topic 350, Goodwill, Intangibles and Other, or ASC Topic 350, we may perform a qualitative impairment assessment or a quantitative impairment assessment of our goodwill.

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

See further discussion of our impairment evaluation policy in Note 1 of our consolidated financial statements. See a summary of the impairment evaluations performed during the year ended December 31, 2021 and impairments recorded during the years ended December 31, 2019, 2020 and 2021 in Note 11 to our consolidated financial statements.

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

Results of Operations

The following table sets forth, for the periods indicated, the amounts for certain items reflected in our consolidated statements of income (loss) along with each of those items as a percentage of revenues.

	Year Ended December 31,
	2019	2020	2021
Operating data (in millions):
Revenues
Admissions	$1,805.3	$356.5	$780.0
Concession	1,161.1	231.1	561.7
Other	316.7	98.7	168.8
Total revenues	$3,283.1	$686.3	$1,510.5
Cost of operations
Film rentals and advertising	1,003.8	186.8	415.0
Concession supplies	206.5	48.6	97.9
Salaries and wages	410.1	145.0	232.9
Facility lease expense	346.1	279.8	280.0
Utilities and other	474.7	229.5	282.9
General and administrative expenses	173.4	127.6	161.1
Depreciation and amortization	261.2	259.8	265.4
Impairment of long-lived assets	57.0	152.7	20.8
Restructuring costs	—	20.4	(1.0)
(Gain) loss on disposal of assets and other	12.0	(8.9)	8.0
Total cost of operations	2,944.8	1,441.3	1,763.0
Operating income (loss)	$338.3	$(755.0)	$(252.5)

Operating data as a percentage of total revenues:
Revenues
Admissions	55.0%	51.9%	51.6%
Concession	35.4%	33.7%	37.2%
Other	9.6%	14.4%	11.2%
Total revenues	100.0%	100.0%	100.0%
Cost of operations (1)
Film rentals and advertising	55.6%	52.4%	53.2%
Concession supplies	17.8%	21.1%	17.4%
Salaries and wages	12.5%	N/A	15.4%
Facility lease expense	10.5%	N/A	18.5%
Utilities and other	14.5%	N/A	18.7%
General and administrative expenses	5.3%	N/A	10.7%
Depreciation and amortization	8.0%	N/A	17.6%
Impairment of long-lived assets	1.7%	N/A	1.4%
Restructuring costs	—%	N/A	(0.1)%
(Gain) loss on disposal of assets and other	0.4%	N/A	0.5%
Total cost of operations	89.7%	N/A	116.7%
Operating income (loss)	10.3%	N/A	(16.7)%
Average screen count (month end average)	6,072	N/A	5,890
Revenues per average screen (dollars)	$540,695	N/A	$256,445
(1)
All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenue and concession supplies, which are expressed as a percentage of concession revenue. Certain values are considered not applicable (“N/A”) during 2020 as they are not comparable due to theatre closures as a result of the COVID-19 pandemic.

Comparison of Years Ended December 31, 2021 and December 31, 2020

Year ended December 31, 2020 - All of our domestic and international theatres were temporarily closed effective March 17, 2020 and March 18, 2020, respectively, due to the COVID-19 pandemic. We began reopening our domestic theatres in June 2020 and began reopening our international theatres in August 2020. As of December 31, 2020, we had 217 domestic theatres and 129 international theatres reopened.

Year ended December 31, 2021 - We reopened our remaining theatres throughout the first half of the year as the status of the COVID-19 pandemic and local regulations would allow. As of December 31, 2021, all of our domestic and international theatres were opened.

Revenues. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency (3)
	2021	2020	% Change	2021	2020	% Change	2021	% Change	2021	2020	% Change
Admissions revenue (1)	$671.7	$291.6	130.3%	$108.3	$64.9	66.9%	$117.0	80.3%	$780.0	$356.5	118.8%
Concession revenue (1)	$482.8	$189.6	154.6%	$78.9	$41.5	90.1%	$84.7	104.1%	$561.7	$231.1	143.1%
Other revenues (1)(2)	$139.1	$75.7	83.8%	$29.7	$23.0	29.1%	$32.4	40.9%	$168.8	$98.7	71.0%
Total revenues (1)(2)	$1,293.6	$556.9	132.3%	$216.9	$129.4	67.6%	$234.1	80.9%	$1,510.5	$686.3	120.1%
Attendance (1)	73.0	34.9	109.2%	32.6	19.4	68.0%			105.6	54.3	94.5%
Average ticket price (1)	$9.20	$8.36	10.0%	$3.32	$3.35	(0.9)%	$3.59	7.2%	$7.39	$6.57	12.5%
Concession revenues per patron (1)	$6.61	$5.43	21.7%	$2.42	$2.14	13.1%	$2.60	21.5%	$5.32	$4.26	24.9%
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
(3)
Constant currency revenue amounts, which are non-GAAP measurements, were calculated using the average exchange rates for the corresponding months in 2020. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance without the impact of foreign currency fluctuations.
•
U.S. With a more consistent flow of new film content during the year, attendance rebounded to 73.0 million patrons generating $671.7 million of admissions revenue and $482.8 million of concession revenue. Our average ticket price increased 10% to $9.20 during 2021 compared with $8.36 during 2020, primarily a result of pricing, ticket type mix and optimized operating hours. Our concession revenues per patron increased 21.7% to $6.61 during 2021 compared with $5.43 during 2020 driven by pricing and operating hours more conducive to concession purchases. Other revenues for 2021 of $139.1 million included the amortization of NCM screen advertising advances, as well as screen rental revenue, promotional and trailer placement income related to the recent new film releases and transactional fees, all of which were lower in 2020 as a result of limited new film content and reduced attendance.
•
International. We showed new releases during 2021, beginning in May, as well as some library content in our international theatres, resulting in 32.6 million in attendance, $108.3 million of admissions revenues and $78.9 million of concession revenues. Our average ticket price for 2021 was $3.32 as reported, $3.59 in constant currency, compared with $3.35 for 2020. Concession revenues per patron for 2021 was $2.42 as reported, $2.60 in constant currency, compared with $2.14 in 2020. The increase in reported concession revenues per patron was a result of increased purchase incidence of our core concession items, the impact of inflation and new premium combo offerings. Other revenues primarily included screen advertising and loyalty membership revenues and were impacted by increased attendance in 2021 compared with 2020.

Cost of Operations. The table below summarizes certain of our theatre operating costs by reportable operating segment (in millions) for the years ended December 31, 2020 and 2021.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2021	2020	2021	2020	Constant Currency 2021 (1)	2021	2020
Film rentals and advertising	$360.0	$155.3	$55.0	$31.5	$59.6	$415.0	$186.8
Concession supplies	79.5	36.9	18.4	11.7	19.8	97.9	48.6
Salaries and wages	198.2	113.8	34.7	31.2	37.4	232.9	145.0
Facility lease expense	242.2	247.0	37.8	32.8	39.8	280.0	279.8
Utilities and other	232.1	180.3	50.8	49.2	54.9	282.9	229.5
(1)
Constant currency expense amounts, which are non-GAAP measurements, were calculated using the average exchange rates for the corresponding months for 2020. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance without the impact of foreign currency fluctuations.
•
U.S. Film rentals and advertising costs for 2021 were 53.6% of admissions revenue compared with 53.3% for 2020. The rate for 2021 was impacted by new film content released during 2021, and specifically the highly successful Spiderman: No Way Home released in December 2021. In addition, promotion and advertising expense increased for 2021 as a result of aforementioned new film content, as well as promotions for our Movie Club and Movie Club Platinum programs. Concession supplies expenses for 2021 were 16.5% of concessions revenue compared with 19.5% of concession revenues for 2020. The concession supplies rate for 2021 reflected modest price increases compared with Welcome Back pricing during 2020, the impact of a favorable product mix, and a reduced level of waste related to the disposal of perishable goods.

Salaries and wages increased to $198.2 million for 2021 as a result of increased operating hours and increased staffing to service growing attendance demand. Salaries and wages were also impacted by minimum wage and market rate increases. Facility lease expense, which is primarily fixed in nature, decreased $4.8 million primarily due to the permanent closure of certain theatres and a decline in common area maintenance costs. Utilities and other costs increased $51.8 million, as many of these costs, such as janitorial costs, security expenses, credit card fees and repairs and maintenance, are variable in nature and were impacted by increased operating hours and increased attendance for 2021.

•
International. Film rentals and advertising costs for 2021 were 50.8% of admissions revenue compared with 48.5% for 2020. The increase in the film rentals and advertising rate was a result of the release of new film content in 2021 and a decrease in virtual print fees collected from studios. Concession supplies expenses were 23.3% of concessions revenue compared with 28.2% of concession revenues for 2020, driven by a reduced level of waste related to the disposal of perishable goods and a higher mix of premium concession products.

Salaries and wages increased $3.5 million as reported for 2021 compared with 2020 as a result of increased operating hours, increased staffing to service growing attendance demand in 2021 and increases in wage rates due to inflationary pressures in certain countries in which we operate. Facility lease expense increased $5.0 million as reported due to the impact of rent abatements negotiated during 2020 while theatres were closed and higher percentage rent as a result of increased revenues. Utilities and other costs increased $1.6 million as reported, as many of these costs are variable in nature, such as credit card fees, security expenses, janitorial costs and repairs and maintenance, and were impacted by increased operating hours and increased attendance for 2021. These expenses, as reported, were also impacted by exchange rates in each of the countries in which we operate.

General and Administrative Expenses. General and administrative expenses increased to $161.1 million for 2021 compared with $127.6 million for 2020. The increase is primarily due to the temporary salary reductions and furloughs for our corporate workforce during 2020, increased incentive and share based award compensation expense as a result of certain retention measures and the acceleration of share based award compensation expense for certain equity awards. See Note 17 for discussion of share based award activity.

Depreciation and Amortization. Depreciation and amortization expense increased to $265.4 million for 2021 compared with $259.8 million for 2020 primarily due to the digital projectors received in a non-cash distribution from

DCIP during the fourth quarter of 2020 and the impact of new theatres. See Note 9 to the consolidated financial statements for discussion of the non-cash distribution from DCIP.

Impairment of Long-Lived Assets. We recorded asset impairment charges of $20.8 million during 2021 and $152.7 million during 2020. The asset impairment charges recorded during 2021 impacted seven countries and were primarily related to certain theatres that were not showing sufficient recovery after reopening when compared with the rest of our theatre circuit. The asset impairment charges recorded during 2020 impacted eleven countries and were primarily a result of the prolonged impact of the COVID pandemic on our operations, as some theatres remained closed and film content continued to shift into future periods, both of which impacted our estimated future cash flows for theatres. See Note 11 to our consolidated financial statements.

Restructuring costs. Restructuring costs of $20.4 million were recorded during 2020 related to a restructuring plan implemented during the second quarter of 2020. The credit of $(1.0) million to restructuring costs during 2021 was primarily due to adjustments based on final facility lease payments for certain closed theatres as compared with original recorded amounts. See Note 3 to our consolidated financial statements for further discussion.

(Gain) Loss on Disposal of Assets and Other. We recorded a loss on disposal of assets and other of $8.0 million during 2021 compared with a gain of $(8.9) million during 2020. Activity for 2021 was primarily related to a litigation settlement reserve and the write-off of certain digital projectors that were replaced with laser projectors, partially offset by gains on the sales of excess land parcels. Activity for 2020 was primarily due to a favorable litigation outcome for a case that was previously accrued, partially offset by the retirement of assets related to theatre remodels.

Interest Expense. Interest expense, which includes amortization of debt issuance costs and amortization of accumulated losses for swap amendments, increased to $149.7 million during 2021 compared with $129.9 million for 2020. The increase was primarily due to the issuance of notes discussed in Note 13 to our consolidated financial statements.

Loss on Extinguishment of Debt. We recorded a loss on extinguishment of debt of $6.5 million during 2021 related to the refinancing of our 5.125% Senior Notes and 4.875% Senior Notes, including the write-off of the related unamortized debt issuance costs and legal and other fees paid. See Note 13 to our consolidated financial statements.

Foreign Currency Exchange Loss. We recorded a foreign currency exchange loss of $1.3 million during 2021 and $4.9 million during 2020 primarily related to intercompany transactions and changes in exchange rates from original transaction dates until cash settlement. See Notes 1 and 15 to our consolidated financial statements for discussion of foreign currency translation.

Distributions from NCM. We recorded distributions from NCM of $0.1 million during 2021 compared with $7.0 million recorded during 2020. These distributions were in excess of the carrying value of our Tranche 1 investment. Distributions from NCM decreased beginning in the second quarter of 2020 primarily due to the impact of the COVID-19 pandemic as discussed in Note 3 to our consolidated financial statements. See Note 8 to our consolidated financial statements for discussion of our investment in NCM.

Cash and Non-Cash Distributions from DCIP. We recorded cash distributions from DCIP of $13.1 million during 2021. These distributions were in excess of the carrying value of our investment in DCIP. We recorded a non-cash distribution of $12.9 million during 2020 related to digital projectors distributed to us from DCIP. See Note 9 to our consolidated financial statements for discussion of our investment in DCIP.

Equity in Loss of Affiliates. We recorded equity in loss of affiliates of $25.0 million during 2021 compared with $38.7 million during 2020. Our equity method investees are recovering from the impacts of the COVID-19 pandemic. See Notes 8 and 9 to our consolidated financial statements for information about our equity investments.

Income Taxes. An income tax benefit of $(16.8) million was recorded for 2021 compared with an income tax benefit of $(309.4) million for 2020. The effective tax rate was approximately 3.8% for 2021 compared with 33.4% for 2020. As a result of continued losses in 2021, the 2021 effective tax rate was negatively impacted by valuation allowances related to certain foreign tax credits and deferred tax assets for which the ultimate realization is uncertain. The effective tax rate for 2020 reflected the carryback of 2020 losses to tax years that had a 35% federal tax rate under the provisions of the CARES Act. We have recorded an income tax receivable of $46.6 million at December 31, 2021 and have received cash tax refunds of $137.8 million during the year ended December 31, 2021. See Note 19 to our consolidated financial statements for further discussion of income taxes.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenue in cash, mainly through box office receipts and the sale of concessions. Our revenues are generally received in cash prior to the payment of related expenses; therefore, we have an operating “float” and historically have not required traditional working capital financing. We temporarily closed all of our theatres during March 2020 and funded operating expenses with cash on hand and new financing discussed below under Financing Activities while theatres were closed and as we reopened our theatres. During the latter part of 2021, as we began to show a steady stream of new film content and our theatres were returning to more consistent operating hours, we began to generate positive cash flows from operations and transition back to our historical working capital “float” position. However, our working capital position will continue to fluctuate based on seasonality, the timing of interest payments on our long-term debt as well as timing of payment of other operating expenses that are paid annually or semi-annually, such as property and other taxes and incentive bonuses. We believe our existing cash and expected cash flows from operations will be sufficient to meet our working capital, capital expenditures, and expected cash requirements from known contractual obligations for the next twelve months and beyond.

Cash provided by (used for) operating activities amounted to $(330.1) million and $166.2 million for the years ended December 31, 2020 and 2021, respectively. The increase in cash provided by operating activities was primarily a result of increased attendance as theatres reopened and new film product was released, the receipt of income tax refunds, discussed at Income Taxes above, as a result of the carry back of net operating losses (see Note 19 to our financial statements) and the timing of payments to vendors for revenues generated in the latter part of 2021.

As discussed in Note 4 to our consolidated financial statements, we negotiated the deferral of a portion of our rent and other lease-related payments for part of 2020 and the first quarter of 2021 with many of our landlords. We began to repay previously deferred amounts during 2020 and continued to make scheduled repayments during 2021. As of December 31, 2021, approximately $31.9 million in deferred lease payments remain outstanding. The majority of these remaining deferred amounts will be repaid during 2022.

Investing Activities

Our investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings, remodels and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities amounted to $83.4 million and $89.3 million for the years ended December 31, 2020 and 2021, respectively. The increase in cash used for investing activities was primarily due to higher capital expenditures in 2021 as we resumed some non-essential projects after the suspension of such activities in 2020.

Below is a summary of capital expenditures by category for the periods indicated (in millions):

	Year Ended December 31,
	2020	2021
New theatres	$25.9	$38.0
Existing theatres	$58.0	$57.5
Total capital expenditures	$83.9	$95.5

We operated 522 theatres with 5,868 screens worldwide as of December 31, 2021. Theatres and screens built and closed during the year ended December 31, 2021 were as follows:

	December 31, 2020	Built	Closed	December 31, 2021
U.S.
Theatres	331	3	(13)	321
Screens	4,507	42	(141)	4,408

International
Theatres	200	4	(3)	201
Screens	1,451	28	(19)	1,460

Worldwide
Theatres	531	7	(16)	522
Screens	5,958	70	(160)	5,868

As of December 31, 2021, we had the following signed commitments (costs in millions):

	Theatres	Screens	Estimated Cost (1)
Expected to open during 2022
U.S.	2	28	$20.9
International	1	19	7.7
Total during 2022	3	47	28.6

Expected to open subsequent to 2022
U.S.	3	34	20.6
International	6	36	15.6
Total subsequent to 2022	9	70	36.2

Total commitments at December 31, 2021	12	117	$64.8
(1)
We expect approximately $28.6 million, $30.3 million, and $5.9 million to be paid during 2022, 2023 and 2024, respectively. The timing of payments is subject to change as a result of construction timing or other delays.

Actual expenditures for continued theatre development, remodels and acquisitions are subject to change based upon the availability of attractive opportunities. During the next twelve months and the foreseeable future, we plan to fund capital expenditures for our continued development with cash flow from operations and, if needed, borrowings under our senior secured credit facility, proceeds from debt issuances, sale leaseback transactions and/or sales of excess real estate.

Financing Activities

Cash provided by (used for) financing activities was $584.4 million and $(19.9) million during the years ended December 31, 2020 and 2021, respectively. The decrease in cash provided by financing activities was primarily due to the issuance of notes and borrowings by certain of our international subsidiaries during 2020 discussed further below.

We, at the discretion of the board of directors and subject to applicable law, may pay dividends on our common stock. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions as discussed below, future prospects for earnings and cash flows, as well as other relevant factors. We suspended our quarterly dividend in March 2020 due to the impact of the COVID-19 pandemic.

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities.

Long-term debt consisted of the following as of December 31, 2020 and 2021 (in millions):

	December 31,
	2020	2021
Cinemark Holdings, Inc. 4.500% convertible senior notes due 2025	$460.0	$460.0
Cinemark USA, Inc. term loan due 2025	639.7	633.1
Cinemark USA, Inc. 8.750% senior secured notes due 2025	250.0	250.0
Cinemark USA, Inc. 5.875% senior notes due 2026	—	405.0
Cinemark USA, Inc. 5.250% senior notes due 2028	—	765.0
Cinemark USA, Inc. 5.125% senior notes due 2022	400.0	—
Cinemark USA, Inc. 4.875% senior notes due 2023	755.0	—
Other	23.2	30.2
Total long-term debt	$2,527.9	$2,543.3
Less current portion	18.1	24.3
Subtotal long-term debt, less current portion	$2,509.8	$2,519.0
Less: Debt issuance costs and discounts, net of accumulated amortization (1)	132.7	43.0
Long-term debt, less current portion, net of debt issuance costs and discounts	$2,377.1	$2,476.0
(1)
See discussion of ASU 2020-06 in Note 13 for accounting treatment of the debt discounts related to the 4.500% convertible senior notes.

As of December 31, 2021, we had $100 million in available borrowing capacity on our revolving line of credit.

As of December 31, 2021, our long-term debt obligations, scheduled interest payments on long-term debt, future minimum lease obligations under non-cancelable operating and finance leases, deferred rent payments due as a result of amended lease terms, scheduled interest payments under finance leases and other obligations for each period indicated are summarized as follows:

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt (1)	$2,543.3	$24.3	$19.3	$1,728.5	$771.2
Scheduled interest payments on long-term debt (2)	$587.6	129.8	255.8	141.7	60.3
Operating lease obligations (3)	$1,544.9	274.0	473.2	349.9	447.8
Finance lease obligations (3)	$144.1	19.8	37.2	28.4	58.7
Deferred rent (4)	$31.9	31.9	—	—	—
Purchase and other commitments (5)	$6.7	4.3	1.0	1.0	0.4
Liability for uncertain tax positions (6)	$—	—	—	—	—
Total obligations	$4,858.5	$484.1	$786.5	$2,249.5	$1,338.4
(1)
Amounts are presented before adjusting for unamortized debt issuance costs.
(2)
Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates in effect on December 31, 2021.
(3)
Amounts include both scheduled principal and interest payments on leases commenced prior to December 31, 2021. Amounts do not include approximately $90.0 million of payments under signed lease agreements which have not commenced and the timing of which cannot be reasonably estimated. See Note 4 to our consolidated financial statements for discussion of lease obligations.
(4)
See discussion at Lease Deferrals and Abatements at Note 4 to our consolidated financial statements.
(5)
Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of December 31, 2021, obligations under employment agreements, which are our only contractual human capital costs, and contractual purchase commitments.
(6)
The long-term portion of our liability for uncertain tax positions of $45.9 million is not included above because we cannot make a reliable estimate of the timing of the related cash payments. There was no amount recorded for short-term uncertain tax positions on the consolidated balance sheet as of December 31, 2021.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a $700.0 million term loan and a $100.0 million revolving line of credit, or the Credit Agreement. Under the amended Credit Agreement, quarterly principal payments of $1.6 million are due on the term loan through December 31, 2024, with a final principal payment of $613.4 million due on March 29, 2025. Cinemark USA, Inc. had $100.0 million available borrowing capacity on the revolving line of credit as of December 31, 2021.

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

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on Cinemark USA, Inc.’s ability, and in certain instances, its subsidiaries’ and our ability, to consolidate or merge or liquidate, wind up or dissolve; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends or repurchase stock; and make capital expenditures and investments. If Cinemark USA, Inc. has borrowings outstanding on the revolving credit line, it is required to satisfy a consolidated net senior secured leverage ratio covenant as defined in the Credit Agreement, not to exceed 4.25 to 1. See below for discussion of covenant waivers.

The dividend restriction contained in the Credit Agreement prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Credit Agreement; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Credit Agreement, and (c) certain other defined amounts, or collectively, the Applicable Amount. As of December 31, 2021, Cinemark USA, Inc. could have distributed up to approximately $2.7 billion to its parent company and sole stockholder, Cinemark Holdings, Inc.

On April 17, 2020, in conjunction with the issuance of the 8.750% Secured Notes discussed below, we obtained a waiver of the leverage covenant from the majority of revolving lenders under the Credit Agreement for the fiscal quarters ending September 30, 2020 and December 31, 2020. The waiver was subject to certain liquidity thresholds, restrictions on investments and the use of the Applicable Amount.

On August 21, 2020, in conjunction with the issuance of the 4.500% Convertible Senior Notes discussed below, we further amended the Credit Agreement to extend the waiver of the leverage covenant through the fiscal quarter ending September 30, 2021. The amendment also (i) modifies the leverage covenant calculation beginning with the calculation for the trailing twelve-month period ended December 31, 2021, ii) for purposes of testing the consolidated net senior secured leverage ratio for the fiscal quarters ending on December 31, 2021, March 31, 2022 and June 30, 2022, permits us to substitute Consolidated EBITDA for the first three fiscal quarters of 2019 in lieu of Consolidated EBITDA for the corresponding fiscal quarters of 2021, (iii) modifies the restrictions imposed by the covenant waiver and (iv) makes such other changes to permit the issuance of the 4.500% Convertible Senior Notes discussed below. Under the modified calculation, the consolidated net senior secured leverage ratio was 1.1 to 1 as of December 31, 2021.

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

At December 31, 2021, there was $633.1 million outstanding under the term loan and no borrowings were outstanding under the $100.0 million revolving line of credit. The average interest rate on outstanding term loan borrowings under the Credit Agreement at December 31, 2021 was approximately 3.4% per annum, after giving effect to the interest rate swap agreements.

5.875% Senior Notes

On March 16, 2021, Cinemark USA, Inc. issued $405 million aggregate principal amount of 5.875% senior notes due 2026, at par value (the “5.875% Senior Notes”). Proceeds, after payment of fees, were used to fund a cash tender offer to purchase any and all of Cinemark USA’s 5.125% Senior Notes (the “5.125% Senior Notes”) and to redeem any of the 5.125% Notes that remained outstanding after the tender offer. See further discussion of the tender offer below. Interest on the 5.875% Senior Notes is payable on March 15 and September 15 of each year, beginning September 15, 2021. The 5.875% Senior Notes mature on March 15, 2026. The Company incurred debt issuance costs of approximately $6.0 million in connection with the issuance, which are recorded as a reduction of long-term debt on the consolidated balance sheets.

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

5.250% Senior Notes

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

The 5.25% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of Cinemark USA, Inc.’s subsidiaries that guarantee, assume or become liable with respect to any of Cinemark USA, Inc.’s or a guarantor’s debt. The 5.25% Senior Notes and the guarantees will be Cinemark USA’s and the guarantors’ senior unsecured obligations and (i) rank equally in right of payment to Cinemark USA’s and the guarantors’ existing and future senior debt, including borrowings under Cinemark USA’s Credit Agreement (as defined below) and Cinemark USA’s existing senior notes, (ii) rank senior in right of payment to Cinemark USA’s and the guarantors’ future subordinated debt, (iii) are effectively subordinated to all of Cinemark USA’s and the guarantors’ existing and future secured debt, including all obligations under the Credit Agreement and Cinemark USA’s 8.750% senior secured notes due 2025, in each case to the extent of the value of the collateral securing such debt, (iv) are structurally subordinated to all existing and future debt and other liabilities of Cinemark USA’s non-guarantor subsidiaries, and (v) are structurally senior to the 4.500% convertible senior notes due 2025 issued by Cinemark Holdings.

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

8.750% Secured Notes

On April 20, 2020, Cinemark USA, Inc. issued $250.0 million aggregate principal amount of 8.750% senior secured notes due 2025, or the 8.750% Secured Notes. The 8.750% Secured Notes will mature on May 1, 2025. Interest on the 8.750% Secured Notes is payable on May 1 and November 1 of each year.

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

Prior to May 1, 2022, Cinemark USA, Inc. may redeem all or any part of the 8.750% Secured Notes at its option at 100% of the principal amount plus a make-whole premium plus accrued and unpaid interest on the 8.750% Secured Notes to the date of redemption. On or after May 1, 2022, Cinemark USA, Inc. may redeem the 8.750% Secured Notes in whole or in part at redemption prices specified in the indenture. In addition, prior to May 1, 2022, Cinemark USA, Inc. may redeem up to 40% of the aggregate principal amount of the 8.750% Secured Notes from the net proceeds of certain equity offerings at the redemption price set forth in the indenture, so long as at least 60% of the principal amount of the 8.750% Secured Notes remains outstanding immediately after each such redemption.

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

During the year ended December 31, 2020, in accordance with accounting guidance on debt and equity financing, we bifurcated the gross proceeds from the issuance of 4.500% Convertible Senior Notes and recorded a portion as long-term debt and a portion in equity. The long-term debt value was based on the fair value of the debt, determined as the present value of principal and interest payments assuming a market interest rate for similar debt that excluded a conversion feature. The difference between the face value of the 4.500% Convertible Senior Notes and the fair value was referred to as the debt discount and represented the amount allocated to equity. The debt discount was being amortized to interest expense at an effective interest rate of 10.0% over the contractual term of the notes.

We adopted ASU 2020-06 under the modified retrospective method effective January 1, 2021 (see further discussion in Note 13 to the consolidated financial statements). As a result of the adoption, the entire $460.0 million principal balance of the 4.500% Convertible Senior Notes were recorded in long-term debt and no longer bifurcated between long-term debt and equity. The impact of the adoption was as follows:

•
Reclassified $101.1 million previously allocated to the cash conversion feature (also referred to as a debt discount) and recorded in equity net of tax, from equity to long term debt on the consolidated balance sheets.

•
Reversed the accretion of interest of $5.7 million on the 4.500% Convertible Senior Notes recorded during the year ended December 31, 2020 with a credit to retained earnings.

•
Reclassified $3.8 million of debt issuance costs previously allocated to equity to long-term debt on the consolidated balance sheets.

•
Recorded offsetting amortization of debt issuance costs of $0.3 million as an adjustment to retained earnings on the consolidated balance sheets.

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

Additional Borrowings of International Subsidiaries

During the years ended December 31, 2020 and 2021, certain of our international subsidiaries borrowed an aggregate of $35.8 million under various local bank loans. Below is a summary of loans outstanding as of December 31, 2021:

	Loan Balances
	(USD millions)	Interest Rates as of
Loan Description(s)	December 31, 2021	December 31, 2021	Covenants	Maturity
Colombia loans	$2.7	4.9% to 5.2%	Negative and maintenance covenants	June 2023 and September 2025
Peru loans	$4.9	1.0% to 4.8%	Negative covenants	June and December 2023
Brazil loans	$18.4	4.0% to 8.7%	Negative covenants	November 2022, October 2023 and January 2029
Chile loans	$4.2	3.5%	Negative and maintenance covenants	November 2023
Total	$30.2

During the year ended December 31, 2021, we obtained a waiver of the maintenance covenant related to the bank loans in Chile through June 30, 2022.

Additionally, we deposited cash into a collateral account to support the issuance of letters of credit to the lenders for certain of the international loans noted above. The total amount deposited as of December 31, 2021 was $25.8 million and is considered restricted cash.

Covenant Compliance

The indentures governing the 5.875% Senior Notes, the 5.25% Senior Notes and the 8.750% Secured Notes ("the indentures") contain covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2021, Cinemark USA, Inc. could have distributed up to approximately $3.0 billion to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indentures, subject to its available cash and other borrowing restrictions outlined in the indentures. Upon a change of control, as defined in the indentures, Cinemark USA, Inc. would be required to make an offer to repurchase the 5.875% Senior Notes, the 5.25% Senior Notes and the 8.750% Secured Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indentures allow Cinemark USA, Inc. to incur additional indebtedness if we satisfy the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2021 was 0.6 to 1.

See also discussion of dividend restrictions and the consolidated net senior secured leverage ratio under the Credit Agreement at Senior Secured Credit Facility above.

As of December 31, 2021, we believe we were in full compliance with all agreements, including covenants, governing our outstanding debt.

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

Interest Rate Risk

We currently have variable rate debt. An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt facilities. At December 31, 2021, there was an aggregate of approximately $63.3 million of variable rate debt outstanding, after giving effect to the interest rate swap agreements discussed below. Based on the interest rates in effect on the variable rate debt outstanding at December 31, 2021, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $0.6 million.

The table below provides information about our fixed rate and variable rate long-term debt agreements as of December 31, 2021:

	Expected Maturity for the Years Ending December 31,								Average
	(in millions)								Interest
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value	Rate
Fixed rate	$—	$—	$—	$1,310.0	$405.0	$765.0	$2,480.0	$2,687.9	5.1%
Variable rate	24.3	12.3	7.0	13.5	—	6.2	63.3	62.0	3.7%
Total debt (1)	$24.3	$12.3	$7.0	$1,323.5	$405.0	$771.2	$2,543.3	$2,749.9
(1)
Amounts are presented before adjusting for debt issuance costs and debt discounts.

Interest Rate Swap Agreements

All of our interest rate swap agreements qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on our consolidated balance sheets as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive loss. See Note 13 to our consolidated financial statements for further discussion of the interest rate swap agreements.

Below is a summary of our interest rate swap agreements as of December 31, 2021:

Notional
Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date
$ 137.5 million	December 31, 2018	2.122%	1-Month LIBOR	December 31, 2024
$ 175.0 million	December 31, 2018	2.124%	1-Month LIBOR	December 31, 2024
$ 137.5 million	December 31, 2018	2.193%	1-Month LIBOR	December 31, 2024
$ 150.0 million	March 31, 2020	0.570%	1-Month LIBOR	March 31, 2022
$ 600.0 million

Foreign Currency Exchange Rate Risk

We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and interior finish items and other operating supplies used by our international subsidiaries. A majority of the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for the subsidiary, which could impact future results of operations as reported. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our equity ownership in our international subsidiaries as of December 31, 2021, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed, would decrease the aggregate net book value of our investments in our international subsidiaries by approximately $58.1 million and would increase the aggregate net loss of our international subsidiaries for the year ended December 31, 2021 by $(3.6) million, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2021, under the supervision and with the participation of our principal executive officer and principal financial officer, we carried out an evaluation required by the Exchange Act of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control framework and processes are designed to provide reasonable assurance to management and the board of directors regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements in accordance with the accounting principles generally accepted in the U.S. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). As a result of this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cinemark Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

/s/ Deloitte & Touche LLP
Dallas, Texas
February 25, 2022

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference to the Company’s proxy statement for its annual stockholders meeting to be held on May 19, 2022 and to be filed with the SEC within 120 days after December 31, 2021.

Item 11. Executive Compensation

Incorporated by reference to the Company’s proxy statement for its annual stockholders meeting to be held on May 19, 2022 and to be filed with the SEC within 120 days after December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the Company’s proxy statement for its annual stockholders meeting to be held on May 19, 2022 and to be filed with the SEC within 120 days after December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the Company’s proxy statement for its annual stockholders meeting to be held on May 19, 2022 and to be filed with the SEC within 120 days after December 31, 2021.

Item 14. Principal Accounting Fees and Services

Incorporated by reference to the Company’s proxy statement for its annual stockholders meeting to be held on May 19, 2022 and to be filed with the SEC within 120 days after December 31, 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

4.8

Indenture, dated as of March 16, 2021, among Cinemark USA, Inc., the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on March 16, 2021).

4.9

Indenture, dated as of June 15, 2021, among Cinemark USA, Inc., the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on June 15, 2021).

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

10.3(j)

Ninth Amendment to the Amended and Restated Credit Agreement, dated as of June 15, 2021, by and among Cinemark Holdings, Inc., Cinemark USA, Inc., the several banks and other financial institutions party thereto, Barclays Bank PLC, as administrative agent, and the other agents party thereto (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401 filed June 15, 2021).

10.3(k)

Guarantee and Collateral Agreement, dated as of October 5, 2006, among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc. and each subsidiary guarantor party thereto (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K, File No. 033-47040, filed by Cinemark USA, Inc. October 12, 2006).

10.3(l)

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

+10.4(b)

Amendment to Employment Agreement, dated as of November 12, 2014 between Cinemark Holdings, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.6(h) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 27, 2015).

+10.4(c)

Employment Agreement, dated as of June 23, 2014, by and between Cinemark Holdings, Inc. and Sean Gamble (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No.001-33401, filed June 23, 2014).

+10.4(d)

First Amendment to Employment Agreement, dated as of July 28, 2021, by and between Cinemark Holdings, Inc. and Sean Gamble (incorporated by reference to Exhibit 10.2 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No.001-33401, filed July 28, 2021).

+10.4(e)

Amended and Restated Employment Agreement, dated as of January 1, 2022, by and between Cinemark Holdings, Inc. and Sean Gamble (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No.001-33401, filed January 4, 2022).

+10.4(f)

Employment Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Michael Cavalier (incorporated by reference to Exhibit 10.4 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 8, 2008).

+10.4(g)

Employment Agreement, dated as of February 15, 2010, between Cinemark Holdings, Inc. and Valmir Fernandes (incorporated by reference to Exhibit 10.5(u) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 10, 2010).

+10.4(h)

Amended and Restated Employment Agreement, dated as of February 19, 2016, between Cinemark Holdings, Inc. and Mark Zoradi (incorporated by reference to Exhibit 10.6(l) to the Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 24, 2016).

+10.4(i)

First Amendment to the Amended and Restated Employment Agreement, dated as of February 20, 2018, between Cinemark Holdings, Inc. and Mark Zoradi (incorporated by reference to Exhibit 10.l to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No.001-33401, filed February 23, 2018).

+10.4(j)

Second Amended and Restated Employment Agreement, dated as of November 18, 2020, between Cinemark Holdings, Inc. and Mark Zoradi (incorporated by reference to Exhibit 10.l to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No.001-33401, filed November 20, 2020).

+10.4(k)

Employment Agreement, dated as of October 7, 2021, between Cinemark Holdings, Inc. and Melissa Thomas (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No.001-33401, filed October 13, 2021).

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

+10.6(b)	Form of Restricted Stock Award Agreement pursuant to the Amended and Rested Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan.
+10.6(c)	Form of Restricted Stock Award Agreement pursuant to the Amended and Rested Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (officer).
+10.6(d)	Form of Restricted Stock Unit Award Certificate pursuant to the Amended and Rested Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan.
+10.6(e)	Form of Restricted Stock Unit Award Certificate pursuant to the Amended and Rested Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (officer).
+10.6(f)	Form of Performance Stock Award Agreement pursuant to the Amended and Rested Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan.
+10.6(g)	Form of Performance Stock Award Agreement pursuant to the Amended and Rested Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (officer).
+10.6(h)	Form of Performance Stock Unit Award Certificate pursuant to Amended and Rested the Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan.
+10.6(i)	Form of Performance Stock Unit Award Certificate pursuant to the Amended and Rested Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (officer).
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

10.11(h)

Seventh Amendment, dated as of July 9, 2021, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 14, Folsom, CA.(incorporated by reference to Exhibit 10.1 of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed August 6, 2021).

10.11(i)*

Eighth Amendment, dated as of December 20, 2021, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 14, Folsom, CA.

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

10.12(h)

Seventh Amendment to Indenture of Lease, dated as of July 9, 2021 by and between Syufy Enterprises, L.P. as landlord and Century Theatres, Inc., as tenant, for Cinedome 12, Henderson, NV. (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 6, 2021).

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

10.18(e)

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

10.18(g)

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

10.20(a)

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

10.20(g)

Sixth Amendment, dated as of July 9, 2021, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.3 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed January 29, 2018).

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

10.21(f)

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

10.22(g)

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

10.22(h)

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

10.23(a)

Lease Agreement, dated as of May 26, 2015, by and between Sy Arden Way LLC, as landlord and Century Theatres, Inc., as tenant, for Howe ‘Bout Arden Center, Sacramento, CA (incorporated by reference to Exhibit 10.28(a) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

10.23(b)

Letter Agreement, dated as of February 8, 2016, to Lease Agreement, dated as of May 26, 2015, by and between Sy Arden Way LLC, as landlord and Century Theatres, Inc., as tenant, for Howe ‘Bout Arden Center, Sacramento, CA (incorporated by reference to Exhibit 10.28(b) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

10.24	Cinemark Holdings, Inc. Performance Bonus Plan, as amended (incorporated by reference to Appendix B to Cinemark Holdings, Inc.’s Definitive Proxy Statement, filed April 11, 2013).
+10.25

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

10.27

Limited Liability Company Agreement of FE Concepts, LLC dated as of April 20, 2018 (incorporated by reference to Exhibit 10.1 of Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 8, 2018).

10.28

Management Services Agreement by and between FE Concepts, LLC and Cinema Operations, L.L.C. dated as of April 20, 2018 (incorporated by reference to Exhibit 10.2 of Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 8, 2018).

10.29

Theatre Services Agreement by and between FE Concepts, LLC and CNMK Texas Properties, LLC dated as of April 20, 2018 (incorporated by reference to Exhibit 10.3 of Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 8, 2018).

10.30	Form of Call Option Transaction Confirmation (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401 filed August 24, 2020).
10.31	Form of Warrants Confirmation (incorporated by reference to Exhibit 10.2 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401 filed August 24, 2020).
*21	Subsidiaries of Cinemark Holdings, Inc.

*23.1	Consent of Deloitte & Touche LLP.
*31.1	Certification of Sean Gamble, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Melissa Thomas, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Sean Gamble, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Melissa Thomas, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
*101

The following financial information from Cinemark Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged as detailed text.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.

+ Any management contract, compensatory plan or arrangement.

(P) Paper filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 25, 2022	CINEMARK HOLDINGS, INC

	BY:	/s/ Sean Gamble
Sean Gamble
Chief Executive Officer

BY:	/s/ Melissa Thomas
Melissa Thomas
Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby severally constitutes and appoints Sean Gamble and Melissa Thomas his true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with accompanying exhibits and other related documents, with the Securities and Exchange Commission, and ratify and confirm all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue of said appointment.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Lee Roy Mitchell	Chairman of the Board of Directors and Director	February 25, 2022
Lee Roy Mitchell

/s/ Sean Gamble	Chief Executive Officer and Director	February 25, 2022
Sean Gamble	(principal executive officer)

/s/ Melissa Thomas	Chief Financial Officer	February 25, 2022
Melissa Thomas	(principal financial officer)

/s/ Caren Bedard	SVP — Global Controller and Treasury	February 25, 2022
Caren Bedard	(principal accounting officer)

/s/ Darcy Antonellis	Director	February 25, 2022
Darcy Antonellis

/s/ Benjamin D. Chereskin	Director	February 25, 2022
Benjamin D. Chereskin

/s/ Nancy Loewe	Director	February 25, 2022
Nancy Loewe

/s/ Steven Rosenberg	Director	February 25, 2022
Steven Rosenberg

/s/ Enrique F. Senior	Director	February 25, 2022
Enrique F. Senior

/s/ Carlos M. Sepulveda	Director	February 25, 2022
Carlos M. Sepulveda

/s/ Raymond W. Syufy	Director	February 25, 2022
Raymond W. Syufy

/s/ Nina Vaca	Director	February 25, 2022
Nina Vaca

/s/ Mark Zoradi	Director	February 25, 2022
Mark Zoradi

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cinemark Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting..

Change in Accounting Principle

As discussed in Note 13 to the financial statements, the Company adopted ASU 2020-06: Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) beginning January 1, 2021 using the modified retrospective method.

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

Impairment of Long-Lived Assets – Refer to Notes 1 and 11 to the financial statements

Critical Audit Matter Description

The impairment evaluation of long-lived assets is an assessment that begins with the Company’s monitoring of indicators of impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. The Company performed long-lived asset impairment evaluations during each quarter during the year ended December 31, 2021, including full quantitative impairment assessments for the quarters ended September 30, 2021 and December 31, 2021. When performing a quantitative impairment assessment, the Company estimates undiscounted cash flows at the theatre level from continuing use through the remainder of the theatre’s useful life. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. The Company applies significant judgment in estimating the fair value of theatres, based on projected operating performance, recent market transactions and current industry trading multiples. When the estimated fair value is determined to be lower than the carrying value of the asset group, the asset group is written down to its estimated fair value. For its 2021 impairment assessments, significant management judgment was involved in estimating the continued impact the COVID-19 pandemic will have on both the Company and broader industry.

We identified the impairment of long-lived assets as a critical audit matter because of the significant judgment required by management to determine estimated undiscounted cash flows. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s cash flow analysis. Although the carrying value of an individual theatre asset group typically isn’t material, changes in asset life assumptions, including the likelihood of exercising lease renewal options, and expected future theatre-level cash flows in light of the uncertainty presented from the COVID-19 pandemic could have a significant impact on the amount of any long-lived asset impairment charge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s undiscounted cash flow analysis, including the likelihood of exercising lease renewal options, include the following, among others:

•
We tested the effectiveness of the Company’s controls over its long-lived assets and long-lived asset impairment evaluation, including those over the undiscounted cash flows.
•
We evaluated management’s ability to forecast future theatre cash flows by:
–
Evaluating management’s 2022 forecast assumptions including, but not limited to, the forecasted performance driven by expected film releases and projected box office results, estimated film rental percentages, market share, and expected theatre-level operating costs.
–
Comparing management’s projected cash flow forecasts with:
▪
historical cash flows and results.
▪
Assessment of likelihood of exercising lease renewal options through inspection of underlying lease agreements and theatre projections used by management in evaluating the renewal option.
▪
Internal communications to management and the Board of Directors.
▪
Forecasted information included in external communications
▪
Forecast information included in analyst reports, as well as industry outlook information from the Company and peer external communications
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the market cash flow multiples by testing the source information and the mathematical accuracy of the calculations. We additionally developed a range of independent estimates and comparing to those assumptions used by management.
•
We tested the underlying source information and mathematical accuracy of the calculations.

Goodwill Impairment Evaluation – Refer to Notes 1, 10 and 11 to the financial statements

Critical Audit Matter Description

The Company evaluates goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be fully recoverable. This evaluation is done at the reporting unit level, and the Company has allocated goodwill to the reporting unit based on an estimate of its relative fair value., and the evaluation is done at the reporting unit level.

The Company completed a quantitative analysis in its evaluation of goodwill for impairment in the fourth quarter of 2021. Fair value of each of the Company’s reporting units were estimated and compared with it their carrying value. Fair value is estimated using the market approach, which the Company believes is the most common valuation approach used in the movie exhibition industry, and the Company, and considers considered a multiple of cash flows for each reporting unit as the basis for fair value. Significant management judgement was involved in estimating impacts of the COVID-19 pandemic and the timing of recovery for each of the Company's theatres based on projected box office.

We identified the impairment of goodwill as a critical audit matter because of significant judgments required by management to estimate the fair value of its reporting units. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s cash flow estimates and the selection of cash flow multiples used in the market approach.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of management’s estimates of future cash flows (“forecasts”) and the selection of cash flow multiples for the Company’s reporting units included the following, among others:

•
We tested the effectiveness of the Company’s controls over its goodwill impairment evaluation, including those over the forecasts, cash flow multiples and discount rates used.
•
We evaluated management’s ability to forecast future cash flows by:
–
Evaluating management’s forecast assumptions, including, but not limited to, the forecasted performance driven by expected film releases and projected box office results, estimated film rental percentages, market share, and expected theatre-level operating costs.
–
Comparing management projected cash flow forecasts with:
▪
historical cash flows and results.
▪
Internal communications to management and the Board of Directors.
▪
Forecast information included in analyst reports, as well as industry outlook information from the Company and peer external communications
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the cash flow multiples by testing the source information and the mathematical accuracy of the calculations. We additionally developed a range of independent estimates and comparing to those assumptions used by management.
•
We tested the underlying source information and mathematical accuracy of the calculations.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 25, 2022

We have served as the Company's auditor since 1988.

PART IV - FINANCIAL INFORMATION

Item 15. Financial Statement

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2020	2021
Assets
Current assets
Cash and cash equivalents	$655,338	$707,339
Inventories	12,593	15,451
Accounts receivable	25,265	68,842
Current income tax receivable	165,151	46,631
Prepaid expenses and other	34,400	36,209
Total current assets	892,747	874,472
Theatre properties and equipment
Land	104,190	102,625
Buildings	535,780	536,984
Property under finance lease	147,156	138,291
Theatre furniture and equipment	1,425,142	1,402,698
Leasehold interests and improvements	1,190,835	1,188,175
Total	3,403,103	3,368,773
Less: accumulated depreciation and amortization	1,788,041	1,985,927
Theatre properties and equipment, net	1,615,062	1,382,846
Operating lease right-of-use assets, net	1,278,191	1,230,790
Other assets
Goodwill	1,253,840	1,248,791
Intangible assets, net	314,195	310,843
Investment in NCM	151,962	135,444
Investments in affiliates	23,726	25,205
Deferred charges and other assets, net	33,199	22,259
Total other assets	1,776,922	1,742,542
Total assets	$5,562,922	$5,230,650
Liabilities and equity
Current liabilities
Current portion of long-term debt	$18,056	$24,254
Current portion of operating lease obligations	208,593	217,092
Current portion of finance lease obligations	16,407	14,605
Current income tax payable	5,632	91
Accounts payable	70,646	75,998
Accrued interest	15,748	41,091
Accrued film rentals	10,668	86,105
Accrued payroll	23,388	54,912
Accrued property taxes	35,586	29,970
Accrued other current liabilities (see Note 12)	201,717	225,026
Total current liabilities	606,441	769,144
Long-term liabilities
Long-term debt, less current portion	2,377,162	2,476,250
Operating lease obligations, less current portion	1,138,142	1,078,260
Finance lease obligations, less current portion	124,609	102,571
Long-term deferred tax liability	79,525	39,828
Long-term liability for uncertain tax positions	19,225	45,942
NCM screen advertising advances	344,255	346,026
Other long-term liabilities	74,594	38,161
Total long-term liabilities	4,157,512	4,127,038
Equity
Cinemark Holdings, Inc.'s stockholders' equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 123,627,080 shares issued and 118,576,099 shares outstanding at December 31, 2020 and 125,100,993 shares issued and 119,750,882 shares outstanding at December 31, 2021	124	125
Additional paid-in-capital	1,245,569	1,197,801
Treasury stock, 5,050,981 and 5,350,111 shares, at cost, at December 31, 2020 and December 31, 2021, respectively	(87,004)	(91,106)
Retained earnings (deficit)	27,937	(389,402)
Accumulated other comprehensive loss	(398,653)	(394,514)
Total Cinemark Holdings, Inc.'s stockholders' equity	787,973	322,904
Noncontrolling interests	10,996	11,564
Total equity	798,969	334,468
Total liabilities and equity	$5,562,922	$5,230,650

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share data)

	Years Ended December 31,
	2019	2020	2021
Revenues
Admissions	$1,805,321	$356,508	$780,040
Concession	1,161,083	231,046	561,652
Other	316,695	98,756	168,772
Total revenues	3,283,099	686,310	1,510,464
Cost of operations
Film rentals and advertising	1,003,832	186,810	414,988
Concession supplies	206,441	48,647	97,875
Salaries and wages	410,086	145,031	232,844
Facility lease expense	346,094	279,764	280,032
Utilities and other	474,711	229,505	282,889
General and administrative expenses	173,384	127,599	161,076
Depreciation and amortization	261,155	259,776	265,363
Impairment of long-lived and other assets	57,001	152,706	20,845
Restructuring costs	—	20,369	(1,001)
(Gain) loss on disposal of assets and other	12,008	(8,923)	8,025
Total cost of operations	2,944,712	1,441,284	1,762,936
Operating income (loss)	338,387	(754,974)	(252,472)
Other income (expense)
Interest expense	(99,941)	(129,871)	(149,702)
Interest income	12,589	4,836	6,396
Loss on extinguishment of debt	—	—	(6,527)
Foreign currency exchange loss	(3,394)	(4,865)	(1,271)
Distributions from NCM	12,873	6,975	77
Cash distributions from DCIP	—	—	13,139
Non-cash distribution from DCIP	—	12,915	—
Interest expense - NCM	(28,624)	(23,595)	(23,612)
Equity in income (loss) of affiliates	41,870	(38,745)	(25,045)
Total other expense	(64,627)	(172,350)	(186,545)
Income (loss) before income taxes	273,760	(927,324)	(439,017)
Income taxes	79,912	(309,376)	(16,802)
Net income (loss)	$193,848	$(617,948)	$(422,215)
Less: Net income (loss) attributable to noncontrolling interests	2,462	(1,120)	568
Net income (loss) attributable to Cinemark Holdings, Inc.	$191,386	$(616,828)	$(422,783)
Weighted average shares outstanding
Basic	116,306	116,667	117,250
Diluted	116,606	116,667	117,250
Earnings (loss) per share attributable to Cinemark Holdings, Inc.'s common stockholders
Basic	$1.63	$(5.25)	$(3.55)
Diluted	$1.63	$(5.25)	$(3.55)

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2019	2020	2021
Net income (loss)	$193,848	$(617,948)	$(422,215)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes of $2,692, $3,532 and $(741), net of settlements	(8,210)	(14,320)	18,481
Other comprehensive loss in equity method investments	(142)	—	—
Foreign currency translation adjustments	(12,753)	(47,592)	(18,837)
Total other comprehensive loss, net of tax	(21,105)	(61,912)	(356)
Total comprehensive income (loss), net of tax	172,743	(679,860)	(422,571)
Comprehensive (income) loss attributable to noncontrolling interests	(2,462)	1,120	(568)
Comprehensive income (loss) attributable to Cinemark Holdings, Inc.	$170,281	$(678,740)	$(423,139)

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(in thousands, except per share amounts)

								Total
							Accumulated	Cinemark
	Common Stock		Treasury Stock		Additional		Other	Holdings, Inc.'s
	Shares		Shares		Paid-in-	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Issued	Amount	Acquired	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance at January 1, 2019	121,457	$121	(4,626)	$(79,259)	$1,155,424	$638,912	$(319,007)	$1,396,191	$12,379	$1,408,570
Cumulative effect of change in accounting principle, net of taxes of $6,054	—	—	—	—	—	16,985	—	16,985	—	16,985
Issuance of restricted stock	316	1	—	—	—	—	—	1	—	1
Issuance of stock upon vesting of restricted stock units	91	—	—	—	—	—	—	—	—	—
Restricted stock forfeitures and stock withholdings related to share based awards that vested during the year ended December 31, 2019	—	—	(86)	(2,308)	—	—	—	(2,308)	—	(2,308)
Share based awards compensation expense	—	—	—	—	14,615	—	—	14,615	—	14,615
Dividends paid to stockholders, $1.36 per share	—	—	—	—	—	(159,281)	—	(159,281)	—	(159,281)
Dividends accrued on unvested restricted stock unit awards	—	—	—	—	—	(670)	—	(670)	—	(670)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(2,333)	(2,333)
Net income	—	—	—	—	—	191,386	—	191,386	2,462	193,848
Other comprehensive loss	—	—	—	—	—	—	(21,105)	(21,105)	—	(21,105)
Balance at December 31, 2019	121,864	$122	(4,712)	$(81,567)	$1,170,039	$687,332	$(340,112)	$1,435,814	$12,508	$1,448,322
Issuance of restricted stock	1,555	2	—	—	—	—	—	2	—	2
Issuance of stock upon vesting of restricted stock units	208	—	—	—	—	—	—	—	—	—
Restricted stock forfeitures and stock withholdings related to share based awards that vested during the year ended December 31, 2020	—	—	(340)	(5,437)	—	—	—	(5,437)	—	(5,437)
Share based awards compensation expense ($521 recorded as restructuring costs)	—	—	—	—	19,926	—	—	19,926	—	19,926
Dividends paid to stockholders, $0.36 per share	—	—	—	—	—	(42,311)	—	(42,311)	—	(42,311)
Dividends accrued on unvested restricted stock unit awards	—	—	—	—	—	(256)	—	(256)	—	(256)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(392)	(392)
Net loss	—	—	—	—	—	(616,828)	—	(616,828)	(1,120)	(617,948)
Issuance of convertible senior notes, net of allocated debt issuance costs, including tax impact of $10,915 (see Note 13)	—	—	—	—	108,274	—	—	108,274	—	108,274
Call options purchased	—	—	—	—	(142,094)	—	—	(142,094)	—	(142,094)
Proceeds from issuance of warrants	—	—	—	—	89,424	—	—	89,424	—	89,424
Amortization of accumulated losses for amended swap agreements	—	—	—	—		—	3,371	3,371	—	3,371
Other comprehensive loss	—	—	—	—	—	—	(61,912)	(61,912)	—	(61,912)
Balance at December 31, 2020	123,627	$124	(5,052)	$(87,004)	$1,245,569	$27,937	$(398,653)	$787,973	$10,996	$798,969
Impact of adoption of ASU 2020-06, net of taxes of $20,321	—	—	—	—	(77,039)	5,440	—	(71,599)	—	(71,599)
Issuance of restricted stock	1,242	1	—	—	—	—	—	1	—	1
Issuance of stock upon vesting of restricted stock units	232	—	—	—	—	—	—	—	—	—
Restricted stock forfeitures and stock withholdings related to share based awards that vested during the year ended December 31, 2021	—	—	(298)	(4,102)	—	—	—	(4,102)	—	(4,102)
Share based awards compensation expense	—	—	—	—	29,271	—	—	29,271	—	29,271
Adjustment to accrued dividends on unvested restricted stock unit awards related to forfeitures	—	—	—	—	—	4	—	4	—	4
Net loss	—	—	—	—	—	(422,783)	—	(422,783)	568	(422,215)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	4,495	4,495	—	4,495
Other comprehensive loss	—	—	—	—	—	—	(356)	(356)	—	(356)

The accompanying notes are an integral part of the consolidated financial statements.

Balance at December 31, 2021	125,101	$125	(5,350)	$(91,106)	$1,197,801	$(389,402)	$(394,514)	$322,904	$11,564	$334,468

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2019	2020	2021
Operating activities
Net income (loss)	$193,848	$(617,948)	$(422,215)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation	256,118	254,987	262,681
Amortization of intangible and other assets	5,037	4,789	2,682
Amortization of debt issuance costs	5,311	7,332	10,714
Non-cash interest accretion on convertible notes	—	5,714	—
Interest accrued on NCM screen advertising advances	—	23,595	23,612
Amortization of NCM screen advertising advances and other deferred revenue	(13,665)	(31,679)	(32,411)
Amortization of accumulated losses for amended swap agreements	—	3,371	4,495
Impairment of long-lived and other assets	57,001	152,706	20,845
Share based awards compensation expense	14,615	19,404	29,271
(Gain) loss on disposal of assets and other	12,008	(8,923)	8,025
Loss on extinguishment of debt	—	—	6,527
Non-cash rent expense	(4,360)	2,357	(3,451)
Equity in (income) loss of affiliates	(41,870)	38,745	25,045
Deferred income tax expenses	(1,843)	(38,900)	(22,630)
Cash distributions recorded as reduction of equity investment	53,366	25,430	156
Non-cash distributions from equity investees	—	(12,915)	—
Changes in other assets and liabilities:
Inventories	(2,367)	9,093	(2,858)
Accounts receivable	11,326	58,457	(43,577)
Income tax receivable	(794)	(161,069)	118,520
Prepaid expenses and other	(24,013)	2,787	(1,809)
Deferred charges and other assets, net	(8,495)	9,904	805
Accounts payable and accrued expenses	36,106	(97,273)	175,500
Income tax payable	(6,984)	2,289	(6,001)
Liabilities for uncertain tax positions	341	4,931	30,183
Other long-term liabilities	21,309	12,718	(17,890)
Net cash provided by (used for) operating activities	561,995	(330,098)	166,219
Investing activities
Additions to theatre properties and equipment and other	(303,627)	(83,930)	(95,542)
Proceeds from sale of assets and other	3,155	614	6,246
Acquisitions of theatres in the U.S. and international markets, net of cash acquired	(10,170)	—	—
Investment in joint ventures and other, net	—	(50)	—
Net cash used for investing activities	(310,642)	(83,366)	(89,296)
Financing activities
Dividends paid to stockholders	(159,281)	(42,311)	—
Payroll taxes paid as a result of restricted stock withholdings	(2,308)	(5,437)	(4,102)
Proceeds from issuance of convertible notes	—	460,000	—
Proceeds from issuance of senior notes	—	250,000	1,170,000
Proceeds from other borrowings	—	22,322	13,475
Redemption of senior notes	—	—	(1,155,000)
Repayments of long-term debt	(7,984)	(6,691)	(10,284)
Payment of debt issuance costs	—	(24,981)	(17,272)
Purchase of convertible note hedges	—	(142,094)	—
Proceeds from warrants issued	—	89,424	—
Fees paid related to debt refinancing	—	—	(2,058)
Payments on finance leases	(14,600)	(15,432)	(14,689)
Other	(2,333)	(392)	—
Net cash provided by (used for) financing activities	(186,506)	584,408	(19,930)
Effect of exchange rate changes on cash and cash equivalents	(2,756)	(3,919)	(4,992)
Increase in cash and cash equivalents	62,091	167,025	52,001
Cash and cash equivalents:
Beginning of period	426,222	488,313	655,338
End of period	$488,313	$655,338	$707,339

Supplemental information (see Note 18)

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — Cinemark Holdings, Inc. and its subsidiaries (the “Company”) operate in the motion picture exhibition industry, with theatres in the United States (“U.S.”) and in 15 countries in Latin America.

Principles of Consolidation — The consolidated financial statements include the accounts of Cinemark Holdings, Inc. and its subsidiaries. Majority-owned subsidiaries that the Company has control of are consolidated while those affiliates of which the Company owns between 20% and 50% and does not control are accounted for under the equity method. Those affiliates of which the Company owns less than 20% are generally accounted for under the cost method, unless the Company is deemed to have the ability to exercise significant influence over the affiliate, in which case the Company would account for its investment under the equity method. The results of these equity method investees are included in the consolidated financial statements effective from their date of formation or from their dates of acquisition. Intercompany balances and transactions are eliminated in consolidation.

Cash and Cash Equivalents — Cash and cash equivalents consist of operating funds held in financial institutions, petty cash held by the theatres, highly liquid investments with original maturities of three months or less when purchased and restricted cash. The Company invests its cash primarily in money market funds, certificates of deposit, commercial paper or other similar funds. The Company maintains cash deposits required to support bank letters of credit issued for bank loans of certain of the Company’s international subsidiaries that totaled $25,767 as of December 31, 2021 and are considered restricted cash. See Note 13 for further discussion.

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

Inventories — Concession inventories are stated at the lower of cost (first-in, first-out method) or net realizable value.

Theatre Properties and Equipment — Theatre properties and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Category	Useful Life
Buildings on owned land	40 years
Buildings on leased land	Lesser of lease term or useful life
Land and buildings under finance leases (1)	Lease term
Theatre furniture and equipment	3 to 15 years
Leasehold improvements	Lesser of lease term or useful life
(1)
Amortization of finance lease assets is included in depreciation and amortization expense on the consolidated statements of income. Accumulated amortization of finance lease assets as of December 31, 2020 and 2021 was $47,961 and $57,778, respectively.

The Company evaluates long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable (qualitative evaluation). The Company also performs a full quantitative impairment evaluation on an annual basis.

These qualitative and quantitative evaluations are described below:

•
Quantitative approach The Company performs a quantitative evaluation at the theatre level using estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the theatre’s useful life correlates with the remaining lease period, which includes the probability of the exercise of available renewal periods for leased properties, and the lesser of twenty years or the building’s remaining useful life for owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. Significant judgment, including management’s estimate of future theatre level cash flows for each theatre is involved in estimating fair value. For its 2020 and 2021 long-lived impairment assessments, significant management judgement was involved in estimating impacts of the COVID-19 pandemic and the timing of recovery for each of the Company's theatres based on projected box office. Fair value is estimated based on a multiple of cash flows. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy, as defined by FASB ASC Topic 820-10-35, are based on projected operating performance, market transactions and industry trading multiples.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

•
Qualitative approach The Company’s qualitative assessment considers relevant market transactions, industry trading multiples and recent developments that would impact its estimates of future cash flows as compared to its most recent quantitative impairment assessment.

Goodwill and Other Intangible Assets — The Company evaluates goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable. The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. Management considers the reporting unit to be each of its regions in the U.S. and each of its international countries with Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala considered one reporting unit (the Company does not have goodwill recorded for all of its international locations). Under ASC Topic 350, Goodwill, Intangibles and Other (“ASC Topic 350”), the Company may perform a qualitative impairment assessment or a quantitative impairment assessment of our goodwill which are described below:

•
Quantitative approach Under a quantitative goodwill impairment analysis, the Company estimates the fair value of each reporting unit and compares it with its carrying value. Fair value is estimated using the market approach, which is the most common valuation approach for the Company’s industry and considers a multiple of cash flows for each reporting unit as the basis for fair value. Significant judgment including management’s estimate of future theatre level cash flows for each theatre is involved in estimating fair value of a reporting unit. For its 2020 and 2021 goodwill impairment assessments, significant management judgement was involved in estimating impacts of the COVID-19 pandemic and the timing of recovery for each of the Company's theatres based on projected box office. The Company’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on projected operating performance of each reporting unit, relevant market transactions and industry trading multiples.
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

Tradename intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. Under ASC Topic 350, the Company can elect to perform a qualitative or quantitative impairment assessment for our tradename intangible assets as described below:

•
Quantitative approach The Company compares the carrying values of its tradename assets to their estimated fair values. Fair values are estimated by applying an estimated market royalty rate that could be charged for the use of the tradenames to forecasted future revenues, with an adjustment for the present value of such royalties. Significant judgment, including management’s estimate of market royalty rates and long-term revenue forecasts, is involved in estimating the tradename fair values. For its 2020 and 2021 tradename impairment assessments, significant management judgement was involved in estimating impacts of the COVID-19 pandemic and the timing of recovery for each of the Company's theatres based on projected box office. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, were based on projected revenue performance and expected industry trends.
•
Qualitative approach The Company’s qualitative assessment considers industry and market conditions and recent developments that may impact the revenue forecasts and other estimates as compared to its most recent quantitative assessment.

The table below summarizes the Company’s intangible assets and the amortization method used for each type of intangible asset:

Intangible Asset	Amortization Method
Goodwill	Indefinite-lived
Tradename	Indefinite-lived and definite-lived. Definite-lived tradename asset has a remaining useful life of approximately five years.
Other intangible assets	Straight-line method over the terms of the underlying agreement or the expected useful life of the intangible asset. The remaining useful lives of these intangible assets range from one to four years.

Lease Accounting — See Note 4 for discussion of the Company’s lease accounting policies.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Deferred Charges and Other Assets — Deferred charges and other assets consist of construction, lease and other deposits, equipment to be placed in service, and other assets of a long-term nature.

Self-Insurance Reserves — In the U.S., the Company is self-insured for general liability claims. For each of the years ended December 31, 2019, 2020 and 2021, general liability claims were capped at $500 per occurrence with no aggregate annual cap. For its international locations, the Company is fully insured for general liability claims with little or no deductibles per occurrence. The Company has a fully-funded deductible workers compensation insurance plan under which the Company is responsible for pre-funding claims and is responsible for claims up to $250 per occurrence, with an annual cap of $5,000 for the years ended December 31, 2019, 2020 and 2021. The Company is also self-insured for domestic medical claims with a cap of $250 per occurrence for the years ended December 31, 2019, 2020 and 2021. As of December 31, 2020 and 2021, the Company’s self-insurance reserves were $9,034 and $6,810, respectively, and are reflected in accrued other current liabilities on the consolidated balance sheets.

Revenue Recognition — See Note 5 for discussion of revenue recognition and deferred revenue.

Expenses — Film rental costs are subject to the film licensing arrangement and accrued based on the applicable box office receipts and either; 1) a sliding scale formula, which is generally established with the studio prior to the opening of the film, 2) a firm terms formula as negotiated prior to a film's theatrical run or 3) estimates of the final settlement rate, which occurs at the conclusion of the film run. Under a sliding scale formula, the Company pays a percentage of box office revenues using a pre-determined scale that is based upon box office performance of the film for its full run. Under a firm terms formula, the Company pays the distributor a percentage of box office receipts that can either be an aggregate rate for the full theatrical run or rates that decline over the term of the theatrical run. The settlement process allows for negotiation of film rental fees upon the conclusion of the film's theatrical run based upon how the film performs. Estimates are based on the expected success of a film. The success of a film can generally be determined a few weeks after a film is released when the initial box office performance of the film is known. If actual settlements are different than those estimates, film rental costs are adjusted at that time.

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

Income Taxes — The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not that such assets will be realized. Income taxes are provided on unremitted earnings from foreign subsidiaries unless such earnings are expected to be indefinitely reinvested. Income taxes have also been provided for potential tax assessments. The evaluation of an uncertain tax position is a two-step process. The first step is recognition: The Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company should presume that the position would be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements result in (1) a change in a liability for income taxes payable or (2) a change in an income tax refund receivable, a deferred tax asset or a deferred tax liability or both (1) and (2). The Company accrues interest and penalties on its uncertain tax positions as a component of income tax expense. See further discussion in Note 19.

Segments — For the years ended December 31, 2019, 2020 and 2021, the Company managed its business under two reportable operating segments, U.S. markets and international markets. See Note 21.

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

Foreign Currency Translations — The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in the consolidated balance sheets in accumulated other comprehensive loss. See Note 15 for a summary of the translation adjustments recorded in accumulated other comprehensive loss for the years ended December 31, 2019, 2020 and 2021. The Company recognizes foreign currency transaction gains and losses when changes in exchange rates impact transactions, other than intercompany transactions of a long-term investment nature, that have been denominated in a currency other than the functional currency.

The Company deemed Argentina to be highly inflationary beginning July 1, 2018. A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The financial statements of the Company’s Argentina subsidiaries has been remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective beginning July 1, 2018. See further discussion in Note 15.

Fair Value Measurements — According to authoritative guidance, inputs used in fair value measurements fall into three different categories; Level 1, Level 2 and Level 3. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. See Note 14 for a discussion of our fair value measurements for the years ended December 31, 2019, 2020 and 2021.

Acquisitions — The Company accounts for acquisitions under the acquisition method of accounting. The acquisition method requires that the acquired assets and liabilities, including contingencies, be recorded at fair value determined on the acquisition date and changes thereafter reflected in income. For certain acquisitions, the Company obtains independent third party valuation studies for certain of the assets acquired and liabilities assumed to assist the Company in determining fair value. The estimation of the fair value of the assets acquired and liabilities assumed involves a number of estimates and assumptions that could differ materially from the actual amounts realized. The Company provides assumptions, including both quantitative and qualitative information, about the specified asset or liability to the third party valuation firms. The Company primarily utilizes the third party to accumulate comparative data from multiple sources and assemble a report that summarizes the information obtained. The Company then uses the information to record estimated fair value. The third party valuation firms are supervised by Company personnel who are knowledgeable about valuations and fair value. The Company evaluates the appropriateness of the assumptions and valuation methodologies utilized by the third party valuation firm.

Interest Rate Swaps – The Company evaluates its interest rate swap agreements, which are designated as cash flow hedges, to determine whether they are effective on a quarterly basis in accordance with ASC Topic 815, Derivatives and Hedging. The fair values of the interest rate swaps are estimated based on future estimated net cash flows considering forecasted interest rates for the terms of the interest rate swap agreements as compared to the fixed interest rates paid under the agreements. If deemed to be effective, fair value estimates are recorded on the consolidated balance sheets as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive loss. If the swaps are determined to not be effective, the gains or losses are recorded in interest expense on the consolidated income statement. See further discussion in Note 13.

Restructuring Charges – During the year ended December 31, 2020, the Company recorded restructuring charges based on an approved and announced restructuring plan, specifically related to headcount reductions, the permanent closure of underperforming theatres and the write-down of related theatre assets. The costs of the restructuring actions were accrued based on estimates at the time the plan was formalized. Adjustments made to restructuring charges based on actual costs incurred were recorded during the year ended December 31, 2021. See further discussion in Note 3.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

2.
NEW ACCOUNTING PRONOUNCEMENTS

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU 2020-04”) and ASU 2021-01, Reference Rate Reform (Topic 848): Scope, (“ASU 2021-01”). The purpose of ASU 2020-04 is to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. More specifically, the amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2021-01 clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in ASU 2020-04 and ASU 2021-01 are effective as of March 12, 2020 through December 31, 2022. The Company does not expect ASU 2020-04 and ASU 2021-01 to have a material impact on its consolidated financial statements.

ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, (“ASU 2021-10”). The purpose of ASU 2021-10 is to provide annual disclosure guidance about transactions with a government that are by applying a grant or contribution accounting model by analogy. More specifically, the amendments in ASU 2021-10 require disclosure of a) the nature of the transactions and the related accounting policy used to account for the transactions, b) the line items on the balance sheet and income statement , including the amounts applicable to each line item, that are affected by the transactions and b) significant terms and conditions of the transactions, including commitments and contingencies. The amendments in ASU 2021-10 are effective for annual periods beginning after December 15, 2021. The amendments in ASU 2021-10 should be applied either a) prospectively to all transactions at the date of initial application and new transactions that are entered into after the date of initial application or b) retrospectively to those transactions. The Company does not expect ASU 2021-10 to have a material impact on its consolidated financial statements.

3.
IMPACT OF THE COVID-19 PANDEMIC

The COVID-19 pandemic has had an unprecedented impact on the world and the movie exhibition industry. The social and economic effects have been widespread. The Company temporarily closed its theatres in the U.S. and Latin America during March of 2020 at the onset of the COVID-19 outbreak. Additionally, the Company implemented various cash preservation strategies, including, but not limited to, temporary personnel and salary reductions, halting non-essential operating and capital expenditures, negotiating modified timing and/or abatement of contractual payments with landlords and other major suppliers, and the suspension of its quarterly dividend.

Throughout 2020 and 2021 the Company reopened theatres as soon as local restrictions and the status of the COVID-19 pandemic would allow. As of December 31, 2021, all of the Company's domestic and international theatres were open. The industry’s recovery to historical levels of new film content, both in terms of the number of new films and box office performance, is still underway, as the industry also continues to adjust to evolving theatrical release windows, competition from streaming and other delivery platforms, supply chain delays, inflationary pressures, labor shortages, wage rate pressures and other economic factors.

Based on the Company’s current estimates of recovery, it believes it has, and will generate, sufficient cash to sustain operations. Nonetheless, the COVID-19 pandemic has had, and continues to have, adverse effects on the Company’s business, results of operations, cash flows and financial condition.

Restructuring Charges

During June 2020, Company management announced a restructuring plan to realign its operations to create a more efficient cost structure (referred to herein as the “Restructuring Plan”) in response to the COVID-19 pandemic.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Restructuring Plan primarily included a headcount reduction at its domestic corporate office and the permanent closure of certain domestic and international theatres.

The following table summarized activity recorded during the years ended December 31, 2020 and 2021:

	U.S. Operating Segment			International Operating Segment			Consolidated
	Employee-related Costs	Facility Closure Costs	Total Charges	Employee-related Costs	Facility Closure Costs	Total Charges	Employee-related Costs	Facility Closure Costs	Total Charges
Restructuring charges recorded during the year ended December 31, 2020	$8,964	$7,645	$16,609	$814	$2,946	$3,760	$9,778	$10,591	$20,369
Amounts paid	(7,603)	(1,649)	(9,252)	(814)	(590)	(1,404)	(8,417)	(2,239)	(10,656)
Noncash write-offs	(521)	(256)	(777)	—	(2,195)	(2,195)	(521)	(2,451)	(2,972)
Reserve balance at December 31, 2020	840	5,740	6,580	—	161	161	840	5,901	6,741
Amounts paid	(350)	(3,930)	(4,280)	—	(27)	(27)	(350)	(3,957)	(4,307)
Reserve adjustments (1)	(94)	(887)	(981)	—	(20)	(20)	(94)	(907)	(1,001)
Reserve balance at December 31, 2021	$396	$923	$1,319	$—	$114	$114	$396	$1,037	$1,433
(1)
Amounts are primarily adjustments based on final facility lease payments for certain closed theatres as compared with original estimates recorded.

The unpaid and accrued restructuring costs of $1,433 are reflected in accrued other current liabilities on the consolidated balance sheet as of December 31, 2021.

4.
LEASE ACCOUNTING

Real Estate Leases — The Company conducts a significant part of its theatre operations in leased properties under noncancelable operating and finance leases with base terms generally ranging from 10 to 25 years. In addition to fixed lease payments, some of the leases provide for variable lease payments and some require the payment of taxes, insurance and other costs applicable to the property. Variable lease payments include payments based on a percentage of retail sales or a percentage of retail sales over defined thresholds. Other variable lease payments include payments adjusted periodically for inflation, changes in attendance or changes in average ticket price. The Company can renew, at its option, many of its leases at defined or then market rental rates for various renewal periods. Some leases also provide for escalating rent payments throughout the lease term. The Company also leases certain office and warehouse facilities in the U.S. and in international locations, which generally only include fixed payments. The Company recognizes fixed lease expense for the operating leases on a straight-line basis over the lease term. The Company’s real estate lease agreements do not contain any residual value guarantees or restrictive covenants.

Equipment Leases — The Company leases certain equipment under operating leases, including trash compactors and various other equipment used in the day-to-day operation of its theatres. Certain of the leases require fixed lease payments to be made over the duration of the lease term, while others are variable in nature based on usage or sales. Certain of these leases are month-to-month, while others have noncancelable terms ranging from 5 to 6 years. The Company’s equipment lease agreements do not contain any residual value guarantees or restrictive covenants. The Company leased digital projectors through October 2020. See further discussion of the leased projectors in Note 9.

Lease Deferrals and Abatements — Upon the temporary closure of theatres in March 2020, the Company began negotiating the deferral of rent and other lease-related payments with its landlords while theatres remained closed. These discussions and negotiations have remained ongoing as the Company continues to be impacted by the COVID-19 pandemic. These negotiations resulted in amendments to the leases that involve varying concessions, including the abatement of rent payments during closure, deferral of all or a portion of rent payments to later periods and deferrals of rent payments combined with an early exercise of an existing renewal option or extension of the lease term. In certain locations, the Company is entitled to rent-free periods while theatres remain closed in accordance with local regulations. Total payments deferred as of December 31, 2020 were approximately $66,178, $48,366 of which is included in accrued other current liabilities and $17,812 of which is included in other long term liabilities on the consolidated balance sheet. Total payments deferred as of December 31, 2021 were $31,903, all of which is included in accrued other current liabilities on the consolidated balance sheet.

In April 2020, the FASB staff released guidance indicating that in response to the COVID-19 pandemic, an entity would not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and could elect to apply or not apply the lease modification guidance in ASC Topic 842, Leases to those contracts. The election is available for concessions related to the effects of the COVID-19 pandemic that do

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

not result in a substantial increase in the rights of the lessor or the obligations of the lessee. For example, this election is available for concessions that result in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract.

The Company elected to not remeasure the lease liabilities and right-of-use assets for those leases where the concessions and deferrals did not result in a significant change in total payments under the lease and where the remaining lease term did not significantly change as a result of the negotiation. For those leases that were extended as a result of the negotiation to defer rent payments, the Company recalculated the related lease liability and right-of-use asset based on the new terms.

The following table represents the operating and finance right-of-use assets and lease liabilities as of the periods indicated.

		As of	As of
Leases	Classification	December 31, 2020	December 31, 2021
Assets (1)
Operating lease assets	Operating lease assets	$1,278,191	$1,230,790
Finance lease assets	Theatre properties and equipment, net of accumulated depreciation (2)	99,195	80,513
Total lease assets		$1,377,386	$1,311,303

Liabilities (1)
Current
Operating	Current portion of operating lease obligations	$208,593	$217,092
Finance	Current portion of finance lease obligations	16,407	14,605
Noncurrent
Operating	Operating lease obligations, less current portion	1,138,142	1,078,260
Finance	Finance lease obligations, less current portion	124,609	102,571
Total lease liabilities		$1,487,751	$1,412,528
(1)
The operating lease right-of-use assets and liabilities recorded on the Company’s consolidated balance sheets generally do not include renewal options that have not yet been exercised. The Company does not consider a lease renewal exercise as reasonably certain until immediately before the necessary notification is provided to the landlord after consideration of market conditions and performance of the theatre.
(2)
Finance lease assets are net of accumulated amortization of $47,961 and $57,778 as of December 31, 2020 and 2021, respectively.

As of December 31, 2021, the Company had signed lease agreements with total noncancelable lease payments of approximately $90,032 related to theatre leases that had not yet commenced. The timing of lease commencement is dependent on the completion of construction of the related theatre facility. Additionally, these amounts are based on estimated square footage and costs to construct each facility and may be subject to adjustment upon final completion of each construction project. In accordance with ASC Topic 842, fixed minimum lease payments related to these theatres are not included in the right-of-use assets and lease liabilities as of December 31, 2021.

The following table represents the Company’s aggregate lease costs, by lease classification, for the periods indicated.

		Year Ended	Year Ended	Year Ended
Lease Cost	Classification	December 31, 2019	December 31, 2020	December 31, 2021
Operating lease costs
Equipment (1)	Utilities and other	$9,172	$3,324	$2,342
Real Estate (2)(3)	Facility lease expense	346,222	275,056	280,968
Total operating lease costs		$355,394	$278,380	$283,310

Finance lease costs
Depreciation of leased assets	Depreciation and amortization	$14,734	$14,662	$12,634
Interest on lease liabilities	Interest expense	7,786	7,014	5,916
Total finance lease costs		$22,520	$21,676	$18,550

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

(1)
Includes approximately $4,700, $(465) and $1,842 of short-term lease payments for the years ended December 31, 2019, 2020 and 2021, respectively. The amount for the year ended December 31, 2020 was impacted by i) a decrease in short term lease payments while theatres were closed and ii) rent abatements on leases that were not recalculated in accordance with the FASB guidance discussed above, which resulted in variable rent credits in the amount of the rent abatements.
(2)
Includes approximately $68,799, $7,058 and $11,791 of variable lease payments based on a change in index, such as CPI or inflation, variable payments based on revenues or attendance and variable common area maintenance costs for the years ended December 31, 2019, 2020 and 2021, respectively. The amount for the year ended December 31, 2020 was impacted by rent abatements on leases that were not recalculated in accordance with the FASB guidance discussed above, which resulted in variable rent credits in the amount of the rent abatements.
(3)
Approximately $1,614, $1,445 and $1,304 of lease payments are included in general and administrative expenses primarily related to office leases for the years ended December 31, 2019, 2020 and 2021, respectively.

The following table represents the maturity of lease liabilities, by lease classification, as of December 31, 2021.

	Operating	Finance
Years Ending	Leases	Leases	Total
2022 (1)	$274,005	$19,820	$293,825
2023	252,772	19,131	271,903
2024	220,455	18,050	238,505
2025	193,375	16,453	209,828
2026	156,573	11,984	168,557
After 2026	447,815	58,694	506,509
Total lease payments	$1,544,995	$144,132	$1,689,127
Less: Interest	249,643	26,956	276,599
Present value of lease liabilities	$1,295,352	$117,176	$1,412,528

(1) Amounts do not include rent payments deferred under amendments as discussed at Lease Deferrals and Abatements above.

The following table represents the weighted-average remaining lease term and discount rate, disaggregated by lease classification, as of December 31, 2021.

As of
Lease Term and Discount Rate	December 31, 2021
Weighted-average remaining lease term (years) (1)
Operating leases - equipment	2.9
Operating leases - real estate	7.3
Finance leases - equipment	3.4
Finance leases - real estate	8.9

Weighted-average discount rate (2)
Operating leases - equipment	3.8%
Operating leases - real estate	4.9%
Finance leases - equipment	4.7%
Finance leases - real estate	4.9%
(1)
The lease assets and liabilities recorded on the Company’s consolidated balance sheets generally do not include renewal options that have not yet been executed. The Company does not consider a lease renewal exercise as reasonably certain until immediately before the necessary notification is provided to the landlord after consideration of market conditions and performance of the theatre.
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

	Year Ended	Year Ended	Year Ended
Other Information	December 31, 2019	December 31, 2020	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Cash outflows for operating leases	$281,895	$271,787	$269,677
Cash outflows for finance leases - operating activities	$7,576	$6,985	$5,910
Cash outflows for finance leases - financing activities	$14,600	$15,432	$14,689
Non-cash amount of leased assets obtained in exchange for:
Operating lease liabilities	$114,113	$132,717	$180,055
Finance lease liabilities	$21,535	$—	$725

Lessor Arrangements

Under the Company’s Exhibitor Services Agreement (“ESA”) with National CineMedia, LLC (“NCM”), the nonconsecutive periods of use of the theatre screens by NCM qualify as a lease in accordance with ASC Topic 842. See further discussion in Note 8.

The Company rents its theatre auditoriums for corporate meetings, screenings, education and training sessions and other private events. These rentals, which are not significant to the Company, are generally one-time events and the related revenue is reflected as other revenue on the consolidated statements of income (loss).

5.
REVENUE RECOGNITION

Revenue Recognition Policy

The Company’s patrons have the option to purchase movie tickets well in advance of a movie showtime or right before the movie showtime, or at any point in between those two timeframes depending on seat availability. The Company recognizes such admissions revenue when the showtime for a purchased movie ticket has passed. Concession revenue is recognized when products are sold to the consumer. Other revenues primarily consist of screen advertising and screen rental revenues, promotional income, studio trailer placements and transactional fees. Except for NCM screen advertising advances discussed below in Note 9, these revenues are generally recognized when the Company has performed the related services. The Company sells gift cards and discount ticket vouchers called Supersavers, the proceeds from which are recorded as deferred revenue. Deferred revenue for gift cards and discount ticket vouchers is recognized when they are redeemed for concession items or, if redeemed for movie tickets, when the showtime has passed. The Company generally records breakage revenue on gift cards and discount ticket vouchers based on redemption activity and historical experience with unused balances. The Company offers a subscription program in the U.S. whereby patrons can pay a monthly or annual fee to receive a monthly credit for use towards a future movie ticket purchase. The Company records the subscription program fees as deferred revenue and records admissions revenue when the showtime for a movie ticket purchased with a credit has passed. The Company has loyalty programs in the U.S. and many of its international locations that either have a prepaid annual fee or award points to customers as purchases are made. For those loyalty programs that have a prepaid annual fee, the Company recognizes the fee collected as other revenue on a straight-line basis over the term of the program. For those loyalty programs that award points to customers based on their purchases, the Company records a portion of the original transaction proceeds as deferred revenue based on the number of reward points issued to customers and recognizes the deferred revenue when the customer redeems such points. The value of loyalty points issued is based on the estimated fair value of the rewards offered. The Company records breakage revenue generally upon the expiration of loyalty points and subscription credits. Advances collected on concession and other contracts are deferred and recognized during the period in which the Company satisfies the related performance obligations, which may differ from the period in which the advances are collected.

Accounts receivable included approximately $6,232 and $23,453 of receivables related to contracts with customers as of December 31, 2020 and 2021, respectively. The Company did not record any assets related to the costs to obtain or fulfill a contract with customers during the years ended December 31, 2020 or 2021.

Disaggregation of Revenue

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following tables present revenues for the periods indicated, disaggregated based on major type of good or service and by reportable operating segment.

	Year Ended December 31, 2021
	U.S.	International
	Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated
Admissions revenues	$671,750	$108,290	$780,040
Concession revenues	482,750	78,902	561,652
Screen advertising, screen rental and promotional revenues	66,192	17,892	84,084
Other revenues	72,930	11,758	84,688
Total revenues	$1,293,622	$216,842	$1,510,464

	Year Ended December 31, 2020
	U.S.	International
	Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated
Admissions revenues	$291,636	$64,872	$356,508
Concession revenues	189,561	41,485	231,046
Screen advertising, screen rental and promotional revenues	46,199	16,332	62,531
Other revenues	29,513	6,712	36,225
Total revenues	$556,909	$129,401	$686,310

	Year Ended December 31, 2019
	U.S.	International
	Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated
Admissions revenues	$1,431,790	$373,531	$1,805,321
Concession revenues	936,241	224,842	1,161,083
Screen advertising, screen rental and promotional revenues	128,839	35,888	164,727
Other revenues	84,033	67,935	151,968
Total revenues	$2,580,903	$702,196	$3,283,099
(1)
U.S. segment revenues exclude intercompany transactions with the international operating segment. See Note 21 for additional information on intercompany eliminations.

The following tables present revenues for the periods indicated, disaggregated based on timing of revenue recognition (as discussed above).

	Year Ended December 31, 2021
	U.S.	International
	Operating	Operating
	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$1,201,206	$193,658	$1,394,864
Goods and services transferred over time	92,416	23,184	115,600
Total	$1,293,622	$216,842	$1,510,464

	Year Ended December 31, 2020
	U.S.	International
	Operating	Operating
	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$497,338	$109,997	$607,335
Goods and services transferred over time	59,571	19,404	78,975
Total	$556,909	$129,401	$686,310

	Year Ended December 31, 2019
	U.S.	International
	Operating	Operating
	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$2,488,716	$621,785	$3,110,501
Goods and services transferred over time	92,187	80,411	172,598
Total	$2,580,903	$702,196	$3,283,099

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

(1)
U.S. segment revenues exclude intercompany transactions with the international operating segment. See Note 21 for additional information on intercompany eliminations.

Screen Advertising Advances and Other Deferred Revenue

The following table presents changes in the Company’s deferred revenue for the years ended December 31, 2020 and 2021:

Deferred Revenue	NCM Screen Advertising Advances (1)	Other Deferred Revenue (2)
Balance at January 1, 2020	$348,354	$138,426
Amounts recognized as accounts receivable	—	2,915
Cash received from customers in advance	—	56,772
Common units received from NCM (see Note 8)	3,620	—
Interest accrued related to significant financing component	23,595	—
Revenue recognized during period	(31,314)	(57,625)
Foreign currency translation adjustments	—	(1,658)
Balance at December 31, 2020	344,255	138,830
Amounts recognized as accounts receivable	—	2,170
Cash received from customers in advance	—	132,179
Common units received from NCM (see Note 8)	10,237	—
Interest accrued related to significant financing component	23,612	—
Revenue recognized during period	(32,078)	(111,228)
Foreign currency translation adjustments	—	(1,693)
Balance at December 31, 2021	$346,026	$160,258
(1)
See Significant Financing Component in Note 8 for discussion of NCM screen advertising advances and maturity of balances as of December 31, 2021.
(2)
Includes liabilities associated with outstanding gift cards and discount ticket vouchers, points or rebates outstanding under the Company’s loyalty and membership programs and revenues not yet recognized for screen advertising and other promotional activities. Amount is classified as accounts payable and accrued expenses or other long-term liabilities on the consolidated balance sheets.

The table below summarizes the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied for other deferred revenue in the table above as of December 31, 2021 and when the Company expects to recognize this revenue.

	Year Ended December 31,
Remaining Performance Obligations	2022	2023	Thereafter	Total
Other deferred revenue	$138,945	21,313	—	$160,258

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

6.
EARNINGS PER SHARE

The following table presents computations of basic and diluted earnings per share under the two class method:

	Year Ended
	December 31,
	2019	2020	2021
Numerator:
Net income (loss) attributable to Cinemark Holdings, Inc.	$191,386	$(616,828)	$(422,783)
(Earnings) loss allocated to participating share-based awards (1)	(1,174)	4,279	6,058
Net income (loss) attributable to common stockholders	$190,212	$(612,549)	$(416,725)

Denominator (shares in thousands):
Basic weighted average shares outstanding	116,306	116,667	117,250
Common equivalent shares for restricted stock units (2)	300	—	—
Common equivalent shares for convertible notes and warrants (3)	—	—	—
Diluted weighted average shares outstanding	116,606	116,667	117,250

Basic earnings (loss) per share attributable to common stockholders	$1.63	$(5.25)	$(3.55)
Diluted earnings (loss) per share attributable to common stockholders	$1.63	$(5.25)	$(3.55)
(1)
For the years ended December 31, 2019, 2020 and 2021, a weighted average of approximately 721 shares, 815 shares and 1,704 shares, of unvested restricted stock, respectively, are considered participating securities.
(2)
For the years ended December 31, 2020 and 2021, approximately 682 and 4 common equivalent shares for restricted stock units were excluded because they were anti-dilutive.
(3)
For the years ended December 31, 2020 and 2021, diluted loss per share excludes the conversion of the 4.500% Convertible Senior Notes into 32,051 shares of common stock, as well as outstanding warrants, as they would be anti-dilutive. See further discussion below.

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

The impact of the 4.500% Convertible Senior Notes on diluted loss per share is calculated under the if-converted method, which assumes conversion of the notes at the beginning of the period. The if-converted value of the 4.500% Convertible Senior Notes exceeded the aggregate outstanding principal value of the notes by $172,458. The closing price of the Company's common stock did not exceed the strike price of $18.65 per share (130% of the initial exercise price of $14.35 per share) during at least 20 of the last 30 trading days of the quarter ended December 31, 2021 and, therefore, the 4.500% Convertible Senior Notes will not be convertible during the first quarter of 2022.

As noted in Note 13, the Company entered into hedge transactions with, and sold warrants to, counterparties in connection with the issuance of the 4.500% Convertible Senior Notes. The hedge transactions are generally expected to reduce the potential dilution of any conversion of the 4.500% Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 4.500% Convertible Senior Notes, as the case may be. The warrants could have a dilutive effect on earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeds the strike price (initially $22.08 per share).

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
(1)
Of the dividends recorded during 2019, 2020 and 2021, $670, $256 and $(4), respectively, were related to outstanding restricted stock units and will not be paid until such units vest. See Note 17.

The Company suspended its quarterly dividend in March 2020 as a result of the COVID-19 pandemic as discussed in Note 3.

8.
INVESTMENT IN NATIONAL CINEMEDIA LLC

Summary of Activity with NCM

Below is a summary of activity with NCM included in the Company’s consolidated financial statements for the periods indicated. See Note 5 for discussion of related revenue recognition.

	Investment in NCM	NCM Screen Advertising Advances	Distributions from NCM (3)	Equity in (Earnings) Loss	Other Revenue	Interest Expense - NCM	Cash Received
Balance as of January 1, 2019	$275,592	$(350,242)
Receipt of common units due to annual common unit adjustment	1,552	(1,552)	—	—	—	—	—
Revenues earned under ESA (1)	—	—	—	—	(13,782)	—	13,782
Interest accrued related to significant financing component	—	(28,624)	—	—	—	28,624	—
Receipt of excess cash distributions	(23,452)	—	(11,631)	—	—	—	35,083
Receipt under tax receivable agreement	(2,492)	—	(1,242)	—	—	—	3,734
Equity in earnings	14,592	—	—	(14,592)	—	—	—
Amortization of screen advertising advances	—	32,064	—	—	(32,064)	—	—
Balance as of and for the year ended December 31, 2019	$265,792	$(348,354)	$(12,873)	$(14,592)	$(45,846)	$28,624.00	$52,599
Receipt of common units due to annual common unit adjustment	3,620	(3,620)	—	—	—	—	—
Revenues earned under ESA (1)	—	—	—	—	(4,689)	—	4,689
Interest accrued related to significant financing component	—	(23,595)	—	—	—	23,595	—
Receipt of excess cash distributions	(12,022)	—	(5,914)	—	—	—	17,936
Receipt under tax receivable agreement	(2,146)	—	(1,061)	—	—	—	3,207
Equity in loss	(10,627)	—	—	10,627	—	—	—
Impairment of investment in NCM (2)	(92,655)	—	—	—	—	—	—
Amortization of screen advertising advances	—	31,314	—	—	(31,314)	—	—
Balance as of and for the year ended December 31, 2020	$151,962	$(344,255)	$(6,975)	$10,627	$(36,003)	$23,595	$25,832
Receipt of common units due to annual common unit adjustment	10,237	(10,237)	—	—	—	—	—
Revenues earned under ESA (1)	—	—	—	—	(12,001)	—	12,001
Interest accrued related to significant financing component	—	(23,612)	—	—	—	23,612	—
Receipt under tax receivable agreement	(156)	—	(77)	—	—	—	233
Equity in loss	(26,599)	—	—	26,599	—	—	—
Amortization of screen advertising advances	—	32,078	—	—	(32,078)	—	—

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Balance as of and for the year ended December 31, 2021	$135,444	$(346,026)	$(77)	$26,599	$(44,079)	$23,612	$12,234
(1)
Amounts include the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire. The amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire were approximately $11,478, $2,605 and $4,952 for the years ended December 31, 2019, 2020 and 2021, respectively. Amounts unpaid to the Company and recorded in accounts receivable on the consolidated balance sheets were $636 and $4,498 as of the years ended December 31, 2020 and 2021, respectively.
(2)
Recorded in impairment of long-lived and other assets on the consolidated income statement for the year ended December 31, 2020. See further discussion at Fair Value of Investment in NCM below.
(3)
Excess cash distributions from NCM decreased beginning in the second quarter of 2020 primarily as a result of the impact of the COVID-19 discussed at Note 3. Excess cash distributions will be restricted through December 2023 in accordance with the credit agreement amendment NCM recently entered into with its lenders.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

In addition to the activity in the table above, the Company made payments to NCM of approximately $61, $9 and $8 during the years ended December 31, 2019, 2020 and 2021, respectively, related to certain equipment used for digital advertising, which is included in theatre furniture and equipment on the consolidated balance sheets.

Investment in National CineMedia

NCM operates a digital in-theatre network in the U.S. for providing cinema advertising. The Company entered into an ESA with NCM, pursuant to which NCM primarily provides advertising to our theatres. On February 13, 2007, National Cinemedia, Inc. (“NCMI”), an entity that serves as the sole manager of NCM, completed an initial public offering (“IPO”) of its common stock. In connection with the NCMI initial public offering, the Company amended its operating agreement and the ESA. At the time of the NCMI IPO and as a result of amending the ESA, the Company received approximately $174,000 in cash consideration from NCM. The proceeds were recorded as deferred revenue or NCM screen advertising advances and were being amortized over the term of the Amended and Restated ESA, or through February 2041. Following the NCMI IPO, the Company does not recognize undistributed equity in the earnings on its original NCM membership units (referred to herein as the Company’s Tranche 1 Investment) until NCM’s future net earnings, less distributions received, surpass the amount of the excess distribution. The Company recognizes equity in earnings on its Tranche 1 Investment only to the extent it receives cash distributions from NCM. The Company recognizes cash distributions it receives from NCM on its Tranche 1 Investment as a component of earnings as Distributions from NCM. The Company believes that the accounting model provided by ASC Topic 323-10-35-22 for recognition of equity investee losses in excess of an investor’s basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

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

Below is a summary of common units received by the Company under the Common Unit Adjustment (“CUA”) Agreement during the years ended December 31, 2019, 2020 and 2021:

Event	Date Common Units Received	Number of Common Units Received	Fair Value of Common Units Received
2019 annual common unit adjustment	3/31/2019	219,056	$1,552
2020 annual common unit adjustment	3/31/2020	1,112,368	$3,620
2021 annual common unit adjustment	4/14/2021	2,311,482	$10,237

Fair Value of Investment in NCM

As of December 31, 2021, the Company owned a total of 43,161,550 common units of NCM, which represented an interest of approximately 26%. The estimated fair value of the Company’s investment in NCM was approximately $121,284 based on NCMI’s stock price as of December 31, 2021 of $2.81 per share (Level 1 input as defined in FASB ASC Topic 820), which was below the Company's carrying value of $135,444. NCM, Inc.’s stock price may vary

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

due to the performance of the business, industry trends, general and economic conditions and other factors, including those resulting from the impact of the COVID-19 pandemic (see Note 3). The Company does not believe that the decline in NCM, Inc.’s stock price is other than temporary as the share price was only below the Company's carrying value of NCM for less than one month at the end of 2021. Therefore, no impairment of the Company’s investment in NCM was recorded during the year ended December 31, 2021.

During the year ended December 31, 2020, the Company's investment in NCM was written down by $92,655, with a corresponding charge to impairment expense, in accordance with ASC 323-10-35 based on the NCM, Inc's stock price as of December 31, 2020. The write-down was due to the prolonged period of time, approximately ten months, which the share price of NCM, Inc.'s stock was below the Company’s carrying value per common unit of its investment in NCM through December 31, 2020.

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

	Year Ended December 31,
Remaining Maturity	2022	2023	2024	2025	2026	Thereafter	Total
NCM screen advertising advances (1)	$9,119	9,749	10,424	11,147	11,922	293,665	$346,026
(1)
Amounts are net of the estimated interest to be accrued for the periods presented.

Significant Financing Component

As noted above, the Company received approximately $174,000 in cash consideration from NCM at the time of NCMI’s IPO and also periodically receives consideration in the form of common units (discussed at Common Unit Adjustments above) from NCM in exchange for exclusive access to the Company’s newly opened domestic screens under the ESA. Due to the significant length of time between receiving the consideration from NCM and fulfillment of the related performance obligation, the ESA includes an implied significant financing component, as per the guidance in ASC Topic 606. The interest expense was calculated using the Company’s incremental borrowing rates at the time the cash and each tranche of common units were received from NCM, which ranged from 4.4% to 8.3%. Effective September 17, 2019, upon the Company’s evaluation and determination that ASC Topic 842 applies to the amended ESA, the Company determined it acceptable to apply the significant financing component guidance from ASC Topic 606 by analogy as the economic substance of the agreement represents a financing arrangement.

Summary Financial Information for NCM

The tables below present summary financial information for NCM for its fiscal periods indicated:

	Year Ended	Year Ended	Year Ended
	December 26, 2019	December 31, 2020	December 30, 2021
Revenues	$444,800	$89,887	$114,639
Operating income (loss)	$155,700	$(59,671)	$(68,576)
Net income (loss)	$98,800	$(115,753)	$(134,562)

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	As of	As of
	December 31, 2020	December 30, 2021
Current assets	$142,566	$114,620
Noncurrent assets	$685,643	$658,438
Current liabilities	$46,872	$66,806
Noncurrent liabilities	$1,072,207	$1,114,712
Members' deficit	$(290,870)	$(408,460)

9.
OTHER INVESTMENTS

Below is a summary of activity for each of the Company’s other investments for the periods indicated:

	DCIP	AC JV, LLC	DCDC	FE Concepts	Other	Total
Balance at January 1, 2019	$125,252	$5,266	$2,255	$19,918	$4,075	$156,766
Equity in income (loss)	23,281	3,276	1,120	(399)	—	27,278
Equity in comprehensive loss	(141)	—	—	—	—	(141)
Cash distributions received	(23,696)	(3,520)	(206)	—	—	(27,422)
Other (1)	—	—	—	—	(1,196)	(1,196)
Balance at December 31, 2019	$124,696	$5,022	$3,169	$19,519	$2,879	$155,285
Equity in loss	(24,559)	(1,277)	(1,036)	(1,246)	—	(28,118)
Cash contributions	50	—	—	—	—	50
Cash distributions received	(10,383)	—	(878)	—	—	(11,261)
Non-cash distribution received (2)	(89,804)	—	—	—	—	(89,804)
Other (3)	—	—	—	—	(2,426)	(2,426)
Balance at December 31, 2020	$—	$3,745	$1,255	$18,273	$453	$23,726
Equity in income (loss)	—	(34)	583	1,005	—	1,554
Other (1)	—	—	—	—	(75)	(75)
Balance at December 31, 2021	$—	$3,711	$1,838	$19,278	$378	$25,205
(1)
Consists primarily of mark-to-market adjustment on an investment in marketable securities.
(2)
Consists of projectors distributed to the Company from DCIP as discussed below.
(3)
Consists primarily of the impairment of a cost method investment in the year ended December 31, 2020 (see Note 11 for discussion of impairments recorded) and mark-to-market adjustment on an investment in marketable securities.

Digital Cinema Implementation Partners LLC (“DCIP”)

On February 12, 2007, the Company, AMC and Regal (the “Exhibitors”) entered into a joint venture known as DCIP to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. On March 10, 2010, DCIP and its subsidiaries completed an initial financing transaction to enable the purchase, deployment and leasing of digital projection systems to the Exhibitors under equipment lease and installation agreements. On March 31, 2011, DCIP obtained incremental financing necessary to complete the deployment of digital projection systems. DCIP also entered into long-term Digital Cinema Deployment Agreements (“DCDAs”) with six major motion picture studios pursuant to which Kasima LLC, one of DCIP’s subsidiaries, receives a virtual print fee ("VPF") each time the studio books a film or certain other content on the leased digital projection systems. Other content distributors entered into similar DCDAs that provide for the payment of VPFs for bookings of the distributor's content on a leased digital projection system. The DCDAs end on the earlier to occur of (i) the tenth anniversary of the "mean deployment date" for all digital projection systems scheduled to be deployed over a period of up to five years, or (ii) the date DCIP achieves "cost recoupment", each as defined in the DCDAs. Cost recoupment occurs when revenues attributable to the digital projection systems exceed the financing, deployment, administration and other costs associated with the purchase of the digital projection systems. The DCDA’s expired in October 2021. Pursuant to the operating agreement between the Exhibitors and DCIP, DCIP began to distribute excess cash generated from their operations to the Exhibitors during 2019. As the DCDA’s have expired and the MELA between the Company and Kasima has been terminated, as discussed below, DCIP and its subsidiaries no longer have regular operations, and final distributions are expected to be made to the Company during the first half of 2022.

Below is summary financial information for DCIP as of and for the years periods indicated:

	Year ended December 31,
	2019	2020	2021
Revenues	$171,531	$30,561	$54,383
Operating income (loss)	$99,812	$(105,691)	$43,062
Net income (loss)	$95,820	$(114,243)	$45,323

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	As of
	December 31, 2020	December 31, 2021
Current assets	$36,372	$22,947
Noncurrent assets	$205	$—
Current liabilities	$39,844	$11,631
Noncurrent liabilities	$687	$—
Members' equity (deficit)	$(3,954)	$11,316

As of December 31, 2021, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. Prior to the distribution received during November 2020, as discussed below, the Company accounted for its investment in DCIP and its subsidiaries under the equity method of accounting.

Distribution of Digital Projectors from DCIP

Through October 31, 2020, the Company leased digital projection systems under a master equipment lease agreement with Kasima LLC (“Kasima”), which is an indirect subsidiary of DCIP and a related party to the Company. The Company amended the master equipment lease agreement (“MELA”) with Kasima effective November 1, 2020, which resulted in the termination of the MELA and a lease termination fee to be paid by the Company on a monthly basis until a) cost recoupment is met or b) the DCDA agreements between DCIP and the major studios have been terminated. Upon termination of the MELA, DCIP distributed the digital projection equipment to the Company. The Company paid the monthly lease termination fee through October 2021.

The Company accounted for the lease termination and projector distribution during the year ended December 31, 2020 as follows:

•
The Company wrote off the operating lease right of use assets and lease liabilities of $7,468 and $14,102, respectively, and recorded a gain of $6,634 in gain (loss) on sale of assets and other.
•
The Company recorded a lease termination liability of $4,169 and a corresponding loss in gain (loss) on sale of assets and other. The lease termination payments were paid in full during the year ended December 31, 2021.
•
The Company recorded the fair value of the projectors received from DCIP of $102,719 as equipment, with a corresponding reduction in its investment in DCIP of $89,804 and a $12,915 non-cash distribution reflected in non-cash distributions from DCIP on the consolidate statements of income (loss).

In accordance with ASC 323-10-35, since the non-cash distribution exceeded the book value of its investment in DCIP, the Company suspended equity method accounting. The Company will resume equity method accounting if the value of its investment in DCIP exceeds the sum of the excess noncash distribution noted above and any future excess cash distributions.

Cash distributions prior to the suspension of equity method accounting were recorded as a reduction of the Company's investment in DCIP during the years ended December 31, 2019 and 2020. Additional distributions received after the suspension of equity method accounting were recorded as cash distributions from DCIP on the consolidated statement of income for the year ended December 31, 2021.

Summary of DCIP Transactions

In addition to the activity presented in the other investments table above, the Company had the following transactions with DCIP during the periods indicated:

	Year Ended December 31,
	2019	2020	2021
Equipment lease payments (1)(2)	$4,399	$1,729	$—
Warranty reimbursements from DCIP (2)	$(11,800)	$(6,997)	$(798)
Management services fees (2)	$596	$208	$49
Cash distributions from DCIP (3)	$23,696	$10,383	$13,139
Non-cash distributions from DCIP (4)	$—	$12,915	$—
(1)
Excludes lease termination payments of $695 and $3,895 made during the years ended December 31, 2020 and 2021, respectively. See discussion of MELA termination at Distribution of Digital Projectors above.
(2)
Amounts reflected in utilities and other costs on the consolidated statements of income (loss).
(3)
Recorded as a reduction in the Company's investment in DCIP for the years ended December 31, 2019 and 2020. Recorded in cash distributions from DCIP on the consolidated statements of income (loss) for the year ended December 31, 2021. See discussion at Distribution of Projectors from DCIP above.
(4)
Recorded as non-cash distributions from DCIP on the consolidated statements of income (loss). See discussion at Distribution of Projectors from DCIP above.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

AC JV, LLC

During December 2013, the Company, Regal, AMC (the “AC Founding Members”) and NCM entered into a series of agreements that resulted in the formation of AC JV, LLC (“AC”), a joint venture that owns “Fathom Events” (consisting of Fathom Events and Fathom Consumer Events) formerly operated by NCM. The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators to provide additional programs to augment their feature film schedule. The Company paid event fees to AC of $15,376, $3,740 and $6,161 for the years ended December 31, 2019, 2020 and 2021, respectively, which are included in film rentals and advertising costs on the consolidated statements of income (loss). The Company accounts for its investment in AC under the equity method of accounting.

Digital Cinema Distribution Coalition

The Company is a party to a joint venture with certain exhibitors and distributors called Digital Cinema Distribution Coalition (“DCDC”). DCDC operates a satellite distribution network that distributes all digital content to U.S. theatres via satellite. The Company has an approximate 14.6% ownership in DCDC. The Company paid approximately $896, $428 and $574 to DCDC during the years ended December 31, 2019, 2020 and 2021, respectively, related to content delivery services, which is included in film rentals and advertising costs on the consolidated statements of income (loss). The Company accounts for its investment in DCDC under the equity method of accounting.

FE Concepts, LLC

During April 2018, the Company, through its wholly-owned indirect subsidiary CNMK Texas Properties, LLC (“CNMK”), formed a joint venture, FE Concepts, LLC (“FE Concepts”) with AWSR Investments, LLC (“AWSR”), an entity owned by Lee Roy Mitchell and Tandy Mitchell. In December of 2019, FE Concepts opened a family entertainment center that offers bowling, gaming, movies and other amenities. The Company and AWSR each invested approximately $20,000 and each have a 50% voting interest in FE Concepts. The Company accounts for its investment in FE Concepts under the equity method of accounting. The Company has a theatre services agreement with FE Concepts under which it receives service fees for providing film booking and equipment monitoring services for the facility. The Company recorded $64, $34 and $62 of related service fees during the years ended December 31, 2019, 2020 and 2021, respectively.

Additional Considerations

Each of the investments above have been adversely impacted by the COVID-19 pandemic (see Note 3). The Company does not believe that any resulting decline in value of the underlying investments is other than temporary as the Company and other industry participants, who also have equity ownership interests in certain of the above investments, have reopened theatres and new film content has been released on a more consistent basis and theatre attendance has improved. The Company expects the industry to recover gradually over time. The Company performed a qualitative impairment analysis for its equity investments during the fourth quarter of 2021. Based on the analysis performed, no impairment was recorded for the year ended December 31, 2021.

10.
GOODWILL AND INTANGIBLE ASSETS, NET

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at December 31, 2019 (1)	$1,182,853	$100,518	$1,283,371
Impairment (2)	—	(16,128)	(16,128)
Foreign currency translation adjustments	—	(13,403)	(13,403)
Balance at December 31, 2020 (3)	$1,182,853	$70,987	$1,253,840
Foreign currency translation adjustments	—	(5,049)	(5,049)
Balance at December 31, 2021 (3)	$1,182,853	$65,938	$1,248,791
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

Intangible assets activity and balances consisted of the following for the periods indicated:

	Balance at January 1, 2020	Amortization	Other (1)	Balance at December 31, 2020
Intangible assets with finite lives:
Gross carrying amount	$84,953	$—	$(2,521)	$82,432
Accumulated amortization	(63,870)	(4,746)	200	(68,416)
Total intangible assets with finite lives, net	$21,083	$(4,746)	$(2,321)	$14,016
Intangible assets with indefinite lives:
Tradename and other	300,686	—	(507)	300,179
Total intangible assets, net	$321,769	$(4,746)	$(2,828)	$314,195

	Balance at January 1, 2021	Additions (2)	Amortization	Other (3)	Balance at December 31, 2021
Intangible assets with finite lives:
Gross carrying amount	$82,432	$—	$—	$(665)	$81,767
Accumulated amortization	(68,416)	—	(2,639)	—	(71,055)
Total net intangible assets with finite lives	$14,016	$—	$(2,639)	$(665)	$10,712
Intangible assets with indefinite lives:
Tradename and other	300,179	146	—	(194)	300,131
Total intangible assets, net	$314,195	$146	$(2,639)	$(859)	$310,843
(1)
Includes the write-off of fully amortized intangible assets, foreign currency translation adjustments and impairment recorded related to a previously acquired theatre leasehold interest in Brazil. See Note 11 for discussion of impairment evaluations performed during the year ended December 31, 2020.
(2)
Amount represents licenses acquired to sell alcohol beverage for certain theatres.
(3)
Includes foreign currency translation adjustments and impairment recorded related to a previously acquired theatre leasehold interest in Brazil. See Note 11 for discussion of impairment evaluations performed during the year ended December 31, 2021.

Estimated aggregate future amortization expense for intangible assets is as follows:

Year ended December 31, 2022	$2,468
Year ended December 31, 2023	2,416
Year ended December 31, 2024	2,416
Year ended December 31, 2025	1,898
Year ended December 31, 2026	1,514
Total	$10,712

11.
IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS

The Company reviews for impairment indicators related to its long-lived assets on a quarterly basis and goodwill on an annual basis or whenever events or changes in circumstances indicate the carrying amount of those assets may not be fully recoverable. Due to the continuing impacts of the COVID-19 pandemic (see Note 3), the Company

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

performed asset impairment evaluations during each quarter during the year ended December 31, 2021. The following table is a summary of the evaluations performed for each quarter by asset classification.

Asset	Impairment	Valuation	Valuation
Category	Test	Approach	Multiple
First and second quarters
Goodwill	Qualitative	N/A	N/A
Tradename intangible assets	Qualitative	N/A	N/A
Other long-lived assets	Qualitative	N/A	N/A

Third quarter
Goodwill	Qualitative	N/A	N/A
Tradename intangible assets	Qualitative	N/A	N/A
Other long-lived assets	Quantitative	Market	3.1 to 6 times

Fourth quarter
Goodwill	Quantitative	Market	3.7 to 7 times
Tradename intangible assets	Quantitative	Income	N/A
Other long-lived assets	Quantitative	Market	3.7 to 6 times

See Note 1 for a discussion of the Company’s impairment policy and a description of qualitative and quantitative impairment assessments.

The Company’s impairment charges were as follows for the periods indicated:

	Year Ended
	December 31,
	2019	2020	2021
U.S. segment
Theatre properties	$36,005	$12,398	$6,371
Theatre operating lease right-of-use assets	10,457	13,216	6,804
Investment in NCM (1)	—	92,655	—
Cost method investment	—	2,500	—
U.S. total	46,462	120,769	13,175

International segment
Theatre properties	8,821	9,951	4,002
Theatre operating lease right-of-use assets	1,718	5,025	3,210
Goodwill	—	16,128	—
Intangible assets, net	—	833	458
International total	10,539	31,937	7,670

Total impairment	$57,001	$152,706	$20,845
(1)
See Note 8 for discussion of investment in NCM.

For the year ended December 31, 2019, the long-lived asset impairment charges recorded during each of the periods presented were for certain new concept theatres being developed and tested by the Company and other theatres that were individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or the conditions of the areas surrounding the theatre. For the years ended December 31, 2020 and 2021, impairment charges were primarily due to the prolonged impact of the COVID-19 pandemic, as discussed in Note 3. Additionally, impairment charges recorded for the year ended December 31, 2021 reflected the continued uncertainty of industry recovery levels and the impact on estimated cash flows for specific assets.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

12.
ACCRUED OTHER CURRENT LIABILITIES

Accrued other current liabilities consisted of the following as of the periods presented:

	December 31,
	2020	2021
Gift card liability (1)	$43,448	$54,521
Discount vouchers (SuperSavers) liability (1)	38,882	34,836
Accrued lease payable (2)	48,366	31,903
Other	71,021	103,766
Total	$201,717	$225,026
(1)
See discussion at Revenue Recognition Policy in Note 5.
(2)
See discussion at Lease Deferrals and Abatements in Note 4.
13.
LONG-TERM DEBT

Long-term debt consisted of the following for the periods presented:

	December 31,
	2020	2021
Cinemark Holdings, Inc. 4.500% convertible senior notes due 2025	$460,000	$460,000
Cinemark USA, Inc. term loan due 2025	639,731	$633,136
Cinemark USA, Inc. 8.750% senior secured notes due 2025	250,000	250,000
Cinemark USA, Inc. 5.875% senior notes due 2026	—	405,000
Cinemark USA, Inc. 5.250% senior notes due 2028	—	765,000
Cinemark USA, Inc. 5.125% senior notes due 2022	400,000	—
Cinemark USA, Inc. 4.875% senior notes due 2023	755,000	—
Other	23,169	30,200
Total long-term debt carrying value	2,527,900	2,543,336
Less: Current portion	18,056	24,254
Less: Debt discounts and debt issuance costs, net of accumulated amortization (1)	132,682	42,832
Long-term debt, less current portion, net of discounts and unamortized debt issuance costs	$2,377,162	$2,476,250
(1)
The unamortized debt discount associated with the 4.500% convertible senior notes was $95,409 as of December 31, 2020. The unamortized debt issuance costs associated with the 4.500% convertible senior notes were $12,385 and $12,442 as of December 31, 2020 and 2021, respectively. See further discussion at Adoption of ASU 2020-06 below.

Fair Value of Long Term Debt

The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35. The carrying value of the Company’s long term debt as of December 31, 2020 and 2021 is shown in the table above. The fair value of the Company’s total long term debt was $2,652,635 and $2,749,829 as of December 31, 2020 and 2021, respectively. The fair value of the 4.500% convertible senior notes was $674,314 and $691,872 as of December 31, 2020 and 2021, respectively.

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a $700,000 term loan and a $100,000 revolving line of credit (the “Credit Agreement”).

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

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Interest on the revolving line of credit accrues, at our option, at: (A) a base rate equal to the greater of (1) the US “Prime Rate” as quoted in The Wall Street Journal or if no such rate is quoted therein, in a Federal Reserve Board statistical release, (2) the federal funds effective rate plus 0.50%, and (3) a one-month Eurodollar-based rate plus 1.0%, plus, in each case, a margin that ranges from 0.50% to 1.25% per annum, or (B) a Eurodollar-based rate for a period of 1, 2, 3, 6, 9 or 12 months plus a margin that ranges from 1.50% to 2.25% per annum. The margin of the revolving credit line is determined by the consolidated net senior secured leverage ratio as defined in the Credit Agreement. As of December 31 2021, the applicable margin was 2.25%, however, there were no borrowing outstanding under the revolving line of credit.

As of December 31, 2021, there was $633,136 outstanding under the term loan. The average interest rate on outstanding term loan borrowings under the Credit Agreement at December 31, 2021 was approximately 3.4% per annum, after giving effect to the interest rate swaps discussed below.

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

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on Cinemark USA, Inc.’s ability, and in certain instances, its subsidiaries’ and our ability, to consolidate or merge or liquidate, wind up or dissolve; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends or repurchase stock; and make capital expenditures and investments. If Cinemark USA, Inc. has borrowings outstanding on the revolving line of credit, it is required to keep a consolidated net senior secured leverage ratio, as defined in the Credit Agreement, not to exceed 4.25 to 1. See discussion below regarding recent covenant waivers.

The dividend restriction contained in the Credit Agreement prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Credit Agreement; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Credit Agreement, and (c) certain other defined amounts (collectively the “Applicable Amount”). The covenant waiver described below further limits, and the covenant waiver amendment described below may further limit, Cinemark USA's and its subsidiaries' ability to pay a dividend or otherwise distribute cash to its stockholders. As of December 31, 2021, Cinemark USA, Inc. could have distributed up to approximately $2,700,000 to its parent company and sole stockholder, Cinemark Holdings, Inc.

On April 17, 2020, in conjunction with the issuance of the 8.750% Secured Notes discussed below, the Company obtained a waiver of the leverage covenant, which applies when amounts are outstanding under the revolving line of credit, from the majority of revolving lenders under the Credit Agreement for the fiscal quarters ending September 30, 2020 and December 31, 2020. The waiver was subject to certain liquidity thresholds, restrictions on investments and the use of the Applicable Amount.

On August 21, 2020, in conjunction with the issuance of the 4.500% Convertible Senior Notes discussed below, the Company further amended the waiver of the leverage covenant to extend through the fiscal quarter ending September 30, 2021. The amendment also i) modifies the maintenance covenant calculation beginning with the calculation for the trailing twelve-month period ended December 31, 2021, ii) for purposes of testing the consolidated net senior secured leverage ratio for the fiscal quarters ending on December 31, 2021, March 31, 2022 and June 30, 2022, permits the Company to substitute Consolidated EBITDA for the first three fiscal quarters of 2019 in lieu of Consolidated EBITDA for the corresponding fiscal quarters of 2021, (iii) modifies the restrictions imposed by the covenant waiver, and (iv) makes such other changes to permit the issuance of the 4.500% Convertible Senior Notes discussed below. Under the modified calculation, the consolidated net senior secured leverage ratio was 1.1 to 1 as of December 31, 2021.

On June 15, 2021, in conjunction with the issuance of the 5.25% Senior Notes discussed below, the Credit Agreement was amended to, among other things, extend the maturity of the revolving credit line from November 28, 2022 to November 28, 2024. The Company incurred debt issuance costs of approximately $500 in connection with

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

the extension of the revolving line of credit, which are recorded as a reduction of long-term debt on the consolidated balance sheet.

5.875% Senior Notes

On March 16, 2021, Cinemark USA, Inc. issued $405,000 aggregate principal amount of 5.875% senior notes due 2026, at par value (the “5.875% Senior Notes”). Proceeds, after payment of fees, were used to fund a cash tender offer to purchase any and all of Cinemark USA’s 5.125% Senior Notes (the “5.125% Senior Notes”) and to redeem any of the 5.125% Senior Notes that remained outstanding after the tender offer. See further discussion of the tender offer below. Interest on the 5.875% Senior Notes is payable on March 15 and September 15 of each year. The 5.875% Senior Notes mature on March 15, 2026. The Company incurred debt issuance costs of approximately $6,021 in connection with the issuance, which are recorded as a reduction of long-term debt on the consolidated balance sheet.

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

5.250% Senior Notes

On June 15, 2021, Cinemark USA, Inc. issued $765,000 aggregate principal amount of 5.25% senior notes due 2028, at par value (the “5.25% Senior Notes”). Proceeds, after payment of fees, were used to redeem all of Cinemark USA’s 4.875% $755,000 aggregate principal amount of Senior Notes due 2023 (the “4.875% Senior Notes”). Interest on the 5.25% Senior Notes is payable on January 15 and July 15 of each year, beginning January 15, 2022. The 5.25% Senior Notes mature on July 15, 2028. The Company incurred debt issuance costs of approximately $10,684 in connection with the issuance, which are recorded as a reduction of long-term debt on the consolidated balance sheet.

The 5.25% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of Cinemark USA, Inc.’s subsidiaries that guarantee, assume or become liable with respect to any of Cinemark USA, Inc.’s or a guarantor’s debt. The 5.25% Senior Notes and the guarantees will be Cinemark USA’s and the guarantors’ senior unsecured obligations and (i) rank equally in right of payment to Cinemark USA’s and the guarantors’ existing and future senior debt, including borrowings under Cinemark USA’s Credit Agreement (as defined below) and Cinemark USA’s existing senior notes, (ii) rank senior in right of payment to Cinemark USA’s and the guarantors’ future subordinated debt, (iii) are effectively subordinated to all of Cinemark USA’s and the guarantors’ existing and future secured debt, including all obligations under the Credit Agreement and Cinemark USA’s 8.750% senior secured notes due 2025, in each case to the extent of the value of the collateral securing such

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

debt, (iv) are structurally subordinated to all existing and future debt and other liabilities of Cinemark USA’s non-guarantor subsidiaries, and (v) are structurally senior to the 4.500% convertible senior notes due 2025 issued by Cinemark Holdings.

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

8.750% Secured Notes

On April 20, 2020, Cinemark USA, Inc. issued $250,000 aggregate principal amount of 8.750% senior secured notes due 2025 (the “8.750% Secured Notes”). The 8.750% Secured Notes will mature on May 1, 2025. Interest on the 8.750% Secured Notes is payable on May 1 and November 1 of each year.

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

Prior to May 1, 2022, Cinemark USA, Inc. may redeem all or any part of the 8.750% Secured Notes at its option at 100% of the principal amount plus a make-whole premium plus accrued and unpaid interest on the 8.750% Secured Notes to the date of redemption. On or after May 1, 2022, Cinemark USA, Inc. may redeem the 8.750% Secured Notes in whole or in part at redemption prices specified in the indenture. In addition, prior to May 1, 2022, Cinemark USA, Inc. may redeem up to 40% of the aggregate principal amount of the 8.750% Secured Notes from the net proceeds of certain equity offerings at the redemption price set forth in the indenture, so long as at least 60% of the principal amount of the 8.750% Secured Notes remains outstanding immediately after each such redemption.

4.500% Convertible Senior Notes

On August 21, 2020, Cinemark Holdings, Inc. issued $460,000 aggregate principal amount of 4.500% convertible senior notes due 2025 (the “4.500% Convertible Senior Notes”). The 4.500% Convertible Senior Notes

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

will mature on August 15, 2025, unless earlier repurchased or converted in accordance with the indenture. Interest on the 4.500% Convertible Senior Notes is payable on February 15 and August 15 of each year.

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

The initial conversion rate is 69.6767 shares of the Company’s common stock per $1,000 principal amount of the 4.500% Convertible Senior Notes. The conversion rate is subject to adjustment upon the occurrence of certain events. If a make-whole fundamental change as defined in the indenture governing the 4.500% Convertible Senior Notes occurs prior to the maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 4.500% Convertible Senior Notes in connection with such make-whole fundamental change.

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

In accordance with accounting guidance on debt and equity financing, the Company bifurcated the gross proceeds from the issuance of 4.500% Convertible Senior Notes and recorded a portion as long-term debt and a portion in equity as of December 31, 2020. See further discussion below at Adoption of ASU 2020-06.

Concurrently with the issuance of the 4.500% Convertible Senior Notes, the Company entered into privately negotiated convertible note hedge transactions (the “Hedge Transactions”) with one or more of the initial purchasers of the 4.500% Convertible Senior Notes or their respective affiliates (the “Option Counterparties”). The Hedge Transactions cover the number of shares of the Company’s common stock that will initially underlie the aggregate amount of the 4.500% Convertible Senior Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 4.500% Convertible Senior Notes. The Hedge Transactions are generally expected to reduce potential dilution to the Company’s common stock upon any conversion of the 4.500% Convertible Senior Notes and/or offset any cash payments the Company may be required to make in excess of the principal amount of converted 4.500% Convertible Senior Notes, as the case may be. Concurrently with entering into the Hedge Transactions, the Company also entered into separate privately negotiated warrant transactions with Option Counterparties whereby it sold to Option Counterparties warrants to purchase (subject to the net share settlement provisions set forth therein) up to the same number of shares of the Company’s common stock, subject to customary anti-dilution adjustments (the “Warrant Transactions”). The warrants could separately have a dilutive effect to the extent that the market value per share of the Company’s common stock exceeds the strike price of the warrants on the applicable expiration dates unless, subject to the terms of the warrants, the Company elects to cash settle the warrants. The exercise price of the warrants is

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

initially $22.08 and is subject to certain adjustments under the terms of the warrants. The Company received $89,424 in cash proceeds from the Warrant Transactions, which were used along with proceeds from the 4.500% Convertible Senior Notes, to pay approximately $142,094 to enter into the Hedge Transactions.

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

The Company recorded a loss on extinguishment of debt of $3,919, which included the write-off of $3,301 of unamortized debt issuance costs and the payment of $618 in legal fees during the year ended December 31, 2021.

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

The Company recorded a loss on extinguishment of debt of $2,603 during the year ended December 31, 2021, which included the write-off of $1,168 of unamortized debt issuance costs and the payment of $1,435 in tender and legal fees

Additional Borrowings of International Subsidiaries

During the years ended December 31, 2020 and 2021, certain of the Company’s international subsidiaries borrowed an aggregate of $35,797 under various local loans. Below is a summary of loans outstanding as of December 31, 2021:

	Loan Balances as of	Interest Rates as of
Loan Description(s)	December 31, 2021	December 31, 2021	Covenants	Maturity
Colombia loans	$2,741	4.9% to 5.2%	Negative and maintenance covenants	June 2023 and September 2025
Peru loans	$4,879	1.0% to 4.8%	Negative covenants	June and December 2023
Brazil loans	$18,376	4.0% to 8.7%	Negative covenants	November 2022, October 2023 and January 2029
Chile loans	$4,204	3.5%	Negative and maintenance covenants	November 2023
Total	$30,200

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

During the year ended December 31, 2021, the Company obtained a waiver of the maintenance covenant related to the bank loans in Chile through June 30, 2022.

Additionally, the Company deposited cash into a collateral account to support the issuance of letters of credit to the lenders for certain of the international loans noted above. The total amount deposited as of December 31, 2021 was $25,767 and is considered restricted cash.

Adoption of ASU 2020-06

ASU 2020-06 simplifies the guidance on an issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature of such debt. Instead, they will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models reduces reported interest expense and increases reported net income for entities that have issued a convertible instrument within the scope of those models before the adoption of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share as the treasury stock method is no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020.

The Company adopted ASU 2020-06 under the modified retrospective method effective January 1, 2021. As a result of the adoption, the entire $460,000 principal balance of the 4.500% Convertible Senior Notes is recorded in long-term debt and is no longer bifurcated between long-term debt and equity. The impact of the adoption during the year ended December 31, 2021 was as follows:

•
Reclassified $101,123 previously allocated to the cash conversion feature and recorded in equity net of tax, from equity to long term debt on the consolidated balance sheet.
•
Reversed the accretion of interest of $5,714 on the 4.500% Convertible Senior Notes recorded during the year ended December 31, 2020 with a credit to retained earnings.
•
Reclassified $3,764 of debt issuance costs previously allocated to equity to long-term debt on the consolidated balance sheet.
•
Recorded offsetting amortization of debt issuance costs of $274 as an adjustment to retained earnings on the consolidated balance sheet.

Covenant Compliance

The indentures governing the 5.875% Senior Notes, the 5.25% Senior Notes and the 8.750% Secured Notes ("the indentures") contain covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2021, Cinemark USA, Inc. could have distributed up to approximately $3,000,000 to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indentures, subject to its available cash and other borrowing restrictions outlined in the indentures. Upon a change of control, as defined in the indentures, Cinemark USA, Inc. would be required to make an offer to repurchase the 5.875% Senior Notes, the 5.25% Senior Notes and the 8.750% Secured Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indentures allow Cinemark USA, Inc. to incur additional indebtedness if we satisfy the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2021 was 0.6 to 1.

See also discussion of dividend restrictions and the consolidated net senior secured leverage ratio under the Credit Agreement at Senior Secured Credit Facility above.

As of December 31, 2021, the Company believes it was in full financial compliance with all agreements, including related covenants, governing its outstanding debt.

Debt Maturity

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company’s long-term debt, excluding unamortized debt issuance costs, at December 31, 2021 matures as follows:

2022	$24,254
2023	12,285
2024	6,983
2025	1,323,538
2026	405,000
Thereafter	771,276
Total	$2,543,336

Interest Rate Swap Agreements

Effective March 31, 2020, the Company amended and extended its three then existing interest rate swap agreements and entered into a fourth interest rate swap agreement, all of which are used to hedge a portion of the interest rate risk associated with the variable interest rates on the Company’s term loan debt and qualify for cash flow hedge accounting. Upon amending the interest rate swap agreements effective March 31,2020, the Company determined that the interest payments hedged with the agreements are still probable to occur, therefore the loss that accumulated on the swaps prior to the amendments of $29,359 is being amortized to interest expense through December 31, 2022, the original maturity dates of the swaps. Approximately $3,371 and $4,495 was recorded in amortization of accumulated losses for amended swaps in the consolidated income statement for the years ended December 31, 2020 and 2021, respectively.

The fair values of the interest rate swaps are recorded on the Company’s consolidated balance sheets as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive loss. The changes in fair value are reclassified from accumulated other comprehensive loss into earnings in the same period that the hedged items affect earnings. The valuation technique used to determine fair value is the income approach and under this approach, the Company uses projected future interest rates as provided by counterparty to the interest rate swap agreement and the fixed rates that the Company is obligated to pay under the agreement. Therefore, the Company’s measurements use significant unobservable inputs, which fall in Level 2 of the U.S. GAAP hierarchy as defined by FASB ASC Topic 820-10-35. The Company is assessing the impact of reference rate reform, as well as the impact of ASU 2020-04 and ASU 2021-01, on the Company's interest rate swaps. See further discussion at Note 2.

Below is a summary of the Company’s interest rate swap agreements designated as cash flow hedges as of December 31, 2021:

					Estimated
					Fair Value at
Notional					December 31,
Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	2021 (1)
$137,500	December 31, 2018	2.12%	1-Month LIBOR	December 31, 2024	$4,313
$175,000	December 31, 2018	2.12%	1-Month LIBOR	December 31, 2024	5,537
$137,500	December 31, 2018	2.19%	1-Month LIBOR	December 31, 2024	4,611
$150,000	March 31, 2020	0.57%	1-Month LIBOR	March 31, 2022	164
				Total	$14,625
(1)
Approximately $7,884 is included in accrued other current liabilities and $6,741 is included in other long-term liabilities on the consolidated balance sheet as of December 31, 2021.

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

Level 2 – other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Level 3 – unobservable and should be used to measure fair value to the extent that observable inputs are not available.

Below is a summary of liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of the periods presented:

	As of	Carrying	Fair Value
Description	December 31,	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities	2020	$33,847	$—	$33,847	$—

Interest rate swap liabilities	2021	$14,625	$—	$14,625	$—

The Company also uses the market and income approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 1 and Note 11). Additionally, the Company uses the market approach to estimate the fair value of its long-term debt (see Note 13). There were no changes in valuation techniques during the period. There were no transfers in or out of Level 1, Level 2 or Level 3 during the years ended December 31, 2019, 2020 and 2021.

15.
FOREIGN CURRENCY TRANSLATION

The accumulated other comprehensive loss account in stockholders’ equity of $398,653 and $394,514 at December 31, 2020 and 2021, respectively, includes the cumulative foreign currency losses of $375,644 and $394,481, respectively, from translating the financial statements of the Company’s international subsidiaries and the change in fair values of the Company’s interest rate swap agreements designated as hedges.

As of December 31, 2021, all foreign countries where the Company has operations, other than Argentina, are non-highly inflationary, and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss. The Company deemed Argentina to be highly inflationary beginning July 1, 2018. A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The financial statements of the Company’s Argentina subsidiaries has been remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective beginning July 1, 2018.

Below is a summary of the impact of translating the financial statements of the Company’s international subsidiaries, whose functional currency is other than the US dollar, for the periods presented.

				Other Comprehensive
				Income (Loss)
	Exchange Rate as of December 31,			Year Ended December 31,
Country	2019	2020	2021	2019	2020	2021
Brazil	4.02	5.20	5.57	$(8,140)	$(42,698)	$(4,696)
Colombia	3,277.14	3,432.50	3,981.16	(362)	(2,183)	(140)
Chile	736.86	714.14	852.02	(5,158)	1,228	(10,890)
Peru	3.37	3.65	4.02	257	(3,403)	(2,785)
All other				650	(536)	(326)
				$(12,753)	$(47,592)	$(18,837)

As noted above, beginning July 1, 2018, Argentina was deemed highly inflationary. The impact of translating Argentina financial results to U.S. dollars, subsequent to June 30, 2018, has been recorded in foreign currency exchange gain (loss) on the Company’s consolidated statements of income (loss). A gain of $1,243 and $195 were recorded for the years ended December 31, 2020 and 2021, respectively.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

16.
NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in subsidiaries of the Company were as follows as of the periods presented:

	December 31,
	2020	2021
Cinemark Partners II — 49.2% interest	$7,706	$7,989
Laredo Theatres – 25% interest	1,681	2,018
Greeley Ltd. — 49% interest	1,101	1,048
Other	508	509
Total	$10,996	$11,564

There were no changes in the Company’s ownership interest in its subsidiaries during the years ended December 31, 2019, 2020 and 2021.

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

Below is a summary of the Company’s treasury stock activity for the years ended December 31, 2019, 2020 and 2021.

	Number of Treasury Shares	Cost
Balance at January 1, 2019	4,626,191	$79,259
Restricted stock withholdings (1)	59,060	2,308
Restricted stock forfeitures (2)	26,608	—
Balance at December 31, 2019	4,711,859	$81,567
Restricted stock withholdings (1)	264,522	5,437
Restricted stock forfeitures (2)	74,600	—
Balance at December 31, 2020	5,050,981	$87,004
Restricted stock withholdings (1)	237,416	4,102
Restricted stock forfeitures (2)	61,714	—
Balance at December 31, 2021	5,350,111	$91,106
(1)
The Company withheld restricted shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting in restricted stock and restricted stock units. The Company determined the number of shares to be withheld based upon market values that ranged from $36.81 to $40.32 during the year ended December 31, 2019, $8.03 to $32.12 during the year ended December 31, 2020 and $15.21 to $24.14 during the year ended December 31, 2021.
(2)
The Company repurchased forfeited restricted shares at a cost of $0.001 per share in accordance with the 2017 Omnibus Plan.

As of December 31, 2021, the Company had no plans to retire any shares of its treasury stock.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Restricted Stock — Below is a summary of restricted stock activity for the years ended December 31, 2019, 2020 and 2021:

	Year Ended		Year Ended		Year Ended
	December 31, 2019		December 31, 2020		December 31, 2021
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1	704,353	$38.68	783,823	$37.53	1,431,975	$21.11
Granted	315,899	$37.34	1,555,361	$17.68	1,241,742	$21.91
Vested	(209,821)	$41.10	(832,609)	$29.30	(617,607)	$20.92
Forfeited	(26,608)	$37.69	(74,600)	$30.72	(61,714)	$18.96
Outstanding at December 31	783,823	$37.53	1,431,975	$21.11	1,994,396	$21.73

During the year ended December 31, 2021, the Company granted 1,241,742 shares of restricted stock to directors and employees of the Company. The fair value of the restricted stock granted was determined based on the market value of the Company’s common stock on the dates of grant, which ranged from $16.09 to $24.48 per share. The Company assumed forfeiture rates ranging from 0% to 10% for the restricted stock awards. Restricted stock grants to directors vest over a one-year period. Restricted stock grants to employees vest over periods ranging from one year to four years based on continued service. The recipients of restricted stock are entitled to receive dividends to the extent they are declared by the Company and to vote their respective shares, however, the sale and transfer of the restricted stock is prohibited during the restriction period.

Below is a summary of restricted stock award activity recorded for the periods indicated.

	Year Ended December 31,
	2019	2020	2021
Compensation expense recognized during the period (1)	$10,185	$15,473	$22,846
Fair value of restricted shares that vested during the period	$8,024	$16,870	$10,998
Income tax benefit related to restricted stock awards	$1,516	$5,620	$1,048
(1)
The former CEO of the Company retired on December 31, 2021, and all of his outstanding unvested shares vested upon his retirement in accordance with his employment agreement. The Company recorded incremental compensation expense of $4,277 related to the accelerated vesting of these awards during the year ended December 31, 2021.

As of December 31, 2021, the remaining unrecognized compensation expense related to these restricted stock awards was approximately $23,234. The weighted average period over which this remaining compensation expense will be recognized is approximately 2 years.

Restricted Stock Units — During the years ended December 31, 2019 and 2020, the Company granted restricted stock units representing 306,651 and 436,681 of hypothetical shares of common stock, respectively, to employees. The grant date fair value for units issued during the year ended December 31, 2019 was $36.77 per unit. The grant date fair value for the units issued during the year ended December 31, 2020 was $32.12 per unit. Based upon the terms of the award agreements, the restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) for a two year measurement period, as defined in the award agreement, based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments (as defined in the restricted stock unit award agreement). The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity and vest on a prorata basis according to the IRR achieved by the Company during the performance period. All payouts of restricted stock units that vest will be subject to an additional service requirement and will be paid in the form of common stock if the participant continues to provide services through the fourth anniversary of the grant date.

At the time of each of the restricted stock unit grants, the Company assumes the IRR level to be reached for the defined measurement period will be the target IRR level in determining the amount of compensation expense to record for such grants. If and when additional information becomes available to indicate that something other than the target IRR level will be achieved, the Company adjusts compensation expense on a prospective basis over the remaining service period. The Company assumed forfeiture rates ranging from 0% to 5% for the restricted stock unit awards granted during 2019 and 2020. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards vest.

During the year ended December 31, 2021, the Compensation Committee of the Company’s Board of Directors evaluated the impact of the COVID-19 pandemic on the performance metric used for the restricted stock unit awards granted during 2019 and 2020 and determined that the COVID-19 pandemic significantly impacted the

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Company’s ability to meet the performance metric. The Compensation Committee made a discretionary decision to certify the vest of the 2019 and 2020 restricted stock unit awards at target based upon the unforeseen, external circumstances that were beyond management’s control, the projected macroeconomic conditions through 2021 and beyond, and the uncertain timing as to the recovery of the Company’s industry. The requirement to satisfy the applicable service period under the restricted stock unit awards was not changed. In addition, the Compensation Committee determined that it would not be appropriate to issue restricted stock units during the year ended December 31, 2021 due to the aforementioned macroeconomic conditions and industry recovery. In lieu of restricted stock units, the Compensation Committee granted restricted stock with a four-year vest period. See Restricted Stock discussion above for other relevant terms of such awards.

Below is a summary of activity for restricted stock unit awards for the periods indicated:

	Year Ended December 31,
	2019	2020	2021
Number of restricted stock unit awards that vested during the period	90,895	208,204	232,200
Fair value of restricted stock unit awards that vested during the period	$3,658	$5,050	$4,095
Accumulated dividends paid upon vesting of restricted stock unit awards (1)	$386	$942	$62
Compensation expense recognized during the period (2)	$4,430	$3,931	$6,425
Income tax benefit related to stock unit awards	$397	$788	$691
(1)
Approximately $296 of dividends were payable to the former CEO on December 31, 2021 and were paid in January 2022. These dividends were included in other current liabilities on the consolidated balance sheet as of December 31, 2021.
(2)
The former CEO of the Company retired on December 31, 2021, and all of his outstanding unvested restricted stock units vested upon his retirement in accordance with his employment agreement. The Company recorded incremental compensation expense of $2,374 related to the accelerated vesting of these awards during the year ended December 31, 2021.

As of December 31, 2021, the Company had restricted stock units outstanding that represented a total of 344,071 of hypothetical shares of common stock, which is the maximum number of shares that could vest related to the outstanding units.

As of December 31, 2021, the remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $3,616. The weighted average period over which this remaining compensation expense will be recognized is approximately one year.

18.
SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows:

	Year Ended December 31,
	2019	2020	2021
Cash paid for interest	$93,907	$102,859	$108,152
Cash paid (refunds received) for income taxes, net	$88,670	$(116,916)	$(136,512)
Cash deposited in restricted accounts (1)	$—	$13,847	$11,920
Noncash operating activities:
Interest expense - NCM (see Note 8)	$(28,624)	$(23,595)	$(23,612)
Noncash investing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (2)	$22,013	$(13,259)	$20,100
Theatre properties acquired under finance leases	$21,535	$—	$725
Theatre properties acquired as distribution from equity investee (see Note 9)	$—	$102,719	$—
Investment in NCM – receipt of common units (see Note 8)	$1,552	$3,620	$10,237
Noncash financing activities:
Accrual for dividends on unvested restricted stock unit awards	$(670)	$(256)	$4
(1)
Funds are held as collateral for letters of credit associated with certain of the Company’s international subsidiary loans. See further discussion in Note 13.
(2)
Additions to theatre properties and equipment included in accounts payable as of December 31, 2020 and 2021 were $28,250 and $8,150, respectively.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

19.
INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted in response to the global COVID-19 pandemic. The CARES Act allowed corporate taxpayers to carry back operating losses generated in 2018, 2019 and 2020. As a result of the impact of the COVID-19 pandemic on the Company’s business, it generated significant net operating losses during the years ended December 31, 2020 and December 31, 2021. The Company carried back 2020 losses and recorded tax benefits of $187,515 related to the NOL carryback provision. Losses incurred in 2021 are not available for carryback and are reported as net operating loss carryforwards.

The Company’s provision for federal and foreign income tax expense for continuing operations consisted of the following:

	Year Ended December 31,
	2019	2020	2021
Income (loss) before income taxes:
U.S.	$235,571	$(784,167)	$(389,176)
Foreign	38,189	(143,157)	(49,841)
Total	$273,760	$(927,324)	$(439,017)

Current and deferred income taxes were as follows:

	Year Ended December 31,
	2019	2020	2021
Current:
Federal	$45,247	$(271,162)	$4,026
Foreign	24,022	397	794
State	12,486	289	1,008
Total current expense	$81,755	$(270,476)	$5,828
Deferred:
Federal	$(298)	$(50,445)	$(20,204)
Foreign	5	13,266	409
State	(1,550)	(1,721)	(2,835)
Total deferred taxes	$(1,843)	$(38,900)	$(22,630)
Income taxes	$79,912	$(309,376)	$(16,802)

A reconciliation between income tax expense and taxes computed by applying the applicable statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2019	2020	2021
Computed statutory tax expense	$57,490	$(194,739)	$(92,194)
State and local income taxes, net of federal income tax impact	8,479	(1,153)	(1,465)
Changes in valuation allowance	2,532	46,731	76,308
Foreign tax rate differential	4,646	(6,633)	(4,466)
Foreign tax credits	4,143	—	—
Impacts related to COVID-19 pandemic (1)	—	(187,515)	—
Changes in uncertain tax positions	197	24,879	7,524
Other, net	2,425	9,054	(2,509)
Income taxes	$79,912	$(309,376)	$(16,802)
(1)
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

As of December 31, 2021, the Company had approximately $94,107 of accumulated undistributed earnings and profits, approximately $168,307 of which was subject to the one-time transition tax pursuant to the 2017 Tax Cuts and Jobs Act. Additional tax due on the repatriation of previously-taxed earnings would generally be foreign withholding and U.S. state income taxes. The Company does not intend to repatriate these offshore earnings and profits, and therefore has not recorded any deferred taxes on such earnings. The Company considers any excess of the amount for financial reporting over the tax basis of its investment in its foreign subsidiaries to be indefinitely reinvested. At this time, the determination of deferred tax liabilities on this amount is not practicable.

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Deferred Income Taxes

The tax effects of significant temporary differences and tax loss and tax credit carryforwards comprising the net long-term deferred income tax liabilities as of the periods presented consisted of the following:

	December 31,
	2020	2021
Deferred liabilities:
Theatre properties and equipment	$118,051	$100,547
Finance lease assets	24,202	19,564
Operating lease right-of-use assets	297,452	288,205
Intangible asset – other	41,297	45,587
Intangible asset – tradenames	72,268	71,877
Investment in partnerships	20,402	16,128
Total deferred liabilities	573,672	541,908
Deferred assets:
Deferred revenue – NCM	83,998	84,084
Deferred revenue – Other	6,208	3,661
Prepaid rent	5,255	3,365
Gift Cards	9,265	8,354
Operating lease obligations	313,552	304,462
Finance lease obligations	31,284	25,611
Tax impact of items in accumulated other comprehensive income and additional paid-in-capital	19,475	32,959
Restricted stock	2,611	5,494
Accrued expenses	3,552	4,326
Other tax loss carryforwards	89,320	124,632
Other tax credit and attribute carryforwards	121,698	154,995
Other expenses, not currently deductible for tax purposes	11,535	14,305
Total deferred assets	697,753	766,248
Net deferred income tax (asset) liability before valuation allowance	(124,081)	(224,340)
Valuation allowance against deferred assets – non-current	203,606	264,168
Net deferred income tax liability	$79,525	$39,828
Net deferred tax (asset) liability – Foreign	$7,280	$6,737
Net deferred tax liability – U.S.	72,245	33,091
Total	$79,525	$39,828

The Company continued to generate net operating losses in 2021 as a result of COVID-19 and such losses will be carried forward. As noted previously, net operating losses generated in 2020 were carried back to earlier years. Most of the state and all foreign jurisdictions in which the Company operates, however, only allow for net operating losses to be carried forward with varying expiration dates. A majority of our foreign tax credit carryforwards expire in 2023, 2026 and 2027, with the remainder expiring in 2028. Federal net operating losses have an indefinite carryforward period. Foreign net operating losses have varying carryforward periods with some being indefinite. Similarly, state net operating losses have varying carryforward periods with some being indefinite.

The Company assesses the likelihood that it will be able to recover its deferred tax assets against future sources of taxable income and reduces the carrying amounts of deferred tax assets by recording a valuation allowance, if, based on all available evidence, the Company believes it is more likely than not that all or a portion of such assets will not be realized. During the year ended December 31, 2021 the Company continued to generate significant pre-tax losses and remained in a three-year cumulative pre-tax loss. Consistent with December 31, 2020, this is heavily weighted as objectively verifiable negative evidence. As a result, the Company is unable to include future projected earnings in assessing the recoverability of its deferred tax assets.

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

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The Company’s valuation allowance changed from $203,606 as of December 31, 2020 to $264,168 as of December 31, 2021 (see Note 23). The increase relates to foreign tax credits and other deferred tax assets for which ultimate realization is uncertain. The valuation allowance associated with these deferred tax assets is primarily a result of not having sufficient income from deferred tax liability reversals in future periods to support the realization of the deferred tax assets. When the Company begins to generate taxable income at a normal level, the Company expects to reverse the valuation allowances with an offsetting increase to reported earnings.

Uncertain Tax Positions

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for the periods presented:

	Year Ended December 31,
	2019	2020	2021
Balance at January 1,	$10,561	$10,235	$46,528
Gross increases - tax positions in prior periods	1	32,417	7,656
Gross decreases - tax positions in prior periods	—	(88)	(1,611)
Gross increases - current period tax positions	202	4,010	3,465
Settlements	(522)	—	(122)
Foreign currency translation adjustments	(7)	(46)	(11)
Balance at December 31,	$10,235	$46,528	$55,905

The Company had $51,643 and $62,467 of unrecognized tax benefits, including interest and penalties, as of December 31, 2020 and 2021, respectively. Of these amounts, $51,643 and $62,467 represent the amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate for the years ended December 31, 2020 and 2021, respectively. The Company had $5,114 and $6,561 accrued for interest and penalties as of December 31, 2020 and 2021, respectively.

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

The Company is no longer subject to income tax audits from the Internal Revenue Service for years before 2018. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2017. The Company is no longer subject to non-U.S. income tax examinations by tax authorities in its major non-U.S. tax jurisdictions for years before 2006.

The Company is currently under audit in California for tax years 2017 and 2018 and is under audit in the non-U.S. tax jurisdiction of Brazil.

20.
COMMITMENTS AND CONTINGENCIES

Employment Agreements — As of December 31, 2021, the Company had employment agreements with Lee Roy Mitchell, Sean Gamble, Melissa Thomas, Valmir Fernandes and Michael Cavalier. These employment agreements are subject to automatic extensions for a one year period, unless the employment agreements are terminated. The base salaries stipulated in the employment agreements are subject to review at least annually during the term of the agreements for increase (but not decrease) by the Company’s Compensation Committee. Management personnel subject to these employment agreements are eligible to receive annual cash incentive bonuses upon the Company meeting certain performance targets established by the Compensation Committee.

Retirement Savings Plan — The Company has a 401(k) retirement savings plan (“401(k) Plan”) for the benefit of all eligible employees and makes discretionary matching contributions as determined annually in accordance with the 401(k) Plan. Employer matching contribution payments of $1,562 and $2,123 were made during the years ended

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

December 31, 2020 and 2021, respectively. A liability of approximately $3,728 was recorded as of December 31, 2021 for employer contribution payments to be made in 2022 for the remaining amounts owed for plan year 2021.

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

Cinemark Holdings, Inc., et al vs Factory Mutual Insurance Company. The Company filed suit on November 18, 2020, in the District Court, 471st Judicial District, Collin County, Texas. On December 22, 2020, the case was moved to the US District Court for the Eastern District of Texas, Sherman Division. The Company submitted a claim under its property insurance policy issued by Factory Mutual Insurance Company (the “FM Policy”) for losses sustained as a result of the closure of the Company’s theatres due to the COVID-19 pandemic. Factory Mutual Insurance Company (“FM”) denied the Company’s claim. The Company is seeking damages resulting from FM’s breach of contract, FM’s bad faith conduct and a declaration of the parties’ rights under the FM Policy. The Company cannot predict the outcome of this litigation.

Intertrust Technologies Corporation (“Intertrust”) v. Cinemark Holdings, Inc., Regal, AMC, et al. This case was filed against the Company on August 7, 2019 in the Eastern District of Texas – Marshall Division alleging patent infringement. The Company firmly maintains that the contentions of the Plaintiff are without merit. The parties have reached a settlement, announced settlement to the Court, and are in the process of memorializing the agreed-to deal terms in final definitive agreements, to be followed by a dismissals of the case with prejudice. The settlement is recorded in (gain) loss on sale of assets and other on the consolidated statement of income (loss) for the year ended December 31, 2021.

Lakeenya Neal, et al v. Cinemark Holdings, Inc., et al. This class action lawsuit was filed against the Company on December 10, 2021, in the Central District of Los Angeles County Superior Court of the State of California alleging certain violations of the Fair and Accurate Credit Transactions Act. We firmly maintain that the allegations are without merit and will vigorously defend this lawsuit. The Company cannot predict the outcome of this litigation.

21.
SEGMENTS

The Company manages its U.S. market and its international market as separate reportable operating segments, with the international segment consisting of operations in Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenues. The Company uses Adjusted EBITDA, as shown in the reconciliation table below, as the primary measure of segment profit and loss to evaluate

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

performance and allocate its resources. The Company does not report asset information by segment because that information is not used to evaluate Company performance or allocate resources between segments.

The following table is a breakdown of select financial information by reportable operating segment for the periods presented:

	Year Ended December 31,
	2019	2020	2021
Revenues
U.S.	$2,594,246	$559,184	$1,296,343
International	702,196	129,401	216,842
Eliminations	(13,343)	(2,275)	(2,721)
Total revenues	$3,283,099	$686,310	$1,510,464
Adjusted EBITDA (1)
U.S.	$615,161	$(226,981)	$84,223
International	129,884	(49,899)	(4,271)
Total Adjusted EBITDA	$745,045	$(276,880)	$79,952
Capital expenditures
U.S.	$230,561	$64,026	$78,305
International	73,066	19,904	17,237
Total capital expenditures	$303,627	$83,930	$95,542
(1)
Distributions from equity investees are reported entirely within the U.S. operating segment.

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2019	2020	2021
Net income (loss)	$193,848	$(617,948)	$(422,215)
Add (deduct):
Income taxes	79,912	(309,376)	(16,802)
Interest expense (1)	99,941	129,871	149,702
Loss on extinguishment of debt	—	—	6,527
Other (income) expense (2)	(22,441)	62,369	43,532
Distributions from DCIP (3)	23,696	10,383	—
Other cash distributions from equity investees (4)	29,670	15,047	156
Non-cash distributions from DCIP (5)	—	(12,915)	—
Depreciation and amortization	261,155	259,776	265,363
Impairment of long-lived and other assets	57,001	152,706	20,845
(Gain) loss on disposal of assets and other	12,008	(8,923)	8,025
Restructuring charges	—	20,369	(1,001)
Non-cash rent expense	(4,360)	2,357	(3,451)
Share based awards compensation expense	14,615	19,404	29,271
Adjusted EBITDA	$745,045	$(276,880)	$79,952
(1)
Includes amortization of debt issuance costs.
(2)
Includes interest income, foreign currency exchange loss, interest expense – NCM and equity in income (loss) of affiliates and excludes distributions from NCM.
(3)
See discussion of cash distributions from DCIP, which were recorded as a reduction of the Company’s investment in DCIP for the years ended December 31, 2019 and 2020, in Note 9. These distributions are reported entirely within the U.S. operating segment.
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

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Financial Information About Geographic Area

The following tables are a breakdown of select financial information by geographic area for the periods presented:

	Year Ended December 31,
	2019	2020	2021
Revenues
U.S.	$2,594,246	$559,184	$1,296,343
Brazil	302,074	59,321	73,468
Other international countries	400,122	70,080	143,374
Eliminations	(13,343)	(2,275)	(2,721)
Total	$3,283,099	$686,310	$1,510,464

	As of December 31,
	2020	2021
Theatre properties and equipment, net
U.S.	$1,392,780	$1,208,701
Brazil	72,080	56,750
Other international countries	150,202	117,395
Total	$1,615,062	$1,382,846

22.
RELATED PARTY TRANSACTIONS

The Company manages a theatre for Laredo Theatres, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is the Company’s Chairman of the Board and directly and indirectly owns approximately 9% of the Company’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $694, $146 and $399 of management fee revenue during the years ended December 31, 2019, 2020 and 2021, respectively. All such amounts are included in the Company’s consolidated financial statements with the intercompany amounts eliminated in consolidation.

Walter Hebert, Mr. Mitchell’s brother-in-law, previously served as the Executive Vice President – Purchasing of the Company and retired in July 2021. Mr. Hebert now serves as a consultant to the Company until July 2022. During the year ended December 31, 2021, the Company paid Mr. Hebert $122 for consulting services.

The Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC to use, on occasion, a private aircraft owned by Copper Beech Capital, LLC. Copper Beech Capital, LLC is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech Capital, LLC the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip. For the years ended December 31, 2019, 2020 and 2021, the aggregate amounts paid to Copper Beech Capital, LLC for the use of the aircraft was approximately $114, $12 and $23, respectively.

The Company currently leases 13 theatres from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of the Company’s directors and is an officer of the general partner of Syufy. For the years ended December 31, 2019, 2020 and 2021, the Company paid total rent of approximately $25,678, $23,810 and $23,317, respectively, to Syufy. During 2019, the Company began providing digital equipment support to drive-in theatres owned by Syufy. The Company recorded approximately $30, $0 and $55 of management fees related to these services during the years ended December 31, 2019, 2020 and 2021, respectively.

The Company has a 50% voting interest in FE Concepts, a joint venture with AWSR, an entity owned by Lee Roy Mitchell and Tandy Mitchell. FE Concepts operates a family entertainment center that offers bowling, gaming, movies and other amenities. See Note 9 for further discussion. The Company has a theatre services agreement with FE Concepts under which the Company receives service fees for providing film booking and equipment monitoring

CINEMARK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

services for the facility. The Company recorded $64, $34 and $62 of service fees during the years ended December 31, 2019, 2020 and 2021, respectively.

23.
VALUATION AND QUALIFYING ACCOUNTS

The Company’s valuation allowance for deferred tax assets for the periods presented were as follows:

Valuation Allowance for Deferred Taxes
Balance at January 1, 2019	$54,725
Additions	7,611
Deductions	(1,977)
Balance at December 31, 2019	$60,359
Additions	144,239
Deductions	(992)
Balance at December 31, 2020	$203,606
Additions	69,129
Deductions	(4,267)
Currency translation	(4,300)
Balance at December 31, 2021	$264,168

*****

SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CINEMARK HOLDINGS, INC.

PARENT COMPANY BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2020	2021
Assets
Cash and cash equivalents	$394,800	$264,663
Prepaid assets and other	8	7
Investment in subsidiaries	773,999	524,598
Total assets	$1,168,807	$789,268
Liabilities and equity
Liabilities
Accrued other current liabilities, including accounts payable to subsidiaries	$38,338	$43,951
Long-term debt	352,206	447,558
Other long-term liabilities	(9,710)	(25,145)
Total liabilities	380,834	466,364
Commitments and contingencies (see Note 6)
Equity
Common stock, $0.001 par value: 300,000,000 shares authorized, 123,627,080 shares issued and 118,576,099 shares outstanding at December 31, 2020 and 125,100,993 shares issued and 119,750,882 shares outstanding at December 31, 2021	124	125
Additional paid-in-capital	1,245,569	1,197,801
Treasury stock, 5,050,981 and 5,350,111 shares, at cost, at December 31, 2020 and December 31, 2021, respectively	(87,004)	(91,106)
Retained earnings	27,937	(389,402)
Accumulated other comprehensive loss	(398,653)	(394,514)
Total equity	787,973	322,904
Total liabilities and equity	$1,168,807	$789,268

The accompanying notes are an integral part of the condensed financial information of the registrant.

CINEMARK HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2019	2020	2021
Revenues	$—	$—	$—
Cost of operations	2,556	2,236	2,586
Operating loss	(2,556)	(2,236)	(2,586)
Interest expense	—	(14,220)	(24,133)
Other income	20	56	80
Loss before income taxes and equity in income of subsidiaries	(2,536)	(16,400)	(26,639)
Income taxes	609	5,740	5,743
Equity in income (loss) of subsidiaries, net of taxes	193,313	(606,168)	(401,887)
Net income (loss)	$191,386	$(616,828)	$(422,783)

The accompanying notes are an integral part of the condensed financial information of the registrant.

CINEMARK HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2019	2020	2021
Net income (loss)	$191,386	$(616,828)	$(422,783)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes of $2,692, $3,532 and $(741), net of settlements	(8,210)	(14,320)	18,481
Other comprehensive income (loss) in equity method investments	(142)	-	—
Foreign currency translation adjustments	(12,753)	(47,592)	(18,837)
Total other comprehensive loss, net of tax	(21,105)	(61,912)	(356)
Comprehensive income (loss) attributable to Cinemark Holdings, Inc.	$170,281	$(678,740)	$(423,139)

The accompanying notes are an integral part of the condensed financial information of the registrant.

CINEMARK HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2020	2021
Operating Activities
Net income (loss)	$191,386	$(616,828)	$(422,783)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Share based awards compensation expense	920	919	922
Amortization of debt issuance costs	—	973	3,432
Equity in (income) loss of subsidiaries	(193,313)	606,168	401,887
Changes in other assets and liabilities	4,237	19,011	10,507
Net cash provided by (used for) operating activities	3,230	10,243	(6,035)
Investing Activities
Dividends received from subsidiaries	158,450	42,000	—
Contributions to subsidiaries	—	—	(120,000)
Net cash provided by (used for) investing activities	158,450	42,000	(120,000)
Financing Activities
Dividends paid to stockholders	(159,281)	(42,311)	—
Proceeds from convertible notes issued	—	460,000	—
Payment of debt issuance costs	—	(17,122)	—
Purchase of convertible note hedges	—	(142,094)	—
Proceeds from warrants issued	—	89,424	—
Payroll taxes paid as a result of noncash stock option exercises	(2,308)	(5,437)	(4,102)
Net cash provided by (used for) financing activities	(161,589)	342,460	(4,102)
Increase (decrease) in cash and cash equivalents	91	394,703	(130,137)
Cash and cash equivalents:
Beginning of period	6	97	394,800
End of period	$97	$394,800	$264,663

The accompanying notes are an integral part of the condensed financial information of the registrant.

1.
BASIS OF PRESENTATION

Cinemark Holdings, Inc. conducts substantially all of its operations through its subsidiaries. These statements should be read in conjunction with the Company’s consolidated financial statements and notes included elsewhere in this annual report on Form 10-K. There are significant restrictions over Cinemark Holdings, Inc.’s ability to obtain funds from its subsidiaries through dividends, loans or advances as contained in Cinemark USA, Inc.’s senior secured credit facility and the indentures to each of the 5.250% Senior Notes, the 5.875% Senior Notes and the 8.750% Secured Notes (collectively referred to herein as the “Notes”). These condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of Cinemark Holdings, Inc.’s subsidiaries under each of the debt agreements previously noted exceeds 25 percent of the consolidated net assets of Cinemark Holdings, Inc. As of December 31, 2021, the restricted net assets totaled approximately $478,640 and $354,888 under the senior secured credit facility and the Notes, respectively. See Note 13 to the Company’s consolidated financial statements included elsewhere in this annual report on Form 10-K.

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
(1)
Of the dividends recorded during 2019 and 2020, $670 and $256, respectively, were related to outstanding restricted stock units and are not paid until such units vest.
3.
DIVIDENDS AND DISTRIBUTIONS WITH SUBSIDIARIES

During the years ended December 31, 2019 and 2020, Cinemark Holdings, Inc. received cash dividends of $158,450 and $42,000, respectively, from its subsidiary, Cinemark USA, Inc. During the year ended December 31, 2021, Cinemark Holdings, Inc. paid a distribution of $120,000 to its subsidiary, Cinemark USA, Inc.

4.
LONG-TERM DEBT

On August 21, 2020, Cinemark Holdings, Inc. issued $460,000 aggregate principal amount of 4.500% Convertible Senior Notes, which will mature on August 15, 2025. Additionally, certain of Cinemark Holdings, Inc.’s subsidiaries have direct outstanding debt obligations. For a discussion of the debt obligations of Cinemark Holdings, Inc.’ and its subsidiaries, see Note 13 to the Company’s consolidated financial statements included elsewhere in this annual report on Form 10-K.

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