Form 10-Q
period 2022-03-31
Cinemark Holdings, Inc.
filed 2022-05-06
CIK 1385280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 29, 2022, 120,449,483 shares of common stock were issued and outstanding.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

Cautionary Statement Regarding Forward-Looking Statements

Certain matters within this Quarterly Report on Form 10Q include “forward–looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. The “forward-looking statements” may include our current expectations, assumptions, estimates and projections about our business and our industry. They may include statements relating to:

•
future revenues, expenses and profitability;
•
currency exchange rate and inflationary impacts;
•
the future development and expected growth of our business;
•
projected capital expenditures;
•
access to capital resources;
•
attendance at movies generally or in any of the markets in which we operate;
•
the number or diversity of popular movies releases, the length of exclusive theatrical release windows and our ability to successfully license and exhibit popular films;
•
national and international growth in our industry;
•
competition from other exhibitors, alternative forms of entertainment and content delivery via streaming and other formats;
•
determinations in lawsuits in which we are a party; and
•
the impact of the COVID-19 pandemic on us and the motion picture exhibition industry.

Forward-looking statements can be identified by the use of words such as “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. These statements are neither historical facts nor guarantees of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions and are, therefore, subject to risks, inherent uncertainties and other factors, some of which are beyond our control and difficult to predict, including, among others, the impacts of the COVID-19 pandemic. Such risks and uncertainties could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. For a description of the risk factors, please review the “Risk Factors” section or other sections of, or incorporated by reference to, Cinemark Holdings, Inc.'s Annual Report on Form 10-K filed February 25, 2022. All forward-looking statements are expressly qualified in their entirety by such risk factors. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless the context otherwise requires, all references to “we,” “our,” “us,” “the issuer”, “the Company” or “Cinemark” relate to Cinemark Holdings, Inc. and its consolidated subsidiaries. All references to Latin America are to Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data, unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$568.6	$707.3
Inventories	16.8	15.5
Accounts receivable	52.9	68.8
Current income tax receivable	46.5	46.6
Prepaid expenses and other	35.0	36.2
Total current assets	719.8	874.4
Theatre properties and equipment	3,415.8	3,368.8
Less: accumulated depreciation and amortization	2,066.8	1,985.9
Theatre properties and equipment, net	1,349.0	1,382.9
Operating lease right-of-use assets, net	1,201.6	1,230.8
Other assets
Goodwill	1,256.9	1,248.8
Intangible assets, net	310.8	310.8
Investment in NCM	131.9	135.4
Investments in affiliates	25.8	25.2
Deferred charges and other assets, net	28.5	22.3
Total other assets	1,753.9	1,742.5
Total assets	$5,024.3	$5,230.6

Liabilities and equity
Current liabilities
Current portion of long-term debt	$27.2	$24.3
Current portion of operating lease obligations	219.4	217.1
Current portion of finance lease obligations	14.7	14.6
Accounts payable and accrued expenses	384.3	513.1
Total current liabilities	645.6	769.1
Long-term liabilities
Long-term debt, less current portion	2,476.6	2,476.3
Operating lease obligations, less current portion	1,044.1	1,078.3
Finance lease obligations, less current portion	98.8	102.6
Long-term deferred tax liability	39.0	39.8
Long-term liability for uncertain tax positions	46.4	45.9
NCM screen advertising advances	343.8	346.0
Other long-term liabilities	30.6	38.1
Total long-term liabilities	4,079.3	4,127.0
Equity
Cinemark Holdings, Inc.'s stockholders' equity:
Common stock, $0.001 par value: 300.0 shares authorized, 125.94 shares issued and 120.47 shares outstanding at March 31, 2022 and 125.10 shares issued and 119.75 shares outstanding at December 31, 2021	0.1	0.1
Additional paid-in-capital	1,202.9	1,197.8
Treasury stock, 5.47 and 5.35 shares, at cost, at March 31, 2022 and December 31, 2021, respectively	(92.7)	(91.1)
Retained earnings (deficit)	(463.4)	(389.4)
Accumulated other comprehensive loss	(360.6)	(394.5)
Total Cinemark Holdings, Inc.'s stockholders' equity	286.3	322.9
Noncontrolling interests	13.1	11.6
Total equity	299.4	334.5
Total liabilities and equity	$5,024.3	$5,230.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(in millions, except per share data, unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
Admissions	$235.8	$56.1
Concession	173.0	39.5
Other	51.7	18.8
Total revenues	460.5	114.4
Cost of operations
Film rentals and advertising	127.6	23.2
Concession supplies	30.0	7.2
Salaries and wages	79.8	31.2
Facility lease expense	73.7	64.8
Utilities and other	86.9	49.1
General and administrative expenses	40.7	35.9
Depreciation and amortization	61.7	68.2
Restructuring costs	—	(0.2)
(Gain) loss on disposal of assets and other	(6.9)	4.5
Total cost of operations	493.5	283.9
Operating loss	(33.0)	(169.5)
Other income (expense)
Interest expense	(38.1)	(36.6)
Interest income	1.6	0.6
Loss on extinguishment of debt	—	(2.6)
Foreign currency exchange gain (loss)	3.2	(3.0)
Distributions from NCM	—	0.1
Interest expense - NCM	(5.8)	(5.8)
Equity in loss of affiliates	(2.2)	(6.8)
Total other expense	(41.3)	(54.1)
Loss before income taxes	(74.3)	(223.6)
Income tax benefit	(1.8)	(14.7)
Net loss	$(72.5)	$(208.9)
Less: Net income (loss) attributable to noncontrolling interests	1.5	(0.6)
Net loss attributable to Cinemark Holdings, Inc.	$(74.0)	$(208.3)

Weighted average shares outstanding
Basic	117.9	117.2
Diluted	117.9	117.2
Loss per share attributable to Cinemark Holdings, Inc.'s common stockholders
Basic	$(0.62)	$(1.75)
Diluted	$(0.62)	$(1.75)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions, unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(72.5)	$(208.9)
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	18.4	5.7
Foreign currency translation adjustments	14.4	(9.5)
Total other comprehensive income (loss), net of tax	$32.8	$(3.8)
Total comprehensive loss, net of tax	(39.7)	(212.7)
Comprehensive (income) loss attributable to noncontrolling interests	(1.5)	0.6
Comprehensive loss attributable to Cinemark Holdings, Inc.	$(41.2)	$(212.1)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(72.5)	$(208.9)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation	61.1	67.5
Amortization of intangible and other assets	0.6	0.7
Amortization of debt issue costs	2.7	2.6
Interest accrued on NCM screen advertising advances	5.8	5.8
Amortization of NCM screen advertising advances and other deferred revenues	(8.2)	(7.9)
Amortization of accumulated losses for amended swap agreements	1.1	1.1
Share based awards compensation expense	5.1	4.7
(Gain) loss on disposal of assets and other	(6.9)	4.5
Loss on extinguishment of debt	—	2.6
Non-cash rent expense	(2.3)	0.1
Equity in loss of affiliates	2.2	6.8
Deferred income tax benefit	(3.2)	(18.1)
Distributions from equity investees	0.6	0.2
Changes in assets and liabilities and other	(104.9)	14.2
Net cash used for operating activities	(118.8)	(124.1)

Investing activities
Additions to theatre properties and equipment	(18.7)	(17.7)
Proceeds from sale of theatre properties and equipment and other	10.6	—
Net cash used for investing activities	(8.1)	(17.7)

Financing activities
Restricted stock withholdings for payroll taxes	(1.6)	—
Proceeds from issuance of senior notes	—	405.0
Proceeds from other borrowings	—	9.0
Redemption of senior notes	—	(400.0)
Repayments of long-term debt	(3.4)	(2.0)
Payment of debt issue costs	—	(6.0)
Fees paid related to debt refinancing	—	(1.5)
Payments on finance leases	(3.6)	(3.7)
Net cash provided by (used for) financing activities	(8.6)	0.8

Effect of exchange rate changes on cash and cash equivalents	(3.2)	(1.6)

Decrease in cash and cash equivalents	(138.7)	(142.6)

Cash and cash equivalents:
Beginning of period	707.3	655.3
End of period	$568.6	$512.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

1.
The Company and Basis of Presentation

The Company and its subsidiaries operate in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay.

The accompanying condensed consolidated balance sheet as of December 31, 2021, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. Majority-owned subsidiaries of which the Company has control are consolidated while those affiliates of which the Company owns between 20% and 50% and does not control are accounted for under the equity method. Those affiliates of which the Company owns less than 20% are generally accounted for under the cost method, unless the Company is deemed to have the ability to exercise significant influence over the affiliate, in which case the Company would account for its investment under the equity method. The results of these subsidiaries and affiliates are included in the condensed consolidated financial statements effective with their formation or from their dates of acquisition. Intercompany balances and transactions are eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2021, included in the Annual Report on Form 10-K filed February 25, 2022 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results to be achieved for the full year.

Amounts included in the condensed consolidated financial statements of this Quarterly Report on Form 10-Q are rounded in millions. The amounts reported in the consolidated financial statements, and the notes thereto, of the Annual Report on Form 10-K for the year ended December 31, 2021 filed February 25, 2022 are rounded in thousands.

2.
Impact of the COVID-19 Pandemic

The COVID-19 pandemic has had an unprecedented impact on the world and the movie exhibition industry with widespread social and economic effects. The Company temporarily closed its theatres in the U.S. and Latin America during March of 2020 at the onset of the COVID-19 outbreak. During that time, the Company implemented various cash preservation strategies, including, but not limited to, temporary personnel and salary reductions, halting non-essential operating and capital expenditures, negotiating modified timing and/or abatement of contractual payments with landlords and other major suppliers, and the suspension of its quarterly dividend.

Throughout 2020 and 2021 the Company reopened theatres as local restrictions and the status of the COVID-19 pandemic would allow. All of the Company's domestic and international theatres were reopened by the end of the fourth quarter of 2021. The industry’s recovery from the COVID-19 pandemic is still underway and is contingent upon the volume of new film content available, as well as the box office performance of new film content released, consumer sentiment in returning to move theaters and government restrictions. The industry is also adjusting to the evolution of the exclusive theatrical window, competition from streaming platforms, supply chain constraints, inflationary impacts and other economic factors.

Restructuring Charges

During June 2020, Company management approved and announced a restructuring plan to realign its operations to create a more efficient cost structure (referred to herein as the “Restructuring Plan”) in response to the COVID-19 pandemic. The Restructuring Plan primarily included a headcount reduction at its domestic corporate office and the permanent closure of certain domestic and international theatres. The Company paid approximately $0.5 related to previously accrued restructuring costs during the three months ended March 31, 2022. The remaining accrued restructuring costs of $1.0, which are primarily related to facility closure costs, are reflected in accounts payable and accrued expenses on the condensed consolidated balance sheet as of March 31, 2022.

3.
New Accounting Pronouncements

Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU 2020-04”) and ASU 2021-01, Reference Rate Reform (Topic 848): Scope, (“ASU 2021-01”). The purpose of ASU 2020-04 is to provide optional guidance for a limited period of time to ease the potential burden in accounting for

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(or recognizing the effects of) reference rate reform on financial reporting. More specifically, the amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2021-01 clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in ASU 2020-04 and ASU 2021-01 are effective as of March 12, 2020 through December 31, 2022. The Company does not expect ASU 2020-04 and ASU 2021-01 to have a material impact on its condensed consolidated financial statements.

ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, (“ASU 2021-10”). The purpose of ASU 2021-10 is to provide annual disclosure guidance about transactions with a government for which the entity is applying a grant or contribution accounting model by analogy. More specifically, the amendments in ASU 2021-10 require disclosure of a) the nature of the transactions and the related accounting policy used to account for the transactions, b) the line items on the balance sheet and income statement, including the amounts applicable to each line item, that are affected by the transactions and c) significant terms and conditions of the transactions, including commitments and contingencies. The amendments in ASU 2021-10 are effective for annual periods beginning after December 15, 2021. The amendments in ASU 2021-10 should be applied either a) prospectively to all transactions at the date of initial application and new transactions that are entered into after the date of initial application or b) retrospectively to those transactions. The Company will provide the disclosures required by ASU 2021-10 in its Form 10-K for the year ended December 31, 2022.

4.
Lease Accounting

Lease Deferrals and Abatements

Upon the temporary closure of theatres in March 2020, the Company began negotiating the deferral of rent and other lease-related payments with its landlords while theatres remained closed. These discussions and negotiations have remained ongoing as the Company continues to be impacted by the COVID-19 pandemic. These negotiations resulted in amendments to the leases that involve varying concessions, including the abatement of rent payments during closure, deferral of all or a portion of rent payments to later periods and deferrals of rent payments combined with an early exercise of an existing renewal option or extension of the lease term. Total remaining deferred payments as of March 31, 2022 and December 31, 2021 were $22.1 and $31.9, respectively, and are included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

The following table represents the Company’s aggregate lease costs, by lease classification, for the periods presented.

		Three Months Ended
		March 31,
Lease Cost	Classification	2022	2021
Operating lease costs
Equipment (1)	Utilities and other	$0.6	$0.4
Real Estate (2)(3)	Facility lease expense	75.0	63.8
Total operating lease costs		$75.6	$64.2

Finance lease costs
Amortization of leased assets	Depreciation and amortization	$3.1	$3.2
Interest on lease liabilities	Interest expense	1.4	1.6
Total finance lease costs		$4.5	$4.8
(1)
Includes approximately $0.5 and $0.3 of short-term lease payments for the three months ended March 31, 2022 and 2021, respectively.
(2)
Includes approximately $5.9 and $(2.3) of variable lease payments based on a change in index, such as CPI or inflation, variable payments based on revenues or attendance and variable common area maintenance costs for the three months ended March 31, 2022 and 2021, respectively. The credit amount for the three months ended March 31, 2022 is due to the abatement of certain lease payments as discussed at Lease Deferrals and Abatements above.
(3)
Approximately $0.3 and $0.4 of lease payments are included in general and administrative expenses primarily related to office leases for the three months ended March 31, 2022 and 2021, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The following table represents the minimum cash lease payments included in the measurement of lease liabilities and the non-cash addition of lease right-of-use assets for the periods presented.

	Three Months Ended
	March 31,
Other Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Cash outflows for operating leases	$69.3	$66.2
Cash outflows for finance leases - operating activities	$1.4	$1.6
Cash outflows for finance leases - financing activities	$3.6	$3.7
Non-cash amount of right-of-use assets obtained in exchange for:
Operating lease liability additions, net of write-offs	$11.8	$24.9

As of March 31, 2022, the Company had signed lease agreements with total noncancelable lease payments of approximately $90.8 related to theatre leases that had not yet commenced. The timing of lease commencement is dependent on the completion of construction of the related theatre facility. Additionally, these amounts are based on estimated square footage and costs to construct each facility and may be subject to adjustment upon final completion of each construction project. In accordance with ASC Topic 842, fixed minimum lease payments related to these theatres are not included in the right-of-use assets and lease liabilities as of March 31, 2022.

5.
Revenue Recognition

The Company’s patrons have the option to purchase movie tickets well in advance of a movie showtime or right before the movie showtime, or at any point in between those two timeframes depending on seat availability. The Company recognizes such admissions revenue when the showtime for a purchased movie ticket has passed. Concession revenue is recognized when products are sold to the consumer. Other revenues primarily consist of screen advertising and screen rental revenues, promotional income, studio trailer placements and transactional fees. Except for National CineMedia, LLC. ("NCM") screen advertising advances discussed below in Note 9, these revenues are generally recognized when the Company has performed the related services. The Company sells gift cards and discount ticket vouchers, the proceeds from which are recorded as deferred revenue. Deferred revenue for gift cards and discount ticket vouchers is recognized when they are redeemed for concession items or, if redeemed for movie tickets, when the showtime has passed. The Company generally records breakage revenue on gift cards and discount ticket vouchers based on redemption activity and historical experience with unused balances. The Company offers a subscription program in the U.S. whereby patrons can pay a monthly or annual fee to receive a monthly credit for use towards a future movie ticket purchase. The Company records the subscription program fees as deferred revenue and records admissions revenue when the showtime for a movie ticket purchased with a credit has passed. The Company has loyalty programs in the U.S. and many of its international locations that either have a prepaid annual fee or award points to customers as purchases are made. For those loyalty programs that have a prepaid annual fee, the Company recognizes the fee collected as other revenue on a straight-line basis. For those loyalty programs that award points to customers based on their purchases, the Company records a portion of the original transaction proceeds as deferred revenue based on the number of reward points issued to customers and recognizes the deferred revenue when the customer redeems such points. The value of loyalty points issued is based on the estimated fair value of the rewards offered. The Company records breakage revenue on its loyalty and subscription programs generally upon the expiration of loyalty points or subscription credits. Advances collected on other contracts are deferred and recognized during the period in which the Company satisfies the related performance obligations, which may differ from the period in which the advances are collected.

Accounts receivable as of March 31, 2022 and December 31, 2021 included approximately $22.6 and $23.5 respectively, of receivables related to contracts with customers. The Company did not record any assets related to the costs to obtain or fulfill a contract with customers during the three months ended March 31, 2022.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Disaggregation of Revenue

The following tables represent revenues, disaggregated based on major type of good or service and by reportable operating segment, for the periods presented.

	Three Months Ended
	March 31, 2022
	U.S.	International
	Operating	Operating
	Segment (1)	Segment	Consolidated
Admissions revenues	$191.8	$44.0	$235.8
Concession revenues	141.1	31.9	173.0
Screen advertising, screen rental and promotional revenues (2)	18.7	8.1	26.8
Other revenues	20.4	4.5	24.9
Total revenues	$372.0	$88.5	$460.5

	Three Months Ended
	March 31, 2021
	U.S.	International
	Operating	Operating
	Segment (1)	Segment	Consolidated
Admissions revenues	$48.5	$7.6	$56.1
Concession revenues	33.0	6.5	39.5
Screen advertising, screen rental and promotional revenues (2)	11.2	2.2	13.4
Other revenues	4.4	1.0	5.4
Total revenues	$97.1	$17.3	$114.4
(1)
U.S. segment revenues exclude intercompany transactions with the international operating segment. See Note 17 for additional information on intercompany eliminations.
(2)
Amount includes amortization of NCM screen advertising advances. See Deferred Revenues below.

The following tables represent revenues, disaggregated based on timing of recognition and by reportable operating segment, for the periods presented.

	Three Months Ended
	March 31, 2022
	U.S.	International
	Operating	Operating
	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$348.3	$78.6	$426.9
Goods and services transferred over time (2)	23.7	9.9	33.6
Total	$372.0	$88.5	$460.5

	Three Months Ended
	March 31, 2021
	U.S.	International
	Operating	Operating
	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$80.5	$14.3	$94.8
Goods and services transferred over time (2)	16.6	3.0	19.6
Total	$97.1	$17.3	$114.4
(1)
U.S. segment revenues exclude intercompany transactions with the international operating segment. See Note 17 for additional information on intercompany eliminations.
(2)
Amount includes amortization of NCM screen advertising advances. See Deferred Revenues below.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Screen Advertising Advances and Other Deferred Revenues

The following table presents changes in the Company’s NCM screen advertising advances and other deferred revenues for the three months ended March 31, 2022.

	NCM screen advertising advances (1)	Other Deferred Revenues (2)
Balance at January 1, 2022	$346.0	$160.3
Amounts recognized as accounts receivable	—	0.5
Cash received from customers in advance	—	49.6
Interest accrued related to significant financing component	5.8	—
Revenue recognized during period	(8.0)	(40.2)
Foreign currency translation adjustments	—	1.5
Balance at March 31, 2022	$343.8	$171.7
(1)
See Note 9 for the maturity of NCM screen advertising advances as of March 31, 2022.
(2)
Includes liabilities associated with outstanding gift cards and discount ticket vouchers, points or rebates outstanding under the Company’s loyalty and membership programs and revenues collected but not yet earned for screen advertising, screen rental and other promotional activities. Amounts are classified as accounts payable and accrued expenses or other long-term liabilities on the condensed consolidated balance sheet.

The table below summarizes the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of March 31, 2022 and when the Company expects to recognize this revenue.

	Twelve Months Ended March 31,
Remaining Performance Obligations	2023	2024	Thereafter	Total
Other deferred revenues	$152.1	$19.6	$—	$171.7

6.
Earnings Per Share

The following table presents computations of basic and diluted loss per share:

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net loss attributable to Cinemark Holdings, Inc.	$(74.0)	$(208.3)
Loss allocated to participating share-based awards (1)	1.2	3.1
Net loss attributable to common stockholders	$(72.8)	$(205.2)

Denominator:
Basic weighted average shares outstanding	117.9	117.2
Common equivalent shares for restricted stock units (2)	—	—
Common equivalent shares for convertible notes and warrants (3)	—	—
Diluted weighted average shares outstanding	117.9	117.2

Basic loss per share attributable to common stockholders	$(0.62)	$(1.75)
Diluted loss per share attributable to common stockholders	$(0.62)	$(1.75)
(1)
For the three months ended March 31, 2022 and 2021, a weighted average of approximately 1.9 shares and 1.8 shares of restricted stock, respectively, were considered participating securities.
(2)
For the three months ended March 31, 2022 and 2021, approximately 0.1 and 0.1, respectively, common equivalent shares for restricted stock units were excluded because they were anti-dilutive.
(3)
For the three months ended March 31, 2022 and 2021, diluted loss per share excludes the conversion of the 4.50% Convertible Senior Notes into 32.0 shares of common stock, as well as outstanding warrants, as they would be anti-dilutive. See further discussion below.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

calculated using the weighted average number of shares of common stock plus the potentially dilutive effect of common equivalent shares outstanding determined under both the two-class method and the treasury stock method.

If the 4.50% Convertible Senior Notes are considered dilutive in future periods, the impact on diluted loss per share is calculated under the if-converted method, which assumes conversion of the notes at the beginning of the period. The if-converted value of the 4.50% Convertible Senior Notes exceeded the aggregate outstanding principal value of the notes by $69.5. The closing price of the Company's common stock did not exceed the strike price of $18.65 per share (130% of the initial exercise price of $14.35 per share) during at least 20 of the last 30 trading days of the three months ended March 31, 2022 and, therefore, the 4.50% Convertible Senior Notes are not convertible during the second quarter of 2022.

The Company entered into hedge transactions with, and sold warrants to, counterparties in connection with the issuance of the 4.50% Convertible Senior Notes. The hedge transactions are generally expected to reduce the potential dilution of any conversion of the 4.50% Convertible Senior Notes and/or offset any cash payments the Company could be required to make in excess of the principal amount of converted 4.50% Convertible Senior Notes, as the case may be. The warrants could have a dilutive effect on earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeds the strike price (initially $22.08 per share).

7.
Long Term Debt

Long-term debt consisted of the following for the periods presented:

	March 31,	December 31,
	2022	2021
Cinemark Holdings, Inc. 4.500% convertible senior notes due 2025	$460.0	$460.0
Cinemark USA, Inc. term loan due 2025	631.5	633.1
Cinemark USA, Inc. 8.750% senior secured notes due 2025	250.0	250.0
Cinemark USA, Inc. 5.875% senior notes due 2026	405.0	405.0
Cinemark USA, Inc. 5.250% senior notes due 2028	765.0	765.0
Other	32.4	30.2
Total carrying value of long-term debt	$2,543.9	$2,543.3
Less: Current portion	27.2	24.3
Less: Debt issuance costs, net of accumulated amortization	40.1	42.7
Long-term debt, less current portion, net of unamortized debt issuance costs	$2,476.6	$2,476.3

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a $700.0 term loan and a $100.0 revolving credit line (the “Credit Agreement”). As of March 31, 2022, there was $631.5 outstanding under the term loan and no borrowings were outstanding under the revolving credit line. As of March 31, 2022, $100.0 was available for borrowing under the revolving credit line. Quarterly principal payments of $1.6 are due on the term loan through December 31, 2024, with a final principal payment of $613.4 due on March 29, 2025. The revolving credit line matures on November 28, 2024. The average interest rate applicable to outstanding term loan borrowings under the Credit Agreement as of March 31, 2022 was approximately 3.4% per annum, after giving effect to the interest rate swap agreements discussed below.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Interest Rate Swap Agreements

Below is a summary of the Company’s interest rate swap agreements, which are designated as cash flow hedges, as of March 31, 2022:

					Estimated
					Fair Value at
Notional					March 31,
Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	2022 (1)
$137.5	December 31, 2018	2.12%	1-Month LIBOR	December 31, 2024	$1.3
$175.0	December 31, 2018	2.12%	1-Month LIBOR	December 31, 2024	1.6
$137.5	December 31, 2018	2.19%	1-Month LIBOR	December 31, 2024	1.0
				Total	$3.9
(1)
Approximately $(1.7) of the total is included in accounts payable and accrued expenses and $5.6 is included in deferred charges and other assets, net on the condensed consolidated balance sheet as of March 31, 2022.

Effective March 31, 2020, the Company amended and extended its three then existing interest rate swap agreements and entered into a fourth interest rate swap agreement, all of which are used to hedge a portion of the interest rate risk associated with the variable interest rates on the Company’s term loan debt and qualify for cash flow hedge accounting. Upon amending the interest rate swap agreements effective March 31, 2020, the Company determined that the interest payments hedged with the agreements are still probable to occur, therefore the loss that accumulated on the swaps prior to the amendments of $29.4 is being amortized to interest expense through December 31, 2022, the original maturity dates of the swaps. Approximately $1.1 was recorded in interest expense in the condensed consolidated income statement for the three months ended March 31, 2022 and the three months ended March 31, 2021.

The fair values of the interest rate swaps are recorded on the Company’s condensed consolidated balance sheets as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive loss. The changes in fair value are reclassified from accumulated other comprehensive loss into earnings in the same period that the hedged items affect earnings. The valuation technique used to determine fair value is the income approach and, under this approach, the Company uses projected future interest rates as provided by counterparties to the interest rate swap agreements and the fixed rates that the Company is obligated to pay under the agreement. Therefore, the Company’s measurements use significant unobservable inputs, which fall in Level 2 of the U.S. GAAP hierarchy as defined by FASB ASC Topic 820-10-35. The Company is assessing the impact of reference rate reform, as well as the impact of ASU 2020-04 and ASU 2021-01, on the Company's interest rate swaps. See further discussion at Note 3.

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by ASC 820, Fair Value Measurement (“ASC Topic 820”). The table below presents the carrying value and fair value of the Company's long-term debt as of the periods presented:

	As of
	March 31, 2022	December 31, 2021
Carrying value (1)	$2,543.9	$2,543.3
Fair value (2)	$2,678.3	$2,749.8
(1)
The carrying value excludes unamortized debt issuance costs.
(2)
Includes the fair value of the 4.500% convertible senior notes of $684.5 and $691.9 as of March 31, 2022 and December 31, 2021, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

8.
Equity

Below is a summary of changes in stockholders’ equity attributable to Cinemark Holdings, Inc., noncontrolling interests and total equity for the three months ended March 31, 2022 and 2021:

	Common Stock	Treasury Stock	Additional Paid-In-Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Cinemark Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2022	$0.1	$(91.1)	$1,197.8	$(389.4)	$(394.5)	$322.9	$11.6	$334.5
Issuance of share based awards and share based awards compensation expense	—	—	5.1	—	—	5.1	—	5.1
Stock withholdings related to share based awards that vested during the three months ended March 31, 2022	—	(1.6)	—	—	—	(1.6)	—	(1.6)
Net loss	—	—	—	(74.0)	—	(74.0)	1.5	(72.5)
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	—	—	—	—	18.4	18.4	—	18.4
Amortization of accumulated losses for amended swap agreements	—	—	—	—	1.1	1.1	—	1.1
Foreign currency translation adjustments	—	—	—	—	14.4	14.4	—	14.4
Balance at March 31, 2022	$0.1	$(92.7)	$1,202.9	$(463.4)	$(360.6)	$286.3	$13.1	$299.4

	Common Stock	Treasury Stock	Additional Paid-In-Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Cinemark Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2021	$0.1	$(87.0)	$1,245.6	$27.9	$(398.7)	$787.9	$11.0	$798.9
Impact of adoption of ASU 2020-06, net of deferred taxes of $23.8	—	—	(73.6)	5.4	—	(68.2)	—	(68.2)
Issuance of share based awards and share based awards compensation expense	—	—	4.7	—	—	4.7	—	4.7
Net loss	—	—	—	(208.3)	—	(208.3)	(0.6)	(208.9)
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	—	—	—	—	5.7	5.7	—	5.7
Amortization of accumulated losses for amended swap agreements	—	—	—	—	1.1	1.1	—	1.1
Foreign currency translation adjustments	—	—	—	—	(9.5)	(9.5)	—	(9.5)
Balance at March 31, 2021	$0.1	$(87.0)	$1,176.7	$(175.0)	$(401.4)	$513.4	$10.4	$523.8

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

9.
Investment in National CineMedia LLC

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

	Investment in NCM	NCM Screen Advertising Advances	Equity in Loss	Other Revenue	Interest Expense - NCM	Cash Received (2)
Balance as of January 1, 2022	$135.4	$(346.0)
Screen rental revenues earned under ESA (1)	—	—	$—	$(4.2)	$—	$4.2
Interest accrued related to significant financing component	—	(5.8)	—	—	5.8	—
Equity in loss	(3.5)	—	3.5	—	—	—
Amortization of screen advertising advances	—	8.0	—	(8.0)	—	—
Balance as of and for the three months ended March 31, 2022	$131.9	$(343.8)	$3.5	$(12.2)	$5.8	$4.2
(1)
Amounts include the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $1.5.
(2)
The Company had a receivable from NCM of $6.2 as of March 31, 2022.

Investment in National CineMedia

NCM operates a digital in-theatre network in the U.S. for providing cinema advertising. The Company entered into an Exhibitor Services Agreement with NCM (“ESA”), pursuant to which NCM primarily provides advertising to our theatres. See Note 8 to the Company's Annual Report on Form 10-K filed February 25, 2022 for additional discussion of the Company's investment in NCM as well as the accounting for its original NCM membership units and subsequent common unit adjustments.

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

As of March 31, 2022, the Company owned a total of 43.2 common units of NCM representing an ownership interest of approximately 26%. Each of the Company’s common units in NCM is convertible into one share of National Cinemedia, Inc. ("NCM, Inc.") common stock. As of March 31, 2022, the estimated fair value of the Company’s investment in NCM was approximately $109.6 based on NCM, Inc.’s stock price as of March 31, 2022 of $2.54 per share (Level 1 input as defined in FASB ASC Topic 820). The estimated fair value was below the Company’s carrying value of $131.9. The Company believes the recent decline in NCMI’s stock price is a result of the continued impacts of the COVID-19 pandemic along with the market’s reaction to inflation and interest rate developments as well as global events. The Company continues to recover from the impacts of the COVID-19 pandemic, and the Company believes NCM will continue to recover as well, as new film content continues to be released on a consistent basis. Additionally, NCM, Inc.’s stock price was only below the Company's carrying value of NCM for less than two consecutive months as of March 31, 2022.

During March 2022, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, the Company will receive an additional 0.5 common units of NCM during the second quarter of 2022. The Company will record the additional common units received in April 2022 at their estimated fair value with a corresponding adjustment to NCM screen advertising advances.

Exhibitor Services Agreement

As discussed above, the Company’s domestic theatres are part of the in-theatre digital network operated by NCM, the terms of which are defined in the ESA. NCM provides advertising to its theatres through its branded “Noovie” pre-show entertainment program and also handles lobby promotions and displays for our theatres. The Company receives a monthly theatre access fee for participation in the NCM network and also earns screen advertising or screen rental revenue on a per patron basis. See Note 8 to the Company's Annual Report on Form 10-K filed February 25, 2022 for further discussion of the accounting for revenues earned under the ESA as well as the accounting related to NCM screen advertising advances.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The deferred NCM screen advertising advances are recorded on a straight-line basis over the term of the amended ESA through February 2041. The table below summarizes when the Company expects to recognize these revenues:

	Twelve Months Ended March 31,
Remaining Maturity	2023	2024	2025	2026	2027	Thereafter	Total
NCM screen advertising advances (1)	$9.3	$9.9	$10.6	$11.3	$12.1	$290.6	$343.8
(1)
Amounts are net of the estimated interest to be accrued for the periods presented. See discussion of significant financing component below.

Significant Financing Component

As discussed in Note 8 to the Company's Annual Report on Form 10-K filed February 25, 2022, the Company's ESA with NCM includes an implied significant financing component, as per the guidance in ASC Topic 606. As a result of the significant financing component, the Company recognized incremental screen rental revenue and interest expense of $8.0 and $5.8, respectively, during the three months ended March 31, 2022 and incremental screen rental revenue and interest expense of $7.9 and $5.8, respectively, during the three months ended March 31, 2021. The interest expense was calculated using the Company’s incremental borrowing rates at the time when the cash was received from the NCM, Inc. IPO and each tranche of common units was received from NCM, which ranged from 4.4% to 8.3%.

NCM Financial Information

Below is summary financial information for NCM for the periods indicated:

	Three Months Ended	Three Months ended
	March 31, 2022	April 1, 2021
Gross revenues	$35.9	$5.4
Operating loss	$(22.5)	$(28.3)
Net loss	$(39.5)	$(43.5)

	As of	As of
	March 31, 2022	December 30, 2021
Current assets	$125.9	$115.4
Noncurrent assets	$656.8	$658.0
Current liabilities	$56.7	$67.2
Noncurrent liabilities	$1,163.1	$1,114.7
Members equity	$(437.1)	$(408.5)

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

10.
Other Investments

Digital Cinema Implementation Partners LLC (“DCIP”)

On February 12, 2007, the Company, AMC and Regal (the “Exhibitors”) entered into a joint venture known as DCIP to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. As of March 31, 2022, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. DCIP also entered into long-term Digital Cinema Deployment Agreements (“DCDAs”) with six major motion picture studios pursuant to which Kasima LLC, one of DCIP’s subsidiaries, received a virtual print fee ("VPF") each time the studio booked a film or certain other content on the leased digital projection systems. Other content distributors entered into similar DCDAs that provided for the payment of VPFs for bookings of the distributor's content on a leased digital projection system. The DCDAs expired in October 2021. Pursuant to the operating agreement between the Exhibitors and DCIP, DCIP began to distribute excess cash generated from their operations to the Exhibitors during 2019. As the DCDAs have expired and the MELA between the Company and Kasima has been terminated, as discussed below, DCIP and its subsidiaries no longer have regular operations, and final distributions are expected to be made to the Company during 2022.

Effective November 1, 2020, the Company amended the master equipment lease agreement (“MELA”) with Kasima LLC, which is an indirect subsidiary of DCIP, resulting in the termination of the MELA. Upon termination of the MELA, the Company received a distribution of the digital projection equipment that it previously leased. As the fair value of the distributed projectors was greater than the Company’s investment in DCIP at the time of the distribution, the investment in DCIP was reduced to zero at the time of the distribution. The Company does not recognize undistributed equity in the earnings or loss of its investment in DCIP until such time that future net earnings, less distributions received, surpass the amount of the excess distribution. The investment in DCIP on the condensed consolidated balance sheets as of December 31, 2021 and March 31, 2022 was $0.

Below is summary financial information for DCIP for the periods indicated:

	Three Months Ended
	March 31, 2022	March 31, 2021
Gross revenues	$0.5	$5.6
Operating income (loss)	$(0.5)	$4.0
Net income (loss)	$(0.6)	$3.9

	As of
	March 31, 2022	December 31, 2021
Current assets	$22.1	$22.9
Current liabilities	$11.4	$11.6
Members' equity	$10.7	$11.3

Other Investment Activity

Below is a summary of activity for each of the Company’s other investees and corresponding changes to the Company's investment balances during the three months ended March 31, 2022:

	AC JV, LLC	DCDC	FE Concepts	Other	Total
Balance at January 1, 2022	$3.7	$1.8	$19.3	$0.4	$25.2
Cash distributions received	(0.6)	—	—	—	(0.6)
Equity income	1.0	0.1	0.2	—	1.3
Other	—	—	—	(0.1)	(0.1)
Balance at March 31, 2022	$4.1	$1.9	$19.5	$0.3	$25.8

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Transactions with Other Investees

Below is a summary of transactions with each of the Company’s other investees for the three months ended March 31, 2022 and 2021:

		Three Months Ended
Investee	Transactions	March 31, 2022	March 31, 2021
DCIP	Equipment lease payments (1)	$—	$1.0
DCIP	Warranty reimbursements (2)	$—	$(0.3)
AC JV, LLC	Event fees paid (3)	$1.8	$0.2
DCDC	Content delivery fees paid (3)	$0.2	$0.1
(1)
As a result of the MELA amendment noted above, the Company recorded a lease termination liability during 2020. Lease termination payments of $1.0 made to DCIP during the three months ended March 31, 2021 reduced the liability outstanding, which was fully paid by October 2021.
(2)
Included in utilities and other costs on the condensed consolidated statements of loss.
(3)
Included in film rentals and advertising costs on the condensed consolidated statements of loss.
11.
Treasury Stock and Share Based Awards

Treasury Stock

Treasury stock represents shares of common stock repurchased or withheld by the Company and not yet retired. The Company has applied the cost method in recording its treasury shares. Below is a summary of the Company’s treasury stock activity for the three months ended March 31, 2022:

	Number of
	Treasury
	Shares	Cost
Balance at January 1, 2022	5.35	$91.1
Restricted stock withholdings (1)	0.09	1.6
Restricted stock forfeitures	0.03	—
Balance at March 31, 2022	5.47	$92.7
(1)
The Company withheld restricted shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting in restricted stock and restricted stock units with shares. The Company determined the number of shares to be withheld based upon market values on the vest dates, which ranged from $16.37 to $17.51 per share.

As of March 31, 2022, the Company had no plans to retire any shares of treasury stock.

Restricted Stock

Below is a summary of restricted stock activity for the three months ended March 31, 2022:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2022	2.00	$21.73
Granted	0.74	$16.64
Vested	(0.33)	$30.59
Forfeited	(0.03)	$19.99
Outstanding at March 31, 2022	2.38	$18.96
Unvested restricted stock at March 31, 2022	2.38

	Three Months Ended March 31,
	2022	2021
Compensation expense recognized during the period	$4.2	$4.2
Fair value of restricted shares that vested during the period	$5.6	$1.2
Income tax benefit (cost) related to restricted stock awards	$0.8	$(0.1)

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

During the three months ended March 31, 2022, the Company granted 0.74 shares of its restricted stock to its employees. The fair value of the restricted stock granted was determined based on the closing price of the Company’s common stock, which ranged from $15.10 to $16.65 per share. The Company assumed forfeiture rates for the restricted stock awards that ranged from 0% to 10%. The restricted stock granted during the three months ended March 31, 2022 vest over periods ranging from one to four years. The recipients of restricted stock are entitled to receive non-forfeitable dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

As of March 31, 2022, the estimated remaining unrecognized compensation expense related to unvested restricted stock awards was $30.0 and the weighted average period over which this remaining compensation expense will be recognized is approximately two years.

Restricted Stock Units

Below is a summary of restricted stock unit activity for the periods presented:

	Three Months Ended March 31,
	2022	2021
Number of restricted stock unit awards that vested during the period	0.10	0.01
Fair value of restricted stock unit awards that vested during the period	$1.7	$0.3
Accumulated dividends paid upon vesting of restricted stock unit awards	$0.3	$0.1
Compensation expense recognized during the period	$0.9	$0.5
Income tax benefit (cost) related to stock unit awards	$0.3	$(0.1)

During the three months ended March 31, 2022, the Company granted performance awards in the form of restricted stock units. The maximum number of shares issuable under the performance awards is 0.80 shares of common stock. The performance metrics for these awards are based upon the achievement of pre-established criteria that consists of revenue and consolidated cash flows as defined in the award agreement. The performance measurement period for these performance awards is one year with an additional service requirement to the third anniversary of the date of grant. Each performance target underlying the performance award has a threshold, target and maximum level, with the maximum level equal to 175% of the target award. If the performance metrics meet the threshold level, approximately 29% of the maximum restricted stock units vest. If the performance metrics for the one-year period are at target, approximately 57% of the maximum restricted stock units vest. If the performance metrics are at the maximum, 100% of the maximum restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the achievement of the performance goals is within the targets previously noted. All restricted stock units granted during 2022 will be paid in the form of common stock if the participant continues to provide services through the third anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments from the grant date to the extent declared by the Company if, and at the time that, the restricted stock unit awards vest.

Company estimated that the most likely outcome is the achievement of the target level. The fair value of the restricted stock unit awards was determined based on the closing price of the Company’s common stock on the date of grant, which was $16.65 per share. The Company assumed a forfeiture rate of 5% for the restricted stock unit awards. If during the service period, additional information becomes available to lead the Company to believe a different achievement level will be reached for the one-year performance period, the Company will reassess the number of units that are expected to vest for the grant and adjust its compensation expense accordingly over the remaining service period.

As of March 31, 2022, the estimated remaining unrecognized compensation expense related to outstanding restricted stock unit awards was $10.3. The weighted average period over which this remaining compensation expense will be recognized is approximately two years. As of March 31, 2022, the Company had restricted stock units outstanding that represented a total of 1.1 hypothetical shares of common stock, net of forfeitures, reflecting actual certified performance levels for restricted stock units granted during 2019 and 2020 and the maximum performance level for the 2022 grant discussed above.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

12.
Goodwill and Other Intangible Assets

A summary of the Company’s goodwill is as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2022 (1)	$1,182.9	$65.9	$1,248.8
Foreign currency translation adjustments	—	8.1	8.1
Balance at March 31, 2022 (1)	$1,182.9	$74.0	$1,256.9
(1)
Balances are presented net of accumulated impairment losses of $214.0 for the U.S. operating segment and $43.8 for the international operating segment. See discussion of the qualitative impairment analysis performed by the Company as of March 31, 2022 at Note 13.

A summary of the Company’s intangible assets is as follows:

	Balance at January 1, 2022	Amortization	Foreign Currency Translation Adjustments	Balance at March 31, 2022
Intangible assets with finite lives:
Gross carrying amount	$81.8	$—	$0.3	$82.1
Accumulated amortization	(71.1)	(0.6)	—	(71.7)
Total net intangible assets with finite lives	$10.7	$(0.6)	$0.3	$10.4

Intangible assets with indefinite lives:
Tradename and other	300.1	—	0.3	300.4
Total intangible assets, net	$310.8	$(0.6)	$0.6	$310.8

The estimated aggregate future amortization expense for intangible assets is as follows:

Estimated
Amortization
For the nine months ended December 31, 2022	$2.0
For the twelve months ended December 31, 2023	2.5
For the twelve months ended December 31, 2024	2.5
For the twelve months ended December 31, 2025	1.9
For the twelve months ended December 31, 2026	1.5
Thereafter	—
Total	$10.4

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

13.
Impairment of Long-Lived Assets

The Company performed a qualitative impairment analysis on its long-lived assets as of March 31, 2022. The Company’s qualitative analysis considered economic and market conditions, industry trading multiples and the impact of recent industry developments and events on the estimated fair values as determined during its most recent quantitative assessments as of December
31, 2021. The Company’s consideration of economic and market conditions included the status of the COVID-19 pandemic and its impact on the Company’s anticipated recovery as well as future film release schedules. As a result of the qualitative assessment, the Company noted no impairment indicators as of March 31, 2022.

Further description of the Company's qualitative impairment analysis, by asset class, is as follows:

•
Goodwill – The Company’s qualitative assessment of goodwill for each reporting unit considers economic and market conditions, industry trading multiples and the impact of recent developments and events on the Company's estimated fair values as compared with its most recent quantitative assessment.
•
Tradename Intangible Assets – The Company’s qualitative assessment considers recent developments that may impact the Company's revenue forecasts and other estimates as compared with its most recent quantitative assessment.
•
Other Long-lived Assets – The Company’s qualitative assessment considers relevant market transactions, industry trading multiples and recent developments that would impact the Company's estimates of future cash flows, which are the primarily measure of estimated fair value, as compared with its most recent quantitative impairment assessment.
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

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of March 31, 2022 and December 31, 2021:

		Carrying	Fair Value Hierarchy
Description	As of,	Value	Level 1	Level 2	Level 3
Interest rate swap assets (1)	March 31, 2022	$3.9	$—	$3.9	$—

Interest rate swap liabilities (1)	December 31, 2021	$14.6	$—	$14.6	$—
(1)
See further discussion of interest rate swaps at Note 7.

The Company uses the market approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its goodwill, intangible assets and long-lived assets (see Note 12 and Note 13). See additional explanation of fair value measurement techniques used for long-lived assets, goodwill and intangible assets in “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed February 25, 2022. There were no changes in valuation techniques. There were no transfers into or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2022.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

15.
Foreign Currency Translation

The accumulated other comprehensive loss account in stockholders’ equity of $360.6 and $394.5 as of March 31, 2022 and December 31, 2021, respectively, primarily includes cumulative foreign currency net losses of $380.1 and $394.5, respectively, from translating the financial statements of the Company’s international subsidiaries and the cumulative changes in fair value of the Company’s interest rate swap agreements that are designated as hedges.

As of March 31, 2022, all foreign countries where the Company has operations are non-highly inflationary, other than Argentina. In non-highly inflationary countries, the local currency is the same as the functional currency and any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss. The Company deemed Argentina to be highly inflationary beginning July 1, 2018. A highly inflationary economy is defined as an economy with a cumulative inflation rate of 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The financial information of the Company’s Argentina subsidiaries was remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective July 1, 2018.

Below is a summary of the impact of translating the March 31, 2022 and March 31, 2021 financial statements of the Company’s international subsidiaries:

			Other Comprehensive Income (Loss) for
	Exchange Rate as of		Three Months Ended
Country	March 31, 2022	December 31, 2021	March 31, 2022	March 31, 2021
Brazil	4.8	5.6	$8.0	$(6.9)
Chile	788.6	852.0	4.8	(1.0)
Peru	3.8	4.0	1.6	(1.2)
All other			—	(0.4)
			$14.4	$(9.5)

As noted above, beginning July 1, 2018, Argentina was deemed highly inflationary. A foreign currency exchange gain of $0.5 and $0.2 was recorded for the three months ended March 31, 2022 and 2021, respectively, as a result of translating Argentina's financial results to U.S. dollars.

16.
Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Three Months Ended
	March 31,
	2022	2021
Cash paid for interest	$53.0	$22.3
Cash paid (refunds received) for income taxes, net	$0.7	$(1.9)
Cash deposited in restricted accounts (1)	$—	$7.3
Noncash operating activities:
Interest expense - NCM (see Note 9)	$(5.8)	$(5.8)
Noncash investing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (2)	$(1.2)	$(7.0)
(1)
Represents cash deposited in a collateral account during the period to support the issuance of letters of credit to lenders. See further discussion at Note 7.
(2)
Additions to theatre properties and equipment included in accounts payable as of March 31, 2022 and December 31, 2021 were $7.0 and $8.2, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

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

Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended
	March 31,
	2022	2021
Revenues
U.S.	$373.7	$97.3
International	88.5	17.3
Eliminations	(1.7)	(0.2)
Total revenues	$460.5	$114.4

Adjusted EBITDA
U.S.	$14.4	$(77.0)
International	10.8	(15.0)
Total Adjusted EBITDA	$25.2	$(92.0)

Capital expenditures
U.S.	$14.0	$13.7
International	4.7	4.0
Total capital expenditures	$18.7	$17.7

The following table sets forth a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(72.5)	$(208.9)
Add (deduct):
Income taxes	(1.8)	(14.7)
Interest expense (1)	38.1	36.6
Other expense, net (2)	3.2	15.0
Cash distributions from other equity investees (3)	0.6	0.1
Depreciation and amortization	61.7	68.2
Restructuring costs	—	(0.2)
(Gain) loss on disposal of assets and other	(6.9)	4.5
Loss on extinguishment of debt	—	2.6
Non-cash rent expense	(2.3)	0.1
Share based awards compensation expense	5.1	4.7
Adjusted EBITDA	$25.2	$(92.0)
(1)
Includes amortization of debt issue costs and amortization of accumulated losses for amended swap agreements.
(2)
Includes interest income, foreign currency exchange (gain) loss, equity in loss of affiliates and interest expense - NCM and excludes distributions from NCM.
(3)
Reflects cash distributions received from equity investees that were recorded as a reduction of the respective investment balances (see Note 10). These distributions are reported entirely within the U.S. operating segment.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended
	March 31,
Revenues	2022	2021
U.S.	$373.7	$97.3
Brazil	33.1	$4.4
Other international countries	55.4	$12.9
Eliminations	(1.7)	$(0.2)
Total	$460.5	$114.4

	As of	As of
Theatre Properties and Equipment-net	March 31, 2022	December 31, 2021
U.S.	$1,166.8	$1,208.7
Brazil	62.9	56.8
Other international countries	119.3	117.4
Total	$1,349.0	$1,382.9

18.
Related Party Transactions

The Company manages a theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is the Company’s Chairman of the Board of Directors and directly and indirectly owns approximately 9% of the Company’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues. The Company recorded $0.1 and $0.0 of management fee revenues during the three months ended March 31, 2022 and 2021, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

Walter Hebert, Mr. Mitchell’s brother-in-law, previously served as the Executive Vice President – Purchasing of the Company and retired in July 2021. Mr. Hebert now serves as a consultant to the Company until July 2022. During the three months ended March 31, 2022, the Company has paid Mr. Hebert $0.1 related to consulting services.

The Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC (“Copper Beech”) to use, on occasion, a private aircraft owned by Copper Beech. Copper Beech is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech for the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip. For the three months ended March 31, 2022 and 2021, the Company did not make any payments to Copper Beech for the use of the aircraft.

The Company leases 13 theatres from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of the Company’s directors and is an officer of the general partner of Syufy. For the three months ended March 31, 2022 and 2021, the Company paid total rent of $5.6 and $6.0, respectively, to Syufy. During 2019, the Company began providing digital equipment support to drive-in theatres owned by Syufy. The Company did not record any management fees related to these services during the three months ended March 31, 2022 and 2021.

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

(in millions, except per share data)

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

Intertrust Technologies Corporation (“Intertrust”) v. Cinemark Holdings, Inc., Regal, AMC, et al. This case was filed against the Company on August 7, 2019 in the Eastern District of Texas – Marshall Division alleging patent infringement. The Company firmly maintains that the contentions of the Plaintiff are without merit. In December 2021, the parties reached a settlement and announced the settlement to the court. The settlement was recorded in (gain) loss on disposal of assets and other on the consolidated statement of income (loss) for the year ended December 31, 2021. The parties entered into definitive settlement agreements, and the court has dismissed the lawsuit with prejudice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report. Amounts included in the following discussion, except for screens, average screens, average ticket price and concessions per patron, are rounded in millions.

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. As of March 31, 2022, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 17 to our condensed consolidated financial statements.

Recent Developments

The COVID-19 pandemic has had an unprecedented impact on the world and the movie exhibition industry with widespread social and economic effects. We temporarily closed our theatres in the U.S. and Latin America during March of 2020 at the onset of the COVID-19 outbreak. During that time, we implemented various cash preservation strategies, including, but not limited to, temporary personnel and salary reductions, halting non-essential operating and capital expenditures, negotiating modified timing and/or abatement of contractual payments with landlords and other major suppliers, and the suspension of our quarterly dividend.

Throughout 2020 and 2021 we reopened theatres as local restrictions and the status of the COVID-19 pandemic would allow. All of our domestic and international theatres were reopened by the end of the fourth quarter of 2021. The industry’s recovery from the COVID-19 pandemic is still underway and is contingent upon the volume of new film content available, as well as the box office performance of new film content released, consumer sentiment in returning to move theaters and government restrictions. The industry is also adjusting to the evolution of the exclusive theatrical window, competition from streaming platforms, supply chain constraints, inflationary impacts pressures and other economic factors.

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

Films leading the box office during the three months ended March 31, 2022 included the carryover of Spider-Man: No Way Home as well as new releases including The Batman, Uncharted, The Lost City and Scream. Films currently scheduled for release during the remainder of 2022 include Sonic the Hedgehog 2, Doctor Strange in the Multiverse of Madness, Top Gun: Maverick, Jurassic World: Dominion, Lightyear, Minions: The Rise of Gru, Thor: Love and Thunder, Black Adam, Black Panther: Wakanda Forever and the highly anticipated sequel, Avatar: The Way of Water, among other films. There are several key factors impacting the industry box office's recovery from the COVID-19 pandemic, including the availability and quality of new films released, the duration of the exclusive theatrical windows and evolving consumer behavior with competition from streaming and other forms of entertainment.

Film rental costs are variable in nature and fluctuate with our admissions revenue. Film rental costs as a percentage of revenue are generally higher for periods in which more blockbuster films are released. The Company received virtual print fees from studios for certain of its international locations, which are included as a contra-expense in film rental and advertising costs on the condensed consolidated statements of income. However, these costs were fully recovered during 2021 and virtual print fees will not be received in future periods. Advertising costs, which are expensed as incurred, are primarily related to our loyalty and subscription programs, brand advertising, reengaging our audiences as our theatres reopened and new film content was released as well as campaigns for new and remodeled theatres. These expenses vary depending on the timing and length of such campaigns.

Concession supplies expense is variable in nature and fluctuates with our concession revenue and product mix. Supply chain interruptions and inflationary pressures have impacted, and may continue to impact, product costs and product availability in the near term. We source products from a variety of partners around the world to minimize supply chain interruptions and price increases, wherever possible.

Although salaries and wages include a fixed cost component (i.e., the minimum staffing costs to operate a theatre facility during non-peak periods), salaries and wages tend to move in relation to revenue as theatre staffing is adjusted to respond to changes in attendance. Staffing levels may vary based on the amenities offered at a location, such as full-service restaurants, bars or expanded food and beverage options. In certain international locations, staffing levels are also subject to local regulations. Labor market conditions and inflationary pressures have driven increases in wages across our labor base and increases may continue in the future.

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

Results of Operations

The following table sets forth, for the periods indicated, the amounts for certain items reflected in our condensed consolidated statements of income along with each of those items as a percentage of revenues.

	Three Months Ended
	March 31,
	2022	2021
Operating data (in millions):
Revenues
Admissions	$235.8	$56.1
Concession	173.0	39.5
Other	51.7	18.8
Total revenues	$460.5	$114.4
Cost of operations
Film rentals and advertising	127.6	23.2
Concession supplies	30.0	7.2
Salaries and wages	79.8	31.2
Facility lease expense	73.7	64.8
Utilities and other	86.9	49.1
General and administrative expenses	40.7	35.9
Depreciation and amortization	61.7	68.2
Restructuring costs	—	(0.2)
(Gain) loss on disposal of assets and other	(6.9)	4.5
Total cost of operations	493.5	283.9
Operating loss	$(33.0)	$(169.5)

Operating data as a percentage of total revenues:
Revenues
Admissions	51.2%	49.0%
Concession	37.6%	34.5%
Other	11.2%	16.5%
Total revenues	100.0%	100.0%
Cost of operations (1)
Film rentals and advertising	54.1%	41.4%
Concession supplies	17.3%	18.2%
Salaries and wages	17.3%	N/A
Facility lease expense	16.0%	N/A
Utilities and other	18.9%	N/A
General and administrative expenses	8.8%	N/A
Depreciation and amortization	13.4%	N/A
Restructuring costs	—%	N/A
(Gain) loss on disposal of assets and other	(1.5)%	N/A
Total cost of operations	107.2%	N/A
Operating loss	(7.2)%	N/A
Average screen count (month end average)	5,859	5,916

(1)
All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenue and concession supplies, which are expressed as a percentage of concession revenue. Certain values for the 2021 period are considered not applicable (“N/A”) as they are not comparable due to limited film content and certain ongoing theatre closures as a result of the COVID-19 pandemic.

Three months ended March 31, 2022 (the “2022 period”) versus the three months ended March 31, 2021 (the “2021 period”)

As noted above at Recent Developments, the COVID-19 pandemic has had an ongoing impact on the movie exhibition industry. When comparing the results for the 2022 period with the 2021 period, the following should be noted:

•
All of our domestic and international theatres were open during the 2022 period while certain of our domestic and international theatres were temporarily closed for portions of the 2021 period.
•
The North American Industry box office exceeded $1.3B during the 2022 period, which included blockbuster films such as The Batman and Uncharted, as well as the sustained performance of the 2021 release of Spider-Man: No Way Home.
•
The North American Industry box office totaled less than $0.3B during the 2021 period with a limited number of new releases including Tom and Jerry, Raya and the Last Dragon and Croods: A New Age in addition to library content.

Revenues. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment		International Operating Segment			Consolidated
					Constant Currency (3)
	2022	2021	2022	2021	2022	2022	2021
Admissions revenues (1)	$191.8	$48.5	$44.0	$7.6	$46.4	$235.8	$56.1
Concession revenues (1)	141.1	33.0	31.9	6.5	33.9	173.0	39.5
Other revenues (1)(2)	39.1	15.6	12.6	3.2	13.1	51.7	18.8
Total revenues (1)(2)	$372.0	$97.1	$88.5	$17.3	$93.4	$460.5	$114.4
Attendance (1)	20.7	5.2	12.4	2.5		33.1	7.7
Average ticket price (1)	$9.27	$9.25	$3.55	$3.05	$3.74	$7.12	$7.25
Concession revenues per patron (1)	$6.82	$6.30	$2.57	$2.58	$2.73	$5.23	$5.10
(1)
Average ticket price is calculated as admissions revenues divided by attendance. Concession revenues per patron is calculated as concession revenues divided by attendance.
(2)
U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 17 to our condensed consolidated financial statements.
(3)
Constant currency revenue amounts, which are non-GAAP measurements, were calculated using the average exchange rate for the corresponding month for 2021. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time in accordance with U.S. GAAP. Significant changes in foreign currency exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance that excludes the impact of foreign currency fluctuations.
•
U.S. Average ticket price increased to $9.27 during the 2022 period compared with $9.25 during the 2021 period. The 2021 period reflected limited operating hours and therefore fewer matinee showtimes. The 2021 period also benefited from Private Watch Parties, which carried a higher ticket price per patron. The 2022 period benefited from favorable ticket type mix, strategic pricing actions and a higher mix of premium large format box office. Concession revenues per patron increased 8.3% to $6.82 during the 2022 period compared with $6.30 during the 2021 period driven by higher incidence, audience mix and operating hours that are more conducive to concession purchases. Other revenues for the 2022 period increased 150.6% to $39.1 million compared with $15.6 million during the 2021 period primarily as a result of growth in attendance, which drove an increase in transaction fees, screen advertising and promotional revenues.
•
International. Average ticket price was $3.55 as reported, $3.74 in constant currency, compared with the 2021 period of $3.05. The increase in average ticket price in constant currency was primarily the result of the impact of inflation and higher premium ticket mix. Concession revenues per patron was $2.57 as reported, $2.73 in constant currency, for the 2022 period compared with $2.58 in the 2021 period. The increase in concession revenues per patron in constant currency was a result of the impact of inflation coupled with higher purchase incidence. Other revenues for the 2022 period increased 293.8% to $12.6 million compared with $3.2 million during the 2021 period primarily as a result of growth in attendance, which drove an increase in transaction fees, screen advertising and promotional revenues.

Cost of Operations. The table below, presented by reportable operating segment, summarizes our year-over-year theatre operating costs.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2022	2021	2022	2021	Constant Currency (1) 2022	2022	2021
Film rentals and advertising	$106.2	$19.3	$21.4	$3.9	$22.6	$127.6	$23.2
Concession supplies	$22.9	$5.5	$7.1	$1.7	$7.6	$30.0	$7.2
Salaries and wages	$67.1	$24.9	$12.7	$6.3	$13.4	$79.8	$31.2
Facility lease expense	$62.5	$59.0	$11.2	$5.8	$11.7	$73.7	$64.8
Utilities and other	$68.1	$40.0	$18.8	$9.1	$19.7	$86.9	$49.1
(1)
Constant currency expense amounts, which are non-GAAP measurements, were calculated using the average exchange rate for the corresponding month for 2021. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time in accordance with U.S. GAAP. Significant changes in foreign currency exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance that excludes the impact of foreign currency fluctuations.
•
U.S. Film rentals and advertising costs for the 2022 period were 55.4% of admissions revenue compared with 39.8% for the 2021 period. The rate for the 2022 period reflected the success of new film releases as discussed above. The rate for the 2021 period reflected the release of limited new films which skewed lower on our negotiated film rental scales, and the impact of library content. Concession supplies expenses for the 2022 period was 16.2% of concessions revenue compared with 16.7% of concession revenues for the 2021 period.

Salaries and wages increased to $67.1 million for the 2022 period expanded operating hours, significantly higher attendance volumes and wage rate pressures with average hourly rates increasing approximately 14% compared with the 2021 period. Facility lease expense, which is primarily fixed in nature, increased to $62.5 million primarily due to new theatres and an increase in percentage rent expense and common area maintenance costs. Utilities and other costs increased to $68.1 million, as many of these costs, such as janitorial costs, utilities costs, credit card fees and repairs and maintenance, are variable in nature and were impacted by the expansion of operating hours and significant increase in attendance.

•
International. Film rentals and advertising costs for the 2022 period were 48.6% of admissions revenue compared with 51.3% for the 2021 period. The decrease in the film rentals and advertising rate was a result of decreased promotional and advertising costs as a percentage of revenue. Concession supplies expenses were 22.3% of concessions revenue compared with 26.2% of concession revenues for the 2021 period. The decrease in concessions supplies rate was driven by the disposal of perishable goods during the 2021 period due to temporary theatre closures.

Salaries and wages increased to $12.7 million as reported for the first quarter of 2022 due to expanded operating hours, increased staffing to service the significant increase in attendance volumes and inflationary impacts. Facility lease expense increased to $11.2 million as reported due to increased percentage rent driven by increases in revenue and the return of minimum rent thresholds that were temporarily adjusted while theatres were reopening during the 2021 period. Utilities and other costs increased to $18.8 million as reported, as many of these costs are variable in nature, such as credit card fees, security expenses, janitorial costs and repairs and maintenance, and were impacted by the expansion of operating hours and the significant increase in attendance. These expenses, as reported, were also impacted by exchange rates in each of the countries in which we operate.

General and Administrative Expenses. General and administrative expenses increased to $40.7 million for the 2022 period compared with $35.9 million for the 2021 period. The increase is primarily due to increased consulting fees and salaries to support our strategic initiatives and increased legal fees.

Depreciation and Amortization. Depreciation and amortization expense decreased to $61.7 million for the 2022 period compared with $68.2 million for the 2021 period primarily due to the impairment of theatre assets during 2021.

(Gain) Loss on Disposal of Assets and Other. A gain on disposal of assets and other of $6.9 million was recorded during the 2022 period compared with a loss of $4.5 million during the 2021 period. Activity for the 2022 period was primarily related to the sales of excess land parcels. Activity for the 2021 period was primarily related to the write-off of certain digital projectors received from DCIP in a non-cash distribution during November 2020 that were replaced with laser projectors. See Note 10 for discussion of the distribution of digital projectors from DCIP.

Interest Expense. Interest expense, which includes amortization of debt issue costs and amortization of accumulated losses for swap amendments, increased to $38.1 million during the 2022 period compared with $36.6 million for the 2021 period. The increase was primarily due to the issuance of notes (the 5.875% Senior Notes and 5.25% Senior Notes) to refinance certain notes that had lower interest rates (5.125% Senior Notes and 4.875% Senior Notes) during 2021. See further discussion at Financing Activities below.

Loss on Extinguishment of Debt. We recorded a loss on extinguishment of debt of $2.6 million during the 2021 period related to the early retirement of our 5.125% Senior Notes and 4.875% Senior Notes, including the write-off of unamortized debt issuance costs and legal and other fees paid.

Equity in Loss of Affiliates. An equity in loss of affiliates of $2.2 million was recorded during the 2022 period compared with $6.8 million during the 2021 period. The decrease in equity loss of affiliates is due to the recovery of our equity investees’ performance as the industry continues to recover. See Notes 9 and 10 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes. An income tax benefit of $(1.8) million was recorded for the 2022 period compared with an income tax benefit of $(14.7) million for the 2021 period. The effective tax rate was approximately 2.4% for the 2022 period compared with 6.6% for the 2021 period. The effective tax rate for the 2022 period was impacted by valuation allowances related to deferred tax assets and foreign tax credits for which the ultimate realization is uncertain. For the 2022 period, we utilized the discrete effective tax rate method (“discrete method”), as allowed by ASC Topic 740-270-30-18, Income Taxes — Interim Reporting, to calculate our interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to significant variations in income tax expense relative to changes (increases or decreases) in estimated pretax earnings.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenue in cash, mainly through box office receipts and the sale of concessions. Our revenues are generally received in cash prior to the payment of related expenses; therefore, we have an operating “float” and historically have not required traditional working capital financing. We temporarily closed all of our theatres during March 2020 and funded operating expenses with cash on hand and new financing discussed below under Financing Activities while theatres were closed and as we reopened our theatres. During the latter part of 2021, as we began to show a steady stream of new film content and our theatres were returning to more consistent operating hours, we began to generate positive cash flows from operations and transition back to our historical working capital “float” position. However, our working capital position will continue to fluctuate based on seasonality, the level of new film content, the timing of interest payments on our long-term debt as well as timing of payment of other operating expenses that are paid annually or semi-annually, such as property and other taxes and incentive bonuses. We believe our existing cash and expected cash flows from operations will be sufficient to meet our working capital, capital expenditures, and expected cash requirements from known contractual obligations for the next twelve months and beyond.

Cash used for operating activities was $118.8 million for the three months ended March 31, 2022 compared with $124.1 million for the three months ended March 31, 2021. The decrease in cash used for operating activities was primarily a result of the timing and level of revenues earned during each period and the timing of payments to vendors for expenses incurred during each period.

As discussed in Note 4 to our condensed consolidated financial statements, we negotiated the deferral of rent and other lease-related payments in 2020 and early 2021 with some of our landlords. As of March 31, 2022, approximately $22.1 million in deferred lease payments remain outstanding, the majority of which will be repaid during 2022.

Investing Activities

Our investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings, remodels and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $8.1 million for the three months ended March 31, 2022 compared with $17.7 million for the three months ended March 31, 2021. The decrease in cash used for investing activities was primarily due to proceeds from the sale of excess land parcels recognized during the three months ended March 31, 2022.

Capital expenditures for the three months ended March 31, 2022 and 2021 were as follows (in millions):

	Three Months Ended March 31,
	2022	2021
New theatres	$6.6	$2.3
Existing theatres	$12.1	$15.4
Total capital expenditures	$18.7	$17.7

We operated 520 theatres with 5,849 screens worldwide as of March 31, 2022. Theatres and screens acquired, built and closed during the three months ended March 31, 2022 were as follows:

	January 1, 2022	Built	Closed	March 31, 2022
U.S (42 states)
Theatres	321	—	(1)	320
Screens	4,408	—	(12)	4,396

International (15 countries)
Theatres	201	—	(1)	200
Screens	1,460	5	(12)	1,453

Worldwide
Theatres	522	—	(2)	520
Screens	5,868	5	(24)	5,849

As of March 31, 2022, we had the following signed commitments:

	Theatres	Screens	Estimated Cost (1)
Remainder of 2022
U.S.	2	28	$20.4
International	1	14	4.2
Total	3	42	$24.6

Subsequent to 2022
U.S.	3	34	$20.8
International	6	36	16.2
Total	9	70	$37.0

Total commitments at March 31, 2022	12	112	$61.6
(1)
We expect approximately $24.6 million during the remainder of 2022 and $31.1 million and $5.9 million to be paid during 2023 and 2024, respectively. The timing of payments is subject to change as a result of construction or other delays.

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

Financing Activities

Cash used for financing activities was $8.6 million for the three months ended March 31, 2022 compared with cash provided by financing activities of $0.8 million for the three months ended March 31, 2021. During the three months ended March 31, 2021, we issued 5.875% Senior Notes, the proceeds of which were used to redeem the 5.125% Senior Notes, as discussed further below.

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

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of March 31, 2022 (in millions):

	March 31,	December 31,
	2022	2021
Cinemark Holdings, Inc. 4.500% convertible senior notes due 2025	$460.0	$460.0
Cinemark USA, Inc. term loan due 2025	631.5	633.1
Cinemark USA, Inc. 8.750% senior secured notes due 2025	250.0	250.0
Cinemark USA, Inc. 5.875% senior notes due 2026	405.0	405.0
Cinemark USA, Inc. 5.250% senior notes due 2028	765.0	765.0
Other	32.4	30.2
Total long-term debt	$2,543.9	$2,543.3
Less: Current portion	27.2	24.3
Less: Debt issuance costs, net of accumulated amortization	40.1	42.7
Long-term debt, less current portion, net of unamortized debt issuance costs	$2,476.6	$2,476.3

As of March 31, 2022, $100 million was available for borrowing under the revolving line of credit.

Contractual Obligations

There have been no material changes in our contractual obligations previously disclosed in “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed February 25, 2022.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a $700.0 million term loan and a $100.0 million revolving credit line (the “Credit Agreement”). Under the amended Credit Agreement, quarterly principal payments of $1.6 million are due on the term loan through December 31, 2024, with a final principal payment of $613.4 million due on March 29, 2025. Cinemark USA, Inc. had $100.0 million available borrowing capacity on the revolving credit line as of March 31, 2022.

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

The dividend restriction contained in the Credit Agreement prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Credit Agreement; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Credit Agreement, and (c) certain other defined amounts, or collectively, the Applicable Amount. As of March 31, 2022, Cinemark USA, Inc. could have distributed up to approximately $2.75 billion to its parent company and sole stockholder, Cinemark Holdings, Inc.

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

As of March 31, 2022, there was $631.5 million outstanding under the term loan and no borrowings were outstanding under the $100.0 million revolving line of credit. The average interest rate on outstanding term loan borrowings under the Credit Agreement as of March 31, 2022 was approximately 3.4% per annum, after giving effect to the interest rate swap agreements discussed above.

5.875% Senior Notes

On March 16, 2021, Cinemark USA, Inc. issued $405 million aggregate principal amount of 5.875% senior notes due 2026, at par value (the “5.875% Senior Notes”). Proceeds, after payment of fees, were used to fund a cash tender offer to purchase any and all of Cinemark USA’s 5.125% Senior Notes (the “5.125% Senior Notes”) and to redeem any of the 5.125% Notes that remained outstanding after the tender offer. See further discussion of the tender offer below. Interest on the 5.875% Senior Notes is payable on March 15 and September 15 of each year, beginning September 15, 2021. The 5.875% Senior Notes mature on March 15, 2026. The Company incurred debt issue costs of approximately $6.0 million in connection with the issuance, which are recorded as a reduction of long-term debt, less current on the condensed consolidated balance sheet.

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

The 4.50% Convertible Notes are effectively subordinated to any of our, or our subsidiaries’, existing and future secured debt to the extent of the value of the assets securing such indebtedness, including obligations under the Credit Agreement. The 4.50% Convertible Notes are structurally subordinated to all existing and future debt and other liabilities, including trade payables, including Cinemark USA’s 8.750% Secured Notes due 2025, 5.25% Senior Notes due 2028 and 5.875% Senior Notes due 2026, or, collectively, Cinemark USA’s senior notes (but excluding all obligations under the Credit Agreement which are guaranteed by Cinemark Holdings, inc.). The 4.50% Convertible Notes rank equally in right of payment with all of our existing and future unsubordinated debt, including all obligations under the Cinemark USA, Inc. Credit Agreement, which such Credit Agreement is guaranteed by Cinemark Holdings, Inc., and senior in right of payment to any future debt that is expressly subordinated in right of payment to the notes. The 4.50% Convertible Notes are not guaranteed by any of Cinemark Holdings, Inc.’s subsidiaries.

Borrowings of International Subsidiaries

As of March 31, 2022, certain of the Company’s international subsidiaries have an aggregate borrowing of $32.4 outstanding under various local bank loans. The Company has deposited cash into a collateral account to support the issuance of letters of credit to the lenders for certain of these international bank loans. The total amount deposited as of March 31, 2022 was $25.8 and is considered restricted cash.

During the year ended December 31, 2021, we obtained a waiver of the maintenance covenant related to the bank loans in Chile through June 30, 2022.

Covenant Compliance

The indentures governing the 5.875% Senior Notes, the 5.25% Senior Notes and the 8.750% Secured Notes ("the indentures") contain covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of March 31, 2022, Cinemark USA, Inc. could have distributed up to approximately $2.98 billion to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indentures, subject to its available cash and other borrowing restrictions outlined in the indentures. Upon a change of control, as defined in the indentures, Cinemark USA, Inc. would be required to make an offer to repurchase the 5.875% Senior Notes, the 5.25% Senior Notes and the 8.750% Secured Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indentures allow Cinemark USA, Inc. to incur additional indebtedness if we satisfy the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of March 31, 2022 was 1.5.

As of March 31, 2022, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices.

Interest Rate Risk

We currently have variable rate debt. An increase or decrease in interest rates would affect our interest expense related to this variable rate debt. We have three interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with our term loan, covering $450 million of the $631.5 million outstanding at March 31, 2022. At March 31, 2022, we had an aggregate of approximately $213.9 million of variable rate debt outstanding, and a 100 basis point increase in market interest rates would increase our annual interest expense by $2.1 million.

The table below provides information about our fixed rate and variable rate long-term debt agreements as of March 31, 2022:

	Expected Maturity for the Twelve-Month Periods Ending March 31,								Average
	(in millions)								Interest
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value	Rate
Fixed rate	$—	$—	$450.0	$1,115.0	$—	$765.0	$2,330.0	$2,468.9	5.3%
Variable rate	27.2	12.1	169.8	1.4	1.2	2.2	213.9	209.4	3.1%
Total debt (1)	$27.2	$12.1	$619.8	$1,116.4	$1.2	$767.2	$2,543.9	$2,678.3
(1)
Amounts are presented before adjusting for debt issuance costs.

Interest Rate Swap Agreements

All of our interest rate swap agreements qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on our condensed consolidated balance sheet as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive loss. See Note 7 to the condensed consolidated financial statements for further discussion of the interest rate swap agreements.

Foreign Currency Exchange Rate Risk

There have been no material changes in foreign currency exchange rate risk previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed February 25, 2022.

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2022, we carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than the discussion at Note 19, there have been no material changes from legal proceedings previously reported under “Business – Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed February 25, 2022.

Item 1A. Risk Factors

See discussion in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed February 25, 2022.

Item 6. Exhibits

4.1

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

* 101

The following material from Cinemark Holdings, Inc.’s Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Loss, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

* 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK HOLDINGS, INC.
Registrant

DATE:	May 6, 2022

/s/ Sean Gamble
Sean Gamble
Chief Executive Officer

/s/ Melissa Thomas
Melissa Thomas
Chief Financial Officer