Form 10-Q
period 2022-09-30
Cinemark Holdings, Inc.; CINEMARK USA INC /TX
filed 2022-11-04
CIK 1385280, 885975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Executive Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification No.
001-33401	Cinemark Holdings, Inc. 3900 Dallas Parkway Plano, Texas 75093 (972) 665-1000	Delaware	20-5490327
33-47040	Cinemark USA, Inc. 3900 Dallas Parkway Plano, Texas 75093 (972) 665-1000	Texas	75-2206284

Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Cinemark Holdings, Inc. ("Holdings")	Common stock, par value $.001 per share	CNK	New York Stock Exchange
Cinemark USA, Inc. ("CUSA")	None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Cinemark Holdings, Inc. Yes ☒ No ☐

Cinemark USA, Inc. Yes ☐ No ☒

(Note: As a voluntary filer, Cinemark USA, Inc. is not subject to the filing requirement of Section 13 or 15(d) of the Exchange Act. Cinemark USA, Inc. has filed all reports pursuant to Section 13 or 15(d) of the Exchange Act during the preceding 12 months as if it was subject to such filing requirements.)

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files).

Cinemark Holdings, Inc. Yes ☒ No ☐

Cinemark USA, Inc. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Cinemark Holdings, Inc.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Cinemark USA, Inc.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Cinemark Holdings, Inc. Yes ☐ No ☒

Cinemark USA, Inc. Yes ☐ No ☒

As of October 28, 2022, 120,424,973 shares of common stock, $0.001 per value per share, of Cinemark Holdings, Inc. were issued and outstanding.

As of October 30, 2022, 1,500 shares of Class A common stock, $0.01 par value per share, and 182,648 shares of Class B common stock, no par value per share, of Cinemark USA, Inc. were outstanding and held by Cinemark Holdings, Inc.

Cinemark USA, Inc. meetS the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and IS therefore filing this form with reduced disclosure format pursuant to General Instructions (H)(2).

This combined Form 10-Q is separately filed by Cinemark Holdings, Inc. and Cinemark USA, Inc. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants. When this Form 10-Q is incorporated by reference into any filings with the SEC made by Cinemark Holdings, Inc. or Cinemark USA, Inc., as a registrant, the portions of this Form 10-Q that relate to the other registrant are not incorporated by reference therein.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CINEMARK USA, INC. AND SUBSIDIARIES

Cautionary Statement Regarding Forward-Looking Statements

Certain matters within this Quarterly Report on Form 10-Q include “forward–looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. The “forward-looking statements” may include our current expectations, assumptions, estimates and projections about our business and our industry. They may include statements relating to:

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

Forward-looking statements can be identified by the use of words such as “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. These statements are neither historical facts nor guarantees of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions and are, therefore, subject to risks, inherent uncertainties and other factors, some of which are beyond our control and difficult to predict, including, among others, the impacts of the COVID-19 pandemic. Such risks and uncertainties could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. For a description of the risk factors, please review the “Risk Factors” section or other sections of, or incorporated by reference to, Holdings' Annual Report on Form 10-K filed February 25, 2022 or CUSA's Annual Report on Form 10-K filed March 9, 2022, as applicable. All forward-looking statements are expressly qualified in their entirety by such risk factors. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Where it is important to distinguish between the entities, this report either refers specifically to Holdings or CUSA. Otherwise, unless the context otherwise requires, all references to “we,” “our,” “us,” "the Company” or “Cinemark” relate to Cinemark Holdings, Inc. and its consolidated subsidiaries, and all references to CUSA relate to Cinemark USA, Inc. and its consolidated subsidiaries. All references to Latin America relate to Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data, unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$631.9	$707.3
Inventories	19.6	15.5
Accounts receivable	52.4	68.8
Current income tax receivable	45.4	46.6
Prepaid expenses and other	51.6	36.2
Total current assets	800.9	874.4
Theatre properties and equipment, net of accumulated depreciation of $2,132.1 and $1,985.9	1,260.0	1,382.9
Operating lease right-of-use assets, net	1,144.0	1,230.8
Other assets
Goodwill	1,249.2	1,248.8
Intangible assets, net	309.1	310.8
Investment in NCM	28.4	135.4
Investments in affiliates	26.3	25.2
Deferred charges and other assets, net	32.6	22.3
Total other assets	1,645.6	1,742.5
Total assets	$4,850.5	$5,230.6

Liabilities and equity
Current liabilities
Current portion of long-term debt	$22.0	$24.3
Current portion of operating lease obligations	217.9	217.1
Current portion of finance lease obligations	14.6	14.6
Current income tax payable	2.4	—
Accounts payable and accrued expenses	371.5	513.1
Total current liabilities	628.4	769.1
Long-term liabilities
Long-term debt, less current portion	2,473.5	2,476.3
Operating lease obligations, less current portion	987.6	1,078.3
Finance lease obligations, less current portion	91.6	102.6
Long-term deferred tax liability	39.5	39.8
Long-term liability for uncertain tax positions	47.3	45.9
NCM screen advertising advances	340.5	346.0
Other long-term liabilities	36.7	38.1
Total long-term liabilities	4,016.7	4,127.0
Equity
Cinemark Holdings, Inc.'s stockholders' equity:
Common stock, $0.001 par value: 300.0 shares authorized, 126.08 shares issued and 120.43 shares outstanding at September 30, 2022 and 125.10 shares issued and 119.75 shares outstanding at December 31, 2021	0.1	0.1
Additional paid-in-capital	1,214.1	1,197.8
Treasury stock, 5.66 and 5.35 shares, at cost, at September 30, 2022 and December 31, 2021, respectively	(95.2)	(91.1)
Retained deficit	(561.3)	(389.4)
Accumulated other comprehensive loss	(362.9)	(394.5)
Total Cinemark Holdings, Inc.'s stockholders' equity	194.8	322.9
Noncontrolling interests	10.6	11.6
Total equity	205.4	334.5
Total liabilities and equity	$4,850.5	$5,230.6

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(in millions, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Admissions	$324.6	$225.5	$942.3	$435.1
Concession	253.6	164.2	712.6	313.5
Other	72.2	45.1	200.1	95.2
Total revenue	650.4	434.8	1,855.0	843.8
Cost of operations
Film rentals and advertising	180.9	117.0	531.1	216.8
Concession supplies	46.3	28.2	128.8	54.2
Salaries and wages	97.0	67.6	277.0	149.2
Facility lease expense	77.2	68.8	231.2	200.8
Utilities and other	110.4	81.7	303.8	192.0
General and administrative expense	45.1	38.6	134.0	111.8
Depreciation and amortization	58.3	67.2	181.0	202.3
Impairment of long-lived and other assets	15.2	7.5	107.5	7.5
Restructuring costs	—	(0.4)	(0.2)	(1.3)
(Gain) loss on disposal of assets and other	1.2	1.1	(6.4)	7.9
Total cost of operations	631.6	477.3	1,887.8	1,141.2
Operating income (loss)	18.8	(42.5)	(32.8)	(297.4)
Other income (expense)
Interest expense	(38.4)	(38.0)	(114.6)	(111.6)
Interest income	6.4	0.8	11.1	5.3
Loss on extinguishment of debt	—	—	—	(6.5)
Foreign currency exchange loss	(5.4)	(0.2)	(5.3)	(0.9)
Distributions from NCM	—	—	—	0.1
Distributions from DCIP	3.7	6.5	3.7	6.5
Interest expense - NCM	(5.8)	(5.9)	(17.5)	(17.7)
Equity in income (loss) of affiliates	0.2	(7.2)	(7.5)	(22.1)
Total other expense	(39.3)	(44.0)	(130.1)	(146.9)
Loss before income taxes	(20.5)	(86.5)	(162.9)	(444.3)
Income tax expense (benefit)	3.4	(8.9)	6.3	(15.6)
Net loss	$(23.9)	$(77.6)	$(169.2)	$(428.7)
Less: Net income (loss) attributable to noncontrolling interests	0.6	0.2	2.7	(0.2)
Net loss attributable to Cinemark Holdings, Inc.	$(24.5)	$(77.8)	$(171.9)	$(428.5)

Weighted average shares outstanding
Basic	118.4	117.3	118.1	117.2
Diluted	118.4	117.3	118.1	117.2
Loss per share attributable to Cinemark Holdings, Inc.'s common stockholders
Basic	$(0.20)	$(0.65)	$(1.43)	$(3.59)
Diluted	$(0.20)	$(0.65)	$(1.43)	$(3.59)

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(23.9)	$(77.6)	$(169.2)	$(428.7)
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	11.6	1.4	34.2	7.9
Foreign currency translation adjustments	(4.6)	(13.8)	(5.9)	(15.0)
Total other comprehensive income (loss), net of tax	7.0	(12.4)	$28.3	$(7.1)
Total comprehensive loss, net of tax	(16.9)	(90.0)	(140.9)	(435.8)
Comprehensive (income) loss attributable to noncontrolling interests	(0.6)	(0.2)	(2.7)	0.2
Comprehensive loss attributable to Cinemark Holdings, Inc.	$(17.5)	$(90.2)	$(143.6)	$(435.6)

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, unaudited)

	Common Stock	Treasury Stock	Additional Paid-In-Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Cinemark Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2022	$0.1	$(91.1)	$1,197.8	$(389.4)	$(394.5)	$322.9	$11.6	$334.5
Issuance of share based awards and share based awards compensation expense	—	—	5.1	—	—	5.1	—	5.1
Stock withholdings related to vesting of share based awards	—	(1.6)	—	—	—	(1.6)	—	(1.6)
Net income (loss)	—	—	—	(74.0)	—	(74.0)	1.5	(72.5)
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	—	—	—	—	18.4	18.4	—	18.4
Amortization of accumulated losses for amended swap agreements	—	—	—	—	1.1	1.1	—	1.1
Foreign currency translation adjustments	—	—	—	—	14.4	14.4	—	14.4
Balance at March 31, 2022	$0.1	$(92.7)	$1,202.9	$(463.4)	$(360.6)	$286.3	$13.1	$299.4
Issuance of share based awards and share based awards compensation expense	—	—	6.0	—	—	6.0	—	6.0
Stock withholdings related to vesting of share based awards	—	(0.5)	—	—	—	(0.5)	—	(0.5)
Net income (loss)	—	—	—	(73.4)	—	(73.4)	0.6	(72.8)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3.0)	(3.0)
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	—	—	—	—	4.2	4.2	—	4.2
Amortization of accumulated losses for amended swap agreements	—	—	—	—	1.1	1.1	—	1.1
Foreign currency translation adjustments	—	—	—	—	(15.7)	(15.7)	—	(15.7)
Balance at June 30, 2022	$0.1	$(93.2)	$1,208.9	$(536.8)	$(371.0)	$208.0	$10.7	$218.7
Issuance of share based awards and share based awards compensation expense	—	—	5.2	—	—	5.2	—	5.2
Stock withholdings related to vesting of share based awards	—	(2.0)	—	—	—	(2.0)	—	(2.0)
Net income (loss)	—	—	—	(24.5)	—	(24.5)	0.6	(23.9)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.7)	(0.7)
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	—	—	—	—	11.6	11.6	—	11.6
Amortization of accumulated losses for amended swap agreements	—	—	—	—	1.1	1.1	—	1.1
Foreign currency translation adjustments	—	—	—	—	(4.6)	(4.6)	—	(4.6)
Balance at September 30, 2022	$0.1	$(95.2)	$1,214.1	$(561.3)	$(362.9)	$194.8	$10.6	$205.4

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)

(in millions, unaudited)

	Common Stock	Treasury Stock	Additional Paid-In-Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Cinemark Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2021	$0.1	$(87.0)	$1,245.6	$27.9	$(398.7)	$787.9	$11.0	$798.9
Impact of adoption of ASU 2020-06, net of deferred taxes	—	—	(73.6)	5.4	—	(68.2)	—	(68.2)
Issuance of share based awards and share based awards compensation expense	—	—	4.7	—	—	4.7	—	4.7
Net loss	—	—	—	(208.3)	—	(208.3)	(0.6)	(208.9)
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	—	—	—	—	5.7	5.7	—	5.7
Amortization of accumulated losses for amended swap agreements	—	—	—	—	1.1	1.1	—	1.1
Foreign currency translation adjustments	—	—	—	—	(9.5)	(9.5)	—	(9.5)
Balance at March 31, 2021	$0.1	$(87.0)	$1,176.7	$(175.0)	$(401.4)	$513.4	$10.4	$523.8
Issuance of share based awards and share based awards compensation expense	—	—	5.9	—	—	5.9	—	5.9
Net income (loss)	—	—	—	(142.4)	—	(142.4)	0.2	(142.2)
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	0.8	0.8	—	0.8
Amortization of accumulated losses for amended swap agreements	—	—	—	—	1.1	1.1	—	1.1
Foreign currency translation adjustments	—	—	—	—	8.3	8.3	—	8.3
Balance at June 30, 2021	$0.1	$(87.0)	$1,182.6	$(317.4)	$(391.2)	$387.1	$10.6	$397.7
Issuance of share based awards and share based awards compensation expense	—	—	6.0	—		6.0		6.0
Net loss	—	—	—	(77.8)	—	(77.8)	0.2	(77.6)
Unrealized gain to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	1.4	1.4	—	1.4
Amortization of accumulated losses for amended swap agreements	—	—	—	—	1.1	1.1	—	1.1
Foreign currency translation adjustments	—	—	—	—	(13.8)	(13.8)	—	(13.8)
Balance at September 30, 2021	$0.1	$(87.0)	$1,188.6	$(395.2)	$(402.5)	$304.0	$10.8	$314.8
The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(169.2)	$(428.7)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Depreciation	179.1	200.3
Amortization of intangible and other assets	1.9	2.0
Amortization of debt issuance costs	8.2	8.0
Interest accrued on NCM screen advertising advances	17.5	17.7
Amortization of NCM screen advertising advances and other deferred revenues	(24.5)	(24.3)
Amortization of accumulated losses for amended swap agreements	3.4	3.4
Share based awards compensation expense	16.2	16.6
Impairment of long-lived and other assets	107.5	7.5
(Gain) loss on disposal of assets and other	(6.4)	7.9
Loss on extinguishment of debt	—	6.5
Non-cash rent expense	(7.5)	(1.8)
Equity in loss of affiliates	7.5	22.1
Deferred income tax benefit	(1.5)	(21.1)
Distributions from equity investees	1.5	0.2
Changes in assets and liabilities and other	(106.0)	141.5
Net cash provided by (used for) operating activities	27.7	(42.2)

Investing activities
Additions to theatre properties and equipment	(65.3)	(57.2)
Proceeds from sale of theatre properties and equipment and other	12.0	2.2
Net cash used for investing activities	(53.3)	(55.0)

Financing activities
Restricted stock withholdings for payroll taxes	(4.1)	—
Proceeds from issuance of senior notes	—	1,170.0
Proceeds from other borrowings	—	9.7
Redemption of senior notes	—	(1,155.0)
Repayments of long-term debt	(14.0)	(7.2)
Payment of debt issuance costs	—	(17.3)
Fees paid related to debt refinancing	—	(2.1)
Payments on finance leases	(10.8)	(11.0)
Other financing activities	(3.7)	—
Net cash used for financing activities	(32.6)	(12.9)

Effect of exchange rate changes on cash and cash equivalents	(17.2)	(2.2)

Decrease in cash and cash equivalents	(75.4)	(112.3)

Cash and cash equivalents:
Beginning of period	707.3	655.3
End of period	$631.9	$543.0

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

* * * * * * * *

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data, unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$386.6	$442.7
Inventories	19.6	15.5
Accounts receivable	52.1	68.8
Current income tax receivable	45.4	46.6
Prepaid expenses and other	51.6	36.2
Accounts receivable from parent	60.5	46.7
Total current assets	615.8	656.5
Theatre properties and equipment, net of accumulated depreciation of $2,132.1 and $1,985.9	1,260.0	1,382.9
Operating lease right-of-use assets, net	1,144.0	1,230.8
Other assets
Goodwill	1,249.2	1,248.8
Intangible assets, net	309.1	310.8
Investment in NCM	28.4	135.4
Investments in affiliates	26.3	25.2
Deferred charges and other assets, net	32.6	22.3
Total other assets	1,645.6	1,742.5
Total assets	$4,665.4	$5,012.7
Liabilities and equity
Current liabilities
Current portion of long-term debt	$22.0	$24.3
Current portion of operating lease obligations	217.9	217.1
Current portion of finance lease obligations	14.6	14.6
Current income tax payable	2.4	—
Accounts payable and accrued expenses	368.5	504.6
Total current liabilities	625.4	760.6
Long-term liabilities
Long-term debt, less current portion	2,023.4	2,028.7
Operating lease obligations, less current portion	987.6	1,078.3
Finance lease obligations, less current portion	91.6	102.6
Long-term deferred tax liability	58.4	57.8
Long-term liability for uncertain tax positions	47.3	45.9
NCM screen advertising advances	340.5	346.0
Other long-term liabilities	36.6	37.9
Total long-term liabilities	3,585.4	3,697.2
Equity
Cinemark USA, Inc.'s stockholder's equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49.5	49.5
Treasury stock, 57,245 Class B shares at cost	(24.2)	(24.2)
Additional paid-in-capital	1,474.5	1,459.0
Retained deficit	(687.6)	(544.0)
Accumulated other comprehensive loss	(368.2)	(397.0)
Total Cinemark USA, Inc.'s stockholder's equity	444.0	543.3
Noncontrolling interests	10.6	11.6
Total equity	454.6	554.9
Total liabilities and equity	$4,665.4	$5,012.7

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(in millions, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Admissions	$324.6	$225.5	$942.3	$435.1
Concession	253.6	164.2	712.6	313.5
Other	72.2	45.1	200.1	95.2
Total revenue	650.4	434.8	1,855.0	843.8
Cost of operations
Film rentals and advertising	180.9	117.0	531.1	216.8
Concession supplies	46.3	28.2	128.8	54.2
Salaries and wages	97.0	67.6	277.0	149.2
Facility lease expense	77.2	68.8	231.2	200.8
Utilities and other	110.4	81.7	303.8	192.0
General and administrative expense	44.4	37.9	131.8	109.7
Depreciation and amortization	58.3	67.2	181.0	202.3
Impairment of long-lived and other assets	15.2	7.5	107.5	7.5
Restructuring costs	—	(0.4)	(0.2)	(1.3)
(Gain) loss on disposal of assets and other	1.2	1.1	(6.4)	7.9
Total cost of operations	630.9	476.6	1,885.6	1,139.1
Operating income (loss)	19.5	(41.8)	(30.6)	(295.3)
Other income (expense)
Interest expense	(32.4)	(31.9)	(96.5)	(93.5)
Interest income	5.2	0.9	9.5	5.3
Loss on extinguishment of debt	—	—	—	(6.5)
Foreign currency exchange loss	(5.4)	(0.2)	(5.3)	(0.9)
Distributions from NCM	—	—	—	0.1
Distributions from DCIP	3.7	6.5	3.7	6.5
Interest expense - NCM	(5.8)	(5.9)	(17.5)	(17.7)
Equity in income (loss) of affiliates	0.2	(7.2)	(7.5)	(22.1)
Total other expense	(34.5)	(37.8)	(113.6)	(128.8)
Loss before income taxes	(15.0)	(79.6)	(144.2)	(424.1)
Income tax benefit	(0.4)	(7.4)	(3.3)	(11.3)
Net loss	$(14.6)	$(72.2)	$(140.9)	$(412.8)
Less: Net income (loss) attributable to noncontrolling interests	0.6	0.2	2.7	(0.2)
Net loss attributable to Cinemark USA, Inc.	$(15.2)	$(72.4)	$(143.6)	$(412.6)

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(14.6)	$(72.2)	$(140.9)	$(412.8)
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	9.8	1.4	31.4	7.9
Foreign currency translation adjustments	(4.6)	(13.8)	(5.9)	(15.0)
Total other comprehensive income (loss), net of tax	5.2	(12.4)	25.5	(7.1)
Total comprehensive loss, net of tax	(9.4)	(84.6)	(115.4)	(419.9)
Comprehensive (income) loss attributable to noncontrolling interests	(0.6)	(0.2)	(2.7)	0.2
Comprehensive loss attributable to Cinemark USA, Inc.	$(10.0)	$(84.8)	$(118.1)	$(419.7)

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, unaudited)

	Common Stock	Treasury Stock	Additional Paid-In-Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Cinemark USA, Inc. Stockholder's Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2022	$49.5	$(24.2)	$1,459.0	$(544.0)	$(397.0)	$543.3	$11.6	$554.9
Issuance of share based awards and share based awards compensation expense	—	—	4.9	—	—	4.9	—	4.9
Net income (loss)	—	—	—	(62.5)	—	(62.5)	1.5	(61.0)
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	—	—	—	—	14.6	14.6	—	14.6
Amortization of accumulated losses for amended swap agreements	—	—	—	—	1.1	1.1	—	1.1
Foreign currency translation adjustments	—	—	—	—	14.4	14.4	—	14.4
Balance at March 31, 2022	$49.5	$(24.2)	$1,463.9	$(606.5)	$(366.9)	$515.8	$13.1	$528.9
Issuance of share based awards and share based awards compensation expense	—	—	5.7	—	—	5.7	—	5.7
Net income (loss)	—	—	—	(65.9)	—	(65.9)	0.6	(65.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3.0)	(3.0)
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	—	—	—	—	7.0	7.0	—	7.0
Amortization of accumulated losses for amended swap agreements	—	—	—	—	1.1	1.1	—	1.1
Foreign currency translation adjustments	—	—	—	—	(15.7)	(15.7)	—	(15.7)
Balance at June 30, 2022	$49.5	$(24.2)	$1,469.6	$(672.4)	$(374.5)	$448.0	$10.7	$458.7
Share based awards compensation expense	—	—	4.9	—	—	4.9	—	4.9
Net income (loss)	—	—	—	(15.2)	—	(15.2)	0.6	(14.6)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.7)	(0.7)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	1.1	1.1	—	1.1
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	—	—	—	—	9.8	9.8	—	9.8
Foreign currency translation adjustments	—	—	—	—	(4.6)	(4.6)	—	(4.6)
Balance at September 30, 2022	$49.5	$(24.2)	$1,474.5	$(687.6)	$(368.2)	$444.0	$10.6	$454.6

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)

(in millions, unaudited)

	Common Stock	Treasury Stock	Additional Paid-In-Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Cinemark USA, Inc. Stockholder's Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2021	$49.5	$(24.2)	$1,310.6	$(163.3)	$(398.6)	$774.0	$11.0	$785.0
Issuance of share based awards and share based awards compensation expense	—	—	4.4	—	—	4.4	—	4.4
Contributions from parent	—	—	120.0	—	—	120.0	—	120.0
Net loss	—	—	—	(202.9)	—	(202.9)	(0.6)	(203.5)
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	—	—	—	—	5.7	5.7	—	5.7
Amortization of accumulated losses for amended swap agreements	—	—	—	—	1.1	1.1	—	1.1
Foreign currency translation adjustments	—	—	—	—	(9.5)	(9.5)	—	(9.5)
Balance at March 31, 2021	$49.5	$(24.2)	$1,435.0	$(366.2)	$(401.3)	$692.8	$10.4	$703.2
Issuance of share based awards and share based awards compensation expense	—	—	5.7	—	—	5.7	—	5.7
Net income (loss)	—	—	—	(137.3)	—	(137.3)	0.2	(137.1)
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	—	—	—	—	0.8	0.8	—	0.8
Amortization of accumulated losses for amended swap agreements	—	—	—	—	1.1	1.1	—	1.1
Foreign currency translation adjustments	—	—	—	—	8.3	8.3	—	8.3
Balance at June 30, 2021	$49.5	$(24.2)	$1,440.7	$(503.5)	$(391.1)	$571.4	$10.6	$582.0
Share based awards compensation expense	—	—	5.8	—	—	5.8	—	5.8
Net loss	—	—	—	(72.4)	—	(72.4)	0.2	(72.2)
Unrealized gain to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	1.5	1.5	—	1.5
Amortization of accumulated losses for amended swap agreements	—	—	—	—	1.1	1.1	—	1.1
Foreign currency translation adjustments	—	—	—	—	(13.8)	(13.8)	—	(13.8)
Balance at September 30, 2021	$49.5	$(24.2)	$1,446.5	$(575.9)	$(402.3)	$493.6	$10.8	$504.4
The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(140.9)	$(412.8)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Depreciation	179.1	200.3
Amortization of intangible and other assets	1.9	2.0
Amortization of debt issuance costs	5.6	5.4
Interest accrued on NCM screen advertising advances	17.5	17.7
Amortization of NCM screen advertising advances and other deferred revenues	(24.5)	(24.3)
Amortization of accumulated losses for amended swap agreements	3.4	3.4
Share based awards compensation expense	15.5	15.9
Impairment of long-lived and other assets	107.5	7.5
(Gain) loss on disposal of assets and other	(6.4)	7.9
Loss on extinguishment of debt	—	6.5
Non-cash rent expense	(7.5)	(1.8)
Equity in loss of affiliates	7.5	22.1
Deferred income tax benefit	(3.3)	(20.9)
Distributions from equity investees	1.5	0.2
Changes in assets and liabilities and other	(109.9)	139.2
Net cash provided by (used for) operating activities	47.0	(31.7)

Investing activities
Additions to theatre properties and equipment	(65.3)	(57.2)
Proceeds from sale of theatre properties and equipment and other	12.0	2.2
Net cash used for investing activities	(53.3)	(55.0)

Financing activities
Restricted stock withholdings for payroll taxes	(4.1)	—
Contributions received from parent	—	120.0
Proceeds from issuance of senior notes	—	1,170.0
Proceeds from other borrowings	—	9.7
Redemption of senior notes	—	(1,155.0)
Repayments of long-term debt	(14.0)	(7.2)
Payment of debt issuance costs	—	(17.3)
Fees paid related to debt refinancing	—	(2.1)
Payments on finance leases	(10.8)	(11.0)
Other financing activities	(3.7)	—
Net cash provided by (used for) financing activities	(32.6)	107.1

Effect of exchange rate changes on cash and cash equivalents	(17.2)	(2.2)

Increase (decrease) in cash and cash equivalents	(56.1)	18.2

Cash and cash equivalents:
Beginning of period	442.7	260.5
End of period	$386.6	$278.7

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

1.
The Company and Basis of Presentation

Cinemark Holdings, Inc. is a holding company and its wholly-owned subsidiary is Cinemark USA, Inc. Holdings consolidates CUSA for financial statement purposes. CUSA comprises a majority of the balance of Holdings’ assets, liabilities and operating cash flows. In addition, CUSA’s revenue comprises 100% and its operating expenses comprise nearly 100% of Holdings’ revenue and operating expenses, respectively. These Notes to Condensed Consolidated Financial Statements include disclosures for Holdings and CUSA and their respective consolidated subsidiaries. Where it is important to distinguish between the entities, this report either refers specifically to Holdings or CUSA. Otherwise, all references to “we,” “our,” “us,” “the Company” or "Cinemark" relate to Cinemark Holdings, Inc. and its consolidated subsidiaries and all references to CUSA relate to CUSA and its consolidated subsidiaries.

The Company and its subsidiaries operate in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay.

The accompanying condensed consolidated balance sheets of Holdings and CUSA as of December 31, 2021, each of which were derived from audited financial statements, and the unaudited condensed consolidated financial statements of Holdings and CUSA, respectively, has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. Majority-owned subsidiaries over which the Company has control are consolidated while those investments in entities of which Holdings or CUSA, as applicable, owns between 20% and 50% and does not control are accounted for under the equity method. Investments in entities of which Holdings or CUSA, as applicable, owns less than 20% are generally accounted for under the cost method, unless Holdings or CUSA, as applicable, is deemed to have the ability to exercise significant influence over the entities, in which case Holdings or CUSA, as applicable, would account for its investment under the equity method. The results of these subsidiaries and entities are included in the condensed consolidated financial statements effective with their formation or from their dates of acquisition. Intercompany balances and transactions are eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2021, included in the Annual Report on Form 10-K filed February 25, 2022 by Holdings and the Annual Report on Form 10-K filed March 9, 2022 by CUSA, as applicable, each under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be achieved for the full year.

Amounts included in the condensed consolidated financial statements of this Quarterly Report on Form 10-Q are rounded in millions with the exception of per share data. The amounts reported in the consolidated financial statements, and the notes thereto, of the Annual Report on Form 10-K for the year ended December 31, 2021 filed by Holdings on February 25, 2022 and by CUSA on March 9, 2022 are rounded in thousands.

2.
Impact of the COVID-19 Pandemic

The COVID-19 pandemic has had an unprecedented impact on the world and the movie exhibition industry with widespread social and economic effects. The Company temporarily closed its theatres in the U.S. and Latin America during March of 2020 at the onset of the COVID-19 outbreak. During that time, the Company implemented various cash preservation strategies, including, but not limited to, temporary personnel and salary reductions, halting non-essential operating and capital expenditures, negotiating modified timing and/or abatement of contractual payments with landlords and other major suppliers, and suspending quarterly dividends paid by Holdings to its shareholders.

Throughout 2020 and 2021 the Company reopened theatres as local restrictions and the status of the COVID-19 pandemic would allow. All of the Company's domestic and international theatres were reopened by the end of the fourth quarter of 2021. The industry’s recovery from the COVID-19 pandemic is still underway and is contingent upon the volume of new film content available, as well as the box office performance of new film content released, consumer sentiment around movie-going and government restrictions. The industry is also adjusting to the evolution of the exclusive theatrical window, competition from streaming platforms, supply chain constraints, inflationary impacts and other economic factors.

Restructuring Charges

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

During June 2020, Company management approved and announced a restructuring plan to realign its operations to create a more efficient cost structure (referred to herein as the “Restructuring Plan”) in response to the COVID-19 pandemic. The Restructuring Plan primarily included a headcount reduction at its domestic corporate office and the permanent closure of certain domestic and international theatres. The Company paid approximately $0.9 related to previously accrued restructuring costs during the nine months ended September 30, 2022. The Company recorded a $0.2 reduction to previously accrued restructuring costs during the nine months ended September 30, 2022 related to the settlement of facility closure costs for certain theatres. The remaining accrued restructuring costs of $0.4, which are primarily related to facility closure costs, are reflected in accounts payable and accrued expenses on the condensed consolidated balance sheet as of September 30, 2022.

3.
New Accounting Pronouncements

Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU 2020-04”) and ASU 2021-01, Reference Rate Reform (Topic 848): Scope, (“ASU 2021-01”). The purpose of ASU 2020-04 is to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. More specifically, the amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2021-01 clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in ASU 2020-04 and ASU 2021-01 are effective as of March 12, 2020 through December 31, 2022. The Company does not expect ASU 2020-04 and ASU 2021-01 to have a material impact on the condensed consolidated financial statements of Holdings or CUSA.

ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, (“ASU 2021-10”). The purpose of ASU 2021-10 is to provide annual disclosure guidance about transactions with a government for which the entity is applying a grant or contribution accounting model by analogy. More specifically, the amendments in ASU 2021-10 require disclosure of a) the nature of the transactions and the related accounting policy used to account for the transactions, b) the line items on the balance sheet and statement of loss, including the amounts applicable to each line item, that are affected by the transactions and c) significant terms and conditions of the transactions, including commitments and contingencies. The amendments in ASU 2021-10 are effective for annual periods beginning after December 15, 2021. The amendments in ASU 2021-10 should be applied either a) prospectively to all transactions at the date of initial application and new transactions that are entered into after the date of initial application or b) retrospectively to those transactions. Holdings and CUSA will provide the disclosures required by ASU 2021-10 in the Form 10-K for the year ended December 31, 2022.

4.
Lease Accounting

Lease Deferrals and Abatements

Upon the temporary closure of theatres in March 2020, the Company began negotiating the deferral of rent and other lease-related payments with its landlords while theatres remained closed. These negotiations resulted in amendments to the leases that involved varying concessions, including the abatement of rent payments during closure, deferral of all or a portion of rent payments to later periods, temporary percentage rent terms and deferrals of rent payments combined with an early exercise of an existing renewal option or extension of the lease term. Total remaining deferred payments as of September 30, 2022 and December 31, 2021 were $5.3 and $31.9, respectively, and are included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

The following table represents the Company’s aggregate lease costs, by lease classification, for the periods presented.

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Lease Cost	Classification	2022	2021	2022	2021
Operating lease costs
Equipment (1)	Utilities and other	$1.0	$0.7	$2.6	$1.6
Real Estate (2)(3)	Facility lease expense	79.5	69.5	236.4	200.9
Total operating lease costs		$80.5	$70.2	$239.0	$202.5

Finance lease costs
Amortization of leased assets	Depreciation and amortization	$3.1	$3.1	$9.4	$9.5
Interest on lease liabilities	Interest expense	1.4	1.4	4.1	4.5
Total finance lease costs		$4.5	$4.5	$13.5	$14.0
(1)
Includes approximately $0.8 and $0.6 of short-term lease payments for the three months ended September 30, 2022 and 2021, respectively. Includes approximately $2.2 and $1.2 of short-term lease payments for the nine months ended September 30, 2022 and 2021, respectively.
(2)
Includes approximately $9.4 and $1.9 of variable lease payments based on a change in index, such as CPI or inflation, variable payments based on revenue or attendance and variable common area maintenance costs for the three months ended September 30, 2022 and 2021, respectively. Includes approximately $27.5 and $(0.1) of variable lease payments based on a change in index, such as CPI or inflation, variable payments based on revenue or attendance and variable common area maintenance costs for the nine months ended September 30, 2022 and 2021, respectively.
(3)
Approximately $0.3 and $0.3 of lease payments are included in general and administrative expense primarily related to office leases for the three months ended September 30, 2022 and 2021, respectively. Approximately $1.0 and $1.0 of lease payments are included in general and administrative expense primarily related to office leases for the nine months ended September 30, 2022 and 2021, respectively.

The following table represents the minimum cash lease payments included in the measurement of lease liabilities and the non-cash addition of lease right-of-use assets for the periods presented.

	Nine Months Ended
	September 30,
Other Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Cash outflows for operating leases	$209.3	$201.4
Cash outflows for finance leases - operating activities	$4.1	$4.5
Cash outflows for finance leases - financing activities	$10.8	$11.0
Non-cash amount of right-of-use assets obtained in exchange for:
Operating lease liability additions, net of write-offs	$78.5	$109.1

As of September 30, 2022, the Company had signed lease agreements with total noncancelable lease payments of approximately $69.3 related to theatre leases that had not yet commenced. The timing of lease commencement is dependent on the completion of construction of the related theatre facility. Additionally, these amounts are based on estimated square footage and costs to construct each facility and may be subject to adjustment upon final completion of each construction project. In accordance with ASC Topic 842, fixed minimum lease payments related to these theatres are not included in the right-of-use assets and lease liabilities as of September 30, 2022.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

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

Accounts receivable as of September 30, 2022 and December 31, 2021 included approximately $19.4 and $23.5, respectively, of receivables related to contracts with customers. The Company did not record any assets related to the costs to obtain or fulfill a contract with customers during the nine months ended September 30, 2022.

Disaggregation of Revenue

The following tables present revenue disaggregated based on major type of good or service and by reportable operating segment.

	Three Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2022
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Admissions revenue	$257.6	$67.0	$324.6	$759.1	$183.2	$942.3
Concession revenue	200.8	52.8	253.6	576.5	136.1	712.6
Screen advertising, screen rental and promotional revenue (2)	20.6	11.3	31.9	60.7	30.7	91.4
Other revenue	32.7	7.6	40.3	88.2	20.5	108.7
Total revenue	$511.7	$138.7	$650.4	$1,484.5	$370.5	$1,855.0

	Three Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2021
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Admissions revenue	$195.3	$30.2	$225.5	$384.4	$50.7	$435.1
Concession revenue	142.6	21.6	164.2	275.0	38.5	313.5
Screen advertising, screen rental and promotional revenue (2)	18.0	4.8	22.8	44.5	7.6	52.1
Other revenue	19.5	2.8	22.3	37.9	5.2	43.1
Total revenue	$375.4	$59.4	$434.8	$741.8	$102.0	$843.8
(1)
U.S. segment revenue excludes intercompany transactions with the international operating segment. See Note 16 for the amount of intercompany eliminations for the periods presented.
(2)
Amount includes amortization of NCM screen advertising advances. See NCM Screen Advertising Advances and Other Deferred Revenue below.

The following tables present revenue disaggregated based on timing of recognition and by reportable operating segment.

	Three Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2022
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$478.9	$123.8	$602.7	$1,401.0	$332.2	$1,733.2
Goods and services transferred over time (2)	32.8	14.9	47.7	83.5	38.3	121.8
Total	$511.7	$138.7	$650.4	$1,484.5	$370.5	$1,855.0

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

	Three Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2021
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$348.4	$53.3	$401.7	$678.4	$91.5	$769.9
Goods and services transferred over time (2)	27.0	6.1	33.1	63.4	10.5	73.9
Total	$375.4	$59.4	$434.8	$741.8	$102.0	$843.8
(1)
U.S. segment revenue excludes intercompany transactions with the international operating segment. See Note 16 for the amount of intercompany eliminations for the periods presented.
(2)
Amount includes amortization of NCM screen advertising advances. See NCM Screen Advertising Advances and Other Deferred Revenue below.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

NCM Screen Advertising Advances and Other Deferred Revenue

The following table presents changes in the Company’s NCM screen advertising advances and other deferred revenue for the nine months ended September 30, 2022.

	NCM screen advertising advances (1)	Other Deferred Revenues (2)
Balance at January 1, 2022	$346.0	$160.3
Amounts recognized as accounts receivable	—	1.0
Cash received from customers in advance	—	163.5
Common units received from NCM	1.3	—
Interest accrued related to significant financing component	17.5	—
Revenue recognized during period	(24.3)	(150.9)
Foreign currency translation adjustments	—	(1.0)
Balance at September 30, 2022	$340.5	$172.9
(1)
See Note 8 for the maturity of NCM screen advertising advances as of September 30, 2022.
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

The table below summarizes the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of September 30, 2022 and when the Company expects to recognize this revenue.

	Twelve Months Ended September 30,
Remaining Performance Obligations	2023	2024	Thereafter	Total
Other deferred revenue	$153.3	$19.6	$—	$172.9

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

6.
Earnings Per Share

The following table presents computations of basic and diluted loss per share for Holdings:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to Cinemark Holdings, Inc.	$(24.5)	$(77.8)	$(171.9)	$(428.5)
Loss allocated to participating share-based awards (1)	0.4	1.5	2.4	7.6
Net loss attributable to common stockholders	$(24.1)	$(76.3)	$(169.5)	$(420.9)

Denominator:
Basic weighted average shares outstanding	118.4	117.3	118.1	117.2
Common equivalent shares for restricted stock units (2)	—	—	—	—
Common equivalent shares for convertible notes and warrants (3)	—	—	—	—
Diluted weighted average shares outstanding	118.4	117.3	118.1	117.2

Basic loss per share attributable to common stockholders	$(0.20)	$(0.65)	$(1.43)	$(3.59)
Diluted loss per share attributable to common stockholders	$(0.20)	$(0.65)	$(1.43)	$(3.59)
(1)
For the three months ended September 30, 2022 and 2021, a weighted average of approximately 1.90 shares and 2.34 shares of restricted stock, respectively, were considered participating securities. For the nine months ended September 30, 2022 and 2021, a weighted average of approximately 1.69 shares and 2.11 shares of restricted stock, respectively, were considered participating securities.
(2)
For the three months ended September 30, 2022 and 2021, approximately 0.18 and 0.10 common equivalent shares for restricted stock units, respectively, were excluded because they were anti-dilutive. For the nine months ended September 30, 2022 and 2021, approximately 0.39 and 0.10 common equivalent shares for restricted stock units, respectively, were excluded because they were anti-dilutive.
(3)
For the three and nine months ended September 30, 2022 and 2021, diluted loss per share excludes the conversion of the 4.50% Convertible Senior Notes into 32.0 shares of common stock, as well as outstanding warrants, as they would be anti-dilutive. See further discussion below.

Share-based awards

Holdings considers its unvested share-based payment awards, which contain non-forfeitable rights to dividends, participating securities, and includes such participating securities in its computation of loss per share pursuant to the two-class method. Basic loss per share for the two classes of stock (common stock and unvested restricted stock) is calculated by dividing net loss by the weighted average number of shares of common stock and unvested restricted stock outstanding during the reporting period. Diluted loss per share is calculated using the weighted average number of shares of common stock plus the potentially dilutive effect of common equivalent shares outstanding determined under both the two-class method and the treasury stock method.

Convertible notes, hedges and warrants

The 4.50% Convertible Senior Notes, discussed further in Note 13 of Holdings' Annual Report on Form 10-K filed February 26, 2021, may be considered dilutive in future periods in which Holdings has net income. The impact of such dilution on earnings per share will be calculated under the if-converted method, which requires that all of the shares of Holdings' common stock issuable upon conversion of the 4.50% Convertible Senior Notes be included in the calculation of diluted EPS assuming conversion at the beginning of the reporting period. The closing price of Holdings' common stock did not exceed the strike price of $18.65 per share (130% of the initial exercise price of $14.35 per share) during at least 20 of the last 30 trading days of the nine months ended September 30, 2022 and, therefore, the 4.50% Convertible Senior Notes are not convertible during the fourth quarter of 2022. The if-converted value of the 4.50% Convertible Senior Notes exceeded the aggregate outstanding principal value of the notes by $54.3 as of September 30, 2022.

Holdings entered into hedge transactions with counterparties in connection with the issuance of the 4.50% Convertible Senior Notes. The convertible note hedge transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to 4.50% Convertible Senior Notes, the number of shares of Holdings' common stock underlying the 4.50% Convertible Notes, which initially gives Holdings the option to purchase approximately 32.0 shares of its common stock at a price of approximately $14.35 per share. Concurrently with entering into the convertible note hedge transactions, Holdings also entered into warrant transactions with each option counterparty whereby Holdings sold to such option counterparty warrants to purchase, subject to customary anti-dilution adjustments, up to the same number of shares of Holdings' common stock, which initially gives the option counterparties the option to purchase approximately 32.0 million shares at a price of approximately $22.08 per share. The economic effect of these transactions is

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

to effectively raise the strike price of the 4.50% Convertible Senior Notes from approximately $18.65 per share of Holdings' common stock to approximately $22.08 per share.

7.
Long Term Debt

Long-term debt of Holdings consisted of the following for the periods presented:

	September 30,	December 31,
	2022	2021
Cinemark Holdings, Inc. 4.500% convertible senior notes due 2025	$460.0	$460.0
Cinemark USA, Inc. term loan due 2025	628.2	633.1
Cinemark USA, Inc. 8.750% senior secured notes due 2025	250.0	250.0
Cinemark USA, Inc. 5.875% senior notes due 2026	405.0	405.0
Cinemark USA, Inc. 5.250% senior notes due 2028	765.0	765.0
Other	21.9	30.2
Total carrying value of long-term debt	$2,530.1	$2,543.3
Less: Current portion	22.0	24.3
Less: Debt issuance costs, net of accumulated amortization	34.6	42.7
Long-term debt, less current portion, net of unamortized debt issuance costs	$2,473.5	$2,476.3

Long-term debt of CUSA consisted of the following for the periods presented:

	September 30,	December 31,
	2022	2021
Cinemark USA, Inc. term loan due 2025	$628.2	$633.1
Cinemark USA, Inc. 8.750% senior secured notes due 2025	250.0	250.0
Cinemark USA, Inc. 5.875% senior notes due 2026	405.0	405.0
Cinemark USA, Inc. 5.250% senior notes due 2028	765.0	765.0
Other	21.9	30.2
Total carrying value of long-term debt	$2,070.1	$2,083.3
Less: Current portion	22.0	24.3
Less: Debt issuance costs, net of accumulated amortization	24.7	30.3
Long-term debt, less current portion, net of unamortized debt issuance costs	$2,023.4	$2,028.7

Senior Secured Credit Facility

CUSA has a senior secured credit facility that includes a $700.0 term loan and a $100.0 revolving credit line (the “Credit Agreement”) which is guaranteed by Holdings. As of September 30, 2022, there was $628.2 outstanding under the term loan and no borrowings were outstanding under the revolving credit line. As of September 30, 2022, $100.0 was available for borrowing under the revolving credit line. Quarterly principal payments of $1.6 are due on the term loan through December 31, 2024, with a final principal payment of $613.4 due on March 29, 2025. The revolving credit line matures on November 28, 2024. The average interest rate on outstanding term loan borrowings under the Credit Agreement as of September 30, 2022 was approximately 4.1% per annum, after giving effect to the interest rate swap agreements discussed below.

Interest Rate Swap Agreements

Below is a summary of the Company's interest rate swap agreements, which are designated as cash flow hedges, as of September 30, 2022:

Notional					Estimated
Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	Fair Value (1)
$137.5	December 31, 2018	2.12%	1-Month LIBOR	December 31, 2024	$6.1
$175.0	December 31, 2018	2.12%	1-Month LIBOR	December 31, 2024	8.0
$137.5	December 31, 2018	2.19%	1-Month LIBOR	December 31, 2024	6.1
				Total	$20.2

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

(1)
Approximately $9.9 of the total is included in prepaid expenses and other and $10.3 is included in deferred charges and other assets, net on the condensed consolidated balance sheet as of September 30, 2022.

Effective March 31, 2020, the Company amended and extended its three then existing interest rate swap agreements, all of which are used to hedge a portion of the interest rate risk associated with the variable interest rates on its term loan debt and qualify for cash flow hedge accounting. Upon amending the interest rate swap agreements effective March 31, 2020, the Company determined that the interest payments hedged with the agreements are still probable to occur, therefore the loss that accumulated on the swaps prior to the amendments is being amortized to interest expense through December 31, 2022, the original maturity dates of the swaps. Approximately $1.1 was recorded in interest expense in the condensed consolidated statements of loss for the three months ended September 30, 2022 and 2021 and $3.4 was recorded in interest expense in the condensed consolidated statements of loss for the nine months ended September 30, 2022 and 2021.

The fair values of the interest rate swaps are recorded on Holdings' and CUSA's condensed consolidated balance sheets as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive loss. The changes in fair value are reclassified from accumulated other comprehensive loss into earnings in the same period that the hedged items affect earnings. The valuation technique used to determine fair value is the income approach and, under this approach, the Company used projected future interest rates as provided by counterparties to the interest rate swap agreements and the fixed rates that the Company is obligated to pay under the agreement. Therefore, the Company's measurements use significant unobservable inputs, which fall in Level 2 of the U.S. GAAP hierarchy as defined by FASB ASC Topic 820-10-35.

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by ASC 820, Fair Value Measurement (“ASC Topic 820”). The table below presents the fair value of the Company's long-term debt as of the periods presented:

	As of
	September 30, 2022	December 31, 2021
Holdings fair value (1)	$2,326.2	$2,749.8
CUSA fair value	$1,798.7	$2,058.0
(1)
Includes the fair value of the 4.500% convertible senior notes of $527.5 and $691.9 as of September 30, 2022 and December 31, 2021, respectively.
8.
Investment in National CineMedia LLC

Below is a summary of activity with NCM included in each of Holdings' and CUSA's condensed consolidated financial statements:

	Investment in NCM	NCM Screen Advertising Advances	Equity in Loss	Other Revenue	Interest Expense - NCM	Cash Received (2)

Balance as of January 1, 2022	$135.4	$(346.0)
Receipt of common units due to annual common unit adjustment ("CUA")	1.3	(1.3)
Screen rental revenue earned under ESA (1)	—	—	$—	$(15.0)	$—	$15.0
Interest accrued related to significant financing component	—	(17.5)	—	—	17.5	—
Equity in loss	(10.3)	—	10.3	—	—	—
Impairment of investment in NCM	(98.0)	—	—	—	—	—
Amortization of screen advertising advances	—	24.3	—	(24.3)	—	—
Balance as of and for the nine months ended September 30, 2022	$28.4	$(340.5)	$10.3	$(39.3)	$17.5	$15.0
(1)
Amounts include the per patron and per digital screen theatre access fees due to CUSA, net of amounts due to NCM for on-screen advertising time provided to the Company's beverage concessionaire of approximately $5.9.
(2)
The Company had a receivable from NCM of $5.1 as of September 30, 2022.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Investment in National CineMedia

NCM operates a digital in-theatre network in the U.S. for providing cinema advertising. The Company entered into an Exhibitor Services Agreement with NCM (“ESA”), pursuant to which NCM primarily provides advertising to our theatres. See Note 8 to Holdings' Annual Report on Form 10-K filed February 25, 2022 and Note 6 to CUSA's Annual Report on From 10-K filed March 9, 2022 for additional discussion of the Company's investment in NCM as well as the accounting for its original NCM membership units and subsequent common unit adjustments.

Common Unit Adjustments

The Company also periodically receives consideration in the form of common units from NCM. Annual adjustments to the common membership units are made primarily based on increases or decreases in the number of theatre screens operated and the impact of these theatres on total attendance. The common units received are recorded at estimated fair value as an increase in the Company's investment in NCM with an offset to NCM screen advertising advances.

During March 2022, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, the Company received an additional 0.5 common units of NCM during April 2022 and recorded the additional common units received at their estimated fair value of $1.3 with a corresponding adjustment to NCM screen advertising advances. The fair value of the common units received was estimated based on the market price of National Cinemedia, Inc. ("NCMI") common stock (Level 1 input as defined in FASB ASC Topic 820) at the time the common units were determined, adjusted for volatility associated with the estimated time period it would take to convert the common units and register the respective shares.

Impairment of NCM Investment

As of September 30, 2022, the Company owned a total of 43.7 common units of NCM representing an ownership interest of approximately 25.5%. Each of the Company’s common units in NCM is convertible into one share of NCMI common stock. As of September 30, 2022, the estimated fair value of the Company’s investment in NCM was approximately $28.4 based on NCMI's stock price as of September 30, 2022 of $0.65 per share (Level 1 input as defined in FASB ASC Topic 820). Because the share price of NCMI was significantly below the Company’s carrying value of NCM per common unit and due to the prolonged recovery of NCM's business, the Company wrote down its investment in NCM to its estimated fair value during the nine months ended September 30, 2022. See Note 12 for impairment expense recorded during the three and nine months ended September 30, 2022 and 2021.

Exhibitor Services Agreement

As discussed above, the Company’s domestic theatres are part of the in-theatre digital network operated by NCM, the terms of which are defined in the ESA. NCM provides advertising to its theatres through its branded “Noovie” pre-show entertainment program and also handles lobby promotions and displays for our theatres. The Company receives a monthly theatre access fee for participation in the NCM network and also earns screen advertising or screen rental revenue on a per patron basis. See Note 8 to Holdings' Annual Report on Form 10-K filed February 25, 2022 and Note 6 to CUSA's Annual Report on Form 10-K filed March 9, 2022 for further discussion of the accounting for revenue earned under the ESA as well as the accounting related to NCM screen advertising advances.

The deferred NCM screen advertising advances are recorded on a straight-line basis over the term of the amended ESA through February 2041. The table below summarizes when the Company expects to recognize this revenue:

	Twelve Months Ended September 30,
Remaining Maturity	2023	2024	2025	2026	2027	Thereafter	Total
NCM screen advertising advances (1)	$9.6	$10.3	$11.0	$11.8	$12.6	$285.2	$340.5
(1)
Amounts are net of the estimated interest to be accrued for the periods presented. See discussion of significant financing component below.

Significant Financing Component

As discussed in Note 8 to Holdings' Annual Report on Form 10-K filed February 25, 2022 and Note 6 to CUSA's Annual Report on Form 10-K filed March 9, 2022, CUSA's ESA with NCM includes an implied significant financing component, as per the guidance in ASC Topic 606. As a result of the significant financing component, the Company recognized incremental screen rental revenue and interest expense of $24.3 and $17.5, respectively, during the nine months ended September 30, 2022 and incremental screen rental revenue and interest expense of $24.0 and $17.7, respectively, during the nine months ended September 30, 2021. The interest expense was calculated using the Company's incremental borrowing rates at the time when the cash was received from the NCM, Inc. IPO and each tranche of common units was received from NCM, which ranged from 4.4% to 8.3%.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

NCM Financial Information

Below is summary financial information for NCM for the periods indicated:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021
Gross revenue	$54.5	$31.7	$157.5	$51.1
Operating loss	$(4.3)	$(18.7)	$(21.2)	$(76.6)
Net loss	$(24.4)	$(35.3)	$(79.0)	$(125.7)

	As of	As of
	September 29, 2022	December 30, 2021
Current assets	$123.5	$115.4
Noncurrent assets	$637.5	$658.0
Current liabilities	$72.7	$67.2
Noncurrent liabilities	$1,162.4	$1,114.7
Members deficit	$(474.1)	$(408.5)

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

9.
Other Investments

Digital Cinema Implementation Partners LLC (“DCIP”)

On February 12, 2007, the Company, AMC and Regal (the “Exhibitors”) entered into a joint venture known as DCIP to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. As of September 30, 2022, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. DCIP also entered into long-term Digital Cinema Deployment Agreements (“DCDAs”) with six major motion picture studios pursuant to which Kasima LLC, one of DCIP’s subsidiaries, received a virtual print fee ("VPF") each time the studio booked a film or certain other content on the leased digital projection systems. Other content distributors entered into similar DCDAs that provided for the payment of VPFs for bookings of the distributor's content on a leased digital projection system. The DCDAs expired in October 2021. Pursuant to the operating agreement between the Exhibitors and DCIP, DCIP began to distribute excess cash generated from their operations to the Exhibitors during 2019. As the DCDAs have expired and the MELA (as defined below) has been terminated, as discussed below, DCIP and its subsidiaries no longer have regular operations, and a final distribution was made during July 2022.

Effective November 1, 2020, the Company amended the master equipment lease agreement (“MELA”) with Kasima LLC, which is an indirect subsidiary of DCIP, resulting in the termination of the MELA. Upon termination of the MELA, the Company received a distribution of the digital projection equipment that it previously leased. As the fair value of the distributed projectors was greater than the Company's investment in DCIP at the time of the distribution, the investment in DCIP was reduced to zero at the time of the distribution. The Company does not recognize undistributed equity in the earnings or loss of its investment in DCIP until such time that future net earnings, less distributions received, surpass the amount of the excess distribution. The investment in DCIP on the condensed consolidated balance sheets of Holdings and CUSA as of December 31, 2021 and September 30, 2022 was $0. DCIP ceased operations at the end of the second quarter of 2022.

The Company received distributions and warranty reimbursements from DCIP for the three and nine months ended September 30, 2022 and 2021 as follows:

	Three Months Ended		Nine Months Ended
Transactions	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Warranty reimbursements (1)	$—	$(0.1)	$—	$(0.8)
Distributions from DCIP (2)	$3.7	$6.5	$3.7	$6.5
(1)
Recorded as a reduction of utilities and other costs on the condensed consolidated statements of loss.
(2)
Cash distributions received from DCIP are not treated as a reduction of the investment balance because, as discussed above, the Company's equity investment in DCIP is zero. Reflected as distributions from DCIP on the condensed consolidated statements of loss.

Other Investment Activity

Below is a summary of activity for each of the Company’s other investees and corresponding changes to the Company's investment balances during the nine months ended September 30, 2022:

	AC JV, LLC	DCDC	FE Concepts	Other	Total
Balance at January 1, 2022	$3.7	$1.8	$19.3	$0.4	$25.2
Cash distributions received	(1.5)	—	—	—	(1.5)
Equity income	1.6	0.1	1.1	—	2.8
Other	—	—	—	(0.2)	(0.2)
Balance at September 30, 2022	$3.8	$1.9	$20.4	$0.2	$26.3

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Transactions with Other Investees

Below is a summary of transactions with each of the Company’s other investees for the three and nine months ended September 30, 2022 and 2021:

		Three Months Ended		Nine Months Ended
Investee	Transactions	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
AC JV, LLC	Event fees paid (1)	$2.1	$0.8	$6.6	$1.4
DCDC	Content delivery fees paid (1)	$0.1	$0.2	$0.4	$0.4
(1)
Included in film rentals and advertising costs on the condensed consolidated statements of loss.
10.
Treasury Stock and Share Based Awards

Treasury Stock - Holdings

Treasury stock represents shares of common stock repurchased or withheld by Holdings and not yet retired. The Company has applied the cost method in recording its treasury shares. Below is a summary of treasury stock activity for the nine months ended September 30, 2022:

	Number of
	Treasury
	Shares	Cost
Balance at January 1, 2022	5.35	$91.1
Restricted stock withholdings (1)	0.24	4.1
Restricted stock forfeitures	0.07	—
Balance at September 30, 2022	5.66	$95.2
(1)
Holdings withheld shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting of restricted stock and restricted stock units. Holdings determined the number of shares to be withheld based upon market values of the common stock of Holdings on the vest dates, which ranged from $15.18 to $18.33 per share.

As of September 30, 2022, Holdings had no plans to retire any shares of treasury stock.

Restricted Stock

Below is a summary of restricted stock activity for the nine months ended September 30, 2022:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2022	2.00	$21.73
Granted	0.88	$16.40
Vested	(0.90)	$19.00
Forfeited	(0.07)	$18.80
Outstanding at September 30, 2022	1.91	$20.66
Unvested restricted stock at September 30, 2022	1.91	$20.66

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

	Nine Months Ended September 30,
	2022	2021
Compensation expense recognized during the period
CUSA employees	$11.3	$13.1
Holdings directors	0.7	0.7
Total recognized by Holdings	$12.0	$13.8

Fair value of vested restricted stock held by:
CUSA employees	$14.6	$1.2
Holdings directors	0.6	1.3
Holdings total	$15.2	$2.5

Income tax benefit (cost) related to vested restricted stock held by:
CUSA employees	$2.4	$(0.4)
Holdings directors	0.1	0.3
Holdings total income tax benefit (cost)	$2.5	$(0.1)

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

During the nine months ended September 30, 2022, Holdings granted 0.88 shares of its restricted stock to certain CUSA employees and its directors. The fair value of the restricted stock granted was determined based on the closing price of Holdings' common stock on the grant dates, which ranged from $13.36 to $17.07 per share. Holdings assumed forfeiture rates for the restricted stock awards that ranged from 0% to 12%. The restricted stock granted during the nine months ended September 30, 2022 vests over periods ranging from one to three years. The recipients of restricted stock are entitled to receive non-forfeitable dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

As of September 30, 2022, the estimated remaining unrecognized compensation expense related to unvested restricted stock awards was as follows:

Estimated
Remaining
Expense
CUSA employees (1)	$23.0
Holdings directors	0.8
Total remaining - Holdings (1)	$23.8
(1)
The weighted average period over which this remaining compensation expense will be recognized by both Holdings and CUSA is approximately 2 years.

Restricted Stock Units

Below is a summary of restricted stock unit activity for the periods presented:

	Nine Months Ended September 30,
	2022	2021
Number of restricted stock units that vested during the period	0.10	0.01
Fair value of restricted stock units that vested during the period	$1.7	$0.3
Accumulated dividends paid upon vesting of restricted stock units	$0.3	$0.1
Compensation expense recognized during the period	$4.2	$2.8
Income tax benefit (cost) related to restricted stock units	$0.1	$(0.5)

During the nine months ended September 30, 2022, Holdings granted performance awards in the form of restricted stock units. The maximum number of shares issuable under the performance awards is 0.8 shares of Holdings' common stock. The performance metrics for these awards are based upon the achievement of pre-established criteria that consists of revenue and consolidated cash flows as defined in the award agreement. The performance measurement period for these performance awards is one year with an additional service requirement to the third anniversary of the date of grant. Each performance target underlying the performance award has a threshold, target and maximum level, with the maximum level equal to 175% of the target award. If the performance metrics meet the threshold level, approximately 29% of the maximum restricted stock units vest. If the performance metrics for the one-year period are at target, approximately 57% of the maximum restricted stock units vest. If the performance metrics are at the maximum, 100% of the maximum restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the achievement of the performance goals is within the targets previously noted. All restricted stock units granted during 2022 will be paid in the form of Holdings' common stock if the participant continues to provide services through the third anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments from the grant date to the extent declared by Holdings if, and at the time that, the restricted stock unit awards vest.

When the performance awards were issued, the Company estimated that the most likely outcome is the achievement of the target level. The fair value of the restricted stock unit awards was determined based on the closing price of Holdings' common stock on the date of grant, which was $16.65 per share. The Company assumed a forfeiture rate of 5% for the restricted stock unit awards. Based on updated performance expectations, the Company determined that the maximum performance level was more likely to be achieved. The Company recorded incremental compensation expense of approximately $0.6 related to the change in estimated performance level during the nine months ended September 30, 2022.

As of September 30, 2022, the estimated remaining unrecognized compensation expense related to outstanding restricted stock units was $12.0. The weighted average period over which this remaining compensation expense will be recognized is approximately two years. As of September 30, 2022, Holdings had restricted stock units outstanding that represented a total of 1.0 hypothetical shares

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

of common stock, net of forfeitures, reflecting actual certified performance levels for restricted stock units granted during 2019 and 2020 and the maximum performance level for the 2022 grant as discussed above, adjusted for estimated forfeitures.

11.
Goodwill and Other Intangible Assets

A summary of the Company's goodwill is as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2022 (1)	$1,182.9	$65.9	$1,248.8
Foreign currency translation adjustments	—	0.4	0.4
Balance at September 30, 2022 (1)	$1,182.9	$66.3	$1,249.2
(1)
Balances are presented net of accumulated impairment losses of $214.0 for the U.S. operating segment and $43.8 for the international operating segment. See discussion of the qualitative impairment analysis performed by the Company as of September 30, 2022 at Note 12.

A summary of the Company's intangible assets is as follows:

	Balance at January 1, 2022	Amortization	Foreign Currency Translation Adjustments	Other (1)	Balance at September 30, 2022
Intangible assets with finite lives:
Gross carrying amount	$81.8	$—	$0.1	$(0.2)	$81.7
Accumulated amortization	(71.1)	(1.8)	—	0.2	(72.7)
Total net intangible assets with finite lives	$10.7	$(1.8)	$0.1	$—	$9.0

Intangible assets with indefinite lives:
Tradename and other	300.1	—	—	—	300.1
Total intangible assets, net	$310.8	$(1.8)	$0.1	$—	$309.1
(1)
Amounts represent the write-off of non-compete agreements that expired during the nine months ended September 30, 2022.

The estimated aggregate future amortization expense for intangible assets is as follows:

Estimated
Amortization
For the three months ended December 31, 2022	$0.6
For the twelve months ended December 31, 2023	2.5
For the twelve months ended December 31, 2024	2.5
For the twelve months ended December 31, 2025	1.9
For the twelve months ended December 31, 2026	1.5
Thereafter	—
Total	$9.0

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

12.
Impairment of Long-Lived Assets

The Company performed a qualitative impairment analysis on its goodwill and tradename intangible assets as of September 30, 2022. As a result of the qualitative assessment, the Company noted no impairment indicators related to its goodwill and tradename intangible assets as of September 30, 2022.

The qualitative impairment analysis, by asset class, is described below:

•
Goodwill – The qualitative assessment of goodwill for each reporting unit considers economic and market conditions, industry trading multiples and the impact of recent developments and events on estimated fair values as compared with its most recent quantitative assessment.
•
Tradename Intangible Assets – The qualitative assessment considers recent developments that may impact revenue forecasts and other estimates as compared with its most recent quantitative assessment.
•
Other Long-lived Assets – The qualitative assessment considers relevant market transactions, industry trading multiples and recent developments that would impact the estimates of future cash flows, which are the primary measure of estimated fair value, as compared with its most recent quantitative impairment assessment.

The Company performed a qualitative impairment analysis on other long-lived assets, namely theatre properties and right-of-use assets, as of September 30, 2022 to determine whether indicators of potential impairment existed at the theatre level, which is the level at which the Company tests its other long-lived assets. If an impairment indicator was identified for a theatre as a result of the qualitative test, then the Company performed a quantitative test for that theatre.

The quantitative evaluation at the theatre level uses estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the theatre’s useful life correlates with the remaining lease period, which includes the probability of the exercise of available renewal periods for leased properties, and the lesser of twenty years or the building’s remaining useful life for owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the carrying value of the asset group (theatre) is compared with its estimated fair value. Significant judgment is involved in estimating fair value, including management’s estimate of future theatre level cash flows for each of the theatres based on projected box office. Fair value is estimated based on a multiple of cash flows. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy, as defined by FASB ASC Topic 820-10-35, are based on projected operating performance, market transactions and industry trading multiples.

Below is a summary of impairment charges for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
U.S. Segment
Theatre properties	$1.1	$4.8	$3.6	$4.8
Theatre operating lease right-of-use assets	2.7	2.6	4.7	2.6
Investment in NCM (1)	11.2	—	98.0	—
U.S. total	15.0	7.4	106.3	7.4

International segment
Theatre properties	0.1	0.1	0.8	0.1
Theatre operating lease right-of-use assets	0.1	—	0.4	—
International total	0.2	0.1	1.2	0.1

Total Impairment	$15.2	$7.5	$107.5	$7.5
(1)
See discussion at Impairment of NCM Investment in Note 8.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

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

Below is a summary of assets and liabilities measured at fair value on a recurring basis under FASB ASC Topic 820 as of September 30, 2022 and December 31, 2021:

		Carrying	Fair Value Hierarchy
Description	As of	Value	Level 1	Level 2	Level 3
Interest rate swap assets (1)	September 30, 2022	$20.2	$—	$20.2	$—

Interest rate swap liabilities (1)	December 31, 2021	$14.6	$—	$14.6	$—
(1)
See further discussion of interest rate swaps at Note 7.

The market approach is used for fair value measurements on a nonrecurring basis in the impairment evaluations of its goodwill, intangible assets and long-lived assets (see Note 11 and Note 12). See additional explanation of fair value measurement techniques used for long-lived assets, goodwill and intangible assets in “Critical Accounting Policies” in the Holdings' Annual Report on Form 10-K for the year ended December 31, 2021, filed February 25, 2022 and the CUSA's Annual Report on Form 10-K for the year ended December 31, 2021, filed March 9, 2022. There were no changes in valuation techniques. There were no transfers into or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2022.

14.
Foreign Currency Translation

The accumulated other comprehensive loss account in Holdings stockholders’ equity of $362.9 and $394.5 and CUSA stockholder's equity of $368.2 and $397.0, each as of September 30, 2022 and December 31, 2021, respectively, primarily includes cumulative foreign currency net losses of $400.4 and $394.5, respectively, from translating the financial statements of the Company's international subsidiaries and the cumulative changes in fair value of the interest rate swap agreements that are designated as hedges.

As of September 30, 2022, all foreign countries where the Company has operations are non-highly inflationary, other than Argentina. In non-highly inflationary countries, the local currency is the same as the functional currency and any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss. The Company deemed Argentina to be highly inflationary beginning July 1, 2018. A highly inflationary economy is defined as an economy with a cumulative inflation rate of 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The financial information of the Company’s Argentina subsidiaries was remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective July 1, 2018.

Below is a summary of the impact of translating the September 30, 2022 and September 30, 2021 financial statements of the Company’s international subsidiaries:

			Other Comprehensive Income (Loss) for
	Exchange Rate as of		Nine Months Ended
Country	September 30, 2022	December 31, 2021	September 30, 2022	September 30, 2021
Brazil	5.40	5.57	$0.4	$(3.4)
Chile	965.80	852.00	(7.7)	(7.9)
Peru	3.99	4.02	0.2	(3.6)
All other			1.2	(0.1)
			$(5.9)	$(15.0)

As noted above, beginning July 1, 2018, Argentina was deemed highly inflationary. A foreign currency exchange loss of $5.1 and gain of $0.4 was recorded for the nine months ended September 30, 2022 and 2021, respectively, as a result of translating Argentina's financial results to U.S. dollars.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

15.
Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Nine Months Ended
	September 30,
	2022	2021
Cash paid for interest by Holdings (1)	$121.0	$89.8
Cash paid for interest by CUSA	$100.3	$69.5
Cash paid (refunds received) for income taxes, net	$2.3	$(136.9)
Cash deposited in (transferred from) restricted accounts (2)	$(2.9)	$7.3
Noncash operating activities:
Interest expense - NCM (see Note 8)	$(17.5)	$(17.7)
Noncash investing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (3)	$4.2	$(2.4)
Investment in NCM – receipt of common units (see Note 8)	$1.3	$10.2
(1)
Includes the cash interest paid by CUSA.
(2)
Represents cash deposited in a collateral account during the period to support the issuance of letters of credit to lenders, net of deposits withdrawn from such accounts upon the repayment of related debt.
(3)
Additions to theatre properties and equipment included in accounts payable as of September 30, 2022 and December 31, 2021 were $12.4 and $8.2, respectively.
16.
Segments - Holdings

The international market and U.S. market are managed as separate reportable operating segments, with the international segment consisting of operations in Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenue. Holdings uses Adjusted EBITDA, as shown in the reconciliation table below, as the primary measure of segment profit and loss to evaluate performance and allocate its resources. The Company does not report total assets by segment because that information is not used to evaluate the performance of or allocate resources between segments.

Holdings revenue, Adjusted EBITDA and capital expenditures by reportable operating segment

Below is a breakdown of selected financial information by reportable operating segment for Holdings:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue
U.S.	$514.4	$376.3	$1,491.6	$743.0
International	138.7	59.3	370.5	101.9
Eliminations	(2.7)	(0.8)	(7.1)	(1.1)
Total revenue	$650.4	$434.8	$1,855.0	$843.8

Adjusted EBITDA
U.S.	$70.7	$44.8	$196.2	$(31.7)
International	28.8	(0.5)	66.8	(27.8)
Total Adjusted EBITDA	$99.5	$44.3	$263.0	$(59.5)

Capital expenditures
U.S.	$20.2	$22.4	$50.7	$47.5
International	4.5	2.0	14.6	9.7
Total capital expenditures	$24.7	$24.4	$65.3	$57.2

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

The following table sets forth a reconciliation of net loss to Adjusted EBITDA for Holdings:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(23.9)	$(77.6)	$(169.2)	$(428.7)
Add (deduct):
Income tax expense (benefit)	3.4	(8.9)	6.3	(15.6)
Interest expense (1)	38.4	38.0	114.6	111.6
Other expense, net (2)	4.5	12.5	19.2	35.3
Cash distributions from other equity investees (3)	—	—	1.5	0.2
Depreciation and amortization	58.3	67.2	181.0	202.3
Impairment of long-lived and other assets	15.2	7.5	107.5	7.5
Restructuring costs	—	(0.4)	(0.2)	(1.3)
(Gain) loss on disposal of assets and other	1.2	1.1	(6.4)	7.9
Loss on extinguishment of debt	—	—	—	6.5
Non-cash rent expense	(2.8)	(1.1)	(7.5)	(1.8)
Share based awards compensation expense	5.2	6.0	16.2	16.6
Adjusted EBITDA	$99.5	$44.3	$263.0	$(59.5)
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

Financial Information About Geographic Areas

Below is a breakdown of selected financial information for the Company by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue	2022	2021	2022	2021
U.S.	$514.4	$376.3	$1,491.6	$743.0
Brazil	45.2	20.6	133.1	30.5
Other international countries	93.5	38.6	237.4	71.4
Eliminations	(2.7)	(0.7)	(7.1)	(1.1)
Total	$650.4	$434.8	$1,855.0	$843.8

	As of	As of
Theatre Properties and Equipment, net	September 30, 2022	December 31, 2021
U.S.	$1,105.4	$1,208.7
Brazil	49.6	56.8
Other international countries	105.0	117.4
Total	$1,260.0	$1,382.9

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

17.
Related Party Transactions

A subsidiary of the Company manages a theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell, our founder and a member of Holdings' Board of Directors, owns, both directly and indirectly, approximately 8.5% of Holdings common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenue. The Company recorded $0.5 and $0.2 of management fee revenue during the nine months ended September 30, 2022 and 2021, respectively. All such amounts are included in each of Holdings' and CUSA's condensed consolidated financial statements with the intercompany amounts eliminated in consolidation. During the nine months ended September 30, 2022, cash distributions of $2.4 were paid to Lone Star Theatres, Inc. as required by the partnership agreement, which were recorded as a reduction of noncontrolling interests on the condensed consolidating balance sheet.

Walter Hebert, Mr. Mitchell’s brother-in-law, previously served as the Executive Vice President – Purchasing of the Company and retired in July 2021. Mr. Hebert served as a consultant until July 2022. During the nine months ended September 30, 2022, the Company paid Mr. Hebert $0.2 related to consulting services.

A subsidiary of the Company leases 13 theatres from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Holdings' directors and is an officer of the general partner of Syufy. For the nine months ended September 30, 2022 and 2021, the Company paid total rent of $16.7 and $17.9, respectively, to Syufy. CUSA provides digital equipment support to drive-in theatres owned by Syufy. The Company recorded management fees of $0.1 and $0.1 related to these services during each of the nine months ended September 30, 2022 and 2021, respectively.

A subsidiary of the Company has a 50% voting interest in FE Concepts, a joint venture with AWSR, an entity owned by Lee Roy Mitchell and Tandy Mitchell. FE Concepts operates a family entertainment center that offers bowling, gaming, movies and other amenities. See Note 9 for further discussion. CUSA has a theatre services agreement with FE Concepts under which the Company receives service fees for providing film booking and equipment monitoring services for the facility.

CUSA has paid certain fees on behalf of its parent, Holdings, and Holdings has paid income taxes and other expenses on behalf of CUSA. The net receivable from Holdings as of September 30, 2022 and December 31, 2021 was $60.5 and $46.7, respectively. CUSA received contributions from Holdings of $120.0 during the nine months ended September 30, 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cinemark Holdings, Inc. is a holding company and its wholly-owned subsidiary is Cinemark USA, Inc. Holdings consolidates CUSA for financial statement purposes. CUSA comprises approximately the entire balance of Holdings’ assets, liabilities and operating cash flows. In addition, CUSA’s revenue comprises 100% and its operating expenses comprise nearly 100% of Holdings’ revenue and operating expenses, respectively. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report. Where it is important to distinguish between the entities, we either refer specifically to Holdings or CUSA. Otherwise, all references to “we,” “our,” “us,” “the Company” or "Cinemark" relate to Cinemark Holdings, Inc. and its consolidated subsidiaries and all references to CUSA relate to CUSA and its consolidated subsidiaries. Amounts included in the following discussion, except for screens, average screens, average ticket price and concessions revenue per patron, are rounded in millions.

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. As of September 30, 2022, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 16 to our condensed consolidated financial statements.

Impact of COVID-19 Pandemic

The COVID-19 pandemic has had an unprecedented impact on the world and the movie exhibition industry with widespread social and economic effects. We temporarily closed our theatres in the U.S. and Latin America during March of 2020 at the onset of the COVID-19 outbreak. During that time, we implemented various cash preservation strategies, including, but not limited to, temporary personnel and salary reductions, halting non-essential operating and capital expenditures, negotiating modified timing and/or abatement of contractual payments with landlords and other major suppliers, and suspending quarterly dividends paid by Holdings to its shareholders.

Throughout 2020 and 2021 we reopened theatres as local restrictions and the status of the COVID-19 pandemic would allow. All of our domestic and international theatres were reopened by the end of the fourth quarter of 2021. The industry’s recovery from the COVID-19 pandemic is still underway and is contingent upon the volume of new film content available, as well as the box office performance of new film content released, consumer sentiment around movie-going and government restrictions. The industry is also adjusting to the evolution of the exclusive theatrical window, competition from streaming platforms, supply chain constraints, inflationary impacts and other economic factors.

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

Films leading the box office during the nine months ended September 30, 2022 included the carryover of Spider-Man: No Way Home as well as new releases including Top Gun: Maverick, Doctor Strange in the Multiverse of Madness, Jurassic World: Dominion, The Batman, Minions: The Rise of Gru, Thor: Love and Thunder, Sonic the Hedgehog 2, Elvis, Uncharted, Nope, Lightyear, The Lost City and Bullet Train. Films scheduled for release during the three months ending December 31, 2022 include Black Panther: Wakanda Forever, Black Adam, Puss in Boots: The Last Wish, Smile, Ticket to Paradise and the highly anticipated sequel, Avatar: The Way of Water, among other films. There are several key factors impacting the industry box office's recovery from the COVID-19 pandemic, including the availability and quality of new films released, the duration of the exclusive theatrical windows and evolving consumer behavior with competition from streaming platforms and other forms of entertainment.

Film rental costs are variable in nature and fluctuate with our admissions revenue. Film rental costs as a percentage of revenue are generally higher for periods in which more blockbuster films are released. The Company received virtual print fees from studios for certain of its international locations, which are included as a contra-expense in film rental and advertising costs on the condensed consolidated statements of loss. However, these costs were fully recovered during 2021. Virtual print fees (VPFs) were not received during 2022 and will not be received in future periods. Advertising costs, which are expensed as incurred, are primarily related to reigniting theatrical moviegoing, increasing loyalty to Cinemark and building our audiences. These expenses vary depending on the timing and length of such campaigns.

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

Results of Operations

The following table sets forth, for the periods indicated, the amounts for certain items reflected in operating income (loss) of Holdings along with each of those items as a percentage of revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating data (in millions):
Revenue
Admissions	$324.6	$225.5	$942.3	$435.1
Concession	253.6	164.2	712.6	313.5
Other	72.2	45.1	200.1	95.2
Total revenue	$650.4	$434.8	$1,855.0	$843.8
Cost of operations
Film rentals and advertising	180.9	117.0	531.1	216.8
Concession supplies	46.3	28.2	128.8	54.2
Salaries and wages	97.0	67.6	277.0	149.2
Facility lease expense	77.2	68.8	231.2	200.8
Utilities and other	110.4	81.7	303.8	192.0
General and administrative expense (1)	45.1	38.6	134.0	111.8
Depreciation and amortization	58.3	67.2	181.0	202.3
Impairment of long-lived and other assets	15.2	7.5	107.5	7.5
Restructuring costs	—	(0.4)	(0.2)	(1.3)
(Gain) loss on disposal of assets and other	1.2	1.1	(6.4)	7.9
Total cost of operations (1)	631.6	477.3	1,887.8	1,141.2
Operating income (loss) (1)	$18.8	$(42.5)	$(32.8)	$(297.4)

Operating data as a percentage of total revenue:
Revenue
Admissions	49.9%	51.9%	50.8%	51.6%
Concession	39.0%	37.8%	38.4%	37.2%
Other	11.1%	10.3%	10.8%	11.2%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of operations (2)
Film rentals and advertising	55.7%	51.9%	56.4%	49.8%
Concession supplies	18.3%	17.2%	18.1%	17.3%
Salaries and wages	14.9%	15.5%	14.9%	17.7%
Facility lease expense	11.9%	15.8%	12.5%	23.8%
Utilities and other	17.0%	18.8%	16.4%	22.8%
General and administrative expense	6.9%	8.9%	7.2%	13.2%
Depreciation and amortization	9.0%	15.5%	9.8%	24.0%
Impairment of long-lived and other assets	2.3%	1.7%	5.8%	0.9%
Restructuring costs	—%	(0.1)%	—%	(0.2)%
(Gain) loss on disposal of assets and other	0.2%	0.3%	(0.3)%	0.9%
Total cost of operations	97.1%	109.8%	101.8%	135.2%
Operating income (loss)	2.9%	(9.8)%	(1.8)%	(35.2)%
Average screen count (month end average)	5,843	5,876	5,850	5,890
(1)
The only difference between components of operating income (loss) for Holdings, as presented above, and those of CUSA is incremental general and administrative expense recognized by Holdings. The following table sets forth, for the periods indicated, the amounts for general and administrative expense, total cost of operations and operating income (loss) of CUSA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating data (in millions):
Cost of operations
General and administrative expense	$44.4	$37.9	$131.8	$109.7
Total cost of operations	$630.9	$476.6	$1,885.6	$1,139.1
Operating income (loss)	$19.5	$(41.8)	$(30.6)	$(295.3)
(2)
All costs are expressed as a percentage of total revenue, except film rentals and advertising, which are expressed as a percentage of admissions revenue, and concession supplies, which are expressed as a percentage of concession revenue.

Three months ended September 30, 2022 (the “third quarter of 2022”) versus the three months ended September 30, 2021 (the “third quarter of 2021”).

The COVID-19 pandemic has had an ongoing impact on the movie exhibition industry. When comparing the results for the third quarter of 2022 with the third quarter of 2021, the following should be noted:

•
All of our domestic and international theatres were open during the third quarter of 2022 while certain of our domestic and international theatres were temporarily closed for portions of the third quarter of 2021.
•
There was a reduced volume of films released theatrically during both periods, although to a lesser extent in the third quarter 2022.
o
The North American Industry box office exceeded $1.9 billion during the third quarter of 2022, which included blockbuster films such as Minions: The Rise of Gru, Thor: Love and Thunder, Top Gun: Maverick, Nope, Elvis and Bullet Train.
o
The North American Industry box office totaled approximately $1.4 billion during the third quarter of 2021 with a limited number of new releases, which included Shang-Chi and the Legend of the Ten Rings, Black Widow, Jungle Cruise and Free Guy.

Revenue. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenue.

	U.S. Operating Segment		International Operating Segment			Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,			Three Months Ended September 30,
	2022	2021	2022	2021	Constant Currency (3) 2022	2022	2021
Admissions revenue	$257.6	$195.3	$67.0	$30.2	$76.9	$324.6	$225.5
Concession revenue	200.8	142.6	52.8	21.6	60.9	253.6	164.2
Other revenue (1)	53.3	37.6	18.9	7.5	21.7	72.2	45.1
Total revenue (1)	$511.7	$375.5	$138.7	$59.3	$159.5	$650.4	$434.8
Attendance	29.5	21.5	18.9	9.2		48.4	30.7
Average ticket price (2)	$8.73	$9.08	$3.54	$3.28	$4.07	$6.71	$7.35
Concession revenue per patron (2)	$6.81	$6.63	$2.79	$2.35	$3.22	$5.24	$5.35

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
•
U.S. Attendance increased 37.2% to 29.5 million patrons during the third quarter of 2022 compared with 21.5 million patrons during the third quarter of 2021 due to the improved state of the COVID-19 pandemic and a more consistent cadence of new film releases with broad consumer appeal. Average ticket price decreased to $8.73 during the third quarter of 2022 compared with $9.08 during the third quarter of 2021 driven by a higher mix of matinee and weekday showtimes, fewer Private Watch Parties and the impact of National Cinema Day, partially offset by strategic pricing initiatives. Concessions revenue per patron increased 2.7% to $6.81 during the third quarter of 2022 compared with $6.63 during the third quarter of 2021 primarily driven by strategic pricing initiatives, partially offset by the impact of discounted concessions during National Cinema Day. Other revenue for the third quarter of 2022 increased 41.8% to $53.3 million compared with $37.6 million during the third quarter of 2021 primarily due to attendance growth, which drove an increase in screen advertising, transaction fees, and promotional revenue.
•
International. Attendance increased 105.4% to 18.9 million patrons during the third quarter of 2022 compared with 9.2 million patrons during the third quarter of 2021 due to the lifting of COVID-19 related restrictions as well as a more consistent cadence of new film releases with broad consumer appeal. Average ticket price was $3.54 for the third quarter of 2022 as reported, $4.07 in constant currency, compared with $3.28 for the third quarter of 2021. The increase in average ticket price in constant currency was primarily due to inflationary and strategic pricing actions and higher premium ticket mix. Concession revenue per patron was $2.79 as reported, $3.22 in constant currency, for the third quarter of 2022 compared with $2.35 in the third quarter of 2021. The increase in concession revenue per patron in constant currency was due to inflationary and strategic pricing actions and higher purchase incidence. Other revenue for the third quarter of 2022 increased 152.0% to $18.9 million compared with $7.5 million during the third period of 2021 primarily due to the growth in attendance, which drove an increase in screen advertising, transaction fees and promotional revenue.

Cost of Operations. The table below, presented by reportable operating segment, summarizes our year-over-year theatre operating costs.

	U.S. Operating Segment		International Operating Segment			Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,			Three Months Ended September 30,
	2022	2021	2022	2021	Constant Currency (1) 2022	2022	2021
Film rentals and advertising	$147.1	$101.9	$33.8	$15.1	$38.9	$180.9	$117.0
Concession supplies	$34.8	$23.0	$11.5	$5.2	$13.2	$46.3	$28.2
Salaries and wages	$81.9	$58.0	$15.1	$9.6	$17.3	$97.0	$67.6
Facility lease expense	$61.9	$58.8	$15.3	$10.0	$17.3	$77.2	$68.8
Utilities and other	$85.4	$68.1	$25.0	$13.6	$28.0	$110.4	$81.7
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
•
U.S. Film rentals and advertising costs for the third quarter of 2022 were 57.1% of admissions revenue compared with 52.2% for the third quarter of 2021. The rate for the third quarter of 2022 reflected the success of new film releases as discussed above, which skewed higher on sliding film rental scales. The rate for the third quarter of 2021 reflected limited new film releases and the impact of library content. Concession supplies expense for the third quarter of 2022 was 17.3% of concession revenue compared with 16.1% of concession revenue for the third quarter of 2021. The increase in the concession supplies rate was due to inflationary and supply chain pressures on concession costs, partially offset by the impact of strategic pricing initiatives on concession sales.

Salaries and wages increased to $81.9 million for the third quarter of 2022 compared with $58.0 million for the third quarter of 2021 as a result of significantly higher attendance, expanded operating hours, wage rate increases with average hourly rates up 11% compared with the third quarter of 2021 and additional labor required for expanded food and beverage offerings. These increases were partially offset by efficiencies and streamlined operations. Facility lease expense, which is primarily fixed in nature, increased to $61.9 million for the third quarter of 2022 due to new theatres and an increase in common area maintenance costs. Utilities and other costs increased to $85.4 million for the third quarter of 2022, as many of these costs, such as janitorial costs, utilities costs, credit card fees, repairs and maintenance and security costs, are variable in nature and increased due to the expansion of operating hours, a significant increase in attendance and inflationary pressures.

•
International. Film rentals and advertising costs for the third quarter of 2022 were 50.4% of admissions revenue compared with 50.0% for the third quarter of 2021. Concession supplies expense was 21.8% of concessions revenue for the third quarter of 2022 compared with 24.1% of concession revenue for the third quarter of 2021. The decrease in concessions supplies rate was primarily driven by the impact of strategic pricing initiatives on concession sales.

Salaries and wages increased to $15.1 million as reported for the third quarter of 2022 due to the significantly higher attendance, expanded operating hours and wage rate increases. Facility lease expense increased to $15.3 million as reported for the third quarter of 2022. The increase was due to higher percentage rent driven by higher revenue and the return of minimum rent thresholds compared with the third quarter of 2021. Utilities and other costs increased to $25.0 million as reported as many of these costs are variable in nature, such as utilities, screen advertising commissions, credit card fees, janitorial costs and repairs and maintenance, and were impacted by the significant increase in attendance in the third quarter of 2022. These expenses, as reported, were also impacted by exchange rates in each of the countries in which we operate.

General and Administrative Expense. General and administrative expense for Holdings increased to $45.1 million for the third quarter of 2022 compared with $38.6 million for the third quarter of 2021. General and administrative expense attributable to CUSA increased to $44.4 million for the third quarter of 2022 compared with $37.9 million for the third quarter of 2021. The increase for both Holdings and CUSA is primarily due to higher staffing levels, wages and benefits inflation, professional fees and a shift to cloud-based software.

Depreciation and Amortization. Depreciation and amortization expense decreased to $58.3 million for the third quarter of 2022 compared with $67.2 million for the third quarter of 2021 primarily due to the impairment of theatre assets during 2021.

Impairment of Long-Lived and Other Assets. We recorded asset impairment charges on assets held and used of $15.2 million for the third quarter of 2022. Long-lived asset impairment charges of approximately $4.0 million were recorded primarily due to the prolonged recovery of certain theatres from the COVID-19 pandemic. In addition, we recorded an impairment of $11.2 million for our investment in NCM, as NCMI’s stock price was significantly below the Company’s carrying value of NCM per common unit and due to the prolonged recovery of NCM's business. See Note 12 to our condensed consolidated financial statements for a discussion of impairment analyses performed and a summary of impairment recorded. We recorded asset impairment charges on assets held and used of $7.5 million for the third quarter of 2021, all of which were long-lived asset impairment charges, primarily due to the limited recovery of certain theatres as a result of the impact of the COVID pandemic.

Loss on Disposal of Assets and Other. A loss on disposal of assets and other of $1.2 million was recorded during the third quarter of 2022 compared with a loss of $1.1 million during the third quarter of 2021. Activity for the third quarter of 2022 was primarily related to the write-off of assets for a closed theatre and the write-off of assets at certain remodeled theatres. Activity for the third quarter of 2021 was primarily related to the removal and disposal of assets at closed theatres.

Interest Expense. Interest expense for Holdings, which includes amortization of debt issuance costs and amortization of accumulated losses for swap amendments, increased to $38.4 million during the third quarter of 2022 compared with $38.0 million for the third quarter of 2021. Interest expense attributable to CUSA, which includes amortization of debt issuance costs and amortization of accumulated losses for swap amendments, increased to $32.4 million during the third quarter of 2022 compared with $31.9 million for the third quarter of 2021. The increase for both Holdings and CUSA was primarily due to the increase in variable interest rates. See further discussion at Financing Activities below.

Equity in Income (Loss) of Affiliates. Equity in income of affiliates of $0.2 million was recorded during the third quarter of 2022 compared with a loss of $(7.2) million during the third quarter of 2021. The improvement in equity in income (loss) of affiliates is due to the ongoing recovery of our equity investees’ performance as the industry continues to recover. See Notes 8 and 9 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes - Holdings. An income tax expense of $3.4 million was recorded for the third quarter of 2022 compared with an income tax benefit of $(8.9) million for the third quarter of 2021. The effective tax rate was approximately (16.6)% for the third quarter of 2022 compared with 10.3% for the third quarter of 2021. The effective tax rate for the third quarter of 2022 was impacted by valuation allowances related to certain deferred tax assets for which the ultimate realization is uncertain. For the third quarter of 2022, we utilized the annual effective tax rate (“AETR”) method to calculate our interim tax provision. Income tax provisions for interim (quarterly) periods are generally based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Income Taxes - CUSA. An income tax benefit of $(0.4) million was recorded for the third quarter of 2022 compared with an income tax benefit of $(7.4) million for the third quarter of 2021. The effective tax rate was approximately 2.7% for the third quarter of 2022 compared with 9.3% for the third quarter of 2021. The effective tax rate for the third quarter of 2022 was impacted by valuation allowances related to certain deferred tax assets for which the ultimate realization is uncertain. For the third quarter of 2022, we utilized the annual effective tax rate (“AETR”) method to calculate our interim tax provision. . Income tax provisions for interim (quarterly) periods are generally based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Nine months ended September 30, 2022 (the “2022 period”) versus the nine months ended September 30, 2021 (the “2021 period”)

The COVID-19 pandemic has had an ongoing impact on the movie exhibition industry. When comparing the results for the 2022 period with the 2021 period, the following should be noted:

•
All of our domestic and international theatres were open during the 2022 period while certain of our domestic and international theatres were temporarily closed for portions of the 2021 period.
•
There was a reduced volume of films released theatrically during both periods, although to a lesser extent during the 2022 period.
o
The North American Industry box office exceeded $5.6 billion during the 2022 period, which included blockbuster films such as Top Gun: Maverick, Doctor Strange in the Multiverse of Madness, Jurassic World: Dominion, The Batman, Minions: The Rise of Gru, Thor: Love and Thunder, Sonic the Hedgehog 2, Elvis, Uncharted and Nope.
o
The North American Industry box office totaled approximately $2.4 billion during the 2021 period with library content and a limited number of new releases, which included Shang-Chi and the Legend of the Ten Rings, Black Widow, F9 The Fast Saga, A Quiet Place Part II, Jungle Cruise, Free Guy, Godzilla vs. Kong, Cruella, Space Jam: A New Legacy and The Conjuring: The Devil Made Me Do It.

Revenue. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenue.

	U.S. Operating Segment		International Operating Segment			Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	2022	2021	Constant Currency (3) 2022	2022	2021
Admissions revenue	$759.1	$384.4	$183.2	$50.7	$199.5	$942.3	$435.1
Concession revenue	576.5	275.0	136.1	38.5	149.7	712.6	313.5
Other revenue (1)	148.9	82.5	51.2	12.7	55.3	200.1	95.2
Total revenue (1)	$1,484.5	$741.9	$370.5	$101.9	$404.5	$1,855.0	$843.8
Attendance	84.2	41.8	49.3	15.7		133.5	57.5
Average ticket price (2)	$9.02	$9.20	$3.72	$3.23	$4.05	$7.06	$7.57
Concession revenue per patron (2)	$6.85	$6.58	$2.76	$2.45	$3.04	$5.34	$5.45
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
•
U.S. Attendance increased 101.4% to 84.2 million patrons during the 2022 period compared with 41.8 million patrons during the 2021 period due to the improved state of the COVID-19 pandemic and a more consistent cadence of new film releases with broad consumer appeal. Average ticket price decreased to $9.02 during the 2022 period compared with $9.20 during the 2021 period driven by a higher mix of matinee and weekday showtimes and fewer Private Watch Parties, partially offset by strategic pricing initiatives. Concession revenue per patron increased 4.1% to $6.85 during the 2022 period compared with $6.58 during the 2021 period primarily driven by strategic pricing initiatives. Other revenue for the 2022 period increased 80.5% to $148.9 million compared with $82.5 million during the 2021 period primarily due to attendance growth, which drove an increase in transaction fees, screen advertising and promotional revenue.
•
International. Attendance increased 214.0% to 49.3 million patrons during the 2022 period compared with 15.7 million patrons during the 2021 period due to the lifting of COVID-19 related restrictions as well as a more consistent cadence of new film releases with broad consumer appeal. Average ticket price was $3.72 as reported, $4.05 in constant currency, compared with the 2021 period of $3.23. The increase in average ticket price in constant currency was primarily the result of strategic pricing actions and higher premium ticket mix. Concession revenue per patron was $2.76 as reported, $3.04 in constant currency, for the 2022 period compared with $2.45 for the 2021 period. The increase in concession revenue per patron in constant currency was due to strategic pricing actions and higher purchase incidence. Other revenue for the 2022 period increased 303.1% to $51.2 million compared with $12.7 million during the 2021 period primarily due to higher attendance, which drove an increase screen advertising, transaction fees and promotional revenue.

Cost of Operations. The table below, presented by reportable operating segment, summarizes our year-over-year theatre operating costs.

	U.S. Operating Segment		International Operating Segment			Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	2022	2021	Constant Currency (1) 2022	2022	2021
Film rentals and advertising	$439.0	$191.5	$92.1	$25.3	$100.6	$531.1	$216.8
Concession supplies	$98.9	$44.6	$29.9	$9.6	$32.9	$128.8	$54.2
Salaries and wages	$233.4	$126.4	$43.6	$22.8	$47.5	$277.0	$149.2
Facility lease expense	$187.6	$177.7	$43.6	$23.1	$46.8	$231.2	$200.8
Utilities and other	$234.8	$161.0	$69.0	$31.0	$74.0	$303.8	$192.0
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
•
U.S. Film rentals and advertising costs for the 2022 period were 57.8% of admissions revenue compared with 49.8% for the 2021 period. The rate for the 2022 period reflected the success of new film releases as discussed above. The rate for the 2021 period reflected the release of limited new films which skewed lower on our negotiated film rental scales and the impact of library content. Concession supplies expense for the 2022 period was 17.2% of concession revenue compared with 16.2% of concession revenue for the 2021 period. The increase in the concession supplies rate was due to inflationary and supply chain pressures on certain concession categories, partially offset by the impact of strategic pricing initiatives on concession sales.

Salaries and wages increased to $233.4 million for the 2022 period compared with $126.4 million for the 2021 period as a result of significantly higher attendance, expanded operating hours and wage rate increases with average hourly rates up approximately 12% over the 2021 period, partially offset by efficiencies and streamlined operations. Facility lease expense increased to $187.6 million primarily due to new theatres and an increase in common area maintenance costs. Utilities and other costs increased to $234.8 million, as many of these costs, such as janitorial costs, utilities costs, credit card fees, repairs and maintenance and security costs, are variable in nature and were impacted by the expansion of operating hours, a significant increase in attendance and inflationary pressures.

•
International. Film rentals and advertising costs for the 2022 period were 50.3% of admissions revenue compared with 49.9% for the 2021 period. The increase in the film rentals and advertising rate was a result of the increase in new film content and the expiration of VPFs received in certain countries. Concession supplies expense was 22.0% of concessions revenue compared with 24.9% of concession revenue for the 2021 period. The decrease in concessions supplies rate was primarily driven by the impact of strategic pricing initiatives on concession sales.

Salaries and wages increased to $43.6 million as reported for the 2022 period due to the significantly higher attendance, expanded operating hours and wage rate increases. Facility lease expense increased to $43.6 million as reported for the 2022 period. The increase was due to higher percentage rent driven by higher revenue and the return of minimum rent thresholds compared with the 2021 period. Utilities and other costs increased to $69.0 million as reported, as many of these costs are variable in nature, such as utilities, credit card fees, screen advertising commissions, janitorial costs and repairs and maintenance, and were impacted by the significant increase in attendance. These expenses, as reported, were also impacted by exchange rate fluctuations in each of the countries in which we operate.

General and Administrative Expense. General and administrative expense for Holdings increased to $134.0 million for the 2022 period compared with $111.8 million for the 2021 period. General and administrative expense attributable to CUSA increased to $131.8 million for the 2022 period compared with $109.7 million for the 2021 period. The increase is primarily due to higher staffing levels, incentive-based compensation, professional fees and a shift to cloud-based software.

Depreciation and Amortization. Depreciation and amortization expense decreased to $181.0 million for the 2022 period compared with $202.3 million for the 2021 period primarily due to the impairment of theatre assets during 2021.

Impairment of Long-Lived and Other Assets. We recorded asset impairment charges on assets held and used of $107.5 million for the 2022 period. Long-lived asset impairment charges of approximately $107.5 million were recorded primarily due to the prolonged recovery of certain theatres from the COVID pandemic. In addition, we recorded an impairment of $98.0 million for our investment in NCM as NCMI’s stock price was significantly below the Company’s carrying value of NCM per common unit and due to the prolonged recovery of NCM's business. We recorded asset impairment charges on assets held and used of $7.5 million for the 2021 period. See Note 12 to our condensed consolidated financial statements for a discussion of impairment analyses performed and a summary of impairment recorded.

(Gain) Loss on Disposal of Assets and Other. A gain on disposal of assets and other of $(6.4) million was recorded for the 2022 period compared with a loss of $7.9 million for the 2021 period. Activity for the 2022 period was primarily related to the sale of excess land parcels. Activity for the 2021 period was primarily related to the write-off of certain digital projectors received from DCIP in a non-cash distribution that were replaced with laser projectors, partially offset by gains on the sale of excess land parcels.

Interest Expense. Interest expense for Holdings, which includes amortization of debt issuance costs and amortization of accumulated losses for swap amendments, increased to $114.6 million during the 2022 period compared with $111.6 million for the 2021 period. Interest expense attributable to CUSA, which includes amortization of debt issuance costs and amortization of accumulated losses for swap amendments, increased to $96.5 million during the third quarter of 2022 compared with $93.5 million for the third quarter of 2021. The increase for both Holdings and CUSA was primarily due to the issuance of the 5.875% Senior Notes and 5.25% Senior Notes to refinance the 5.125% Senior Notes and 4.875% Senior Notes during 2021. See further discussion at Financing Activities below.

Loss on Extinguishment of Debt. We recorded a loss on extinguishment of debt of $6.5 million during the 2021 period related to the early retirement of our 5.125% Senior Notes and 4.875% Senior Notes, including the write-off of unamortized debt issuance costs and legal and other fees paid.

Equity in Loss of Affiliates. Equity in loss of affiliates of $7.5 million was recorded during the 2022 period compared with $22.1 million during the 2021 period. The decrease in equity in loss of affiliates is due to the ongoing recovery of our equity investees’ performance as the industry continues to recover. See Notes 8 and 9 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes - Holdings. An income tax expense of $6.3 million was recorded for the 2022 period compared with an income tax benefit of $(15.6) million for the 2021 period. The effective tax rate was approximately (3.9)% for the 2022 period compared with 3.5% for the 2021 period. The effective tax rate for the 2022 period was impacted by valuation allowances related to certain deferred tax assets for which the ultimate realization is uncertain. For the 2022 and 2021 periods, we utilized the annual effective tax rate method to calculate our interim tax provision. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Income Taxes - CUSA. An income tax benefit of $(3.3) million was recorded for the 2022 period compared with an income tax benefit of $(11.3) million for the 2021 period. The effective tax rate was approximately 2.3% for the 2022 period compared with 2.7% for the 2021 period. The effective tax rate for the 2022 period was impacted by valuation allowances related to certain deferred tax assets for which the ultimate realization is uncertain. For the 2022 and 2021 periods, we utilized the annual effective tax rate method to calculate our interim tax provision. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

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

Cash provided by operating activities was $27.7 million for Holdings and $47.0 million for CUSA for the nine months ended September 30, 2022, compared with cash used for operating activities of $(42.2) million for Holdings and $(31.7) million for CUSA for the nine months ended September 30, 2021. The increase in cash provided by (used for) operating activities was primarily a result of the timing and level of revenue earned during each period and the timing of payments to vendors for expenses incurred during each period.

As discussed in Note 4 to our condensed consolidated financial statements, rent deferrals and other lease-related payments were negotiated in 2020 and early 2021 with some of our landlords. As of September 30, 2022, approximately $5.3 million of deferred lease payments were outstanding, the majority of which will be repaid during the remainder of 2022.

Investing Activities

Investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings, remodels and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $(53.3) million for the nine months ended September 30, 2022 compared with $(55.0) million for the nine months ended September 30, 2021.

Capital expenditures, disaggregated by new and existing theatres, during the nine months ended September 30, 2022 and 2021 were as follows (in millions):

	Nine Months Ended September 30,
	2022	2021
New theatres	$24.8	$24.1
Existing theatres	40.5	33.1
Total capital expenditures	$65.3	$57.2

We operated 517 theatres with 5,835 screens worldwide as of September 30, 2022. Theatres and screens built and closed during the nine months ended September 30, 2022 are shown below:

	January 1, 2022	Built	Closed	September 30, 2022
U.S (42 states)
Theatres	321	1	(4)	318
Screens	4,408	14	(30)	4,392

International (15 countries)
Theatres	201	1	(3)	199
Screens	1,460	19	(36)	1,443

Worldwide
Theatres	522	2	(7)	517
Screens	5,868	33	(66)	5,835

As of September 30, 2022, the following signed commitments were outstanding:

	Theatres	Screens	Estimated Remaining Investment (1)
Remainder of 2022
U.S.	1	14	$5.1
International	1	5	0.6
Total	2	19	$5.7

Subsequent to 2022
U.S.	3	34	$23.7
International	4	21	8.5
Total	7	55	$32.2

Total commitments at September 30, 2022	9	74	$37.9
(1)
Approximately $5.7 million is to be paid during the remainder of 2022 and $10.5 million, $18.7 million and $3.0 million is expected to be paid during 2023, 2024 and 2025, respectively. The timing of payments is subject to change in the event of construction or other delays.

Actual expenditures for continued theatre development, remodels and acquisitions are subject to change based upon the availability of attractive opportunities. During the next twelve months and the foreseeable future, capital expenditures for our continued development will be funded with cash flow from operations and, if needed, borrowings under our senior secured credit facility, proceeds from debt issuances, sale leaseback transactions and/or sales of excess real estate.

Financing Activities

Cash used for financing activities for Holdings was $(32.6) million for the nine months ended September 30, 2022 compared with cash used for financing activities of $(12.9) million for the nine months ended September 30, 2021. Cash used for financing activities for CUSA was $(32.6) million for the nine months ended September 30, 2022 compared with cash provided by financing activities of $107.1 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2021, Holdings distributed $120.0 million to CUSA and CUSA issued 5.875% Senior Notes and 5.25% Senior Notes, the proceeds of which were used to redeem the 5.125% Senior Notes and the 4.875% Senior Notes as discussed further below.

At the discretion of the board of directors and subject to applicable law, Holdings may pay dividends on its common stock. The amount, if any, of the dividends to be paid in the future will depend upon available cash balances, anticipated cash needs, overall financial condition, loan agreement restrictions as discussed below, future prospects for earnings and cash flows, as well as other relevant factors. As a result of the impact of the COVID-19 pandemic, Holdings suspended its quarterly dividend to its shareholders.

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

See Note 7 for a summary of long-term debt outstanding as of September 30, 2022 for Holdings and CUSA.

As of September 30, 2022, $100 million was available for borrowing under the revolving line of credit.

Contractual Obligations

There have been no material changes in the contractual obligations previously disclosed in “Liquidity and Capital Resources” in the Holdings Annual Report on Form 10-K for the year ended December 31, 2021 filed February 25, 2022 or in the CUSA Annual Report on Form 10-K for the year ended December 31, 2021 filed March 9, 2022.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

4.50% Convertible Senior Notes

On August 21, 2020, Holdings issued $460 million 4.50% convertible senior notes (the “4.50% Convertible Senior Notes”). The notes will mature on August 15, 2025, unless earlier repurchased or converted. Interest on the notes will be payable on February 15 and August 15 of each year, beginning on February 15, 2021.

Holders of the 4.50% Convertible Senior Notes may convert their 4.50% Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding May 15, 2025 only under the following circumstances: (1) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (2) if we distribute to all or substantially all stockholders (i) rights options or warrants entitling them to purchase shares at a discount to the recent average trading price of our common stock (including due to a stockholder rights plan) or (ii) our assets or securities or rights, options or warrants to purchase the same with a per share value exceeding 10% of the trading price of our common stock, (3) upon the occurrence of specified corporate events as described further in the indenture. Beginning May 15, 2025, holders may convert their notes at any time prior to the close of business on the third scheduled trading day immediately preceding the maturity date, or (4) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to $18.65 per share (130% of the initial conversion price of $14.35 per share), on each applicable trading day. Upon conversion of the notes, we will pay or deliver cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

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

The 4.50% Convertible Notes are effectively subordinated to any of Holdings, or its subsidiaries’, existing and future secured debt to the extent of the value of the assets securing such indebtedness, including obligations under the Credit Agreement. The 4.50% Convertible Notes are structurally subordinated to all existing and future debt and other liabilities, including trade payables, including CUSA’s 8.75% Secured Notes due 2025, 5.25% Senior Notes due 2028 and 5.875% Senior Notes due 2026, or, collectively, CUSA’s senior notes (but excluding all obligations under the Credit Agreement which are guaranteed by Holdings). The 4.50% Convertible Notes rank equally in right of payment with all of our existing and future unsubordinated debt, including all obligations under the CUSA Credit Agreement, which such Credit Agreement is guaranteed by Holdings, and senior in right of payment to any future debt that is expressly subordinated in right of payment to the notes. The 4.50% Convertible Notes are not guaranteed by any of Holdings' subsidiaries.

Senior Secured Credit Facility

CUSA has a senior secured credit facility that includes a $700.0 million term loan and a $100.0 million revolving credit line (the “Credit Agreement”). Under the amended Credit Agreement, quarterly principal payments of $1.6 million are due on the term loan through December 31, 2024, with a final principal payment of $613.4 million due on March 29, 2025. CUSA had $100.0 million of available borrowing capacity on the revolving credit line as of September 30, 2022.

Interest on the term loan accrues at CUSA's option at: (A) the base rate equal to the greater of (1) the US “Prime Rate” as quoted in The Wall Street Journal or, if no such rate is quoted therein, in a Federal Reserve Board statistical release, (2) the federal funds effective rate plus 0.50%, and (3) a one-month Eurodollar-based rate plus 1.0%, plus, in each case, a margin of 0.75% per annum, or (B) a Eurodollar-based rate for a period of 1, 2, 3, 6, 9 or 12 months plus a margin of 1.75% per annum. Interest on the revolving credit line accrues, at our option, at: (A) a base rate equal to the greater of (1) the US “Prime Rate” as quoted in The Wall Street Journal or if no such rate is quoted therein, in a Federal Reserve Board statistical release, (2) the federal funds effective rate plus 0.50%, and (3) a one-month Eurodollar-based rate plus 1.0%, plus, in each case, a margin that ranges from 0.50% to 1.25% per annum, or (B) a Eurodollar-based rate for a period of 1, 2, 3, 6, 9 or 12 months plus a margin that ranges from 1.50% to 2.25% per annum. The margin of the revolving credit line is determined by the consolidated net senior secured leverage ratio as defined in the Credit Agreement.

CUSA's obligations under the Credit Agreement are guaranteed by Holdings, as well as certain of CUSA’s domestic subsidiaries, and are secured by mortgages on certain fee and leasehold properties and security interests in substantially all of CUSA’s and the guarantors’ personal property, including, without limitation, pledges of all of CUSA’s capital stock and, all of the capital stock of certain of CUSA’s domestic subsidiaries.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on CUSA’s ability, and in certain instances, its subsidiaries’ and Holdings' ability, to consolidate or merge or liquidate, wind up or dissolve; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends or repurchase stock; and make capital expenditures and investments. If CUSA has borrowings outstanding on the revolving credit line, it is required to satisfy a consolidated net senior secured leverage ratio covenant as defined in the Credit Agreement, not to exceed 4.25 to 1. See below for discussion of recent covenant waivers.

The dividend restriction contained in the Credit Agreement prevents Holdings and certain of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) Holdings is not in default, and the distribution would not cause CUSA to be in default, under the Credit Agreement; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the Holdings' board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Holdings or CUSA as common equity since December 18, 2012, (b) CUSA's consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Credit Agreement, and (c) certain other defined amounts, or collectively, the Applicable Amount. As of September 30, 2022, CUSA could have distributed up to approximately $3.0 billion to its parent company and sole stockholder, Holdings.

On April 17, 2020, in conjunction with the issuance of the 8.75% Secured Notes discussed below, CUSA obtained a waiver of the leverage covenant from the majority of revolving lenders under the Credit Agreement for the fiscal quarters ended September 30, 2020 and December 31, 2020. The waiver was subject to certain liquidity thresholds, restrictions on investments and the use of the Applicable Amount.

On August 21, 2020, in conjunction with the issuance by Holdings of the 4.50% Convertible Senior Notes discussed below, CUSA further amended the waiver of the leverage covenant through the fiscal quarter ending September 30, 2021. The amendment also i) modified the leverage covenant calculation beginning with the calculation for the trailing twelve-month period ended December 31, 2021, ii) for purposes of testing the consolidated net senior secured leverage ratio for the fiscal quarters ended on December 31, 2021, March 31, 2022 and June 30, 2022, permitted substitution of Consolidated EBITDA for the first three fiscal quarters of 2019 in lieu of Consolidated EBITDA for the corresponding fiscal quarters of 2021, (iii) modified the restrictions imposed by the covenant waiver and (iv) made such other changes to permit the issuance of the 4.50% Convertible Senior Notes discussed below. The ratio for the period ended September 30, 2022 was calculated using actual Consolidated EBITDA for the trailing twelve month period then ended. The required maximum ratio is 4.25 to 1 and CUSA's actual ratio as of September 30, 2022 was 2.2.

On June 15, 2021, in conjunction with the issuance of the 5.25% Senior Notes discussed below, the Credit Agreement was amended to, among other things, extend the maturity of the revolving credit line from November 28, 2022 to November 28, 2024.

CUSA has three interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the term loan outstanding under the Credit Agreement. See Note 7 of our condensed consolidated financial statements for discussion of the interest rate swaps.

As of September 30, 2022, there was $628.2 million outstanding under the term loan and no borrowings were outstanding under the $100.0 million revolving line of credit. The average interest rate on outstanding term loan borrowings under the Credit Agreement as of September 30, 2022 was approximately 4.0% per annum, after giving effect to the interest rate swap agreements discussed above.

5.875% Senior Notes

On March 16, 2021, CUSA issued $405 million aggregate principal amount of 5.875% senior notes due 2026, at par value (the “5.875% Senior Notes”). Proceeds, after payment of fees, were used to fund a cash tender offer to purchase any and all of CUSA’s 5.125% Senior Notes (the “5.125% Senior Notes”) and to redeem any of the 5.125% Notes that remained outstanding after the tender offer. See further discussion of the tender offer below. Interest on the 5.875% Senior Notes is payable on March 15 and September 15 of each year, beginning September 15, 2021. The 5.875% Senior Notes mature on March 15, 2026. CUSA incurred debt issuance costs of approximately $6.0 million in connection with the issuance, which are recorded as a reduction of long-term debt, less current on the condensed consolidated balance sheet.

The 5.875% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of CUSA's subsidiaries that guarantee, assume or become liable with respect to any of CUSA's or a guarantor’s debt. The 5.875% Senior Notes and the guarantees are senior unsecured obligations and rank equally in right of payment with all of CUSA's and its guarantor’s existing and future senior debt and senior in right of payment to all of CUSA’s and its guarantors’ existing and future senior subordinated debt. The 5.875% Senior Notes and the guarantees are effectively subordinated to all of CUSA’s and its guarantor’s existing and future secured debt to the extent of the value of the collateral securing such debt, including all borrowings under CUSA’s Credit Agreement. The 5.875% Senior Notes and the guarantees are structurally subordinated to all existing and future debt and other liabilities of CUSA's subsidiaries that do not guarantee the 5.875% Senior Notes.

Prior to March 15, 2023, CUSA may redeem all or any part of the 5.875% Senior Notes at its option at 100% of the principal amount plus a make-whole premium plus accrued and unpaid interest on the 5.875% Senior Notes to the date of redemption. After March 15, 2023, CUSA, may redeem the 5.875% Senior Notes in whole or in part at redemption prices specified in the indenture. In addition, prior to March 15, 2023, CUSA, may redeem up to 40% of the aggregate principal amount of the 5.875% Senior Notes from the net proceeds of certain equity offerings at the redemption price set forth in the indenture.

5.25% Senior Notes

On June 15, 2021, CUSA, Inc. issued $765 million aggregate principal amount of 5.25% senior notes due 2028, at par value (the “5.25% Senior Notes”). Proceeds, after payment of fees, were used to redeem all of CUSA's 4.875% $755 million aggregate principal amount of Senior Notes due 2023 (the “4.875% Senior Notes”). Interest on the 5.25% Senior Notes is payable on January 15 and July 15 of each year, beginning January 15, 2022. The 5.25% Senior Notes mature on July 15, 2028.

The 5.25% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of CUSA’s subsidiaries that guarantee, assume or become liable with respect to any of CUSA's or a guarantor’s debt. The 5.25% Senior Notes and the guarantees will be CUSA’s and the guarantors’ senior unsecured obligations and (i) rank equally in right of payment to CUSA’s and the guarantors’ existing and future senior debt, including borrowings under CUSA's Credit Agreement (as defined below) and CUSA’s existing senior notes, (ii) rank senior in right of payment to CUSA’s and the guarantors’ future subordinated debt, (iii) are effectively subordinated to all of CUSA’s and the guarantors’ existing and future secured debt, including all obligations under the Credit Agreement and CUSA’s 8.750% senior secured notes due 2025, in each case to the extent of the value of the collateral securing such debt, (iv) are structurally subordinated to all existing and future debt and other liabilities of CUSA’s non-guarantor subsidiaries, and (v) are structurally senior to the 4.50% convertible senior notes due 2025 issued by Holdings.

Prior to July 15, 2024, CUSA may redeem all or any part of the 5.25% Senior Notes at its option at 100% of the principal amount plus a make-whole premium plus accrued and unpaid interest on the 5.25% Senior Notes to the date of redemption. On or after July 15, 2024, CUSA may redeem the 5.25% Senior Notes in whole or in part at redemption prices specified in the indenture. In addition, prior to July 15, 2024, CUSA may redeem up to 40% of the aggregate principal amount of the 5.25% Senior Notes from the net proceeds of certain equity offerings at the redemption price set forth in the indenture, so long as at least 60% of the principal amount of the 5.25% Senior Notes remains outstanding immediately after each such redemption.

8.75% Secured Notes

On April 20, 2020, CUSA issued $250 million 8.75% senior secured notes (the “8.75% Secured Notes”). The 8.75% Secured Notes will mature on May 1, 2025. Interest on the 8.75% Secured Notes is payable on May 1 and November 1 of each year. CUSA may redeem the 8.75% Secured Notes in whole or in part at redemption prices specified in the indenture.

The 8.75% Secured Notes are fully and unconditionally guaranteed on a joint and several senior basis by certain of CUSA's subsidiaries that guarantee, assume or in any other manner become liable with respect to any of CUSA's or its guarantors’ other debt. If CUSA cannot make payments on the 8.75% Secured Notes when due, CUSA's guarantors must make them instead. Under certain circumstances, the guarantees may be released without action by, or the consent of, the holders of the 8.75% Secured Notes.

Borrowings of International Subsidiaries

As of September 30, 2022, certain of the Company’s international subsidiaries have an aggregate borrowing of $21.9 million outstanding under various local bank loans. A subsidiary of CUSA has deposited cash into a collateral account to support the issuance of letters of credit to the lenders for certain of these international bank loans. The total amount deposited as of September 30, 2022 was $22.9 million and is considered restricted cash.

Covenant Compliance

See discussion above at Senior Secured Credit Facility for discussion of dividend restriction, negative covenants and leverage ratio covenant under the Credit Agreement.

The indentures governing the 5.875% Senior Notes, the 5.25% Senior Notes and the 8.75% Secured Notes ("the indentures") contain covenants that limit, among other things, the ability of CUSA and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of September 30, 2022, CUSA could have distributed up to approximately $3.1 billion to its parent company and sole stockholder, Holdings, under the terms of the indentures, subject to its available cash and other borrowing restrictions outlined in the indentures. Upon a change of control, as defined in the indentures, CUSA would be required to make an offer to repurchase the 5.875% Senior Notes, the 5.25% Senior Notes and the 8.75% Secured Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indentures allow CUSA to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of September 30, 2022 was 3.2.

As of September 30, 2022, each of Holdings and CUSA believes it was in full compliance with all agreements, including all related covenants, governing our outstanding debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Holdings and CUSA have exposure to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices.

Interest Rate Risk

The Company currently has variable rate debt. An increase or decrease in interest rates would affect its interest expense related to this variable rate debt. The Company has three interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with our term loan, covering $450.0 million of the $628.2 million outstanding at September 30, 2022. At September 30, 2022, we had an aggregate of $200.1 million of variable rate debt outstanding, and a 100 basis point increase in market interest rates would increase our annual interest expense by $2.0 million.

The tables below provide information about Holdings' fixed rate and variable rate long-term debt agreements as of September 30, 2022, which includes fixed rate and variable rate long-term debt of CUSA which is guaranteed by Holdings.

Holdings Debt

	Expected Maturity for the Twelve Months Ending September 30,								Average
	(in millions)								Interest
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value	Rate
Fixed rate	$—	$—	$1,160.0	$405.0	$—	$765.0	$2,330.0	$2,135.8	5.3%
Variable rate	21.9	8.2	166.1	1.1	1.1	1.7	200.1	190.4	5.1%
Total debt (1)	$21.9	$8.2	$1,326.1	$406.1	$1.1	$766.7	$2,530.1	$2,326.2
(1)
Amounts are presented before adjusting for debt issuance costs.

CUSA Debt

	Expected Maturity for the Twelve Months Ending September 30,								Average
	(in millions)								Interest
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value	Rate
Fixed rate	$—	$—	$700.0	$405.0	$—	$765.0	$1,870.0	$1,608.3	5.5%
Variable rate	21.9	8.2	166.1	1.1	1.1	1.7	200.1	190.4	5.1%
Total debt (1)	$21.9	$8.2	$866.1	$406.1	$1.1	$766.7	$2,070.1	$1,798.7
(1)
Amounts are presented before adjusting for debt issuance costs.

Interest Rate Swap Agreements

All of the interest rate swap agreements qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on each of Holdings' and CUSA's condensed consolidated balance sheet as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive loss. See Note 7 to the condensed consolidated financial statements for further discussion of the interest rate swap agreements.

Foreign Currency Exchange Rate Risk

There have been no material changes in foreign currency exchange rate risk previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in Holdings' Annual Report on Form 10-K for the year ended December 31, 2021 filed February 25, 2022 or CUSA's Annual Report on Form 10-K for the year ended December 31, 2021 filed March 9, 2022.

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2022, each of Holdings and CUSA carried out an evaluation required by the Exchange Act, under the supervision and with the participation of their respective principal executive officer and principal financial officer, of the effectiveness of the design and operation of their respective disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, the respective principal executive officer and principal financial officer of Holdings and CUSA concluded that, as of September 30, 2022, their respective disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by each of them in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to their respective management, including the principal executive officer and principal financial officer of Holdings and CUSA, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the internal control over financial reporting for Holdings or CUSA identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended September 30, 2022 that materially affect the are reasonably likely to materially affect, our internal control over financial reporting for Holdings or CUSA.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than the discussion at Note 18, there have been no material changes from legal proceedings previously reported under “Business – Legal Proceedings” in Holdings' Annual Report on Form 10-K for the year ended December 31, 2021 filed February 25, 2022 or CUSA's Annual Report on Form 10-K for the year ended December 31, 2021 filed March 9, 2022.

Item 1A. Risk Factors

See discussion in “Risk Factors” in Holdings' Annual Report on Form 10-K for the year ended December 31, 2021 filed February 25, 2022 and CUSA's Annual Report on Form 10-K for the year ended December 31, 2021 filed March 9, 2022.

Item 5. Other Information

Supplemental Schedules Specified by the Senior Notes Indentures

As required by the indentures governing the CUSA 5.875% Senior Notes, 5.25% Senior Notes and 8.75% Senior Secured Notes, collectively “the senior notes”, CUSA has included in this filing, interim financial information for its subsidiaries that have been designated as unrestricted subsidiaries, as defined by the indentures. As required by these indentures, CUSA has included an unaudited condensed consolidating balance sheet and unaudited condensed consolidating statements of loss, comprehensive loss and cash flows for CUSA and its subsidiaries. See Liquidity and Capital Resources at Part I - Item 2 for discussion of the senior notes, including relevant covenants and restrictions. The following supplementary schedules separately identify CUSA’s restricted subsidiaries and unrestricted subsidiaries as required by the indentures.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2022

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$281.1	$105.5	$—	$386.6
Other current assets	346.1	(109.0)	(7.9)	229.2
Total current assets	627.2	(3.5)	(7.9)	615.8
Theatre properties and equipment, net	1,260.0	—	—	1,260.0
Operating lease right-of-use assets, net	1,144.0	—	—	1,144.0
Other assets	1,736.6	280.5	(371.5)	1,645.6
Total assets	$4,767.8	$277.0	$(379.4)	$4,665.4
Liabilities and equity
Current liabilities
Current portion of long-term debt	$22.0	$—	$—	$22.0
Current portion of operating lease obligations	217.9	—	—	217.9
Current portion of finance lease obligations	14.6	—	—	14.6
Current income tax payable	2.3	0.1	—	2.4
Accounts payable and accrued expenses	376.4	—	(7.9)	368.5
Total current liabilities	633.2	0.1	(7.9)	625.4
Long-term liabilities
Long-term debt, less current portion	2,287.9	—	(264.5)	2,023.4
Operating lease obligations, less current portion	987.6	—	—	987.6
Finance lease obligations, less current portion	91.6	—	—	91.6
Other long-term liabilities and deferrals	470.8	12.0	—	482.8
Total long-term liabilities	3,837.9	12.0	(264.5)	3,585.4
Commitments and contingencies
Equity	296.7	264.9	(107.0)	454.6
Total liabilities and equity	$4,767.8	$277.0	$(379.4)	$4,665.4

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF LOSS

NINE MONTHS ENDED SEPTEMBER, 2022

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Revenue	$1,855.0	$—	$—	$1,855.0
Cost of operations				—
Theatre operating costs	1,471.9	—	—	1,471.9
General and administrative expense	131.8	—	—	131.8
Depreciation and amortization	181.0	—	—	181.0
Impairment of long-lived assets and other	72.0	35.5	—	107.5
Restructuring costs	(0.2)	—	—	(0.2)
Gain on sale of assets and other	(6.4)	—	—	(6.4)
Total cost of operations	1,850.1	35.5	—	1,885.6
Operating income (loss)	4.9	(35.5)	—	(30.6)
Other income (expense)	(118.0)	4.4	—	(113.6)
Loss before income taxes	(113.1)	(31.1)	—	(144.2)
Income tax expense (benefit)	3.3	(6.6)	—	(3.3)
Net loss	(116.4)	(24.5)	—	(140.9)
Less: Net income attributable to noncontrolling interests	2.7	—	—	2.7
Net loss attributable to Cinemark USA, Inc.	$(119.1)	$(24.5)	$—	$(143.6)

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

NINE MONTHS ENDED SEPTEMBER, 2022

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Net loss	$(116.4)	$(24.5)	$—	$(140.9)
Other comprehensive loss, net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	31.4	—	—	31.4
Foreign currency translation adjustments	(5.9)	—	—	(5.9)
Total other comprehensive income, net of tax	25.5	—	—	25.5
Total comprehensive loss, net of tax	(90.9)	(24.5)	—	(115.4)
Comprehensive income attributable to noncontrolling interests	(2.7)	—	—	(2.7)
Comprehensive loss attributable to Cinemark USA, Inc.	$(93.6)	$(24.5)	$—	$(118.1)

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER, 2022

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Operating activities
Net loss	$(116.4)	$(24.5)	$—	$(140.9)
Adjustments to reconcile net loss to cash provided by (used for) operating activities	258.9	38.9	—	297.8
Changes in assets and liabilities	(100.9)	(9.0)	—	(109.9)
Net cash provided by (used for) operating activities	41.6	5.4	—	47.0
Investing activities
Additions to theatre properties and equipment	(65.3)	—	—	(65.3)
Proceeds from sale of theatre properties and equipment and other	12.0	—	—	12.0
Net cash used for investing activities	(53.3)	—	—	(53.3)
Financing activities
Restricted stock withholdings for payroll taxes	(4.1)	—	—	(4.1)
Repayments on long-term debt	(14.0)	—	—	(14.0)
Payments on finance leases	(10.8)	—	—	(10.8)
Other financing activities	(3.7)	—	—	(3.7)
Net cash provided by (used for) financing activities	(32.6)	—	—	(32.6)
Effect of exchange rate changes on cash and cash equivalents	(17.2)	—	—	(17.2)
Decrease in cash and cash equivalents	(61.5)	5.4	—	(56.1)
Cash and cash equivalents:
Beginning of year	342.6	100.1	—	442.7
End of year	$281.1	$105.5	$—	$386.6
Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

Item 6. Exhibits

*31.1	Certification of Sean Gamble, Chief Executive Officer of Cinemark Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Melissa Thomas, Chief Financial Officer of Cinemark Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.3	Certification of Sean Gamble, Chief Executive Officer of Cinemark USA, Inc., pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
*31.4	Certification of Melissa Thomas, Chief Financial Officer of Cinemark USA, Inc., pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
**32.1	Certification of Sean Gamble, Chief Executive Officer of Cinemark Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Melissa Thomas, Chief Financial Officer of Cinemark Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
**32.3	Certification of Sean Gamble, Chief Executive Officer of Cinemark USA, Inc., pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes – Oxley Act of 2002.
**32.4	Certification of Melissa Thomas, Chief Financial Officer of Cinemark, USA, Inc., pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes – Oxley Act of 2002.
**101

The following material from the combined Cinemark Holdings, Inc. and Cinemark USA, Inc. Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith:

(i)
Cinemark Holdings, Inc. Condensed Consolidated Balance Sheets
(ii)
Cinemark Holdings, Inc. Condensed Consolidated Statements of Loss
(iii)
Cinemark Holdings, Inc. Condensed Consolidated Statements of Comprehensive Loss
(iv)
Cinemark Holdings, Inc. Condensed Consolidated Statements of Cash Flows
(v)
Cinemark Holdings, Inc. Condensed Consolidated Statements of Equity
(vi)
Cinemark USA, Inc. Condensed Consolidated Balance Sheets
(vii)
Cinemark USA, Inc. Condensed Consolidated Statements of Loss
(viii)
Cinemark USA, Inc. Condensed Consolidated Statements of Comprehensive Loss
(ix)
Cinemark USA, Inc. Condensed Consolidated Statements of Cash Flows
(x)
Cinemark USA, Inc. Condensed Consolidated Statements of Cash Equity
(xi)
Notes to Condensed Consolidated Financial Statements of Cinemark Holdings, Inc. and Cinemark USA, Inc.

* 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* filed herewith.

** furnished herewith.

CINEMARK HOLDINGS, INC. AND

CINEMARK USA, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK HOLDINGS, INC. CINEMARK USA, INC.
Registrants

DATE:	November 4, 2022

/s/ Sean Gamble
Sean Gamble
Chief Executive Officer

/s/ Melissa Thomas
Melissa Thomas
Chief Financial Officer