Form 10-K
period 2022-12-31
Cinemark Holdings, Inc.; CINEMARK USA INC /TX
filed 2023-02-24
CIK 1385280, 885975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Executive Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification No.
001-33401	Cinemark Holdings, Inc. 3900 Dallas Parkway Plano, Texas 75093 (972) 665-1000	Delaware	20-5490327
33-47040	Cinemark USA, Inc. 3900 Dallas Parkway Plano, Texas 75093 (972) 665-1000	Texas	75-2206284

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Cinemark Holdings, Inc. ("Holdings")	Common Stock, par value $0.001 per share	CNK	New York Stock Exchange
Cinemark USA, Inc. ("CUSA")	None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Cinemark Holdings, Inc. None

Cinemark USA, Inc. None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Cinemark Holdings, Inc. Yes ☒ No ☐

Cinemark USA, Inc. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Cinemark Holdings, Inc. Yes ☐ No ☒

Cinemark USA, Inc. Yes ☒ No ☐

(Note: As a voluntary filer, Cinemark USA, Inc. is not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Cinemark Holdings, Inc. Yes ☒ No ☐

Cinemark USA, Inc. Yes ☐ No ☒

(Note: As a voluntary filer, Cinemark USA, Inc. is not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act. Cinemark USA, Inc. has filed all reports pursuant to Section 13 or 15(d) of the Exchange Act during the preceding 12 months as if it was subject to such filing requirements.)

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Cinemark Holdings, Inc. Yes ☒ No ☐

Cinemark USA, Inc. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Cinemark Holdings, Inc. ☐

Cinemark USA, Inc. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Cinemark Holdings, Inc. ☒

Cinemark USA, Inc. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Cinemark Holdings, Inc. ☐

Cinemark USA, Inc. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).

Cinemark Holdings, Inc. ☐

Cinemark USA, Inc. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Cinemark Holdings, Inc. Yes ☐ No ☒

Cinemark USA, Inc. Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity owned by non-affiliates of Holdings on June 30, 2022, computed by reference to the closing price for Holdings’ common stock on the New York Stock Exchange on such date was approximately $1.6 billion (109,194,175 shares held by non-affiliates at a closing price per share of $15.02). CUSA is wholly-owned by Holdings and there is no public trading market for its equity securities, therefore CUSA is unable to calculate the aggregate market value of the voting and non-voting common equity owned by non-affiliates.

As of February 17, 2023, 120,401,498 shares of common stock of Cinemark Holdings, Inc. were issued and outstanding.

As of February 17, 2023, 1,500 shares of Class A common stock, $0.01 par value per share, and 182,648 shares of Class B common stock, no par value per share, of Cinemark USA, Inc. were outstanding and held by Cinemark Holdings, Inc.

This combined Form 10-K is separately filed by Holdings. and CUSA. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrant. When this Form 10-K is incorporated by reference into any filings with the SEC made by Holdings or CUSA, as a registrant, the portions of the Form 10-K that relate to the other registrant are not incorporated by reference therein.

OMISSION OF CERTAIN INFORMATION

CUSA meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and has therefore omitted the information otherwise called for by items 10-13 of Form 10-K as allowed under General Instruction I(2)(c).

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Holdings’ definitive proxy statement, in connection with its 2023 annual meeting of stockholders, to be filed within 120 days of December 31, 2022, are incorporated by reference into Part III, Items 10-14, of this annual report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

This combined annual report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Holdings is a holding company which conducts all of its operations through CUSA and its subsidiaries. The “forward-looking statements” include our current expectations, assumptions, estimates and projections about the respective business and industry of Holdings and CUSA. They include statements relating to:

•
future revenue, expenses and profitability;
•
currency exchange rate and inflationary impacts;
•
the future development and expected growth of our business;
•
projected capital expenditures;
•
access to capital resources;
•
attendance at movies generally or in any of the markets in which we operate;
•
the number and diversity of popular movies released, the length of exclusive theatrical release windows and our ability to successfully license and exhibit popular films;
•
national and international growth in our industry;
•
competition from other exhibitors, alternative forms of entertainment and content delivery via streaming and other formats;
•
determinations in lawsuits in which we are a party; and
•
the impact of the COVID-19 pandemic on us and the motion picture exhibition industry.

You can identify forward-looking statements by the use of words such as “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. These statements are neither historical facts nor guarantees of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions and are, therefore, subject to risks, inherent uncertainties and other factors, some of which are beyond our control and difficult to predict. Such risks and uncertainties could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. In evaluating forward-looking statements, you should carefully consider the risks and uncertainties described in the “Risk Factors” section in Item 1A and elsewhere in this Form 10-K. All forward-looking statements attributable to either Holdings or CUSA or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors contained in this Form 10-K. Forward-looking statements contained in this Form 10-K reflect the views of Holdings and CUSA only as of the date of this Form 10-K. Neither Holdings nor CUSA undertake any obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Cinemark Holdings, Inc. is a Delaware corporation incorporated on August 2, 2006. Cinemark USA, Inc. is a Texas corporation incorporated in 1984 and a wholly-owned subsidiary of Cinemark Holdings, Inc. Our principal executive offices are at 3900 Dallas Parkway, Plano, Texas 75093. Our telephone number is (972) 665-1000. General information about us can be found at www.cinemark.com. All annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on Holdings’ investor relations website at ir.cinemark.com free of charge under the heading "SEC Filings" as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission, or the SEC. Additionally, all filings with the SEC can be accessed on the SEC's website at www.sec.gov.

Unless the context otherwise requires, all references to “we,” “our,” “us,” “the Company” or “Cinemark” relate to Cinemark Holdings, Inc. and its consolidated subsidiaries. All references to CUSA relate to Cinemark USA, Inc. and its consolidated subsidiaries.

PART I

Unless the context otherwise requires, all references to “we,” “our,” “us,” “the Company” or “Cinemark” relate to Cinemark Holdings, Inc. and its consolidated subsidiaries. All references to CUSA relate to Cinemark USA, Inc. and its consolidated subsidiaries. Where it is important to distinguish between the entities, the report either refers specifically to Holdings or CUSA. All references to Latin America are to Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. Unless otherwise specified, all operating and other statistical data is as of or for the year ended December 31, 2022.

Item 1. Business

We are a leader and one of the most geographically diverse operators in the motion picture exhibition industry. As of December 31, 2022, we operated 518 theatres and 5,847 screens in the United States, or “U.S.”, and Latin America. Our U.S. circuit operated 318 theatres and 4,399 screens and our Latin America circuit operated 200 theatres and 1,448 screens across 15 countries. Our significant and diverse presence in the U.S. and Latin America has made us an important distribution channel for movie studios and other content providers. We believe our portfolio of modern, high-quality theatres with multiple platforms provides a preferred destination for moviegoers and has contributed to our consistent industry-leading results.

As of December 31, 2022, we managed our business under two reportable operating segments: U.S. markets and international markets. See Note 22 to the consolidated financial statements.

Impact of COVID-19 Pandemic

The COVID-19 pandemic had a significant impact on the global economy and created a strain on the movie exhibition industry along with widespread social and economic effects. We temporarily closed our theatres in the U.S. and Latin America during March of 2020 at the onset of the COVID-19 outbreak. Additionally, we implemented various cash preservation strategies, including, but not limited to, temporary personnel and salary reductions, halting non-essential operating and capital expenditures, negotiating modified timing and/or abatement of contractual payments with landlords and other major suppliers, and the suspension of our quarterly dividend.

Throughout 2020 and 2021 we reopened theatres as soon as local restrictions and the status of the COVID-19 pandemic would allow. All of our domestic and international theatres were reopened by the end of the fourth quarter of 2021. While we reopened our theatres and were able to operate, we faced ongoing challenges with the significant reduction in new film releases as our distributors considered the impact of COVID-19 on future box office potential, with many studio partners simultaneously launching streaming platforms.

The industry’s recovery from the COVID-19 pandemic is still underway and is contingent upon the volume of new film content available, as well as the box office performance of new film content released. The industry continues to adapt to the evolution of the exclusive theatrical release window, competition from streaming platforms, supply chain constraints, inflationary impacts, and other economic factors. See further discussion in Item 1a. Risk Factors.

Motion Picture Exhibition Industry Overview

Domestic

Preliminary estimates indicate that North American box office revenues were approximately $7.5 billion for 2022, up more than 64% compared with 2021. Industry statistics continued to improve through 2022 as theatres were fully reopened and there was a steadier flow of new films released.

The following table represents the results of a survey by Motion Picture Association, or MPA, published in March 2021, outlining the historical trends in North American box office performance for the five-year period from 2017 through 2021. Box office performance has historically been primarily dependent on the quality, quantity and timing of film product.

	North America
	Box Office Revenue	Attendance	Average Ticket
Year	($ in billions)	(in billions)	Price
2017	$11.1	1.24	$8.97
2018	$11.9	1.30	$9.11
2019	$11.4	1.24	$9.16
2020	$2.2	0.24	$9.37
2021	$4.5	0.47	$9.57

Films released during the year ended December 31, 2022 included Top Gun: Maverick, Black Panther: Wakanda Forever, Doctor Strange in the Multiverse of Madness, Jurassic World: Dominion, Minions: The Rise of Gru, The Batman, Thor: Love and Thunder, Sonic the Hedgehog 2, Black Adam, Elvis, Uncharted, Nope, Lightyear, Smile, The Lost City, Bullet Train, and the highly anticipated sequel Avatar: The Way of Water, among other films.

Currently, films scheduled for release in 2023 include Ant-Man and the Wasp: Quantumania, Shazam: Fury of the Gods, John Wick 4, The Super Mario Bros. Movie, Guardians of the Galaxy Vol. 3, Fast X, The Little Mermaid, Spider-man: Across the Spider-verse, Elemental, The Flash, Indiana Jones and the Dial of Destiny, Mission Impossible: Dead Reckoning Part One, The Marvels, Barbie, Oppenheimer, Dune Part Two, Hunger Games: The Ballad of Songbirds and Snakes, and Aquaman and the Lost Kingdom, among other films.

International

Preliminary estimates for Latin American box office revenues were approximately $1.8 billion for 2022, up 87% compared with 2021.

In addition to the quantity, quality and timing of Hollywood film product, performance in Latin American markets is also impacted by political and social conditions, growing populations, and continued retail development. In many Latin American countries, including Brazil, Argentina, Colombia, Peru and Chile, the quantity and quality of local film product can also impact box office revenues.

Drivers of Continued Industry Success

Industry dynamics continue to evolve as we recover from the lingering effects of the COVID-19 pandemic, but we believe the following factors will continue to drive the strength of our industry:

Importance of Theatrical Success in Establishing Movie Brands. Theatrical exhibition has long been the primary distribution channel for new major motion picture releases. In addition to representing a significant share of a film’s overall revenue, we believe a successful theatrical release “brands” a film and is one of the major contributors to a film’s success in “downstream” markets, such as digital downloads, video on-demand, network television and streaming, as well as theme parks and branded retail merchandise. For theatrical releases, we expect most of the studios to observe an exclusive theatrical window, albeit shorter than pre-COVID-19 pandemic levels.

Convenient and Affordable Form of Premium Out-Of-Home Entertainment. Movie-going remains one of the most convenient and affordable forms of out-of-home entertainment, and its appeal has proven resilient to competition for consumers’ leisure spending as well as recessionary periods. The average movie ticket price in the U.S. according to MPA was $9.57 for 2021, which is well below the average prices per ticket for other forms of out-of-home entertainment in the U.S., including sporting events and theme parks. Industry data for 2022 is not yet available.

Expansion of Concepts and Product Offerings that Enhance the Movie Viewing Experience. Over the last several years, the motion picture exhibition industry has invested in the development of new movie theatre amenities and concepts to respond to varying and changing consumer preferences as well as to differentiate the movie-going experience from other in-home and out-of-home entertainment options. Some examples include changing the overall style and amenities of theatres, such as expansion of concession product offerings that provide more variety to traditional popcorn, fountain drinks and candy. Enhanced digital projectors and sound equipment, luxury loungers and motion seats are offered in some locations to create an immersive movie-going experience. New alternative content is expanding the industry’s entertainment offerings to attract a broader customer base. We have also developed advanced mobile concessions ordering and delivery-to-seat options.

Our Strategy

Our primary objective is to efficiently attract and grow attendance and box office revenue and pursue other opportunities to capture ancillary revenue, in order to maximize revenue and profitability. To achieve this, we maintain a long-term focus on (i) creating an extraordinary entertainment experience for our guests, (ii) building audiences, (iii) expanding sources of revenue, (iv) streamlining processes, and (v) optimizing our theatre footprint. Furthermore, as we continue to emerge from the impact of the COVID-19 pandemic, our near-term priorities include effectively navigating our industry’s continued recovery, expanding our content pipeline and audience base, and further strengthening the Company for long-term stability and growth.

Our long-term strategies include:

Create an Extraordinary Guest Experience. We aim to differentiate our theatres and provide a high perception of value by pursuing initiatives that deliver audiences a larger-than-life, cinematic entertainment experience that is frictionless and memorable. Doing so includes world-class guest service, state-of-the-art sight and sound technology, expansive food and beverage offerings, and premium amenities, such as enhanced large format screens, luxury loungers and motion seats. We believe our ongoing focus on providing an extraordinary guest experience is a primary factor of our consistent industry-leading results.

Build Audiences. We are actively focused on attracting a wider range of consumers to our theatres by expanding the variety of content and experiences we offer, while utilizing our sophisticated marketing capabilities to increase consumer interest and conversion. We continue to invest in strengthening and leveraging our omni-channel marketing platforms, showcasing a broader array of non-traditional content, and optimizing our showtime scheduling.

Expand Sources of Revenue. In addition to growing audiences, we seek to expand revenue generation by creating new and incremental revenue opportunities. Examples include the introduction of additional new food and beverage offerings, honing our recently implemented e-commerce initiatives, optimizing pricing, implementing new experiential entertainment concepts, enhancing Cinemark partnership and brand tie-ins, and expanding sales channels.

Streamline Processes. Through an ongoing pursuit of continuous improvement, we are actively focused on increasing productivity through process simplification, streamlining operations, and removing inefficiencies. Areas of emphasis include further progressing workforce management initiatives, automation opportunities, and utilizing advanced tools, practices, and platforms to remove time spent on administrative tasks and increasing time dedicated to our guests and employees.

Optimize our Footprint. To best deliver long-term returns, we continuously assess our global theatre circuit, including varied market trends domestically and internationally, to ascertain the most advantageous strategies for growth, recalibration, and strengthening of our circuit. We perform these assessments on a market-by-market and theatre-by-theatre basis, and based on the results we determine where we are best suited to invest, the types of investment to make and the appropriate degree of investment.

Competitive Strengths

We believe the following strengths have allowed us to compete effectively in the past, helped us navigate the impacts of the COVID-19 pandemic over the last few years and will be guiding principles as we continue to evolve post-pandemic:

Disciplined Operating Philosophy. Our operating philosophy focuses on creating an extraordinary guest experience, maintaining favorable theatre-level economics, controlling operating costs and effectively reacting to economic and market changes.

Balanced Approach to Investment and Capital Allocation. Our balanced and disciplined investment approach centers on thoughtfully reinvesting in our existing theatres, building new theatres and acquiring theatres that will complement our circuit. We have long believed in the combination of a strong balance sheet and ensuring our capital investments earn a solid return. This philosophy has proven to be successful and helped us enter the COVID-19 pandemic in a healthy financial position as we navigated through the temporary closure of our theatres and their subsequent phased reopening. As we continue to recover from the COVID-19 pandemic, we remain disciplined with our cash management and capital resource allocation strategies and are focused on strengthening our balance sheet, while still investing in long-term growth opportunities.

Leading Position in Our U.S. and Latin American Markets. We have a leading market share in most of the U.S. markets we serve, which includes a presence in 42 states. For the year ended December 31, 2022, we ranked either first or second, based on box office revenues, in 20 of our top 25 U.S. markets, including Dallas, the San Francisco Bay Area, Houston, Salt Lake City, Sacramento, Cleveland, Austin and Las Vegas. We were one of the first circuits to begin reopening theatres in the U.S. during 2021, gaining market share of the overall North American box office as a result. We retained a meaningful portion of that market share growth throughout 2022.

We have successfully established a significant presence in major cities in Latin America, with theatres in 15 of the 20 largest metropolitan areas in Latin America as of December 31, 2022. We are the largest exhibitor in Brazil and Argentina and have significant market presence in Colombia, Peru and Chile. Our geographic diversity makes us an important global distribution channel for the movie studios. While our performance during 2020 and 2021 was impacted by the temporary closure of our theatres, we gained overall market share in Latin America as we reopened all of our theatres during 2021. We have retained a meaningful portion of that market share growth throughout 2022.

State-of-the-Art Theatre Circuit. We build new theatres and consistently invest in our existing theatres to maintain a state-of-the-art movie-going experience, which we believe makes our theatres preferred destinations for moviegoers in our markets. We will continue to be opportunistic and make quality investments in our circuit, taking into consideration the extended box office recovery from the COVID-19 pandemic and our liquidity.

We offer our guests a premium large format experience through our 292 XD auditoriums, which represent the largest exhibitor-branded premium large format footprint in the industry, and 16 IMAX auditoriums across our worldwide circuit. Our XD auditoriums offer a premium experience utilizing the latest in digital projection and enhanced custom sound, including Barco Auro-Max 11.1 sound systems in select locations. The XD experience includes wall-to-wall screens, wrap-around sound, plush seating, reclining seats in 75% of our XD auditoriums and a maximum comfort entertainment environment for an immersive experience. The benefits of our XD auditoriums include program flexibility, as we can show the content of our choice with no additional revenue share component outside of routine film rental.

We have started a multi-year project to strategically convert our auditoriums to more energy efficient Cinionic RGB laser projectors, which provide greater light output than the current technology, further enhancing the movie-going experience.

We have also incorporated Luxury Lounger recliner seats into all of our recent domestic new builds and have repositioned many of our existing domestic theatres to offer this premium seating feature. We currently feature luxury loungers in 67% of our total domestic circuit.

We also have auditoriums that offer seats with immersive cinematic motion, which we refer to as motion seats, in 279 auditoriums throughout our circuit. These motion seats are programmed in harmony with the audio and video content of the film and further immerse guests into the on-screen action.

We offer enhanced food and beverages such as gourmet pizzas, burgers, and sandwiches, and a selection of beers, wine and cocktails, all of which can be enjoyed in the comfort of the auditoriums, at a majority of our theatres.

We also offer full bars or dine-in areas in many of our locations and we plan to continue to expand these amenities to additional locations. In the U.S., we offer advanced mobile concession ordering called Snacks In A Tap at virtually all of our U.S. theatres allowing guests to pre-order for select concession products and pick them up at the concession stand upon arrival or have them delivered to their seat. We also offer mobile concession ordering in most of our Latin American theatres and plan to expand delivery to seat in our Latin American theatres in 2023.

Experienced Management. Led by President and Chief Executive Officer Sean Gamble, Chief Financial Officer Melissa Thomas, President International Valmir Fernandes, and Executive Vice President and General Counsel Michael Cavalier, our global operational management team has extensive industry experience. Additionally, our country general managers are local citizens familiar with political, social, cultural and economic factors impacting their country, which enables them to more effectively manage the local business. Our global management team has successfully navigated us through many industry and economic cycles over the years, and their leadership in steering the Company through the extended recovery from the COVID-19 pandemic is a testament to their abilities and effectiveness as stewards of the Company.

Theatre Operations

As of December 31, 2022, we operated 518 theatres and 5,847 screens in 42 U.S. states and 15 Latin American countries. We opened our first theatre in the U.S. in 1984. Our domestic circuit has expanded through acquisitions and more recently through organic growth. We currently have theatres in 105 designated market areas. We first entered Latin America when we opened a theatre in Santiago, Chile in 1993. Since then, through a focused international growth strategy, we have developed one of the most geographically diverse theatre circuits in the region. We have balanced our risk through a diversified international portfolio, which included theatres in 15 of the 20 largest metropolitan areas in Latin America as of December 31, 2022. We have established significant presence in Brazil and Argentina, where we are the largest exhibitor. We also have significant market presence in Colombia, Peru and Chile.

The following table summarizes the geographic locations of our theatre circuit as of December 31, 2022.

Country	Total Theatres	Total Screens
United States	318	4,399
Brazil	84	618
Argentina	23	199
Colombia	30	177
Chile	20	142
Central America (1)	17	114
Peru	14	113
Ecuador	8	51
Bolivia	1	13
Paraguay	2	15
Curacao (2)	1	6
Total	518	5,847
(1)
Includes Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala.
(2)
In January 2023, we closed our theatre in Curacao.

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

We regularly play art, independent and Bollywood films at many of our U.S. theatres and offer local film product in our Latin American markets, providing a variety of film choices to our guests. We exhibit a variety of multi-cultural foreign language films, e-sports gaming events and private gaming parties in our theatres. Additionally, we can stream live events via satellites to every one of our theatres in the U.S. and Latin America.

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

Film Licensing

In the U.S., our corporate film department negotiates with film distributors to license films for each of our domestic theatres. Local film personnel in our international offices negotiate with local offices of major film distributors, local film distributors and independent content providers to license films for our international theatres. Film distributors determine film release dates and film marketing campaigns, while we are responsible for booking the films at each of our theatres at the optimal showtimes for our guests.

In both our domestic and international locations, film rental fees are based on a film’s box office receipts. The majority of film rental rates are negotiated on a sliding scale formula, under which the rate is based on a standard rate matrix that is established with each content provider prior to a film’s theatrical run. We negotiate other film rental rates on a firm terms formula, a percentage of box office receipts negotiated prior to a film’s theatrical run, or a rate that is negotiated after a film’s theatrical run.

Food and Beverage

Concession sales are our second largest revenue source. We have expanded concession sales by enhancing our offerings and adapting to our customers’ changing preferences, as discussed below.

Product Mix. Core concession products offered at all of our theatres include various sizes and types of popcorn, soft drinks, coffees, non-carbonated drinks, candy and quickly-prepared or pre-prepared food, such as hot dogs, pizza, pretzel bites, nachos and ice cream. Our food and beverage offerings may vary based on consumer preferences in a particular market. We offer adult beverage options for our guests including beer, wine and cocktails, freshly-made signature Pizza Hut pizzas, burgers and sandwiches, as well as some healthier snack options and diverse ethnic foods based on market demographics.

Our point-of-sale and inventory systems allow our category managers to monitor product sales and make adjustments to product mix on a theatre-by-theatre or market-by-market basis. This program flexibility also allows us to efficiently activate and manage both national or regional product launches and promotional initiatives to further grow food and beverage sales.

New products and promotions are introduced on a regular basis to increase concession purchase incidence by existing consumers as well as to attract new consumers. In certain international countries and in all of our domestic theatres, we offer a free loyalty program that routinely offers food and beverage promotions. Our paid subscription programs allow our guests to receive exclusive concessions discounts.

Staff Training. Employees are continually trained in proper sales techniques, food preparation and handling and maintaining concession product quality. Many employees are also certified in food safety protocols and in serving alcoholic beverages.

Theatre Design. Our theatres are designed to optimize the guest purchase experience at the concession stands, which includes multiple concession counters throughout a theatre to facilitate serving guests in an expedited manner. We strategically place large concession stands within theatres to heighten visibility, reduce the length of concession lines, and improve traffic flow around the concession stands. We incorporate self-serve candy cases and bottled drink coolers at our traditional crew-serve theatres to help provide convenience for our guests, drive impulse purchases and increase product visibility for these two core categories. We also have self-service cafeteria-style concession areas in many of our domestic theatres, which allow customers to select their own food and refreshments and proceed to the cash register when they are ready. This design allows for more efficient service, and superior visibility of concession items. We also have lobby bars and VIP lounges in many domestic and international theatres.

Our proprietary Snacks in a Tap online concessions ordering capability allows moviegoers to purchase their cinema snacks in advance and have them waiting to be picked up upon arrival or delivered directly to their seat. This functionality streamlines the guest experience as it transitions from digital to in-theatre and results in added convenience and enhanced guest service for our customers. As of December 31, 2022, Snacks in a Tap is available at virtually all of our U.S. theatres. Additionally, guests in our Latin American locations can pre-pay for select concession products online or at kiosks within the theatre and pick them up at the concession stand.

Cost Control. We negotiate prices, volume-based rebates and promotional-based rebates for concession supplies directly with concession vendors. Concession supplies are generally managed through a distribution network, with theatres placing and receiving orders directly. We monitor inventory levels at every theatre to ensure proper stock levels are maintained to appropriately serve our guests.

Recent supply chain interruptions and inflationary pressures have impacted costs and limited product availability. Our food and beverage costs have been especially susceptible to inflationary pressures as several core commodities such as corn, soybean and canola oil experienced elevated inflationary pressures. In an effort to mitigate these higher commodity prices, we have focused on identifying alternative products as well as implementing strategic pricing actions to help offset the impact of these pressures. We source products from a variety of partners around the world to minimize supply chain interruptions and price increases, wherever possible.

Screen Advertising

Our U.S. theatres are part of the in-theatre digital network operated by National CineMedia, LLC, or NCM. NCM provides advertising to our theatres through its branded “Noovie” pre-show entertainment program and also handles certain lobby promotions and displays for our theatres. We believe that the reach, scope and digital delivery capability of NCM’s network provides an effective platform for national, regional and local advertisers to reach our audience. We receive a monthly theatre access fee for participation in the NCM network and also earn screen rental revenue on a per patron basis or revenue share basis depending on the placement of the advertisement. As of December 31, 2022, we had an approximate 25.4% ownership interest in NCM. See Note 9 to the consolidated financial statements for further discussion of our investment in NCM.

Throughout our international markets, we have established our Flix Media brand that handles screen advertising functions in Brazil, Argentina, Chile, Central America, Colombia, Paraguay, Bolivia, Ecuador and Curacao. Our Flix Media marketing personnel work with local agencies and advertisers to coordinate screen advertising in our theatres as well as other theatres in our markets. In addition to screen advertising in our theatres, we continue to expand Flix Media’s services to include, among other things, alternative content, digital media and other synergistic advertising opportunities. In our other international markets, we outsource our screen advertising to local companies who have established relationships with local advertisers that provide similar programming benefits. The terms of our international screen advertising contracts vary by country; however, we generally earn screen advertising revenue on a revenue share basis.

Marketing and Promotions

Digital Marketing. Our investment in digital marketing and customer experience over the past several years has enabled us to expand our reach to our guests, communicate with them on a consistent basis, and streamline their digital customer journey. We continue to adapt our platforms to engage movie-goers more effectively and make it as compelling and simple as possible for them to purchase their next movie ticket and accompanying concessions from us. Through organic and paid marketing efforts, we keep our millions of guests informed through email, social media, website and mobile app updates, and advertising to promote upcoming content and keep Cinemark elevated in the moviegoer consideration set.

Transforming the digital customer journey enables us to more effectively reach movie-goers through targeted and refined search engine optimization, and gives the customer a better experience once they are directed to our website or app. We regularly conduct comprehensive analysis of the search and ticket purchase processes on our channels, making updates that reduce clicks and decrease the friction from search to ticket purchase. Regular enhancements result in driving higher traffic volume to our digital channels and drive increased ticket purchases.

In an effort to more deeply engage with our guests, the visual identity and physical flow of our theatres are regularly assessed. This includes keeping all signage, merchandise, food and beverage vessels and employee attire updated and reflective of the modern experience. We are currently rolling out such updates across our entire circuit with new theatre designs and remodels.

Campaigns and Promotions. We market our theatres and special events, including new theatre grand openings, remodel openings and VIP events, using email, digital advertising, and radio and television advertising spots. We exhibit previews of coming attractions and current films as part of our on-screen pre-feature program. We offer guests access to movie times, the ability to buy their tickets and reserve their seats in advance and purchase gift cards at our website www.cinemark.com and via our mobile applications. Guests can subscribe to our emails and push notifications to receive information about current and upcoming films and events at their preferred Cinemark theatre(s), including details about upcoming XD movies, advanced ticket sales, screenings, special events, concerts, live broadcasts, contests, promotions, and our latest concessions and merchandise offerings. We partner with film distributors on a regular basis to promote upcoming films through local, regional and national programs that are exclusive to our theatres.

Social Media. In the evolution of our external communication, we are meeting movie-goers where they are and ensuring we are present as they scroll throughout the day. We interact with moviegoers every day on social media platforms, such as Instagram, Facebook, Snapchat, Twitter and TikTok to provide advanced ticketing, promotions, and event information and to monitor and respond to guests’ questions and feedback.

Membership and Loyalty. Our domestic subscription membership program, Movie Club, offers guests a standard monthly ticket credit, member-pricing for a companion ticket and concession and other transaction discounts for their choice of a monthly or annual fixed price. Movie Club is a unique option to reward our loyal guests and allows us to stay informed of frequent moviegoers’ preferences. Movie Club includes a premium tier, Movie Club Platinum, allowing members with a high visit frequency and/or high volume of ticket purchases during the year to earn additional movie ticket credits, receive an increased concessions discount and the ability to purchase additional tickets at a discounted price.

We offer a free domestic loyalty program, named Movie Fan, to our guests in the U.S. Movie Fan allows our moviegoers to earn one point for every dollar they spend. Points can then be redeemed for tickets, concession items and discounts, as well as unique and limited-edition rewards that relate to films currently playing in our theatres. Our loyalty programs are closely monitored, and updates are consistently tested to incentivize consumers to prioritize visiting our theatres.

We also have membership and loyalty programs in some of our international markets that either allow customers to pay a nominal fee for an annual membership card that provides them with certain admissions and concession discounts or that allows guests to earn loyalty points for each purchase. Similar to the Movie Fan program, our points-based international programs offer discounts on movie tickets and concessions. Our global loyalty programs put us in direct contact with our moviegoers and provide additional opportunities for us to partner with the studios and our vendors through targeted promotions.

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

We are generally able to book films at many of our theatres without regard to the film bookings of other exhibitors. Our success in attracting guests can depend on customer service quality, location, theatre capacity, quality of projection and sound equipment, film showtime availability and ticket prices.

We compete for new theatre sites with other movie theatre exhibitors as well as other entertainment venues. Securing a potential site depends upon factors such as commercial terms, available investment resources, theatre design and capacity, revenue potential and financial stability of developers.

We face competition from other forms of out-of-home entertainment competing for the public’s leisure time and disposable income, including family entertainment centers, concerts, theme parks and sporting events. We also face competition for guests from a number of alternative film distribution channels, such as streaming services, digital downloads, video on-demand and network television.

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

Corporate Operations

Our worldwide headquarters, referred to as the Cinemark Service Center, or CSC, is located in Plano, Texas. Personnel at the CSC provide oversight and support for our domestic and international theatres and includes our executive team and department heads in charge of film licensing, food and beverage, theatre operations, theatre construction and maintenance, real estate, human resources, marketing, legal, finance, accounting, tax and information technology. Our U.S. operations are comprised of regions headed by a regional vice president. We have nine regional offices in Latin America responsible for the local management of theatres in 15 countries as of December 31, 2022 (Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala and Curacao are managed out of one Central American regional office). Each regional office is headed by a general manager or a member of our international management team with additional personnel responsible for film licensing, marketing, human resources, information technology, operations and finance. We have divisional chief financial officers in Brazil and Argentina and a regional chief financial officer located in Chile that oversees Chile, Bolivia and Paraguay.

Human Capital

Our business is seasonal and therefore, our headcount can vary throughout the year depending on the timing and success of movie releases. While we do not have unionized employees within our domestic employee base, some of our international locations are subject to union regulations.

We currently have approximately 18,100 employees in the U.S., approximately 20% of whom are full-time employees and 80% of whom are part-time employees. We have approximately 8,000 employees in our international markets, approximately 59% of whom are full-time employees and approximately 41% of whom are part-time employees.

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

To attract and retain the most qualified talent, we offer competitive benefits, including market-competitive compensation, healthcare, paid time off, parental leave, free movie passes and a 401(k) retirement savings and investment plan with generous Company matching. Additionally, many of our CSC employees are eligible to work on a hybrid schedule. We support the continuous development of professional, technical and leadership skills of our employees by offering tuition assistance, skills development courses and leadership development training in partnership with reputed institutions. Employees are encouraged to provide feedback about their experience through periodic employee engagement surveys.

To foster a corporate culture of transparency and collaboration, our senior management regularly conducts “town-hall” style meetings with employees to share, among other matters, the Company’s performance, business conditions and market challenges, and to respond to employee concerns through question-and-answer sessions. Employees are also encouraged to provide feedback about their experience through periodic employee engagement surveys. These voluntary surveys provide overall and department-specific reports and enable us to improve employee experience and culture. We aspire to provide a safe, open and accountable work environment for our employees. We provide a hotline for all employees to report workplace concerns and violations with the option to report on an anonymous basis. We address such concerns and take appropriate actions that uphold our Cinemark Values.

In recognition and gratitude for our moviegoing communities, we strongly encourage team members to give back to the community. For the past several years, we have held annual service days for team members. Through

Cinemark Cares, we support local and national charitable organizations through monetary and product donations, or donations of employees’ time or expertise. We are a proud long-term corporate partner with several charities and host an annual golf tournament to raise funds for these and other selected charities.

Regulations

The distribution of motion pictures is largely regulated by antitrust laws and was the subject of numerous antitrust cases in the past. The manner in which we can license films from certain major film distributors has been influenced by consent decrees and other court orders resulting from these cases. Consent decrees that bound certain major film distributors expired during 2022. These consent decrees required distributors to offer and license films to exhibitors, including Cinemark, on a theatre-by-theatre and film-by-film basis. Consequently, exhibitors have not entered into long-term arrangements with major distributors but must negotiate for licenses on a theatre-by-theatre and film-by-film basis. While the consent decrees may no longer be in effect, we are still subject to the antitrust laws, and we do not anticipate a material shift in the way films are licensed.

We are subject to various general regulations applicable to our operations including the Americans with Disabilities Act of 1990, or the ADA, and regulations promulgated by the U.S. Food and Drug Administration and certain state laws that require nutrition labels for certain menu items. Our domestic and international theatre operations are also subject to federal, state and local laws governing such matters as data privacy, wages, working conditions, citizenship, health and sanitation requirements and various business licensing and permitting.

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

Item 1A. Risk Factors

An investment in Holdings’ common stock or Holdings’ or CUSA’s debt securities involves risks and uncertainties, and our actual results and future trends may differ materially from our past or projected future performance. We urge investors to consider carefully the risk factors described below in addition to the other information contained in this report, in evaluating our Company and our business.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has disrupted our industry and our business and could continue to affect our financial condition, liquidity, cash flows, results of operations and ability to service our existing and future indebtedness.

The outbreak of the COVID-19 pandemic has disrupted our industry and our business for an extended period of time. While all of our theatres have been reopened since December 31, 2021, our business, results of operations, liquidity, cash flows and financial condition continue to be impacted by the COVID-19 pandemic. One of the key factors that has affected our business is the consistent availability of new films for exhibition at our theatres. Due to the COVID-19 pandemic, production of films was temporarily halted or delayed and new film releases were postponed, resulting in a reduction in the volume of new films available for theatrical exhibition. Certain studios have reduced the window for video and digital releases or released films directly to alternative distribution channels such as streaming services simultaneous with a theatrical release. In addition, studios may determine that certain types of film content will not be released for theatrical exhibition in the future and will go straight to streaming platforms.

In response to the COVID-19 pandemic federal, state and local governments implemented restrictions that limited in-person gathering and/or movement of guests. Even as restrictions have been lifted, consumers may not yet be comfortable gathering in a large group or within a closed space for a few hours at a time, which could have an adverse effect on our business by resulting in fewer guests and reduced revenue.

The outbreak of COVID-19 has also significantly increased economic and demand uncertainty, and it is possible that it could cause a global recession. For additional information on risks related to a slowdown or recession, and inflationary, supply chain and wage rate pressures, see “—Other General Risks—General political, social, health and economic conditions can adversely affect our business.”

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

Our business depends on both the availability of films for exhibition in our theatres and the success of those films in our markets. Reduced volume of film releases, poor performance of films, the disruption in the production of films due to events such as a strike by directors, writers or actors, a reduction in financing options for the film distributors, or a reduction in the production and marketing efforts of the film distributors to make and promote their films could have an adverse effect on our business by resulting in fewer patrons and reduced revenue. During 2022, the quantity of new film releases available for theatrical exhibition improved as the industry began to recover from the impacts of the COVID-19 pandemic, however studios may continue to determine that certain types of films will not be released for theatrical exhibition and will go straight to streaming platforms, impacting the quantity of films available.

Our results of operations fluctuate on a seasonal basis.

Our results of operations vary from period to period based upon the quantity and quality of the motion pictures that we show in our theatres. The major film distributors generally release the films they anticipate will be most successful during the summer and holiday seasons. Consequently, we typically generate higher revenue during these periods. The timing of releases, however, has become less pronounced as distributors have begun releasing content at other times throughout the year. In our Latin American markets, while Hollywood content has similar release dates as in the U.S., the local holidays and seasons vary. The unexpected emergence of a successful film during other periods or the failure of an expected success at a key time could alter this seasonality trend. Due to the dependency on the success of films released from one period to the next, results of operations for one period may not be indicative of the results for future periods.

A deterioration in relationships with film distributors could adversely affect our ability to obtain commercially successful films.

We rely on the film distributors to supply the films shown in our theatres. The film distribution business is highly concentrated, with five major film distributors accounting for approximately 91.6% of U.S. box office revenues and 46 of the top 50 grossing films during 2022. Film distributors license films to exhibitors on a theatre-by-theatre and film-by-film basis. Consequently, we cannot guarantee a supply of films by entering into long-term arrangements with major distributors. A deterioration in our relationship with any of the major film distributors could adversely affect our ability to obtain commercially successful films and to negotiate favorable licensing terms for such films, both of which could adversely affect our business and operating results.

We face intense competition for patrons and films which may adversely affect our business.

The motion picture exhibition industry is highly competitive. We compete against local, regional, national and international exhibitors in many of our markets. We compete for both patrons and licensing of films. In markets where we do not face nearby competitive theatres, there is a risk of new theatres being built. The degree of competition for patrons is dependent upon such factors as location, theatre capacity, presentation quality, film showtime availability, customer service quality, products and amenities offered, and ticket prices. The principal competitive factors with respect to film licensing include the theatre’s location and its demographics, the condition, capacity and grossing potential of each theatre, and licensing terms. We also face competition from new concept theatres such as dine-in theatres, tavern style theatres and family entertainment centers, that open in close proximity to our conventional theatres. If we are unable to attract patrons or to license successful films, our business may be adversely affected.

An increase in competing forms of entertainment or the use of alternative film distribution channels may reduce movie theatre attendance and limit revenue growth.

We compete with other forms of out-of-home entertainment, such as family entertainment centers, concerts, theme parks, gaming and sporting events, for our patrons’ leisure time and disposable income. We also face competition for patrons from a number of alternative film distribution channels, such as streaming, digital downloads, video on-demand and network television. We have seen an expansion in these distribution channels in recent years. A significant increase in popularity of these alternative film distribution channels, competing forms of entertainment or improvements in technologies available at home could have an adverse effect on our business and results of operations.

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

We have 200 theatres with 1,448 screens in fifteen countries in Latin America as of December 31, 2022. Brazil represented approximately 7% of our consolidated 2022 revenues. Governmental regulation of the motion picture industry in foreign markets differs from that in the U.S. Changes in regulations affecting prices and quota systems requiring the exhibition of locally-produced films may adversely affect our international operations. Our international operations are subject to certain political, economic and other uncertainties not encountered by our domestic operations, including risks of severe economic downturns and high inflation. We also face risks of currency fluctuations, hard currency shortages and controls of foreign currency exchange and cash payments to the U.S., all of which could have an adverse effect on the results of our operations.

Tight labor market and loss of key personnel may negatively impact our operations and operating results

Labor shortages may affect our ability to hire and retain employees. The success of our business depends on our ability to recruit and retain our theatre staff. Without proper staffing, wait times to buy tickets and concessions may be extended and operating hours may be reduced. These conditions could result in a poor guest experience, which could adversely affect future attendance. We could face similar challenges with respect to retaining corporate employees. Losing the services of one or more senior executives, or other key personnel, could adversely affect our ability to execute our business strategies and could have an adverse effect on our business, financial condition, and results of operations, especially if we were unable to timely employ a qualified replacement. Labor shortages could also result in rising wages, affecting our profits.

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

We also have a significant amount of goodwill and tradename intangible assets. Declines in our stock price or market capitalization, declines in our attendance due to increased competition, or economic factors that lead to a decline in attendance could result in impairments of goodwill and our intangible assets.

We are subject to uncertainties relating to future expansion plans, including our ability to identify suitable acquisition candidates or new theatre site locations, and to obtain financing for such activities on favorable terms or at all.

We have expanded our operations through targeted worldwide theatre development and acquisitions. We continue to pursue a strategy of expansion that involves the development of new theatres and may involve acquisitions of existing theatres and theatre circuits both in the U.S. and internationally. There is significant competition for new site locations and for existing theatre and theatre circuit acquisition opportunities. As a result of such competition, we may not be able to acquire attractive new site locations, existing theatres or theatre circuits on terms we consider acceptable. The pace of our growth may also be impacted by delays in site development caused by other parties. Acquisitions and expansion opportunities may divert a significant amount of management’s time away from the operation of our business. Growth by acquisition also involves risks relating to difficulties in integrating the operations and personnel of acquired companies and the potential loss of key employees of acquired companies. Our potential expansion strategy may not result in improvements to our business, financial condition, profitability or cash flows. Further, our expansion programs may require financing above our existing borrowing capacity and operating cash flows. We may not be able to obtain such financing or ensure that such financing will be available to us on acceptable terms, or at all.

Risks Related to Financing and Liquidity

We have substantial long-term lease and debt obligations, which may restrict our ability to fund current and future operations and that restrict our ability to enter into certain transactions.

We have significant long-term debt service obligations and long-term lease obligations. As of December 31, 2022, Holdings had $2,516.6 million in long-term debt obligations, which included $2,056.6 million of CUSA debt and excludes unamortized debt issuance costs. As of December 31, 2022, Holdings and CUSA had $102.4 million in finance lease obligations and $1,189.9 million in long-term operating lease obligations. The substantial lease and debt obligations pose risk by:

•
requiring us to dedicate a substantial portion of our cash flows to payments on our lease and debt obligations, thereby reducing the availability of our cash flows from operations to fund working capital, capital expenditures, acquisitions and other corporate requirements and to pay dividends on Holdings’ common stock;
•
impeding our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and other purposes;
•
subjecting us to the risk of increased sensitivity to interest rate increases on our variable rate debt;
•
limiting our ability to invest in innovations in technology and implement new platforms or concepts in our theatres; and
•
making us more vulnerable to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to our competitors that may have lower debt levels.

Holdings’ and CUSA’s ability to make scheduled payments of principal and interest on their respective indebtedness will depend on our ability to generate positive cash flows and on our future financial results. Our ability to generate positive cash flows is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. As we continue to recover from the COVID-19 pandemic, we may not be able to generate cash flows at historical levels, or guarantee that future borrowings will be available under our senior secured credit facility, in an amount sufficient to enable us to pay our indebtedness. If our cash flows and capital resources are insufficient to fund our lease and debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to take any of these actions, and these actions may not be successful or permit us to meet our scheduled debt service obligations and these actions may be restricted under the terms of our existing or future debt agreements, including our senior secured credit facility.

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

We are rated by nationally recognized rating agencies. The rating scales and methodologies used to derive individual ratings may vary from agency to agency. Credit ratings are issued by credit rating agencies based on evaluations of our ability to pay back our outstanding debt and the likelihood that we would default on that debt prior to its maturity. The credit ratings issued by the rating agencies represent the rating agency's evaluation of both qualitative and quantitative information for our company. The credit ratings that are issued are based on the rating agency’s judgment and experience in determining what information should be considered in giving a rating to a particular company. Ratings are always subject to change and there can be no assurance that our current ratings will remain the same for any given period of time.

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

Holdings’ inability to raise funds necessary to settle conversions of, or to repurchase, the 4.50% Convertible Senior Notes (as defined below), upon a fundamental change as described in the indenture governing the 4.50% Convertible Senior Notes, may lead to defaults under such indenture and under agreements governing our existing or future indebtedness.

If Holdings settles the 4.50% Convertible Senior Notes by cash, or by a combination of cash and shares of our common stock, upon a fundamental change as described in the indenture governing the 4.50% Convertible Senior Notes, Holdings will be required to make cash payments with respect to the 4.50% Convertible Senior Notes being converted. However, Holdings may not have enough available cash or be able to obtain financing at the time it is required to settle the 4.50% Convertible Senior Notes being surrendered or converted. In addition, Holdings’ ability to settle the 4.50% Convertible Senior Notes or to pay cash upon conversion of the 4.50% Convertible Senior Notes is limited by the agreements governing CUSA’s existing indebtedness and may also be limited by law, by regulatory authority or by agreements that will govern future indebtedness. Holdings’ failure to settle the 4.50% Convertible Senior Notes at a time when the repurchase is required by the indenture governing the 4.50% Convertible Senior Notes or to pay cash payable on future conversions of the 4.50% Convertible Senior Notes as required by such indenture would constitute a default under such indenture. A default under the indenture governing the 4.50% Convertible Senior Notes or the fundamental change itself could also lead to a default under agreements governing CUSA’s existing or future indebtedness.

The conditional conversion feature of the 4.50% Convertible Senior Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 4.50% Convertible Senior Notes is triggered, holders of the 4.50% Convertible Senior Notes will be entitled to convert the 4.50% Convertible Senior Notes at any time during specified periods at their option. If one or more holders elect to convert their 4.50% Convertible Senior Notes, Holdings may elect to satisfy its conversion obligations by payment and delivery of a combination of cash and shares of its common stock. Settlement of this conversion obligation through the payment of cash could adversely affect Holdings’ and CUSA’s liquidity. In addition, even if holders do not elect to convert their 4.50% Convertible Senior Notes, Holdings could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 4.50% Convertible Senior Notes as a current rather than long-term liability, which would result in a material reduction of its net working capital.

Conversion of the 4.50% Convertible Senior Notes may dilute the ownership interest of existing stockholders, or may otherwise depress the price of Holdings’ common stock.

The conversion of some or all of the 4.50% Convertible Senior Notes will dilute the ownership interests of existing stockholders to the extent Holdings delivers shares of its common stock upon conversion of any of the 4.50% Convertible Senior Notes. The 4.50% Convertible Senior Notes may from time to time in the future be convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of its common stock. In addition, the existence of the 4.50% Convertible Senior Notes may encourage short selling by market participants because the conversion of the 4.50% Convertible Senior Notes could be used to satisfy short positions, or anticipated conversion of the 4.50% Convertible Senior Notes into shares of Holdings’ common stock could depress the price of Holdings’ common stock.

The 4.50% Convertible Senior Notes Hedge Transactions and Warrant Transactions (each as defined below) may affect the value of Holdings’ common stock.

In connection with the pricing of the 4.50% Convertible Senior Notes, Holdings entered into Hedge Transactions with, and sold Warrants (as defined below) to, Option Counterparties (as defined below). The Hedge Transactions are expected generally to reduce the potential dilution to Holdings’ common stock upon any conversion of the 4.50% Convertible Senior Notes and/or offset any cash payments Holdings is required to make in excess of the principal amount of converted 4.50% Convertible Senior Notes, as the case may be. The Warrants would separately have a dilutive effect to the extent that the market price per share of Holdings’ common stock exceeds the strike price of any Warrants on the applicable expiration dates unless, subject to the terms of the Warrants, Holdings elects to cash settle the Warrants. In addition, the Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to Holdings’ common stock and/or purchasing or selling Holdings’ common stock or other securities of Holdings’ in secondary market transactions prior to the maturity of the 4.50% Convertible Senior Notes (and are likely to do so during any observation period related to a conversion of the 4.50% Convertible Senior Notes or following any repurchase of the 4.50% Convertible Senior Notes by us in connection with any fundamental change repurchase date or otherwise). This activity could also cause or avoid an increase or decrease in the market price of Holdings’ common stock.

In addition, if any such Hedge Transactions and Warrants fail to become effective, the Option Counterparties or their respective affiliates may unwind their hedge positions with respect to Holdings’ common stock, which could adversely affect the market price of its common stock. The potential effect, if any, of these transactions and activities on the market price of Holdings’ common stock will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of Holdings’ common stock.

Holdings is subject to counterparty risk with respect to the 4.50% Convertible Senior Notes Hedge Transactions.

The Option Counterparties are financial institutions or affiliates of financial institutions, and Holdings will be subject to the risk that one or more of such Option Counterparties may default under the Hedge Transactions. Holdings’ exposure to the credit risk of the Option Counterparties will not be secured by any collateral. If any Option Counterparty becomes subject to insolvency proceedings, Holdings will become an unsecured creditor in those proceedings with a claim equal to its exposure at that time under its transactions with that counterparty. Holdings’ exposure will depend on many factors but, generally, the increase in Holdings’ exposure will be correlated to the increase in Holdings’ common stock market price and in the volatility of the market price of Holdings’ common stock. In addition, upon a default by the Option Counterparty, Holdings may suffer adverse tax consequences and more dilution than it currently anticipates with respect to its common stock. Holdings can provide no assurance as to the financial stability or viability of any Option Counterparty.

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

Holdings’ ability to pay dividends may be limited or otherwise restricted.

Holdings’ ability to pay dividends is limited by its status as a holding company and the terms of CUSA’s senior notes indentures and CUSA’s senior secured credit facility, which restrict Holdings’ ability to pay dividends and the ability of certain of its subsidiaries to pay dividends, directly or indirectly, to Holdings. Under CUSA’s debt instruments, we may pay a cash dividend up to a specified amount, provided we have satisfied certain financial covenants in, and are not in default under, CUSA’s debt instruments. The declaration of future dividends on Holdings’ common stock, par value $0.001 per share, or Common Stock, will be at the discretion of Holdings’ board of directors and will depend upon many factors, including our results of operations, cash flows, financial condition, earnings, capital requirements, limitations in CUSA’s debt agreements and legal requirements. Holdings suspended its dividend in March 2020 due to the impacts of the COVID-19 pandemic and it is uncertain when Holdings will resume paying dividends.

Future sales of Holdings’ common stock may adversely affect the prevailing market price.

Future sales of substantial amounts of Holdings’ common stock in the open market and the issuance of the shares reserved for future issuance under Holdings’ incentive plan, in exchange for outstanding warrants, conversion of outstanding 4.50% Convertible Senior Notes, or in connection with acquisitions or other corporate events, will be dilutive to Holdings’ existing stockholders and could result in a decrease in Holdings’ stock price. Holdings cannot predict whether substantial amounts of its common stock will be sold in the open market in anticipation of, or following, any divestiture by any of its large stockholders, its directors or executive officers of their shares of common stock. Holdings can also issue shares of its common stock which are authorized but unissued and not reserved for any specific purpose without any action or approval by its stockholders.

We may not be able to generate additional revenue or continue to realize value from our investment in NCM.

As of December 31, 2022, we owned 43.7 common units of NCM, which represented an ownership interest in NCM of approximately 25.4%. CUSA receives monthly theatre access and advertising fees under an Exhibitor Services Agreement with NCM, and CUSA has received quarterly distributions of excess cash from NCM pursuant to NCM’s operating agreement. During the years ended December 31, 2020, 2021 and 2022, Holdings and CUSA each recorded approximately $36.0 million, $44.1 million and $52.2 million in other revenue related to NCM, respectively, $14.1 million, $0.2 million and $0 million in cash distributions recorded as a reduction of the investment in NCM, respectively, and $7.0 million, $0.1 million and $0 in cash distributions in excess of the investment in NCM, respectively. On February 23, 2022, we redeemed substantially all of our common units of NCM for an equal number of common shares in National Cinemedia, Inc. (“NCMI”). Distributions of excess cash from NCM to its members, including NCMI, are currently restricted through December 2023 in accordance with the credit agreement amendment NCM entered into with its lenders, and NCMI has suspended its dividend. Cinema advertising is a small component of the U.S. advertising market and therefore, NCM competes with larger, more established and well-known media platforms such as broadcast radio and television, cable and satellite television, outdoor advertising and Internet portals. In-theatre advertising may not continue to attract advertisers or NCM’s in-theatre advertising format may not continue to be received favorably by theatre patrons. If NCM is unable to continue to generate consistent advertising revenue, its results of operations may be adversely affected and our investment in NCM may be adversely impacted. NCM has a substantial amount of indebtedness and has been significantly impacted by the COVID-19 pandemic. If a bankruptcy case were commenced by or against NCM, it is possible that our Exhibitor Services Agreement would be rejected or renegotiated and it is possible that we may lose all of our equity in NCM. Additionally, Cineworld Group plc (“Cineworld”) (the parent company of Regal Entertainment, Inc. (“Regal”)), filed for bankruptcy under Chapter 11 in September 2022. As part of the bankruptcy proceedings, Cineworld has filed motions to reject Regal’s Exhibitor Services Agreement. If the rejection of the Exhibitor Services Agreement is approved or if Regal closes or disposes of a significant number of theatres, NCM’s advertising revenue will be adversely impacted.

NCMI’s stock price was $0.22 per share at December 31, 2022, which was significantly below the Company’s carrying value of NCM per common unit. As a result of the decrease in stock price and the prolonged recovery of NCM’s business, during the year ended December 31, 2022 we wrote-down CUSA’s investment in NCM by $113.2 million to its estimated fair value. Since NCM's revenues are primarily dependent on theatre attendance, future NCM revenues and future dividends from NCMI will depend on the continued recovery of the motion picture exhibition industry.

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

Strict data privacy laws regulating the collection, transmission, storage and use of employee data and consumers’ personally identifying information are evolving in the U.S. and other jurisdictions in which we operate. These laws impose compliance obligations for the collection, use, retention, security, processing, transfer and deletion of personally identifiable information of individuals and creates enhanced rights for individuals. These changes in the legal and regulatory environments in the areas of customer and employee privacy, data security, and cross-border data flows could have a material adverse effect on our business, primarily through the impairment of our marketing and transaction processing activities, the limitation on the types of information that we may collect, process and retain, the resulting costs of complying with such legal and regulatory requirements and potential monetary forfeitures and penalties for noncompliance.

We may be subject to increased labor and benefits costs.

In the U.S., we are subject to United States federal and state laws governing such matters as minimum wages, working conditions and overtime. We are also subject to union regulations in certain of our international markets, which can specify wage rates as well as minimum hours to be paid to certain employees. As federal and state minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees, but also the wages paid to employees at wage rates that are above minimum wage. Labor market conditions have also recently driven increases in wages across our labor base and similar increases may continue in the future. Labor shortages, increased employee turnover and health care mandates could also increase our labor costs. This in turn could lead us to increase prices, which could impact our sales. Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our results of operations may be adversely impacted.

Provisions in Holdings’ corporate documents and certain of CUSA’s agreements, as well as Delaware law, may hinder a change of control.

Provisions in the Holdings amended and restated certificate of incorporation and bylaws, as well as provisions of the Delaware General Corporation Law, could discourage unsolicited proposals to acquire us. These provisions include:

•
authorization of Holdings’ board of directors to issue shares of preferred stock without stockholder approval;
•
a board of directors classified into three classes of directors with the directors of each class having staggered, three-year terms;
•
provisions regulating the ability of Holdings’ stockholders to nominate directors for election or to bring matters for action at annual meetings of its stockholders; and
•
provisions of Delaware law that restrict many business combinations and provide that directors serving on classified boards of directors, may be removed only for cause.

Certain provisions of CUSA’s 8.75% secured notes indenture, 5.25% senior notes indenture, CUSA’s 5.875% senior notes indenture and CUSA’s senior secured credit facility may have the effect of delaying or preventing future transactions involving a “change of control.” A “change of control” would require us to make an offer to the holders of each of its 8.75% Secured Notes, 5.25% Senior Notes and 5.875% Senior Notes to repurchase all of the outstanding notes at a purchase price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest to the date of purchase. A “change of control” would also be an event of default under CUSA’s senior secured credit facility.

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

Other General Risks

General political, social, health and economic conditions can adversely affect our business.

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

While we continue to invest in technological innovations, such as laser projectors and motion seats, new technological innovations continue to impact our industry. If we are unable to respond to or invest in changes in technology and the technological preferences of our customers, we may not be able to compete with other exhibitors or other entertainment venues, which could adversely affect our results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth a summary of our theatres in U.S. and international markets as of December 31, 2022:

	Leased	Owned
Segment	Theatres	Theatres
U.S.	277	41
International	200	—
Total	477	41

See also Item 1, Business – Theatre Operations, for a summary of the geographic locations for our U.S. and international theatre circuit as of December 31, 2022.

The Company conducts a significant part of its theatre operations in leased properties under noncancelable operating and finance leases with base terms generally ranging from 10 to 25 years. In addition to fixed lease payments, some of the leases provide for variable lease payments and some require the payment of taxes, insurance, common area maintenance and other costs applicable to the property. Variable lease payments include payments based on a percentage of sales over defined thresholds or payments adjusted periodically for inflation or changes in pricing or attendance. The Company can renew, at its option, a substantial portion of the leases at defined or then market rental rates for various periods. Some leases also provide for escalating rent payments throughout the lease term. See Note 4 to the consolidated financial statements for further discussion of our leases.

In addition to our theatre properties, we currently own an office building in Plano, Texas, which is our worldwide headquarters. We lease office space in Frisco, Texas and a warehouse in McKinney, Texas. We also lease office space in seven regions in Latin America for our local office teams.

Item 3. Legal Proceedings

For a discussion of contingencies related to legal proceedings, see Note 21 to the consolidated financial statements, which is hereby incorporated by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Common Stock

Holdings’ common equity consists of common stock, which has traded on the New York Stock Exchange since April 24, 2007 under the symbol “CNK.”

As of December 31, 2022, there were 500 holders of record of Holdings’ common stock and there were no other classes of stock issued and outstanding.

Dividend Policy

Holdings, at the discretion of its board of directors and subject to applicable law, may pay regular quarterly dividends on its common stock. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, debt agreement restrictions, forecasted earnings and cash flows, as well as other relevant factors. In March 2020, the Holdings board of directors suspended its dividend in response to the impacts of the COVID-19 pandemic. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources – Financing Activities for a discussion of dividend restrictions under CUSA’s debt agreements. See Note 7 to the consolidated financial statements for a detail of dividends paid by Holdings during the year ended December 31, 2020.

During the year ended December 31, 2020, CUSA paid cash dividends of approximately $42.0 million to Holdings. No such dividends were paid during the years ended December 31, 2021 and 2022. CUSA’s ability to pay dividends is limited by the terms of its senior notes indentures and its senior secured credit facility, which restrict its ability to pay dividends and the ability of certain of its subsidiaries to pay dividends. See Note 14 to the consolidated financial statements for further discussion of our debt agreements. The declaration of future dividends will depend upon many factors, including CUSA’s results of operations, financial condition, earnings, capital requirements, limitations in our debt agreements and legal requirements.

Performance Graph

We benchmark our financial performance against AMC Entertainment Holdings, Inc. (AMC) and IMAX Corporation (IMAX), the two other publicly-held companies in our industry with whom we compete for investor capital. The performance graph below sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to Holdings’ stockholders during the five-year period ended December 31, 2022, as well as the corresponding returns on the S&P 500 Index and in each of AMC and IMAX. Holdings’ stock price performance shown in the graph below may not be indicative of future stock performance.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cinemark Holdings, Inc. is a holding company and its wholly-owned subsidiary is Cinemark USA, Inc. Holdings consolidates CUSA and its subsidiaries for financial statement purposes, and CUSA comprises approximately the entire balance of Holdings’ assets, liabilities and operating cash flows. In addition, CUSA’s operating revenue and operating expenses comprise nearly 100% of Holdings’ revenue and operating expenses. As such, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) that follows is for Holdings and CUSA in all material respects, unless otherwise noted. Differences between the operations and results of Holdings and CUSA are separately disclosed and explained. Where it is important to distinguish between the entities, we either refer specifically to Holdings or CUSA. Otherwise, all references to “we,” “our,” “us,” “the Company” or “Cinemark” relate to Cinemark Holdings, Inc. and its consolidated subsidiaries and all references to CUSA relate to CUSA and its consolidated subsidiaries.

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes included in this report. This discussion may contain forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties and risks associated with these statements. Discussion regarding our financial condition and results of operations for 2021 compared with 2020 is included in Item 7 of Holdings’ 2021 Annual Report on Form 10-K filed on February 25, 2022 and CUSA’s 2021 Annual Report on Form 10-K filed on March 9, 2022.

Overview

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. As of December 31, 2022, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 22 to the consolidated financial statements.

Impact of COVID-19 Pandemic

The COVID-19 pandemic had a significant impact on the global economy and created a strain on the movie exhibition industry along with widespread social and economic effects. We temporarily closed our theatres in the U.S. and Latin America during March of 2020 at the onset of the COVID-19 outbreak. Additionally, we implemented various cash preservation strategies, including, but not limited to, temporary personnel and salary reductions, halting non-essential operating and capital expenditures, negotiating modified timing and/or abatement of contractual payments with landlords and other major suppliers, and the suspension of our quarterly dividend.

Throughout 2020 and 2021 we reopened theatres as soon as local restrictions and the status of the COVID-19 pandemic would allow. All of our domestic and international theatres were reopened by the end of the fourth quarter of 2021. While we reopened our theatres and were able to operate, we faced ongoing challenges with the significant reduction in new film releases as our distributors considered the impact of COVID-19 on future box office potential, with many studio partners simultaneously launching streaming platforms.

The industry’s recovery from the COVID-19 pandemic is still underway and is contingent upon the volume of new film content available, as well as the box office performance of new film content released. The industry continues to adapt to the evolution of the exclusive theatrical release window, competition from streaming platforms, supply chain constraints, inflationary impacts, and other economic factors.

Revenue and Expenses

We generate revenue primarily from filmed entertainment box office receipts and concession sales, with additional revenue from screen advertising, screen rental and other revenue streams, such as transactional fees, vendor marketing promotions, studio trailer placements, meeting rentals and electronic video games located in some of our theatres. We also offer alternative entertainment, such as the Metropolitan Opera, concert events, in-theatre gaming, live and pre-recorded sports programs and other special events in our theatres. NCM provides our domestic theatres with various forms of in-theatre advertising. Our Flix Media subsidiaries provide screen advertising and alternative content for our international circuit and to other international exhibitors.

Films released during the year ended December 31, 2022 included Top Gun: Maverick, Black Panther: Wakanda Forever, Doctor Strange in the Multiverse of Madness, Jurassic World: Dominion, Minions: The Rise of

Gru, The Batman, Thor: Love and Thunder, Sonic the Hedgehog 2, Black Adam, Elvis, Uncharted, Nope, Lightyear, Smile, The Lost City, Bullet Train, and the highly anticipated sequel Avatar: The Way of Water, among other films.

Currently, films scheduled for release in 2023 include Ant-Man and the Wasp: Quantumania, Shazam: Fury of the Gods, John Wick 4, The Super Mario Bros. Movie, Guardians of the Galaxy Vol. 3, Fast X, The Little Mermaid, Spider-man: Across the Spider-verse; Elemental; The Flash; Indiana Jones and the Dial of Destiny; Mission Impossible: Dead Reckoning Part One, The Marvels, Barbie, Oppenheimer, Dune Part Two, Hunger Games: The Ballad of Songbirds and Snakes, and Aquaman and the Lost Kingdom, among other films.

There are several key factors impacting the industry box office's continued recovery from the COVID-19 pandemic, including the availability and quality of new films released, the duration of the exclusive theatrical release windows and evolving consumer behavior with competition from streaming platforms and other forms of entertainment.

Film rental costs are variable in nature and fluctuate with our admissions revenue. Film rental costs as a percentage of revenue are generally higher for periods in which more blockbuster films are released. The Company previously received virtual print fees (VPFs) from studios for certain of its international locations, which were included as a contra-expense in film rental and advertising costs on the consolidated statements of income. However, these costs were fully recovered during 2021, and as a result, were not received during 2022 and will not be received in future periods. Advertising costs, which are expensed as incurred, are primarily related to expanding our customer base, increasing the frequency of visits and growing loyalty. These expenses vary depending on the timing and length of such campaigns.

Concession supplies expense is variable in nature and fluctuates with our concession revenue and also product mix. Supply chain interruptions and inflationary pressures have impacted, and may continue to impact, product costs and product availability in the near term. We source products from a variety of partners around the world to minimize supply chain interruptions and price increases, wherever possible.

Although salaries and wages include a fixed cost component (i.e., the minimum staffing costs to operate a theatre facility during non-peak periods), salaries and wages tend to move in relation to revenue as theatre staffing is adjusted to respond to changes in attendance. Staffing levels may vary based on the amenities offered at each location, such as full-service restaurants, bars or expanded food and beverage options. In certain international locations, staffing levels are also subject to local regulations, including minimum hour requirements. Labor market conditions and inflationary pressures have driven increases in wages across our labor base and similar increases may continue in the future.

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

Utilities and other costs include both fixed and variable costs and primarily consist of utilities, property taxes, janitorial costs, credit card fees, third party ticket sales commissions, repairs and maintenance expenses, security services and projection and sound equipment maintenance expenses.

General and administrative expenses to support the overall management of the Company are primarily fixed in nature with certain variable components. Fixed expenses include salaries, wages and benefits costs for our corporate office personnel, facility expenses for our corporate and other offices, software license and maintenance costs and audit fees. Some variable expenses may include incentive compensation, consulting and legal fees, supplies and other costs that are not specifically associated with the operations of our theatres.

Critical Accounting Policies and Estimates

Holdings and CUSA each prepare their consolidated financial statements in conformity with generally accepted accounting principles in the U.S., or U.S. GAAP. As such, Holdings and CUSA are each required to make certain estimates and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies and estimates, which we believe are the most critical to aid in fully understanding and evaluating Holdings’ and CUSA’s reported consolidated financial results, include the following:

Revenue and Expense Recognition

Our patrons have the option to purchase movie tickets well in advance of a movie showtime or right before the movie showtime, or at any point in between those two timeframes depending on seat availability. We recognize such admissions revenue when the showtime for a purchased movie ticket has passed. Concession revenue is recognized when products are sold to the consumer, or if purchased in advance, based on the showtime associated with the customer’s movie ticket. Other revenue primarily consists of screen advertising, screen rental revenue, promotional income, studio trailer placements and transactional fees. Except for NCM screen advertising advances (see Note 9 to the consolidated financial statements), these revenues are generally recognized when we have performed the related services. We sell gift cards and discount ticket vouchers, the proceeds from which are recorded as deferred revenue. Deferred revenue for gift cards and discount ticket vouchers is recognized when they are redeemed for concession items or, if redeemed for movie tickets, when the showtime has passed. We generally record breakage revenue on gift cards and discount ticket vouchers based on redemption activity and historical experience with unused balances. We offer a subscription program in the U.S. whereby patrons can pay a monthly or annual fee to receive a monthly credit for use towards a future movie ticket purchase. We record the subscription program fees as deferred revenue and record admissions revenue when the showtime for a movie ticket purchased with a credit has passed. We have loyalty programs in the U.S. and many of our international locations that either have a prepaid annual fee or award points to customers as purchases are made. For those loyalty programs that have a prepaid annual fee, we recognize the fee collected as other revenue on a straight-line basis over the term of the program. For those loyalty programs that award points to customers based on their purchases, we record a portion of the original transaction proceeds as deferred revenue based on the number of reward points issued to customers and recognize the deferred revenue when the customer redeems such points. The value of loyalty points issued is based on the estimated fair value of the rewards offered. We record breakage revenue on deferred loyalty and subscription revenue generally upon the expiration of points and subscription credits, respectively. Advances collected on concession and other contracts are deferred and recognized during the period in which the Company satisfies the related performance obligations, which may differ from the period in which the advances are collected.

Film rental costs are based on the film licensing arrangements and accrued based on the applicable box office receipts and either; 1) a sliding scale formula, which is generally established prior to the opening of the film, 2) a firm terms formula as negotiated prior to a film’s theatrical run or 3) estimates of the final settlement rate, which occurs at the conclusion of the film’s run. Under a sliding scale formula, we pay a percentage of box office revenues using a pre-determined scale that is based upon box office performance of the film for its full theatrical run. Under a firm terms formula, we pay the distributor a percentage of box office receipts, that can either be an aggregate rate for the full theatrical run or rates that decline over the term of the theatrical run. The settlement process allows for negotiation of film rental fees upon the conclusion of the film's theatrical run based upon how the film performs. Estimates are based on the expected success of a film. The success of a film can generally be determined a few weeks after a film is released when the initial box office performance of the film is known. If actual settlements are different than those estimates, film rental costs are adjusted at that time.

Facility lease expense is primarily a fixed cost at the theatre level as most of our facility leases require a fixed monthly minimum rent payment. Certain of our leases are subject to monthly percentage rent only, which is accrued each month based on actual revenues. Certain of our other theatres require payment of percentage rent in addition to fixed monthly rent if an annual target revenue level is achieved. Percentage rent expense is estimated and recorded for these theatres on a monthly basis if the theatre’s historical performance or forecasted performance indicates that the annual target revenue level will be reached. Once annual revenues are known, the timing of which is based on the respective lease agreement, percentage rent expense is adjusted at that time.

Theatre properties and equipment are depreciated using the straight-line method over their estimated useful lives. In estimating the useful lives of our theatre properties and equipment, we have relied upon our experience with such assets and our historical replacement period. We periodically evaluate these estimates and assumptions and adjust them as necessary. Leasehold improvements for which we pay, and to which we have title, are amortized over the lesser of their useful life or the remaining initial lease term.

Long-Lived Assets Impairment Evaluaitons

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

Long-lived assets are evaluated for impairment on a theatre level, which we believe is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the theatre’s useful life correlates with the remaining lease period, which includes the probability of the exercise of available renewal periods for leased properties, and the lesser of twenty years or the building’s remaining useful life for owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, we then compare the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Fair value is determined based on a multiple of cash flows. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples.

See further discussion of our impairment evaluation policy in Note 1 of the consolidated financial statements. See a summary of the impairment evaluations performed and impairments recorded during the years ended December 31, 2020, 2021 and 2022 in Note 12 to the consolidated financial statements.

Goodwill and Intangible Assets Impairment Evaluations

We evaluate goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable. We evaluate goodwill for impairment at the reporting unit level and we have allocated goodwill to the reporting unit based on an estimate of its relative fair value. Management considers its reporting units to be the U.S. and each of its international countries that has been allocated goodwill (the Company does not have goodwill recorded for all of its international locations). Management evaluates goodwill at the U.S. market level as its U.S. regions have similar economic characteristics. Under a quantitative goodwill impairment analysis, the Company estimates the fair value of each reporting unit and compares it with its carrying value. Fair value is estimated using the market and income approaches, which consider a multiple of cash flows for each reporting unit as the basis for fair value. Significant judgment including management’s estimate of future theatre level cash flows for each theatre is involved in estimating fair value of a reporting unit. The Company’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on projected operating performance of each reporting unit, relevant market transactions and industry trading multiples. Under ASC Topic 350, Goodwill, Intangibles and Other, we may perform a qualitative impairment assessment or a quantitative impairment assessment of our goodwill.

Tradename intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. Under ASC Topic 350, we can elect to perform a qualitative or quantitative impairment assessment for our tradename intangible assets. A quantitative tradename impairment assessment includes comparing the carrying values of tradename assets to their estimated fair value. Fair values are estimated by applying an estimated market royalty rate that could be charged for the use of our tradenames to forecasted future revenues, with an adjustment for the present value of such royalties. If the estimated fair value is less than the carrying value, the tradename intangible asset is written down to its estimated fair value. Significant judgment is involved in estimating market royalty rates and long-term revenue forecasts. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected revenue performance and industry trends. The Company’s qualitative assessment considers industry and market conditions and recent developments that may impact the revenue forecasts and other estimates as compared to its most recent quantitative assessment.

See further discussion of our impairment evaluation policy in Note 1 of the consolidated financial statements. See a summary of the impairment evaluations performed and impairments recorded during the years ended December 31, 2020, 2021 and 2022 in Note 12 to the consolidated financial statements.

Income Taxes

CUSA participates in the consolidated return of Holdings; however, CUSA’s provisions for income taxes are computed on a stand-alone basis. We use an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not that such assets will be realized. Income taxes are provided on unremitted earnings from foreign subsidiaries unless such earnings are expected to be indefinitely reinvested. Income taxes have also been provided for potential tax assessments. The evaluation of an uncertain tax position is a two-step process. The first step is recognition: We determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position would be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements result in (1) a change in a liability for income taxes payable or (2) a change in an income tax refund receivable, a deferred tax asset or a deferred tax liability or both (1) and (2). We accrue interest and penalties on uncertain tax positions. See Note 20 to the consolidated financial statements for further discussion of income taxes.

Accounting for Investment in National CineMedia, LLC and Related Agreements

We have an investment in NCM. NCM operates a digital in-theatre network in the U.S. providing cinema advertising. The Company entered into an Exhibitor Services Agreement, or ESA, with NCM pursuant to which NCM primarily provides advertising to its domestic theatres. On February 13, 2007, National CineMedia, Inc., or NCMI, an entity that serves as the sole manager of NCM, completed an initial public offering (“IPO”) of its common stock. In connection with the NCMI initial public offering, the Company amended its operating agreement and the ESA. At the time of the NCM IPO and as a result of amending the ESA, the Company received approximately $174 million in cash consideration from NCM. The proceeds were recorded as deferred revenue, or NCM screen advertising advances, and are being amortized over the term of the amended and restated ESA, which expires in February 2041. Following the NCMI IPO, the Company will not recognize undistributed equity in the earnings on its original NCM membership units (referred to herein as the Company’s Tranche 1 Investment) until NCM's future net earnings, less distributions received, surpass the amount of the excess distribution. The Company recognizes equity in earnings on its Tranche 1 Investment only to the extent it receives cash distributions from NCM. The Company recognizes the cash distributions it receives from NCM on its Tranche 1 Investment as a component of earnings reflected as Distributions from NCM. The Company believes that the accounting model provided by ASC 323-10-35-22 for recognition of equity investee losses in excess of an investor's basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

In addition to the consideration received upon the NCMI IPO and ESA modification in 2007, the Company also periodically receives consideration in the form of common unit adjustments from NCM. Pursuant to a Common Unit Adjustment Agreement dated as of February 13, 2007 between NCMI and the Company, AMC and Regal, collectively referred to as the Founding Members, annual adjustments to the common membership units are made primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each Founding

Member. The common units received (collectively referred to as the Company’s “Tranche 2 Investment”) are recorded at fair value as an increase in the Company’s investment in NCM with an offset to deferred revenue or NCM screen advertising advances. The Company’s Tranche 2 Investment is accounted for following the equity method, with undistributed equity earnings related to its Tranche 2 Investment included as a component of equity in income of affiliates and distributions received related to its Tranche 2 Investment recorded as a reduction of its investment basis. The fair value of the common units received is estimated based on the market price of NCMI common stock (Level 1 input as defined in FASB ASC Topic 820, Fair Value Measurement) at the time the common units are determined, adjusted for volatility associated with the estimated time period it would take to convert the common units and register the respective shares.

The Company evaluates its investment in NCM for impairment that is other than temporary on a quarterly basis or whenever events or changes in circumstances indicate the current value of the investment may be less than its carrying value. Under ASC Topic 323, Investments - Equity Method and Joint Ventures, a loss in value of an investment that is other than a temporary decline should be recognized. Factors that are considered in evaluating whether a decline in the value of an investment is other than temporary include a severe and sustained decline in the quoted market price of an investment below the carrying value of the investment, or specific events that may adversely influence the operations of the investee in a permanent or irreversible manner.

See Note 9 to the consolidated financial statements for further discussion of our investment in NCM and our assessment of its fair market value and other than temporary impairments.

Results of Operations

The following table sets forth, for the periods indicated, the amounts for certain items reflected in operating loss of Holdings along with each of those items as a percentage of revenue.

	Year Ended December 31,
	2020	2021	2022
Operating data (in millions):
Revenue
Admissions	$356.5	$780.0	$1,246.9
Concession	231.1	561.7	938.3
Other	98.7	168.8	269.5
Total revenue	$686.3	$1,510.5	$2,454.7
Cost of operations (1)
Film rentals and advertising	186.8	415.0	704.4
Concession supplies	48.6	97.9	169.3
Salaries and wages	145.0	232.9	372.7
Facility lease expense	279.8	280.0	308.3
Utilities and other	229.5	282.9	407.2
General and administrative expenses	127.6	161.1	177.6
Depreciation and amortization	259.8	265.4	238.2
Impairment of long-lived assets	152.7	20.8	174.1
Restructuring costs	20.4	(1.0)	(0.5)
(Gain) loss on disposal of assets and other	(8.9)	8.0	(6.8)
Total cost of operations	1,441.3	1,763.0	2,544.5
Operating loss	$(755.0)	$(252.5)	$(89.8)

Operating data as a percentage of total Revenue:
Revenue
Admissions	51.9%	51.6%	50.8%
Concession	33.7%	37.2%	38.2%
Other	14.4%	11.2%	11.0%
Total revenue	100.0%	100.0%	100.0%
Cost of operations (2)
Film rentals and advertising	52.4%	53.2%	56.5%
Concession supplies	21.1%	17.4%	18.0%
Salaries and wages	N/A	15.4%	15.2%
Facility lease expense	N/A	18.5%	12.6%
Utilities and other	N/A	18.7%	16.6%
General and administrative expenses	N/A	10.7%	7.2%
Depreciation and amortization	N/A	17.6%	9.7%
Impairment of long-lived assets	N/A	1.4%	7.1%
Restructuring costs	N/A	(0.1)%	0.0%
(Gain) loss on disposal of assets and other	N/A	0.5%	(0.3)%
Total cost of operations	N/A	116.7%	103.7%
Operating loss	N/A	(16.7)%	(3.7)%
Average screen count (3)	N/A	5,890	5,849
Revenue per average screen (in dollars)	N/A	$256,445	$419,675
(1)
The only difference between components of operating loss for Holdings, as presented above, and those of CUSA is incremental general and administrative expense recognized by Holdings. The following table sets forth, for the periods indicated, the amounts for general and administrative expense, total cost of operations and operating loss of CUSA:

	Year Ended December 31,
	2020	2021	2022
Operating data (in millions):
Cost of operations
General and administrative expenses	$125.4	$158.5	$174.6
Total cost of operations	$1,439.1	$1,760.4	$2,541.5
Operating loss	$(752.8)	$(249.9)	$(86.8)

(2)
All costs are expressed as a percentage of total revenue, except film rentals and advertising, which are expressed as a percentage of admissions revenue and concession supplies, which are expressed as a percentage of concession revenue. Certain values are considered not applicable (“N/A”) during 2020 as they are not comparable due to theatre closures as a result of the COVID-19 pandemic.
(3)
Average screen count is calculated based on the average of month end screen counts.

Comparison of Years Ended December 31, 2022 and December 31, 2021

Year ended December 31, 2021 - We reopened our remaining theatres throughout the first half of the year as the status of the COVID-19 pandemic and local regulations would allow. As of December 31, 2021, all of our domestic and international theatres were open. The North American Industry box office totaled approximately $4.5 billion during 2021 with library content and a limited number of new releases, which included Shang-Chi and the Legend of the Ten Rings, Black Widow, F9 The Fast Saga, A Quiet Place Part II, Jungle Cruise, Free Guy, Godzilla vs. Kong, Cruella, Space Jam: A New Legacy and The Conjuring: The Devil Made Me Do It.

Year ended December 31, 2022 - The North American Industry box office generated approximately $7.5 billion during 2022, which included blockbuster films such as Top Gun: Maverick, Black Panther: Wakanda Forever, Doctor Strange in the Multiverse of Madness, Jurassic World: Dominion, Minions: The Rise of Gru, The Batman, Thor: Love and Thunder, Sonic the Hedgehog 2, Black Adam, Elvis, Uncharted, Nope, Lightyear, Smile, The Lost City, Bullet Train, and the highly anticipated sequel Avatar: The Way of Water, among other films.

Revenue. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency (3)
	2022	2021	% Change	2022	2021	% Change	2022	% Change	2022	2021	% Change
Admissions revenue	$1,010.2	$671.7	50.4%	$236.7	$108.3	118.6%	$258.8	139.0%	$1,246.9	$780.0	59.9%
Concession revenue	$763.0	$482.8	58.0%	$175.3	$78.9	122.2%	$193.7	145.5%	938.3	$561.7	67.0%
Other revenue (1)	$197.0	$139.1	41.6%	$72.5	$29.7	144.1%	$78.7	165.0%	269.5	$168.8	59.7%
Total revenue (1)	$1,970.2	$1,293.6	52.3%	$484.5	$216.9	123.4%	$531.2	144.9%	$2,454.7	$1,510.5	62.5%
Attendance	109.3	73.0	49.7%	63.4	32.6	94.5%			172.7	105.6	63.5%
Average ticket price (2)	$9.24	$9.20	0.4%	$3.73	$3.32	12.3%	$4.08	22.9%	$7.22	$7.39	(2.3)%
Concession revenue per patron (2)	$6.98	$6.61	5.6%	$2.76	$2.42	14.0%	$3.06	26.4%	$5.43	$5.32	2.1%
(1)
U.S. operating segment revenue includes eliminations of intercompany transactions with the international operating segment. See Note 22 to the consolidated financial statements.
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
•
U.S. Attendance increased 49.7% to 109.3 million patrons in 2022 compared with 73.0 million patrons in 2021 due to the improved state of the COVID-19 pandemic and a more consistent cadence of new film releases with broad consumer appeal. Average ticket price increased 0.4% to $9.24 during 2022 compared with $9.20 during 2021, driven by strategic pricing initiatives partially offset by a higher mix of matinee and weekday showtimes and fewer Private Watch Parties. Concession revenue per patron increased 5.6% to $6.98 during 2022 compared with $6.61 during 2021 driven by strategic pricing initiatives. Other revenue for 2022 increased 41.6% to $197.0 million compared with $139.1 million for 2021 primarily due to attendance growth, which drove an increase in screen advertising, transaction fees, and promotional revenue.
•
International. Attendance increased 94.5% to 63.4 million patrons in 2022 compared with 32.6 million in 2021 due to the lifting of COVID-19 related restrictions as well as a more consistent cadence of new film releases with broad consumer appeal. Average ticket price was $3.73 as reported, $4.08 in constant currency, for 2022 compared with $3.32 for 2021. The increase in average ticket price in constant currency was primarily due to inflationary and strategic pricing actions and higher premium ticket mix. Concession revenue per patron was $2.76 as reported, $3.06 in constant currency, for 2022 compared with $2.42 in 2021. The increase in concession revenue per patron in constant currency was due to inflationary and strategic pricing actions and higher purchase incidence. Other revenue for 2022 increased 144.1% to $72.5 million compared with $29.7 million in 2021 primarily due to higher attendance, which drove an increase in screen advertising, transaction fees and promotional revenue.

Cost of Operations. The table below, presented by reportable operating segment, summarizes certain of our theatre operating costs (in millions) for the years ended December 31, 2021 and 2022.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2022	2021	2022	2021	Constant Currency 2022 (1)	2022	2021
Film rentals and advertising	$584.4	$360.0	$120.0	$55.0	$131.7	$704.4	$415.0
Concession supplies	130.5	79.5	38.8	18.4	42.9	169.3	97.9
Salaries and wages	314.7	198.2	58.0	34.7	64.0	372.7	232.9
Facility lease expense	250.1	242.2	58.2	37.8	62.8	308.3	280.0
Utilities and other	313.7	232.1	93.5	50.8	101.2	407.2	282.9
(1)
Constant currency expense amounts, which are non-GAAP measurements, were calculated using the average exchange rates for the corresponding months for 2021. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time in accordance with U.S. GAAP. Significant changes in foreign currency exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance that excludes the impact of foreign currency fluctuations.
•
U.S. Film rentals and advertising costs for 2022 were 57.8% of admissions revenue compared with 53.6% for 2021. The rate for 2022 reflected the success of the new film releases discussed above under Revenue and Expenses, while the rate for 2021 reflected limited new film releases that skewed lower on our negotiated film rental scales. Concession supplies expense for 2022 was 17.1% of concession revenue compared with 16.5% of concession revenue for 2021. The increase in the concession supplies rate for 2022 was due to inflationary and supply chain pressures on certain concession categories, partially offset by the impact of strategic pricing initiatives on concession revenue.

Salaries and wages increased to $314.7 million compared with $198.2 million for 2021 as a result of significantly higher attendance, expanded operating hours and wage rate increases with average hourly rates up approximately 10.0% over 2021, partially offset by efficiencies and streamlined operations. Facility lease expense, which is primarily fixed in nature, increased to $250.1 million primarily due to higher percentage rent and an increase in common area maintenance costs. Utilities and other costs increased to $313.7 million, as many of these costs, such as janitorial costs, utilities costs, credit card fees, repairs and maintenance and security costs, are variable in nature and were impacted by the expansion of operating hours, a significant increase in attendance and inflationary pressures.

•
International. Film rentals and advertising costs for 2022 were 50.7% of admissions revenue compared with 50.8% for 2021. Concession supplies expense was 22.1% of concessions revenue compared with 23.3% of concession revenue for 2021. The decrease in concessions supplies rate was primarily driven by the impact of strategic pricing initiatives on concession revenue.

Salaries and wages increased to $58.0 million as reported for 2022 due to significantly higher attendance, expanded operating hours and wage rate increases. Facility lease expense increased to $58.2 million as reported due to the higher percentage rent driven by higher revenue and the return of certain minimum rent thresholds compared with 2021. Utilities and other costs increased to $93.5 million as reported, as many of these costs are variable in nature, such as utilities, credit card fees, screen advertising commissions, janitorial costs and repairs and maintenance, and were impacted by the significant increase in attendance for 2022 and inflation. These expenses, as reported, were also impacted by exchange rates in each of the countries in which we operate.

General and Administrative Expense. General and administrative expense for Holdings increased to $177.6 million for 2022 compared with $161.1 million for 2021. General and administrative expense attributable to CUSA increased to $174.6 million for 2022 compared with $158.5 million for 2021. The increase for both Holdings and CUSA is primarily due to higher staffing levels, wages and benefits inflation, higher incentive compensation and professional fees and a shift to cloud-based software.

Depreciation and Amortization. Depreciation and amortization expense decreased to $238.2 million for 2022 from $265.4 million for 2021 primarily due to the impairment of theatre assets during 2021.

Impairment of Long-Lived Assets. We recorded asset impairment charges of $174.1 million during 2022 and $20.8 million during 2021. Long-lived asset impairment charges of approximately $60.9 million were recorded in 2022, impacting six countries, due primarily to the prolonged recovery of certain theatres from the COVID-19 pandemic. In addition, we recorded an impairment of $113.2 million for our investment in NCM as NCMI's stock price was significantly below the Company's carrying value of NCM per common unit and due to the prolonged recovery of NCM's business. The asset impairment charges recorded during 2021 impacted seven countries and were primarily related to certain theatres that were not showing sufficient recovery after reopening when compared with the rest of our theatre circuit. See Note 12 to the consolidated financial statements.

Restructuring costs. The credits of $(0.5) million and $(1.0) million to restructuring costs during 2022 and 2021, respectively, were primarily due to adjustments based on final facility lease payments for certain closed theatres as compared with recorded amounts. See Note 3 to the consolidated financial statements for further discussion.

(Gain) Loss on Disposal of Assets and Other. A gain on disposal of assets and other of $(6.8) million was recorded during 2022 compared with a loss of $8.0 million during 2021. Activity for 2022 was primarily related to the sale of excess land parcels. Activity for 2021 was primarily related to a litigation settlement reserve and the write-off of certain digital projectors that were replaced with laser projectors, partially offset by gains on the sales of excess land parcels.

Interest Expense. Interest expense for Holdings, which includes amortization of debt issuance costs and amortization of accumulated losses for swap amendments, increased to $155.3 million during 2022 compared with $149.7 million for 2021. The interest expense attributable to CUSA, which includes amortization of debt issue costs and amortization of accumulated losses for swap amendments, was $131.2 million during 2022 compared with $125.6 million for 2021. The increase for both Holdings and CUSA was primarily due to the issuance of the 5.875% Senior Notes and 5.25% Senior Notes to refinance the 5.125% Senior Notes and 4.875% Senior Notes, respectively, during 2021. See further discussion at Liquidity and Capital Resources - Financing Activities below.

Loss on Extinguishment of Debt. We recorded a loss on extinguishment of debt of $6.5 million during 2021 related to the refinancing of CUSA’s 5.125% Senior Notes and 4.875% Senior Notes, including the write-off of the related unamortized debt issuance costs and legal and other fees paid. See Note 14 to the consolidated financial statements.

Foreign Currency Exchange Loss. We recorded a foreign currency exchange loss of $11.5 million during 2022 and $1.3 million during 2021 primarily related to intercompany transactions and changes in exchange rates from original transaction dates until cash settlement. See Notes 1 and 16 to the consolidated financial statements for discussion of foreign currency translation.

Cash and Non-Cash Distributions from DCIP. We recorded cash distributions from DCIP of $3.7 million during 2022 compared with $13.1 million during 2021. These distributions were in excess of the carrying value of our investment in DCIP. See Note 10 to the consolidated financial statements for discussion of our investment in DCIP.

Equity in Loss of Affiliates. Equity in loss of affiliates of $9.3 million was recorded during 2022 compared with $25.0 million during 2021. The decrease in equity in loss of affiliates is due to the ongoing recovery of our equity investees' performance as the industry continues to recover. See Notes 9 and 10 to the consolidated financial statements for information about our equity investments.

Income Taxes - Holdings. An income tax expense of $3.0 million was recorded for 2022 compared with an income tax benefit of $(16.8) million for 2021. The effective tax rate was approximately (1.1)% for 2022 compared with 3.8% for 2021. As a result of continued pre-tax losses in 2022 and 2021, the 2022 and 2021 effective tax rates were impacted by valuation allowances related to certain deferred tax assets for which the ultimate realization is uncertain. We have recorded an income tax receivable of $45.1 million at December 31, 2022 and have paid cash taxes of $4.6 million during the year ended December 31, 2022. See Note 20 to the consolidated financial statements for further discussion of income taxes.

Income Taxes - CUSA. An income tax benefit of $(13.1) million was recorded for 2022 compared with an income tax benefit of $(32.3) million for 2021. The effective tax rate was approximately 5.4% for 2022 compared with 7.8% for 2021. As a result of continued pre-tax losses in 2022 and 2021, the 2022 and 2021 effective tax rates were impacted by valuation allowances related to certain deferred tax assets for which the ultimate realization is uncertain. We have recorded an income tax receivable of $45.1 million at December 31, 2022 and have paid cash taxes of $4.6 million during the year ended December 31, 2022. See Note 20 to the consolidated financial statements for further discussion of income taxes.

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

Cash provided by operating activities was $136.0 million for Holdings and $153.4 million for CUSA for the year ended December 31, 2022 compared with $166.2 million for Holdings and $176.4 million for CUSA for the year ended December 31, 2021. The decrease in cash provided by operating activities was primarily a result of the timing of payments to vendors for revenue generated in the latter part of 2021 and the receipt of income tax refunds in 2021 as a result of the carry back of net operating losses (see Note 20 to our financial statements), offset by increased attendance as theatres were fully reopened and film product was released on a more consistent basis during 2022.

Investing Activities

Investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings, remodels and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $96.3 million and $89.3 million for the years ended December 31, 2022 and 2021, respectively. The increase in cash used for investing activities was primarily due to higher capital expenditures in 2022.

Below is a summary of capital expenditures, disaggregated by new and existing theatres, for the periods indicated (in millions):

	Year Ended December 31,
	2021	2022
New theatres	$38.0	$33.1
Existing theatres	57.5	77.6
Total capital expenditures	$95.5	$110.7

We operated 518 theatres with 5,847 screens worldwide as of December 31, 2022. Theatres and screens opened and closed during the year ended December 31, 2022 were as follows:

	December 31, 2021	Built	Closed	December 31, 2022
U.S.
Theatres	321	2	(5)	318
Screens	4,408	28	(37)	4,399

International
Theatres	201	2	(3)	200
Screens	1,460	24	(36)	1,448

Worldwide
Theatres	522	4	(8)	518
Screens	5,868	52	(73)	5,847

As of December 31, 2022, the following signed commitments were outstanding:

	Theatres	Screens	Estimated Cost (1)
Expected to open during 2023
U.S.	—	—	—
International	1	4	1.7
Total during 2023	1	4	1.7

Expected to open subsequent to 2023
U.S.	3	34	22.2
International	3	17	8.7
Total subsequent to 2023	6	51	$30.9

Total commitments at December 31, 2022	7	55	$32.6
(1)
We expect approximately $9.5 million, $20.1 million, and $3.0 million to be paid during 2023, 2024 and 2025, respectively. The timing of payments is subject to change as a result of construction timing or other delays.

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

Financing Activities

Cash used for financing activities for Holdings was $52.2 million and $19.9 million for the years ended December 31, 2022 and 2021, respectively. Cash provided by (used for) financing activities for CUSA was $(52.2) million and $100.1 million for the years ended December 31, 2022 and 2021, respectively. During 2021, Holdings distributed $120.0 million to CUSA and CUSA issued 5.875% Senior Notes and 5.25% Senior Notes, the proceeds of which were used to redeem the 5.125% Senior Notes and the 4.875% Senior Notes as discussed further below.

Holdings, at the discretion of its board of directors and subject to applicable law, may pay dividends on its common stock. The amount, if any, of the dividends to be paid in the future will depend upon available cash balances, anticipated cash needs, overall financial condition, loan agreement restrictions as discussed below, future prospects for earnings and cash flows, as well as other relevant factors. As a result of the impact of the COVID-19 pandemic, Holdings suspended its quarterly dividend to its shareholders.

We may, from time to time, seek to retire or repurchase our outstanding debt securities through cash purchases or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on the availability and prices of such debt securities, prevailing market conditions, or liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Long-term debt for Holdings and CUSA consisted of the following as of December 31, 2021 and 2022 (in millions):

	December 31,
	2021	2022
Cinemark Holdings, Inc. 4.50% convertible senior notes due 2025	$460.0	$460.0
Cinemark USA, Inc. term loan due 2025	633.1	626.5
Cinemark USA, Inc. 8.75% senior secured notes due 2025	250.0	250.0
Cinemark USA, Inc. 5.875% senior notes due 2026	405.0	405.0
Cinemark USA, Inc. 5.25% senior notes due 2028	765.0	765.0
Other	30.2	10.1
Total long-term debt carrying value (1)	$2,543.3	$2,516.6
Less: Current portion	24.3	10.7
Less: Debt issuance costs, net of accumulated amortization (1)	42.7	31.9
Long-term debt, less current portion, net of unamortized debt issuance costs (1)	$2,476.3	$2,474.0
(1)
The only differences between the long-term debt for Holdings, as presented above, and the long-term debt for CUSA are the $460.0 million 4.50% Convertible Senior Notes due 2025 and the related debt issuance costs. The following table sets forth, as of the periods indicated, the total long-term debt, current portion of long-term debt and debt issuance costs, net of amortization for CUSA:

	December 31,
	2021	2022
Total long-term debt carrying value	$2,083.3	$2,056.6
Less: Current portion	24.3	10.7
Less: Debt issuance costs, net of accumulated amortization	30.3	22.9
Long-term debt, less current portion, net of unamortized debt issuance costs	$2,028.7	$2,023.0

As of December 31, 2022, we had $100 million in available borrowing capacity on our revolving line of credit.

As of December 31, 2022, Holding's long-term debt obligations, scheduled interest payments on long-term debt, future minimum lease obligations under non-cancelable operating and finance leases, deferred rent payments due as a result of amended lease terms, scheduled interest payments under finance leases and other obligations for each period indicated are summarized as follows:

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations (1)	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt (2)	$2,516.6	$10.7	$1,332.2	$407.2	$766.5
Scheduled interest payments on long-term debt (3)	470.9	135.2	228.8	86.7	20.2
Operating lease obligations (4)	1,434.9	276.6	459.4	316.9	382.0
Finance lease obligations (4)	124.2	19.0	34.5	24.0	46.7
Purchase and other commitments (5)	46.3	21.3	24.1	0.9	—
Liability for uncertain tax positions (6)	—	—	—	—	—
Total obligations	$4,592.9	$462.8	$2,079.0	$835.7	$1,215.4
(1)
The only differences between the contractual obligations for Holdings, as presented above, and those for CUSA are incremental long-term debt obligations and scheduled interest payments on long-term debt for Holdings. The following table sets forth, for each period indicated, the long-term debt obligations, scheduled interest payments on long-term debt, liability for uncertain tax positions and total obligations of CUSA:

	Payments Due by Period
	(in millions)
Contractual Obligations	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	After 5 Years
Long-term debt (2)	$2,056.6	$10.7	$872.2	$407.2	$766.5
Scheduled interest payments on long-term debt (3)	415.7	114.5	194.3	86.7	20.2
Liability for uncertain tax positions (6)	—	—	—	—	—
Total obligations	$2,472.3	$125.2	$1,066.5	$493.9	$786.7
(2)
Amounts are presented before adjusting for unamortized debt issuance costs.

(3)
Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates in effect on December 31, 2022.
(4)
Amounts include both scheduled principal and interest payments on leases commenced prior to December 31, 2022. Amounts do not include approximately $54.1 million of payments under signed lease agreements which have not commenced and the timing of which cannot be reasonably estimated. See Note 4 to the consolidated financial statements for discussion of lease obligations.
(5)
Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of December 31, 2022, obligations under employment agreements, which are our only contractual human capital costs, and contractual purchase commitments.
(6)
The long-term portions of Holdings’ and CUSA’s liability for uncertain tax positions of $47.9 million is not included above because we cannot make a reliable estimate of the timing of the related cash payments. There were no amounts recorded for short-term uncertain tax positions on the consolidated balance sheets of either Holdings or CUSA as of December 31, 2022.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

4.50% Convertible Senior Notes

On August 21, 2020, Holdings issued $460.0 million 4.50% convertible senior notes (the "4.50% Convertible Senior Notes"). The 4.50% Convertible Senior Notes will mature on August 15, 2025, unless earlier repurchased or converted. Interest on the notes is payable on February 15 and August 15 of each year, beginning on February 15, 2021.

Holders of the 4.50% Convertible Senior Notes may convert their 4.50% Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding May 15, 2025 only under the following circumstances: (1) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (2) if Holdings distributes to all or substantially all stockholders (i) rights options or warrants entitling them to purchase shares at a discount to the recent average trading price of its common stock (including due to a stockholder rights plan) or (ii) Holdings’ assets or securities or rights, options or warrants to purchase the same with a per share value exceeding 10% of the trading price of Holdings’ common stock, (3) upon the occurrence of specified corporate events as described further in the indenture. Beginning May 15, 2025, holders may convert their 4.50% Convertible Senior Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, or (4) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of Holdings’ common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to $18.66 per share (130% of the initial conversion price of $14.35 per share), on each applicable trading day. Upon conversion of the 4.50% Convertible Senior Notes, Holdings will pay or deliver cash, shares of its common stock or a combination of cash and shares of its common stock, at its election.

The initial conversion rate is 69.6767 shares of Holdings’ common stock per one thousand dollars principal amount of the 4.50% Convertible Senior Notes. The conversion rate will be subject to adjustment upon the occurrence of certain events. If a make-whole fundamental change as defined in the indenture occurs prior to the maturity date, Holdings will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 4.50% Convertible Senior Notes in connection with such make-whole fundamental change.

The 4.50% Convertible Notes are effectively subordinated to any of Holdings’, or its subsidiaries’, existing and future secured debt to the extent of the value of the assets securing such indebtedness, including obligations under the Credit Agreement. The 4.50% Convertible Notes are structurally subordinated to all existing and future debt and other liabilities, including trade payables, and including CUSA’s 8.75% Secured Notes due 2025, 5.25% Senior Notes due 2028 and 5.875% Senior Notes due 2026, or, collectively, CUSA’s senior notes (but excluding all obligations under the Credit Agreement which are guaranteed by Holdings). The 4.50% Convertible Notes rank equally in right of payment with all existing and future unsubordinated debt, including all obligations under the Credit Agreement, which such Credit Agreement is guaranteed by Holdings, and senior in right of payment to any future debt that is expressly subordinated in right of payment to the 4.50% Convertible Senior Notes. The 4.50% Convertible Notes are not guaranteed by any of Holdings’ subsidiaries.

Concurrently with the issuance of the 4.50% Convertible Senior Notes, Holdings entered into privately negotiated convertible note hedge transactions, or the Hedge Transactions, with one or more of the initial purchasers of the 4.50% Convertible Senior Notes or their respective affiliates, or the Option Counterparties. The Hedge

Transactions cover the number of shares of our common stock that will initially underlie the aggregate amount of the 4.50% Convertible Senior Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 4.50% Convertible Senior Notes. The Hedge Transactions are generally expected to reduce potential dilution to Holdings’ common stock upon any conversion of the 4.50% Convertible Senior Notes and/or offset any cash payments we may be required to make in excess of the principal amount of converted 4.50% Convertible Senior Notes, as the case may be. Concurrently with entering into the Hedge Transactions, Holdings also entered into separate privately negotiated warrant transactions with Option Counterparties, or the Warrant Transactions, whereby Holdings sold to Option Counterparties warrants to purchase (subject to the net share settlement provisions set forth therein) up to the same number of shares of Holdings common stock, subject to customary anti-dilution adjustments, or the Warrants. The Warrants could separately have a dilutive effect to the extent that the market value per share of Holdings common stock exceeds the strike price of the warrants on the applicable expiration dates unless, subject to the terms of the Warrants, Holdings elects to cash settle the Warrants. The exercise price of the Warrants is initially $22.08 and is subject to certain adjustments under the terms of the warrants. Holdings received $89.4 million in cash proceeds from the sale of Warrants, which were used along with proceeds from the 4.50% Convertible Senior Notes, to pay approximately $142.1 million to enter into the Hedge Transactions.

Together, the Hedge Transactions and the Warrants are intended to reduce the potential dilution from the conversion of the 4.50% Convertible Senior Notes. The Hedge Transactions and Warrants are recorded in equity and are not accounted for as derivatives, in accordance with applicable accounting guidance.

Senior Secured Credit Facility

CUSA has a senior secured credit facility that includes a $700.0 million term loan and a $100.0 million revolving line of credit ("the Credit Agreement"). Under the amended Credit Agreement, quarterly principal payments of $1.6 million are due on the term loan through December 31, 2024, with a final principal payment of $613.4 million due on March 29, 2025. CUSA had $100.0 million available borrowing capacity on the revolving line of credit as of December 31, 2022.

Interest on the term loan accrues at CUSA’s option at: (A) the base rate equal to the greater of (1) the US “Prime Rate” as quoted in The Wall Street Journal or if no such rate is quoted therein, in a Federal Reserve Board statistical release, (2) the federal funds effective rate plus 0.50%, and (3) a one-month Eurodollar-based rate plus 1.0%, plus, in each case, a margin of 0.75% per annum, or (B) a Eurodollar-based rate for a period of 1, 2, 3, 6, 9 or 12 months plus a margin of 1.75% per annum. Interest on the revolving credit line accrues, at our option, at: (A) a base rate equal to the greater of (1) the US “Prime Rate” as quoted in The Wall Street Journal or if no such rate is quoted therein, in a Federal Reserve Board statistical release, (2) the federal funds effective rate plus 0.50%, and (3) a one-month Eurodollar-based rate plus 1.0%, plus, in each case, a margin that ranges from 0.50% to 1.25% per annum, or (B) a Eurodollar-based rate for a period of 1, 2, 3, 6, 9 or 12 months plus a margin that ranges from 1.50% to 2.25% per annum. The margin of the revolving credit line is determined by the consolidated net senior secured leverage ratio as defined in the Credit Agreement.

CUSA’s obligations under the Credit Agreement are guaranteed by Holdings, as well as certain of CUSA’s domestic subsidiaries, and are secured by mortgages on certain fee and leasehold properties and security interests in substantially all of CUSA’s and the guarantors’ personal property, including, without limitation, pledges of all of CUSA's capital stock and all of the capital stock of certain of CUSA’s domestic subsidiaries.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on CUSA’s ability, and in certain instances, its subsidiaries’ and Holdings’ ability, to consolidate or merge or liquidate, wind up or dissolve; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends or repurchase stock; and make capital expenditures and investments. If CUSA has borrowings outstanding on the revolving credit line, it is required to satisfy a consolidated net senior secured leverage ratio covenant as defined in the Credit Agreement, not to exceed 4.25 to 1. CUSA’s actual ratio as of December 31, 2022 was 2.5 to 1. See below for discussion of covenant waivers.

The dividend restriction contained in the Credit Agreement prevents Holdings and certain of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) Holdings is not in default, and the distribution would not cause CUSA to be in default, under the Credit Agreement; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the Holdings board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Holdings or CUSA as common equity since December 18, 2012, (b) CUSA’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Credit Agreement, and (c) certain other defined amounts, or collectively, the Applicable Amount. As of December 31, 2022, CUSA, Inc. could have distributed up to approximately $2.85 billion to its parent company and sole stockholder, Holdings.

On April 17, 2020, in conjunction with the issuance of the 8.75% Secured Notes discussed below, CUSA obtained a waiver of the leverage covenant, which applies when amounts are outstanding under the revolving line of credit, from the majority of revolving lenders under the Credit Agreement for the fiscal quarters ending September 30, 2020 and December 31, 2020. The waiver was subject to certain liquidity thresholds, restrictions on investments and the use of the Applicable Amount.

On August 21, 2020, in conjunction with the issuance by Holdings of the 4.50% Convertible Senior Notes, CUSA further amended the waiver of the leverage covenant through the fiscal quarter ending September 30, 2021. The amendment also (i) modified the leverage covenant calculation beginning with the calculation for the trailing twelve-month period ended December 31, 2021, (ii) for purposes of testing the consolidated net senior secured leverage ratio for the fiscal quarters ending on December 31, 2021, March 31, 2022 and June 30, 2022, permitted substitution of Consolidated EBITDA for the first three fiscal quarters of 2019 in lieu of Consolidated EBITDA for the corresponding fiscal quarters of 2021, (iii) modified the restrictions imposed by the covenant waiver, and (iv) makes such other changes to permit the issuance of the 4.50% Convertible Senior Notes discussed below. The ratio for the period ended December 31, 2022 was calculated using actual Consolidated EBITDA for the trailing twelve month period.

On June 15, 2021, in conjunction with the issuance of the 5.25% Senior Notes discussed below, the Credit Agreement was amended to, among other things, extend the maturity of the revolving credit line from November 28, 2022 to November 28, 2024.

We have four interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the term loan outstanding under the Credit Agreement. See Note 14 to the consolidated financial statements for discussion of the interest rate swaps.

At December 31, 2022, there was $626.5 million outstanding under the term loan and no borrowings were outstanding under the $100.0 million revolving line of credit. The average interest rate on outstanding term loan borrowings under the Credit Agreement at December 31, 2022 was approximately 4.5% per annum, after giving effect to the interest rate swap agreements.

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

The 5.875% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of CUSA’s subsidiaries that guarantee, assume or become liable with respect to any of CUSA’s or a guarantor’s debt. The 5.875% Senior Notes and the guarantees are senior unsecured obligations and rank equally in right of payment with all of CUSA’s and its guarantor’s existing and future senior debt and senior in right of payment to all of CUSA’s and its guarantors’ existing and future senior subordinated debt. The 5.875% Senior Notes and the guarantees are effectively subordinated to all of CUSA’s and its guarantor’s existing and future secured debt to the extent of the value of the collateral securing such debt, including all borrowings under CUSA’s Credit Agreement. The 5.875% Senior Notes and the guarantees are structurally subordinated to all existing and future debt and other liabilities of CUSA’s subsidiaries that do not guarantee the 5.875% Senior Notes.

Prior to March 15, 2023, CUSA may redeem all or any part of the 5.875% Senior Notes at its option at 100% of the principal amount plus a make-whole premium plus accrued and unpaid interest on the 5.875% Senior Notes to the date of redemption. After March 15, 2023, CUSA may redeem the 5.875% Senior Notes in whole or in part at redemption prices specified in the indenture. In addition, prior to March 15, 2023, CUSA may redeem up to 40% of the aggregate principal amount of the 5.875% Senior Notes from the net proceeds of certain equity offerings at the redemption price set forth in the indenture.

5.25% Senior Notes

On June 15, 2021, CUSA issued $765 million aggregate principal amount of 5.25% senior notes due 2028, at par value (the “5.25% Senior Notes”). Proceeds, after payment of fees, were used to redeem all of CUSA’s 4.875% $755 million aggregate principal amount of Senior Notes due 2023 (the “4.875% Senior Notes”). Interest on the 5.25% Senior Notes is payable on January 15 and July 15 of each year, beginning January 15, 2022. The 5.25% Senior Notes mature on July 15, 2028. CUSA incurred debt issuance costs of approximately $10.7 million in connection with the issuance, which are recorded as a reduction of long-term debt on the consolidated balance sheets.

The 5.25% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of CUSA’s subsidiaries that guarantee, assume or become liable with respect to any of CUSA’s or a guarantor’s debt. The 5.25% Senior Notes and the guarantees will be CUSA’s and the guarantors’ senior unsecured obligations and (i) rank equally in right of payment to CUSA’s and the guarantors’ existing and future senior debt, including borrowings under CUSA’s Credit Agreement (as defined below) and CUSA’s existing senior notes, (ii) rank senior in right of payment to CUSA’s and the guarantors’ future subordinated debt, (iii) are effectively subordinated to all of CUSA’s and the guarantors’ existing and future secured debt, including all obligations under the Credit Agreement and CUSA’s 8.75% senior secured notes due 2025, in each case to the extent of the value of the collateral securing such debt, (iv) are structurally subordinated to all existing and future debt and other liabilities of CUSA’s non-guarantor subsidiaries, and (v) are structurally senior to the 4.50% convertible senior notes due 2025 issued by Holdings.

Prior to July 15, 2024, CUSA, Inc. may redeem all or any part of the 5.25% Senior Notes at its option at 100% of the principal amount plus a make-whole premium plus accrued and unpaid interest on the 5.25% Senior Notes to the date of redemption. On or after July 15, 2024, CUSA may redeem the 5.25% Senior Notes in whole or in part at redemption prices specified in the indenture. In addition, prior to July 15, 2024, CUSA may redeem up to 40% of the aggregate principal amount of the 5.25% Senior Notes from the net proceeds of certain equity offerings at the redemption price set forth in the indenture, so long as at least 60% of the principal amount of the 5.25% Senior Notes remains outstanding immediately after each such redemption.

8.75% Secured Notes

On April 20, 2020, CUSA issued $250.0 million aggregate principal amount of 8.75% senior secured notes due 2025, or the 8.75% Secured Notes. The 8.75% Secured Notes will mature on May 1, 2025. Interest on the 8.75% Secured Notes is payable on May 1 and November 1 of each year.

The indenture governing the 8.75% Secured Notes contains covenants that limit, among other things, the ability of CUSA and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. Upon a change of control, as defined in the indenture governing the 8.75% Secured Notes, CUSA would be required to make an offer to repurchase the 8.75% Secured Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 8.75% Secured Notes allows CUSA to incur additional indebtedness if it satisfies a coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances.

The 8.75% Secured Notes are fully and unconditionally guaranteed on a joint and several senior basis by certain of CUSA’s subsidiaries that guarantee, assume or in any other manner become liable with respect to any of CUSA’s or its guarantors’ other debt. If CUSA cannot make payments on the 8.75% Secured Notes when they are due, CUSA guarantors must make them instead. Under certain circumstances, the guarantees may be released without action by, or the consent of, the holders of the 8.75% Secured Notes.

CUSA may redeem the 8.75% Secured Notes in whole or in part at redemption prices specified in the indenture.

Additional Borrowings of International Subsidiaries

During the years ended December 31, 2020 and 2021, certain of CUSA’s international subsidiaries borrowed an aggregate of $35.8 million under various local bank loans. The bank loans outstanding as of December 31, 2021 and 2022 totaled $30.2 million and $10.1 million, respectively. Current interest rates on the bank loans outstanding at

December 31, 2022 range between 1.0% and 8.1%. The Company repaid $21.5 million of these bank loans outstanding during the year ended December 31, 2022.

Additionally, the Company deposited cash into a collateral account to support the issuance of letters of credit to the lenders for certain of the international loans noted above. The total amount on deposit as of December 31, 2022 was $10.8 million and is considered restricted cash.

Covenant Compliance

The indentures governing the 5.875% Senior Notes, the 5.25% Senior Notes and the 8.75% Secured Notes ("the indentures") contain covenants that limit, among other things, the ability of CUSA and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2022, CUSA could have distributed up to approximately $3.1 billion to its parent company and sole stockholder, Holdings, under the terms of the indentures, subject to its available cash and other borrowing restrictions outlined in the indentures. Upon a change of control, as defined in the indentures, CUSA would be required to make an offer to repurchase the 5.875% Senior Notes, the 5.25% Senior Notes and the 8.75% Secured Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indentures allow CUSA to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2022 was 2.9 to 1.

See discussion of dividend restrictions and the consolidated net senior secured leverage ratio under the Credit Agreement at Senior Secured Credit Facility above.

As of December 31, 2022, we believe we were in full compliance with all agreements, including related covenants, governing our outstanding debt.

Ratings

We are rated by nationally recognized rating agencies. The rating scales and methodologies used to derive individual ratings may vary from agency to agency. Credit ratings are issued by credit rating agencies based on evaluations of our ability to pay back our outstanding debt and the likelihood that we would default on that debt prior to its maturity. The credit ratings issued by the credit rating agencies represent the credit rating agency's evaluation of both qualitative and quantitative information for the Company. The credit ratings that are issued are based on the credit rating agency’s judgment and experience in determining what information should be considered in giving a rating to a particular company. Ratings are always subject to change and there can be no assurance that our current ratings will continue for any given period of time. A downgrade of our debt ratings, depending on the extent, could increase the cost to borrow funds.

New Accounting Pronouncements

See Note 2 to the consolidated financial statements for a discussion of recently issued accounting pronouncements and their impact on our financial statements.

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

Interest Rate Risk

The Company currently has variable rate debt. An increase or decrease in interest rates would affect its interest expense relating to this variable rate debt. At December 31, 2022, we had an aggregate of $186.6 million of variable rate debt outstanding, after giving effect to the interest rate swap agreements discussed below. Based on the interest rates in effect on the variable rate debt outstanding at December 31, 2022, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $1.9 million.

The tables below provide information about Holdings’ fixed rate and variable rate long-term debt agreements as of December 31, 2022, which includes fixed rate and variable rate long-term debt of CUSA which is guaranteed by Holdings.

Holdings Debt

	Expected Maturity for the Years Ending December 31,								Average
	(in millions)								Interest
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value	Rate
Fixed rate	$—	$—	$1,160.0	$405.0	$—	$765.0	$2,330.0	$2,030.7	5.3%
Variable rate	10.7	7.7	164.5	1.1	1.1	1.5	186.6	179.8	6.1%
Total debt (1)	$10.7	$7.7	$1,324.5	$406.1	$1.1	$766.5	$2,516.6	$2,210.5
(1)
Amounts are presented before adjusting for debt issuance costs and debt discounts.

CUSA Debt

	Expected Maturity for the Years Ending December 31,								Average
	(in millions)								Interest
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value	Rate
Fixed rate	$—	$—	$700.0	$405.0	$—	$765.0	$1,870.0	$1,591.5	5.5%
Variable rate	10.7	7.7	164.5	1.1	1.1	1.5	186.6	179.8	6.1%
Total debt (1)	$10.7	$7.7	$864.5	$406.1	$1.1	$766.5	$2,056.6	$1,771.3
(1)
Amounts are presented before adjusting for debt issuance costs and debt discounts.

Interest Rate Swap Agreements

All of the interest rate swap agreements qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on each of Holdings’ and CUSA’s consolidated balance sheets as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive loss. See Note 14 to the consolidated financial statements for further discussion of the interest rate swap agreements.

Below is a summary of our interest rate swap agreements as of December 31, 2022:

Notional
Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date
$ 137.5 million	December 31, 2018	2.122%	1-Month LIBOR	December 31, 2024
$ 175.0 million	December 31, 2018	2.124%	1-Month LIBOR	December 31, 2024
$ 137.5 million	December 31, 2018	2.193%	1-Month LIBOR	December 31, 2024
$ 450.0 million

Foreign Currency Exchange Rate Risk

We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and interior finish items and other operating supplies used by our international subsidiaries. A majority of the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for the subsidiary, which could impact future results of operations as reported. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our equity ownership in our international subsidiaries as of December 31, 2022, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed, would decrease the aggregate net book value of our investments in our international subsidiaries by approximately $59.1 million and would decrease the aggregate net income of our international subsidiaries for the year ended December 31, 2022 by $3.2 million, respectively.

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

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data for Holdings and CUSA are listed on the Index on page F-1 of this Form 10-K. Such financial statements and supplementary data are included herein beginning on page F-8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2022, under the supervision and with the participation of Holdings’ and CUSA’s principal executive officer and principal financial officer, Holdings and CUSA each carried out an evaluation required by the Exchange Act of the effectiveness of the design and operation of their respective disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, Holdings’ and CUSA’s principal executive officer and principal financial officer concluded that, as of December 31, 2022, each of Holdings’ and CUSA’s respective disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by each of Holdings and CUSA in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to Holdings’ and CUSA’s management, including Holdings’ and CUSA’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in Holdings’ and CUSA’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, Holdings’ and CUSA’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Holdings’ and CUSA’s internal control framework and processes are designed to provide reasonable assurance to management and their respective board of directors regarding the reliability of financial reporting and the preparation of the Holdings’ and CUSA’s consolidated financial statements in accordance with the accounting principles generally accepted in the U.S. Management has assessed the effectiveness of Holdings’ and CUSA’s internal control over financial reporting as of December 31, 2022 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). As a result of this assessment, management concluded that, as of December 31, 2022, Holdings’ and CUSA’s internal control over financial reporting was effective.

Certifications of the Chief Executive Officer and the Chief Financial Officer for Holdings and CUSA, which are required in accordance with Rule 13a-14 of the Exchange Act, are attached as exhibits to this Annual Report. This "Controls and Procedures" section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, which has direct access to Holdings’ board of directors through its Audit Committee, have audited the consolidated financial statements prepared by Holdings and CUSA. Their reports on the respective consolidated financial statements of Holdings and CUSA are included in Part II, Item 8, Financial Statements and Supplementary Data. Deloitte & Touche LLP has issued an attestation report on the Company’s internal control over financial reporting.

Limitations on Controls

Management for Holdings and CUSA does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent or detect all errors or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Holdings and CUSA have been detected.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Cinemark Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cinemark Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.

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
February 24, 2023

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference to Holdings’ proxy statement for its annual stockholders meeting to be held on May 18, 2023 and to be filed with the SEC within 120 days after December 31, 2022.

Item 11. Executive Compensation

Incorporated by reference to Holdings’ proxy statement for its annual stockholders meeting to be held on May 18, 2023 and to be filed with the SEC within 120 days after December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to Holdings’ proxy statement for its annual stockholders meeting to be held on May 18, 2023 and to be filed with the SEC within 120 days after December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to Holdings’ proxy statement for its annual stockholders meeting to be held on May 18, 2023 and to be filed with the SEC within 120 days after December 31, 2022.

Item 14. Principal Accounting Fees and Services

Incorporated by reference to Holdings’ proxy statement for its annual stockholders meeting to be held on May 18, 2023 and to be filed with the SEC within 120 days after December 31, 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

1.
The financial statement schedules and related data listed in the accompanying Index beginning on page F-1 are filed as a part of this report.
2.
The exhibits listed in the accompanying Index beginning on page 47 are filed as a part of this report.

(b) Exhibits

See the accompanying Index beginning on page 47.

(c) Financial Statement Schedules

Schedule I – Condensed Financial Information of Cinemark Holdings, Inc. beginning on page S-1.

Supplemental Schedules Specified by the Senior Notes Indentures

As required by the indentures governing CUSA’s 5.25% Senior Notes, 5.875% Senior Notes and 8.75% Secured Notes, collectively “the senior notes”, CUSA has included in this filing, financial information for its subsidiaries that have been designated as unrestricted subsidiaries as defined by the indentures. As required by these indentures, CUSA has included a condensed consolidating balance sheet and condensed consolidating statements of loss, comprehensive loss and cash flows for CUSA. These supplementary schedules, beginning on page S-6 separately identify CUSA’s restricted subsidiaries and unrestricted subsidiaries as required by the indentures.

All Schedules not identified above have been omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes contained in this report.

EXHIBIT INDEX

Number	Registrant	Exhibit Title

3.1	Holdings

Second Amended and Restated Certificate of Incorporation of Cinemark Holdings, Inc. filed with the Delaware Secretary of State on April 9, 2007 (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Cinemark Holdings, Inc’s Registration Statement on Form S-1, File No. 333-140390, filed April 9, 2007).

3.2(a)	Holdings

Amended and Restated Bylaws of Cinemark Holdings, Inc. dated April 9, 2007 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to Cinemark Holdings, Inc’s Registration Statement on Form S-1, File No. 333-140390, filed April 9, 2007).

3.2(b)	Holdings

First Amendment to the Amended and Restated Bylaws of Cinemark Holdings, Inc. dated April 16, 2007 (incorporated by reference to Exhibit 3.2(b) to Amendment No. 4 to Cinemark Holdings, Inc’s Registration Statement on Form S-1, File No. 333-140390, filed April 19, 2007).

3.2(c)	Holdings

Second Amendment to the Amended and Restated Bylaws of Cinemark Holdings, Inc. dated August 20, 2015 (incorporated by reference to Exhibit 3.1 to Cinemark Holdings, Inc’s Current Report on Form 8K, File No. 001-33401, filed August 21, 2015).

3.3	CUSA

Amended and Restated Articles of Incorporation of Cinemark USA, Inc. dated June 3, 1992 (incorporated by reference to Exhibit 3.1 to Cinemark USA, Inc.’s Registration on Form S-4, File No. 333-162105, filed on September 24, 2009).

3.4	CUSA

Amended and Restated Bylaws of Cinemark USA, Inc., as amended (incorporated by reference to Exhibit 3.4(a) to Cinemark USA, Inc.’s Registration Statement on Form S-4, File No. 333-162105, filed on September 24, 2009).

4.1	Holdings	Description of common stock (incorporated by reference to Exhibit 4.1 to the Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 21, 2020).
4.2	Holdings

Specimen stock certificate of Cinemark Holdings, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Cinemark Holdings, Inc’s Registration Statement on Form S-1, File No. 333-140390, filed April 9, 2007).

4.3	Holdings

Director Nomination Agreement, effective as of April 27, 2007, by and among Cinemark Holdings, Inc. and certain stockholders (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc’s Current Report on Form 8-K, File No. 001-33401, filed May 3, 2007).

4.4(a)	Holdings CUSA

Indenture, dated as of December 18, 2012, between Cinemark USA, Inc. and Wells Fargo Bank, N.A. governing the 5.125% senior notes issued thereunder (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed December 20,2012).

4.4(b)	Holdings CUSA

Form of 5.125% senior notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.4(a) below) (incorporated by reference to Exhibit 4.1 to the Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed December 20, 2012).

4.5(a)	Holdings CUSA

Indenture, dated as of May 24, 2013, between Cinemark USA, Inc. and Well Fargo Bank, N.A. governing the 4.875% Senior Notes issued thereunder (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401 filed May 28, 2013).

4.5(b)	Holdings CUSA

Form of 4.875% Senior Notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.6(a) below (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed May 28, 2013).

4.6	Holdings CUSA

First Supplemental Indenture, dated as of March 21, 2016, among Cinemark USA, Inc., the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed March 21, 2016).

4.7(a)	Holdings CUSA

Indenture, dated as of April 20, 2020, among Cinemark USA, Inc., the Guarantors named therein and Wells Fargo Bank, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401 filed April 20, 2020).

4.7(b)	Holdings CUSA

Form of 8.750% senior secured notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.6(a) above) (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on April 20, 2020).

4.8(a)	Holdings

Indenture, dated as of August 21, 2020, between Cinemark Holdings, Inc. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401 filed August 24, 2020).

4.8(b)	Holdings

Form of 4.500% convertible senior notes of Cinemark Holdings, Inc. (contained in the Indenture listed as Exhibit 4.7(a) above) (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on August 24, 2020).

4.9	Holdings CUSA

Indenture, dated as of March 16, 2021, among Cinemark USA, Inc., the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on March 16, 2021).

4.10	Holdings CUSA

Indenture, dated as of June 15, 2021, among Cinemark USA, Inc., the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on June 15, 2021).

10.1(a)	Holdings CUSA

Management Agreement, dated December 10, 1993, between Laredo Theatre, Ltd. and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1994). (P)

10.1(b)	Holdings CUSA

First Amendment to Management Agreement of Laredo Theatre, Ltd., effective as of December 10, 2003, between CNMK Texas Properties, Ltd. (successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(d) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

10.1(c)	Holdings CUSA

Second Amendment to Management Agreement of Laredo Theatres, Ltd., effective as of December 10, 2008, between CNMK Texas Properties, L.L.C. (Successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(c) to the Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 13, 2009).

10.1(d)	Holdings CUSA

Third Amendment to Management Agreement of Laredo Theatres, Ltd., effective as of December 10, 2013, between CNMK Texas Properties, L.L.C. (Successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(d) to the Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 24, 2016).

10.2	Holdings CUSA

License Agreement, dated December 10, 1993, between Laredo Joint Venture and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1994). (P)

10.3(a)	Holdings CUSA

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

10.3(b)	Holdings CUSA

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

10.3(c)	Holdings CUSA

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

10.3(d)	Holdings CUSA

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

10.3(e)	Holdings CUSA

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

10.3(f)	Holdings CUSA

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

10.3(g)	Holdings CUSA

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

10.3(h)	Holdings CUSA

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

10.3(i)	Holdings CUSA

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

10.3(j)	Holdings CUSA

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

10.3(k)	Holdings CUSA

Guarantee and Collateral Agreement, dated as of October 5, 2006, among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc. and each subsidiary guarantor party thereto (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K, File No. 033-47040, filed by Cinemark USA, Inc. October 12, 2006).

10.3(l)	Holdings CUSA

Reaffirmation Agreement, dated as of December 18, 2012, between Cinemark Holdings, Inc., Cinemark USA, Inc. and each subsidiary guarantor party thereto (incorporated by reference to Exhibit 10.4(c) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 28, 2013).

+10.4(a)	Holdings CUSA

Employment Agreement, dated as of December 15, 2008, between Cinemark Holdings, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.5 (q) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 13, 2009).

+10.4(b)	Holdings CUSA

Amendment to Employment Agreement, dated as of November 12, 2014 between Cinemark Holdings, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.6(h) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 27, 2015).

+10.4(c)	Holdings CUSA

Employment Agreement, dated as of June 23, 2014, by and between Cinemark Holdings, Inc. and Sean Gamble (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No.001-33401, filed June 23, 2014).

+10.4(d)	Holdings CUSA

First Amendment to Employment Agreement, dated as of July 28, 2021, by and between Cinemark Holdings, Inc. and Sean Gamble (incorporated by reference to Exhibit 10.2 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No.001-33401, filed July 28, 2021).

+10.4(e)	Holdings CUSA

Amended and Restated Employment Agreement, dated as of January 1, 2022, by and between Cinemark Holdings, Inc. and Sean Gamble (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No.001-33401, filed January 4, 2022).

+10.4(f)	Holdings CUSA

Employment Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Michael Cavalier (incorporated by reference to Exhibit 10.4 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 8, 2008).

+10.4(g)	Holdings CUSA

Employment Agreement, dated as of February 15, 2010, between Cinemark Holdings, Inc. and Valmir Fernandes (incorporated by reference to Exhibit 10.5(u) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 10, 2010).

+10.4(h)	Holdings CUSA

Amended and Restated Employment Agreement, dated as of February 19, 2016, between Cinemark Holdings, Inc. and Mark Zoradi (incorporated by reference to Exhibit 10.6(l) to the Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 24, 2016).

+10.4(i)	Holdings CUSA

First Amendment to the Amended and Restated Employment Agreement, dated as of February 20, 2018, between Cinemark Holdings, Inc. and Mark Zoradi (incorporated by reference to Exhibit 10.l to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No.001-33401, filed February 23, 2018).

+10.4(j)	Holdings CUSA

Second Amended and Restated Employment Agreement, dated as of November 18, 2020, between Cinemark Holdings, Inc. and Mark Zoradi (incorporated by reference to Exhibit 10.l to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No.001-33401, filed November 20, 2020).

+10.4(k)	Holdings CUSA

Employment Agreement, dated as of October 7, 2021, between Cinemark Holdings, Inc. and Melissa Thomas (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No.001-33401, filed October 13, 2021).

+10.4(l)	Holdings CUSA

Termination Agreement, dated as of May 25, 2022, between Cinemark Holdings, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed May 25, 2022).

+10.5(a)	Holdings

Amended and Restated Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan, dated November 19, 2020 (incorporated by reference to Exhibit 10.l to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No.001-33401, filed November 20, 2020).

+10.5(b)	Holdings

Form of Stock Option Award Agreement pursuant to the Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-8, File No. 333-218697, filed June 13, 2017).

+10.5(c)	Holdings

Form of Performance Stock Award Agreement pursuant to the Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 to Cinemark Holdings, Inc.’s Registration Statement on Form S-8, File No. 333-218697, filed June 13, 2017).

+10.5(d)	Holdings

Form of Restricted Stock Award Agreement pursuant to the Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-8, File No. 333-218697, filed June 13, 2017).

+10.5(e)	Holdings

Form of Performance Stock Unit Award Certificate pursuant to the Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.6 to Cinemark Holdings, Inc.’s Registration Statement on Form S-8, File No. 333-218697, filed June 13, 2017).

+10.5(f)	Holdings

Form of Restricted Stock Unit Award Certificate pursuant to the Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.7 to Cinemark Holdings, Inc.’s Registration Statement on Form S-8, File No. 333-218697, filed June 13, 2017).

+10.6(a)	Holdings

Amended and Restated Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan, dated as of November 19, 2020 (incorporated by reference to Exhibit 10.2 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No.001-33401, filed November 20, 2020).

+10.6(b)	Holdings

Form of Restricted Stock Award Agreement pursuant to the Amended and Rested Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6(b) to Cinemark Holdings, Inc’s Annual Report on Form 10-K, File No. 001-33401 filed Feburary 26, 2021).

+10.6(c)	Holdings

Form of Restricted Stock Award Agreement pursuant to the Amended and Restated Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (officer) (incorporated by reference to Exhibit 10.6(c) to Cinemark Holdings, Inc’s Annual Report on Form 10-K, File No. 001-33401 filed Feburary 26, 2021).

+10.6(d)	Holdings

Form of Restricted Stock Unit Award Certificate pursuant to the Amended and Restated Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6(d) to Cinemark Holdings, Inc’s Annual Report on Form 10-K, File No. 001-33401 filed Feburary 26, 2021).

+10.6(e)	Holdings

Form of Restricted Stock Unit Award Certificate pursuant to the Amended and Restated Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (officer) (incorporated by reference to Exhibit 10.6(e) to Cinemark Holdings, Inc’s Annual Report on Form 10-K, File No. 001-33401 filed Feburary 26, 2021).

+10.6(f)	Holdings

Form of Performance Stock Award Agreement pursuant to the Amended and Restated Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6(f) to Cinemark Holdings, Inc’s Annual Report on Form 10-K, File No. 001-33401 filed Feburary 26, 2021).

+10.6(g)	Holdings

Form of Performance Stock Award Agreement pursuant to the Amended and Restated Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (officer) (incorporated by reference to Exhibit 10.6(g) to Cinemark Holdings, Inc’s Annual Report on Form 10-K, File No. 001-33401 filed Feburary 26, 2021).

+10.6(h)	Holdings

Form of Performance Stock Unit Award Certificate pursuant to Amended and Restated the Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6(h) to Cinemark Holdings, Inc’s Annual Report on Form 10-K, File No. 001-33401 filed Feburary 26, 2021)..

+10.6(i)	Holdings

Form of Performance Stock Unit Award Certificate pursuant to the Amended and Restated Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (officer) (incorporated by reference to Exhibit 10.6(i) to Cinemark Holdings, Inc’s Annual Report on Form 10-K, File No. 001-33401 filed Feburary 26, 2021).

10.7(a)	Holdings CUSA

Amended and Restated Exhibitor Services Agreement between National CineMedia, LLC and Cinemark USA, Inc., dated as of December 26, 2013(incorporated by reference to Exhibit 10.45 to Cinemark Holdings, Inc.’s Annual Report on Form 10-K , File No. 001-33401, filed February 28, 2014).

10.7(b)	Holdings CUSA

First Amendment to Amended and Restated Exhibitor Services Agreement between National CineMedia, LLC and Cinemark USA, Inc. dated as of September 17, 2019 (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed November 5, 2019).

10.8	Holdings CUSA

Third Amended and Restated Limited Liability Company Operating Agreement, dated as of February 12, 2007, by and between Cinemark Media, Inc., American Multi-Cinema, Inc., Regal CineMedia, LLC and National CineMedia, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed March 16, 2007).

10.9(a)	Holdings CUSA

Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.9(b)	Holdings CUSA

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

10.9(c)	Holdings CUSA

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

10.9(d)	Holdings CUSA

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

10.9(e)	Holdings CUSA

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

10.9(f)	Holdings CUSA

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

10.9(g)	Holdings CUSA

Sixth Amendment, dated as of March 31, 2020, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.3 of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed June 3, 2020).

*10.9(h)	Holdings CUSA	Seventh Amendment, dated as of July 9, 2021, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Laguna 16, Elk Grove, CA.

10.10(a)	Holdings CUSA

Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.10(b)	Holdings CUSA

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

10.10(c)	Holdings CUSA

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

10.10(d)	Holdings CUSA

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

10.10(e)	Holdings CUSA

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

10.10(f)	Holdings CUSA

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

10.10(g)	Holdings CUSA

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

10.10(h)	Holdings CUSA

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

10.10(i)	Holdings CUSA

Eighth Amendment, dated as of December 20, 2021, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 14, Folsom, CA.(incorporated by reference to Exhibit 10.11 of Cinemark Holdings, Inc. Annual Report on Form 10-K, File No. 001-33401, filed February 25, 2022).

10.11(a)	Holdings CUSA

Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.11(b)	Holdings CUSA

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

10.11(c)	Holdings CUSA

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

10.11(d)	Holdings CUSA

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

10.11(e)	Holdings CUSA

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

10.11(f)	Holdings CUSA

Fifth Amendment to Indenture of Lease, dated as of October 5, 2012 by and between Syufy Enterprises, L.P. as landlord and Century Theatres, Inc., as tenant, for Cinedome 12, Henderson, NV. (incorporated by reference to Exhibit 10.13(f) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 27, 2015).

10.11(g)	Holdings CUSA

Sixth Amendment to Indenture of Lease, dated as of January 29, 2018 by and between Syufy Enterprises, L.P. as landlord and Century Theatres, Inc., as tenant, for Cinedome 12, Henderson, NV. (incorporated by reference to Exhibit 10.3 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed January 29, 2018).

10.11(h)	Holdings CUSA

Seventh Amendment to Indenture of Lease, dated as of July 9, 2021 by and between Syufy Enterprises, L.P. as landlord and Century Theatres, Inc., as tenant, for Cinedome 12, Henderson, NV. (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 6, 2021).

10.12(a)	Holdings CUSA

Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.12(b)	Holdings CUSA

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

10.12(c)	Holdings CUSA

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

10.12(d)	Holdings CUSA

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

10.12(e)	Holdings CUSA

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

10.12(f)	Holdings CUSA

Fifth Amendment, dated as of May 1, 2014, to Indenture of Lease by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant for Century 8, North Hollywood, CA. (incorporated by reference to Exhibit 10.14(f) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 27, 2015).

10.12(g)	Holdings CUSA

Sixth Amendment, dated as of July 28, 2015, to Indenture of Lease by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.14(g) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

10.12(h)	Holdings CUSA

Seventh Amendment, dated as of January 29, 2018, to Indenture of Lease by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant for Century 8, North Hollywood, CA. (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed January 29, 2018).

10.13(a)	Holdings CUSA

Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.13(b)	Holdings CUSA

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

10.13(c)	Holdings CUSA

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

10.13(d)	Holdings CUSA

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

10.13(e)	Holdings CUSA

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

10.13(f)	Holdings CUSA

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

10.13(g)	Holdings CUSA

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

10.14(a)	Holdings CUSA

Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.25(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.14(b)	Holdings CUSA

First Amendment, dated as of April 15, 2005, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.25(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.14(c)	Holdings CUSA

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

10.14(d)	Holdings CUSA

Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA. (incorporated by reference to Exhibit 10.10(j) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

*10.14(e)	Holdings CUSA

Fourth Amendment, dated as of January 29, 2018, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle, LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA.

10.15(a)	Holdings CUSA

Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA (incorporated by reference to Exhibit 10.27(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.15(b)	Holdings CUSA

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

10.15(c)	Holdings CUSA

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

10.15(d)	Holdings CUSA

Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of October 1, 1996, by and between Stadium Promenade LLC, as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA. (incorporated by reference to Exhibit 10.10(h) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.15(e)	Holdings CUSA

Fourth Amendment, dated as of August 15, 2014, to Lease Agreement, dated as of October 1, 1996, by and between Stadium Promenade LLC, as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA (incorporated by reference to Exhibit 10.19(e) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

10.15(f)	Holdings CUSA

Fifth Amendment, dated as of August 3, 2015, to Lease Agreement, dated as of October 1, 1996, by and between Stadium Promenade LLC, as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA (incorporated by reference to Exhibit 10.19(f) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

10.16(a)	Holdings CUSA

Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theatres, Inc., as tenant, Century Rio 24, Albuquerque, NM (incorporated by reference to Exhibit 10.28(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.16(b)	Holdings CUSA

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

10.16(c)	Holdings CUSA

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

10.16(d)	Holdings CUSA

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

10.16(e)	Holdings CUSA

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

10.17(a)	Holdings CUSA

Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.32(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.17(b)	Holdings CUSA

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

10.17(c)	Holdings CUSA

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

10.17(d)	Holdings CUSA

Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA. (incorporated by reference to Exhibit 10.10(m) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.17(e)	Holdings CUSA

Fourth Amendment, dated as of August 4, 2017, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.23(e) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

10.17(f)	Holdings CUSA

Fifth Amendment, dated as of January 29, 2018, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA. (incorporated by reference to Exhibit 10.10 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed January 29, 2018).

10.18(a)	Holdings CUSA

Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.35(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.18(b)	Holdings CUSA

First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.35(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.18(c)	Holdings CUSA

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

10.18(d)	Holdings CUSA

Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV. (incorporated by reference to Exhibit 10.10(f) of Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.18(e)	Holdings CUSA

Fourth Amendment, dated as of August 8, 2017, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.26(e) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

10.18(f)	Holdings CUSA

Fifth Amendment, dated as of January 29, 2018, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Park Lane 16, Reno, NV. (incorporated by reference to Exhibit 10.8 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed January 29, 2018).

10.19(a)	Holdings CUSA

Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.19(b)	Holdings CUSA

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

10.19(c)	Holdings CUSA

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

10.19(d)	Holdings CUSA

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

10.19(e)	Holdings CUSA

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

10.192(f)	Holdings CUSA

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

10.19(g)	Holdings CUSA

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

10.19(h)	Holdings CUSA

Seventh Amendment, dated as of March 31, 2020, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.4 of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed June 3, 2020).

*10.19(i)	Holdings CUSA

Eight Amendment, dated as of July 9, 2021, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 16, Sacramento, CA.

10.20(a)	Holdings CUSA

Lease Agreement, dated as of May 26, 2015, by and between Sy Arden Way LLC, as landlord and Century Theatres, Inc., as tenant, for Howe ‘Bout Arden Center, Sacramento, CA (incorporated by reference to Exhibit 10.28(a) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

10.20(b)	Holdings CUSA

Letter Agreement, dated as of February 8, 2016, to Lease Agreement, dated as of May 26, 2015, by and between Sy Arden Way LLC, as landlord and Century Theatres, Inc., as tenant, for Howe ‘Bout Arden Center, Sacramento, CA (incorporated by reference to Exhibit 10.28(b) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

10.20(c)	Holdings CUSA

First Amendment, dated as of July 9, 2021, to Lease Agreement, dated as of May 26, 2015, by and between Sy Arden Way LLC, as landlord and Century Theatres, Inc., as tenant, for Howe ‘Bout Arden Center, Sacramento, CA (incorporated by reference to Exhibit 10.1 to Cinemark Holdings Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 5, 2022).

10.20(d)	Holdings CUSA

Second Amendment, dated as of June 24, 2022, to Lease Agreement, dated as of May 26, 2015, by and between Sy Arden Way LLC, as landlord and Century Theatres, Inc., as tenant, for Howe ‘Bout Arden Center, Sacramento, CA (incorporated by reference to Exhibit 10.2 to Cinemark Holdings Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 5, 2022).

10.21	Holdings	Cinemark Holdings, Inc. Performance Bonus Plan, as amended (incorporated by reference to Appendix B to Cinemark Holdings, Inc.’s Definitive Proxy Statement, filed April 11, 2013).
+10.22	Holdings

Third Amended and Restated Non-Employee Director Compensation Policy, dated as of February 15, 2017 (incorporated by reference to Exhibit 10.30 to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

10.23	Holdings CUSA

Aircraft Time Sharing Agreement, dated as of September 2, 2009, between Copper Beach Capital, LLC and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.1 of Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed September 8, 2009).

10.24	Holdings CUSA

Limited Liability Company Agreement of FE Concepts, LLC dated as of April 20, 2018 (incorporated by reference to Exhibit 10.1 of Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 8, 2018).

10.25	Holdings CUSA

Management Services Agreement by and between FE Concepts, LLC and Cinema Operations, L.L.C. dated as of April 20, 2018 (incorporated by reference to Exhibit 10.2 of Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 8, 2018).

10.26	Holdings CUSA

Theatre Services Agreement by and between FE Concepts, LLC and CNMK Texas Properties, LLC dated as of April 20, 2018 (incorporated by reference to Exhibit 10.3 of Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 8, 2018).

10.27	Holdings	Form of Call Option Transaction Confirmation (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401 filed August 24, 2020).
10.28	Holdings	Form of Warrants Confirmation (incorporated by reference to Exhibit 10.2 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401 filed August 24, 2020).
*21.1	Holdings	Subsidiaries of Cinemark Holdings, Inc.
*21.2	CUSA	Subsidiaries of Cinemark USA, Inc.
*23.1	Holdings	Consent of Deloitte & Touche LLP.
*31.1	Holdings	Certification of Sean Gamble, Chief Executive Officer of Cinemark Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Holdings	Certification of Melissa Thomas, Chief Financial Officer of Cinemark Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	CUSA	Certification of Sean Gamble, Chief Executive Officer of Cinemark USA, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.4	CUSA	Certification of Melissa Thomas, Chief Financial Officer of Cinemark USA, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Holdings	Certification of Sean Gamble, Chief Executive Officer of Cinemark Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Holdings	Certification of Melissa Thomas, Chief Financial Officer of Cinemark Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
*32.3	CUSA	Certification of Sean Gamble, Chief Executive Officer of Cinemark USA, Inc., pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
*32.4	CUSA	Certification of Melissa Thomas, Chief Financial Officer of Cinemark USA, Inc., pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
*101	Holdings CUSA

The following financial information from the combined Cinemark Holdings, Inc. and Cinemark USA, Inc. Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith:

  (i) Cinemark Holdings, Inc. Consolidated Balance Sheets

 (ii) Cinemark Holdings, Inc. Consolidated Statements of Loss

(iii) Cinemark Holdings, Inc. Consolidated Statements of Comprehensive Loss

(iv) Cinemark Holdings, Inc. Consolidated Statements of Equity

 (v) Cinemark Holdings, Inc. Consolidated Statements of Cash Flows

(vi) Cinemark USA, Inc. Consolidated Balance Sheets

(vii) Cinemark USA, Inc. Consolidated Statements of Loss

(viii) Cinemark USA, Inc. Consolidated Statements of Comprehensive Loss

(ix) Cinemark USA, Inc. Consolidated Statements of Equity

 (x) Cinemark USA, Inc. Consolidated Statements of Cash Flows

(xi) Notes to Consolidated Financial Statements of Cinemark Holdings, Inc. and Cinemark USA, Inc. tagged as detailed text

*104	Holdings CUSA	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.

+ Any management contract, compensatory plan or arrangement.

(P) Paper filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 24, 2023	CINEMARK HOLDINGS, INC CINEMARK USA, INC (Registrants)

	BY:	/s/ Sean Gamble
Sean Gamble
Chief Executive Officer

BY:	/s/ Melissa Thomas
Melissa Thomas
Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby severally constitutes and appoints Sean Gamble and Melissa Thomas their true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with accompanying exhibits and other related documents, with the Securities and Exchange Commission, and ratify and confirm all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue of said appointment.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

CINEMARK HOLDINGS, INC.
Name	Title	Date
/s/ Carlos M. Sepulveda	Chairman of the Board of Directors and Director	February 24, 2023
Carlos M. Sepulveda

/s/ Sean Gamble	Chief Executive Officer and Director	February 24, 2023
Sean Gamble	(principal executive officer)

/s/ Melissa Thomas	Chief Financial Officer	February 24, 2023
Melissa Thomas	(principal financial officer)

/s/ Caren Bedard	SVP — Global Controller and Treasury	February 24, 2023
Caren Bedard	(principal accounting officer)

/s/ Darcy Antonellis	Director	February 24, 2023
Darcy Antonellis

/s/ Benjamin D. Chereskin	Director	February 24, 2023
Benjamin D. Chereskin

/s/ Nancy Loewe	Director	February 24, 2023
Nancy Loewe

/s/ Kevin Mitchell	Director	February 24, 2023
Kevin Mitchell

/s/ Steven Rosenberg	Director	February 24, 2023
Steven Rosenberg

/s/ Enrique F. Senior	Director	February 24, 2023
Enrique F. Senior

/s/ Raymond W. Syufy	Director	February 24, 2023
Raymond W. Syufy

/s/ Nina Vaca	Director	February 24, 2023
Nina Vaca

/s/ Mark Zoradi	Director	February 24, 2023
Mark Zoradi

CINEMARK USA, INC.
Name	Title	Date
/s/ Sean Gamble	Chief Executive Officer and Director	February 24, 2023
Sean Gamble	(principal executive officer)

/s/ Melissa Thomas	Chief Financial Officer	February 24, 2023
Melissa Thomas	(principal financial officer)

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, Dallas, TX, PCAOB ID No. 34) - Cinemark Holdings, Inc. and subsidiaries	F-2

Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, Dallas, TX, PCAOB ID No. 34) - Cinemark USA, Inc. and subsidiaries	F-5

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets, December 31, 2021 and 2022	F-8

Consolidated Statements of Loss for the Years Ended December 31, 2020, 2021 and 2022	F-9

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2020, 2021 and 2022	F-10

Consolidated Statements of Equity for the Years Ended December 31, 2020, 2021 and 2022	F-11

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2021 and 2022	F-12

CINEMARK USA, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets, December 31, 2021 and 2022	F-13

Consolidated Statements of Loss for the Years Ended December 31, 2020, 2021 and 2022	F-14

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2020, 2021 and 2022	F-15

Consolidated Statements of Equity for the Years Ended December 31, 2020, 2021 and 2022	F-16

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2021 and 2022	F-17

Cinemark Holdings, Inc. and Cinemark USA, Inc. Notes to Consolidated Financial Statements	F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Cinemark Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cinemark Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of loss, comprehensive loss, equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Impairment of Theatre-level Long-Lived Assets – Refer to Notes 1 and 12 to the financial statements

Critical Audit Matter Description

The impairment evaluation of long-lived assets is an assessment that begins with the Company’s monitoring of indicators of impairment on an individual theatre basis, which the Company believes is the lowest level for which there are identifiable cash flows. The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. The Company performed long-lived asset impairment evaluations each quarter during the year ended December 31, 2022, including a full quantitative impairment assessment for the quarter ended December 31, 2022. When performing a quantitative impairment assessment, the Company estimates undiscounted cash flows at the theatre level from continuing use through the remainder of the theatre’s estimated useful life. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. The Company applies significant judgment in estimating the fair value of theatres, based on projected operating performance, recent market transactions and current industry trading multiples. When the estimated fair value is determined to be lower than the carrying value of the asset group, the asset group is written down to its estimated fair value.

We identified the impairment of long-lived assets as a critical audit matter because of the significant judgment required by management to determine estimated undiscounted cash flows and fair values. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s judgements and estimates. Although the carrying value of an individual theatre asset group typically is not material, changes in asset life assumptions, including the likelihood of exercising lease renewal options, could have a significant impact on the amount of any long-lived asset impairment charge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of management’s undiscounted cash flow analysis, including the likelihood of exercising lease renewal options, include the following, among others:

•
We tested the effectiveness of the Company’s controls over its long-lived assets and long-lived asset impairment evaluation, including those over the undiscounted cash flows.
•
We evaluated management’s ability to forecast future theatre cash flows by:
–
Evaluating management’s 2023 forecast of estimated future cash flows (“forecast”) assumptions including, but not limited to, the forecasted performance driven by expected film releases and projected box office results, estimated film rental percentages, market share, and expected theatre-level operating costs.
–
Comparing management’s projected cash flow forecasts with:
▪
Historical cash flows and results.
▪
Historical forecasted cash flow.
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

Goodwill Impairment Evaluation – Refer to Notes 1, 11 and 12 to the financial statements

Critical Audit Matter Description

The Company evaluates goodwill for impairment qualitatively during each quarter, and quantitatively at the annual testing date, which occurs in the fourth quarter, or whenever events or changes in circumstances indicate the carrying value of goodwill may not be fully recoverable. This evaluation is performed at the reporting unit level.

The Company completed a quantitative fair value analysis in its evaluation of goodwill for impairment in the fourth quarter of 2022. Fair value of each of the Company’s reporting units were estimated and compared with their carrying value. The Company uses both the income approach and the market approach to estimate fair value. Forecasted and trailing twelve months theatre-level cash flows are also used within the analysis. Significant management judgement was involved in estimating the timing of cash flows for each of the Company's theatres based on historical performance, projected film slate and box office performance.

We identified the impairment of goodwill as a critical audit matter because of significant judgments required by management to estimate the fair value of its reporting units, including forecasted theatre-level cash flows, revenue growth rates, discount rate, and market multiples. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s cash flow estimates and the selection of cash flow multiples used in the market approach.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of management’s estimates of future cash flows, the selection of cash flow multiples for the Company’s reporting units, and the evaluation of the discount rate included the following, among others:

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
Historical forecasted cash flow.
▪
Internal communications to management and the Board of Directors.
▪
Forecast information included in analyst reports, as well as industry outlook information
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the cash flow multiples by testing the source information and the mathematical accuracy of the calculations. We additionally developed a range of independent estimates and comparing to those assumptions used by management. We also evaluated the discount rate utilized in the income test by considering company specific risk and market factors.
•
We tested the underlying source information and mathematical accuracy of the calculations.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 24, 2023

We have served as the Company's auditor since 1988.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Cinemark USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cinemark USA, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of loss, comprehensive loss, equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Impairment of Theatre-level Long-Lived Assets – Refer to Notes 1 and 12 to the financial statements

Critical Audit Matter Description

The impairment evaluation of long-lived assets is an assessment that begins with the Company’s monitoring of indicators of impairment on an individual theatre basis, which the Company believes is the lowest level for which there are identifiable cash flows. The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. The Company performed long-lived asset impairment evaluations each quarter during the year ended December 31, 2022, including a full quantitative impairment assessment for the quarter ended December 31, 2022. When performing a quantitative impairment assessment, the Company estimates undiscounted cash flows at the theatre level from continuing use through the remainder of the theatre’s estimated useful life. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. The Company applies significant judgment in estimating the fair value of theatres, based on projected operating performance, recent market transactions and current industry trading multiples. When the estimated fair value is determined to be lower than the carrying value of the asset group, the asset group is written down to its estimated fair value.

We identified the impairment of long-lived assets as a critical audit matter because of the significant judgment required by management to determine estimated undiscounted cash flows and fair values. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s judgements and estimates. Although the carrying value of an individual theatre asset group typically is not material, changes in asset life assumptions, including the likelihood of exercising lease renewal options, could have a significant impact on the amount of any long-lived asset impairment charge.

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
•
We evaluated management’s ability to forecast future theatre cash flows by:
–
Evaluating management’s 2023 forecast of estimated future cash flows (“forcast”) assumptions including, but not limited to, the forecasted performance driven by expected film releases and projected box office results, estimated film rental percentages, market share, and expected theatre-level operating costs.
–
Comparing management’s projected cash flow forecasts with:
▪
Historical cash flows and results.
▪
Historical forecasted cash flow.
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

Goodwill Impairment Evaluation – Refer to Notes 1, 11 and 12 to the financial statements

Critical Audit Matter Description

The Company evaluates goodwill for impairment qualitatively during each quarter, and quantitatively at the annual testing date, which occurs in the fourth quarter, or whenever events or changes in circumstances indicate the carrying value of goodwill may not be fully recoverable. This evaluation is performed at the reporting unit level.

The Company completed a quantitative fair value analysis in its evaluation of goodwill for impairment in the fourth quarter of 2022. Fair value of each of the Company’s reporting units were estimated and compared with their carrying value. The Company uses both the income approach and the market approach to estimate fair value. Forecasted and trailing twelve months theatre-level cash flows are also used within the analysis. Significant management judgement was involved in estimating the timing of cash flows for each of the Company's theatres based on historical performance, projected film slate and box office performance.

We identified the impairment of goodwill as a critical audit matter because of significant judgments required by management to estimate the fair value of its reporting units, including forecasted theatre-level cash flows, revenue growth rates, discount rate, and market multiples. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s cash flow estimates and the selection of cash flow multiples used in the market approach.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of management’s estimates of future cash flows, the selection of cash flow multiples for the Company’s reporting units, and the evaluation of the discount rate included the following, among others:

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
Historical forecasted cash flow.
▪
Internal communications to management and the Board of Directors.
▪
Forecast information included in analyst reports, as well as industry outlook information
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the cash flow multiples by testing the source information and the mathematical accuracy of the calculations. We additionally developed a range of independent estimates and comparing to those assumptions used by management. We also evaluated the discount rate utilized in the income test by considering company specific risk and market factors.
•
We tested the underlying source information and mathematical accuracy of the calcuations.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 24, 2023

We have served as the Company's auditor since 1988.

PART IV - FINANCIAL INFORMATION

Item 15. Financial Statement

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	December 31,	December 31,
	2021	2022
Assets
Current assets
Cash and cash equivalents	$707.3	$674.5
Inventories	15.5	23.7
Accounts receivable	68.8	69.6
Current income tax receivable	46.6	45.1
Prepaid expenses and other	36.2	50.7
Total current assets	$874.4	$863.6
Theatre properties and equipment, net of accumulated depreciation of $1,985.9 and $2,165.7	1,382.9	1,232.1
Operating lease right-of-use assets, net	1,230.8	1,102.7
Other assets
Goodwill	1,248.8	1,250.9
Intangible assets, net	310.8	304.6
Investment in NCM	135.4	9.6
Investments in affiliates	25.2	22.6
Deferred charges and other assets, net	22.3	31.6
Total other assets	1,742.5	1,619.3
Total assets	$5,230.6	$4,817.7
Liabilities and equity
Current liabilities
Current portion of long-term debt	$24.3	$10.7
Current portion of operating lease obligations	217.1	219.3
Current portion of finance lease obligations	14.6	14.4
Current income tax payable	—	3.2
Accounts payable	76.0	72.2
Accrued interest	41.1	39.1
Accrued film rentals	86.1	65.1
Accrued payroll	54.9	54.5
Accrued property taxes	30.0	29.6
Accrued other current liabilities (see Note 13)	225.0	200.4
Total current liabilities	769.1	708.5
Long-term liabilities
Long-term debt, less current portion	2,476.3	2,474.0
Operating lease obligations, less current portion	1,078.3	970.6
Finance lease obligations, less current portion	102.6	88.0
Long-term deferred tax liability	39.8	33.7
Long-term liability for uncertain tax positions	45.9	47.9
NCM screen advertising advances	346.0	338.2
Other long-term liabilities	38.1	37.3
Total long-term liabilities	4,127.0	3,989.7
Commitments and contingencies (see Note 21)
Equity
Cinemark Holdings, Inc.'s stockholders' equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 125,100,993 shares issued and 119,750,882 shares outstanding at December 31, 2021 and 126,082,187 shares issued and 120,403,833 shares outstanding at December 31, 2022	0.1	0.1
Additional paid-in-capital	1,197.8	1,219.3
Treasury stock, 5,350,111 and 5,678,354 shares, at cost, at December 31, 2021 and December 31, 2022, respectively	(91.1)	(95.4)
Accumulated deficit	(389.4)	(660.6)
Accumulated other comprehensive loss	(394.5)	(353.2)
Total Cinemark Holdings, Inc.'s stockholders' equity	322.9	110.2
Noncontrolling interests	11.6	9.3
Total equity	334.5	119.5
Total liabilities and equity	$5,230.6	$4,817.7

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS

(in millions, except per share data)

	Years Ended December 31,
	2020	2021	2022
Revenue
Admissions	$356.5	$780.0	$1,246.9
Concession	231.1	561.7	938.3
Other	98.7	168.8	269.5
Total Revenue	$686.3	$1,510.5	$2,454.7
Cost of operations
Film rentals and advertising	186.8	415.0	704.4
Concession supplies	48.6	97.9	169.3
Salaries and wages	145.0	232.9	372.7
Facility lease expense	279.8	280.0	308.3
Utilities and other	229.5	282.9	407.2
General and administrative expenses	127.6	161.1	177.6
Depreciation and amortization	259.8	265.4	238.2
Impairment of long-lived and other assets	152.7	20.8	174.1
Restructuring costs	20.4	(1.0)	(0.5)
(Gain) loss on disposal of assets and other	(8.9)	8.0	(6.8)
Total cost of operations	1,441.3	1,763.0	2,544.5
Operating loss	(755.0)	(252.5)	(89.8)
Other income (expense)
Interest expense	(129.9)	(149.7)	(155.3)
Interest income	4.8	6.4	20.4
Loss on extinguishment of debt	—	(6.5)	—
Foreign currency exchange loss	(4.8)	(1.3)	(11.5)
Distributions from NCM	7.0	0.1	—
Cash distributions from DCIP	—	13.1	3.7
Non-cash distribution from DCIP	12.9	—	—
Interest expense - NCM	(23.6)	(23.6)	(23.2)
Equity in loss of affiliates	(38.7)	(25.0)	(9.3)
Total other expense	(172.3)	(186.5)	(175.2)
Loss before income taxes	(927.3)	(439.0)	(265.0)
Income tax (benefit) expense	(309.4)	(16.8)	3.0
Net loss	$(617.9)	$(422.2)	$(268.0)
Less: Net (loss) income attributable to noncontrolling interests	(1.1)	0.6	3.2
Net loss attributable to Cinemark Holdings, Inc.	$(616.8)	$(422.8)	$(271.2)
Weighted average shares outstanding
Basic	116.7	117.3	118.2
Diluted	116.7	117.3	118.2
Loss per share attributable to Cinemark Holdings, Inc.'s common stockholders
Basic	$(5.25)	$(3.55)	$(2.26)
Diluted	$(5.25)	$(3.55)	$(2.26)

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

	Years Ended December 31,
	2020	2021	2022
Net loss	$(617.9)	$(422.2)	$(268.0)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes of $3.5, $(0.7) and $(2.8), net of settlements	(14.3)	18.5	32.2
Foreign currency translation adjustments	(47.6)	(18.8)	4.6
Total other comprehensive (loss) income, net of tax	(61.9)	(0.3)	36.8
Total comprehensive loss, net of tax	(679.8)	(422.5)	(231.2)
Comprehensive (income) loss attributable to noncontrolling interests	1.1	(0.6)	(3.2)
Comprehensive loss attributable to Cinemark Holdings, Inc.	$(678.7)	$(423.1)	$(234.4)

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2020, 2021 AND 2022

(in millions, except per share amounts)

								Total
							Accumulated	Cinemark
	Common Stock		Treasury Stock		Additional		Other	Holdings, Inc.'s
	Shares		Shares		Paid-in-	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Issued	Amount	Acquired	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance at January 1, 2020	121.9	$0.1	(4.7)	$(81.6)	$1,170.1	$687.3	$(340.1)	$1,435.8	$12.5	$1,448.3
Issuance of restricted stock	1.5	—	—	—	—	—	—	—	—	—
Issuance of stock upon vesting of restricted stock units	0.2	—	—	—	—	—	—	—	—	—
Restricted stock forfeitures and stock withholdings related to share based awards that vested during the year ended December 31, 2020	—	—	(0.4)	(5.4)	—	—	—	(5.4)	—	(5.4)
Share based awards compensation expense ($0.5 recorded as restructuring costs)	—	—	—	—	19.9	—	—	19.9	—	19.9
Dividends paid to stockholders, $0.36 per share	—	—	—	—	—	(42.3)	—	(42.3)	—	(42.3)
Dividends accrued on unvested restricted stock unit awards	—	—	—	—	—	(0.3)	—	(0.3)	—	(0.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	-	(0.4)	(0.4)
Net loss	—	—	—	—	—	(616.8)	—	(616.8)	(1.1)	(617.9)
Issuance of convertible senior notes, net of allocated debt issuance costs, including tax impact of $10.9 (see Note 14)	—	—	—	—	108.3	—	—	108.3	—	108.3
Call options purchased	—	—	—	—	(142.1)	—	—	(142.1)	—	(142.1)
Proceeds from issuance of warrants	—	—	—	—	89.4	—	—	89.4	—	89.4
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	3.3	3.3	—	3.3
Other comprehensive loss	—	—	—	—	—	—	(61.9)	(61.9)	—	(61.9)
Balance at December 31, 2020	123.6	$0.1	(5.1)	$(87.0)	$1,245.6	$27.9	$(398.7)	$787.9	$11.0	$798.9
Impact of adoption of ASU 2020-06, net of taxes of $20.3	—	—	—	—	(77.1)	5.5	—	(71.6)	—	(71.6)
Issuance of restricted stock	1.3	—	—	—	—	—	—	—	—	—
Issuance of stock upon vesting of restricted stock units	0.2	—	—	—	—	—	—	—	—	—
Restricted stock forfeitures and stock withholdings related to share based awards that vested during the year ended December 31, 2021	—	—	(0.3)	(4.1)	—	—	—	(4.1)	—	(4.1)
Share based awards compensation expense	—	—	—	—	29.3	—	—	29.3	—	29.3
Net (loss) income	—	—	—	—	—	(422.8)	—	(422.8)	0.6	(422.2)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	4.5	4.5	—	4.5
Other comprehensive loss	—	—	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Balance at December 31, 2021	125.1	$0.1	(5.4)	$(91.1)	$1,197.8	$(389.4)	$(394.5)	$322.9	$11.6	$334.5
Issuance of restricted stock	0.9	—	—	—	—	—	—	—	—	—
Issuance of stock upon vesting of restricted stock units	0.1	—	—	—	—	—	—	—	—	—
Restricted stock forfeitures and stock withholdings related to share based awards that vested during the year ended December 31, 2022	—	—	(0.3)	(4.3)	—	—	—	(4.3)	—	(4.3)
Share based awards compensation expense	—	—	—	—	21.5	—	—	21.5	—	21.5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(5.5)	(5.5)
Net (loss) income	—	—	—	—	—	(271.2)	—	(271.2)	3.2	(268.0)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	4.5	4.5	—	4.5
Other comprehensive income	—	—	—	—	—	—	36.8	36.8	—	36.8
Balance at December 31, 2022	126.1	$0.1	(5.7)	$(95.4)	$1,219.3	$(660.6)	$(353.2)	$110.2	$9.3	$119.5

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2020	2021	2022
Operating activities
Net loss	$(617.9)	$(422.2)	$(268.0)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Depreciation	255.0	262.7	235.7
Amortization of intangible and other assets	4.8	2.7	2.5
Amortization of debt issuance costs	7.3	10.7	10.9
Non-cash interest accretion on convertible notes	5.7	—	—
Interest accrued on NCM screen advertising advances	23.6	23.6	23.2
Amortization of NCM screen advertising advances and other deferred revenue	(31.7)	(32.4)	(32.5)
Amortization of accumulated losses for amended swap agreements	3.3	4.5	4.5
Impairment of long-lived and other assets	152.7	20.8	174.1
Share based awards compensation expense	19.4	29.3	21.5
(Gain) loss on disposal of assets and other	(8.9)	8.0	(6.8)
Loss on extinguishment of debt	—	6.5	—
Non-cash rent expense	2.4	(3.4)	(10.8)
Equity in loss of affiliates	38.7	25.0	9.3
Deferred income tax expense	(38.9)	(22.6)	(9.3)
Cash distributions recorded as reduction of equity investment	25.4	0.2	6.9
Non-cash distributions from equity investees	(12.9)	—	—
Changes in other assets and liabilities:
Inventories	9.1	(2.9)	(8.2)
Accounts receivable	58.5	(43.6)	(1.2)
Income tax receivable	(161.1)	118.5	1.5
Prepaid expenses and other	2.8	(1.8)	(2.3)
Deferred charges and other assets, net	9.9	0.8	(1.2)
Accounts payable and accrued expenses	(97.2)	175.5	(25.1)
Income tax payable	2.3	(6.0)	3.2
Liabilities for uncertain tax positions	4.9	30.2	2.0
Other long-term liabilities	12.7	(17.9)	6.1
Net cash (used for) provided by operating activities	(330.1)	166.2	136.0
Investing activities
Additions to theatre properties and equipment and other	(83.9)	(95.5)	(110.7)
Proceeds from sale of assets and other	0.6	6.2	14.4
Investment in joint ventures and other, net	(0.1)	—	—
Net cash used for investing activities	(83.4)	(89.3)	(96.3)
Financing activities
Dividends paid to stockholders	(42.3)	—	—
Restricted stock withholdings for payroll taxes	(5.4)	(4.1)	(4.3)
Proceeds from issuance of convertible notes	460.0	—	—
Proceeds from issuance of senior notes	250.0	1,170.0	—
Proceeds from other borrowings	22.3	13.5	—
Redemption of senior notes	—	(1,155.0)	—
Repayments of long-term debt	(6.7)	(10.3)	(28.1)
Payment of debt issuance costs	(25.0)	(17.3)	—
Purchase of convertible note hedges	(142.1)	—	—
Proceeds from warrants issued	89.4	—	—
Fees paid related to debt refinancing	—	(2.0)	—
Payments on finance leases	(15.4)	(14.7)	(14.3)
Other	(0.4)	—	(5.5)
Net cash provided by (used for) financing activities	584.4	(19.9)	(52.2)
Effect of exchange rate changes on cash and cash equivalents	(3.9)	(5.0)	(20.3)
Increase (decrease) in cash and cash equivalents	167.0	52.0	(32.8)
Cash and cash equivalents:
Beginning of period	488.3	655.3	707.3
End of period	$655.3	$707.3	$674.5
Supplemental information (see Note 19)

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	December 31,	December 31,
	2021	2022
Assets
Current assets
Cash and cash equivalents	442.7	427.3
Inventories	15.5	23.7
Accounts receivable	68.8	69.0
Current income tax receivable	46.6	45.1
Prepaid expenses and other	36.2	50.7
Accounts receivable from parent	46.7	53.4
Total current assets	656.5	669.2
Theatre properties and equipment, net of accumulated depreciation of $1,985.9 and $2,165.7	1,382.9	1,232.1
Operating lease right-of-use assets, net	1,230.8	1,102.7
Other assets
Goodwill	1,248.8	1,250.9
Intangible assets, net	310.8	304.6
Investment in NCM	135.4	9.6
Investments in affiliates	25.2	22.6
Deferred charges and other assets, net	22.3	31.6
Total other assets	1,742.5	1,619.3
Total assets	$5,012.7	$4,623.3
Liabilities and equity
Current liabilities
Current portion of long-term debt	$24.3	$10.7
Current portion of operating lease obligations	217.1	219.3
Current portion of finance lease obligations	14.6	14.4
Current income tax payable	—	3.2
Accounts payable	76.0	72.2
Accrued interest	33.2	31.2
Accrued film rentals	86.1	65.1
Accrued payroll	54.9	54.5
Accrued property taxes	30.0	29.6
Accrued other current liabilities (see Note 13)	224.4	200.1
Total current liabilities	760.6	700.3
Long-term liabilities
Long-term debt, less current portion	2,028.7	2,023.0
Operating lease obligations, less current portion	1,078.3	970.6
Finance lease obligations, less current portion	102.6	88.0
Long-term deferred tax liability	57.8	36.1
Long-term liability for uncertain tax positions	45.9	47.9
NCM screen advertising advances	346.0	338.2
Other long-term liabilities	37.9	37.3
Total long-term liabilities	3,697.2	3,541.1
Commitments and contingencies (see Note 21)
Equity
Cinemark USA, Inc.'s stockholder's equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding.	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding.	49.5	49.5
Treasury stock, 57,245 Class B shares at cost	(24.2)	(24.2)
Additional paid-in-capital	1,459.0	1,479.5
Accumulated deficit	(544.0)	(775.9)
Accumulated other comprehensive loss	(397.0)	(356.3)
Total Cinemark USA, Inc.'s stockholder's equity	543.3	372.6
Noncontrolling interests	11.6	9.3
Total equity	554.9	381.9
Total liabilities and equity	$5,012.7	$4,623.3

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS

(in millions)

	Years Ended December 31,
	2020	2021	2022
Revenue
Admissions	$356.5	$780.0	$1,246.9
Concession	231.1	561.7	938.3
Other	98.7	168.8	269.5
Total Revenue	686.3	1,510.5	2,454.7
Cost of operations
Film rentals and advertising	186.8	415.0	704.4
Concession supplies	48.6	97.9	169.3
Salaries and wages	145.0	232.9	372.7
Facility lease expense	279.8	280.0	308.3
Utilities and other	229.5	282.9	407.2
General and administrative expenses	125.4	158.5	174.6
Depreciation and amortization	259.8	265.4	238.2
Impairment of long-lived and other assets	152.7	20.8	174.1
Restructuring costs	20.4	(1.0)	(0.5)
(Gain) loss on disposal of assets and other	(8.9)	8.0	(6.8)
Total cost of operations	1,439.1	1,760.4	2,541.5
Operating loss	(752.8)	(249.9)	(86.8)
Other income (expense)
Interest expense	(115.7)	(125.6)	(131.2)
Interest income	4.8	6.3	16.5
Loss on extinguishment of debt	—	(6.5)	—
Foreign currency exchange gain loss	(4.8)	(1.3)	(11.5)
Distributions from NCM	7.0	0.1	—
Cash distributions from DCIP	—	13.1	3.7
Non-cash distribution from DCIP	12.9	—	—
Interest expense - NCM	(23.6)	(23.6)	(23.2)
Equity in loss of affiliates	(38.7)	(25.0)	(9.3)
Total other expense	(158.1)	(162.5)	(155.0)
Loss before income taxes	(910.9)	(412.4)	(241.8)
Income tax benefit	(303.6)	(32.3)	(13.1)
Net loss attributable to Cinemark USA, Inc.	$(607.3)	$(380.1)	$(228.7)
Less: Net income (loss) attributable to noncontrolling interests	(1.1)	0.6	3.2
Net loss attributable to Cinemark USA, Inc.	$(606.2)	$(380.7)	$(231.9)

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

	Years Ended December 31,
	2020	2021	2022
Net loss	$(607.3)	$(380.1)	$(228.7)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes of $3.5, $(3.3) and $(3.4) net of settlements	(14.3)	16.0	31.6
Foreign currency translation adjustments	(47.6)	(18.8)	4.6
Total other comprehensive income (loss), net of tax	(61.9)	(2.8)	36.2
Total comprehensive loss, net of tax	(669.2)	(382.9)	(192.5)
Comprehensive loss (income) attributable to noncontrolling interests	1.1	(0.6)	(3.2)
Comprehensive loss attributable to Cinemark USA, Inc.	$(668.1)	$(383.5)	$(195.7)

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2020, 2021 AND 2022

(in millions)

										Total
.	Class A		Class B						Accumulated	Cinemark
	Common Stock		Common Stock		Treasury Stock		Additional	Retained	Other	USA, Inc.'s
	Shares		Shares		Shares		Paid-in-	Earnings	Comprehensive	Stockholder's	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Acquired	Amount	Capital	(Deficit)	Loss	Equity	Interests	Equity
Balance at January 1, 2020	—	$—	0.2	$49.5	$(0.1)	$(24.2)	$1,291.6	$484.9	$(340.1)	1,461.7	$12.5	1,474.2
Share based awards compensation expense ($0.5 recorded as restructuring costs)	—	—	—	—	—	—	19.0	—	—	19.0	—	19.0
Dividends paid to parent	—	—	—	—	—	—	—	(42.0)	—	(42.0)	—	(42.0)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Net income	—	—	—	—	—	—	—	(606.2)	—	(606.2)	(1.1)	(607.3)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	—	—	3.3	3.3	—	3.3
Other comprehensive loss	—	—	—	—	—	—	—	—	(61.9)	(61.9)	—	(61.9)
Balance at December 31, 2020	—	$—	0.2	$49.5	$(0.1)	$(24.2)	$1,310.6	$(163.3)	$(398.7)	$773.9	$11.0	$784.9
Share based awards compensation expense	—	—	—	—	—	—	28.4	—	—	28.4	—	28.4
Contributions received from parent	—	—	—	—	—	—	120.0	—	—	120.0	—	120.0
Net (loss) income	—	—	—	—	—	—	—	(380.7)	—	(380.7)	0.6	(380.1)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	—	—	4.5	4.5	—	4.5
Other comprehensive loss	—	—	—	—	—	—	—	—	(2.8)	(2.8)	—	(2.8)
Balance at December 31, 2021	—	$—	0.2	49.5	(0.1)	(24.2)	1,459.0	(544.0)	(397.0)	543.3	11.6	554.9
Share based awards compensation expense	—	—	—	—	—	—	20.5	—	—	20.5	—	20.5
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(5.5)	(5.5)
Net (loss) income	—	—	—	—	—	—	—	(231.9)	—	(231.9)	3.2	(228.7)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	—	—	4.5	4.5	—	4.5
Other comprehensive income	—	—	—	—	—	—	—	—	36.2	36.2	—	36.2
Balance at December 31, 2022	—	$—	0.2	$49.5	$(0.1)	$(24.2)	$1,479.5	$(775.9)	$(356.3)	$372.6	$9.3	$381.9

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2020	2021	2022
Operating activities
Net loss	$(607.3)	$(380.1)	$(228.7)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Depreciation	255.0	262.7	235.7
Amortization of intangible and other assets	4.8	2.7	2.5
Amortization of debt issuance costs	6.4	7.3	7.5
Interest accrued on NCM screen advertising advances	23.6	23.6	23.2
Amortization of NCM screen advertising advances and other deferred revenue	(31.7)	(32.4)	(32.5)
Amortization of accumulated losses for amended swap agreements	3.3	4.5	4.5
Impairment of long-lived and other assets	152.7	20.8	174.1
Share based awards compensation expense	18.5	28.4	20.5
(Gain) loss on disposal of assets and other	(8.9)	8.0	(6.8)
Loss on extinguishment of debt	—	6.5	—
Non-cash rent expense	2.4	(3.4)	(10.8)
Equity in loss of affiliates	38.7	25.0	9.3
Deferred income tax expense	(39.4)	(38.1)	(25.4)
Cash distributions recorded as reduction of equity investment	25.4	0.2	6.9
Non-cash distributions from equity investees	(12.9)	—	—
Changes in other assets and liabilities
Inventories	9.1	(2.9)	(8.2)
Accounts receivable	51.4	(49.3)	(3.0)
Income tax receivable	(154.8)	112.3	1.5
Prepaid expenses and other	2.8	(1.8)	(2.3)
Deferred charges and other assets, net	9.9	0.8	(1.2)
Accounts payable and accrued expenses	(104.2)	175.2	(24.9)
Income tax payable	2.3	(5.9)	3.2
Liabilities for uncertain tax positions	4.9	30.2	2.0
Other long-term liabilities	13.1	(17.9)	6.3
Net cash (used for) provided by operating activities	(334.9)	176.4	153.4
Investing activities
Additions to theatre properties and equipment and other	(83.9)	(95.5)	(110.7)
Proceeds from sale of assets and other	0.6	6.2	14.4
Investment in joint ventures and other, net	(0.1)	—	—
Net cash used for investing activities	(83.4)	(89.3)	(96.3)
Financing activities
Dividends paid to parent	(42.0)	—	—
Contributions received from parent	—	120.0	—
Restricted stock withholdings for payroll taxes	(5.4)	(4.1)	(4.3)
Proceeds from issuance of senior notes	250.0	1,170.0	—
Proceeds from other borrowings	22.3	13.5	—
Redemption of senior notes	—	(1,155.0)	—
Repayments of long-term debt	(6.7)	(10.3)	(28.1)
Payment of debt issuance costs	(7.9)	(17.3)	—
Fees paid related to debt refinancing	—	(2.0)	—
Payments on finance leases	(15.4)	(14.7)	(14.3)
Other	(0.4)	—	(5.5)
Net cash provided by (used for) financing activities	194.5	100.1	(52.2)
Effect of exchange rate changes on cash and cash equivalents	(3.9)	(5.0)	(20.3)
Increase (decrease) in cash and cash equivalents	(227.7)	182.2	(15.4)
Cash and cash equivalents:
Beginning of period	488.2	260.5	442.7
End of period	$260.5	$442.7	$427.3
Supplemental information (see Note 19)

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — Cinemark Holdings, Inc. (“Holdings”) is a holding company and its wholly-owned subsidiary is Cinemark USA, Inc. (“CUSA”). Holdings consolidates CUSA and its subsidiaries for financial statement purposes, and CUSA comprises approximately the entire balance of Holdings’ assets, liabilities and operating cash flows. In addition, CUSA’s operating revenue comprises 100% and its operating expenses comprise nearly 100% of Holdings’ revenue and operating expenses, respectively. As such, the following Notes to Consolidated Financial Statements relate to Holdings and CUSA and their respective consolidated subsidiaries in all material aspects, unless otherwise noted. Where it is important to distinguish between Holdings and CUSA, specific reference is made to either Holdings or CUSA. Otherwise, all references to “we”, “our”, “us” and “the Company” relate to Cinemark Holdings, Inc. and its consolidated subsidiaries and all references to CUSA relate to CUSA and its consolidated subsidiaries. We operate in the motion picture exhibition industry, with theatres in the United States (“U.S.”) and in 15 countries in Latin America as of December 31, 2022.

Principles of Consolidation — The consolidated financial statements include the accounts of Cinemark Holdings, Inc. and its subsidiaries and Cinemark USA, Inc. and its subsidiaries. Majority-owned subsidiaries that Holdings or CUSA, as applicable has control of are consolidated while those affiliates of which Holdings or CUSA, as applicable, owns between 20% and 50% and does not control are accounted for under the equity method. Those affiliates of which Holdings or CUSA, as applicable, owns less than 20% are generally accounted for under the cost method, unless Holdings or CUSA, as applicable, is deemed to have the ability to exercise significant influence over the affiliate, in which case Holdings or CUSA, as applicable, would account for its investment under the equity method. The results of these equity method investees are included in the consolidated financial statements of Holdings and CUSA, as applicable, effective from their date of formation or from their date of acquisition. Intercompany balances and transactions are eliminated in consolidation.

Cash and Cash Equivalents — Cash and cash equivalents consist of operating funds held in financial institutions, petty cash held at the theatres, highly liquid investments with original maturities of three months or less when purchased and restricted cash. The Company invests its cash primarily in money market funds, certificates of deposit, commercial paper or other similar funds. The Company maintains cash deposits required to support bank letters of credit issued for bank loans of certain of the Company’s international subsidiaries that totaled $10.8 as of December 31, 2022 and are considered restricted cash. See Note 14 for further discussion.

Accounts Receivable – Accounts receivable, which are recorded at net realizable value, consist primarily of receivables related to screen advertising, screen rental, receivables related to gift cards sold to third party retail locations, receivables from landlords related to theatre construction projects, rebates earned from the Company’s concession vendors and value-added and other non-income tax receivables.

Inventories — Concession inventories are stated at the lower of cost (first-in, first-out method) or net realizable value.

Theatre Properties and Equipment — Theatre properties and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Category	Useful Life
Buildings on owned land	40 years
Buildings on leased land	Lesser of lease term or 40 years
Land and buildings under finance leases	Lease term
Theatre furniture and equipment	3 to 15 years
Leasehold improvements	Lesser of lease term or useful life

The Company evaluates long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable (qualitative evaluation). The Company also performs a full quantitative impairment evaluation on an annual basis.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

These qualitative and quantitative evaluations are described below:

•
Quantitative approach The Company performs a quantitative evaluation at the theatre level using estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the theatre’s useful life correlates with the remaining lease period, which includes the probability of the exercise of available renewal periods for leased properties, and the lesser of twenty years or the building’s remaining useful life for owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment, including management’s estimate of future theatre level cash flows for each theatre is involved in estimating fair value. Fair value is estimated based on a multiple of cash flows. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy, as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples.
•
Qualitative approach The Company’s qualitative assessment considers relevant market transactions, industry trading multiples and recent developments that would impact its estimates of future cash flows as compared to its most recent quantitative impairment assessment.

Goodwill and Other Intangible Assets — The Company evaluates goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable. The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. Management considers its reporting units to be the U.S. and each of its international countries that has been allocated goodwill (the Company does not have goodwill recorded for all of its international locations). Management evaluates goodwill at the U.S. market level as its U.S. regions have similar economic characteristics. Under ASC Topic 350, Goodwill, Intangibles and Other (“ASC Topic 350”), the Company can elect to perform a qualitative or a quantitative impairment assessment of our goodwill as described below:

•
Quantitative approach Under a quantitative goodwill impairment analysis, the Company estimates the fair value of each reporting unit and compares it with its carrying value. Fair value is estimated using the market and income approaches, which consider a multiple of cash flows for each reporting unit as the basis for fair value. Significant judgment including management’s estimate of future theatre level cash flows for each theatre is involved in estimating fair value of a reporting unit. The Company’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on projected operating performance of each reporting unit, relevant market transactions and industry trading multiples.
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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

•
Qualitative approach The Company’s qualitative assessment considers industry and market conditions and recent developments that may impact the revenue forecasts and other estimates as compared to its most recent quantitative assessment.

The table below summarizes the Company’s intangible assets and the amortization method used for each type of intangible asset:

Intangible Asset	Amortization Method
Goodwill	Indefinite-lived
Tradename	Indefinite-lived and definite-lived. Definite-lived tradename asset has a remaining useful life of approximately two years.
Other intangible assets	Straight-line method over the terms of the underlying agreement or the expected useful life of the intangible asset. The remaining useful lives of these intangible assets range from one to four years.

Lease Accounting — See Note 4 for discussion of the Company’s lease accounting policies.

Deferred Charges and Other Assets — Deferred charges and other assets consist of construction, lease and other deposits, equipment to be placed in service, and other assets of a long-term nature.

Self-Insurance Reserves — In the U.S., the Company is self-insured for general liability claims, which are capped at $0.3 per occurrence with no aggregate annual cap. For its international locations, the Company is fully insured for general liability claims with little or no deductibles per occurrence. The Company has a fully-funded deductible workers compensation insurance plan in the U.S. under which the Company is responsible for pre-funding claims and is responsible for claims up to $0.3 per occurrence, with an annual cap of $5.0. The Company is also self-insured for domestic medical claims with a cap of $0.3 per occurrence. As of December 31, 2021 and 2022, the Company’s self-insurance reserves were $6.8 and $10.0, respectively, and are reflected in accrued other current liabilities on the consolidated balance sheets.

Revenue Recognition — See Note 5 for discussion of revenue recognition and deferred revenue.

Expenses — Film rental costs are based on the film licensing arrangements and accrued based on the applicable box office receipts and either; 1) a sliding scale formula, which is generally established with the studio prior to the opening of the film, 2) a firm terms formula as negotiated prior to a film's theatrical run or 3) estimates of the final settlement rate, which occurs at the conclusion of the film’s run. Under a sliding scale formula, the Company pays a percentage of box office revenues using a pre-determined scale that is based upon box office performance of the film for its full theatrical run. Under a firm terms formula, the Company pays the distributor a percentage of box office receipts that can either be an aggregate rate for the full theatrical run or rates that decline over the term of the theatrical run. The settlement process allows for negotiation of film rental fees upon the conclusion of the film's theatrical run based upon how the film performs. Estimates are based on the expected success of a film. The success of a film can generally be determined a few weeks after a film is released when the initial box office performance of the film is known. If actual settlements are different than those estimates, film rental costs are adjusted at that time.

Accounting for Share Based Awards — The Company measures the cost of employee services received in exchange for an equity award based on the fair value of the award on the date of the grant. The grant date fair value is based on Holdings’ stock price on the grant date. Such costs are recognized over the period during which an employee is required to provide service in exchange for the award (which is usually the vesting period). At the time of the grant, Holdings also estimates the number of awards that will ultimately be forfeited. Holdings also periodically estimates the number of awards that will ultimately vest based upon the achievement of pre-established Company performance targets. A cumulative expense adjustment is recognized when that estimate changes. See Note 18 for discussion of Holdings’ share based awards and related compensation expense.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Income Taxes — The Company uses an asset and liability approach to financial accounting and reporting for income taxes. CUSA participates in the consolidated return of Holdings; however, CUSA’s provisions for income taxes is computed on a stand-alone basis. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not that such assets will be realized. Income taxes are provided on unremitted earnings from foreign subsidiaries unless such earnings are expected to be indefinitely reinvested. Income taxes have also been provided for potential tax assessments. The evaluation of an uncertain tax position is a two-step process. The first step is recognition: The Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company should presume that the position would be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements result in (1) a change in a liability for income taxes payable or (2) a change in an income tax refund receivable, a deferred tax asset or a deferred tax liability or both (1) and (2). The Company accrues interest and penalties on its uncertain tax positions as a component of income tax expense. See further discussion in Note 20.

Segments — For the years ended December 31, 2020, 2021 and 2022, the Company managed its business under two reportable operating segments, U.S. markets and international markets. See Note 22.

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

Foreign Currency Translations — The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in the consolidated balance sheets in accumulated other comprehensive loss. See Note 16 for a summary of the translation adjustments recorded in accumulated other comprehensive loss for the years ended December 31, 2020, 2021 and 2022. The Company recognizes foreign currency transaction gains and losses when changes in exchange rates impact transactions, other than intercompany transactions of a long-term investment nature, that have been denominated in a currency other than the functional currency.

The Company deemed Argentina to be highly inflationary beginning July 1, 2018. A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The financial statements of the Company’s Argentina subsidiaries has been remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective beginning July 1, 2018. See further discussion in Note 16.

Fair Value Measurements — According to authoritative guidance, inputs used in fair value measurements fall into three different categories; Level 1, Level 2 and Level 3. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. See Note 15 for a discussion of our fair value measurements for the years ended December 31, 2020, 2021 and 2022.

Interest Rate Swaps – The Company evaluates its interest rate swap agreements, which are designated as cash flow hedges, to determine whether they are effective on a quarterly basis in accordance with ASC Topic 815, Derivatives and Hedging. The fair values of the interest rate swaps are estimated based on future estimated net cash flows considering forecasted interest rates for the terms of the interest rate swap agreements as compared to the fixed

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

interest rates paid under the agreements. If deemed to be effective, fair value estimates are recorded on the consolidated balance sheets as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive loss. If the swaps are determined to not be effective, the gains or losses are recorded in interest expense on the consolidated income statement. See further discussion in Note 14.

Restructuring Charges – During the year ended December 31, 2020, the Company recorded restructuring charges based on an approved and announced restructuring plan, specifically related to headcount reductions, the permanent closure of underperforming theatres and the write-down of related theatre assets. The costs of the restructuring actions were accrued based on estimates at the time the plan was formalized. Adjustments made to restructuring charges based on actual costs incurred were recorded during the years ended December 31, 2021 and 2022. The balance of accrued and unpaid restructuring charges at December 31, 2022 was $0. See further discussion in Note 3.

2.
NEW ACCOUNTING PRONOUNCEMENTS

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU 2020-04”), ASU 2021-01, Reference Rate Reform (Topic 848): Scope, (“ASU 2021-01”), and ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). The purpose of ASU 2020-04 is to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. More specifically, the amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2021-01 clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in ASU 2022-06 defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The amendments in ASU 2020-04 and ASU 2021-01 are effective as of March 12, 2020 through December 31, 2024. The guidance in ASU 2020-04 and ASU 2021-01 has not impacted the consolidated financial statements of Holdings or CUSA to date. The Company will continue to monitor the impact of ASU 2020-04 and ASU 2021-01 on the consolidated financial statements of Holdings or CUSA in the future.

ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, (“ASU 2021-10”). The purpose of ASU 2021-10 is to provide annual disclosure guidance about transactions with a government for which the entity is applying a grant or contribution accounting model by analogy. More specifically, the amendments in ASU 2021-10 require disclosure of a) the nature of the transactions and the related accounting policy used to account for the transactions, b) the line items on the balance sheet and income statement, including the amounts applicable to each line item, that are affected by the transactions and c) significant terms and conditions of the transactions, including commitments and contingencies. The amendments in ASU 2021-10 are effective for annual periods beginning after December 15, 2021. The amendments in ASU 2021-10 should be applied either a) prospectively to all transactions at the date of initial application and new transactions that are entered into after the date of initial application or b) retrospectively to those transactions. Holdings and CUSA have provided the disclosures required by ASU 2021-10 for the year ended December 31, 2022 within Note 3.

3.
IMPACT OF THE COVID-19 PANDEMIC

The COVID-19 pandemic had a significant impact on the global economy and created a strain on the movie exhibition industry along with widespread social and economic effects. We temporarily closed our theatres in the U.S. and Latin America during March of 2020 at the onset of the COVID-19 outbreak. Additionally, we implemented various cash preservation strategies, including, but not limited to, temporary personnel and salary reductions, halting non-essential operating and capital expenditures, negotiating modified timing and/or abatement of contractual payments with landlords and other major suppliers, and the suspension of our quarterly dividend.

Throughout 2020 and 2021 we reopened theatres as soon as local restrictions and the status of the COVID-19 pandemic would allow. All of our domestic and international theatres were reopened by the end of the fourth quarter of 2021. While we reopened our theatres and were able to operate, we faced ongoing challenges with the significant reduction in new film releases as our distributors considered the impact of COVID-19 on future box office potential, with many studio partners simultaneously launching streaming platforms.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The industry’s recovery from the COVID-19 pandemic is still underway and is contingent upon the volume of new film content available, as well as the box office performance of new film content released. The industry continues to adapt to the evolution of the exclusive theatrical release window, competition from streaming platforms, supply chain constraints, inflationary impacts, and other economic factors.

Government Assistance

During the years ended December 31, 2020, 2021 and 2022, the Company received an aggregate of approximately $6.9 in government assistance pursuant to (i) payroll continuation support programs under the CARES Act, (ii) various grants provided in certain states intended to cover janitorial and personal protection equipment costs incurred by the Company in response to local regulations and (iii) subsidies for certain payroll costs in certain international locations. The Company has met all applicable conditions related to the government assistance received. The government assistance received was reflected as credits to salaries and wages, utilities and other costs, and general and administrative expenses in the consolidated statements of loss.

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

The following table summarizes activity recorded during the years ended December 31, 2020, 2021 and 2022:

	U.S. Operating Segment			International Operating Segment			Consolidated
	Employee-related Costs	Facility Closure Costs	Total Charges	Employee-related Costs	Facility Closure Costs	Total Charges	Employee-related Costs	Facility Closure Costs	Total Charges
Restructuring charges recorded during the year ended December 31, 2020	$9.0	$7.6	$16.6	$0.8	$2.9	$3.7	$9.8	$10.5	$20.3
Amounts paid	(7.6)	(1.6)	(9.2)	(0.8)	(0.6)	(1.4)	(8.4)	(2.2)	(10.6)
Noncash write-offs	(0.5)	(0.3)	(0.8)	—	(2.2)	(2.2)	(0.5)	(2.5)	(3.0)
Reserve balance at December 31, 2020	$0.9	$5.7	$6.6	$—	$0.1	$0.1	$0.9	$5.8	$6.7
Amounts paid	(0.4)	(3.9)	(4.3)	—	—	—	(0.4)	(3.9)	(4.3)
Reserve adjustments (1)	(0.1)	(0.9)	(1.0)	—	—	—	(0.1)	(0.9)	(1.0)
Reserve balance at December 31, 2021	$0.4	$0.9	$1.3	$—	$0.1	$0.1	$0.4	$1.0	$1.4
Amounts paid	(0.4)	(0.5)	(0.9)	—	—	—	(0.4)	(0.5)	(0.9)
Reserve adjustments (1)	—	(0.4)	(0.4)	—	(0.1)	(0.1)	—	(0.5)	(0.5)
Reserve balance at	$—	$—	$—	$—	$—	$—	$—	$—	$—

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

December 31, 2022
(1)
Amounts were primarily adjustments based on final facility lease payments for certain closed theatres as compared with original estimates recorded.
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

Lease Deferrals and Abatements — Upon the temporary closure of theatres in March 2020, the Company began negotiating the deferral of rent and other lease-related payments with its landlords while theatres remained closed. These negotiations resulted in amendments to the leases that involve varying concessions, including the abatement of rent payments during closure, deferral of all or a portion of rent payments to later periods and deferrals of rent payments combined with an early exercise of an existing renewal option or extension of the lease term. In certain locations, the Company was entitled to rent-free periods while theatres were closed in accordance with local regulations. Total payments deferred as of December 31, 2021 and 2022 were $31.9 and $0.8, which is included in other current liabilities on the Holdings and CUSA consolidated balance sheets.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The following table represents the operating and finance right-of-use assets and lease liabilities as of the periods indicated.

		As of	As of
Leases	Classification	December 31, 2021	December 31, 2022
Assets (1)
Operating lease assets	Operating lease right-of-use assets	$1,230.8	$1,102.7
Finance lease assets	Theatre properties and equipment, net of accumulated depreciation (2)	80.5	67.8
Total lease assets		$1,311.3	$1,170.5

Liabilities (1)
Current
Operating	Current portion of operating lease obligations	$217.1	$219.3
Finance	Current portion of finance lease obligations	14.6	14.4
Noncurrent
Operating	Operating lease obligations, less current portion	1,078.3	970.6
Finance	Finance lease obligations, less current portion	102.6	88.0
Total lease liabilities		$1,412.6	$1,292.3
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
(2)
Finance lease assets are net of accumulated amortization of $57.8 and $62.5 as of December 31, 2021 and 2022, respectively.

As of December 31, 2022, the Company had signed lease agreements with total noncancelable lease payments of approximately $54.1 related to theatre leases that had not yet commenced. The timing of lease commencement is dependent on the completion of construction of the related theatre facility. Additionally, these amounts are based on estimated square footage and costs to construct each facility and may be subject to adjustment upon final completion of each construction project. In accordance with ASC Topic 842, fixed minimum lease payments related to these theatres are not included in the right-of-use assets and lease liabilities as of December 31, 2022.

The following table represents the Company’s aggregate lease costs, by lease classification, for the periods indicated.

		Year Ended	Year Ended	Year Ended
Lease Cost	Classification	December 31, 2020	December 31, 2021	December 31, 2022
Operating lease costs
Equipment (1)	Utilities and other	$3.3	$2.3	$4.4
Real Estate (2)(3)	Facility lease expense	275.1	281.0	315.7
Total operating lease costs		$278.4	$283.3	$320.1

Finance lease costs
Depreciation of leased assets	Depreciation and amortization	$14.7	$12.6	$12.4
Interest on lease liabilities	Interest expense	7.0	5.9	5.3
Total finance lease costs		$21.7	$18.5	$17.7
(1)
Includes approximately $(0.1), $1.8 and $3.9 of short-term lease payments for the years ended December 31, 2020, 2021 and 2022, respectively. The amount for the year ended December 31, 2020 was impacted by i) a decrease in short term lease payments while theatres

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

were closed and ii) rent abatements on leases that were not recalculated in accordance with the FASB guidance discussed above, which resulted in variable rent credits in the amount of the rent abatements.
(2)
Includes approximately $7.1, $11.8 and $36.4 of variable lease payments based on a change in index, such as CPI or inflation, variable payments based on revenues or attendance and variable common area maintenance costs for the years ended December 31, 2020, 2021 and 2022, respectively.
(3)
Approximately $1.4, $1.3 and $1.3 of lease payments are included in general and administrative expenses primarily related to office leases for the years ended December 31, 2020, 2021 and 2022, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The following table represents the maturity of lease liabilities, by lease classification, as of December 31, 2022.

	Operating	Finance
Years Ending	Leases	Leases
2023 (1)	$276.6	$19.0
2024	243.2	18.1
2025	216.2	16.4
2026	179.6	12.0
2027	137.3	12.0
Thereafter	382.0	46.7
Total lease payments	$1,434.9	$124.2
Less: Interest	245.0	21.8
Present value of lease liabilities	$1,189.9	$102.4

(1) Amounts do not include rent payments deferred under amendments as discussed at Lease Deferrals and Abatements above.

The following table represents the weighted-average remaining lease term and discount rate, disaggregated by lease classification, as of December 31, 2022.

As of
Lease Term and Discount Rate	December 31, 2022
Weighted-average remaining lease term (years) (1)
Operating leases - equipment	2.3
Operating leases - real estate	6.9
Finance leases - equipment	3.3
Finance leases - real estate	8.2

Weighted-average discount rate (2)
Operating leases - equipment	3.7%
Operating leases - real estate	5.7%
Finance leases - equipment	4.0%
Finance leases - real estate	4.9%
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

	Year Ended	Year Ended	Year Ended
Other Information	December 31, 2020	December 31, 2021	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Cash outflows for operating leases	$271.8	$269.7	$279.8
Cash outflows for finance leases - operating activities	$7.0	$5.9	$5.3
Cash outflows for finance leases - financing activities	$15.4	$14.7	$14.3
Non-cash amount of leased assets obtained in exchange for:
Operating lease liabilities	$132.7	$180.1	$114.1
Finance lease liabilities	$—	$0.7	$—

Lessor Arrangements

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Under the Company’s Exhibitor Services Agreement (“ESA”) with National CineMedia, LLC (“NCM”), the nonconsecutive periods of use of the theatre screens by NCM qualify as a lease in accordance with ASC Topic 842. See further discussion in Note 9.

The Company rents its theatre auditoriums for corporate meetings, screenings, education and training sessions and other private events. These rentals, which are not significant to the Company, are generally one-time events and the related revenue is reflected as other revenue on the consolidated statements of loss.

5.
REVENUE RECOGNITION

Revenue Recognition Policy

The Company’s patrons have the option to purchase movie tickets well in advance of a movie showtime or right before the movie showtime, or at any point in between those two timeframes depending on seat availability. The Company recognizes such admissions revenue when the showtime for a purchased movie ticket has passed. Concession revenue is recognized when products are sold to the consumer, or if purchased in advance, based on the showtime associated with the customer’s movie ticket. Other revenue primarily consists of screen advertising, screen rental revenue, promotional income, studio trailer placements and transactional fees. Except for NCM screen advertising advances discussed below in Note 9, these revenues are generally recognized when the Company has performed the related services. The Company sells gift cards and discount ticket vouchers called Supersavers, the proceeds from which are recorded as deferred revenue. Deferred revenue for gift cards and discount ticket vouchers is recognized when they are redeemed for concession items or, if redeemed for movie tickets, when the showtime has passed. The Company generally records breakage revenue on gift cards and discount ticket vouchers based on redemption activity and historical experience with unused balances. The Company offers a subscription program in the U.S. whereby patrons can pay a monthly or annual fee to receive a monthly credit for use towards a future movie ticket purchase. The Company records the subscription program fees as deferred revenue and records admissions revenue when the showtime for a movie ticket purchased with a credit has passed. The Company has loyalty programs in the U.S. and many of its international locations that either have a prepaid annual fee or award points to customers as purchases are made. For those loyalty programs that have a prepaid annual fee, the Company recognizes the fee collected as other revenue on a straight-line basis over the term of the program. For those loyalty programs that award points to customers based on their purchases, the Company records a portion of the original transaction proceeds as deferred revenue based on the number of reward points issued to customers and recognizes the deferred revenue when the customer redeems such points. The value of loyalty points issued is based on the estimated fair value of the rewards offered. The Company records breakage revenue generally upon the expiration of loyalty points and subscription credits as the Company does not have sufficient historical data related to the redemption patterns for these programs to estimate breakage. Advances collected on concession and other contracts are deferred and recognized during the period in which the Company satisfies the related performance obligations, which may differ from the period in which the advances are collected.

Accounts receivable included approximately $23.5 and $22.9 of receivables related to contracts with customers as of December 31, 2021 and 2022, respectively. The Company did not record any assets related to the costs to obtain or fulfill a contract with customers during the years ended December 31, 2021 or 2022.

Disaggregation of Revenue

The following tables present revenue for the periods indicated, disaggregated based on major type of good or service and by reportable operating segment.

	Year Ended December 31, 2022
	U.S.	International
	Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated
Admissions Revenue	$1,010.2	$236.7	$1,246.9
Concession Revenue	763.0	175.3	938.3
Screen advertising, screen rental and promotional revenue	81.7	45.3	127.0
Other Revenue	115.3	27.2	142.5
Total Revenue	$1,970.2	$484.5	$2,454.7

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

	Year Ended December 31, 2021
	U.S.	International
	Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated
Admissions Revenue	$671.7	$108.3	$780.0
Concession Revenue	482.8	78.9	561.7
Screen advertising, screen rental and promotional revenue	66.2	17.9	84.1
Other Revenue	72.9	11.8	84.7
Total Revenue	$1,293.6	$216.9	$1,510.5

	Year Ended December 31, 2020
	U.S.	International
	Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated
Admissions Revenue	$291.6	$64.9	$356.5
Concession Revenue	189.6	41.5	231.1
Screen advertising, screen rental and promotional revenue	46.2	16.3	62.5
Other Revenue	29.5	6.7	36.2
Total Revenue	$556.9	$129.4	$686.3
(1)
U.S. segment revenues exclude intercompany transactions with the international operating segment. See Note 22 for additional information on intercompany eliminations.

The following tables present revenue for the periods indicated, disaggregated based on timing of revenue recognition (as discussed above).

	Year Ended December 31, 2022
	U.S.	International
	Operating	Operating
	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$1,856.5	$428.3	$2,284.8
Goods and services transferred over time	113.7	56.2	169.9
Total	$1,970.2	$484.5	$2,454.7

	Year Ended December 31, 2021
	U.S.	International
	Operating	Operating
	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$1,201.2	$193.7	$1,394.9
Goods and services transferred over time	92.4	23.2	115.6
Total	$1,293.6	$216.9	$1,510.5

	Year Ended December 31, 2020
	U.S.	International
	Operating	Operating
	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$497.3	$110.0	$607.3
Goods and services transferred over time	59.6	19.4	79.0
Total	$556.9	$129.4	$686.3
(1)
U.S. segment revenues exclude intercompany transactions with the international operating segment. See Note 22 for additional information on intercompany eliminations.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Screen Advertising Advances and Other Deferred Revenue

The following table presents changes in the Company’s deferred revenue for the periods indicated:

Deferred Revenue	NCM Screen Advertising Advances (1)	Other Deferred Revenue (2)
Balance at January 1, 2021	$344.3	$138.8
Amounts recognized as accounts receivable	—	2.2
Cash received from customers in advance	—	132.2
Common units received from NCM (see Note 9)	10.2	—
Interest accrued related to significant financing component	23.6	—
Revenue recognized during period	(32.1)	(111.2)
Foreign currency translation adjustments	—	(1.7)
Balance at December 31, 2021	346.0	160.3
Amounts recognized as accounts receivable	—	1.8
Cash received from customers in advance	—	241.1
Common units received from NCM (see Note 9)	1.3	—
Interest accrued related to significant financing component	23.2	—
Revenue recognized during period	(32.3)	(206.9)
Foreign currency translation adjustments	—	(1.4)
Balance at December 31, 2022	$338.2	$194.9
(1)
See Significant Financing Component in Note 9 for discussion of NCM screen advertising advances and maturity of balances as of December 31, 2022.
(2)
Includes liabilities associated with outstanding gift cards and discount ticket vouchers, points or rebates outstanding under the Company’s loyalty and membership programs and revenue not yet recognized for screen advertising and other promotional activities. Amount is classified as accounts payable and accrued expenses or other long-term liabilities on the consolidated balance sheets.

The table below summarizes the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied for other deferred revenue in the table above as of December 31, 2022 and when the Company expects to recognize this revenue.

	Year Ended December 31,
Remaining Performance Obligations	2023	2024	Thereafter	Total
Other deferred revenue	$172.2	22.7	—	$194.9

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

6.
LOSS PER SHARE

The following table presents computations of basic and diluted loss per share for Holdings under the two class method:

	Year Ended
	December 31,
	2020	2021	2022
Numerator:
Net loss attributable to Cinemark Holdings, Inc.	$(616.8)	$(422.8)	$(271.2)
Loss allocated to participating share-based awards (1)	4.3	6.1	3.8
Net loss attributable to common stockholders	$(612.5)	$(416.7)	$(267.4)

Denominator:
Basic weighted average shares outstanding	116.7	117.3	118.2
Common equivalent shares for restricted stock units (2)	—	—	—
Common equivalent shares for convertible notes and warrants (3)	—	—	—
Diluted weighted average shares outstanding	116.7	117.3	118.2

Basic loss per share attributable to common stockholders	$(5.25)	$(3.55)	$(2.26)
Diluted loss per share attributable to common stockholders	$(5.25)	$(3.55)	$(2.26)
(1)
For the years ended December 31, 2020, 2021 and 2022, a weighted average of approximately 0.8 shares, 1.7 shares and 1.7 shares of unvested restricted stock, respectively, are considered participating securities.
(2)
For the years ended December 31, 2020, 2021 and 2022, approximately 0.7, 0 and 0.4 common equivalent shares for restricted stock units were excluded because they were anti-dilutive.
(3)
For the years ended December 31, 2020, 2021 and 2022, diluted loss per share excludes the conversion of the 4.50% Convertible Senior Notes into 32.0 shares of common stock, as well as outstanding warrants, as they would be anti-dilutive. See further discussion below.

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

Convertible notes, hedges and warrants

The 4.50% Convertible Senior Notes, discussed further in Note 14, may be considered dilutive in future periods in which Holdings has net income. The impact of such dilution on earnings per share will be calculated under the if-converted method, which requires that all of the shares of Holdings’ common stock issuable upon conversion of the 4.50% Convertible Senior Notes be included in the calculation of diluted EPS assuming conversion at the beginning of the reporting period. The closing price of Holdings’ common stock did not exceed the strike price of $18.66 per share (130% of the initial exercise price of $14.35 per share) during at least 20 of the last 30 trading days of the quarter ended December 31, 2022 and, therefore, the 4.50% Convertible Senior Notes will not be convertible during the first quarter of 2023. The if-converted value of the 4.50% Convertible Senior Notes, based on the weighted average closing price of Holdings’ common stock for 2022, exceeded the aggregate outstanding principal of the notes by $3.5 as of December 31, 2022.

As noted in Note 14, Holdings entered into hedge transactions with counterparties in connection with the issuance of the 4.50% Convertible Senior Notes. The convertible note hedge transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the 4.50% Convertible Senior Notes, the number of shares of Holdings’ common stock underlying the 4.50% Convertible Notes, which initially gives Holdings the option to purchase approximately 32.0 shares of its common stock at a price of approximately $14.35 per share. Concurrently with entering into the convertible note hedge transactions, Holdings also entered into warrant transactions with each

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

option counterparty whereby Holdings sold to such option counterparty warrants to purchase, subject to customary anti-dilution adjustments, up to the same number of shares of Holdings’ common stock, which initially gives the option counterparties the option to purchase approximately 32.0 shares at a price of approximately $22.08 per share. The economic effect of these transactions is to effectively raise the strike price of the 4.50% Convertible Senior Notes from approximately $18.66 per share of Holdings’ common stock to approximately $22.08 per share.

7.
DIVIDENDS

Below is a summary of Holdings’ dividends declared for the fiscal periods indicated.

			Amount per Share of	Total
Declaration Date	Record Date	Payable Date	Common Stock	Dividends (1)
2/21/2020	3/6/2020	3/20/2020	$0.36	$42.6
Total for year ended December 31, 2020			$0.36	$42.6
(1)
Of the dividends recorded during 2020, $0.3 was related to outstanding restricted stock units and will not be paid until such units vest. See Note 18.

The Company suspended its quarterly dividend in March 2020 as a result of the COVID-19 pandemic as discussed in Note 3.

8.
THEATRE PROPERTIES AND EQUIPMENT

Properties and equipment consisted of the following as of the periods presented:

	December 31,
	2021	2022
Theatre properties and equipment
Land	$102.6	$99.7
Buildings	537.0	528.9
Property under finance lease	138.3	130.3
Theatre furniture and equipment	1,402.7	1,429.5
Leasehold interests and improvements	1,188.2	1,206.9
Total	3,368.8	3,395.3
Less: accumulated depreciation and amortization (1)	(1,985.9)	(2,163.2)
Theatre properties and equipment, net	$1,382.9	$1,232.1
(1)
Amortization of finance lease assets is included in depreciation and amortization expense on the consolidated statements of loss. Accumulated amortization of finance lease assets as of December 31, 2021 and 2022 was $57.8 and $62.5, respectively.

Theatre Assets Held for Sale

During December 2022, the Company entered into a purchase and sale agreement for the sale of the stock of its Ecuador subsidiary. The transaction is expected to close during 2023, pending customary antitrust and regulatory approvals. At December 31, 2022, the assets and liabilities of the Ecuador subsidiary qualified as held for sale upon satisfaction of the criteria set forth for in ASC 360-10-45-9 (205-20-45-1E), Property, Plant, and Equipment. The sale of the Ecuador subsidiary does not qualify as discontinued operations since it does not represent a strategic shift in the Company’s operations that will have a major effect on its results and operations. At December 31, 2022, the carrying value of Ecuador’s assets were approximately $15.3, primarily including theatre property and equipment, net of $5.4, operating lease right of use assets, net of $2.9, and goodwill of $4.2. The carrying value of its total liabilities was approximately $8.5, resulting in net assets of $6.8. Total revenue and operating loss of the Ecuador subsidiary were $13.3 and $1.2, respectively, for the year ended December 31, 2022.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

9.
INVESTMENT IN NATIONAL CINEMEDIA LLC

Summary of Activity with NCM

Below is a summary of activity with NCM included in each of Holdings’ and CUSA’s consolidated financial statements for the periods indicated. See Note 5 for discussion of related revenue recognition.

	Investment in NCM	NCM Screen Advertising Advances	Distributions from NCM (3)	Equity in Loss	Other Revenue	Interest Expense - NCM	Cash Received
Balance as of January 1, 2020	$265.8	$(348.4)
Receipt of common units due to annual common unit adjustment	3.6	(3.6)	—	—	—	—	—
Revenues earned under ESA (1)	—	—	—	—	(4.7)	—	4.7
Interest accrued related to significant financing component	—	(23.6)	—	—	—	23.6	—
Receipt of excess cash distributions	(12.0)	—	(5.9)	—	—	—	17.9
Receipt under tax receivable agreement	(2.1)	—	(1.1)	—	—	—	3.2
Equity in loss	(10.6)	—	—	10.6	—	—	—
Impairment of investment in NCM (2)	(92.7)	—	—	—	—	—
Amortization of screen advertising advances	—	31.3	—	—	(31.3)	—	—
Balance as of and for the year ended December 31, 2020	$152.0	$(344.3)	$(7.0)	$10.6	$(36.0)	$23.6	$25.8
Receipt of common units due to annual common unit adjustment	10.2	(10.2)	—	—	—	—	—
Revenues earned under ESA (1)	—	—	—	—	(12.0)	—	12.0
Interest accrued related to significant financing component	—	(23.6)	—	—	—	23.6	—
Receipt under tax receivable agreement	(0.2)	—	(0.1)	—	—	—	0.3
Equity in loss	(26.6)	—	—	26.6	—	—	—
Amortization of screen advertising advances	—	32.1	—	—	(32.1)	—	—
Balance as of and for the year ended December 31, 2021	$135.4	$(346.0)	$(0.1)	$26.6	$(44.1)	$23.6	$12.3
Receipt of common units due to annual common unit adjustment	1.3	(1.3)	—	—	—	—	—
Revenues earned under ESA (1)	—	—	—	—	(19.9)	—	19.9
Interest accrued related to significant financing component	—	(23.2)	—	—	—	23.2	—
Equity in loss	(13.9)	—	—	13.9	—	—	—
Impairment of investment in NCM (2)	(113.2)	—	—	—	—	—	—
Amortization of screen advertising advances	—	32.3	—	—	(32.3)	—	—
Balance as of and for the year ended December 31, 2022	$9.6	$(338.2)	$—	$13.9	$(52.2)	$23.2	$19.9
(1)
Amounts include the per patron and per digital screen theatre access fees, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire. The amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire were approximately $2.6, $4.9 and $7.5 for the years ended December 31, 2020, 2021 and 2022, respectively. Amounts unpaid and reflected in accounts receivable were $4.5 and $4.9 as of the years ended December 31, 2021 and 2022, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(2)
Reflected in impairment of long-lived and other assets on the consolidated income statement for the year indicated. See further discussion at Fair Value of Investment in NCM below.
(3)
Excess cash distributions are restricted through December 2023 in accordance with NCM’s credit agreement amendment.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

In addition to the activity in the table above, the Company made de minimus payments to NCM during the years ended December 31, 2020, 2021 and 2022, respectively, related to certain equipment used for digital advertising, which is included in theatre furniture and equipment on the consolidated balance sheets.

Investment in National CineMedia

NCM operates a digital in-theatre network in the U.S. that provides cinema advertising. The Company entered into an ESA with NCM, pursuant to which NCM primarily provides advertising to its domestic theatres. On February 13, 2007, National Cinemedia, Inc. (“NCMI”), an entity that serves as the sole manager of NCM, completed an initial public offering (“IPO”) of its common stock. In connection with the NCMI initial public offering, the Company amended its operating agreement and the ESA. At the time of the NCMI IPO and as a result of amending the ESA, the Company received approximately $174 in cash consideration from NCM. The proceeds were recorded as deferred revenue or NCM screen advertising advances and were being amortized over the term of the Amended and Restated ESA or through February 2041. Following the NCMI IPO, the Company will not recognize undistributed equity in the earnings on its original NCM membership units (referred to herein as the Company’s Tranche 1 Investment) until NCM’s future net earnings, less distributions received, surpass the amount of the excess distribution. The Company recognizes equity in earnings on its Tranche 1 Investment only to the extent it receives cash distributions from NCM. CUSA recognizes the cash distributions it receives from NCM on its Tranche 1 Investment as a component of earnings as Distributions from NCM. The Company believes that the accounting model provided by ASC Topic 323-10-35-22 for recognition of equity investee losses in excess of an investor’s basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

Common Unit Adjustments

In addition to the consideration received upon the NCMI IPO and ESA modification in 2007, the Company also periodically receives consideration in the form of common units from NCM. Pursuant to a Common Unit Adjustment Agreement dated as of February 13, 2007 between NCMI and the Company, AMC and Regal, collectively referred to as its Founding Members, annual adjustments to the common membership units are made primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each Founding Member. The common units received (collectively referred to as the Company’s “Tranche 2 Investment”) are recorded at estimated fair value as an increase in the Company’s investment in NCM with an offset to deferred revenue or NCM screen advertising advances. The Company’s Tranche 2 Investment is accounted for following the equity method, with undistributed equity earnings related to its Tranche 2 Investment included as a component of earnings in equity in income of affiliates and distributions received related to its Tranche 2 Investment recorded as a reduction of its investment basis.

During March 2022, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, the Company received an additional 0.5 common units of NCM. The Company recorded these additional common units at an estimated fair value of $1.3 with a corresponding adjustment to NCM screen advertising advances. The fair value of the common units received was estimated based on the market price of NCMI common stock (Level 1 input as defined in FASB ASC Topic 820) at the time the common units were determined, adjusted for volatility associated with the estimated time period it would take to convert the common units and register the respective shares.

Below is a summary of common units received by the Company under the Common Unit Adjustment (“CUA”) Agreement during the years ended December 31, 2020, 2021 and 2022:

Event	Date Common Units Received	Number of Common Units Received	Fair Value of Common Units Received
2020 annual common unit adjustment	3/31/2020	1.1	$3.6
2021 annual common unit adjustment	4/14/2021	2.3	$10.2
2022 annual common unit adjustment	4/13/2022	0.5	$1.3

Fair Value of Investment in NCM

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

As of December 31, 2022, the Company owned a total of 43.7 common units of NCM, which represented an interest of approximately 25.4%. The estimated fair value of the Company’s investment in NCM was approximately $9.6 based on NCMI’s stock price as of December 31, 2022 of $0.22 per share (Level 1 input as defined in FASB ASC Topic 820). As the share price of NCMI was significantly below the Company’s carrying value of NCM per common unit and due to the prolonged recovery of NCM’s business, during the year ended December 31, 2022, the Company wrote-down its investment in NCM by $113.2 to its estimated fair value, with a corresponding charge to impairment expense, in accordance with ASC 323-10-35. See Note 12 for impairment expense recorded during the years ended December 31, 2020, 2021 and 2022.

Exhibitor Services Agreement

As previously discussed, the Company’s domestic theatres are part of the in-theatre digital network operated by NCM, the terms of which are defined in the ESA. NCM provides advertising to its theatres through its branded “Noovie” pre-show entertainment program and also handles lobby promotions and displays for the Company’s theatres. The Company receives a monthly theatre access fee for participation in the NCM network and also earns screen advertising or screen rental revenue on a per patron basis. Effective September 17, 2019, the Company signed an amendment to the ESA, under which the Company will provide incremental advertising time to NCM, and extended the term through February 2041. At the time of the amendment, the Company determined that the amended ESA met the definition of a lease under ASC Topic 842. The Company leases nonconsecutive periods of use of its domestic theatre screens to NCM for purposes of showing third party advertising content. The lease, which is classified as an operating lease, generally requires variable lease payments based on the number of patrons attending the showtimes during which such advertising is shown. The lease agreement is considered short-term due to the fact that the nonconsecutive periods of use, or advertising time slots, are set on a weekly basis. The revenues earned under the ESA are reflected in other revenue on the consolidated income statements.

The recognition of revenue related to the NCM screen advertising advances will continue to be recorded on a straight-line basis over the new term of the amended ESA through February 2041.

	Year Ended December 31,
Remaining Maturity	2023	2024	2025	2026	2027	Thereafter	Total
NCM screen advertising advances (1)	$9.8	10.5	11.2	12.0	12.8	281.9	$338.2
(1)
Amounts are net of the estimated interest to be accrued for the periods presented.

Significant Financing Component

As noted above, the Company received approximately $174.0 in cash consideration from NCM at the time of NCMI’s IPO and also periodically receives consideration in the form of common units (discussed at Common Unit Adjustments above) from NCM in exchange for exclusive access to the Company’s newly opened domestic screens under the ESA. Due to the significant length of time between receiving the consideration from NCM and fulfillment of the related performance obligation, the ESA includes an implied significant financing component, as per the guidance in ASC Topic 606. The interest expense was calculated using the Company’s incremental borrowing rates at the time the cash and each tranche of common units were received from NCM, which ranged from 4.4% to 8.3%. Effective September 17, 2019, upon the Company’s evaluation and determination that ASC Topic 842 applies to the amended ESA, the Company determined it acceptable to apply the significant financing component guidance from ASC Topic 606 by analogy as the economic substance of the agreement represents a financing arrangement.

Summary Financial Information for NCM

The tables below present summary financial information for NCM for its fiscal periods indicated:

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 30, 2021	December 29, 2022
Revenue	$89.9	$114.6	$249.2
Operating income (loss)	$(59.7)	$(68.6)	$10.9
Net loss	$(115.8)	$(134.6)	$(69.8)

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

	As of	As of
	December 30, 2021	December 29, 2022
Current assets	$114.6	$148.6
Noncurrent assets	$658.4	$628.2
Current liabilities	$66.8	$97.5
Noncurrent liabilities	$1,114.7	$1,161.6
Members' deficit	$(408.5)	$(482.3)

10.
OTHER INVESTMENTS

Below is a summary of activity for each of the Company’s other investments for the periods indicated:

	DCIP	AC JV, LLC	DCDC	FE Concepts	Other (1)	Total
Balance at January 1, 2020	$124.7	$5.0	$3.2	$19.5	$2.9	$155.3
Equity in loss	(24.6)	(1.3)	(1.0)	(1.2)	—	(28.1)
Cash contributions	0.1	—	—	—	—	0.1
Cash distributions received	(10.4)	—	(0.9)	—	—	(11.3)
Non-cash distribution received (2)	(89.8)	—	—	—	—	(89.8)
Other (3)	—	—	—	—	(2.4)	(2.4)
Balance at December 31, 2020	—	3.7	1.3	18.3	0.5	23.8
Equity in income	—	—	0.5	1.0	—	1.5
Other (1)	—	—	—	—	(0.1)	(0.1)
Balance at December 31, 2021	$—	$3.7	$1.8	$19.3	$0.4	$25.2
Equity in income	—	3.4	—	1.2	—	4.6
Cash distributions received	—	(2.9)	—	(4.0)	—	(6.9)
Other (1)	—	—	—	—	(0.3)	(0.3)
Balance at December 31, 2022	$—	$4.2	$1.8	$16.5	$0.1	$22.6
(1)
Consists primarily of mark-to-market adjustment on an investment in marketable securities.
(2)
Consists of projectors distributed to the Company from DCIP as discussed below.
(3)
Consists primarily of the impairment of a cost method investment in the year ended December 31, 2020 and mark-to-market adjustment on an investment in marketable securities.

Digital Cinema Implementation Partners LLC (“DCIP”)

On February 12, 2007, the Company, AMC and Regal (the “Exhibitors”) entered into a joint venture known as DCIP to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. DCIP also entered into long-term Digital Cinema Deployment Agreements (“DCDAs”) with six major motion picture studios pursuant to which Kasima LLC, one of DCIP’s subsidiaries, received a virtual print fee ("VPF") each time the studio booked a film or certain other content on the leased digital projection systems. The DCDAs were set to end on the earlier of (i) the tenth anniversary of the "mean deployment date" for all digital projection systems scheduled to be deployed over a period of up to five years, or (ii) the date DCIP achieves "cost recoupment", each as defined in the DCDAs. Cost recoupment occurred when revenues attributable to the digital projection systems exceed the financing, deployment, administration and other costs associated with the purchase of the digital projection systems. The DCDA’s expired in October 2021. Pursuant to the operating agreement between the Exhibitors and DCIP, DCIP began to distribute excess cash generated from their operations to the Exhibitors during 2019. As the DCDA’s have expired and the MELA (as defined below) between the Company and Kasima has been terminated, as discussed below, DCIP and its subsidiaries no longer have regular operations, and a final distribution of $3.7 was made to the Company in July 2022.

Below is summary financial information for DCIP as of and for the periods indicated:

	Year Ended December 31,
	2020	2021	2022 (1)
Revenue	$30.6	$54.4	$1.0
Operating income (loss)	$(105.7)	$43.1	$(0.9)
Net income (loss)	$(114.2)	$45.3	$(1.1)

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

	As of
	December 31, 2021	December 31, 2022 (1)
Current assets	$22.9	$0.3
Current liabilities	$11.6	$—
Members' equity (deficit)	$11.3	$0.3

(1) DCIP ceased operations at the end of the second quarter of 2022.

Distribution of Digital Projectors from DCIP

Through October 31, 2020, the Company leased digital projection systems under a master equipment lease agreement (“MELA”) with Kasima. The Company amended this MELA effective November 1, 2020, which resulted in the termination of the MELA and a lease termination fee paid by the Company through October 2021. Upon termination of the MELA, DCIP distributed the digital projection equipment to the Company.

The Company accounted for the lease termination and projector distribution during the year ended December 31, 2020 as follows:

•
The Company wrote off the operating lease right of use assets and lease liabilities of $7.5 and $14.1, respectively, and recorded a gain of $6.6 in gain (loss) on sale of assets and other.
•
The Company recorded a lease termination liability of $4.2 and a corresponding loss in gain (loss) on sale of assets and other. The lease termination payments were paid in full during the year ended December 31, 2021.
•
The Company recorded the fair value of the projectors received from DCIP of $102.7 as equipment, with a corresponding reduction in its investment in DCIP of $89.8 and a $12.9 non-cash distribution reflected in non-cash distributions from DCIP on each of Holdings’ and CUSA’s consolidated statements of loss.

In accordance with ASC 323-10-35, since the non-cash distribution exceeded the book value of its investment in DCIP, the Company suspended equity method accounting.

Cash distributions prior to the suspension of equity method accounting were recorded as a reduction of the Company's investment in DCIP during the year ended December 31, 2020. Additional distributions received after the suspension of equity method accounting were recorded as cash distributions from DCIP on each of Holdings’ and CUSA’s consolidated statement of loss for the year ended December 31, 2021. The investment in DCIP on the consolidated balance sheets of Holdings’ and CUSA as of December 31, 2021 and 2022 was $0. DCIP ceased operations at the end of the second quarter of 2022.

Summary of DCIP Transactions

In addition to the activity presented in the other investments table above, the Company had the following transactions with DCIP during the periods indicated:

	Year Ended December 31,
	2020	2021	2022
Equipment lease payments (1)(2)	$1.7	$—	$—
Warranty reimbursements from DCIP (2)	$(7.0)	$(0.8)	$—
Management services fees (2)	$0.2	$—	$—
Cash distributions from DCIP (3)	$10.4	$13.1	$3.7
Non-cash distributions from DCIP (4)	$12.9	$—	$—
(1)
Excludes lease termination payments of $0.7 and $3.9 made during the years ended December 31, 2020 and 2021, respectively. See discussion of MELA termination at Distribution of Digital Projectors above.
(2)
Amounts reflected in utilities and other costs on the consolidated statements of loss of Holdings and CUSA.
(3)
Recorded as a reduction in the Company's investment in DCIP for the year ended December 31, 2020. Recorded in cash distributions from DCIP on the consolidated statements of loss of Holdings and CUSA for the years ended December 31, 2021 and 2022. See discussion at Distribution of Projectors from DCIP above.
(4)
Recorded as non-cash distributions from DCIP on each of Holdings’ and CUSA’s consolidated statements loss. See discussion at Distribution of Projectors from DCIP above.

AC JV, LLC

During December 2013, the Company, Regal, AMC (the “AC Founding Members”) and NCM entered into a series of agreements that resulted in the formation of AC JV, LLC (“AC”), a joint venture that owns “Fathom Events” (consisting of Fathom Events and Fathom Consumer Events) formerly operated by NCM. The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

operators to provide additional programs to augment their feature film schedule. The Company paid event fees to AC of $3.7, $6.2 and $13.3 for the years ended December 31, 2020, 2021 and 2022, respectively, which are included in film rentals and advertising costs on the consolidated statements of loss of Holdings and CUSA. Also, the Company received cash distributions of $2.9 during the year ended December 31, 2022, which were recorded as a reduction in the Company’s investment in AC. The Company accounts for its investment in AC under the equity method of accounting.

Digital Cinema Distribution Coalition

The Company is a party to a joint venture with certain exhibitors and distributors called Digital Cinema Distribution Coalition (“DCDC”). DCDC operates a satellite distribution network that distributes all digital content to U.S. theatres via satellite. The Company has an approximate 14.6% ownership in DCDC. The Company paid approximately $0.4, $0.6 and $0.5 to DCDC during the years ended December 31, 2020, 2021 and 2022, respectively, related to content delivery services, which is included in film rentals and advertising costs on the consolidated statements loss of Holdings and CUSA. The Company accounts for its investment in DCDC under the equity method of accounting.

FE Concepts, LLC

During April 2018, the Company, through its wholly-owned indirect subsidiary CNMK Texas Properties, LLC (“CNMK”), formed a joint venture, FE Concepts, LLC (“FE Concepts”) with AWSR Investments, LLC (“AWSR”), an entity owned by Lee Roy Mitchell and Tandy Mitchell. In December of 2019, FE Concepts opened a family entertainment center that offers bowling, gaming, movies and other amenities. The Company and AWSR each invested approximately $20 and each have a 50% voting interest in FE Concepts. The Company accounts for its investment in FE Concepts under the equity method of accounting. The Company has a theatre services agreement with FE Concepts under which it receives service fees for providing film booking and equipment monitoring services for the facility. The Company recorded $0, $0.1 and $0.1 of related service fees during the years ended December 31, 2020, 2021 and 2022, respectively. During the year ended December 31, 2022, the Company received cash distributions of $4.0 from FE Concepts. The cash distributions received were recorded as a reduction of the Company’s investment in FE Concepts.

Additional Considerations

Each of these equity investees were adversely impacted by the COVID-19 pandemic. However, their performance has generally recovered in line with the exhibition industry. The Company performed a qualitative impairment analysis for these equity investments during the fourth quarter of 2020, 2021 and 2022. Based on the analysis performed, no impairment was recorded for the years ended December 31, 2020, 2021 and 2022.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

11.
GOODWILL AND INTANGIBLE ASSETS, NET

The Company’s goodwill was as follows for the periods presented:

	U.S. Operating Segment	International Operating Segment	Total
Balance at December 31, 2020 (1)	$1,182.9	$71.0	$1,253.9
Foreign currency translation adjustments	—	(5.1)	(5.1)
Balance at December 31, 2021 (1)	$1,182.9	$65.9	$1,248.8
Foreign currency translation adjustments	—	2.1	2.1
Balance at December 31, 2022 (1)	$1,182.9	$68.0	$1,250.9
(1)
Balances are presented net of accumulated impairment losses of $214.0 for the U.S. operating segment and $43.8 for the international operating segment.

Intangible assets activity and balances consisted of the following for the periods indicated:

	Balance at January 1, 2021	Additions (1)	Amortization	Other (2)	Balance at December 31, 2021
Intangible assets with finite lives:
Gross carrying amount	$82.4	$—	$—	$(0.7)	$81.7
Accumulated amortization	(68.4)	—	(2.6)		(71.0)
Total intangible assets with finite lives, net	$14.0	$—	$(2.6)	$(0.7)	$10.7
Intangible assets with indefinite lives:
Tradename and other	300.2	0.1	—	(0.2)	300.1
Total intangible assets, net	$314.2	$0.1	$(2.6)	$(0.9)	$310.8

	Balance at January 1, 2022	Additions (1)	Amortization	Other (3)	Balance at December 31, 2022
Intangible assets with finite lives:
Gross carrying amount	$81.7	$—	$—	$(4.0)	$77.7
Accumulated amortization	(71.0)	—	(2.4)	0.2	(73.2)
Total intangible assets with finite lives, net	$10.7	$—	$(2.4)	$(3.8)	$4.5
Intangible assets with indefinite lives:
Tradename and other	300.1	—	—	—	300.1
Total intangible assets, net	$310.8	$—	$(2.4)	$(3.8)	$304.6
(1)
Amount represents licenses acquired to sell alcoholic beverages for certain locations.
(2)
Includes foreign currency translation adjustments and an impairment recorded for a theatre leasehold interest in Brazil during 2021. See Note 12 for discussion of impairment evaluations performed during the year ended December 31, 2021.
(3)
Includes foreign currency translation adjustments and an impairment recorded for a U.S. intangible asset during 2022. See Note 12 for discussion of impairment evaluations performed during the year ended December 31, 2022.

Estimated aggregate future amortization expense for intangible assets is as follows:

Year ended December 31, 2023	$2.0
Year ended December 31, 2024	2.0
Year ended December 31, 2025	0.4
Year ended December 31, 2026	0.1
Year ended December 31, 2027	—
Total	$4.5

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

12.
IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS

The Company reviews for impairment indicators related to its long-lived assets on a quarterly basis and goodwill on an annual basis or whenever events or changes in circumstances indicate the carrying amount of those assets may not be fully recoverable. The following table is a summary of the evaluations performed during 2022 by asset classification.

Asset	Impairment	Valuation	Valuation
Category	Test	Approach	Multiple
First and second quarters
Goodwill	Qualitative	N/A	N/A
Tradename intangible assets	Qualitative	N/A	N/A
Other long-lived assets	Qualitative	N/A	N/A

Third quarter
Goodwill	Qualitative	N/A	N/A
Tradename intangible assets	Qualitative	N/A	N/A
Other long-lived assets	Qualitative	Market	2.2 to 6 times

Fourth quarter
Goodwill	Quantitative	Market and Income	2.2 to 7 times
Tradename intangible assets	Quantitative	Income	N/A
Other long-lived assets	Quantitative	Market	2.2 to 6 times

See Note 1 for a discussion of the Company’s impairment policy and a description of qualitative and quantitative impairment assessments.

Below is a summary of impairment charges for the periods indicated:

	Year Ended
	December 31,
	2020	2021	2022
U.S. segment
Theatre properties	$12.4	$6.4	$19.7
Theatre operating lease right-of-use assets	13.2	6.8	34.0
Investment in NCM (1)	92.7	—	113.2
Other	2.5	—	3.9
U.S. total	120.8	13.2	170.8

International segment
Theatre properties	10.0	4.0	2.2
Theatre operating lease right-of-use assets	5.0	3.2	1.1
Goodwill	16.1	—	—
Intangible assets, net	0.8	0.4	—
International total	31.9	7.6	3.3

Total impairment	$152.7	$20.8	$174.1
(1)
See discussion at Fair Value of NCM Investment in Note 9.

For the years ended December 31, 2020, 2021 and 2022, impairment charges were primarily due to the prolonged impact of the COVID-19 pandemic, as discussed in Note 3. Additionally, impairment charges recorded for the year ended December 31, 2022 reflected the recovery levels and the impact on estimated cash flows for specific assets.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

13.
ACCRUED OTHER CURRENT LIABILITIES

Accrued other current liabilities consisted of the following as of the periods presented:

	December 31,
	2021	2022
Gift card liability (1)	$54.5	$64.5
Subscription membership program liability (1)	40.1	58.4
Discount vouchers (SuperSavers) liability (1)	34.8	32.8
Accrued lease payable (2)	31.9	0.8
Other (3)	63.7	43.9
Total	$225.0	$200.4
(1)
See discussion at Revenue Recognition Policy in Note 5.
(2)
See discussion at Lease Deferrals and Abatements in Note 4.
(3)
The only difference between accrued other current liabilities for Holdings, as presented above, and CUSA is an additional $0.6 and $0.3 in other as of December 31, 2021 and 2022, respectively.
14.
LONG-TERM DEBT

Long-term debt of Holdings and CUSA consisted of the following for the periods presented:

	December 31,
	2021	2022
Cinemark Holdings, Inc. 4.50% convertible senior notes due 2025	$460.0	$460.0
Cinemark USA, Inc. term loan due 2025	633.1	626.5
Cinemark USA, Inc. 8.75% senior secured notes due 2025	250.0	250.0
Cinemark USA, Inc. 5.875% senior notes due 2026	405.0	405.0
Cinemark USA, Inc. 5.25% senior notes due 2028	765.0	765.0
Other	30.2	10.1
Total long-term debt carrying value (1)	2,543.3	2,516.6
Less: Current portion	24.3	10.7
Less: Debt issuance costs, net of accumulated amortization (1)	42.7	31.9
Long-term debt, less current portion, net of unamortized debt issuance costs (1)	$2,476.3	$2,474.0

(1) The only differences between the long-term debt for Holdings, as presented above, and the long-term debt for CUSA are the $460.0 million 4.50% Convertible Senior Notes due 2025 and the related debt issuance costs. The following table sets forth, as of the periods indicated, the total long-term debt carrying value, current portion of long-term debt and debt issuance costs, net of amortization for CUSA:

	December 31,
	2021	2022
Total long-term debt carrying value	2,083.3	2,056.6
Less: Current portion	24.3	10.7
Less: Debt issuance costs, net of accumulated amortization	30.3	22.9
Long-term debt, less current portion, net of unamortized debt issuance costs	$2,028.7	$2,023.0

Fair Value of Long Term Debt

The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35. The carrying value of the Company’s long term debt as of December 31, 2021 and 2022 is shown in the table above. The table below presents the fair value of the Company's long-term debt as of the periods presented:

	As of
	December 31, 2021	December 31, 2022
Holdings fair value (1)	$2,749.8	$2,210.5
CUSA fair value	$2,058.0	$1,771.3
(1)
The fair value of the 4.50% convertible senior notes was $691.9 and $439.2 as of December 31, 2021 and
2022, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

4.50% Convertible Senior Notes

On August 21, 2020, Holdings issued $460.0 aggregate principal amount of 4.50% convertible senior notes due 2025 (the “4.50% Convertible Senior Notes”). The 4.50% Convertible Senior Notes will mature on August 15, 2025, unless earlier repurchased or converted in accordance with the indenture. Interest on the 4.50% Convertible Senior Notes is payable on February 15 and August 15 of each year.

Holders of the 4.50% Convertible Senior Notes may convert their 4.50% Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding May 15, 2025 only under the following circumstances: (1) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Holdings’ common stock and the conversion rate on each such trading day; (2) if Holdings distributes to all or substantially all stockholders (i) rights options or warrants entitling them to purchase shares at a discount to the recent average trading price of Holdings’ common stock (including due to a stockholder rights plan) or (ii) Holdings’ assets or securities or rights, options or warrants to purchase the same with a per share value exceeding 10% of the trading price of Holdings’ stock, (3) upon the occurrence of specified corporate events as described further in the indenture, or (4) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of Holdings’ common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to $18.66 per share (130% of the initial conversion price of $14.35 per share), on each applicable trading day. Beginning May 15, 2025, holders may convert their 4.50% Convertible Senior Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion of the 4.50% Convertible Senior Notes, Holdings will pay or deliver cash, shares of Holdings’ common stock or a combination of cash and shares of Holdings’ common stock, at Holdings’ election.

The initial conversion rate is 69.6767 shares of Holdings’ common stock per one thousand dollars principal amount of the 4.50% Convertible Senior Notes. The conversion rate is subject to adjustment upon the occurrence of certain events. If a make-whole fundamental change as defined in the indenture governing the 4.50% Convertible Senior Notes occurs prior to the maturity date, Holdings will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 4.50% Convertible Senior Notes in connection with such make-whole fundamental change.

The 4.50% Convertible Senior Notes are effectively subordinated to any of Holdings’, or its subsidiaries’, existing and future secured debt to the extent of the value of the assets securing such indebtedness, including obligations under the Credit Agreement. The 4.50% Convertible Senior Notes are structurally subordinated to all existing and future debt and other liabilities of our subsidiaries, including trade payables, and including CUSA’s 5.125% Senior Notes, 4.875% Senior Notes and the 8.75% Secured Notes, or, collectively, CUSA’s senior notes (but excluding all obligations under the Credit Agreement which are guaranteed by Holdings). The 4.50% Convertible Senior Notes rank equally in right of payment with all of Holdings’ existing and future unsubordinated debt, including all obligations under the Credit Agreement, which such Credit Agreement is guaranteed by Holdings, and senior in right of payment to any future debt that is expressly subordinated in right of payment to the 4.50% Convertible Senior Notes. The 4.50% Convertible Notes are not guaranteed by any of Holdings’ subsidiaries.

Concurrently with the issuance of the 4.50% Convertible Senior Notes, Holdings entered into privately negotiated convertible note hedge transactions (the “Hedge Transactions”) with one or more of the initial purchasers of the 4.50% Convertible Senior Notes or their respective affiliates (the “Option Counterparties”). The Hedge Transactions cover the number of shares of Holdings’ common stock that will initially underlie the aggregate amount of the 4.50% Convertible Senior Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 4.50% Convertible Senior Notes. The Hedge Transactions are generally expected to reduce potential dilution to Holdings’ common stock upon any conversion of the 4.50% Convertible Senior Notes and/or offset any cash payments Holdings may be required to make in excess of the principal amount of converted 4.50% Convertible Senior Notes, as the case may be. Concurrently with entering into the Hedge Transactions, Holdings also entered into separate privately negotiated warrant transactions with Option Counterparties whereby it sold to Option Counterparties warrants to purchase (subject to the net share settlement provisions set forth therein) up to the same number of shares of Holdings’ common stock, subject to customary anti-dilution adjustments (the “Warrant Transactions”). The warrants could separately have a dilutive effect to the extent that the market value per share of Holdings’ common

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

stock exceeds the strike price of the warrants on the applicable expiration dates unless, subject to the terms of the warrants, Holdings elects to cash settle the warrants. The exercise price of the warrants is initially $22.08 and is subject to certain adjustments under the terms of the warrants. Holdings received $89.4 in cash proceeds from the Warrant Transactions, which were used along with proceeds from the 4.50% Convertible Senior Notes, to pay approximately $142.1 to enter into the Hedge Transactions.

Together, the Hedge Transactions and the Warrants are intended to reduce the potential dilution from the conversion of the 4.50% Convertible Senior Notes. The Hedge Transactions and Warrants are recorded in equity and are not accounted for as derivatives, in accordance with applicable accounting guidance.

Senior Secured Credit Facility

CUSA has a senior secured credit facility that includes a $700.0 term loan and a $100.0 revolving line of credit (the “Credit Agreement”).

Under the amended Credit Agreement, quarterly principal payments of $1.6 are due on the term loan through December 31, 2024, with a final principal payment of $613.4 due on March 29, 2025.

Interest on the term loan accrues at CUSA’s option at: (A) the base rate equal to the greater of (1) the US “Prime Rate” as quoted in The Wall Street Journal or if no such rate is quoted therein, in a Federal Reserve Board statistical release, (2) the federal funds effective rate plus 0.50%, and (3) a one-month Eurodollar-based rate plus 1.0%, plus, in each case, a margin of 0.75% per annum, or (B) a Eurodollar-based rate for a period of 1, 2, 3, 6, 9 or 12 months plus a margin of 1.75% per annum.

Interest on the revolving line of credit accrues, at CUSA’s option, at: (A) a base rate equal to the greater of (1) the US “Prime Rate” as quoted in The Wall Street Journal or if no such rate is quoted therein, in a Federal Reserve Board statistical release, (2) the federal funds effective rate plus 0.50%, and (3) a one-month Eurodollar-based rate plus 1.0%, plus, in each case, a margin that ranges from 0.50% to 1.25% per annum, or (B) a Eurodollar-based rate for a period of 1, 2, 3, 6, 9 or 12 months plus a margin that ranges from 1.50% to 2.25% per annum. The margin of the revolving credit line is determined by the consolidated net senior secured leverage ratio as defined in the Credit Agreement. As of December 31, 2022, the applicable margin was 1.75%, however, there were no borrowing outstanding under the revolving line of credit.

As of December 31, 2022, there was $626.5 outstanding under the term loan. The average interest rate on outstanding term loan borrowings under the Credit Agreement at December 31, 2022 was approximately 4.5% per annum, after giving effect to the interest rate swaps discussed below.

CUSA’s obligations under the Credit Agreement are guaranteed by Holding and certain of CUSA’s domestic subsidiaries and are secured by mortgages on certain fee and leasehold properties and security interests in substantially all of CUSA’s and the guarantors’ personal property, including, without limitation, pledges of all of CUSA’s capital stock, all of the capital stock of certain of CUSA’s domestic subsidiaries and 65% of the voting stock of certain of its foreign subsidiaries.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on CUSA’s ability, and in certain instances, its subsidiaries’ and Holdings’ ability, to consolidate or merge or liquidate, wind up or dissolve; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends or repurchase stock; and make capital expenditures and investments. If CUSA has borrowings outstanding on the revolving line of credit, it is required to keep a consolidated net senior secured leverage ratio, as defined in the Credit Agreement, not to exceed 4.25 to 1. CUSA’s actual ratio as of December 31, 2022 was 2.5 to 1. See discussion below regarding recent covenant waivers.

The dividend restriction contained in the Credit Agreement prevents Holdings and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) Holdings is not in default, and the distribution would not cause CUSA to be in default, under the Credit Agreement; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the Holdings board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Holdings or Cinemark as common equity since December 18, 2012, (b) CUSA’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Credit Agreement, and (c) certain other defined amounts (collectively the “Applicable Amount”). As of December 31, 2022, CUSA, Inc. could have distributed up to approximately $2,850 to its parent company and sole stockholder, Holdings.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

On April 17, 2020, in conjunction with the issuance of the 8.75% Secured Notes discussed below, CUSA obtained a waiver of the leverage covenant, which applies when amounts are outstanding under the revolving line of credit, from the majority of revolving lenders under the Credit Agreement for the fiscal quarters ending September 30, 2020 and December 31, 2020. The waiver was subject to certain liquidity thresholds, restrictions on investments and the use of the Applicable Amount.

On August 21, 2020, in conjunction with the issuance by Holdings of the 4.50% Convertible Senior Notes, CUSA further amended the waiver of the leverage covenant through the fiscal quarter ending September 30, 2021. The amendment also (i) modified the leverage covenant calculation beginning with the calculation for the trailing twelve-month period ended December 31, 2021, (ii) for purposes of testing the consolidated net senior secured leverage ratio for the fiscal quarters ending on December 31, 2021, March 31, 2022 and June 30, 2022, permitted substitution of Consolidated EBITDA for the first three fiscal quarters of 2019 in lieu of Consolidated EBITDA for the corresponding fiscal quarters of 2021, (iii) modified the restrictions imposed by the covenant waiver, and (iv) makes such other changes to permit the issuance of the 4.50% Convertible Senior Notes discussed below. The ratio for the period ended December 31, 2022 was calculated using actual Consolidated EBITDA for the trailing twelve month period.

On June 15, 2021, in conjunction with the issuance of the 5.25% Senior Notes discussed below, the Credit Agreement was amended to, among other things, extend the maturity of the revolving credit line from November 28, 2022 to November 28, 2024. CUSA incurred debt issuance costs of approximately $0.5 in connection with the extension of the revolving line of credit, which are recorded as a reduction of long-term debt on the consolidated balance sheet.

5.875% Senior Notes

On March 16, 2021, CUSA issued $405.0 aggregate principal amount of 5.875% senior notes due 2026, at par value (the “5.875% Senior Notes”). Proceeds, after payment of fees, were used to fund a cash tender offer to purchase any and all of CUSA’s 5.125% Senior Notes (the “5.125% Senior Notes”) and to redeem any of the 5.125% Senior Notes that remained outstanding after the tender offer. See further discussion of the tender offer below. Interest on the 5.875% Senior Notes is payable on March 15 and September 15 of each year. The 5.875% Senior Notes mature on March 15, 2026. CUSA incurred debt issuance costs of approximately $6.0 in connection with the issuance, which are recorded as a reduction of long-term debt on the consolidated balance sheet.

The 5.875% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of CUSA’s subsidiaries that guarantee, assume or become liable with respect to any of CUSA’s or a guarantor’s debt. The 5.875% Senior Notes and the guarantees are senior unsecured obligations and rank equally in right of payment with all of CUSA’s and its guarantor’s existing and future senior debt and are senior in right of payment to all of CUSA’s and its guarantors’ existing and future senior subordinated debt. The 5.875% Senior Notes and the guarantees are effectively subordinated to all of CUSA’s and its guarantor’s existing and future secured debt to the extent of the value of the collateral securing such debt, including all borrowings under CUSA’s amended senior secured credit facility. The 5.875% Senior Notes and the guarantees are structurally subordinated to all existing and future debt and other liabilities of CUSA’s subsidiaries that do not guarantee the 5.875% Senior Notes.

The indenture to the 5.875% Senior Notes contains covenants that limit, among other things, the ability of CUSA and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. Upon a change of control, as defined in the indenture, CUSA would be required to make an offer to repurchase the 5.875% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 5.875% Senior Notes allows CUSA to incur additional indebtedness if we satisfy the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Cinemark USA, Inc. may redeem up to 40% of the aggregate principal amount of the 5.875% Senior Notes from the net proceeds of certain equity offerings at the redemption price set forth in the indenture.

5.25% Senior Notes

On June 15, 2021, CUSA issued $765.0 aggregate principal amount of 5.25% senior notes due 2028, at par value (the “5.25% Senior Notes”). Proceeds, after payment of fees, were used to redeem all of CUSA’s 4.875% $755.0 aggregate principal amount of Senior Notes due 2023 (the “4.875% Senior Notes”). Interest on the 5.25% Senior Notes is payable on January 15 and July 15 of each year, beginning January 15, 2022. The 5.25% Senior Notes mature on July 15, 2028. CUSA incurred debt issuance costs of approximately $10.7 in connection with the issuance, which are recorded as a reduction of long-term debt on the consolidated balance sheet.

The 5.25% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of CUSA’s subsidiaries that guarantee, assume or become liable with respect to any of CUSA’s or a guarantor’s debt. The 5.25% Senior Notes and the guarantees will be CUSA’s and the guarantors’ senior unsecured obligations and (i) rank equally in right of payment to CUSA’s and the guarantors’ existing and future senior debt, including borrowings under CUSA’s Credit Agreement (as defined below) and CUSA’s existing senior notes, (ii) rank senior in right of payment to CUSA’s and the guarantors’ future subordinated debt, (iii) are effectively subordinated to all of CUSA’s and the guarantors’ existing and future secured debt, including all obligations under the Credit Agreement and CUSA’s 8.75% senior secured notes due 2025, in each case to the extent of the value of the collateral securing such debt, (iv) are structurally subordinated to all existing and future debt and other liabilities of CUSA’s non-guarantor subsidiaries, and (v) are structurally senior to the 4.50% convertible senior notes due 2025 issued by Holdings.

The indenture to the 5.25% Senior Notes contains covenants that limit, among other things, the ability of CUSA and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. Upon a change of control, as defined in the indenture, CUSA would be required to make an offer to repurchase the 5.25% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 5.25% Senior Notes allows CUSA to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances.

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

8.75% Secured Notes

On April 20, 2020, CUSA issued $250.0 in aggregate principal amount of 8.75% senior secured notes due 2025 (the “8.75% Secured Notes”). The 8.75% Secured Notes will mature on May 1, 2025. Interest on the 8.75% Secured Notes is payable on May 1 and November 1 of each year.

The 8.75% Secured Notes are fully and unconditionally guaranteed on a joint and several senior basis by certain of CUSA’s subsidiaries that guarantee, assume or in any other manner become liable with respect to any of CUSA’s or its guarantors’ other debt. If CUSA cannot make payments on the 8.75% Secured Notes when they are due, CUSA’s guarantors must make them instead. Under certain circumstances, the guarantees may be released without action by, or the consent of, the holders of the 8.75% Secured Notes.

The indenture governing the 8.75% Secured Notes contains covenants that limit, among other things, the ability of CUSA and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. Upon a change of control, as defined in the indenture governing the 8.75% Secured Notes, CUSA would be required to make an offer to repurchase the 8.75% Secured Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 8.75% Secured Notes allows CUSA to incur additional indebtedness if it satisfies a coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances.

4.875% Senior Notes

On May 21, 2021, Cinemark USA, Inc. issued a conditional notice of optional redemption to redeem the $755.0 outstanding principal amount of the 4.875% Senior Notes. In connection therewith, CUSA deposited with Wells Fargo Bank, N.A., as Trustee for the 4.875% Senior Notes (the “Trustee”), funds sufficient to redeem all 4.875% Senior Notes remaining outstanding on June 21, 2021 (the “Redemption Date”). The redemption payment (the “Redemption Payment”) included $755.0 of outstanding principal at the redemption price equal to 100% of the principal amount plus accrued and unpaid interest thereon to the Redemption Date. Upon deposit of the Redemption Payment with the Trustee on June 15, 2021, the indenture governing the 4.875% Senior Notes was fully satisfied and discharged.

The Company recorded a loss on extinguishment of debt of $3.9, which included the write-off of $3.3 of unamortized debt issuance costs and the payment of $0.6 in legal fees during the year ended December 31, 2021.

5.125% Senior Notes

On March 16, 2021, CUSA completed a tender offer to purchase its previously outstanding 5.125% Senior Notes, of which $334.0 was tendered at the expiration of the offer. On March 16, 2021, CUSA also issued a notice of optional redemption to redeem the remaining $66.0 principal amount of the 5.125% Senior Notes. In connection therewith, CUSA deposited with Wells Fargo Bank, N.A., as Trustee for the 5.125% Senior Notes (the “Trustee”), funds sufficient to redeem all 5.125% Notes remaining outstanding on April 15, 2021 (the “Redemption Date”). The redemption payment (the “Redemption Payment”) included $66.0 of outstanding principal at the redemption price equal to 100% of the principal amount plus accrued and unpaid interest thereon to the Redemption Date. Upon deposit of the Redemption Payment with the Trustee on March 16, 2021, the indenture governing the 5.125% Senior Notes was fully satisfied and discharged.

The Company recorded a loss on extinguishment of debt of $2.6 during the year ended December 31, 2021, which included the write-off of $1.2 of unamortized debt issuance costs and the payment of $1.4 in tender and legal fees

Additional Borrowings of International Subsidiaries

During the years ended December 31, 2020 and 2021, certain of the CUSA’s international subsidiaries borrowed an aggregate of $35.8 under various local bank loans, with original maturity dates ranging between November 2022 and January 2029. During the year ended December 31, 2022, the Company repaid $21.5 of these bank loans. Below is a summary of loans outstanding as of December 31, 2022:

	Loan Balances as of	Interest Rates as of
Loan Description(s)	December 31, 2022	December 31, 2022	Covenants	Maturity
Peru loans	$2.4	1.0% to 4.8%	Negative covenants	June and December 2023
Brazil loans	$7.7	4.0% to 8.1%	Negative covenants	October 2023 and January 2029
Total	$10.1

Additionally, a subsidiary of the Company deposited cash into a collateral account to support the issuance of letters of credit to the lenders for certain of the international loans noted above. The total amount on deposit as of December 31, 2022 was $10.8 and is considered restricted cash.

Covenant Compliance

The indentures governing the 5.875% Senior Notes, the 5.25% Senior Notes and the 8.750% Secured Notes ("the indentures") contain covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock,

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2022, Cinemark USA, Inc. could have distributed up to approximately $3,140 to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indentures, subject to its available cash and other borrowing restrictions outlined in the indentures. Upon a change of control, as defined in the indentures, Cinemark USA, Inc. would be required to make an offer to repurchase the 5.875% Senior Notes, the 5.25% Senior Notes and the 8.750% Secured Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indentures allow Cinemark USA, Inc. to incur additional indebtedness if we satisfy the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2022 was 2.9 to 1.

See discussion of dividend restrictions and the consolidated net senior secured leverage ratio under the Credit Agreement at Senior Secured Credit Facility above.

As of December 31, 2022, the Company believes it was in full financial compliance with all agreements, including related covenants, governing its outstanding debt.

Debt Maturity

Holdings' long-term debt, excluding unamortized debt issuance costs, at December 31, 2022 matures as follows:

2023	$10.7
2024	7.7
2025	1,324.5
2026	406.1
2027	1.1
Thereafter	766.5
Total (1)	$2,516.6
(1)
The only difference between the long-term debt maturity payments for Holdings, as presented above, and those for CUSA is the $460.0 repayment of Holdings’ 4.50% Convertible Senior Notes in 2025.

Interest Rate Swap Agreements

Effective March 31, 2020, CUSA amended and extended its three then existing interest rate swap agreements and entered into a fourth interest rate swap agreement, all of which are used to hedge a portion of the interest rate risk associated with the variable interest rates on the Company’s term loan debt and qualify for cash flow hedge accounting. Upon amending the interest rate swap agreements effective March 31, 2020, CUSA determined that the interest payments hedged with the agreements were still probable to occur, therefore the loss that accumulated on the swaps prior to the amendments of $29.4 was amortized to interest expense through December 31, 2022, the original maturity dates of the swaps. Approximately $3.3, $4.5 and $4.5 was recorded in amortization of accumulated losses for amended swaps in the consolidated income statement for the years ended December 31, 2020, 2021 and 2022, respectively. The fourth swap agreement effective March 31, 2020 expired on March 31, 2022.

The fair values of the interest rate swaps are recorded on the Company’s consolidated balance sheets as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive loss. The changes in fair value are reclassified from accumulated other comprehensive loss into earnings in the same period that the hedged items affect earnings. The valuation technique used to determine fair value is the income approach and under this approach, the Company uses projected future interest rates as provided by counterparty to the interest rate swap agreement and the fixed rates that the Company is obligated to pay under the agreement. Therefore, the Company’s measurements use significant unobservable inputs, which fall in Level 2 of the U.S. GAAP hierarchy as defined by FASB ASC Topic 820-10-35. The Company is assessing the impact of reference rate reform, as well as the impact of ASU 2020-04, ASU 2021-01 and ASU 2022-06, on the Company's interest rate swaps. See further discussion at Note 2.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Below is a summary of the Company’s interest rate swap agreements designated as cash flow hedges as of December 31, 2022:

					Estimated
					Fair Value at
Notional					December 31,
Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	2022 (1)
$0.1	December 31, 2018	2.12%	1-Month LIBOR	December 31, 2024	$6.3
$0.2	December 31, 2018	2.12%	1-Month LIBOR	December 31, 2024	8.0
$0.1	December 31, 2018	2.19%	1-Month LIBOR	December 31, 2024	6.1
				Total	$20.4
(1)
Approximately $12.2 of the total is included in prepaid expenses and other and $8.2 is included in deferred charges on the consolidated balance sheet as of December 31, 2022.

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

Level 2 – other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

Level 3 – unobservable and should be used to measure fair value to the extent that observable inputs are not available.

Below is a summary of liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of the periods presented:

	As of	Carrying	Fair Value
Description	December 31,	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities (1)	2021	$14.6	$—	$14.6	$—

Interest rate swap assets (1)	2022	$20.4	$—	$20.4	$—

(1) See further discussion of interest rate swaps at Note 14.

The Company also uses the market and income approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 1 and Note 12). Additionally, the Company uses the market approach to estimate the fair value of its long-term debt (see Note 14). There were no changes in valuation techniques during the period. There were no transfers in or out of Level 1, Level 2 or Level 3 during the years ended December 31, 2020, 2021 and 2022.

16.
FOREIGN CURRENCY TRANSLATION

The accumulated other comprehensive loss account in Holdings’ stockholders’ equity of $394.5 and $353.2 and CUSA’s stockholder’s equity of $397.0 and $356.3, each at December 31, 2021 and 2022, respectively, each primarily includes cumulative foreign currency net losses of $394.5 and $389.8, at December 31, 2021 and 2022, from translating the financial statements of the Company’s international subsidiaries and the cumulative changes in fair value of the interest rate swap agreements that are designated as hedges.

As of December 31, 2022, all foreign countries where the Company has operations are non-highly inflationary, other than Argentina. In non-highly inflationary countries, the local currency is the same as the functional currency and any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss. The Company deemed Argentina to be highly inflationary beginning July 1, 2018. A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The financial information of the Company’s Argentina subsidiaries has been remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective beginning July 1, 2018.

Below is a summary of the impact of translating the financial statements of the Company’s international subsidiaries for the periods presented.

				Other Comprehensive
				Income (Loss)
	Exchange Rate as of December 31,			Year Ended December 31,
Country	2020	2021	2022	2020	2021	2022
Brazil	5.20	5.57	5.29	$(42.7)	$(4.7)	$2.7
Colombia	3,432.50	3,981.16	4,810.19	(2.2)	(0.1)	—
Chile	714.14	852.02	852.00	1.2	(10.9)	0.3
Peru	3.65	4.02	3.81	(3.4)	(2.8)	1.3
All other				(0.5)	(0.3)	0.3
				$(47.6)	$(18.8)	$4.6

As noted above, beginning July 1, 2018, Argentina was deemed highly inflationary. The impact of translating Argentina’s financial results to U.S. dollars, subsequent to June 30, 2018, has been recorded in foreign currency exchange gain (loss) on the Company’s consolidated statements of loss. A foreign currency exchange gain of $1.2, $0.2, and $8.5 was recorded for the years ended December 31, 2020, 2021 and 2022, respectively.

17.
NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in subsidiaries of the Company were as follows as of the periods presented:

	December 31,
	2021	2022
Cinemark Partners II	$8.0	$7.7
Laredo Theatres	2.0	0.2
Greeley Ltd.	1.1	0.9
Other	0.5	0.5
Total	$11.6	$9.3

There were no changes in the Company’s ownership interest in its subsidiaries during the years ended December 31, 2020, 2021 and 2022.

18.
CAPITAL STOCK

Common Stock - Holdings

Common stockholders are entitled to vote on all matters submitted to a vote of the Holdings’ stockholders. Subject to the rights of holders of any then outstanding shares of Holdings’ preferred stock, Holdings’ common stockholders are entitled to dividends declared by Holdings’ board of directors. The shares of the Holdings’ common stock are not subject to any redemption provisions. Holdings has no issued and outstanding shares of preferred stock.

Holdings’ ability to pay dividends is effectively limited by its status as a holding company and the terms of CUSA’s indentures and senior secured credit facility, which also significantly restricts the ability of certain of CUSA’s subsidiaries to pay dividends directly or indirectly to Holdings. See Note 14 for discussion of restrictions contained within the debt agreements of CUSA.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Treasury Stock - Holdings

Treasury stock represents shares of common stock repurchased by Holdings and not yet retired. Holdings has applied the cost method in recording its treasury shares. Below is a summary of Holdings’ treasury stock activity for the years ended December 31, 2020, 2021 and 2022.

	Number of Treasury Shares	Cost
Balance at January 1, 2020	4.71	$81.6
Restricted stock withholdings (1)	0.27	5.4
Restricted stock forfeitures (2)	0.07	—
Balance at December 31, 2020	5.05	$87.0
Restricted stock withholdings (1)	0.24	4.1
Restricted stock forfeitures (2)	0.06	—
Balance at December 31, 2021	5.35	$91.1
Restricted stock withholdings (1)	0.26	4.3
Restricted stock forfeitures (2)	0.07	—
Balance at December 31, 2022	5.68	$95.4
(1)
Holdings withheld shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting in restricted stock and restricted stock units. Holdings determined the number of shares to be withheld based upon market values of the common stock of Holdings on the vest dates. Below is a summary of the range of market values per share on the vest dates for the years indicated:

	Year Ended December 31,
	2020	2021	2022
Market Values	$8.03 to $32.12	$15.21 to $24.14	$12.11 to $18.33
(2)
Holdings repurchased forfeited restricted shares at a cost of $0.001 per share in accordance with the 2017 Omnibus Plan.

As of December 31, 2022, Holdings had no plans to retire any shares of its treasury stock.

Common and Preferred Stock - CUSA

CUSA has 1.5 shares (in thousands) of Class A common stock and 182.6 shares (in thousands) of Class B common stock outstanding, all of which are held by Holdings. Holders of Class A common stock have exclusive voting rights. Holders of Class B common stock have no voting rights except upon any proposed amendments to the articles of incorporation. However, they may convert their Class B common stock, at their option, to Class A common stock. In the event of any liquidation, holders of the Class A and Class B common stock will be entitled to their pro-rata share of assets remaining after any holders of preferred stock have received their preferential amounts based on their respective shares held.

CUSA has 1.0 shares of preferred stock, $1.00 par value, authorized with none issued or outstanding. The rights and preferences of preferred stock will be determined by the CUSA Board of Directors at the time of issuance.

CUSA’s ability to pay dividends is effectively limited by the terms of its indentures and its senior secured credit facility, which also significantly restricts the ability of certain of CUSA’s subsidiaries to pay dividends directly or indirectly to it. See Note 14 for a discussion of restrictions contained within CUSA’s debt agreements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Restricted Stock

Below is a summary of restricted stock activity for the years ended December 31, 2020, 2021 and 2022:

	Year Ended		Year Ended		Year Ended
	December 31, 2020		December 31, 2021		December 31, 2022
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1	0.78	$37.53	1.43	$21.11	1.99	$21.73
Granted	1.55	$17.68	1.24	$21.91	0.88	$16.40
Vested	(0.83)	$29.30	(0.62)	$20.92	(0.95)	$19.13
Forfeited	(0.07)	$30.72	(0.06)	$18.96	(0.07)	$18.91
Outstanding at December 31	1.43	$21.11	1.99	$21.73	1.85	$20.64

During the year ended December 31, 2022, Holdings granted 0.88 shares of its restricted stock to certain CUSA employees and to Holdings’ directors. The fair value of the restricted stock granted was determined based on the market value of the Holdings’ common stock on the grant dates, which ranged $13.36 to $17.07 per share for the 2022 grants. The Company assumed forfeiture rates ranging from 0% to 12% for the restricted stock awards granted in 2022. The restricted stock granted to employees vests over periods ranging from one to three years based on continued service. The recipients of restricted stock are entitled to receive non-forfeitable dividends to the extent they are declared by Holdings and to vote their respective shares, however, the sale and transfer of the restricted stock is prohibited during the restriction period.

Below is a summary of restricted stock award activity recorded for the periods indicated.

	Year Ended December 31,
	2020	2021	2022
Compensation expense recognized during the period
CUSA employees (1)	$14.6	$22.0	$14.8
Holdings directors	0.9	0.9	1.0
Total recognized by Holdings	$15.5	$22.9	$15.8

Fair value of vested restricted stock held by:
CUSA employees	$16.5	$9.7	$15.3
Holdings directors	0.4	1.3	0.6
Holdings total	$16.9	$11.0	$15.9

Income tax benefit recognized upon vesting of restricted stock awards held by:
CUSA employees	$5.5	$0.8	$2.7
Holdings directors	0.1	0.3	0.1
Holdings total income tax benefit	$5.6	$1.1	$2.8
(1)
The former CEO of Holdings retired on December 31, 2021, and all of his outstanding unvested shares vested upon his retirement in accordance with his employment agreement. The Company recorded incremental compensation expense of $4.3 related to the accelerated vesting of these awards during the year ended December 31, 2021.

As of December 31, 2022, the estimated remaining unrecognized compensation expense related to the unvested restricted stock awards was as follows:

Estimated
Remaining
Expense
CUSA employees (1)	$19.6
Holdings directors	0.5
Total remaining - Holdings (1)	$20.1

(1) The weighted average period over which this remaining compensation expense will be recognized by both Holdings and CUSA is approximately 1.8 years.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Restricted Stock Units

Holdings granted performance awards in the form of RSUs in 2020 and 2022. Based upon the terms of the award agreements, the restricted stock units vest based on a combination of financial performance factors and continued service.

The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity and vest on a prorata basis according to the IRR achieved by the Company during the performance period. At the time of the restricted stock unit grants, the Company assumes the financial performance target will be reached for the defined measurement period in determining the amount of compensation expense to record for such grants. If and when additional information becomes available to indicate that something other than the target level will be achieved, the Company adjusts compensation expense on a prospective basis over the remaining service period.

Grantees of restricted stock units are eligible to receive a ratable portion of the common stock issuable if the achievement of the performance goals is within the targets previously noted. All restricted stock units granted will be paid in the form of Holdings’ common stock if the participant continues to provide services through the third anniversary of the respective grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments from the grant date to the extent declared by Holdings if, and at the time, the restricted stock unit awards vest.

2022 awards - During the year ended December 31, 2022, Holdings granted performance awards in the form of restricted stock units. The maximum number of shares issuable under the performance awards is 0.8 shares of Holdings’ common stock. The grant date fair value for the units issued during the year ended December 31, 2022 was determined based on the closing price of Holdings’ common stock on the date of grant, which was $16.65 per share. The financial performance metrics are based upon the achievement of pre-established criteria that consists of revenue and consolidated cash flows as defined in the award agreement. Based upon the terms of the award agreement, RSUs vest based on a combination of performance factors and continued service. The performance measurement period for the financial performance metrics is one year, and there is an additional two-year service requirement. Below is a summary of the performance metrics and measurement period for these performance awards:

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Performance Measurement Period	One year with an additional service requirement to the third anniversary of the date of grant
Maximum Performance Target Level	175% of target award
Percentage of maximum restricted stock units that vest if performance metrics meet the target level	29%
Percentage of maximum restricted stock units that vest if performance metrics for one-year period at target	57%
Percentage of maximum restricted stock units that vest if performance metrics are at the maximum	100%
Most likely performance metrics outcome estimated to be achieved at the time restricted stock units were issued	Target level
Most likely performance metrics outcome based on updated performance expectations	Maximum performance level
Assumed forfeiture rate for restricted stock unit awards	5%

2019 and 2020 awards - During the years ended December 31, 2019 and 2020, Holdings granted performance awards in the form of restricted stock units. representing hypothetical shares of Holdings’ common stock to certain CUSA employees. Below is a summary of the restricted stock units granted for the periods indicated:

	Year Ended December 31,
	2019	2020
Number of restricted stock units granted during the period	0.31	0.44
Grant date fair value	$36.77	$32.12
Estimated forfeiture rates	5%	5%

The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) for a two-year measurement period, as defined in the award agreement, based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments (as defined in the restricted stock unit award agreement).

During the year ended December 31, 2021, the Compensation Committee of Holdings’ Board of Directors (“Compensation Committee”) evaluated the impact of the COVID-19 pandemic on the performance metric used for the restricted stock unit awards granted during 2019 and 2020 and determined that the COVID-19 pandemic significantly impacted Holdings’ ability to meet the performance metric. The Compensation Committee made a discretionary decision to certify the vest of the 2019 and 2020 restricted stock unit awards at target based upon the unforeseen, external circumstances that were beyond management’s control, the projected macroeconomic conditions through 2021 and beyond, and the uncertain timing as to the recovery of the Company’s industry. The requirement to satisfy the applicable service period under the restricted stock unit awards was not changed. In addition, the Compensation Committee determined that it would not be appropriate to issue performance awards during 2021 due to the aforementioned macroeconomic conditions and industry recovery. In lieu of restricted stock units, the Compensation Committee granted restricted stock with a four-year vest period.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Below is a summary of restricted stock unit activity for the periods presented:

	Year Ended December 31,
	2020	2021	2022
Number of restricted stock unit awards that vested during the period	0.21	0.23	0.10
Fair value of restricted stock unit awards that vested during the period	$5.1	$4.1	$1.7
Accumulated dividends paid upon vesting of restricted stock unit awards	$0.9	$0.1	$0.3
Compensation expense recognized during the period (1)	$3.9	$6.4	$5.7
Income tax benefit related to stock unit awards	$0.8	$0.7	$—
(1)
The former CEO of Holdings retired on December 31, 2021 and all of his outstanding unvested restricted stock units vested upon his retirement in accordance with his employment agreement. Holdings recorded incremental compensation expense of $2.4 related to the accelerated vesting of these awards during the year ended December 31, 2021.

As of December 31, 2022, the estimated remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $10.4. The weighted average period over which this remaining compensation expense will be recognized is approximately 1.8 years. As of December 31, 2022, Holdings had restricted stock units outstanding that represented a total of 1.0 hypothetical shares of common stock, net of estimated forfeitures, reflecting certified performance levels for restricted stock units granted during 2019 and 2020 and the maximum performance level for the 2022 grant.

19.
SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows:

	Year Ended December 31,
	2020	2021	2022
Cash paid for interest by Holdings (1)	$102.9	$108.2	$140.7
Cash paid for interest by CUSA	$102.9	$87.8	$109.1
Cash paid (refunds received) for income taxes, net	$(116.9)	$(136.5)	$4.6
Cash deposited in (transferred from) restricted accounts (2)	$13.8	$11.9	$(14.9)
Noncash operating activities:
Interest expense - NCM (see Note 9)	$(23.6)	$(23.6)	$(23.2)
Noncash investing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (3)	$(13.3)	$20.1	$(3.8)
Theatre properties acquired under finance leases	$—	$0.7	$—
Theatre properties acquired as distribution from equity investee (see Note 10)	$102.7	$—	$—
Investment in NCM – receipt of common units (see Note 9)	$3.6	$10.2	$1.3
Noncash financing activities:
Accrual for dividends on unvested restricted stock unit awards	$(0.3)	$—	$—
(1)
Includes the cash interest paid by CUSA
(2)
Represents cash deposited in a collateral account during the period to support the issuance of letters of credit to lenders, net of returned deposits from such accounts upon the repayment of related debt. See further discussion in Note 14.
(3)
Additions to theatre properties and equipment included in accounts payable as of December 31, 2021 and 2022 were $8.2 and $12.0, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

20.
INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted in response to the global COVID-19 pandemic. The CARES Act allowed corporate taxpayers to carry back operating losses generated in 2018, 2019 and 2020. As a result of the impact of the COVID-19 pandemic on the Company’s business, it generated significant net operating losses during the years ended December 31, 2020 and December 31, 2021. The Company carried back 2020 losses and recorded tax benefits of $187.5 related to the NOL carryback provision, which included tax benefits of $185.2 attributable to CUSA.

Holdings

The provision for federal and foreign income tax expense for continuing operations of Holdings consisted of the following:

	Year Ended December 31,
	2020	2021	2022
(Loss) income before income taxes:
U.S.	$(784.2)	$(389.2)	$(286.9)
Foreign	(143.1)	(49.8)	21.9
Total	$(927.3)	$(439.0)	$(265.0)

Current and deferred income taxes for Holdings were as follows:

	Year Ended December 31,
	2020	2021	2022
Current:
Federal	$(271.2)	$4.0	$1.9
Foreign	0.4	0.8	9.2
State	0.3	1.0	1.2
Total current expense	(270.5)	5.8	12.3
Deferred:
Federal	$(50.5)	$(20.2)	$(2.7)
Foreign	13.3	0.4	(2.4)
State	(1.7)	(2.8)	(4.2)
Total deferred taxes	(38.9)	(22.6)	(9.3)
Income taxes	$(309.4)	$(16.8)	$3.0

A reconciliation between Holdings’ income tax expense and taxes computed by applying the applicable statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2020	2021	2022
Computed statutory tax expense	$(194.7)	$(92.2)	$(55.7)
State and local income taxes, net of federal income tax impact	(1.2)	(1.4)	(2.2)
Changes in valuation allowance	46.7	76.3	60.6
Foreign tax rate differential	(6.6)	(4.5)	1.3
Foreign tax credits	—	—	(4.0)
Impacts related to COVID-19 pandemic (1)	(187.5)	—	—
Changes in uncertain tax positions	24.9	7.5	1.6
Other, net	9.0	(2.5)	1.4
Income taxes	$(309.4)	$(16.8)	$3.0
(1)
The amount for the year ended December 31, 2020 includes benefits of a rate differential on earnings of $123.0, tax losses with respect to investments in foreign subsidiaries and a write down of certain intercompany receivables associated with the Company’s foreign subsidiaries of $135.6, offset by a tax charge for the remeasurement of deferred taxes and tax attributes of $49.9 and dislodged foreign tax credits not benefited of $21.2.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

CUSA

The provision for federal and foreign income tax expense for continuing operations of CUSA consisted of the following:

	Year Ended December 31,
	2020	2021	2022
(Loss) income before income taxes:
U.S.	$(767.8)	$(362.6)	$(263.7)
Foreign	(143.1)	(49.8)	21.9
Total	$(910.9)	$(412.4)	$(241.8)

Current and deferred income taxes for CUSA were as follows:

	Year Ended December 31,
	2020	2021	2022
Current:
Federal	(264.9)	4.0	1.9
Foreign	0.4	0.8	9.2
State	0.3	1.0	1.2
Total current expense	(264.2)	5.8	12.3
Deferred:
Federal	(50.9)	(36.7)	(16.2)
Foreign	13.2	0.4	(2.4)
State	(1.7)	(1.8)	(6.8)
Total deferred taxes	(39.4)	(38.1)	(25.4)
Income taxes	(303.6)	(32.3)	(13.1)

A reconciliation between CUSA’s income tax expense and taxes computed by applying the applicable statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2020	2021	2022
Computed statutory tax expense	$(191.3)	$(86.6)	$(50.8)
State and local income taxes, net of federal income tax impact	(1.2)	(0.7)	(4.2)
Changes in valuation allowance	46.7	54.3	41.8
Foreign tax rate differential	(6.6)	(4.5)	1.3
Foreign tax credits	—	—	(4.0)
Impacts related to COVID-19 pandemic (1)	(185.1)	—	-
Changes in uncertain tax positions	24.9	5.7	1.6
Other, net	9.0	(0.5)	1.2
Income taxes	$(303.6)	$(32.3)	$(13.1)
1)
The amount for the year ended December 31, 2020 includes benefits of a rate differential on earnings of $120.7, tax losses with respect to investments in foreign subsidiaries and a write down of certain intercompany receivables associated with the Company’s foreign subsidiaries of $135.6, offset by a tax charge for the remeasurement of deferred taxes and tax attributes of $49.9 and dislodged foreign tax credits not benefited of $21.2.

As of December 31, 2022, the Company will not indefinitely reinvest $4.3 of accumulated undistributed earnings and profits of certain of its foreign subsidiaries. As of December 31, 2022, the Company had approximately $112.5 of accumulated undistributed earnings and profits which it considers to be indefinitely reinvested. Of this indefinitely reinvested amount, approximately $159.3 was subject to the one-time transition tax pursuant to the 2017 Tax Cuts and Jobs Act. Additional tax due on the repatriation of these previously-taxed earnings would generally be foreign withholding and U.S. state income taxes. The Company does not intend to repatriate these offshore earnings and profits, and therefore has not recorded any deferred taxes on such earnings. The Company considers any excess of the amount for financial reporting over the tax basis of its investment in these foreign subsidiaries to be indefinitely reinvested. At this time, the determination of deferred tax liabilities on this amount is not practicable.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Deferred Income Taxes

Holdings

The tax effects of significant temporary differences and tax loss and tax credit carryforwards comprising the net long-term deferred income tax liabilities for Holdings as of the periods presented consisted of the following:

	December 31,
	2021	2022
Deferred liabilities:
Theatre properties and equipment	$100.5	$76.9
Finance lease assets	19.6	16.0
Operating lease right-of-use assets	288.2	274.3
Intangible asset – other	45.6	49.6
Intangible asset – tradenames	71.9	68.9
Investment in partnerships	16.1	—
Total deferred liabilities	541.9	485.7
Deferred assets:
Deferred revenue – NCM and Other	87.7	82.6
Prepaid rent	3.4	4.1
Gift Cards	8.3	8.8
Investment in partnerships	—	5.2
Operating lease obligations	304.5	296.1
Finance lease obligations	25.6	21.6
Tax impact of items in accumulated other comprehensive income and additional paid-in-capital	33.0	16.4
Restricted stock	5.5	5.1
Accrued expenses	4.3	3.7
Other tax loss carryforwards	124.6	126.1
Other tax credit and attribute carryforwards	155.0	193.5
Other expenses, not currently deductible for tax purposes	14.3	14.9
Total deferred assets	766.2	778.1
Net deferred income tax (asset) liability before valuation allowance	(224.3)	(292.4)
Valuation allowance against deferred assets – non-current	264.1	326.1
Net deferred income tax liability	$39.8	$33.7
Net deferred tax (asset) liability – Foreign	$6.7	$4.7
Net deferred tax liability – U.S.	33.1	29.0
Total	$39.8	$33.7

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

CUSA

The tax effects of significant temporary differences and tax loss and tax credit carryforwards comprising the net long-term deferred income tax liabilities for CUSA as of the periods presented consisted of the following:

	December 31,
	2021	2022
Deferred liabilities:
Theatre properties and equipment	$100.5	$76.7
Finance lease assets	19.6	15.9
Operating lease right-of-use assets	288.2	273.9
Intangible asset – other	45.6	49.5
Intangible asset – tradenames	71.9	68.8
Investment in partnerships	16.1	—
Tax impact of items in accumulated other comprehensive income and additional paid-in-capital	—	5.3
Total deferred liabilities	541.9	490.1
Deferred assets:
Deferred revenue – NCM and Other	87.7	82.4
Prepaid rent	3.4	4.1
Gift Cards	8.3	8.8
Investment in partnerships	—	5.2
Operating lease obligations	304.5	295.6
Finance lease obligations	25.6	21.6
Tax impact of items in accumulated other comprehensive income and additional paid-in-capital	4.4	—
Restricted stock	5.4	4.9
Accrued expenses	4.3	3.7
Other tax loss carryforwards	121.6	122.0
Other tax credit and attribute carryforwards	145.5	174.1
Other expenses, not currently deductible for tax purposes	14.3	14.8
Total deferred assets	725.0	737.2
Net deferred income tax (asset) liability before valuation allowance	(183.1)	(247.1)
Valuation allowance against deferred assets – non-current	240.9	283.2
Net deferred income tax liability	$57.8	$36.1
Net deferred tax (asset) liability – Foreign	$6.8	$4.7
Net deferred tax liability – U.S.	51.0	31.4
Total	$57.8	$36.1

The Company generated net operating losses in 2021 as a result of COVID-19 and such losses will be carried forward. As noted previously, net operating losses generated in 2020 were carried back to earlier years. Most of the state and all foreign jurisdictions in which the Company operates, however, only allow for net operating losses to be carried forward with varying expiration dates. Federal net operating losses have an indefinite carryforward period. Foreign net operating losses have varying carryforward periods with some being indefinite. Similarly, state net operating losses have varying carryforward periods with some being indefinite. Foreign tax credits have a 10 year carryforward period. A majority of our foreign tax credit carryforwards expire in 2023, 2026 and 2027, with the remainder expiring in future periods.

The Company assesses the likelihood that it will be able to recover its deferred tax assets against future sources of taxable income and reduces the carrying amounts of deferred tax assets by recording a valuation allowance, if, based on all available evidence, the Company believes it is more likely than not that all or a portion of such assets will not be realized. During the year ended December 31, 2022 the Company continued to generate pre-tax losses and remained in a three-year cumulative pre-tax loss. Consistent with December 31, 2021, this is heavily weighted as objectively verifiable negative evidence. As a result, the Company is unable to include future projected earnings in assessing the recoverability of its deferred tax assets.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

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

The Company’s valuation allowance changed from $264.1 as of December 31, 2021 to $326.1 as of December 31, 2022 (see Note 24). CUSA’s valuation allowance changed from $240.9 as of December 31, 2021 to $283.2 as of December 31, 2022 (see Note 24). The increase relates to certain deferred tax assets for which ultimate realization is uncertain. The valuation allowance associated with these deferred tax assets is primarily a result of not having sufficient income from deferred tax liability reversals in future periods to support the realization of the deferred tax assets. When the Company begins to generate taxable income at a normal level, the Company expects to reverse the valuation allowances with an offsetting increase to reported earnings.

Uncertain Tax Positions

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for Holdings for the periods presented:

	Year Ended December 31,
	2020	2021	2022
Balance at January 1,	$10.2	$46.5	$55.9
Gross increases - tax positions in prior periods	32.4	7.7	—
Gross decreases - tax positions in prior periods	(0.1)	(1.6)	(0.2)
Gross increases - current period tax positions	4.0	3.4	0.1
Settlements	—	(0.1)	—
Balance at December 31,	$46.5	$55.9	$55.8

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for CUSA for the periods presented:

	Year Ended December 31,
	2020	2021	2022
Balance at January 1,	$10.2	$46.5	$54.0
Gross increases - tax positions in prior periods	32.4	5.8	—
Gross decreases - tax positions in prior periods	(0.1)	(1.6)	(0.2)
Gross increases - current period tax positions	4.0	3.4	0.1
Settlements	—	(0.1)	—
Balance at December 31,	$46.5	$54.0	$53.9

Holdings had $62.5 and $64.3 of unrecognized tax benefits, including interest and penalties, as of December 31, 2021 and 2022, respectively. Of these amounts, $62.5 and $64.3 represent the amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate for the years ended December 31, 2021 and 2022, respectively. CUSA had $60.6 and $62.5 of unrecognized tax benefits, including interest and penalties, as of December 31, 2021 and 2022, respectively. Of these amounts, $60.6 and $62.5 represent the amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate for the years ended December 31, 2021 and 2022, respectively. Holdings and CUSA had $6.6 and $8.5 accrued for interest and penalties as of December 31, 2021 and 2022, respectively.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The Company is no longer subject to income tax audits from the Internal Revenue Service for years before 2018. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2018. The Company is no longer subject to non-U.S. income tax examinations by tax authorities in its major non-U.S. tax jurisdictions for years before 2007.
The Company is currently under IRS audit for tax years 2019 and 2020 and is under audit in the non-U.S. tax jurisdiction of Brazil.

21.
COMMITMENTS AND CONTINGENCIES

Employment Agreements — As of December 31, 2022, the Company had employment agreements with Sean Gamble, Melissa Thomas, Valmir Fernandes and Michael Cavalier. These employment agreements are subject to automatic extensions for a one year period, unless the employment agreements are terminated. The base salaries stipulated in the employment agreements are subject to review at least annually during the term of the agreements for increase (but not decrease) by the Company’s Compensation Committee. Management personnel subject to these employment agreements are eligible to receive annual cash incentive bonuses upon the Company meeting certain performance targets established by the Compensation Committee.

Retirement Savings Plan — The Company has a 401(k) retirement savings plan (“401(k) Plan”) for the benefit of all eligible U.S. based employees and makes discretionary matching contributions as determined annually in accordance with the 401(k) Plan. Employer matching contribution payments of $2.1 and $5.7 were made during the years ended December 31, 2021 and 2022, respectively. A liability of approximately $0.2 was recorded as of December 31, 2022 for employer contribution payments to be made in 2023 for the remaining amounts owed for plan year 2022.

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

22.
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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

allocate its resources. The Company does not report total assets by segment because that information is not used to evaluate the performance or allocate resources between segments.

Holdings revenue, Adjusted EBITDA and capital expenditures by reportable operating segment

The following table is a breakdown of selected financial information by reportable operating segment for Holdings for the periods presented:

	Year Ended December 31,
	2020	2021	2022
Revenue
U.S.	$559.2	$1,296.3	$1,977.9
International	129.4	216.9	484.5
Eliminations	(2.3)	(2.7)	(7.7)
Total Revenue	$686.3	$1,510.5	$2,454.7
Adjusted EBITDA (1)
U.S.	$(227.0)	$84.2	$255.7
International	(49.9)	(4.2)	80.8
Total Adjusted EBITDA	$(276.9)	$80.0	$336.5
Capital expenditures
U.S.	$64.0	$78.3	$87.2
International	19.9	17.2	23.5
Total capital expenditures	$83.9	$95.5	$110.7
(1)
Distributions from equity investees are reported entirely within the U.S. operating segment.

The following table sets forth a reconciliation of net loss to Adjusted EBITDA for Holdings for the periods presented:

	Year Ended December 31,
	2020	2021	2022
Net loss	$(617.9)	$(422.2)	$(268.0)
Add (deduct):
Income taxes	(309.4)	(16.8)	3.0
Interest expense (1)	129.9	149.7	155.3
Loss on extinguishment of debt	—	6.5	—
Other (income) expense (2)	62.4	43.5	23.6
Distributions from DCIP (3)	10.4	—	—
Other cash distributions from equity investees (4)	15.0	0.2	6.9
Non-cash distributions from DCIP (5)	(12.9)	—	—
Depreciation and amortization	259.8	265.4	238.2
Impairment of long-lived and other assets	152.7	20.8	174.1
(Gain) loss on disposal of assets and other	(8.9)	8.0	(6.8)
Restructuring charges	20.3	(1.0)	(0.5)
Non-cash rent expense	2.3	(3.4)	(10.8)
Share based awards compensation expense	19.4	29.3	21.5
Adjusted EBITDA	$(276.9)	$80.0	$336.5
(1)
Includes amortization of debt issuance costs and amortization of accumulated losses for amended swap agreements.
(2)
Includes interest income, foreign currency exchange loss, interest expense – NCM and equity in income (loss) of affiliates and excludes distributions from NCM and DCIP.
(3)
See discussion of cash distributions from DCIP, which were recorded as a reduction of the Company’s investment in DCIP for the year ended December 31, 2020, in Note 10. These distributions are reported entirely within the U.S. operating segment.
(4)
Reflects cash distributions received from equity investees, other than those from DCIP noted above, that were recorded as a reduction of the respective investment balances (see Notes 9 and 10). These distributions are reported entirely within the U.S. operating segment.
(5)
Reflects non-cash distribution of projectors from DCIP (see Note 10). These distributions are reported entirely within the U.S. operating segment.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Financial Information About Geographic Area

The following table sets forth a breakdown of select financial information for Holdings by geographic area for the periods presented:

	Year Ended December 31,
	2020	2021	2022
Revenue
U.S.	$559.2	$1,296.3	$1,977.9
Brazil	59.3	73.5	179.0
Other international countries	70.1	143.4	305.5
Eliminations	(2.3)	(2.7)	(7.7)
Total	$686.3	$1,510.5	$2,454.7

	As of December 31,
	2021	2022
Theatre properties and equipment, net
U.S.	$1,208.7	$1,075.3
Brazil	56.7	49.5
Other international countries	117.5	107.3
Total	$1,382.9	$1,232.1

23.
RELATED PARTY TRANSACTIONS

A subsidiary of the Company manages a theatre for Laredo Theatres, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell, our founder and a member of Holdings’ Board of Directors, owns, both directly and indirectly, approximately 8.5% of Holdings’ common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenue. The Company recorded $0.1, $0.4 and $0.6 of management fee revenue during the years ended December 31, 2020, 2021 and 2022, respectively. All such amounts are included in each of Holdings’ and CUSA’s consolidated financial statements with the intercompany amounts eliminated in consolidation. During the year ended December 31, 2022, cash distributions of $2.7 were paid to Lone Star Theatres, Inc. as required by the partnership agreement, which were recorded as a reduction of noncontrolling interests on each of Holdings’ and CUSA’s consolidated balance sheet.

Walter Hebert, Mr. Mitchell’s brother-in-law, previously served as the Executive Vice President – Purchasing of the Company and retired in July 2021. Mr. Hebert served as a consultant to the Company until July 2022. During the years ended December 31, 2021 and 2022, the Company paid Mr. Hebert $0.1 and $0.2 related to consulting services.

A subsidiary of the Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC to use, on occasion, a private aircraft owned by Copper Beech Capital, LLC. Copper Beech Capital, LLC is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech Capital, LLC the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip. The aggregate amount paid to Copper Beech Capital, LLC for the use of the aircraft was less than $0.1 for each of the years ended December 31, 2020, 2021 and 2022.

A subsidiary of the Company currently leases 12 theatres from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Holdings’ directors and is an officer of the general partner of Syufy. For the years ended December 31, 2020, 2021 and 2022, the Company paid total rent of approximately $23.8, $23.3 and $22.3, respectively, to Syufy. CUSA also provides digital equipment support to drive-in theatres owned by Syufy. The Company recorded management fees of approximately $0, $0.1 and $0 related to these services during the years ended December 31, 2020, 2021 and 2022, respectively.

A subsidiary of the Company has a 50% voting interest in FE Concepts, a joint venture with AWSR, an entity owned by Lee Roy Mitchell and Tandy Mitchell. FE Concepts operates a family entertainment center that offers

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

bowling, gaming, movies and other amenities. See Note 10 for further discussion. The Company has a theatre services agreement with FE Concepts under which the Company receives service fees for providing film booking and equipment monitoring services for the facility. The Company recorded services fees of approximately $0, $0.1 and $0.1 related to this agreement during the years ended December 31, 2020, 2021 and 2022, respectively. During the year ended December 31, 2022, the Company received cash distributions of $4.0 from FE Concepts.

24.
VALUATION AND QUALIFYING ACCOUNTS

Holdings’ valuation allowance for deferred tax assets, which includes CUSA’s valuation allowance for deferred tax assets, for the periods presented were as follows:

Valuation Allowance for Deferred Taxes
Balance at January 1, 2020	$60.4
Additions	144.2
Deductions	(1.0)
Balance at December 31, 2020	$203.6
Additions	69.1
Deductions	(4.3)
Currency translation	(4.3)
Balance at December 31, 2021	$264.1
Additions	67.0
Deductions	(5.3)
Currency translation	0.3
Balance at December 31, 2022	$326.1

CUSA’s valuation allowance for deferred tax assets for the periods presented were as follows:

Valuation Allowance for Deferred Taxes
Balance at January 1, 2020	$60.4
Additions	144.2
Deductions	(1.0)
Balance at December 31, 2020	$203.6
Additions	52.5
Deductions	(10.9)
Currency translation	(4.3)
Balance at December 31, 2021	$240.9
Additions	47.0
Deductions	(4.9)
Currency translation	0.2
Balance at December 31, 2022	$283.2

25.
SUBSEQUENT EVENTS

On February 17, 2023, the Company delivered a redemption notice to NCM pursuant to the redemption right under its operating agreement with NCM to redeem approximately 42.0 of the Company’s 43.7 common units in NCM in exchange for approximately 42.0 newly issued shares of NCMI common stock, with a redemption date of February 23, 2023 (the Redemption). Pursuant to the Redemption, in addition to the 42.0 common shares of NCMI, the Company continues to own 1.7 common units of NCM. The Company will have the same rights and level of influence through its ownership of NCMI common stock following the Redemption as it does through its previous ownership of common units in NCM and will continue to account for its investment in NCM under the equity method of accounting.

*****

SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF CINEMARK HOLDINGS, INC.

CINEMARK HOLDINGS, INC.

PARENT COMPANY BALANCE SHEETS

(in millions, except share data)

	December 31,	December 31,
	2021	2022
Assets
Cash and cash equivalents	$264.7	$247.2
Prepaid assets and other	—	0.6
Investment in subsidiaries	524.6	372.5
Total assets	$789.3	$620.3
Liabilities and equity
Liabilities
Accrued other current liabilities, including accounts payable to subsidiaries	$43.9	$61.5
Long-term debt	447.6	451.0
Other long-term liabilities	(25.1)	(2.4)
Total liabilities	466.4	510.1
Commitments and contingencies (see Note 6)
Equity
Common stock, $0.001 par value: 300,000,000 shares authorized, 125,100,993 shares issued and 119,750,882 shares outstanding at December 31, 2021 and 126,082,187 shares issued and 120,403,833 shares outstanding at December 31, 2022	0.1	0.1
Additional paid-in-capital	1,197.8	1,219.3
Treasury stock, 5,350,111 and 5,678,354 shares, at cost, at December 31, 2021 and December 31, 2022, respectively	(91.1)	(95.4)
Accumulated deficit	(389.4)	(660.6)
Accumulated other comprehensive loss	(394.5)	(353.2)
Total equity	322.9	110.2
Total liabilities and equity	$789.3	$620.3

The accompanying notes are an integral part of the condensed financial information of Cinemark Holdings Inc.

SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF CINEMARK HOLDINGS, INC., CONTINUED

CINEMARK HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF LOSS

(in millions)

	Year Ended December 31,
	2020	2021	2022
Revenue	$—	$—	$—
Cost of operations	2.2	2.6	2.9
Operating loss	(2.2)	(2.6)	(2.9)
Interest expense	(14.2)	(24.1)	(24.1)
Other income	0.1	0.1	3.8
Loss before income taxes and equity in loss of subsidiaries	(16.3)	(26.6)	(23.2)
Income taxes	5.7	5.7	(16.1)
Equity in loss of subsidiaries, net of taxes	(606.2)	(401.9)	(231.9)
Net loss	$(616.8)	$(422.8)	$(271.2)

The accompanying notes are an integral part of the condensed financial information of Cinemark Holdings, Inc.

SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF CINEMARK HOLDINGS, INC., CONTINUED

CINEMARK HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

	Year Ended December 31,
	2020	2021	2022
Net loss	$(616.8)	$(422.8)	$(271.2)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes of $3.5, $(0.7) and $(2.8), net of settlements	(14.3)	18.5	32.2
Foreign currency translation adjustments	(47.6)	(18.8)	4.6
Total other comprehensive (loss) income, net of tax	(61.9)	(0.3)	36.8
Comprehensive loss attributable to Cinemark Holdings, Inc.	$(678.7)	$(423.1)	$(234.4)

The accompanying notes are an integral part of the condensed financial information of Cinemark Holdings Inc.

SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF CINEMARK HOLDINGS, INC., CONTINUED

CINEMARK HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2020	2021	2022
Operating Activities
Net loss	$(616.8)	$(422.8)	$(271.2)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Share based awards compensation expense	0.9	0.9	1.0
Amortization of debt issuance costs	0.9	3.5	3.4
Equity in loss of subsidiaries	606.2	401.9	231.9
Changes in other assets and liabilities	19.0	10.5	21.7
Net cash provided by (used for) operating activities	10.2	(6.0)	(13.2)
Investing Activities
Dividends received from subsidiaries	42.0	—	—
Contributions to subsidiaries	—	(120.0)	—
Net cash provided by (used for) investing activities	42.0	(120.0)	—
Financing Activities
Dividends paid to stockholders	(42.3)	—	—
Proceeds from convertible notes issued	460.0	—	—
Payment of debt issuance costs	(17.1)	—	—
Purchase of convertible note hedges	(142.1)	—	—
Proceeds from warrants issued	89.4	—	—
Restricted stock withholdings for payroll taxes	(5.4)	(4.1)	(4.3)
Net cash provided by (used for) financing activities	342.5	(4.1)	(4.3)
Increase (decrease) in cash and cash equivalents	394.7	(130.1)	(17.5)
Cash and cash equivalents:
Beginning of period	0.1	394.8	264.7
End of period	$394.8	$264.7	$247.2

The accompanying notes are an integral part of the condensed financial information of Cinemark Holdings, Inc.

SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF CINEMARK HOLDINGS, INC., CONTINUED

CINEMARK HOLDINGS, INC.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

(in millions, except share and per share data)

1.
BASIS OF PRESENTATION

Cinemark Holdings, Inc. conducts substantially all of its operations through its subsidiaries. These statements should be read in conjunction with Cinemark Holdings Inc. and subsidiaries' consolidated financial statements and notes included elsewhere in this annual report on Form 10-K. There are significant restrictions over Cinemark Holdings, Inc.’s ability to obtain funds from its subsidiaries through dividends, loans or advances as contained in CUSA’s senior secured credit facility and the indentures to each of the 5.25% Senior Notes, the 5.875% Senior Notes and the 8.75% Secured Notes (collectively referred to herein as the “Notes”). These condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of Cinemark Holdings, Inc.’s subsidiaries under each of the debt agreements previously noted exceeds 25 percent of the consolidated net assets of Cinemark Holdings, Inc. As of December 31, 2022, the restricted net assets totaled approximately $332.0 million and $226.2 million under the senior secured credit facility and the Notes, respectively. See Note 14 to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

2.
DIVIDEND PAYMENTS

Below is a summary of dividends declared for the fiscal periods indicated.

			Amount per Share of	Total
Declaration Date	Record Date	Payable Date	Common Stock	Dividends (1)
2/21/2020	3/6/2020	3/20/2020	$0.36	$42.6
Total for year ended December 31, 2020			$0.36	$42.6
(1)
Of the dividends recorded during 2020, $0.3 were related to outstanding restricted stock units and are not paid until such units vest.
3.
DIVIDENDS AND DISTRIBUTIONS WITH SUBSIDIARIES

During the year ended December 31, 2020, Holdings received cash dividends of $42.0 million from its subsidiary, CUSA. During the year ended December 31, 2021, Holdings paid a distribution of $120.0 million to its subsidiary, CUSA.

4.
LONG-TERM DEBT

On August 21, 2020, Holdings issued $460.0 million aggregate principal amount of 4.50% Convertible Senior Notes, which will mature on August 15, 2025. Additionally, certain of Holdings’ subsidiaries have direct outstanding debt obligations. For a discussion of the debt obligations of Holdings, see Note 14 to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

5.
CAPITAL STOCK

Holdings’ capital stock along with its long-term incentive plan and related activity are discussed in Note 18 of the consolidated financial statements included elsewhere in this annual report on Form 10-K.

6.
COMMITMENTS AND CONTINGENCIES

Holdings has no direct commitments and contingencies, but its subsidiaries do. See Note 21 of the consolidated financial statements included elsewhere in this annual report on Form 10-K.

*****

UNAUDITED SUPPLEMENTAL SCHEDULES SPECIFIED BY THE SENIOR NOTES INDENTURES

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2022

(in millions)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$321.1	$106.2	$—	$427.3
Other current assets	357.1	(106.6)	(8.6)	241.9
Total current assets	678.2	(0.4)	(8.6)	669.2
Theatre properties and equipment, net	1,232.1	—	—	1,232.1
Operating lease right-of-use assets, net	1,102.7	—	—	1,102.7
Other assets	1,716.6	274.2	(371.5)	1,619.3
Total assets	$4,729.6	$273.8	$(380.1)	$4,623.3
Liabilities and equity
Current liabilities
Current portion of long-term debt	$10.7	$—	$—	$10.7
Current portion of operating lease obligations	219.3	—	—	219.3
Current portion of finance lease obligations	14.4	—	—	14.4
Current income tax payable	3.2	—	—	3.2
Accounts payable and accrued expenses	461.3	—	(8.6)	452.7
Total current liabilities	708.9	—	(8.6)	700.3
Long-term liabilities
Long-term debt, less current portion	2,287.5	—	(264.5)	2,023.0
Operating lease obligations, less current portion	970.6	—	—	970.6
Finance lease obligations, less current portion	88.0	—	—	88.0
Other long-term liabilities and deferrals	448.4	11.1	—	459.5
Total long-term liabilities	3,794.5	11.1	(264.5)	3,541.1
Commitments and contingencies
Equity	226.2	262.7	(107.0)	381.9
Total liabilities and equity	$4,729.6	$273.8	$(380.1)	$4,623.3

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF LOSS

YEAR ENDED DECEMBER 31, 2022

(in millions)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Revenue	$2,454.7	$—	$—	$2,454.7
Cost of operations
Theatre operating costs	1,961.9	—	—	1,961.9
General and administrative expenses	174.5	0.1	—	174.6
Depreciation and amortization	238.2	—	—	238.2
Impairment of long-lived assets	133.2	40.9	—	174.1
Restructuring costs	(0.5)	—	—	(0.5)
Loss on sale of assets and other	(6.8)		—	(6.8)
Total cost of operations	2,500.5	41.0	—	2,541.5
Operating loss	(45.8)	(41.0)	—	(86.8)
Interest expense	(134.1)	—	2.9	(131.2)
Equity in loss of affiliates	(7.7)	(1.6)	—	(9.3)
Cash distributions from DCIP	—	3.7	—	3.7
Interest expense - NCM	(23.2)	—	—	(23.2)
Other income	3.7	4.2	(2.9)	5.0
Total other expense	(161.3)	6.3	—	(155.0)
Loss before income taxes	(207.1)	(34.7)	—	(241.8)
Income tax benefit	(5.3)	(7.8)	—	(13.1)
Net loss	(201.8)	(26.9)	—	(228.7)
Less: Net income attributable to noncontrolling interests	3.2	—	—	3.2
Net loss attributable to Cinemark USA, Inc.	$(205.0)	$(26.9)	$—	$(231.9)

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

YEAR ENDED DECEMBER 31, 2022

(in millions)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Net loss	$(201.8)	$(26.9)	$—	$(228.7)
Other comprehensive income, net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes of $(3.4), net of settlements	31.6	—	—	31.6
Foreign currency translation adjustments	4.6	—	—	4.6
Total other comprehensive income, net of tax	36.2	—	—	36.2
Total comprehensive loss, net of tax	(165.6)	(26.9)	—	(192.5)
Comprehensive income attributable to noncontrolling interests	(3.2)	—	—	(3.2)
Comprehensive loss attributable to Cinemark USA, Inc.	$(168.8)	$(26.9)	$—	$(195.7)

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2022

(in millions)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Operating activities
Net loss	$(201.8)	$(26.9)	$—	$(228.7)
Adjustments to reconcile net loss to cash used for operating activities	359.3	49.3	—	408.6
Changes in assets and liabilities	(10.2)	(16.3)	—	(26.5)
Net cash provided by operating activities	147.3	6.1	—	153.4
Investing activities
Additions to theatre properties and equipment	(110.7)	—	—	(110.7)
Proceeds from sale of theatre properties and equipment and other	14.4	—	—	14.4
Net cash used for investing activities	(96.3)	—	—	(96.3)
Financing activities
Restricted stock withholdings for payroll taxes	(4.3)	—	—	(4.3)
Repayments on long-term debt	(28.1)	—	—	(28.1)
Payments on finance leases	(14.3)	—	—	(14.3)
Other	(5.5)	—	—	(5.5)
Net cash used for financing activities	(52.2)	—	—	(52.2)
Effect of exchange rate changes on cash and cash equivalents	(20.3)	—	—	(20.3)
Increase (decrease) in cash and cash equivalents	(21.5)	6.1	—	(15.4)
Cash and cash equivalents:
Beginning of year	342.6	100.1	—	442.7
End of year	$321.1	$106.2	$—	$427.3

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.