Form 10-Q
period 2023-03-31
Cinemark Holdings, Inc.; CINEMARK USA INC /TX
filed 2023-05-05
CIK 1385280, 885975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Cinemark Holdings, Inc. Yes ☒ No ☐

Cinemark USA, Inc. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Cinemark Holdings, Inc. Yes ☐ No ☒

Cinemark USA, Inc. Yes ☐ No ☒

As of April 28, 2023, 121,578,644 shares of common stock, $0.001 per value per share, of Cinemark Holdings, Inc. were issued and outstanding.

As of April 28, 2023, 1,500 shares of Class A common stock, $0.01 par value per share, and 182,648 shares of Class B common stock, no par value per share, of Cinemark USA, Inc. were outstanding and held by Cinemark Holdings, Inc.

Cinemark USA, Inc. meetS the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and IS therefore filing this form with reduced disclosure format pursuant to General Instructions (H)(2).

This combined Form 10-Q is separately filed by Holdings and CUSA. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants. When this Form 10-Q is incorporated by reference into any filings with the SEC made by Holdings or CUSA, as a registrant, the portions of this Form 10-Q that relate to the other registrant are not incorporated by reference therein.

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

You can identify forward-looking statements by the use of words such as “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. These statements are neither historical facts nor guarantees of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions and are, therefore, subject to risks, inherent uncertainties and other factors, some of which are beyond our control and difficult to predict. Such risks and uncertainties could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. For a description of our risk factors, please review the “Risk Factors” section or other sections of, or incorporated by reference to, the Company’s Annual Report on Form 10-K filed February 24, 2023. All forward-looking statements attributable to either Holdings or CUSA or persons acting on our behalf, are expressly qualified in their entirety by such risk factors. Forward-looking statements contained in this Form 10-Q reflect the views of Holdings and CUSA only as of the date of this Form 10-Q. Neither Holdings nor CUSA undertake any obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless the context otherwise requires, all references to “we,” “our,” “us,” "the Company” or “Cinemark” relate to Cinemark Holdings, Inc. and its consolidated subsidiaries, and all references to CUSA relate to Cinemark USA, Inc. and its consolidated subsidiaries. All references to Latin America relate to Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia and Paraguay.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data, unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$650.1	$674.5
Inventories	21.9	23.7
Accounts receivable	57.4	69.6
Current income tax receivable	45.9	45.1
Prepaid expenses and other	51.3	50.7
Total current assets	826.6	863.6
Theatre properties and equipment, net of accumulated depreciation of $2,225.8 and $2,165.7	1,204.1	1,232.1
Operating lease right-of-use assets, net	1,067.8	1,102.7
Other assets
Goodwill	1,253.3	1,250.9
Intangible assets, net	304.2	304.6
Investment in NCMI/NCM	5.7	9.6
Investments in affiliates	23.7	22.6
Deferred charges and other assets, net	26.7	31.6
Total other assets	1,613.6	1,619.3
Total assets	$4,712.1	$4,817.7
Liabilities and equity
Current liabilities
Current portion of long-term debt	$110.0	$10.7
Current portion of operating lease obligations	217.7	219.3
Current portion of finance lease obligations	14.5	14.4
Current income tax payable	5.2	3.2
Accounts payable and accrued expenses	393.5	460.9
Total current liabilities	740.9	708.5
Long-term liabilities
Long-term debt, less current portion	2,375.4	2,474.0
Operating lease obligations, less current portion	935.8	970.6
Finance lease obligations, less current portion	84.4	88.0
Long-term deferred tax liability	24.4	33.7
Long-term liability for uncertain tax positions	50.2	47.9
NCM screen advertising advances	335.8	338.2
Other long-term liabilities	41.4	37.3
Total long-term liabilities	3,847.4	3,989.7
Equity
Cinemark Holdings, Inc.'s stockholders' equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 127,458,666 shares issued and 121,576,900 shares outstanding at March 31, 2023 and 126,082,187 shares issued and 120,403,833 shares outstanding at December 31, 2022	0.1	0.1
Additional paid-in-capital	1,225.0	1,219.3
Treasury stock, 5,881,766 and 5,678,354 shares, at cost, at March 31, 2023 and December 31, 2022, respectively	(97.5)	(95.4)
Accumulated deficit	(663.7)	(660.6)
Accumulated other comprehensive loss	(350.0)	(353.2)
Total Cinemark Holdings, Inc.'s stockholders' equity	113.9	110.2
Noncontrolling interests	9.9	9.3
Total equity	123.8	119.5
Total liabilities and equity	$4,712.1	$4,817.7

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(in millions, except per share data, unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue
Admissions	$311.0	$235.8
Concession	235.8	173.0
Other	63.9	51.7
Total revenue	$610.7	$460.5
Cost of operations
Film rentals and advertising	166.7	127.6
Concession supplies	43.6	30.0
Salaries and wages	86.2	79.8
Facility lease expense	79.5	73.7
Utilities and other	103.8	86.9
General and administrative expenses	46.5	40.7
Depreciation and amortization	54.9	61.7
Impairment of other assets	0.7	—
(Gain) loss on disposal of assets and other	0.3	(6.9)
Total cost of operations	582.2	493.5
Operating income (loss)	28.5	(33.0)
Other income (expense)
Interest expense	(36.8)	(38.1)
Interest income	11.9	1.6
Foreign currency exchange gain (loss)	(2.2)	3.2
Interest expense - NCM	(5.7)	(5.8)
Equity in loss of affiliates	(2.1)	(2.2)
Total other expense	(34.9)	(41.3)
Loss before income taxes	(6.4)	(74.3)
Income tax benefit	(3.9)	(1.8)
Net loss	$(2.5)	$(72.5)
Less: Net income attributable to noncontrolling interests	0.6	1.5
Net loss attributable to Cinemark Holdings, Inc.	$(3.1)	$(74.0)

Weighted average shares outstanding
Basic	118.8	117.9
Diluted	118.8	117.9
Loss per share attributable to Cinemark Holdings, Inc.'s common stockholders
Basic	$(0.03)	$(0.62)
Diluted	$(0.03)	$(0.62)

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions, unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(2.5)	$(72.5)
Other comprehensive income, net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	(3.4)	18.4
Foreign currency translation adjustments	8.1	14.4
Total other comprehensive income, net of tax	$4.7	$32.8
Total comprehensive income (loss), net of tax	2.2	(39.7)
Comprehensive income attributable to noncontrolling interests	(0.6)	(1.5)
Comprehensive income (loss) attributable to Cinemark Holdings, Inc.	$1.6	$(41.2)

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, unaudited)

							Total
						Accumulated	Cinemark
	Common Stock			Additional		Other	Holdings, Inc's
	Shares		Treasury	Paid-in-	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Total
	Issued	Amount	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2023	126.1	$0.1	$(95.4)	$1,219.3	$(660.6)	$(353.2)	$110.2	$9.3	$119.5
Restricted stock forfeitures and stock withholdings related to share based awards that vested during the three months ended March 31, 2023	—	—	(2.1)	—	—	—	(2.1)	—	(2.1)
Issuance of stock upon vesting of performance stock units	0.1	—	—	—	—	—	—	—	—
Issuance of share based awards and share based awards compensation expense	1.3	—	—	5.7	—	—	5.7	—	5.7
Net (loss) income	—	—	—	—	(3.1)	—	(3.1)	0.6	(2.5)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	(1.5)	(1.5)	—	(1.5)
Other comprehensive income	—	—	—	—	—	4.7	4.7		4.7
Balance at March 31, 2023	127.5	$0.1	$(97.5)	$1,225.0	$(663.7)	$(350.0)	$113.9	$9.9	$123.8

							Total
						Accumulated	Cinemark
	Common Stock			Additional		Other	Holdings, Inc's
	Shares		Treasury	Paid-in-	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Total
	Issued	Amount	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2022	125.1	$0.1	$(91.1)	$1,197.8	$(389.4)	$(394.5)	$322.9	$11.6	$334.5
Restricted stock forfeitures and stock withholdings related to share based awards that vested during the three months ended March 31, 2022	—	—	(1.6)	—	—	—	(1.6)	—	(1.6)
Issuance of stock upon vesting of performance stock units	0.1	—	—	—	—	—	—	—	—
Issuance of share based awards and share based awards compensation expense	0.7	—	—	5.1	—	—	5.1	—	5.1
Net (loss) income	—	—	—	—	(74.0)	—	(74.0)	1.5	(72.5)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	1.1	1.1	—	1.1
Other comprehensive income	—	—	—	—	—	32.8	32.8	—	32.8
Balance at March 31, 2022	125.9	$0.1	$(92.7)	$1,202.9	$(463.4)	$(360.6)	$286.3	$13.1	$299.4

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(2.5)	$(72.5)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Depreciation	54.4	61.1
Amortization of intangible and other assets	0.5	0.6
Amortization of debt issuance costs	2.7	2.7
Interest accrued on NCM screen advertising advances	5.7	5.8
Amortization of NCM screen advertising advances and other deferred revenue	(8.1)	(8.2)
Amortization of accumulated (gains) losses for amended swap agreements	(1.5)	1.1
Impairment of other assets	0.7	—
Share based awards compensation expense	5.7	5.1
(Gain) loss on disposal of assets and other	0.3	(6.9)
Non-cash rent expense	(3.9)	(2.3)
Equity in loss of affiliates	2.1	2.2
Deferred income tax benefit	(8.8)	(3.2)
Distributions from equity investees	—	0.6
Changes in assets and liabilities and other	(39.4)	(104.9)
Net cash provided by (used for) operating activities	7.9	(118.8)

Investing activities
Additions to theatre properties and equipment	(26.3)	(18.7)
Proceeds from sale of theatre properties and equipment and other	—	10.6
Net cash used for investing activities	(26.3)	(8.1)

Financing activities
Restricted stock withholdings for payroll taxes	(2.0)	(1.6)
Repayments of long-term debt	(2.6)	(3.4)
Payments on finance leases	(3.5)	(3.6)
Other financing activities	3.2	—
Net cash used for financing activities	(4.9)	(8.6)

Effect of exchange rate changes on cash and cash equivalents	(1.1)	(3.2)

Decrease in cash and cash equivalents	(24.4)	(138.7)

Cash and cash equivalents:
Beginning of period	674.5	707.3
End of period	$650.1	$568.6

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

* * * * * * * *

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data, unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$410.7	$427.3
Inventories	21.9	23.7
Accounts receivable	56.8	69.0
Current income tax receivable	45.9	45.1
Prepaid expenses and other	51.3	50.7
Accounts receivable from parent	56.0	53.4
Total current assets	642.6	669.2
Theatre properties and equipment, net of accumulated depreciation of $2,225.8 and $2,165.7	1,204.1	1,232.1
Operating lease right-of-use assets, net	1,067.8	1,102.7
Other assets
Goodwill	1,253.3	1,250.9
Intangible assets, net	304.2	304.6
Investment in NCMI/NCM	5.7	9.6
Investments in affiliates	23.7	22.6
Deferred charges and other assets, net	26.7	31.6
Total other assets	1,613.6	1,619.3
Total assets	$4,528.1	$4,623.3
Liabilities and equity
Current liabilities
Current portion of long-term debt	$110.0	$10.7
Current portion of operating lease obligations	217.7	219.3
Current portion of finance lease obligations	14.5	14.4
Current income tax payable	5.2	3.2
Accounts payable and accrued expenses	390.5	452.7
Total current liabilities	737.9	700.3
Long-term liabilities
Long-term debt, less current portion	1,923.5	2,023.0
Operating lease obligations, less current portion	935.8	970.6
Finance lease obligations, less current portion	84.4	88.0
Long-term deferred tax liability	22.3	36.1
Long-term liability for uncertain tax positions	50.2	47.9
NCM screen advertising advances	335.8	338.2
Other long-term liabilities	41.4	37.3
Total long-term liabilities	3,393.4	3,541.1
Equity
Cinemark USA, Inc.'s stockholder's equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49.5	49.5
Treasury stock, 57,245 Class B shares at cost	(24.2)	(24.2)
Additional paid-in-capital	1,484.9	1,479.5
Accumulated deficit	(770.2)	(775.9)
Accumulated other comprehensive loss	(353.1)	(356.3)
Total Cinemark USA, Inc.'s stockholder's equity	386.9	372.6
Noncontrolling interests	9.9	9.3
Total equity	396.8	381.9
Total liabilities and equity	$4,528.1	$4,623.3

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in millions, unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue
Admissions	$311.0	$235.8
Concession	235.8	173.0
Other	63.9	51.7
Total revenue	610.7	460.5
Cost of operations
Film rentals and advertising	166.7	127.6
Concession supplies	43.6	30.0
Salaries and wages	86.2	79.8
Facility lease expense	79.5	73.7
Utilities and other	103.8	86.9
General and administrative expenses	45.6	39.9
Depreciation and amortization	54.9	61.7
Impairment of other assets	0.7	—
(Gain) loss on disposal of assets and other	0.3	(6.9)
Total cost of operations	581.3	492.7
Operating income (loss)	29.4	(32.2)
Other income (expense)
Interest expense	(30.8)	(32.1)
Interest income	9.2	1.6
Foreign currency exchange gain (loss)	(2.2)	3.2
Interest expense - NCM	(5.7)	(5.8)
Equity in loss of affiliates	(2.1)	(2.2)
Total other expense	(31.6)	(35.3)
Loss before income taxes	(2.2)	(67.5)
Income tax benefit	(8.5)	(6.5)
Net income (loss)	$6.3	$(61.0)
Less: Net income attributable to noncontrolling interests	0.6	1.5
Net income (loss) attributable to Cinemark USA, Inc.	$5.7	$(62.5)
The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions, unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$6.3	$(61.0)
Other comprehensive income, net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	(3.4)	14.6
Foreign currency translation adjustments	8.1	14.4
Total other comprehensive income, net of tax	4.7	29.0
Total comprehensive income (loss), net of tax	11.0	(32.0)
Comprehensive income attributable to noncontrolling interests	(0.6)	(1.5)
Comprehensive income (loss) attributable to Cinemark USA, Inc.	$10.4	$(33.5)

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, unaudited)

							Total
	Class B					Accumulated	Cinemark
	Common Stock			Additional		Other	USA, Inc's
	Shares		Treasury	Paid-in-	Accumulated	Comprehensive	Stockholder's	Noncontrolling	Total
	Issued	Amount	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2023	0.2	$49.5	$(24.2)	$1,479.5	$(775.9)	$(356.3)	$372.6	$9.3	$381.9
Share based awards compensation expense	—	—	—	5.4	—	—	5.4	—	5.4
Net income	—	—	—	—	5.7	—	5.7	0.6	6.3
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	(1.5)	(1.5)	—	(1.5)
Other comprehensive income	—	—	—	—	—	4.7	4.7	—	4.7
Balance at March 31, 2023	0.2	$49.5	$(24.2)	$1,484.9	$(770.2)	$(353.1)	$386.9	$9.9	$396.8

							Total
	Class B					Accumulated	Cinemark
	Common Stock			Additional		Other	USA, Inc's
	Shares		Treasury	Paid-in-	Accumulated	Comprehensive	Stockholder's	Noncontrolling	Total
	Issued	Amount	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2022	0.2	$49.5	$(24.2)	$1,459.0	$(544.0)	$(397.0)	$543.3	$11.6	$554.9
Share based awards compensation expense	—	—	—	4.9	—	—	4.9	—	4.9
Net (loss) income	—	—	—	—	(62.5)	—	(62.5)	1.5	(61.0)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	1.1	1.1	—	1.1
Other comprehensive income	—	—	—	—	—	29.0	29.0	—	29.0
Balance at March 31, 2022	0.2	$49.5	$(24.2)	$1,463.9	$(606.5)	$(366.9)	$515.8	$13.1	$528.9

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net income (loss)	$6.3	$(61.0)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation	54.4	61.1
Amortization of intangible and other assets	0.5	0.6
Amortization of debt issuance costs	1.9	1.9
Interest accrued on NCM screen advertising advances	5.7	5.8
Amortization of NCM screen advertising advances and other deferred revenue	(8.1)	(8.2)
Amortization of accumulated (gains) losses for amended swap agreements	(1.5)	1.1
Share based awards compensation expense	5.4	4.9
Impairment of other assets	0.7	—
(Gain) loss on disposal of assets and other	0.3	(6.9)
Non-cash rent expense	(3.9)	(2.3)
Equity in loss of affiliates	2.1	2.2
Deferred income tax benefit	(13.3)	(7.9)
Distributions from equity investees	—	0.6
Changes in assets and liabilities and other	(34.8)	(100.4)
Net cash provided by (used for) operating activities	15.7	(108.5)

Investing activities
Additions to theatre properties and equipment	(26.3)	(18.7)
Proceeds from sale of theatre properties and equipment and other	—	10.6
Net cash used for investing activities	(26.3)	(8.1)

Financing activities
Restricted stock withholdings for payroll taxes	(2.0)	(1.6)
Repayments of long-term debt	(2.6)	(3.4)
Payments on finance leases	(3.5)	(3.6)
Other financing activities	3.2	—
Net cash used for financing activities	(4.9)	(8.6)

Effect of exchange rate changes on cash and cash equivalents	(1.1)	(3.2)

Decrease in cash and cash equivalents	(16.6)	(128.4)

Cash and cash equivalents:
Beginning of period	427.3	442.7
End of period	$410.7	$314.3

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

1.
The Company and Basis of Presentation

Cinemark Holdings, Inc. (“Holdings”) is a holding company and its wholly-owned subsidiary is Cinemark USA, Inc (“CUSA”). Holdings consolidates CUSA and its subsidiaries for financial statement purposes, and CUSA comprises approximately the entire balance of Holdings’ assets, liabilities and operating cash flows. In addition, CUSA’s operating revenue comprises 100% and its operating expenses comprise nearly 100% of Holdings’ revenue and operating expenses, respectively. As such, the following Notes to Condensed Consolidated Financial Statements relate to Holdings and CUSA and their respective consolidated subsidiaries in all material respects, unless otherwise noted. Where it is important to distinguish between Holdings and CUSA, specific reference is made to either Holdings or CUSA. Otherwise, all references to “we,” “our,” “us,” and “the Company” relate to Cinemark Holdings, Inc. and its consolidated subsidiaries and all references to CUSA relate to CUSA and its consolidated subsidiaries.

We operate in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, and Paraguay. The Company closed its one theatre in Curacao in January 2023 and our theatres in Ecuador are currently held for sale. See Note 6 for a discussion of the Ecuador theatre assets held for sale.

The impact of COVID-19 had an unprecedented impact on the theatrical exhibition industry. While the industry has made significant progress in its recovery from the pandemic, its ongoing recovery will be contingent upon several key factors, including the volume of new film content available, the box office performance of new film content released, the duration of the exclusive theatrical release window, and evolving consumer behavior with competition from other forms of in-and-out-of-home entertainment.

The accompanying condensed consolidated balance sheets of Holdings and CUSA as of December 31, 2022, each of which were derived from audited financial statements, and the unaudited condensed consolidated financial statements of Holdings and CUSA, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. Majority-owned subsidiaries that Holdings or CUSA, as applicable, has control of are consolidated while those investments in entities of which Holdings or CUSA, as applicable, owns between 20% and 50% and does not control are accounted for under the equity method. Investments in entities of which Holdings or CUSA, as applicable, owns less than 20% are generally accounted for under the cost method, unless Holdings or CUSA, as applicable, is deemed to have the ability to exercise significant influence over the entities, in which case Holdings or CUSA, as applicable, would account for its investment under the equity method. The results of these subsidiaries and equity method investees are included in the condensed consolidated financial statements of Holdings and CUSA, as applicable, effective from their date of formation or from their date of acquisition. Intercompany balances and transactions are eliminated in consolidation.

These condensed consolidated financial statements of Holdings and CUSA should be read in conjunction with the audited annual consolidated financial statements of Holdings and CUSA and the notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed February 24, 2023 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results to be achieved for the full year.

2.
New Accounting Pronouncements

Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU 2020-04”), ASU 2021-01, Reference Rate Reform (Topic 848): Scope, (“ASU 2021-01”) and ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). The purpose of ASU 2020-04 is to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. More specifically, the amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2021-01 clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in ASU 2022-06 defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The amendments in ASU 2020-04 and ASU 2021-01 are effective as of March 12, 2020 through December 31, 2024. The guidance in ASU 2020-04 and ASU 2021-01 has not impacted the consolidated financial statements

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

of Holdings or CUSA to date. The Company will continue to monitor the impact of ASU 2020-04 and ASU 2021-01 on the consolidated financial statements of Holdings or CUSA, and may apply the optional relief guidance as applicable through December 31, 2024.

3.
Lease Accounting

The following table represents the Company’s aggregate lease costs, by lease classification, for the periods presented.

		Three Months Ended
		March 31,
Lease Cost	Classification	2023	2022
Operating lease costs
Equipment (1)	Utilities and other	$1.4	$0.6
Real Estate (2)(3)	Facility lease expense	82.1	75.0
Total operating lease costs		$83.5	$75.6

Finance lease costs
Amortization of leased assets	Depreciation and amortization	$3.0	$3.1
Interest on lease liabilities	Interest expense	1.2	1.4
Total finance lease costs		$4.2	$4.5
(1)
Includes approximately $1.3 and $0.5 of short-term lease payments for the three months ended March 31, 2023 and 2022, respectively.
(2)
Includes approximately $12.7 and $5.9 of variable lease payments based on a change in index, such as CPI or inflation, variable payments based on revenue or attendance and variable common area maintenance costs for the three months ended March 31, 2023 and 2022, respectively.
(3)
Approximately $0.3 and $0.3 of lease payments are included in general and administrative expense primarily related to office leases for the three months ended March 31, 2023 and 2022, respectively.

The following table represents the minimum cash lease payments included in the measurement of lease liabilities and the non-cash addition of lease right-of-use assets for the periods presented.

	Three Months Ended
	March 31,
Other Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash outflows for operating leases	$69.6	$69.3
Cash outflows for finance leases - operating activities	$1.2	$1.4
Cash outflows for finance leases - financing activities	$3.5	$3.6
Non-cash amount of right-of-use assets obtained in exchange for:
Operating lease liability additions, net of write-offs	$9.5	$11.8

As of March 31, 2023, the Company had signed lease agreements with total noncancelable lease payments of approximately $57.5 related to theatre leases that had not yet commenced. The timing of lease commencement is dependent on the completion of construction of the related theatre facility. Additionally, these amounts are based on estimated square footage and costs to construct each facility and may be subject to adjustment upon final completion of each construction project. In accordance with ASC Topic 842, Leases, fixed minimum lease payments related to these theatres are not included in the right-of-use assets and lease liabilities as of March 31, 2023.

4.
Revenue Recognition

The Company’s patrons have the option to purchase movie tickets well in advance of a movie showtime or right before the movie showtime, or at any point in between those two timeframes depending on seat availability. The Company recognizes such admissions revenue when the showtime for a purchased movie ticket has passed. Concession revenue is recognized when products are sold to the consumer, or if purchased in advance, based on the showtime associated with the customer’s movie ticket. Other revenue primarily consists of screen advertising, screen rental revenue, promotional income, studio trailer placements and transactional fees. Except for National CineMedia, LLC. (“NCM”) screen advertising advances discussed below in Note 8, these revenues are generally recognized when the Company has met its performance obligations. The Company sells gift cards and discount ticket vouchers called Supersavers, the proceeds from which are recorded as deferred revenue. Deferred revenue for gift cards and discount ticket vouchers is recognized when they are redeemed for concession items or, if redeemed for movie tickets, when the showtime has passed. The Company generally records breakage revenue on gift cards and discount ticket vouchers based on redemption activity and historical experience with unused balances. The Company offers a subscription program in the U.S. whereby patrons can pay a monthly or annual fee to receive a monthly

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

credit for use towards a future movie ticket purchase. The Company records the subscription program fees as deferred revenue and records admissions revenue when the showtime for a movie ticket purchased with a credit has passed. The Company has loyalty programs in the U.S. and many of its international locations that either have a prepaid annual fee or award points to customers as purchases are made. For those loyalty programs that have a prepaid annual fee, the Company recognizes the fee collected as other revenue on a straight-line basis over the annual term. For those loyalty programs that award points to customers based on their purchases, the Company records a portion of the original transaction proceeds as deferred revenue based on the number of reward points issued to customers and recognizes the deferred revenue when the customer redeems such points. The value of loyalty points issued is based on the estimated fair value of the rewards offered. The Company records breakage revenue generally upon the expiration of loyalty points and subscription credits as the Company does not yet have sufficient historical data related to the redemption patterns for these programs to estimate breakage. Advances collected on concession and other contracts are deferred and recognized during the period in which the Company satisfies the related performance obligations, which may differ from the period in which the advances are collected.

Accounts receivable as of March 31, 2023 and December 31, 2022 included approximately $17.6 and $22.9, respectively, of receivables related to contracts with customers. The Company did not record any assets related to the costs to obtain or fulfill a contract with customers during the three months ended March 31, 2023.

Disaggregation of Revenue

The following tables present revenue disaggregated based on major type of good or service and by reportable operating segment.

	Three Months Ended
	March 31, 2023
	U.S.	International
	Operating	Operating
	Segment (1)	Segment	Consolidated
Admissions revenue	$244.7	$66.3	$311.0
Concession revenue	186.8	49.0	235.8
Screen advertising, screen rental and promotional revenue (2)	21.8	9.3	31.1
Other revenue	25.8	7.0	32.8
Total revenue	$479.1	$131.6	$610.7

	Three Months Ended
	March 31, 2022
	U.S.	International
	Operating	Operating
	Segment (1)	Segment	Consolidated
Admissions revenue	$191.8	$44.0	$235.8
Concession revenue	141.1	31.9	173.0
Screen advertising, screen rental and promotional revenue (2)	18.7	8.1	26.8
Other revenue	20.4	4.5	24.9
Total revenue	$372.0	$88.5	$460.5
(1)
U.S. segment revenue excludes intercompany transactions with the international operating segment. See Note 16 for the amount of intercompany eliminations for the periods presented.
(2)
Amount includes amortization of NCM screen advertising advances. See Screen Advertising Advances and Other Deferred Revenue below.

The following tables present revenue disaggregated based on timing of recognition and by reportable operating segment.

	Three Months Ended
	March 31, 2023
	U.S.	International
	Operating	Operating
	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$447.8	$119.2	$567.0
Goods and services transferred over time (2)	31.3	12.4	43.7
Total	$479.1	$131.6	$610.7

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
(2)
Amount includes amortization of NCM screen advertising advances. See Screen Advertising Advances and Other Deferred Revenue below.

Screen Advertising Advances and Other Deferred Revenue

The following table presents changes in the Company’s deferred revenue for the three months ended March 31, 2023.

	NCM screen advertising advances (1)	Other Deferred Revenue (2)
Balance at January 1, 2023	$338.2	$194.9
Amounts recognized as accounts receivable	—	0.3
Cash received from customers in advance	—	60.9
Interest accrued related to significant financing component	5.7	—
Revenue recognized during period	(8.1)	(62.8)
Foreign currency translation adjustments	—	(0.1)
Balance at March 31, 2023	$335.8	$193.2
(1)
See Note 8 for the maturity of NCM screen advertising advances as of March 31, 2023.
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

The table below summarizes the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of March 31, 2023 and when the Company expects to recognize this revenue.

	Twelve Months Ended March 31,
Remaining Performance Obligations	2024	2025	Thereafter	Total
Other deferred revenue	$170.7	$22.5	$—	$193.2

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

5.
Loss Per Share

The following table presents computations of basic and diluted loss per share for Holdings:

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net loss attributable to Cinemark Holdings, Inc.	$(3.1)	$(74.0)
Loss allocated to participating share-based awards (1)	—	1.2
Net loss attributable to common stockholders	$(3.1)	$(72.8)

Denominator:
Basic weighted average shares outstanding	118.8	117.9
Common equivalent shares for restricted stock units (2)	—	—
Common equivalent shares for convertible notes and warrants (3)	—	—
Diluted weighted average shares outstanding	118.8	117.9

Basic loss per share attributable to common stockholders	$(0.03)	$(0.62)
Diluted loss per share attributable to common stockholders	$(0.03)	$(0.62)
(1)
For the three months ended March 31, 2023 and 2022, a weighted average of approximately 1.8 shares and 1.9 shares of restricted stock, respectively, were considered participating securities.
(2)
For the three months ended March 31, 2023 and 2022, approximately 0 and 0.1 common equivalent shares for restricted stock units, respectively, were excluded because they were anti-dilutive.
(3)
For the three months ended March 31, 2023 and 2022, diluted loss per share excludes the conversion of the 4.50% Convertible Senior Notes into 32.0 shares of common stock, as well as outstanding warrants, as they would be anti-dilutive. See further discussion below.

Share-based awards

Holdings considers its unvested share-based awards, which contain non-forfeitable rights to dividends, participating securities, and includes such participating securities in its computation of loss per share pursuant to the two-class method. Basic loss per share for the two classes of stock (common stock and unvested restricted stock) is calculated by dividing net loss by the weighted average number of shares of common stock and unvested restricted stock outstanding during the reporting period. Diluted loss per share is calculated using the weighted average number of shares of common stock plus the potentially dilutive effect of common equivalent shares outstanding determined under both the two-class method and the treasury stock method.

Convertible notes, hedges and warrants

The 4.50% Convertible Senior Notes, discussed further in Note 14 of the Company’s Annual Report on Form 10-K filed February 24, 2023, may be considered dilutive in future periods in which Holdings has net income. The impact of such dilution on earnings per share will be calculated under the if-converted method, which requires that all of the shares of Holdings' common stock issuable upon conversion of the 4.50% Convertible Senior Notes be included in the calculation of diluted earnings per share assuming conversion at the beginning of the reporting period.

The closing price of Holdings' common stock did not exceed the strike price of $18.66 per share (130% of the initial exercise price of $14.35 per share) during at least 20 of the last 30 trading days of the quarter ended March 31, 2023 and, therefore, the 4.50% Convertible Senior Notes will not be convertible during the second quarter of 2023. The if-converted value of the 4.50% Convertible Senior Notes, based on the weighted average closing price of Holdings common stock for the first quarter of 2023, was $77.8 less than the aggregate outstanding principal value of the notes as of March 31, 2023.

Holdings entered into hedge transactions with counterparties in connection with the issuance of the 4.50% Convertible Senior Notes. The convertible note hedge transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the 4.50% Convertible Senior Notes, the number of shares of Holdings' common stock underlying the 4.50% Convertible Notes, which initially gives Holdings the option to purchase approximately 32.0 shares of its common stock at a price of approximately $14.35 per share. Concurrently with entering into the convertible note hedge transactions, Holdings also entered into warrant transactions with each option counterparty whereby Holdings sold to such option counterparty warrants to purchase, subject to customary anti-dilution adjustments, up to the same number of shares of Holdings' common stock, which initially gives the option counterparties the option to purchase approximately 32.0 shares at a price of approximately $22.08 per share. The economic effect of these transactions is to

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

effectively raise the strike price of the 4.50% Convertible Senior Notes from approximately $18.66 per share of Holdings' common stock to approximately $22.08 per share.

6.
Theatre Assets Held for Sale

During December 2022, the Company entered into a purchase and sale agreement for the sale of the stock of its Ecuador subsidiary. The transaction is expected to close during 2023, pending customary antitrust and regulatory approvals. At March 31, 2023 and December 31, 2022, the assets and liabilities of the Ecuador subsidiary qualified as held for sale upon satisfaction of the criteria set forth in ASC 360-10-45-9 (205-20-45-1E), Property, Plant, and Equipment. The sale of the Ecuador subsidiary does not qualify as discontinued operations since it does not represent a strategic shift in the Company’s operations that will have a major effect on its results and operations. The following table presents the carrying value of Ecuador’s significant assets and liabilities as of the periods presented:

	March 31,	December 31,
	2023	2022
Theatre property and equipment, net	$5.5	$5.4
Operating lease right-of-use asset, net	2.9	2.9
Goodwill	4.2	4.2

Total assets	$15.3	$15.3
Total liabilities	$8.6	$8.5

Total revenue and operating losses for the Ecuador subsidiary were $3.5 and $0.1, respectively, for the three months ended March 31, 2023.

7.
Long Term Debt

Long-term debt of Holdings consisted of the following for the periods presented:

	March 31,	December 31,
	2023	2022
Cinemark Holdings, Inc. 4.50% convertible senior notes due 2025	$460.0	$460.0
Cinemark USA, Inc. term loan due 2025	624.9	626.5
Cinemark USA, Inc. 8.75% senior secured notes due 2025	250.0	250.0
Cinemark USA, Inc. 5.875% senior notes due 2026	405.0	405.0
Cinemark USA, Inc. 5.25% senior notes due 2028	765.0	765.0
Other	9.7	10.1
Total long-term debt carrying value (1)	$2,514.6	$2,516.6
Less: Current portion	110.0	10.7
Less: Debt issuance costs, net of accumulated amortization (1)	29.2	31.9
Long-term debt, less current portion, net of unamortized debt issuance costs (1)	$2,375.4	$2,474.0
(1)
The only differences between the long-term debt for Holdings, as presented above, and the long-term debt for CUSA are the $460.0 4.50% Convertible Senior Notes due 2025 and the related debt issuance costs. The following table sets forth, as of the periods indicated, the total long-term debt carrying value, current portion of long-term debt and debt issuance costs, net of amortization, for CUSA.

	March 31,	December 31,
	2023	2022
Total long-term debt carrying value	$2,054.6	$2,056.6
Less: Current portion	110.0	10.7
Less: Debt issuance costs, net of accumulated amortization	21.1	22.9
Long-term debt, less current portion, net of unamortized debt issuance costs	$1,923.5	$2,023.0

Senior Secured Credit Facility

CUSA has a senior secured credit facility that includes a $700.0 term loan and a $100.0 revolving credit line (the “Credit Agreement”) which is guaranteed by Holdings. As of March 31, 2023, there was $624.9 outstanding under the term loan and no borrowings were outstanding under the revolving credit line. As of March 31, 2023, $100.0 was available for borrowing under the revolving credit line. Quarterly principal payments of $1.6 are due on the term loan through December 31, 2024, with a final principal

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

payment of $613.4 due on March 29, 2025. The revolving credit line matures on November 28, 2024. The average interest rate on outstanding term loan borrowings under the Credit Agreement as of March 31, 2023 was approximately 4.6% per annum, after giving effect to the interest rate swap agreements discussed below.

8.75% Secured Notes

On March 30, 2023, CUSA sent a notice of optional partial redemption to Computershare Trust Services, N.A. (successor to Wells Fargo Bank, N.A.) (the “Trustee”) to redeem $100 in principal amount of the 8.75% Secured Notes on May 1, 2023 (the “Redemption Date”) at a cash redemption price equal to 102.188% of the principal amount redeemed plus any accrued and unpaid interest thereon to the Redemption Date. Following the redemption, $150 in aggregate principal amount of the 8.75% Secured Notes will remain outstanding. See further discussion at Note 19. For additional discussion of the 8.75% Secured Notes, see Note 14 to the Company’s consolidated financial statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed February 24, 2023.

Interest Rate Swap Agreements

The Company’s interest rate swap agreements are used to hedge a portion of the interest rate risk associated with the variable interest rates on the Company’s term loan debt and qualify for cash flow hedge accounting. Below is a summary of the Company's interest rate swap agreements, which are designated as cash flow hedges, as of March 31, 2023:

Notional					Estimated
Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	Fair Value (1)
$137.5	December 31, 2018	2.12%	1-Month LIBOR	December 31, 2024	$5.1
$175.0	December 31, 2018	2.12%	1-Month LIBOR	December 31, 2024	6.5
$137.5	December 31, 2018	2.19%	1-Month LIBOR	December 31, 2024	5.0
				Total	$16.6
(1)
Approximately $11.2 of the total is included in prepaid expenses and other and $5.4 is included in deferred charges and other assets, net on the condensed consolidated balance sheet as of March 31, 2023.

The fair values of the interest rate swaps are recorded on Holdings' and CUSA's condensed consolidated balance sheets as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive loss. The changes in fair value are reclassified from accumulated other comprehensive loss into earnings in the same period that the hedged items affect earnings. The valuation technique used to determine fair value is the income approach and, under this approach, the Company used projected future interest rates as provided by counterparties to the interest rate swap agreements and the fixed rates that the Company is obligated to pay under the agreement. Therefore, the Company's measurements use significant unobservable inputs, which fall in Level 2 of the U.S. GAAP hierarchy as defined by FASB ASC Topic 820-10-35. The Company is currently assessing the impact of reference rate reform, as well as the impact of ASU 2020-04, ASU 2021-01 and ASU 2022-06, on the Company’s interest rate swaps.

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by ASC 820, Fair Value Measurement (“ASC Topic 820”). The table below presents the fair value of the Company's long-term debt as of the periods presented:

	As of
	March 31, 2023	December 31, 2022
Holdings fair value (1)	$2,509.8	$2,210.5
CUSA fair value	$1,925.7	$1,771.3
(1)
The fair value of the 4.50% convertible senior notes was $584.1 and $439.2 as of March 31, 2023 and December 31, 2022, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

8.
Investment in NCMI/NCM

Below is a summary of activity with NCMI and NCM included in each of Holdings' and CUSA's condensed consolidated financial statements:

	Investment in NCMI/NCM	NCM Screen Advertising Advances	Equity in Loss (2)	Other Revenue (3)	Interest Expense - NCM

Balance as of January 1, 2023	$9.6	$(338.2)	$—	$—	$—
Screen rental revenue earned under ESA (1)	—	—	—	(4.8)	—
Interest accrued related to significant financing component	—	(5.7)	—	—	5.7
Equity in loss (2)	(3.2)	—	(3.2)	—	—
Redemption of common units of NCM for common stock of NCMI. See Investment in National CineMedia below.	—	—	—	—	—
Impairment of investment in NCMI	(0.7)	—	—	—	—
Amortization of screen advertising advances	—	8.1	—	(8.1)	—
Balance as of and for the three months ended March 31, 2023	$5.7	$(335.8)	$(3.2)	$(12.9)	$5.7
(1)
Amounts include the per patron and per digital screen theatre access fees, net of amounts due to NCM for on-screen advertising time provided to the Company's beverage concessionaire of approximately $1.8.
(2)
Equity in loss is recorded one month in arrears.
(3)
The Company had a receivable from NCM of $4.8 as of March 31, 2023.

Investment in National CineMedia

NCM operates a digital in-theatre network in the U.S. for providing cinema advertising. The Company entered into an Exhibitor Services Agreement with NCM (“ESA”), pursuant to which NCM primarily provides advertising to our theatres.

On February 17, 2023, the Company delivered a redemption notice to NCM pursuant to the redemption right under its operating agreement with NCM to redeem approximately 42.0 of the Company’s 43.7 common units in NCM in exchange for approximately 42.0 newly issued shares of National Cinemedia, Inc. (“NCMI”) common stock, with a redemption date of February 23, 2023 (the “Redemption”). On March 20, 2023, the Company delivered a second redemption notice to NCM to redeem the Company’s remaining 1.7 common units in NCM in exchange for 1.7 newly issued shares of NCMI common stock, with a redemption date of March 23, 2023 (collectively with the February 23, 2023 redemption, the “Redemptions”). NCMI is a holding company and the sole manager of NCM. NCM comprises approximately the entire balance of NCMI’s assets, liabilities and operating cash flows. The Company has the same rights and level of influence through its ownership of NCMI common stock following the Redemptions as it did through its previous ownership of common units in NCM and therefore continued to account for its investment in NCMI under the equity method of accounting for the first quarter of 2023. See Note 19 for discussion of subsequent event related to NCMI.

See Note 9 to the Company’s Annual Report on Form 10-K filed February 24, 2023 for additional discussion of the Company's investment in NCM as well as the accounting for its original NCM membership units and subsequent common unit adjustments.

Common Unit Adjustments

The Company periodically receives consideration in the form of common units from NCM. Annual adjustments to the common membership units are made primarily based on increases or decreases in the number of theatre screens operated and the impact of these theatres on total attendance. The common units received are recorded at estimated fair value as an increase in the Company's investment in NCM with an offset to NCM screen advertising advances.

During March 2023, NCM performed the annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, the Company will receive an additional 4.8 common units of NCM during the second quarter of 2023. The Company will record the additional common units received in the second quarter of 2023 at their estimated fair value with a corresponding adjustment to NCM screen advertising advances.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Impairment of NCMI Investment

As of March 31, 2023, the estimated fair value of the Company’s investment in NCMI, was approximately $5.7 based on NCMI's stock price as of March 31, 2023 of $0.13 per share (Level 1 input as defined in FASB ASC Topic 820). Because the share price of NCMI was significantly below the Company’s carrying value of NCMI per common share and due to the lag in the recovery pace of NCM’s business from the COVID-19 pandemic compared to that of the Company and the movie theatre industry, the Company wrote down its investment in NCMI to its estimated fair value as of March 31, 2023. The Company recorded an impairment charge of $0.7 on its investment in NCMI during the three months ended March 31, 2023.

Exhibitor Services Agreement

As discussed above, the Company’s domestic theatres are part of the in-theatre digital network operated by NCM, the terms of which are defined in the ESA. NCM provides advertising to its theatres through its branded “Noovie” pre-show entertainment program and also handles lobby promotions and displays for our theatres. The Company receives a monthly theatre access fee for participation in the NCM network and also earns screen advertising or screen rental revenue on a per patron basis. See Note 9 to the Company’s Annual Report on Form 10-K filed February 24, 2023 for further discussion of the accounting for revenue earned under the ESA as well as the accounting related to NCM screen advertising advances.

The recognition of revenue related to the NCM screen advertising advances is recorded on a straight-line basis over the term of the amended ESA through February 2041. The table below summarizes when the Company expects to recognize this revenue:

	Twelve Months Ended March 31,
Remaining Maturity	2024	2025	2026	2027	2028	Thereafter	Total
NCM screen advertising advances (1)	$10.0	$10.6	$11.4	$12.2	$13.0	$278.6	$335.8
(1)
Amounts are net of the estimated interest to be accrued for the periods presented. See discussion of significant financing component below.

Significant Financing Component

As discussed in Note 9 to the Company’s Annual Report on Form 10-K filed February 24, 2023, the Company’s ESA with NCM includes an implied significant financing component, as per the guidance in ASC Topic 606, Revenue from Contracts with Customers. As a result of the significant financing component, the Company recognized incremental screen rental revenue and interest expense of $8.1 and $5.7, respectively, during the three months ended March 31, 2023 and incremental screen rental revenue and interest expense of $8.0 and $5.8, respectively, during the three months ended March 31, 2022. The interest expense was calculated using the Company's incremental borrowing rates at the time when the cash and each tranche of common units were received from NCM, which ranged from 4.4% to 8.3%.

NCMI Financial Information

Below is summary financial information for NCMI for the periods indicated:

	Twelve Months Ended	Three Months Ended
	December 29, 2022 (1)	March 31, 2022
Gross revenue	$249.2	$35.9
Operating income (loss)	$6.9	$(22.5)
Net loss	$(66.2)	$(46.0)
Net loss attributable to NCMI	$(28.7)	$(25.2)
(1)
Financial information for NCMI for the quarter ended ended March 31, 2023 was not available at time of this filing.

As of
December 29, 2022 (1)
Current assets	$164.4
Noncurrent assets	$628.0
Current liabilities	$1,203.1
Noncurrent liabilities	$53.3
Noncontrolling interests	$51.3
Total deficit	$(464.0)
(1)
Financial information for NCMI as of March 31, 2023 was not available at time of this filing.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

9.
Other Investments

Below is a summary of activity for each of the Company’s other investees and corresponding changes to the Company's investment balances during the three months ended March 31, 2023. See Note 10 to the consolidated financial statements in the Company’s Annual Report on Form 10-K filed February 24, 2023 for a further discussion of the Company’s Other investments.

	AC JV, LLC	DCDC	FE Concepts	Other	Total
Balance at January 1, 2023	$4.2	$1.8	$16.5	$0.1	$22.6
Equity income	0.8	—	0.3	—	1.1
Balance at March 31, 2023	$5.0	$1.8	$16.8	$0.1	$23.7

Transactions with Other Investees

Below is a summary of transactions with each of the Company’s other investees for the three months ended March 31, 2023 and 2022:

		Three Months Ended
Investee	Transactions	March 31, 2023	March 31, 2022
AC JV, LLC	Event fees paid (1)	$3.0	$1.8
DCDC	Content delivery fees paid (1)	$0.1	$0.2
(1)
Included in film rentals and advertising costs on the condensed consolidated statements of loss.
10.
Treasury Stock and Share Based Awards

Treasury Stock - Holdings

Treasury stock represents shares of common stock repurchased by Holdings and not yet retired. The Company has applied the cost method in recording its treasury shares. Below is a summary of Holdings’ treasury stock activity for the three months ended March 31, 2023:

	Number of
	Treasury
	Shares	Cost
Balance at January 1, 2023	5.68	$95.4
Restricted stock withholdings (1)	0.17	2.1
Restricted stock forfeitures (2)	0.03	—
Balance at March 31, 2023	5.88	$97.5
(1)
Holdings withheld shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting in restricted stock and performance stock units. Holdings determined the number of shares to be withheld based upon market values of the common stock of Holdings on the vest dates, which ranged from $11.16 to $13.42 per share.
(2)
Holdings repurchased forfeited restricted shares at a cost of $0.001 per share in accordance with its 2017 Omnibus Plan.

As of March 31, 2023, Holdings had no plans to retire any shares of treasury stock.

Restricted Stock

Below is a summary of restricted stock activity for the three months ended March 31, 2023:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2023	1.85	$20.64
Granted	1.27	11.68
Vested	(0.56)	21.89
Forfeited	(0.03)	16.97
Outstanding at March 31, 2023	2.53	15.98
Unvested restricted stock at March 31, 2023	2.53

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

During the three months ended March 31, 2023, Holdings granted 1.27 shares of its restricted stock to certain CUSA employees. The fair value of the restricted stock granted was determined based on the closing price of Holdings' common stock on the grant dates, which ranged from $11.19 to $11.68 per share. Holdings assumed forfeiture rates for the restricted stock awards that ranged from 0% to 10%. The restricted stock granted during the three months ended March 31, 2023 vests over periods ranging from one to three years. The recipients of restricted stock are entitled to receive non-forfeitable dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock award activity recorded for the periods indicated.

	Three Months Ended March 31,
	2023	2022
Compensation expense recognized during the period:
CUSA employees	$3.6	$4.0
Holdings directors	0.3	0.2
Total recognized by Holdings	$3.9	$4.2

Fair value of restricted stock that vested during the period:
CUSA employees	$6.9	$5.6
Holdings directors	—	—
Holdings total	$6.9	$5.6

Income tax benefit related to vested restricted stock:
CUSA employees	$0.8	$0.8
Holdings directors	—	—
Holdings total income tax benefit	$0.8	$0.8

As of March 31, 2023, the estimated remaining unrecognized compensation expense related to unvested restricted stock awards was as follows:

Estimated
Remaining
Expense
CUSA employees (1)	$29.5
Holdings directors	0.5
Total remaining - Holdings (1)	$30.0
(1)
The weighted average period over which this remaining compensation expense will be recognized by both Holdings and CUSA is approximately 2.2 years.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Performance Stock Units

During the three months ended March 31, 2023, Holdings granted performance awards in the form of performance stock units (“PSU”), formerly referred to as restricted stock units. The maximum number of shares issuable under the performance awards is 1.5 shares of Holdings' common stock. The grant date fair value for the units issued was determined based on the closing price of Holdings' common stock on the date of grant, which was $11.68 per share. The performance metrics for these performance awards are based upon Adjusted EBITDA and consolidated cash flows, and payout levels are determined based upon the achievement of pre-established criteria for these metrics as defined in the award agreement. Based upon the terms of the award agreement, PSUs vest based on a combination of performance factors and continued service. The performance measurement period for the PSUs is three years, January 1, 2023 through December 31, 2025 and the service period ends on February 20, 2026. Below is a summary of the performance metrics and measurement period for these performance awards:

Performance Measurement Period	Three years with additional service requirement to the third anniversary of the date of the grant
Maximum Performance Target Level	200% of target level
Percentage of maximum performance stock units that vest if performance metrics meet the threshold level (1)	25% or 0.37 PSUs
Percentage of maximum performance stock units that vest if performance metrics are at target (1)	50% or 0.73 PSUs
Percentage of maximum performance stock units that vest if performance metrics are at the maximum (1)	100% or 1.47 PSUs
Most likely performance metrics outcome estimated to be achieved at the time performance stock units were issued	Target
Assumed forfeiture rate for performance stock unit awards	5%
(1)
Number of PSUs that vest based on maximum amount of PSUs assumed to vest of 1.47.

Below is a summary of performance stock unit activity for the periods presented:

	Three Months Ended March 31,
	2023	2022
Number of performance stock units that vested during the period	0.1	0.1
Fair value of performance stock units that vested during the period	$1.2	$1.7
Accumulated dividends paid upon vesting of performance stock units	$0.2	$0.3
Compensation expense recognized during the period	$1.8	$0.9
Income tax benefit related to performance stock units	$—	$0.3

As of March 31, 2023, the estimated remaining unrecognized compensation expense related to outstanding performance stock units was $19.5. The weighted average period over which this remaining compensation expense will be recognized is approximately 2.5 years. As of March 31, 2023, Holdings had performance stock units outstanding that represented a total of 1.6 hypothetical shares of common stock, net of forfeitures, reflecting actual certified performance levels for restricted stock units granted during 2020 and 2022, and the target performance level for the 2023 grant.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

11.
Goodwill and Other Intangible Assets

A summary of the Company's goodwill is as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2023 (1)	$1,182.9	$68.0	$1,250.9
Foreign currency translation adjustments	—	2.4	2.4
Balance at March 31, 2023 (1)	$1,182.9	$70.4	$1,253.3
(1)
Balances are presented net of accumulated impairment losses of $214.0 for the U.S. operating segment and $43.8 for the international operating segment. See discussion of the qualitative impairment analysis performed by the Company as of March 31, 2023 at Note 13.

A summary of the Company's intangible assets is as follows:

	Balance at January 1, 2023	Amortization	Foreign Currency Translation Adjustments	Balance at March 31, 2023
Intangible assets with finite lives:
Gross carrying amount	$77.7	$—	$—	$77.7
Accumulated amortization	(73.2)	(0.5)	—	(73.7)
Total net intangible assets with finite lives	$4.5	$(0.5)	$—	$4.0

Intangible assets with indefinite lives:
Tradename and other	300.1	—	0.1	300.2
Total intangible assets, net	$304.6	$(0.5)	$0.1	$304.2

The estimated aggregate future amortization expense for intangible assets is as follows:

Estimated
Amortization
For the nine months ended December 31, 2023	$1.5
For the twelve months ended December 31, 2024	2.0
For the twelve months ended December 31, 2025	0.5
Total	$4.0

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

12.
Impairment of Long-Lived Assets

The Company performed a qualitative impairment analysis on its long-lived assets, goodwill and tradename intangible assets as of March 31, 2023. As a result of the qualitative assessment, the Company noted no impairment indicators related to these assets as of March 31, 2023.

The qualitative impairment analysis, by asset class, is described below:

•
Goodwill – Considers economic and market conditions, industry trading multiples and the impact of recent developments and events on estimated fair values as compared with the most recent quantitative assessment.
•
Tradename Intangible Assets – Considers recent developments that may impact revenue forecasts and other estimates as compared with the most recent quantitative assessment.
•
Other Long-lived Assets – Considers relevant market transactions, industry trading multiples and recent developments that would impact the estimates of future cash flows, which are the primary measure of estimated fair value, as compared with the most recent quantitative impairment assessment.

See Note 1 and Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed February 24, 2023, for a further discussion of the Company’s impairment policy and a description of the qualitative and quantitative impairment assessments performed.

There were no impairment charges on long-lived assets, goodwill and intangible assets for the three months ended March 31, 2023. See Impairment of NCMI Investment in Note 8 for a discussion of the impairment charge on the Company’s investment in NCMI.

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

Below is a summary of assets and liabilities measured at fair value on a recurring basis under FASB ASC Topic 820 as of March 31, 2023 and December 31, 2022:

		Carrying	Fair Value Hierarchy
Description	As of	Value	Level 1	Level 2	Level 3
Interest rate swap assets (1)	March 31, 2023	$16.6	$—	$16.6	$—

Interest rate swap assets (1)	December 31, 2022	$20.4	$—	$20.4	$—
(1)
See further discussion of interest rate swaps at Note 7.

See additional explanation of fair value measurement techniques used for long-lived assets, goodwill and intangible assets in “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed February 24, 2023. There were no changes in valuation techniques for the three months ended March 31, 2023. There were no transfers into or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2023.

14.
Foreign Currency Translation

The accumulated other comprehensive loss account in Holdings’ stockholders’ equity of $350.0 and $353.2 and CUSA’s stockholder's equity of $353.1 and $356.3, as of March 31, 2023 and December 31, 2022, respectively, primarily includes cumulative foreign currency net losses of $381.7 and $389.8 as of March 31, 2023 and December 31, 2022 from translating the financial statements of the Company's international subsidiaries and the cumulative changes in fair value of the interest rate swap agreements that are designated as hedges.

As of March 31, 2023, all foreign countries where the Company has operations are non-highly inflationary, other than Argentina. In non-highly inflationary countries, the local currency is the same as the functional currency and any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss. The Company deemed Argentina to be highly inflationary beginning July 1, 2018. A highly inflationary economy is defined as an economy with a cumulative

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

inflation rate of 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The financial information of the Company’s Argentina subsidiaries was remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective July 1, 2018.

Below is a summary of the impact of translating the March 31, 2023 and March 31, 2022 financial statements of the Company’s international subsidiaries:

			Other Comprehensive Income (Loss) for
	Exchange Rate as of		Three Months Ended
Country	March 31, 2023	December 31, 2022	March 31, 2023	March 31, 2022
Brazil	5.08	5.29	$2.7	$8.0
Chile	790.92	852.00	5.2	4.8
Peru	3.78	3.81	0.2	1.6
All other			—	—
			$8.1	$14.4

As noted above, beginning July 1, 2018, Argentina was deemed highly inflationary. A foreign currency exchange loss of $3.6 and a gain of $0.5 were recorded for the three months ended March 31, 2023 and 2022, respectively, as a result of translating Argentina's financial results to U.S. dollars.

15.
Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Three Months Ended
	March 31,
	2023	2022
Cash paid for interest by Holdings (1)	$51.0	$53.0
Cash paid for interest by CUSA	$40.6	$42.6
Cash paid for income taxes, net	$0.9	$0.7
Noncash operating activities:
Interest expense - NCM (see Note 8)	$(5.7)	$(5.8)
Noncash investing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (2)	$(5.1)	$(1.2)
(1)
Includes the cash interest paid by CUSA.
(2)
Additions to theatre properties and equipment included in accounts payable as of March 31, 2023 and December 31, 2022 were $6.9 and $12.0, respectively.
16.
Segments - Holdings

The international market and U.S. market are managed as separate reportable operating segments, with the international segment consisting of operations in Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, and Paraguay. The Company closed its one theatre in Curacao in January 2023. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenue. Holdings uses Adjusted EBITDA, as shown in the reconciliation table below, as the primary measure of segment profit and loss to evaluate performance and allocate its resources. The Company does not report total assets by segment because that information is not used to evaluate the performance of or allocate resources between segments.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Holdings revenue, Adjusted EBITDA and capital expenditures by reportable operating segment

Below is a breakdown of selected financial information by reportable operating segment for Holdings:

	Three Months Ended
	March 31,
	2023	2022
Revenue
U.S.	$481.7	$373.7
International	131.6	88.5
Eliminations	(2.6)	(1.7)
Total revenue	$610.7	$460.5

Adjusted EBITDA
U.S.	$63.4	$14.4
International	22.8	10.8
Total Adjusted EBITDA	$86.2	$25.2

Capital expenditures
U.S.	$22.7	$14.0
International	3.6	4.7
Total Capital expenditures	$26.3	$18.7

The following table sets forth a reconciliation of net loss to Adjusted EBITDA for Holdings:

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(2.5)	$(72.5)
Add (deduct):
Income tax benefit	(3.9)	(1.8)
Interest expense (1)	36.8	38.1
Other (income) expense, net (2)	(1.9)	3.2
Cash distributions from equity investees (3)	—	0.6
Depreciation and amortization	54.9	61.7
Impairment of other assets	0.7	—
(Gain) loss on disposal of assets and other	0.3	(6.9)
Non-cash rent expense	(3.9)	(2.3)
Share based awards compensation expense	5.7	5.1
Adjusted EBITDA	$86.2	$25.2
(1)
Includes amortization of debt issuance costs and amortization of accumulated (gains) losses for amended swap agreements.
(2)
Includes interest income, foreign currency exchange (gain) loss, interest expense - NCM and equity in loss of affiliates.
(3)
Reflects cash distributions received from equity investees that were recorded as a reduction of the respective investment balances. These distributions are reported entirely within the U.S. operating segment.

Financial Information About Geographic Areas

Below is a breakdown of selected financial information for the Company by geographic area:

	Three Months Ended
	March 31,
Revenue	2023	2022
U.S.	$481.7	$373.7
Brazil	44.5	33.1
Other international countries	87.1	55.4
Eliminations	(2.6)	(1.7)
Total	$610.7	$460.5

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

	As of	As of
Theatre properties and equipment, net	March 31, 2023	December 31, 2022
U.S.	$1,047.7	$1,075.3
Brazil	50.6	49.5
Other international countries	105.8	107.3
Total	$1,204.1	$1,232.1

17.
Related Party Transactions

The Company manages a theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, who is Lee Roy Mitchell’s son-in-law and Kevin Mitchell’s brother-in-law. Lee Roy Mitchell, our founder, owns, both directly and indirectly, approximately 8.5% of Holdings’ common stock and Kevin Mitchell is a member of Holdings’ Board of Directors. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenue. The Company recorded $0.1 and $0.1 of management fee revenue during the three months ended March 31, 2023 and 2022, respectively. All such amounts are included in the condensed consolidated statements of income (loss), with the intercompany amounts eliminated in consolidation.

Walter Hebert, Lee Roy Mitchell’s brother-in-law, previously served as the Executive Vice President – Purchasing of the Company and retired in July 2021. Mr. Hebert served as a consultant until July 2022. During the three months ended March 31, 2022, the Company paid Mr. Hebert $0.1 related to consulting services.

The Company leases 12 theatres from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Holdings' directors and is an officer of the general partner of Syufy. For the three months ended March 31, 2023 and 2022, the Company paid total rent of $5.5 and $5.6, respectively, to Syufy. CUSA provides digital equipment support to drive-in theatres owned by Syufy. The Company recorded management fees related to these services of $0.00 and $0.03 during the three months ended March 31, 2023 and 2022, respectively.

The Company has a 50% voting interest in FE Concepts, a joint venture with AWSR, an entity owned by Lee Roy Mitchell and Tandy Mitchell. FE Concepts operates a family entertainment center that offers bowling, gaming, movies and other amenities. CUSA has a theatre services agreement with FE Concepts under which the Company receives service fees for providing film booking and equipment monitoring services for the facility. The Company recorded management fees of $0.02 and $0.02 related to these services during the three months ended March 31, 2023 and 2022, respectively.

18.
Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings arising from the ordinary course of its business operations, such as personal injury claims, employment matters, patent claims, landlord-tenant disputes, contractual disputes with landlords over certain termination rights and other contractual disputes, some of which are covered by insurance. The Company believes its potential liability with respect to proceedings currently pending is not material, individually or in the aggregate, to the Company’s financial position, results of operations and cash flows.

Cinemark Holdings, Inc., et al vs Factory Mutual Insurance Company. The Company filed suit on November 18, 2020, in the District Court, 471st Judicial District, Collin County, Texas. On December 22, 2020, the case was moved to the US District Court for the Eastern District of Texas, Sherman Division. The Company submitted a claim under its property insurance policy issued by Factory Mutual Insurance Company (the “FM Policy”) for losses sustained as a result of the closure of the Company’s theatres due to the COVID-19 pandemic. Factory Mutual Insurance Company (“FM”) denied the Company’s claim. The Company is seeking damages resulting from FM’s breach of contract, FM’s bad faith conduct and a declaration of the parties’ rights under the FM Policy. The Company cannot predict the outcome of this litigation. The District Court granted FM’s motion for summary judgment. The Company has filed a motion for reconsideration with the District Court.

Lakeenya Neal, et al v. Cinemark Holdings, Inc., et al. This class action lawsuit was filed against the Company on December 10, 2021, in the Central District of Los Angeles County Superior Court of the State of California alleging certain violations of the Fair and Accurate Credit Transactions Act. The plaintiffs voluntarily dismissed this case.

Gerardo Rodriguez, individually and on behalf of a class of all others similarly situated vs Cinemark USA, Inc. and Cinemark Holdings, Inc., et al. This class action lawsuit was filed against the Company on February 24, 2023 in the Cook County Circuit Court

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

in Illinois alleging violation of the Fair and Accurate Credit Transactions Act. The Company firmly maintains that the allegations are without merit and will vigorously defend itself against the lawsuit. The Company cannot predict the outcome of this litigation.

19.
Subsequent Events

On April 11, 2023 NCM filed a petition for reorganization under Chapter 11 of the United States Bankruptcy code. NCMI expects to continue to manage NCM, the “debtor in possession”, under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtor in possession under the Bankruptcy Code, NCM is authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

On May 1, 2023 the Company redeemed $100 in principal amount of its 8.75% Secured Notes plus accrued interest thereon for $106.6 in cash. Following the redemption, $150 in aggregate principal amount of the 8.75% Secured Notes remains outstanding. See Note 7 for discussion of the 8.75% Senior Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes and schedules included elsewhere in this report. Amounts included in the following discussion, except for screens, average screens, average ticket price and concessions revenue per patron, are rounded in millions.

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, and Paraguay. The Company closed its one theatre in Curacao in January 2023 and our theatres in Ecuador are currently held for sale. See Note 6 to the condensed consolidated financial statements for a discussion of the Ecuador theatre assets held for sale. As of March 31, 2023, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 16 to the condensed consolidated financial statements.

The impact of COVID-19 had an unprecedented impact on the theatrical exhibition industry. While the industry has made significant progress in its recovery from the pandemic, its ongoing recovery will be contingent upon several key factors, including the volume of new film content available, the box office performance of new film content released, the duration of the exclusive theatrical release window, and evolving consumer behavior with competition from other forms of in-and-out-of-home entertainment.

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

Films leading the box office during the three months ended March 31, 2023 included the carryover of Avatar: The Way of Water and Puss in Boots: The Last Wish, as well as new releases including M3GAN, Ant-Man and the Wasp: Quantumania, Creed III and John Wick 4. Films currently scheduled for release during the remaining nine months of 2023 include The Super Mario Bros. Movie, Guardians of the Galaxy Vol. 3, Fast X, The Little Mermaid, Spider-man: Across the Spider-verse, Elemental, The Flash, Indiana Jones and the Dial of Destiny, Mission Impossible: Dead Reckoning Part One, The Marvels, Barbie, Oppenheimer, Dune Part Two, Hunger Games: The Ballad of Songbirds and Snakes, and Aquaman and the Lost Kingdom, among other films.

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

Utilities and other costs include both fixed and variable costs and primarily consist of utilities, property taxes, janitorial costs, credit card fees, third party ticket sales commissions, repairs and maintenance expenses, security services, and projection and sound equipment maintenance expenses.

General and administrative expenses to support the overall management of the Company are primarily fixed in nature with certain variable expenses. Fixed expenses include salaries, wages and benefits costs for our corporate office personnel, facility expenses for our corporate and other offices, software license and maintenance costs and audit fees. Some variable expenses may include incentive compensation, consulting and legal fees, supplies, and other costs that are not specifically associated with the operations of our theatres.

Recent Developments

NCM Bankruptcy Proceeding - On April 11, 2023 NCM filed a petition for reorganization under Chapter 11 of the United States Bankruptcy code. NCMI expects to continue to manage NCM, the “debtor in possession”, under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtor in possession under the Bankruptcy Code, NCM is authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. See Part II - Other Information - Item 1A. Risk Factors.

Partial Redemption 8.75% Secured Notes - On May 1, 2023 the Company redeemed $100 million in principal amount of its 8.75% Secured Notes plus accrued interest thereon for $106.6 million in cash. Following the redemption, $150 millon in aggregate principal amount of the 8.75% Secured Notes remains outstanding. See Liquidity and Capital Resources - 8.75% Secured Notes.

Results of Operations

The following table sets forth, for the periods indicated, the amounts for certain items reflected in the operating income (loss) of Holdings along with each of those items as a percentage of revenue.

	Three Months Ended
	March 31,
	2023	2022
Operating data (in millions):
Revenue
Admissions	$311.0	$235.8
Concession	235.8	173.0
Other	63.9	51.7
Total revenue	$610.7	$460.5
Cost of operations
Film rentals and advertising	166.7	127.6
Concession supplies	43.6	30.0
Salaries and wages	86.2	79.8
Facility lease expense	79.5	73.7
Utilities and other	103.8	86.9
General and administrative expenses (1)	46.5	40.7
Depreciation and amortization	54.9	61.7
Impairment of other assets	0.7	—
(Gain) loss on disposal of assets and other	0.3	(6.9)
Total cost of operations (1)	582.2	493.5
Operating income (loss) (1)	$28.5	$(33.0)

Operating data as a percentage of total revenue:
Revenue
Admissions	50.9%	51.2%
Concession	38.6%	37.6%
Other	10.5%	11.2%
Total revenue	100.0%	100.0%
Cost of operations (2)
Film rentals and advertising	53.6%	54.1%
Concession supplies	18.5%	17.3%
Salaries and wages	14.1%	17.3%
Facility lease expense	13.0%	16.0%
Utilities and other	17.0%	18.9%
General and administrative expenses	7.6%	8.8%
Depreciation and amortization	9.0%	13.4%
Impairment of other assets	0.1%	—%
(Gain) loss on disposal of assets and other	—%	(1.5)%
Total cost of operations	95.3%	107.2%
Operating income (loss)	4.7%	(7.2)%
Average screen count (3)	5,837	5,859
(1)
The only difference between components of operating income (loss) for Holdings, as presented above, and those of CUSA is incremental general and administrative expense recognized by Holdings. The following table sets forth, for the periods indicated, the amounts for general and administrative expense, total cost of operations and operating loss of CUSA:

	Three Months Ended
	March 31,
	2023	2022
Operating data (in millions):
Cost of operations
General and administrative expenses	$45.6	$39.9
Total cost of operations	$581.3	$492.7
Operating income (loss)	$29.4	$(32.2)
(2)
All costs are expressed as a percentage of total revenue, except film rentals and advertising, which are expressed as a percentage of admissions revenue, and concession supplies, which are expressed as a percentage of concession revenue.
(3)
Average screen count is calculated based on the average of month end screen counts.

Three months ended March 31, 2023 (the “2023 period”) versus the three months ended March 31, 2022 (the “2022 period”)

2023 Period - The North American Industry box office generated approximately $1.8 billion during the 2023 period, which included the carryover success of Avatar: The Way of Water and Puss in Boots: The Last Wish as well as new releases including M3GAN, Ant-Man and the Wasp: Quantumania, Creed III and John Wick 4.

2022 Period - The North American Industry box office generated approximately $1.3 billion during the 2022 period, which included blockbuster films such as The Batman and Uncharted, as well as the sustained performance of the 2021 release of Spider-Man: No Way Home.

Revenue. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenue.

	U.S. Operating Segment		International Operating Segment			Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,			Three Months Ended March 31,
	2023	2022	2023	2022	Constant Currency (3) 2023	2023	2022
Admissions revenue	$244.7	$191.8	$66.3	$44.0	$78.6	$311.0	$235.8
Concession revenue	186.8	141.1	49.0	31.9	58.6	235.8	173.0
Other revenue (1)	47.6	39.1	16.3	12.6	19.7	63.9	51.7
Total revenue (1)	$479.1	$372.0	$131.6	$88.5	$156.9	$610.7	$460.5
Attendance	25.2	20.7	17.7	12.4		42.9	33.1
Average ticket price (2)	$9.71	$9.27	$3.75	$3.55	$4.44	$7.25	$7.12
Concession revenue per patron (2)	$7.41	$6.82	$2.77	$2.57	$3.31	$5.50	$5.23
(1)
U.S. operating segment revenue includes eliminations of intercompany transactions with the international operating segment. See Note 16 to the condensed consolidated financial statements.
(2)
Average ticket price is calculated as admissions revenue divided by attendance. Concession revenue per patron is calculated as concession revenue divided by attendance.
(3)
Constant currency revenue amounts, which are non-GAAP measurements, were calculated using the average exchange rate for the corresponding month for 2022. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time in accordance with U.S. GAAP. Significant changes in foreign currency exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance that excludes the impact of foreign currency fluctuations.
•
U.S. Attendance increased 21.7% to 25.2 million patrons during the 2023 period compared with 20.7 million patrons during the 2022 period due to a more consistent cadence of new film releases with broad consumer appeal. Average ticket price increased 4.7% to $9.71 during the 2023 period compared with $9.27 during the 2022 period driven by strategic pricing initiatives and higher premium format attendance mix. Concession revenue per patron increased 8.7% to $7.41 during the 2023 period compared with $6.82 during the 2022 period primarily driven by strategic pricing initiatives. Other revenue for the 2023 period increased 21.7% to $47.6 million compared with $39.1 million during the 2022 period primarily due to attendance growth, which drove an increase in transaction fees, promotional revenue and screen advertising.
•
International. Attendance increased 42.7% to 17.7 million patrons during the 2023 period compared with 12.4 million patrons during the 2022 period due to a more consistent cadence of new film releases with broad consumer appeal. Average ticket price was $3.75 as reported, $4.44 in constant currency, compared with the 2022 period of $3.55. The increase in average ticket price in constant currency was primarily due to inflationary pricing actions. Concession revenue per patron was $2.77 as reported, $3.31 in constant currency, for the 2023 period compared with $2.57 for the 2022 period. The increase in concession revenue per patron in constant currency was due to inflationary pricing actions. Other revenue for the 2023 period increased 29.4% to $16.3 million compared with $12.6 million during the 2022 period primarily due to higher attendance, which drove an increase in membership revenue, screen advertising, transaction fees and promotional revenue.

Cost of Operations. The table below, presented by reportable operating segment, summarizes certain of our theatre operating costs for the periods presented.

	U.S. Operating Segment		International Operating Segment			Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,			Three Months Ended March 31,
	2023	2022	2023	2022	Constant Currency (1) 2023	2023	2022
Film rentals and advertising	$133.5	$106.2	$33.2	$21.4	$39.8	$166.7	$127.6
Concession supplies	$32.9	$22.9	$10.7	$7.1	$12.9	$43.6	$30.0
Salaries and wages	$71.5	$67.1	$14.7	$12.7	$17.6	$86.2	$79.8
Facility lease expense	$62.0	$62.5	$17.5	$11.2	$19.9	$79.5	$73.7
Utilities and other	$80.5	$68.1	$23.3	$18.8	$27.6	$103.8	$86.9
(1)
Constant currency expense amounts, which are non-GAAP measurements, were calculated using the average exchange rate for the corresponding month for 2022. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time in accordance with U.S. GAAP. Significant changes in foreign currency exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance that excludes the impact of foreign currency fluctuations.

•
U.S. Film rentals and advertising costs for the 2023 period were 54.6% of admissions revenue compared with 55.4% for the 2022 period due to a decrease in promotion and advertising costs, offset by the higher volume and box office success of new film content released. Concession supplies expense for the 2023 period was 17.6% of concession revenue compared with 16.2% of concession revenue for the 2022 period. The increase in the concession supplies rate for the 2023 period was due to inflationary pressures on certain concession categories, partially offset by the impact of strategic pricing initiatives on concession revenue.

Salaries and wages increased to $71.5 million for the 2023 period compared with $67.1 million for the 2022 period as a result of higher attendance, expanded operating hours and wage rate increases. Facility lease expense, which is primarily fixed in nature, was relatively flat compared to the 2022 period, decreasing 0.8% to $62.0 million. Utilities and other costs increased to $80.5 million, as many of these costs, such as utilities costs, credit card transaction fees, repairs and maintenance and security costs, are variable in nature and were impacted by the increase in attendance and inflationary pressures.

•
International. Film rentals and advertising costs for the 2023 period were 50.1% of admissions revenue compared with 48.6% for the 2022 period primarily due to the higher volume and box office success of new film content released. Concession supplies expense was 21.8% of concessions revenue for the 2023 period compared with 22.3% of concession revenue for the 2022 period. The decrease in the concession supplies rate was primarily driven by the impact of strategic pricing initiatives on concession revenue.

Salaries and wages increased to $14.7 million as reported for the 2023 period due to wage rate increases, higher attendance, and expanded operating hours. Facility lease expense increased to $17.5 million as reported for the 2023 period due to higher percentage rent driven by higher revenue and the return of certain minimum rent thresholds compared with the 2022 period. Utilities and other costs increased to $23.3 million as reported, as many of these costs are variable in nature, such as credit card and other transaction fees, screen advertising commissions, janitorial costs and repairs and maintenance, and were impacted by inflation and the significant increase in attendance for the 2023 period. These expenses, as reported, were also impacted by exchange rate fluctuations in each of the countries in which we operate.

General and Administrative Expense. General and administrative expense for Holdings increased to $46.5 million for the 2023 period compared with $40.7 million for the 2022 period. General and administrative expense attributable to CUSA increased to $45.6 million for the 2023 period compared with $39.9 million for the 2022 period. The increase for both Holdings and CUSA is primarily due to higher staffing levels, wages inflation, an increase in share-based compensation expense and a continued shift to cloud-based software.

Depreciation and Amortization. Depreciation and amortization expense decreased to $54.9 million for the 2023 period compared with $61.7 million for the 2022 period primarily due to the impairment of theatre assets during 2022 and the impact of foreign currency exchange rates.

Impairment of Other Assets. We recorded an impairment of our investment in NCMI of $0.7 for the 2023 period due to the prolonged recovery of NCM's business from the COVID-19 pandemic. For further discussion, see Note 8 to the condensed consolidated financial statements. There were no asset impairment charges on assets held and used for the 2023 or 2022 period.

(Gain) Loss on Disposal of Assets and Other. A loss on disposal of assets and other of $0.3 million was recorded for the 2023 period compared with a gain of $6.9 million for the 2022 period. Activity for the 2022 period was primarily related to the sale of excess land parcels.

Interest Expense. Interest expense for Holdings, which includes amortization of debt issuance costs and amortization of accumulated gains for swap amendments, was $36.8 million during the 2023 period compared with $38.1 million for the 2022 period. The interest expense attributable to CUSA, which includes amortization of debt issuance costs and amortization of accumulated losses for swap amendments, was $30.8 million during the 2023 period compared with $32.1 million for the 2022 period. See further discussion at Liquidity and Capital Resources - Financing Activities below.

Equity in Loss of Affiliates. Equity in loss of affiliates of $2.1 million was recorded during the 2023 period compared with $2.2 million during the 2022 period. See Notes 8 and 9 to the condensed consolidated financial statements for information about our equity investments.

Income Taxes - Holdings. An income tax benefit of $3.9 million was recorded for the 2023 period compared with an income tax benefit of $1.8 million for the 2022 period. The effective tax rate was approximately 60.5% for the 2023 period compared with 2.4% for the 2022 period. The effective tax rate was favorably impacted by the use of certain foreign tax credits for which valuation allowances had been established in prior periods. For the 2023 period, we utilized the annual effective tax rate (“AETR”) method to calculate our interim tax provision. However, in the 2022 period, we recorded the interim tax provision using the discrete method as allowed by ASC Topic 740-270-30-18, Income Taxes Interim Reporting. We used the discrete method rather than the AETR method due to significant variations in income tax expense relative to changes (increases or decreases) in estimated pretax earnings. Use of the AETR method would have resulted in an unreliable tax rate in the prior period. Income tax provisions for interim (quarterly) periods are generally based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Income Taxes - CUSA. An income tax benefit of $8.5 million was recorded for the 2023 period compared with an income tax benefit of $6.5 million for the 2022 period. The effective tax rate was approximately 387.6% for the 2023 period compared with 9.6% for the 2022 period. The effective tax rate was favorably impacted by the use of certain foreign tax credits for which valuation allowances had been established in prior periods. For the 2023 period, we utilized the AETR method to calculate our interim tax provision. However, in the 2022 period, we recorded the interim tax provision using the discrete method as allowed by ASC Topic 740-270-30-18, Income Taxes Interim Reporting. We used the discrete method rather than the AETR method due to significant variations in income tax expense relative to changes (increases or decreases) in estimated pretax earnings. Use of the AETR method would have resulted in an unreliable tax rate in the prior period. Income tax provisions for interim (quarterly) periods are generally based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenue in cash, mainly through box office receipts and the sale of concessions. Our revenue is generally received in cash prior to the payment of related expenses; therefore, we have an operating “float” and historically have not required traditional working capital financing. However, our working capital position will fluctuate based on seasonality, the timing and volume of new film content, the timing of interest payments on our long-term debt as well as timing of payment of other operating expenses that are paid annually or semi-annually, such as property and other taxes and incentive bonuses. We believe our existing cash and expected cash flows from operations will be sufficient to meet our working capital, capital expenditures, and expected cash requirements from known contractual obligations for the next twelve months and beyond.

Cash provided by operating activities was $7.9 million for Holdings and $15.7 million for CUSA for the three months ended March 31, 2023, compared with cash used for operating activities of $118.8 million for Holdings and $108.5 million for CUSA for the three months ended March 31, 2022. The increase in cash provided by operating activities was primarily driven by the timing and level of revenue earned during each period and the timing of payments to vendors for expenses incurred during each period.

Investing Activities

Investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings, remodels and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $26.3 million and $8.1 million for the three months ended March 31, 2023 and 2022, respectively. The increase in cash used for investing activities was primarily due to higher capital expenditures in 2023 and proceeds from the sale of excess land parcels recognized during the three months ended March 31, 2022

Below is a summary of capital expenditures, disaggregated by new and existing theatres, for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,
	2023	2022
New theatres	$1.3	$6.6
Existing theatres	25.0	12.1
Total capital expenditures	$26.3	$18.7

We operated 516 theatres with 5,833 screens worldwide as of March 31, 2023. Theatres and screens opened and closed during the three months ended March 31, 2023 were as follows:

	January 1, 2023	Built	Closed	March 31, 2023
U.S. (42 states)
Theatres	318	—	(1)	317
Screens	4,399	—	(8)	4,391

International (14 countries)
Theatres	200	—	(1)	199
Screens	1,448	—	(6)	1,442

Worldwide
Theatres	518	—	(2)	516
Screens	5,847	—	(14)	5,833

As of March 31, 2023, the following signed commitments were outstanding:

	Theatres (1)	Screens (1)	Estimated Remaining Investment (2)
Remainder of 2023
U.S.	—	—	$3.5
International	1	4	7.8
Total	1	4	$11.3

Subsequent to 2023
U.S.	4	42	$27.9
International	2	13	1.9
Total	6	55	$29.8

Total commitments at March 31, 2023	7	59	$41.1
(1)
Based on the expected theatre opening date.
(2)
Approximately $11.3 million is to be paid during the remainder of 2023 and $23.8 million and $6.0 million is expected to be paid during 2024 and 2025, respectively. The timing of payments is subject to change in the event of construction or other delays.

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

Financing Activities

Cash used for financing activities was $4.9 million and $8.6 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in cash used for financing activities was primarily due to proceeds from a sale leaseback transaction recognized during the three months ended March 31, 2023.

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

See Note 7 for a summary of long-term debt outstanding as of March 31, 2023 for Holdings and CUSA.

Contractual Obligations

There have been no material changes in the contractual obligations previously disclosed in “Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed February 24, 2023.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

4.50% Convertible Senior Notes

On August 21, 2020, Holdings issued $460.0 million 4.50% convertible senior notes (the “4.50% Convertible Senior Notes”). The notes will mature on August 15, 2025, unless earlier repurchased or converted. Interest on the notes is payable on February 15 and August 15 of each year.

Holders of the 4.50% Convertible Senior Notes may convert their 4.50% Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding May 15, 2025 only under the following circumstances: (1) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Holdings’ common stock and the conversion rate on each such trading day; (2) if Holdings distributes to all or substantially all stockholders (i) rights, options or warrants entitling them to purchase shares at a discount to the recent average trading price of Holdings’ common stock (including due to a stockholder rights plan) or (ii) Holdings’ assets or securities or rights, options or warrants to purchase the same with a per share value exceeding 10% of the trading price of Holdings’ common stock; or (3) upon the occurrence of specified corporate events as described further in the indenture. Beginning May 15, 2025, holders may convert their notes at any time prior to the close of business on the third scheduled trading day immediately preceding the maturity date, or during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of Holdings’ common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to $18.66 per share (130% of the initial conversion price of $14.35 per share), on each applicable trading day. Upon conversion of the 4.50% Convertible Senior Notes, Holdings will pay or deliver cash, shares of its common stock or a combination of cash and shares of its common stock, at its election.

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

The 4.50% Convertible Notes are effectively subordinated to any of Holdings’, or its subsidiaries’, existing and future secured debt to the extent of the value of the assets securing such indebtedness, including obligations under the Credit Agreement. The 4.50% Convertible Notes are structurally subordinated to all existing and future debt and other liabilities, including trade payables, and including CUSA’s 8.75% Secured Notes due 2025, 5.25% Senior Notes due 2028 and 5.875% Senior Notes due 2026, or, collectively, CUSA’s senior notes (but excluding all obligations under the Credit Agreement, as defined below, which are guaranteed by Holdings). The 4.50% Convertible Notes rank equally in right of payment with all existing and future unsubordinated debt, including all obligations under the Credit Agreement, which such Credit Agreement is guaranteed by Holdings, and senior in right of payment to any future debt that is expressly subordinated in right of payment to the 4.50% Convertible Notes. The 4.50% Convertible Notes are not guaranteed by any of Holdings' subsidiaries.

Senior Secured Credit Facility

CUSA has a senior secured credit facility that includes a $700.0 million term loan and a $100.0 million revolving line of credit (the “Credit Agreement”). Under the amended Credit Agreement, quarterly principal payments of $1.6 million are due on the term loan through December 31, 2024, with a final principal payment of $613.4 million due on March 29, 2025. CUSA had $100.0 million of available borrowing capacity on the revolving line of credit as of March 31, 2023.

Interest on the term loan accrues at CUSA's option at: (A) the base rate equal to the greater of (1) the US “Prime Rate” as quoted in The Wall Street Journal or, if no such rate is quoted therein, in a Federal Reserve Board statistical release, (2) the federal funds effective rate plus 0.50%, and (3) a one-month Eurodollar-based rate plus 1.0%, plus, in each case, a margin of 0.75% per annum, or (B) a Eurodollar-based rate for a period of 1, 2, 3, 6, 9 or 12 months plus a margin of 1.75% per annum. Interest on the revolving line of credit accrues, at our option, at: (A) a base rate equal to the greater of (1) the US “Prime Rate” as quoted in The Wall Street Journal or if no such rate is quoted therein, in a Federal Reserve Board statistical release, (2) the federal funds effective rate plus 0.50%, and (3) a one-month Eurodollar-based rate plus 1.0%, plus, in each case, a margin that ranges from 0.50% to 1.25% per annum, or (B) a Eurodollar-based rate for a period of 1, 2, 3, 6, 9 or 12 months plus a margin that ranges from 1.50% to 2.25% per annum. The margin of the revolving line of credit is determined by the consolidated net senior secured leverage ratio as defined in the Credit Agreement.

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

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on CUSA’s ability, and in certain instances, its subsidiaries’ and Holdings' ability, to consolidate or merge or liquidate, wind up or dissolve; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends or repurchase stock; and make capital expenditures and investments. If CUSA has borrowings outstanding on the revolving credit line, it is required to satisfy a consolidated net senior secured leverage ratio covenant as defined in the Credit Agreement, not to exceed 4.25 to 1. CUSA’s actual ratio as of March 31, 2023 was 2.2 to 1.

The dividend restriction contained in the Credit Agreement prevents Holdings and certain of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) Holdings is not in default, and the distribution would not cause CUSA to be in default, under the Credit Agreement; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the Holdings' board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Holdings or CUSA as common equity since December 18, 2012, (b) CUSA's consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Credit Agreement, and (c) certain other defined amounts, or collectively, the Applicable Amount. As of March 31, 2023, CUSA could have distributed up to approximately $2.87 billion to its parent company and sole stockholder, Holdings.

We have three interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the term loan outstanding under the Credit Agreement. See Note 7 to the condensed consolidated financial statements for discussion of the interest rate swaps.

As of March 31, 2023, there was $624.9 million outstanding under the term loan and no borrowings were outstanding under the $100.0 million revolving line of credit. The average interest rate on outstanding term loan borrowings under the Credit Agreement as of March 31, 2023 was approximately 4.6% per annum, after giving effect to the interest rate swap agreements.

5.875% Senior Notes

On March 16, 2021, CUSA issued $405.0 million aggregate principal amount of 5.875% senior notes due 2026, at par value (the “5.875% Senior Notes”). Interest on the 5.875% Senior Notes is payable on March 15 and September 15 of each year. The 5.875% Senior Notes mature on March 15, 2026.

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

5.25% Senior Notes

On June 15, 2021, CUSA issued $765.0 million aggregate principal amount of 5.25% senior notes due 2028, at par value (the “5.25% Senior Notes”). Interest on the 5.25% Senior Notes is payable on January 15 and July 15 of each year, beginning January 15, 2022. The 5.25% Senior Notes mature on July 15, 2028.

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

8.75% Secured Notes

On April 20, 2020, CUSA issued $250.0 million 8.75% senior secured notes (the “8.75% Secured Notes”). The 8.75% Secured Notes will mature on May 1, 2025. Interest on the 8.75% Secured Notes is payable on May 1 and November 1 of each year.

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

On March 30, 2023, CUSA sent a notice of optional partial redemption to Computershare Trust Services, N.A. (successor to Wells Fargo Bank, N.A.) (the “Trustee”) to redeem $100 million in principal amount of the 8.75% Secured Notes on May 1, 2023 (the “Redemption Date”) at a cash redemption price equal to 102.188% of the principal amount redeemed plus any accrued and unpaid interest thereon to the Redemption Date. Following the redemption, $150 million in aggregate principal amount of the 8.75% Secured Notes will remain outstanding. See further discussion at Note 19 to the condensed consolidated financial statements for the three months ended March 31, 2023.

Borrowings of International Subsidiaries

As of March 31, 2023, certain of the Company’s international subsidiaries have aggregate borrowings of $9.7 million outstanding under various local bank loans. In conjunction with these borrowings, the Company was required to deposit cash into a collateral account to support the issuance of letters of credit to the lenders. The total amount on deposit as of March 31, 2023 was $10.8 million and is considered restricted cash.

Covenant Compliance

The indentures governing the 5.875% Senior Notes, the 5.25% Senior Notes and the 8.75% Secured Notes ("the indentures") contain covenants that limit, among other things, the ability of CUSA and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of March 31, 2023, CUSA could have distributed up to approximately $3.2 billion to its parent company and sole stockholder, Holdings, under the terms of the indentures, subject to its available cash and other borrowing restrictions outlined in the indentures. Upon a change of control, as defined in the indentures, CUSA would be required to make an offer to repurchase the 5.875% Senior Notes, the 5.25% Senior Notes and the 8.75% Secured Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indentures allow CUSA to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of March 31, 2023 was 3.1 to 1.

See discussion of dividend restrictions and the net senior secured leverage ratio under the Credit Agreement at Senior Secured Credit Facility above.

As of March 31, 2023, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The Company currently has variable rate debt. An increase or decrease in interest rates would affect its interest expense related to this variable rate debt. At March 31, 2023, we had an aggregate of $184.6 million of variable rate debt outstanding, after giving effect to the interest rate swaps. Based on the interest rates in effect on the variable rate debt outstanding at March 31, 2023 a 100 basis point increase in market interest rates would increase our annual interest expense by $1.8 million.

The tables below provide information about Holdings' and CUSA’s fixed rate and variable rate long-term debt agreements as of March 31, 2023. Holdings’ long-term debt agreements include fixed rate and variable rate long-term debt of CUSA which is guaranteed by Holdings.

Holdings Debt

	Expected Maturity for the Twelve Months Ending March 31,								Average
	(in millions)								Interest
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value	Rate
Fixed rate	$100.0	$450.0	$1,015.0	$—	$—	$765.0	$2,330.0	$2,327.8	5.3%
Variable rate	10.1	169.7	1.4	1.4	1.4	0.6	184.6	182.0	6.5%
Total debt (1)	$110.1	$619.7	$1,016.4	$1.4	$1.4	$765.6	$2,514.6	$2,509.8
(1)
Amounts are presented before adjusting for debt issuance costs.

CUSA Debt

	Expected Maturity for the Twelve Months Ending March 31,								Average
	(in millions)								Interest
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value	Rate
Fixed rate	$100.0	$450.0	$555.0	$—	$—	$765.0	$1,870.0	$1,743.7	5.5%
Variable rate	10.1	169.7	1.4	1.4	1.4	0.6	184.6	182.0	6.5%
Total debt (1)	$110.1	$619.7	$556.4	$1.4	$1.4	$765.6	$2,054.6	$1,925.7
(1)
Amounts are presented before adjusting for debt issuance costs.

Interest Rate Swap Agreements

All of the interest rate swap agreements qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on each of Holdings’ and CUSA’s condensed consolidated balance sheet as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive loss. See Note 7 to the condensed consolidated financial statements for further discussion of the interest rate swap agreements.

Foreign Currency Exchange Rate Risk

There have been no material changes in foreign currency exchange rate risk previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed February 24, 2023.

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2023, under the supervision and with the participation of Holdings’ and CUSA’s principal executive officer and principal financial officer, Holdings and CUSA carried out an evaluation required by the Exchange Act of the effectiveness of the design and operation of their respective disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, Holdings’ and CUSA’s principal executive officer and principal financial officer concluded that, as of March 31, 2023, each of Holdings’ and CUSA’s respective disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by each of Holdings and CUSA in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to Holdings’ and CUSA’s management, including Holdings’ and CUSA’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in Holdings’ and CUSA’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, Holdings’ and CUSA’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than the discussion at Note 18, there have been no material changes from legal proceedings previously reported under “Business – Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed February 24, 2023.

Item 1A. Risk Factors

Other than as set forth below, we believe there have been no material changes in our risk factors from those disclosed in “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed February 24, 2023.

We may not be able to generate additional revenue or continue to realize value from our investment in NCM.

As of March 31, 2023, we owned 43.7 million common shares in National Cinemedia, Inc. (“NCMI”), which represented an ownership interest in NCM of approximately 25.4%. CUSA receives monthly theatre access and advertising fees under an Exhibitor Services Agreement with NCM, and CUSA has received quarterly distributions of excess cash from NCM pursuant to NCM’s operating agreement. During the years ended December 31, 2020, 2021 and 2022, Holdings and CUSA each recorded approximately $36.0 million, $44.1 million and $52.2 million in other revenue related to NCM, respectively, $14.1 million, $0.2 million and $0 million in cash distributions recorded as a reduction of the investment in NCM, respectively, and $7.0 million, $0.1 million and $0 in cash distributions in excess of the investment in NCM, respectively. On February 23, 2023 and March 23, 2023, we redeemed 42.0 million and 1.7 million common units, respectively, of NCM for an equal number of common shares in NCMI. Distributions of excess cash from NCM to its members, including NCMI, were restricted through December 2023 in accordance with the credit agreement amendment NCM entered into with its lenders, and NCMI has suspended its dividend. Cinema advertising is a small component of the U.S. advertising market and therefore, NCM competes with larger, more established and well-known media platforms such as broadcast radio and television, cable and satellite television, outdoor advertising and Internet portals. In-theatre advertising may not continue to attract advertisers or NCM’s in-theatre advertising format may not continue to be received favorably by theatre patrons. If NCM is unable to continue to generate consistent advertising revenue, its results of operations may be adversely affected and our investment in NCMI may be adversely impacted. NCM has a substantial amount of indebtedness and has been significantly impacted by the COVID-19 pandemic. On April 11, 2023, NCM commenced a Chapter 11 bankruptcy proceeding. Our Exhibitor Services Agreement may be rejected or renegotiated as a result of the bankruptcy proceeding, and we may lose all of our equity in NCMI. Additionally, Cineworld Group plc (“Cineworld”) (the parent company of Regal Entertainment, Inc. (“Regal”)), filed for bankruptcy under Chapter 11 in September 2022. As part of that bankruptcy proceeding, Cineworld has filed motions to reject Regal’s Exhibitor Services Agreement with NCM. If the rejection of the Exhibitor Services Agreement is approved, or if Regal closes or disposes of a significant number of theatres, NCM’s advertising revenue will be adversely impacted.

NCMI’s stock price was $0.13 per share at March 31, 2023, which was significantly below the Company’s carrying value of NCMI per common share. As a result of the decrease in stock price and the prolonged recovery of NCM’s business, during the quarter ended March 31, 2023 we wrote-down CUSA’s investment in NCM by $0.7 million to its estimated fair value. Since NCM's revenues are primarily dependent on theatre attendance, future NCM revenues and future dividends from NCMI will depend on the continued recovery of the motion picture exhibition industry.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) In the first quarter of 2023, Holdings purchased shares of its common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan
January 1 through January 31	1.55	$11.16	—	—
February 1 through February 28	168.67	$12.12	—	—
March 1 through March 31	0.21	$13.42	—	—
Total	170.43		—	—

(1) Represents shares of Holdings’ common stock (in thousands) repurchased in January, February and March of 2023 to satisfy employee tax-withholding obligations upon vesting in restricted stock and performance stock units. See Note 10 to the condensed consolidated financial statements.

For a description of limitations on the payment of Holdings’ dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Item 5. Other Information

Supplemental Schedules Specified by the Senior Notes Indentures

As required by the indentures governing CUSA’s 5.875% Senior Notes, 5.25% Senior Notes and 8.75% Senior Secured Notes, collectively “the senior notes”, CUSA has included in this filing, interim financial information for its subsidiaries that have been designated as unrestricted subsidiaries, as defined by the indentures. As required by these indentures, CUSA has included an unaudited condensed consolidating balance sheet and unaudited condensed consolidating statements of loss, comprehensive loss and cash flows for CUSA. See Liquidity and Capital Resources at Part I - Item 2 for discussion of the senior notes, including relevant covenants and restrictions. The following supplementary schedules separately identify CUSA’s restricted subsidiaries and unrestricted subsidiaries as required by the indentures.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2023

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$303.6	$107.1	—	$410.7
Other current assets	346.2	(105.0)	(9.3)	231.9
Total current assets	649.8	2.1	(9.3)	642.6
Theatre properties and equipment, net	1,204.1	—	—	1,204.1
Operating lease right-of-use assets, net	1,067.8	—	—	1,067.8
Other assets	1,714.1	277.0	(377.5)	1,613.6
Total assets	$4,635.8	$279.1	$(386.8)	$4,528.1
Liabilities and equity
Current liabilities
Current portion of long-term debt	$110.0	—	—	$110.0
Current portion of operating lease obligations	217.7	—	—	217.7
Current portion of finance lease obligations	14.5	—	—	14.5
Current income tax payable	5.2	—	—	5.2
Accounts payable and accrued expenses	399.8	—	(9.3)	390.5
Total current liabilities	747.2	—	(9.3)	737.9
Long-term liabilities
Long-term debt, less current portion	2,188.0	—	(264.5)	1,923.5
Operating lease obligations, less current portion	935.8	—	—	935.8
Finance lease obligations, less current portion	84.4	—	—	84.4
Other long-term liabilities and deferrals	438.6	11.1	—	449.7
Total long-term liabilities	3,646.8	11.1	(264.5)	3,393.4
Commitments and contingencies
Equity	241.8	268.0	(113.0)	396.8
Total liabilities and equity	$4,635.8	$279.1	$(386.8)	$4,528.1

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED MARCH 31, 2023

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Revenue	$610.7	$—	$—	$610.7
Cost of operations
Theatre operating costs	479.8	—	—	479.8
General and administrative expenses	45.6	—	—	45.6
Depreciation and amortization	54.9	—	—	54.9
Impairment of other assets	—	0.7	—	0.7
Loss on disposal of assets and other	0.3	—	—	0.3
Total cost of operations	580.6	0.7	—	581.3
Operating income (loss)	30.1	(0.7)	—	29.4
Interest expense	(31.5)	—	0.7	(30.8)
Equity in income (loss) of affiliates	0.3	(2.4)	—	(2.1)
Interest expense - NCM	(5.7)	—	—	(5.7)
Other income	6.0	1.7	(0.7)	7.0
Total other expense	(30.9)	(0.7)	—	(31.6)
Loss before income taxes	(0.8)	(1.4)	—	(2.2)
Income tax benefit	(7.8)	(0.7)	—	(8.5)
Net income (loss)	7.0	(0.7)	—	6.3
Less: Net income attributable to noncontrolling interests	0.6	—	—	0.6
Net income (loss) attributable to Cinemark USA, Inc.	$6.4	$(0.7)	$—	$5.7

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2023

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Net income (loss)	$7.0	$(0.7)	$—	$6.3
Other comprehensive income, net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	(3.4)	—	—	(3.4)
Foreign currency translation adjustments	8.1	—	—	8.1
Total other comprehensive income, net of tax	4.7	—	—	4.7
Total comprehensive income (loss), net of tax	11.7	(0.7)	—	11.0
Comprehensive income attributable to noncontrolling interests	(0.6)	—	—	(0.6)
Comprehensive income (loss) attributable to Cinemark USA, Inc.	$11.1	$(0.7)	$—	$10.4

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2023

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Operating activities
Net income (loss)	$7.0	$(0.7)	$—	$6.3
Adjustments to reconcile net loss to cash provided by operating activities	54.4	3.1	—	57.5
Changes in assets and liabilities	(46.6)	(1.5)	—	(48.1)
Net cash provided by operating activities	14.8	0.9	—	15.7
Investing activities
Additions to theatre properties and equipment	(26.3)	—	—	(26.3)
Net cash used for investing activities	(26.3)	—	—	(26.3)
Financing activities
Restricted stock withholdings for payroll taxes	(2.0)	—	—	(2.0)
Repayments on long-term debt	(2.6)	—	—	(2.6)
Payments on finance leases	(3.5)	—	—	(3.5)
Other financing activities	3.2	—	—	3.2
Net cash used for financing activities	(4.9)	—	—	(4.9)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	—	—	(1.1)
Increase (decrease) in cash and cash equivalents	(17.5)	0.9	—	(16.6)
Cash and cash equivalents:
Beginning of year	321.1	106.2	—	427.3
End of year	$303.6	$107.1	$—	$410.7

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

Item 6. Exhibits

3.2

Second Amended and Restated Bylaws of Cinemark Holdings, Inc. dated March 27, 2023 (incorporated by reference to Exhibit 3.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed March 27, 2023)

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
**101

The following material from the combined Cinemark Holdings, Inc. and Cinemark USA, Inc. Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith:

(i)
Cinemark Holdings, Inc. Condensed Consolidated Balance Sheets
(ii)
Cinemark Holdings, Inc. Condensed Consolidated Statements of Loss
(iii)
Cinemark Holdings, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss)
(iv)
Cinemark Holdings, Inc. Condensed Consolidated Statements of Cash Flows
(v)
Cinemark Holdings, Inc. Condensed Consolidated Statements of Equity
(vi)
Cinemark USA, Inc. Condensed Consolidated Balance Sheets
(vii)
Cinemark USA, Inc. Condensed Consolidated Statements of Income (Loss)
(viii)
Cinemark USA, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss)
(ix)
Cinemark USA, Inc. Condensed Consolidated Statements of Cash Flows
(x)
Cinemark USA, Inc. Condensed Consolidated Statements of Equity
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

CINEMARK HOLDINGS, INC. CINEMARK USA, INC.
Registrants

DATE:	May 5, 2023

/s/ Sean Gamble
Sean Gamble
Chief Executive Officer

/s/ Melissa Thomas
Melissa Thomas
Chief Financial Officer