Form 10-Q
period 2023-06-30
Cinemark Holdings, Inc.; CINEMARK USA INC /TX
filed 2023-08-04
CIK 1385280, 885975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Cinemark Holdings, Inc. Yes ☐ No ☒

Cinemark USA, Inc. Yes ☐ No ☒

As of July 28, 2023, 121,633,590 shares of common stock, $0.001 par value per share, of Cinemark Holdings, Inc. were issued and outstanding.

As of July 28, 2023, 1,500 shares of Class A common stock, $0.01 par value per share, and 182,648 shares of Class B common stock, no par value per share, of Cinemark USA, Inc. were outstanding and held by Cinemark Holdings, Inc.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data, unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$758.0	$674.5
Inventories	27.5	23.7
Accounts receivable	86.0	69.6
Current income tax receivable	45.2	45.1
Prepaid expenses and other	58.7	50.7
Total current assets	975.4	863.6
Theatre properties and equipment, net of accumulated depreciation of $2,268.7 and $2,165.7	1,187.9	1,232.1
Operating lease right-of-use assets, net	1,050.4	1,102.7
Other long-term assets
Goodwill	1,255.9	1,250.9
Intangible assets, net	303.9	304.6
Investment in NCMI/NCM	14.9	9.6
Investments in affiliates	23.9	22.6
Deferred charges and other assets, net	34.5	31.6
Total other long-term assets	1,633.1	1,619.3
Total assets	$4,846.8	$4,817.7
Liabilities and equity
Current liabilities
Current portion of long-term debt	$8.1	$10.7
Current portion of operating lease obligations	218.7	219.3
Current portion of finance lease obligations	14.7	14.4
Current income tax payable	2.5	3.2
Accounts payable and accrued expenses	500.7	460.9
Total current liabilities	744.7	708.5
Long-term liabilities
Long-term debt, less current portion	2,390.3	2,474.0
Operating lease obligations, less current portion	917.2	970.6
Finance lease obligations, less current portion	80.5	88.0
Long-term deferred tax liability	36.4	33.7
Long-term liability for uncertain tax positions	45.7	47.9
NCM screen advertising advances	333.4	338.2
Other long-term liabilities	43.8	37.3
Total long-term liabilities	3,847.3	3,989.7
Equity
Cinemark Holdings, Inc.'s stockholders' equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 127,566,149 shares issued and 121,631,775 shares outstanding at June 30, 2023 and 126,082,187 shares issued and 120,403,833 shares outstanding at December 31, 2022	0.1	0.1
Additional paid-in-capital	1,231.8	1,219.3
Treasury stock, 5,934,374 and 5,678,354 shares, at cost, at June 30, 2023 and December 31, 2022, respectively	(97.8)	(95.4)
Accumulated deficit	(544.6)	(660.6)
Accumulated other comprehensive loss	(344.8)	(353.2)
Total Cinemark Holdings, Inc.'s stockholders' equity	244.7	110.2
Noncontrolling interests	10.1	9.3
Total equity	254.8	119.5
Total liabilities and equity	$4,846.8	$4,817.7

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in millions, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Admissions	$478.4	$381.9	$789.4	$617.7
Concession	373.4	286.0	609.2	459.0
Other	90.5	76.2	154.4	127.9
Total revenue	$942.3	$744.1	$1,553.0	$1,204.6
Cost of operations
Film rentals and advertising	278.0	222.6	444.7	350.2
Concession supplies	67.4	52.5	111.0	82.5
Salaries and wages	112.1	100.2	198.3	180.0
Facility lease expense	87.0	80.3	166.5	154.0
Utilities and other	120.2	106.5	224.0	193.4
General and administrative expenses	50.0	48.2	96.5	88.9
Depreciation and amortization	52.8	61.0	107.7	122.7
Impairment of long-lived and other assets	9.4	92.3	10.1	92.3
Restructuring costs	—	(0.2)	—	(0.2)
Gain on disposal of assets and other	(3.0)	(0.7)	(2.7)	(7.6)
Total cost of operations	773.9	762.7	1,356.1	1,256.2
Operating income (loss)	168.4	(18.6)	196.9	(51.6)
Other income (expense)
Interest expense	(37.1)	(38.1)	(73.9)	(76.2)
Interest income	13.0	3.1	24.9	4.7
Loss on debt extinguishment and refinancing	(10.7)	—	(10.7)	—
Foreign currency and other related gain (loss)	(6.2)	(3.1)	(8.4)	0.1
Interest expense - NCM	(5.7)	(5.9)	(11.4)	(11.7)
Equity in income (loss) of affiliates	1.8	(5.5)	(0.3)	(7.7)
Unrealized gain on investment in NCMI	9.2	—	9.2	—
Total other expense	(35.7)	(49.5)	(70.6)	(90.8)
Income (loss) before income taxes	132.7	(68.1)	126.3	(142.4)
Income tax expense	12.3	4.7	8.4	2.9
Net income (loss)	$120.4	$(72.8)	$117.9	$(145.3)
Less: Net income attributable to noncontrolling interests	1.3	0.6	1.9	2.1
Net income (loss) attributable to Cinemark Holdings, Inc.	$119.1	$(73.4)	$116.0	$(147.4)

Weighted average shares outstanding
Basic	119.1	118.2	118.9	118.0
Diluted	151.7	118.2	151.5	118.0
Income (loss) per share attributable to Cinemark Holdings, Inc.'s common stockholders
Basic	$0.98	$(0.61)	$0.96	$(1.23)
Diluted	$0.80	$(0.61)	$0.82	$(1.23)

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$120.4	$(72.8)	$117.9	$(145.3)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	2.6	4.2	(0.8)	22.6
Foreign currency translation adjustments	4.1	(15.7)	12.2	(1.3)
Total other comprehensive income (loss), net of tax	$6.7	$(11.5)	$11.4	$21.3
Total comprehensive income (loss), net of tax	127.1	(84.3)	129.3	(124.0)
Comprehensive income attributable to noncontrolling interests	(1.3)	(0.6)	(1.9)	(2.1)
Comprehensive income (loss) attributable to Cinemark Holdings, Inc.	$125.8	$(84.9)	$127.4	$(126.1)

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, unaudited)

							Total
						Accumulated	Cinemark
	Common Stock			Additional		Other	Holdings, Inc's
	Shares		Treasury	Paid-in-	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Total
	Issued	Amount	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2023	126.1	$0.1	$(95.4)	$1,219.3	$(660.6)	$(353.2)	$110.2	$9.3	$119.5
Restricted stock forfeitures and stock withholdings related to share based awards that vested during the three months ended March 31, 2023	—	—	(2.1)	—	—	—	(2.1)	—	(2.1)
Issuance of stock upon vesting of performance stock units	0.1	—	—	—	—	—	—	—	—
Issuance of share based awards and share based awards compensation expense	1.3	—	—	5.7	—	—	5.7	—	5.7
Net (loss) income	—	—	—	—	(3.1)	—	(3.1)	0.6	(2.5)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	(1.5)	(1.5)	—	(1.5)
Other comprehensive income	—	—	—	—	—	4.7	4.7	—	4.7
Balance at March 31, 2023	127.5	$0.1	$(97.5)	$1,225.0	$(663.7)	$(350.0)	$113.9	$9.9	$123.8
Restricted stock forfeitures and stock withholdings related to share based awards that vested during the three months ended June 30, 2023	—	—	(0.3)	—	—	—	(0.3)	—	(0.3)
Issuance of share based awards and share based awards compensation expense	0.1	—	—	6.8	—	—	6.8	—	6.8
Net income	—	—	—	—	119.1	—	119.1	1.3	120.4
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1.1)	(1.1)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	(1.5)	(1.5)	—	(1.5)
Other comprehensive income	—	—	—	—	—	6.7	6.7	—	6.7
Balance at June 30, 2023	127.6	$0.1	$(97.8)	$1,231.8	$(544.6)	$(344.8)	$244.7	$10.1	$254.8

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY, CONT’D

(in millions, unaudited)

							Total
						Accumulated	Cinemark
	Common Stock			Additional		Other	Holdings, Inc's
	Shares		Treasury	Paid-in-	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Total
	Issued	Amount	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2022	125.1	$0.1	$(91.1)	$1,197.8	$(389.4)	$(394.5)	$322.9	$11.6	$334.5
Restricted stock forfeitures and stock withholdings related to share based awards that vested during the three months ended March 31, 2022	—	—	(1.6)	—	—	—	(1.6)	—	(1.6)
Issuance of stock upon vesting of performance stock units	0.1	—	—	—	—	—	—	—	—
Issuance of share based awards and share based awards compensation expense	0.7	—	—	5.1	—	—	5.1	—	5.1
Net (loss) income	—	—	—	—	(74.0)	—	(74.0)	1.5	(72.5)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	1.1	1.1	—	1.1
Other comprehensive income	—	—	—	—	—	32.8	32.8	—	32.8
Balance at March 31, 2022	125.9	$0.1	$(92.7)	$1,202.9	$(463.4)	$(360.6)	$286.3	$13.1	$299.4
Restricted stock forfeitures and stock withholdings related to share based awards that vested during the three months ended June 30, 2022	—	—	(0.5)	—	—	—	(0.5)	—	(0.5)
Issuance of share based awards and share based awards compensation expense	0.2	—	—	6.0	—	—	6.0	—	6.0
Net (loss) income	—	—	—	—	(73.4)	—	(73.4)	0.6	(72.8)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3.0)	(3.0)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	1.1	1.1	—	1.1
Other comprehensive loss	—	—	—	—	—	(11.5)	(11.5)	—	(11.5)
Balance at June 30, 2022	126.1	$0.1	$(93.2)	$1,208.9	$(536.8)	$(371.0)	$208.0	$10.7	$218.7
The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income (loss)	$117.9	$(145.3)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation	106.6	121.4
Amortization of intangible and other assets	1.1	1.3
Loss on debt extinguishment and refinancing	10.7	—
Amortization of original issue discount and debt issuance costs	5.3	5.4
Interest accrued on NCM screen advertising advances	11.4	11.7
Amortization of NCM screen advertising advances and other deferred revenue	(16.2)	(16.3)
Amortization of accumulated (gains) losses for amended swap agreements	(3.1)	2.2
Impairment of long-lived and other assets	10.1	92.3
Share based awards compensation expense	12.5	11.1
Gain on disposal of assets and other	(2.7)	(7.6)
Unrealized gain on investment in NCMI	(9.2)	—
Non-cash rent expense	(8.4)	(4.7)
Equity in loss of affiliates	0.3	7.7
Deferred income tax expense (benefit)	2.0	(0.9)
Distributions from equity investees	1.6	1.5
Changes in assets and liabilities and other	11.2	(33.7)
Net cash provided by operating activities	251.1	46.1

Investing activities
Additions to theatre properties and equipment	(54.6)	(40.6)
Proceeds from sale of theatre properties and equipment and other	—	11.8
Net cash used for investing activities	(54.6)	(28.8)

Financing activities
Proceeds from refinancing of senior secured credit facility	640.2	—
Repayment of term loan upon refinancing of senior secured credit facility	(624.9)	—
Redemption of 8.75% Secured Notes	(102.2)	—
Payment of debt issuance costs	(7.5)	—
Payment of fees on refinancing of senior secured credit facility	(2.6)	—
Other repayments of long-term debt	(6.4)	(6.9)
Restricted stock withholdings for payroll taxes	(2.4)	(2.1)
Payments on finance leases	(7.1)	(7.2)
Other financing activities	2.1	(3.0)
Net cash used for financing activities	(110.8)	(19.2)

Effect of exchange rate changes on cash and cash equivalents	(2.2)	(10.3)

Increase (decrease) in cash and cash equivalents	83.5	(12.2)

Cash and cash equivalents:
Beginning of period	674.5	707.3
End of period	$758.0	$695.1

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

* * * * * * * *

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data, unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$515.7	$427.3
Inventories	27.5	23.7
Accounts receivable	85.3	69.0
Current income tax receivable	45.2	45.1
Prepaid expenses and other	58.7	50.7
Accounts receivable from parent	61.0	53.4
Total current assets	793.4	669.2
Theatre properties and equipment, net of accumulated depreciation of $2,268.7 and $2,165.7	1,187.9	1,232.1
Operating lease right-of-use assets, net	1,050.4	1,102.7
Other long-term assets
Goodwill	1,255.9	1,250.9
Intangible assets, net	303.9	304.6
Investment in NCMI/NCM	14.9	9.6
Investments in affiliates	23.9	22.6
Deferred charges and other assets, net	34.5	31.6
Total other long-term assets	1,633.1	1,619.3
Total assets	$4,664.8	$4,623.3
Liabilities and equity
Current liabilities
Current portion of long-term debt	$8.1	$10.7
Current portion of operating lease obligations	218.7	219.3
Current portion of finance lease obligations	14.7	14.4
Current income tax payable	2.5	3.2
Accounts payable and accrued expenses	492.6	452.7
Total current liabilities	736.6	700.3
Long-term liabilities
Long-term debt, less current portion	1,937.6	2,023.0
Operating lease obligations, less current portion	917.2	970.6
Finance lease obligations, less current portion	80.5	88.0
Long-term deferred tax liability	41.1	36.1
Long-term liability for uncertain tax positions	45.7	47.9
NCM screen advertising advances	333.4	338.2
Other long-term liabilities	43.8	37.3
Total long-term liabilities	3,399.3	3,541.1
Equity
Cinemark USA, Inc.'s stockholder's equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49.5	49.5
Treasury stock, 57,245 Class B shares at cost	(24.2)	(24.2)
Additional paid-in-capital	1,491.4	1,479.5
Accumulated deficit	(650.0)	(775.9)
Accumulated other comprehensive loss	(347.9)	(356.3)
Total Cinemark USA, Inc.'s stockholder's equity	518.8	372.6
Noncontrolling interests	10.1	9.3
Total equity	528.9	381.9
Total liabilities and equity	$4,664.8	$4,623.3

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Admissions	$478.4	$381.9	$789.4	$617.7
Concession	373.4	286.0	609.2	459.0
Other	90.5	76.2	154.4	127.9
Total revenue	942.3	744.1	1,553.0	1,204.6
Cost of operations
Film rentals and advertising	278.0	222.6	444.7	350.2
Concession supplies	67.4	52.5	111.0	82.5
Salaries and wages	112.1	100.2	198.3	180.0
Facility lease expense	87.0	80.3	166.5	154.0
Utilities and other	120.2	106.5	224.0	193.4
General and administrative expenses	49.1	47.5	94.7	87.4
Depreciation and amortization	52.8	61.0	107.7	122.7
Impairment of long-lived and other assets	9.4	92.3	10.1	92.3
Restructuring costs	—	(0.2)	—	(0.2)
Gain on disposal of assets and other	(3.0)	(0.7)	(2.7)	(7.6)
Total cost of operations	773.0	762.0	1,354.3	1,254.7
Operating income (loss)	169.3	(17.9)	198.7	(50.1)
Other income (expense)
Interest expense	(31.0)	(32.0)	(61.8)	(64.1)
Interest income	10.1	2.7	19.3	4.3
Loss on debt extinguishment and refinancing	(10.7)	—	(10.7)	—
Foreign currency and other related gain (loss)	(6.2)	(3.1)	(8.4)	0.1
Interest expense - NCM	(5.7)	(5.9)	(11.4)	(11.7)
Equity in income (loss) of affiliates	1.8	(5.5)	(0.3)	(7.7)
Unrealized gain on investment in NCMI	9.2	—	9.2	—
Total other expense	(32.5)	(43.8)	(64.1)	(79.1)
Net income (loss) before income taxes	136.8	(61.7)	134.6	(129.2)
Income tax expense (benefit)	15.3	3.6	6.8	(2.9)
Net income (loss)	$121.5	$(65.3)	$127.8	$(126.3)
Less: Net income attributable to noncontrolling interests	1.3	0.6	1.9	2.1
Net income (loss) attributable to Cinemark USA, Inc.	$120.2	$(65.9)	$125.9	$(128.4)

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$121.5	$(65.3)	$127.8	$(126.3)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	2.6	7.0	(0.8)	21.6
Foreign currency translation adjustments	4.1	(15.7)	12.2	(1.3)
Total other comprehensive income (loss), net of tax	$6.7	$(8.7)	$11.4	$20.3
Total comprehensive income (loss), net of tax	128.2	(74.0)	139.2	(106.0)
Comprehensive income attributable to noncontrolling interests	(1.3)	(0.6)	(1.9)	(2.1)
Comprehensive income (loss) attributable to Cinemark USA, Inc.	$126.9	$(74.6)	$137.3	$(108.1)

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, unaudited)

									Total
	Class A		Class B					Accumulated	Cinemark
	Common Stock		Common Stock			Additional		Other	USA, Inc's
	Shares		Shares		Treasury	Paid-in-	Accumulated	Comprehensive	Stockholder's	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2023	—	$—	0.2	$49.5	$(24.2)	$1,479.5	$(775.9)	$(356.3)	$372.6	$9.3	$381.9
Share based awards compensation expense	—	—	—	—	—	5.4	—	—	5.4	—	5.4
Net income	—	—	—	—	—	—	5.7	—	5.7	0.6	6.3
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	—	—	(1.5)	(1.5)	—	(1.5)
Other comprehensive income	—	—	—	—	—	—	—	4.7	4.7	—	4.7
Balance at March 31, 2023	—	$—	0.2	$49.5	$(24.2)	$1,484.9	$(770.2)	$(353.1)	$386.9	$9.9	$396.8
Share based awards compensation expense	—	—	—	—	—	6.5	—	—	6.5	—	6.5
Net income	—	—	—	—	—	—	120.2	—	120.2	1.3	121.5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1.1)	(1.1)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	—	—	(1.5)	(1.5)	—	(1.5)
Other comprehensive income	—	—	—	—	—	—	—	6.7	6.7	—	6.7
Balance at June 30, 2023	—	$—	0.2	$49.5	$(24.2)	$1,491.4	$(650.0)	$(347.9)	$518.8	$10.1	$528.9

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY, CONT’D

(in millions, unaudited)

									Total
	Class A		Class B					Accumulated	Cinemark
	Common Stock		Common Stock			Additional		Other	USA, Inc's
	Shares		Shares		Treasury	Paid-in-	Accumulated	Comprehensive	Stockholder's	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2022	—	$—	0.2	$49.5	$(24.2)	$1,459.0	$(544.0)	$(397.0)	$543.3	$11.6	$554.9
Share based awards compensation expense	—	—	—	—	—	4.9	—	—	4.9	—	4.9
Net (loss) income	—	—	—	—	—	—	(62.5)	—	(62.5)	1.5	(61.0)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	—	1.1	1.1	—	1.1
Other comprehensive income	—	—	—	—	—	—	—	29.0	29.0	—	29.0
Balance at March 31, 2022	—	$—	0.2	$49.5	$(24.2)	$1,463.9	$(606.5)	$(366.9)	$515.8	$13.1	$528.9
Share based awards compensation expense	—	—	—	—	—	5.7	—	—	5.7	—	5.7
Net (loss) income	—	—	—	—	—	—	(65.9)	—	(65.9)	0.6	(65.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(3.0)	(3.0)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	—	1.1	1.1	—	1.1
Other comprehensive loss	—	—	—	—	—	—	—	(8.7)	(8.7)	—	(8.7)
Balance at June 30, 2022	—	$—	0.2	$49.5	$(24.2)	$1,469.6	$(672.4)	$(374.5)	$448.0	$10.7	$458.7
The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income (loss)	$127.8	$(126.3)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation	106.6	121.4
Amortization of intangible and other assets	1.1	1.3
Loss on debt extinguishment and refinancing	10.7	—
Amortization of original issue discount and debt issuance costs	3.5	3.7
Interest accrued on NCM screen advertising advances	11.4	11.7
Amortization of NCM screen advertising advances and other deferred revenue	(16.2)	(16.3)
Amortization of accumulated (gains) losses for amended swap agreements	(3.1)	2.2
Share based awards compensation expense	11.9	10.6
Impairment of long-lived and other assets	10.1	92.3
Gain on disposal of assets and other	(2.7)	(7.6)
Unrealized gain on investment in NCMI	(9.2)	—
Non-cash rent expense	(8.4)	(4.7)
Equity in loss of affiliates	0.3	7.7
Deferred income tax expense	4.3	1.0
Distributions from equity investees	1.6	1.5
Changes in assets and liabilities and other	6.3	(42.3)
Net cash provided by operating activities	256.0	56.2

Investing activities
Additions to theatre properties and equipment	(54.6)	(40.6)
Proceeds from sale of theatre properties and equipment and other	—	11.8
Net cash used for investing activities	(54.6)	(28.8)

Financing activities
Proceeds from refinancing of senior secured credit facility	640.2	—
Repayment of term loan upon refinancing of senior secured credit facility	(624.9)	—
Redemption of 8.75% Secured Notes	(102.2)	—
Payment of debt issuance costs	(7.5)	—
Payment of fees on refinancing of senior secured credit facility	(2.6)	—
Repayments of long-term debt	(6.4)	(6.9)
Restricted stock withholdings for payroll taxes	(2.4)	(2.1)
Payments on finance leases	(7.1)	(7.2)
Other financing activities	2.1	(3.0)
Net cash used for financing activities	(110.8)	(19.2)

Effect of exchange rate changes on cash and cash equivalents	(2.2)	(10.3)

Decrease in cash and cash equivalents	88.4	(2.1)

Cash and cash equivalents:
Beginning of period	427.3	442.7
End of period	$515.7	$440.6

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

The impact of the COVID-19 pandemic had an unprecedented impact on the theatrical exhibition industry. While the industry has made significant progress in its recovery from the pandemic, its ongoing recovery will be contingent upon several key factors, including the volume of new film content available, the box office performance of new film content released, the duration of the exclusive theatrical release window, and evolving consumer behavior with competition from other forms of in-and-out-of-home entertainment.

The accompanying condensed consolidated balance sheets of Holdings and CUSA as of December 31, 2022, each of which were derived from audited financial statements, and the unaudited condensed consolidated financial statements of Holdings and CUSA, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. Majority-owned subsidiaries that Holdings or CUSA, as applicable, has control of are consolidated while those investments in entities of which Holdings or CUSA, as applicable, owns between 20% and 50% and does not control, but has significant influence over the investee, are accounted for under the equity method. Investments in entities of which Holdings or CUSA, as applicable, owns between 20% and 50% and does not control or have significant influence over are accounted for under the fair value method. Investments in entities of which Holdings or CUSA, as applicable, owns less than 20% are generally accounted for under the cost method. The results of these subsidiaries and equity method investees are included in the condensed consolidated financial statements of Holdings and CUSA, as applicable, effective from their date of formation or from their date of acquisition. Intercompany balances and transactions are eliminated in consolidation.

These condensed consolidated financial statements of Holdings and CUSA should be read in conjunction with the audited annual consolidated financial statements of Holdings and CUSA and the notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed February 24, 2023 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be achieved for the full year.

2.
New Accounting Pronouncements

Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU 2020-04”), ASU 2021-01, Reference Rate Reform (Topic 848): Scope, (“ASU 2021-01”) and ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). The purpose of ASU 2020-04 is to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. More specifically, the amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2021-01 clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in ASU 2022-06 defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The amendments in ASU 2020-04 and ASU 2021-01 are effective as of March 12, 2020 through December 31, 2024. The Company applied the optional relief guidance prospectively to the modification of the reference rate

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

in its interest rate swap agreements from LIBOR to Term SOFR during the second quarter of 2023 (see Note 7). The application of the guidance did not have any impact on the Company’s condensed consolidated financial statements.

3.
Lease Accounting

The following table represents the Company’s aggregate lease costs, by lease classification, for the periods presented.

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Lease Cost	Classification	2023	2022	2023	2022
Operating lease costs
Equipment (1)	Utilities and other	$1.3	$1.0	$2.7	$1.6
Real Estate (1)	Facility lease expense	90.8	81.9	172.9	156.9
Total operating lease costs		$92.1	$82.9	$175.6	$158.5

Finance lease costs
Amortization of leased assets	Depreciation and amortization	$3.0	$3.2	$6.0	$6.3
Interest on lease liabilities	Interest expense	1.3	1.3	2.5	2.7
Total finance lease costs		$4.3	$4.5	$8.5	$9.0
(1)
Includes short-term lease payments, variable lease payments and office lease payments reflected in general and administrative expense as set forth in the following table for the periods presented:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Lease Cost	Classification	2023	2022	2023	2022
Operating lease costs
Equipment - Short-term lease payments	Utilities and other	$1.2	$0.9	$2.5	$1.4
Real Estate - Variable lease payments (1)	Facility lease expense	$20.1	$12.2	$32.8	$18.1
Real Estate - Office leases	General and administrative	$0.3	$0.4	$0.6	$0.7

(1) Represents lease payments that are based on a change in index, such as CPI or inflation, variable payments based on revenue or attendance and variable common area maintenance costs

The following table represents the minimum cash lease payments included in the measurement of lease liabilities and the non-cash addition of lease right-of-use assets for the periods presented.

	Six Months Ended
	June 30,
Other Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash outflows for operating leases	$140.3	$139.1
Cash outflows for finance leases - operating activities	$2.5	$2.7
Cash outflows for finance leases - financing activities	$7.1	$7.2
Non-cash amount of right-of-use assets obtained in exchange for:
Operating lease liability additions, net of write-offs	$46.3	$57.0

As of June 30, 2023, the Company had signed lease agreements with total noncancelable lease payments of approximately $56.4 related to theatre leases that had not yet commenced. The timing of lease commencement is dependent on the completion of construction of the related theatre facility. Additionally, these amounts are based on estimated square footage and costs to construct each facility and may be subject to adjustment upon final completion of each construction project. In accordance with ASC Topic 842, Leases, fixed minimum lease payments related to these theatres are not included in the right-of-use assets and lease liabilities as of June 30, 2023.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

4.
Revenue Recognition

The Company’s patrons have the option to purchase movie tickets well in advance of a movie showtime or right before the movie showtime, or at any point in between those two timeframes depending on seat availability. The Company recognizes such admissions revenue when the showtime for a purchased movie ticket has passed. Concession revenue is recognized when products are sold to the consumer, or if purchased in advance, based on the showtime associated with the customer’s movie ticket. Other revenue primarily consists of screen advertising, screen rental revenue, promotional income, studio trailer placements, revenue from electronic video games located in our theatres, and transactional fees. Except for National CineMedia, LLC (“NCM”) screen advertising advances discussed below in Note 8, these revenues are generally recognized when the Company has met its performance obligations. The Company sells gift cards and discount ticket vouchers called Supersavers, the proceeds from which are recorded as deferred revenue. Deferred revenue for gift cards and discount ticket vouchers is recognized when they are redeemed for concession items or, if redeemed for movie tickets, when the showtime has passed. The Company generally records breakage revenue on gift cards and discount ticket vouchers based on redemption activity and historical experience with unused balances. The Company offers a subscription program in the U.S. whereby patrons can pay a monthly or annual fee to receive a monthly credit for use towards a future movie ticket purchase. The Company records the subscription program fees as deferred revenue and records admissions revenue when the showtime for a movie ticket purchased with a credit has passed. The Company has loyalty programs in the U.S. and many of its international locations that either have a prepaid annual fee or award points to customers as purchases are made. For those loyalty programs that have a prepaid annual fee, the Company recognizes the fee collected as other revenue on a straight-line basis over the annual membership period. For those loyalty programs that award points to customers based on their purchases, the Company records a portion of the original transaction proceeds as deferred revenue based on the number of reward points issued to customers and recognizes the deferred revenue when the customer redeems such points. The value of loyalty points issued is based on the estimated fair value of the rewards offered. The Company records breakage revenue generally upon the expiration of loyalty points and subscription credits as the Company does not yet have sufficient historical data related to the redemption patterns for these programs to estimate breakage. Advances collected on concession and other contracts are deferred and recognized during the period in which the Company satisfies the related performance obligations, which may differ from the period in which the advances are collected.

Accounts receivable as of June 30, 2023 and December 31, 2022 included approximately $38.2 and $22.9, respectively, of receivables related to contracts with customers. The Company did not record any assets related to the costs to obtain or fulfill a contract with customers during the six months ended June 30, 2023.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Disaggregation of Revenue

The following tables present revenue disaggregated based on major type of good or service and by reportable operating segment.

	Three Months Ended			Six Months Ended
	June 30, 2023			June 30, 2023
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Admissions revenue	$373.4	$105.0	$478.4	$618.1	$171.3	$789.4
Concession revenue	296.3	77.1	373.4	483.1	126.1	609.2
Screen advertising, screen rental and promotional revenue (2)	24.7	13.5	38.2	46.5	22.8	69.3
Other revenue	40.5	11.8	52.3	66.3	18.8	85.1
Total revenue	$734.9	$207.4	$942.3	$1,214.0	$339.0	$1,553.0

	Three Months Ended			Six Months Ended
	June 30, 2022			June 30, 2022
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Admissions revenue	$309.7	$72.2	$381.9	$501.5	$116.2	$617.7
Concession revenue	234.6	51.4	286.0	375.7	83.3	459.0
Screen advertising, screen rental and promotional revenue (2)	21.4	11.3	32.7	40.1	19.4	59.5
Other revenue	35.1	8.4	43.5	55.5	12.9	68.4
Total revenue	$600.8	$143.3	$744.1	$972.8	$231.8	$1,204.6
(1)
U.S. segment revenue excludes intercompany transactions with the international operating segment. See Note 16 for the amount of intercompany eliminations for the periods presented.
(2)
Amount includes amortization of NCM screen advertising advances. See Screen Advertising Advances and Other Deferred Revenue below.

The following tables present revenue disaggregated based on timing of recognition and by reportable operating segment.

	Three Months Ended			Six Months Ended
	June 30, 2023			June 30, 2023
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$714.7	$192.8	$907.5	$1,162.5	$312.0	$1,474.5
Goods and services transferred over time (2)	20.2	14.6	34.8	51.5	27.0	78.5
Total	$734.9	$207.4	$942.3	$1,214.0	$339.0	$1,553.0

	Three Months Ended			Six Months Ended
	June 30, 2022			June 30, 2022
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$573.8	$129.8	$703.6	$922.1	$208.4	$1,130.5
Goods and services transferred over time (2)	27.0	13.5	40.5	50.7	23.4	74.1
Total	$600.8	$143.3	$744.1	$972.8	$231.8	$1,204.6
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
Amount includes amortization of NCM screen advertising advances. See Screen Advertising Advances and Other Deferred Revenue below.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Screen Advertising Advances and Other Deferred Revenue

The following table presents changes in the Company’s deferred revenue for the six months ended June 30, 2023.

	NCM screen advertising advances (1)	Other Deferred Revenue (2)
Balance at January 1, 2023	$338.2	$194.9
Amounts recognized as accounts receivable	—	0.8
Cash received from customers in advance	—	143.8
Interest accrued related to significant financing component	11.4	—
Revenue recognized during period	(16.2)	(145.6)
Foreign currency translation adjustments	—	(0.6)
Balance at June 30, 2023	$333.4	$193.3
(1)
See Note 8 for the maturity of NCM screen advertising advances as of June 30, 2023.
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

The table below summarizes the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of June 30, 2023 and when the Company expects to recognize this revenue.

	Twelve Months Ended June 30,
Remaining Performance Obligations	2024	2025	Thereafter	Total
Other deferred revenue	$170.9	$22.4	$—	$193.3

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

5.
Earnings (Loss) Per Share

The following table presents computations of basic and diluted earnings (loss) per share for Holdings:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to Cinemark Holdings, Inc.	$119.1	$(73.4)	$116.0	$(147.4)
(Income) loss allocated to participating share-based awards (1)	(2.3)	1.4	(1.9)	2.5
Basic net income (loss) attributable to common stockholders	$116.8	$(72.0)	$114.1	$(144.9)
Add: Interest expense on convertible notes, net of tax (3)	4.6	—	9.8	—
Diluted net income (loss) attributable to common stockholders	$121.4	$(72.0)	$123.9	$(144.9)

Denominator:
Basic weighted average shares outstanding	119.1	118.2	118.9	118.0
Common equivalent shares for restricted stock units (2)	0.6	—	0.6	—
Common equivalent shares for convertible notes (3)	32.0	—	32.0	—
Common equivalent shares for warrants (4)	—	—	—	—
Diluted weighted average shares outstanding	151.7	118.2	151.5	118.0

Basic earnings (loss) per share attributable to common stockholders	$0.98	$(0.61)	$0.96	$(1.23)
Diluted earnings (loss) per share attributable to common stockholders	$0.80	$(0.61)	$0.82	$(1.23)
(1)
For the three months ended June 30, 2023 and 2022, a weighted average of approximately 2.40 shares and 2.27 shares of restricted stock, respectively, were considered participating securities. For the six months ended June 30, 2023 and 2022, a weighted average of approximately 2.03 shares and 2.03 shares of restricted stock, respectively, were considered participating securities.
(2)
For the three months ended June 30, 2022, 0.25 common equivalent shares for restricted stock units, respectively, were excluded because they were anti-dilutive. For the six months ended June 30, 2022, approximately 0.28 common equivalent shares for restricted stock units, respectively, were excluded because they were anti-dilutive.
(3)
For the three and six months ended June 30, 2022 diluted loss per share excludes the conversion of the 4.50% Convertible Senior Notes into 32.0 shares of common stock, as they would be anti-dilutive. See further discussion below.
(4)
For all periods presented, diluted earnings (loss) per share excludes the warrants, as they would be anti-dilutive.

Share-based awards

Holdings considers its unvested share-based awards, which contain non-forfeitable rights to dividends, participating securities, and includes such participating securities in its computation of earnings (loss) per share pursuant to the two-class method. Basic earnings (loss) per share for the two classes of stock (common stock and unvested restricted stock) is calculated by dividing net income (loss) by the weighted average number of shares of common stock and unvested restricted stock outstanding during the reporting period. Diluted earnings (loss) per share is calculated using the weighted average number of shares of common stock plus the potentially dilutive effect of common equivalent shares outstanding determined under both the two-class method and the treasury stock method.

Convertible notes, hedges and warrants

The 4.50% Convertible Senior Notes, discussed further in Note 14 of the Company’s Annual Report on Form 10-K filed February 24, 2023, may be considered dilutive in periods in which Holdings has net income. The impact of such dilution on earnings per share is calculated under the if-converted method, which requires that all of the shares of Holdings' common stock issuable upon conversion of the 4.50% Convertible Senior Notes be included in the calculation of diluted earnings per share assuming conversion at the beginning of the reporting period. Also, the interest expense, net of tax, related to the 4.50% Convertible Senior Notes is excluded from the calculation of diluted net income (loss) attributable to common stockholders assuming conversion of the 4.50% Convertible Senior Notes at the beginning of the reporting period.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

The closing price of Holdings' common stock did not exceed the strike price of $18.66 per share (130% of the initial exercise price of $14.35 per share) during at least 20 of the last 30 trading days of the quarter ended June 30, 2023 and, therefore, the 4.50% Convertible Senior Notes will not be convertible during the third quarter of 2023. The if-converted value of the 4.50% Convertible Senior Notes, based on the weighted average closing price of Holdings common stock for the second quarter of 2023, was $13.5 less than the aggregate outstanding principal value of the notes as of June 30, 2023.

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

6.
Theatre Assets Held for Sale

During December 2022, the Company entered into a purchase and sale agreement for the sale of the stock of its Ecuador subsidiary. The transaction is expected to close during 2023, pending customary antitrust and regulatory approvals. See Note 19 for discussion of subsequent event related to this transaction. At June 30, 2023 and December 31, 2022, the assets and liabilities of the Ecuador subsidiary qualified as held for sale upon satisfaction of the criteria set forth in ASC 360-10-45-9 (205-20-45-1E), Property, Plant, and Equipment. The sale of the Ecuador subsidiary does not qualify as discontinued operations since it does not represent a strategic shift in the Company’s operations that will have a major effect on its results and operations. The following table presents the carrying value of Ecuador’s significant assets and liabilities as of the periods presented:

	June 30,	December 31,
	2023	2022
Theatre property and equipment, net	$5.5	$5.4
Operating lease right-of-use asset, net	3.4	2.9
Goodwill	4.2	4.2

Total assets	$17.1	$15.3
Total liabilities	$8.9	$8.5

The table below summarizes total revenue and operating income for the Ecuador subsidiary for the periods presented:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Total revenue	$6.1	$9.6
Operating income	$1.6	$1.5

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

7.
Long Term Debt

Long-term debt of Holdings consisted of the following for the periods presented:

	June 30,	December 31,
	2023	2022
Cinemark Holdings, Inc. 4.50% convertible senior notes due 2025	$460.0	$460.0
Cinemark USA, Inc. term loan due 2030	648.4	626.5
Cinemark USA, Inc. 8.75% senior secured notes due 2025	150.0	250.0
Cinemark USA, Inc. 5.875% senior notes due 2026	405.0	405.0
Cinemark USA, Inc. 5.25% senior notes due 2028	765.0	765.0
Other	8.0	10.1
Total long-term debt carrying value (1)	$2,436.4	$2,516.6
Less: Current portion	8.1	10.7
Less: Debt issuance costs and original issue discount, net of accumulated amortization (1)	38.0	31.9
Long-term debt, less current portion, net of unamortized debt issuance costs and original issue discount (1)	$2,390.3	$2,474.0
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

	June 30,	December 31,
	2023	2022
Total long-term debt carrying value	$1,976.4	$2,056.6
Less: Current portion	8.1	10.7
Less: Debt issuance costs and original issue discount, net of accumulated amortization	30.7	22.9
Long-term debt, less current portion, net of unamortized debt issuance costs and original issue discount	$1,937.6	$2,023.0

Senior Secured Credit Facility

On May 26, 2023, CUSA amended and restated its senior secured credit facility (the “Credit Agreement”) to provide for an aggregate principal amount of $775.0, consisting of a $650.0 term loan with a maturity date of May 24, 2030 and a $125.0 revolving credit facility with a maturity date of May 26, 2028. The term loan is subject to a springing maturity date of April 15, 2028 if CUSA’s 5.25% Senior Notes due 2028 have not been paid or refinanced as required under the Credit Agreement prior to such date. The revolving credit facility is subject to springing maturity dates of January 30, 2025, December 14, 2025 and April 15, 2028 if CUSA’s 8.75% Senior Secured Notes due 2025, 5.875% Senior Notes due 2026 and 5.25% Senior Notes due 2028 have not been paid or refinanced as required under the Credit Agreement prior to such dates, as more specifically described in the Credit Agreement.

CUSA used the $632.7 net proceeds of the borrowings under the Credit Agreement to fund the $628.3 repayment of the term loan outstanding under the Credit Agreement prior to the amendment and restatement and accrued interest thereon, and for other general corporate purposes.

Under the Credit Agreement, principal payments of $1.6 are due on the term loan quarterly through March 31, 2030, with a final principal payment of all remaining unpaid principal due on May 24, 2030.

The term loan was issued net of an original issue discount of $9.8. CUSA also incurred a total of approximately $10.1 in debt issuance costs in connection with the amendment, which are reflected in the condensed consolidated financial statements as follows: (i) $7.5 in debt issuance costs were capitalized and are reflected as a reduction of “Long-term debt, less current portion” on the Company’s condensed consolidated balance sheet; and (ii) $2.1 of fees paid to lenders and $0.5 of legal and other fees are included in “Loss on debt extinguishment and refinancing” in the Company’s condensed consolidated statement of income for the three and six months ended June 30, 2023. As a result of the amendment, CUSA also wrote-off $4.7 of unamortized debt issuance costs associated with exiting lenders of the refinanced Credit Agreement.

Interest on the term loan accrues, at CUSA's option, at either (i) a rate determined by reference to the secured overnight financing rate ("SOFR") as published by CME Group Benchmark Administration Limited and identified by Barclay's Bank PLC (the

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Administrative Agent) as the forward-looking term rate based on SOFR for a period of 1, 3, or 6 months (depending upon the Interest Period (as defined in the Credit Agreement) chosen by CUSA) (the "Term SOFR Rate"), subject to a floor of 0.50% per annum, plus an applicable margin of 3.75% per annum, or (ii) for any day, a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Reserve Bank of New York Rate in effect on such day, plus 1/2 of 1.00% and (c) the Term SOFR Rate for a one month Interest Period, as published two U.S. Government Securities Business Days prior to such day (or if such day is not a U.S. Government Securities Business Day, the immediately preceding U.S. Government Securities Business Day), plus 1.00% (this clause (ii), the "Alternate Base Rate"), subject in the case of this clause (ii) to a floor of 1.50% per annum, plus, in the case of this clause (ii), an applicable margin of 2.75%. The average interest rate on outstanding term loan borrowings under the Credit Agreement as of June 30, 2023 was approximately 6.8% per annum, after giving effect to the interest rate swap agreements discussed below.

Interest on revolving credit loans accrues, at CUSA's option, at either (i) the Term SOFR Rate plus an applicable margin that ranges from 3.00% to 3.50% per annum, or (ii) the Alternate Base Rate, subject, in the case of this clause (ii) to a floor of 1.00% per annum, plus, in the case of this clause (ii), an applicable margin that ranges from 2.00% to 2.50%. The applicable margin with respect to revolving credit loans is a function of the Consolidated Net Senior Secured Leverage Ratio as defined in the Credit Agreement. As of June 30, 2023, the applicable margin was 3.50%, however, there were no borrowings outstanding under the revolving line of credit. In addition, CUSA is required to pay a commitment fee on the revolving line of credit that accrues at a rate ranging from 0.20% to 0.375% per annum of the daily unused portion of the revolving line of credit. The commitment fee rate is a function of the Consolidated Net Senior Secured Leverage Ratio.

CUSA’s obligations under the Credit Agreement are guaranteed by Holdings and certain subsidiaries of Holdings other than CUSA (the “Other Guarantors”) and are secured by security interests in substantially all of CUSA’s, Holdings’ and the Other Guarantors’ personal property.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on the ability of Holdings, CUSA and their subsidiaries to: merge, consolidate, liquidate, or dissolve; sell, transfer or otherwise dispose of assets; create, incur or permit to exist certain indebtedness and liens; pay dividends, repurchase stock and make other Restricted Payments (as defined in the Credit Agreement); prepay certain indebtedness; make investments; enter into transactions with affiliates; and change the nature of their business. At any time that CUSA has revolving credit loans outstanding, it is not permitted to allow the Consolidated Net Senior Secured Leverage Ratio to exceed 3.5 to 1.0. As of June 30, 2023, there were no revolving credit loans outstanding under the revolving line of credit, and CUSA’s Consolidated Net Senior Secured Leverage Ratio was 0.6 to 1.0.

The Credit Agreement also includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, a change of control, material money judgments and failure to maintain security interests. If an event of default occurs, all commitments under the Credit Agreement may be terminated and all obligations under the Credit Agreement could be accelerated by the Lenders, causing all loans outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable.

The Restricted Payments covenant, as defined in the Credit Agreement generally does not limit the ability of Holdings and its subsidiaries to pay dividends and make other Restricted Payments if the Consolidated Net Total Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 2.75 to 1.00. If the Consolidated Net Total Leverage Ratio is greater than 2.75 to 1.00, but no greater than 5.00 to 1.00, Restricted Payments generally may be made in an aggregate amount not to exceed the Available Amount (as defined in the Credit Agreement), which is a function of CUSA’s Consolidated EBITDA minus 1.75 times its Consolidated Interest Expense (as such terms are defined in the Credit Agreement) and certain other factors as specified in the Credit Agreement. As of June 30, 2023, the Consolidated Net Total Leverage Ratio was 2.80 to 1.00. As of June 30, 2023, the Available Amount was $262.5. In addition, the Credit Agreement contains other baskets that allow certain Restricted Payments in excess of the Applicable Amount.

8.75% Secured Notes

On May 1, 2023, CUSA redeemed $100.0 in principal amount of the 8.75% Secured Notes plus accrued interest thereon for $106.6 in cash. Following the redemption, $150.0 in aggregate principal amount of the 8.75% Secured Notes remains outstanding. As a result of the redemption, CUSA recognized a loss on extinguishment of debt totaling $3.4, which includes a $2.2 premium paid on the redemption of bonds and a $1.2 write-off of unamortized debt issuance costs, and is reflected in “Loss on debt extinguishment and refinancing” in the Company’s condensed consolidated statement of income for the three and six months ended June 30, 2023. For additional discussion of the 8.75% Secured Notes, see Note 14 to the Company’s consolidated financial statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed February 24, 2023.

Interest Rate Swap Agreements

The Company’s interest rate swap agreements are used to hedge a portion of the interest rate risk associated with the variable interest rates on the Company’s term loan debt and qualify for cash flow hedge accounting. Effective May 31, 2023, in conjunction with

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

the amendment of its Credit Agreement, the Company amended its three then existing interest rate swap agreements to update the reference rate from LIBOR to Term SOFR, and the Company applied the optional relief provided in FASB ASC Topic 848 prospectively to account for this modification. Topic 848 provides optional expedients that allow an entity not to dedesignate an existing hedging relationship when critical terms of the agreement are modified, but rather allow an existing hedging relationship to continue when one or more of the critical terms in the existing hedging agreement change because of reference rate reform. Therefore, we did not dedesignate the hedging relationship due to the amendment of our existing interest rate swap agreements on May 31, 2023, and accumulated losses due to the fair value adjustments on the interest rate swaps remained in other comprehensive income.

Below is a summary of the Company's interest rate swap agreements, which are designated as cash flow hedges, as of June 30, 2023:

Notional					Estimated
Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	Fair Value (1)
$137.5	December 31, 2018	2.08%	1-Month Term SOFR	December 31, 2024	$5.9
$175.0	December 31, 2018	2.09%	1-Month Term SOFR	December 31, 2024	7.5
$137.5	December 31, 2018	2.15%	1-Month Term SOFR	December 31, 2024	5.8
				Total	$19.2
(1)
Approximately $14.3 of the total is included in prepaid expenses and other and $4.9 is included in deferred charges and other assets, net on the condensed consolidated balance sheet as of June 30, 2023.

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

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by ASC 820, Fair Value Measurement (“ASC Topic 820”). The table below presents the fair value of the Company's long-term debt as of the periods presented:

	As of
	June 30, 2023	December 31, 2022
Holdings fair value (1)	$2,496.8	$2,210.5
CUSA fair value	$1,868.2	$1,771.3
(1)
The fair value of the 4.50% convertible senior notes was $628.6 and $439.2 as of June 30, 2023 and December 31, 2022, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

8.
Investment in NCMI/NCM

Below is a summary of activity with NCMI and NCM included in each of Holdings' and CUSA's condensed consolidated financial statements:

	Investment in NCMI/NCM	NCM Screen Advertising Advances	Equity in Loss (2)	Other Revenue (3)	Interest Expense - NCM

Balance as of January 1, 2023	$9.6	$(338.2)	$—	$—	$—
Screen rental revenue earned under ESA (1)	—	—	—	(10.4)	—
Interest accrued related to significant financing component	—	(11.4)	—	—	11.4
Equity in loss (2)	(3.2)	—	(3.2)	—	—
Redemption of common units of NCM for common stock of NCMI (4)	—	—	—	—	—
Unrealized gain on fair market value adjustment of investment in NCMI (4)	9.2	—	—	—	—
Impairment of investment in NCMI	(0.7)	—	—	—	—
Amortization of screen advertising advances	—	16.2	—	(16.2)	—
Balance as of and for the six months ended June 30, 2023	$14.9	$(333.4)	$(3.2)	$(26.6)	$11.4
(1)
Amounts include the per patron and per digital screen theatre access fees, net of amounts due to NCM for on-screen advertising time provided to the Company's beverage concessionaire of approximately $4.5.
(2)
Equity in loss is recorded one month in arrears. See Investment in National CineMedia below for discussion of accounting for investment in NCMI.
(3)
The Company had a receivable from NCM of $10.4 as of June 30, 2023.
(4)
See Investment in National CineMedia below.

NCM operates a digital in-theatre network in the U.S. for providing cinema advertising. The Company has an investment in NCM’s parent National Cinemedia, Inc. (”NCMI”), and previously held an investment in NCM. See further discussion below under Investment in National CineMedia. The Company entered into an Exhibitor Services Agreement with NCM (“ESA”), pursuant to which NCM primarily provides advertising to our theatres through its branded “Noovie” pre-show entertainment program and also handles lobby promotions and displays for our theatres.

Investment in National CineMedia

On February 17, 2023, the Company delivered a redemption notice to NCM pursuant to the redemption right under its operating agreement with NCM to redeem approximately 42.0 of the Company’s 43.7 common units in NCM in exchange for approximately 42.0 newly issued shares of NCMI common stock, with a redemption date of February 23, 2023 (the “Redemption”). On March 20, 2023, the Company delivered a second redemption notice to NCM to redeem the Company’s remaining 1.7 common units in NCM in exchange for 1.7 newly issued shares of NCMI common stock, with a redemption date of March 23, 2023 (collectively with the February 23, 2023 redemption, the “Redemptions”). NCMI is a holding company and the sole manager of NCM. NCM comprises approximately the entire balance of NCMI’s assets, liabilities and operating cash flows. See Note 19 for discussion of subsequent event related to NCMI.

On April 11, 2023, NCM filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. NCMI expects to continue to manage NCM, the “debtor in possession,” under the jurisdiction of the bankruptcy court and in accordance with the applicable bankruptcy laws and orders of the bankruptcy court. In general, as debtor in possession under the Bankruptcy Code, NCM is authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the bankruptcy court. Due to NCM’s bankruptcy proceedings, the Company reassessed its rights and level of influence over NCM. The Company determined that effective April 11, 2023, the date NCM filed its bankruptcy petition, it no longer had significant influence over NCM and therefore ceased accounting for its investment in NCMI under the equity method of accounting in the second quarter of 2023. The Company now accounts for its investment in NCMI in accordance with the guidance set forth in FASB ASC Topic 321 Investments - Equity Securities, which requires the Company to measure its investment in common stock of NCMI at fair value and recognize unrealized holding gains and losses on its investment in earnings. The Company recognized an unrealized gain of $9.2 on its investment in NCMI in the Company’s condensed consolidated statement of income for the three and six months ended June 30, 2023.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

See Note 9 to the Company’s Annual Report on Form 10-K filed February 24, 2023 for additional discussion of the Company's investment in NCM.

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

In March 2023, NCM provided CUSA notice that is was entitled to 4.8 common units of NCM as part of the annual common unit adjustment. The issuance of these additional common units of NCM was stayed by NCM’s bankruptcy filing on April 11, 2023. In June 2023 the bankruptcy court issued an order cancelling the issuance of these common units of NCM and found that these common units were never issued.

Impairment of NCMI Investment

During the first quarter of 2023, the Company accounted for its investment in NCMI under the equity method of accounting, and therefore assessed its investment for other than temporary impairment. The Company recorded an impairment charge totaling $0.7 on its investment in NCMI during the first quarter of 2023 because the share price of NCMI was significantly below the Company’s carrying value of NCMI per common share and due to the lag in the pace of recovery pace of NCM’s business from the COVID-19 pandemic compared to that of the Company and the movie theatre industry.

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

As discussed in Note 9 to the Company’s Annual Report on Form 10-K filed February 24, 2023, the Company’s ESA with NCM includes an implied significant financing component, as per the guidance in ASC Topic 606, Revenue from Contracts with Customers. As a result of the significant financing component, the Company recognized incremental screen rental revenue and interest expense of $16.2 and $11.4, respectively, during the six months ended June 30, 2023 and incremental screen rental revenue and interest expense of $16.2 and $11.7 respectively, during the six months ended June 30, 2022. The interest expense was calculated using the Company's incremental borrowing rates at the time when the cash and each tranche of common units were received from NCM, which ranged from 4.4% to 8.3%.

The recognition of revenue related to the NCM screen advertising advances is recorded on a straight-line basis over the term of the amended ESA through February 2041. The table below summarizes when the Company expects to recognize this revenue:

	Twelve Months Ended June 30,
Remaining Maturity	2024	2025	2026	2027	2028	Thereafter	Total
NCM screen advertising advances (1)	$10.1	$10.8	$11.6	$12.4	$13.3	$275.2	$333.4
(1)
Amounts are net of the estimated interest to be accrued for the periods presented. See discussion of significant financing component below.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

9.
Investments in Affiliates

Below is a summary of the activity for each of the Company’s other investees and corresponding changes to the Company's investment balances during the six months ended June 30, 2023. See Note 10 to the consolidated financial statements in the Company’s Annual Report on Form 10-K filed February 24, 2023 for a further discussion of the Company’s investments in affiliates.

	AC JV, LLC	DCDC	FE Concepts	Other	Total
Balance at January 1, 2023	$4.2	$1.8	$16.5	$0.1	$22.6
Cash distributions received	(1.6)	—	—	—	(1.6)
Equity income	1.7	0.2	1.0	—	2.9
Balance at June 30, 2023	$4.3	$2.0	$17.5	$0.1	$23.9

Transactions with Other Investees

Below is a summary of transactions with each of the Company’s other investees for the three and six months ended June 30, 2023 and 2022:

		Three Months Ended		Six Months Ended
Investee	Transactions	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
AC JV, LLC	Event fees paid (1)	$4.4	$2.7	$7.4	$4.5
DCDC	Content delivery fees paid (1)	$0.2	$0.1	$0.3	$0.3
(1)
Included in film rentals and advertising costs on the condensed consolidated statements of income (loss).
10.
Treasury Stock and Share Based Awards

Treasury Stock - Holdings

Treasury stock represents shares of common stock repurchased by Holdings and not yet retired. The Company has applied the cost method in recording its treasury shares. Below is a summary of Holdings’ treasury stock activity for the six months ended June 30, 2023:

	Number of
	Treasury
	Shares	Cost
Balance at January 1, 2023	5.68	$95.4
Restricted stock withholdings (1)	0.19	2.4
Restricted stock forfeitures (2)	0.06	—
Balance at June 30, 2023	5.93	$97.8
(1)
Holdings withheld shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting in restricted stock and performance stock units. Holdings determined the number of shares to be withheld based upon market values of the common stock of Holdings on the vest dates, which ranged from $11.16 to $18.36 per share.
(2)
Holdings repurchased forfeited restricted shares at a cost of $0.001 per share in accordance with its 2017 Omnibus Plan.

As of June 30, 2023, Holdings had no plans to retire any shares of treasury stock.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Restricted Stock

Below is a summary of restricted stock activity for the six months ended June 30, 2023:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2023	1.85	$20.64
Granted	1.37	12.03
Vested	(0.70)	47.33
Forfeited	(0.07)	16.27
Outstanding at June 30, 2023	2.45	15.85
Unvested restricted stock at June 30, 2023	2.45

During the six months ended June 30, 2023, Holdings granted 1.37 shares of its restricted stock to certain CUSA employees and its directors. The fair value of the restricted stock granted was determined based on the closing price of Holdings' common stock on the grant dates, which ranged from $11.19 to $17.14 per share. Holdings assumed forfeiture rates for the restricted stock awards that ranged from 0% to 10%. The restricted stock granted during the six months ended June 30, 2023 vests over periods ranging from one to three years. The recipients of restricted stock are entitled to receive non-forfeitable dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock award activity recorded for the periods indicated.

	Six Months Ended June 30,
	2023	2022
Compensation expense recognized during the period:
CUSA employees	$7.7	$8.0
Holdings directors	0.6	0.5
Total recognized by Holdings	$8.3	$8.5

Fair value of restricted stock that vested during the period:
CUSA employees	$7.9	$7.2
Holdings directors	1.3	0.6
Holdings total	$9.2	$7.8

Income tax benefit related to vested restricted stock:
CUSA employees	$0.7	$1.0
Holdings directors	0.3	0.1
Holdings total income tax benefit	$1.0	$1.1

As of June 30, 2023, the estimated remaining unrecognized compensation expense related to unvested restricted stock awards was as follows:

Estimated
Remaining
Expense
CUSA employees (1)	$25.7
Holdings directors	1.3
Total remaining - Holdings (1)	$27.0
(1)
The weighted average period over which this remaining compensation expense will be recognized by both Holdings and CUSA is approximately 2.0 years.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Performance Stock Units

During the six months ended June 30, 2023, Holdings granted performance awards in the form of performance stock units (“PSU”), formerly referred to as restricted stock units. Each PSU that vests will result in the issuance of one share of Holdings’ common stock. The maximum number of shares issuable under the performance awards is approximately 1.5 shares of Holdings' common stock. The grant date fair value for the units issued was determined based on the closing price of Holdings' common stock on the date of grant, which was $11.68 per share. The performance metrics for these performance awards are based upon Adjusted EBITDA and consolidated cash flows, and payout levels are determined based upon the achievement of pre-established criteria for these metrics as defined in the award agreement. Based upon the terms of the award agreement, PSUs vest based on a combination of performance factors and continued service. The performance measurement period for the PSUs is three years, January 1, 2023 through December 31, 2025 and the service period ends on February 20, 2026. Below is a summary of the performance metrics and measurement period for these performance awards:

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
(1)
Number of PSUs that vest based on maximum amount of PSUs that could vest of 1.47.

Below is a summary of performance stock unit activity for the periods presented:

	Six Months Ended June 30,
	2023	2022
Number of performance stock units that vested during the period	0.1	0.1
Fair value of performance stock units that vested during the period	$1.4	$1.7
Accumulated dividends paid upon vesting of performance stock units	$0.2	$0.3
Compensation expense recognized during the period	$4.2	$2.6
Income tax (expense) benefit related to performance stock units	$(0.2)	$0.1

As of June 30, 2023, the estimated remaining unrecognized compensation expense related to outstanding performance stock units was $17.10. The weighted average period over which this remaining compensation expense will be recognized is approximately 2.2 years. As of June 30, 2023, Holdings had performance stock units outstanding that represented a total of approximately 1.7 hypothetical shares of common stock, net of forfeitures, reflecting actual certified performance levels for performance stock units granted during 2020 and 2022, and an estimated performance level for the 2023 grant slightly above target.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

11.
Goodwill and Other Intangible Assets

A summary of the Company's goodwill is as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2023 (1)	$1,182.9	$68.0	$1,250.9
Foreign currency translation adjustments	—	5.0	5.0
Balance at June 30, 2023 (1)	$1,182.9	$73.0	$1,255.9
(1)
Balances are presented net of accumulated impairment losses of $214.0 for the U.S. operating segment and $43.8 for the international operating segment. See discussion of the qualitative impairment analysis performed by the Company as of June 30, 2023 at Note 12.

A summary of the Company's intangible assets is as follows:

	Balance at January 1, 2023	Additions (1)	Amortization	Foreign Currency Translation Adjustments and Other (2)	Balance at June 30, 2023
Intangible assets with finite lives:
Gross carrying amount	$77.7	$—	$—	$—	$77.7
Accumulated amortization	(73.2)	—	(1.0)	—	(74.2)
Total net intangible assets with finite lives	$4.5	$—	$(1.0)	$—	$3.5

Intangible assets with indefinite lives:
Tradename and other	300.1	0.1	—	0.2	300.4
Total intangible assets, net	$304.6	$0.1	$(1.0)	$0.2	$303.9

(1) Amount represents licenses acquired to sell alcoholic beverages for certain theatres.

(2) Includes foreign currency translation adjustments and the write-off of liquor licenses for closed theatres.

The estimated aggregate future amortization expense for intangible assets is as follows:

Estimated
Amortization
For the six months ended December 31, 2023	$1.0
For the twelve months ended December 31, 2024	2.0
For the twelve months ended December 31, 2025	0.5
Total	$3.5

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

12.
Impairment of Long-Lived Assets

The Company performed a qualitative impairment analysis on its goodwill and tradename intangible assets as of June 30, 2023. As a result of the qualitative assessment, the Company noted no impairment indicators related to these assets as of June 30, 2023.

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

The Company also performed a qualitative impairment analysis on its other long-lived assets, including theatre properties and right of-use assets, as of June 30, 2023 to determine whether indicators of potential impairment existed at the theatre level, which is the level at which the Company tests its other long-lived assets. The qualitative analysis considers relevant market transactions, industry trading multiples and recent developments that would impact the estimates of future cash flows at the theatre level. The Company then performed a quantitative impairment analysis for those theatres for which indicators of potential impairment were identified.

The Company’s quantitative evaluation at the theatre level uses estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the theatre’s useful life for leased properties correlates with the remaining lease period, which includes the probability of the exercise of available renewal periods, and for owned properties represents the lesser of twenty years or the building’s remaining useful life. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. Significant judgment is involved in estimating fair value, including management’s estimate of future theatre level cash flows for each of the Company's theatres based on projected box office. Fair value is estimated based on a multiple of cash flows. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy, as defined by FASB ASC Topic 820-10-35, are based on projected operating performance, market transactions and industry trading multiples.

See Note 1 and Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed February 24, 2023, for a further discussion of the Company’s impairment policy and a description of the qualitative and quantitative impairment assessments performed.

The Company’s impairment charges were as follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
U.S. Segment
Theatre properties	$3.9	$2.5	$3.9	$2.5
Theatre operating lease right-of-use assets	3.4	2.0	3.4	2.0
Investment in NCMI (1)	—	86.8	0.7	86.8
U.S. total	7.3	91.3	8.0	91.3

International segment
Theatre properties	0.6	0.7	0.6	0.7
Theatre operating lease right-of-use assets	1.5	0.3	1.5	0.3
International total	2.1	1.0	2.1	1.0

Total Impairment	$9.4	$92.3	$10.1	$92.3

(1) See discussion at Impairment of NCMI Investment in Note 8.

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

Below is a summary of assets and liabilities measured at fair value on a recurring basis under FASB ASC Topic 820 as of June 30, 2023 and December 31, 2022:

		Carrying	Fair Value Hierarchy
Description	As of	Value	Level 1	Level 2	Level 3
Interest rate swap assets (1)	June 30, 2023	$19.2	$—	$19.2	$—
Investment in NCMI (2)	June 30, 2023	$14.9	$14.9	$—	$—

Interest rate swap assets (1)	December 31, 2022	$20.4	$—	$20.4	$—
(1)
See further discussion of interest rate swaps at Note 7.
(2)
See further discussion of investment in NCMI at Note 8.

See additional explanation of fair value measurement techniques used for long-lived assets, goodwill and intangible assets in “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed February 24, 2023. There were no changes in valuation techniques for the six months ended June 30, 2023. There were no transfers into or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2023.

14.
Foreign Currency Translation

The accumulated other comprehensive loss account in Holdings’ stockholders’ equity of $344.8 and $353.2 and CUSA’s stockholder's equity of $347.9 and $356.3, as of June 30, 2023 and December 31, 2022, respectively, primarily includes cumulative foreign currency net losses of $377.1 and $389.8 as of June 30, 2023 and December 31, 2022 from translating the financial statements of the Company's international subsidiaries and the cumulative changes in fair value of the interest rate swap agreements that are designated as hedges.

As of June 30, 2023, all foreign countries where the Company has operations are non-highly inflationary, other than Argentina. In non-highly inflationary countries, the local currency is the same as the functional currency and any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss. The Company deemed Argentina to be highly inflationary beginning July 1, 2018. A highly inflationary economy is defined as an economy with a cumulative inflation rate of 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The financial information of the Company’s Argentina subsidiaries was remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective July 1, 2018.

During 2019, the Argentine government instituted exchange controls restricting the ability of entities and individuals to exchange Argentine pesos for foreign currencies and to remit foreign currency out of Argentina. As a result of these currency exchange controls, markets in Argentina developed a legal trading mechanism known as the Blue Chip Swap that allows reporting entities to transfer U.S. dollars out of and into Argentina. In a Blue Chip Swap transaction, a reporting entity buys U.S. dollar denominated securities in Argentina using Argentine pesos, and subsequently sells the securities for U.S. dollars, in Argentina, to access U.S. dollars locally, or outside Argentina, by transferring the securities abroad, prior to being sold (the latter commonly known as Blue Chip Swap Rate). The Blue Chip Swap rate is the implicit exchange rate resulting from the Blue Chip Swap transaction. The Blue Chip Swap rate can diverge significantly from Argentina’s official exchange rate. During the six months ended June 30, 2023, the Company entered into Blue Chip Swap transactions that resulted in a loss of approximately $4.9 which is reflected in Foreign currency and other related gain (loss) in the Company’s condensed consolidated statement of income for the three months ended June 30, 2023.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Below is a summary of the impact of translating the June 30, 2023 and June 30, 2022 financial statements of the Company’s international subsidiaries:

			Other Comprehensive Income (Loss) for
	Exchange Rate as of		Six Months Ended
Country	June 30, 2023	December 31, 2022	June 30, 2023	June 30, 2022
Brazil	4.83	5.29	$6.6	$2.4
Chile	803.01	852.00	4.1	(5.2)
Peru	3.67	3.81	0.9	1.0
All other			0.6	0.5
			$12.2	$(1.3)

As noted above, beginning July 1, 2018, Argentina was deemed highly inflationary. For the six months ended June 30, 2023 and 2022 the Company recorded a foreign currency exchange loss of $8.0, excluding the impact of the Blue Chip Swap transactions noted above, and a loss of $2.0, respectively, due to the translation of Argentina's financial results to U.S. dollars.

15.
Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Six Months Ended
	June 30,
	2023	2022
Cash paid for interest by Holdings (1)	$77.0	$71.0
Cash paid for interest by CUSA	$66.6	$60.6
Cash paid for income taxes, net	$7.2	$1.0
Noncash operating activities:
Interest expense - NCM (see Note 8)	$(11.4)	$(11.7)
Noncash investing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (2)	$1.5	$0.4
Investment in NCMI/NCM – receipt of common units (see Note 8)	$—	$1.3
(1)
Includes the cash interest paid by CUSA.
(2)
Additions to theatre properties and equipment included in accounts payable as of June 30, 2023 and December 31, 2022 were $13.5 and $12.0, respectively.

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

Holdings revenue, Adjusted EBITDA and capital expenditures by reportable operating segment

Below is a breakdown of selected financial information by reportable operating segment for Holdings:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue
U.S.	$739.3	$603.5	$1,221.0	$977.2
International	207.4	143.3	339.0	231.8
Eliminations	(4.4)	(2.7)	(7.0)	(4.4)
Total revenue	$942.3	$744.1	$1,553.0	$1,204.6

Adjusted EBITDA
U.S.	$180.8	$111.1	$244.2	$125.5
International	50.7	27.2	73.5	38.0
Total Adjusted EBITDA	$231.5	$138.3	$317.7	$163.5

Capital expenditures
U.S.	$21.1	$16.5	$43.8	$30.5
International	7.2	5.4	10.8	10.1
Total Capital expenditures	$28.3	$21.9	$54.6	$40.6

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA for Holdings:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (loss)	$120.4	$(72.8)	$117.9	$(145.3)
Add (deduct):
Income tax expense	12.3	4.7	8.4	2.9
Interest expense (1)	37.1	38.1	73.9	76.2
Other (income) expense, net (2)	(12.1)	11.4	(14.0)	14.6
Cash distributions from equity investees (3)	1.6	0.9	1.6	1.5
Depreciation and amortization	52.8	61.0	107.7	122.7
Impairment of long-lived and other assets	9.4	92.3	10.1	92.3
Restructuring costs	—	(0.2)	—	(0.2)
Gain on disposal of assets and other	(3.0)	(0.7)	(2.7)	(7.6)
Loss on debt extinguishment and refinancing	10.7	—	10.7	—
Non-cash rent expense	(4.5)	(2.4)	(8.4)	(4.7)
Share based awards compensation expense	6.8	6.0	12.5	11.1
Adjusted EBITDA	$231.5	$138.3	$317.7	$163.5
(1)
Includes amortization of debt issuance costs, amortization of original issue discount, and amortization of accumulated (gains) losses for amended swap agreements.
(2)
Includes interest income, foreign currency exchange and other related (gains) losses, interest expense - NCM, equity in income (loss) of affiliates and unrealized gain on investment in NCMI.
(3)
Reflects cash distributions received from equity investees that were recorded as a reduction of the respective investment balances. These distributions are reported entirely within the U.S. operating segment.

Financial Information About Geographic Areas

Below is a breakdown of selected financial information for the Company by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue	2023	2022	2023	2022
U.S.	$739.3	$603.5	$1,221.0	$977.2
Brazil	68.7	54.8	113.2	87.9
Other international countries	138.7	88.5	225.8	143.9
Eliminations	(4.4)	(2.7)	(7.0)	(4.4)
Total	$942.3	$744.1	$1,553.0	$1,204.6

	As of	As of
Theatre properties and equipment, net	June 30, 2023	December 31, 2022
U.S.	$1,030.4	$1,075.3
Brazil	53.6	49.5
Other international countries	103.9	107.3
Total	$1,187.9	$1,232.1

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

17.
Related Party Transactions

The Company manages a theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, who is Lee Roy Mitchell’s son-in-law and Kevin Mitchell’s brother-in-law. Lee Roy Mitchell, our founder, owns, both directly and indirectly, approximately 8.5% of Holdings’ common stock and Kevin Mitchell is a member of Holdings’ Board of Directors. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenue. The Company recorded $0.4 and $0.3 of management fee revenue during the six months ended June 30, 2023 and 2022, respectively. All such amounts are included in the condensed consolidated statements of income (loss), with the intercompany amounts eliminated in consolidation. In addition, during the six months ended June 30, 2023 and 2022, the Company paid an excess cash distribution of $0.3 and $2.0, respectively, to Laredo as required by the partnership agreement, which was recorded as a reduction of noncontrolling interest on the condensed consolidated balance sheet.

The Company leases 12 theatres from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Holdings' directors and is an officer of the general partner of Syufy. For the six months ended June 30, 2023 and 2022, the Company paid total rent of $10.9 and $11.1, respectively, to Syufy. CUSA provides digital equipment support to drive-in theatres owned by Syufy. The Company recorded management fees related to these services of $0.03 and $0.10 during the six months ended June 30, 2023 and 2022, respectively.

The Company has a 50% voting interest in FE Concepts, a joint venture with AWSR, an entity owned by Lee Roy Mitchell and Tandy Mitchell. FE Concepts operates a family entertainment center that offers bowling, gaming, movies and other amenities. CUSA has a theatre services agreement with FE Concepts under which the Company receives service fees for providing film booking and equipment monitoring services for the facility. The Company recorded management fees of $0.03 and $0.03 related to these services during the six months ended June 30, 2023 and 2022, respectively.

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

Cinemark Holdings, Inc., et al vs Factory Mutual Insurance Company. The Company filed suit on November 18, 2020, in the District Court, 471st Judicial District, Collin County, Texas. On December 22, 2020, the case was moved to the US District Court for the Eastern District of Texas, Sherman Division. The Company submitted a claim under its property insurance policy issued by Factory Mutual Insurance Company (the “FM Policy”) for losses sustained as a result of the closure of the Company’s theatres due to the COVID-19 pandemic. Factory Mutual Insurance Company (“FM”) denied the Company’s claim. The Company is seeking damages resulting from FM’s breach of contract, FM’s bad faith conduct and a declaration of the parties’ rights under the FM Policy. The Company cannot predict the outcome of this litigation. The District Court granted FM’s motion for summary judgment. The Company has appealed the District Court’s decision.

Lakeenya Neal, et al v. Cinemark Holdings, Inc., et al. This class action lawsuit was filed against the Company on December 10, 2021, in the Central District of Los Angeles County Superior Court of the State of California alleging certain violations of the Fair and Accurate Credit Transactions Act. The plaintiffs voluntarily dismissed this case.

Gerardo Rodriguez, individually and on behalf of a class of all others similarly situated vs Cinemark USA, Inc. and Cinemark Holdings, Inc., et al. This class action lawsuit was filed against the Company on February 24, 2023 in the Cook County Circuit Court in Illinois alleging violation of the Fair and Accurate Credit Transactions Act. The Company firmly maintains that the allegations are without merit and will vigorously defend itself against the lawsuit. The Company cannot predict the outcome of this litigation.

National CineMedia LLC Bankruptcy. On June 3, 2023, NCM filed an Emergency Motion for Entry of an Order (1) approving and Authorizing Debtor to Enter into and Perform Under (a) the Termination and Settlement Agreement and (b) the Network Affiliate Transaction Agreement with Regal Cinemas, Inc. (the “9019 Motion”). The 9019 Motion requested an order, among other things, that the most favored nations clause (the “MFN”) in Cinemark’s Exhibitor Services Agreement was not triggered by the Network Affiliate Transaction Agreement with Regal Cinemas, Inc. On June 14, 2023, Cinemark filed an objection to the 9019 Motion. On June 26, 2023, the bankruptcy court entered a confirmation order, which among other things, approves NCM’s assumption of Cinemark’s

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Exhibitor Services Agreement but fails to preserve or recognize Cinemark’s rights under the MFN with respect to the Network Affiliate Transaction Agreement. Cinemark has appealed the confirmation order in the United States District Court for the Southern District of Texas, Houston Division. The Company cannot predict the outcome of this appeal.
19.
Subsequent Events

On July 27, 2023, the Company received a notice from the Superintendency of Economic Competition in Ecuador that the sale of the stock of the Company’s Ecuador subsidiary had been approved and could proceed. The transaction is expected to close in the third quarter of 2023.

On August 3, 2023, NCMI announced that it has effected a 1-for-10 reverse stock split of its common stock. NCMI’s common stock will automatically begin trading on a split adjusted basis at the opening of the market on August 4, 2023. Fractional shares will be rounded up to the nearest whole share. After giving effect to the reverse stock split, the Company will own approximately 4.4 shares of NCMI common stock.

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

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, and Paraguay. As of June 30, 2023, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 16 to the condensed consolidated financial statements.

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

Films leading the box office during the six months ended June 30, 2023 included the carryover of Avatar: The Way of Water and Puss in Boots: The Last Wish, as well as new releases including Ant-Man and the Wasp: Quantumania, Creed III, John Wick 4, The Super Mario Bros. Movie, Guardians of the Galaxy Vol. 3, Fast X, The Little Mermaid, Spider-Man: Across the Spider-Verse, Transformers: Rise of the Beasts, and Indiana Jones and the Dial of Destiny. Films currently scheduled for release during the remaining six months of 2023 include Mission Impossible: Dead Reckoning Part One, Barbie, Oppenheimer, Teenage Mutant Ninja Turtles: Mutant Mayhem, Dune: Part Two, The Marvels, Hunger Games: The Ballad of Songbirds and Snakes, Wish, Aquaman and the Lost Kingdom and The Color Purple, among other films.

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

Recent Developments

On July 27, 2023, the Company received a notice from the Superintendency of Economic Competition in Ecuador that the sale of the stock of the Company’s Ecuador subsidiary had been approved and could proceed. The transaction is expected to close in the third quarter of 2023. See Note 6 to the condensed consolidated financial statements.

On August 3, 2023, NCMI announced that it has effected a 1-for-10 reverse stock split of its common stock. NCMI’s common stock will automatically begin trading on a split adjusted basis at the opening of the market on August 4, 2023. Fractional shares will be rounded up to the nearest whole share. After giving effect to the reverse stock split, the Company will own approximately 4.4 million shares of NCMI common stock. See Note 8 to the condensed consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, the amounts for certain items reflected in the operating income (loss) of Holdings along with each of those items as a percentage of revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating data (in millions):
Revenue
Admissions	$478.4	$381.9	$789.4	$617.7
Concession	373.4	286.0	609.2	459.0
Other	90.5	76.2	154.4	127.9
Total revenue	$942.3	$744.1	$1,553.0	$1,204.6
Cost of operations
Film rentals and advertising	278.0	222.6	444.7	350.2
Concession supplies	67.4	52.5	111.0	82.5
Salaries and wages	112.1	100.2	198.3	180.0
Facility lease expense	87.0	80.3	166.5	154.0
Utilities and other	120.2	106.5	224.0	193.4
General and administrative expenses (1)	50.0	48.2	96.5	88.9
Depreciation and amortization	52.8	61.0	107.7	122.7
Impairment of long-lived and other assets	9.4	92.3	10.1	92.3
Restructuring costs	—	(0.2)	—	(0.2)
Gain on disposal of assets and other	(3.0)	(0.7)	(2.7)	(7.6)
Total cost of operations (1)	773.9	762.7	1,356.1	1,256.2
Operating income (loss) (1)	$168.4	$(18.6)	$196.9	$(51.6)

Operating data as a percentage of total revenue:
Revenue
Admissions	50.8%	51.3%	50.8%	51.3%
Concession	39.6%	38.4%	39.2%	38.1%
Other	9.6%	10.3%	10.0%	10.6%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of operations (2)
Film rentals and advertising	58.1%	58.3%	56.3%	56.7%
Concession supplies	18.1%	18.4%	18.2%	18.0%
Salaries and wages	11.9%	13.5%	12.8%	14.9%
Facility lease expense	9.2%	10.8%	10.7%	12.8%
Utilities and other	12.8%	14.3%	14.4%	16.1%
General and administrative expenses	5.3%	6.5%	6.2%	7.4%
Depreciation and amortization	5.6%	8.2%	6.9%	10.2%
Impairment of long-lived and other assets	1.0%	12.4%	0.7%	7.7%
Restructuring costs	—%	—%	—%	—%
Gain on disposal of assets and other	(0.3)%	(0.1)%	(0.2)%	(0.6)%
Total cost of operations	82.1%	102.5%	87.3%	104.3%
Operating income (loss)	17.9%	(2.5)%	12.7%	(4.3)%
Average screen count (3)	5,828	5,850	5,832	5,850
(1)
The only difference between components of operating income (loss) for Holdings, as presented above, and those of CUSA is incremental general and administrative expense recognized by Holdings. The following table sets forth, for the periods indicated, the amounts for general and administrative expense, total cost of operations and operating income (loss) of CUSA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating data (in millions):
Cost of operations
General and administrative expenses	$49.1	$47.5	$94.7	$87.4
Total cost of operations	$773.0	$762.0	$1,354.3	$1,254.7
Operating income (loss)	$169.3	$(17.9)	$198.7	$(50.1)
(2)
All costs are expressed as a percentage of total revenue, except film rentals and advertising, which are expressed as a percentage of admissions revenue, and concession supplies, which are expressed as a percentage of concession revenue.
(3)
Average screen count is calculated based on the average of month end screen counts.

The Company closed its one theatre in Curacao in January 2023 and our theatres in Ecuador are currently held for sale. See Note 6 and Note 19 to the condensed consolidated financial statements for a discussion of the Ecuador theatre assets held for sale.

Three months ended June 30, 2023 (the “second quarter of 2023”) versus the three months ended June 30, 2022 (the “second quarter of 2022”)

Second quarter of 2023 - The North American Industry box office generated approximately $2.7 billion during the second quarter of 2023, which included The Super Mario Bros. Movie, Guardians of the Galaxy Vol. 3, Spider-Man: Across the Spider-Verse, The Little Mermaid, Fast X, and Transformers: Rise of the Beasts.

Second quarter of 2022 - The North American Industry box office was approximately $2.3 billion during the second quarter of 2022, which included blockbuster films such as Top Gun: Maverick, Doctor Strange in the Multiverse of Madness, Jurassic World: Dominion and Sonic the Hedgehog 2.

Revenue. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenue.

	U.S. Operating Segment		International Operating Segment			Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,			Three Months Ended June 30,
	2023	2022	2023	2022	Constant Currency (3) 2023	2023	2022
Admissions revenue	$373.4	$309.7	$105.0	$72.2	$126.1	$478.4	$381.9
Concession revenue	296.3	234.6	77.1	51.4	92.8	373.4	286.0
Other revenue (1)	65.2	56.5	25.3	19.7	30.8	90.5	76.2
Total revenue (1)	$734.9	$600.8	$207.4	$143.3	$249.7	$942.3	$744.1
Attendance	38.8	34.0	25.6	18.0		64.4	52.0
Average ticket price (2)	$9.62	$9.11	$4.10	$4.01	$4.93	$7.43	$7.34
Concession revenue per patron (2)	$7.64	$6.90	$3.01	$2.86	$3.63	$5.80	$5.50

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
•
U.S. Attendance increased 14.1% to 38.8 million patrons during the second quarter of 2023 compared with 34.0 million patrons during the second quarter of 2022 due to a more consistent cadence of new film releases with broad consumer appeal. Average ticket price increased 5.6% to $9.62 during the second quarter of 2023 compared with $9.11 during the second quarter of 2022 driven by strategic pricing initiatives and premium format penetration, partially offset by ticket type mix. Concession revenue per patron increased 10.7% to $7.64 during the second quarter of 2023 compared with $6.90 during the second quarter of 2022 primarily driven by strategic pricing initiatives and higher incidence rates. Other revenue for the second quarter of 2023 increased 15.4% to $65.2 million compared with $56.5 million during the second quarter of 2022 primarily due to attendance growth, which drove an increase in transaction fees, promotional revenue and screen advertising.
•
International. Attendance increased 42.2% to 25.6 million patrons during the second quarter of 2023 compared with 18.0 million patrons during the second quarter of 2022 due to consistent new film releases that had very strong consumer appeal in these markets. Average ticket price was $4.10 as reported, $4.93 in constant currency, compared with the second quarter of 2022 of $4.01. The increase in average ticket price in constant currency was primarily due to inflationary pricing actions. Concession revenue per patron was $3.01 as reported, $3.63 in constant currency, for the second quarter of 2023 compared with $2.86 for the second quarter of 2022. The increase in concession revenue per patron in constant currency was due to inflationary pricing actions. Other revenue for the second quarter of 2023 increased 28.4% to $25.3 million compared with $19.7 million during the second quarter of 2022 primarily due to higher attendance, which drove an increase in membership revenue, screen advertising, transaction fees and promotional revenue.

Cost of Operations. The table below, presented by reportable operating segment, summarizes certain of our theatre operating costs for the periods presented.

	U.S. Operating Segment		International Operating Segment			Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,			Three Months Ended June 30,
	2023	2022	2023	2022	Constant Currency (1) 2023	2023	2022
Film rentals and advertising	$224.0	$185.7	$54.0	$36.9	$65.6	$278.0	$222.6
Concession supplies	$50.4	$41.2	$17.0	$11.3	$20.7	$67.4	$52.5
Salaries and wages	$92.5	$84.4	$19.6	$15.8	$24.5	$112.1	$100.2
Facility lease expense	$61.9	$63.2	$25.1	$17.1	$29.1	$87.0	$80.3
Utilities and other	$90.3	$81.3	$29.9	$25.2	$36.4	$120.2	$106.5
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
•
U.S. Film rentals and advertising costs for the second quarter of 2023 were 60.0% of admissions revenue, consistent with the second quarter of 2022. Concession supplies expense for the second quarter of 2023 was 17.0% of concession revenue compared with 17.6% of concession revenue for the second quarter of 2022. The decrease in the concession supplies rate for the second quarter of 2023 reflects the impact of strategic pricing initiatives to offset inflationary pressures on certain concession categories.

Salaries and wages increased to $92.5 million for the second quarter of 2023 compared with $84.4 million for the second quarter of 2022 as a result of higher attendance, expanded operating hours and increased wage rates, partially offset by benefits from labor efficiencies. Facility lease expense, which is primarily fixed in nature, decreased 2.1% to $61.9 million. Utilities and other costs increased to $90.3 million, as many of these costs, such as utilities costs, repairs and maintenance, janitorial costs, commissions on gift cards sold by third party retailers, security costs and credit card transaction fees, are variable in nature and were impacted by the increase in attendance, and to a lesser extent, inflation.

•
International. Film rentals and advertising costs for the second quarter of 2023 were 51.4% of admissions revenue compared with 51.1% for the second quarter of 2022 primarily due to the mix of new film content released. Concession supplies expense for the second quarter of 2023 was flat compared with the second quarter of 2022 at 22.0% of concession revenue.

Salaries and wages increased to $19.6 million as reported for the second quarter of 2023 due to wage rate inflation and higher attendance. Facility lease expense increased to $25.1 million as reported for the 2023 period due to higher percentage rent driven by higher revenue and the return of certain minimum rent thresholds compared with the second quarter of 2022. Utilities and other costs increased to $29.9 million as reported, as many of these costs are variable in nature, such as credit card and other transaction fees, repairs and maintenance, janitorial costs and screen advertising commissions, and were impacted by the significant increase in attendance for the second quarter of 2023 and inflation. These expenses, as reported, were also favorably impacted by exchange rate fluctuations in each of the countries in which we operate.

General and Administrative Expense. General and administrative expense for Holdings increased to $50.0 million for the second quarter of 2023 compared with $48.2 million for the second quarter of 2022. General and administrative expense attributable to CUSA increased to $49.1 million for the second quarter of 2023 compared with $47.5 million for the second quarter of 2022. The increase for both Holdings and CUSA is primarily due to higher staffing levels and wages and benefit inflation.

Depreciation and Amortization. Depreciation and amortization expense decreased to $52.8 million for the second quarter of 2023 compared with $61.0 million for the second quarter of 2022 primarily due to the impairment of theatre assets during 2022.

Impairment of Long-Lived and Other Assets. We recorded asset impairment charges on assets held and used of approximately $9.4 million for the second quarter of 2023 primarily related to certain theatres that are not showing sufficient recovery since reopening after the temporary COVID-19 related closures when compared with the rest of our theatre circuit. We recorded asset impairment charges on assets held and used of $92.3 million for the second quarter of 2022. Long-lived asset impairment charges of approximately $5.5 million were recorded primarily due to the prolonged recovery of certain theatres as a result of the COVID-19 pandemic on our operations, and an impairment of $86.8 million was recorded on our investment in NCM as NCMI’s stock price was significantly below the Company’s carrying value of NCM per common unit and due to the prolonged recovery of NCM’s business from the COVID-19 pandemic. See Note 12 to the condensed consolidated financial statements.

Gain on Disposal of Assets and Other. A gain on disposal of assets and other of $3.0 million was recorded for the second quarter of 2023 compared with a gain of $0.7 million for the second quarter of 2022. Activity for the second quarter of 2023 was primarily related to the write-off of operating lease obligations for theatres that were closed during the second quarter of 2023. Activity for the second quarter of 2022 was primarily related to the write-off of liabilities related to certain lease agreements that were either amended or terminated and insurance proceeds on property damages.

Interest Expense. Interest expense for Holdings, which includes amortization of debt issuance costs and original issue discount and amortization of accumulated gains for swap amendments, was $37.1 million during the second quarter of 2023 compared with $38.1 million for the second quarter of 2022. The interest expense attributable to CUSA, which includes amortization of debt issuance costs and original issue discount and amortization of accumulated losses for swap amendments, was $31.0 million during the second quarter of 2023 compared with $32.0 million for the second quarter of 2022. See further discussion at Liquidity and Capital Resources - Financing Activities below.

Loss on Debt Extinguishment and Refinancing. We recorded a loss on extinguishment and refinancing of debt of $10.7 million during the second quarter of 2023 related to the amendment of our Senior Secured Credit Facility and the partial redemption of the 8.75% Secured Notes, including the write-off of unamortized debt issuance costs and legal and other fees paid. See Liquidity and Capital Resources - Senior Secured Credit Facilities and 8.75% Secured Notes below.

Equity in Loss of Affiliates. Equity in loss of affiliates of $1.8 million was recorded during the second quarter of 2023 compared with $5.5 million during the second quarter of 2022. See Notes 8 and 9 to the condensed consolidated financial statements for information about our equity investments.

Unrealized Gain on Investment in NCMI. We recorded an unrealized gain on our investment in NCMI of $9.2 million during second quarter of 2023 related to the mark-to-market adjustment of our investment in NCMI under the fair value basis of accounting. See Note 8 to the condensed consolidated financial statements for information on our investment in NCMI.

Income Taxes - Holdings. An income tax expense of $12.3 million was recorded for the second quarter of 2023 compared with an income tax expense of $4.7 million for the second quarter of 2022. The effective tax rate was approximately 9.3% for the second quarter of 2023 compared with (6.9)% for the second quarter of 2022. The effective tax rate for the second quarter of 2023 was favorably impacted by the use of certain foreign tax credits for which valuation allowances had been established in prior periods as well as the release of valuation allowances previously recorded against the net deferred tax assets in certain foreign jurisdictions. Income tax provisions for interim (quarterly) periods are generally based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Income Taxes - CUSA. An income tax expense of $15.3 million was recorded for the second quarter of 2023 compared with an income tax expense of $3.6 million for the second quarter of 2022. The effective tax rate was approximately 11.2% for the second quarter of 2023 compared with (5.8)% for the second quarter of 2022. The effective tax rate for the second quarter of 2023 was favorably impacted by the use of certain foreign tax credits for which valuation allowances had been established in prior periods as well as the release of valuation allowances previously recorded against the net deferred tax assets in certain foreign jurisdictions. Income tax provisions for interim (quarterly) periods are generally based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Six months ended June 30, 2023 (the “2023 period”) versus the six months ended June 30, 2022 (the “2022 period”)

2023 Period - The North American Industry box office generated approximately $4.5 billion during the 2023 period, which included the carryover of Avatar: The Way of Water and Puss in Boots: The Last Wish, as well as new releases including The Super Mario Bros. Movie, Guardians of the Galaxy Vol. 3, Spider-Man: Across the Spider-Verse, The Little Mermaid, Ant-Man and the Wasp: Quantumania, John Wick 4, Creed III, Fast X, Transformers: Rise of the Beasts and Indiana Jones and the Dial of Destiny, released on June 30, 2023.

2022 Period - The North American Industry box office was approximately $3.7 billion during the 2022 period, which included blockbuster films such as Top Gun: Maverick, Doctor Strange in the Multiverse of Madness, The Batman, Jurassic World: Dominion and Sonic the Hedgehog 2.

Revenue. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenue.

	U.S. Operating Segment		International Operating Segment			Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,			Six Months Ended June 30,
	2023	2022	2023	2022	Constant Currency (3) 2023	2023	2022
Admissions revenue	$618.1	$501.5	$171.3	$116.2	$204.7	$789.4	$617.7
Concession revenue	483.1	375.7	126.1	83.3	151.5	609.2	459.0
Other revenue (1)	112.8	95.6	41.6	32.3	50.5	154.4	127.9
Total revenue (1)	$1,214.0	$972.8	$339.0	$231.8	$406.7	$1,553.0	$1,204.6
Attendance	64.0	54.7	43.3	30.4		107.3	85.1
Average ticket price (2)	$9.66	$9.17	$3.96	$3.82	$4.73	$7.36	$7.26
Concession revenue per patron (2)	$7.55	$6.87	$2.91	$2.74	$3.50	$5.68	$5.39

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
•
U.S. Attendance increased 17.0% to 64.0 million patrons during the 2023 period compared with 54.7 million patrons during the 2022 period due to a more consistent cadence of new film releases with broad consumer appeal. Average ticket price increased 5.3% to $9.66 during the 2023 period compared with $9.17 during the 2022 period driven by strategic pricing initiatives and higher premium format attendance mix. Concession revenue per patron increased 9.9% to $7.55 during the 2023 period compared with $6.87 during the 2022 period primarily driven by strategic pricing initiatives. Other revenue for the 2023 period increased 18.0% to $112.8 million compared with $95.6 million during the 2022 period primarily due to attendance growth, which drove an increase in transaction fees, promotional revenue and screen advertising.
•
International. Attendance increased 42.4% to 43.3 million patrons during the 2023 period compared with 30.4 million patrons during the 2022 period due to a more consistent cadence of new film releases with broad consumer appeal. Average ticket price was $3.96 as reported, $4.73 in constant currency, compared with the 2022 period of $3.82. The increase in average ticket price in constant currency was primarily due to inflationary pricing actions. Concession revenue per patron was $2.91 as reported, $3.50 in constant currency, for the 2023 period compared with $2.74 for the 2022 period. The increase in concession revenue per patron in constant currency was due to inflationary pricing actions. Other revenue for the 2023 period increased 28.8% to $41.6 million compared with $32.3 million during the 2022 period primarily due to higher attendance, which drove an increase in membership revenue, screen advertising, transaction fees and promotional revenue.

Cost of Operations. The table below, presented by reportable operating segment, summarizes our year-over-year theatre operating costs.

	U.S. Operating Segment		International Operating Segment			Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,			Six Months Ended June 30,
	2023	2022	2023	2022	Constant Currency (1) 2023	2023	2022
Film rentals and advertising	$357.5	$291.9	$87.2	$58.3	$105.4	$444.7	$350.2
Concession supplies	$83.3	$64.1	$27.7	$18.4	$33.6	$111.0	$82.5
Salaries and wages	$164.0	$151.5	$34.3	$28.5	$42.1	$198.3	$180.0
Facility lease expense	$123.9	$125.7	$42.6	$28.3	$48.9	$166.5	$154.0
Utilities and other	$170.8	$149.4	$53.2	$44.0	$64.1	$224.0	$193.4
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
•
U.S. Film rentals and advertising costs for the 2023 period were 57.8% of admissions revenue compared with 58.2% for the 2022 period due to a decrease in promotion and advertising costs, offset by the mix of new film content released. Concession supplies expense for the 2023 period was 17.2% of concession revenue compared with 17.1% of concession revenue for the 2022 period. The concession supplies rate for the 2023 period was impacted by inflationary pressures on certain concession categories, partially offset by the impact of strategic pricing initiatives on concession revenue.

Salaries and wages increased to $164.0 million for the 2023 period compared with $151.5 million for the 2022 period as a result of higher attendance, expanded operating hours and wage rate increases. Facility lease expense, which is primarily fixed in nature, decreased 1.4% to $123.9 million. Utilities and other costs increased to $170.8 million, as many of these costs, such as utilities costs, repairs and maintenance, credit card transaction fees, and security costs, are variable in nature and were impacted by the increase in attendance and inflationary pressures.

•
International. Film rentals and advertising costs for the 2023 period were 50.9% of admissions revenue compared with 50.2% for the 2022 period primarily due to the mix of new film content released. Concession supplies expense was 22.0% of concessions revenue for the 2023 period compared with 22.1% of concession revenue for the 2022 period. The decrease in the concession supplies rate was primarily driven by the impact of strategic pricing initiatives on concession revenue.

Salaries and wages increased to $34.3 million as reported for the 2023 period due to wage rate increases, higher attendance, and expanded operating hours. Facility lease expense increased to $42.6 million as reported for the 2023 period due to higher percentage rent driven by higher revenue and the return of certain minimum rent thresholds compared with the 2022 period. Utilities and other costs increased to $53.2 million as reported, as many of these costs are variable in nature, such as credit card and other transaction fees, repairs and maintenance, janitorial costs, utilities and screen advertising commissions, and were impacted by the significant increase in attendance for the 2023 period and inflation. These expenses, as reported, were also favorably impacted by exchange rate fluctuations in each of the countries in which we operate.

General and Administrative Expense. General and administrative expense for Holdings increased to $96.5 million for the 2023 period compared with $88.9 million for the 2022 period. General and administrative expense attributable to CUSA increased to $94.7 million for the 2023 period compared with $87.4 million for the 2022 period. The increase for both Holdings and CUSA is primarily due to higher staffing levels, wages inflation, and a continued shift to cloud-based software.

Depreciation and Amortization. Depreciation and amortization expense decreased to $107.7 million for the 2023 period compared with $122.7 million for the 2022 period primarily due to the impairment of theatre assets during 2022.

Impairment of Long-Lived and Other Assets. We recorded asset impairment charges of $10.1 million for the 2023 period. Long-lived asset impairment charges of approximately $9.4 million were recorded primarily related to certain theatres that are not showing sufficient recovery since reopening after the temporary COVID-19 related closures when compared with the rest of our theatre circuit. In addition, we recorded an impairment of $0.7 million for our investment in NCMI in the first quarter of 2023 due to the prolonged recovery of NCM's business from the COVID-19 pandemic. We recorded asset impairment charges on assets held and used of $92.3 million for the second quarter of 2022. Long-lived asset impairment charges of approximately $5.5 million were recorded primarily due to the prolonged recovery of certain theatres as a result of the COVID-19 pandemic on our operations, and an impairment of $86.8 million was recorded for our investment in NCM as NCMI’s stock price was significantly below the Company’s carrying value of NCM per common unit and due to the prolonged recovery of NCM’s business from the COVID-19 pandemic. See Notes 8 and 12 to the condensed consolidated financial statements.

Gain on Disposal of Assets and Other. A gain on disposal of assets and other of $2.7 million was recorded for the 2023 period compared with a gain of $7.6 million for the 2022 period. Activity for the 2023 period was primarily related to the write-off of operating lease obligations for theatres that were closed during the 2023 period. Activity for the 2022 period was primarily related to the sale of excess land parcels.

Interest Expense. Interest expense for Holdings, which includes amortization of debt issuance costs and original issue discount and amortization of accumulated gains for swap amendments, was $73.9 million during the 2023 period compared with $76.2 million for the 2022 period. The interest expense attributable to CUSA, which includes amortization of debt issuance costs and original issue discount and amortization of accumulated losses for swap amendments, was $61.8 million during the 2023 period compared with $64.1 million for the 2022 period. See further discussion at Liquidity and Capital Resources - Financing Activities below.

Loss on Debt Extinguishment and Refinancing. We recorded a loss on extinguishment and refinancing of debt of $10.7 million during the 2023 period related to the amendment of our Credit Facility and the partial redemption of the 8.75% Secured Notes, including the write-off of unamortized debt issuance costs and legal and other fees paid. See Liquidity and Capital Resources - Senior Secured Credit Facilities and 8.75% Secured Notes below.

Equity in Loss of Affiliates. Equity in loss of affiliates of $0.3 million was recorded during the 2023 period compared with $7.7 million during the 2022 period. See Notes 8 and 9 to the condensed consolidated financial statements for information about our equity investments.

Unrealized Gain on Investment in NCMI. We recorded an unrealized gain on our investment in NCMI of $9.2 million during the 2023 period related to the mark-to-market adjustment of our investment in NCMI under the fair value basis of accounting. See Note 8 to the condensed consolidated financial statements for information on our investment in NCMI.

Income Taxes - Holdings. An income tax expense of $8.4 million was recorded for the 2023 period compared with an income tax expense of $2.9 million for the 2022 period. The effective tax rate was approximately 6.7% for the 2023 period compared with (2.0)%

for the 2022 period. The effective tax rate for the 2023 period was favorably impacted by the use of certain foreign tax credits for which valuation allowances had been established in prior periods as well as the release of valuation allowances previously recorded against the net deferred tax assets in certain foreign jurisdictions. Income tax provisions for interim (quarterly) periods are generally based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Income Taxes - CUSA. An income tax expense of $6.8 million was recorded for the 2023 period compared with an income tax benefit of $(2.9) million for the 2022 period. The effective tax rate was approximately 5.0% for the 2023 period compared with 2.2% for the 2022 period. The effective tax rate for the 2023 period was favorably impacted by the use of certain foreign tax credits for which valuation allowances had been established in prior periods as well as the release of valuation allowances previously recorded against the net deferred tax assets in certain foreign jurisdictions. Income tax provisions for interim (quarterly) periods are generally based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

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

Cash provided by operating activities was $251.1 million for Holdings and $256.0 million for CUSA for the six months ended June 30, 2023, compared with cash provided by operating activities of $46.1 million for Holdings and $56.2 million for CUSA for the six months ended June 30, 2022. The increase in cash provided by operating activities was primarily driven by the timing and level of revenue earned during each period and the timing of payments to vendors for expenses incurred during each period.

Investing Activities

Investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings, remodels and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $54.6 million and $28.8 million for the six months ended June 30, 2023 and 2022, respectively. The increase in cash used for investing activities was primarily due to higher capital expenditures in 2023, partially offset by proceeds from the sale of excess land parcels recognized during the six months ended June 30, 2022.

Below is a summary of capital expenditures, disaggregated by new and existing theatres, for the six months ended June 30, 2023 and 2022 (in millions):

	Six Months Ended June 30,
	2023	2022
New theatres	$2.5	$15.8
Existing theatres	52.1	24.8
Total capital expenditures	$54.6	$40.6

We operated 514 theatres with 5,812 screens worldwide as of June 30, 2023. Theatres and screens opened and closed during the six months ended June 30, 2023 were as follows:

	January 1, 2023	Closed	June 30, 2023
U.S. (42 states)
Theatres	318	(3)	315
Screens	4,399	(29)	4,370

International (14 countries)
Theatres	200	(1)	199
Screens	1,448	(6)	1,442

Worldwide
Theatres	518	(4)	514
Screens	5,847	(35)	5,812

As of June 30, 2023, the following signed commitments were outstanding:

	Theatres (1)	Screens (1)	Estimated Remaining Investment (2)
Remainder of 2023
U.S.	—	—	$2.3
International	1	4	6.2
Total	1	4	$8.5

Subsequent to 2023
U.S.	3	34	$21.4
International	1	8	—
Total	4	42	$21.4

Total commitments at June 30, 2023	5	46	$29.9
(1)
Based on the expected theatre opening date.
(2)
Approximately $8.5 million is expected to be paid during the remainder of 2023 and $11.2 million and $10.2 million is expected to be paid during 2024 and 2025, respectively. The timing of payments is subject to change in the event of construction or other delays.

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

Financing Activities

Cash used for financing activities was $110.8 million and $19.2 million for the six months ended June 30, 2023 and 2022, respectively. The increase in cash used for financing activities was primarily due to the partial redemption of the 8.75% secured notes and debt issuance costs and other fees related to the refinancing of the Credit Agreement, partially offset by proceeds from the refinancing of the Credit Agreement and a sale leaseback transaction recognized during the six months ended June 30, 2023.

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

See Note 7 for a summary of long-term debt outstanding as of June 30, 2023 for Holdings and CUSA.

Contractual Obligations

Except for the refinancing of the Credit Agreement and the partial redemption of the 8.75% Secured Notes discussed below, there have been no material changes in the contractual obligations previously disclosed in “Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed February 24, 2023.

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

The 4.50% Convertible Notes are effectively subordinated to any of Holdings’, or its subsidiaries’, existing and future secured debt to the extent of the value of the assets securing such indebtedness, including obligations under the Credit Agreement. The 4.50% Convertible Notes are structurally subordinated to all existing and future debt and other liabilities, including trade payables, and including CUSA’s 8.75% Secured Notes due 2025, 5.25% Senior Notes due 2028 and 5.875% Senior Notes due 2026, or, collectively, CUSA’s senior notes (but excluding all obligations under the Credit Agreement, as defined below, which are guaranteed by Holdings). The 4.50% Convertible Notes rank equally in right of payment with all existing and future unsubordinated debt, including all obligations under the Credit Agreement, which is guaranteed by Holdings, and senior in right of payment to any future debt that is expressly subordinated in right of payment to the 4.50% Convertible Notes. The 4.50% Convertible Notes are not guaranteed by any of Holdings' subsidiaries.

Senior Secured Credit Facility

On May 26, 2023, CUSA amended and restated its senior secured credit facility (the “Credit Agreement”) to provide for an aggregate principal amount of $775.0 million, consisting of a $650.0 million term loan with a maturity date of May 24, 2030 and a $125.0 million revolving credit facility with a maturity date of May 26, 2028. The term loan is subject to a springing maturity date of April 15, 2028 if CUSA’s 5.25% Senior Notes due 2028 have not been paid or refinanced as required under the Credit Agreement prior to such date. The revolving credit facility is subject to springing maturity dates of January 30, 2025, December 14, 2025 and April 15, 2028 if CUSA’s 8.75% Senior Secured Notes due 2025, 5.875% Senior Notes due 2026 and 5.25% Senior Notes due 2028 have not been paid or refinanced as required under the Credit Agreement prior to such dates, as more specifically described in the Credit Agreement.

CUSA used the $632.7 million net proceeds of the borrowings under the Credit Agreement to fund the $628.3 million repayment of the term loan outstanding under the Credit Agreement prior to the amendment and accrued interest thereon, and for other general corporate purposes.

Under the Credit Agreement, principal payments of $1.6 million are due on the term loan quarterly through March 31, 2030, with a final principal payment of all remaining unpaid principal due on May 24, 2030.

The amended term loan was issued net of an original issue discount of $9.8 million. CUSA also incurred a total of approximately $10.1 million in debt issuance costs which are reflected in the condensed consolidated financial statements as follows: (i) $7.5 million in debt issuance costs were capitalized and are reflected as a reduction of “Long-term debt, less current portion” on the Company’s condensed consolidated balance sheet; and (ii) $2.1 million of fees paid to lenders and $0.5 million of legal and other fees are included in “Loss on debt extinguishment and refinancing” in the Company’s condensed consolidated statement of income for the three and six months ended June 30, 2023. As a result of the amendment, CUSA also wrote-off $4.7 million of unamortized debt issuance costs associated with exiting lenders of the refinanced Credit Agreement.

Interest on the term loan accrues, at CUSA's option, at either (i) a rate determined by reference to the secured overnight financing rate ("SOFR") as published by CME Group Benchmark Administration Limited and identified by Barclay's Bank PLC (the Administrative Agent) as the forward-looking term rate based on SOFR for a period of 1, 3, or 6 months (depending upon the Interest Period (as defined in the Credit Agreement) chosen by CUSA) (the "Term SOFR Rate"), subject to a floor of 0.50% per annum, plus an applicable margin of 3.75% per annum, or (ii) for any day, a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Reserve Bank of New York Rate in effect on such day, plus 1/2 of 1.00% and (c) the Term SOFR Rate for a one month Interest Period, as published two U.S. Government Securities Business Days prior to such day (or if such day is not a U.S. Government Securities Business Day, the immediately preceding U.S. Government Securities Business Day), plus 1.00% (this clause

(ii), the "Alternate Base Rate"), subject in the case of this clause (ii) to a floor of 1.50% per annum, plus, in the case of this clause (ii), an applicable margin of 2.75%.

Interest on revolving credit loans accrues, at CUSA's option, at either (i) the Term SOFR Rate plus an applicable margin that ranges from 3.00% to 3.50% per annum, or (ii) the Alternate Base Rate, subject, in the case of this clause (ii) to a floor of 1.00% per annum, plus, in the case of this clause (ii), an applicable margin that ranges from 2.00% to 2.50%. The applicable margin with respect to revolving credit loans is a function of the Consolidated Net Senior Secured Leverage Ratio as defined in the Credit Agreement. As of June 30, 2023, the applicable margin was 3.50%, however, there were no borrowings outstanding under the revolving line of credit. In addition, CUSA is required to pay a commitment fee on the revolving line of credit that accrues at a rate ranging from 0.20% to 0.375% per annum of the daily unused portion of the revolving line of credit. The commitment fee rate is a function of the Consolidated Net Senior Secured Leverage Ratio.

CUSA’s obligations under the Credit Agreement are guaranteed by Holdings and certain subsidiaries of Holdings other than CUSA (the “Other Guarantors”) and are secured by security interests in substantially all of CUSA’s, Holdings’ and the Other Guarantors’ personal property.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on the ability of Holdings, CUSA and their subsidiaries to: merge, consolidate, liquidate, or dissolve; sell, transfer or otherwise dispose of assets; create, incur or permit to exist certain indebtedness and liens; pay dividends, repurchase stock and make other Restricted Payments (as defined in the Credit Agreement); prepay certain indebtedness; make investments; enter into transactions with affiliates; and change the nature of their business. At any time that CUSA has revolving credit loans outstanding, it is not permitted to allow the Consolidated Net Senior Secured Leverage Ratio to exceed 3.5 to 1.0. As of June 30, 2023, there were no revolving credit loans outstanding under the revolving line of credit, and CUSA’s Consolidated Net Senior Secured Leverage Ratio was 0.6 to 1.

The Credit Agreement also includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, a change of control, material money judgments and failure to maintain security interests. If an event of default occurs, all commitments under the Credit Agreement may be terminated and all obligations under the Credit Agreement could be accelerated by the Lenders, causing all loans outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable.

The Restricted Payments covenant, as defined in the Credit Agreement generally does not limit the ability of Holdings and its subsidiaries to pay dividends and make other Restricted Payments if the Consolidated Net Total Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 2.75 to 1.00. If the Consolidated Net Total Leverage Ratio is greater than 2.75 to 1.00, but no greater than 5.00 to 1.00, Restricted Payments generally may be made in an aggregate amount not to exceed the Available Amount (as defined in the Credit Agreement), which is a function of CUSA’s Consolidated EBITDA minus 1.75 times its Consolidated Interest Expense (as such terms are defined in the Credit Agreement) and certain other factors as specified in the Credit Agreement. As of June 30, 2023, the Consolidated Net Total Leverage Ratio was 2.80 to 1.00. As of June 30, 2023, the Available Amount was $262.5 million. In addition, the Credit Agreement contains other baskets that allow certain Restricted Payments in excess of the Applicable Amount.

We have three interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the term loan outstanding. Effective May 31, 2023, in conjunction with the amendment of its Credit Agreement, the Company amended its three then existing interest rate swap agreements to update the reference rate from LIBOR to Term SOFR. See Note 7 to the condensed consolidated financial statements for discussion of the interest rate swaps.

As of June 30, 2023, there was $648.4 million outstanding under the term loan and no borrowings were outstanding under the $125.0 million revolving line of credit. The average interest rate on outstanding term loan borrowings under the Credit Agreement as of June 30, 2023 was approximately 6.8% per annum, after giving effect to the interest rate swap agreements.

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

On May 1, 2023, CUSA redeemed $100.0 million in principal amount of the 8.75% Secured Notes plus accrued interest thereon for $106.6 million in cash. Following the redemption, $150.0 million in aggregate principal amount of the 8.75% Secured Notes remains outstanding. As a result of the redemption, CUSA recognized a loss on extinguishment of debt totaling $3.4 million which includes a $2.2 million premium paid on the redemption of bonds and a $1.2 million write-off of unamortized debt issuance costs.

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

Borrowings of International Subsidiaries

As of June 30, 2023, certain of the Company’s international subsidiaries have aggregate borrowings of $8.0 million outstanding under various local bank loans. In conjunction with these borrowings, the Company was required to deposit cash into a collateral account to support the issuance of letters of credit to the lenders. The total amount on deposit as of June 30, 2023 was $10.8 million and is considered restricted cash.

Covenant Compliance

The indentures governing the 5.875% Senior Notes, the 5.25% Senior Notes and the 8.75% Secured Notes ("the indentures") contain covenants that limit, among other things, the ability of CUSA and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of June 30, 2023, CUSA could have distributed up to approximately $3.4 billion to its parent company and sole stockholder, Holdings, under the terms of the indentures, subject to its available cash and other borrowing restrictions outlined in the indentures. Upon a change of control, as defined in the indentures, CUSA would be required to make an offer to repurchase the 5.875% Senior Notes, the 5.25% Senior Notes and the 8.75% Secured Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indentures allow CUSA to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of June 30, 2023 was 4.5 to 1.

See discussion of dividend restrictions and the net senior secured leverage ratio under the Credit Agreement at Senior Secured Credit Facility above.

As of June 30, 2023, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The Company currently has variable rate debt. An increase or decrease in interest rates would affect its interest expense related to this variable rate debt. At June 30, 2023, we had an aggregate of $206.4 million of variable rate debt outstanding, after giving effect to the interest rate swaps. Based on the interest rates in effect on the variable rate debt outstanding at June 30, 2023, a 100 basis point increase in market interest rates would increase our annual interest expense by $2.1 million.

The tables below provide information about Holdings' and CUSA’s fixed rate and variable rate long-term debt agreements as of June 30, 2023. Holdings’ long-term debt agreements include fixed rate and variable rate long-term debt of CUSA which is guaranteed by Holdings.

Holdings Debt

	Expected Maturity for the Twelve Months Ending June 30,								Average
	(in millions)								Interest
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value	Rate
Fixed rate	$—	$150.0	$865.0	$—	$—	$1,215.0	$2,230.0	$2,291.9	5.6%
Variable rate	8.1	7.7	7.7	7.7	7.7	167.5	206.4	204.9	8.8%
Total debt (1)	$8.1	$157.7	$872.7	$7.7	$7.7	$1,382.5	$2,436.4	$2,496.8
(1)
Amounts are presented before adjusting for debt issuance costs.

CUSA Debt

	Expected Maturity for the Twelve Months Ending June 30,								Average
	(in millions)								Interest
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value	Rate
Fixed rate	$—	$150.0	$405.0	$—	$—	$1,215.0	$1,770.0	$1,663.3	5.8%
Variable rate	8.1	7.7	7.7	7.7	7.7	167.5	206.4	204.9	8.8%
Total debt (1)	$8.1	$157.7	$412.7	$7.7	$7.7	$1,382.5	$1,976.4	$1,868.2
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

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2023, under the supervision and with the participation of Holdings’ and CUSA’s principal executive officer and principal financial officer, Holdings and CUSA carried out an evaluation required by the Exchange Act of the effectiveness of the design and operation of their respective disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, Holdings’ and CUSA’s principal executive officer and principal financial officer concluded that, as of June 30, 2023, each of Holdings’ and CUSA’s respective disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by each of Holdings and CUSA in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to Holdings’ and CUSA’s management, including Holdings’ and CUSA’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in Holdings’ and CUSA’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, Holdings’ and CUSA’s internal control over financial reporting. However, in the second quarter of 2023 we implemented a new financial system to upgrade our general ledger and reporting tools. The implementation was completed in the normal course of business to increase efficiency and align our processes throughout the organization.

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

As of June 30, 2023, we owned 43.7 million common shares in National Cinemedia, Inc. (“NCMI”) and 4.8 million units of NCM, which represented an ownership interest in NCM of approximately 25.1%. CUSA receives monthly theatre access and advertising fees under an Exhibitor Services Agreement with NCM, and CUSA has received quarterly distributions of excess cash from NCM pursuant to NCM’s operating agreement. During the years ended December 31, 2020, 2021 and 2022, Holdings and CUSA each recorded approximately $36.0 million, $44.1 million and $52.2 million in other revenue related to NCM, respectively, $14.1 million, $0.2 million and $0 million in cash distributions recorded as a reduction of the investment in NCM, respectively, and $7.0 million, $0.1 million and $0 in cash distributions in excess of the investment in NCM, respectively. On February 23, 2023 and March 23, 2023, we redeemed 42.0 million and 1.7 million common units, respectively, of NCM for an equal number of common shares in NCMI. Distributions of excess cash from NCM to its members, including NCMI, were restricted through December 2023 in accordance with the credit agreement amendment NCM entered into with its lenders, and NCMI has suspended its dividend.

Cinema advertising is a small component of the U.S. advertising market and therefore, NCM competes with larger, more established and well-known media platforms such as broadcast radio and television, cable and satellite television, outdoor advertising and Internet portals. In-theatre advertising may not continue to attract advertisers or NCM’s in-theatre advertising format may not continue to be received favorably by theatre patrons. If NCM is unable to continue to generate consistent advertising revenue, its results of operations may be adversely affected and our investment in NCMI may be adversely impacted. NCM has a substantial amount of indebtedness and has been significantly impacted by the COVID-19 pandemic. On April 11, 2023, NCM commenced a Chapter 11 bankruptcy proceeding. As part of NCM’s approved plan of reorganization, our Exhibitor Services Agreement has been assumed by NCM; however our equity in NCMI will represent less than a 5% indirect ownership percentage of NCM.

Because NCM's revenues are primarily dependent on theatre attendance, future NCM revenues and future dividends from NCMI will depend on the continued recovery of the motion picture exhibition industry.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) In the second quarter of 2023, Holdings purchased shares of its common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan
April 1 through April 30	—	$—	—	—
May 1 through May 31	20.29	$16.14	—	—
June 1 through June 30	0.17	$18.36	—	—
Total	20.46		—	—

(1) Represents shares of Holdings’ common stock (in thousands) repurchased in April, May and June of 2023 to satisfy employee tax-withholding obligations upon vesting in restricted stock and performance stock units. See Note 10 to the condensed consolidated financial statements.

For a description of limitations on the payment of Holdings’ dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Item 5. Other Information

Supplemental Schedules Specified by the Senior Notes Indentures

As required by the indentures governing CUSA’s 5.875% Senior Notes, 5.25% Senior Notes and 8.75% Senior Secured Notes, collectively “the senior notes”, CUSA has included in this filing interim financial information for its subsidiaries that have been designated as unrestricted subsidiaries, as defined by the indentures. As required by these indentures, CUSA has included an unaudited condensed consolidating balance sheet and unaudited condensed consolidating statements of income, comprehensive income and cash flows for CUSA. See Liquidity and Capital Resources at Part I - Item 2 for discussion of the senior notes, including relevant covenants and restrictions. The following supplementary schedules separately identify CUSA’s restricted subsidiaries and unrestricted subsidiaries as required by the indentures.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2023

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$406.3	$109.4	$—	$515.7
Other current assets	390.5	(102.9)	(9.9)	277.7
Total current assets	796.8	6.5	(9.9)	793.4
Theatre properties and equipment, net	1,187.9	—	—	1,187.9
Operating lease right-of-use assets, net	1,050.4	—	—	1,050.4
Other long-term assets	1,725.0	284.7	(376.6)	1,633.1
Total assets	$4,760.1	$291.2	$(386.5)	$4,664.8
Liabilities and equity
Current liabilities
Current portion of long-term debt	$8.1	$—	$—	$8.1
Current portion of operating lease obligations	218.7	—	—	218.7
Current portion of finance lease obligations	14.7	—	—	14.7
Current income tax payable	2.5	—	—	2.5
Accounts payable and accrued expenses	502.5	—	(9.9)	492.6
Total current liabilities	746.5	—	(9.9)	736.6
Long-term liabilities
Long-term debt, less current portion	2,201.2	—	(263.6)	1,937.6
Operating lease obligations, less current portion	917.2	—	—	917.2
Finance lease obligations, less current portion	80.5	—	—	80.5
Other long-term liabilities and deferrals	450.5	13.5	—	464.0
Total long-term liabilities	3,649.4	13.5	(263.6)	3,399.3
Commitments and contingencies
Equity	364.2	277.7	(113.0)	528.9
Total liabilities and equity	$4,760.1	$291.2	$(386.5)	$4,664.8
Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

SIX MONTHS ENDED JUNE 30, 2023

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Revenue	$1,553.0	$—	$—	$1,553.0
Cost of operations
Theatre operating costs	1,144.5	—	—	1,144.5
General and administrative expenses	94.7	—	—	94.7
Depreciation and amortization	107.7	—	—	107.7
Impairment of long-term and other assets	9.4	0.7	—	10.1
Loss on disposal of assets and other	(2.7)	—	—	(2.7)
Total cost of operations	1,353.6	0.7	—	1,354.3
Operating income (loss)	199.4	(0.7)	—	198.7
Interest expense	(62.5)	—	0.7	(61.8)
Loss on debt extinguishment and refinancing	(10.7)	—	—	(10.7)
Equity in income (loss) of affiliates	1.0	(1.3)	—	(0.3)
Interest expense - NCM	(11.4)	—	—	(11.4)
Other income	8.1	12.7	(0.7)	20.1
Total other expense	(75.5)	11.4	—	(64.1)
Income before income taxes	123.9	10.7	—	134.6
Income tax expense	5.1	1.7	—	6.8
Net income	118.8	9.0	—	127.8
Less: Net income attributable to noncontrolling interests	1.9	—	—	1.9
Net income attributable to Cinemark USA, Inc.	$116.9	$9.0	$—	$125.9

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30, 2023

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Net income	$118.8	$9.0	$—	$127.8
Other comprehensive income, net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	(0.8)	—	—	(0.8)
Foreign currency translation adjustments	12.2	—	—	12.2
Total other comprehensive income, net of tax	11.4	—	—	11.4
Total comprehensive income, net of tax	130.2	9.0	—	139.2
Comprehensive income attributable to noncontrolling interests	(1.9)	—	—	(1.9)
Comprehensive income attributable to Cinemark USA, Inc.	$128.3	$9.0	$—	$137.3

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2023

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Operating activities
Net income	$118.8	$9.0	$—	$127.8
Adjustments to reconcile net loss to cash provided by operating activities	118.3	3.6	—	121.9
Changes in assets and liabilities	15.7	(9.4)	—	6.3
Net cash provided by operating activities	252.8	3.2	—	256.0
Investing activities
Additions to theatre properties and equipment	(54.6)	—	—	(54.6)
Net cash used for investing activities	(54.6)	—	—	(54.6)
Financing activities
Proceeds from refinancing of senior secured credit facility	640.2	—	—	640.2
Repayment of term loan on refinancing of senior secured credit facility	(624.9)	—	—	(624.9)
Redemption of 8.75% Secured Notes	(102.2)	—	—	(102.2)
Payment of debt issuance costs	(7.5)	—	—	(7.5)
Payment of fees on refinancing of senior secured credit facility	(2.6)	—	—	(2.6)
Restricted stock withholdings for payroll taxes	(2.4)	—	—	(2.4)
Repayments on long-term debt	(6.4)	—	—	(6.4)
Payments on finance leases	(7.1)	—	—	(7.1)
Other financing activities	2.1	—	—	2.1
Net cash used for financing activities	(110.8)	—	—	(110.8)
Effect of exchange rate changes on cash and cash equivalents	(2.2)	—	—	(2.2)
Increase in cash and cash equivalents	85.2	3.2	—	88.4
Cash and cash equivalents:
Beginning of year	321.1	106.2	—	427.3
End of year	$406.3	$109.4	$—	$515.7

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

Item 6. Exhibits

10.1

Second Amended and Restated Credit Agreement, dated as of May 26, 2023, by and among Cinemark Holdings, Inc., Cinemark USA, Inc., the lenders from time to time parties thereto, the other agents and arrangers named therein and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s and Cinemark USA, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed May 26, 2023).

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
**101

The following material from the combined Cinemark Holdings, Inc. and Cinemark USA, Inc. Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith:

(i)
Cinemark Holdings, Inc. Condensed Consolidated Balance Sheets
(ii)
Cinemark Holdings, Inc. Condensed Consolidated Statements of Income (Loss)
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

CINEMARK HOLDINGS, INC. CINEMARK USA, INC.
Registrants

DATE:	August 4, 2023

/s/ Sean Gamble
Sean Gamble
Chief Executive Officer

/s/ Melissa Thomas
Melissa Thomas
Chief Financial Officer