Form 10-Q
period 2023-09-30
Cinemark Holdings, Inc.; CINEMARK USA INC /TX
filed 2023-11-03
CIK 1385280, 885975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Cinemark Holdings, Inc. Yes ☐ No ☒

Cinemark USA, Inc. Yes ☐ No ☒

As of October 27, 2023, 121,613,062 shares of common stock, $0.001 par value per share, of Cinemark Holdings, Inc. were issued and outstanding.

As of October 27, 2023, 1,500 shares of Class A common stock, $0.01 par value per share, and 182,648 shares of Class B common stock, no par value per share, of Cinemark USA, Inc. were outstanding and held by Cinemark Holdings, Inc.

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
•
determinations in lawsuits in which we are a party; and
•
the ongoing recovery of us and the motion picture exhibition industry from the effects of the COVID-19 pandemic.

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

Unless the context otherwise requires, all references to “we,” “our,” “us,” “the Company” or “Cinemark” relate to Cinemark Holdings, Inc. and its consolidated subsidiaries, and all references to CUSA relate to Cinemark USA, Inc. and its consolidated subsidiaries. All references to Latin America relate to Brazil, Argentina, Chile, Colombia, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia and Paraguay.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data, unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$805.9	$674.5
Inventories	26.9	23.7
Accounts receivable	71.1	69.6
Current income tax receivable	49.1	45.1
Prepaid expenses and other	58.0	50.7
Total current assets	1,011.0	863.6
Theatre properties and equipment, net of accumulated depreciation of $2,283.8 and $2,165.7	1,154.4	1,232.1
Operating lease right-of-use assets, net	1,019.0	1,102.7
Other long-term assets
Goodwill	1,249.0	1,250.9
Intangible assets, net	303.0	304.6
Investment in NCMI/NCM	19.6	9.6
Investments in affiliates	23.8	22.6
Deferred charges and other assets, net	31.4	31.6
Total other long-term assets	1,626.8	1,619.3
Total assets	$4,811.2	$4,817.7
Liabilities and equity
Current liabilities
Current portion of long-term debt	$7.9	$10.7
Current portion of operating lease obligations	214.5	219.3
Current portion of finance lease obligations	14.5	14.4
Current income tax payable	2.1	3.2
Accounts payable and accrued expenses	412.9	460.9
Total current liabilities	651.9	708.5
Long-term liabilities
Long-term debt, less current portion	2,390.6	2,474.0
Operating lease obligations, less current portion	886.3	970.6
Finance lease obligations, less current portion	77.0	88.0
Long-term deferred tax liability	50.1	33.7
Long-term liability for uncertain tax positions	46.2	47.9
NCM screen advertising advances	330.9	338.2
Other long-term liabilities	43.1	37.3
Total long-term liabilities	3,824.2	3,989.7
Equity
Cinemark Holdings, Inc.'s stockholders' equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 127,577,909 shares issued and 121,616,481 shares outstanding at September 30, 2023 and 126,082,187 shares issued and 120,403,833 shares outstanding at December 31, 2022	0.1	0.1
Additional paid-in-capital	1,238.2	1,219.3
Treasury stock, 5,961,428 and 5,678,354 shares, at cost, at September 30, 2023 and December 31, 2022, respectively	(97.9)	(95.4)
Accumulated deficit	(454.4)	(660.6)
Accumulated other comprehensive loss	(360.7)	(353.2)
Total Cinemark Holdings, Inc.'s stockholders' equity	325.3	110.2
Noncontrolling interests	9.8	9.3
Total equity	335.1	119.5
Total liabilities and equity	$4,811.2	$4,817.7

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in millions, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Admissions	$443.8	$324.6	1,233.2	$942.3
Concession	339.8	253.6	949.0	712.6
Other	91.2	72.2	245.6	200.1
Total revenue	$874.8	$650.4	$2,427.8	$1,855.0
Cost of operations
Film rentals and advertising	248.2	180.9	692.9	531.1
Concession supplies	63.0	46.3	174.0	128.8
Salaries and wages	107.9	97.0	306.2	277.0
Facility lease expense	84.4	77.2	250.9	231.2
Utilities and other	129.5	110.4	353.5	303.8
General and administrative expenses	48.2	45.1	144.7	134.0
Depreciation and amortization	51.9	58.3	159.6	181.0
Impairment of long-lived and other assets	2.0	15.2	12.1	107.5
Restructuring costs	—	—	—	(0.2)
(Gain) loss on disposal of assets and other	(6.1)	1.2	(8.8)	(6.4)
Total cost of operations	729.0	631.6	2,085.1	1,887.8
Operating income (loss)	145.8	18.8	342.7	(32.8)
Other income (expense)
Interest expense	(38.1)	(38.4)	(112.0)	(114.6)
Interest income	15.3	6.4	40.2	11.1
Loss on debt extinguishment and refinancing	—	—	(10.7)	—
Foreign currency exchange and other related loss	(11.0)	(5.4)	(19.4)	(5.3)
Distributions from DCIP	—	3.7	—	3.7
Interest expense - NCM	(5.6)	(5.8)	(17.0)	(17.5)
Equity in income (loss) of affiliates	1.5	0.2	1.2	(7.5)
Unrealized gain on investment in NCMI	4.7	—	13.9	—
Total other expense	(33.2)	(39.3)	(103.8)	(130.1)
Income (loss) before income taxes	112.6	(20.5)	238.9	(162.9)
Income tax expense	21.4	3.4	29.8	6.3
Net income (loss)	$91.2	$(23.9)	$209.1	$(169.2)
Less: Net income attributable to noncontrolling interests	1.0	0.6	2.9	2.7
Net income (loss) attributable to Cinemark Holdings, Inc.	$90.2	$(24.5)	$206.2	$(171.9)

Weighted average shares outstanding
Basic	119.2	118.4	119.0	118.1
Diluted	152.0	118.4	151.8	118.1
Income (loss) per share attributable to Cinemark Holdings, Inc.'s common stockholders
Basic	$0.74	$(0.20)	$1.70	$(1.43)
Diluted	$0.61	$(0.20)	$1.43	$(1.43)

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$91.2	$(23.9)	$209.1	$(169.2)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	(1.8)	11.6	(2.6)	34.2
Foreign currency translation adjustments	(12.6)	(4.6)	(0.4)	(5.9)
Total other comprehensive income (loss), net of tax	$(14.4)	$7.0	$(3.0)	$28.3
Total comprehensive income (loss), net of tax	76.8	(16.9)	206.1	(140.9)
Comprehensive income attributable to noncontrolling interests	(1.0)	(0.6)	(2.9)	(2.7)
Comprehensive income (loss) attributable to Cinemark Holdings, Inc.	$75.8	$(17.5)	$203.2	$(143.6)

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, unaudited)

							Total
						Accumulated	Cinemark
	Common Stock			Additional		Other	Holdings, Inc.'s
	Shares		Treasury	Paid-in-	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Total
	Issued	Amount	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2023	126.1	$0.1	$(95.4)	$1,219.3	$(660.6)	$(353.2)	$110.2	$9.3	$119.5
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the three months ended March 31, 2023	—	—	(2.1)	—	—	—	(2.1)	—	(2.1)
Issuance of stock upon vesting of performance stock units	0.1	—	—	—	—	—	—	—	—
Issuance of share-based awards and share-based awards compensation expense	1.3	—	—	5.7	—	—	5.7	—	5.7
Net (loss) income	—	—	—	—	(3.1)	—	(3.1)	0.6	(2.5)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	(1.5)	(1.5)	—	(1.5)
Other comprehensive income	—	—	—	—	—	4.7	4.7	—	4.7
Balance at March 31, 2023	127.5	$0.1	$(97.5)	$1,225.0	$(663.7)	$(350.0)	$113.9	$9.9	$123.8
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the three months ended June 30, 2023	—	—	(0.3)	—	—	—	(0.3)	—	(0.3)
Issuance of share-based awards and share-based awards compensation expense	0.1	—	—	6.8	—	—	6.8	—	6.8
Net income	—	—	—	—	119.1	—	119.1	1.3	120.4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1.1)	(1.1)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	(1.5)	(1.5)	—	(1.5)
Other comprehensive income	—	—	—	—	—	6.7	6.7	—	6.7
Balance at June 30, 2023	127.6	$0.1	$(97.8)	$1,231.8	$(544.6)	$(344.8)	$244.7	$10.1	$254.8
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the three months ended September 30, 2023	—	—	(0.1)	—	—	—	(0.1)	—	(0.1)
Issuance of share-based awards and share-based awards compensation expense	—	—	—	6.4	—	—	6.4	—	6.4
Net income		—	—	—	90.2	—	90.2	1.0	91.2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1.3)	(1.3)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	(1.5)	(1.5)	—	(1.5)
Other comprehensive loss		—	—	—	—	(14.4)	(14.4)	—	(14.4)
Balance at September 30, 2023	127.6	$0.1	$(97.9)	$1,238.2	$(454.4)	$(360.7)	$325.3	$9.8	$335.1

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY, CONT’D

(in millions, unaudited)

							Total
						Accumulated	Cinemark
	Common Stock			Additional		Other	Holdings, Inc's
	Shares		Treasury	Paid-in-	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Total
	Issued	Amount	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2022	125.1	$0.1	$(91.1)	$1,197.8	$(389.4)	$(394.5)	$322.9	$11.6	$334.5
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the three months ended March 31, 2022	—	—	(1.6)	—	—	—	(1.6)	—	(1.6)
Issuance of stock upon vesting of performance stock units	0.1	—	—	—	—	—	—	—	—
Issuance of share-based awards and share-based awards compensation expense	0.7	—	—	5.1	—	—	5.1	—	5.1
Net (loss) income	—	—	—	—	(74.0)	—	(74.0)	1.5	(72.5)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	1.1	1.1	—	1.1
Other comprehensive income	—	—	—	—	—	32.8	32.8	—	32.8
Balance at March 31, 2022	125.9	$0.1	$(92.7)	$1,202.9	$(463.4)	$(360.6)	$286.3	$13.1	$299.4
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the three months ended June 30, 2022	—	—	(0.5)	—	—	—	(0.5)	—	(0.5)
Issuance of share-based awards and share-based awards compensation expense	0.2	—	—	6.0	—	—	6.0	—	6.0
Net (loss) income	—	—	—	—	(73.4)	—	(73.4)	0.6	(72.8)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3.0)	(3.0)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	1.1	1.1	—	1.1
Other comprehensive loss	—	—	—	—	—	(11.5)	(11.5)	—	(11.5)
Balance at June 30, 2022	126.1	$0.1	$(93.2)	$1,208.9	$(536.8)	$(371.0)	$208.0	$10.7	$218.7
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the three months ended September 30, 2022	—	—	(2.0)	—	—	—	(2.0)	—	(2.0)
Issuance of share-based awards and share-based awards compensation expense	—	—	—	5.2	—	—	5.2	—	5.2
Net (loss) income	—	—	—	—	(24.5)	—	(24.5)	0.6	(23.9)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(0.7)	(0.7)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	1.1	1.1	—	1.1
Other comprehensive income	—	—	—	—	—	7.0	7.0	—	7.0
Balance at September 30, 2022	126.1	$0.1	$(95.2)	$1,214.1	$(561.3)	$(362.9)	$194.8	$10.6	$205.4
The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net income (loss)	$209.1	$(169.2)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	158.0	179.1
Amortization of intangible and other assets	1.6	1.9
Loss on debt extinguishment and refinancing	10.7	—
Amortization of original issue discount and debt issuance costs	7.7	8.2
Interest accrued on NCM screen advertising advances	17.0	17.5
Amortization of NCM screen advertising advances and other deferred revenue	(24.3)	(24.5)
Amortization of accumulated (gains) losses for amended swap agreements	(4.6)	3.4
Impairment of long-lived and other assets	12.1	107.5
Share-based awards compensation expense	18.9	16.2
Gain on disposal of assets and other	(8.8)	(6.4)
Unrealized gain on investment in NCMI	(13.9)	—
Non-cash rent expense	(13.2)	(7.5)
Equity in (income) loss of affiliates	(1.2)	7.5
Deferred income tax expense (benefit)	16.0	(1.5)
Distributions from equity investees	3.2	1.5
Changes in assets and liabilities and other	(52.5)	(106.0)
Net cash provided by operating activities	335.8	27.7

Investing activities
Additions to theatre properties and equipment	(89.7)	(65.3)
Net proceeds from sale of subsidiary	14.8	—
Proceeds from sale of theatre properties and equipment and other	—	12.0
Net cash used for investing activities	(74.9)	(53.3)

Financing activities
Proceeds from refinancing of senior secured credit facility	640.2	—
Repayment of term loan upon refinancing of senior secured credit facility	(624.9)	—
Redemption of 8.75% Secured Notes	(102.2)	—
Payment of debt issuance costs	(7.5)	—
Payment of fees on refinancing of senior secured credit facility	(2.6)	—
Other repayments of long-term debt	(8.6)	(14.0)
Restricted stock withholdings for payroll taxes	(2.5)	(4.1)
Payments on finance leases	(10.7)	(10.8)
Other financing activities	0.8	(3.7)
Net cash used for financing activities	(118.0)	(32.6)

Effect of exchange rate changes on cash and cash equivalents	(11.5)	(17.2)

Increase (decrease) in cash and cash equivalents	131.4	(75.4)

Cash and cash equivalents:
Beginning of period	674.5	707.3
End of period	$805.9	$631.9

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

* * * * * * * *

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data, unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$570.8	$427.3
Inventories	26.9	23.7
Accounts receivable	70.5	69.0
Current income tax receivable	48.9	45.1
Prepaid expenses and other	58.0	50.7
Accounts receivable from parent	59.6	53.4
Total current assets	834.7	669.2
Theatre properties and equipment, net of accumulated depreciation of $2,283.8 and $2,165.7	1,154.4	1,232.1
Operating lease right-of-use assets, net	1,019.0	1,102.7
Other long-term assets
Goodwill	1,249.0	1,250.9
Intangible assets, net	303.0	304.6
Investment in NCMI/NCM	19.6	9.6
Investments in affiliates	23.8	22.6
Deferred charges and other assets, net	31.4	31.6
Total other long-term assets	1,626.8	1,619.3
Total assets	$4,634.9	$4,623.3
Liabilities and equity
Current liabilities
Current portion of long-term debt	$7.9	$10.7
Current portion of operating lease obligations	214.5	219.3
Current portion of finance lease obligations	14.5	14.4
Current income tax payable	2.1	3.2
Accounts payable and accrued expenses	410.1	452.7
Total current liabilities	649.1	700.3
Long-term liabilities
Long-term debt, less current portion	1,937.0	2,023.0
Operating lease obligations, less current portion	886.3	970.6
Finance lease obligations, less current portion	77.0	88.0
Long-term deferred tax liability	48.7	36.1
Long-term liability for uncertain tax positions	46.2	47.9
NCM screen advertising advances	330.9	338.2
Other long-term liabilities	43.1	37.3
Total long-term liabilities	3,369.2	3,541.1
Equity
Cinemark USA, Inc.'s stockholder's equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49.5	49.5
Treasury stock, 57,245 Class B shares at cost	(24.2)	(24.2)
Additional paid-in-capital	1,497.5	1,479.5
Accumulated deficit	(552.2)	(775.9)
Accumulated other comprehensive loss	(363.8)	(356.3)
Total Cinemark USA, Inc.'s stockholder's equity	606.8	372.6
Noncontrolling interests	9.8	9.3
Total equity	616.6	381.9
Total liabilities and equity	$4,634.9	$4,623.3

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Admissions	$443.8	$324.6	$1,233.2	$942.3
Concession	339.8	253.6	949.0	712.6
Other	91.2	72.2	245.6	200.1
Total revenue	$874.8	$650.4	$2,427.8	$1,855.0
Cost of operations
Film rentals and advertising	248.2	180.9	692.9	531.1
Concession supplies	63.0	46.3	174.0	128.8
Salaries and wages	107.9	97.0	306.2	277.0
Facility lease expense	84.4	77.2	250.9	231.2
Utilities and other	129.5	110.4	353.5	303.8
General and administrative expenses	47.5	44.4	142.2	131.8
Depreciation and amortization	51.9	58.3	159.6	181.0
Impairment of long-lived and other assets	2.0	15.2	12.1	107.5
Restructuring costs	—	—	—	(0.2)
(Gain) loss on disposal of assets and other	(6.1)	1.2	(8.8)	(6.4)
Total cost of operations	728.3	630.9	2,082.6	1,885.6
Operating income (loss)	146.5	19.5	345.2	(30.6)
Other income (expense)
Interest expense	(32.1)	(32.4)	(93.9)	(96.5)
Interest income	12.2	5.2	31.5	9.5
Loss on debt extinguishment and refinancing	—	—	(10.7)	—
Foreign currency exchange and other related loss	(11.0)	(5.4)	(19.4)	(5.3)
Distributions from DCIP	—	3.7	—	3.7
Interest expense - NCM	(5.6)	(5.8)	(17.0)	(17.5)
Equity in income (loss) of affiliates	1.5	0.2	1.2	(7.5)
Unrealized gain on investment in NCMI	4.7	—	13.9	—
Total other expense	(30.3)	(34.5)	(94.4)	(113.6)
Income (loss) before income taxes	116.2	(15.0)	250.8	(144.2)
Income tax expense (benefit)	17.4	(0.4)	24.2	(3.3)
Net income (loss)	$98.8	$(14.6)	$226.6	$(140.9)
Less: Net income attributable to noncontrolling interests	1.0	0.6	2.9	2.7
Net income (loss) attributable to Cinemark USA, Inc.	$97.8	$(15.2)	$223.7	$(143.6)

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$98.8	$(14.6)	$226.6	$(140.9)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	(1.8)	9.8	(2.6)	31.4
Foreign currency translation adjustments	(12.6)	(4.6)	(0.4)	(5.9)
Total other comprehensive income (loss), net of tax	$(14.4)	$5.2	$(3.0)	$25.5
Total comprehensive income (loss), net of tax	84.4	(9.4)	223.6	(115.4)
Comprehensive income attributable to noncontrolling interests	(1.0)	(0.6)	(2.9)	(2.7)
Comprehensive income (loss) attributable to Cinemark USA, Inc.	$83.4	$(10.0)	$220.7	$(118.1)

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, unaudited)

									Total
	Class A		Class B					Accumulated	Cinemark
	Common Stock		Common Stock			Additional		Other	USA, Inc's
	Shares		Shares		Treasury	Paid-in-	Accumulated	Comprehensive	Stockholder's	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2023	—	$—	0.2	$49.5	$(24.2)	$1,479.5	$(775.9)	$(356.3)	$372.6	$9.3	$381.9
Share-based awards compensation expense	—	—	—	—	—	5.4	—	—	5.4	—	5.4
Net income	—	—	—	—	—	—	5.7	—	5.7	$0.6	6.3
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	—	—	(1.5)	(1.5)	—	(1.5)
Other comprehensive income	—	—	—	—	—	—	—	4.7	4.7	$—	4.7
Balance at March 31, 2023	—	$—	0.2	$49.5	$(24.2)	$1,484.9	$(770.2)	$(353.1)	$386.9	$9.9	$396.8
Share-based awards compensation expense	—	—	—	—	—	6.5	—	—	6.5	—	6.5
Net income	—	—	—	—	—	—	120.2	—	120.2	1.3	121.5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1.1)	(1.1)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	—	—	(1.5)	(1.5)	—	(1.5)
Other comprehensive income	—	—	—	—	—	—	—	6.7	6.7	—	6.7
Balance at June 30, 2023	—	$—	0.2	$49.5	$(24.2)	$1,491.4	$(650.0)	$(347.9)	$518.8	$10.1	$528.9
Share-based awards compensation expense	—	—	—	—	—	6.1	—	—	6.1	—	6.1
Net income	—	—	—	—	—	—	97.8	—	97.8	1.0	98.8
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1.3)	(1.3)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	—	—	(1.5)	(1.5)	—	(1.5)
Other comprehensive loss	—	—	—	—	—	—	—	(14.4)	(14.4)	—	(14.4)
Balance at September 30, 2023	—	$—	0.2	$49.5	$(24.2)	$1,497.5	$(552.2)	$(363.8)	$606.8	$9.8	$616.6

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY, CONT’D

(in millions, unaudited)

									Total
	Class A		Class B					Accumulated	Cinemark
	Common Stock		Common Stock			Additional		Other	USA, Inc's
	Shares		Shares		Treasury	Paid-in-	Accumulated	Comprehensive	Stockholder's	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2022	—	$—	0.2	$49.5	$(24.2)	$1,459.0	$(544.0)	$(397.0)	$543.3	$11.6	$554.9
Share-based awards compensation expense	—	—	—	—	—	4.9	—	—	4.9	—	4.9
Net (loss) income	—	—	—	—	—	—	(62.5)	—	(62.5)	1.5	(61.0)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	—	1.1	1.1	—	1.1
Other comprehensive income	—	—	—	—	—	—	—	29.0	29.0	—	29.0
Balance at March 31, 2022	—	$—	0.2	$49.5	$(24.2)	$1,463.9	$(606.5)	$(366.9)	$515.8	$13.1	$528.9
Share-based awards compensation expense	—	—	—	—	—	5.7	—	—	5.7	—	5.7
Net (loss) income	—	—	—	—	—	—	(65.9)	—	(65.9)	0.6	(65.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(3.0)	(3.0)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	—	1.1	1.1	—	1.1
Other comprehensive loss	—	—	—	—	—	—	—	(8.7)	(8.7)	—	(8.7)
Balance at June 30, 2022	—	$—	0.2	$49.5	$(24.2)	$1,469.6	$(672.4)	$(374.5)	$448.0	$10.7	$458.7
Share-based awards compensation expense	—	—	—	—	—	4.9	—	—	4.9	—	4.9
Net (loss) income	—	—	—	—	—	—	(15.2)	—	(15.2)	0.6	(14.6)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(0.7)	(0.7)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	—	1.1	1.1	—	1.1
Other comprehensive income	—	—	—	—	—	—	—	5.2	5.2	—	5.2
Balance at September 30, 2022	—	$—	0.2	$49.5	$(24.2)	$1,474.5	$(687.6)	$(368.2)	$444.0	$10.6	$454.6
The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net income (loss)	$226.6	$(140.9)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	158.0	179.1
Amortization of intangible and other assets	1.6	1.9
Loss on debt extinguishment and refinancing	10.7	—
Amortization of original issue discount and debt issuance costs	5.1	5.6
Interest accrued on NCM screen advertising advances	17.0	17.5
Amortization of NCM screen advertising advances and other deferred revenue	(24.3)	(24.5)
Amortization of accumulated (gains) losses for amended swap agreements	(4.6)	3.4
Impairment of long-lived and other assets	12.1	107.5
Share-based awards compensation expense	18.0	15.5
Gain on disposal of assets and other	(8.8)	(6.4)
Unrealized gain on investment in NCMI	(13.9)	—
Non-cash rent expense	(13.2)	(7.5)
Equity in (income) loss of affiliates	(1.2)	7.5
Deferred income tax expense	12.3	(3.3)
Distributions from equity investees	3.2	1.5
Changes in assets and liabilities and other	(50.7)	(109.9)
Net cash provided by operating activities	347.9	47.0

Investing activities
Additions to theatre properties and equipment	(89.7)	(65.3)
Net proceeds from sale of subsidiary	14.8	—
Proceeds from sale of theatre properties and equipment and other	—	12.0
Net cash used for investing activities	(74.9)	(53.3)

Financing activities
Proceeds from refinancing of senior secured credit facility	640.2	—
Repayment of term loan upon refinancing of senior secured credit facility	(624.9)	—
Redemption of 8.75% Secured Notes	(102.2)	—
Payment of debt issuance costs	(7.5)	—
Payment of fees on refinancing of senior secured credit facility	(2.6)	—
Repayments of long-term debt	(8.6)	(14.0)
Restricted stock withholdings for payroll taxes	(2.5)	(4.1)
Payments on finance leases	(10.7)	(10.8)
Other financing activities	0.8	(3.7)
Net cash used for financing activities	(118.0)	(32.6)

Effect of exchange rate changes on cash and cash equivalents	(11.5)	(17.2)

Increase (decrease) in cash and cash equivalents	143.5	(56.1)

Cash and cash equivalents:
Beginning of period	427.3	442.7
End of period	$570.8	$386.6

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

We operate in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Brazil, Argentina, Chile, Colombia, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, and Paraguay. The Company closed its one theatre in Curacao in January 2023 and sold its theatres in Ecuador in September 2023. See Note 6 for a discussion of the sale of the Company’s Ecuador subsidiary.

The impact of the COVID-19 pandemic had an unprecedented impact on the theatrical exhibition industry. While the industry has made significant progress in its recovery from the pandemic, its ongoing recovery continues to be contingent upon several key factors, including the volume of new film content available, the box office performance of new film content released, the duration of the exclusive theatrical release window, and evolving consumer behavior with competition from other forms of in-and-out-of-home entertainment.

The accompanying condensed consolidated balance sheets of Holdings and CUSA as of December 31, 2022, each of which were derived from audited financial statements, and the unaudited condensed consolidated financial statements of Holdings and CUSA, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. Majority-owned subsidiaries that Holdings or CUSA, as applicable, has control of are consolidated while those investments in entities of which Holdings or CUSA, as applicable, owns between 20% and 50% and does not control, but has significant influence over the investee, are accounted for under the equity method. Investments in entities of which Holdings or CUSA, as applicable, owns between 20% and 50% and does not control or have significant influence over are accounted for under the fair value method. If Holdings or CUSA cease to exercise significant influence over an equity investee, the investment is accounted for under the fair value method. Investments in entities of which Holdings or CUSA, as applicable, owns less than 20% are generally accounted for under the cost method. The results of these subsidiaries and other investees are included in the condensed consolidated financial statements of Holdings and CUSA, as applicable, effective from their date of formation or from their date of acquisition. Intercompany balances and transactions are eliminated in consolidation.

These condensed consolidated financial statements of Holdings and CUSA should be read in conjunction with the audited annual consolidated financial statements of Holdings and CUSA and the notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed February 24, 2023 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be achieved for the full year.

2.
New Accounting Pronouncements

Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU 2020-04”), ASU 2021-01, Reference Rate Reform (Topic 848): Scope, (“ASU 2021-01”) and ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). The purpose of ASU 2020-04 is to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. More specifically, the amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2021-01 clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments in ASU 2022-06 deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

848. The amendments in ASU 2020-04 and ASU 2021-01 are effective as of March 12, 2020 through December 31, 2024. The Company applied the optional relief guidance prospectively to the modification of the reference rate in its interest rate swap agreements from LIBOR to Term SOFR during the second quarter of 2023 (see Note 7). The application of the guidance did not have a material impact on the Company’s condensed consolidated financial statements.

3.
Lease Accounting

The following table represents the Company’s aggregate lease costs, by lease classification, for the periods presented.

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Lease Cost	Classification	2023	2022	2023	2022
Operating lease costs
Equipment (1)	Utilities and other	$0.7	$1.0	$3.4	$2.6
Real Estate (1)	Facility lease expense	88.5	79.5	261.4	236.4
Total operating lease costs		$89.2	$80.5	$264.8	$239.0

Finance lease costs
Amortization of leased assets	Depreciation and amortization	$3.0	$3.1	$9.0	$9.4
Interest on lease liabilities	Interest expense	1.2	1.4	3.7	4.1
Total finance lease costs		$4.2	$4.5	$12.7	$13.5
(1)
Includes short-term lease payments, variable lease payments and office lease payments reflected in general and administrative expense as set forth in the following table for the periods presented:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Lease Cost	Classification	2023	2022	2023	2022
Operating lease costs
Equipment - Short-term and variable lease payments	Utilities and other	$0.5	$0.8	$3.0	$2.2
Real Estate - Variable lease payments (1)	Facility lease expense	$18.2	$9.4	$51.0	$27.5
Real Estate - Office leases	General and administrative	$0.4	$0.3	$1.0	$1.0

(1) Represents lease payments that are based on a change in index, such as CPI or inflation, variable payments based on revenue or attendance and variable common area maintenance costs.

The following table represents the minimum cash lease payments as included in the measurement of the related lease liabilities and the non-cash addition of lease right-of-use assets for the periods presented.

	Nine Months Ended
	September 30,
Other Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash outflows for operating leases	$210.7	$209.3
Cash outflows for finance leases - operating activities	$3.7	$4.1
Cash outflows for finance leases - financing activities	$10.7	$10.8
Non-cash amount of right-of-use assets obtained in exchange for:
Operating lease liability additions, net of write-offs	$73.3	$78.5

As of September 30, 2023, the Company had signed lease agreements with total non-cancelable lease payments of approximately $43.7 related to theatre leases that had not yet commenced. The timing of lease commencement is dependent on the completion of construction of the related theatre facility. Additionally, these amounts are based on estimated square footage and costs to construct each facility and may be subject to adjustment upon final completion of each construction project. In accordance with ASC Topic 842, Leases, fixed minimum lease payments related to these theatres are not included in the right-of-use assets and lease liabilities as of September 30, 2023.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

4.
Revenue Recognition

The Company’s patrons have the option to purchase movie tickets well in advance of a movie showtime, right before the movie showtime, or at any point in between those two timeframes depending on seat availability. The Company recognizes such admissions revenue when the showtime for a purchased movie ticket has passed. Concession revenue is recognized when products are sold to the consumer, or if purchased in advance, once the showtime associated with the customer’s movie ticket has passed. Other revenue primarily consists of screen advertising, screen rental revenue, promotional income, studio trailer placements, revenue from electronic video games located in our theatres, and transactional fees. Except for National CineMedia, LLC (“NCM”) screen advertising advances discussed in Note 8, these revenues are generally recognized when the Company has fulfilled its performance obligations by providing the specified services.

The Company sells gift cards and discount ticket vouchers, the proceeds from which are recorded as deferred revenue. Deferred revenue for gift cards and discount ticket vouchers is recognized when they are redeemed for concession items or, if redeemed for movie tickets, when the movie showtime has passed. The Company generally records breakage revenue on gift cards and discount ticket vouchers based on redemption activity and historical experience associated with unused balances.

The Company offers a subscription program in the U.S. whereby patrons can pay a monthly or annual fee to receive a monthly credit for use towards a future movie ticket purchase. The Company records subscription program fees as deferred revenue and records admissions revenue when the showtime for a movie ticket purchased with a credit has passed.

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

Accounts receivable as of September 30, 2023 and December 31, 2022 included approximately $31.4 and $22.9, respectively, of receivables related to contracts with customers. The Company did not record any assets related to the costs to obtain or fulfill a contract with customers during the nine months ended September 30, 2023.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Disaggregation of Revenue

The following tables present revenue disaggregated based on major type of good or service and by reportable operating segment.

	Three Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2023
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Admissions revenue	$350.4	$93.4	$443.8	$968.5	$264.7	$1,233.2
Concession revenue	268.0	71.8	339.8	751.1	197.9	949.0
Screen advertising, screen rental and promotional revenue (2)	23.0	16.2	39.2	69.5	39.0	108.5
Other revenue	41.1	10.9	52.0	107.4	29.7	137.1
Total revenue	$682.5	$192.3	$874.8	$1,896.5	$531.3	$2,427.8

	Three Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2022
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Admissions revenue	$257.6	$67.0	$324.6	$759.1	$183.2	$942.3
Concession revenue	200.8	52.8	253.6	576.5	136.1	712.6
Screen advertising, screen rental and promotional revenue (2)	20.6	11.3	31.9	60.7	30.7	91.4
Other revenue	32.7	7.6	40.3	88.2	20.5	108.7
Total revenue	$511.7	$138.7	$650.4	$1,484.5	$370.5	$1,855.0
(1)
U.S. segment revenue excludes intercompany transactions with the international operating segment. See Note 16 for the amount of intercompany eliminations for the periods presented.
(2)
Amount includes amortization of NCM screen advertising advances. See Screen Advertising Advances and Other Deferred Revenue below.

The following tables present revenue disaggregated based on timing of recognition and by reportable operating segment.

	Three Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2023
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$657.4	$173.8	$831.2	$1,819.9	$485.8	$2,305.7
Goods and services transferred over time (2)	25.1	18.5	43.6	76.6	45.5	122.1
Total	$682.5	$192.3	$874.8	$1,896.5	$531.3	$2,427.8

	Three Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2022
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$478.9	$123.8	$602.7	$1,401.0	$332.2	$1,733.2
Goods and services transferred over time (2)	32.8	14.9	47.7	83.5	38.3	121.8
Total	$511.7	$138.7	$650.4	$1,484.5	$370.5	$1,855.0
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
Amount includes amortization of NCM screen advertising advances. See Screen Advertising Advances and Other Deferred Revenue below.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Screen Advertising Advances and Other Deferred Revenue

The following table presents changes in the Company’s deferred revenue for the nine months ended September 30, 2023.

	NCM screen advertising advances (1)	Other Deferred Revenue (2)
Balance at January 1, 2023	$338.2	$194.9
Amounts recognized as accounts receivable	—	3.6
Cash received from customers in advance	—	224.9
Dispositions (3)	—	(0.4)
Interest accrued related to significant financing component	17.0	—
Revenue recognized during period	(24.3)	(220.6)
Foreign currency translation adjustments	—	(2.9)
Balance at September 30, 2023	$330.9	$199.5
(1)
See Note 8 for the maturity of NCM screen advertising advances as of September 30, 2023.
(2)
Includes liabilities associated with outstanding gift cards and discount ticket vouchers, points or rebates outstanding under the Company’s loyalty and membership programs and revenue collected but not yet earned for screen advertising and other promotional activities. Amounts are classified as accounts payable and accrued expenses or other long-term liabilities on the condensed consolidated balance sheet.
(3)
Relates to the sale of the Company’s Ecuador subsidiary. See Note 6.

The table below summarizes the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of September 30, 2023 and when the Company expects to recognize this revenue.

	Twelve Months Ended September 30,
Remaining Performance Obligations	2024	2025	Thereafter	Total
Other deferred revenue	$176.7	$22.8	$—	$199.5

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

5.
Earnings (Loss) Per Share

The following table presents computations of basic and diluted earnings (loss) per share for Holdings:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to Cinemark Holdings, Inc.	$90.2	$(24.5)	$206.2	$(171.9)
(Income) loss allocated to participating share-based awards (1)	(1.8)	0.4	(3.6)	2.4
Basic net income (loss) attributable to common stockholders	$88.4	$(24.1)	$202.6	$(169.5)
Add: Interest expense on convertible notes, net of tax (3)	4.4	—	14.0	—
Diluted net income (loss) attributable to common stockholders	$92.8	$(24.1)	$216.6	$(169.5)

Denominator:
Basic weighted average shares outstanding	119.2	118.4	119.0	118.1
Common equivalent shares for restricted stock units (2)	0.8	—	0.8	—
Common equivalent shares for convertible notes (3)	32.0	—	32.0	—
Common equivalent shares for warrants (4)	—	—	—	—
Diluted weighted average shares outstanding	152.0	118.4	151.8	118.1

Basic earnings (loss) per share attributable to common stockholders	$0.74	$(0.20)	$1.70	$(1.43)
Diluted earnings (loss) per share attributable to common stockholders	$0.61	$(0.20)	$1.43	$(1.43)
(1)
For the three months ended September 30, 2023 and 2022, a weighted average of approximately 2.42 shares and 1.90 shares of restricted stock, respectively, were considered participating securities. For the nine months ended September 30, 2023 and 2022, a weighted average of approximately 2.14 shares and 1.69 shares of restricted stock, respectively, were considered participating securities.
(2)
For the three and nine months ended September 30, 2022, 0.18 and 0.39 common equivalent shares for restricted stock units, respectively, were excluded because they were anti-dilutive.
(3)
For the three and nine months ended September 30, 2022 diluted loss per share excludes the conversion of the 4.50% Convertible Senior Notes into 32.0 shares of common stock, as they would be anti-dilutive. See further discussion below.
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

The closing price of Holdings' common stock did not exceed the strike price of $18.66 per share (130% of the initial exercise price of $14.35 per share) during at least 20 of the last 30 trading days of the quarter ended September 30, 2023 and, therefore, the 4.50% Convertible Senior Notes will not be convertible during the fourth quarter of 2023. The if-converted value of the 4.50% Convertible

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Senior Notes, based on the weighted average closing price of Holdings common stock for the third quarter of 2023, exceeded the aggregate outstanding principal value of the notes by $16.4 as of September 30, 2023.

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

6.
Sale of Subsidiary

During December 2022, the Company entered into a purchase and sale agreement for the sale of the stock of its Ecuador subsidiary. The Company completed the sale in September 2023 and recognized a gain of $6.9, which is reflected in “Gain (loss) on disposal of assets and other” in the Company’s condensed consolidated statement of income for the three and nine months ended September 30, 2023. The sale of the Ecuador subsidiary did not qualify as discontinued operations since it did not represent a strategic shift in the Company’s operations that will have a major effect on its results and operations. The following table presents the carrying value of Ecuador’s significant assets and liabilities as of the periods presented:

	September 30,	December 31,
	2023	2022
Theatre property and equipment, net	$—	$5.4
Operating lease right-of-use asset, net	—	2.9
Goodwill	—	4.2

Total assets	$—	$15.3
Total liabilities	$—	$8.5

The table below summarizes total revenue and operating income for the Ecuador subsidiary for the periods presented:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Total revenue	$3.9	$13.5
Operating income	$0.5	$2.0

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

7.
Long-Term Debt

Long-term debt of Holdings consisted of the following for the periods presented:

	September 30,	December 31,
	2023	2022
Cinemark Holdings, Inc. 4.50% convertible senior notes due 2025	$460.0	$460.0
Cinemark USA, Inc. term loan due 2030 (see Senior Secured Credit Facility below)	646.8	626.5
Cinemark USA, Inc. 8.75% senior secured notes due 2025	150.0	250.0
Cinemark USA, Inc. 5.875% senior notes due 2026	405.0	405.0
Cinemark USA, Inc. 5.25% senior notes due 2028	765.0	765.0
Other	7.2	10.1
Total long-term debt carrying value (1)	$2,434.0	$2,516.6
Less: Current portion	7.9	10.7
Less: Debt issuance costs and original issue discount, net of accumulated amortization (1)	35.5	31.9
Long-term debt, less current portion, net of unamortized debt issuance costs and original issue discount (1)	$2,390.6	$2,474.0
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

	September 30,	December 31,
	2023	2022
Total long-term debt carrying value	$1,974.0	$2,056.6
Less: Current portion	7.9	10.7
Less: Debt issuance costs and original issue discount, net of accumulated amortization	29.1	22.9
Long-term debt, less current portion, net of unamortized debt issuance costs and original issue discount	$1,937.0	$2,023.0

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

Under the Credit Agreement, principal payments of $1.6 are due on the term loan quarterly through March 31, 2030, with a final principal payment of the remaining unpaid principal due on May 24, 2030.

The amended term loan was issued net of an original issue discount of $9.8. CUSA also incurred a total of approximately $10.1 in debt issuance costs in connection with the amendment, which are reflected in the condensed consolidated financial statements as follows: (i) $7.5 in debt issuance costs were capitalized and are reflected as a reduction of “Long-term debt, less current portion” on the Company’s condensed consolidated balance sheet; and (ii) $2.1 of fees paid to lenders and $0.5 of legal and other fees included in “Loss on debt extinguishment and refinancing” in the Company’s condensed consolidated statement of income for the nine months ended September 30, 2023. As a result of the amendment, CUSA also wrote-off $4.7 of unamortized debt issuance costs associated with exiting lenders of the refinanced Credit Agreement.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Interest on the term loan accrues, at CUSA's option, at either (i) a rate determined by reference to the secured overnight financing rate ("SOFR") as published by CME Group Benchmark Administration Limited and identified by Barclay's Bank PLC (the Administrative Agent) as the forward-looking term rate based on SOFR for a period of 1, 3, or 6 months (depending upon the Interest Period (as defined in the Credit Agreement) chosen by CUSA) (the "Term SOFR Rate"), subject to a floor of 0.50% per annum, plus an applicable margin of 3.75% per annum, or (ii) for any day, a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Reserve Bank of New York Rate in effect on such day, plus 1/2 of 1.00% and (c) the Term SOFR Rate for a one month Interest Period, as published two U.S. Government Securities Business Days prior to such day (or if such day is not a U.S. Government Securities Business Day, the immediately preceding U.S. Government Securities Business Day), plus 1.00% (this clause (ii), the "Alternate Base Rate"), subject in the case of this clause (ii) to a floor of 1.50% per annum, plus, in the case of this clause (ii), an applicable margin of 2.75%. The average interest rate on outstanding term loan borrowings under the Credit Agreement as of September 30, 2023 was approximately 6.9% per annum, after giving effect to the interest rate swap agreements discussed below.

Interest on revolving credit loans accrues, at CUSA's option, at either (i) the Term SOFR Rate plus an applicable margin that ranges from 3.00% to 3.50% per annum, or (ii) the Alternate Base Rate, subject, in the case of this clause (ii) to a floor of 1.00% per annum, plus, in the case of this clause (ii), an applicable margin that ranges from 2.00% to 2.50%. The applicable margin with respect to revolving credit loans is a function of the Consolidated Net Senior Secured Leverage Ratio as defined in the Credit Agreement. As of September 30, 2023, the applicable margin was 3.25%, however, there were no borrowings outstanding under the revolving line of credit. In addition, CUSA is required to pay a commitment fee on the revolving line of credit that accrues at a rate ranging from 0.20% to 0.375% per annum of the daily unused portion of the revolving line of credit. The commitment fee rate is a function of the Consolidated Net Senior Secured Leverage Ratio and was 0.25% at September 30, 2023.

CUSA’s obligations under the Credit Agreement are guaranteed by Holdings and certain subsidiaries of Holdings other than CUSA (the “Other Guarantors”) and are secured by security interests in substantially all of CUSA’s, Holdings’ and the Other Guarantors’ personal property.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on the ability of Holdings, CUSA and their subsidiaries to: merge, consolidate, liquidate, or dissolve; sell, transfer or otherwise dispose of assets; create, incur or permit to exist certain indebtedness and liens; pay dividends, repurchase stock and make other Restricted Payments (as defined in the Credit Agreement); prepay certain indebtedness; make investments; enter into transactions with affiliates; and change the nature of their business. At any time that CUSA has revolving credit loans outstanding, it is not permitted to allow the Consolidated Net Senior Secured Leverage Ratio to exceed 3.5 to 1.0. As of September 30, 2023, there were no revolving credit loans outstanding under the revolving line of credit, and CUSA’s Consolidated Net Senior Secured Leverage Ratio was 0.3 to 1.0.

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

The Restricted Payments covenant, as defined in the Credit Agreement generally does not limit the ability of Holdings and its subsidiaries to pay dividends and make other Restricted Payments if the Consolidated Net Total Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 2.75 to 1.00. If the Consolidated Net Total Leverage Ratio is greater than 2.75 to 1.00, but not greater than 5.00 to 1.00, Restricted Payments generally may be made in an aggregate amount not to exceed the Available Amount (as defined in the Credit Agreement), which is a function of CUSA’s Consolidated EBITDA minus 1.75 times its Consolidated Interest Expense (as such terms are defined in the Credit Agreement) and certain other factors as specified in the Credit Agreement. As of September 30, 2023, the Consolidated Net Total Leverage Ratio was 2.22 to 1.00 and the Available Amount was $448.2. In addition, the Credit Agreement contains other baskets that allow certain Restricted Payments in excess of the Applicable Amount.

8.75% Secured Notes

On May 1, 2023, CUSA redeemed $100.0 in principal amount of the 8.75% Secured Notes plus accrued interest thereon for $106.6 in cash. Following the redemption, $150.0 in aggregate principal amount of the 8.75% Secured Notes remains outstanding. As a result of the redemption, CUSA recognized a loss on extinguishment of debt totaling $3.4, which includes a $2.2 premium paid on the redemption of bonds and a $1.2 write-off of unamortized debt issuance costs, and is reflected in “Loss on debt extinguishment and refinancing” in the Company’s condensed consolidated statement of income for the nine months ended September 30, 2023. For additional discussion of the 8.75% Secured Notes, see Note 14 to the Company’s consolidated financial statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed February 24, 2023.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Interest Rate Swap Agreements

The Company’s interest rate swap agreements are used to hedge a portion of the interest rate risk associated with the variable interest rates on the Company’s term loan debt and qualify for cash flow hedge accounting. Effective May 31, 2023, in conjunction with the amendment of its Credit Agreement, the Company amended its three then existing interest rate swap agreements to update the reference rate from LIBOR to Term SOFR, and the Company applied the optional relief provided in FASB ASC Topic 848 prospectively to account for this modification. Topic 848 provides optional expedients that allow an entity not to dedesignate an existing hedging relationship when critical terms of the agreement are modified, but rather allow an existing hedging relationship to continue when one or more of the critical terms in the existing hedging agreement change because of reference rate reform. Therefore, the Company did not dedesignate the hedging relationship due to the amendment of our existing interest rate swap agreements on May 31, 2023, and accumulated losses due to the fair value adjustments on the interest rate swaps remained in other comprehensive income.

Below is a summary of the Company's interest rate swap agreements, which are designated as cash flow hedges, as of September 30, 2023:

Notional					Estimated
Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	Fair Value (1)
$137.5	December 31, 2018	2.08%	1-Month Term SOFR	December 31, 2024	$5.3
$175.0	December 31, 2018	2.09%	1-Month Term SOFR	December 31, 2024	6.8
$137.5	December 31, 2018	2.15%	1-Month Term SOFR	December 31, 2024	5.2
				Total	$17.3
(1)
Approximately $14.5 of the total is included in prepaid expenses and other and $2.8 is included in deferred charges and other assets, net on the condensed consolidated balance sheet as of September 30, 2023.

The fair values of the interest rate swaps are recorded on Holdings' and CUSA's condensed consolidated balance sheets as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive loss. The changes in fair value are reclassified from accumulated other comprehensive loss into earnings in the same period that the hedged items affect earnings. The valuation technique used to determine fair value is the income approach and, under this approach, the Company used projected future interest rates as provided by counterparties to the interest rate swap agreements and the fixed rates that the Company is obligated to pay under the agreement. Therefore, the Company's measurements are based on observable market data, which fall in Level 2 of the U.S. GAAP hierarchy as defined by FASB ASC Topic 820-10-35.

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt primarily based on observable market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by ASC 820, Fair Value Measurement (“ASC Topic 820”). The table below presents the fair value of the Company's long-term debt as of the periods presented:

	As of
	September 30, 2023	December 31, 2022
Holdings fair value (1)	$2,545.4	$2,210.5
CUSA fair value	$1,873.3	$1,771.3
(1)
The fair value of the 4.50% convertible senior notes was $672.1 and $439.2 as of September 30, 2023 and December 31, 2022, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

8.
Investment in NCMI/NCM

Below is a summary of activity with NCMI and NCM included in each of Holdings' and CUSA's condensed consolidated financial statements:

	Investment in NCMI/NCM	NCM Screen Advertising Advances	Equity in Loss (2)	Other Revenue	Interest Expense - NCM	Cash Received (3)

Balance as of January 1, 2023	$9.6	$(338.2)	$—	$—	$—	$—
Screen rental revenue earned under ESA (1)	—	—	—	16.0	—	10.4
Interest accrued related to significant financing component	—	(17.0)	—	—	17.0	—
Equity in loss (2)	(3.2)	—	(3.2)	—	—	—
Redemption of common units of NCM for common stock of NCMI (4)	—	—	—	—	—	—
Impairment of investment in NCMI	(0.7)	—	—	—	—	—
Unrealized gain on fair market value adjustment of investment in NCMI (4)	13.9	—	—	—	—	—
Amortization of screen advertising advances	—	24.3	—	(24.3)	—	—
Balance as of and for the nine months ended September 30, 2023	$19.6	$(330.9)	$(3.2)	$(8.3)	$17.0	$10.4
(1)
Amounts include the per patron and per digital screen theatre access fees, net of amounts due to NCM for on-screen advertising time provided to the Company's beverage concessionaire of approximately $7.1.
(2)
Equity in loss was recorded through April 11, 2023, the date NCM filed its bankruptcy petition, after which the Company applied the fair value accounting method as discussed below.
(3)
The Company had a receivable from NCM of $5.6 as of September 30, 2023.
(4)
See Investment in National CineMedia below.

NCM operates a digital in-theatre network in the U.S. for providing cinema advertising. The Company has an investment in NCM’s parent National CineMedia, Inc. (”NCMI”), and previously held an investment in NCM. See further discussion below under Investment in National CineMedia. The Company entered into an Exhibitor Services Agreement with NCM (“ESA”), pursuant to which NCM primarily provides screen advertising to our theatres through its branded “Noovie” pre-show entertainment program and also handles lobby promotions and displays for our theatres. See further discussion below under Exhibitor Services Agreement.

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

On April 11, 2023, NCM filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. NCMI continued to manage NCM, the “debtor in possession,” under the jurisdiction of the bankruptcy court and in accordance with the applicable bankruptcy laws and orders of the bankruptcy court. In general, as debtor in possession under the Bankruptcy Code, NCM was authorized to continue to operate as an ongoing business but could not engage in transactions outside the ordinary course of business without the prior approval of the bankruptcy court.

Due to NCM’s bankruptcy proceedings, the Company reassessed its rights and level of influence over NCM. The Company determined that effective April 11, 2023, the date NCM filed its bankruptcy petition, it no longer had significant influence over NCM and therefore ceased accounting for its investment in NCMI under the equity method of accounting in the second quarter of 2023. The Company now accounts for its investment in NCMI in accordance with the guidance set forth in FASB ASC Topic 321 Investments - Equity Securities, which requires the Company to measure its investment in common stock of NCMI at fair value and recognize unrealized holding gains and losses on its investment in earnings. The Company recognized an unrealized gain of $4.7 and $13.9 on its

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

investment in NCMI in the Company’s condensed consolidated statement of income for the three and nine months ended September 30, 2023, respectively.

On August 3, 2023, NCMI announced that it had effected a 1-for-10 reverse stock split of its common stock. NCMI’s common stock automatically began trading on a split adjusted basis at the opening of the market on August 4, 2023. After giving effect to the reverse stock split, the Company owns approximately 4.4 shares of NCMI common stock. NCM emerged from bankruptcy on August 7, 2023, and the Company’s ownership interest in NCMI was reduced to less than 5%.

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

Impairment of NCMI Investment

During the first quarter of 2023, the Company accounted for its investment in NCMI under the equity method of accounting, and therefore assessed its investment for other than temporary impairment. The Company recorded an impairment charge totaling $0.7 on its investment in NCMI during the first quarter of 2023 because the share price of NCMI was significantly below the Company’s carrying value of NCMI per common share and due to the lag in the pace of recovery of NCM’s business from the COVID-19 pandemic compared to that of the Company and the movie theatre industry.

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

As discussed in Note 9 to the Company’s Annual Report on Form 10-K filed February 24, 2023, the Company’s ESA with NCM includes an implied significant financing component, as per the guidance in ASC Topic 606, Revenue from Contracts with Customers. As a result of the significant financing component, the Company recognized incremental screen rental revenue and interest expense of $24.3 and $17.0, respectively, during the nine months ended September 30, 2023 and incremental screen rental revenue and interest expense of $24.3 and $17.5, respectively, during the nine months ended September 30, 2022. The interest expense was calculated using the Company's incremental borrowing rates at the time when the cash and each tranche of common units were received from NCM, which ranged from 4.4% to 8.3%.

The recognition of revenue related to the NCM screen advertising advances is recorded on a straight-line basis over the term of the amended ESA through February 2041. The table below summarizes when the Company expects to recognize this deferred revenue:

	Twelve Months Ended September 30,
Remaining Maturity	2024	2025	2026	2027	2028	Thereafter	Total
NCM screen advertising advances (1)	$10.3	$11.0	$11.8	$12.6	$13.4	$271.8	$330.9
(1)
Amounts are net of the estimated interest to be accrued for the periods presented.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

9.
Investments in Affiliates

Below is a summary of the activity for each of the Company’s affiliates and corresponding changes to the Company's investment balances during the nine months ended September 30, 2023. See Note 10 to the consolidated financial statements in the Company’s Annual Report on Form 10-K filed February 24, 2023 for a further discussion of the Company’s investments in affiliates.

	AC JV, LLC	DCDC	FE Concepts	Other	Total
Balance at January 1, 2023	$4.2	$1.8	$16.5	$0.1	$22.6
Cash distributions received	(3.2)	—	—	—	(3.2)
Equity income	2.8	0.1	1.5	—	4.4
Balance at September 30, 2023	$3.8	$1.9	$18.0	$0.1	$23.8

Transactions with Affiliates

Below is a summary of transactions with each of the Company’s affiliates for the three and nine months ended September 30, 2023 and 2022:

		Three Months Ended		Nine Months Ended
Investee	Transactions	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
AC JV, LLC	Event fees paid (1)	$3.3	$2.1	$10.7	$6.6
DCDC	Content delivery fees paid (1)	$0.1	$0.1	$0.4	$0.4
(1)
Included in film rentals and advertising costs on the condensed consolidated statements of income (loss).
10.
Treasury Stock and Share-Based Awards

Treasury Stock - Holdings

Treasury stock represents shares of common stock repurchased by Holdings and not yet retired. The Company has applied the cost method in recording its treasury shares. Below is a summary of Holdings’ treasury stock activity for the nine months ended September 30, 2023:

	Number of
	Treasury
	Shares	Cost
Balance at January 1, 2023	5.68	$95.4
Restricted stock withholdings (1)	0.20	2.5
Restricted stock forfeitures (2)	0.08	—
Balance at September 30, 2023	5.96	$97.9
(1)
Holdings withheld shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting in restricted stock and performance stock units. Holdings determined the number of shares to be withheld based upon market values of the common stock of Holdings on the vesting dates, which ranged from $11.16 to $18.36 per share.
(2)
Holdings repurchased forfeited restricted shares at a cost of $0.001 per share in accordance with its 2017 Omnibus Plan.

As of September 30, 2023, Holdings had no plans to retire any shares of treasury stock.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Restricted Stock

Below is a summary of restricted stock activity for the nine months ended September 30, 2023:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2023	1.85	$20.64
Granted	1.37	12.05
Vested	(0.72)	40.48
Forfeited	(0.08)	16.23
Outstanding at September 30, 2023	2.42	15.84
Unvested restricted stock at September 30, 2023	2.42

During the nine months ended September 30, 2023, Holdings granted 1.37 shares of its restricted stock to certain CUSA employees and Holdings’ directors. The fair value of the restricted stock granted was determined based on the closing price of Holdings' common stock on the grant dates, which ranged from $11.19 to $17.14 per share. Holdings assumed forfeiture rates for the restricted stock awards that ranged from 0% to 10%. The restricted stock granted during the nine months ended September 30, 2023 vests over periods ranging from one to three years. The recipients of restricted stock are entitled to receive non-forfeitable dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock award activity recorded for the periods indicated.

	Nine Months Ended September 30,
	2023	2022
Compensation expense recognized during the period:
CUSA employees	$11.6	$11.3
Holdings directors	0.9	0.7
Total recognized by Holdings	$12.5	$12.0

Fair value of restricted stock that vested during the period:
CUSA employees	$8.1	$14.6
Holdings directors	1.3	0.6
Holdings total	$9.4	$15.2

Income tax benefit related to vested restricted stock:
CUSA employees	$0.6	$2.4
Holdings directors	0.3	0.1
Holdings total income tax benefit	$0.9	$2.5

As of September 30, 2023, the estimated remaining unrecognized compensation expense related to unvested restricted stock awards was as follows:

Estimated
Remaining
Expense
CUSA employees (1)	$21.6
Holdings directors	1.0
Total remaining - Holdings (1)	$22.6
(1)
The weighted average period over which this remaining compensation expense will be recognized by both Holdings and CUSA is approximately 1.8 years.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Performance Stock Units

During the nine months ended September 30, 2023, Holdings granted performance awards in the form of performance stock units (“PSU”), formerly referred to as restricted stock units. Each PSU that vests will result in the issuance of one share of Holdings’ common stock. The maximum number of shares issuable under the performance awards granted during 2023 is approximately 1.5 shares of Holdings' common stock. The grant date fair value for the units issued was determined based on the closing price of Holdings' common stock on the date of grant, which was $11.68 per share. The performance metrics for these performance awards are based upon Adjusted EBITDA and consolidated cash flows, and payout levels are determined based upon the achievement of pre-established criteria for these metrics as defined in the award agreement. Based upon the terms of the award agreement, PSUs vest based on a combination of performance factors and continued service. The performance measurement period for the PSUs is three years, January 1, 2023 through December 31, 2025 and the service period ends on February 20, 2026. Below is a summary of the performance metrics and measurement period for these performance awards:

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
(1)
Number of PSUs that vest based on maximum amount of PSUs that could vest of 1.47.

Below is a summary of performance stock unit activity for the periods presented:

	Nine Months Ended September 30,
	2023	2022
Number of performance stock units that vested during the period	0.1	0.1
Fair value of performance stock units that vested during the period	$1.5	$1.7
Accumulated dividends paid upon vesting of performance stock units	$0.2	$0.3
Compensation expense recognized during the period	$6.4	$4.2
Income tax (expense) benefit related to performance stock units	$(0.5)	$0.1

As of September 30, 2023, the estimated remaining unrecognized compensation expense related to outstanding performance stock units was $14.8. The weighted average period over which this remaining compensation expense will be recognized is approximately 2.0 years. As of September 30, 2023, Holdings had performance stock units outstanding that represented a total of approximately 1.7 hypothetical shares of common stock, net of forfeitures, reflecting actual certified performance levels for performance stock units granted during 2020 and 2022, and an estimated performance level for the 2023 grant slightly above target.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

11.
Goodwill and Other Intangible Assets

A summary of the Company's goodwill is as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2023 (1)	$1,182.9	$68.0	$1,250.9
Disposition (2)	$—	$(4.2)	$(4.2)
Foreign currency translation adjustments	—	2.3	2.3
Balance at September 30, 2023 (1)	$1,182.9	$66.1	$1,249.0
(1)
Balances are presented net of accumulated impairment losses of $214.0 for the U.S. operating segment and $43.8 for the international operating segment. See discussion of the qualitative impairment analysis performed by the Company as of September 30, 2023 at Note 12.
(2)
Relates to the sale of the Company’s Ecuador subsidiary. See Note 6.

A summary of the Company's intangible assets is as follows:

	Balance at January 1, 2023	Additions (1)	Disposals (2)	Amortization	Foreign Currency Translation Adjustments and Other (3)	Balance at September 30, 2023
Intangible assets with finite lives:
Gross carrying amount	$77.7	$—	$—	$—	$0.1	$77.8
Accumulated amortization	(73.2)	—	—	(1.6)	—	(74.8)
Total net intangible assets with finite lives	$4.5	$—	$—	$(1.6)	$0.1	$3.0

Intangible assets with indefinite lives:
Tradename and other	300.1	0.2	(0.4)	—	0.1	300.0
Total intangible assets, net	$304.6	$0.2	$(0.4)	$(1.6)	$0.2	$303.0

(1) Amount represents licenses acquired to sell alcoholic beverages for certain theatres.

(2) Relates to the sale of the Company’s Ecuador subsidiary. See Note 6.

(3) Includes foreign currency translation adjustments and the write-off of liquor licenses for closed theatres.

The estimated aggregate future amortization expense for intangible assets is as follows:

Estimated
Amortization
For the three months ended December 31, 2023	$0.5
For the twelve months ended December 31, 2024	2.1
For the twelve months ended December 31, 2025	0.4
Thereafter	—
Total	$3.0

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

12.
Impairment of Long-Lived Assets

The Company performed a qualitative impairment analysis on its goodwill and tradename intangible assets as of September 30, 2023. As a result of the qualitative assessment, the Company noted no impairment indicators related to these assets as of September 30, 2023.

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

The Company also performed a qualitative impairment analysis on its other long-lived assets, including theatre properties and right of-use assets, as of September 30, 2023 to determine whether indicators of potential impairment existed at the theatre level, which is the level at which the Company tests its other long-lived assets. The qualitative analysis considers relevant market transactions, industry trading multiples and recent developments that would impact the estimates of future cash flows at the theatre level. The Company then performed a quantitative impairment analysis for those theatres for which indicators of potential impairment were identified.

The Company’s quantitative evaluation at the theatre level uses estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the theatre’s useful life for leased properties correlates with the remaining lease period, which includes the probability of the exercise of available renewal periods, and for owned properties represents the lesser of twenty years or the building’s remaining useful life. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. Significant judgment is involved in estimating fair value, including management’s estimate of future theatre level cash flows for each of the Company's theatres based on recent historical performance and projected box office. Fair value is estimated based on a multiple of cash flows. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy, as defined by FASB ASC Topic 820-10-35, are based on projected operating performance, market transactions and industry trading multiples.

See Note 1 and Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed February 24, 2023, for a further discussion of the Company’s impairment policy and a description of the qualitative and quantitative impairment assessments performed.

The Company’s impairment charges were as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
U.S. Segment
Theatre properties	$1.0	$1.1	$4.9	$3.6
Theatre operating lease right-of-use assets	1.0	2.7	4.4	4.7
Investment in NCMI/NCM (1)	—	11.2	0.7	98.0
U.S. total	2.0	15.0	10.0	106.3

International segment
Theatre properties	—	0.1	0.6	0.8
Theatre operating lease right-of-use assets	—	0.1	1.5	0.4
International total	—	0.2	2.1	1.2

Total Impairment	$2.0	$15.2	$12.1	$107.5

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

Below is a summary of assets and liabilities measured at fair value on a recurring basis under FASB ASC Topic 820 as of September 30, 2023 and December 31, 2022:

		Carrying	Fair Value Hierarchy
Description	As of	Value	Level 1	Level 2	Level 3
Interest rate swap assets (1)	September 30, 2023	$17.3	$—	$17.3	$—
Investment in NCMI (2)	September 30, 2023	$19.6	$19.6	$—	$—

Interest rate swap assets (1)	December 31, 2022	$20.4	$—	$20.4	$—
(1)
See further discussion of interest rate swaps at Note 7.
(2)
See further discussion of investment in NCMI at Note 8.

See additional explanation of fair value measurement techniques used for long-lived assets, goodwill and intangible assets in “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed February 24, 2023. There were no changes in valuation techniques for the nine months ended September 30, 2023. There were no transfers into or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2023.

14.
Foreign Currency Translation

The accumulated other comprehensive loss account in Holdings’ stockholders’ equity of $360.7 and $353.2 and CUSA’s stockholder's equity of $363.8 and $356.3, as of September 30, 2023 and December 31, 2022, respectively, primarily includes cumulative net foreign currency losses of $390.2 and $389.8 as of September 30, 2023 and December 31, 2022, respectively, from translating the financial statements of the Company's international subsidiaries and the cumulative changes in fair value of the interest rate swap agreements that are designated as hedges.

As of September 30, 2023, all foreign countries where the Company has operations are non-highly inflationary, other than Argentina. In non-highly inflationary countries, the local currency is the same as the functional currency and any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss. The Company deemed Argentina to be highly inflationary beginning July 1, 2018. A highly inflationary economy is defined as an economy with a cumulative inflation rate of 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The financial information of the Company’s Argentina subsidiaries was remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective July 1, 2018.

During 2019, the Argentine government instituted exchange controls restricting the ability of entities and individuals to exchange Argentine pesos for foreign currencies and to remit foreign currency out of Argentina. As a result of these currency exchange controls, markets in Argentina developed a legal trading mechanism known as the Blue Chip Swap that allows entities to transfer U.S. dollars out of and into Argentina. In a Blue Chip Swap transaction, an entity buys U.S. dollar denominated securities in Argentina using Argentine pesos, and subsequently sells the securities for U.S. dollars, in Argentina, to access U.S. dollars locally, or outside Argentina, by transferring the securities abroad, prior to being sold (the latter commonly known as Blue Chip Swap Rate). The Blue Chip Swap rate is the implicit exchange rate resulting from the Blue Chip Swap transaction. The Blue Chip Swap rate can diverge significantly from Argentina’s official exchange rate. During the nine months ended September 30, 2023, the Company entered into Blue Chip Swap transactions that resulted in a loss of approximately $10.1 which is reflected in “Foreign currency exchange and other related loss” in the Company’s condensed consolidated statement of income for the nine months ended September 30, 2023.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Below is a summary of the impact of translating the September 30, 2023 and September 30, 2022 financial statements of the Company’s international subsidiaries:

			Other Comprehensive Income (Loss) for the
	Exchange Rate as of		Nine Months Ended
Country	September 30, 2023	December 31, 2022	September 30, 2023	September 30, 2022
Brazil	5.03	5.29	$2.2	$0.4
Chile	891.63	852.00	(4.3)	(7.7)
Peru	3.81	3.81	(0.1)	0.2
All other			1.8	1.2
			$(0.4)	$(5.9)

As noted above, beginning July 1, 2018, Argentina was deemed highly inflationary. For the nine months ended September 30, 2023 and 2022 the Company recorded foreign currency exchange losses of $15.2, excluding the impact of the Blue Chip Swap transactions noted above, and $5.1, respectively, due to the translation of Argentina's financial results to U.S. dollars.

15.
Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Nine Months Ended
	September 30,
	2023	2022
Cash paid for interest by Holdings (1)	$131.9	$121.0
Cash paid for interest by CUSA	$111.2	$100.3
Cash paid for income taxes, net	$15.7	$2.3
Cash transferred from restricted accounts (2)	$(10.8)	$(2.9)
Noncash operating activities:
Interest expense - NCM (see Note 8)	$(17.0)	$(17.5)
Noncash investing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (3)	$(3.9)	$4.2
Investment in NCMI/NCM – receipt of common units (see Note 8)	$—	$1.3
(1)
Includes the cash interest paid by CUSA.
(2)
Represents cash transferred out of collateral accounts during the period as a result of the cancellation of letters of credit to lenders upon the repayment of related debt.
(3)
Additions to theatre properties and equipment included in accounts payable as of September 30, 2023 and December 31, 2022 were $8.1 and $12.0, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

16.
Segments - Holdings

The international market and U.S. market are managed as separate reportable operating segments, with the international segment consisting of operations in Brazil, Argentina, Chile, Colombia, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, and Paraguay. The Company closed its one theatre in Curacao in January 2023 and sold the shares of its Ecuador subsidiary in September 2023. See Note 6 for a discussion of the sale of our Ecuador subsidiary. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenue. Holdings uses Adjusted EBITDA, as shown in the reconciliation table below, as the primary measure of segment profit and loss to evaluate performance and allocate its resources. The Company does not report total assets by segment because that information is not used to evaluate the performance of, or allocate resources between, segments.

Holdings revenue, Adjusted EBITDA and capital expenditures by reportable operating segment

Below is a breakdown of selected financial information by reportable operating segment for Holdings:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue
U.S.	$686.2	$514.4	$1,907.2	$1,491.6
International	192.3	138.7	531.3	370.5
Eliminations	(3.7)	(2.7)	(10.7)	(7.1)
Total revenue	$874.8	$650.4	$2,427.8	$1,855.0

Adjusted EBITDA
U.S.	$151.2	$70.7	$395.4	$196.2
International	45.6	28.8	119.1	66.8
Total Adjusted EBITDA	$196.8	$99.5	$514.5	$263.0

Capital expenditures
U.S.	$26.9	$20.2	$70.7	$50.7
International	8.2	4.5	19.0	14.6
Total capital expenditures	$35.1	$24.7	$89.7	$65.3

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA for Holdings:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss)	$91.2	$(23.9)	$209.1	$(169.2)
Add (deduct):
Income tax expense	21.4	3.4	29.8	6.3
Interest expense (1)	38.1	38.4	112.0	114.6
Other (income) expense, net (2)	(4.9)	4.5	(18.9)	19.2
Cash distributions from equity investees (3)	1.6	—	3.2	1.5
Depreciation and amortization	51.9	58.3	159.6	181.0
Impairment of long-lived and other assets	2.0	15.2	12.1	107.5
Restructuring costs	—	—	—	(0.2)
(Gain) loss on disposal of assets and other	(6.1)	1.2	(8.8)	(6.4)
Loss on debt extinguishment and refinancing	—	—	10.7	—
Non-cash rent expense	(4.8)	(2.8)	(13.2)	(7.5)
Share-based awards compensation expense	6.4	5.2	18.9	16.2
Adjusted EBITDA	$196.8	$99.5	$514.5	$263.0
(1)
Includes amortization of debt issuance costs, amortization of original issue discount, and amortization of accumulated (gains) losses for amended swap agreements.
(2)
Includes interest income, foreign currency exchange and other related losses, interest expense - NCM, equity in income (loss) of affiliates and unrealized gain on investment in NCMI.
(3)
Reflects cash distributions received from equity investees that were recorded as a reduction of the respective investment balances. These distributions are reported entirely within the U.S. operating segment.

Financial Information About Geographic Areas

Below is a breakdown of selected financial information for the Company by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue	2023	2022	2023	2022
U.S.	$686.2	$514.4	$1,907.2	$1,491.6
Brazil	70.3	45.2	183.5	133.1
Other international countries	122.0	93.5	347.8	237.4
Eliminations	(3.7)	(2.7)	(10.7)	(7.1)
Total	$874.8	$650.4	$2,427.8	$1,855.0

	As of	As of
Theatre properties and equipment, net	September 30, 2023	December 31, 2022
U.S.	$1,008.5	$1,075.3
Brazil	51.7	49.5
Other international countries	94.2	107.3
Total	$1,154.4	$1,232.1

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

17.
Related Party Transactions

The Company manages a theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, who is Lee Roy Mitchell’s son-in-law and Kevin Mitchell’s brother-in-law. Lee Roy Mitchell, our founder, owns, both directly and indirectly, approximately 8.5% of Holdings’ common stock and Kevin Mitchell is a member of Holdings’ Board of Directors. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenue. The Company recorded $0.6 and $0.5 of management fee revenue during the nine months ended September 30, 2023 and 2022, respectively. All such amounts are included in the condensed consolidated statements of income (loss), with the intercompany amounts eliminated in consolidation. In addition, during the nine months ended September 30, 2023 and 2022, the Company paid excess cash distributions of $0.8 and $2.4, respectively, to Laredo as required by the partnership agreement, which were recorded as a reduction of noncontrolling interest on the condensed consolidated balance sheet.

The Company leases 12 theatres from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Holdings' directors and is an officer of the general partner of Syufy. For the nine months ended September 30, 2023 and 2022, the Company paid total rent of $16.4 and $16.7, respectively, to Syufy. CUSA provides digital equipment support to drive-in theatres owned by Syufy. The Company recorded management fees related to these services of $0.03 and $0.1 during the nine months ended September 30, 2023 and 2022, respectively.

The Company has a 50% voting interest in FE Concepts, a joint venture with AWSR, an entity owned by Lee Roy Mitchell and Tandy Mitchell. FE Concepts operates a family entertainment center that offers bowling, gaming, movies and other amenities. CUSA has a theatre services agreement with FE Concepts under which the Company receives service fees for providing film booking and equipment monitoring services for the facility. The Company recorded management fees of $0.05 and $0.05 related to these services during the nine months ended September 30, 2023 and 2022, respectively.

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

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, and Paraguay. As of September 30, 2023, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 16 to the condensed consolidated financial statements.

The impact of COVID-19 had an unprecedented impact on the theatrical exhibition industry. While the industry has made significant progress in its recovery from the pandemic, its ongoing recovery will continue to be contingent upon several key factors, including the volume of new film content available, the box office performance of new film content released, the duration of the exclusive theatrical release window, and evolving consumer behavior with competition from other forms of in-and-out-of-home entertainment.

Revenue and Expense

We generate revenue primarily from filmed entertainment box office receipts and concession sales with additional revenue from screen advertising, screen rental and other revenue streams, such as transactional fees, vendor marketing promotions, studio trailer placements, meeting rentals and electronic video games located in some of our theatres. We also offer alternative entertainment, such as the Metropolitan Opera, concert events, live and pre-recorded sports programs and other special events in our theatres. NCM provides our domestic theatres with various forms of in-theatre advertising. Our Flix Media subsidiaries provide screen advertising and alternative content for our international circuit and to other international exhibitors.

Films leading the box office during the nine months ended September 30, 2023 included the carryover of Avatar: The Way of Water and Puss in Boots: The Last Wish, as well as new releases including Barbie, The Super Mario Bros. Movie, Spider-Man: Across the Spider-Verse, Guardians of the Galaxy Vol. 3, Oppenheimer, The Little Mermaid, Ant-Man and the Wasp: Quantumania, John Wick Chapter 4, Sound of Freedom, Indiana Jones and the Dial of Destiny, Mission: Impossible - Dead Reckoning Part One, Transformers: Rise of the Beasts, Creed III, and Elemental. Films currently scheduled for release during the remaining three months of 2023 include Taylor Swift | The Eras Tour concert film, Killers of the Flower Moon, The Marvels, Trolls Band Together, Hunger Games: The Ballad of Songbirds and Snakes, Wish, Napoleon, Renaissance: A Film by Beyoncé, Aquaman and the Lost Kingdom and The Color Purple, among other films.

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

Although salaries and wages include a fixed cost component (i.e., the minimum staffing costs to operate a theatre facility during non-peak periods), salaries and wages tend to move in relation to revenue as theatre staffing is adjusted to respond to anticipated changes in attendance. Staffing levels may vary based on the amenities offered at each location, such as full-service restaurants, bars or expanded food and beverage options. In certain international locations, staffing levels are also subject to local regulations, including minimum hour requirements. Labor market conditions and inflationary pressures have driven increases in wages across our labor base and increases may continue in the future.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating data (in millions):
Revenue
Admissions	$443.8	$324.6	$1,233.2	$942.3
Concession	339.8	253.6	949.0	712.6
Other	91.2	72.2	245.6	200.1
Total revenue	$874.8	$650.4	$2,427.8	$1,855.0
Cost of operations
Film rentals and advertising	248.2	180.9	692.9	531.1
Concession supplies	63.0	46.3	174.0	128.8
Salaries and wages	107.9	97.0	306.2	277.0
Facility lease expense	84.4	77.2	250.9	231.2
Utilities and other	129.5	110.4	353.5	303.8
General and administrative expenses (1)	48.2	45.1	144.7	134.0
Depreciation and amortization	51.9	58.3	159.6	181.0
Impairment of long-lived and other assets	2.0	15.2	12.1	107.5
Restructuring costs	—	—	—	(0.2)
(Gain) loss on disposal of assets and other	(6.1)	1.2	(8.8)	(6.4)
Total cost of operations (1)	729.0	631.6	2,085.1	1,887.8
Operating income (loss) (1)	$145.8	$18.8	$342.7	$(32.8)

Operating data as a percentage of total revenue:
Revenue
Admissions	50.7%	49.9%	50.8%	50.8%
Concession	38.8%	39.0%	39.1%	38.4%
Other	10.5%	11.1%	10.1%	10.8%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of operations (2)
Film rentals and advertising	55.9%	55.7%	56.2%	56.4%
Concession supplies	18.5%	18.3%	18.3%	18.1%
Salaries and wages	12.3%	14.9%	12.6%	14.9%
Facility lease expense	9.6%	11.9%	10.3%	12.5%
Utilities and other	14.8%	17.0%	14.6%	16.4%
General and administrative expenses	5.5%	6.9%	6.0%	7.2%
Depreciation and amortization	5.9%	9.0%	6.6%	9.8%
Impairment of long-lived and other assets	0.2%	2.3%	0.5%	5.8%
Restructuring costs	—%	—%	—%	—%
(Gain) loss on disposal of assets and other	(0.7)%	0.2%	(0.4)%	(0.3)%
Total cost of operations	83.3%	97.1%	85.9%	101.8%
Operating income (loss)	16.7%	2.9%	14.1%	(1.8)%
Average screen count (3)	5,802	5,843	5,822	5,850
(1)
The only difference between components of operating income (loss) for Holdings, as presented above, and those of CUSA is incremental general and administrative expense recognized by Holdings. The following table sets forth, for the periods indicated, the amounts for general and administrative expense, total cost of operations and operating income (loss) of CUSA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating data (in millions):
Cost of operations
General and administrative expenses	$47.5	$44.4	$142.2	$131.8
Total cost of operations	$728.3	$630.9	$2,082.6	$1,885.6
Operating income (loss)	$146.5	$19.5	$345.2	$(30.6)
(2)
All costs are expressed as a percentage of total revenue, except film rentals and advertising, which are expressed as a percentage of admissions revenue, and concession supplies, which are expressed as a percentage of concession revenue.
(3)
Average screen count is calculated based on the average of month end screen counts.

The Company closed its one theatre in Curacao in January 2023 and the shares of its Ecuador subsidiary were sold in September 2023. See Note 6 to the condensed consolidated financial statements for a discussion of the sale of our Ecuador subsidiary.

Three months ended September 30, 2023 (the “third quarter of 2023”) versus the three months ended September 30, 2022 (the “third quarter of 2022”)

Third quarter of 2023 - The North American Industry box office generated approximately $2.7 billion during the third quarter of 2023, which included blockbuster films such as Barbie, Oppenheimer, Sound of Freedom, Mission: Impossible - Dead Reckoning Part One, Indiana Jones and the Dial of Destiny and Teenage Mutant Ninja Turtles: Mutant Mayhem.

Third quarter of 2022 - The North American Industry box office was approximately $1.9 billion during the third quarter of 2022, which included blockbuster films such as Minions: The Rise of Gru, Thor: Love and Thunder, Top Gun: Maverick, Nope, Elvis, and Bullet Train.

Revenue. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenue.

	U.S. Operating Segment		International Operating Segment			Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,			Three Months Ended September 30,
	2023	2022	2023	2022	Constant Currency (3) 2023	2023	2022
Admissions revenue	$350.4	$257.6	$93.4	$67.0	$112.5	$443.8	$324.6
Concession revenue	268.0	200.8	71.8	52.8	87.3	339.8	253.6
Other revenue (1)	64.1	53.3	27.1	18.9	32.7	91.2	72.2
Total revenue (1)	$682.5	$511.7	$192.3	$138.7	$232.5	$874.8	$650.4
Attendance	37.5	29.5	24.4	18.9		61.9	48.4
Average ticket price (2)	$9.34	$8.73	$3.83	$3.54	$4.61	$7.17	$6.71
Concession revenue per patron (2)	$7.15	$6.81	$2.94	$2.79	$3.58	$5.49	$5.24

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
•
U.S. Attendance increased 27.1% to 37.5 million patrons during the third quarter of 2023 compared with 29.5 million patrons during the third quarter of 2022 due to the increase in the volume of film releases and the box office success of the films released. Average ticket price increased 7.0% to $9.34 during the third quarter of 2023 compared with $8.73 during the third quarter of 2022 driven by inflationary and strategic pricing initiatives and a favorable shift in ticket type mix. Concession revenue per patron increased 5.0% to $7.15 during the third quarter of 2023 compared with $6.81 during the third quarter of 2022 primarily driven by inflationary and strategic pricing initiatives. Other revenue for the third quarter of 2023 increased 20.3% to $64.1 million compared with $53.3 million for the third quarter of 2022 primarily due to attendance growth, which drove an increase in transaction fees, as well as higher screen advertising and promotional revenue.
•
International. Attendance increased 29.1% to 24.4 million patrons during the third quarter of 2023 compared with 18.9 million patrons during the third quarter of 2022 due to the increase in the volume of film releases and the box office success of the films released. Average ticket price was $3.83 as reported, $4.61 in constant currency, compared with the third quarter of 2022 of $3.54. The increase in average ticket price in constant currency was primarily due to inflationary pricing actions. Concession revenue per patron was $2.94 as reported, $3.58 in constant currency, for the third quarter of 2023 compared with $2.79 for the third quarter of 2022. The increase in concession revenue per patron in constant currency was primarily due to inflationary pricing actions. Other revenue for the third quarter of 2023 increased 43.4% to $27.1 million compared with $18.9 million during the third quarter of 2022 primarily due to attendance growth, which drove an increase in transaction fees, as well as higher screen advertising and membership revenue.

Cost of Operations. The table below, presented by reportable operating segment, summarizes certain of our theatre operating costs for the periods presented.

	U.S. Operating Segment		International Operating Segment			Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,			Three Months Ended September 30,
	2023	2022	2023	2022	Constant Currency (1) 2023	2023	2022
Film rentals and advertising	$201.1	$147.1	$47.1	$33.8	$57.8	$248.2	$180.9
Concession supplies	$47.7	$34.8	$15.3	$11.5	$18.4	$63.0	$46.3
Salaries and wages	$89.0	$81.9	$18.9	$15.1	$24.0	$107.9	$97.0
Facility lease expense	$61.0	$61.9	$23.4	$15.3	$26.3	$84.4	$77.2
Utilities and other	$98.9	$85.4	$30.6	$25.0	$37.0	$129.5	$110.4
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
•
U.S. Film rentals and advertising costs for the third quarter of 2023 were 57.4% of admissions revenue, compared with 57.1% for the third quarter of 2022 due to an increase in promotion and advertising costs partially offset by lower film rental rates. Concession supplies expense for the third quarter of 2023 was 17.8% of concession revenue compared with 17.3% of concession revenue for the third quarter of 2022. The increase in the concession supplies rate for the third quarter of 2023 reflects inflationary pressures on certain concession categories and an increase in shrink, partially offset by the impact of strategic pricing initiatives to counteract these inflationary pressures.

Salaries and wages increased to $89.0 million for the third quarter of 2023 compared with $81.9 million for the third quarter of 2022 as a result of higher attendance, expanded operating hours and increased wage rates, partially offset by benefits from labor efficiencies. Facility lease expense, which is primarily fixed in nature, decreased 1.5% to $61.0 million. Utilities and other costs increased to $98.9 million, as many of these costs, such as credit card transaction fees, janitorial costs and repairs and maintenance are variable in nature and were impacted by the increase in attendance. Higher property and liability insurance costs also contributed to the increase.

•
International. Film rentals and advertising costs for the third quarter of 2023 were 50.4% of admissions revenue, consistent with the third quarter of 2022. Concession supplies expense for the third quarter of 2023 was 21.3% of concession revenue compared with 21.8% of concession revenue for the third quarter of 2022. The decrease in the concession supplies rate for the third quarter of 2023 was primarily driven by the impact of strategic pricing initiatives to offset inflationary pressures.

Salaries and wages increased to $18.9 million as reported for the third quarter of 2023 due to wage rate inflation and higher attendance. Facility lease expense increased to $23.4 million as reported for the 2023 period primarily due to higher percentage rent driven by higher revenue, the return of certain minimum rent thresholds compared with the third quarter of 2022 and inflationary impacts. Utilities and other costs increased to $30.6 million as reported, as many of these costs, such as credit card and other transaction fees, repairs and maintenance and janitorial costs, are variable in nature and were impacted by the significant increase in attendance for the third quarter of 2023. Screen advertising commissions and inflation also contributed to the increase. These expenses, as reported, were also favorably impacted by exchange rate fluctuations in each of the countries in which we operate.

General and Administrative Expense. General and administrative expense for Holdings increased to $48.2 million for the third quarter of 2023 compared with $45.1 million for the third quarter of 2022. General and administrative expense attributable to CUSA increased to $47.5 million for the third quarter of 2023 compared with $44.4 million for the third quarter of 2022. The increase for both Holdings and CUSA is primarily due to higher corporate headcount and share-based compensation, wages and benefits inflation, and a continued shift to cloud-based software, partially offset by lower professional fees.

Depreciation and Amortization. Depreciation and amortization expense decreased to $51.9 million for the third quarter of 2023 compared with $58.3 million for the third quarter of 2022 primarily due to the impairment of theatre assets during 2022 and the second quarter of 2023.

Impairment of Long-Lived and Other Assets. We recorded asset impairment charges on assets held and used of approximately $2.0 million for the third quarter of 2023 primarily related to certain theatres that are not showing sufficient recovery since reopening after the temporary COVID-19 related closures when compared with the rest of our theatre circuit. We recorded asset impairment charges on assets held and used of $15.2 million for the third quarter of 2022, including approximately $4.0 million on our long-lived assets and an impairment charge of $11.2 million on our investment in NCM as NCMI’s stock price was significantly below the Company’s carrying value. The impairment charges recorded for the third quarter of 2022 were primarily due to the prolonged recovery of certain theatres’ operations and NCM’s business as a result of the COVID-19 pandemic. See Note 12 to the condensed consolidated financial statements.

(Gain) Loss on Disposal of Assets and Other. A gain on disposal of assets and other of $6.1 million was recorded for the third quarter of 2023 compared with a loss of $1.2 million for the third quarter of 2022. Activity for the third quarter of 2023 was primarily related to the sale of our Ecuador subsidiary in September 2023. Activity for the third quarter of 2022 was primarily related to the write-off of assets for a closed theatre and the write-off of assets at certain remodeled theatres. See Note 6 to the condensed consolidated financial statements for further discussion of the sale of our Ecuador subsidiary.

Interest Expense. Interest expense for Holdings, which includes amortization of debt issuance costs and original issue discount and amortization of accumulated gains for swap amendments, was $38.1 million during the third quarter of 2023 compared with $38.4 million for the third quarter of 2022. The interest expense attributable to CUSA, which includes amortization of debt issuance costs and original issue discount and amortization of accumulated losses for swap amendments, was $32.1 million during the third quarter of 2023 compared with $32.4 million for the third quarter of 2022. See further discussion at Liquidity and Capital Resources - Financing Activities below.

Interest Income. Interest income for Holdings was $15.3 million during the third quarter of 2023 compared with $6.4 million for the third quarter of 2022. The interest income attributable to CUSA was $12.2 million during the third quarter of 2023 compared with $5.2 million for the third quarter of 2022. The increase in interest income was primarily related to the impact of higher interest rates on higher average cash and cash equivalents balances.

Foreign currency and other related loss. We recorded a foreign currency exchange and other related loss of $11.0 million during the third quarter of 2023 compared with a loss of $5.4 million during the third quarter of 2022. Activity for the third quarter of 2023 includes a $5.2 million loss on Blue Chip Swap transactions. See Note 14 to the condensed consolidated financial statements for information about our Blue Chip Swap transactions.

Equity in Income of Affiliates. Equity in income of affiliates of $1.5 million was recorded during the third quarter of 2023 compared with income of $0.2 million during the third quarter of 2022. See Note 9 to the condensed consolidated financial statements for information about our equity investments.

Unrealized Gain on Investment in NCMI. We recorded an unrealized gain on our investment in NCMI of $4.7 million during the third quarter of 2023 related to the mark-to-market adjustment of our investment in NCMI under the fair value basis of accounting. See Note 8 to the condensed consolidated financial statements for information about our investment in NCMI.

Income Taxes - Holdings. An income tax expense of $21.4 million was recorded for the third quarter of 2023 compared with an income tax expense of $3.4 million for the third quarter of 2022. The effective tax rate was approximately19.0% for the third quarter of 2023 compared with (16.6)% for the third quarter of 2022. The effective tax rate for the third quarter of 2023 was favorably impacted by the use of certain foreign tax credits for which valuation allowances had been established in prior periods as well as the release of valuation allowances previously recorded against the net deferred tax assets in certain foreign jurisdictions. The effective tax rate for the third quarter of 2022 was impacted by the establishment of valuation allowances related to certain deferred tax assets. Income tax provisions for interim (quarterly) periods are generally based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Income Taxes - CUSA. An income tax expense of $17.4 million was recorded for the third quarter of 2023 compared with an income tax benefit of $(0.4) million for the third quarter of 2022. The effective tax rate was approximately 15.0% for the third quarter of 2023 compared with 2.7% for the third quarter of 2022. The effective tax rate for the third quarter of 2023 was favorably impacted by the use of certain foreign tax credits for which valuation allowances had been established in prior periods as well as the release of valuation allowances previously recorded against the net deferred tax assets in certain foreign jurisdictions. The effective tax rate for the third quarter of 2022 was impacted by the establishment of valuation allowances related to certain deferred tax assets. Income tax provisions for interim (quarterly) periods are generally based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Nine months ended September 30, 2023 (the “2023 period”) versus the nine months ended September 30, 2022 (the “2022 period”)

2023 Period - The North American Industry box office generated approximately $7.2 billion during the 2023 period, which included the carryover of Avatar: The Way of Water and Puss in Boots: The Last Wish, as well as new releases including Barbie, The Super Mario Bros. Movie, Spider-Man: Across the Spider-Verse, Guardians of the Galaxy Vol. 3, Oppenheimer, The Little Mermaid, Ant-Man and the Wasp: Quantumania, John Wick Chapter 4, Sound of Freedom, Indiana Jones and the Dial of Destiny, Mission Impossible - Dead Reckoning Part One, Transformers: Rise of the Beasts, Creed III and Elemental.

2022 Period - The North American Industry box office was approximately $5.6 billion during the 2022 period, which included blockbuster films such as Top Gun: Maverick, Doctor Strange in the Multiverse of Madness, Jurassic World: Dominion, The Batman, Minions: The Rise of Gru, Thor: Love and Thunder, Sonic the Hedgehog 2, Elvis, Uncharted, and Nope.

Revenue. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenue.

	U.S. Operating Segment		International Operating Segment			Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	2023	2022	Constant Currency (3) 2023	2023	2022
Admissions revenue	$968.5	$759.1	$264.7	$183.2	$317.2	$1,233.2	$942.3
Concession revenue	751.1	576.5	197.9	136.1	238.7	949.0	712.6
Other revenue (1)	176.9	148.9	68.7	51.2	83.3	245.6	200.1
Total revenue (1)	$1,896.5	$1,484.5	$531.3	$370.5	$639.2	$2,427.8	$1,855.0
Attendance	101.5	84.2	67.7	49.3		169.2	133.5
Average ticket price (2)	$9.54	$9.02	$3.91	$3.72	$4.69	$7.29	$7.06
Concession revenue per patron (2)	$7.40	$6.85	$2.92	$2.76	$3.53	$5.61	$5.34

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
•
U.S. Attendance increased 20.5% to 101.5 million patrons during the 2023 period compared with 84.2 million patrons during the 2022 period due to a more consistent cadence of new film releases with broad consumer appeal and the box office success of the films released. Average ticket price increased 5.8% to $9.54 during the 2023 period compared with $9.02 during the 2022 period driven by inflationary and strategic pricing initiatives and higher premium format attendance mix. Concession revenue per patron increased 8.0% to $7.40 during the 2023 period compared with $6.85 during the 2022 period primarily driven by inflationary and strategic pricing initiatives. Other revenue for the 2023 period increased 18.8% to $176.9 million compared with $148.9 million during the 2022 period primarily due to attendance growth, which drove an increase in transaction fees, as well as higher screen advertising and promotional revenue.
•
International. Attendance increased 37.3% to 67.7 million patrons during the 2023 period compared with 49.3 million patrons during the 2022 period due to a more consistent cadence of new film releases with broad consumer appeal and the box office success of the films released. Average ticket price was $3.91 as reported, $4.69 in constant currency, compared with the 2022 period of $3.72. The increase in average ticket price in constant currency was primarily due to inflationary pricing actions. Concession revenue per patron was $2.92 as reported, $3.53 in constant currency, for the 2023 period compared with $2.76 for the 2022 period. The increase in concession revenue per patron in constant currency was due to inflationary pricing actions. Other revenue for the 2023 period increased 34.2% to $68.7 million compared with $51.2 million during the 2022 period primarily due to higher attendance, which drove an increase in transaction fees, as well as higher membership revenue, screen advertising, and promotional revenue.

Cost of Operations. The table below, presented by reportable operating segment, summarizes our year-over-year theatre operating costs.

	U.S. Operating Segment		International Operating Segment			Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	2023	2022	Constant Currency (1) 2023	2023	2022
Film rentals and advertising	$558.6	$439.0	$134.3	$92.1	$163.3	$692.9	$531.1
Concession supplies	$131.0	$98.9	$43.0	$29.9	$52.0	$174.0	$128.8
Salaries and wages	$253.0	$233.4	$53.2	$43.6	$66.2	$306.2	$277.0
Facility lease expense	$184.9	$187.6	$66.0	$43.6	$75.2	$250.9	$231.2
Utilities and other	$269.7	$234.8	$83.8	$69.0	$101.1	$353.5	$303.8
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
•
U.S. Film rentals and advertising costs for the 2023 period were 57.7% of admissions revenue compared with 57.8% for the 2022 period due to the mix of new film content released. Concession supplies expense for the 2023 period was 17.4% of concession revenue compared with 17.2% of concession revenue for the 2022 period. The concession supplies rate for the 2023 period was impacted by inflationary pressures on certain concession categories, partially offset by the impact of strategic pricing initiatives on concession revenue.

Salaries and wages increased to $253.0 million for the 2023 period compared with $233.4 million for the 2022 period as a result of higher attendance, expanded operating hours and wage rate increases. Facility lease expense, which is primarily fixed in nature, decreased 1.4% to $184.9 million. Utilities and other costs increased to $269.7 million, as many of these costs, such as utilities costs, repairs and maintenance, credit card transaction fees, and security costs, are variable in nature and were impacted by attendance growth and inflationary pressures.

•
International. Film rentals and advertising costs for the 2023 period were 50.7% of admissions revenue compared with 50.3% for the 2022 period primarily due to the mix of new film content released. Concession supplies expense was 21.7% of concessions revenue for the 2023 period compared with 22.0% of concession revenue for the 2022 period. The decrease in the concession supplies rate was primarily driven by the impact of strategic pricing initiatives to offset inflationary pressures.

Salaries and wages increased to $53.2 million as reported for the 2023 period due to wage rate increases, higher attendance, and expanded operating hours. Facility lease expense increased to $66.0 million as reported for the 2023 period due to higher percentage rent driven by higher revenue and the return of certain minimum rent thresholds compared with the 2022 period. Utilities and other costs increased to $83.8 million as reported, as many of these costs are variable in nature, such as credit card and other transaction fees, repairs and maintenance, janitorial costs, utilities and screen advertising commissions, and were impacted by the significant increase in attendance for the 2023 period and inflation. These expenses, as reported, were also favorably impacted by exchange rate fluctuations in each of the countries in which we operate.

General and Administrative Expense. General and administrative expense for Holdings increased to $144.7 million for the 2023 period compared with $134.0 million for the 2022 period. General and administrative expense attributable to CUSA increased to $142.2 million for the 2023 period compared with $131.8 million for the 2022 period. The increase for both Holdings and CUSA is primarily due to higher corporate headcount and share-based compensation, wages and benefits inflation, and a continued shift to cloud-based software, partially offset by lower professional fees.

Depreciation and Amortization. Depreciation and amortization expense decreased to $159.6 million for the 2023 period compared with $181.0 million for the 2022 period primarily due to the impairment of theatre assets during 2022 and 2023.

Impairment of Long-Lived and Other Assets. We recorded asset impairment charges of $12.1 million for the 2023 period. Long-lived asset impairment charges of approximately $11.4 million were recorded primarily related to certain theatres that are not showing sufficient recovery since reopening after the temporary COVID-19 related closures when compared with the rest of our theatre circuit. In addition, we recorded an impairment of $0.7 million for our investment in NCMI in the first quarter of 2023 due to the prolonged recovery of NCM's business from the COVID-19 pandemic. We recorded asset impairment charges of $107.5 million for the 2022 period. Long-lived asset impairment charges of approximately $9.5 million were recorded primarily due to the prolonged recovery of certain theatres as a result of the COVID-19 pandemic on our operations, and an impairment of $98.0 million was recorded for our investment in NCM as NCMI’s stock price was significantly below the Company’s carrying value of NCM per common unit and due to the prolonged recovery of NCM’s business from the COVID-19 pandemic. See Notes 8 and 12 to the condensed consolidated financial statements.

Gain on Disposal of Assets and Other. A gain on disposal of assets and other of $8.8 million was recorded for the 2023 period compared with a gain of $6.4 million for the 2022 period. Activity for the 2023 period was primarily related to the sale of our Ecuador subsidiary in September 2023 and the write-off of operating lease obligations for theatres that were closed during the 2023 period. Activity for the 2022 period was primarily related to the sale of excess land parcels. See Note 6 to the condensed consolidated financial statements for further discussion of the sale of our Ecuador subsidiary.

Interest Expense. Interest expense for Holdings, which includes amortization of debt issuance costs and original issue discount and amortization of accumulated gains for swap amendments, was $112.0 million during the 2023 period compared with $114.6 million for the 2022 period. The interest expense attributable to CUSA, which includes amortization of debt issuance costs and original issue discount and amortization of accumulated losses for swap amendments, was $93.9 million during the 2023 period compared with $96.5 million for the 2022 period. See further discussion at Liquidity and Capital Resources - Financing Activities below.

Interest Income. Interest income for Holdings was $40.2 million during the third quarter of 2023 compared with $11.1 million for the third quarter of 2022. The interest income attributable to CUSA was $31.5 million during the third quarter of 2023 compared with $9.5 million for the third quarter of 2022. The increase in interest income was primarily related to the impact of higher interest rates on higher average cash and cash equivalents balances.

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

Foreign currency and other related loss. We recorded a foreign currency exchange and other related loss of $19.4 million during the 2023 period compared with a loss of $5.3 million during the 2022 period. Activity for the 2023 period includes a $10.1 million loss on Blue Chip Swap transactions. See Note 14 to the condensed consolidated financial statements for information about our foreign currency translation and Blue Chip Swap transactions.

Equity in Income (Loss) of Affiliates. Equity in income of affiliates of $1.2 million was recorded during the 2023 period compared with equity in loss of affilitate of $7.5 million during the 2022 period. See Notes 8 and 9 to the condensed consolidated financial statements for information about our equity investments.

Unrealized Gain on Investment in NCMI. We recorded an unrealized gain on our investment in NCMI of $13.9 million during the 2023 period related to the mark-to-market adjustment of our investment in NCMI under the fair value basis of accounting. See Note 8 to the condensed consolidated financial statements for information about our investment in NCMI.

Income Taxes - Holdings. An income tax expense of $29.8 million was recorded for the 2023 period compared with an income tax expense of $6.3 million for the 2022 period. The effective tax rate was approximately 12.5% for the 2023 period compared with (3.9)% for the 2022 period. The effective tax rate for the 2023 period was favorably impacted by the use of certain foreign tax credits for which valuation allowances had been established in prior periods as well as the release of valuation allowances previously recorded against the net deferred tax assets in certain foreign jurisdictions. The effective tax rate for the 2022 period was impacted by the establishment of valuation allowances related to certain deferred tax assets. Income tax provisions for interim (quarterly) periods are generally based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Income Taxes - CUSA. An income tax expense of $24.2 million was recorded for the 2023 period compared with an income tax benefit of $(3.3) million for the 2022 period. The effective tax rate was approximately 9.7% for the 2023 period compared with 2.3% for the 2022 period. The effective tax rate for the 2023 period was favorably impacted by the use of certain foreign tax credits for which valuation allowances had been established in prior periods as well as the release of valuation allowances previously recorded against the net deferred tax assets in certain foreign jurisdictions. The effective tax rate for the 2022 period was impacted by the establishment of valuation allowances related to certain deferred tax assets. Income tax provisions for interim (quarterly) periods are generally based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

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

Cash provided by operating activities was $335.8 million for Holdings and $347.9 million for CUSA for the nine months ended September 30, 2023, compared with cash provided by operating activities of $27.7 million for Holdings and $47.0 million for CUSA for the nine months ended September 30, 2022. The increase in cash provided by operating activities was primarily driven by the timing and level of revenue earned during each period and the timing of payments to vendors for expenses incurred during each period.

Investing Activities

Investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings, remodels and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $74.9 million and $53.3 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in cash used for investing activities was primarily due to higher capital expenditures in 2023, partially offset by proceeds from the sale of our Ecuador subsidiary during the nine months ended September 30, 2023.

Below is a summary of capital expenditures, disaggregated by new and existing theatres, for the nine months ended September 30, 2023 and 2022 (in millions):

	Nine Months Ended September 30,
	2023	2022
New theatres	$5.4	$24.8
Existing theatres	84.3	40.5
Total capital expenditures	$89.7	$65.3

We operated 507 theatres with 5,765 screens worldwide as of September 30, 2023. Theatres and screens opened and closed during the nine months ended September 30, 2023 were as follows:

	January 1, 2023	Built	Closed	September 30, 2023
U.S. (42 states)
Theatres	318	—	(3)	315
Screens	4,399	—	(29)	4,370

International (13 countries)
Theatres (1)	200	1	(9)	192
Screens (1)	1,448	4	(57)	1,395

Worldwide
Theatres	518	1	(12)	507
Screens	5,847	4	(86)	5,765
(1)
International theatres and screens closed includes eight theatres and 51 screens related to the sale of the Company’s Ecuador subsidiary. See Note 6 to the Condensed Consolidated Financial Statements.

As of September 30, 2023, the following signed commitments were outstanding:

	Theatres (1)	Screens (1)	Estimated Remaining Investment (2)
Remainder of 2023
U.S.	—	—	$1.1
International	—	—	3.3
Total	—	—	$4.4

Subsequent to 2023
U.S.	3	33	$22.5
International	1	8	2.0
Total	4	41	$24.5

Total commitments at September 30, 2023	4	41	$28.9
(1)
Based on the expected theatre opening date.
(2)
Approximately $4.4 million is expected to be paid during the remainder of 2023 and $14.3 million and $10.2 million is expected to be paid during 2024 and 2025, respectively. The timing of payments is subject to change in the event of construction or other delays.

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

Financing Activities

Cash used for financing activities was $118.0 million and $32.6 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in cash used for financing activities was primarily due to the partial redemption of the 8.75% secured notes, partially offset by the net proceeds from the refinancing of the Credit Agreement during the nine months ended September 30, 2023.

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

See Note 7 for a summary of long-term debt outstanding as of September 30, 2023 for Holdings and CUSA.

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

Under the Credit Agreement, principal payments of $1.6 million are due on the term loan quarterly through March 31, 2030, with a final principal payment of the remaining unpaid principal due on May 24, 2030.

The amended term loan was issued net of an original issue discount of $9.8 million. CUSA also incurred a total of approximately $10.1 million in debt issuance costs which are reflected in the Company’s condensed consolidated financial statements as follows: (i) $7.5 million in debt issuance costs were capitalized and are reflected as a reduction of “Long-term debt, less current portion” on the Company’s condensed consolidated balance sheet; and (ii) $2.1 million of fees paid to lenders and $0.5 million of legal and other fees included in “Loss on debt extinguishment and refinancing” in the Company’s condensed consolidated statement of income for the nine months ended September 30, 2023. As a result of the amendment, CUSA also wrote-off $4.7 million of unamortized debt issuance costs associated with exiting lenders of the refinanced Credit Agreement.

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

Interest on revolving credit loans accrues, at CUSA's option, at either (i) the Term SOFR Rate plus an applicable margin that ranges from 3.00% to 3.50% per annum, or (ii) the Alternate Base Rate, subject, in the case of this clause (ii) to a floor of 1.00% per annum, plus, in the case of this clause (ii), an applicable margin that ranges from 2.00% to 2.50%. The applicable margin with respect to revolving credit loans is a function of the Consolidated Net Senior Secured Leverage Ratio as defined in the Credit Agreement. As of September 30, 2023, the applicable margin was 3.25%, however, there were no borrowings outstanding under the revolving line of credit. In addition, CUSA is required to pay a commitment fee on the revolving line of credit that accrues at a rate ranging from 0.20% to 0.375% per annum of the daily unused portion of the revolving line of credit. The commitment fee rate is a function of the Consolidated Net Senior Secured Leverage Ratio and was 0.25% at September 30, 2023.

CUSA’s obligations under the Credit Agreement are guaranteed by Holdings and certain subsidiaries of Holdings other than CUSA (the “Other Guarantors”) and are secured by security interests in substantially all of CUSA’s, Holdings’ and the Other Guarantors’ personal property.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on the ability of Holdings, CUSA and their subsidiaries to: merge, consolidate, liquidate, or dissolve; sell, transfer or otherwise dispose of assets; create, incur or permit to exist certain indebtedness and liens; pay dividends, repurchase stock and make other Restricted Payments (as defined in the Credit Agreement); prepay certain indebtedness; make investments; enter into transactions with affiliates; and change the nature of their business. At any time that CUSA has revolving credit loans outstanding, it is not permitted to allow the Consolidated Net Senior Secured Leverage Ratio to exceed 3.5 to 1.0. As of September 30, 2023, there were no revolving credit loans outstanding under the revolving line of credit, and CUSA’s Consolidated Net Senior Secured Leverage Ratio was 0.3 to 1.

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

The Restricted Payments covenant, as defined in the Credit Agreement generally does not limit the ability of Holdings and its subsidiaries to pay dividends and make other Restricted Payments if the Consolidated Net Total Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 2.75 to 1.00. If the Consolidated Net Total Leverage Ratio is greater than 2.75 to 1.00, but not greater than 5.00 to 1.00, Restricted Payments generally may be made in an aggregate amount not to exceed the Available Amount (as defined in the Credit Agreement), which is a function of CUSA’s Consolidated EBITDA minus 1.75 times its Consolidated Interest Expense (as such terms are defined in the Credit Agreement) and certain other factors as specified in the Credit Agreement. As of September 30, 2023, the Consolidated Net Total Leverage Ratio was 2.22 to 1.00 and the Available Amount was $448.2 million. In addition, the Credit Agreement contains other baskets that allow certain Restricted Payments in excess of the Applicable Amount.

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

As of September 30, 2023, there was $646.8 million outstanding under the term loan and no borrowings were outstanding under the $125.0 million revolving line of credit. The average interest rate on outstanding term loan borrowings under the Credit Agreement as of September 30, 2023 was approximately 6.9% per annum, after giving effect to the interest rate swap agreements.

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

Borrowings of International Subsidiaries

As of September 30, 2023, certain of the Company’s international subsidiaries have aggregate borrowings of $7.2 million outstanding under various local bank loans.

Covenant Compliance

The indentures governing the 5.875% Senior Notes, the 5.25% Senior Notes and the 8.75% Secured Notes ("the indentures") contain covenants that limit, among other things, the ability of CUSA and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of September 30, 2023, CUSA could have distributed up to approximately $3.5 billion to its parent company and sole stockholder, Holdings, under the terms of the indentures, subject to its available cash and other borrowing restrictions outlined in the indentures. Upon a change of control, as defined in the indentures, CUSA would be required to make an offer to repurchase the 5.875% Senior Notes, the 5.25% Senior Notes and the 8.75% Secured Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indentures allow CUSA to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of September 30, 2023 was 5.4 to 1.

See discussion of dividend restrictions and the net senior secured leverage ratio under the Credit Agreement at Senior Secured Credit Facility above.

As of September 30, 2023, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The Company currently has variable rate debt. An increase or decrease in interest rates would affect its interest expense related to this variable rate debt. At September 30, 2023, we had an aggregate of $204.0 million of variable rate debt outstanding, after giving effect to the interest rate swaps. Based on the interest rates in effect on the variable rate debt outstanding at September 30, 2023, a 100 basis point increase in market interest rates would increase our annual interest expense by $2.0 million.

The tables below provide information about Holdings' and CUSA’s fixed rate and variable rate long-term debt agreements as of September 30, 2023. The Company has three interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the Company’s term loan debt. The interest rate swaps expire on December 31, 2024. Holdings’ long-term debt agreements include fixed rate and variable rate long-term debt of CUSA, which is guaranteed by Holdings.

Holdings Debt

	Expected Maturity for the Twelve Months Ending September 30,								Average
	(in millions)								Interest
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value	Rate
Fixed rate	$—	$610.0	$405.0	$—	$765.0	$450.0	$2,230.0	$2,342.0	5.6%
Variable rate	7.9	7.8	7.8	7.8	7.8	164.9	204.0	203.4	9.0%
Total debt (1)	$7.9	$617.8	$412.8	$7.8	$772.8	$614.9	$2,434.0	$2,545.4
(1)
Amounts are presented before adjusting for debt issuance costs.

CUSA Debt

	Expected Maturity for the Twelve Months Ending September 30,								Average
	(in millions)								Interest
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value	Rate
Fixed rate	$—	$150.0	$405.0	$—	$765.0	$450.0	$1,770.0	$1,669.9	5.8%
Variable rate	7.9	7.8	7.8	7.8	7.8	164.9	204.0	203.4	9.0%
Total debt (1)	$7.9	$157.8	$412.8	$7.8	$772.8	$614.9	$1,974.0	$1,873.3
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

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2023, under the supervision and with the participation of Holdings’ and CUSA’s principal executive officer and principal financial officer, Holdings and CUSA carried out an evaluation required by the Exchange Act of the effectiveness of the design and operation of their respective disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, Holdings’ and CUSA’s principal executive officer and principal financial officer concluded that, as of September 30, 2023, each of Holdings’ and CUSA’s respective disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by each of Holdings and CUSA in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to Holdings’ and CUSA’s management, including

Holdings’ and CUSA’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in Holdings’ and CUSA’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, Holdings’ and CUSA’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) In the third quarter of 2023, Holdings purchased shares of its common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan
July 1 through July 31	3.23	$15.74	—	—
August 1 through August 31	2.98	$17.53	—	—
September 1 through September 30	—	—	—	—
Total	6.21		—	—

(1) Represents shares of Holdings’ common stock (in thousands) repurchased in July, August and September of 2023 to satisfy employee tax-withholding obligations upon vesting in restricted stock and performance stock units. See Note 10 to the condensed consolidated financial statements.

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

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2023

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$458.7	$112.1	$—	$570.8
Other current assets	379.5	(105.4)	(10.2)	263.9
Total current assets	838.2	6.7	(10.2)	834.7
Theatre properties and equipment, net	1,154.4	—	—	1,154.4
Operating lease right-of-use assets, net	1,019.0	—	—	1,019.0
Other long-term assets	1,714.4	287.6	(375.2)	1,626.8
Total assets	$4,726.0	$294.3	$(385.4)	$4,634.9
Liabilities and equity
Current liabilities
Current portion of long-term debt	$7.9	$—	$—	$7.9
Current portion of operating lease obligations	214.5	—	—	214.5
Current portion of finance lease obligations	14.5	—	—	14.5
Current income tax payable	2.1	—	—	2.1
Accounts payable and accrued expenses	420.3	—	(10.2)	410.1
Total current liabilities	659.3	—	(10.2)	649.1
Long-term liabilities
Long-term debt, less current portion	2,199.2	—	(262.2)	1,937.0
Operating lease obligations, less current portion	886.3	—	—	886.3
Finance lease obligations, less current portion	77.0	—	—	77.0
Other long-term liabilities and deferrals	457.8	11.1	—	468.9
Total long-term liabilities	3,620.3	11.1	(262.2)	3,369.2
Commitments and contingencies
Equity	446.4	283.2	(113.0)	616.6
Total liabilities and equity	$4,726.0	$294.3	$(385.4)	$4,634.9

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2023

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Revenue	$2,427.8	$—	$—	$2,427.8
Cost of operations
Theatre operating costs	1,777.5	—	—	1,777.5
General and administrative expenses	142.2	—	—	142.2
Depreciation and amortization	159.6	—	—	159.6
Impairment of long-term and other assets	11.4	0.7	—	12.1
Gain on disposal of assets and other	(8.8)	—	—	(8.8)
Total cost of operations	2,081.9	0.7	—	2,082.6
Operating income (loss)	345.9	(0.7)	—	345.2
Interest expense	(96.0)	—	2.1	(93.9)
Loss on debt extinguishment and refinancing	(10.7)	—	—	(10.7)
Equity in income (loss) of affiliates	1.5	(0.3)	—	1.2
Interest expense - NCM	(17.0)	—	—	(17.0)
Other income	8.4	19.7	(2.1)	26.0
Total other expense	(113.8)	19.4	—	(94.4)
Income before income taxes	232.1	18.7	—	250.8
Income tax expense	20.1	4.1	—	24.2
Net income	212.0	14.6	—	226.6
Less: Net income attributable to noncontrolling interests	2.9	—	—	2.9
Net income attributable to Cinemark USA, Inc.	$209.1	$14.6	$—	$223.7

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2023

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Net income	$212.0	$14.6	$—	$226.6
Other comprehensive loss, net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	(2.6)	—	—	(2.6)
Foreign currency translation adjustments	(0.4)	—	—	(0.4)
Total other comprehensive loss, net of tax	(3.0)	—	—	(3.0)
Total comprehensive income, net of tax	209.0	14.6	—	223.6
Comprehensive income attributable to noncontrolling interests	(2.9)	—	—	(2.9)
Comprehensive income attributable to Cinemark USA, Inc.	$206.1	$14.6	$—	$220.7

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2023

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Operating activities
Net income	$212.0	$14.6	$—	$226.6
Adjustments to reconcile net income to cash provided by operating activities	167.8	4.2	—	172.0
Changes in assets and liabilities	(36.5)	(14.2)	—	(50.7)
Net cash provided by operating activities	343.3	4.6	—	347.9
Investing activities
Additions to theatre properties and equipment	(89.7)	—	—	(89.7)
Net proceeds from sale of subsidiary	14.8	—	—	14.8
Investments and loans to affiliates	(1.3)	1.3		—
Net cash used for investing activities	(76.2)	1.3	—	(74.9)
Financing activities
Proceeds from refinancing of senior secured credit facility	640.2	—	—	640.2
Repayment of term loan on refinancing of senior secured credit facility	(624.9)	—	—	(624.9)
Redemption of 8.75% Secured Notes	(102.2)	—	—	(102.2)
Payment of debt issuance costs	(7.5)	—	—	(7.5)
Payment of fees on refinancing of senior secured credit facility	(2.6)	—	—	(2.6)
Other repayments of long-term debt	(8.6)	—	—	(8.6)
Restricted stock withholdings for payroll taxes	(2.5)	—	—	(2.5)
Payments on finance leases	(10.7)	—	—	(10.7)
Other financing activities	0.8	—	—	0.8
Net cash used for financing activities	(118.0)	—	—	(118.0)
Effect of exchange rate changes on cash and cash equivalents	(11.5)	—	—	(11.5)
Increase in cash and cash equivalents	137.6	5.9	—	143.5
Cash and cash equivalents:
Beginning of year	321.1	106.2	—	427.3
End of year	$458.7	$112.1	$—	$570.8

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

Item 6. Exhibits

*31.1	Certification of Sean Gamble, Chief Executive Officer of Cinemark Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Melissa Thomas, Chief Financial Officer of Cinemark Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.3	Certification of Sean Gamble, Chief Executive Officer of Cinemark USA, Inc., pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
*31.4	Certification of Melissa Thomas, Chief Financial Officer of Cinemark USA, Inc., pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
**32.1	Certification of Sean Gamble, Chief Executive Officer of Cinemark Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Melissa Thomas, Chief Financial Officer of Cinemark Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
**32.3	Certification of Sean Gamble, Chief Executive Officer of Cinemark USA, Inc., pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes – Oxley Act of 2002.
**32.4	Certification of Melissa Thomas, Chief Financial Officer of Cinemark, USA, Inc., pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes – Oxley Act of 2002.
**101

The following material from the combined Cinemark Holdings, Inc. and Cinemark USA, Inc. Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith:

(i)
Cinemark Holdings, Inc. Condensed Consolidated Balance Sheets
(ii)
Cinemark Holdings, Inc. Condensed Consolidated Statements of Income (Loss)
(iii)
Cinemark Holdings, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss)
(iv)
Cinemark Holdings, Inc. Condensed Consolidated Statements of Equity
(v)
Cinemark Holdings, Inc. Condensed Consolidated Statements of Cash Flows
(vi)
Cinemark USA, Inc. Condensed Consolidated Balance Sheets
(vii)
Cinemark USA, Inc. Condensed Consolidated Statements of Income (Loss)
(viii)
Cinemark USA, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss)
(ix)
Cinemark USA, Inc. Condensed Consolidated Statements of Equity
(x)
Cinemark USA, Inc. Condensed Consolidated Statements of Cash Flows
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

CINEMARK HOLDINGS, INC. CINEMARK USA, INC.
Registrants

DATE:	November 3, 2023

/s/ Sean Gamble
Sean Gamble
Chief Executive Officer

/s/ Melissa Thomas
Melissa Thomas
Chief Financial Officer