Form 10-K
period 2023-12-31
Cinemark Holdings, Inc.; CINEMARK USA INC /TX
filed 2024-02-16
CIK 1385280, 885975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

Cinemark Holdings, Inc. Yes ☐ No ☒

Cinemark USA, Inc. Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity owned by non-affiliates of Holdings on June 30, 2023, computed by reference to the closing price for Holdings’ common stock on the New York Stock Exchange on such date was approximately $1.7 billion (104,257,922 shares held by non-affiliates at a closing price per share of $16.50). CUSA is wholly-owned by Holdings and there is no public trading market for its equity securities, therefore CUSA is unable to calculate the aggregate market value of the voting and non-voting common equity owned by non-affiliates.

As of February 9, 2024, 121,589,633 shares of common stock of Cinemark Holdings, Inc. were issued and outstanding.

As of February 9, 2024, 1,500 shares of Class A common stock, $0.01 par value per share, and 182,648 shares of Class B common stock, no par value per share, of Cinemark USA, Inc. were outstanding and held by Cinemark Holdings, Inc.

This combined Form 10-K is separately filed by Holdings and CUSA. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrant. When this Form 10-K is incorporated by reference into any filings with the SEC made by Holdings or CUSA, as a registrant, the portions of the Form 10-K that relate to the other registrant are not incorporated by reference therein.

OMISSION OF CERTAIN INFORMATION

CUSA meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and has therefore omitted the information otherwise called for by items 10-13 of Form 10-K as allowed under General Instruction I(2)(c).

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Holdings’ definitive proxy statement, in connection with its 2024 annual meeting of stockholders, to be filed within 120 days of December 31, 2023, are incorporated by reference into Part III, Items 10-14, of this annual report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

This combined annual report on Form 10-K includes “forward-looking statements” within the meaning of the federal securities laws, including the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Holdings is a holding company which conducts all of its operations through CUSA and its subsidiaries. The “forward-looking statements” include our current expectations, assumptions, estimates and projections about the respective business and industry of Holdings and CUSA. They include statements relating to:

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
•
determinations in lawsuits in which we are a party; and
•
the ongoing recovery of our business and the motion picture exhibition industry from the effects of the COVID-19 pandemic and the writers’ and actors’ guilds strikes.

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

PART I

Unless the context otherwise requires, all references to “we,” “our,” “us,” “the Company” or “Cinemark” relate to Cinemark Holdings, Inc. and its consolidated subsidiaries. All references to CUSA relate to Cinemark USA, Inc. and its consolidated subsidiaries. Where it is important to distinguish between the entities, the report either refers specifically to Holdings or CUSA. All references to Latin America are to Brazil, Argentina, Chile, Colombia, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Paraguay, Curacao and Ecuador. We closed our one theatre in Curacao in January 2023 and sold our Ecuador subsidiary in September 2023. Unless otherwise specified, all operating and other statistical data is as of or for the year ended December 31, 2023.

Item 1. Business

We are a leader and one of the most geographically diverse operators in the motion picture exhibition industry. As of December 31, 2023, we operated 501 theatres and 5,719 screens in the United States, or “U.S.”, and Latin America. Our U.S. circuit operated 309 theatres and 4,324 screens and our Latin America circuit operated 192 theatres and 1,395 screens across 13 countries. Our significant and diverse presence in the U.S. and Latin America has made us an important distribution channel for movie studios and other content providers. We believe our portfolio of high-quality theatres with multiple platforms provides a preferred destination for moviegoers and has contributed to our consistent industry-leading results.

As of December 31, 2023, we managed our business under two reportable operating segments: U.S. markets and international markets. See Note 22 to the consolidated financial statements.

Impact of COVID-19 Pandemic

The impact of the COVID-19 pandemic had an unprecedented effect on the theatrical exhibition industry. We temporarily closed our theatres in the U.S. and Latin America during March of 2020 at the onset of the COVID-19 outbreak. We reopened theatres as soon as local restrictions and the status of the COVID-19 pandemic would allow. All of our domestic and international theatres were reopened by the end of 2021. After reopening our theatres, we faced ongoing challenges with the significant reduction in the volume of new film releases. The industry has made significant progress in its recovery from the COVID-19 pandemic; however its ongoing recovery continues to be contingent upon several key factors, including the volume of new film content available, which has also been impacted by the recent writers’ and actors’ guild strikes, the box office performance of new film content released, the duration of the exclusive theatrical release window and evolving consumer behavior with competition from other forms of in-and-out of home entertainment.

Motion Picture Exhibition Industry Overview

Domestic

Preliminary estimates indicate that North American box office revenues were approximately $9.1 billion for 2023, up more than 21% compared with 2022 due primarily to an increase in the volume of new films released.

The following table represents the results of surveys by Motion Picture Association, or MPA, published in March 2022, and The Cinema Foundation, published in March 2023, outlining the historical trends in North American box office performance for the five-year period from 2018 through 2022. Box office performance has historically been primarily dependent on the quality, quantity and timing of film product.

	North America
	Box Office Revenue	Attendance	Average Ticket
Year	($ in billions)	(in billions)	Price
2018	$11.9	1.30	$9.11
2019	$11.4	1.24	$9.16
2020	$2.2	0.24	$9.37
2021	$4.5	0.47	$9.57
2022	$7.5	n/a (1)	$10.53
(1)
2022 attendance figures for North America were not published.

Films released during the year ended December 31, 2023 included Barbie, The Super Mario Bros. Movie, Spider-Man: Across the Spider-Verse, Guardians of the Galaxy Vol. 3, Oppenheimer, The Little Mermaid, Ant-Man

and the Wasp: Quantumania, John Wick: Chapter 4, Sound of Freedom, Taylor Swift | The Eras Tour concert film, The Hunger Games: The Ballad of Songbirds and Snakes, Five Nights at Freddy’s, Wonka, and Trolls Band Together, among other films.

Films scheduled for release in 2024 include Madame Web, Dune: Part Two, Ghostbusters: Frozen Empire, Kung Fu Panda 4, The Fall Guy, Furiosa, Kingdom of the Planet of the Apes, Inside Out 2, A Quiet Place: Day One, Despicable Me 4, Deadpool 3, Joker: Folie à Deux, Venom 3, Wicked - Part I, Mufusa: The Lion King, and Sonic the Hedgehog 3, among other films.

International

Preliminary estimates for Latin American box office revenues were approximately $2.4 billion for 2023, up more than 33% compared with 2022.

Box office performance in Latin America is dependent upon the quantity, quality and timing of Hollywood film product, and to a lesser extent, local film product. The performance in Latin American markets is also impacted by political and social conditions, growing populations, and continued retail development.

Drivers of Continued Industry Success

We believe the long-term fundamentals of our industry remain intact:

Consumer Enthusiasm for Theatrical Movie-Going Remains Strong. Sustained consumer enthusiasm to view compelling films in a shared, larger-than-life, cinematic environment continues to be demonstrated across all genres of films, segments of audiences, and periods of the year. Positive box office growth, aligned with film volume recovery and record-setting results of an expansive range of titles across a wide array of film genres further underscore that experiencing captivating film content in a theatrical setting remains an important part of culture and consumer entertainment agendas.

A Theatrical Release Enhances a Film’s Promotional Impact and Overall Asset Value. Theatrical exhibition has long been the primary distribution channel for launching new major motion picture releases. A theatrical release provides an enhanced promotional platform for filmed entertainment content by heightening its exposure, increasing its perceived quality, strengthening recall, and driving greater viewing interest. Furthermore, experiencing content in a shared theatrical environment elevates emotions and engagement with stories and characters, which builds larger brands, franchises, and cultural moments. It also provides an incremental revenue stream, while strengthening performance in downstream distribution channels, including streaming, which enhances overall asset value. Based on these benefits, as well as commentary provided by our film distribution partners, we anticipate the volume of films released each year will continue to recover to historical levels.

Resilient Industry Across Technology Innovations and Economic Cycles. Theatrical movie-going remains one of the most convenient and affordable forms of out-of-home entertainment. As such, it has proven resilient to competition for consumers’ leisure spending, as well as inflationary and recessionary periods. For example, North American industry box office grew in six of the last eight recessions. Additionally, theatrical movie-going has demonstrated stable, long-term growth trends across various technological innovations, including VHS, internet, DVD and streaming.

Our Strategy

Our strategic objectives prioritize experiential consumer-based, revenue-generating, and productivity-driving initiatives, including:

Deliver an Extraordinary Guest Experience. We aim to differentiate our theatres through consistent investment in high-demand consumer amenities that provide a larger-than-life, cinematic entertainment experience with top-notch guest service. Examples of amenities include state-of-the-art sight and sound technology, premium large format auditoriums, recliners, and motion seats, as well as expansive food and beverage offerings. We believe our ongoing focus on providing an extraordinary guest experience is a primary factor of our consistent industry-leading results.

Maximize Attendance and Box Office While Expanding Revenue Opportunities. We actively focus on maximizing attendance and box office results through pricing strategies, sophisticated showtime planning, and pursuit of alternative content that appeals to a broad consumer base. We also continue to invest in strengthening and leveraging our omni-channel marketing platforms and loyalty programs to expand our audience base, increase moviegoing frequency and strengthen loyalty to our brand. Additionally, we seek to drive ancillary revenue opportunities through expanding the food, beverage and merchandise products we offer, simplifying speed of service through space management improvements and online mobile ordering, and extending the availability of our offerings beyond our theatres via third-party delivery platforms. Furthermore, we look to monetize our facilities with opportunities including game rooms and private events.

Maintain a Disciplined Focus on Productivity and Profitability. We remain disciplined in our pursuit of continuous improvement, seeking opportunities to simplify processes, streamline operations, remove inefficiencies, and drive productivity. Areas of emphasis include further enhancing our workforce management tools and processes, strengthening inventory management, optimizing showtime planning, leveraging advanced sourcing strategies, and expanding automation opportunities. We continue to enhance data management and analytics to strengthen our decisions and maximize our overall potential. Furthermore, as part of our ongoing focus on profitability, we continuously optimize our footprint, assessing our global circuit to ascertain the most advantageous strategies for growth, recalibration, and strengthening of our theaters to deliver sustained long-term returns.

Competitive Strengths

We believe the following strengths have allowed us to compete effectively in the past and will continue to be our guiding principles:

Disciplined Operating Philosophy. Our operating philosophy focuses on creating an extraordinary guest experience, maintaining favorable theatre-level economics, controlling operating costs and effectively reacting to changes in economic and market conditions.

Balanced Approach to Investment and Capital Allocation. Our balanced and disciplined investment approach centers on thoughtfully reinvesting in our existing theatres, building new theatres and acquiring quality theatres that will complement our circuit. We have long believed in maintaining a strong balance sheet and ensuring our capital investments earn a solid return. This philosophy has proven to be successful for us over varying economic cycles and industry challenges. We remain disciplined with our cash management and capital resource allocation strategies, while continuing to invest in the long-term health of our circuit.

Leading Position in Our U.S. and Latin American Markets. We have a leading market share in most of the U.S. markets we serve, which includes a presence in 42 states. For the year ended December 31, 2023, we ranked either first or second, based on box office revenues, in 21 of our top 25 U.S. markets, including Dallas, the San Francisco Bay Area, Houston, Salt Lake City, Sacramento, Cleveland, Austin and Las Vegas. We were one of the first circuits to begin reopening theatres in the U.S. during 2021, gaining market share of the overall North American box office as a result. We maintained a meaningful portion of these market share gains through 2023.

We have a significant presence in major cities in Latin America, with theatres in 15 of the 20 largest metropolitan areas in Latin America as of December 31, 2023. We are the largest exhibitor in Brazil and Argentina and have significant market presence in Colombia, Peru and Chile. Our geographic diversity makes us an important global distribution channel for the movie studios. Similar to the U.S., we gained overall market share in Latin America upon reopening all of our theatres during 2021. We have retained a meaningful portion of that market share through 2023.

State-of-the-Art Theatre Circuit. We build new theatres and consistently invest in our existing theatres to maintain a state-of-the-art movie-going experience, which we believe makes our theatres preferred destinations for moviegoers in our markets. Making quality investments in our circuit will continue to be one of our primary objectives.

We offer our guests a premium large format experience through our 293 XD auditoriums, which represents the largest exhibitor-branded premium large format footprint in the world, 15 IMAX auditoriums and six ScreenX auditoriums across our worldwide circuit. Our XD auditoriums offer a premium experience utilizing the latest in digital projection and enhanced custom sound, including Barco Auro-Max 11.1 sound systems in select locations. The XD experience includes wall-to-wall screens, wrap-around sound, plush seating, reclining seats in a majority of our XD auditoriums and a maximum comfort entertainment environment for an immersive experience. The benefits of our XD auditoriums include program flexibility, as we can show the content of our choice with no additional revenue share component outside of routine film rental.

We started a multi-year project in 2022 to strategically convert our auditoriums to more energy efficient Barco RGB laser projectors, which provide greater light output than the current technology, further enhancing the movie-going experience. As of December 31, 2023, we have transitioned approximately 14% of our auditoriums to the new laser projectors across our worldwide circuit.

We have incorporated Luxury Lounger heated recliner seats into all of our recent domestic new builds and have repositioned many of our existing domestic theatres to offer this premium seating feature. We currently feature these heated recliner luxury loungers in 68% of our total domestic circuit.

We also have auditoriums that offer seats with immersive cinematic motion, which we refer to as motion seats, in 335 auditoriums throughout our circuit. These motion seats are programmed in harmony with the audio and video content of the film and further immerse guests into the on-screen action.

We offer enhanced food and beverages such as gourmet pizzas, burgers, and sandwiches, and a selection of beers, wine and cocktails, all of which can be enjoyed in the comfort of the auditoriums, at a majority of our theatres. We also offer full bars or dine-in areas in many of our locations and we are continuing to expand these amenities to additional locations. In the U.S., we offer advanced mobile concession ordering at virtually all of our U.S. theatres allowing guests to pre-order select concession products and pick them up at the concession stand upon arrival or have them delivered to their seat. We also offer mobile concession ordering in all of our Latin American theatres and delivery to seats in a select number of our premier Latin American theatres.

Experienced Management. Our global management team has extensive industry experience and proven track records. Many of our key leaders have over 20 years of industry experience. Additionally, our country general managers are local citizens familiar with political, social, cultural and economic factors impacting their country, which enables them to more effectively manage the local business. Our global management team has successfully navigated us through many industry and economic cycles over the years.

Theatre Operations

As of December 31, 2023, we operated 501 theatres and 5,719 screens in 42 U.S. states and 13 Latin American countries. We opened our first theatre in the U.S. in 1984. Our domestic circuit has expanded through acquisitions and organic growth, and we currently have theatres in 104 designated market areas. We first entered Latin America when we opened a theatre in Santiago, Chile in 1993. Since then, through a focused international growth strategy, we have developed into one of the most geographically diverse theatre circuits in the region. We have balanced our risk through a diversified international portfolio, which included theatres in 15 of the 20 largest metropolitan areas in Latin America as of December 31, 2023. We are a market leader in Brazil and Argentina, where we are the largest exhibitor. We also have significant market presence in Colombia, Peru and Chile.

The following table summarizes the geographic locations of our theatre circuit as of December 31, 2023.

Country	Total Theatres	Total Screens
United States	309	4,324
Brazil	85	622
Argentina	23	199
Colombia	30	177
Chile	20	142
Central America (1)	17	114
Peru	14	113
Bolivia	1	13
Paraguay	2	15
Total (2) (3)	501	5,719
(1)
Includes Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala.
(2)
In January 2023, we closed our theatre in Curacao.
(3)
In September 2023, we sold our Ecuador subsidiary.

Content

We offer a wide variety of content at our theatres. We monitor upcoming film releases and other content and work diligently with film distributors to license content that we believe will be most successful in our theatres. We play mainstream films from many different genres, such as animated films, family films, dramas, comedies, horror and action films. We offer content in both 2-D and 3-D formats in all of our theatres, and in many locations, we offer either our own premium large format, XD or IMAX. We also offer a format that features motion seats and added sensory features.

We offer a variety of alternative entertainment content for our guests. Examples include concert, sporting and gaming events, as well as art, independent, faith-based, and multicultural foreign language films. In certain Latin American markets where we operate, we also offer local film product to our guests. Additionally, we have the functionality and technological infrastructure to live-stream events via satellite network across our portfolio of theatres in the U.S. and Latin America.

In addition, our joint venture, AC JV, LLC, with Regal Entertainment Group and AMC Entertainment, Inc. provides marketing and distribution of live and pre-recorded entertainment programming to augment theatres’ feature film schedules. AC JV, LLC, referred to as Fathom Events, is the largest distributor of documentaries and inspirational content as well as classic films and performing arts, such as the Metropolitan Opera.

Film Licensing

In the U.S., our corporate film department negotiates with film distributors to license films for each of our domestic theatres. Local film personnel in our international offices negotiate with local offices of major film distributors, local film distributors and independent content providers to license films for our international theatres. Film distributors determine film release dates and plan and fund the related film marketing campaigns, while we are responsible for booking the films at each of our theatres at the optimal showtimes for our guests.

In both our domestic and international locations, film rental fees are based on a film’s box office receipts. The majority of film rental rates are negotiated on a sliding scale formula, under which the rate is based on a standard rate matrix that is established with each content provider prior to a film’s theatrical run. We may also negotiate some film rental rates on a firm terms formula, a percentage of box office receipts negotiated prior to a film’s theatrical run, or a rate that is negotiated after a film’s theatrical run.

Food and Beverage

Concession sales are our second largest revenue source. We have expanded concession sales by enhancing our offerings and adapting to our customers’ changing preferences, as discussed below.

Product Mix. Core concession products offered at all of our theatres include various sizes and types of popcorn, soft drinks, coffees, non-carbonated drinks, candy and quickly-prepared or pre-prepared food, such as hot dogs, pizza, pretzel bites, nachos and ice cream. Our food and beverage offerings may vary in particular markets based on consumer preferences. We offer adult beverage options for our guests including beer, wine and cocktails, freshly-made signature Pizza Hut pizzas, burgers and sandwiches, as well as some healthier snack options and diverse ethnic foods based on market demographics.

We have dedicated category managers that monitor product sales, upcoming content and events, and make adjustments to product mix on a theatre-by-theatre or market-by-market basis. This approach also allows us to efficiently activate and manage both national or regional product launches and promotional initiatives to further grow food and beverage sales.

New products and promotions are introduced on a regular basis to increase concession purchase incidence from existing consumers as well as to attract new consumers. In certain international countries and in all of our domestic theatres, we offer a free loyalty program that routinely offers food and beverage promotions and rewards. Our paid subscription programs allow our guests to receive exclusive concessions discounts.

Innovation. We offer unique movie-themed merchandise to customers both in our theatres and online to enhance their experience and drive incremental revenue. Additionally, we have partnered with key strategic suppliers to create an online store that offers unique merchandise to guests across the country from the comfort of their homes. We are also the first major theatre exhibition company to partner with Door Dash, Grub Hub, and Uber Eats, to allow consumers to have our concession offerings delivered to their homes.

Theatre Design. Our theatres are designed to optimize the guest purchase experience at the concession stands to facilitate serving guests in an expedited manner. We strategically design large concession stands to heighten visibility, reduce the length of concession lines, and improve traffic flow around the concession stands. We incorporate queue lines and self-serve candy cases and bottled drink coolers at our concession stands to help provide convenience for our guests, drive impulse purchases and increase product visibility for these two core categories. We also have self-service cafeteria-style concession areas in many of our domestic theatres, which allow customers to select their own food and refreshments and proceed to the cash register when they are ready. This design allows for more efficient service, and superior visibility of concession items. We also have lobby bars and VIP lounges in many domestic and international theatres.

Our proprietary mobile concessions ordering capability allows moviegoers to purchase their cinema snacks in advance and have them waiting to be picked up upon arrival or delivered directly to their seat. This functionality streamlines the guest experience, adding convenience and enhanced guest service for our customers. As of December 31, 2023, mobile concession ordering is available at virtually all of our U.S. theatres. Similarly, guests in our Latin American locations can pre-pay for select concession products online or at kiosks within the theatre and pick them up at the concession stand.

Staff Training. Employees are continually trained on proper sales techniques, food preparation and handling, and maintaining the quality of our concession product offerings. Many employees are certified in food safety protocols and in serving alcoholic beverages.

Cost Control. We negotiate prices, volume-based rebates and promotional-based rebates for concession products directly with our suppliers. Concession products are generally managed through a distribution network, with theatres placing and receiving orders directly with a distributor. We monitor inventory levels at every theatre to ensure proper stock levels are maintained to appropriately serve our guests.

Supply chain interruptions and inflationary pressures may impact costs and limit product availability. Our food and beverage costs have been especially susceptible to inflationary pressures in more recent periods, particularly for core commodities, which recently experienced elevated inflationary pressures. In an effort to mitigate these pressures, we focus on identifying alternative products sourced from a variety of suppliers as well as implementing strategic pricing actions to help offset the impact of these pressures.

Screen Advertising

Our U.S. theatres are part of the in-theatre digital network operated by National CineMedia, LLC, or NCM. NCM provides advertising to our theatres through its branded “Noovie” pre-show entertainment program and also handles certain lobby promotions and displays for our theatres. We believe that the reach, scope and digital delivery capability of NCM’s network provides an effective platform for national, regional and local advertisers to reach our audiences. We receive a monthly theatre access fee for participation in the NCM network, which includes screen rental revenue on a per patron basis and on a revenue share basis depending on the placement of the advertisement.

Throughout our international markets, we have developed our Flix Media brand that handles screen advertising functions in all of our Latin American countries. Our Flix Media marketing personnel work with local agencies and advertisers to coordinate screen advertising in our theatres as well as other theatres in our markets. In addition to screen advertising in our theatres, we continue to expand Flix Media’s services to include, among other things, alternative content, digital media and other synergistic advertising opportunities.

Marketing and Promotions

Digital Marketing. Our investment in digital marketing and customer experience over the past several years has enabled us to expand our reach to our guests, communicate with them on a consistent basis, and streamline their digital customer journey. We continue to adapt our platforms to engage movie-goers more effectively and make it as compelling and simple as possible for them to purchase their next movie ticket and concessions from us. Through both organic and paid marketing efforts, we keep our millions of guests informed through email, social media, website and mobile app updates, and advertising to promote upcoming content and keep Cinemark elevated in the moviegoer consideration set.

Transforming the digital customer journey has enabled us to more effectively reach movie-goers through targeted and refined search engine optimization, and gives the customer a better experience once they are directed to our website or app. We regularly conduct comprehensive analysis of the customer journey on our channels, making updates that reduce clicks and decrease the friction from search to ticket purchase. Ongoing enhancements result in higher traffic volume to our digital channels and increased ticket and concession purchases.

In an effort to more deeply engage with our guests, the visual identity and physical flow of our theatres are regularly assessed. This includes keeping all signage, merchandise, food and beverage vessels and employee attire updated and reflective of the modern experience.

Campaigns and Promotions. We market our theatres and special events, including new theatre grand openings, remodel re-openings and VIP events, using email/in-app push messaging, social media communications, digital advertising, and various forms of traditional media advertising. We exhibit previews of coming attractions and current films as part of our on-screen pre-feature program. We offer guests access to movie times, the ability to buy their tickets and reserve their seats in advance, purchase concessions in advance and purchase gift cards at our website www.cinemark.com and via our mobile applications. Guests can subscribe to our emails and push notifications to receive information about current and upcoming films and events at their preferred Cinemark theatre(s), including details about upcoming XD movies, advanced ticket sales, screenings, special events, concerts, live broadcasts, contests, promotions, and our latest concessions and merchandise offerings. We partner with film distributors on a regular basis to promote upcoming films through local, regional and national programs, many of which are exclusive to our theatres.

Social Media. In the evolution of our external communication strategy, we are meeting movie-goers where they are and ensuring we are present as they scroll throughout the day. We interact with moviegoers every day on social media platforms, such as Instagram, Facebook, Snapchat, X (formerly Twitter) and TikTok to provide advanced ticketing, promotions, and event information and to monitor and respond to guests’ questions and feedback.

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

We offer a free domestic loyalty program, Movie Fan, to our guests in the U.S. Movie Fan allows our moviegoers to earn one point for every dollar they spend. Points can then be redeemed for tickets, concession items and discounts, as well as unique and limited-edition merchandise that relate to films currently playing in our theatres. Our loyalty programs are closely monitored, and new strategies are consistently tested to incentivize consumers to prioritize visiting our theatres.

We also have membership and loyalty programs in most of our international markets that either allow customers to pay a nominal fee for an annual membership card that provides them with certain admissions and concession discounts or that allows guests to earn loyalty points for each purchase. Similar to the Movie Fan program, our points-based international programs offer discounts on movie tickets and concessions.

Our global loyalty programs put us in direct contact with our moviegoers and provide opportunities for us to partner with the studios and our suppliers through targeted promotions.

Competition

We are one of the leaders in the motion picture exhibition industry. We compete against local, regional, national and international exhibitors with respect to attracting guests, licensing films and developing new theatre sites. Our primary U.S. competitors include Regal and AMC and our primary international competitors, which vary by country, include Cinépolis, Cine Colombia, CinePlanet, Kinoplex (GSR), UCI, Royal Films and Araujo.

We are generally able to book films at our theatres without regard to the film bookings of other exhibitors. Our success in attracting guests can depend on customer service quality, location, theatre capacity, quality of projection and sound equipment, film showtime availability and ticket prices.

We compete for new theatre sites with other movie theatre exhibitors as well as other entertainment venues. Securing a potential site depends upon factors such as commercial terms, available investment resources, theatre design and capacity, revenue potential and financial stability of developers as well as exhibitors.

We face competition from other forms of out-of-home entertainment competing for the public’s leisure time and disposable income, including family entertainment centers, concerts, theme parks and sporting events. We also face competition for guests from a number of alternative film distribution channels, such as streaming services, digital downloads, video on-demand and network television.

Seasonality

Our revenues have historically been seasonal, coinciding with the timing of releases of motion pictures by the major distributors. The most successful motion pictures have historically been released during summer months in the U.S., extending from May to July, and during the holiday season, extending from November through year-end. In our Latin American markets, while Hollywood content has similar release dates as in the U.S., the local holidays and seasons vary. The unexpected emergence of a hit film during other periods or the failure of an expected success at a key time could alter this seasonality trend. The timing, quantity and quality of film releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or for the same period in the following year.

Corporate Operations

Our global headquarters, referred to as the Cinemark Service Center, or CSC, is located in Plano, Texas. Personnel at the CSC provide oversight and support for our domestic and international theatres and includes our executive team and department heads in charge of film licensing, food and beverage, theatre operations, theatre construction and maintenance, real estate, human resources, marketing, legal, finance, accounting, tax and information technology. Our U.S. operations are comprised of regions headed by a regional vice president. We have eight regional offices in Latin America responsible for the local management of theatres in 13 countries as of December 31, 2023 (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are managed out of one Central American regional office). Each regional office is headed by a general manager or a member of our international management team with additional personnel responsible for film licensing, marketing, human resources, information technology, operations and finance. We have divisional or regional chief financial officers in several of the international countries in which we operate.

Human Capital

Our business is seasonal and therefore, our headcount can vary throughout the year depending on the timing and success of movie releases. We do not have unionized employees within our domestic employee base, however many of our international locations are subject to union contracts.

We currently have approximately 17,500 employees in the U.S., approximately 21% of whom are full-time employees and 79% of whom are part-time employees. We have approximately 9,300 employees in our international markets, approximately 57% of whom are full-time employees and approximately 43% of whom are part-time employees.

In our Mission, Vision and Values Statement, our employees form the core of our Cinemark Values. We strive to (i) act with honesty and integrity, respect and care for each other, our guests, communities and partners, (ii) provide a safe environment for our global employees and guests, (iii) be the best in what we do and (iv) empower our people to make decisions and take responsibility. Guided by our Cinemark Values, we are committed to creating a company where everyone is included and respected, and where we support each other in reaching our full potential. We take pride in the fact that many of our employees, ranging from field employees to executive management, have significant tenure with the Company.

To attract and retain the most qualified talent, we offer competitive benefits, including market-competitive compensation, healthcare, paid time off, parental leave, free movie passes and in the U.S., a 401(k) retirement savings and investment plan with generous Company match. Additionally, many of our CSC employees are eligible to work a hybrid schedule. We support the continuous development of professional, technical and leadership skills of our employees by offering tuition assistance, skills development courses and leadership development training in partnership with reputable institutions.

To foster a corporate culture of transparency and collaboration, our senior management regularly conducts “town-hall” style meetings with employees to share, among other matters, the Company’s performance, business conditions and market challenges, strategies and initiatives, and to respond to employee concerns through question-and-answer sessions. Employees in the U.S. are also encouraged to provide feedback about their experience through periodic employee engagement surveys. These voluntary surveys provide overall and department-specific reports and enable us to improve employee experience and culture. We aspire to provide a safe, open and accountable work environment for our employees. We also provide a hotline for all employees to report workplace concerns and violations with the option to report on an anonymous basis. We address such concerns and take appropriate actions that uphold our Cinemark Values.

In recognition and gratitude for our moviegoing communities, we strongly encourage team members to give back to the community and host periodic service days for team members. Through Cinemark Cares, we support local and national charitable organizations through monetary and product donations, or donations of employees’ time or expertise. We are a proud long-term partner of several charities and host an annual golf tournament to raise funds for these and other selected charities.

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

Financial Information About Geographic Areas

We currently have operations in the U.S., Brazil, Argentina, Chile, Colombia, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, and Paraguay, which are reflected in the consolidated financial statements. See Note 22 to the consolidated financial statements for segment information and financial information by geographic area.

Item 1A. Risk Factors

An investment in Holdings’ common stock or Holdings’ or CUSA’s debt securities involves risks and uncertainties, and our actual results and future trends may differ materially from our past or projected future performance. We urge investors to consider carefully the risk factors described below in addition to the other information contained in this report, in evaluating our Company and our business. It is not possible to identify all risk factors, and additional risks and uncertainties not presently known to us or that we currently believe to be immaterial that may also materially impact our business operations.

Risks Related to Our Business, Economic, Market and Operating Conditions

A variety of uncontrollable events may disrupt our businesses, reduce guest attendance, or increase the cost or reduce the profitability of providing our products and services.

Our results of operations can be significantly and adversely affected in the U.S., Latin America or in specific regions as a result of a variety of factors beyond our control, including: health concerns (including as it was by COVID-19 and could be by future health emergencies, endemics, epidemics and pandemics); adverse weather conditions arising from short-term weather patterns or long-term climate change, including catastrophic events or natural disasters such as hurricanes, typhoons, floods, droughts, wildfires and earthquakes; international, political or military developments, including trade and other international disputes and social unrest; macroeconomic conditions, including a decline in economic activity, inflation, deflation and foreign exchange rate fluctuations; and terrorist attacks. These events and others, such as fluctuations in energy costs and computer virus attacks, intrusions, ransom ware or other widespread computing or telecommunications failures, may also damage our ability to provide our services. We may have insurance coverage with respect to some, but not all, of these events. Moreover, the costs of protecting against such incidents reduces the profitability of our operations.

For example, the impact of the COVID-19 pandemic had an unprecedented impact on the theatrical exhibition industry. While the industry has made significant progress in its recovery from the COVID-19 pandemic, our industry and our business continues to be impacted by disruptions in the film production cycle. Most recently the Hollywood writers’ and actors’ guild strikes caused film production to be temporarily halted or delayed and new film releases were postponed, resulting in a reduction in the volume of new films available for theatrical exhibition. As a result, we are not currently generating attendance and revenue from admissions at levels comparable to what we had generated historically.

We obtain insurance against the risk of losses relating to some of these events, generally including certain physical damage to our property and resulting business interruption, certain injuries occurring on our property and some liabilities for alleged breach of legal responsibilities. When insurance is obtained it is subject to deductibles, exclusions, terms, conditions and limits of liability. The types and levels of coverage we obtain vary from time to time depending on our view of the likelihood of specific types and levels of loss compared to the cost of obtaining coverage for such types and levels of loss. We may experience material losses not covered by our insurance.

Our business depends on film production and performance.

Our business depends on both the availability of films for exhibition in our theatres and the success of those films in our markets. Reduced volume of film releases, poor performance of films, the disruption in the production of films due to events such as a strike by directors, writers, actors or other industry related unions or guilds, a reduction in financing options for the film distributors, a reduction in the production and marketing efforts of the film distributors to make and promote their films, or the consolidation of major film distributors could have an adverse effect on our business by resulting in fewer patrons and reduced revenue. For example, the May 2, 2023 strike by the Writers Guild of America, which lasted for almost five months, and the July 14, 2023 strike by members of SAG-AFTRA, the union representing television and movie actors, which lasted almost four months, together resulted in a decrease in film content released in 2023 and will cause a decrease in 2024 film content due to production delays that have forced studios to push films previously slated to be released in 2023 and 2024 to 2025 and 2026. Also, while the quantity of new film releases available for theatrical exhibition continued to improve in 2023 and caused the industry to further recover from the effects of the COVID-19 pandemic, the volume of film content has not reverted to historical levels. The volume of new films has not, and may not, fully recover to pre-pandemic levels which would materially impact our business. In addition, certain studios have reduced the window for video and digital releases or released films directly to alternative distribution channels such as streaming services simultaneous with a theatrical release. Studios may determine that certain types of film content will not be released for theatrical exhibition in the future and will go straight to streaming platforms, further impacting the quantity of films available.

Our results of operations fluctuate on a seasonal basis.

Our results of operations vary from period to period based upon the quantity and quality of the motion pictures that we show in our theatres. The major film distributors generally release the films they anticipate will be most successful during the summer and holiday seasons. Consequently, we typically generate higher revenue during those periods. In our Latin American markets, while Hollywood content has similar release dates as in the U.S., the local holidays and seasons vary. The unexpected emergence of a successful film during other periods or the failure of an expected success at a key time could alter this seasonality trend. Due to the dependency on the success of films released from one period to the next, results of operations for one period may not be indicative of the results for future periods.

A deterioration in relationships with film distributors could adversely affect our ability to obtain commercially successful films.

We rely on the film distributors to supply the films shown in our theatres. The film distribution business is highly concentrated, with six major film distributors accounting for approximately 85% of U.S. box office revenues and 45 of the top 50 grossing films during 2023. Film distributors license films to exhibitors on a theatre-by-theatre and film-by-film basis. Consequently, we cannot guarantee a supply of films by entering into long-term arrangements with major distributors. A deterioration in our relationship with any of the major film distributors could adversely affect our ability to obtain commercially successful films and to negotiate favorable licensing terms for such films, both of which could adversely affect our business and operating results.

We face intense competition for patrons and films which may adversely affect our business.

The motion picture exhibition industry is highly competitive. We compete against local, regional, national and international exhibitors in many of our markets. We compete for both patrons and licensing of films. In markets where we do not face nearby competitive theatres, there is a risk of new theatres being built. The degree of competition for patrons is dependent upon such factors as location, theatre capacity, presentation quality, film showtime and availability, customer service quality, products and amenities offered, and ticket prices. The principal competitive factors with respect to film licensing include the theatre’s location and its demographics, the condition, capacity and grossing potential of each theatre, and licensing terms. We also face competition from new concept theatres such as dine-in theatres, tavern style theatres and family entertainment centers that open in close proximity to our conventional theatres. If we are unable to attract patrons or license successful films, our business may be adversely affected.

An increase in competing forms of entertainment or the use of alternative film distribution channels may reduce movie theatre attendance and limit revenue growth.

We compete with other forms of out-of-home entertainment, such as family entertainment centers, concerts, theme parks, gaming and sporting events, for our patrons’ leisure time and disposable income. We also face competition for patrons from a number of alternative film distribution channels, such as streaming, digital downloads, video on-demand and network television. We have seen an expansion in some of these distribution channels in recent years. A significant increase in popularity of these alternative film distribution channels, competing forms of entertainment or improvements in technologies available at home could have an adverse effect on our business and results of operations.

Our results of operations may be impacted by the reduction, or elimination of, video and digital release windows.

The average video and digital release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is available for DVD, was approximately 90 days and digital purchase for ownership (also known as electronic sell-through) was approximately 74 days for several years prior to the COVID-19 pandemic. During the COVID-19 pandemic, certain studios adopted strategies that reduced, or in some cases eliminated, the release windows. While the dynamic release window has coalesced to around 45 days for major films, select studios may release certain movie titles to their own streaming platforms either simultaneously with theatrical releases or bypass theatrical releases altogether. While this trend has largely diminished in 2022 and 2023, studios may reduce or eliminate the windows for certain films. If our guests choose to wait for an in-home release rather than attend a theatre to view the film, our business and results of operations, financial condition and cash flows may be adversely impacted.

Our foreign operations are subject to adverse regulations, economic instability and currency exchange risk.

We had 192 theatres with 1,395 screens in 13 countries in Latin America as of December 31, 2023. Brazil represented approximately 7.6% of our consolidated 2023 revenue. Governmental regulation of the motion picture industry in foreign markets differs from that in the U.S. Changes in regulations affecting prices and quota systems requiring the exhibition of locally-produced films may adversely affect our international operations. Our international operations are subject to certain political, economic and other uncertainties not encountered by our domestic operations, including risks of severe economic downturns and high inflation. We also face risks of currency fluctuations, hard currency shortages and controls of foreign currency exchange and cash payments to the U.S., all of which could have an adverse effect on the results of our operations and liquidity.

Tight labor market and loss of key personnel may negatively impact our operations and operating results.

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

We also have a significant amount of goodwill and tradename intangible assets. Declines in our stock price or market capitalization, or declines in our attendance due to increased competition, macroeconomic conditions or other factors could result in impairments of goodwill and our intangible assets.

We are subject to uncertainties relating to future expansion plans, including our ability to identify suitable acquisition candidates or new theatre site locations, and to obtain financing for such activities on favorable terms or at all.

We have expanded our operations through targeted worldwide theatre development and acquisitions. We continue to pursue a strategy of expansion that involves the development of new theatres and may involve acquisitions of existing theatres and theatre circuits both in the U.S. and internationally. There is significant competition for new site locations and for existing theatre and theatre circuit acquisition opportunities. As a result of such competition, we may not be able to acquire attractive new site locations, existing theatres or theatre circuits on terms we consider acceptable. The pace of our growth may also be impacted by delays in site development caused by other parties. Acquisitions and expansion opportunities may divert a significant amount of management’s time away from the operation of our business. Growth by acquisition also involves risks relating to difficulties in integrating the operations and personnel of acquired companies and the potential loss of key employees of acquired companies. Our potential expansion strategy may not result in improvements to our business, financial condition, profitability or cash flows. Further, our expansion programs may require financing above our existing borrowing capacity and operating cash flows. We may not be able to obtain such financing on acceptable terms, or at all.

Risks Related to Financing and Liquidity

We have substantial long-term lease and debt obligations, which may restrict our ability to fund current and future operations and that restrict our ability to enter into certain transactions.

We have significant long-term debt service obligations and long-term lease obligations. As of December 31, 2023, Holdings had $2,432.1 million in long-term debt obligations, which included $1,972.1 million of CUSA debt and excludes unamortized debt issuance costs and original issue discount. As of December 31, 2023, Holdings and CUSA had $87.8 million in finance lease obligations and $853.3 million in long-term operating lease obligations. The substantial lease and debt obligations could:

•
require us to dedicate a substantial portion of our cash flows to payments on our lease and debt obligations, thereby reducing the availability of our cash flows from operations to fund working capital, capital expenditures, acquisitions and other corporate requirements and to pay dividends on Holdings’ common stock;
•
impede our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and other purposes;
•
subject us to the risk of increased sensitivity to interest rate increases on our variable rate debt;
•
limit our ability to invest in innovations in technology and implement new platforms or concepts in our theatres; and

•
make us more vulnerable to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to our competitors that may have lower debt levels.

Holdings’ and CUSA’s ability to make scheduled payments of principal and interest on their respective indebtedness will depend on our ability to generate positive cash flows and on our future financial results. Our ability to generate positive cash flows is subject to general economic, financial, competitive, regulatory and other factors, some of which are beyond our control. As our industry recovers from the effects of the COVID-19 pandemic and the recent writers’ and actors’ guild strikes, we may not be able to generate cash flows at historical levels, or guarantee that future borrowings will be available under our senior secured credit facility, in an amount sufficient to enable us to pay our indebtedness. If our cash flows and capital resources are insufficient to fund our lease and debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to take any of these actions, and these actions may not be successful or permit us to meet our scheduled debt service obligations. Certain actions may be restricted under the terms of our existing or future debt agreements, including our senior secured credit facility.

If we fail to make any required payment under the agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in our debt instruments, we would be in default. As a result, our debt holders would have the ability to accelerate the repayment of our outstanding indebtedness, and the lenders under our senior secured credit facility could terminate their commitments and foreclose against the assets securing their borrowings. We could be forced into bankruptcy or liquidation. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-default and cross-acceleration provisions. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our debt holders require immediate payment, we may not have sufficient assets to satisfy our obligations under our indebtedness.

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

If Holdings settles the 4.50% Convertible Senior Notes with cash, or by a combination of cash and shares of our common stock, upon a fundamental change as described in the indenture governing the 4.50% Convertible Senior Notes, Holdings will be required to make cash payments with respect to the 4.50% Convertible Senior Notes being converted. However, Holdings may not have enough available cash or be able to obtain financing at the time it is required to settle the 4.50% Convertible Senior Notes being surrendered or converted. In addition, Holdings’ ability to settle the 4.50% Convertible Senior Notes or to pay cash upon conversion of the 4.50% Convertible Senior Notes is limited by the agreements governing CUSA’s existing indebtedness and may also be limited by law, by regulatory authority or by agreements that will govern future indebtedness. Holdings’ failure to settle the 4.50% Convertible Senior Notes at a time when the repurchase is required by the indenture governing the 4.50% Convertible Senior Notes or to pay cash payable on future conversions of the 4.50% Convertible Senior Notes as required by such indenture would constitute a default under such indenture. A default under the indenture governing the 4.50% Convertible Senior Notes or the fundamental change itself could also lead to a default under agreements governing CUSA’s existing or future indebtedness.

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

The Option Counterparties are financial institutions or affiliates of financial institutions, and Holdings will be subject to the risk that one or more of such Option Counterparties may default under the Hedge Transactions. Holdings’ exposure to the credit risk of the Option Counterparties will not be secured by any collateral. If any Option Counterparty becomes subject to insolvency proceedings, Holdings will become an unsecured creditor in those proceedings with a claim equal to its exposure at that time under its transactions with that counterparty. Holdings’ exposure will depend on many factors but, generally, the increase in Holdings’ exposure will be correlated to the increase in Holdings’ common stock market price and the volatility of the market price of Holdings’ common stock. In addition, upon a default by the Option Counterparty, Holdings may suffer adverse tax consequences and more dilution than it currently anticipates with respect to its common stock. Holdings can provide no assurance as to the financial stability or viability of any Option Counterparty.

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

Future sales of substantial amounts of Holdings’ common stock in the open market and the issuance of the shares reserved for potential future issuance under Holdings’ incentive plan, in exchange for outstanding warrants, conversion of outstanding 4.50% Convertible Senior Notes, or in connection with acquisitions or other corporate events, will be dilutive to Holdings’ existing stockholders and could result in a decrease in Holdings’ stock price. Holdings cannot predict whether substantial amounts of its common stock will be sold in the open market in anticipation of, or following, any divestiture by any of its large stockholders, its directors or executive officers of their shares of common stock. Holdings can also issue shares of its common stock which are authorized but unissued and not reserved for any specific purpose without any action or approval by its stockholders.

We may not be able to generate additional revenue or continue to realize value from our investment in NCMI.

As of December 31, 2023, we owned 4.4 million shares of National Cinemedia, Inc. (“NCMI”), which represented an ownership interest in NCM of approximately 4.5%. NCMI is a holding company that serves as the sole manager of NCM. NCM comprises approximately the entire balance of NCMI’s assets, liabilities and operating cash flows. CUSA receives monthly theatre access and advertising fees under an Exhibitor Services Agreement with NCM, and CUSA is entitled to receive quarterly distributions of excess cash from NCM pursuant to NCM’s operating agreement. During the years ended December 31, 2021, 2022 and 2023, Holdings and CUSA each recorded approximately $44.1 million, $52.2 million and $53.3 million in other revenue related to NCM, respectively, and $0.3 million, $0 million and $0 million in cash distributions, respectively. On April 11, 2023, NCM filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. NCMI continued to manage NCM, the “debtor in possession,” under the jurisdiction of the bankruptcy court and in accordance with the applicable bankruptcy laws and orders of the bankruptcy court. In general, as debtor in possession under the Bankruptcy Code, NCM was authorized to continue to operate as an ongoing business but could not engage in transactions outside the ordinary course of business without the prior approval of the bankruptcy court. On August 3, 2023, NCMI announced that it had effected a 1-for-10 reverse stock split of its common stock. NCMI’s common stock automatically began trading on a split adjusted basis at the opening of the market on August 4, 2023. After giving effect to the reverse stock split, the Company owns approximately 4.4 million shares of NCMI common stock. NCM emerged from bankruptcy on August 7, 2023, and the Company’s ownership interest in NCMI was reduced to less than 5%. Distributions of excess cash from NCM to its members, including NCMI, were restricted through December 2023 in accordance with the credit agreement amendment NCM entered into with its lenders and as a result of their bankruptcy filing. NCMI also suspended its dividend.

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

We collect, use, store and maintain electronic information and data necessary to conduct our business, including confidential and proprietary information of the company, our customers, and our employees. We also rely on the availability of information technology systems to operate our business, including for communications, receiving and displaying movies, ticketing, guest services, payments, and other general operations. We rely on some of our vendors to store and process certain data and to manage, host, and/or provide some of our information technology systems. Because of the scope and complexity of our information technology systems, our reliance on vendors to provide, support and protect our systems and data, and the constantly evolving cyber-threat landscape, our information technology systems are subject to the risk of disruption, failure, unauthorized access, cyber-terrorism, human error, misuse, tampering, theft, and other cyber-attacks. These or similar events, whether accidental or intentional, could result in theft, unauthorized access or disclosure, loss, fraudulent or unlawful use of customer, employee or company data, which could harm our reputation or result in a loss of business, as well as remedial and other costs, fines, investigations, enforcement actions or lawsuits. These or similar events could also lead to an interruption in the operation of our systems resulting in business impact, including loss of business. These same factors could also affect our ability to adapt to and comply with changing regulations and contractual obligations applicable to data security and privacy, which are increasingly demanding, both in the United States and in other jurisdictions where we operate. In order to address these risks, we have adopted security measures and technology, operate a security program, and work continuously to evaluate and improve our security posture. However, the development and maintenance of these systems and programs are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. As such, there can be no assurance that these or similar events will not occur in the future or will not have an adverse effect on our business and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy. The Company has developed an information security program to address material risks from cybersecurity threats. The program includes policies and procedures that identify how security measures and controls are developed, implemented, and maintained. Risk-based analysis and judgment, along with a recognized security framework, are used to select security controls to address risks. During this process, the following factors, among others, are considered: likelihood and severity of risk, impact on the Company and others if a risk materializes, feasibility and cost of controls, and impact of controls on operations and others. Specific controls that are used to some extent include endpoint threat detection and response (EDR), identity and access management (IAM), privileged access management (PAM), logging and monitoring involving the use of security information and event management (SIEM), multi-factor authentication (MFA), firewalls and intrusion detection and prevention, and vulnerability and patch management.

Third-party security firms are used in different capacities to provide or operate some of these controls and technology systems, including cloud-based platforms and services, as well as a security operations center. For example, third parties are used to conduct assessments, such as vulnerability scans and penetration testing. The

Company uses a variety of processes to address cybersecurity threats related to the use of third-party technology and services, including pre-acquisition diligence, imposition of contractual obligations, and performance monitoring.

The Company has a written incident response plan and conducts tabletop exercises to enhance incident response preparedness. Business continuity and disaster recovery plans are used to prepare for the potential for a disruption in technology we rely on. The Company is a member of an industry cybersecurity intelligence and risk sharing organization. Employees undergo security awareness training when hired and annually. The Company (or third parties it relies on) may not be able to fully, continuously, and effectively implement security controls as intended. As described above, we utilize a risk-based approach and judgment to determine the security controls to implement, and it is possible we may not implement appropriate controls if we do not recognize or underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. And events, when detected by security tools or third parties, may not always be immediately understood or acted upon.

Additionally, in Item 1A Risk Factors, under the heading of Risk Related to Information Security and Business Disruptions, forward-looking cybersecurity threats that could have a material impact on the Company are discussed. Those sections of Item 1A Risk Factors should be read in conjunction with this Item 1C Cybersecurity.

Governance. The Chief Technology Officer (CTO) is the management position with primary responsibility for the development, operation, and maintenance of our information security program. The Company’s CTO, Doug Fay, has served as the Chief Technology Officer & Sr. Vice President for Cinemark since August 2006. Mr. Fay has a background in software engineering and application architecture and has worked in the information technology field since the early 1990s. The CTO routinely reviews risks and security measures and meets monthly with the general counsel, CFO, and Global Controller to review security measures and risks. Oversight of the information security program at the Board level sits with Audit Committee. Presentations regarding security measures and risks to the Audit Committee occur semi-annually. The Company’s incident response plan defines the process for escalating incidents based on level of severity to the management team and Audit Committee.

Item 2. Properties

The following table sets forth a summary of our theatres in U.S. and international markets as of December 31, 2023:

	Leased	Owned
Segment	Theatres	Theatres
U.S.	269	40
International	192	—
Total	461	40

See also Item 1, Business – Theatre Operations, for a summary of the geographic locations for our U.S. and international theatre circuit as of December 31, 2023.

The Company conducts a significant part of its theatre operations in leased properties under noncancelable operating and finance leases with base terms generally ranging from 10 to 25 years. In addition to fixed lease payments, some of the leases provide for variable lease payments and some require the payment of taxes, insurance, common area maintenance and other costs applicable to the property. Variable lease payments include payments based on a percentage of sales over defined thresholds. Other variable lease payments include payments adjusted periodically for inflation, changes in attendance or changes in average ticket price. The Company can renew, at its option, many of its leases at defined or then market rental rates for various renewal periods. Some leases also provide for escalating rent payments throughout the lease term. See Note 4 to the consolidated financial statements for further discussion of our leases.

In addition to our theatre properties, we currently own an office building in Plano, Texas, which is our global headquarters. We lease office space in Frisco, Texas and a warehouse in McKinney, Texas. We also lease office space in seven regions in Latin America for our local office teams.

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

As of December 31, 2023, there were approximately 570 holders of record of Holdings’ common stock and there were no other classes of stock issued and outstanding.

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

CUSA did not pay any cash dividends to Holdings during the years ended December 31, 2021, 2022 and 2023. CUSA’s ability to pay dividends is limited by the terms of its senior notes indentures and its senior secured credit facility, which restrict its ability to pay dividends and the ability of its subsidiaries to pay dividends. See Note 14 to the consolidated financial statements for further discussion of our debt agreements. The declaration of future dividends will depend upon many factors, including CUSA’s results of operations, financial condition, earnings, capital requirements, limitations in our debt agreements and legal requirements.

Performance Graph

We benchmark our financial performance against AMC Entertainment Holdings, Inc. (AMC) and IMAX Corporation (IMAX), the two other publicly-held companies in our industry with whom we compete for investor capital. The performance graph below sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to Holdings’ stockholders during the five-year period ended December 31, 2023, as well as the corresponding returns on the S&P 500 Index and in each of AMC and IMAX. Holdings’ stock price performance shown in the graph below may not be indicative of future stock performance.

Purchases of Equity Securities

In the fourth quarter of 2023, Holdings purchased shares of its common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan
October 1 through October 31	—	$—	—	—
November 1 through November 30	17.90	$15.42	—	—
December 1 through December 31	9.53	$14.09	—	—
Total	27.43		—	—

(1) Represents shares of Holdings’ common stock (in thousands) repurchased by withholding shares in October, November and December of 2023 to satisfy employee tax-withholding obligations upon vesting in restricted stock and performance stock units. See Note 18 to the consolidated financial statements.

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

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes included in this report. This discussion may contain forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties and risks associated with these statements. Discussion regarding our financial condition and results of operations for 2022 compared with 2021 is included in Item 7 of the Company’s 2022 Annual Report on Form 10-K filed on February 24, 2023.

Overview

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, and Paraguay. As of December 31, 2023, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 22 to the consolidated financial statements.

Impact of COVID-19 Pandemic

The impact of the COVID-19 pandemic had an unprecedented effect on the theatrical exhibition industry. We temporarily closed our theatres in the U.S. and Latin America during March of 2020 at the onset of the COVID-19 outbreak. We reopened theatres as soon as local restrictions and the status of the COVID-19 pandemic would allow. All of our domestic and international theatres were reopened by the end of 2021. After reopening our theatres, we faced ongoing challenges with the significant reduction in the volume of new film releases. The industry has made significant progress in its recovery from the COVID-19 pandemic; however its ongoing recovery continues to be contingent upon several key factors, including the volume of new film content available, which has also been impacted by the recent writers’ and actors’ guild strikes, the box office performance of new film content released, the duration of the exclusive theatrical release window and evolving consumer behavior with competition from other forms of in-and-out of home entertainment.

Revenue and Expenses

We generate revenue primarily from filmed entertainment box office receipts and concession sales, with additional revenue from screen advertising, screen rental and other revenue streams, such as transactional fees, vendor marketing promotions, studio trailer placements, meeting rentals and electronic video games located in some of our theatres. We also offer alternative entertainment, such as the Metropolitan Opera, concert events, live and pre-recorded sports programs and other special events in our theatres. NCM provides our domestic theatres with various forms of in-theatre advertising. Our Flix Media subsidiaries provide screen advertising and alternative content for our international circuit and other international exhibitors.

Films released during the year ended December 31, 2023 included Barbie, The Super Mario Bros. Movie, Spider-Man: Across the Spider-Verse, Guardians of the Galaxy Vol. 3, Oppenheimer, The Little Mermaid, Ant-Man and the Wasp: Quantumania, John Wick: Chapter 4, Sound of Freedom, Taylor Swift | The Eras Tour concert film, The Hunger Games: The Ballad of Songbirds and Snakes, Five Nights at Freddy’s, Wonka, and Trolls Band Together, among other films.

Films scheduled for release in 2024 include Madame Web, Dune: Part Two, Ghostbusters: Frozen Empire, Kung Fu Panda 4, The Fall Guy, Furiosa, Kingdom of the Planet of the Apes, Inside Out 2, A Quiet Place: Day One,

Despicable Me 4, Deadpool 3, Joker: Folie à Deux, Venom 3, Wicked - Part I, Mufusa: The Lion King, and Sonic the Hedgehog 3, among other films.

Film rental costs are variable in nature and fluctuate with our admissions revenue. Film rental costs as a percentage of revenue are generally higher for periods in which more blockbuster films are released. The Company previously received virtual print fees (VPFs) from studios for certain of its international locations, which were included as a contra-expense in film rental and advertising costs on the consolidated statements of income. However, these costs were fully recovered during 2021, and as a result, were not received during 2022 and 2023 and will not be received in future periods. Advertising costs, which are expensed as incurred, are primarily related to expanding our reach to our guests, keeping Cinemark elevated in the moviegoer consideration set and growing loyalty. These expenses vary depending on the timing and length of such campaigns.

Concession supplies expense is variable in nature and fluctuates with our concession revenue and also product mix. Inflationary pressures, and to a lesser extent supply chain interruptions, have impacted, and may continue to impact, product costs and product availability. We source products from a variety of partners around the world to minimize supply chain interruptions and cost pressures, wherever possible.

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

Utilities and other costs include both fixed and variable costs and primarily consist of utilities, property taxes, janitorial costs, credit card transaction fees, third party ticket sales commissions, repairs and maintenance expenses, security services and projection and sound equipment maintenance expenses.

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

Revenue and Expense Recognition

Our patrons have the option to purchase movie tickets well in advance of a movie showtime, right before the movie showtime, or at any point in between those two timeframes depending on seat availability. We recognize such admissions revenue when the showtime for a purchased movie ticket has passed. Concession revenue is recognized when products are sold to the consumer, or if purchased in advance, once the showtime associated with the customer’s movie ticket has passed. Other revenue primarily consists of screen advertising, screen rental revenue, promotional income, studio trailer placements, revenue from electronic video games located in our theatres, and transactional fees. Except for NCM screen advertising advances (see Note 9 to the consolidated financial statements), these revenues are generally recognized when we have fulfilled our performance obligations by providing the specified services.

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

We offer a subscription program in the U.S. whereby patrons can pay a monthly or annual fee to receive a monthly credit for use towards a future movie ticket purchase. We also offer monthly subscription fee programs in several of our international locations where customers can pay a monthly fee to receive benefits such as a free monthly ticket. We record the subscription program fees as deferred revenue and record admissions revenue when the showtime for a movie ticket purchased with a credit has passed.

We have loyalty programs in the U.S. and many of our international locations that either have a prepaid annual fee or award points to customers as purchases are made. For those loyalty programs that have a prepaid annual fee, we recognize the fee collected as other revenue on a straight-line basis over the annual membership period. For those loyalty programs that award points to customers based on their purchases, we record a portion of the original transaction proceeds as deferred revenue based on the number of reward points issued to customers and recognize the deferred revenue when the customer redeems such points. The value of loyalty points issued is based on the estimated fair value of the rewards offered. We record breakage revenue on deferred loyalty and subscription revenue generally upon the expiration of loyalty points and subscription credits, respectively, as we do not yet have sufficient historical data related to the redemption patterns of these programs to estimate breakage.

Film rental costs are based on the film licensing arrangements and accrued based on the applicable box office receipts and either; 1) a sliding scale formula, which is generally established prior to the opening of the film, 2) a firm terms formula as negotiated prior to a film’s theatrical run or 3) estimates of the final settlement rate, which occurs at the conclusion of the film’s run. Under a sliding scale formula, we pay a percentage of box office revenues using a pre-determined scale that is based upon box office performance of the film for its full theatrical run. Under a firm terms formula, we pay the distributor a percentage of box office receipts that can either be an aggregate rate for the full theatrical run or rates that decline over the term of the theatrical run. The settlement process allows for negotiation of film rental fees upon the conclusion of the film's theatrical run based upon how the film performs. Estimates are based on the expected success of a film. The success of a film can generally be determined a few weeks after a film is released when the initial box office performance of the film is known. If actual settlements are different than those estimates, film rental cost estimates are adjusted at that time.

Facility lease expense is primarily a fixed cost at the theatre level as most of our facility leases require a fixed monthly minimum rent payment. Certain of our leases are subject to monthly percentage rent only, which is accrued each month based on actual revenues. Certain of our other theatres require payment of percentage rent in addition to fixed monthly rent if an annual target revenue level is achieved. Percentage rent expense for these annual payments is estimated and recorded for these theatres on a monthly basis if the theatre’s historical performance or forecasted performance indicates that the annual target revenue level will be reached. Once actual annual percentage rent is determinable, the timing of which is based on the respective lease agreement, percentage rent expense estimates are adjusted at that time.

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

Long-Lived Assets Impairment Evaluations

We review long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We also perform a full quantitative impairment evaluation on an annual basis. We assess many factors to determine whether to impair individual theatre assets, including the following:

•
actual theatre level cash flows;
•
budgeted or forecasted theatre level cash flows;
•
theatre property and equipment carrying values;

•
operating lease right-of-use asset carrying values;
•
the age of a recently built theatre;
•
change in competitive theatres in the marketplace;
•
the impact of recent theatre remodels or other substantial improvements;
•
available lease renewal options; and
•
other factors considered relevant in our assessment of impairment of individual theatre assets.

Long-lived assets are evaluated for impairment on a theatre level, which we believe is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the theatre’s useful life correlates with the remaining lease period, which may include the probability of the exercise of available renewal periods for leased properties, and the lesser of twenty years or the building’s remaining useful life for owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, we then compare the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Fair value is determined based on a multiple of cash flows. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples.

See further discussion of our impairment evaluation policy in Note 1 of the consolidated financial statements. See a summary of the impairment charges recorded during the years ended December 31, 2021, 2022 and 2023 in Note 12 to the consolidated financial statements.

Goodwill and Intangible Assets Impairment Evaluations

We evaluate goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable. We evaluate goodwill for impairment at the reporting unit level, which is the U.S. and each of our international countries that has been allocated goodwill (we do not have goodwill recorded for all of our international locations). Under our quantitative goodwill impairment analysis, we estimate the fair value of each reporting unit and compare that to its carrying value. Fair value is estimated using (i) a market approach, which considers a multiple of cash flows for each reporting unit based upon public trading and recent transaction valuation multiples as the basis for fair value and (ii) an income approach, which uses a discounted cash flow model incorporating discount rates commensurate with the risks involved as the basis for fair value. Significant judgment including management’s estimate of future theatre level cash flows for each theatre is involved in estimating the fair value of a reporting unit. Our estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on projected operating performance of each reporting unit, recent market transactions and current industry trading multiples. Under ASC Topic 350, Goodwill, Intangibles and Other, we may perform a qualitative impairment assessment or a quantitative impairment assessment of our goodwill.

Tradename intangible assets are tested for impairment at least annually as of November 30th or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. Under ASC Topic 350, we can elect to perform a qualitative or quantitative impairment assessment for our tradename intangible assets. A quantitative tradename impairment assessment includes comparing the carrying values of tradename assets to their estimated fair value. Fair values are estimated by applying an estimated market royalty rate that could be charged for the use of our tradenames to forecasted future revenues, with an adjustment for the present value of such royalties. If the estimated fair value is less than the carrying value, the tradename intangible asset is written down to its estimated fair value. Significant judgment is involved in estimating market royalty rates and long-term revenue forecasts. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected revenue performance and industry trends. The Company’s qualitative assessment considers industry and market conditions and recent developments that may impact the revenue forecasts and other estimates as compared to its most recent quantitative assessment.

See further discussion of our impairment evaluation policy in Note 1 of the consolidated financial statements. See a summary of the impairment charges recorded during the years ended December 31, 2021, 2022 and 2023 in Note 12 to the consolidated financial statements.

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

Accounting for Investment in National CineMedia, Inc. and Related Agreements

We have an investment in National CineMedia, Inc., or NCMI. NCMI is a holding company and the sole manager of NCM. NCM operates a digital in-theatre network in the U.S. for providing cinema advertising. NCM comprises approximately the entire balance of NCMI’s assets, liabilities and operating cash flows. The Company entered into an Exhibitor Services Agreement, or ESA, with NCM pursuant to which NCM primarily provides screen advertising to its domestic theatres. On February 13, 2007, NCMI completed an initial public offering (“IPO”) of its common stock. In connection with the NCMI initial public offering, the Company amended its operating agreement and the ESA. At the time of the NCMI IPO and as a result of amending the ESA, the Company received approximately $174 million in cash consideration from NCM. The proceeds were recorded as deferred revenue, or NCM screen advertising advances, and are being amortized over the term of the amended and restated ESA, which expires in February 2041.

The Company also periodically receives consideration in the form of common unit adjustments from NCM. Pursuant to a Common Unit Adjustment Agreement dated as of February 13, 2007 between NCMI and the Company, referred to as the Founding Members, we receive annual adjustments to the common membership units primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by us. The common units received are recorded at estimated fair value as an increase in the Company’s investment in NCM with an offset to deferred revenue or NCM screen advertising advances. The fair value of the common units received is estimated based on the market price of NCMI common stock (Level 1 input as defined in FASB ASC Topic 820, Fair Value Measurement) at the time the common units are determined, adjusted for volatility associated with the estimated time period it would take to convert the common units and register the respective shares. The recognition of revenue related to the NCM screen advertising advances is being recognized on a straight-line basis over the term of the amended and restated ESA through February 2041.

On April 11, 2023, NCM filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. NCMI continued to manage NCM as the “debtor in possession,” under the jurisdiction of the bankruptcy court and in accordance with the applicable bankruptcy laws and orders of the bankruptcy court. In general, as debtor in possession under the Bankruptcy Code, NCM was authorized to continue to operate as an ongoing business but could not engage in transactions outside the ordinary course of business without the prior approval of the bankruptcy court. Due to NCM’s bankruptcy proceedings, we reassessed our rights and level of influence over NCM. We determined that effective April 11, 2023, the date NCM filed its bankruptcy petition, we no longer had significant influence over NCM and therefore ceased accounting for our investment in NCMI under the equity method of accounting in the second quarter of 2023. Effective April 11, 2023, we started to account for our investment in NCMI in accordance with the guidance set forth in FASB ASC Topic 321 Investments - Equity Securities, which requires us to measure our investment in common stock of NCMI at fair value and recognize unrealized holding gains and losses on our investment in earnings.

Through April 11, 2023, we accounted for our investment in NCMI under the equity method of accounting, and therefore evaluated our investment in NCMI/NCM for impairment that is other than temporary on a quarterly basis or whenever events or changes in circumstances indicated the current value of the investment may be less than its carrying value. Under ASC Topic 323, Investments - Equity Method and Joint Ventures, a loss in value of an investment that is other than a temporary decline should be recognized. Factors that are considered in evaluating whether a decline in the value of an investment is other than temporary include a severe and sustained decline in the quoted market price of an investment below the carrying value of the investment, or specific events that may adversely influence the operations of the investee in a permanent or irreversible manner. We evaluated our investment in NCMI for impairment on April 11, 2023, the date NCM filed for bankruptcy, and we did not find any indication of impairment as the share price of NCMI was above the carrying value of our investment in NCMI.

On August 3, 2023, NCMI announced that it had effected a 1-for-10 reverse stock split of its common stock. NCMI’s common stock automatically began trading on a split adjusted basis at the opening of the market on August 4, 2023. After giving effect to the reverse stock split, the Company owns approximately 4.4 million shares of NCMI common stock. NCM emerged from bankruptcy on August 7, 2023, and the Company’s ownership interest in NCMI was reduced to less than 5%. The Company no longer has the right to designate two board members to the NCMI board of directors.

See Note 9 to the consolidated financial statements for further discussion of our investment in NCMI and the related accounting.

Results of Operations

The following table sets forth, for the periods indicated, the amounts for certain items reflected in operating (loss) income of Holdings along with each of those items as a percentage of revenue.

	Year Ended December 31,
	2021	2022	2023
Operating data (in millions):
Revenue
Admissions	$780.0	$1,246.9	$1,555.6
Concession	561.7	938.3	1,192.0
Other	168.8	269.5	319.1
Total revenue	$1,510.5	$2,454.7	$3,066.7
Cost of operations (1)
Film rentals and advertising	415.0	704.4	865.7
Concession supplies	97.9	169.3	221.3
Salaries and wages	232.9	372.7	403.1
Facility lease expense	280.0	308.3	329.7
Utilities and other	282.9	407.2	466.8
General and administrative expenses	161.1	177.6	198.8
Depreciation and amortization	265.4	238.2	209.5
Impairment of long-lived assets	20.8	174.1	16.6
Restructuring costs	(1.0)	(0.5)	—
Loss (gain) on disposal of assets and other	8.0	(6.8)	(7.7)
Total cost of operations	1,763.0	2,544.5	2,703.8
Operating (loss) income	$(252.5)	$(89.8)	$362.9

Operating data as a percentage of total Revenue:
Revenue
Admissions	51.6%	50.8%	50.7%
Concession	37.2%	38.2%	38.9%
Other	11.2%	11.0%	10.4%
Total revenue	100.0%	100.0%	100.0%
Cost of operations (2)
Film rentals and advertising	53.2%	56.5%	55.7%
Concession supplies	17.4%	18.0%	18.6%
Salaries and wages	15.4%	15.2%	13.1%
Facility lease expense	18.5%	12.6%	10.8%
Utilities and other	18.7%	16.6%	15.2%
General and administrative expenses	10.7%	7.2%	6.5%
Depreciation and amortization	17.6%	9.7%	6.8%
Impairment of long-lived assets	1.4%	7.1%	0.5%
Restructuring costs	(0.1)%	0.0%	0.0%
Loss (gain) on disposal of assets and other	0.5%	(0.3)%	(0.3)%
Total cost of operations	116.7%	103.7%	88.2%
Operating (loss) income	(16.7)%	(3.7)%	11.8%
Average screen count (3)	5,890	5,849	5,803
Revenue per average screen (in dollars)	$256,445	$419,675	$528,463
(1)
The only difference between components of operating income (loss) for Holdings, as presented above, and those of CUSA is incremental general and administrative expense recognized by Holdings. The following table sets forth, for the periods indicated, the amounts for general and administrative expense, total cost of operations and operating income (loss) of CUSA:

	Year Ended December 31,
	2021	2022	2023
Operating data (in millions):
Cost of operations
General and administrative expenses	$158.5	$174.6	$195.5
Total cost of operations	$1,760.4	$2,541.5	$2,700.5
Operating (loss) income	$(249.9)	$(86.8)	$366.2
(2)
All costs are expressed as a percentage of total revenue, except film rentals and advertising, which are expressed as a percentage of admissions revenue and concession supplies, which are expressed as a percentage of concession revenue.
(3)
Average screen count is calculated based on the average of month end screen counts.

Comparison of Years Ended December 31, 2023 and December 31, 2022

Year ended December 31, 2022 - The North American Industry box office totaled approximately $7.5 billion during 2022 which included the carryover of Spider-Man: No Way Home and new blockbuster releases such as Top Gun: Maverick, Black Panther: Wakanda Forever, Doctor Strange in the Multiverse of Madness, Avatar: The Way of Water, Jurassic World Dominion, Minions: The Rise of Gru, The Batman, Thor: Love and Thunder, Puss in Boots: The Last Wish and Sonic the Hedgehog 2, among other films.

Year ended December 31, 2023 - The North American Industry box office generated approximately $9.1 billion during 2023, which included the carryover of Avatar: The Way of Water and Puss in Boots: The Last Wish, as well as new blockbuster releases including Barbie, The Super Mario Bros. Movie, Spider-Man: Across the Spider-Verse, Guardians of the Galaxy Vol. 3, Oppenheimer, The Little Mermaid, Ant-Man and the Wasp: Quantumania, John Wick: Chapter 4, Sound of Freedom, Taylor Swift | The Eras Tour concert film, The Hunger Games: The Ballad of Songbirds and Snakes, Five Nights at Freddy’s, Wonka, and Trolls Band Together, among other films.

Revenue. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency (3)
	2023	2022	% Change	2023	2022	% Change	2023	% Change	2023	2022	% Change
Admissions revenue	$1,236.0	$1,010.2	22.4%	$319.6	$236.7	35.0%	$393.1	66.1%	$1,555.6	$1,246.9	24.8%
Concession revenue	952.0	763.0	24.8%	240.0	175.3	36.9%	296.5	69.1%	1,192.0	938.3	27.0%
Other revenue (1)	227.3	197.0	15.4%	91.8	72.5	26.6%	113.9	57.1%	319.1	269.5	18.4%
Total revenue (1)	$2,415.3	$1,970.2	22.6%	$651.4	$484.5	34.4%	$803.5	65.8%	$3,066.7	$2,454.7	24.9%
Attendance	127.7	109.3	16.8%	82.1	63.4	29.5%			209.8	172.7	21.5%
Average ticket price (2)	$9.68	$9.24	4.8%	$3.89	$3.73	4.3%	$4.79	28.4%	$7.41	$7.22	2.6%
Concession revenue per patron (2)	$7.45	$6.98	6.7%	$2.92	$2.76	5.8%	$3.61	30.8%	$5.68	$5.43	4.6%
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
•
U.S. Attendance increased 16.8% to 127.7 million patrons in 2023 compared with 109.3 million patrons in 2022 due to a more consistent cadence of new film releases with broad consumer appeal and the box office success of the films released. Average ticket price increased 4.8% to $9.68 during 2023 compared with $9.24 during 2022, driven by inflationary and strategic pricing initiatives and a higher mix of alternative content that carries a higher ticket price than traditional films. Concession revenue per patron increased 6.7% to $7.45 during 2023 compared with $6.98 during 2022 primarily driven by inflationary and strategic pricing actions as well as product mix. Other revenue for 2023 increased 15.4% to $227.3 million compared with $197.0 million for 2022 primarily due to attendance growth, which drove an increase in transaction fees, as well as higher screen advertising and promotional revenue.
•
International. Attendance increased 29.5% to 82.1 million patrons in 2023 compared with 63.4 million in 2022 due to a more consistent cadence of new film releases with broad consumer appeal and the box office success of the films released. Average ticket price was $3.89 as reported, $4.79 in constant currency, for 2023 compared with $3.73 for 2022. The increase in average ticket price in constant currency was primarily due to inflationary pricing actions. Concession revenue per patron was $2.92 as reported, $3.61 in constant currency, for 2023 compared with $2.76 for 2022. The increase in concession revenue per patron in constant currency was primarily due to inflationary pricing actions. Other revenue for 2023 increased 26.6% to $91.8 million compared with $72.5 million for 2022 primarily due to higher attendance, which drove an increase in transaction fees, as well as higher membership, screen advertising, and promotional revenue.

Cost of Operations. The table below, presented by reportable operating segment, summarizes certain of our theatre operating costs (in millions) for the years ended December 31, 2022 and 2023.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2023	2022	2023	2022	Constant Currency 2023 (1)	2023	2022
Film rentals and advertising	$703.6	$584.4	$162.1	$120.0	$202.4	$865.7	$704.4
Concession supplies	169.1	130.5	52.2	38.8	64.4	221.3	169.3
Salaries and wages	333.8	314.7	69.3	58.0	88.3	403.1	372.7
Facility lease expense	246.6	250.1	83.1	58.2	95.7	329.7	308.3
Utilities and other	355.4	313.7	111.4	93.5	136.7	466.8	407.2
(1)
Constant currency expense amounts, which are non-GAAP measurements, were calculated using the average exchange rates for the corresponding months for 2022. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time in accordance with U.S. GAAP. Significant changes in foreign currency exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance that excludes the impact of foreign currency fluctuations.
•
U.S. Film rentals and advertising costs for 2023 were 56.9% of admissions revenue compared with 57.8% for 2022 due to the mix of new film content released. Concession supplies expense for 2023 was 17.8% of concession revenue compared with 17.1% of concession revenue for 2022. The concession supplies rate for 2023 was impacted by inflationary pressures on certain concession categories and product mix, partially offset by the impact of strategic pricing initiatives on concession revenue.

Salaries and wages increased to $333.8 million compared with $314.7 million for 2022 as a result of higher attendance, expanded operating hours and wage rate increases, partially offset by labor productivity initiatives. Facility lease expense, which is primarily fixed in nature, was $246.6 million, essentially flat to 2022. Utilities and other costs increased to $355.4 million, as many of these costs, such as credit card transaction fees, repairs and maintenance, utilities costs, security costs and janitorial costs, are variable in nature and were impacted by attendance growth and inflationary pressures. Higher commissions on gift cards sold by third party retailers also contributed to the increase in utilites and other costs.

•
International. Film rentals and advertising costs for 2023 were 50.7% of admissions revenue, consistent with 2022. Concession supplies expense was 21.8% of concessions revenue for 2023 compared with 22.1% of concession revenue for 2022. The decrease in the concessions supplies rate was primarily driven by the impact of strategic pricing initiatives to offset inflationary pressures.

Salaries and wages increased to $69.3 million as reported for 2023 due to wage rate increases, higher attendance, and expanded operating hours. Facility lease expense increased 42.8% to $83.1 million as reported due to higher percentage rent driven by increased revenue and the return of certain minimum rent thresholds compared with 2022. Utilities and other costs increased to $111.4 million as reported, as many of these costs, such as credit card fees and other transaction fees, repairs and maintenance, janitorial costs, utilities and screen advertising commissions, are variable in nature and were impacted by the significant increase in attendance for 2023 as well as inflationary impacts. These expenses, as reported, were also impacted by exchange rate fluctuations in each of the countries in which we operate.

General and Administrative Expense. General and administrative expense for Holdings increased to $198.8 million for 2023 compared with $177.6 million for 2022. General and administrative expense attributable to CUSA increased to $195.5 million for 2023 compared with $174.6 million for 2022. The increase for both Holdings and CUSA is primarily due to higher corporate headcount, higher incentive and share-based compensation, wages and benefits inflation, higher property and liability insurance, and a continued shift to cloud-based software, partially offset by lower professional fees.

Depreciation and Amortization. Depreciation and amortization expense decreased to $209.5 million for 2023 from $238.2 million for 2022 primarily due to the impairment of theatre assets during 2022 and 2023.

Impairment of Long-Lived Assets. We recorded asset impairment charges of $16.6 million during 2023. Long-lived asset impairment charges of approximately $15.9 million were recorded in 2023, related to certain theatres that are not showing sufficient recovery since reopening after the temporary COVID-19 related closures when compared with the rest of our theatre circuit. In addition, we recorded an impairment of $0.7 million on our investment in NCMI in the first quarter of 2023 as NCMI’s stock price was below the Company’s carrying value of NCM per common unit and due to the prolonged recovery of NCM’s business from the COVID-19 pandemic. We recorded asset impairment charges of $174.1 million during 2022. Long-lived asset impairment charges of $60.9 were recorded in 2022 primarily due to the prolonged recovery of certain theatres from the COVID-19 pandemic, and an impairment of $113.2 million was recorded for our investment in NCM as NCMI’s stock price was significantly below the Company’s carrying value of NCM per common unit and due to the prolonged recovery of NCM’s business from the COVID-19 pandemic. See Notes 9 and 12 to the consolidated financial statements.

Restructuring costs. The credit of $(0.5) million to restructuring costs during 2022 was primarily due to adjustments based on final facility lease payments for certain closed theatres as compared with recorded amounts.

Gain on Disposal of Assets and Other. A gain on disposal of assets and other of $7.7 million was recorded during 2023 compared with a gain of $6.8 million during 2022. Activity for 2023 was primarily related to the sale of our Ecuador subsidiary in September 2023, sale of excess real property, and the write-off of operating lease obligations for theatres that were closed during 2023. Activity for 2022 was primarily related to the sale of excess land parcels. See Note 8 to the consolidated financial statements for further discussion of the sale of our Ecuador subsidiary.

Interest Expense. Interest expense for Holdings, which includes amortization of debt issuance costs and original issue discount and amortization of accumulated losses for swap amendments, decreased to $150.4 million during 2023 compared with $155.3 million for 2022. The interest expense attributable to CUSA, which includes amortization of debt issue costs and original issue discount and amortization of accumulated losses for swap amendments, was $126.3 million during 2023 compared with $131.2 million for 2022. The decrease in interest expense is primarily related to the redemption of $100.0 million in principal amount of the 8.75% Secured Notes during 2023. See further discussion at Liquidity and Capital Resources - Financing Activities below.

Interest Income. Interest income for Holdings was $55.0 million during 2023 compared with $20.4 million for 2022. The interest income attributable to CUSA was $43.2 million during 2023 compared with $16.5 million for 2022. The increase in interest income was primarily due to the impact of higher interest rates earned on higher average cash and cash equivalents balances in 2023.

Loss on Debt Extinguishment and Refinancing. We recorded a loss on extinguishment and refinancing of debt of $10.7 million during 2023 related to the amendment of our Credit Agreement and the partial redemption of the 8.75% Secured Notes, including the write-off of unamortized debt issuance costs and legal and other fees paid. See further discussion at Liquidity and Capital Resources - Financing Activities below.

Foreign Currency Exchange and Other Related Loss. We recorded a foreign currency exchange and other related loss of $28.8 million during 2023 and $11.5 million during 2022. Activity for 2023 includes a $12.4 million loss on Blue Chip Swap transactions. Excluding the loss on Blue Chip Swap transactions, the foreign currency exchange loss is primarily related to currency exchange fluctuations from original transaction dates until cash settlement, See Notes 1 and 16 to the consolidated financial statements for discussion of foreign currency translation and Blue Chip Swap transactions.

Cash Distributions from DCIP. We recorded cash distributions from DCIP of $3.7 million during 2022. These distributions were in excess of the carrying value of our investment in DCIP. DCIP ceased operations in 2022.

Equity in Income (Loss) of Affiliates. Equity in income of affiliates of $3.6 million was recorded during 2023 compared with a loss of $9.3 million during 2022. The equity in income of affiliates for 2023 is due to the ongoing recovery of our equity investees' performance from the effects of the COVID-19 pandemic on the motion picture exhibition industry. See Notes 9 and 10 to the consolidated financial statements for information about our equity investments.

Unrealized Gain on Investment in NCMI. We recorded an unrealized gain on our investment in NCMI of $12.4 million during 2023 related to the mark-to-market adjustment of our investment in NCMI under the fair value basis of accounting. See Note 9 to the consolidated financial statements for information about our investment in NCMI.

Income Taxes - Holdings. An income tax expense of $29.9 million was recorded for 2023 compared with an income tax expense of $3.0 million for 2022. The effective tax rate was approximately 13.5% for 2023 compared with

(1.1)% for 2022. The effective tax rate for 2023 was favorably impacted by the use of certain foreign tax credits for which valuation allowances had been established in prior periods as well as the release of valuation allowances previously recorded against the net deferred tax assets in certain foreign jurisdictions. The effective tax rate for 2022 was impacted by the establishment of valuation allowances related to certain deferred tax assets. We have recorded an income tax receivable of $56.7 million at December 31, 2023 and have paid cash taxes of $22.3 million during the year ended December 31, 2023. See Note 20 to the consolidated financial statements for further discussion of income taxes.

Income Taxes - CUSA. An income tax expense of $28.4 million was recorded for 2023 compared with an income tax benefit of $(13.1) million for 2022. The effective tax rate was approximately 12.0% for 2023 compared with 5.4% for 2022. The effective tax rate for 2023 was favorably impacted by the use of certain foreign tax credits for which valuation allowances had been established in prior periods as well as the release of valuation allowances previously recorded against the net deferred tax assets in certain foreign jurisdictions. The effective tax rate for 2022 was impacted by the establishment of valuation allowances related to certain deferred tax assets. We have recorded an income tax receivable of $56.1 million at December 31, 2023 and have paid cash taxes of $22.3 million during the year ended December 31, 2023. See Note 20 to the consolidated financial statements for further discussion of income taxes.

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

Cash provided by operating activities was $444.3 million for Holdings and $454.8 million for CUSA for the year ended December 31, 2023 compared with $136.0 million for Holdings and $153.4 million for CUSA for the year ended December 31, 2022. The increase in cash provided by operating activities was primarily driven by the timing and level of revenue earned during 2023 and the timing of payments to vendors for expenses during 2022 and 2023.

Investing Activities

Investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings, remodels and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $131.8 million and $96.3 million for the years ended December 31, 2023 and 2022, respectively. The increase in cash used for investing activities was primarily due to higher capital expenditures in 2023, partially offset by proceeds from the sale of the Company’s Ecuador subsidiary in September 2023. The increase in capital expenditures in 2023 was due to the continued recovery of our business from the effects of the COVID-19 pandemic and execution of our capital allocation strategy.

Below is a summary of capital expenditures, disaggregated by new and existing theatres, for the periods indicated (in millions):

	Year Ended December 31,
	2022	2023
New theatres	$33.1	$9.1
Existing theatres	77.6	140.4
Total capital expenditures	$110.7	$149.5

We operated 501 theatres with 5,719 screens worldwide as of December 31, 2023. Theatres and screens opened and closed during the year ended December 31, 2023 were as follows:

	December 31, 2022	Built	Closed	December 31, 2023
U.S. (42 states)
Theatres	318	—	(9)	309
Screens	4,399	—	(75)	4,324

International (13 countries)
Theatres (1)	200	1	(9)	192
Screens (1)	1,448	4	(57)	1,395

Worldwide
Theatres	518	1	(18)	501
Screens	5,847	4	(132)	5,719
(1)
International theatres and screens closed includes eight theatres and 51 screens related to the sale of the Company’s Ecuador subsidiary and the closure of our one theatre and six screens in Curacao. See Note 8 to the Company’s consolidated financial statements.

As of December 31, 2023, the following signed commitments were outstanding:

	Theatres (1)	Screens (1)	Estimated Cost (2)
Expected to open during 2024
U.S.	1	7	$18.5
International	2	10	2.7
Total during 2024	3	17	$21.2

Expected to open subsequent to 2024
U.S.	2	26	$11.4
International	—	—	—
Total subsequent to 2024	2	26	$11.4

Total commitments at December 31, 2023	5	43	$32.6
(1)
Based on the expected theatre opening date.
(2)
We expect approximately $21.2 million and $11.4 million to be paid during 2024 and 2025, respectively. The timing of payments is subject to change as a result of construction timing or other delays.

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

Financing Activities

Cash used for financing activities was $125.4 million and $52.2 million for the years ended December 31, 2023 and 2022, respectively. The increase in cash used for financing activities was primarily due to the partial redemption of the 8.75% secured notes, partially offset by the net proceeds from the refinancing of the Credit Agreement during the year ended December 31, 2023.

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

Long-term debt for Holdings and CUSA consisted of the following as of December 31, 2022 and 2023 (in millions):

	December 31,
	2022	2023
Cinemark Holdings, Inc. 4.50% convertible senior notes due 2025	$460.0	$460.0
Cinemark USA, Inc. term loan due 2030 (see Senior Secured Credit Facility below)	626.5	645.1
Cinemark USA, Inc. 8.75% senior secured notes due 2025	250.0	150.0
Cinemark USA, Inc. 5.875% senior notes due 2026	405.0	405.0
Cinemark USA, Inc. 5.25% senior notes due 2028	765.0	765.0
Other	10.1	7.0
Total long-term debt carrying value (1)	$2,516.6	$2,432.1
Less: Current portion	10.7	7.8
Less: Debt issuance costs and original issue discount, net of accumulated amortization (1)	31.9	33.0
Long-term debt, less current portion, net of unamortized debt issuance costs and original issue discount (1)	$2,474.0	$2,391.3
(1)
The only differences between the long-term debt for Holdings, as presented above, and the long-term debt for CUSA are the $460.0 million 4.50% Convertible Senior Notes due 2025 and the related debt issuance costs. The following table sets forth, as of the periods indicated, the total long-term debt, current portion of long-term debt and debt issuance costs, net of amortization for CUSA:

	December 31,
	2022	2023
Total long-term debt carrying value	$2,056.6	$1,972.1
Less: Current portion	10.7	7.8
Less: Debt issuance costs and original issue discount, net of accumulated amortization	22.9	27.5
Long-term debt, less current portion, net of unamortized debt issuance costs and original issue discount	$2,023.0	$1,936.8

As of December 31, 2023, we had $125.0 million in available borrowing capacity on our revolving line of credit.

As of December 31, 2023, Holdings’ long-term debt obligations, scheduled interest payments on long-term debt, future minimum lease obligations under non-cancelable operating and finance leases, scheduled interest payments under finance leases and other obligations for each period indicated are summarized as follows:

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations (1)	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt (2)	$2,432.1	$7.8	$1,030.4	$780.4	$613.5
Scheduled interest payments on long-term debt (3)	539.0	144.1	220.4	152.6	21.9
Operating lease obligations (4)	1,280.0	267.2	437.0	280.4	295.4
Finance lease obligations (4)	105.0	18.0	28.4	23.5	35.1
Purchase and other commitments (5)	72.9	60.1	12.4	0.3	0.1
Liability for uncertain tax positions (6)	—	—	—	—	—
Total obligations	$4,429.0	$497.2	$1,728.6	$1,237.2	$966.0
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

	Payments Due by Period
	(in millions)
Contractual Obligations	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	After 5 Years
Long-term debt (2)	$1,972.1	$7.8	$570.4	$780.4	$613.5
Scheduled interest payments on long-term debt (3)	504.5	123.4	206.6	152.6	21.9
Liability for uncertain tax positions (6)	—	—	—	—	—
Total obligations	$2,476.6	$131.2	$777.0	$933.0	$635.4
(2)
Amounts are presented before adjusting for unamortized debt issuance costs and original issue discount.
(3)
Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates in effect on December 31, 2023.
(4)
Amounts include both scheduled principal and interest payments on leases commenced prior to December 31, 2023. Amounts do not include approximately $44.8 million of payments under signed lease agreements which have not commenced and the timing of which cannot be reasonably estimated. See Note 4 to the consolidated financial statements for discussion of lease obligations.
(5)
Includes estimated capital expenditures associated with the construction of new theatres and other capital expenditures to which we were committed as of December 31, 2023, obligations under employment agreements, which are our only contractual human capital costs, and contractual purchase commitments.
(6)
The long-term portions of Holdings’ and CUSA’s liability for uncertain tax positions of $48.0 million is not included above because we cannot make a reliable estimate of the timing of the related cash payments. There were no amounts recorded for short-term uncertain tax positions on the consolidated balance sheets of either Holdings or CUSA as of December 31, 2023.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

4.50% Convertible Senior Notes

On August 21, 2020, Holdings issued $460.0 million of 4.50% convertible senior notes (the "4.50% Convertible Senior Notes"). The 4.50% Convertible Senior Notes will mature on August 15, 2025, unless earlier repurchased or converted. Interest on the notes is payable on February 15 and August 15 of each year, beginning on February 15, 2021.

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

CUSA used the $632.7 million net proceeds of the borrowings under the Credit Agreement to fund the $628.3 million repayment of the term loan outstanding under the Credit Agreement prior to the amendment and restatement and accrued interest thereon, and for other general corporate purposes. As of December 31, 2023, there was $645.1 outstanding under the term loan and no borrowings were outstanding under the $125.0 million revolving line of credit.

Under the Credit Agreement, quarterly principal payments of $1.6 million are due on the term loan through December 31, 2030, with a final principal payment of the remaining unpaid principal due on May 24, 2030.

The amended term loan was issued net of an original issue discount of $9.8 million. CUSA also incurred a total of approximately $10.1 million in debt issuance costs in connection with the amendment, which are reflected in the consolidated financial statements as follows: (i) $7.5 million in debt issuance costs were capitalized and are reflected as a reduction of “Long-term debt, less current portion” on the Company’s consolidated balance sheet; and (ii) $2.1 million of fees paid to lenders and $0.5 million of legal and other fees are included in “Loss on debt extinguishment and refinancing” in the Company’s consolidated statement of income for the year ended December 31, 2023. As a result of the amendment, CUSA also wrote-off $4.7 million of unamortized debt issuance costs associated with exiting lenders of the refinanced Credit Agreement.

Interest on the term loan accrues, at CUSA's option, at either (i) a rate determined by reference to the secured overnight financing rate ("SOFR") as published by CME Group Benchmark Administration Limited and identified by Barclay's Bank PLC (the Administrative Agent) as the forward-looking term rate based on SOFR for a period of 1, 3, or 6 months (depending upon the Interest Period (as defined in the Credit Agreement) chosen by CUSA) (the "Term SOFR Rate"), subject to a floor of 0.50% per annum, plus an applicable margin of 3.75% per annum, or (ii) for any day, a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Reserve Bank of New York Rate in effect on such day, plus 1/2 of 1.00% and (c) the Term SOFR Rate for a one month Interest Period, as published two U.S. Government Securities Business Days prior to such day (or if such day is not a U.S. Government Securities Business Day, the immediately preceding U.S. Government Securities Business Day), plus 1.00% (this clause (ii), the "Alternate Base Rate"), subject in the case of this clause (ii) to a floor of 1.50% per annum, plus, in the case of this clause (ii), an applicable margin of 2.75%. The average interest rate on outstanding term loan borrowings under the Credit Agreement as of December 31, 2023 was approximately 7.1% per annum, after giving effect to the interest rate swap agreements discussed below.

Interest on revolving credit loans accrues, at CUSA's option, at either (i) the Term SOFR Rate plus an applicable margin that ranges from 3.00% to 3.50% per annum, or (ii) the Alternate Base Rate, subject, in the case of this clause (ii) to a floor of 1.00% per annum, plus, in the case of this clause (ii), an applicable margin that ranges from 2.00% to 2.50%. The applicable margin with respect to revolving credit loans is a function of the Consolidated Net Senior Secured Leverage Ratio as defined in the Credit Agreement. As of December 31, 2023, the applicable margin was 3.25%, however, there were no borrowings outstanding under the revolving line of credit. In addition, CUSA is required to pay a commitment fee on the revolving line of credit that accrues at a rate ranging from 0.20% to 0.375% per annum of the daily unused portion of the revolving line of credit. The commitment fee rate is a function of the Consolidated Net Senior Secured Leverage Ratio and was 0.25% at December 31, 2023.

CUSA’s obligations under the Credit Agreement are guaranteed by Holdings and certain subsidiaries of Holdings other than CUSA (the “Other Guarantors”) and are secured by security interests in substantially all of CUSA’s, Holdings’ and the Other Guarantors’ personal property.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on the ability of Holdings, CUSA and their subsidiaries to: merge, consolidate, liquidate, or dissolve; sell, transfer or otherwise dispose of assets; create, incur or permit to exist certain indebtedness and liens; pay dividends, repurchase stock and make other Restricted Payments (as defined in the Credit Agreement); prepay certain indebtedness; make investments; enter into transactions with affiliates; and change the nature of their business. At any time that CUSA has revolving credit loans outstanding, it is not permitted to allow the Consolidated Net Senior Secured Leverage Ratio to exceed 3.5 to 1.0 for any period of four consecutive fiscal quarters ending on the last day of any fiscal quarter. As of December 31, 2023, there were no revolving credit loans outstanding under the revolving line of credit, and CUSA’s Consolidated Net Senior Secured Leverage Ratio was 0.3 to 1.0.

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

The Restricted Payments covenant, as defined in the Credit Agreement generally does not limit the ability of Holdings and its subsidiaries to pay dividends and make other Restricted Payments if the Consolidated Net Total Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 2.75 to 1.00. If the Consolidated Net Total Leverage Ratio is greater than 2.75 to 1.00, but not greater than 5.00 to 1.00, Restricted Payments generally may be made in an aggregate amount not to exceed the Available Amount (as defined in the Credit Agreement), which is a function of CUSA’s Consolidated EBITDA minus 1.75 times its Consolidated Interest Expense (as such terms are defined in the Credit Agreement) and certain other factors as specified in the Credit Agreement. As of December 31, 2023, the Consolidated Net Total Leverage Ratio was 2.13 to 1.00 and the Available Amount was $599.1 million. In addition, the Credit Agreement contains other baskets that allow certain Restricted Payments in excess of the Applicable Amount.

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

CUSA may redeem the 5.875% Senior Notes in whole or in part at redemption prices set forth in the indenture. Prior to March 15, 2024, CUSA may redeem the 5.875% Senior Notes in whole or in part at 102.938% of the principal amount plus accrued interest on the 5.875% Senior Notes to the date of redemption. On or after March 15, 2024, CUSA may redeem the 5.875% Senior Notes in whole or in part at 101.469% of the principal amount plus accrued and unpaid interest on the 5.875% Senior Notes to the date of redemption. On or after March 15, 2025, CUSA may redeem the 5.875% Senior Notes in whole or in part at 100% of the principal amount plus accrued and unpaid interest on the 5.875% Senior Notes to the date of redemption.

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

8.75% Secured Notes

On April 20, 2020, CUSA issued $250.0 million aggregate principal amount of 8.75% senior secured notes due 2025, or the 8.75% Secured Notes. The 8.75% Secured Notes mature on May 1, 2025. Interest on the 8.75% Secured Notes is payable on May 1 and November 1 of each year.

CUSA may redeem the 8.75% Secured Notes in whole or in part at redemption prices specified in the indenture. Prior to May 1, 2024, CUSA, Inc. may redeem all or any part of the 8.75% Senior Notes at its option at 102.188% of the principal amount plus accrued and unpaid interest on the 8.75% Senior Notes to the date of redemption. On or after May 1, 2024, CUSA may redeem the 8.75% Senior Notes in whole or in part at 100% of the principal amount plus accrued and unpaid interest on the 8.75% Senior Notes to the date of redemption.

On May 1, 2023, CUSA redeemed $100.0 million in principal amount of the 8.75% Secured Notes plus accrued interest thereon for $106.6 million in cash. Following the redemption, $150.0 million in aggregate principal amount of the 8.75% Secured Notes remains outstanding. As a result of the redemption, CUSA recognized a loss on extinguishment of debt totaling $3.4 million, which includes a $2.2 million premium paid on the redemption of bonds and a $1.2 million write-off of unamortized debt issuance costs, and is reflected in “Loss on debt extinguishment and refinancing” in the Company’s consolidated statement of income for the year ended December 31, 2023.

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

Additional Borrowings of International Subsidiaries

During the years ended December 31, 2020 and 2021, certain of CUSA’s international subsidiaries borrowed an aggregate of $35.8 million under various local bank loans. The bank loans outstanding as of December 31, 2022 and 2023 totaled $10.1 million and $7.0 million, respectively. The remaining bank loan outstanding at December 31,

2023 mature in January 2029. The current interest rate on the remaining bank loan outstanding at December 31, 2023 is 4.0%.

Covenant Compliance

The indentures governing the 5.875% Senior Notes, the 5.25% Senior Notes and the 8.75% Secured Notes ("the indentures") contain covenants that limit, among other things, the ability of CUSA and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2023, CUSA could have distributed up to approximately $3,556.8 billion to its parent company and sole stockholder, Holdings, under the terms of the indentures, subject to its available cash and other borrowing restrictions outlined in the indentures. Upon a change of control, as defined in the indentures, CUSA would be required to make an offer to repurchase the 5.875% Senior Notes, the 5.25% Senior Notes and the 8.75% Secured Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indentures allow CUSA to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2023 was 5.5 to 1.

See discussion of dividend restrictions and the consolidated net senior secured leverage ratio under the Credit Agreement at Senior Secured Credit Facility above.

As of December 31, 2023, we believe we were in full compliance with all agreements, including related covenants, governing our outstanding debt.

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

Seasonality

Our revenues have historically been seasonal, coinciding with the timing of releases of motion pictures by the major distributors. The most successful motion pictures have historically been released during summer months in the U.S., extending from May to July, and during the holiday season, extending from November through year-end. In our Latin American markets, while Hollywood content has similar release dates as in the U.S., the local holidays and seasons vary. The unexpected emergence of a hit film during other periods or the failure of an expected success at a key time could alter this seasonality trend. The timing, quantity and quality of film releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or for the same period in the following year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The Company currently has variable rate debt. An increase or decrease in interest rates would affect its interest expense relating to this variable rate debt. At December 31, 2023, we had an aggregate of $202.1 million of variable rate debt outstanding, after giving effect to the interest rate swap agreements discussed below. Based on the interest rates in effect on the variable rate debt outstanding at December 31, 2023, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $2.0 million.

The tables below provide information about Holdings’ fixed rate and variable rate long-term debt agreements as of December 31, 2023, which includes fixed rate and variable rate long-term debt of CUSA which is guaranteed by Holdings.

Holdings Debt

	Expected Maturity for the Years Ending December 31,								Average
	(in millions)								Interest
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value	Rate
Fixed rate	$—	$610.0	$405.0	$—	$765.0	$450.0	$2,230.0	$2,258.2	5.7%
Variable rate	7.8	7.7	7.7	7.7	7.7	163.5	202.1	202.1	8.9%
Total debt (1)	$7.8	$617.7	$412.7	$7.7	$772.7	$613.5	$2,432.1	$2,460.3
(1)
Amounts are presented before adjusting for debt issuance costs and debt discounts.

CUSA Debt

	Expected Maturity for the Years Ending December 31,								Average
	(in millions)								Interest
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value	Rate
Fixed rate	$—	$150.0	$405.0	$—	$765.0	$450.0	$1,770.0	$1,701.7	6.0%
Variable rate	7.8	7.7	7.7	7.7	7.7	163.5	202.1	202.1	8.9%
Total debt (1)	$7.8	$157.7	$412.7	$7.7	$772.7	$613.5	$1,972.1	$1,903.8
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

Below is a summary of our interest rate swap agreements as of December 31, 2023:

Notional
Amount	Pay Rate	Receive Rate	Expiration Date
$ 137.5 million	2.15%	1-Month Term SOFR	December 31, 2024
$ 137.5 million	2.08%	1-Month Term SOFR	December 31, 2024
$ 175.0 million	3.20%	1-Month Term SOFR	December 31, 2026
$ 450.0 million

Foreign Currency Exchange Rate Risk

We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and interior finish items and other operating supplies used by our international subsidiaries. A majority of the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for the subsidiary, which could impact future results of operations as reported. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our equity ownership in our international subsidiaries as of December 31, 2023, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed, would decrease the aggregate net book value of our investments in our international subsidiaries by approximately $67.0 million and would decrease the aggregate net income of our international subsidiaries for the year ended December 31, 2023 by $10.3 million, respectively.

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

During 2019, the Argentine government instituted exchange controls restricting the ability of entities and individuals to exchange Argentine pesos for foreign currencies and to remit foreign currency out of Argentina. As a result of these currency exchange controls, markets in Argentina developed a legal trading mechanism known as the Blue Chip Swap that allows entities to transfer U.S. dollars out of and into Argentina. In a Blue Chip Swap transaction, an entity buys U.S. dollar denominated securities in Argentina using Argentine pesos, and subsequently sells the securities for U.S. dollars, in Argentina, to access U.S. dollars locally, or outside Argentina, by transferring the securities abroad, prior to being sold (the latter commonly known as Blue Chip Swap Rate). The Blue Chip Swap rate is the implicit exchange rate resulting from the Blue Chip Swap transaction. The Blue Chip Swap rate can diverge significantly from Argentina’s official exchange rate. During the year ended December 31, 2023, the Company entered into Blue Chip Swap transactions that resulted in a loss of approximately $12.4 million.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data for Holdings and CUSA are listed on the Index on page F-1 of this Form 10-K. Such financial statements and supplementary data are included herein beginning on page F-6.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2023, under the supervision and with the participation of Holdings’ and CUSA’s principal executive officer and principal financial officer, Holdings and CUSA each carried out an evaluation required by the Exchange Act of the effectiveness of the design and operation of their respective disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, Holdings’ and CUSA’s principal executive officer and principal financial officer concluded that, as of December 31, 2023, each of Holdings’ and CUSA’s respective disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by each of Holdings and CUSA in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to Holdings’ and CUSA’s management, including Holdings’ and CUSA’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in Holdings’ and CUSA’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, Holdings’ and CUSA’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Holdings’ and CUSA’s internal control framework and processes are designed to provide reasonable assurance to management and their respective board of directors regarding the reliability of financial reporting and the preparation of the Holdings’ and CUSA’s consolidated financial statements in accordance with the accounting principles generally accepted in the U.S. Management has assessed the effectiveness of Holdings’ and CUSA’s internal control over financial reporting as of December 31, 2023 based on criteria set forth by the Committee of Sponsoring Organizations of the Commission, or COSO, in Internal Control—Integrated Framework (2013). As a result of this assessment, management concluded that, as of December 31, 2023, Holdings’ and CUSA’s internal control over financial reporting was effective.

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

Item 9B. Other Information

During the quarter ended December 31, 2023, none of the directors or officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in the Exchange Act).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Cinemark Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cinemark Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013)issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 16, 2024, expressed an unqualified opinion on those financial statements.

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
February 16, 2024

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference to Holdings’ proxy statement for its annual stockholders meeting to be held on May 15, 2024 and to be filed with the SEC within 120 days after December 31, 2023.

Item 11. Executive Compensation

Incorporated by reference to Holdings’ proxy statement for its annual stockholders meeting to be held on May 15, 2024 and to be filed with the SEC within 120 days after December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to Holdings’ proxy statement for its annual stockholders meeting to be held on May 15, 2024 and to be filed with the SEC within 120 days after December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to Holdings’ proxy statement for its annual stockholders meeting to be held on May 15, 2024 and to be filed with the SEC within 120 days after December 31, 2023.

Item 14. Principal Accounting Fees and Services

Incorporated by reference to Holdings’ proxy statement for its annual stockholders meeting to be held on May 15, 2024 and to be filed with the SEC within 120 days after December 31, 2023.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Documents Filed as Part of this Report

1.
The financial statement schedules and related data listed in the accompanying Index beginning on page F-1 are filed as part of this report.
2.
The exhibits listed in the accompanying Index beginning on page 48 are filed as a part of this report.

(b) Exhibits

See the accompanying Index beginning on page 48.

(c) Financial Statement Schedules

Schedule I – Condensed Financial Information of Cinemark Holdings, Inc. beginning on page S-1.

Supplemental Schedules Specified by the Senior Notes Indentures

As required by the indentures governing CUSA’s 5.25% Senior Notes, 5.875% Senior Notes and 8.75% Secured Notes, collectively “the senior notes”, CUSA has included in this filing, financial information for its subsidiaries that have been designated as unrestricted subsidiaries as defined by the indentures. As required by these indentures, CUSA has included a condensed consolidating balance sheet and condensed consolidating statements of income, comprehensive income and cash flows for CUSA. These supplementary schedules, beginning on page S-6 separately identify CUSA’s restricted subsidiaries and unrestricted subsidiaries as required by the indentures.

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

3.2	Holdings

Second Amended and Restated Bylaws of Cinemark Holdings, Inc. dated March 27, 2023 (incorporated by reference to Exhibit 3.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed March 27, 2023).

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

Specimen stock certificate of Cinemark Holdings, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 9, 2007).

4.3	Holdings

Director Nomination Agreement, effective as of April 27, 2007, by and among Cinemark Holdings, Inc. and certain stockholders (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc’s Current Report on Form 8-K, File No. 001-33401, filed May 3, 2007).

4.4(a)	Holdings CUSA

Indenture, dated as of December 18, 2012, between Cinemark USA, Inc. and Wells Fargo Bank, N.A. governing the 5.125% senior notes issued thereunder (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed December 20, 2012).

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

4.6(a)	Holdings CUSA

Indenture, dated as of April 20, 2020, among Cinemark USA, Inc., the Guarantors named therein and Wells Fargo Bank, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401 filed April 20, 2020).

4.6(b)	Holdings CUSA

Form of 8.750% senior secured notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.6(a) above) (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on April 20, 2020).

4.7(a)	Holdings

Indenture, dated as of August 21, 2020, between Cinemark Holdings, Inc. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401 filed August 24, 2020)

4.7(b)	Holdings

Form of 4.500% convertible senior notes of Cinemark Holdings, Inc. (contained in the Indenture listed as Exhibit 4.7(a) above) (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on August 24, 2020).

4.8(a)	Holdings CUSA

Indenture, dated as of March 16, 2021, among Cinemark USA, Inc., the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on March 16, 2021).

4.8(b)	Holdings CUSA

Form of 5.875% senior notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.8(a) above) (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on March 16, 2021).

4.9(a)	Holdings CUSA

Indenture, dated as of June 15, 2021, among Cinemark USA, Inc., the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401. filed on June 15, 2021).

4.9(b)	Holdings CUSA

Form of 5.25% Senior Notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.9(a) above).
(incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on June 15, 2021).

10.1(a)	Holdings CUSA

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

Second Amended and Restated Credit Agreement, dated as of May 26, 2023, by and among Cinemark Holdings, Inc., Cinemark USA, Inc., the lenders from time to time parties thereto, the other agents and arrangers named therein and Barclay’s Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s and Cinemark USA, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed May 26, 2023).

10.3(l)	Holdings CUSA

Guarantee and Collateral Agreement, dated as of October 5, 2006, among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc. and each subsidiary guarantor party thereto (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K, File No. 033-47040, filed by Cinemark USA, Inc. October 12, 2006).

10.3(m)	Holdings CUSA

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

Termination Agreement, dated as of May 25, 2022, between Cinemark Holdings, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.2 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed May 25, 2022).

+10.5(a)	Holdings

Amended and Restated Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan, dated November 19, 2020 (incorporated by reference to Exhibit 10.2 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No.001-33401, filed November 20, 2020).

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

Form of Restricted Stock Award Agreement pursuant to the Amended and Rested Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6(b) to Cinemark Holdings, Inc’s Annual Report on Form 10-K, File No. 001-33401 filed February 26, 2021).

+10.6(b)	Holdings

Form of Restricted Stock Award Agreement pursuant to the Amended and Restated Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (officer) (incorporated by reference to Exhibit 10.6(c) to Cinemark Holdings, Inc’s Annual Report on Form 10-K, File No. 001-33401 filed February 26, 2021).

+10.6(c)	Holdings

Form of Restricted Stock Unit Award Certificate pursuant to the Amended and Restated Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6(d) to Cinemark Holdings, Inc’s Annual Report on Form 10-K, File No. 001-33401 filed February 26, 2021).

+10.6(d)	Holdings

Form of Restricted Stock Unit Award Certificate pursuant to the Amended and Restated Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (officer) (incorporated by reference to Exhibit 10.6(e) to Cinemark Holdings, Inc’s Annual Report on Form 10-K, File No. 001-33401 filed February 26, 2021).

+10.6(e)	Holdings

Form of Performance Stock Award Agreement pursuant to the Amended and Restated Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6(f) to Cinemark Holdings, Inc’s Annual Report on Form 10-K, File No. 001-33401 filed February 26, 2021).

+10.6(f)	Holdings

Form of Performance Stock Award Agreement pursuant to the Amended and Restated Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (officer) (incorporated by reference to Exhibit 10.6(g) to Cinemark Holdings, Inc’s Annual Report on Form 10-K, File No. 001-33401 filed February 26, 2021).

+10.6(g)	Holdings

Form of Performance Stock Unit Award Certificate pursuant to Amended and Restated the Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6(h) to Cinemark Holdings, Inc’s Annual Report on Form 10-K, File No. 001-33401 filed February 26, 2021)..

+10.6(h)	Holdings

Form of Performance Stock Unit Award Certificate pursuant to the Amended and Restated Cinemark Holdings, Inc. 2017 Omnibus Incentive Plan (officer) (incorporated by reference to Exhibit 10.6(i) to Cinemark Holdings, Inc’s Annual Report on Form 10-K, File No. 001-33401 filed February 26, 2021).

+10.6(i)	Holdings CUSA	Cinemark Holdings, Inc. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed February 13, 2024).
10.7(a)	Holdings CUSA

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

Sixth Amendment, dated as of March 31, 2020, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.3 of Cinemark Holdings, Inc.’s. Quarterly Report on Form 10-Q, File No. 001-33401, filed June 3, 2020).

10.9(h)	Holdings CUSA

Seventh Amendment, dated as of July 9, 2021, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.9(h) of Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 24, 2023).

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

Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 14, Folsom, CA. (incorporated by reference to Exhibit 10.10(c) of Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

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

Eighth Amendment, dated as of December 20, 2021, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 14, Folsom, CA.(incorporated by reference to Exhibit 10.11 of Cinemark Holdings, Inc,’s Annual Report on Form 10-K, File No. 001-33401, filed February 25, 2022).

*10.10(j)	Holdings CUSA

Ninth Amendment, dated as of June 15, 2023, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 14, Folsom, CA.

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

10.11(i)	Holdings CUSA	Eighth Amendment to Indenture of Lease, dated as of June 15, 2023 by and between Syufy Enterprises, L.P. as landlord and Century Theatres, Inc., as tenant, for Cinedome 12, Henderson, NV.
10.12(a)	Holdings CUSA

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

Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century Cinema 16, Mountain View, CA. (incorporated by reference to Exhibit 10.10(d) of Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

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

Sixth Amendment, dated as of March 31, 2020, to Indenture of Lease dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.1 of Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed June 3, 2020).

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

Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA. (incorporated by reference to Exhibit 10.10(j) of Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.14(e)	Holdings CUSA

Fourth Amendment, dated as of January 29, 2018, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle, LLC, as landlord and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.14(e) to Cinemark Holdings Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 24, 2023).

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

Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of October 1, 1996, by and between Stadium Promenade LLC, as landlord and Century Theatres, Inc., as tenant, for Century Stadium 25, Orange, CA. (incorporated by reference to Exhibit 10.10(h) of Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

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

(incorporated by reference to Exhibit 10.10(g) of Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).
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

Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc., as tenant, for Northridge 14, Salinas, CA. (incorporated by reference to Exhibit 10.10(m) of Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

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

Sixth Amendment, dated as of January 29, 2018, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.11 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed January 29, 2018).

10.19(h)	Holdings CUSA

Seventh Amendment, dated as of March 31, 2020, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.4 of Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed June 3, 2020).

10.19(i)	Holdings CUSA

Eight Amendment, dated as of July 9, 2021, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.19(i) to Cinemark Holdings Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 24, 2023).

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

10.27	Holdings	Form of Call Option Transaction Confirmation (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401 filed August 24, 2020).
10.28	Holdings	Form of Warrants Confirmation (incorporated by reference to Exhibit 10.2 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401 filed August 24, 2020).
*21.1	Holdings	Subsidiaries of Cinemark Holdings, Inc.
*21.2	CUSA	Subsidiaries of Cinemark USA, Inc.

*23.1	Holdings	Consent of Deloitte & Touche LLP.
*31.1	Holdings	Certification of Sean Gamble, Chief Executive Officer of Cinemark Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Holdings	Certification of Melissa Thomas, Chief Financial Officer of Cinemark Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.3	CUSA	Certification of Sean Gamble, Chief Executive Officer of Cinemark USA, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.4	CUSA	Certification of Melissa Thomas, Chief Financial Officer of Cinemark USA, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Holdings	Certification of Sean Gamble, Chief Executive Officer of Cinemark Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Holdings	Certification of Melissa Thomas, Chief Financial Officer of Cinemark Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
*32.3	CUSA	Certification of Sean Gamble, Chief Executive Officer of Cinemark USA, Inc., pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
*32.4	CUSA	Certification of Melissa Thomas, Chief Financial Officer of Cinemark USA, Inc., pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
*97.1	Holdings	Cinemark Holdings Inc.’s Clawback Policy dated as of November 16, 2023.
*101	Holdings CUSA

The following financial information from the combined Cinemark Holdings, Inc. and Cinemark USA, Inc. Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 16, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith:

  (i) Cinemark Holdings, Inc. Consolidated Balance Sheets

 (ii) Cinemark Holdings, Inc. Consolidated Statements of Income (Loss)

(iii) Cinemark Holdings, Inc. Consolidated Statements of Comprehensive Income (Loss)

(iv) Cinemark Holdings, Inc. Consolidated Statements of Equity

 (v) Cinemark Holdings, Inc. Consolidated Statements of Cash Flows

(vi) Cinemark USA, Inc. Consolidated Balance Sheets

(vii) Cinemark USA, Inc. Consolidated Statements of Income (Loss)

(viii) Cinemark USA, Inc. Consolidated Statements of Comprehensive Income (Loss)

(ix) Cinemark USA, Inc. Consolidated Statements of Equity

 (x) Cinemark USA, Inc. Consolidated Statements of Cash Flows

(xi) Notes to Consolidated Financial Statements of Cinemark Holdings, Inc.and Cinemark USA, Inc. tagged as detailed text

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

Dated: February 16, 2024	CINEMARK HOLDINGS, INC CINEMARK USA, INC (Registrants)

	BY:	/s/ Sean Gamble
Sean Gamble
Chief Executive Officer

BY:	/s/ Melissa Thomas
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

CINEMARK HOLDINGS, INC.
Name	Title	Date
/s/ Carlos M. Sepulveda	Chairman of the Board and Director	February 16, 2024
Carlos M. Sepulveda

/s/ Sean Gamble	Chief Executive Officer and Director	February 16, 2024
Sean Gamble	(principal executive officer)

/s/ Melissa Thomas	Chief Financial Officer	February 16, 2024
Melissa Thomas	(principal financial officer)

/s/ Caren Bedard	SVP — Global Controller and Treasury	February 16, 2024
Caren Bedard	(principal accounting officer)

/s/ Darcy Antonellis	Director	February 16, 2024
Darcy Antonellis

/s/ Benjamin D. Chereskin	Director	February 16, 2024
Benjamin D. Chereskin

/s/ Nancy Loewe	Director	February 16, 2024
Nancy Loewe

/s/ Kevin Mitchell	Director	February 16, 2024
Kevin Mitchell

/s/ Steven Rosenberg	Director	February 16, 2024
Steven Rosenberg

/s/ Enrique F. Senior	Director	February 16, 2024
Enrique F. Senior

/s/ Raymond W. Syufy	Director	February 16, 2024
Raymond W. Syufy

/s/ Nina Vaca	Director	February 16, 2024
Nina Vaca

/s/ Mark Zoradi	Director	February 16, 2024
Mark Zoradi

CINEMARK USA, INC.
Name	Title	Date
/s/ Sean Gamble	Chief Executive Officer and Director	February 16, 2024
Sean Gamble	(principal executive officer)

/s/ Melissa Thomas	Chief Financial Officer	February 16, 2024
Melissa Thomas	(principal financial officer)

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, Dallas, TX, PCAOB ID No. 34) - Cinemark Holdings, Inc. and subsidiaries	F-2

Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, Dallas, TX, PCAOB ID No. 34) - Cinemark USA, Inc. and subsidiaries	F-4

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets, December 31, 2022 and 2023	F-6

Consolidated Statements of Income (Loss) for the Years Ended December 31, 2021, 2022 and 2023	F-7

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2021, 2022 and 2023	F-8

Consolidated Statements of Equity for the Years Ended December 31, 2021, 2022 and 2023	F-9

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2022 and 2023	F-10

CINEMARK USA, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets, December 31, 2022 and 2023	F-11

Consolidated Statements of Income (Loss) for the Years Ended December 31, 2021, 2022 and 2023	F-12

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2021, 2022 and 2023	F-13

Consolidated Statements of Equity for the Years Ended December 31, 2021, 2022 and 2023	F-14

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2022 and 2023	F-15

Cinemark Holdings, Inc. and Cinemark USA, Inc. Notes to Consolidated Financial Statements	F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Cinemark Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cinemark Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2023, and 2022, the related consolidated statements of income (loss), comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Impairment of Domestic Theatre-Level Long-Lived Assets (valuation assertion)—Refer to Notes 1 and 12 to the financial statements

Critical Audit Matter Description

The impairment evaluation of domestic long-lived assets is an assessment that begins with the Company’s monitoring of indicators of impairment on an individual theatre basis, which the Company believes is the lowest level for which there are identifiable cash flows. The Company reviews the domestic long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. The Company performed the domestic long-lived asset impairment evaluations each quarter during the year ended December 31, 2023, including a full quantitative impairment assessment for the quarter ended December 31, 2023. When performing a quantitative impairment assessment, the Company estimates undiscounted cash flows at the theatre level from continuing use through the remainder of the theatre’s estimated useful life. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (the theatre) with its estimated fair value. The Company applies significant judgment in estimating the fair value of theatres, based on most recent theatre-level cash flows, projected theatre-level cash flows, and current industry trading multiples. When the estimated fair value is determined to be lower than the carrying value of the asset group, the asset group is written down to its estimated fair value.

We identified the valuation assertion related to the impairment of the domestic long-lived assets as a critical audit matter because of the significant judgment required by management to determine estimated undiscounted cash flows and market multiples used to derive fair values. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s judgements and estimates. In addition, the likelihood of exercising lease renewal options, could have a significant impact on the amount of any domestic long-lived asset impairment charge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s undiscounted cash flow analysis, including the likelihood of exercising lease renewal options, include the following, among others:

•
We tested the effectiveness of the Company’s controls over domestic long-lived asset impairment evaluation.
•
We tested the underlying source information and mathematical accuracy of the calculations.
•
We evaluated management’s ability to forecast future theatre-level cash flows by:
–
Evaluating management’s 2024 forecast of estimated future cash flows (“forecast”) assumptions including, but not limited to, the forecasted performance driven by expected film releases and projected box office results, market share, and expected theatre-level operating costs.
–
Comparing management’s projected domestic cash flow forecasts with:
▪
Historical cash flows and results.
▪
Historical forecasted cash flow.
▪
Assessment of likelihood of exercising lease renewal options through inspection of underlying lease agreements.
▪
Forecast information included in analyst reports, as well as industry outlook information.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the domestic market cash flow multiples by testing the source information and the mathematical accuracy of the calculations. We additionally developed a range of independent estimates compared to those assumptions used by management.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 16, 2024

We have served as the Company's auditor since 1988.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Cinemark USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cinemark USA, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Impairment of Domestic Theatre-level Long-Lived Assets (valuation assertion) – Refer to Notes 1 and 12 to the financial statements

Critical Audit Matter Description

The impairment evaluation of domestic long-lived assets is an assessment that begins with the Company’s monitoring of indicators of impairment on an individual theatre basis, which the Company believes is the lowest level for which there are identifiable cash flows. The Company reviews the domestic long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. The Company performed the domestic long-lived asset impairment evaluations each quarter during the year ended December 31, 2023, including a full quantitative impairment assessment for the quarter ended December 31, 2023. When performing a quantitative impairment assessment, the Company estimates undiscounted cash flows at the theatre level from continuing use through the remainder of the theatre’s estimated useful life. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (the theatre) with its estimated fair value. The Company applies significant judgment in estimating the fair value of theatres, based on most recent theatre-level cash flows, projected theatre-level cash flows, and current industry trading multiples. When the estimated fair value is determined to be lower than the carrying value of the asset group, the asset group is written down to its estimated fair value.

We identified the valuation assertion related to the impairment of the domestic long-lived assets as a critical audit matter because of the significant judgment required by management to determine estimated undiscounted cash flows and market multiples used to derive fair values. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s judgements and estimates. In addition, the likelihood of exercising lease renewal options, could have a significant impact on the amount of any domestic long-lived asset impairment charge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s undiscounted cash flow analysis, including the likelihood of exercising lease renewal options, include the following, among others:

•
We tested the effectiveness of the Company’s controls over domestic long-lived asset impairment evaluation.
•
We tested the underlying source information and mathematical accuracy of the calculations.
•
We evaluated management’s ability to forecast future theatre-level cash flows by:
–
Evaluating management’s 2024 forecast of estimated future cash flows (“forecast”) assumptions including, but not limited to, the forecasted performance driven by expected film releases and projected box office results, market share, and expected theatre-level operating costs.
–
Comparing management’s projected domestic cash flow forecasts with:
▪
Historical cash flows and results.
▪
Historical forecasted cash flow.
▪
Assessment of likelihood of exercising lease renewal options through inspection of underlying lease agreements.
▪
Forecast information included in analyst reports, as well as industry outlook information.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the domestic market cash flow multiples by testing the source information and the mathematical accuracy of the calculations. We additionally developed a range of independent estimates compared to those assumptions used by management.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 16, 2024

We have served as the Company's auditor since 1988.

PART IV - FINANCIAL INFORMATION

Item 15. Financial Statements

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	December 31,	December 31,
	2022	2023
Assets
Current assets
Cash and cash equivalents	$674.5	$849.1
Inventories	23.7	23.3
Accounts receivable	69.6	80.4
Current income tax receivable	45.1	56.7
Prepaid expenses and other	50.7	50.5
Total current assets	$863.6	$1,060.0
Theatre properties and equipment, net	1,232.1	1,161.7
Operating lease right-of-use assets, net	1,102.7	986.4
Other long-term assets
Goodwill	1,250.9	1,251.0
Intangible assets, net	304.6	302.8
Investment in NCMI/NCM	9.6	18.1
Investments in affiliates	22.6	23.6
Deferred charges and other assets, net	31.6	33.2
Total other long-term assets	1,619.3	1,628.7
Total assets	$4,817.7	$4,836.8
Liabilities and equity
Current liabilities
Current portion of long-term debt	$10.7	$7.8
Current portion of operating lease obligations	219.3	212.5
Current portion of finance lease obligations	14.4	14.0
Current income tax payable	3.2	4.2
Accounts payable	72.2	53.3
Accrued interest	39.1	36.0
Accrued film rentals	65.1	73.8
Accrued payroll	54.5	60.1
Accrued property taxes	29.6	29.4
Accrued other current liabilities (see Note 13)	200.4	239.2
Total current liabilities	708.5	730.3
Long-term liabilities
Long-term debt, less current portion	2,474.0	2,391.3
Operating lease obligations, less current portion	970.6	853.3
Finance lease obligations, less current portion	88.0	73.8
Long-term deferred tax liability	33.7	51.7
Long-term liability for uncertain tax positions	47.9	48.0
NCM screen advertising advances	338.2	328.4
Other long-term liabilities	37.3	41.2
Total long-term liabilities	3,989.7	3,787.7
Commitments and contingencies (see Note 21)
Equity
Cinemark Holdings, Inc.'s stockholders' equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 126,082,187 shares issued and 120,403,833 shares outstanding at December 31, 2022 and 127,598,774 shares issued and 121,596,206 shares outstanding at December 31, 2023	0.1	0.1
Additional paid-in-capital	1,219.3	1,244.3
Treasury stock, 5,678,354 and 6,002,568 shares, at cost, at December 31, 2022 and December 31, 2023, respectively	(95.4)	(98.3)
Accumulated deficit	(660.6)	(472.4)
Accumulated other comprehensive loss	(353.2)	(363.9)
Total Cinemark Holdings, Inc.'s stockholders' equity	110.2	309.8
Noncontrolling interests	9.3	9.0
Total equity	119.5	318.8
Total liabilities and equity	$4,817.7	$4,836.8

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in millions, except per share data)

	Years Ended December 31,
	2021	2022	2023
Revenue
Admissions	$780.0	$1,246.9	$1,555.6
Concession	561.7	938.3	1,192.0
Other	168.8	269.5	319.1
Total revenue	$1,510.5	$2,454.7	$3,066.7
Cost of operations
Film rentals and advertising	415.0	704.4	865.7
Concession supplies	97.9	169.3	221.3
Salaries and wages	232.9	372.7	403.1
Facility lease expense	280.0	308.3	329.7
Utilities and other	282.9	407.2	466.8
General and administrative expenses	161.1	177.6	198.8
Depreciation and amortization	265.4	238.2	209.5
Impairment of long-lived and other assets	20.8	174.1	16.6
Restructuring costs	(1.0)	(0.5)	—
Loss (gain) on disposal of assets and other	8.0	(6.8)	(7.7)
Total cost of operations	1,763.0	2,544.5	2,703.8
Operating (loss) income	(252.5)	(89.8)	362.9
Other income (expense)
Interest expense	(149.7)	(155.3)	(150.4)
Interest income	6.4	20.4	55.0
Loss on debt extinguishment and refinancing	(6.5)	—	(10.7)
Foreign currency exchange and other related loss	(1.3)	(11.5)	(28.8)
Distributions from DCIP	13.1	3.7	—
Distributions from NCM	0.1	—	—
Interest expense - NCM	(23.6)	(23.2)	(22.6)
Equity in (loss) income of affiliates	(25.0)	(9.3)	3.6
Unrealized gain on investment in NCMI	—	—	12.4
Total other expense	(186.5)	(175.2)	(141.5)
(Loss) income before income taxes	(439.0)	(265.0)	221.4
Income tax (benefit) expense	(16.8)	3.0	29.9
Net (loss) income	$(422.2)	$(268.0)	$191.5
Less: Net income attributable to noncontrolling interests	0.6	3.2	3.3
Net (loss) income attributable to Cinemark Holdings, Inc.	$(422.8)	$(271.2)	$188.2
Weighted average shares outstanding
Basic	117.3	118.2	119.1
Diluted	117.3	118.2	152.0
(Loss) income per share attributable to Cinemark Holdings, Inc.'s common stockholders
Basic	$(3.55)	$(2.26)	$1.55
Diluted	$(3.55)	$(2.26)	$1.34

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Years Ended December 31,
	2021	2022	2023
Net (loss) income	$(422.2)	$(268.0)	$191.5
Other comprehensive (loss) income, net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes of $(0.7), $(2.8) and $1.2, and net of settlements	18.5	32.2	(9.2)
Foreign currency translation adjustments	(18.8)	4.6	4.9
Total other comprehensive (loss) income, net of tax	(0.3)	36.8	(4.3)
Total comprehensive (loss) income, net of tax	(422.5)	(231.2)	187.2
Comprehensive income attributable to noncontrolling interests	(0.6)	(3.2)	(3.3)
Comprehensive (loss) income attributable to Cinemark Holdings, Inc.	$(423.1)	$(234.4)	$183.9

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023

(in millions)

								Total
						Retained	Accumulated	Cinemark
	Common Stock		Treasury Stock		Additional	Earnings/	Other	Holdings, Inc.'s
	Shares		Shares		Paid-in-	Accumulated	Comprehensive	Stockholders'	Noncontrolling	Total
	Issued	Amount	Acquired	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2021	123.6	$0.1	(5.1)	$(87.0)	$1,245.6	$27.9	$(398.7)	$787.9	$11.0	$798.9
Impact of adoption of ASU 2020-06, net of taxes of $20.3	—	—	—	—	(77.1)	5.5	—	(71.6)	—	(71.6)
Issuance of restricted stock	1.3	—	—	—	—	—	—	—	—	—
Issuance of stock upon vesting of performance stock units	0.2	—	—	—	—	—	—	—	—	—
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the year ended December 31, 2021	—	—	(0.3)	(4.1)	—	—	—	(4.1)	—	(4.1)
Share-based awards compensation expense	—	—	—	—	29.3	—	—	29.3	—	29.3
Net (loss) income	—	—	—	—	—	(422.8)	—	(422.8)	0.6	(422.2)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	4.5	4.5	—	4.5
Other comprehensive loss	—	—	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Balance at December 31, 2021	125.1	$0.1	(5.4)	$(91.1)	$1,197.8	$(389.4)	$(394.5)	$322.9	$11.6	$334.5
Issuance of restricted stock	0.9	—	—	—	—	—	—	—	—	—
Issuance of stock upon vesting of performance stock units	0.1	—	—	—	—	—	—	—	—	—
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the year ended December 31, 2022	—	—	(0.3)	(4.3)	—	—	—	(4.3)	—	(4.3)
Share-based awards compensation expense	—	—	—	—	21.5	—	—	21.5	—	21.5
Net (loss) income	—	—	—	—	—	(271.2)	—	(271.2)	3.2	(268.0)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(5.5)	(5.5)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	4.5	4.5	—	4.5
Other comprehensive income	—	—	—	—	—	—	36.8	36.8	—	36.8
Balance at December 31, 2022	126.1	$0.1	(5.7)	$(95.4)	$1,219.3	$(660.6)	$(353.2)	$110.2	$9.3	$119.5
Issuance of restricted stock	1.4	—	—	—	—	—	—	—	—	—
Issuance of stock upon vesting of performance stock units	0.1	—	—	—	—	—	—	—	—	—
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the year ended December 31, 2023	—	—	(0.3)	(2.9)	—	—	—	(2.9)	—	(2.9)
Share-based awards compensation expense	—	—	—	—	25.0	—	—	25.0	—	25.0
Net income	—	—	—	—	—	188.2	—	188.2	3.3	191.5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3.6)	(3.6)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	—	(6.4)	(6.4)	—	(6.4)
Other comprehensive loss	—	—	—	—	—	—	(4.3)	(4.3)	—	(4.3)
Balance at December 31, 2023	127.6	$0.1	(6.0)	$(98.3)	$1,244.3	$(472.4)	$(363.9)	$309.8	$9.0	$318.8

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2021	2022	2023
Operating activities
Net (loss) income	$(422.2)	$(268.0)	$191.5
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation	262.7	235.7	207.3
Amortization of intangible and other assets	2.7	2.5	2.2
Loss on debt extinguishment and refinancing	6.5	—	10.7
Amortization of original issue discount and debt issuance costs	10.7	10.9	10.2
Interest accrued on NCM screen advertising advances	23.6	23.2	22.6
Amortization of NCM screen advertising advances and other deferred revenue	(32.4)	(32.5)	(32.4)
Amortization of accumulated losses (gains) for amended swap agreements	4.5	4.5	(6.4)
Impairment of long-lived and other assets	20.8	174.1	16.6
Share-based awards compensation expense	29.3	21.5	25.0
Loss (gain) on disposal of assets and other	8.0	(6.8)	(7.7)
Unrealized gain on investment in NCMI	—	—	(12.4)
Non-cash rent expense	(3.4)	(10.8)	(17.9)
Equity in loss (income) of affiliates	25.0	9.3	(3.6)
Deferred income tax (benefit) expense	(22.6)	(9.3)	10.6
Distributions from equity investees	0.2	6.9	5.7
Changes in other assets and liabilities:
Inventories	(2.9)	(8.2)	0.3
Accounts receivable	(43.6)	(1.2)	(11.5)
Income tax receivable	118.5	1.5	(12.1)
Prepaid expenses and other	(1.8)	(2.3)	(2.3)
Deferred charges and other assets, net	0.8	(1.2)	0.3
Accounts payable and accrued expenses	175.5	(25.1)	45.4
Income tax payable	(6.0)	3.2	1.0
Liabilities for uncertain tax positions	30.2	2.0	0.1
Other long-term liabilities	(17.9)	6.1	1.1
Net cash provided by operating activities	166.2	136.0	444.3
Investing activities
Additions to theatre properties and equipment and other	(95.5)	(110.7)	(149.5)
Net proceeds from sale of subsidiary	—	—	14.8
Proceeds from sale of assets and other	6.2	14.4	2.9
Net cash used for investing activities	(89.3)	(96.3)	(131.8)
Financing activities
Proceeds from refinancing of senior secured credit facility	—	—	640.2
Repayment of term loan upon refinancing of senior secured credit facility	—	—	(624.9)
Redemption of $100.0 of 8.75% Secured Notes at 102.2%	—	—	(102.2)
Proceeds from issuance of senior notes	1,170.0	—	—
Redemption of senior notes	(1,155.0)	—	—
Proceeds from other borrowings	13.5	—	—
Payment of debt issuance costs	(17.3)	—	(7.5)
Fees paid related to debt refinancing	(2.0)	—	(2.6)
Other repayments of long-term debt	(10.3)	(28.1)	(10.6)
Restricted stock withholdings for payroll taxes	(4.1)	(4.3)	(2.9)
Payments on finance leases	(14.7)	(14.3)	(14.4)
Other	—	(5.5)	(0.5)
Net cash used for financing activities	(19.9)	(52.2)	(125.4)
Effect of exchange rate changes on cash and cash equivalents	(5.0)	(20.3)	(12.5)
Increase (decrease) in cash and cash equivalents	52.0	(32.8)	174.6
Cash and cash equivalents:
Beginning of period	655.3	707.3	674.5
End of period	$707.3	$674.5	$849.1

Supplemental information (see Note 19)

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	December 31,	December 31,
	2022	2023
Assets
Current assets
Cash and cash equivalents	$427.3	$612.4
Inventories	23.7	23.3
Accounts receivable	69.0	78.2
Current income tax receivable	45.1	56.1
Prepaid expenses and other	50.7	50.5
Accounts receivable from parent	53.4	58.6
Total current assets	669.2	879.1
Theatre properties and equipment, net	1,232.1	1,161.7
Operating lease right-of-use assets, net	1,102.7	986.4
Other long-term assets
Goodwill	1,250.9	1,251.0
Intangible assets, net	304.6	302.8
Investment in NCMI/NCM	9.6	18.1
Investments in affiliates	22.6	23.6
Deferred charges and other assets, net	31.6	33.2
Total other long-term assets	1,619.3	1,628.7
Total assets	$4,623.3	$4,655.9
Liabilities and equity
Current liabilities
Current portion of long-term debt	$10.7	$7.8
Current portion of operating lease obligations	219.3	212.5
Current portion of finance lease obligations	14.4	14.0
Current income tax payable	3.2	4.2
Accounts payable	72.2	53.3
Accrued interest	31.2	28.2
Accrued film rentals	65.1	73.8
Accrued payroll	54.5	60.1
Accrued property taxes	29.6	29.4
Accrued other current liabilities (see Note 13)	200.1	239.1
Total current liabilities	700.3	722.4
Long-term liabilities
Long-term debt, less current portion	2,023.0	1,936.8
Operating lease obligations, less current portion	970.6	853.3
Finance lease obligations, less current portion	88.0	73.8
Long-term deferred tax liability	36.1	51.7
Long-term liability for uncertain tax positions	47.9	48.0
NCM screen advertising advances	338.2	328.4
Other long-term liabilities	37.3	41.2
Total long-term liabilities	3,541.1	3,333.2
Commitments and contingencies (see Note 21)
Equity
Cinemark USA, Inc.'s stockholder's equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49.5	49.5
Treasury stock, 57,245 Class B shares at cost	(24.2)	(24.2)
Additional paid-in-capital	1,479.5	1,503.3
Accumulated deficit	(775.9)	(570.6)
Accumulated other comprehensive loss	(356.3)	(366.7)
Total Cinemark USA, Inc.'s stockholder's equity	372.6	591.3
Noncontrolling interests	9.3	9.0
Total equity	381.9	600.3
Total liabilities and equity	$4,623.3	$4,655.9

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in millions)

	Years Ended December 31,
	2021	2022	2023
Revenue
Admissions	$780.0	$1,246.9	$1,555.6
Concession	561.7	938.3	1,192.0
Other	168.8	269.5	319.1
Total revenue	1,510.5	2,454.7	3,066.7
Cost of operations
Film rentals and advertising	415.0	704.4	865.7
Concession supplies	97.9	169.3	221.3
Salaries and wages	232.9	372.7	403.1
Facility lease expense	280.0	308.3	329.7
Utilities and other	282.9	407.2	466.8
General and administrative expenses	158.5	174.6	195.5
Depreciation and amortization	265.4	238.2	209.5
Impairment of long-lived and other assets	20.8	174.1	16.6
Restructuring costs	(1.0)	(0.5)	—
Loss (gain) on disposal of assets and other	8.0	(6.8)	(7.7)
Total cost of operations	1,760.4	2,541.5	2,700.5
Operating (loss) income	(249.9)	(86.8)	366.2
Other income (expense)
Interest expense	(125.6)	(131.2)	(126.3)
Interest income	6.3	16.5	43.2
Loss on debt extinguishment and refinancing	(6.5)	—	(10.7)
Foreign currency exchange and other related loss	(1.3)	(11.5)	(28.8)
Distributions from DCIP	13.1	3.7	—
Distributions from NCM	0.1	—	—
Interest expense - NCM	(23.6)	(23.2)	(22.6)
Equity in (loss) income of affiliates	(25.0)	(9.3)	3.6
Unrealized gain on investment in NCMI	—	—	12.4
Total other expense	(162.5)	(155.0)	(129.2)
(Loss) income before income taxes	(412.4)	(241.8)	237.0
Income tax (benefit) expense	(32.3)	(13.1)	28.4
Net (loss) income	$(380.1)	$(228.7)	$208.6
Less: Net income attributable to noncontrolling interests	0.6	3.2	3.3
Net (loss) income attributable to Cinemark USA, Inc.	$(380.7)	$(231.9)	$205.3

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Years Ended December 31,
	2021	2022	2023
Net (loss) income	$(380.1)	$(228.7)	$208.6
Other comprehensive (loss) income, net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes of $(3.3), $(3.4) and $1.5, and net of settlements	16.0	31.6	(8.9)
Foreign currency translation adjustments	(18.8)	4.6	4.9
Total other comprehensive (loss) income, net of tax	(2.8)	36.2	(4.0)
Total comprehensive (loss) income, net of tax	(382.9)	(192.5)	204.6
Comprehensive income attributable to noncontrolling interests	(0.6)	(3.2)	(3.3)
Comprehensive (loss) income attributable to Cinemark USA, Inc.	$(383.5)	$(195.7)	$201.3

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023

(in millions)

										Total
.	Class A		Class B						Accumulated	Cinemark
	Common Stock		Common Stock		Treasury Stock		Additional		Other	USA, Inc.'s
	Shares		Shares		Shares		Paid-in-	Accumulated	Comprehensive	Stockholder's	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Acquired	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2021	—	$—	0.2	$49.5	(0.1)	$(24.2)	$1,310.6	$(163.3)	$(398.7)	773.9	$11.0	784.9
Share-based awards compensation expense	—	—	—	—	—	—	28.4	—	—	28.4	—	28.4
Contributions received from parent	—	—	—	—	—	—	120.0	—	—	120.0	—	120.0
Net (loss) income	—	—	—	—	—	—	—	(380.7)	—	(380.7)	0.6	(380.1)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	—	—	4.5	4.5	—	4.5
Other comprehensive loss	—	—	—	—	—	—	—	—	(2.8)	(2.8)	—	(2.8)
Balance at December 31, 2021	—	$—	0.2	$49.5	(0.1)	$(24.2)	$1,459.0	$(544.0)	$(397.0)	$543.3	$11.6	$554.9
Share-based awards compensation expense	—	—	—	—	—	—	20.5	—	—	20.5	—	20.5
Net (loss) income	—	—	—	—	—	—	—	(231.9)	—	(231.9)	3.2	(228.7)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(5.5)	(5.5)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	—	—	4.5	4.5	—	4.5
Other comprehensive income	—	—	—	—	—	—	—	—	36.2	36.2	—	36.2
Balance at December 31, 2022	—	$—	0.2	$49.5	(0.1)	$(24.2)	$1,479.5	$(775.9)	$(356.3)	$372.6	$9.3	$381.9
Share-based awards compensation expense	—	—	—	—	—	—	23.8	—	—	23.8	—	23.8
Net income	—	—	—	—	—	—	—	205.3	—	205.3	3.3	208.6
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(3.6)	(3.6)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	—	—	—	(6.4)	(6.4)	—	(6.4)
Other comprehensive income	—	—	—	—	—	—	—	—	(4.0)	(4.0)	—	(4.0)
Balance at December 31, 2023	—	$—	0.2	$49.5	(0.1)	$(24.2)	$1,503.3	$(570.6)	$(366.7)	$591.3	$9.0	$600.3

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2021	2022	2023
Operating activities
Net (loss) income	$(380.1)	$(228.7)	$208.6
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation	262.7	235.7	207.3
Amortization of intangible and other assets	2.7	2.5	2.2
Loss on debt extinguishment and refinancing	6.5	—	10.7
Amortization of original issue discount and debt issuance costs	7.3	7.5	6.7
Interest accrued on NCM screen advertising advances	23.6	23.2	22.6
Amortization of NCM screen advertising advances and other deferred revenue	(32.4)	(32.5)	(32.4)
Amortization of accumulated losses (gains) for amended swap agreements	4.5	4.5	(6.4)
Impairment of long-lived and other assets	20.8	174.1	16.6
Share-based awards compensation expense	28.4	20.5	23.8
Loss (gain) on disposal of assets and other	8.0	(6.8)	(7.7)
Unrealized gain on investment in NCMI	—	—	(12.4)
Non-cash rent expense	(3.4)	(10.8)	(17.9)
Equity in loss (income) of affiliates	25.0	9.3	(3.6)
Deferred income tax (benefit) expense	(38.1)	(25.4)	8.5
Distributions from equity investees	0.2	6.9	5.7
Changes in other assets and liabilities
Inventories	(2.9)	(8.2)	0.3
Accounts receivable	(49.3)	(3.0)	(12.6)
Income tax receivable	112.3	1.5	(11.5)
Prepaid expenses and other	(1.8)	(2.3)	(2.3)
Deferred charges and other assets, net	0.8	(1.2)	0.3
Accounts payable and accrued expenses	175.2	(24.9)	46.1
Income tax payable	(5.9)	3.2	1.0
Liabilities for uncertain tax positions	30.2	2.0	0.1
Other long-term liabilities	(17.9)	6.3	1.1
Net cash provided by operating activities	176.4	153.4	454.8
Investing activities
Additions to theatre properties and equipment and other	(95.5)	(110.7)	(149.5)
Net proceeds from sale of subsidiary	—	—	14.8
Proceeds from sale of assets and other	6.2	14.4	2.9
Net cash used for investing activities	(89.3)	(96.3)	(131.8)
Financing activities
Proceeds from refinancing of senior secured credit facility	—	—	640.2
Repayment of term loan upon refinancing of senior secured credit facility	—	—	(624.9)
Redemption of $100.0 of 8.75% Secured Notes at 102.2%	—	—	(102.2)
Proceeds from issuance of senior notes	1,170.0	—	—
Redemption of senior notes	(1,155.0)	—	—
Proceeds from other borrowings	13.5	—	—
Payment of debt issuance costs	(17.3)	—	(7.5)
Fees paid related to debt refinancing	(2.0)	—	(2.6)
Other repayments of long-term debt	(10.3)	(28.1)	(10.6)
Contributions received from parent	120.0	—	—
Restricted stock withholdings for payroll taxes	(4.1)	(4.3)	(2.9)
Payments on finance leases	(14.7)	(14.3)	(14.4)
Other	—	(5.5)	(0.5)
Net cash provided by (used for) financing activities	100.1	(52.2)	(125.4)
Effect of exchange rate changes on cash and cash equivalents	(5.0)	(20.3)	(12.5)
Increase (decrease) in cash and cash equivalents	182.2	(15.4)	185.1
Cash and cash equivalents:
Beginning of period	260.5	442.7	427.3
End of period	$442.7	$427.3	$612.4

Supplemental information (see Note 19)

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — Cinemark Holdings, Inc. (“Holdings”) is a holding company and its wholly-owned subsidiary is Cinemark USA, Inc. (“CUSA”). Holdings consolidates CUSA and its subsidiaries for financial statement purposes, and CUSA’s operating revenue and operating expenses comprise nearly 100% of Holdings’ revenue and operating expenses. As such, the following Notes to Consolidated Financial Statements relate to Holdings and CUSA and their respective consolidated subsidiaries in all material aspects, unless otherwise noted. Where it is important to distinguish between Holdings and CUSA, specific reference is made to either Holdings or CUSA. Otherwise, all references to “we”, “our”, “us” and “the Company” relate to Cinemark Holdings, Inc. and its consolidated subsidiaries and all references to CUSA relate to CUSA and its consolidated subsidiaries. We operate in the motion picture exhibition industry, with theatres in the United States (“U.S.”) and in 13 countries in Latin America as of December 31, 2023.

Principles of Consolidation — The consolidated financial statements include the accounts of Cinemark Holdings, Inc. and its subsidiaries and Cinemark USA, Inc. and its subsidiaries. Majority-owned subsidiaries that Holdings or CUSA, as applicable, has control of are consolidated while those investments in entities of which Holdings or CUSA, as applicable, owns between 20% and 50% and does not control, but has significant influence over the investee, are accounted for under the equity method. Investments in entities of which Holdings or CUSA, as applicable, owns between 20% and 50% and does not control or have significant influence over are accounted for under the fair value method. If Holdings or CUSA cease to exercise significant influence over an equity investee, the investment is accounted for under the fair value method. Investments in entities of which Holdings or CUSA, as applicable, owns less than 20% are generally accounted for under the cost method. The results of these subsidiaries and other investees are included in the consolidated financial statements of Holdings and CUSA, as applicable, effective from their date of formation or from their date of acquisition. Intercompany balances and transactions are eliminated in consolidation.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

These qualitative and quantitative evaluations are described below:

•
Quantitative approach The Company performs a quantitative evaluation at the theatre level using estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the theatre’s useful life correlates with the remaining lease period, which may include the probability of the exercise of available renewal periods for leased properties, and the lesser of twenty years or the building’s remaining useful life for owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment, including management’s estimate of future theatre level cash flows for each theatre is involved in estimating fair value. Fair value is estimated based on a multiple of cash flows. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy, as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples.
•
Qualitative approach The Company’s qualitative assessment considers relevant economic and market conditions, industry trading multiples and recent developments that would impact its estimates of future cash flows as compared to its most recent quantitative impairment assessment.

Goodwill and Other Intangible Assets — The Company evaluates goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable. The Company evaluates goodwill for impairment at the reporting unit level. which is the U.S. and each of its international countries that has been allocated goodwill (the Company does not have goodwill recorded for all of its international locations). Under ASC Topic 350, Goodwill, Intangibles and Other (“ASC Topic 350”), the Company can elect to perform a qualitative or a quantitative impairment assessment of our goodwill as described below:

•
Quantitative approach Under a quantitative goodwill impairment analysis, the Company estimates the fair value of each reporting unit and compares it with its carrying value. Fair value is estimated using (i) a market approach, which considers a multiple of cash flows for each reporting unit based upon public trading and recent transaction valuation multiples as the basis for fair value and (ii) an income approach, which uses a discounted cash flow model incorporating discount rates commensurate with the risks involved as the basis for fair value. Significant judgment including management’s estimate of future theatre level cash flows for each theatre is involved in estimating fair value of a reporting unit. The Company’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on projected operating performance of each reporting unit, recent market transactions and current industry trading multiples.
•
Qualitative approach The Company’s qualitative assessment of goodwill for each reporting unit considers economic and market conditions, industry trading multiples and the impact of recent developments that would impact the estimated fair values as determined during its most recent quantitative assessment.

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

The table below summarizes the Company’s intangible assets and the amortization method used for each type of intangible asset:

Intangible Asset	Amortization Method
Goodwill	Indefinite-lived
Tradename	Indefinite-lived and definite-lived. Definite-lived tradename asset has a remaining useful life of approximately one year.
Other intangible assets	Straight-line method over the terms of the underlying agreement. The remaining useful lives of these intangible assets is two years.

Lease Accounting — See Note 4 for discussion of the Company’s lease accounting policies.

Deferred Charges and Other Assets — Deferred charges and other assets consist of construction, lease and other deposits, equipment to be placed in service, and other assets of a long-term nature.

Self-Insurance Reserves — In the U.S., the Company is self-insured for general liability claims, which are capped at $0.3 per occurrence with no aggregate annual cap. For its international locations, the Company is fully insured for general liability claims with little or no deductibles per occurrence. Under the Company’s fully-funded deductible workers compensation insurance plan in the U.S., the Company is responsible for pre-funding claims and is responsible for claims up to $0.3 per occurrence, with an annual cap of $5.0. The Company is also self-insured for domestic medical and dental claims with a cap of $0.3 per occurrence. As of December 31, 2022 and 2023, the Company’s self-insurance reserves were $10.0 and $11.4, respectively, and are reflected in accrued other current liabilities on the consolidated balance sheets. For its international locations, the Company is fully insured for workers compensation claims. Medical and dental benefits for the Company’s international locations are covered through a government-sponsored healthcare system that is funded through employee and employer payroll tax contributions.

Revenue Recognition — See Note 5 for discussion of revenue recognition and deferred revenue.

Expenses — Film rental costs are based on the film licensing arrangements and accrued based on the applicable box office receipts and either; 1) a sliding scale formula, which is generally established with the studio prior to the opening of the film, 2) a firm terms formula as negotiated prior to a film's theatrical run or 3) estimates of the final settlement rate, which occurs at the conclusion of the film’s run. Under a sliding scale formula, the Company pays a percentage of box office revenues using a pre-determined scale that is based upon box office performance of the film for its full theatrical run. Under a firm terms formula, the Company pays the distributor a percentage of box office receipts that can either be an aggregate rate for the full theatrical run or rates that decline over the term of the theatrical run. The settlement process allows for negotiation of film rental fees upon the conclusion of the film's theatrical run based upon how the film performs. Estimates are based on the expected success of a film. The success of a film can generally be determined a few weeks after a film is released when the initial box office performance of the film is known. If actual box office performance differs from our estimates, film rental costs are adjusted accordingly throughout a film’s theatrical run.

Accounting for Share Based Awards — The Company measures the cost of employee services received in exchange for an equity award based on the fair value of the award on the date of the grant. The grant date fair value is based on Holdings’ stock price on the grant date. Such costs are recognized over the period during which an employee is required to provide service in exchange for the award (which is usually the vesting period). At the time of the grant, Holdings also estimates the number of awards that will ultimately be forfeited. Holdings also periodically estimates the number of awards that will ultimately vest based upon the achievement of pre-established Company performance targets on those awards that are both performance-based and time-based. A cumulative expense adjustment is recognized when that estimate changes. See Note 18 for discussion of Holdings’ share based awards and related compensation expense.

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

Segments — For the years ended December 31, 2021, 2022 and 2023, the Company managed its business under two reportable operating segments, U.S. markets and international markets. See Note 22.

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

Foreign Currency Translations — The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in the consolidated balance sheets in accumulated other comprehensive loss. See Note 16 for a summary of the translation adjustments recorded in accumulated other comprehensive loss for the years ended December 31, 2021, 2022 and 2023. The Company recognizes foreign currency transaction gains and losses when changes in exchange rates impact transactions, other than intercompany transactions of a long-term investment nature, that have been denominated in a currency other than the functional currency.

The Company deemed Argentina to be highly inflationary beginning July 1, 2018. A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The financial statements of the Company’s Argentina subsidiaries have been remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective beginning July 1, 2018. See further discussion in Note 16.

During 2019, the Argentine government instituted exchange controls restricting the ability of entities and individuals to exchange Argentine pesos for foreign currencies and to remit foreign currency out of Argentina. As a result of these currency exchange controls, markets in Argentina developed a legal trading mechanism known as the Blue Chip Swap that allows entities to transfer U.S. dollars out of and into Argentina. In a Blue Chip Swap transaction, an entity buys U.S. dollar denominated securities in Argentina using Argentine pesos, and subsequently sells the securities for U.S. dollars, in Argentina, to access U.S. dollars locally, or outside Argentina, by transferring the securities abroad, prior to being sold (the latter commonly known as Blue Chip Swap Rate). The Blue Chip Swap rate is the implicit exchange rate resulting from the Blue Chip Swap transaction. The Blue Chip Swap rate can diverge significantly from Argentina’s official exchange rate. See further discussion in Note 16.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Fair Value Measurements — According to authoritative guidance, inputs used in fair value measurements fall into three different categories; Level 1, Level 2 and Level 3. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. See Note 15 for a discussion of our fair value measurements for the years ended December 31, 2021, 2022 and 2023.

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

Restructuring Charges – During the year ended December 31, 2020, the Company recorded restructuring charges based on an approved and announced restructuring plan, specifically related to headcount reductions, the permanent closure of underperforming theatres and the write-down of related theatre assets. The costs of the restructuring actions were accrued based on estimates at the time the plan was formalized. Adjustments made to restructuring charges based on actual costs incurred were recorded during the years ended December 31, 2021 and 2022. The balance of accrued and unpaid restructuring charges at December 31, 2022 and 2023 was $0. See further discussion in Note 3.

2.
NEW ACCOUNTING PRONOUNCEMENTS

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU 2020-04”), ASU 2021-01, Reference Rate Reform (Topic 848): Scope, (“ASU 2021-01”), and ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). The purpose of ASU 2020-04 is to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. More specifically, the amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2021-01 clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments in ASU 2022-06 deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The amendments in ASU 2020-04 and ASU 2021-01 are effective as of March 12, 2020 through December 31, 2024. The Company applied the optional relief guidance prospectively to the modification of the reference rate in its interest rate swap agreements from LIBOR to Term SOFR during the second quarter of 2023 (see Note 14). The application of the guidance did not have a material impact on the Company’s consolidated financial statements.

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The purpose of ASU 2023-07 is to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses to enable investors to better understand an entity’s overall performance and assess potential future cash flows. In addition, the amendments of ASU 2023-07 enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of evaluating the impact of adopting the additional disclosure requirements of ASU 2023-07.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The purpose of ASU 2023-09 is to enhance the transparency and decision usefulness of income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

opportunities affect its tax rate and prospects for future cash flows. The amendments in ASU-2023-09 require that public entities, on an annual basis, (i) disclose specific categories in the income tax rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pre-tax income or loss by the applicable statutory income tax rate). The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact of adopting ASU 2023-09 on its consolidated financial statements.

3.
IMPACT OF THE COVID-19 PANDEMIC

The impact of the COVID-19 pandemic had an unprecedented effect on the theatrical exhibition industry. We temporarily closed our theatres in the U.S. and Latin America during March of 2020 at the onset of the COVID-19 outbreak. We reopened theatres as soon as local restrictions and the status of the COVID-19 pandemic would allow. All of our domestic and international theatres were reopened by the end of 2021. After reopening our theatres, we faced ongoing challenges with the significant reduction in the volume of new film releases. The industry has made significant progress in its recovery from the COVID-19 pandemic; however its ongoing recovery continues to be contingent upon several key factors, including the volume of new film content available, which has also been impacted by the recent writers’ and actors’ guild strikes, the box office performance of new film content released, the duration of the exclusive theatrical release window, and evolving consumer behavior with competition from other forms of in-and-out-of-home entertainment.

Government Assistance

During the years ended December 31, 2021 and 2022, the Company received an aggregate of approximately $2.8 in government assistance pursuant to (i) payroll continuation support programs under the CARES Act, (ii) various grants provided in certain states intended to cover janitorial and personal protection equipment costs incurred by the Company in response to local regulations and (iii) subsidies for certain payroll costs in certain international locations. The Company has met all applicable conditions related to the government assistance received. The government assistance received was reflected as credits to salaries and wages, utilities and other costs, and general and administrative expenses in the consolidated statements of loss.

Restructuring Charges

In 2020, Company management approved and announced a restructuring plan to realign its operations to create a more efficient cost structure (referred to herein as the “Restructuring Plan”) in response to the COVID-19 pandemic. The Restructuring Plan primarily included a headcount reduction at its domestic corporate office and the permanent closure of certain domestic and international theatres.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The following table summarizes activity recorded during the years ended December 31, 2021 and 2022:

	U.S. Operating Segment			International Operating Segment			Consolidated
	Employee-related Costs	Facility Closure Costs	Total Charges	Employee-related Costs	Facility Closure Costs	Total Charges	Employee-related Costs	Facility Closure Costs	Total Charges
Reserve balance at January 1, 2021	$0.9	$5.7	$6.6	$—	$0.1	$0.1	$0.9	$5.8	$6.7
Amounts paid	(0.4)	(3.9)	(4.3)	—	—	—	(0.4)	(3.9)	(4.3)
Reserve adjustments (1)	(0.1)	(0.9)	(1.0)	—	—	—	(0.1)	(0.9)	(1.0)
Reserve balance at December 31, 2021	$0.4	$0.9	$1.3	$—	$0.1	$0.1	$0.4	$1.0	$1.4
Amounts paid	(0.4)	(0.5)	(0.9)	—	—	—	(0.4)	(0.5)	(0.9)
Reserve adjustments (1)	—	(0.4)	(0.4)	—	(0.1)	(0.1)	—	(0.5)	(0.5)
Reserve balance at December 31, 2022	$—	$—	$—	$—	$—	$—	$—	$—	$—
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

Equipment Leases — The Company leases certain equipment under operating leases, including trash compactors and various other equipment used in the day-to-day operation of its theatres. Certain of the leases require fixed lease payments to be made over the duration of the lease term, while others are variable in nature based on usage or sales. Certain of these leases are month-to-month, while others have noncancelable terms ranging from 1 to 7 years. The Company’s equipment lease agreements do not contain any residual value guarantees or restrictive covenants.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The following table represents the operating and finance right-of-use assets and lease liabilities as of the periods indicated.

		As of
Leases	Classification	December 31, 2022	December 31, 2023
Assets (1)
Operating lease assets	Operating lease right-of-use assets	$1,102.7	$986.4
Finance lease assets	Theatre properties and equipment, net of accumulated depreciation (2)	67.8	55.7
Total lease assets		$1,170.5	$1,042.1

Liabilities (1)
Current
Operating	Current portion of operating lease obligations	$219.3	$212.5
Finance	Current portion of finance lease obligations	14.4	14.0
Noncurrent
Operating	Operating lease obligations, less current portion	970.6	853.3
Finance	Finance lease obligations, less current portion	88.0	73.8
Total lease liabilities		$1,292.3	$1,153.6
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
(2)
Finance lease assets are net of accumulated amortization of $62.5 and $73.9 as of December 31, 2022 and 2023, respectively.

As of December 31, 2023, the Company had signed lease agreements with total noncancelable lease payments of approximately $44.8 related to theatre leases that had not yet commenced. The timing of lease commencement is dependent on the completion of construction of the related theatre facility. Additionally, these amounts are based on estimated square footage and costs to construct each facility and may be subject to adjustment upon final completion of each construction project. In accordance with ASC Topic 842, fixed minimum lease payments related to these theatres are not included in the right-of-use assets and lease liabilities as of December 31, 2023.

The following table represents the Company’s aggregate lease costs, by lease classification, for the periods indicated.

		Year Ended December 31,
Lease Cost	Classification	2021	2022	2023
Operating lease costs
Equipment (1)	Utilities and other	$2.3	$4.4	$4.1
Real Estate (1)	Facility lease expense	281.0	315.7	348.6
Total operating lease costs		$283.3	$320.1	$352.7

Finance lease costs
Depreciation of leased assets	Depreciation and amortization	$12.6	$12.4	$12.0
Interest on lease liabilities	Interest expense	5.9	5.3	4.9
Total finance lease costs		$18.5	$17.7	$16.9
(1)
Includes short-term lease payments, variable lease payments and office lease payments reflected in general and administrative expense as set forth in the following table for the periods presented:

		Year Ended December 31,
Lease Cost	Classification	2021	2022	2023
Operating lease costs
Equipment - Short-term and variable lease payments	Utilities and other	$1.8	$3.9	$3.6
Real Estate - Variable lease payments (1)	Facility lease expense	$11.8	$36.4	$68.3
Real Estate - Office leases	General and administrative	$1.3	$1.3	$1.4

(1) Represents lease payments that are based on a change in index, such as CPI or inflation, variable payments based on revenue or attendance and variable common area maintenance costs.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The following table represents the maturity of lease liabilities, by lease classification, as of December 31, 2023.

	Operating	Finance
Years Ending	Leases	Leases
2024	$267.2	$18.0
2025	237.4	16.4
2026	199.6	12.0
2027	158.5	11.9
2028	121.9	11.6
Thereafter	295.4	35.1
Total lease payments	$1,280.0	$105.0
Less: Interest	214.2	17.2
Present value of lease liabilities	$1,065.8	$87.8

The following table represents the weighted-average remaining lease term and discount rate, disaggregated by lease classification, as of December 31, 2023.

As of
Lease Term and Discount Rate	December 31, 2023
Weighted-average remaining lease term (years) (1)
Operating leases - equipment	3.3
Operating leases - real estate	6.4
Finance leases - equipment	2.6
Finance leases - real estate	7.6

Weighted-average discount rate (2)
Operating leases - equipment	6.3%
Operating leases - real estate	11.5%
Finance leases - equipment	3.6%
Finance leases - real estate	4.9%
(1)
The lease assets and liabilities recorded on the Company’s consolidated balance sheets generally do not include renewal options that have not yet been executed. The Company does not consider a lease renewal exercise as reasonably certain until immediately before the necessary notification is provided to the landlord after consideration of market conditions and performance of the theatre.
(2)
The discount rate for each lease represents the incremental borrowing rate at which the Company would borrow funds, on a collateralized basis, over a similar term and at an amount equal to the lease payments in a similar economic environment.

The following table represents the minimum cash lease payments included in the measurement of lease liabilities and the non-cash addition of right-of-use assets for the periods presented.

	Year Ended December 31,
Other Information	2021	2022	2023
Cash paid for amounts included in the measurement of lease liabilities
Cash outflows for operating leases	$269.7	$279.8	$280.8
Cash outflows for finance leases - operating activities	$5.9	$5.3	$4.9
Cash outflows for finance leases - financing activities	$14.7	$14.3	$14.4
Non-cash amount of leased assets obtained in exchange for:
Operating lease liabilities	$180.1	$114.1	$87.0
Finance lease liabilities	$0.7	$—	$—

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

5.
REVENUE RECOGNITION

Revenue Recognition Policy

The Company’s patrons have the option to purchase movie tickets well in advance of a movie showtime, right before the movie showtime, or at any point in between those two timeframes depending on seat availability. The Company recognizes such admissions revenue when the showtime for a purchased movie ticket has passed. Concession revenue is recognized when products are sold to the consumer, or if purchased in advance, once the showtime associated with the customer’s movie ticket has passed. Other revenue primarily consists of screen advertising, screen rental revenue, promotional income, studio trailer placements and transactional fees. Except for NCM screen advertising advances discussed below in Note 9, these revenues are generally recognized when the Company has fulfilled its performance obligations by providing the specified services.

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

The Company offers a subscription program in the U.S. whereby patrons can pay a monthly or annual fee to receive a monthly credit for use towards a future movie ticket purchase. We also offer monthly subscription fee programs in several of our international locations where customers can pay a monthly fee to receive benefits such as a free monthly ticket. The Company records the subscription program fees as deferred revenue and records admissions revenue when the showtime for a movie ticket purchased with a credit has passed.

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

Accounts receivable as of December 31, 2022 and 2023 included approximately $22.9 and $31.6, respectively, of receivables related to contracts with customers. The Company did not record any assets related to the costs to obtain or fulfill a contract with customers during the years ended December 31, 2022 or 2023.

Disaggregation of Revenue

The following tables present revenue for the periods indicated, disaggregated based on major type of good or service and by reportable operating segment.

	Year Ended December 31, 2023
	U.S.	International
	Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated
Admissions Revenue	$1,236.0	$319.6	$1,555.6
Concession Revenue	952.0	240.0	1,192.0
Screen advertising, screen rental and promotional revenue	91.0	53.6	144.6
Other Revenue	136.3	38.2	174.5
Total Revenue	$2,415.3	$651.4	$3,066.7

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

The following tables present revenue for the periods indicated, disaggregated based on timing of revenue recognition (as discussed above) and by reportable segment.

	Year Ended December 31, 2023
	U.S.	International
	Operating	Operating
	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$2,327.9	$588.9	$2,916.8
Goods and services transferred over time	87.4	62.5	149.9
Total	$2,415.3	$651.4	$3,066.7

	Year Ended December 31, 2022
	U.S.	International
	Operating	Operating
	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$1,856.5	$428.3	$2,284.8
Goods and services transferred over time	113.7	56.2	169.9
Total	$1,970.2	$484.5	$2,454.7

	Year Ended December 31, 2021
	U.S.	International
	Operating	Operating
	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$1,201.2	$193.7	$1,394.9
Goods and services transferred over time	92.4	23.2	115.6
Total	$1,293.6	$216.9	$1,510.5
(1)
U.S. segment revenues exclude intercompany transactions with the international operating segment. See Note 22 for additional information on intercompany eliminations.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Screen Advertising Advances and Other Deferred Revenue

The following table presents changes in the Company’s deferred revenue for the periods indicated:

Deferred Revenue	NCM Screen Advertising Advances (2)	Other Deferred Revenue (3)
Balance at January 1, 2022	$346.0	$160.3
Amounts recognized as accounts receivable	—	1.8
Cash received from customers in advance	—	241.1
Common units received from NCM (see Note 9)	1.3	—
Interest accrued related to significant financing component	23.2	—
Revenue recognized during period	(32.3)	(206.9)
Foreign currency translation adjustments	—	(1.4)
Balance at December 31, 2022	338.2	194.9
Amounts recognized as accounts receivable	—	4.6
Cash received from customers in advance	—	327.4
Dispositions (1)	—	(0.4)
Interest accrued related to significant financing component	22.6	—
Revenue recognized during period	(32.4)	(299.5)
Foreign currency translation adjustments	—	(5.4)
Balance at December 31, 2023	$328.4	$221.6
(1)
Relates to the sale of the Company’s Ecuador subsidiary. See Note 8.
(2)
See Significant Financing Component in Note 9 for discussion of NCM screen advertising advances and maturity of balances as of December 31, 2023.
(3)
Includes liabilities associated with outstanding gift cards and discount ticket vouchers, points or rebates outstanding under the Company’s loyalty and membership programs and revenue not yet recognized for screen advertising and other promotional activities. Amount is classified as accounts payable and accrued expenses or other long-term liabilities on the consolidated balance sheets.

The table below summarizes the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied for other deferred revenue in the table above as of December 31, 2023 and when the Company expects to recognize this revenue.

	Year Ended December 31,
Remaining Performance Obligations	2024	2025	Thereafter	Total
Other deferred revenue	$195.2	26.4	—	$221.6

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

6.
EARNINGS (LOSS) PER SHARE

The following table presents computations of basic and diluted earnings (loss) per share for Holdings under the two class method:

	Year Ended December 31,
	2021	2022	2023
Numerator:
Net (loss) income attributable to Cinemark Holdings, Inc.	$(422.8)	$(271.2)	$188.2
Loss (income) allocated to participating share-based awards (1)	6.1	3.8	(3.3)
Basic net (loss) income attributable to common stockholders	$(416.7)	$(267.4)	$184.9
Add: Interest expense on convertible notes, net of tax (3)	—	—	$18.2
Diluted net (loss) income attributable to common stockholders	$(416.7)	$(267.4)	$203.1

Denominator:
Basic weighted average shares outstanding	117.3	118.2	119.1
Common equivalent shares for restricted performance stock units (2)	—	—	0.9
Common equivalent shares for convertible notes (3)	—	—	32.0
Common equivalent shares for warrants (4)	—	—	—
Diluted weighted average shares outstanding	117.3	118.2	152.0

Basic (loss) earnings per share attributable to common stockholders	$(3.55)	$(2.26)	$1.55
Diluted (loss) earnings per share attributable to common stockholders	$(3.55)	$(2.26)	$1.34
(1)
For the years ended December 31, 2021, 2022 and 2023, a weighted average of approximately 1.7 shares, 1.7 shares and 2.1 shares of unvested restricted stock, respectively, are considered participating securities.
(2)
For the years ended December 31, 2021 and 2022, approximately 0.0 and 0.4 common equivalent shares for performance stock units were excluded because they were anti-dilutive.
(3)
For the years ended December 31, 2021 and 2022, diluted loss per share excludes the assumed conversion of the 4.50% Convertible Senior Notes into 32.0 shares of common stock, as they would have been anti-dilutive. See further discussion below.
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

Convertible notes, hedges and warrants

The 4.50% Convertible Senior Notes, discussed further in Note 14, are dilutive in periods in which Holdings has net income. The impact of such dilution on earnings per share is calculated under the if-converted method, which requires that all of the shares of Holdings’ common stock issuable upon conversion of the 4.50% Convertible Senior Notes be included in the calculation of diluted EPS assuming conversion at the beginning of the reporting period.

The closing price of Holdings’ common stock did not exceed the strike price of $18.66 per share (130% of the initial exercise price of $14.35 per share) during at least 20 of the last 30 trading days of the quarter ended December 31, 2023 and, therefore, the 4.50% Convertible Senior Notes will not be convertible during the first quarter of 2024. The converted value of the 4.50% Convertible Senior Notes, based on the weighted average closing price of

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Holdings’ common stock for 2023, exceeded the aggregate outstanding principal of the notes by $23.3 as of December 31, 2023.

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

8.
THEATRE PROPERTIES AND EQUIPMENT

Properties and equipment consisted of the following as of the periods presented:

	December 31,
	2022	2023
Theatre properties and equipment
Land	$99.7	$97.8
Buildings	528.9	530.6
Property under finance lease	130.3	129.6
Theatre furniture and equipment	1,429.5	1,432.8
Leasehold interests and improvements	1,206.9	1,300.2
Total	3,395.3	3,491.0
Less: accumulated depreciation and amortization (1)	(2,163.2)	(2,329.3)
Theatre properties and equipment, net	$1,232.1	$1,161.7
(1)
Amortization of finance lease assets is included in depreciation and amortization expense on the consolidated statements of income (loss). Accumulated amortization of finance lease assets as of December 31, 2022 and 2023 was $62.5 and $73.9, respectively.

Sale of Subsidiary

During December 2022, the Company entered into a purchase and sale agreement for the sale of the stock of its Ecuador subsidiary. The Company completed the sale in September 2023 and recognized a gain of $6.9, which is reflected in “Loss (gain) on disposal of assets and other” in the Company’s consolidated statement of income for the year ended December 31, 2023. The sale of the Ecuador subsidiary did not qualify as discontinued operations since it did not represent a strategic shift in the Company’s operations that will have a major effect on its results and operations. The following table presents the carrying value of Ecuador’s significant assets and liabilities as of the periods presented:

	December 31,
	2022	2023
Theatre property and equipment, net	$5.4	$—
Operating lease right-of-use asset, net	2.9	—
Goodwill	4.2	—

Total assets	$15.3	$—
Total liabilities	$8.5	$—

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The table below summarizes total revenue and operating income for the Ecuador subsidiary for the periods presented:

	Year Ended December 31,
	2022	2023
Total revenue	$13.3	$13.5
Operating (loss) income	$(1.2)	$2.0

9.
INVESTMENT IN NATIONAL CINEMEDIA, INC / NATIONAL CINEMEDIA LLC

NCM operates a digital in-theatre network in the U.S. for providing cinema advertising. The Company has an investment in NCM’s parent National CineMedia, Inc. (”NCMI”) and previously held an investment in NCM. See further discussion below under Investment in National CineMedia. The Company entered into an Exhibitor Services Agreement with NCM (“ESA”) pursuant to which NCM primarily provides screen advertising to our domestic theatres through its branded “Noovie” pre-show entertainment program. See further discussion below under Exhibitor Services Agreement.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Summary of Activity with NCMI/NCM

Below is a summary of activity with NCMI and NCM included in each of Holdings’ and CUSA’s consolidated financial statements for the periods indicated. See Note 5 for discussion of revenue recognition.

	Investment in NCMI/NCM	NCM Screen Advertising Advances	Distributions from NCM (5)	Equity in Loss (3)	Other Revenue	Interest Expense - NCM	Cash Received
Balance as of January 1, 2021	$152.0	$(344.3)
Receipt of common units due to annual common unit adjustment	10.2	(10.2)	—	—	—	—	—
Screen rental revenues earned under ESA (1)	—	—	—	—	(12.0)	—	12.0
Interest accrued related to significant financing component	—	(23.6)	—	—	—	23.6	—
Receipt under tax receivable agreement	(0.2)	—	(0.1)	—	—	—	0.3
Equity in loss	(26.6)	—	—	26.6	—	—	—
Amortization of screen advertising advances	—	32.1	—	—	(32.1)	—	—
Balance as of and for the year ended December 31, 2021	$135.4	$(346.0)	$(0.1)	$26.6	$(44.1)	$23.6	$12.3
Receipt of common units due to annual common unit adjustment	1.3	(1.3)	—	—	—	—	—
Screen rental revenues earned under ESA (1)	—	—	—	—	(19.9)	—	19.9
Interest accrued related to significant financing component	—	(23.2)	—	—	—	23.2	—
Equity in loss	(13.9)	—	—	13.9	—	—	—
Impairment of investment in NCM (2)	(113.2)	—	—	—	—	—	—
Amortization of screen advertising advances	—	32.3	—	—	(32.3)	—	—
Balance as of and for the year ended December 31, 2022	$9.6	$(338.2)	$—	$13.9	$(52.2)	$23.2	$19.9
Screen rental revenues earned under ESA (1)	—	—	—	—	(20.9)	—	20.9
Interest accrued related to significant financing component	—	(22.6)	—	—	—	22.6	—
Redemption of common units of NCM for common stock of NCMI (2)	—	—	—	—	—	—	—
Equity in loss (3)	(3.2)	—	—	3.2	—	—	—
Impairment of investment in NCMI (4)	(0.7)	—	—	—	—	—	—
Unrealized gain on fair market value adjustment of investment in NCMI (2)	12.4	—	—	—	—	—	—
Amortization of screen advertising advances	—	32.4	—	—	(32.4)	—	—
Balance as of and for the year ended December 31, 2023	$18.1	$(328.4)	$—	$3.2	$(53.3)	$22.6	$20.9
(1)
Amounts include the per patron and per digital screen theatre access fees, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire. The amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire were approximately $4.9, $7.5 and $8.9 for the years ended December 31, 2021, 2022 and 2023, respectively. Amounts unpaid and reflected in accounts receivable were $4.9 and $4.9 as of December 31, 2022 and 2023, respectively.
(2)
See Investment in National CineMedia below.
(3)
Equity in loss was recorded through April 11, 2023, the date NCM filed its bankruptcy petition, after which the Company applied the fair value accounting method as discussed below.
(4)
Reflected in impairment of long-lived and other assets on the consolidated income statement for the year indicated. See further discussion at Investment in National CineMedia below.
(5)
Excess cash distributions from NCM to its members were restricted through December 2023 in accordance with the credit agreement amendment NCM entered into with its lenders and as a result of their bankruptcy filing. NCMI also suspended its dividend.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

In addition to the activity in the table above, the Company made de minimus payments to NCM during the years ended December 31, 2021, 2022 and 2023, respectively, related to certain equipment used for digital advertising, which is included in theatre furniture and equipment on the consolidated balance sheets.

Investment in National CineMedia

On February 13, 2007 NCMI, a holding company that serves as the sole manager of NCM, completed an initial public offering (“IPO”) of its common stock. NCM comprises approximately the entire balance of NCMI’s assets, liabilities and operating cash flows. In connection with the NCMI initial public offering, the Company amended its operating agreement and the ESA. At the time of the NCMI IPO and as a result of amending the ESA, the Company received approximately $174.0 in cash consideration from NCM. The proceeds were recorded as deferred revenue or NCM screen advertising advances, and are being amortized over the term of the Amended and Restated ESA or through February 2041.

As of January 1, 2023, the Company owned approximately 43.7 common units of NCM, which represented an interest in NCM of approximately 25.4%.

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

Due to NCM’s bankruptcy proceedings, the Company reassessed its rights and level of influence over NCM. The Company determined that effective April 11, 2023, the date NCM filed its bankruptcy petition, it no longer had significant influence over NCM and therefore ceased accounting for its investment in NCMI under the equity method of accounting in the second quarter of 2023. During the years ended December 31, 2021 and 2022, and through April 11, 2023, the Company accounted for its investment in NCMI under the equity method of accounting, and therefore assessed its investment for other than temporary impairment during those periods. The Company recorded impairment charges totaling $113.2 and $0.7 on its investment in NCMI/NCM during the years ended December 31, 2022 and 2023, respectively, because the share price of NCMI was significantly below the Company’s carrying value of NCMI per common share and NCM’s pace of recovery from the COVID-19 pandemic lagged that of the Company and the movie theatre industry. See Note 12 for impairment expense recorded during the years ended December 31, 2021, 2022 and 2023.

On August 3, 2023, NCMI announced that it had effected a 1-for-10 reverse stock split of its common stock. NCMI’s common stock automatically began trading on a split adjusted basis at the opening of the market on August 4, 2023. After giving effect to the reverse stock split, the Company owns approximately 4.4 shares of NCMI common stock. NCM emerged from bankruptcy on August 7, 2023, and the Company’s ownership interest in NCMI was reduced to less than 5%. The Company now accounts for its investment in NCMI in accordance with the guidance set forth in FASB ASC Topic 321 Investments - Equity Securities, which requires the Company to measure its investment in common stock of NCMI at fair value and recognize unrealized holding gains and losses on its investment in earnings. The Company recognized an unrealized gain of $12.4 on its investment in NCMI in the Company’s consolidated statement of income for the year ended December 31, 2023.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Common Unit Adjustments

In addition to the consideration received upon the NCMI IPO and ESA modification in 2007, the Company also periodically receives consideration in the form of common units from NCM. Pursuant to a Common Unit Adjustment Agreement dated as of February 13, 2007 between NCMI and the Company, annual adjustments to the common membership units are made primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by the Company. The common units received are recorded at estimated fair value as an increase in the Company’s investment in NCM with an offset to deferred revenue or NCM screen advertising advances. Through April 11, 2023, the Company’s investment was accounted for under the equity method, with undistributed equity earnings related to its investment included as a component of earnings in equity in income of affiliates or recorded as a reduction of its investment basis depending on the tranche of common units it was related to.

During March 2023, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, the Company was entitled to an additional 4.8 common units of NCM. The issuance of these additional common units of NCM was stayed by NCM’s bankruptcy filing on April 11, 2023. In June 2023 the bankruptcy court issued an order cancelling the issuance of these common units of NCM and found that these common units were never issued.

Below is a summary of common units received by the Company under the Common Unit Adjustment (“CUA”) Agreement during the years ended December 31, 2021 and 2022:

Event	Date Common Units Received	Number of Common Units Received	Fair Value of Common Units Received (1)
2021 annual common unit adjustment	4/14/2021	2.3	$10.2
2022 annual common unit adjustment	4/13/2022	0.5	$1.3

(1) The fair value of the common units received was estimated based on the market price of NCMI common stock (Level 1 input as defined in FASB ASC Topic 820) at the time the common units were determined, adjusted for volatility associated with the estimated time period it would take to convert the common units and register the respective shares.

Exhibitor Services Agreement

As previously discussed, the Company’s domestic theatres are part of the in-theatre digital network operated by NCM, the terms of which are defined in the ESA. NCM primarily provides advertising to its theatres through its branded “Noovie” pre-show entertainment program. The Company receives a monthly theatre access fee for participation in the NCM network. Effective September 17, 2019, the Company signed an amendment to the ESA, under which the Company provided incremental advertising time to NCM, and extended the term through February 2041. At the time of the amendment, the Company determined that the amended ESA met the definition of a lease under ASC Topic 842. The Company leases nonconsecutive periods of use of its domestic theatre screens to NCM for purposes of showing third party advertising content. The lease, which is classified as an operating lease, generally requires variable lease payments based on the number of patrons attending the showtimes during which such advertising is shown. The lease agreement is considered short-term due to the fact that the nonconsecutive periods of use, or advertising time slots, are set on a weekly basis. The revenues earned under the ESA are reflected in other revenue on the consolidated income statements.

The recognition of revenue related to the NCM screen advertising advances is recorded on a straight-line basis over the new term of the amended ESA through February 2041.

	Year Ended December 31,
Remaining Maturity	2024	2025	2026	2027	2028	Thereafter	Total
NCM screen advertising advances (1)	$10.5	$11.2	$12.0	$12.8	$13.7	$268.2	$328.4
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

Summary Financial Information for NCMI/NCM

The tables below present summary financial information for NCMI/NCM for its fiscal periods indicated:

	Year Ended		Three Months Ended
	December 30, 2021	December 29, 2022	March 30, 2023 (1)
Revenue	$114.6	$249.2	$34.9
Operating income (loss)	$(68.6)	$10.9	$(30.6)
Net loss	$(134.6)	$(69.8)	$(54.0)
(1)
Financial information for NCMI is presented for the latest reporting period available through which the Company accounted for its investment in NCMI under the equity method.

	As of
	December 29, 2022	March 30, 2023 (1)
Current assets	$148.6	$121.7
Noncurrent assets	$628.2	$618.5
Current liabilities	$97.5	$1,204.8
Noncurrent liabilities	$1,161.6	$67.2
Members'/Total deficit	$(482.3)	$(531.8)
(1)
Financial information for NCMI is presented for the latest reporting period available through which the Company accounted for its investment in NCMI under the equity method.
10.
INVESTMENTS IN AFFILIATES

Below is a summary of activity for each of the Company’s affiliates for the periods indicated:

	AC JV, LLC	DCDC	FE Concepts	Other (1)	Total
Balance at January 1, 2021	$3.7	$1.3	$18.3	$0.5	$23.8
Equity in income	—	0.5	1.0	—	1.5
Other (1)	—	—	—	(0.1)	(0.1)
Balance at December 31, 2021	$3.7	$1.8	$19.3	$0.4	$25.2
Equity in income	3.4	—	1.2	—	4.6
Cash distributions received	(2.9)	—	(4.0)	—	(6.9)
Other (1)	—	—	—	(0.3)	(0.3)
Balance at December 31, 2022	$4.2	$1.8	$16.5	$0.1	$22.6
Equity in income	4.9	0.3	1.6	—	6.8
Cash distributions received	(5.7)	—	—	—	(5.7)
Other (1)	—	—	—	(0.1)	(0.1)
Balance at December 31, 2023	$3.4	$2.1	$18.1	$-	$23.6
(1)
Consists primarily of mark-to-market adjustment on an investment in marketable securities.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

AC JV, LLC

During December 2013, the Company, Regal, AMC (the “AC Founding Members”) and NCM entered into a series of agreements that resulted in the formation of AC JV, LLC (“AC”), a joint venture that owns “Fathom Events” (consisting of Fathom Events and Fathom Consumer Events) formerly operated by NCM. The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators to provide additional programs to augment their feature film schedule. The Company paid event fees to AC of $6.2, $13.3 and $16.0 for the years ended December 31, 2021, 2022 and 2023, respectively, which are included in film rentals and advertising costs on the consolidated statements of income (loss) of Holdings and CUSA. Also, the Company received cash distributions of $2.9 and $5.7 during the years ended December 31, 2022 and 2023, which were recorded as a reduction in the Company’s investment in AC. The Company accounts for its investment in AC under the equity method of accounting.

Digital Cinema Distribution Coalition

The Company is a party to a joint venture with certain exhibitors and distributors called Digital Cinema Distribution Coalition (“DCDC”). DCDC operates a satellite distribution network that distributes all digital content to U.S. theatres via satellite. The Company has an approximate 14.6% ownership in DCDC. The Company paid approximately $0.6, $0.5 and $0.6 to DCDC during the years ended December 31, 2021, 2022 and 2023, respectively, related to content delivery services, which is included in film rentals and advertising costs on the consolidated statements of income (loss) of Holdings and CUSA. The Company accounts for its investment in DCDC under the equity method of accounting.

FE Concepts, LLC

During April 2018, the Company, through its wholly-owned indirect subsidiary CNMK Texas Properties, LLC (“CNMK”), formed a joint venture, FE Concepts, LLC (“FE Concepts”) with AWSR Investments, LLC (“AWSR”), an entity owned by Lee Roy Mitchell and Tandy Mitchell. In December 2019, FE Concepts opened a family entertainment center that offers bowling, gaming, movies and other amenities. The Company and AWSR each invested approximately $20 and each have a 50% voting interest in FE Concepts. The Company accounts for its investment in FE Concepts under the equity method of accounting. The Company has a theatre services agreement with FE Concepts under which it receives service fees for providing film booking and equipment monitoring services for the facility. The Company recorded $0.1, $0.1 and $0.1 of related service fees during the years ended December 31, 2021, 2022 and 2023, respectively. During the years ended December 31, 2022 and 2023, the Company received cash distributions of $4.0 and $0.0 from FE Concepts. The cash distributions received were recorded as a reduction of the Company’s investment in FE Concepts.

Additional Considerations

The Company performs a qualitative impairment analysis for each of these equity investments annually during the fourth quarter. Based on the analysis performed, no impairment was recorded for the years ended December 31, 2021, 2022 and 2023.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

11.
GOODWILL AND INTANGIBLE ASSETS, NET

The Company’s goodwill was as follows for the periods presented:

	U.S. Operating Segment	International Operating Segment	Total
Balance at December 31, 2021 (1)	$1,182.9	$65.9	$1,248.8
Foreign currency translation adjustments	—	2.1	2.1
Balance at December 31, 2022 (1)	$1,182.9	$68.0	$1,250.9
Disposition (2)	—	$(4.2)	(4.2)
Foreign currency translation adjustments	—	4.3	4.3
Balance at December 31, 2023 (1)	$1,182.9	$68.1	$1,251.0
(1)
Balances are presented net of accumulated impairment losses of $214.0 for the U.S. operating segment and $43.8 for the international operating segment.
(2)
Relates to the sale of the Company’s Ecuador subsidiary. See Note 8.

Intangible assets activity and balances consisted of the following for the periods indicated:

	Balance at January 1, 2022	Additions	Amortization	Foreign Currency Translation Adjustments and Other (1)	Balance at December 31, 2022
Intangible assets with finite lives:
Gross carrying amount	$81.7	$—	$—	$(4.0)	$77.7
Accumulated amortization	(71.0)	—	(2.4)	0.2	(73.2)
Total intangible assets with finite lives, net	$10.7	$—	$(2.4)	$(3.8)	$4.5
Intangible assets with indefinite lives:
Tradename and other	300.1	—	—	—	300.1
Total intangible assets, net	$310.8	$—	$(2.4)	$(3.8)	$304.6

	Balance at January 1, 2023	Additions (2)	Disposals (3)	Amortization	Foreign Currency Translation Adjustments and Other (4)	Balance at December 31, 2023
Intangible assets with finite lives:
Gross carrying amount	$77.7	$—	$—	$—	$0.1	$77.8
Accumulated amortization	(73.2)	—	—	(2.1)	—	(75.3)
Total intangible assets with finite lives, net	$4.5	$—	$—	$(2.1)	$0.1	$2.5
Intangible assets with indefinite lives:
Tradename and other	300.1	0.4	(0.4)	—	0.2	300.3
Total intangible assets, net	$304.6	$0.4	$(0.4)	$(2.1)	$0.3	$302.8
(1)
Includes foreign currency translation adjustments and an impairment recorded for a U.S. intangible asset during 2022. See Note 12 for discussion of impairment evaluations performed during the year ended December 31, 2022.
(2)
Amount represents licenses acquired to sell alcoholic beverages for certain locations.
(3)
Relates to the sale of the Company’s Ecuador subsidiary. See Note 8.
(4)
Includes foreign currency translation adjustments.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Estimated aggregate future amortization expense for intangible assets is as follows:

Year ended December 31, 2024	$2.0
Year ended December 31, 2025	0.5
Year ended December 31, 2026	—
Year ended December 31, 2027	—
Year ended December 31, 2028	—
Total	$2.5

12.
IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS

The Company reviews for impairment indicators related to its long-lived assets on a quarterly basis and goodwill on an annual basis or whenever events or changes in circumstances indicate the carrying amount of those assets may not be fully recoverable. The Company performed a quantitative impairment analysis on its goodwill, tradename intangible assets and other long-lived assets, including theatre properties and right-of-use assets, as of December 31, 2023. See Note 1 for a discussion of the Company’s impairment policy and a description of qualitative and quantitative impairment assessments.

Below is a summary of impairment charges for the periods indicated:

	Year Ended
	December 31,
	2021	2022	2023
U.S. segment
Theatre properties	$6.4	$19.7	$6.6
Theatre operating lease right-of-use assets	6.8	34.0	7.1
Investment in NCM (1)	—	113.2	0.7
Other	—	3.9	—
U.S. total	13.2	170.8	14.4

International segment
Theatre properties	4.0	2.2	0.7
Theatre operating lease right-of-use assets	3.2	1.1	1.5
Intangible assets, net	0.4	—	—
International total	7.6	3.3	2.2

Total impairment	$20.8	$174.1	$16.6
(1)
See discussion at Investment in National CineMedia in Note 9.

For the years ended December 31, 2021, 2022 and 2023, impairment charges were primarily due to the unprecedented impact of the COVID-19 pandemic on the theatrical exhibition industry and its ongoing recovery, as discussed in Note 3.

13.
ACCRUED OTHER CURRENT LIABILITIES

Accrued other current liabilities consisted of the following as of the periods presented:

	December 31,
	2022	2023
Gift card liability (1)	$64.5	$73.6
Subscription membership program liability (1)	58.4	77.3
Discount vouchers liability (1)	32.8	31.9
Other (2)	44.7	56.4
Total	$200.4	$239.2
(1)
See discussion at Revenue Recognition Policy in Note 5.
(2)
The only difference between accrued other current liabilities for Holdings, as presented above, and CUSA is an additional $0.3 and $0.1 in other as of December 31, 2022 and 2023, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

14.
LONG-TERM DEBT

Long-term debt of Holdings and CUSA consisted of the following for the periods presented:

	December 31,
	2022	2023
Cinemark Holdings, Inc. 4.50% convertible senior notes due 2025	$460.0	$460.0
Cinemark USA, Inc. term loan due 2030 (see Senior Secured Credit Facility below)	626.5	645.1
Cinemark USA, Inc. 8.75% senior secured notes due 2025	250.0	150.0
Cinemark USA, Inc. 5.875% senior notes due 2026	405.0	405.0
Cinemark USA, Inc. 5.25% senior notes due 2028	765.0	765.0
Other	10.1	7.0
Total long-term debt carrying value (1)	$2,516.6	$2,432.1
Less: Current portion	10.7	7.8
Less: Debt issuance costs and original issue discount, net of accumulated amortization (1)	31.9	33.0
Long-term debt, less current portion, net of unamortized debt issuance costs and original issue discount (1)	$2,474.0	$2,391.3

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

	December 31,
	2022	2023
Total long-term debt carrying value	$2,056.6	$1,972.1
Less: Current portion	10.7	7.8
Less: Debt issuance costs, net of accumulated amortization and original issue discount	22.9	27.5
Long-term debt, less current portion, net of unamortized debt issuance costs and original issue discount	$2,023.0	$1,936.8

Fair Value of Long Term Debt

The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35. The carrying value of the Company’s long term debt as of December 31, 2022 and 2023 is shown in the table above. The table below presents the fair value of the Company's long-term debt as of the periods presented:

	As of
	December 31, 2022	December 31, 2023
Holdings fair value (1)	$2,210.5	$2,460.3
CUSA fair value	$1,771.3	$1,903.8
(1)
The fair value of the 4.50% convertible notes was $439.2 and $556.5 as of December 31, 2022 and
2023, respectively.

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

Concurrently with the issuance of the 4.50% Convertible Senior Notes, Holdings entered into privately negotiated convertible note hedge transactions (the “Hedge Transactions”) with one or more of the initial purchasers of the 4.50% Convertible Senior Notes or their respective affiliates (the “Option Counterparties”). The Hedge Transactions cover the number of shares of Holdings’ common stock that will initially underlie the aggregate amount of the 4.50% Convertible Senior Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 4.50% Convertible Senior Notes. The Hedge Transactions are generally expected to reduce potential dilution to Holdings’ common stock upon any conversion of the 4.50% Convertible Senior Notes and/or offset any cash payments Holdings may be required to make in excess of the principal amount of converted 4.50% Convertible Senior Notes, as the case may be. Concurrently with entering into the Hedge Transactions, Holdings also entered into separate privately negotiated warrant transactions with Option Counterparties whereby it sold to Option Counterparties warrants to purchase (subject to the net share settlement provisions set forth therein) up to the same number of shares of Holdings’ common stock, subject to customary anti-dilution adjustments (the “Warrant Transactions”). The warrants could separately have a dilutive effect to the extent that the market value per share of Holdings’ common stock exceeds the strike price of the warrants on the applicable expiration dates unless, subject to the terms of the warrants, Holdings elects to cash settle the warrants. The exercise price of the warrants is initially $22.08 and is subject to certain adjustments under the terms of the warrants. Holdings received $89.4 in cash proceeds from the Warrant Transactions, which were used along with proceeds from the 4.50% Convertible Senior Notes, to pay approximately $142.1 to enter into the Hedge Transactions.

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

CUSA used the $632.7 net proceeds of the borrowings under the Credit Agreement to fund the $628.3 repayment of the term loan outstanding under the Credit Agreement prior to the amendment and restatement and accrued interest thereon, and for other general corporate purposes. As of December 31, 2023, there was $645.1 outstanding under the term loan.

Under the Credit Agreement, quarterly principal payments of $1.6 are due on the term loan through December 31, 2030, with a final principal payment of the remaining unpaid principal due on May 24, 2030.

The amended term loan was issued net of an original issue discount of $9.8. CUSA also incurred a total of approximately $10.1 in debt issuance costs in connection with the amendment, which are reflected in the consolidated financial statements as follows: (i) $7.5 in debt issuance costs were capitalized and are reflected as a reduction of “Long-term debt, less current portion” on the Company’s consolidated balance sheet; and (ii) $2.1 of fees paid to lenders and $0.5 of legal and other fees are included in “Loss on debt extinguishment and refinancing” in the Company’s consolidated statement of income for the year ended December 31, 2023. As a result of the amendment, CUSA also wrote-off $4.7 of unamortized debt issuance costs associated with exiting lenders of the refinanced Credit Agreement.

Interest on the term loan accrues, at CUSA's option, at either (i) a rate determined by reference to the secured overnight financing rate ("SOFR") as published by CME Group Benchmark Administration Limited and identified by Barclay's Bank PLC (the Administrative Agent) as the forward-looking term rate based on SOFR for a period of 1, 3, or 6 months (depending upon the Interest Period (as defined in the Credit Agreement) chosen by CUSA) (the "Term SOFR Rate"), subject to a floor of 0.50% per annum, plus an applicable margin of 3.75% per annum, or (ii) for any day, a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Reserve Bank of New York Rate in effect on such day, plus 1/2 of 1.00% and (c) the Term SOFR Rate for a one month Interest Period, as published two U.S. Government Securities Business Days prior to such day (or if such day is not a U.S. Government Securities Business Day, the immediately preceding U.S. Government Securities Business Day), plus 1.00% (this clause (ii), the "Alternate Base Rate"), subject in the case of this clause (ii) to a floor of 1.50% per annum, plus, in the case of this clause (ii), an applicable margin of 2.75%. The average interest rate on outstanding term loan borrowings under the Credit Agreement as of December 31, 2023 was approximately 7.1% per annum, after giving effect to the interest rate swap agreements discussed below.

Interest on revolving credit loans accrues, at CUSA's option, at either (i) the Term SOFR Rate plus an applicable margin that ranges from 3.00% to 3.50% per annum, or (ii) the Alternate Base Rate, subject, in the case of this clause (ii) to a floor of 1.00% per annum, plus, in the case of this clause (ii), an applicable margin that ranges from 2.00% to 2.50%. The applicable margin with respect to revolving credit loans is a function of the Consolidated Net Senior Secured Leverage Ratio as defined in the Credit Agreement. As of December 31, 2023, the applicable margin was 3.25%, however, there were no borrowings outstanding under the revolving line of credit. In addition, CUSA is required to pay a commitment fee on the revolving line of credit that accrues at a rate ranging from 0.20% to 0.375% per annum of the daily unused portion of the revolving line of credit. The commitment fee rate is a function of the Consolidated Net Senior Secured Leverage Ratio and was 0.25% at December 31, 2023.

CUSA’s obligations under the Credit Agreement are guaranteed by Holdings and certain subsidiaries of Holdings other than CUSA (the “Other Guarantors”) and are secured by security interests in substantially all of CUSA’s, Holdings’ and the Other Guarantors’ personal property.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on the ability of Holdings, CUSA and their subsidiaries to: merge, consolidate, liquidate, or dissolve; sell, transfer or otherwise dispose of assets; create, incur or permit to exist certain indebtedness and liens; pay dividends, repurchase stock and make other Restricted Payments (as defined in the Credit Agreement); prepay certain indebtedness; make investments; enter into transactions with affiliates; and change the nature of their business. At any time that CUSA has revolving credit loans outstanding, it is not permitted to allow the Consolidated Net Senior Secured Leverage Ratio to exceed 3.5 to 1.0 for any period of four consecutive fiscal quarters ending on the last day of any fiscal quarter. As of December 31, 2023, there were no revolving credit loans outstanding under the revolving line of credit, and CUSA’s Consolidated Net Senior Secured Leverage Ratio was 0.3 to 1.0.

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

The Restricted Payments covenant, as defined in the Credit Agreement generally does not limit the ability of Holdings and its subsidiaries to pay dividends and make other Restricted Payments if the Consolidated Net Total Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 2.75 to 1.00. If the Consolidated Net Total Leverage Ratio is greater than 2.75 to 1.00, but not greater than 5.00 to 1.00, Restricted Payments generally may be made in an aggregate amount not to exceed the Available Amount (as defined in the Credit Agreement), which is a function of CUSA’s Consolidated EBITDA minus 1.75 times its Consolidated Interest Expense (as such terms are defined in the Credit Agreement) and certain other factors as specified in the Credit Agreement. As of December 31, 2023, the Consolidated Net Total Leverage Ratio was 2.13 to 1.00 and the Available Amount was $599.1. In addition, the Credit Agreement contains other baskets that allow certain Restricted Payments in excess of the Applicable Amount.

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

8.75% Secured Notes

On April 20, 2020, CUSA issued $250.0 in aggregate principal amount of 8.75% senior secured notes due 2025 (the “8.75% Secured Notes”). The 8.75% Secured Notes mature on May 1, 2025. Interest on the 8.75% Secured Notes is payable on May 1 and November 1 of each year.

CUSA may redeem the 8.75% Secured Notes in whole or in part at redemption prices specified in the indenture. Prior to May 1, 2024, CUSA, Inc. may redeem all or any part of the 8.75% Senior Notes at its option at 102.188% of the principal amount plus accrued and unpaid interest on the 8.75% Senior Notes to the date of redemption. On or after May 1, 2024, CUSA may redeem the 8.75% Senior Notes in whole or in part at 100% of the principal amount plus accrued and unpaid interest on the 8.75% Senior Notes to the date of redemption.

On May 1, 2023, CUSA redeemed $100.0 in principal amount of the 8.75% Secured Notes plus accrued interest thereon for $106.6 in cash. Following the redemption, $150.0 in aggregate principal amount of the 8.75% Secured Notes remains outstanding. As a result of the redemption, CUSA recognized a loss on extinguishment of debt totaling $3.4, which includes a $2.2 premium paid on the redemption of bonds and a $1.2 write-off of unamortized debt issuance costs, and is reflected in “Loss on debt extinguishment and refinancing” in the Company’s consolidated statement of income for the year ended December 31, 2023.

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

The Company recorded a loss on extinguishment of debt of $2.6 during the year ended December 31, 2021, which included the write-off of $1.2 of unamortized debt issuance costs and the payment of $1.4 in tender and legal fees.

Additional Borrowings of International Subsidiaries

During the years ended December 31, 2020 and 2021, certain of CUSA’s international subsidiaries borrowed an aggregate of $35.8 under various local bank loans, with original maturity dates ranging between November 2022 and January 2029. During the years ended December 31, 2022 and 2023, the Company repaid $21.5 and $4.1, respectively, of these bank loans. The remaining bank loan outstanding at December 31, 2023 is for our Brazil subsidiary and matures in January 2029. The current interest rate on the remaining bank loan outstanding at December 31, 2023 is 4.0%.

Covenant Compliance

The indentures governing the 5.875% Senior Notes, the 5.25% Senior Notes and the 8.750% Secured Notes ("the indentures") contain covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2023, Cinemark USA, Inc. could have distributed up to approximately $3,556.8 to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indentures, subject to its available cash and other borrowing restrictions outlined in the

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

indentures. Upon a change of control, as defined in the indentures, Cinemark USA, Inc. would be required to make an offer to repurchase the 5.875% Senior Notes, the 5.25% Senior Notes and the 8.750% Secured Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indentures allow Cinemark USA, Inc. to incur additional indebtedness if we satisfy the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2023 was 5.5 to 1.

See discussion of dividend restrictions and the consolidated net senior secured leverage ratio under the Credit Agreement at Senior Secured Credit Facility above.

As of December 31, 2023, the Company believes it was in full financial compliance with all agreements, including related covenants, governing its outstanding debt.

Debt Maturity

Holdings' long-term debt, excluding unamortized debt issuance costs, at December 31, 2023 matures as follows:

2024	$7.8
2025	617.7
2026	412.7
2027	7.7
2028	772.7
Thereafter	613.5
Total (1)	$2,432.1
(1)
The only difference between the long-term debt maturity payments for Holdings, as presented above, and those for CUSA is the $460.0 repayment of Holdings’ 4.50% Convertible Senior Notes in 2025.

Interest Rate Swap Agreements

Effective May 31, 2023, in conjunction with the amendment of its Credit Agreement, the Company amended its three then existing interest rate swap agreements to update the reference rate from LIBOR to Term SOFR, and the Company applied the optional relief provided in FASB ASC Topic 848 prospectively to account for this modification. Topic 848 provides optional expedients that allow an entity not to dedesignate an existing hedging relationship when critical terms of the agreement are modified, but rather allow an existing hedging relationship to continue when one or more of the critical terms in the existing hedging agreement change because of reference rate reform. Therefore, the Company did not dedesignate the hedging relationship due to the amendment of its existing interest rate swap agreements on May 31, 2023, and accumulated losses due to the fair value adjustments on the interest rate swaps remained in other comprehensive income.

Effective November 30, 2023, the Company amended and extended its then existing $175.0 notional amount interest rate swap agreement to extend the maturity date to December 31, 2026. Upon amending the interest rate swap agreement effective November 30, 2023, the Company determined that the interest payments hedged with the agreement are still probable to occur, therefore the gain that accumulated on the swap prior to the amendment of $5.1 is being amortized to interest expense through December 31, 2024, the original maturity date of the swap.

Approximately $4.5, $4.5 and $(6.4) was recorded in amortization of accumulated losses (gains) for amended swaps in the consolidated income statement for the years ended December 31, 2021, 2022 and 2023, respectively.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Below is a summary of the Company’s interest rate swap agreements designated as cash flow hedges as of December 31, 2023:

					Estimated
					Fair Value at
Notional					December 31,
Amount		Pay Rate	Receive Rate	Expiration Date	2023 (1)
$137.5	(2)	2.15%	1-Month Term SOFR	December 31, 2024	$3.5
$137.5	(3)	2.08%	1-Month Term SOFR	December 31, 2024	3.5
$175.0		3.20%	1-Month Term SOFR	December 31, 2026	2.9
				Total	$9.9
(1)
Approximately $9.7 of the total is included in prepaid expenses and other and $0.2 is included in deferred charges on the consolidated balance sheet as of December 31, 2023.
(2)
In January 2024, the Company amended and extended one of its two then existing $137.5 notional amount interest rate swap agreements to amend the pay rate to 3.17% and extend the maturity date to December 31, 2027, effective January 31, 2024.
(3)
In February 2024, the Company amended and extended the second of its two then existing $137.5 notional amount interest rate swap agreements to amend the pay rate to 3.21% and extend the maturity date to December 31, 2026, effective February 29, 2024.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Below is a summary of assets measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of the periods presented:

	As of	Carrying	Fair Value
Description	December 31,	Value	Level 1	Level 2	Level 3
Interest rate swap assets (1)	2022	$20.4	$—	$20.4	$—

Interest rate swap assets (1)	2023	$9.9	$—	$9.9	$—
Investment in NCMI (2)	2023	$18.1	$—	$18.1	$—

(1) See further discussion of interest rate swaps at Note 14.

(2) See further discussion of investment in NCMI at Note 9.

The Company also uses the market and income approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 1 and Note 12). Additionally, the Company uses the market approach to estimate the fair value of its long-term debt (see Note 14). There were no changes in valuation techniques during the period. There were no transfers in or out of Level 1, Level 2 or Level 3 during the years ended December 31, 2021, 2022 and 2023.

16.
FOREIGN CURRENCY TRANSLATION

The accumulated other comprehensive loss account in Holdings’ stockholders’ equity of $353.2 and $363.9 and CUSA’s stockholder’s equity of $356.3 and $366.7, each at December 31, 2022 and 2023, respectively, each primarily includes cumulative foreign currency net losses of $389.8 and $384.9, at December 31, 2022 and 2023, from translating the financial statements of the Company’s international subsidiaries and the cumulative changes in fair value of the interest rate swap agreements that are designated as hedges.

As of December 31, 2023, all foreign countries where the Company has operations are non-highly inflationary, other than Argentina. In non-highly inflationary countries, the local currency is the same as the functional currency and any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss. The Company deemed Argentina to be highly inflationary beginning July 1, 2018. A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The financial information of the Company’s Argentina subsidiaries has been remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective beginning July 1, 2018.

During 2019, the Argentine government instituted exchange controls restricting the ability of entities and individuals to exchange Argentine pesos for foreign currencies and to remit foreign currency out of Argentina. As a result of these currency exchange controls, markets in Argentina developed a legal trading mechanism known as the Blue Chip Swap that allows entities to transfer U.S. dollars out of and into Argentina. In a Blue Chip Swap transaction, an entity buys U.S. dollar denominated securities in Argentina using Argentine pesos, and subsequently sells the securities for U.S. dollars, in Argentina, to access U.S. dollars locally, or outside of Argentina, by transferring the securities abroad, prior to being sold (the latter commonly known as Blue Chip Swap Rate). The Blue Chip Swap rate is the implicit exchange rate resulting from the Blue Chip Swap transaction. The Blue Chip Swap rate can diverge significantly from Argentina’s official exchange rate. During the year ended December 31, 2023, the Company entered into Blue Chip Swap transactions that resulted in a loss of approximately $12.4 which is reflected in “Foreign currency exchange and other related loss” in the Company’s consolidated statement of income for the year ended December 31, 2023.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Below is a summary of the impact of translating the financial statements of the Company’s international subsidiaries for the periods presented.

				Other Comprehensive
				Income (Loss)
	Exchange Rate as of December 31,			Year Ended December 31,
Country	2021	2022	2023	2021	2022	2023
Brazil	5.57	5.29	4.85	$(4.7)	$2.7	$5.5
Colombia	3,981.16	4,810.19	3,885.85	(0.1)	—	1.20
Chile	852.02	852.00	879.54	(10.9)	0.3	(3.1)
Peru	4.02	3.81	3.75	(2.8)	1.3	0.3
All other				(0.3)	0.3	1.0
				$(18.8)	$4.6	$4.9

As noted above, beginning July 1, 2018, Argentina was deemed highly inflationary. The impact of translating Argentina’s financial results to U.S. dollars, subsequent to June 30, 2018, has been recorded in foreign currency exchange gain (loss) on the Company’s consolidated statements of income (loss). A foreign currency exchange gain (loss) of $0.2, $8.5, and $(24.2), excluding the impact of the Blue Chip Swap transactions noted above, was recorded for the years ended December 31, 2021, 2022 and 2023, respectively.

17.
NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in subsidiaries of the Company were as follows as of the periods presented:

	December 31,
	2022	2023
Cinemark Partners II	$7.7	$7.4
Laredo Theatres	0.2	0.3
Greeley Ltd.	0.9	0.8
Other	0.5	0.5
Total	$9.3	$9.0

There were no changes in the Company’s ownership interest in these subsidiaries during the years ended December 31, 2021, 2022 and 2023.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Treasury Stock - Holdings

Treasury stock represents shares of common stock repurchased by Holdings and not yet retired. Holdings has applied the cost method in recording its treasury shares. Below is a summary of Holdings’ treasury stock activity for the years ended December 31, 2021, 2022 and 2023.

	Number of Treasury Shares	Cost
Balance at January 1, 2021	5.05	$87.0
Restricted stock withholdings (1)	0.24	4.1
Restricted stock forfeitures (2)	0.06	—
Balance at December 31, 2021	5.35	$91.1
Restricted stock withholdings (1)	0.26	4.3
Restricted stock forfeitures (2)	0.07	—
Balance at December 31, 2022	5.68	$95.4
Restricted stock withholdings (1)	0.22	2.9
Restricted stock forfeitures (2)	0.10	—
Balance at December 31, 2023	6.00	$98.3
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

	Year Ended December 31,
	2021	2022	2023
Market Values	$15.21 to $24.14	$12.11 to $18.33	$11.16 to $18.36
(2)
Holdings repurchased forfeited restricted shares at a cost of $0.001 per share in accordance with the 2017 Omnibus Plan.

As of December 31, 2023, Holdings had no plans to retire any shares of its treasury stock.

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

Restricted Stock

Below is a summary of restricted stock activity for the years ended December 31, 2021, 2022 and 2023:

	Year Ended		Year Ended		Year Ended
	December 31, 2021		December 31, 2022		December 31, 2023
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1	1.43	$21.11	1.99	$21.73	1.85	$20.64
Granted	1.24	$21.91	0.88	$16.40	1.38	$12.07
Vested	(0.62)	$20.92	(0.95)	$19.13	(0.78)	$21.04
Forfeited	(0.06)	$18.96	(0.07)	$18.91	(0.10)	$16.40
Outstanding at December 31	1.99	$21.73	1.85	$20.64	2.35	$15.67

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

During the year ended December 31, 2023, Holdings granted 1.4 shares of its restricted stock to certain CUSA employees and to Holdings’ directors. The fair value of the restricted stock granted was determined based on the market value of the Holdings’ common stock on the grant dates, which ranged from $11.19 to $19.07 per share for the 2023 grants. The Company assumed forfeiture rates ranging from 0% to 10% for the restricted stock awards granted in 2023. The restricted stock granted to employees vests over periods ranging from one to three years based on continued service. The recipients of restricted stock are entitled to receive non-forfeitable dividends and to vote their respective shares, however, the sale and transfer of the restricted stock is prohibited during the restriction period.

Below is a summary of restricted stock award activity recorded for the periods indicated.

	Year Ended December 31,
	2021	2022	2023
Compensation expense recognized during the period:
CUSA employees (1)	$22.0	$14.8	$15.1
Holdings directors	0.9	1.0	1.2
Total recognized by Holdings	$22.9	$15.8	$16.3

Fair value of vested restricted stock held by:
CUSA employees	$9.7	$15.3	$9.1
Holdings directors	1.3	0.6	1.3
Holdings total	$11.0	$15.9	$10.4

Income tax benefit recognized upon vesting of restricted stock awards held by:
CUSA employees	$0.8	$2.7	$0.6
Holdings directors	0.3	0.1	0.3
Holdings total income tax benefit	$1.1	$2.8	$0.9
(1)
The former CEO of Holdings retired on December 31, 2021, and all of his outstanding unvested shares vested upon his retirement in accordance with his employment agreement. The Company recorded incremental compensation expense of $4.3 related to the accelerated vesting of these awards during the year ended December 31, 2021.

As of December 31, 2023, the estimated remaining unrecognized compensation expense related to the unvested restricted stock awards was as follows:

Estimated
Remaining
Expense
CUSA employees (1)	$17.8
Holdings directors	0.6
Total remaining - Holdings (1)	$18.4

(1) The weighted average period over which this remaining compensation expense will be recognized by both Holdings and CUSA is approximately 1.5 years.

Performance Stock Units

Holdings granted performance awards in the form of performance stock units (“PSUs”), formerly referred to as restricted stock units, in 2020, 2022 and 2023. Based upon the terms of the award agreements, the performance stock units vest based on a combination of financial performance factors and continued service.

The financial performance factors for the performance stock units have a threshold, target and maximum level of payment opportunity and vest on a prorata basis according to the performance level achieved by the Company during the performance period against the performance goals. At the time of the performance stock unit grants, the Company assumes the financial performance target will be reached for the defined measurement period in determining the amount of compensation expense to record for such grants. If and when additional information becomes available to indicate that something other than the target level will be achieved, the Company adjusts compensation expense on a prospective basis over the remaining service period.

Grantees of performance stock units are eligible to receive a ratable portion of the common stock issuable if the achievement of the performance goals is within the targets previously noted. All performance stock units granted will be paid in the form of Holdings’ common stock if the participant continues to provide services through the third anniversary of the respective grant date. Performance stock unit award participants are eligible to receive dividend

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

equivalent payments from the grant date to the extent declared by Holdings if, and at the time, the performance stock unit awards vest.

2023 awards - During the year ended December 31, 2023, Holdings granted performance awards in the form of performance stock units. Each PSU that vests will result in the issuance of one share of Holdings’ common stock. The maximum number of shares issuable under the performance awards granted during 2023 is approximately 1.5 shares of Holdings' common stock. The grant date fair value for the units issued was determined based on the closing price of Holdings' common stock on the date of grant, which was $11.68 per share. The performance metrics for these performance awards are based upon cumulative three-year Adjusted EBITDA and consolidated cash flows, and payout levels are determined based upon the achievement of pre-established criteria for these metrics as defined in the award agreement. Based upon the terms of the award agreement, PSUs vest based on a combination of performance factors and continued service. The performance measurement period for the PSUs is three years, January 1, 2023 through December 31, 2025 and the service period ends on February 20, 2026. Below is a summary of the performance metrics and measurement period for these performance awards:

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

2022 awards - During the year ended December 31, 2022, Holdings granted performance awards in the form of performance stock units. The maximum number of shares issuable under the performance awards granted during 2022 is 0.8 shares of Holdings’ common stock. The grant date fair value for the units issued during the year ended December 31, 2022 was determined based on the closing price of Holdings’ common stock on the date of grant, which was $16.65 per share. The financial performance metrics are based upon the achievement of pre-established criteria for revenue and consolidated cash flows as defined in the award agreement. Based upon the terms of the award agreement, PSUs vest based on a combination of performance factors and continued service. The performance measurement period for the financial performance metrics is one year, and there is an additional two-year service requirement.

2021 awards -There were no performance stock awards granted during the year ended December 31, 2021. During the year ended December 31, 2021, the Compensation Committee of Holdings’ Board of Directors (“Compensation Committee”) evaluated the impact of the COVID-19 pandemic on the performance metric used for the performance stock unit awards granted during 2019 and 2020 and determined that the COVID-19 pandemic significantly impacted Holdings’ ability to meet the performance metric. The Compensation Committee made a discretionary decision to certify the vest of the 2019 and 2020 performance stock unit awards at target based upon the unforeseen, external circumstances that were beyond management’s control, the projected macroeconomic conditions through 2021 and beyond, and the uncertain timing as to the recovery of the Company’s industry. The requirement to satisfy the applicable service period under the performance stock unit awards was not changed. In addition, the Compensation Committee determined that it would not be appropriate to issue performance awards during 2021 due to the aforementioned macroeconomic conditions and industry recovery. In lieu of performance stock units, the Compensation Committee granted restricted stock with a four-year vest period.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Below is a summary of performance stock unit activity for the periods presented:

	Year Ended December 31,
	2021	2022	2023
Number of performance stock unit awards that vested during the period	0.23	0.10	0.14
Fair value of performance stock unit awards that vested during the period	$4.1	$1.7	$1.8
Accumulated dividends paid upon vesting of performance stock unit awards	$0.1	$0.3	$0.2
Compensation expense recognized during the period (1)	$6.4	$5.7	$8.7
Income tax benefit (expense) related to stock unit awards	$0.7	$—	$(0.8)
(1)
The former CEO of Holdings retired on December 31, 2021 and all of his outstanding unvested restricted stock units vested upon his retirement in accordance with his employment agreement. Holdings recorded incremental compensation expense of $2.4 related to the accelerated vesting of these awards during the year ended December 31, 2021.

As of December 31, 2023, the estimated remaining unrecognized compensation expense related to the outstanding performance stock unit awards was $12.6. The weighted average period over which this remaining compensation expense will be recognized is approximately 1.7 years. As of December 31, 2023, Holdings had performance stock units outstanding that represented a total of 1.7 hypothetical shares of common stock, net of estimated forfeitures, reflecting actual certified performance levels, which was target for PSUs granted during 2020 and maximum performance level for PSUs granted during 2022, and an estimated performance level for the 2023 grant slightly above target.
19.
SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows:

	Year Ended December 31,
	2021	2022	2023
Cash paid for interest by Holdings (1)	$108.2	$140.7	$151.3
Cash paid for interest by CUSA	$87.8	$109.1	$130.6
(Refunds received) cash paid for income taxes, net	$(136.5)	$4.6	$22.3
Cash deposited in (transferred from) restricted accounts (2)	$11.9	$(14.9)	$(10.8)
Noncash operating activities:
Interest expense - NCM (see Note 9)	$(23.6)	$(23.2)	$(22.6)
Noncash investing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (3)	$20.1	$(3.8)	$5.4
Theatre properties acquired under finance leases	$0.7	$—	$—
Investment in NCMI/NCM – receipt of common units (see Note 9)	$10.2	$1.3	$—
(1)
Includes the cash interest paid by CUSA.
(2)
Represents cash deposited in (transferred out) of collateral account during the period to support the issuance of letters of credit to lenders, net of returned deposits from such accounts upon the repayment of related debt.
(3)
Additions to theatre properties and equipment included in accounts payable as of December 31, 2022 and 2023 were $12.0 and $6.6 respectively.
20.
INCOME TAXES

Holdings

The provision for federal and foreign income tax expense for continuing operations of Holdings consisted of the following:

	Year Ended December 31,
	2021	2022	2023
(Loss) income before income taxes:
U.S.	$(389.2)	$(286.9)	$151.4
Foreign	(49.8)	21.9	70.0
Total	$(439.0)	$(265.0)	$221.4

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Current and deferred income taxes for Holdings were as follows:

	Year Ended December 31,
	2021	2022	2023
Current:
Federal	$4.0	$1.9	$2.2
Foreign	0.8	9.2	14.2
State	1.0	1.2	2.9
Total current expense	5.8	12.3	19.3
Deferred:
Federal	$(20.2)	$(2.7)	$15.8
Foreign	0.4	(2.4)	(5.7)
State	(2.8)	(4.2)	0.5
Total deferred taxes	(22.6)	(9.3)	10.6
Income taxes	$(16.8)	$3.0	$29.9

A reconciliation between Holdings’ income tax expense and taxes computed by applying the applicable statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2021	2022	2023
Computed statutory tax expense	$(92.2)	$(55.7)	$46.5
State and local income taxes, net of federal income tax impact	(1.4)	(2.2)	5.4
Changes in valuation allowance	76.3	60.6	(63.9)
Foreign tax rate differential	(4.5)	1.3	1.4
Foreign tax credits	—	(4.0)	(13.0)
Changes in uncertain tax positions	7.5	1.6	(0.9)
U.S. tax impact of foreign operations	0.8	(1.6)	10.3
Return to provision	(5.1)	1.4	(3.3)
Expiration of attribute carryforwards	0.6	—	37.1
Permanent differences	5.4	4.6	8.6
Other, net	(4.2)	(3.0)	1.7
Income taxes	$(16.8)	$3.0	$29.9

CUSA

The provision for federal and foreign income tax expense for continuing operations of CUSA consisted of the following:

	Year Ended December 31,
	2021	2022	2023
(Loss) income before income taxes:
U.S.	$(362.6)	$(263.7)	$167.0
Foreign	(49.8)	21.9	70.0
Total	$(412.4)	$(241.8)	$237.0

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Current and deferred income taxes for CUSA were as follows:

	Year Ended December 31,
	2021	2022	2023
Current:
Federal	$4.0	$1.9	$2.8
Foreign	0.8	9.2	14.2
State	1.0	1.2	2.9
Total current expense	5.8	12.3	19.9
Deferred:
Federal	$(36.7)	$(16.2)	$13.8
Foreign	0.4	(2.4)	(5.7)
State	(1.8)	(6.8)	0.4
Total deferred taxes	(38.1)	(25.4)	8.5
Income taxes	$(32.3)	$(13.1)	$28.4

A reconciliation between CUSA’s income tax expense and taxes computed by applying the applicable statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2021	2022	2023
Computed statutory tax expense	$(86.6)	$(50.8)	$49.8
State and local income taxes, net of federal income tax impact	(0.7)	(4.2)	5.9
Changes in valuation allowance	54.3	41.8	(68.6)
Foreign tax rate differential	(4.5)	1.3	1.4
Foreign tax credits	—	(4.0)	(12.9)
Changes in uncertain tax positions	5.7	1.6	(0.9)
U.S. tax impact of foreign operations	0.8	(1.6)	10.4
Return to provision	(3.2)	1.2	(3.3)
Expiration of attribute carryforwards	0.6	—	36.4
Permanent differences	5.5	4.5	8.6
Other, net	(4.2)	(2.9)	1.6
Income taxes	$(32.3)	$(13.1)	$28.4

.

As of December 31, 2023, the Company will not indefinitely reinvest $2.0 of accumulated undistributed losses of its Curacao subsidiary. As of December 31, 2023, the Company had approximately $157.6 of accumulated undistributed earnings and profits which it considers to be indefinitely reinvested. Of this indefinitely reinvested amount, approximately $159.3 was subject to the one-time transition tax pursuant to the 2017 Tax Cuts and Jobs Act. Additional tax due on the repatriation of these previously-taxed earnings would generally be foreign withholding and U.S. state income taxes. The Company does not intend to repatriate these offshore earnings and profits, and therefore has not recorded any deferred taxes on such earnings. The Company considers any excess of the amount for financial reporting over the tax basis of its investment in these foreign subsidiaries to be indefinitely reinvested. At this time, the determination of deferred tax liabilities on this amount is not practicable.

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

(in millions, except per share data)

Deferred Income Taxes

Holdings

The tax effects of significant temporary differences and tax loss and tax credit carryforwards comprising the net long-term deferred income tax liabilities for Holdings as of the periods presented consisted of the following:

	December 31,
	2022	2023
Deferred liabilities:
Theatre properties and equipment	$76.9	$68.4
Finance lease assets	16.0	13.3
Operating lease right-of-use assets	274.3	248.8
Intangible asset – other	49.6	55.8
Intangible asset – tradenames	68.9	69.5
Total deferred liabilities	485.7	455.8
Deferred assets:
Deferred revenue – NCM and Other	82.6	82.2
Prepaid rent	4.1	2.7
Gift cards	8.8	9.7
Investment in partnerships	5.2	1.4
Operating lease obligations	296.1	269.0
Finance lease obligations	21.6	18.6
Tax impact of items in accumulated other comprehensive income and additional paid-in-capital	16.4	13.4
Restricted stock	5.1	4.5
Accrued expenses	3.7	2.9
Other tax loss carryforwards	126.1	82.7
Other tax credit and attribute carryforwards	193.5	179.3
Other expenses, not currently deductible for tax purposes	14.9	11.7
Total deferred assets	778.1	678.1
Net deferred income tax (asset) liability before valuation allowance	(292.4)	(222.3)
Valuation allowance against deferred assets – non-current	326.1	266.3
Net deferred income tax liability	$33.7	$44.0
Net deferred tax (asset) liability – Foreign	$4.7	$(0.1)
Net deferred tax liability – U.S.	29.0	44.1
Total	$33.7	$44.0

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

CUSA

The tax effects of significant temporary differences and tax loss and tax credit carryforwards comprising the net long-term deferred income tax liabilities for CUSA as of the periods presented consisted of the following:

	December 31,
	2022	2023
Deferred liabilities:
Theatre properties and equipment	$76.7	$68.2
Finance lease assets	15.9	13.2
Operating lease right-of-use assets	273.9	248.1
Intangible asset – other	49.5	55.7
Intangible asset – tradenames	68.8	69.3
Tax impact of items in accumulated other comprehensive income and additional paid-in-capital	5.3	1.4
Total deferred liabilities	490.1	455.9
Deferred assets:
Deferred revenue – NCM and Other	82.4	82.0
Prepaid rent	4.1	2.7
Gift Cards	8.8	9.7
Investment in partnerships	5.2	1.4
Operating lease obligations	295.6	268.3
Finance lease obligations	21.6	18.6
Restricted stock	4.9	4.3
Accrued expenses	3.7	2.9
Other tax loss carryforwards	122.0	80.0
Other tax credit and attribute carryforwards	174.1	149.0
Other expenses, not currently deductible for tax purposes	14.8	11.5
Total deferred assets	737.2	630.4
Net deferred income tax (asset) liability before valuation allowance	(247.1)	(174.5)
Valuation allowance against deferred assets – non-current	283.2	218.5
Net deferred income tax liability	$36.1	$44.0
Net deferred tax (asset) liability – Foreign	$4.7	$(0.1)
Net deferred tax liability – U.S.	31.4	44.1
Total	$36.1	$44.0

Federal net operating losses and interest expense limitation carryforwards have an indefinite carryforward period. Foreign net operating losses have varying carryforward periods with some being indefinite. Similarly, state net operating losses have varying carryforward periods with some being indefinite. Foreign tax credits have a 10 year carryforward period. A majority of the Company’s foreign tax credit carryforwards expire in 2026 and 2027, with the remainder expiring in future periods.

The Company assesses the likelihood that it will be able to recover its deferred tax assets against future sources of taxable income and reduces the carrying amounts of deferred tax assets by recording a valuation allowance, if, based on all available evidence, the Company believes it is more likely than not that all or a portion of such assets will not be realized. As of the year ended December 31, 2023, the Company remained in a three-year cumulative pre-tax loss domestically and in certain foreign jurisdictions. This is heavily weighted as objectively verifiable negative evidence and, as a result, the Company is unable to include future projected earnings in assessing the recoverability of its deferred tax assets in these jurisdictions.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The Company’s valuation allowance changed from $326.1 as of December 31, 2022 to $266.3 as of December 31, 2023. CUSA’s valuation allowance changed from $283.2 as of December 31, 2022 to $218.5 as of December 31, 2023. The decrease primarily relates to a release of valuation allowances previously recorded against certain expiring foreign tax credits and foreign loss carryforwards, as well as net deferred tax assets in certain foreign jurisdictions. The remaining valuation allowance associated with these deferred tax assets is primarily a result of not having sufficient income from deferred tax liability reversals in future periods to support the realization of the deferred tax assets. When the Company begins to generate taxable income at a normal level, the Company expects to reverse the valuation allowances with an offsetting increase to reported earnings. There is a possibility that within the next 12 months, sufficient positive evidence may become available to reach a conclusion that a portion of the valuation allowance in certain foreign jurisdictions will no longer be required.

Holdings’ valuation allowance for deferred tax assets, which includes CUSA’s valuation allowance for deferred tax assets, and CUSA’s valuation for deferred tax assets, for the periods presented were as follows:

	Valuation Allowance for Deferred Taxes
	Holdings	CUSA
Balance at January 1, 2021	$203.6	$203.6
Additions	69.1	52.5
Deductions	(4.3)	(10.9)
Currency translation	(4.3)	(4.3)
Balance at December 31, 2021	$264.1	$240.9
Additions	67.0	47.0
Deductions	(5.3)	(4.9)
Currency translation	0.3	0.2
Balance at December 31, 2022	$326.1	$283.2
Additions	16.6	5.9
Deductions	(83.0)	(77.2)
Currency translation	6.6	6.6
Balance at December 31, 2023	$266.3	$218.5

Uncertain Tax Positions

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for Holdings for the periods presented:

	Year Ended December 31,
	2021	2022	2023
Balance at January 1,	$46.5	$55.9	$55.8
Gross increases - tax positions in prior periods	7.7	—	2.2
Gross decreases - tax positions in prior periods	(1.6)	(0.2)	(5.1)
Gross increases - current period tax positions	3.4	0.1	0.2
Statute of limitations expiration	(0.1)	—	(0.2)
Balance at December 31,	$55.9	$55.8	$52.9

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for CUSA for the periods presented:

	Year Ended December 31,
	2021	2022	2023
Balance at January 1,	$46.5	$54.0	$53.9
Gross increases - tax positions in prior periods	5.8	—	2.2
Gross decreases - tax positions in prior periods	(1.6)	(0.2)	(5.1)
Gross increases - current period tax positions	3.4	0.1	0.2
Statute of limitations expiration	(0.1)	—	(0.2)
Balance at December 31,	$54.0	$53.9	$51.0

Holdings had $64.3 and $64.1 of unrecognized tax benefits, including interest and penalties, as of December 31, 2022 and 2023, respectively. Of these amounts, $64.3 and $64.1 represent the amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate for the years ended December 31, 2022 and 2023, respectively. CUSA had $62.5 and $62.2 of unrecognized tax benefits, including interest and penalties, as of December 31, 2022 and 2023, respectively. Of these amounts, $62.5 and $62.2 represent the amount of unrecognized

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

tax benefits that, if recognized, would impact the effective income tax rate for the years ended December 31, 2022 and 2023, respectively. Holdings and CUSA had $8.5 and $11.1 accrued for interest and penalties as of December 31, 2022 and 2023, respectively. The Company believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $35.9 within the next 12 months as a result of resolution of examination with taxing authorities.

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

The Company is no longer subject to income tax audits from the Internal Revenue Service for years before 2018. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2019. The Company is no longer subject to non-U.S. income tax examinations by tax authorities in its major non-U.S. tax jurisdictions for years before 2008.

The Company is currently under IRS audit for tax years 2019 and 2020 and is under audit in the non-U.S. tax jurisdiction of Brazil.

21.
COMMITMENTS AND CONTINGENCIES

Employment Agreements — As of December 31, 2023, the Company had employment agreements with Sean Gamble, Melissa Thomas, Valmir Fernandes and Michael Cavalier. These employment agreements are subject to automatic extensions for a one year period, unless the employment agreements are terminated. The base salaries stipulated in the employment agreements are subject to review at least annually during the term of the agreements for increase (but not decrease) by the Company’s Compensation Committee. Management personnel subject to these employment agreements are eligible to receive annual cash incentive bonuses upon the Company meeting certain performance targets established by the Compensation Committee.

Retirement Savings Plan — The Company has a 401(k) retirement savings plan (“401(k) Plan”) for the benefit of all eligible U.S. based employees and makes discretionary matching contributions as determined annually in accordance with the 401(k) Plan. Employer matching contribution payments of $5.7 and $6.4 were made during the years ended December 31, 2022 and 2023, respectively. A liability of approximately $0.9 was recorded as of December 31, 2023 for employer contribution payments to be made in 2024 for the remaining amounts owed for plan year 2023.

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

National CineMedia LLC Bankruptcy. On June 3, 2023, NCM filed an Emergency Motion for Entry of an Order (1) approving and Authorizing Debtor to Enter into and Perform Under (a) the Termination and Settlement Agreement and (b) the Network Affiliate Transaction Agreement with Regal Cinemas, Inc. (the “9019 Motion”). The 9019 Motion requested an order, among other things, that the most favored nations clause (the “MFN”) in Cinemark’s Exhibitor Services Agreement was not triggered by the Network Affiliate Transaction Agreement with Regal Cinemas, Inc. On June 14, 2023, Cinemark filed an objection to the 9019 Motion. On June 26, 2023, the bankruptcy court entered a confirmation order, which among other things, approves NCM’s assumption of Cinemark’s Exhibitor Services Agreement but fails to preserve or recognize Cinemark’s rights under the MFN with respect to the Network Affiliate Transaction Agreement. Cinemark has appealed the confirmation order in the United States District Court for the Southern District of Texas, Houston Division. The Company cannot predict the outcome of this appeal.

22.
SEGMENTS - HOLDINGS

The international market and U.S. market are managed as separate reportable operating segments, with the international segment consisting of operations in Brazil, Argentina, Chile, Colombia, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia and Paraguay. The Company closed its one theatre in Curacao in January 2023 and sold the shares of its Ecuador subsidiary in September 2023. See Note 8 for a discussion of the sale of our Ecuador subsidiary. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenue. Holdings uses Adjusted EBITDA, as shown in the reconciliation table below, as the primary measure of segment profit and loss to evaluate performance and allocate its resources. The Company does not report total assets by segment because that information is not used to evaluate the performance or allocate resources between segments.

Holdings revenue, Adjusted EBITDA and capital expenditures by reportable operating segment

The following table is a breakdown of selected financial information by reportable operating segment for Holdings for the periods presented:

	Year Ended December 31,
	2021	2022	2023
Revenue
U.S.	$1,296.3	$1,977.9	$2,428.1
International	216.9	484.5	651.4
Eliminations	(2.7)	(7.7)	(12.8)
Total Revenue	$1,510.5	$2,454.7	$3,066.7
Adjusted EBITDA (1)
U.S.	$84.2	$255.7	$463.9
International	(4.2)	80.8	130.2
Total Adjusted EBITDA	$80.0	$336.5	$594.1
Capital expenditures
U.S.	$78.3	$87.2	$111.5
International	17.2	23.5	38.0
Total capital expenditures	$95.5	$110.7	$149.5
(1)
Distributions from equity investees are reported entirely within the U.S. operating segment.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The following table sets forth a reconciliation of net (loss) income to Adjusted EBITDA for Holdings for the periods presented:

	Year Ended December 31,
	2021	2022	2023
Net (loss) income	$(422.2)	$(268.0)	$191.5
Add (deduct):
Income tax (benefit) expense	(16.8)	3.0	29.9
Interest expense (1)	149.7	155.3	150.4
Other expense (income), net (2)	43.5	23.6	(19.6)
Cash distributions from equity investees (3)	0.2	6.9	5.7
Depreciation and amortization	265.4	238.2	209.5
Impairment of long-lived and other assets	20.8	174.1	16.6
Restructuring costs	(1.0)	(0.5)	—
(Gain) loss on disposal of assets and other	8.0	(6.8)	(7.7)
Loss on debt extinguishment and refinancing	6.5	—	10.7
Non-cash rent expense	(3.4)	(10.8)	(17.9)
Share-based awards compensation expense	29.3	21.5	25.0
Adjusted EBITDA	$80.0	$336.5	$594.1
(1)
Includes amortization of debt issuance costs, amortization of original issue discount, and amortization of accumulated (gains) losses for amended swap agreements.
(2)
Includes interest income, foreign currency exchange and other related loss, interest expense – NCM and equity in income (loss) of affiliates and unrealized gain on investment in NCMI. Excludes distributions from NCM and DCIP.
(3)
Reflects cash distributions received from equity investees that were recorded as a reduction of the respective investment balances (see Note 10). These distributions are reported entirely within the U.S. operating segment.

Financial Information About Geographic Area

The following table sets forth a breakdown of select financial information for Holdings by geographic area for the periods presented:

	Year Ended December 31,
	2021	2022	2023
Revenue
U.S.	$1,296.3	$1,977.9	$2,428.1
Brazil	73.5	179.0	233.4
Other international countries	143.4	305.5	418.0
Eliminations	(2.7)	(7.7)	(12.8)
Total	$1,510.5	$2,454.7	$3,066.7

	As of December 31,
	2022	2023
Theatre properties and equipment, net
U.S.	$1,075.3	$1,002.1
Brazil	49.5	54.7
Other international countries	107.3	104.9
Total	$1,232.1	$1,161.7

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

23.
RELATED PARTY TRANSACTIONS

A subsidiary of the Company manages a theatre for Laredo Theatres, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, who is Lee Roy Mitchell’s son-in-law and Kevin Mitchell’s brother-in-law. Lee Roy Mitchell, our founder, owns, both directly and indirectly, approximately 8.5% of Holdings’ common stock and Kevin Mitchell is a member of Holdings’ Board of Directors. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenue. The Company recorded $0.4, $0.6 and $0.7 of management fee revenue during the years ended December 31, 2021, 2022 and 2023, respectively. All such amounts are included in each of Holdings’ and CUSA’s consolidated financial statements with the intercompany amounts eliminated in consolidation. During the years ended December 31, 2022 and 2023, the Company paid excess cash distributions of $2.7 and $1.3, respectively, to Lone Star Theatres, Inc. as required by the partnership agreement, which were recorded as a reduction of noncontrolling interests on each of Holdings’ and CUSA’s consolidated balance sheets.

Walter Hebert, Mr. Lee Roy Mitchell’s brother-in-law, previously served as the Executive Vice President – Purchasing of the Company and retired in July 2021. Mr. Hebert served as a consultant to the Company until July 2022. During the years ended December 31, 2021 and 2022, the Company paid Mr. Hebert $0.1 and $0.2 related to consulting services.

A subsidiary of the Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC to use, on occasion, a private aircraft owned by Copper Beech Capital, LLC. Copper Beech Capital, LLC is owned by Mr. Lee Roy Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Messrs. Lee Roy and Kevin Mitchell and other executives who accompany Mr. Lee Roy Mitchell to business meetings for the Company. The Company reimburses Copper Beech Capital, LLC the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip. The aggregate amount paid to Copper Beech Capital, LLC for the use of the aircraft was less than $0.1 for each of the years ended December 31, 2021, 2022 and 2023.

A subsidiary of the Company currently leases 12 theatres from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Holdings’ directors and is an officer of the general partner of Syufy. For the years ended December 31, 2021, 2022 and 2023, the Company paid total rent of approximately $23.3, $22.3 and $22.1, respectively, to Syufy. CUSA also provides digital equipment support to drive-in theatres owned by Syufy. The Company recorded management fees of approximately $0.1, $0.0 and $0.0 related to these services during the years ended December 31, 2021, 2022 and 2023, respectively.

A subsidiary of the Company has a 50% voting interest in FE Concepts, a joint venture with AWSR, an entity owned by Lee Roy Mitchell and Tandy Mitchell. FE Concepts operates a family entertainment center that offers bowling, gaming, movies and other amenities. See Note 10 for further discussion. The Company has a theatre services agreement with FE Concepts under which the Company receives service fees for providing film booking and equipment monitoring services for the facility. The Company recorded services fees of approximately $0.1, $0.1 and $0.1 related to this agreement during the years ended December 31, 2021, 2022 and 2023, respectively. During the year ended December 31, 2022, the Company received cash distributions of $4.0 from FE Concepts.

SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF CINEMARK HOLDINGS, INC.

CINEMARK HOLDINGS, INC.

PARENT COMPANY BALANCE SHEETS

(in millions, except share data)

	December 31,	December 31,
	2022	2023
Assets
Cash and cash equivalents	$247.2	$236.8
Interest receivable and other current assets	0.6	2.6
Investment in subsidiaries	372.5	591.2
Total assets	$620.3	$830.6
Liabilities and equity
Liabilities
Accrued other current liabilities, including accounts payable to subsidiaries	$61.5	$66.5
Long-term debt	451.0	454.4
Other long-term liabilities	(2.4)	(0.1)
Total liabilities	510.1	520.8
Commitments and contingencies (see Note 6)
Equity
Common stock, $0.001 par value: 300,000,000 shares authorized, 126,082,187 shares issued and 120,403,833 shares outstanding at December 31, 2022 and 127,598,774 shares issued and 121,596,206 shares outstanding at December 31, 2023	0.1	0.1
Additional paid-in-capital	1,219.3	1,244.3
Treasury stock, 5,678,354 and 6,002,568 shares, at cost, at December 31, 2022 and December 31, 2023, respectively	(95.4)	(98.3)
Accumulated deficit	(660.6)	(472.4)
Accumulated other comprehensive loss	(353.2)	(363.9)
Total equity	110.2	309.8
Total liabilities and equity	$620.3	$830.6

The accompanying notes are an integral part of the condensed financial information of Cinemark Holdings Inc.

SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF CINEMARK HOLDINGS, INC., CONTINUED

CINEMARK HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF INCOME (LOSS)

(in millions)

	Year Ended December 31,
	2021	2022	2023

Revenue	$—	$—	$—
Cost of operations	2.6	2.9	3.3
Operating loss	(2.6)	(2.9)	(3.3)
Interest expense	(24.1)	(24.1)	(24.1)
Interest income	0.1	3.8	11.8
Loss before income taxes and equity in (loss) income of subsidiaries	(26.6)	(23.2)	(15.6)
Income tax benefit (expense)	5.7	(16.1)	(1.5)
Equity in (loss) income of subsidiaries, net of taxes	(401.9)	(231.9)	205.3
Net (loss) income	$(422.8)	$(271.2)	$188.2

The accompanying notes are an integral part of the condensed financial information of Cinemark Holdings, Inc.

SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF CINEMARK HOLDINGS, INC., CONTINUED

CINEMARK HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Year Ended December 31,
	2021	2022	2023
Net (loss) income	$(422.8)	$(271.2)	$188.2
Other comprehensive (loss) income, net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes of $(0.7), $(2.8) and $1.2, and net of settlements	18.5	32.2	(9.2)
Foreign currency translation adjustments	(18.8)	4.6	4.9
Total other comprehensive (loss) income, net of tax	(0.3)	36.8	(4.3)
Comprehensive (loss) income attributable to Cinemark Holdings, Inc.	$(423.1)	$(234.4)	$183.9

The accompanying notes are an integral part of the condensed financial information of Cinemark Holdings Inc.

SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF CINEMARK HOLDINGS, INC., CONTINUED

CINEMARK HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2021	2022	2023
Operating Activities
Net (loss) income	$(422.8)	$(271.2)	$188.2
Adjustments to reconcile net (loss) income to cash used for operating activities:
Share-based awards compensation expense	0.9	1.0	1.2
Amortization of debt issuance costs	3.5	3.4	3.5
Equity in loss (income) of subsidiaries	401.9	231.9	(205.3)
Changes in other assets and liabilities	10.5	21.7	4.9
Net cash used for operating activities	(6.0)	(13.2)	(7.5)
Investing Activities
Contributions to subsidiaries	(120.0)	—	—
Net cash used for investing activities	(120.0)	—	—
Financing Activities
Restricted stock withholdings for payroll taxes	(4.1)	(4.3)	(2.9)
Net cash used for financing activities	(4.1)	(4.3)	(2.9)
Decrease in cash and cash equivalents	(130.1)	(17.5)	(10.4)
Cash and cash equivalents:
Beginning of period	394.8	264.7	247.2
End of period	$264.7	$247.2	$236.8

The accompanying notes are an integral part of the condensed financial information of Cinemark Holdings, Inc.

SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF CINEMARK HOLDINGS, INC., CONTINUED

CINEMARK HOLDINGS, INC.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

(in millions, except share and per share data)

1.
BASIS OF PRESENTATION

Cinemark Holdings, Inc. conducts substantially all of its operations through its subsidiaries. These statements should be read in conjunction with Cinemark Holdings Inc. and subsidiaries' consolidated financial statements and notes included elsewhere in this annual report on Form 10-K. There are significant restrictions over Cinemark Holdings, Inc.’s ability to obtain funds from its subsidiaries through dividends, loans or advances as contained in CUSA’s senior secured credit facility and the indentures to each of the 5.25% Senior Notes, the 5.875% Senior Notes and the 8.75% Secured Notes (collectively referred to herein as the “Notes”). These condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of Cinemark Holdings, Inc.’s subsidiaries under each of the debt agreements previously noted exceeds 25 percent of the consolidated net assets of Cinemark Holdings, Inc. As of December 31, 2023, the restricted net assets totaled approximately $427.8 million under the Notes. See Note 14 to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

2.
DIVIDEND PAYMENTS

Holdings suspended its quarterly dividend in March 2020 as a result of the COVID-19 pandemic. as discussed in Note 3 of the consolidated financial statements included elsewhere in this annual report on Form 10-K.

3.
DIVIDENDS AND DISTRIBUTIONS WITH SUBSIDIARIES

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

*****

UNAUDITED SUPPLEMENTAL SCHEDULES SPECIFIED BY THE SENIOR NOTES INDENTURES

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2023

(in millions)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$496.3	$116.1	$—	$612.4
Other current assets	393.4	(115.8)	(10.9)	266.7
Total current assets	889.7	0.3	(10.9)	879.1
Theatre properties and equipment, net	1,161.7	—	—	1,161.7
Operating lease right-of-use assets, net	986.4	—	—	986.4
Other assets	1,718.1	285.8	(375.2)	1,628.7
Total assets	$4,755.9	$286.1	$(386.1)	$4,655.9
Liabilities and equity
Current liabilities
Current portion of long-term debt	$7.8	$—	$—	$7.8
Current portion of operating lease obligations	212.5	—	—	212.5
Current portion of finance lease obligations	14.0	—	—	14.0
Current income tax payable	4.2	—	—	4.2
Accounts payable and accrued expenses	494.8	—	(10.9)	483.9
Total current liabilities	733.3	—	(10.9)	722.4
Long-term liabilities
Long-term debt, less current portion	2,199.0	—	(262.2)	1,936.8
Operating lease obligations, less current portion	853.3	—	—	853.3
Finance lease obligations, less current portion	73.8	—	—	73.8
Other long-term liabilities and deferrals	468.7	0.6	—	469.3
Total long-term liabilities	3,594.8	0.6	(262.2)	3,333.2
Commitments and contingencies
Equity	427.8	285.5	(113.0)	600.3
Total liabilities and equity	$4,755.9	$286.1	$(386.1)	$4,655.9

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2023

(in millions)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Revenue	$3,066.7	$—	$—	$3,066.7
Cost of operations
Theatre operating costs	2,286.6	—	—	2,286.6
General and administrative expenses	195.5		—	195.5
Depreciation and amortization	209.5	—	—	209.5
Impairment of long-lived assets	15.9	0.7	—	16.6
Gain on disposal of assets and other	(7.7)		—	(7.7)
Total cost of operations	2,699.8	0.7	—	2,700.5
Operating income (loss)	366.9	(0.7)	—	366.2
Interest expense	(129.1)	—	2.8	(126.3)
Loss on debt extinguishment and refinancing	(10.7)	—	—	(10.7)
Equity in income of affiliates	1.6	2.0	—	3.6
Interest expense - NCM	(22.6)	—	—	(22.6)
Other income	9.3	20.3	(2.8)	26.8
Total other (expense) income	(151.5)	22.3	—	(129.2)
Income before income taxes	215.4	21.6	—	237.0
Income tax expense	24.0	4.4	—	28.4
Net income	191.4	17.2	—	208.6
Less: Net income attributable to noncontrolling interests	3.3	—	—	3.3
Net income attributable to Cinemark USA, Inc.	$188.1	$17.2	$—	$205.3

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

(in millions)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Net income	$191.4	$17.2	$—	$208.6
Other comprehensive loss, net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes of $1.5, net of settlements	(8.9)	—	—	(8.9)
Foreign currency translation adjustments	4.9	—	—	4.9
Total other comprehensive loss, net of tax	(4.0)	—	—	(4.0)
Total comprehensive loss, net of tax	187.4	17.2	—	204.6
Comprehensive income attributable to noncontrolling interests	(3.3)	—	—	(3.3)
Comprehensive income attributable to Cinemark USA, Inc.	$184.1	$17.2	$—	$201.3

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2023

(in millions)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Operating activities
Net income	$191.4	$17.2	$—	$208.6
Adjustments to reconcile net income to cash provided by operating activities	219.3	4.4	—	223.7
Changes in assets and liabilities	36.5	(14.0)	—	22.5
Net cash provided by operating activities	447.2	7.6	—	454.8
Investing activities
Additions to theatre properties and equipment	(149.5)	—	—	(149.5)
Net proceeds from sale of subsidiary	14.8	—	—	14.8
Proceeds from sale of assets and other	2.9	—	—	2.9
Investment and loans to affiliates	(2.3)	2.3	—	—
Net cash (used for) provided by investing activities	(134.1)	2.3	—	(131.8)
Financing activities
Proceeds from refinancing of senior secured credit facility	640.2	—	—	640.2
Repayment of term loan on refinancing of senior secured credit facility	(624.9)	—	—	(624.9)
Redemption of $100.0 of 8.75% Secured Notes at 102.2%	(102.2)	—	—	(102.2)
Payment of debt issuance costs	(7.5)	—	—	(7.5)
Payment of fees on refinancing of senior secured credit facility	(2.6)	—	—	(2.6)
Other repayments of long-term debt	(10.6)	—	—	(10.6)
Restricted stock withholdings for payroll taxes	(2.9)	—	—	(2.9)
Payments on finance leases	(14.4)	—	—	(14.4)
Other financing activities	(0.5)	—	—	(0.5)
Net cash used for financing activities	(125.4)	—	—	(125.4)
Effect of exchange rate changes on cash and cash equivalents	(12.5)	—	—	(12.5)
Increase in cash and cash equivalents	175.2	9.9	—	185.1
Cash and cash equivalents:
Beginning of year	321.1	106.2	—	427.3
End of year	$496.3	$116.1	$—	$612.4

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.