Form 10-Q
period 2024-03-31
Cinemark Holdings, Inc.; CINEMARK USA INC /TX
filed 2024-05-02
CIK 1385280, 885975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Cinemark Holdings, Inc. Yes ☐ No ☒

Cinemark USA, Inc. Yes ☐ No ☒

As of April 26, 2024, 122,346,365 shares of common stock, $0.001 par value per share, of Cinemark Holdings, Inc. were issued and outstanding.

As of April 26, 2024, 1,500 shares of Class A common stock, $0.01 par value per share, and 182,648 shares of Class B common stock, no par value per share, of Cinemark USA, Inc. were outstanding and held by Cinemark Holdings, Inc.

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
•
determinations in lawsuits in which we are a party; and
•
the ongoing recovery of our business and the motion picture exhibition industry from the effects of the COVID-19 pandemic and the 2023 writers’ and actors’ guilds strikes.

You can identify forward-looking statements by the use of words such as “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. These statements are neither historical facts nor guarantees of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions and are, therefore, subject to risks, inherent uncertainties and other factors, some of which are beyond our control and difficult to predict. Such risks and uncertainties could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. For a description of our risk factors, please review the “Risk Factors” section or other sections of, or incorporated by reference to, the Company’s Annual Report on Form 10-K filed February 16, 2024. All forward-looking statements attributable to either Holdings or CUSA or persons acting on our behalf, are expressly qualified in their entirety by such risk factors. Forward-looking statements contained in this Form 10-Q reflect the views of Holdings and CUSA only as of the date of this Form 10-Q. Neither Holdings nor CUSA undertake any obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data, unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$788.6	$849.1
Inventories	23.7	23.3
Accounts receivable	74.4	80.4
Current income tax receivable	53.0	56.7
Prepaid expenses and other	44.7	50.5
Total current assets	984.4	1,060.0
Theatre properties and equipment, net	1,159.7	1,161.7
Operating lease right-of-use assets, net	973.8	986.4
Other long-term assets
Goodwill	1,248.8	1,251.0
Intangible assets, net	302.3	302.8
Investment in NCMI	22.5	18.1
Investments in affiliates	26.1	23.6
Long-term deferred tax asset	30.1	7.7
Deferred charges and other assets, net	32.4	25.5
Total other long-term assets	1,662.2	1,628.7
Total assets	$4,780.1	$4,836.8
Liabilities and equity
Current liabilities
Current portion of long-term debt	$7.8	$7.8
Current portion of operating lease obligations	207.3	212.5
Current portion of finance lease obligations	15.5	14.0
Current income tax payable	5.5	4.2
Accounts payable and accrued expenses	427.9	491.8
Total current liabilities	664.0	730.3
Long-term liabilities
Long-term debt, less current portion	2,391.6	2,391.3
Operating lease obligations, less current portion	840.9	853.3
Finance lease obligations, less current portion	95.7	73.8
Long-term deferred tax liability	36.7	51.7
Long-term liability for uncertain tax positions	48.9	48.0
NCM screen advertising advances	325.8	328.4
Other long-term liabilities	41.1	41.2
Total long-term liabilities	3,780.7	3,787.7
Equity
Cinemark Holdings, Inc.'s stockholders' equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 128,622,514 shares issued and 122,348,675 shares outstanding at March 31, 2024 and 127,598,774 shares issued and 121,596,206 shares outstanding at December 31, 2023	0.1	0.1
Additional paid-in-capital	1,250.7	1,244.3
Treasury stock, 6,273,839 and 6,002,568 shares, at cost, at March 31, 2024 and December 31, 2023, respectively	(102.5)	(98.3)
Accumulated deficit	(447.6)	(472.4)
Accumulated other comprehensive loss	(374.3)	(363.9)
Total Cinemark Holdings, Inc.'s stockholders' equity	326.4	309.8
Noncontrolling interests	9.0	9.0
Total equity	335.4	318.8
Total liabilities and equity	$4,780.1	$4,836.8

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in millions, except per share data, unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue
Admissions	$289.8	$311.0
Concession	224.2	235.8
Other	65.2	63.9
Total revenue	$579.2	$610.7
Cost of operations
Film rentals and advertising	154.3	166.7
Concession supplies	44.0	43.6
Salaries and wages	86.9	86.2
Facility lease expense	77.3	79.5
Utilities and other	100.4	103.8
General and administrative expenses	48.9	46.5
Depreciation and amortization	49.4	54.9
Impairment of long-lived and other assets	—	0.7
Loss on disposal of assets and other	0.4	0.3
Total cost of operations	561.6	582.2
Operating income	17.6	28.5
Other income (expense)
Interest expense	(37.7)	(36.8)
Interest income	13.6	11.9
Foreign currency exchange gain (loss)	1.4	(2.2)
Interest expense - NCM	(5.5)	(5.7)
Equity in income (loss) of affiliates	3.8	(2.1)
Unrealized gain on investment in NCMI	4.4	—
Total other expense	(20.0)	(34.9)
Loss before income taxes	(2.4)	(6.4)
Income tax benefit	(27.7)	(3.9)
Net income (loss)	$25.3	$(2.5)
Less: Net income attributable to noncontrolling interests	0.5	0.6
Net income (loss) attributable to Cinemark Holdings, Inc.	$24.8	$(3.1)

Weighted average shares outstanding
Basic	119.5	118.8
Diluted	152.4	118.8
Income (loss) per share attributable to Cinemark Holdings, Inc.'s common stockholders
Basic	$0.20	$(0.03)
Diluted	$0.19	$(0.03)

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$25.3	$(2.5)
Other comprehensive (loss) income, net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	3.5	(3.4)
Foreign currency translation adjustments	(10.8)	8.1
Total other comprehensive (loss) income, net of tax	$(7.3)	$4.7
Total comprehensive income, net of tax	18.0	2.2
Comprehensive income attributable to noncontrolling interests	(0.5)	(0.6)
Comprehensive income attributable to Cinemark Holdings, Inc.	$17.5	$1.6

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, unaudited)

							Total
						Accumulated	Cinemark
	Common Stock			Additional		Other	Holdings, Inc.'s
	Shares		Treasury	Paid-in-	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Total
	Issued	Amount	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2024	127.6	$0.1	$(98.3)	$1,244.3	$(472.4)	$(363.9)	$309.8	$9.0	$318.8
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the three months ended March 31, 2024	—	—	(4.2)	—	—	—	(4.2)	—	(4.2)
Issuance of stock upon vesting of performance stock units	0.1	—	—	—	—	—	—	—	—
Issuance of share-based awards and share-based awards compensation expense	0.9	—	—	6.4	—	—	6.4	—	6.4
Net income	—	—	—	—	24.8	—	24.8	0.5	25.3
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(0.5)	(0.5)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	(3.1)	(3.1)	—	(3.1)
Other comprehensive loss	—	—	—	—	—	(7.3)	(7.3)	—	(7.3)
Balance at March 31, 2024	128.6	$0.1	$(102.5)	$1,250.7	$(447.6)	$(374.3)	$326.4	$9.0	$335.4

							Total
						Accumulated	Cinemark
	Common Stock			Additional		Other	Holdings, Inc's
	Shares		Treasury	Paid-in-	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Total
	Issued	Amount	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2023	126.1	$0.1	$(95.4)	$1,219.3	$(660.6)	$(353.2)	$110.2	$9.3	$119.5
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the three months ended March 31, 2023	—	—	(2.1)	—	—	—	(2.1)	—	(2.1)
Issuance of stock upon vesting of performance stock units	0.1	—	—	—	—	—	—	—	—
Issuance of share-based awards and share-based awards compensation expense	1.3	—	—	5.7	—	—	5.7	—	5.7
Net (loss) income	—	—	—	—	(3.1)	—	(3.1)	0.6	(2.5)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	(1.5)	(1.5)	—	(1.5)
Other comprehensive income	—	—	—	—	—	4.7	4.7	—	4.7
Balance at March 31, 2023	127.5	$0.1	$(97.5)	$1,225.0	$(663.7)	$(350.0)	$113.9	$9.9	$123.8

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income (loss)	$25.3	$(2.5)
Adjustments to reconcile net income (loss) to cash (used for) provided by operating activities:
Depreciation	48.9	54.4
Amortization of intangible and other assets	0.5	0.5
Amortization of original issue discount and debt issuance costs	2.4	2.7
Interest accrued on NCM screen advertising advances	5.5	5.7
Amortization of NCM screen advertising advances and other deferred revenue	(8.1)	(8.1)
Amortization of accumulated gains for amended swap agreements	(3.1)	(1.5)
Impairment of long-lived and other assets	—	0.7
Share-based awards compensation expense	6.4	5.7
Loss on disposal of assets and other	0.4	0.3
Unrealized gain on investment in NCMI	(4.4)	—
Non-cash rent expense	(4.4)	(3.9)
Equity in (income) loss of affiliates	(3.8)	2.1
Deferred income tax expense (benefit)	(37.1)	(8.8)
Distributions from equity investees	1.3	—
Changes in assets and liabilities and other	(52.5)	(39.4)
Net cash (used for) provided by operating activities	(22.7)	7.9

Investing activities
Additions to theatre properties and equipment	(23.5)	(26.3)
Proceeds from sale of theatre properties and equipment and other	0.2	—
Net cash used for investing activities	(23.3)	(26.3)

Financing activities
Repayments of long-term debt	(1.9)	(2.6)
Restricted stock withholdings for payroll taxes	(4.2)	(2.0)
Payments on finance leases	(3.7)	(3.5)
Other financing activities	(0.6)	3.2
Net cash used for financing activities	(10.4)	(4.9)

Effect of exchange rate changes on cash and cash equivalents	(4.1)	(1.1)

Decrease in cash and cash equivalents	(60.5)	(24.4)

Cash and cash equivalents:
Beginning of period	849.1	674.5
End of period	$788.6	$650.1

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

* * * * * * * *

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data, unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$558.2	$612.4
Inventories	23.7	23.3
Accounts receivable	73.0	78.2
Current income tax receivable	52.4	56.1
Prepaid expenses and other	44.6	50.5
Accounts receivable from parent	64.8	58.6
Total current assets	816.7	879.1
Theatre properties and equipment, net	1,159.7	1,161.7
Operating lease right-of-use assets, net	973.8	986.4
Other long-term assets
Goodwill	1,248.8	1,251.0
Intangible assets, net	302.3	302.8
Investment in NCMI	22.5	18.1
Investments in affiliates	26.1	23.6
Long-term deferred tax asset	30.1	7.7
Deferred charges and other assets, net	32.4	25.5
Total other long-term assets	1,662.2	1,628.7
Total assets	$4,612.4	$4,655.9
Liabilities and equity
Current liabilities
Current portion of long-term debt	$7.8	$7.8
Current portion of operating lease obligations	207.3	212.5
Current portion of finance lease obligations	15.5	14.0
Current income tax payable	5.5	4.2
Accounts payable and accrued expenses	424.8	483.9
Total current liabilities	660.9	722.4
Long-term liabilities
Long-term debt, less current portion	1,936.3	1,936.8
Operating lease obligations, less current portion	840.9	853.3
Finance lease obligations, less current portion	95.7	73.8
Long-term deferred tax liability	39.5	51.7
Long-term liability for uncertain tax positions	48.9	48.0
NCM screen advertising advances	325.8	328.4
Other long-term liabilities	41.1	41.2
Total long-term liabilities	3,328.2	3,333.2
Equity
Cinemark USA, Inc.'s stockholder's equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49.5	49.5
Treasury stock, 57,245 Class B shares at cost	(24.2)	(24.2)
Additional paid-in-capital	1,509.3	1,503.3
Accumulated deficit	(543.2)	(570.6)
Accumulated other comprehensive loss	(377.1)	(366.7)
Total Cinemark USA, Inc.'s stockholder's equity	614.3	591.3
Noncontrolling interests	9.0	9.0
Total equity	623.3	600.3
Total liabilities and equity	$4,612.4	$4,655.9

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue
Admissions	$289.8	$311.0
Concession	224.2	235.8
Other	65.2	63.9
Total revenue	$579.2	$610.7
Cost of operations
Film rentals and advertising	154.3	166.7
Concession supplies	44.0	43.6
Salaries and wages	86.9	86.2
Facility lease expense	77.3	79.5
Utilities and other	100.4	103.8
General and administrative expenses	48.0	45.6
Depreciation and amortization	49.4	54.9
Impairment of long-lived and other assets	—	0.7
Loss on disposal of assets and other	0.4	0.3
Total cost of operations	560.7	581.3
Operating income	18.5	29.4
Other income (expense)
Interest expense	(31.6)	(30.8)
Interest income	10.3	9.2
Foreign currency exchange gain (loss)	1.4	(2.2)
Interest expense - NCM	(5.5)	(5.7)
Equity in income (loss) of affiliates	3.8	(2.1)
Unrealized gain on investment in NCMI	4.4	—
Total other expense	(17.2)	(31.6)
Income (loss) before income taxes	1.3	(2.2)
Income tax benefit	(26.6)	(8.5)
Net income	$27.9	$6.3
Less: Net income attributable to noncontrolling interests	0.5	0.6
Net income attributable to Cinemark USA, Inc.	$27.4	$5.7

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$27.9	$6.3
Other comprehensive (loss) income, net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	3.5	(3.4)
Foreign currency translation adjustments	(10.8)	8.1
Total other comprehensive (loss) income, net of tax	$(7.3)	$4.7
Total comprehensive income, net of tax	20.6	11.0
Comprehensive income attributable to noncontrolling interests	(0.5)	(0.6)
Comprehensive income attributable to Cinemark USA, Inc.	$20.1	$10.4

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, unaudited)

									Total
	Class A		Class B					Accumulated	Cinemark
	Common Stock		Common Stock			Additional		Other	USA, Inc's
	Shares		Shares		Treasury	Paid-in-	Accumulated	Comprehensive	Stockholder's	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2024	—	$—	0.2	$49.5	$(24.2)	$1,503.3	$(570.6)	$(366.7)	$591.3	$9.0	$600.3
Share-based awards compensation expense	—	—	—	—	—	6.0	—	—	6.0	—	6.0
Net income	—	—	—	—	—	—	27.4	—	27.4	0.5	27.9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	—	—	(3.1)	(3.1)	—	(3.1)
Other comprehensive loss	—	—	—	—	—	—	—	(7.3)	(7.3)	—	(7.3)
Balance at March 31, 2024	—	$—	0.2	$49.5	$(24.2)	$1,509.3	$(543.2)	$(377.1)	$614.3	$9.0	$623.3

									Total
	Class A		Class B					Accumulated	Cinemark
	Common Stock		Common Stock			Additional		Other	USA, Inc's
	Shares		Shares		Treasury	Paid-in-	Accumulated	Comprehensive	Stockholder's	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2023	—	$—	0.2	$49.5	$(24.2)	$1,479.5	$(775.9)	$(356.3)	$372.6	$9.3	$381.9
Share-based awards compensation expense	—	—	—	—	—	5.4	—	—	5.4	—	5.4
Net income	—	—	—	—	—	—	5.7	—	5.7	0.6	6.3
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	—	(1.5)	(1.5)	—	(1.5)
Other comprehensive income	—	—	—	—	—	—	—	4.7	4.7	—	4.7
Balance at March 31, 2023	—	$—	0.2	$49.5	$(24.2)	$1,484.9	$(770.2)	$(353.1)	$386.9	$9.9	$396.8

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income	$27.9	$6.3
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Depreciation	48.9	54.4
Amortization of intangible and other assets	0.5	0.5
Amortization of original issue discount and debt issuance costs	1.6	1.9
Interest accrued on NCM screen advertising advances	5.5	5.7
Amortization of NCM screen advertising advances and other deferred revenue	(8.1)	(8.1)
Amortization of accumulated gains for amended swap agreements	(3.1)	(1.5)
Impairment of long-lived and other assets	—	0.7
Share-based awards compensation expense	6.0	5.4
Loss on disposal of assets and other	0.4	0.3
Unrealized gain on investment in NCMI	(4.4)	—
Non-cash rent expense	(4.4)	(3.9)
Equity in (income) loss of affiliates	(3.8)	2.1
Deferred income tax expense	(34.3)	(13.3)
Distributions from equity investees	1.3	—
Changes in assets and liabilities and other	(50.4)	(34.8)
Net cash (used for) provided by operating activities	(16.4)	15.7

Investing activities
Additions to theatre properties and equipment	(23.5)	(26.3)
Proceeds from sale of theatre properties and equipment and other	0.2	—
Net cash used for investing activities	(23.3)	(26.3)

Financing activities
Repayments of long-term debt	(1.9)	(2.6)
Restricted stock withholdings for payroll taxes	(4.2)	(2.0)
Payments on finance leases	(3.7)	(3.5)
Other financing activities	(0.6)	3.2
Net cash used for financing activities	(10.4)	(4.9)

Effect of exchange rate changes on cash and cash equivalents	(4.1)	(1.1)

Decrease in cash and cash equivalents	(54.2)	(16.6)

Cash and cash equivalents:
Beginning of period	612.4	427.3
End of period	$558.2	$410.7

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

The accompanying condensed consolidated balance sheets of Holdings and CUSA as of December 31, 2023, each of which were derived from audited financial statements, and the unaudited condensed consolidated financial statements of Holdings and CUSA, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates.

We reclassified the long-term deferred tax asset of $7.7 in the condensed consolidated balance sheets of Holdings and CUSA for the year ended December 31, 2023 from “Deferred charges and other assets, net” to “Long-term deferred tax asset” to conform to the current period presentation.

These condensed consolidated financial statements of Holdings and CUSA should be read in conjunction with the audited annual consolidated financial statements of Holdings and CUSA and the notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 16, 2024. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results to be achieved for the full year.

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

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The purpose of ASU 2023-09 is to enhance the transparency and decision usefulness of income tax disclosures to provide information to better assess how an entity’s operations and related tax risks, tax planning, and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in ASU-2023-09 require that public entities, on an annual basis, (i) disclose specific categories in the income tax rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pre-tax income or loss by the applicable statutory income tax rate). The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of evaluating the impact of adopting ASU 2023-09 on its consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

3.
Lease Accounting

The following table represents the Company’s aggregate lease costs, by lease classification, for the periods presented.

		Three Months Ended
		March 31,
Lease Cost	Classification	2024	2023
Operating lease costs
Equipment (1)	Utilities and other	$0.8	$1.4
Real Estate (1)	Facility lease expense	80.6	82.1
Total operating lease costs		$81.4	$83.5

Finance lease costs
Amortization of leased assets	Depreciation and amortization	$3.1	$3.0
Interest on lease liabilities	Interest expense	1.4	1.2
Total finance lease costs		$4.5	$4.2
(1)
Includes short-term lease payments, variable lease payments and office lease payments reflected in general and administrative expense as set forth in the following table for the periods presented:

		Three Months Ended
		March 31,
Lease Cost	Classification	2024	2023
Operating lease costs
Equipment - Short-term and variable lease payments	Utilities and other	$0.7	$1.3
Real Estate - Variable lease payments (1)	Facility lease expense	$12.2	$12.7
Real Estate - Office leases	General and administrative	$0.3	$0.3

(1) Represents lease payments that are based on a change in index, such as CPI or inflation, variable payments based on revenue or attendance and variable common area maintenance costs.

The following table represents the minimum cash lease payments as included in the measurement of lease liabilities and the non-cash addition of lease right-of-use assets for the periods presented.

	Three Months Ended
	March 31,
Other Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Cash outflows for operating leases	$68.5	$69.6
Cash outflows for finance leases - operating activities	$1.4	$1.2
Cash outflows for finance leases - financing activities	$3.7	$3.5
Non-cash amount of right-of-use assets obtained in exchange for:
Operating lease liability additions, net of write-offs	$40.7	$9.5
Finance lease liability additions, net of write-offs	$27.0	$—

As of March 31, 2024, the Company had signed lease agreements with total non-cancelable lease payments of approximately $36.7 related to theatre leases that had not yet commenced. The timing of lease commencement is dependent on the completion of construction of the related theatre facility. Additionally, these amounts are based on estimated square footage and costs to construct each facility and may be subject to adjustment upon final completion of each construction project. In accordance with ASC Topic 842, Leases, fixed minimum lease payments related to these theatres are not included in the right-of-use assets and lease liabilities as of March 31, 2024.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

4.
Revenue Recognition

The Company’s patrons have the option to purchase movie tickets well in advance of a movie showtime, right before the movie showtime, or at any point in between those two timeframes depending on seat availability. The Company recognizes such admissions revenue when the showtime for a purchased movie ticket has passed. Concession revenue is recognized when products are sold to the consumer, or if purchased in advance, once the showtime associated with the customer’s movie ticket has passed. Other revenue primarily consists of screen advertising, screen rental revenue, promotional income, studio trailer placements and transactional fees. Except for National CineMedia, LLC (“NCM”) screen advertising advances discussed in Note 8, these revenues are generally recognized when the Company has fulfilled its performance obligations by providing the services specified in each contract.

The Company sells gift cards, prepaid and discount ticket vouchers, the proceeds from which are recorded as deferred revenue. Deferred revenue for gift cards and ticket vouchers is recognized when they are redeemed for movie tickets and the movie showtime has passed. The Company generally records breakage revenue on gift cards and ticket vouchers based on redemption activity and historical experience associated with unused balances.

The Company offers a subscription program in the U.S. whereby patrons can pay a monthly or annual fee to receive a monthly credit for use towards a future movie ticket purchase. The Company also offers monthly subscription fee programs in several of its international locations where customers can pay a monthly fee to receive benefits such as a free monthly ticket. The Company records subscription program fees as deferred revenue and records admissions revenue when the showtime for a movie ticket purchased with a credit has passed. The Company records breakage revenue based upon redemption of subscription credits and historical experience with unused credits.

The Company has loyalty programs in the U.S. and many of its international locations that either have a prepaid annual fee or award points to customers as purchases are made. For those loyalty programs that have a prepaid annual fee, the Company recognizes the fee collected as other revenue on a straight-line basis over the annual membership period. For those loyalty programs that award points to customers based on their purchases, the Company records a portion of the original transaction proceeds as deferred revenue based on the number of reward points issued to customers and recognizes the deferred revenue when the customer redeems such points. The value of loyalty points issued is based on the estimated fair value of the rewards offered. The Company records breakage revenue based upon redemption of loyalty points and historical experience with unused points.

Accounts receivable as of March 31, 2024 and December 31, 2023 included approximately $35.6 and $31.6, respectively, of receivables related to contracts with customers. The Company did not record any assets related to the costs to obtain or fulfill a contract with customers during the three months ended March 31, 2024.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Disaggregation of Revenue

The following tables present revenue for the periods indicated, disaggregated based on major type of good or service and by reportable operating segment.

	Three Months Ended
	March 31, 2024
	U.S.	International
	Operating	Operating
	Segment (1)	Segment	Consolidated
Admissions revenue	$231.8	$58.0	$289.8
Concession revenue	178.6	45.6	224.2
Screen advertising, screen rental and promotional revenue (2)	21.0	10.7	31.7
Other revenue	25.6	7.9	33.5
Total revenue	$457.0	$122.2	$579.2

	Three Months Ended
	March 31, 2023
	U.S.	International
	Operating	Operating
	Segment (1)	Segment	Consolidated
Admissions revenue	$244.7	$66.3	$311.0
Concession revenue	186.8	49.0	235.8
Screen advertising, screen rental and promotional revenue (2)	21.8	9.3	31.1
Other revenue	25.8	7.0	32.8
Total revenue	$479.1	$131.6	$610.7
(1)
U.S. segment revenue excludes intercompany transactions with the international operating segment. See Note 16 for the amount of intercompany eliminations for the periods presented.
(2)
Amount includes amortization of NCM screen advertising advances. See Screen Advertising Advances and Other Deferred Revenue below.

The following tables present revenue for the periods indicated, disaggregated based on timing of recognition (as discussed above) and by reportable operating segment.

	Three Months Ended
	March 31, 2024
	U.S.	International
	Operating	Operating
	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$433.8	$108.8	$542.6
Goods and services transferred over time (2)	23.2	13.4	36.6
Total	$457.0	$122.2	$579.2

	Three Months Ended
	March 31, 2023
	U.S.	International
	Operating	Operating
	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$447.8	$119.2	$567.0
Goods and services transferred over time (2)	31.3	12.4	43.7
Total	$479.1	$131.6	$610.7
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
Amount includes amortization of NCM screen advertising advances. See Screen Advertising Advances and Other Deferred Revenue below.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Screen Advertising Advances and Other Deferred Revenue

The following table presents changes in the Company’s deferred revenue for the three months ended March 31, 2024.

	NCM screen advertising advances (1)	Other Deferred Revenue (2)
Balance at January 1, 2024	$328.4	$221.6
Amounts recognized as accounts receivable	—	9.6
Cash received from customers in advance	—	70.6
Interest accrued related to significant financing component	5.5	—
Revenue recognized during period	(8.1)	(71.2)
Foreign currency translation adjustments	—	(0.5)
Balance at March 31, 2024	$325.8	$230.1
(1)
See Note 8 for the remaining maturity of NCM screen advertising advances as of March 31, 2024.
(2)
Includes liabilities associated with outstanding gift cards and ticket vouchers, points or rebates outstanding under the Company’s loyalty and subscription programs and revenue not yet recognized for screen advertising and other promotional activities. Amounts are classified as accounts payable and accrued expenses or other long-term liabilities on the condensed consolidated balance sheet.

The table below summarizes the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of March 31, 2024 and when the Company expects to recognize this revenue.

	Twelve Months Ended March 31,
Remaining Performance Obligations	2025	2026	Thereafter	Total
Other deferred revenue	$203.6	$26.5	$—	$230.1

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

5.
Earnings (Loss) Per Share

The following table presents computations of basic and diluted earnings (loss) per share for Holdings:

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net income (loss) attributable to Cinemark Holdings, Inc.	$24.8	$(3.1)
(Income) loss allocated to participating share-based awards (1)	(0.4)	—
Basic net income (loss) attributable to common stockholders	$24.4	$(3.1)
Add: Interest expense on convertible notes, net of tax (3)	4.8	—
Diluted net income (loss) attributable to common stockholders	$29.2	$(3.1)

Denominator:
Basic weighted average shares outstanding	119.5	118.8
Common equivalent shares for restricted performance stock units (2)	0.9	—
Common equivalent shares for convertible notes (3)	32.0	—
Common equivalent shares for warrants (4)	—	—
Diluted weighted average shares outstanding	152.4	118.8

Basic earnings (loss) per share attributable to common stockholders	$0.20	$(0.03)
Diluted earnings (loss) per share attributable to common stockholders	$0.19	$(0.03)
(1)
For the three months ended March 31, 2024 and 2023, a weighted average of approximately 2.0 shares and 1.8 shares of restricted stock, respectively, were considered participating securities.
(2)
For the three months ended March 31, 2023, 0.0 common equivalent shares for performance stock units were excluded because they were anti-dilutive.
(3)
For the three months ended March 31, 2023 diluted loss per share excludes the conversion of the 4.50% Convertible Senior Notes into 32.0 shares of common stock as they would be anti-dilutive. See further discussion below.
(4)
For all periods presented, diluted earnings (loss) per share excludes the warrants, as they would be anti-dilutive.

Share-based awards

Holdings considers its unvested share-based awards, which contain non-forfeitable rights to dividends, participating securities and includes such participating securities in its computation of earnings (loss) per share pursuant to the two-class method. Basic earnings (loss) per share for the two classes of stock (common stock and unvested restricted stock) is calculated by dividing net income (loss) by the weighted average number of shares of common stock and unvested restricted stock outstanding during the reporting period. Diluted earnings (loss) per share is calculated using the weighted average number of shares of common stock plus the potentially dilutive effect of common equivalent shares outstanding determined under both the two-class method and the treasury stock method. For the three months ended March 31, 2024, diluted earnings per share using the treasury stock method was less dilutive than the two-class method; as such, only the two-class method has been included above.

Convertible notes, hedges and warrants

The 4.50% Convertible Senior Notes, discussed further in Note 14 of the Company’s Annual Report on Form 10-K filed February 16, 2024, may be considered dilutive in periods in which Holdings has net income. The impact of such dilution on earnings per share will be calculated under the if-converted method, which requires that all of the shares of Holdings' common stock issuable upon conversion of the 4.50% Convertible Senior Notes be included in the calculation of diluted earnings per share assuming conversion at the beginning of the reporting period. Also, the interest expense, net of tax, related to the 4.50% Convertible Senior Notes will be excluded from the calculation of diluted net income attributable to common stockholders assuming conversion of the 4.50% Convertible Senior Notes at the beginning of the reporting period.

The closing price of Holdings' common stock did not exceed the strike price of $18.66 per share (130% of the initial exercise price of $14.35 per share) during at least 20 of the last 30 trading days of the quarter ended March 31, 2024 and, therefore, the 4.50% Convertible Senior Notes will not be convertible during the second quarter of 2024. The if-converted value of the 4.50% Convertible Senior Notes, based on the weighted average closing price of Holdings common stock for the first quarter of 2024, exceeded the aggregate outstanding principal value of the notes by $46.7 as of March 31, 2024.

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

6.
Sale of Subsidiary

During December 2022, the Company entered into a purchase and sale agreement for the sale of the stock of its Ecuador subsidiary and completed the sale in September 2023. The sale of the Ecuador subsidiary did not qualify as discontinued operations since it did not represent a strategic shift in the Company’s operations that will have a major effect on its results and operations. Total revenue and operating loss for the Ecuador subsidiary were $3.5 and $0.1, respectively, for the three months ended March 31, 2023.

7.
Long-Term Debt

Long-term debt of Holdings and CUSA consisted of the following for the periods presented:

	March 31,	December 31,
	2024	2023
Cinemark Holdings, Inc. 4.50% convertible senior notes due August 2025	$460.0	$460.0
Cinemark USA, Inc. term loan due 2030	643.5	645.1
Cinemark USA, Inc. 8.75% senior secured notes due May 2025	150.0	150.0
Cinemark USA, Inc. 5.875% senior notes due 2026	405.0	405.0
Cinemark USA, Inc. 5.25% senior notes due 2028	765.0	765.0
Other	6.5	7.0
Total long-term debt carrying value (1)	$2,430.0	$2,432.1
Less: Current portion	7.8	7.8
Less: Debt issuance costs and original issue discount, net of accumulated amortization (1)	30.6	33.0
Long-term debt, less current portion, net of unamortized debt issuance costs and original issue discount (1)	$2,391.6	$2,391.3
(1)
The only differences between the long-term debt for Holdings, as presented above, and the long-term debt for CUSA are the $460.0 4.50% Convertible Senior Notes due August 2025 and the related debt issuance costs. The following table sets forth, as of the periods indicated, the total long-term debt carrying value, current portion of long-term debt and debt issuance costs, net of amortization, for CUSA.

	March 31,	December 31,
	2024	2023
Total long-term debt carrying value	$1,970.0	$1,972.1
Less: Current portion	7.8	7.8
Less: Debt issuance costs and original issue discount, net of accumulated amortization	25.9	27.5
Long-term debt, less current portion, net of unamortized debt issuance costs and original issue discount	$1,936.3	$1,936.8

Senior Secured Credit Facility

On May 26, 2023, CUSA amended and restated its senior secured credit facility (the “Credit Agreement”) to provide for an aggregate principal amount of $775.0, consisting of a $650.0 term loan with a maturity date of May 24, 2030 and a $125.0 revolving credit facility with a maturity date of May 26, 2028. As of March 31, 2024, there was $643.5 outstanding under the term loan and no borrowings were outstanding under the revolving credit line. Under the Credit Agreement, principal payments of $1.6 are due on the term loan quarterly through March 31, 2030, with a final principal payment of the remaining unpaid principal due on May 24, 2030. The average interest rate on outstanding term loan borrowings under the Credit Agreement as of March 31, 2024 was approximately 7.6% per annum, after giving effect to the interest rate swap agreements discussed below.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

8.75% Secured Notes

On April 1, 2024, CUSA sent a notice of redemption to Computershare Trust Services, N.A. (successor to Wells Fargo Bank, N.A.) (the “Trustee”) to redeem the $150.0 outstanding principal amount of the 8.75% Secured Notes on May 1, 2024 (the “Redemption Date”). The redemption payment (the "Redemption Payment") included $150.0 of outstanding principal at the redemption price equal to 100% of the principal amount plus any accrued and unpaid interest thereon to the Redemption Date. Upon deposit of the Redemption Payment with the Trustee on May 1, 2024, the indenture governing the 8.75% Secured Notes was fully satisfied and discharged. See further discussion at Note 19. For additional discussion of the 8.75% Secured Notes, see Note 14 to the Company’s consolidated financial statements for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed February 16, 2024.

Interest Rate Swap Agreements

The Company’s interest rate swap agreements are used to hedge a portion of the interest rate risk associated with the variable interest rates on the Company’s term loan debt and qualify for cash flow hedge accounting.

Effective January 31, 2024, the Company amended and extended one of its then existing $137.5 notional amount interest rate swap agreements to amend the pay rate and extend the maturity date to December 31, 2027. Effective February 29, 2024, the Company amended and extended another then existing $137.5 notional interest rate swap agreement to amend the pay rate and extend the maturity to December 31, 2026. Upon amending each of the interest rate swap agreements, the Company determined that the interest payments hedged with the respective agreements are still probable to occur, therefore the aggregate gains that accumulated on the swaps prior to the amendments of $7.0 are being amortized to interest expense through the maturity date of the swaps.

Below is a summary of the Company's interest rate swap agreements, which are designated as cash flow hedges, as of March 31, 2024:

Notional				Estimated
Amount	Pay Rate	Receive Rate	Expiration Date	Fair Value (1)
$137.5	3.21%	1-Month Term SOFR	December 31, 2026	$3.8
$175.0	3.20%	1-Month Term SOFR	December 31, 2026	4.9
$137.5	3.17%	1-Month Term SOFR	December 31, 2027	4.7
			Total	$13.4
(1)
Approximately $7.9 of the total is included in prepaid expenses and other and $5.5 is included in deferred charges and other assets, net on the condensed consolidated balance sheet as of March 31, 2024.

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

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt primarily based on observable market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC 820-10-35, Fair Value Measurement. The table below presents the fair value of the Company's long-term debt as of the periods presented:

	As of
	March 31, 2024	December 31, 2023
Holdings fair value (1)	$2,562.2	$2,460.3
CUSA fair value	$1,924.5	$1,903.8
(1)
The fair value of the 4.50% convertible senior notes was $637.7 and $556.5 as of March 31, 2024 and December 31, 2023, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

8.
Investment in National CineMedia Inc.

NCM operates a digital in-theatre network in the U.S. for providing cinema advertising. The Company has an investment in NCM’s parent National CineMedia, Inc. (“NCMI”). The Company entered into an Exhibitor Services Agreement with NCM (“ESA”), pursuant to which NCM primarily provides screen advertising to the Company’s theatres through its branded “Noovie” pre-show entertainment program and also handles lobby promotions and displays for the Company’s theatres. See further discussion below under Exhibitor Services Agreement.

Below is a summary of activity with NCMI and NCM included in each of Holdings' and CUSA's condensed consolidated financial statements:

	Investment in NCMI	NCM Screen Advertising Advances	Other Revenue	Interest Expense - NCM	Cash Received (2)

Balance at January 1, 2024	$18.1	$(328.4)	$—	$—	$—
Screen rental revenue earned under ESA (1)	—	—	(4.9)	—	1.6
Interest accrued related to significant financing component	—	(5.5)	—	5.5	—
Unrealized gain on fair market value adjustment of investment in NCMI (3)	4.4	—	—	—	—
Amortization of screen advertising advances	—	8.1	(8.1)	—	—
Balance as of and for the three months ended March 31, 2024	$22.5	$(325.8)	$(13.0)	$5.5	$1.6

(1)
Amounts include the per patron and per digital screen theatre access fees, net of amounts due to NCM for on-screen advertising time provided to the Company's beverage concessionaire of approximately $1.6.
(2)
The Company had a receivable from NCM of $3.3 as of March 31, 2024.
(3)
See Investment in National CineMedia below.

Investment in National CineMedia

The Company accounts for its investment in NCMI in accordance with the guidance set forth in FASB ASC Topic 321 Investments - Equity Securities, which requires the Company to measure its investment in common stock of NCMI at fair value and recognize unrealized holding gains and losses on its investment in earnings. The Company recognized an unrealized gain of $4.4 on its investment in NCMI in the Company’s condensed consolidated statement of income for the three months ended March 31, 2024. During the first quarter of 2023, the Company accounted for its investment in NCMI under the equity method and therefore did not recognize unrealized holding gains and losses on its investment.

As of March 31, 2024, the Company owned approximately 4.4 shares of NCMI, which represented an interest in NCM of approximately 4.5%.

See Note 9 to the Company’s Annual Report on Form 10-K filed February 16, 2024 for additional discussion of the Company's investment in NCMI.

Common Unit Adjustments

Under the Common Unit Adjustment Agreement, the Company periodically receives consideration in the form of common units from NCM based on increases or decreases in the number of theatre screens operated and the impact of these theatres on total attendance. The common units received are recorded at estimated fair value as an increase in the Company's investment in NCM with an offset to NCM screen advertising advances. Each common unit from NCM is convertible to one share of NCMI.

During March 2024, NCM performed the annual common unit adjustment calculation for 2023 and as a result of the calculation, the Company received approximately 0.1 common units of NCM on April 1, 2024, which it will record at their estimated fair value with a corresponding adjustment to NCM screen advertising advances. On April 10, 2024, the Company delivered a redemption notice to NCM to redeem these common units in NCM in exchange for shares of NCMI common stock. On April 12, 2024, NCM delivered a notice to the Company that pursuant to its rights under the operating agreement, NCM would settle the Company’s redemption request with a cash settlement, effective on April 15, 2024, at a redemption price of approximately $4.95 per common unit, or approximately $0.7.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Exhibitor Services Agreement

As previously discussed, the Company’s domestic theatres are part of the in-theatre digital network operated by NCM, the terms of which are defined in the ESA. The Company receives a monthly theatre access fee for participation in the NCM network and also earns screen advertising or screen rental revenue on a per patron basis. See Note 9 to the Company’s Annual Report on Form 10-K filed February 16, 2024 for further discussion of the accounting for revenue earned under the ESA as well as the accounting related to NCM screen advertising advances.

The NCM screen advertising advances are recognized as revenue on a straight-line basis over the term of the ESA through February 2041. The table below summarizes when the Company expects to recognize this deferred revenue:

	Twelve Months Ended March 31,
Remaining Maturity	2025	2026	2027	2028	2029	Thereafter	Total
NCM screen advertising advances (1)	$10.6	$11.4	$12.2	$13.0	$13.9	$264.7	$325.8
(1)
Amounts are net of the estimated interest to be accrued for the periods presented.

Significant Financing Component

As discussed in Note 9 to the Company’s Annual Report on Form 10-K filed February 16, 2024, the Company’s ESA with NCM includes an implied significant financing component, as per the guidance in ASC Topic 606, Revenue from Contracts with Customers. As a result of the significant financing component, the Company recognized incremental screen rental revenue and interest expense of $8.1 and $5.5, respectively, during the three months ended March 31, 2024 and incremental screen rental revenue and interest expense of $8.1 and $5.7, respectively, during the three months ended March 31, 2023. The interest expense was calculated using the Company's incremental borrowing rates at the time when the cash and each tranche of common units were received from NCM, which ranged from 4.4% to 8.3%.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

9.
Investments in Affiliates

Below is a summary of the activity for each of the Company’s affiliates and corresponding changes to the Company's investment balances during the three months ended March 31, 2024. See Note 10 to the consolidated financial statements in the Company’s Annual Report on Form 10-K filed February 16, 2024 for a further discussion of the Company’s investments in affiliates.

	AC JV, LLC	DCDC	FE Concepts	Total
Balance at January 1, 2024	$3.4	$2.1	18.1	$23.6
Cash distributions received	(1.3)	—	—	(1.3)
Equity income	3.3	0.2	0.3	3.8
Balance at March 31, 2024	$5.4	$2.3	$18.4	$26.1

Transactions with Affiliates

Below is a summary of transactions with each of the Company’s affiliates for the three months ended March 31, 2024 and 2023:

		Three Months Ended
Investee	Transactions	March 31, 2024	March 31, 2023
AC JV, LLC	Event fees paid (1)	$7.1	$3.0
DCDC	Content delivery fees paid (1)	$0.1	$0.1
(1)
Included in film rentals and advertising costs on the condensed consolidated statements of income (loss).
10.
Treasury Stock and Share-Based Awards

Treasury Stock - Holdings

Treasury stock represents shares of common stock repurchased by Holdings and not yet retired. The Company has applied the cost method in recording its treasury shares. Below is a summary of Holdings’ treasury stock activity for the three months ended March 31, 2024:

	Number of
	Treasury
	Shares	Cost
Balance at January 1, 2024	6.00	$98.3
Restricted stock withholdings (1)	0.25	4.2
Restricted stock forfeitures (2)	0.02	—
Balance at March 31, 2024	6.27	$102.5
(1)
Holdings withheld shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting in restricted stock and performance stock units. Holdings determined the number of shares to be withheld based upon market values of the common stock of Holdings on the vesting dates, which ranged from $13.93 to $17.97 per share.
(2)
Holdings repurchased forfeited restricted shares at a cost of $0.001 per share in accordance with its 2017 Omnibus Plan.

As of March 31, 2024, Holdings had no plans to retire any shares of treasury stock.

Restricted Stock

Below is a summary of restricted stock activity for the three months ended March 31, 2024:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2024	2.35	$15.67
Granted	0.90	16.43
Vested	(0.77)	15.89
Forfeited	(0.02)	15.30
Outstanding and unvested at March 31, 2024	2.46	15.88

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

During the three months ended March 31, 2024, Holdings granted 0.9 shares of its restricted stock to certain CUSA employees. The fair value of the restricted stock granted was determined based on the closing price of Holdings' common stock on the grant dates, which was $16.43 per share. Holdings assumed forfeiture rates for the restricted stock awards that ranged from 0% to 10%. The restricted stock granted during the three months ended March 31, 2024 vests over periods ranging from one to three years. The recipients of restricted stock are entitled to receive non-forfeitable dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock award activity recorded for the periods indicated.

	Three Months Ended March 31,
	2024	2023
Compensation expense recognized during the period:
CUSA employees	$3.8	$3.6
Holdings directors	0.4	0.3
Total recognized by Holdings	$4.2	$3.9

Fair value of restricted stock that vested during the period:
CUSA employees	$12.5	$6.9
Holdings directors	—	—
Holdings total	$12.5	$6.9

Income tax benefit related to vested restricted stock:
CUSA employees	$2.2	$0.8
Holdings directors	—	—
Holdings total income tax benefit	$2.2	$0.8

As of March 31, 2024, the estimated remaining unrecognized compensation expense related to unvested restricted stock awards was as follows:

Estimated
Remaining
Expense
CUSA employees (1)	$27.2
Holdings directors	0.3
Total remaining - Holdings (1)	$27.5
(1)
The weighted average period over which this remaining compensation expense will be recognized by both Holdings and CUSA is approximately 1.9 years.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Performance Stock Units

During the three months ended March 31, 2024, Holdings granted performance awards in the form of performance stock units (“PSU”). Each PSU that vests will result in the issuance of one share of Holdings’ common stock. The maximum number of shares issuable under the performance awards granted during 2024 is approximately 1.15 shares of Holdings' common stock. The grant date fair value for the units issued was determined based on the closing price of Holdings' common stock on the date of grant, which was $16.43 per share. The performance metrics for these performance awards are based upon three-year aggregate consolidated Adjusted EBITDA and consolidated cash flows, and payout levels are determined based upon the achievement of pre-established criteria for these metrics as defined in the award agreement. Based upon the terms of the award agreement, PSUs vest based on a combination of performance factors and continued service. The performance measurement period for the PSUs is three years, January 1, 2024 through December 31, 2026 and the service period ends on February 19, 2027. Below is a summary of the performance metrics and measurement period for these performance awards:

Stock units that vest if performance metrics meet the target level	0.57 PSUs
Stock units that vest if performance metrics meet the threshold level (50% of target)	0.28 PSUs
Stock units that vest if performance metrics meet the maximum level (200% of target)	1.15 PSUs
Performance Measurement Period	Three years with additional service requirement to the third anniversary of the date of the grant
Most likely performance metrics outcome estimated to be achieved at the time performance stock units were issued	Target
Assumed forfeiture rate for performance stock unit awards	5%

Below is a summary of performance stock unit activity for the periods presented:

	Three Months Ended March 31,
	2024	2023
Number of performance stock units that vested during the period	0.1	0.1
Fair value of performance stock units that vested during the period	$2.1	$1.2
Accumulated dividends paid upon vesting of performance stock units	$0.1	$0.2
Compensation expense recognized during the period	$2.2	$1.8
Income tax benefit related to performance stock units	$0.1	$—

As of March 31, 2024, the estimated remaining unrecognized compensation expense related to outstanding performance stock units was $19.1. The weighted average period over which this remaining compensation expense will be recognized is approximately 1.8 years. As of March 31, 2024, Holdings had performance stock units outstanding that represented a total of approximately 2.1 hypothetical shares of common stock, net of estimated forfeitures, reflecting actual certified performance level for performance stock units granted during 2022, an estimated performance level slightly above target for the 2023 grants and the target performance level for the 2024 grants.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

11.
Goodwill and Other Intangible Assets

A summary of the Company's goodwill is as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2024 (1)	$1,182.9	$68.1	$1,251.0
Foreign currency translation adjustments	—	(2.2)	(2.2)
Balance at March 31, 2024 (1)	$1,182.9	$65.9	$1,248.8
(1)
Balances are presented net of accumulated impairment losses of $214.0 for the U.S. operating segment and $43.8 for the international operating segment. See discussion of the qualitative impairment analysis performed by the Company as of March 31, 2024 at Note 12.

A summary of the Company's intangible assets is as follows:

	Balance at January 1, 2024	Amortization	Balance at March 31, 2024
Intangible assets with finite lives:
Gross carrying amount	$77.8	$—	$77.8
Accumulated amortization	(75.3)	(0.5)	(75.8)
Total net intangible assets with finite lives	$2.5	$(0.5)	$2.0

Intangible assets with indefinite lives:
Tradename and other	300.3	—	300.3
Total intangible assets, net	$302.8	$(0.5)	$302.3

The estimated aggregate future amortization expense for intangible assets is as follows:

Estimated
Amortization
For the nine months ended December 31, 2024	$1.5
For the twelve months ended December 31, 2025	0.5
Total	$2.0

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

12.
Impairment of Long-Lived Assets

The Company performed a qualitative impairment analysis on its long-lived assets, including theatre properties and right of-use assets, goodwill and tradename intangible assets as of March 31, 2024. As a result of the qualitative assessment, the Company noted no impairment indicators related to these assets as of March 31, 2024.

The qualitative impairment analysis, by asset class, is described below:

•
Theatre Properties and Right-of-Use-Assets - Considers relevant industry, economic and market conditions, industry trading multiples and recent developments that would impact the Company’s estimates of future theatre-level cash flows, which are the primary estimate of fair market value, at the theatre level compared with the most recent quantitative impairment assessment.
•
Goodwill – Considers economic and market conditions, industry trading multiples and the impact of recent developments that would impact the estimated fair values as determined in the most recent quantitative assessment.
•
Tradename Intangible Assets – Considers industry and market conditions and recent developments that may impact the revenue forecasts and other estimates as compared with the most recent quantitative assessment.

See Note 1 and Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 16, 2024, for further discussion of the Company’s impairment policy and a description of the qualitative and quantitative impairment assessments performed.

There were no impairment charges recorded for long-lived assets, goodwill and intangible assets for the three months ended March 31, 2024 and 2023. The Company recorded an impairment charge of $0.7 on its investment in NCMI during the three months ended March 31, 2023.

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

Below is a summary of assets and liabilities measured at fair value on a recurring basis under FASB ASC Topic 820 as of March 31, 2024 and December 31, 2023:

		Carrying	Fair Value Hierarchy
Description	As of	Value	Level 1	Level 2	Level 3
Interest rate swap assets (1)	March 31, 2024	$13.4	$—	$13.4	$—
Investment in NCMI (2)	March 31, 2024	$22.5	$22.5	$—	$—

Interest rate swap assets (1)	December 31, 2023	$9.9	$—	$9.9	$—
Investment in NCMI (2)	December 31, 2023	$18.1	$—	$18.1	$—
(1)
See further discussion of interest rate swaps at Note 7.
(2)
See further discussion of investment in NCMI at Note 8.

See additional explanation of fair value measurement techniques used for long-lived assets, goodwill and intangible assets in “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 16, 2024. There were no changes in valuation techniques for the three months ended March 31, 2024. The Company’s investment in NCMI was transferred out of Level 2 into Level 1 during the three months ended March 31, 2024.

14.
Foreign Currency Translation

The accumulated other comprehensive loss account in Holdings’ stockholders’ equity of $374.3 and $363.9 and CUSA’s stockholder's equity of $377.1 and $366.7, as of March 31, 2024 and December 31, 2023, respectively, primarily includes cumulative net foreign currency losses of $395.7 and $384.9 as of March 31, 2024 and December 31, 2023, respectively, from translating the financial statements of the Company's international subsidiaries and the cumulative changes in fair value of the interest rate swap agreements that are designated as hedges.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

As of March 31, 2024, all foreign countries where the Company has operations are non-highly inflationary, other than Argentina. In non-highly inflationary countries, the local currency is the same as the functional currency and any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss. The Company deemed Argentina to be highly inflationary beginning July 1, 2018. A highly inflationary economy is defined as an economy with a cumulative inflation rate of 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The financial information of the Company’s Argentina subsidiaries was remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective July 1, 2018.

Below is a summary of the impact of translating the March 31, 2024 and March 31, 2023 financial statements of the Company’s international subsidiaries:

			Other Comprehensive Income (Loss) for the
	Exchange Rate as of		Three Months Ended
Country	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Brazil	5.02	4.85	$(3.1)	$2.7
Chile	980.26	879.54	(8.1)	5.2
All other			0.4	0.2
			$(10.8)	$8.1

As noted above, beginning July 1, 2018, Argentina was deemed highly inflationary. For the three months ended March 31, 2024 and 2023 the Company recorded foreign currency exchange losses of $1.1 and $3.6, respectively, due to the translation of Argentina's financial results to U.S. dollars.

15.
Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Three Months Ended
	March 31,
	2024	2023
Cash paid for interest by Holdings (1)	$56.1	$51.0
Cash paid for interest by CUSA	$45.7	$40.6
Cash paid for income taxes, net	$2.9	$0.9
Noncash operating activities:
Interest expense - NCM (see Note 8)	$(5.5)	$(5.7)
Noncash investing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (2)	$1.4	$(5.1)
Theatre and other assets acquired under finance leases	$27.2	$—
(1)
Includes the cash interest paid by CUSA.
(2)
Additions to theatre properties and equipment included in accounts payable as of March 31, 2024 and December 31, 2023 were $8.0 and $6.6, respectively.

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

Below is a breakdown of selected financial information by reportable operating segment for Holdings:

	Three Months Ended
	March 31,
	2024	2023
Revenue
U.S.	$459.1	$481.7
International	122.2	131.6
Eliminations	(2.1)	(2.6)
Total revenue	$579.2	$610.7

Adjusted EBITDA
U.S.	$49.1	$63.4
International	21.6	22.8
Total Adjusted EBITDA	$70.7	$86.2

Capital expenditures
U.S.	$18.1	$22.7
International	5.4	3.6
Total capital expenditures	$23.5	$26.3

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA for Holdings:

	Three Months Ended
	March 31,
	2024	2023
Net income (loss)	$25.3	$(2.5)
Add (deduct):
Income tax benefit	(27.7)	(3.9)
Interest expense (1)	37.7	36.8
Other income, net (2)	(17.7)	(1.9)
Cash distributions from equity investees (3)	1.3	—
Depreciation and amortization	49.4	54.9
Impairment of long-lived and other assets	—	0.7
Loss on disposal of assets and other	0.4	0.3
Non-cash rent expense	(4.4)	(3.9)
Share-based awards compensation expense	6.4	5.7
Adjusted EBITDA	$70.7	$86.2
(1)
Includes amortization of debt issuance costs, amortization of original issue discount, and amortization of accumulated gains for amended swap agreements.
(2)
Includes interest income, foreign currency exchange gain (loss), interest expense - NCM, equity in income (loss) of affiliates and unrealized gain on investment in NCMI.
(3)
Reflects cash distributions received from equity investees that were recorded as a reduction of the respective investment balances. These distributions are reported entirely within the U.S. operating segment.

Financial Information About Geographic Areas

Below is a breakdown of selected financial information for Holdings by geographic area:

	Three Months Ended
	March 31,
Revenue	2024	2023
U.S.	$459.1	$481.7
Brazil	54.3	44.5
Other international countries	67.9	87.1
Eliminations	(2.1)	(2.6)
Total	$579.2	$610.7

	As of	As of
Theatre properties and equipment, net	March 31, 2024	December 31, 2023
U.S.	$1,006.2	$1,002.1
Brazil	51.9	54.7
Other international countries	101.6	104.9
Total	$1,159.7	$1,161.7

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

17.
Related Party Transactions

A subsidiary of the Company manages a theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, who is Lee Roy Mitchell’s son-in-law and Kevin Mitchell’s brother-in-law. Lee Roy Mitchell, our founder, owns, both directly and indirectly, approximately 8.5% of Holdings’ common stock and Kevin Mitchell is a member of Holdings’ Board of Directors. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenue. The Company recorded $0.1 and $0.1 of management fee revenue during the three months ended March 31, 2024 and 2023, respectively. All such amounts are included in the condensed consolidated statements of income (loss), with the intercompany amounts eliminated in consolidation. During the three months ended March 31, 2024 and 2023, the Company paid excess cash distributions of $0.1 and $0.0, respectively to Lone Star Theatres, Inc. as required by the partnership agreement, which were recorded as a reduction of noncontrolling interests on each of Holdings and CUSA’s condensed consolidated balance sheets.

A subsidiary of the Company leases 12 theatres from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Holdings' directors and is an officer of the general partner of Syufy. For the three months ended March 31, 2024 and 2023, the Company paid total rent of $5.7 and $5.5, respectively, to Syufy. CUSA provides digital equipment support to drive-in theatres owned by Syufy. The Company recorded management fees related to these services of $0.03 and $0.0 during the three months ended March 31, 2024 and 2023, respectively.

A subsidiary of the Company has a 50% voting interest in FE Concepts, a joint venture with AWSR, an entity owned by Lee Roy Mitchell and Tandy Mitchell. FE Concepts operates a family entertainment center that offers bowling, gaming, movies and other amenities. CUSA has a theatre services agreement with FE Concepts under which the Company receives service fees for providing film booking and equipment monitoring services for the facility. The Company recorded management fees of $0.01 and $0.02 related to these services during the three months ended March 31, 2024 and 2023, respectively.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Shane Waldrop, individually and on behalf of all other similarly situated, vs. Cinemark USA, Inc. This putative nationwide class action lawsuit was filed against the Company on April 16, 2024, in the United States District Court for the Eastern District of Texas, Sherman Division, alleging violations of the Federal Food Drug & Cosmetics Act, violations of the Texas Deceptive Trade Practices Act, negligent misrepresentation, fraud and unjust enrichment based on the Company’s alleged mislabeling of twenty-four ounce draft beer cups used at certain theatres. The Company denies the allegations and will vigorously defend itself against the lawsuit. The Company cannot predict the outcome of this litigation.

19. Income Taxes

An income tax benefit of $27.7 for Holdings and $26.6 for CUSA was recorded during the three months ended March 31, 2024 resulting in an effective tax rate of approximately 1,144.3% for Holdings and (2,120.5)% for CUSA for the three months ended March 31, 2024.

During the three months ended March 31, 2024, the Company recorded a deferred tax benefit of $33.7 discretely related to the release of valuation allowances in certain foreign jurisdictions. The release of these valuation allowances was the result of the availability of positive evidence related to sustained taxable income in the relevant jurisdictions to support the future realizability of deferred tax assets. This discrete benefit favorably impacted the effective tax rate for the three months ended March 31, 2024, causing the income tax benefit to vary significantly from the tax benefit derived by applying the statutory tax rate to the pre-tax loss of Holdings for the three months ended March 31, 2024 and the tax expense derived by applying the statutory tax rate to the pre-tax income of CUSA for the three months ended March 31, 2024.

20. Subsequent Events

On May 1, 2024, the Company redeemed the $150.0 outstanding principal amount of the 8.75% Secured Notes at par plus any accrued and unpaid interest thereon for $156.6 in cash. Following the redemption, the indenture governing the 8.75% Secured Notes was fully satisfied and discharged. See Note 7 for discussion of the 8.75% Senior Notes. This event was treated as a nonrecognized subsequent event as the redemption option was exercised after the balance sheet date.

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

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, and Paraguay. As of March 31, 2024, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 16 to the condensed consolidated financial statements.

The success of the theatrical exhibition industry is contingent upon several key factors, including the volume of new film content available, which has been impacted by the effects of the COVID-19 pandemic and last year’s writers’ and actors’ guilds strikes, the box office performance of new film content released, the duration of the exclusive theatrical release window, and evolving consumer behavior with competition from other forms of in-and-out-of-home entertainment.

Revenue and Expense

We generate revenue primarily from filmed entertainment box office receipts and concession sales with additional revenue from screen advertising, screen rental and other revenue streams, such as transactional fees, vendor marketing promotions, studio trailer placements, meeting rentals and electronic video games located in some of our theatres. Filmed entertainment box office receipts include traditional content from studios as well as alternative entertainment, such as the Metropolitan Opera, concert events, live and pre-recorded sports programs and other special events in our theatres. NCM provides our domestic theatres with various forms of in-theatre advertising. Our Flix Media subsidiaries provide screen advertising and alternative content for our international circuit and for other international exhibitors.

Films leading the box office during the three months ended March 31, 2024 included new releases Dune: Part Two, Kung Fu Panda 4, Bob Marley: One Love, Godzilla x Kong: The New Empire, Ghostbusters: Frozen Empire, Mean Girls and The Beekeeper as well as the carryover of 2023 releases Wonka, Migration and Anything But You.

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

Concession supplies expense is variable in nature and fluctuates with our concession revenue and also product mix. Inflationary pressures have impacted, and may continue to impact, product costs in the near term. We source products from a variety of partners around the world to minimize supply chain interruptions and price increases, wherever possible.

Although salaries and wages include a fixed cost component (i.e., the minimum staffing costs to operate a theatre facility during non-peak periods), salaries and wages tend to move in relation to anticipated changes in attendance. Staffing levels may vary based on the amenities offered at each location, such as full-service restaurants, bars or expanded food and beverage options. In certain international locations, staffing levels are also subject to local regulations, including minimum hour requirements. Inflationary pressures have driven increases in wage rates across our labor base and increases may continue in the future.

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

Utilities and other costs include both fixed and variable costs and primarily consist of utilities, property taxes, janitorial costs, credit card fees, third party ticket sales commissions, gift card commissions, repairs and maintenance expenses, security services, and projection and sound equipment maintenance expenses.

General and administrative expenses to support the overall management of the Company are primarily fixed in nature. Fixed expenses include salaries, wages and benefits costs for our corporate office personnel, facility expenses for our corporate and other offices, software license and maintenance costs and audit fees. General and administrative expenses also include some variable expenses such as incentive compensation, consulting and legal fees, supplies, and other costs that are not specifically associated with the operations of our theatres.

Recent Developments

Redemption 8.75% Secured Notes - On May 1, 2024, the Company redeemed the $150.0 outstanding principal amount of its 8.75% Secured Notes at par plus accrued interest thereon. Following the redemption, the indenture governing the 8.75% Secured Notes was fully satisfied and discharged. See Liquidity and Capital Resources.

Results of Operations

The following table sets forth, for the periods indicated, the amounts for certain items reflected in the operating income of Holdings along with each of those items as a percentage of revenue.

	Three Months Ended
	March 31,
	2024	2023
Operating data (in millions):
Revenue
Admissions	$289.8	$311.0
Concession	224.2	235.8
Other	65.2	63.9
Total revenue	$579.2	$610.7
Cost of operations
Film rentals and advertising	154.3	166.7
Concession supplies	44.0	43.6
Salaries and wages	86.9	86.2
Facility lease expense	77.3	79.5
Utilities and other	100.4	103.8
General and administrative expenses (1)	48.9	46.5
Depreciation and amortization	49.4	54.9
Impairment of long-lived and other assets	—	0.7
Loss on disposal of assets and other	0.4	0.3
Total cost of operations (1)	561.6	582.2
Operating income (1)	$17.6	$28.5

Operating data as a percentage of total revenue:
Revenue
Admissions	50.0%	50.9%
Concession	38.7%	38.6%
Other	11.3%	10.5%
Total revenue	100.0%	100.0%
Cost of operations (2)
Film rentals and advertising	53.2%	53.6%
Concession supplies	19.6%	18.5%
Salaries and wages	15.0%	14.1%
Facility lease expense	13.3%	13.0%
Utilities and other	17.3%	17.0%
General and administrative expenses	8.4%	7.6%
Depreciation and amortization	8.5%	9.0%
Impairment of long-lived and other assets	—%	0.1%
Loss on disposal of assets and other	0.1%	—%
Total cost of operations	97.0%	95.3%
Operating income	3.0%	4.7%
Average screen count (3)	5,712	5,837
(1)
The only difference between components of operating income for Holdings, as presented above, and those of CUSA is incremental general and administrative expense recognized by Holdings. The following table sets forth, for the periods indicated, the amounts for general and administrative expense, total cost of operations and operating income of CUSA:

	Three Months Ended
	March 31,
	2024	2023
Operating data (in millions):
Cost of operations
General and administrative expenses	$48.0	$45.6
Total cost of operations	$560.7	$581.3
Operating income	$18.5	$29.4
(2)
All costs are expressed as a percentage of total revenue, except film rentals and advertising, which are expressed as a percentage of admissions revenue, and concession supplies, which are expressed as a percentage of concession revenue.
(3)
Average screen count is calculated based on the average of month end screen counts.

Three months ended March 31, 2024 (the “2024 period”) versus the three months ended March 31, 2023 (the “2023 period”)

2024 Period - The North American Industry box office generated approximately $1.7 billion during the 2024 period, which included new releases Dune: Part Two, Kung Fu Panda 4, Bob Marley: One Love, Godzilla x Kong: The New Empire, Ghostbusters: Frozen Empire, Mean Girls and The Beekeeper as well as the carryover of 2023 releases Wonka, Migration and Anything But You.

2023 Period - The North American Industry box office was approximately $1.8 billion during the 2023 period, which included the carryover of Avatar: The Way of Water and Puss in Boots: The Last Wish as well as new releases including Ant-Man and the Wasp: Quantumania, Creed III, John Wick: Chapter 4 and M3GAN.

Revenue. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenue.

	U.S. Operating Segment		International Operating Segment			Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,			Three Months Ended March 31,
	2024	2023	2024	2023	Constant Currency (3) 2024	2024	2023
Admissions revenue	$231.8	$244.7	$58.0	$66.3	$85.3	$289.8	$311.0
Concession revenue	178.6	186.8	45.6	49.0	67.0	224.2	235.8
Other revenue (1)	46.6	47.6	18.6	16.3	27.3	65.2	63.9
Total revenue (1)	$457.0	$479.1	$122.2	$131.6	$179.6	$579.2	$610.7
Attendance	23.6	25.2	16.1	17.7		39.7	42.9
Average ticket price (2)	$9.82	$9.71	$3.60	$3.75	$5.30	$7.30	$7.25
Concession revenue per patron (2)	$7.57	$7.41	$2.83	$2.77	$4.16	$5.65	$5.50

(1)
U.S. operating segment revenue includes eliminations of intercompany transactions with the international operating segment. See Note 16 to our condensed consolidated financial statements.
(2)
Average ticket price is calculated as admissions revenue divided by attendance. Concession revenue per patron is calculated as concession revenue divided by attendance.
(3)
Constant currency revenue amounts, which are non-GAAP measurements, were calculated using the average exchange rate for the corresponding month for 2023. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time in accordance with U.S. GAAP. Significant changes in foreign currency exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance that excludes the impact of foreign currency fluctuations.
•
U.S. Attendance decreased 6.3% to 23.6 million patrons during the 2024 period compared with 25.2 million patrons during the 2023 period due to less carryover benefit in the 2024 period from prior year releases and the scale of film releases due to the impact of the Hollywood strikes. Average ticket price increased 1.1% to $9.82 during the 2024 period compared with $9.71 during the 2023 period driven by strategic pricing actions partially offset by lower 3D penetration and a less favorable ticket type mix due to higher levels of family content in the 2024 period. Concession revenue per patron increased 2.2% to $7.57 during the 2024 period compared with $7.41 during the 2023 period primarily driven by inflationary and strategic pricing actions as well as product mix, partially offset by lower incidence rates associated with film content mix. Other revenue for the 2024 period decreased 2.1% to $46.6 million compared with $47.6 million during the 2023 period primarily due to a decrease in attendance, which resulted in a reduction in the variable component of other revenue.
•
International. Attendance decreased 9.0% to 16.1 million patrons during the 2024 period compared with 17.7 million patrons during the 2023 period due to less carryover benefit in the 2024 period from prior year releases and the scale of film releases due to the impact of the Hollywood strikes. Revenues, average ticket price and concession revenue per patron for our international segment, as reported, were unfavorably impacted by exchange rate fluctuations for the 2024 period. In constant currency, the average ticket price increased 41.3% to $5.30 for the 2024 period primarily due to inflationary pricing actions. Similarly, in constant currency, concession revenue per patron increased 50.2% to $4.16 for the 2024 period primarily due to inflationary pricing actions. Other revenue increased 67.5% in constant currency to $27.3 million for the 2024 period primarily due to higher loyalty program and screen advertising revenue.

Cost of Operations. The table below, presented by reportable operating segment, summarizes our year-over-year theatre operating costs.

	U.S. Operating Segment		International Operating Segment			Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,			Three Months Ended March 31,
	2024	2023	2024	2023	Constant Currency (1) 2024	2024	2023
Film rentals and advertising	$126.3	$133.5	$28.0	$33.2	$42.1	$154.3	$166.7
Concession supplies	$34.3	$32.9	$9.7	$10.7	$14.1	$44.0	$43.6
Salaries and wages	$72.5	$71.5	$14.4	$14.7	$23.1	$86.9	$86.2
Facility lease expense	$60.5	$62.0	$16.8	$17.5	$21.2	$77.3	$79.5
Utilities and other	$78.3	$80.5	$22.1	$23.3	$33.8	$100.4	$103.8
(1)
Constant currency expense amounts, which are non-GAAP measurements, were calculated using the average exchange rate for the corresponding month for 2023. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time in accordance with U.S. GAAP. Significant changes in foreign currency exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance that excludes the impact of foreign currency fluctuations.
•
U.S. Film rentals and advertising costs for the 2024 period were 54.5% of admissions revenue compared with 54.6% for the 2023 period primarily due to the concentration and mix of films, partially offset by higher marketing spend. Concession supplies expense for the 2024 period was 19.2% of concession revenue compared with 17.6% of concession revenue for the 2023 period. The concession supplies rate for the 2024 period was impacted by product mix, inflationary pressures on certain concession categories and higher shrink, partially offset by the impact of strategic pricing actions on concession revenue.

Salaries and wages increased 1.4% to $72.5 million for the 2024 period compared with $71.5 million for the 2023 period due to higher wage rates and expanded operating hours, partially offset by labor productivity initiatives and lower attendance. Facility lease expense, which is predominantly fixed in nature, decreased 2.4% to $60.5 million primarily due to theatre closures. Utilities and other costs decreased 2.7% to $78.3 million, as many of these costs, such as utilities costs and credit card transaction fees, are variable in nature and were impacted by the decrease in attendance.

•
International. Our international operating costs, as reported, were favorably impacted by exchange rate fluctuations for the 2024 period.

Film rentals and advertising costs were 48.3% of admissions revenue as reported for the 2024 period compared with 50.1% for the 2023 period primarily due to the concentration and mix of films. Concession supplies expense was 21.3% of concessions revenue as reported for the 2024 period compared with 21.8% of concession revenue for the 2023 period. The decrease in the concession supplies rate was primarily driven by the impact of strategic pricing actions to offset inflationary pressures.

Salaries and wages, facility lease expense and utilities and other expenses, as reported, were lower for the 2024 period as a result of favorable exchange rate fluctuations. In constant currency, salaries and wages increased to $23.1 million for the 2024 period primarily due to wage rate increases. Facility lease expense increased to $21.2 million in constant currency for the 2024 period primarily due to inflationary increases and the return of certain minimum rent thresholds, partially offset by lower percentage rent. Utilities and other costs increased to $33.8 million in constant currency for the 2024 period primarily due to higher utility costs and inflationary pressures.

General and Administrative Expense. General and administrative expense for Holdings increased to $48.9 million for the 2024 period compared with $46.5 million for the 2023 period. General and administrative expense for CUSA increased to $48.0 million for the 2024 period compared with $45.6 million for the 2023 period. The increase for both Holdings and CUSA is primarily due to wages and benefits inflation, higher share-based compensation and severance costs, partially offset by lower professional fees and the favorable impact of exchange rate fluctuations.

Depreciation and Amortization. Depreciation and amortization expense decreased to $49.4 million for the 2024 period compared with $54.9 million for the 2023 period primarily due to the impairment of assets during 2023.

Interest Expense. Interest expense for Holdings, which includes amortization of debt issuance costs and original issue discount and amortization of accumulated gains for swap amendments, was $37.7 million during the 2024 period compared with $36.8 million during the 2023 period. The interest expense attributable to CUSA, which includes amortization of debt issuance costs and original issue discount and amortization of accumulated losses for swap amendments, was $31.6 million during the 2024 period compared with $30.8 million during the 2023 period. The increase in interest expense was primarily due to the impact of a higher average interest rate on our variable rate term loan borrowings, partially offset by the redemption of $100 million of 8.75% Secured Notes in May 2023.

Interest Income. Interest income for Holdings was $13.6 million during the 2024 period compared with $11.9 million during the 2023 period. The interest income attributable to CUSA was $10.3 million during the 2024 period compared with $9.2 million during the 2023 period. The increase in interest income was primarily related to the impact of higher interest rates on higher average cash and cash equivalents balances.

Foreign currency exchange gain (loss). We recorded a foreign currency exchange gain of $1.4 million during the 2024 period compared with a loss of $2.2 million during the 2023 period. The gain or loss on foreign exchange is primarily related to currency exchange fluctuations from original transactions dates until settlement.

Equity in Income (Loss) of Affiliates. Equity in income of affiliates of $3.8 million was recorded during the 2024 period compared with equity in loss of affiliates of $2.1 million during the 2023 period. See Note 9 to the condensed consolidated financial statements for information about our equity investments.

Unrealized Gain on Investment in NCMI. We recorded an unrealized gain on our investment in NCMI of $4.4 million during the 2024 period related to the mark-to-market adjustment of our investment in NCMI under the fair value basis of accounting. See Note 8 to the condensed consolidated financial statements for information about our investment in NCMI.

Income Taxes - Holdings. An income tax benefit of $27.7 million was recorded for the 2024 period compared with an income tax benefit of $3.9 million for the 2023 period. The effective tax rate was approximately 1,144.3% for the 2024 period compared with 60.5% for the 2023 period. During the 2024 period, a deferred tax benefit of $33.7 million was recorded discretely related to the release of valuation allowances in certain foreign jurisdictions. The release of these valuation allowances was the result of the availability of positive evidence related to sustained taxable income in the relevant jurisdictions to support the future realizability of deferred tax assets. This discrete benefit favorably impacted the effective tax rate for the 2024 period, causing the income tax benefit to vary significantly from the tax benefit derived by applying the statutory tax rate to Holdings’ pre-tax loss for the period. The effective tax rate for the 2023 period was favorably impacted by the use of certain foreign tax credits for which valuation allowances had been established in prior periods. Income tax provisions for interim (quarterly) periods are generally based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Income Taxes - CUSA. An income tax benefit of $26.6 million was recorded for the 2024 period compared with an income tax benefit of $8.5 million for the 2023 period. The effective tax rate was approximately (2,120.5)% for the 2024 period compared with 387.6% for the 2023 period. During the 2024 period, a deferred tax benefit of $33.7 million was recorded discretely related to the release of valuation allowances in certain foreign jurisdictions. The release of these valuation allowances was the result of the availability of positive evidence related to sustained taxable income in the relevant jurisdictions to support the future realizability of deferred tax assets. This discrete benefit favorably impacted the effective tax rate for the 2024 period, causing the income tax benefit to vary significantly from the tax expense derived by applying the statutory tax rate to the pre-tax income for the period. The effective tax rate for the 2023 period was favorably impacted by the use of certain foreign tax credits for which valuation allowances had been established in prior periods. Income tax provisions for interim (quarterly) periods are generally based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

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

Cash used for operating activities was $(22.7) million for Holdings and $(16.4) million for CUSA for the three months ended March 31, 2024, compared with cash provided by operating activities of $7.9 million for Holdings and $15.7 million for CUSA for the three months ended March 31, 2023. The decrease in cash provided by operating activities was primarily driven by the timing and level of revenue earned during each period and the timing of payments to vendors for expenses incurred during each period.

Investing Activities

Investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings, remodels and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $23.3 million and $26.3 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in cash used for investing activities was primarily due to the timing of capital expenditures during each period.

Below is a summary of capital expenditures, disaggregated by new and existing theatres, for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023
New theatres	$3.2	$1.3
Existing theatres	20.3	25.0
Total capital expenditures	$23.5	$26.3

We operated 502 theatres with 5,708 screens worldwide as of March 31, 2024. Theatres and screens opened and closed during the three months ended March 31, 2024 were as follows:

	January 1, 2024	Built	Closed	March 31, 2024
U.S. (42 states)
Theatres	309	—	(1)	308
Screens	4,324	—	(21)	4,303

International (13 countries)
Theatres	192	2	—	194
Screens	1,395	10	—	1,405

Worldwide
Theatres	501	2	(1)	502
Screens	5,719	10	(21)	5,708

As of March 31, 2024, the following signed commitments were outstanding:

	Theatres (1)	Screens (1)	Estimated Remaining Investment (2)
Remainder of 2024
U.S.	1	7	$12.9
International	—	—	—
Total	1	7	$12.9

2025
U.S.	2	26	$15.5
International	—	—	—
Total	2	26	$15.5

Total commitments at March 31, 2024	3	33	$28.4
(1)
Based on the expected theatre opening date.
(2)
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

Financing Activities

Cash used for financing activities was $10.4 million and $4.9 million for the three months ended March 31, 2024 and 2023, respectively. The increase in cash used for financing activities was primarily due to higher restricted stock withholdings for payroll taxes during the three months ended March 31, 2024 and proceeds from a sale leaseback transaction recognized during the three months ended March 31, 2023.

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

See Note 7 for a summary of long-term debt outstanding as of March 31, 2024 for Holdings and CUSA.

Contractual Obligations

There have been no material changes in the contractual obligations previously disclosed in “Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed February 16, 2024.

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

Interest on revolving credit loans accrues, at CUSA's option, at either (i) the Term SOFR Rate plus an applicable margin that ranges from 3.00% to 3.50% per annum, or (ii) the Alternate Base Rate, subject, in the case of this clause (ii) to a floor of 1.00% per annum, plus, in the case of this clause (ii), an applicable margin that ranges from 2.00% to 2.50%. The applicable margin with respect to revolving credit loans is a function of the Consolidated Net Senior Secured Leverage Ratio as defined in the Credit Agreement. As of March 31, 2024, the applicable margin was 3.25%, however, there were no borrowings outstanding under the revolving line of credit. In addition, CUSA is required to pay a commitment fee on the revolving line of credit that accrues at a rate ranging from 0.20% to 0.375% per annum of the daily unused portion of the revolving line of credit. The commitment fee rate is a function of the Consolidated Net Senior Secured Leverage Ratio and was 0.25% at March 31, 2024.

CUSA’s obligations under the Credit Agreement are guaranteed by Holdings and certain subsidiaries of Holdings other than CUSA (the “Other Guarantors”) and are secured by security interests in substantially all of CUSA’s, Holdings’ and the Other Guarantors’ personal property.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on the ability of Holdings, CUSA and their subsidiaries to: merge, consolidate, liquidate, or dissolve; sell, transfer or otherwise dispose of assets; create, incur or permit to exist certain indebtedness and liens; pay dividends, repurchase stock and make other Restricted Payments (as defined in the Credit Agreement); prepay certain indebtedness; make investments; enter into transactions with affiliates; and change the nature of their business. At any time that CUSA has revolving credit loans outstanding, it is not permitted to allow the Consolidated Net Senior Secured Leverage Ratio to exceed 3.5 to 1.0. As of March 31, 2024, there were no revolving credit loans outstanding under the revolving line of credit, and CUSA’s Consolidated Net Senior Secured Leverage Ratio was 0.4 to 1.

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

The Restricted Payments covenant, as defined in the Credit Agreement generally does not limit the ability of Holdings and its subsidiaries to pay dividends and make other Restricted Payments if the Consolidated Net Total Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 2.75 to 1.00. If the Consolidated Net Total Leverage Ratio is greater than 2.75 to 1.00, but not greater than 5.00 to 1.00, Restricted Payments generally may be made in an aggregate amount not to exceed the Available Amount (as defined in the Credit Agreement), which is a function of CUSA’s Consolidated EBITDA minus 1.75 times its Consolidated Interest Expense (as such terms are defined in the Credit Agreement) and certain other factors as specified in the Credit Agreement. As of March 31, 2024, the Consolidated Net Total Leverage Ratio was 2.26 to 1.00 and the Available Amount was $631.6 million. In addition, the Credit Agreement contains other baskets that allow certain Restricted Payments in excess of the Applicable Amount.

We have three interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the term loan outstanding. See Note 7 to the condensed consolidated financial statements for discussion of the interest rate swaps.

As of March 31, 2024, there was $643.5 million outstanding under the term loan and no borrowings were outstanding under the $125.0 million revolving line of credit. The average interest rate on outstanding term loan borrowings under the Credit Agreement as of March 31, 2024 was approximately 7.6% per annum, after giving effect to the interest rate swap agreements.

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

On May 1, 2024, CUSA redeemed the remaining $150.0 million principal amount outstanding of the 8.75% Secured Notes plus accrued interest thereon. Following the redemption, the indenture governing the 8.75% Secured Notes was fully satisfied and discharged.

Borrowing of International Subsidiaries

As of March 31, 2024, one of the Company’s international subsidiaries had a bank loan outstanding of $6.5 million that matures in January 2029. The current interest rate on the bank loan outstanding at March 31, 2024 is 4.0%.

Covenant Compliance

The indentures governing the 5.875% Senior Notes, the 5.25% Senior Notes and the 8.75% Secured Notes ("the indentures") contain covenants that limit, among other things, the ability of CUSA and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of March 31, 2024, CUSA could have distributed up to approximately $3.6 billion to its parent company and sole stockholder, Holdings, under the terms of the indentures, subject to its available cash and other borrowing restrictions outlined in the indentures. Upon a change of control, as defined in the indentures, CUSA would be required to make an offer to repurchase the 5.875% Senior Notes, the 5.25% Senior Notes and the 8.75% Secured Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indentures allow CUSA to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of March 31, 2024 was 5.6 to 1.

See discussion of dividend restrictions and the net senior secured leverage ratio under the Credit Agreement at Senior Secured Credit Facility above.

As of March 31, 2024, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The Company currently has variable rate debt. An increase or decrease in interest rates would affect its interest expense related to this variable rate debt. At March 31, 2024, we had an aggregate of $200.0 million of variable rate debt outstanding, after giving effect to the interest rate swaps. Based on the interest rates in effect on the variable rate debt outstanding at March 31, 2024, a 100 basis point increase in market interest rates would increase our annual interest expense by $2.0 million.

The tables below provide information about Holdings' and CUSA’s fixed rate and variable rate long-term debt agreements as of March 31, 2024. The Company has three interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the Company’s term loan debt. See Interest Rate Swap Agreements below. Holdings’ long-term debt agreements include fixed rate and variable rate long-term debt of CUSA, which is guaranteed by Holdings.

Holdings Debt

	Expected Maturity for the Twelve Months Ending March 31,								Average
	(in millions)								Interest
	2025	2026 (2)	2027	2028	2029	Thereafter	Total	Fair Value	Rate
Fixed rate	$—	$1,015.0	$—	$—	$765.0	$450.0	$2,230.0	$2,361.3	5.8%
Variable rate	7.8	7.7	7.7	7.7	8.2	160.9	200.0	200.9	8.9%
Total debt (1)	$7.8	$1,022.7	$7.7	$7.7	$773.2	$610.9	$2,430.0	$2,562.2	6.0%
(1)
Amounts are presented before adjusting for debt issuance costs.
(2)
On May 1, 2024, CUSA redeemed the $150.0 million remaining principal amount outstanding of the 8.75% Secured Notes due May 1, 2025.

CUSA Debt

	Expected Maturity for the Twelve Months Ending March 31,								Average
	(in millions)								Interest
	2025	2026 (2)	2027	2028	2029	Thereafter	Total	Fair Value	Rate
Fixed rate	$—	$555.0	$—	$—	$765.0	$450.0	$1,770.0	$1,723.6	6.1%
Variable rate	7.8	7.7	7.7	7.7	8.2	160.9	200.0	200.9	8.9%
Total debt (1)	$7.8	$562.7	$7.7	$7.7	$773.2	$610.9	$1,970.0	$1,924.5	6.4%
(1)
Amounts are presented before adjusting for debt issuance costs.
(2)
On May 1, 2024, CUSA redeemed the $150.0 million remaining principal amount outstanding of the 8.75% Secured Notes due May 1, 2025.

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

Foreign Currency Exchange Rate Risk

There have been no material changes in foreign currency exchange rate risk previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed February 16, 2024.

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2024, under the supervision and with the participation of Holdings’ and CUSA’s principal executive officer and principal financial officer, Holdings and CUSA carried out an evaluation required by the Exchange Act of the effectiveness of the design and operation of their respective disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, Holdings’ and CUSA’s principal executive officer and principal financial officer concluded that, as of March 31, 2024, each of Holdings’ and CUSA’s respective disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by each of Holdings and CUSA in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to Holdings’ and CUSA’s management, including Holdings’ and CUSA’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in Holdings’ and CUSA’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, Holdings’ and CUSA’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than the discussion at Note 18, there have been no material changes from legal proceedings previously reported under “Business – Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed February 16, 2024.

Item 1A. Risk Factors

We believe there have been no material changes in our risk factors from those disclosed in “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed February 16, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) In the first quarter of 2024, Holdings purchased shares of its common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan
January 1 through January 31	0.52	$13.93	—	—
February 1 through February 29	252.99	$16.48	—	—
March 1 through March 31	0.21	$17.97	—	—
Total	253.72		—	—

(1) Represents shares of Holdings’ common stock (in thousands) repurchased in January, February and March of 2024 to satisfy employee tax-withholding obligations upon vesting in restricted stock and performance stock units. See Note 10 to the condensed consolidated financial statements.

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

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2024

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$439.3	$118.9	$—	$558.2
Other current assets	387.2	(117.1)	(11.6)	258.5
Total current assets	826.5	1.8	(11.6)	816.7
Theatre properties and equipment, net	1,159.7	—	—	1,159.7
Operating lease right-of-use assets, net	973.8	—	—	973.8
Other long-term assets	1,745.0	292.4	(375.2)	1,662.2
Total assets	$4,705.0	$294.2	$(386.8)	$4,612.4
Liabilities and equity
Current liabilities
Current portion of long-term debt	$7.8	$—	$—	$7.8
Current portion of operating lease obligations	207.3	—	—	207.3
Current portion of finance lease obligations	15.5	—	—	15.5
Current income tax payable	5.5	—	—	5.5
Accounts payable and accrued expenses	436.4	—	(11.6)	424.8
Total current liabilities	672.5	—	(11.6)	660.9
Long-term liabilities
Long-term debt, less current portion	2,198.5	—	(262.2)	1,936.3
Operating lease obligations, less current portion	840.9	—	—	840.9
Finance lease obligations, less current portion	95.7	—	—	95.7
Other long-term liabilities and deferrals	454.7	0.6	—	455.3
Total long-term liabilities	3,589.8	0.6	(262.2)	3,328.2
Commitments and contingencies
Equity	442.7	293.6	(113.0)	623.3
Total liabilities and equity	$4,705.0	$294.2	$(386.8)	$4,612.4

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED MARCH 31, 2024

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Revenue	$579.2	$—	$—	$579.2
Cost of operations
Theatre operating costs	462.9	—	—	462.9
General and administrative expenses	48.0	—	—	48.0
Depreciation and amortization	49.4	—	—	49.4
Gain on disposal of assets and other	0.4	—	—	0.4
Total cost of operations	560.7	—	—	560.7
Operating income	18.5	—	—	18.5
Interest expense	(32.3)	—	0.7	(31.6)
Equity in income of affiliates	0.3	3.5	—	3.8
Interest expense - NCM	(5.5)	—	—	(5.5)
Other income	10.2	6.6	(0.7)	16.1
Total other expense	(27.3)	10.1	—	(17.2)
Income before income taxes	(8.8)	10.1	—	1.3
Income tax (benefit) expense	(28.6)	2.0	—	(26.6)
Net income	19.8	8.1	—	27.9
Less: Net income attributable to noncontrolling interests	0.5	—	—	0.5
Net income attributable to Cinemark USA, Inc.	$19.3	$8.1	$—	$27.4

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2024

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Net income	$19.8	$8.1	$—	$27.9
Other comprehensive loss, net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	3.5	—	—	3.5
Foreign currency translation adjustments	(10.8)	—	—	(10.8)
Total other comprehensive loss, net of tax	(7.3)	—	—	(7.3)
Total comprehensive income, net of tax	12.5	8.1	—	20.6
Comprehensive income attributable to noncontrolling interests	(0.5)	—	—	(0.5)
Comprehensive income attributable to Cinemark USA, Inc.	$12.0	$8.1	$—	$20.1

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2024

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Operating activities
Net income	$19.8	$8.1	$—	$27.9
Adjustments to reconcile net income to cash used for operating activities	8.3	(2.2)	—	6.1
Changes in assets and liabilities	(47.3)	(3.1)	—	(50.4)
Net cash (used for) provided by operating activities	(19.2)	2.8	—	(16.4)
Investing activities
Additions to theatre properties and equipment	(23.5)	—	—	(23.5)
Proceeds from sale of assets and other	0.2	—	—	0.2
Net cash used for investing activities	(23.3)	—	—	(23.3)
Financing activities
Repayments of long-term debt	(1.9)	—	—	(1.9)
Restricted stock withholdings for payroll taxes	(4.2)	—	—	(4.2)
Payments on finance leases	(3.7)	—	—	(3.7)
Other financing activities	(0.6)	—	—	(0.6)
Net cash used for financing activities	(10.4)	—	—	(10.4)
Effect of exchange rate changes on cash and cash equivalents	(4.1)	—	—	(4.1)
(Decrease) Increase in cash and cash equivalents	(57.0)	2.8	—	(54.2)
Cash and cash equivalents:
Beginning of year	496.3	116.1	—	612.4
End of year	$439.3	$118.9	$—	$558.2

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

Item 6. Exhibits

*31.1	Certification of Sean Gamble, Chief Executive Officer of Cinemark Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Melissa Thomas, Chief Financial Officer of Cinemark Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.3	Certification of Sean Gamble, Chief Executive Officer of Cinemark USA, Inc., pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
*31.4	Certification of Melissa Thomas, Chief Financial Officer of Cinemark USA, Inc., pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
**32.1	Certification of Sean Gamble, Chief Executive Officer of Cinemark Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Melissa Thomas, Chief Financial Officer of Cinemark Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
**32.3	Certification of Sean Gamble, Chief Executive Officer of Cinemark USA, Inc., pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes – Oxley Act of 2002.
**32.4	Certification of Melissa Thomas, Chief Financial Officer of Cinemark, USA, Inc., pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes – Oxley Act of 2002.
**101

The following material from the combined Cinemark Holdings, Inc. and Cinemark USA, Inc. Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith:

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
(viii)
Cinemark USA, Inc. Condensed Consolidated Statements of Comprehensive Income
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

CINEMARK HOLDINGS, INC. CINEMARK USA, INC.
Registrants

DATE:	May 2, 2024

/s/ Sean Gamble
Sean Gamble
Chief Executive Officer

/s/ Melissa Thomas
Melissa Thomas
Chief Financial Officer