Form 10-Q
period 2024-06-30
Cinemark Holdings, Inc.; CINEMARK USA INC /TX
filed 2024-08-02
CIK 1385280, 885975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Cinemark Holdings, Inc. Yes ☐ No ☒

Cinemark USA, Inc. Yes ☐ No ☒

As of July 26, 2024, 122,384,098 shares of common stock, $0.001 par value per share, of Cinemark Holdings, Inc. were issued and outstanding.

As of July 26, 2024, 1,500 shares of Class A common stock, $0.01 par value per share, and 182,648 shares of Class B common stock, no par value per share, of Cinemark USA, Inc. were outstanding and held by Cinemark Holdings, Inc.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data, unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$788.8	$849.1
Inventories	26.5	23.3
Accounts receivable	92.7	80.4
Current income tax receivable	48.7	56.7
Prepaid expenses and other	51.7	50.5
Total current assets	1,008.4	1,060.0
Theatre properties and equipment, net	1,125.8	1,161.7
Operating lease right-of-use assets, net	990.2	986.4
Other long-term assets
Goodwill	1,243.9	1,251.0
Intangible assets, net	301.5	302.8
Investment in NCMI	19.2	18.1
Investments in affiliates	27.0	23.6
Long-term deferred tax asset	34.3	7.7
Deferred charges and other assets, net	35.9	25.5
Total other long-term assets	1,661.8	1,628.7
Total assets	$4,786.2	$4,836.8
Liabilities and equity
Current liabilities
Current portion of long-term debt	$7.6	$7.8
Current portion of operating lease obligations	210.5	212.5
Current portion of finance lease obligations	15.9	14.0
Current income tax payable	2.3	4.2
Accounts payable and accrued expenses	544.2	491.8
Total current liabilities	780.5	730.3
Long-term liabilities
Long-term debt, less current portion	2,242.8	2,391.3
Operating lease obligations, less current portion	850.9	853.3
Finance lease obligations, less current portion	92.2	73.8
Long-term deferred tax liability	30.3	51.7
Long-term liability for uncertain tax positions	49.8	48.0
NCM screen advertising advances	323.8	328.4
Other long-term liabilities	40.9	41.2
Total long-term liabilities	3,630.7	3,787.7
Equity
Cinemark Holdings, Inc.'s stockholders' equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 128,696,154 shares issued and 122,387,242 shares outstanding at June 30, 2024 and 127,598,774 shares issued and 121,596,206 shares outstanding at December 31, 2023	0.1	0.1
Additional paid-in-capital	1,260.0	1,244.3
Treasury stock, 6,308,912 and 6,002,568 shares, at cost, at June 30, 2024 and December 31, 2023, respectively	(102.7)	(98.3)
Accumulated deficit	(401.8)	(472.4)
Accumulated other comprehensive loss	(389.8)	(363.9)
Total Cinemark Holdings, Inc.'s stockholders' equity	365.8	309.8
Noncontrolling interests	9.2	9.0
Total equity	375.0	318.8
Total liabilities and equity	$4,786.2	$4,836.8

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Admissions	$365.8	$478.4	$655.6	$789.4
Concession	292.9	373.4	517.1	609.2
Other	75.5	90.5	140.7	154.4
Total revenue	$734.2	$942.3	$1,313.4	$1,553.0
Cost of operations
Film rentals and advertising	204.0	278.0	358.3	444.7
Concession supplies	56.6	67.4	100.6	111.0
Salaries and wages	97.3	112.1	184.2	198.3
Facility lease expense	81.5	87.0	158.8	166.5
Utilities and other	104.7	120.2	205.1	224.0
General and administrative expenses	55.7	50.0	104.6	96.5
Depreciation and amortization	49.8	52.8	99.2	107.7
Impairment of long-lived and other assets	—	9.4	—	10.1
Loss (gain) on disposal of assets and other	1.7	(3.0)	2.1	(2.7)
Total cost of operations	651.3	773.9	1,212.9	1,356.1
Operating income	82.9	168.4	100.5	196.9
Other income (expense)
Interest expense	(34.6)	(37.1)	(72.3)	(73.9)
Interest income	12.5	13.0	26.1	24.9
Loss on debt amendments and extinguishments	(2.5)	(10.7)	(2.5)	(10.7)
Foreign currency exchange and other related loss	(6.3)	(6.2)	(4.9)	(8.4)
Interest expense - NCM	(5.6)	(5.7)	(11.1)	(11.4)
Equity in income (loss) of affiliates	2.5	1.8	6.3	(0.3)
Net (loss) gain on investment in NCMI	(3.2)	9.2	1.2	9.2
Total other expense	(37.2)	(35.7)	(57.2)	(70.6)
Income before income taxes	45.7	132.7	43.3	126.3
Income tax (benefit) expense	(0.9)	12.3	(28.6)	8.4
Net income	$46.6	$120.4	$71.9	$117.9
Less: Net income attributable to noncontrolling interests	0.8	1.3	1.3	1.9
Net income attributable to Cinemark Holdings, Inc.	$45.8	$119.1	$70.6	$116.0

Weighted average shares outstanding
Basic	119.9	119.1	119.7	118.9
Diluted	153.4	151.7	153.3	151.5
Income per share attributable to Cinemark Holdings, Inc.'s common stockholders
Basic	$0.37	$0.98	$0.58	$0.96
Diluted	$0.32	$0.80	$0.51	$0.82

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$46.6	$120.4	$71.9	$117.9
Other comprehensive (loss) income, net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	0.3	2.6	3.8	(0.8)
Foreign currency translation adjustments	(12.1)	4.1	(22.9)	12.2
Total other comprehensive (loss) income, net of tax	$(11.8)	$6.7	$(19.1)	$11.4
Total comprehensive income, net of tax	34.8	127.1	52.8	129.3
Comprehensive income attributable to noncontrolling interests	(0.8)	(1.3)	(1.3)	(1.9)
Comprehensive income attributable to Cinemark Holdings, Inc.	$34.0	$125.8	$51.5	$127.4

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, unaudited)

							Total
						Accumulated	Cinemark
	Common Stock			Additional		Other	Holdings, Inc.'s
	Shares		Treasury	Paid-in-	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Total
	Issued	Amount	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2024	127.6	$0.1	$(98.3)	$1,244.3	$(472.4)	$(363.9)	$309.8	$9.0	$318.8
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the three months ended March 31, 2024	—	—	(4.2)	—	—	—	(4.2)	—	(4.2)
Issuance of stock upon vesting of performance stock units	0.1	—	—	—	—	—	—	—	—
Issuance of share-based awards and share-based awards compensation expense	0.9	—	—	6.4	—	—	6.4	—	6.4
Net income	—	—	—	—	24.8	—	24.8	0.5	25.3
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(0.5)	(0.5)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	(3.1)	(3.1)	—	(3.1)
Other comprehensive loss	—	—	—	—	—	(7.3)	(7.3)	—	(7.3)
Balance at March 31, 2024	128.6	$0.1	(102.5)	$1,250.7	$(447.6)	$(374.3)	$326.4	$9.0	$335.4
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the three months ended June 30, 2024	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)
Issuance of share-based awards and share-based awards compensation expense	0.1	—	—	9.3	—	—	9.3	—	9.3
Net income	—	—	—	—	45.8	—	45.8	0.8	46.6
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(0.6)	(0.6)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	(3.7)	(3.7)	—	(3.7)
Other comprehensive loss	—	—	—	—	—	(11.8)	(11.8)	—	(11.8)
Balance at June 30, 2024	128.7	$0.1	$(102.7)	$1,260.0	$(401.8)	$(389.8)	$365.8	$9.2	$375.0

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY, CONT’D

(in millions, unaudited)

							Total
						Accumulated	Cinemark
	Common Stock			Additional		Other	Holdings, Inc's
	Shares		Treasury	Paid-in-	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Total
	Issued	Amount	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2023	126.1	$0.1	$(95.4)	$1,219.3	$(660.6)	$(353.2)	$110.2	$9.3	$119.5
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the three months ended March 31, 2023	—	—	(2.1)	—	—	—	(2.1)	—	(2.1)
Issuance of stock upon vesting of performance stock units	0.1	—	—	—	—	—	—	—	—
Issuance of share-based awards and share-based awards compensation expense	1.3	—	—	5.7	—	—	5.7	—	5.7
Net (loss) income	—	—	—	—	(3.1)	—	(3.1)	0.6	(2.5)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	(1.5)	(1.5)	—	(1.5)
Other comprehensive income	—	—	—	—	—	4.7	4.7	—	4.7
Balance at March 31, 2023	127.5	$0.1	(97.5)	$1,225.0	$(663.7)	$(350.0)	$113.9	$9.9	$123.8
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the three months ended June 30, 2023	—	—	(0.3)	—	—	—	(0.3)	—	(0.3)
Issuance of share-based awards and share-based awards compensation expense	0.1	—	—	6.8	—	—	6.8	—	6.8
Net income	—	—	—	—	119.1	—	119.1	1.3	120.4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1.1)	(1.1)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	(1.5)	(1.5)	—	(1.5)
Other comprehensive income	—	—	—	—	—	6.7	6.7	—	6.7
Balance at June 30, 2023	127.6	$0.1	$(97.8)	$1,231.8	$(544.6)	$(344.8)	$244.7	$10.1	$254.8

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income	$71.9	$117.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	98.1	106.6
Amortization of intangible and other assets	1.1	1.1
Loss on debt amendments and extinguishments	2.5	10.7
Amortization of original issue discount and debt issuance costs	4.7	5.3
Interest accrued on NCM screen advertising advances	11.1	11.4
Amortization of NCM screen advertising advances and other deferred revenue	(16.2)	(16.2)
Amortization of accumulated gains for amended swap agreements	(6.8)	(3.1)
Impairment of long-lived and other assets	—	10.1
Share-based awards compensation expense	15.7	12.5
Loss (gain) on disposal of assets and other	2.1	(2.7)
Net gains on investment in NCMI	(1.2)	(9.2)
Non-cash rent expense	(7.6)	(8.4)
Equity in (income) loss of affiliates	(6.3)	0.3
Deferred income tax (benefit) expense	(46.7)	2.0
Distributions from equity investees	2.9	1.6
Changes in assets and liabilities and other	36.9	11.2
Net cash provided by operating activities	162.2	251.1

Investing activities
Additions to theatre properties and equipment	(47.2)	(54.6)
Proceeds from sale of theatre properties and equipment and other	0.2	—
Proceeds from redemption of common units of NCM	0.6	—
Net cash used for investing activities	(46.4)	(54.6)

Financing activities
Proceeds from amendment of senior secured credit facility	—	640.2
Repayment of term loan upon amendment of senior secured credit facility	—	(624.9)
Redemption of 8.75% Secured Notes	(150.0)	(102.2)
Payment of debt issuance costs	(0.8)	(7.5)
Payment of fees on amendments of senior secured credit facility	(0.3)	(2.6)
Other repayments of long-term debt	(3.9)	(6.4)
Restricted stock withholdings for payroll taxes	(4.4)	(2.4)
Payments on finance leases	(7.5)	(7.1)
Other financing activities	(1.2)	2.1
Net cash used for financing activities	(168.1)	(110.8)

Effect of exchange rate changes on cash and cash equivalents	(8.0)	(2.2)

(Decrease) increase in cash and cash equivalents	(60.3)	83.5

Cash and cash equivalents:
Beginning of period	849.1	674.5
End of period	$788.8	$758.0

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

* * * * * * * *

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data, unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$554.8	$612.4
Inventories	26.5	23.3
Accounts receivable	91.7	78.2
Current income tax receivable	47.7	56.1
Prepaid expenses and other	51.6	50.5
Accounts receivable from parent	65.7	58.6
Total current assets	838.0	879.1
Theatre properties and equipment, net	1,125.8	1,161.7
Operating lease right-of-use assets, net	990.2	986.4
Other long-term assets
Goodwill	1,243.9	1,251.0
Intangible assets, net	301.5	302.8
Investment in NCMI	19.2	18.1
Investments in affiliates	27.0	23.6
Long-term deferred tax asset	34.3	7.7
Deferred charges and other assets, net	35.9	25.5
Total other long-term assets	1,661.8	1,628.7
Total assets	$4,615.8	$4,655.9
Liabilities and equity
Current liabilities
Current portion of long-term debt	$7.6	$7.8
Current portion of operating lease obligations	210.5	212.5
Current portion of finance lease obligations	15.9	14.0
Current income tax payable	2.3	4.2
Accounts payable and accrued expenses	536.0	483.9
Total current liabilities	772.3	722.4
Long-term liabilities
Long-term debt, less current portion	1,786.7	1,936.8
Operating lease obligations, less current portion	850.9	853.3
Finance lease obligations, less current portion	92.2	73.8
Long-term deferred tax liability	32.1	51.7
Long-term liability for uncertain tax positions	49.8	48.0
NCM screen advertising advances	323.8	328.4
Other long-term liabilities	40.9	41.2
Total long-term liabilities	3,176.4	3,333.2
Equity
Cinemark USA, Inc.'s stockholder's equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49.5	49.5
Treasury stock, 57,245 Class B shares at cost	(24.2)	(24.2)
Additional paid-in-capital	1,518.3	1,503.3
Accumulated deficit	(493.1)	(570.6)
Accumulated other comprehensive loss	(392.6)	(366.7)
Total Cinemark USA, Inc.'s stockholder's equity	657.9	591.3
Noncontrolling interests	9.2	9.0
Total equity	667.1	600.3
Total liabilities and equity	$4,615.8	$4,655.9

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Admissions	$365.8	$478.4	$655.6	$789.4
Concession	292.9	373.4	517.1	609.2
Other	75.5	90.5	140.7	154.4
Total revenue	$734.2	$942.3	$1,313.4	$1,553.0
Cost of operations
Film rentals and advertising	204.0	278.0	358.3	444.7
Concession supplies	56.6	67.4	100.6	111.0
Salaries and wages	97.3	112.1	184.2	198.3
Facility lease expense	81.5	87.0	158.8	166.5
Utilities and other	104.7	120.2	205.1	224.0
General and administrative expenses	54.7	49.1	102.7	94.7
Depreciation and amortization	49.8	52.8	99.2	107.7
Impairment of long-lived and other assets	—	9.4	—	10.1
Loss (gain) on disposal of assets and other	1.7	(3.0)	2.1	(2.7)
Total cost of operations	650.3	773.0	1,211.0	1,354.3
Operating income	83.9	169.3	102.4	198.7
Other income (expense)
Interest expense	(28.6)	(31.0)	(60.2)	(61.8)
Interest income	9.4	10.1	19.7	19.3
Loss on debt amendments and extinguishments	(2.5)	(10.7)	(2.5)	(10.7)
Foreign currency exchange and other related loss	(6.3)	(6.2)	(4.9)	(8.4)
Interest expense - NCM	(5.6)	(5.7)	(11.1)	(11.4)
Equity in income (loss) of affiliates	2.5	1.8	6.3	(0.3)
Net (loss) gain on investment in NCMI	(3.2)	9.2	1.2	9.2
Total other expense	(34.3)	(32.5)	(51.5)	(64.1)
Income before income taxes	49.6	136.8	50.9	134.6
Income tax (benefit) expense	(1.3)	15.3	(27.9)	6.8
Net income	$50.9	$121.5	$78.8	$127.8
Less: Net income attributable to noncontrolling interests	0.8	1.3	1.3	1.9
Net income attributable to Cinemark USA, Inc.	$50.1	$120.2	$77.5	$125.9

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$50.9	$121.5	$78.8	$127.8
Other comprehensive (loss) income, net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	0.3	2.6	3.8	(0.8)
Foreign currency translation adjustments	(12.1)	4.1	(22.9)	12.2
Total other comprehensive (loss) income, net of tax	$(11.8)	$6.7	$(19.1)	$11.4
Total comprehensive income, net of tax	39.1	128.2	59.7	139.2
Comprehensive income attributable to noncontrolling interests	(0.8)	(1.3)	(1.3)	(1.9)
Comprehensive income attributable to Cinemark USA, Inc.	$38.3	$126.9	$58.4	$137.3

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, unaudited)

									Total
	Class A		Class B					Accumulated	Cinemark
	Common Stock		Common Stock			Additional		Other	USA, Inc's
	Shares		Shares		Treasury	Paid-in-	Accumulated	Comprehensive	Stockholder's	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2024	—	$—	0.2	$49.5	$(24.2)	$1,503.3	$(570.6)	$(366.7)	$591.3	$9.0	$600.3
Share-based awards compensation expense	—	—	—	—	—	6.0	—	—	6.0	—	6.0
Net income	—	—	—	—	—	—	27.4	—	27.4	0.5	27.9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	—	—	(3.1)	(3.1)	—	(3.1)
Other comprehensive loss	—	—	—	—	—	—	—	(7.3)	(7.3)	—	(7.3)
Balance at March 31, 2024	—	$—	0.2	$49.5	$(24.2)	$1,509.3	$(543.2)	$(377.1)	$614.3	$9.0	$623.3
Share-based awards compensation expense	—	—	—	—	—	9.0	—	—	9.0	—	9.0
Net income	—	—	—	—	—	—	50.1	—	50.1	0.8	50.9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(0.6)	(0.6)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	—	—	(3.7)	(3.7)	—	(3.7)
Other comprehensive loss	—	—	—	—	—	—	—	(11.8)	(11.8)	—	(11.8)
Balance at June 30, 2024	—	$—	0.2	$49.5	$(24.2)	$1,518.3	$(493.1)	$(392.6)	$657.9	$9.2	$667.1

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

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income	$78.8	$127.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	98.1	106.6
Amortization of intangible and other assets	1.1	1.1
Loss on debt amendments and extinguishments	2.5	10.7
Amortization of original issue discount and debt issuance costs	3.0	3.5
Interest accrued on NCM screen advertising advances	11.1	11.4
Amortization of NCM screen advertising advances and other deferred revenue	(16.2)	(16.2)
Amortization of accumulated gains for amended swap agreements	(6.8)	(3.1)
Impairment of long-lived and other assets	—	10.1
Share-based awards compensation expense	15.0	11.9
Loss (gain) on disposal of assets and other	2.1	(2.7)
Net gains on investment in NCMI	(1.2)	(9.2)
Non-cash rent expense	(7.6)	(8.4)
Equity in (income) loss of affiliates	(6.3)	0.3
Deferred income tax (benefit) expense	(44.9)	4.3
Distributions from equity investees	2.9	1.6
Changes in assets and liabilities and other	33.3	6.3
Net cash provided by operating activities	164.9	256.0

Investing activities
Additions to theatre properties and equipment	(47.2)	(54.6)
Proceeds from sale of theatre properties and equipment and other	0.2	—
Proceeds from redemption of common units of NCM	0.6	—
Net cash used for investing activities	(46.4)	(54.6)

Financing activities
Proceeds from amendment of senior secured credit facility	—	640.2
Repayment of term loan upon amendment of senior secured facility	—	(624.9)
Redemption of 8.75% Secured Notes	(150.0)	(102.2)
Payment of debt issuance costs	(0.8)	(7.5)
Payment of fees on amendments of senior secured credit facility	(0.3)	(2.6)
Repayments of long-term debt	(3.9)	(6.4)
Restricted stock withholdings for payroll taxes	(4.4)	(2.4)
Payments on finance leases	(7.5)	(7.1)
Other financing activities	(1.2)	2.1
Net cash used for financing activities	(168.1)	(110.8)

Effect of exchange rate changes on cash and cash equivalents	(8.0)	(2.2)

(Decrease) increase in cash and cash equivalents	(57.6)	88.4

Cash and cash equivalents:
Beginning of period	612.4	427.3
End of period	$554.8	$515.7

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

These condensed consolidated financial statements of Holdings and CUSA should be read in conjunction with the audited annual consolidated financial statements of Holdings and CUSA and the notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 16, 2024. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be achieved for the full year.

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

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The purpose of ASU 2023-09 is to enhance the transparency and decision usefulness of income tax disclosures in order to provide information to better assess how an entity’s operations and related tax risks, tax planning, and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in ASU-2023-09 require that public entities, on an annual basis, (i) disclose specific categories in the income tax rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pre-tax income or loss by the applicable statutory income tax rate). The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of evaluating the impact of adopting the additional disclosure requirements of ASU 2023-09.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

3.
Lease Accounting

The following table represents the Company’s aggregate lease costs, by lease classification, for the periods presented.

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Lease Cost	Classification	2024	2023	2024	2023
Operating lease costs
Equipment (1)	Utilities and other	$0.8	$1.3	$1.6	$2.7
Real Estate (1)	Facility lease expense	84.0	90.8	164.6	172.9
Total operating lease costs		$84.8	$92.1	$166.2	$175.6

Finance lease costs
Amortization of leased assets	Depreciation and amortization	$3.4	$3.0	$6.5	$6.0
Interest on lease liabilities	Interest expense	1.5	1.3	2.9	2.5
Total finance lease costs		$4.9	$4.3	$9.4	$8.5
(1)
Includes short-term lease payments, variable lease payments and office lease payments reflected in general and administrative expense as set forth in the following table for the periods presented:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Lease Cost	Classification	2024	2023	2024	2023
Operating lease costs
Equipment - Short-term and variable lease payments	Utilities and other	$0.7	$1.2	$1.4	$2.5
Real Estate - Variable lease payments (1)	Facility lease expense	$16.5	$20.1	$28.7	$32.8
Real Estate - Office leases	General and administrative	$0.3	$0.3	$0.6	$0.6

(1) Represents lease payments that are based on a change in index, such as CPI or inflation, variable payments based on revenue or attendance and variable common area maintenance costs.

The following table represents the minimum cash lease payments as included in the measurement of lease liabilities and the non-cash addition of lease right-of-use assets for the periods presented.

	Six Months Ended
	June 30,
Other Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Cash outflows for operating leases	$136.1	$140.3
Cash outflows for finance leases - operating activities	$2.9	$2.5
Cash outflows for finance leases - financing activities	$7.5	$7.1
Non-cash amount of right-of-use assets obtained in exchange for:
Operating lease liability additions, net	$110.5	$46.3
Finance lease liability additions, net	$27.9	$—

As of June 30, 2024, the Company had signed lease agreements with total non-cancelable lease payments of approximately $37.7 related to theatre leases that had not yet commenced. The timing of lease commencement is dependent on the completion of construction of the related theatre facility. Additionally, these amounts are based on estimated square footage and costs to construct each facility and may be subject to adjustment upon final completion of each construction project. In accordance with ASC Topic 842, Leases, fixed minimum lease payments related to these theatres are not included in the right-of-use assets and lease liabilities as of June 30, 2024.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

4.
Revenue Recognition

The Company’s patrons have the option to purchase movie tickets well in advance of a movie showtime, right before the movie showtime, or at any point in between those two timeframes depending on seat availability. The Company recognizes such admissions revenue when the showtime for a purchased movie ticket has passed. Concession revenue is recognized when products are sold to the consumer at the theatre, or if purchased online in advance, once the consumer’s order is fulfilled. Other revenue primarily consists of screen advertising, screen rental revenue, promotional income, studio trailer placements and transactional fees. Except for National CineMedia, LLC (“NCM”) screen advertising advances discussed in Note 8, these revenues are generally recognized when the Company has fulfilled its performance obligations by providing the services specified in each contract.

The Company sells gift cards, and prepaid and discount ticket vouchers, the proceeds from which are recorded as deferred revenue. Deferred revenue for gift cards and ticket vouchers is recognized when they are redeemed for movie tickets and the movie showtime has passed. The Company generally records breakage revenue on gift cards and ticket vouchers based on redemption activity and historical experience associated with unused balances.

The Company offers a subscription program in the U.S. whereby patrons can pay a monthly or annual fee to receive a monthly credit for use towards a future movie ticket purchase. The Company also offers monthly subscription fee programs in several of its international locations where customers can pay a monthly or annual fee to receive benefits such as a free monthly ticket. The Company records subscription program fees as deferred revenue and records admissions revenue when the showtime for a movie ticket purchased with a credit has passed. The Company records breakage revenue based upon redemption of subscription credits and historical experience with unused credits.

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

Accounts receivable as of June 30, 2024 and December 31, 2023 included approximately $31.0 and $31.6, respectively, of receivables related to contracts with customers. The Company did not record any assets related to the costs to obtain or fulfill a contract with customers during the six months ended June 30, 2024.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Disaggregation of Revenue

The following tables present revenue for the periods indicated, disaggregated based on major type of good or service and by reportable operating segment.

	Three Months Ended			Six Months Ended
	June 30, 2024			June 30, 2024
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Admissions revenue	$287.4	$78.4	$365.8	$519.2	$136.4	$655.6
Concession revenue	231.4	61.5	292.9	410.0	107.1	517.1
Screen advertising, screen rental and promotional revenue (2)	22.3	12.7	35.0	43.3	23.4	66.7
Other revenue	30.9	9.6	40.5	56.5	17.5	74.0
Total revenue	$572.0	$162.2	$734.2	$1,029.0	$284.4	$1,313.4

	Three Months Ended			Six Months Ended
	June 30, 2023			June 30, 2023
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Admissions revenue	$373.4	$105.0	$478.4	$618.1	$171.3	$789.4
Concession revenue	296.3	77.1	373.4	483.1	126.1	609.2
Screen advertising, screen rental and promotional revenue (2)	24.7	13.5	38.2	46.5	22.8	69.3
Other revenue	40.5	11.8	52.3	66.3	18.8	85.1
Total revenue	$734.9	$207.4	$942.3	$1,214.0	$339.0	$1,553.0
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

	Three Months Ended			Six Months Ended
	June 30, 2024			June 30, 2024
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$547.7	$148.8	$696.5	$981.5	$257.6	$1,239.1
Goods and services transferred over time (2)	24.3	13.4	37.7	47.5	26.8	74.3
Total	$572.0	$162.2	$734.2	$1,029.0	$284.4	$1,313.4

	Three Months Ended			Six Months Ended
	June 30, 2023			June 30, 2023
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$714.7	$192.8	$907.5	$1,162.5	$312.0	$1,474.5
Goods and services transferred over time (2)	20.2	14.6	34.8	51.5	27.0	78.5
Total	$734.9	$207.4	$942.3	$1,214.0	$339.0	$1,553.0
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
Amount includes amortization of NCM screen advertising advances. See Screen Advertising Advances and Other Deferred Revenue below.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Screen Advertising Advances and Other Deferred Revenue

The following table presents changes in the Company’s deferred revenue for the six months ended June 30, 2024.

	NCM screen advertising advances (1)	Other deferred revenue (2)
Balance at January 1, 2024	$328.4	$221.6
Amounts recognized as accounts receivable	—	11.7
Cash received from customers in advance	—	149.2
Common units received from NCM (see Note 8)	0.5	—
Interest accrued related to significant financing component	11.1	—
Revenue recognized during period	(16.2)	(153.6)
Foreign currency translation adjustments	—	(2.0)
Balance at June 30, 2024	$323.8	$226.9
(1)
See Note 8 for the remaining maturity of NCM screen advertising advances as of June 30, 2024.
(2)
Includes liabilities associated with outstanding gift cards and ticket vouchers, points or rebates outstanding under the Company’s loyalty and subscription programs and revenue not yet recognized for screen advertising and other promotional activities. Amounts are classified as accounts payable and accrued expenses or other long-term liabilities on the condensed consolidated balance sheet.

The table below summarizes the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of June 30, 2024 and when the Company expects to recognize this revenue.

	Twelve Months Ended June 30,
Remaining Performance Obligations	2025	2026	Thereafter	Total
Other deferred revenue	$200.4	$26.5	$—	$226.9

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

5.
Earnings Per Share

The following table presents computations of basic and diluted earnings per share for Holdings:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to Cinemark Holdings, Inc.	$45.8	$119.1	$70.6	$116.0
Income allocated to participating share-based awards (1)	(0.9)	(2.3)	(1.2)	(1.9)
Basic net income attributable to common stockholders	$44.9	$116.8	$69.4	$114.1
Add: Interest expense on convertible notes, net of tax	4.7	4.6	9.4	9.8
Diluted net income attributable to common stockholders	$49.6	$121.4	$78.8	$123.9

Denominator:
Basic weighted average shares outstanding	119.9	119.1	119.7	118.9
Common equivalent shares for performance stock units	1.5	0.6	1.6	0.6
Common equivalent shares for convertible notes	32.0	32.0	32.0	32.0
Common equivalent shares for warrants (2)	—	—	—	—
Diluted weighted average shares outstanding	153.4	151.7	153.3	151.5

Basic earnings per share attributable to common stockholders	$0.37	$0.98	$0.58	$0.96
Diluted earnings per share attributable to common stockholders	$0.32	$0.80	$0.51	$0.82
(1)
For the three months ended June 30, 2024 and 2023, a weighted average of approximately 2.34 shares and 2.40 shares of restricted stock, respectively, were considered participating securities. For the six months ended June 30, 2024 and 2023, a weighted average of approximately 2.09 shares and 2.03 shares of restricted stock, respectively, were considered participating securities.
(2)
For all periods presented, diluted earnings per share excludes the warrants, as they would be anti-dilutive.

Share-based awards

Holdings considers its unvested restricted stock awards, which contain non-forfeitable rights to dividends, participating securities and includes such participating securities in its computation of earnings per share pursuant to the two-class method. Basic earnings per share for the two classes of stock (common stock and unvested restricted stock) is calculated by dividing net income by the weighted average number of shares of common stock and unvested restricted stock outstanding during the reporting period. Diluted earnings per share is calculated using the weighted average number of shares of common stock plus the potentially dilutive effect of common equivalent shares outstanding determined under both the two-class method and the treasury stock method. For the three and six months ended June 30, 2024 and 2023, diluted earnings per share using the treasury stock method was less dilutive than the two-class method; as such, only the two-class method has been included above.

Convertible notes, hedges and warrants

The 4.50% Convertible Senior Notes, discussed further in Note 14 of the Company’s Annual Report on Form 10-K filed February 16, 2024, may be considered dilutive in periods in which Holdings has net income. The impact of such dilution on earnings per share is calculated under the if-converted method, which requires that all of the shares of Holdings' common stock issuable upon conversion of the 4.50% Convertible Senior Notes be included in the calculation of diluted earnings per share assuming conversion at the beginning of the reporting period. Also, the interest expense, net of tax, related to the 4.50% Convertible Senior Notes is excluded from the calculation of diluted net income attributable to common stockholders assuming conversion of the 4.50% Convertible Senior Notes at the beginning of the reporting period.

The closing price of Holdings' common stock did not exceed the strike price of $18.66 per share (130% of the initial conversion price of $14.35 per share) during at least 20 of the last 30 trading days of the quarter ended June 30, 2024 and, therefore, the 4.50% Convertible Senior Notes will not be convertible during the third quarter of 2024. The if-converted value of the 4.50% Convertible Senior Notes, based on the weighted average closing price of Holdings common stock for the second quarter of 2024, exceeded the aggregate outstanding principal value of the notes by $87.5 as of June 30, 2024.

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

6.
Sale of Subsidiary

During December 2022, the Company entered into a purchase and sale agreement for the sale of the stock of its Ecuador subsidiary and completed the sale in September 2023. The sale of the Ecuador subsidiary did not qualify as discontinued operations since it did not represent a strategic shift in the Company’s operations that will have a major effect on its results and operations. The following table summarizes total revenue and operating income for the Ecuador subsidiary for the three and six months ended June 30, 2023.

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Total revenue	$6.1	$9.6
Operating income	$1.6	$1.5

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

7.
Long-Term Debt

Long-term debt of Holdings and CUSA consisted of the following for the periods presented:

	June 30,	December 31,
	2024	2023
Cinemark Holdings, Inc. 4.50% convertible senior notes due August 2025	$460.0	$460.0
Cinemark USA, Inc. term loan due May 2030	641.9	645.1
Cinemark USA, Inc. 8.75% senior secured notes due May 2025	—	150.0
Cinemark USA, Inc. 5.875% senior notes due March 2026	405.0	405.0
Cinemark USA, Inc. 5.25% senior notes due July 2028	765.0	765.0
Other	5.5	7.0
Total long-term debt carrying value (1)	$2,277.4	$2,432.1
Less: Current portion	7.6	7.8
Less: Debt issuance costs and original issue discount, net of accumulated amortization (1)	27.0	33.0
Long-term debt, less current portion, net of unamortized debt issuance costs and original issue discount (1)	$2,242.8	$2,391.3
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

	June 30,	December 31,
	2024	2023
Total long-term debt carrying value	$1,817.4	$1,972.1
Less: Current portion	7.6	7.8
Less: Debt issuance costs and original issue discount, net of accumulated amortization	23.1	27.5
Long-term debt, less current portion, net of unamortized debt issuance costs and original issue discount	$1,786.7	$1,936.8

Senior Secured Credit Facility

On May 28, 2024, CUSA amended and restated its senior secured credit facility (the “Credit Agreement”) to reduce the rate at which the term loan bears interest by 0.50% and reset the 101% soft call for another six months. CUSA incurred a total of approximately $1.0 in debt issuance costs in connection with the amendment, which are reflected in the condensed consolidated financial statements as follows: (i) $0.8 in debt issuance costs were capitalized and are reflected as a reduction of “Long-term debt, less current portion” on the Company’s condensed consolidated balance sheet; and (ii) $0.2 of legal and other fees are included in “Loss on debt amendments and extinguishments” in the Company’s condensed consolidated statement of income for the three and six months ended June 30, 2024. As a result of the amendment, CUSA also wrote-off $1.3 of unamortized debt issuance costs and original issue discount associated with exiting lenders of the amended Credit Agreement, which is reflected in “Loss on debt amendments and extinguishments” in the Company’s condensed consolidated statement of income for the three and six months ended June 30, 2024.

As of June 30, 2024, there was $641.9 outstanding under the term loan and no borrowings were outstanding under the revolving credit line. Under the Credit Agreement, principal payments of $1.6 are due on the term loan quarterly through March 31, 2030, with a final principal payment of the remaining unpaid principal due on May 24, 2030. The average interest rate on outstanding term loan borrowings under the Credit Agreement as of June 30, 2024 was approximately 7.1% per annum, after giving effect to the interest rate swap agreements discussed below.

8.75% Secured Notes

On May 1, 2024, CUSA redeemed the remaining $150.0 in outstanding principal amount of the 8.75% Secured Notes, at par, plus accrued interest thereon for $156.6 in cash. As a result of the redemption, the indenture governing the 8.75% Secured Notes was fully satisfied and discharged. CUSA recognized a loss on extinguishment of debt of $1.0 related to the write-off of unamortized debt issuance costs, which is reflected in “Loss on debt amendments and extinguishments” in the Company’s condensed consolidated statement of income for the three and six months ended June 30, 2024. For additional discussion of the 8.75% Secured Notes, see Note 14 to the Company’s consolidated financial statements for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed February 16, 2024.

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

Effective January 31, 2024, the Company amended and extended one of its then existing $137.5 notional amount interest rate swap agreements to amend the pay rate and extend the maturity date to December 31, 2027. Effective February 29, 2024, the Company amended and extended its other then existing $137.5 notional amount interest rate swap agreement to amend the pay rate and extend the maturity to December 31, 2026. Upon amending each of the interest rate swap agreements, the Company determined that the interest payments hedged with the respective agreements are still probable to occur, therefore the aggregate gains that accumulated on the swaps prior to the amendments of $7.0 are being amortized to interest expense through the maturity date of the swaps.

Below is a summary of the Company's interest rate swap agreements, which are designated as cash flow hedges, as of June 30, 2024:

Notional				Estimated
Amount	Pay Rate	Receive Rate	Expiration Date	Fair Value (1)
$137.5	3.21%	1-Month Term SOFR	December 31, 2026	$3.9
$175.0	3.20%	1-Month Term SOFR	December 31, 2026	5.0
$137.5	3.17%	1-Month Term SOFR	December 31, 2027	4.6
			Total	$13.5
(1)
Approximately $7.9 of the total is included in prepaid expenses and other and $5.6 is included in deferred charges and other assets, net on the condensed consolidated balance sheet as of June 30, 2024.

The fair values of the interest rate swaps are recorded on Holdings’ and CUSA’s condensed consolidated balance sheets as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive loss. The changes in fair value are reclassified from accumulated other comprehensive loss into earnings in the same period that the hedged items affect earnings. The valuation technique used to determine fair value is the income approach and under this approach, the Company uses projected future interest rates as provided by counterparties to the interest rate swap agreements and the fixed rates that the Company is obligated to pay under the agreement. Therefore, the Company's measurements are based on observable market data, which fall in Level 2 of the U.S. GAAP hierarchy as defined by FASB ASC Topic 820-10-35.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt primarily based on observable market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC 820-10-35, Fair Value Measurement. The table below presents the fair value of the Company's long-term debt as of the periods presented:

	As of
	June 30, 2024	December 31, 2023
Holdings fair value (1)	$2,517.4	$2,460.3
CUSA fair value	$1,788.6	$1,903.8
(1)
The fair value of the 4.50% convertible senior notes was $728.8 and $556.5 as of June 30, 2024 and December 31, 2023, respectively.
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

Below is a summary of activity with NCMI and NCM included in each of Holdings' and CUSA's condensed consolidated financial statements:

	Investment in NCMI	NCM Screen Advertising Advances	Other Revenue	Interest Expense - NCM	Cash Received (4)

Balance at January 1, 2024	$18.1	$(328.4)	$—	$—	$—
Screen rental revenue earned under ESA (1)	—	—	(10.4)	—	8.2
Interest accrued related to significant financing component	—	(11.1)	—	11.1	—
Receipt of common units in NCM due to annual common unit adjustment (2)	—	(0.5)	—	—	—
Change in unrealized gain on fair market adjustment of investment in NCMI (3)	1.1	—	—	—	—
Amortization of screen advertising advances	—	16.2	(16.2)	—	—
Balance as of and for the six months ended June 30, 2024	$19.2	$(323.8)	$(26.6)	$11.1	$8.2

(1)
Amounts include the per patron and per digital screen theatre access fees, net of amounts due to NCM for on-screen advertising time provided to the Company's beverage concessionaire of approximately $3.7.
(2)
See Common Unit Adjustments below.
(3)
See Investment in National CineMedia below.
(4)
The Company had a receivable from NCM of $2.2 as of June 30, 2024.

Investment in National CineMedia

The Company accounts for its investment in NCMI in accordance with the guidance set forth in FASB ASC Topic 321 Investments - Equity Securities, which requires the Company to measure its investment in common stock of NCMI at fair value and recognize unrealized holding gains and losses on its investment in earnings. The Company recognized an unrealized loss of $3.3 and unrealized gain of $1.1 on its investment in NCMI in the Company’s condensed consolidated statement of income for the three and six months ended June 30, 2024, respectively. The Company recognized an unrealized gain of $9.2 on its investment in NCMI in the Company’s condensed consolidated statement of income for the three and six months ended June 30, 2023. During the first quarter of 2023, the Company accounted for its investment in NCMI under the equity method and therefore did not recognize unrealized holding gains and losses on its investment.

As of June 30, 2024, the Company owned approximately 4.4 shares of NCMI, which represented an interest in NCMI of approximately 4.5%.

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

During March 2024, NCM performed the annual common unit adjustment calculation for 2023 and as a result of the calculation, the Company received approximately 0.1 common units of NCM on April 1, 2024. The Company recorded the common units at their estimated fair value of $0.5 with a corresponding adjustment to NCM screen advertising advances. The fair value of the common units received was estimated based on the market price of NCMI’s common stock at the time the common units were determined, adjusted for volatility associated with the estimated time period it would take to convert the common units and register the respective shares.

On April 10, 2024, the Company delivered a redemption notice to NCM to redeem these common units in NCM for shares of NCMI common stock. On April 12, 2024, NCM delivered a notice to the Company that pursuant to its rights under the operating agreement, NCM would settle the Company’s redemption request with a cash settlement, effective on April 15, 2024, at a redemption price of approximately $4.95 per common unit, or approximately $0.6. The amount of the cash settlement represents the estimated fair value of the NCM common units based on the closing market price of NCMI’s common stock on April 10, 2024. During the three months ended June 30, 2024, as a result of the cash settlement, the Company recorded a reduction in its investment in NCM of $0.5 and a gain of $0.1 which is reflected in “Net (loss) gain on investment in NCMI” on the Company’s condensed consolidated statement of income (loss) for the three and six months ended June 30, 2024.

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

The NCM screen advertising advances are recognized as revenue on a straight-line basis over the term of the ESA through February 2041. The table below summarizes when the Company expects to recognize this deferred revenue:

	Twelve Months Ended June 30,
Remaining Maturity	2025	2026	2027	2028	2029	Thereafter	Total
NCM screen advertising advances (1)	$10.8	$11.6	$12.4	$13.3	$14.2	$261.5	$323.8
(1)
Amounts are net of the estimated interest to be accrued for the periods presented.

Significant Financing Component

As discussed in Note 9 to the Company’s Annual Report on Form 10-K filed February 16, 2024, the Company’s ESA with NCM includes an implied significant financing component, as per the guidance in ASC Topic 606, Revenue from Contracts with Customers. As a result of the significant financing component, the Company recognized incremental screen rental revenue and interest expense of $16.2 and $11.1, respectively, during the six months ended June 30, 2024 and incremental screen rental revenue and interest expense of $16.2 and $11.4, respectively, during the six months ended June 30, 2023. The interest expense was calculated using the Company's incremental borrowing rates at the time when the cash and each tranche of common units were received from NCM, which ranged from 4.4% to 8.3%.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

9.
Investments in Affiliates

Below is a summary of the activity for each of the Company’s affiliates and corresponding changes to the Company's investment balances during the six months ended June 30, 2024. See Note 10 to the consolidated financial statements in the Company’s Annual Report on Form 10-K filed February 16, 2024 for a further discussion of the Company’s investments in affiliates.

	AC JV, LLC	DCDC	FE Concepts	Total
Balance at January 1, 2024	$3.4	$2.1	18.1	$23.6
Cash distributions received	(2.9)	—	—	(2.9)
Equity income	5.3	0.3	0.7	6.3
Balance at June 30, 2024	$5.8	$2.4	$18.8	$27.0

Transactions with Affiliates

Below is a summary of transactions with each of the Company’s affiliates for the three and six months ended June 30, 2024 and 2023:

		Three Months Ended		Six Months Ended
Investee	Transactions	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
AC JV, LLC	Event fees paid (1)	$4.4	$4.4	$11.5	$7.4
DCDC	Content delivery fees paid (1)	$0.2	$0.2	$0.3	$0.3
(1)
Included in film rentals and advertising costs on the condensed consolidated statements of income.
10.
Treasury Stock and Share-Based Awards

Treasury Stock - Holdings

Treasury stock represents shares of common stock repurchased by Holdings and not yet retired. The Company has applied the cost method in recording its treasury shares. Below is a summary of Holdings’ treasury stock activity for the six months ended June 30, 2024:

	Number of
	Treasury
	Shares	Cost
Balance at January 1, 2024	6.00	$98.3
Restricted stock withholdings (1)	0.27	4.4
Restricted stock forfeitures (2)	0.04	—
Balance at June 30, 2024	6.31	$102.7
(1)
Holdings withheld shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting in restricted stock and performance stock units. Holdings determined the number of shares to be withheld based upon market values of the common stock of Holdings on the vesting dates, which ranged from $13.93 to $18.76 per share.
(2)
Holdings repurchased forfeited restricted shares at a cost of $0.001 per share in accordance with its Long-Term Incentive Plan.

As of June 30, 2024, Holdings had no plans to retire any shares of treasury stock.

Restricted Stock

Below is a summary of restricted stock activity for the six months ended June 30, 2024:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2024	2.35	$15.67
Granted	0.97	16.57
Vested	(0.88)	15.95
Forfeited	(0.04)	14.82
Outstanding and unvested at June 30, 2024	2.40	$15.95

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

During the six months ended June 30, 2024, Holdings granted 1.0 shares of its restricted stock to its directors and certain CUSA employees. The fair value of the restricted stock granted was determined based on the closing price of Holdings' common stock on the grant dates, which ranged from $16.43 to $18.33 per share. Holdings assumed forfeiture rates for the restricted stock awards that ranged from 0% to 10%. The restricted stock granted during the six months ended June 30, 2024 vests over periods ranging from one to three years. The recipients of restricted stock are entitled to receive non-forfeitable dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock award activity recorded for the periods indicated.

	Six Months Ended June 30,
	2024	2023
Compensation expense recognized during the period:
CUSA employees	$7.8	$7.7
Holdings directors	0.7	0.6
Total recognized by Holdings	$8.5	$8.3

Fair value of restricted stock that vested during the period:
CUSA employees	$13.3	$7.9
Holdings directors	1.4	1.3
Holdings total	$14.7	$9.2

Income tax benefit related to vested restricted stock:
CUSA employees	$2.1	$0.7
Holdings directors	0.3	0.3
Holdings total income tax benefit	$2.4	$1.0

As of June 30, 2024, the estimated remaining unrecognized compensation expense related to unvested restricted stock awards was as follows:

Estimated
Remaining
Expense
CUSA employees (1)	$23.2
Holdings directors	1.3
Total remaining - Holdings (1)	$24.5
(1)
The weighted average period over which this remaining compensation expense will be recognized by both Holdings and CUSA is approximately 1.7 years.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Performance Stock Units

During the six months ended June 30, 2024, Holdings granted performance awards to certain CUSA employees in the form of performance stock units (“PSU”). Each PSU that vests will result in the issuance of one share of Holdings’ common stock. The maximum number of shares issuable under the performance awards granted during 2024 is approximately 1.15 shares of Holdings' common stock. The grant date fair value for the units issued was determined based on the closing price of Holdings' common stock on the date of grant, which was $16.43 per share. The performance metrics for these performance awards are based upon three-year aggregate consolidated Adjusted EBITDA and consolidated cash flows, and payout levels are determined based upon the achievement of pre-established criteria for these metrics as defined in the award agreement. Based upon the terms of the award agreement, PSUs vest based on a combination of performance factors and continued service. The performance measurement period for the PSUs is the three-year period ended December 31, 2026 and the service period ends on February 19, 2027. Below is a summary of the performance metrics and measurement period for these performance awards:

Stock units that vest if performance metrics meet the target level	0.57 PSUs
Stock units that vest if performance metrics meet the threshold level (50% of target)	0.28 PSUs
Stock units that vest if performance metrics meet the maximum level (200% of target)	1.15 PSUs
Performance Measurement Period	Three years
Service Period	Third anniversary of grant date
Most likely performance metrics outcome estimated to be achieved at the time performance stock units were issued	Target
Assumed forfeiture rate for performance stock unit awards	5%

Below is a summary of all performance stock unit activity for the periods presented:

	Six Months Ended June 30,
	2024	2023
Number of performance stock units that vested during the period	0.1	0.1
Fair value of performance stock units that vested during the period	$2.1	$1.4
Accumulated dividends paid upon vesting of performance stock units	$0.1	$0.2
Compensation expense recognized during the period (1)	$7.2	$4.2
Income tax expense related to performance stock units	$(0.7)	$(0.2)
(1)
Compensation expense for the six months ended June 30, 2024 includes approximately $2.3 related to a change in the most likely performance metrics outcome estimated to be achieved for the 2023 and 2024 grants.

As of June 30, 2024, the estimated remaining unrecognized compensation expense related to outstanding performance stock units was $19.7. The weighted average period over which this remaining compensation expense will be recognized is approximately 1.6 years. As of June 30, 2024, Holdings had performance stock units outstanding that represented a total of approximately 2.6 hypothetical shares of common stock, net of estimated forfeitures, reflecting the actual certified performance level for performance stock units granted during 2022, an estimated performance level just below the maximum performance level for the 2023 grants and an estimated performance level slightly above the target performance level for the 2024 grants.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

11.
Goodwill and Other Intangible Assets

A summary of the Company's goodwill is as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2024 (1)	$1,182.9	$68.1	$1,251.0
Foreign currency translation adjustments	—	(7.1)	(7.1)
Balance at June 30, 2024 (1)	$1,182.9	$61.0	$1,243.9
(1)
Balances are presented net of accumulated impairment losses of $214.0 for the U.S. operating segment and $43.8 for the international operating segment. See discussion of the qualitative impairment analysis performed by the Company as of June 30, 2024 at Note 12.

A summary of the Company's intangible assets is as follows:

	Balance at January 1, 2024	Amortization	Foreign Currency Translation Adjustments	Balance at June 30, 2024
Intangible assets with finite lives:
Gross carrying amount	$77.8	$—	$(0.1)	$77.7
Accumulated amortization	(75.3)	(1.0)	—	(76.3)
Total net intangible assets with finite lives	$2.5	$(1.0)	$(0.1)	$1.4

Intangible assets with indefinite lives:
Tradename and other	300.3	—	(0.2)	300.1
Total intangible assets, net	$302.8	$(1.0)	$(0.3)	$301.5

The estimated aggregate future amortization expense for intangible assets is as follows:

Estimated
Amortization
For the six months ended December 31, 2024	$1.0
For the twelve months ended December 31, 2025	0.4
Total	$1.4

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

12.
Impairment of Long-Lived Assets

The Company performed a qualitative impairment analysis on its long-lived assets, including theatre properties and right of-use assets, goodwill and tradename intangible assets as of June 30, 2024. As a result of the qualitative assessment, the Company noted no impairment indicators related to these assets as of June 30, 2024.

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

There were no impairment charges recorded for long-lived assets, goodwill and intangible assets for the three and six months ended June 30, 2024. The following table summarizes the Company’s impairment charges for the three and six months ended June 30, 2023.

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
U.S. Segment
Theatre properties	$3.9	$3.9
Theatre operating lease right-of-use assets	3.4	3.4
Investment in NCMI/NCM	—	0.7
U.S. total	7.3	8.0

International segment
Theatre properties	0.6	0.6
Theatre operating lease right-of-use assets	1.5	1.5
International total	2.1	2.1

Total Impairment	$9.4	$10.1

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Below is a summary of assets and liabilities measured at fair value on a recurring basis under FASB ASC Topic 820 as of June 30, 2024 and December 31, 2023:

		Carrying	Fair Value Hierarchy
Description	As of	Value	Level 1	Level 2	Level 3
Interest rate swap assets (1)	June 30, 2024	$13.5	$—	$13.5	$—
Investment in NCMI (2)	June 30, 2024	$19.2	$19.2	$—	$—

Interest rate swap assets (1)	December 31, 2023	$9.9	$—	$9.9	$—
Investment in NCMI (2)	December 31, 2023	$18.1	$—	$18.1	$—
(1)
See further discussion of interest rate swaps at Note 7.
(2)
See further discussion of investment in NCMI at Note 8.

See additional explanation of fair value measurement techniques used for long-lived assets, goodwill and intangible assets in “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 16, 2024. There were no changes in valuation techniques during the six months ended June 30, 2024. The Company’s investment in NCMI was transferred out of Level 2 into Level 1 during the first quarter of 2024.

14.
Foreign Currency Translation

The accumulated other comprehensive loss account in Holdings’ stockholders’ equity of $389.8 and $363.9 and CUSA’s stockholder's equity of $392.6 and $366.7, as of June 30, 2024 and December 31, 2023, respectively, primarily includes cumulative net foreign currency losses of $407.8 and $384.9 as of June 30, 2024 and December 31, 2023, respectively, from translating the financial statements of the Company's international subsidiaries and the cumulative changes in fair value of the interest rate swap agreements that are designated as hedges.

As of June 30, 2024, all foreign countries where the Company has operations are non-highly inflationary, other than Argentina. In non-highly inflationary countries, the local currency is the same as the functional currency and any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss. The Company deemed Argentina to be highly inflationary beginning July 1, 2018. A highly inflationary economy is defined as an economy with a cumulative inflation rate of 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The financial information of the Company’s Argentina subsidiaries was remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective July 1, 2018.

During 2019, the Argentine government instituted exchange controls restricting the ability of entities and individuals to exchange Argentine pesos for foreign currencies and to remit foreign currency out of Argentina. As a result of these currency exchange controls, markets in Argentina developed a legal trading mechanism known as the Blue Chip Swap that allows entities to transfer U.S. dollars out of and into Argentina. In a Blue Chip Swap transaction, an entity buys U.S. dollar denominated securities in Argentina using Argentine pesos, and subsequently sells the securities for U.S. dollars, in Argentina, to access U.S. dollars locally, or outside of Argentina, by transferring the securities abroad, prior to being sold (the latter commonly known as Blue Chip Swap Rate). The Blue Chip Swap rate is the implicit exchange rate resulting from the Blue Chip Swap transaction. The Blue Chip Swap rate can diverge significantly from Argentina’s official exchange rate. During the six months ended June 30, 2023, the Company entered into Blue Chip Swap transactions that resulted in a loss of approximately $4.9 which is reflected in “Foreign currency exchange and other related loss” in the Company’s consolidated statement of income for the six months ended June 30, 2023. The Company did not enter into any Blue Chip Swap transactions during the six months ended June 30, 2024.

Below is a summary of the impact of translating the June 30, 2024 and June 30, 2023 financial statements of the Company’s international subsidiaries:

			Other Comprehensive Income (Loss) for the
	Exchange Rate as of		Six Months Ended
Country	June 30, 2024	December 31, 2023	June 30, 2024	June 30, 2023
Brazil	5.60	4.85	$(15.8)	$6.6
Chile	947.55	879.54	(5.7)	4.1
All other			(1.4)	1.5
			$(22.9)	$12.2

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

As noted above, beginning July 1, 2018, Argentina was deemed highly inflationary. For the six months ended June 30, 2024 and 2023 the Company recorded foreign currency exchange losses of $2.1 and $8.0 (excluding the impact of the Blue Chip Swap transactions noted above), respectively, due to the translation of Argentina's financial results to U.S. dollars.

15.
Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Six Months Ended
	June 30,
	2024	2023
Cash paid for interest by Holdings (1)	$76.4	$77.0
Cash paid for interest by CUSA	$66.0	$66.6
Cash paid for income taxes, net	$12.8	$7.2
Noncash operating activities:
Interest expense - NCM (see Note 8)	$(11.1)	$(11.4)
Noncash investing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (2)	$0.5	$1.5
Theatre and other assets acquired under finance leases	$28.0	$—
Investment in NCMI – receipt of common units in NCM (see Note 8)	$0.5	$—
(1)
Includes the cash interest paid by CUSA.
(2)
Additions to theatre properties and equipment included in accounts payable as of June 30, 2024 and December 31, 2023 were $7.1 and $6.6, respectively.

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

Below is a breakdown of selected financial information by reportable operating segment for Holdings:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue
U.S.	$575.1	$739.3	$1,034.2	$1,221.0
International	162.2	207.4	284.4	339.0
Eliminations	(3.1)	(4.4)	(5.2)	(7.0)
Total revenue	$734.2	$942.3	$1,313.4	$1,553.0

Adjusted EBITDA
U.S.	$108.8	$180.8	$157.9	$244.2
International	33.3	50.7	54.9	73.5
Total Adjusted EBITDA	$142.1	$231.5	$212.8	$317.7

Capital expenditures
U.S.	$16.1	$21.1	$34.2	$43.8
International	7.6	7.2	13.0	10.8
Total capital expenditures	$23.7	$28.3	$47.2	$54.6

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

The following table sets forth a reconciliation of net income to Adjusted EBITDA for Holdings:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$46.6	$120.4	$71.9	$117.9
Add (deduct):
Income tax (benefit) expense	(0.9)	12.3	(28.6)	8.4
Interest expense (1)	34.6	37.1	72.3	73.9
Other loss (income), net (2)	0.1	(12.1)	(17.6)	(14.0)
Cash distributions from equity investees (3)	1.6	1.6	2.9	1.6
Depreciation and amortization	49.8	52.8	99.2	107.7
Impairment of long-lived and other assets	—	9.4	—	10.1
Loss (gain) on disposal of assets and other	1.7	(3.0)	2.1	(2.7)
Loss on debt amendments and extinguishments	2.5	10.7	2.5	10.7
Non-cash rent expense	(3.2)	(4.5)	(7.6)	(8.4)
Share-based awards compensation expense	9.3	6.8	15.7	12.5
Adjusted EBITDA	$142.1	$231.5	$212.8	$317.7
(1)
Includes amortization of debt issuance costs, amortization of original issue discount, and amortization of accumulated gains for amended swap agreements.
(2)
Includes interest income, foreign currency exchange and other related loss, interest expense - NCM, equity in income (loss) of affiliates and net gain (loss) on investment in NCMI.
(3)
Reflects cash distributions received from equity investees that were recorded as a reduction of the respective investment balances. These distributions are reported entirely within the U.S. operating segment.

Financial Information About Geographic Areas

Below is a breakdown of selected financial information for Holdings by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue	2024	2023	2024	2023
U.S.	$575.1	$739.3	$1,034.2	$1,221.0
Brazil	58.6	68.7	112.9	113.2
Other international countries	103.6	138.7	171.5	225.8
Eliminations	(3.1)	(4.4)	(5.2)	(7.0)
Total	$734.2	$942.3	$1,313.4	$1,553.0

	As of	As of
Theatre properties and equipment, net	June 30, 2024	December 31, 2023
U.S.	$981.7	$1,002.1
Brazil	45.0	54.7
Other international countries	99.1	104.9
Total	$1,125.8	$1,161.7

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

17.
Related Party Transactions

A subsidiary of the Company manages a theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, who is Lee Roy Mitchell’s son-in-law and Kevin Mitchell’s brother-in-law. Lee Roy Mitchell, our founder, owns, both directly and indirectly, approximately 8.5% of Holdings’ common stock and Kevin Mitchell is a member of Holdings’ Board of Directors. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenue. The Company recorded $0.3 and $0.4 of management fee revenue during the six months ended June 30, 2024 and 2023, respectively. All such amounts are included in the condensed consolidated statements of income, with the intercompany amounts eliminated in consolidation. During the six months ended June 30, 2024 and 2023, the Company paid excess cash distributions of $0.3 and $0.3, respectively to Lone Star Theatres, Inc. as required by the partnership agreement, which were recorded as a reduction of noncontrolling interests on each of Holdings and CUSA’s condensed consolidated balance sheets.

A subsidiary of the Company leases 12 theatres from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Holdings' directors and is an officer of the general partner of Syufy. For the six months ended June 30, 2024 and 2023, the Company paid total rent of $11.4 and $10.9, respectively, to Syufy. CUSA provides digital equipment support to drive-in theatres owned by Syufy. The Company recorded management fees related to these services of $0.03 and $0.03 during the six months ended June 30, 2024 and 2023, respectively.

A subsidiary of the Company has a 50% voting interest in FE Concepts, a joint venture with AWSR, an entity which owns the remaining 50% of FE Concepts. AWSR is owned by Lee Roy Mitchell and Tandy Mitchell. FE Concepts operates a family entertainment center that offers bowling, gaming, movies and other amenities. CUSA has a theatre services agreement with FE Concepts under which the Company receives service fees for providing film booking and equipment monitoring services for the facility. The Company recorded management fees of $0.03 and $0.03 related to these services during the six months ended June 30, 2024 and 2023, respectively.

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

19. Income Taxes

An income tax benefit of $28.6 for Holdings and $27.9 for CUSA was recorded during the six months ended June 30, 2024 resulting in an effective tax rate of approximately (66.0)% for Holdings and (55.0)% for CUSA, respectively.

During the six months ended June 30, 2024, the Company recorded a deferred tax benefit of $39.5 discretely related to the release of valuation allowances in certain foreign jurisdictions. The release of these valuation allowances was the result of the availability of positive evidence related to sustained taxable income in the relevant jurisdictions to support the future realizability of deferred tax assets. This discrete benefit favorably impacted the effective tax rates of Holdings and CUSA for the six months ended June 30, 2024, causing the income tax benefit to vary significantly from the tax expense derived by applying the statutory tax rate to the pre-tax income of Holdings and CUSA.

There is a possibility that within the next 12 months, sufficient positive evidence may become available to reach a conclusion that a portion of the valuation allowance in the U.S. will no longer be required.

20. Subsequent Events

On July 18, 2024, CUSA issued $500.0 7.00% senior notes, at par (the “7.00% Senior Notes”). The notes will mature on August 1, 2032. Interest on the 7.00% Senior Notes will be payable on February 1 and August 1 of each year, beginning on February 1, 2025. CUSA incurred debt issuance costs of approximately $7.0 in connection with the issuance, which will be recorded as a reduction of long-term debt on the Company’s consolidated balance sheet. Proceeds, after payment of fees, will be used to repurchase any of CUSA’s 5.875% $405.0 aggregate principal amount of Senior Notes due March 2026 (the “5.875% Senior Notes”), tendered as discussed below, and for general corporate purposes.

Concurrently with the 7.00% Senior Notes bond offering, on July 9, 2024, CUSA commenced a cash tender offer to purchase any and all of CUSA’s 5.875% Senior Notes. On July 18, 2024, CUSA completed the tender offer to repurchase any and all of its 5.875% Senior Notes, of which $345.3 was tendered at the expiration of the tender offer. Accordingly, $59.7 aggregate principal amount of the 5.875% Senior Notes remains outstanding.

The notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of CUSA’s subsidiaries, or its guarantors, that guarantee, assume or in any other manner become liable with respect to any of CUSA’s or its guarantors’ other debt. The 7.00% Senior Notes and the guarantees are senior unsecured obligations and rank equally in right of payment with all of CUSA’s and its guarantor’s existing and future senior debt, including the 5.25% senior notes due 2028, the 5.875% senior notes due 2026 that remain outstanding following the tender offer to redeem the 5.875% Senior Notes, and all borrowings under CUSA’s Credit Agreement. The notes and the guarantees will be structurally subordinated to all existing and future debt and other liabilities of CUSA’s non-guarantor subsidiaries. The notes and the guarantees will be structurally senior to the 4.50% convertible senior notes due 2025, and all future debt, if any, issued by Holdings that is not guaranteed by CUSA or any of its subsidiaries.

CUSA may redeem the 7.00% Senior Notes in whole or in part at redemption prices set forth in the indenture. Prior to August 1, 2027, CUSA has the option to redeem all or a portion of the 7.00% Senior Notes at a price equal to 100.0% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a make-whole premium. On or after August 1, 2027, CUSA may redeem the 7.00% Senior Notes in whole or in part at redemption prices specified in the indenture. Prior to August 1, 2027, CUSA may redeem up to 40% of the aggregate principal amount of the 7.00% Senior Notes with funds in an amount equal to the net proceeds of certain equity offerings at 107.0% of the principal amount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes and schedules included elsewhere in this report. Amounts included in the following discussion, except for theatres, screens, average screens, average ticket price and concessions revenue per patron, are rounded in millions.

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, and Paraguay. As of June 30, 2024, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 16 to the condensed consolidated financial statements.

The success of the theatrical exhibition industry is contingent upon several key factors, including the volume of new film content available, which has been impacted by the effects of the COVID-19 pandemic and last year’s writers’ and actors’ guilds strikes (the “Hollywood strikes”), the box office performance of new film content released, the duration of the exclusive theatrical release window, and evolving consumer behavior with competition from other forms of in-and-out-of-home entertainment.

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

Films leading the box office during the six months ended June 30, 2024 included Inside Out 2, Dune: Part Two, Godzilla x Kong: The New Empire, Kung Fu Panda 4, Kingdom of the Planet of the Apes, Bad Boys: Ride or Die, Ghostbusters: Frozen Empire, IF, Bob Marley: One Love, and The Fall Guy.

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

Recent Developments

On July 18, 2024, CUSA issued $500.0 million 7.00% senior notes, at par (the “7.00% Senior Notes”). The notes will mature on August 1, 2032. Interest on the 7.00% Senior Notes will be payable on February 1 and August 1 of each year, beginning on February 1, 2025. CUSA incurred debt issuance costs of approximately $7.0 million in connection with the issuance, which will be recorded as a reduction of long-term debt on the Company’s consolidated balance sheet. Proceeds, after payment of fees, will be used to repurchase any of CUSA’s 5.875% $405.0 million aggregate principal amount of Senior Notes due March 2026 (the “5.875% Senior Notes”), tendered as discussed below, and for general corporate purposes.

Concurrently with the 7.00% Senior Notes bond offering, on July 9, 2024, CUSA commenced a cash tender offer to purchase any and all of CUSA’s 5.875% Senior Notes. On July 18, 2024, CUSA completed the tender offer to purchase any and all of its 5.875% Senior Notes, of which $345.3 million was tendered at the expiration of the tender offer. Accordingly, $59.7 million aggregate principal amount of the 5.875% Senior Notes remains outstanding.

The notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of CUSA’s subsidiaries, or its guarantors, that guarantee, assume or in any other manner become liable with respect to any of CUSA’s or its guarantors’ other debt. The 7.00% Senior Notes and the guarantees are senior unsecured obligations and rank equally in right of payment with all of CUSA’s and its guarantor’s existing and future senior debt, including the 5.25% senior notes due 2028, the 5.875% senior notes due 2026 that remain outstanding following the tender offer to redeem the 5.875% Senior Notes, and all borrowings under CUSA’s Credit Agreement. The notes and the guarantees will be structurally subordinated to all existing and future debt and other liabilities of CUSA’s non-guarantor subsidiaries. The notes and the guarantees will be structurally senior to the 4.50% convertible senior notes due 2025, and all future debt, if any, issued by Holdings that is not guaranteed by CUSA or any of its subsidiaries.

CUSA may redeem the 7.00% Senior Notes in whole or in part at redemption prices set forth in the indenture. Prior to August 1, 2027, CUSA has the option to redeem all or a portion of the 7.00% Senior Notes at a price equal to 100.0% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a make-whole premium. On or after August 1, 2027, CUSA may redeem the 7.00% Senior Notes in whole or in part at redemption prices specified in the indenture. Prior to August 1, 2027, CUSA may redeem up to 40% of the aggregate principal amount of the 7.00% Senior Notes with funds in an amount equal to the net proceeds of certain equity offerings at 107.0% of the principal amount.

Results of Operations

The following table sets forth, for the periods indicated, the amounts for certain items reflected in the operating income of Holdings along with each of those items as a percentage of revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating data (in millions):
Revenue
Admissions	$365.8	$478.4	$655.6	$789.4
Concession	292.9	373.4	517.1	609.2
Other	75.5	90.5	140.7	154.4
Total revenue	$734.2	$942.3	$1,313.4	$1,553.0
Cost of operations
Film rentals and advertising	204.0	278.0	358.3	444.7
Concession supplies	56.6	67.4	100.6	111.0
Salaries and wages	97.3	112.1	184.2	198.3
Facility lease expense	81.5	87.0	158.8	166.5
Utilities and other	104.7	120.2	205.1	224.0
General and administrative expenses (1)	55.7	50.0	104.6	96.5
Depreciation and amortization	49.8	52.8	99.2	107.7
Impairment of long-lived and other assets	—	9.4	—	10.1
Loss (gain) on disposal of assets and other	1.7	(3.0)	2.1	(2.7)
Total cost of operations (1)	651.3	773.9	1,212.9	1,356.1
Operating income (1)	$82.9	$168.4	$100.5	$196.9

Operating data as a percentage of total revenue:
Revenue
Admissions	49.8%	50.8%	49.9%	50.8%
Concession	39.9%	39.6%	39.4%	39.2%
Other	10.3%	9.6%	10.7%	10.0%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of operations (2)
Film rentals and advertising	55.8%	58.1%	54.7%	56.3%
Concession supplies	19.3%	18.1%	19.5%	18.2%
Salaries and wages	13.3%	11.9%	14.0%	12.8%
Facility lease expense	11.1%	9.2%	12.1%	10.7%
Utilities and other	14.3%	12.8%	15.6%	14.4%
General and administrative expenses	7.6%	5.3%	8.0%	6.2%
Depreciation and amortization	6.8%	5.6%	7.6%	6.9%
Impairment of long-lived and other assets	—%	1.0%	—%	0.7%
Loss (gain) on disposal of assets and other	0.2%	(0.3)%	0.2%	(0.2)%
Total cost of operations	88.7%	82.1%	92.3%	87.3%
Operating income	11.3%	17.9%	7.7%	12.7%
Average screen count (3)	5,708	5,828	5,710	5,832
(1)
The only difference between components of operating income for Holdings, as presented above, and those of CUSA is incremental general and administrative expense recognized by Holdings. The following table sets forth, for the periods indicated, the amounts for general and administrative expense, total cost of operations and operating income of CUSA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating data (in millions):
Cost of operations
General and administrative expenses	$54.7	$49.1	$102.7	$94.7
Total cost of operations	$650.3	$773.0	$1,211.0	$1,354.3
Operating income	$83.9	$169.3	$102.4	$198.7
(2)
All costs are expressed as a percentage of total revenue, except film rentals and advertising, which are expressed as a percentage of admissions revenue, and concession supplies, which are expressed as a percentage of concession revenue.
(3)
Average screen count is calculated based on the average of month end screen counts.

Three months ended June 30, 2024 (the “second quarter of 2024”) versus the three months ended June 30, 2023 (the “second quarter of 2023”)

Second quarter of 2024 - The North American Industry box office generated approximately $2.0 billion during the second quarter of 2024, which included Inside Out 2, Kingdom of the Planet of the Apes, Bad Boys: Ride or Die, Godzilla x Kong: The New Empire, IF and The Fall Guy.

Second quarter of 2023 - The North American Industry box office was approximately $2.7 billion during the second quarter of 2023, which included The Super Mario Bros. Movie, Guardians of the Galaxy Vol. 3, Spider-Man: Across the Spider-Verse, The Little Mermaid, Fast X and Transformers: Rise of the Beasts.

Revenue. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenue.

	U.S. Operating Segment		International Operating Segment			Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,			Three Months Ended June 30,
	2024	2023	2024	2023	Constant Currency (3) 2024	2024	2023
Admissions revenue	$287.4	$373.4	$78.4	$105.0	$123.8	$365.8	$478.4
Concession revenue	231.4	296.3	61.5	77.1	95.2	292.9	373.4
Other revenue (1)	53.2	65.2	22.3	25.3	34.4	75.5	90.5
Total revenue (1)	$572.0	$734.9	$162.2	$207.4	$253.4	$734.2	$942.3
Attendance	29.1	38.8	20.9	25.6		50.0	64.4
Average ticket price (2)	$9.88	$9.62	$3.75	$4.10	$5.92	$7.32	$7.43
Concession revenue per patron (2)	$7.95	$7.64	$2.94	$3.01	$4.56	$5.86	$5.80
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
•
U.S. Attendance decreased 25.0% to 29.1 million patrons during the second quarter of 2024 compared with 38.8 million patrons during the second quarter of 2023 driven by the lower concentration of high-grossing titles and overall mix of film releases due to the impact of the Hollywood strikes. Average ticket price increased 2.7% to $9.88 during the second quarter of 2024 compared with $9.62 during the second quarter of 2023 primarily driven by strategic pricing actions. Concession revenue per patron increased 4.1% to $7.95 during the second quarter of 2024 compared with $7.64 during the second quarter of 2023 primarily driven by inflationary and strategic pricing actions. Other revenue for the second quarter of 2024 decreased 18.4% to $53.2 million compared with $65.2 million during the second quarter of 2023 primarily due to a decrease in attendance, which resulted in a reduction in the variable component of other revenue.
•
International. Attendance decreased 18.4% to 20.9 million patrons during the second quarter of 2024 compared with 25.6 million patrons during the second quarter of 2023 driven by the lower concentration of high-grossing titles and reduced scale of film releases due to the impact of the Hollywood strikes. Revenues, average ticket price and concession revenue per patron for our international segment, as reported, were unfavorably impacted by exchange rate fluctuations for the second quarter of 2024. In constant currency, the average ticket price increased 44.4% to $5.92 for the second quarter of 2024 primarily due to inflationary pricing actions, partially offset by promotional activity. Similarly, in constant currency, concession revenue per patron increased 51.5% to $4.56 for the second quarter of 2024 primarily due to inflationary pricing actions. Other revenue increased 36.0% in constant currency to $34.4 million for the second quarter of 2024 primarily due to higher loyalty program and screen advertising revenue driven by inflation.

Cost of Operations. The table below, presented by reportable operating segment, summarizes our year-over-year theatre operating costs.

	U.S. Operating Segment		International Operating Segment			Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,			Three Months Ended June 30,
	2024	2023	2024	2023	Constant Currency (1) 2024	2024	2023
Film rentals and advertising	$164.6	$224.0	$39.4	$54.0	$63.2	$204.0	$278.0
Concession supplies	$43.2	$50.4	$13.4	$17.0	$20.7	$56.6	$67.4
Salaries and wages	$80.8	$92.5	$16.5	$19.6	$27.9	$97.3	$112.1
Facility lease expense	$60.0	$61.9	$21.5	$25.1	$29.2	$81.5	$87.0
Utilities and other	$80.1	$90.3	$24.6	$29.9	$40.5	$104.7	$120.2
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
•
U.S. Film rentals and advertising costs for the second quarter of 2024 were 57.3% of admissions revenue compared with 60.0% for the second quarter of 2023 due to the concentration of box office and mix of films. Concession supplies expense for the second quarter of 2024 was 18.7% of concession revenue compared with 17.0% of concession revenue for the second quarter of 2023. The concession supplies rate for the second quarter of 2024 was impacted by inflationary pressures on certain concession categories and higher shrink, partially offset by the impact of strategic pricing actions on concession revenue,

Salaries and wages decreased 12.6% to $80.8 million for the second quarter of 2024 compared with $92.5 million for the second quarter of 2023 due to lower attendance, labor productivity initiatives and reduced operating hours, partially offset by higher wage rates. Facility lease expense, which is predominantly fixed in nature, decreased 3.1% to $60.0 million primarily due to theatre closures and lease renegotiations. Utilities and other costs decreased 11.3% to $80.1 million, as many of these costs are variable or semi-variable in nature and were impacted by the decrease in attendance. A decrease in property taxes also contributed to the decline in utilities and other costs.

•
International. Our international operating costs, as reported, were favorably impacted by exchange rate fluctuations for the second quarter of 2024.

Film rentals and advertising costs were 50.3% of admissions revenue as reported for the second quarter of 2024 compared with 51.4% for the second quarter of 2023 driven by the concentration of box office and the mix of films. Concession supplies expense was 21.8% of concessions revenue as reported for the second quarter of 2024 compared with 22.0% of concession revenue for the second quarter of 2023. The decrease in the concession supplies rate was primarily driven by the impact of inflationary pricing actions on concession revenue, as well as product mix.

Salaries and wages, facility lease expense and utilities and other expenses, as reported, were lower for the second quarter of 2024 as a result of favorable exchange rate fluctuations. In constant currency, salaries and wages increased to $27.9 million for the second quarter of 2024 primarily due to wage rate inflation, partially offset by labor productivity initiatives and lower attendance. Facility lease expense increased to $29.2 million in constant currency for the second quarter of 2024 driven by inflationary increases and the return of certain minimum rent thresholds, partially offset by lower percentage rent. Utilities and other costs increased to $40.5 million in constant currency for the second quarter of 2024 primarily due to inflationary pressures and higher utility costs.

General and Administrative Expense. General and administrative expense for Holdings increased to $55.7 million for the second quarter of 2024 compared with $50.0 million for the second quarter of 2023. General and administrative expense for CUSA increased to $54.7 million for the second quarter of 2024 compared with $49.1 million for the second quarter of 2023. The increase for both Holdings and CUSA is primarily due to wages and benefits inflation, as well as higher share-based compensation and related payroll taxes, partially offset by the favorable impact of exchange rate fluctuations.

Depreciation and Amortization. Depreciation and amortization expense decreased to $49.8 million for the second quarter of 2024 compared with $52.8 million for the second quarter of 2023 due in part to the impairment of assets during 2023 and the favorable impact of exchange rate fluctuations.

Loss (Gain) on Disposal of Assets and Other. A loss on disposal of assets and other of $1.7 million was recorded for the second quarter of 2024 compared with a gain of $3.0 million for the second quarter of 2023. Activity for the second quarter of 2024 was primarily related to the removal and disposal of equipment at closed theatres. Activity for the second quarter of 2023 was primarily related to the write-off of operating lease obligations for theatres that were closed during the second quarter of 2023.

Interest Expense. Interest expense for Holdings, which includes amortization of debt issuance costs and original issue discount and amortization of accumulated gains for swap amendments, was $34.6 million during the second quarter of 2024 compared with $37.1 million during the second quarter of 2023. The interest expense attributable to CUSA, which includes amortization of debt issuance costs and original issue discount and amortization of accumulated losses for swap amendments, was $28.6 million during the second quarter of 2024 compared with $31.0 million during the second quarter of 2023. The decrease in interest expense was primarily due to the redemption of our 8.75% Secured Notes, partially offset by a higher average interest rate on our term loan borrowings. See further discussion at Liquidity and Capital Resources below.

Interest Income. Interest income for Holdings was $12.5 million during the 2024 period compared with $13.0 million during the 2023 period. The interest income attributable to CUSA was $9.4 million during the 2024 period compared with $10.1 million during the 2023 period. The decrease in interest income primarily reflects lower average cash and cash equivalents balances, partially offset by higher interest rates earned on those balances.

Loss on Debt Amendments and Extinguishments. We recorded a loss on amendment and extinguishment of debt of $2.5 million during the second quarter of 2024 related to the amendment of our term loan and the redemption of the remaining 8.75% Secured Notes, including the write-off of unamortized debt issuance costs and original issue discount, and legal and other fees paid. We recorded a loss on amendment and extinguishment of debt of $10.7 million during the second quarter of 2023 related to the amendment of our Senior Secured Credit Facilities and the partial redemption of the 8.75% Secured Notes, including the write-off of unamortized debt issuance costs and legal and other fees paid. See Note 7 to the condensed consolidated financial statements for information about our loss on debt amendments and extinguishments.

Foreign Currency Exchange and Other Related Loss. We recorded a foreign currency exchange loss of $6.3 million during the second quarter of 2024 compared with a loss of $6.2 million during the second quarter of 2023. Activity for the second quarter of 2023 includes a $4.9 million loss associated with Blue Chip Swap transactions. Excluding the impact of the Blue Chip Swap transactions, the gain or loss on foreign exchange is primarily related to currency exchange fluctuations from original transactions dates until settlement. See Note 14 to the condensed consolidated financial statements for a discussion of Blue Chip Swap transactions.

Equity in Income of Affiliates. Equity in income of affiliates of $2.5 million was recorded during the second quarter of 2024 compared with equity in income of affiliates of $1.8 million during the second quarter of 2023. See Note 9 to the condensed consolidated financial statements for information about our equity investments.

Net (Loss) Gain on Investment in NCMI. We recorded a net loss on our investment in NCMI of $3.2 million during the second quarter of 2024 compared with a gain of $9.2 million during the second quarter of 2023, primarily related to the mark-to-market adjustment of our investment in NCMI under the fair value basis of accounting. See Note 8 to the condensed consolidated financial statements for information about our investment in NCMI.

Income Taxes - Holdings. An income tax benefit of $0.9 million was recorded for the second quarter of 2024 compared with income tax expense of $12.3 million for the second quarter of 2023. The effective tax rate was approximately (1.8)% for the second quarter of 2024 compared with 9.3% for the second quarter of 2023. The effective tax rate for the second quarter of 2024 was favorably impacted by changes in valuation allowances previously recorded against certain deferred tax assets in certain foreign jurisdictions. The effective tax rate for the second quarter of 2023 was favorably impacted by the use of certain foreign tax credits for which valuation allowances had been established in prior periods as well as the release of valuation allowances previously recorded against the net deferred tax assets in various jurisdictions. Income tax provisions for interim periods are generally based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Income Taxes - CUSA. An income tax benefit of $1.3 million was recorded for the second quarter of 2024 compared with income tax expense of $15.3 million for the second quarter of 2023. The effective tax rate was approximately (2.8)% for the second quarter of 2024 compared with 11.2% for the second quarter of 2023. The effective tax rate for the second quarter of 2024 was favorably impacted by changes in valuation allowances previously recorded against certain deferred tax assets in certatin foreign jurisdictions. The effective tax rate for the second quarter of 2023 was favorably impacted by the use of certain foreign tax credits for which valuation allowances had been established in prior periods as well as the release of valuation allowances previously recorded against the net deferred tax assets in various jurisdictions. Income tax provisions for interim periods are generally based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Six months ended June 30, 2024 (the “2024 period”) versus the six months ended June 30, 2023 (the “2023 period”)

2024 Period - The North American Industry box office generated approximately $3.7 billion during the 2024 period, which included Inside Out 2, Dune: Part Two, Godzilla x Kong: The New Empire, Kung Fu Panda 4, Kingdom of the Planet of the Apes, Bad Boys: Ride or Die, Ghostbusters: Frozen Empire, IF, Bob Marley: One Love and The Fall Guy.

2023 Period - The North American Industry box office was approximately $4.5 billion during the 2023 period, which included the carryover of Avatar: The Way of Water and Puss in Boots: The Last Wish as well as new releases including The Super Mario Bros. Movie, Guardians of the Galaxy Vol. 3, Spider-Man: Across the Spider-Verse, The Little Mermaid, Ant-Man and the Wasp: Quantumania, John Wick: Chapter 4, Creed III, Fast X, Transformers: Rise of the Beasts and Indiana Jones and the Dial of Destiny.

Revenue. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenue.

	U.S. Operating Segment		International Operating Segment			Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,			Six Months Ended June 30,
	2024	2023	2024	2023	Constant Currency (3) 2024	2024	2023
Admissions revenue	$519.2	$618.1	$136.4	$171.3	$209.1	$655.6	$789.4
Concession revenue	410.0	483.1	107.1	126.1	162.2	517.1	609.2
Other revenue (1)	99.8	112.8	40.9	41.6	61.7	140.7	154.4
Total revenue (1)	$1,029.0	$1,214.0	$284.4	$339.0	$433.0	$1,313.4	$1,553.0
Attendance	52.7	64.0	37.0	43.3		89.7	107.3
Average ticket price (2)	$9.85	$9.66	$3.69	$3.96	$5.65	$7.31	$7.36
Concession revenue per patron (2)	$7.78	$7.55	$2.89	$2.91	$4.38	$5.76	$5.68

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
•
U.S. Attendance decreased 17.7% to 52.7 million patrons during the 2024 period compared with 64.0 million patrons during the 2023 period driven by less carryover benefit in the 2024 period from prior year releases and the lower concentration of high-grossing titles and overall mix of film releases due to the impact of the Hollywood strikes. Average ticket price increased 2.0% to $9.85 during the 2024 period compared with $9.66 during the 2023 period driven by strategic pricing actions partially offset by lower 3D penetration in the 2024 period. Concession revenue per patron increased 3.0% to $7.78 during the 2024 period compared with $7.55 during the 2023 period primarily driven by inflationary and strategic pricing actions as well as product mix, partially offset by lower incidence rates associated with film content mix. Other revenue for the 2024 period decreased 11.5% to $99.8 million compared with $112.8 million during the 2023 period primarily due to a decrease in attendance, which resulted in a reduction in the variable component of other revenue.
•
International. Attendance decreased 14.5% to 37.0 million patrons during the 2024 period compared with 43.3 million patrons during the 2023 period due to less carryover benefit in the 2024 period from prior year releases and the lower concentration of high-grossing titles and reduced scale of film releases due to the impact of the Hollywood strikes. Revenues, average ticket price and concession revenue per patron for our international segment, as reported, were unfavorably impacted by exchange rate fluctuations for the 2024 period. In constant currency, the average ticket price increased 42.7% to $5.65 for the 2024 period primarily due to inflationary pricing actions. Similarly, in constant currency, concession revenue per patron increased 50.5% to $4.38 for the 2024 period primarily due to inflationary pricing actions. Other revenue increased 48.3% in constant currency to $61.7 million for the 2024 period primarily due to higher loyalty program and screen advertising revenue driven by inflation.

Cost of Operations. The table below, presented by reportable operating segment, summarizes our year-over-year theatre operating costs.

	U.S. Operating Segment		International Operating Segment			Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,			Six Months Ended June 30,
	2024	2023	2024	2023	Constant Currency (1) 2024	2024	2023
Film rentals and advertising	$290.9	$357.5	$67.4	$87.2	$105.3	$358.3	$444.7
Concession supplies	$77.5	$83.3	$23.1	$27.7	$34.8	$100.6	$111.0
Salaries and wages	$153.3	$164.0	$30.9	$34.3	$51.0	$184.2	$198.3
Facility lease expense	$120.5	$123.9	$38.3	$42.6	$50.4	$158.8	$166.5
Utilities and other	$158.4	$170.8	$46.7	$53.2	$74.3	$205.1	$224.0
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
•
U.S. Film rentals and advertising costs for the 2024 period were 56.0% of admissions revenue compared with 57.8% for the 2023 period due to the concentration of box office and mix of films. Concession supplies expense for the 2024 period was 18.9% of concession revenue compared with 17.2% of concession revenue for the 2023 period. The concession supplies rate for the 2024 period was impacted by inflationary pressures on certain concession categories, product mix and higher shrink, partially offset by the impact of strategic pricing actions.

Salaries and wages decreased 6.5% to $153.3 million for the 2024 period compared with $164.0 million for the 2023 period due to lower attendance and labor productivity initiatives, partially offset by higher wage rates. Facility lease expense, which is predominantly fixed in nature, decreased 2.7% to $120.5 million primarily due to theatre closures and lease renegotiations. Utilities and other costs decreased 7.3% to $158.4 million, as many of these costs are variable or semi-variable in nature and were impacted by the decrease in attendance. A decrease in property taxes also contributed to the decline in utilities and other costs.

•
International. Our international operating costs, as reported, were favorably impacted by exchange rate fluctuations for the 2024 period.

Film rentals and advertising costs were 49.4% of admissions revenue as reported for the 2024 period compared with 50.9% for the 2023 period due to the concentration of box office and mix of films. Concession supplies expense was 21.6% of concessions revenue as reported for the 2024 period compared with 22.0% of concession revenue for the 2023 period. The decrease in the concession supplies rate was primarily driven by the impact of strategic pricing actions to offset inflationary pressures.

Salaries and wages, facility lease expense and utilities and other expenses, as reported, were lower for the 2024 period as a result of favorable exchange rate fluctuations. In constant currency, salaries and wages increased to $51.0 million for the 2024 period primarily driven by wage rate inflation, partially offset by labor productivity initiatives and lower attendance. Facility lease expense increased to $50.4 million in constant currency for the 2024 period primarily due to inflationary increases and the return of certain minimum rent thresholds, partially offset by lower percentage rent. Utilities and other costs increased to $74.3 million in constant currency for the 2024 period due to inflationary pressures and higher utility costs.

General and Administrative Expense. General and administrative expense for Holdings increased to $104.6 million for the 2024 period compared with $96.5 million for the 2023 period. General and administrative expense for CUSA increased to $102.7 million for the 2024 period compared with $94.7 million for the 2023 period. The increase for both Holdings and CUSA is primarily due to wages and benefits inflation, as well as higher share-based compensation and related payroll taxes, partially offset by lower professional fees and the favorable impact of exchange rate fluctuations.

Depreciation and Amortization. Depreciation and amortization expense decreased to $99.2 million for the 2024 period compared with $107.7 million for the 2023 period due in part to the impairment of assets during 2023 and the favorable impact of exchange rate fluctuations.

Loss (Gain) on Disposal of Assets and Other. A loss on disposal of assets and other of $2.1 million was recorded for the 2024 period compared with a gain of $2.7 million for the 2023 period. Activity for the 2024 period was primarily related to the removal and disposal of equipment at closed theatres. Activity for the 2023 period was primarily related to the write-off of operating lease obligations for theatres that were closed during the 2023 period.

Interest Expense. Interest expense for Holdings, which includes amortization of debt issuance costs and original issue discount and amortization of accumulated gains for swap amendments, was $72.3 million during the 2024 period compared with $73.9 million during the 2023 period. The interest expense attributable to CUSA, which includes amortization of debt issuance costs and original issue discount and amortization of accumulated losses for swap amendments, was $60.2 million during the 2024 period compared with $61.8 million during the 2023 period. The decrease in interest expense was primarily due to the redemption of our 8.75% Secured Notes, partially offset by a higher average interest rate on our term loan borrowings. See further discussion at Liquidity and Capital Resources below.

Interest Income. Interest income for Holdings was $26.1 million during the 2024 period compared with $24.9 million during the 2023 period. The interest income attributable to CUSA was $19.7 million during the 2024 period compared with $19.3 million during the 2023 period. The increase in interest income reflects higher average cash and cash equivalents balances and higher interest rates earned on those balances.

Loss on Debt Amendments and Extinguishments. We recorded a loss on amendment and extinguishment of debt of $2.5 million during the 2024 period related to the amendment of our term loan and the redemption of the remaining 8.75% Secured Notes, including the write-off of unamortized debt issuance costs and original issue discount, and legal and other fees paid. We recorded a loss on amendment and extinguishment of debt of $10.7 million during the 2023 period related to the amendment of our Senior Secured Credit Facilities and the partial redemption of the 8.75% Secured Notes, including the write-off of unamortized debt issuance costs and legal and other fees paid. See Note 7 to the condensed consolidated financial statements for information about our loss on debt amendments and extinguishments.

Foreign currency exchange and other related loss. We recorded a foreign currency exchange loss of $4.9 million during the 2024 period compared with a loss of $8.4 million during the 2023 period. Activity for the 2023 period includes a $4.9 million loss associated with Blue Chip Swap transactions. Excluding the impact of the Blue Chip Swap transactions, the loss on foreign exchange is primarily related to currency exchange fluctuations from original transactions dates until settlement. See note 14 to the condensed consolidated financial statements for a discussion of Blue Chip Swap transactions.

Equity in Income (Loss) of Affiliates. Equity in income of affiliates of $6.3 million was recorded during the 2024 period compared with equity in loss of affiliates of $0.3 million during the 2023 period driven by higher income earned from our investment in ACJV, LLC during the 2024 period and the absence of a loss from our investment in NCMI, which is now accounted for under the fair value basis of accounting. See Note 8 and Note 9, respectively, to the condensed consolidated financial statements for information about our investment in NCMI and our equity investments.

Net Gain on Investment in NCMI. We recorded a net gain on our investment in NCMI of $1.2 million during the 2024 period compared with $9.2 million during the 2023 period, primarily related to the mark-to-market adjustment of our investment in NCMI under the fair value basis of accounting. See Note 8 to the condensed consolidated financial statements for information about our investment in NCMI.

Income Taxes - Holdings. An income tax benefit of $28.6 million was recorded for the 2024 period compared with income tax expense of $8.4 million for the 2023 period. The effective tax rate was approximately (66.0)% for the 2024 period compared with 6.7% for the 2023 period. During the 2024 period, a deferred tax benefit of $39.5 million was recorded discretely related to the release of valuation allowances in certain foreign jurisdictions. The release of these valuation allowances was the result of the availability of positive evidence related to sustained taxable income in the relevant jurisdictions to support the future realizability of deferred tax assets. This discrete benefit favorably impacted the effective tax rate for the 2024 period, causing the income tax benefit to vary significantly from the tax expense derived by applying the statutory tax rate to the pre-tax income for the period. The effective tax rate for the 2023 period was favorably impacted by the use of certain foreign tax credits for which valuation allowances had been established in prior periods as well as the release of valuation allowances previously recorded against the net deferred tax assets in certain foreign jurisdictions. Income tax provisions for interim periods are generally based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Income Taxes - CUSA. An income tax benefit of $27.9 million was recorded for the 2024 period compared with income tax expense of $6.8 million for the 2023 period. The effective tax rate was approximately (55.0)% for the 2024 period compared with 5.0% for the 2023 period. During the 2024 period, a deferred tax benefit of $39.5 million was recorded discretely related to the release of valuation allowances in certain foreign jurisdictions. The release of these valuation allowances was the result of the availability of positive evidence related to sustained taxable income in the relevant jurisdictions to support the future realizability of deferred tax assets. This discrete benefit favorably impacted the effective tax rate for the 2024 period, causing the income tax benefit to vary significantly from the tax expense derived by applying the statutory tax rate to the pre-tax income for the period. The effective tax rate for the 2023 period was favorably impacted by the use of certain foreign tax credits for which valuation allowances had been established in prior periods as well as the release of valuation allowances previously recorded against the net deferred tax assets in certain foreign jurisdictions. Income tax provisions for interim periods are generally based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Income Taxes - Valuation Allowances

The Company assesses the likelihood that it will be able to recover its deferred tax assets against future sources of taxable income and reduces the carrying amounts of deferred tax assets by recording a valuation allowance, if, based on all available evidence, the Company believes it is more likely than not that all or a portion of such assets will not be realized. There is a possibility that within the next 12 months, sufficient positive evidence may become available to reach a conclusion that a portion of the valuation allowance in the U.S. will no longer be required.

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

Cash provided by operating activities was $162.2 million for Holdings and $164.9 million for CUSA for the six months ended June 30, 2024, compared with cash provided by operating activities of $251.1 million for Holdings and $256.0 million for CUSA for the six months ended June 30, 2023. The decrease in cash provided by operating activities was primarily driven by the timing and level of revenue earned during each period partially offset by the timing of payments to vendors for expenses incurred during each period.

Investing Activities

Investing activities have been principally related to the development and remodel of theatres. New theatre openings and remodels historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $46.4 million and $54.6 million for the six months ended June 30, 2024 and 2023, respectively. The decrease in cash used for investing activities was primarily due to the level of capital expenditures during each period.

Below is a summary of capital expenditures, disaggregated by new and existing theatres, for the six months ended June 30, 2024 and 2023 (in millions):

	Six Months Ended June 30,
	2024	2023
New theatres	$2.8	$2.5
Existing theatres	44.4	52.1
Total capital expenditures	$47.2	$54.6

We operated 502 theatres with 5,708 screens worldwide as of June 30, 2024. Theatres and screens opened and closed during the six months ended June 30, 2024 were as follows:

	January 1, 2024	Built	Closed	June 30, 2024
U.S. (42 states)
Theatres	309	—	(1)	308
Screens	4,324	—	(21)	4,303

International (13 countries)
Theatres	192	2	—	194
Screens	1,395	10	—	1,405

Worldwide
Theatres	501	2	(1)	502
Screens	5,719	10	(21)	5,708

As of June 30, 2024, the following signed commitments were outstanding:

	Theatres (1)	Screens (1)	Estimated Remaining Investment (2)
Remainder of 2024
U.S.	1	7	$12.9
International	—	—	—
Total	1	7	$12.9

Subsequent to 2024
U.S.	2	26	$17.0
International	—	—	—
Total	2	26	$17.0

Total commitments at June 30, 2024	3	33	$29.9
(1)
Based on the expected theatre opening date.
(2)
Approximately $12.9 million is expected to be paid during the remainder of 2024 and $4.3 million, $7.9 million and $4.8 million is expected to be paid during 2025, 2026 and 2027, respectively. The timing of payments is subject to change in the event of construction or other delays.

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

Financing Activities

Cash used for financing activities was $168.1 million and $110.8 million for the six months ended June 30, 2024 and 2023, respectively. The increase in cash used for financing activities was primarily due to the redemption of the remaining 8.75% secured notes during the six months ended June 30, 2024.

Holdings, at the discretion of its board of directors and subject to applicable law, may pay dividends on its common stock. The amount of the dividends to be paid in the future, if any, will depend upon available cash balances, anticipated cash needs, overall financial condition, loan agreement restrictions as discussed below, and future prospects for earnings and cash flows, as well as other relevant factors. As a result of the impact of the COVID-19 pandemic, Holdings’ Board of Directors has suspended the quarterly dividend to shareholders.

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

See Note 7 for a summary of long-term debt outstanding as of June 30, 2024 for Holdings and CUSA.

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

Holders of the 4.50% Convertible Senior Notes may convert their 4.50% Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding May 15, 2025 only under the following circumstances: (1) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Holdings’ common stock and the conversion rate on each such trading day; (2) if Holdings distributes to all or substantially all stockholders (i) rights, options or warrants entitling them to purchase shares at a discount to the recent average trading price of Holdings’ common stock (including due to a stockholder rights plan) or (ii) Holdings’ assets or securities or rights, options or warrants to purchase the same with a per share value exceeding 10% of the trading price of Holdings’ common stock; or (3) upon the occurrence of specified corporate events as described further in the indenture. Beginning May 15, 2025, holders may convert their notes at any time prior to the close of business on the third scheduled trading day immediately preceding the maturity date, or during any calendar quarter (and only during such calendar quarter), if the last reported sale price of Holdings’ common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to $18.66 per share (130% of the initial conversion price of $14.35 per share), on each applicable trading day. Upon conversion of the 4.50% Convertible Senior Notes, Holdings will pay or deliver cash, shares of its common stock or a combination of cash and shares of its common stock, at its election.

The current conversion rate is 69.6767 shares of Holdings’ common stock per one thousand dollars principal amount of the 4.50% Convertible Senior Notes. The conversion rate will be subject to adjustment upon the occurrence of certain events. If a make-whole fundamental change as defined in the indenture occurs prior to the maturity date, Holdings will, in certain circumstances, increase the conversion rate for a holder who elects to convert its notes in connection with such make-whole fundamental change.

The 4.50% Convertible Notes are effectively subordinated to any of Holdings’, or its subsidiaries’, existing and future secured debt to the extent of the value of the assets securing such indebtedness, including obligations under the Credit Agreement. The 4.50% Convertible Notes are structurally subordinated to all existing and future debt and other liabilities, including trade payables, and including CUSA’s 5.25% Senior Notes due 2028 and 5.875% Senior Notes due 2026, or, collectively, CUSA’s senior notes (but excluding all obligations under the Credit Agreement, as defined below, which are guaranteed by Holdings). The 4.50% Convertible Notes rank equally in right of payment with all existing and future unsubordinated debt, including all obligations under the Credit Agreement, which is guaranteed by Holdings, and senior in right of payment to any future debt that is expressly subordinated in right of payment to the 4.50% Convertible Notes. The 4.50% Convertible Notes are not guaranteed by any of Holdings' subsidiaries.

Senior Secured Credit Facility

On May 26, 2023, CUSA amended and restated its senior secured credit facility (the “Credit Agreement”) to provide for an aggregate principal amount of $775.0 million, consisting of a $650.0 million term loan with a maturity date of May 24, 2030 and a $125.0 million revolving credit facility with a maturity date of May 26, 2028. The term loan is subject to a springing maturity date of April 15, 2028 if CUSA’s 5.25% Senior Notes due 2028 have not been paid or refinanced as required under the Credit Agreement prior to such date. The revolving credit facility is subject to springing maturity dates of December 14, 2025 and April 15, 2028 if CUSA’s 5.875% Senior Notes due 2026 and 5.25% Senior Notes due 2028 have not been paid or refinanced as required under the Credit Agreement prior to such dates, as more specifically described in the Credit Agreement.

On May 28, 2024, CUSA amended and restated its senior secured credit facility to reduce the rate at which the term loan bears interest by 0.50% and reset the 101% soft call for another six months (the “2024 Amendment”). See below for additional discussion of interest rates on the term loan, and Note 7 to the condensed consolidated financial statements for additional information on the 2024 Amendment.

Under the Credit Agreement, principal payments of $1.6 million are due on the term loan quarterly through March 31, 2030, with a final principal payment of the remaining unpaid principal due on May 24, 2030.

Pursuant to the 2024 Amendment noted above, interest on the term loan accrues, at CUSA's option, at either (i) a rate determined by reference to the secured overnight financing rate ("SOFR") as published by CME Group Benchmark Administration Limited and identified by Barclay's Bank PLC (the Administrative Agent) as the forward-looking term rate based on SOFR for a period of 1, 3, or 6 months (depending upon the Interest Period (as defined in the Credit Agreement) chosen by CUSA) (the “Term SOFR Rate”), subject to a floor of 0.50% per annum, plus an applicable margin of 3.25% per annum, or (ii) for any day, a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Reserve Bank of New York Rate in effect on such day, plus 1/2 of 1.00% and (c) the Term SOFR Rate for a one month Interest Period, as published two U.S. Government Securities Business Days prior to such day (or if such day is not a U.S. Government Securities Business Day, the immediately preceding U.S. Government Securities Business Day), plus 1.00% (this clause (ii), the "Alternate Base Rate"), subject in the case of this clause (ii) to a floor of 1.50% per annum, plus, in the case of this clause (ii), an applicable margin of 2.25% per annum effective.

Interest on revolving credit loans accrues, at CUSA's option, at either (i) the Term SOFR Rate plus an applicable margin that ranges from 3.00% to 3.50% per annum, or (ii) the Alternate Base Rate, subject, in the case of this clause (ii) to a floor of 1.00% per annum, plus, in the case of this clause (ii), an applicable margin that ranges from 2.00% to 2.50%. The applicable margin with respect to revolving credit loans is a function of the Consolidated Net Senior Secured Leverage Ratio as defined in the Credit Agreement. As of June 30, 2024, the applicable margin was 3.25%, however, there were no borrowings outstanding under the revolving line of credit. In addition, CUSA is required to pay a commitment fee on the revolving line of credit that accrues at a rate ranging from 0.20% to

0.375% per annum of the daily unused portion of the revolving line of credit. The commitment fee rate is a function of the Consolidated Net Senior Secured Leverage Ratio and was 0.25% at June 30, 2024.

CUSA’s obligations under the Credit Agreement are guaranteed by Holdings and certain subsidiaries of Holdings other than CUSA (the “Other Guarantors”) and are secured by security interests in substantially all of CUSA’s, Holdings’ and the Other Guarantors’ personal property.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on the ability of Holdings, CUSA and their subsidiaries to: merge, consolidate, liquidate, or dissolve; sell, transfer or otherwise dispose of assets; create, incur or permit to exist certain indebtedness and liens; pay dividends, repurchase stock and make other Restricted Payments (as defined in the Credit Agreement); prepay certain indebtedness; make investments; enter into transactions with affiliates; and change the nature of their business. At any time that CUSA has revolving credit loans outstanding, it is not permitted to allow the Consolidated Net Senior Secured Leverage Ratio to exceed 3.5 to 1.0. As of June 30, 2024, there were no revolving credit loans outstanding, and CUSA’s Consolidated Net Senior Secured Leverage Ratio was 0.2 to 1.

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

The Restricted Payments covenant, as defined in the Credit Agreement generally does not limit the ability of Holdings and its subsidiaries to pay dividends and make other Restricted Payments if the Consolidated Net Total Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 2.75 to 1.00. If the Consolidated Net Total Leverage Ratio is greater than 2.75 to 1.00, but not greater than 5.00 to 1.00, Restricted Payments generally may be made in an aggregate amount not to exceed the Available Amount (as defined in the Credit Agreement), which is a function of CUSA’s Consolidated EBITDA minus 1.75 times its Consolidated Interest Expense (as such terms are defined in the Credit Agreement) and certain other factors as specified in the Credit Agreement. As of June 30, 2024, the Consolidated Net Total Leverage Ratio was 2.34 to 1.00 and the Available Amount was $654.0 million. In addition, the Credit Agreement contains other baskets that allow certain Restricted Payments in excess of the Applicable Amount.

We have three interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the term loan outstanding. See Note 7 to the condensed consolidated financial statements for discussion of the interest rate swaps.

As of June 30, 2024, there was $641.9 million outstanding under the term loan and no borrowings were outstanding under the $125.0 million revolving line of credit. The average interest rate on outstanding term loan borrowings under the Credit Agreement as of June 30, 2024 was approximately 7.1% per annum, after giving effect to the interest rate swap agreements.

5.875% Senior Notes

On March 16, 2021, CUSA issued $405.0 million aggregate principal amount of 5.875% senior notes due 2026, at par value (the “5.875% Senior Notes”). Interest on the 5.875% Senior Notes is payable on March 15 and September 15 of each year. The 5.875% Senior Notes mature on March 15, 2026.

The 5.875% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of CUSA's subsidiaries that guarantee, assume or become liable with respect to any of CUSA's or a guarantor’s debt. The 5.875% Senior Notes and the guarantees are senior unsecured obligations and rank equally in right of payment with all of CUSA's and its guarantor’s existing and future senior debt and senior in right of payment to all of CUSA’s and its guarantors’ existing and future senior subordinated debt. The 5.875% Senior Notes and the guarantees are effectively subordinated to all of CUSA’s and its guarantor’s existing and future secured debt to the extent of the value of the collateral securing such debt, including all borrowings under CUSA’s Credit Agreement. The 5.875% Senior Notes and the guarantees are structurally subordinated to all existing and future debt and other liabilities of CUSA's subsidiaries that do not guarantee the 5.875% Senior Notes. CUSA may redeem the 5.875% Senior Notes in whole or in part at redemption prices specified in the indenture. See Note 20 to the condensed consolidated financial statements and Recent Developments above for a discussion of the tender offer for the 5.875% Senior Notes completed on July 18, 2024.

5.25% Senior Notes

On June 15, 2021, CUSA issued $765.0 million aggregate principal amount of 5.25% senior notes due 2028, at par value (the “5.25% Senior Notes”). Interest on the 5.25% Senior Notes is payable on January 15 and July 15 of each year. The 5.25% Senior Notes mature on July 15, 2028.

The 5.25% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of CUSA’s subsidiaries that guarantee, assume or become liable with respect to any of CUSA's or a guarantor’s debt. The 5.25% Senior Notes and the guarantees will be CUSA’s and the guarantors’ senior unsecured obligations and (i) rank equally in right of payment to

CUSA’s and the guarantors’ existing and future senior debt, including borrowings under CUSA's Credit Agreement (as defined below) and CUSA’s existing senior notes, (ii) rank senior in right of payment to CUSA’s and the guarantors’ future subordinated debt, (iii) are effectively subordinated to all of CUSA’s and the guarantors’ existing and future secured debt, including all obligations under the Credit Agreement, to the extent of the value of the collateral securing such debt, (iv) are structurally subordinated to all existing and future debt and other liabilities of CUSA’s non-guarantor subsidiaries, and (v) are structurally senior to the 4.50% convertible senior notes due 2025 issued by Holdings.

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

8.75% Secured Notes

On April 20, 2020, CUSA issued $250.0 million 8.75% senior secured notes (the “8.75% Secured Notes”) with a maturity date of May 1, 2025. Interest on the 8.75% Secured Notes was payable on May 1 and November 1 of each year. CUSA could redeem the 8.75% Secured Notes in whole or in part at redemption prices specified in the indenture.

On May 1, 2023, CUSA redeemed $100.0 million in principal amount of the 8.75% Secured Notes plus accrued interest thereon for $106.6 million in cash. Following the redemption, $150.0 million in aggregate principal amount of the 8.75% Secured Notes remained outstanding.

On May 1, 2024, CUSA redeemed the remaining $150.0 million in outstanding principal amount of the 8.75% Secured Notes at par plus accrued interest thereon for $156.6 million in cash. Upon redemption, the indenture governing the 8.75% Secured Notes was fully satisfied and discharged. See Note 7 to the condensed consolidated financial statements for additional information on the redemption.

Borrowing of International Subsidiaries

As of June 30, 2024, one of the Company’s international subsidiaries had a bank loan outstanding of $5.5 million that matures in January 2029. The interest rate on the bank loan outstanding at June 30, 2024 was 4.0%.

Covenant Compliance

The indentures governing the 5.875% Senior Notes and the 5.25% Senior Notes ("the indentures") contain covenants that limit, among other things, the ability of CUSA and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of June 30, 2024, CUSA could have distributed up to approximately $3.7 billion to its parent company and sole stockholder, Holdings, under the terms of the indentures, subject to its available cash and other borrowing restrictions outlined in the indentures. Upon a change of control, as defined in the indentures, CUSA would be required to make an offer to repurchase the 5.875% Senior Notes and the 5.25% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indentures allow CUSA to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of June 30, 2024 was 5.7 to 1.

See discussion of dividend restrictions and the net senior secured leverage ratio under the Credit Agreement at Senior Secured Credit Facility above.

As of June 30, 2024, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The Company currently has variable rate debt. An increase or decrease in interest rates would affect its interest expense related to this variable rate debt. At June 30, 2024, we had an aggregate of $197.4 million of variable rate debt outstanding, after giving effect to the interest rate swaps. Based on the interest rates in effect on the variable rate debt outstanding at June 30, 2024, a 100 basis point increase in market interest rates would increase our annual interest expense by $2.0 million.

The tables below provide information about Holdings' and CUSA’s fixed rate and variable rate long-term debt agreements as of June 30, 2024. The Company has three interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the Company’s term loan debt. See Interest Rate Swap Agreements below. Holdings’ long-term debt agreements include fixed rate and variable rate long-term debt of CUSA, which is guaranteed by Holdings.

Holdings Debt

	Expected Maturity for the Twelve Months Ending June 30,								Average
	(in millions)								Interest
	2025	2026 (2)	2027	2028	2029	Thereafter	Total	Fair Value	Rate
Fixed rate	$—	$865.0	$—	$—	$765.0	$450.0	$2,080.0	$2,318.3	5.5%
Variable rate	7.6	7.5	7.5	7.5	7.6	159.7	197.4	199.1	8.5%
Total debt (1)	$7.6	$872.5	$7.5	$7.5	$772.6	$609.7	$2,277.4	$2,517.4	5.7%
(1)
Amounts are presented before adjusting for debt issuance costs.
(2)
On July 18, 2024, concurrently with the issuance of $500 million 7.0% Senior Notes due 2032, CUSA completed a tender offer to purchase any and all of its 5.875% Senior Notes, of which $345.3 million was tendered at the expiration of the tender offer. See Note 20 to the condensed consolidated financial statements.

CUSA Debt

	Expected Maturity for the Twelve Months Ending June 30,								Average
	(in millions)								Interest
	2025	2026 (2)	2027	2028	2029	Thereafter	Total	Fair Value	Rate
Fixed rate	$—	$405.0	$—	$—	$765.0	$450.0	$1,620.0	$1,589.5	5.7%
Variable rate	7.6	7.5	7.5	7.5	7.6	159.7	197.4	199.1	8.5%
Total debt (1)	$7.6	$412.5	$7.5	$7.5	$772.6	$609.7	$1,817.4	$1,788.6	6.0%
(1)
Amounts are presented before adjusting for debt issuance costs.
(2)
On July 18, 2024, concurrently with the issuance of $500 million 7.0% Senior Notes due 2032, CUSA completed a tender offer to purchase any and all of its 5.875% Senior Notes, of which $345.3 million was tendered at the expiration of the tender offer. See Note 20 to the condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2024, under the supervision and with the participation of Holdings’ and CUSA’s principal executive officer and principal financial officer, Holdings and CUSA carried out an evaluation required by the Exchange Act of the effectiveness of the design and operation of their respective disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, Holdings’ and CUSA’s principal executive officer and principal financial officer concluded that, as of June 30, 2024, each of Holdings’ and CUSA’s respective disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by each of Holdings and CUSA in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to Holdings’ and CUSA’s management, including Holdings’ and CUSA’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in Holdings’ and CUSA’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, Holdings’ and CUSA’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) In the second quarter of 2024, Holdings purchased shares of its common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan
April 1 through April 30	1.35	$18.30	—	—
May 1 through May 31	10.31	$17.37	—	—
June 1 through June 30	0.17	$16.80	—	—
Total	11.83		—	—

(1) Represents shares of Holdings’ common stock (in thousands) repurchased in April, May and June of 2024 to satisfy employee tax-withholding obligations upon vesting in restricted stock and performance stock units. See Note 10 to the condensed consolidated financial statements.

For a description of limitations on the payment of Holdings’ dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Item 5. Other Information

Supplemental Schedules Specified by the Senior Notes Indentures

As required by the indentures governing CUSA’s 5.875% Senior Notes and 5.25% Senior Notes, collectively “the senior notes”, CUSA has included in this filing interim financial information for its subsidiaries that have been designated as unrestricted subsidiaries, as defined by the indentures. As required by these indentures, CUSA has included an unaudited condensed consolidating balance sheet and unaudited condensed consolidating statements of income, comprehensive income and cash flows for CUSA. See Liquidity and Capital Resources at Part I - Item 2 for discussion of the senior notes, including relevant covenants and restrictions. The following supplementary schedules separately identify CUSA’s restricted subsidiaries and unrestricted subsidiaries as required by the indentures.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2024

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$432.8	$122.0	$—	$554.8
Other current assets	412.0	(116.6)	(12.2)	283.2
Total current assets	844.8	5.4	(12.2)	838.0
Theatre properties and equipment, net	1,125.8	—	—	1,125.8
Operating lease right-of-use assets, net	990.2	—	—	990.2
Other long-term assets	1,747.5	289.5	(375.2)	1,661.8
Total assets	$4,708.3	$294.9	$(387.4)	$4,615.8
Liabilities and equity
Current liabilities
Current portion of long-term debt	$7.6	$—	$—	$7.6
Current portion of operating lease obligations	210.5	—	—	210.5
Current portion of finance lease obligations	15.9	—	—	15.9
Current income tax payable	2.3	—	—	2.3
Accounts payable and accrued expenses	548.2	—	(12.2)	536.0
Total current liabilities	784.5	—	(12.2)	772.3
Long-term liabilities
Long-term debt, less current portion	2,048.9	—	(262.2)	1,786.7
Operating lease obligations, less current portion	850.9	—	—	850.9
Finance lease obligations, less current portion	92.2	—	—	92.2
Other long-term liabilities and deferrals	446.0	0.6	—	446.6
Total long-term liabilities	3,438.0	0.6	(262.2)	3,176.4
Commitments and contingencies
Equity	485.8	294.3	(113.0)	667.1
Total liabilities and equity	$4,708.3	$294.9	$(387.4)	$4,615.8

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

SIX MONTHS ENDED JUNE 30, 2024

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Revenue	$1,313.4	$—	$—	$1,313.4
Cost of operations
Theatre operating costs	1,007.0	—	—	1,007.0
General and administrative expenses	102.7	—	—	102.7
Depreciation and amortization	99.2	—	—	99.2
Loss on disposal of assets and other	2.1	—	—	2.1
Total cost of operations	1,211.0	—	—	1,211.0
Operating income	102.4	—	—	102.4
Interest expense	(61.6)	—	1.4	(60.2)
Equity in income of affiliates	0.7	5.6	—	6.3
Interest expense - NCM	(11.1)	—	—	(11.1)
Other income	9.2	5.7	(1.4)	13.5
Total other expense	(62.8)	11.3	—	(51.5)
Income before income taxes	39.6	11.3	—	50.9
Income tax (benefit) expense	(30.2)	2.3	—	(27.9)
Net income	69.8	9.0	—	78.8
Less: Net income attributable to noncontrolling interests	1.3	—	—	1.3
Net income attributable to Cinemark USA, Inc.	$68.5	$9.0	$—	$77.5

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30, 2024

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Net income	$69.8	$9.0	$—	$78.8
Other comprehensive loss, net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	3.8	—	—	3.8
Foreign currency translation adjustments	(22.9)	—	—	(22.9)
Total other comprehensive loss, net of tax	(19.1)	—	—	(19.1)
Total comprehensive income, net of tax	50.7	9.0	—	59.7
Comprehensive income attributable to noncontrolling interests	(1.3)	—	—	(1.3)
Comprehensive income attributable to Cinemark USA, Inc.	$49.4	$9.0	$—	$58.4
Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2024

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Operating activities
Net income	$69.8	$9.0	$—	$78.8
Adjustments to reconcile net income to cash used for operating activities	55.6	(2.8)	—	52.8
Changes in assets and liabilities	34.2	(0.9)	—	33.3
Net cash provided by operating activities	159.6	5.3	—	164.9
Investing activities
Additions to theatre properties and equipment	(47.2)	—	—	(47.2)
Proceeds from sale of assets and other	0.2	—	—	0.2
Proceeds from redemption of common units of NCM	—	0.6	—	0.6
Net cash used for investing activities	(47.0)	0.6	—	(46.4)
Financing activities
Redemption of 8.75% Notes	(150.0)	—	—	(150.0)
Payment of debt issuance costs	(0.8)	—	—	(0.8)
Payment of fees on amendments of senior secured credit facility	(0.3)	—	—	(0.3)
Repayments of long-term debt	(3.9)	—	—	(3.9)
Restricted stock withholdings for payroll taxes	(4.4)	—	—	(4.4)
Payments on finance leases	(7.5)	—	—	(7.5)
Other financing activities	(1.2)	—	—	(1.2)
Net cash used for financing activities	(168.1)	—	—	(168.1)
Effect of exchange rate changes on cash and cash equivalents	(8.0)	—	—	(8.0)
(Decrease) Increase in cash and cash equivalents	(63.5)	5.9	—	(57.6)
Cash and cash equivalents:
Beginning of year	496.3	116.1	—	612.4
End of year	$432.8	$122.0	$—	$554.8

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

Item 6. Exhibits

10.1

Cinemark Holdings, Inc. 2024 Long-Term Incentive Plan dated May 15, 2024 (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed May 20, 2024)..

10.2

First Amendment dated as of May 28, 2024, to the Second Amended and Restated Credit Agreement, dated as of May 26, 2023 among Cinemark Holdings, Inc., Cinemark USA, Inc. the lenders from time to time parties thereto, the other agents and arrangers named therein and Barclay’s Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s and Cinemark USA, Inc’s Current Report on Form 8-K, File No. 001-33401, filed May 30, 2024).

*10.3

Fifth Amendment, dated as of April 26, 2024, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord, and Century Theatres, Inc., as tenant, for Century 25 Union Landing, Union City, CA.

*10.4

Ninth Amendment, dated as of June 5, 2024, to Indenture of Lease, dated as of September 30, 1995, by an between Syufy Enterprises, L.P. as landlord, and Century Theatres, Inc., as tenant, for Cinedome 12, Henderson, NV.

*10.5

Tenth Amendment, dated as of June 13, 2024, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord, and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 14, Folsom, CA.

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
**101

The following material from the combined Cinemark Holdings, Inc. and Cinemark USA, Inc. Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith:

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

CINEMARK HOLDINGS, INC. CINEMARK USA, INC.
Registrants

DATE:	August 2, 2024

/s/ Sean Gamble
Sean Gamble
Chief Executive Officer

/s/ Melissa Thomas
Melissa Thomas
Chief Financial Officer