Form 10-Q
period 2024-09-30
Cinemark Holdings, Inc.; CINEMARK USA INC /TX
filed 2024-10-31
CIK 1385280, 885975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Cinemark Holdings, Inc. Yes ☐ No ☒

Cinemark USA, Inc. Yes ☐ No ☒

As of October 25, 2024, 122,364,524 shares of common stock, $0.001 par value per share, of Cinemark Holdings, Inc. were issued and outstanding.

As of October 25, 2024, 1,500 shares of Class A common stock, $0.01 par value per share, and 182,648 shares of Class B common stock, no par value per share, of Cinemark USA, Inc. were outstanding and held by Cinemark Holdings, Inc.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data, unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$928.3	$849.1
Inventories	29.3	23.3
Accounts receivable	91.4	80.4
Current income tax receivable	39.8	56.7
Prepaid expenses and other	47.5	50.5
Total current assets	1,136.3	1,060.0
Theatre properties and equipment, net	1,121.2	1,161.7
Operating lease right-of-use assets, net	969.6	986.4
Other long-term assets
Goodwill	1,245.5	1,251.0
Intangible assets, net	301.2	302.8
Investment in NCMI	30.8	18.1
Investments in affiliates	29.8	23.6
Long-term deferred tax asset	68.4	7.7
Deferred charges and other assets, net	32.1	25.5
Total other long-term assets	1,707.8	1,628.7
Total assets	$4,934.9	$4,836.8
Liabilities and equity
Current liabilities
Current portion of long-term debt	$463.4	$7.8
Current portion of operating lease obligations	211.9	212.5
Current portion of finance lease obligations	16.4	14.0
Current income tax payable	1.8	4.2
Accounts payable and accrued expenses	463.0	491.8
Total current liabilities	1,156.5	730.3
Long-term liabilities
Long-term debt, less current portion	1,870.4	2,391.3
Operating lease obligations, less current portion	825.7	853.3
Finance lease obligations, less current portion	94.1	73.8
Long-term deferred tax liability	3.8	51.7
Long-term liability for uncertain tax positions	50.4	48.0
NCM screen advertising advances	321.1	328.4
Other long-term liabilities	45.0	41.2
Total long-term liabilities	3,210.5	3,787.7
Equity
Cinemark Holdings, Inc.'s stockholders' equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 128,696,154 shares issued and 122,371,884 shares outstanding at September 30, 2024 and 127,598,774 shares issued and 121,596,206 shares outstanding at December 31, 2023	0.1	0.1
Additional paid-in-capital	1,267.8	1,244.3
Treasury stock, 6,324,270 and 6,002,568 shares, at cost, at September 30, 2024 and December 31, 2023, respectively	(102.7)	(98.3)
Accumulated deficit	(214.0)	(472.4)
Accumulated other comprehensive loss	(392.8)	(363.9)
Total Cinemark Holdings, Inc.'s stockholders' equity	558.4	309.8
Noncontrolling interests	9.5	9.0
Total equity	567.9	318.8
Total liabilities and equity	$4,934.9	$4,836.8

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Admissions	$460.4	$443.8	$1,116.0	$1,233.2
Concession	367.3	339.8	884.4	949.0
Other	94.1	91.2	234.8	245.6
Total revenue	$921.8	$874.8	$2,235.2	$2,427.8
Cost of operations
Film rentals and advertising	265.6	248.2	623.9	692.9
Concession supplies	64.5	63.0	165.1	174.0
Salaries and wages	109.9	107.9	294.1	306.2
Facility lease expense	85.9	84.4	244.7	250.9
Utilities and other	127.0	129.5	332.1	353.5
General and administrative expenses	56.4	48.2	161.0	144.7
Depreciation and amortization	49.1	51.9	148.3	159.6
Impairment of long-lived and other assets	—	2.0	—	12.1
(Gain) loss on disposal of assets and other	(0.1)	(6.1)	2.0	(8.8)
Total cost of operations	758.3	729.0	1,971.2	2,085.1
Operating income	163.5	145.8	264.0	342.7
Other income (expense)
Interest expense	(36.7)	(38.1)	(109.0)	(112.0)
Interest income	14.2	15.3	40.3	40.2
Loss on debt amendments and extinguishments	(3.0)	—	(5.5)	(10.7)
Foreign currency exchange and other related loss	(3.0)	(11.0)	(7.9)	(19.4)
Interest expense - NCM	(5.4)	(5.6)	(16.5)	(17.0)
Equity in income of affiliates	5.0	1.5	11.3	1.2
Net gain on investment in NCMI	11.6	4.7	12.8	13.9
Total other expense	(17.3)	(33.2)	(74.5)	(103.8)
Income before income taxes	146.2	112.6	189.5	238.9
Income tax (benefit) expense	(42.7)	21.4	(71.3)	29.8
Net income	$188.9	$91.2	$260.8	$209.1
Less: Net income attributable to noncontrolling interests	1.1	1.0	2.4	2.9
Net income attributable to Cinemark Holdings, Inc.	$187.8	$90.2	$258.4	$206.2

Weighted average shares outstanding
Basic	120.0	119.2	119.8	119.0
Diluted	158.2	152.0	153.7	151.8
Income per share attributable to Cinemark Holdings, Inc.'s common stockholders
Basic	$1.54	$0.74	$2.11	$1.70
Diluted	$1.19	$0.61	$1.73	$1.43

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$188.9	$91.2	$260.8	$209.1
Other comprehensive income (loss), net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	(7.8)	(1.8)	(4.0)	(2.6)
Foreign currency translation adjustments	8.5	(12.6)	(14.4)	(0.4)
Total other comprehensive income (loss), net of tax	$0.7	$(14.4)	$(18.4)	$(3.0)
Total comprehensive income, net of tax	189.6	76.8	242.4	206.1
Comprehensive income attributable to noncontrolling interests	(1.1)	(1.0)	(2.4)	(2.9)
Comprehensive income attributable to Cinemark Holdings, Inc.	$188.5	$75.8	$240.0	$203.2

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, unaudited)

							Total
						Accumulated	Cinemark
	Common Stock			Additional		Other	Holdings, Inc.'s
	Shares		Treasury	Paid-in-	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Total
	Issued	Amount	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2024	127.6	$0.1	$(98.3)	$1,244.3	$(472.4)	$(363.9)	$309.8	$9.0	$318.8
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the three months ended March 31, 2024	—	—	(4.2)	—	—	—	(4.2)	—	(4.2)
Issuance of stock upon vesting of performance stock units	0.1	—	—	—	—	—	—	—	—
Issuance of share-based awards and share-based awards compensation expense	0.9	—	—	6.4	—	—	6.4	—	6.4
Net income	—	—	—	—	24.8	—	24.8	0.5	25.3
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(0.5)	(0.5)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	(3.1)	(3.1)	—	(3.1)
Other comprehensive loss	—	—	—	—	—	(7.3)	(7.3)	—	(7.3)
Balance at March 31, 2024	128.6	$0.1	(102.5)	$1,250.7	$(447.6)	$(374.3)	$326.4	$9.0	$335.4
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the three months ended June 30, 2024	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)
Issuance of share-based awards and share-based awards compensation expense	0.1	—	—	9.3	—	—	9.3	—	9.3
Net income	—	—	—	—	45.8	—	45.8	0.8	46.6
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(0.6)	(0.6)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	(3.7)	(3.7)	—	(3.7)
Other comprehensive loss	—	—	—	—	—	(11.8)	(11.8)	—	(11.8)
Balance at June 30, 2024	128.7	$0.1	$(102.7)	$1,260.0	$(401.8)	$(389.8)	$365.8	$9.2	$375.0
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the three months ended September 30, 2024	—	—	—	—	—	—	—	—	—
Issuance of share-based awards and share-based awards compensation expense	—	—	—	7.8	—	—	7.8	—	7.8
Net income	—	—	—	—	187.8	—	187.8	1.1	188.9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(0.8)	(0.8)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	(3.7)	(3.7)	—	(3.7)
Other comprehensive loss	—	—	—	—	—	0.7	0.7	—	0.7
Balance at September 30, 2024	128.7	$0.1	$(102.7)	$1,267.8	$(214.0)	$(392.8)	$558.4	$9.5	$567.9

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY, CONTINUED

(in millions, unaudited)

							Total
						Accumulated	Cinemark
	Common Stock			Additional		Other	Holdings, Inc's
	Shares		Treasury	Paid-in-	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Total
	Issued	Amount	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2023	126.1	$0.1	$(95.4)	$1,219.3	$(660.6)	$(353.2)	$110.2	$9.3	$119.5
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the three months ended March 31, 2023	—	—	(2.1)	—	—	—	(2.1)	—	(2.1)
Issuance of stock upon vesting of performance stock units	0.1	—	—	—	—	—	—	—	—
Issuance of share-based awards and share-based awards compensation expense	1.3	—	—	5.7	—	—	5.7	—	5.7
Net (loss) income	—	—	—	—	(3.1)	—	(3.1)	0.6	(2.5)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	(1.5)	(1.5)	—	(1.5)
Other comprehensive income	—	—	—	—	—	4.7	4.7	—	4.7
Balance at March 31, 2023	127.5	$0.1	(97.5)	$1,225.0	$(663.7)	$(350.0)	$113.9	$9.9	$123.8
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the three months ended June 30, 2023	—	—	(0.3)	—	—	—	(0.3)	—	(0.3)
Issuance of share-based awards and share-based awards compensation expense	0.1	—	—	6.8	—	—	6.8	—	6.8
Net income	—	—	—	—	119.1	—	119.1	1.3	120.4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1.1)	(1.1)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	(1.5)	(1.5)	—	(1.5)
Other comprehensive income	—	—	—	—	—	6.7	6.7	—	6.7
Balance at June 30, 2023	127.6	$0.1	$(97.8)	$1,231.8	$(544.6)	$(344.8)	$244.7	$10.1	$254.8
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the three months ended September 30, 2023	—	—	(0.1)	—	—	—	(0.1)	—	(0.1)
Issuance of share-based awards and share-based awards compensation expense	—	—	—	6.4	—	—	6.4	—	6.4
Net income	—	—	—	—	90.2	—	90.2	1.0	91.2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1.3)	(1.3)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	(1.5)	(1.5)	—	(1.5)
Other comprehensive loss	—	—	—	—	—	(14.4)	(14.4)	—	(14.4)
Balance at September 30, 2023	127.6	$0.1	$(97.9)	$1,238.2	$(454.4)	$(360.7)	$325.3	$9.8	$335.1

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income	$260.8	$209.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	146.7	158.0
Amortization of intangible and other assets	1.6	1.6
Loss on debt amendments and extinguishments	5.5	10.7
Amortization of original issue discount and debt issuance costs	6.9	7.7
Interest accrued on NCM screen advertising advances	16.5	17.0
Amortization of NCM screen advertising advances and other deferred revenue	(24.3)	(24.3)
Amortization of accumulated gains for amended swap agreements	(10.5)	(4.6)
Impairment of long-lived and other assets	—	12.1
Share-based awards compensation expense	24.1	18.9
Loss (gain) on disposal of assets and other	2.0	(8.8)
Net gains on investment in NCMI	(12.8)	(13.9)
Non-cash rent expense	(10.2)	(13.2)
Equity in income of affiliates	(11.3)	(1.2)
Deferred income tax (benefit) expense	(104.1)	16.0
Distributions from equity investees	5.1	3.2
Changes in assets and liabilities and other	(26.4)	(52.5)
Net cash provided by operating activities	269.6	335.8

Investing activities
Additions to theatre properties and equipment	(90.2)	(89.7)
Proceeds from sale of theatre properties and equipment and other	0.5	14.8
Proceeds from redemption of common units of NCM	0.6	—
Net cash used for investing activities	(89.1)	(74.9)

Financing activities
Proceeds from amendment of senior secured credit facility	—	640.2
Repayment of term loan upon amendment of senior secured credit facility	—	(624.9)
Proceeds from issuance of 7.00% Senior Notes	500.0	—
Redemption of 8.75% Secured Notes	(150.0)	(102.2)
Repayment of 5.875% Senior Notes	(405.0)	—
Payment of debt issuance costs	(9.5)	(7.5)
Payment of fees to amend senior secured credit facility and satisfy and discharge the 5.875% Senior Notes	(1.3)	(2.6)
Other repayments of long-term debt	(11.0)	(8.6)
Restricted stock withholdings for payroll taxes	(4.4)	(2.5)
Payments on finance leases	(11.4)	(10.7)
Other financing activities	(2.1)	0.8
Net cash used for financing activities	(94.7)	(118.0)

Effect of exchange rate changes on cash and cash equivalents	(6.6)	(11.5)

Increase in cash and cash equivalents	79.2	131.4

Cash and cash equivalents:
Beginning of period	849.1	674.5
End of period	$928.3	$805.9

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.
* * * * * * * *

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data, unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$701.5	$612.4
Inventories	29.3	23.3
Accounts receivable	90.5	78.2
Current income tax receivable	38.8	56.1
Prepaid expenses and other	47.5	50.5
Accounts receivable from parent	65.8	58.6
Total current assets	973.4	879.1
Theatre properties and equipment, net	1,121.2	1,161.7
Operating lease right-of-use assets, net	969.6	986.4
Other long-term assets
Goodwill	1,245.5	1,251.0
Intangible assets, net	301.2	302.8
Investment in NCMI	30.8	18.1
Investments in affiliates	29.8	23.6
Long-term deferred tax asset	65.3	7.7
Deferred charges and other assets, net	32.1	25.5
Total other long-term assets	1,704.7	1,628.7
Total assets	$4,768.9	$4,655.9
Liabilities and equity
Current liabilities
Current portion of long-term debt	$6.4	$7.8
Current portion of operating lease obligations	211.9	212.5
Current portion of finance lease obligations	16.4	14.0
Current income tax payable	1.8	4.2
Accounts payable and accrued expenses	459.4	483.9
Total current liabilities	695.9	722.4
Long-term liabilities
Long-term debt, less current portion	1,870.4	1,936.8
Operating lease obligations, less current portion	825.7	853.3
Finance lease obligations, less current portion	94.1	73.8
Long-term deferred tax liability	5.7	51.7
Long-term liability for uncertain tax positions	50.4	48.0
NCM screen advertising advances	321.1	328.4
Other long-term liabilities	45.0	41.2
Total long-term liabilities	3,212.4	3,333.2
Equity
Cinemark USA, Inc.'s stockholder's equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49.5	49.5
Treasury stock, 57,245 Class B shares at cost	(24.2)	(24.2)
Additional paid-in-capital	1,525.8	1,503.3
Accumulated deficit	(304.4)	(570.6)
Accumulated other comprehensive loss	(395.6)	(366.7)
Total Cinemark USA, Inc.'s stockholder's equity	851.1	591.3
Noncontrolling interests	9.5	9.0
Total equity	860.6	600.3
Total liabilities and equity	$4,768.9	$4,655.9

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Admissions	$460.4	$443.8	$1,116.0	$1,233.2
Concession	367.3	339.8	884.4	949.0
Other	94.1	91.2	234.8	245.6
Total revenue	$921.8	$874.8	$2,235.2	$2,427.8
Cost of operations
Film rentals and advertising	265.6	248.2	623.9	692.9
Concession supplies	64.5	63.0	165.1	174.0
Salaries and wages	109.9	107.9	294.1	306.2
Facility lease expense	85.9	84.4	244.7	250.9
Utilities and other	127.0	129.5	332.1	353.5
General and administrative expenses	55.5	47.5	158.2	142.2
Depreciation and amortization	49.1	51.9	148.3	159.6
Impairment of long-lived and other assets	—	2.0	—	12.1
(Gain) loss on disposal of assets and other	(0.1)	(6.1)	2.0	(8.8)
Total cost of operations	757.4	728.3	1,968.4	2,082.6
Operating income	164.4	146.5	266.8	345.2
Other income (expense)
Interest expense	(30.6)	(32.1)	(90.8)	(93.9)
Interest income	11.1	12.2	30.8	31.5
Loss on debt amendments and extinguishments	(3.0)	—	(5.5)	(10.7)
Foreign currency exchange and other related loss	(3.0)	(11.0)	(7.9)	(19.4)
Interest expense - NCM	(5.4)	(5.6)	(16.5)	(17.0)
Equity in income of affiliates	5.0	1.5	11.3	1.2
Net gain on investment in NCMI	11.6	4.7	12.8	13.9
Total other expense	(14.3)	(30.3)	(65.8)	(94.4)
Income before income taxes	150.1	116.2	201.0	250.8
Income tax (benefit) expense	(39.7)	17.4	(67.6)	24.2
Net income	$189.8	$98.8	$268.6	$226.6
Less: Net income attributable to noncontrolling interests	1.1	1.0	2.4	2.9
Net income attributable to Cinemark USA, Inc.	$188.7	$97.8	$266.2	$223.7
The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$189.8	$98.8	$268.6	$226.6
Other comprehensive income (loss), net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	(7.8)	(1.8)	(4.0)	(2.6)
Foreign currency translation adjustments	8.5	(12.6)	(14.4)	(0.4)
Total other comprehensive income (loss), net of tax	$0.7	$(14.4)	$(18.4)	$(3.0)
Total comprehensive income, net of tax	190.5	84.4	250.2	223.6
Comprehensive income attributable to noncontrolling interests	(1.1)	(1.0)	(2.4)	(2.9)
Comprehensive income attributable to Cinemark USA, Inc.	$189.4	$83.4	$247.8	$220.7

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, unaudited)

									Total
	Class A		Class B					Accumulated	Cinemark
	Common Stock		Common Stock			Additional		Other	USA, Inc's
	Shares		Shares		Treasury	Paid-in-	Accumulated	Comprehensive	Stockholder's	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2024	—	$—	0.2	$49.5	$(24.2)	$1,503.3	$(570.6)	$(366.7)	$591.3	$9.0	$600.3
Share-based awards compensation expense	—	—	—	—	—	6.0	—	—	6.0	—	6.0
Net income	—	—	—	—	—	—	27.4	—	27.4	0.5	27.9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	—	—	(3.1)	(3.1)	—	(3.1)
Other comprehensive loss	—	—	—	—	—	—	—	(7.3)	(7.3)	—	(7.3)
Balance at March 31, 2024	—	$—	0.2	$49.5	$(24.2)	$1,509.3	$(543.2)	$(377.1)	$614.3	$9.0	$623.3
Share-based awards compensation expense	—	—	—	—	—	9.0	—	—	9.0	—	9.0
Net income	—	—	—	—	—	—	50.1	—	50.1	0.8	50.9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(0.6)	(0.6)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	—	—	(3.7)	(3.7)	—	(3.7)
Other comprehensive loss	—	—	—	—	—	—	—	(11.8)	(11.8)	—	(11.8)
Balance at June 30, 2024	—	$—	0.2	$49.5	$(24.2)	$1,518.3	$(493.1)	$(392.6)	$657.9	$9.2	$667.1
Share-based awards compensation expense	—	—	—	—	—	7.5	—	—	7.5	—	7.5
Net income	—	—	—	—	—	—	188.7	—	188.7	1.1	189.8
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(0.8)	(0.8)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	—	—	(3.7)	(3.7)	—	(3.7)
Other comprehensive loss	—	—	—	—	—	—	—	0.7	0.7	—	0.7
Balance at September 30, 2024	—	$—	0.2	$49.5	$(24.2)	$1,525.8	$(304.4)	$(395.6)	$851.1	$9.5	$860.6

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY, CONTINUED

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

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income	$268.6	$226.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	146.7	158.0
Amortization of intangible and other assets	1.6	1.6
Loss on debt amendments and extinguishments	5.5	10.7
Amortization of original issue discount and debt issuance costs	4.3	5.1
Interest accrued on NCM screen advertising advances	16.5	17.0
Amortization of NCM screen advertising advances and other deferred revenue	(24.3)	(24.3)
Amortization of accumulated gains for amended swap agreements	(10.5)	(4.6)
Impairment of long-lived and other assets	—	12.1
Share-based awards compensation expense	23.1	18.0
Loss (gain) on disposal of assets and other	2.0	(8.8)
Net gains on investment in NCMI	(12.8)	(13.9)
Non-cash rent expense	(10.2)	(13.2)
Equity in income of affiliates	(11.3)	(1.2)
Deferred income tax (benefit) expense	(99.1)	12.3
Distributions from equity investees	5.1	3.2
Changes in assets and liabilities and other	(25.7)	(50.7)
Net cash provided by operating activities	279.5	347.9

Investing activities
Additions to theatre properties and equipment	(90.2)	(89.7)
Proceeds from sale of theatre properties and equipment and other	0.5	14.8
Proceeds from redemption of common units of NCM	0.6	—
Net cash used for investing activities	(89.1)	(74.9)

Financing activities
Proceeds from amendment of senior secured credit facility	—	640.2
Repayment of term loan upon amendment of senior secured facility	—	(624.9)
Proceeds from issuance of 7.00% Senior Notes	500.0	—
Redemption of 8.75% Secured Notes	(150.0)	(102.2)
Repayment of 5.875% Senior Notes	(405.0)	—
Payment of debt issuance costs	(9.5)	(7.5)
Payment of fees to amend senior secured credit facility and satisfy and discharge the 5.875% Senior Notes	(1.3)	(2.6)
Repayments of long-term debt	(11.0)	(8.6)
Restricted stock withholdings for payroll taxes	(4.4)	(2.5)
Payments on finance leases	(11.4)	(10.7)
Other financing activities	(2.1)	0.8
Net cash used for financing activities	(94.7)	(118.0)

Effect of exchange rate changes on cash and cash equivalents	(6.6)	(11.5)

Increase in cash and cash equivalents	89.1	143.5

Cash and cash equivalents:
Beginning of period	612.4	427.3
End of period	$701.5	$570.8

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

The condensed consolidated balance sheets of Holdings and CUSA for the year ended December 31, 2023 reflect the reclassification of the $7.7 long-term deferred tax asset from “Deferred charges and other assets, net” to “Long-term deferred tax asset” to conform to the current period presentation.

These condensed consolidated financial statements of Holdings and CUSA should be read in conjunction with the audited annual consolidated financial statements of Holdings and CUSA and the notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 16, 2024. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be achieved for the full year.

2.
New Accounting Pronouncements

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The purpose of ASU 2023-07 is to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses to enable investors to better understand an entity’s overall performance and assess potential future cash flows. In addition, the amendments of ASU 2023-07 enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of the additional disclosure requirements of ASU 2023-07 will not have a significant impact on the Company’s financial statement disclosures.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

3.
Lease Accounting

The following table represents the Company’s aggregate lease costs, by lease classification, for the periods presented.

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Lease Cost	Classification	2024	2023	2024	2023
Operating lease costs
Equipment (1)	Utilities and other, General and administrative	$1.2	$0.7	$2.8	$3.4
Real Estate (1)	Facility lease expense	87.9	88.5	252.5	261.4
Total operating lease costs		$89.1	$89.2	$255.3	$264.8

Finance lease costs
Amortization of leased assets	Depreciation and amortization	$3.5	$3.0	$10.0	$9.0
Interest on lease liabilities	Interest expense	1.3	1.2	4.2	3.7
Total finance lease costs		$4.8	$4.2	$14.2	$12.7
(1)
Includes short-term lease payments, variable lease payments and office and equipment lease payments reflected in general and administrative expense as set forth in the following table for the periods presented:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Lease Cost	Classification	2024	2023	2024	2023
Operating lease costs
Equipment - Short-term and variable lease payments	Utilities and other	$1.1	$0.5	$2.5	$3.0
Real Estate - Variable lease payments (1)	Facility lease expense	$20.4	$18.2	$49.1	$51.0
Office and equipment leases	General and administrative	$0.5	$0.4	$1.1	$1.0

(1) Represents lease payments that are based on a change in index, such as CPI or inflation, variable payments based on revenue or attendance and variable common area maintenance costs.

The following table represents the minimum cash lease payments as included in the measurement of lease liabilities and the non-cash addition of lease right-of-use assets for the periods presented.

	Nine Months Ended
	September 30,
Other Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Cash outflows for operating leases	$203.7	$210.7
Cash outflows for finance leases - operating activities	$4.2	$3.7
Cash outflows for finance leases - financing activities	$11.4	$10.7
Non-cash amount of right-of-use assets obtained in exchange for:
Operating lease liability additions, net	$135.6	$73.3
Finance lease liability additions, net	$34.2	$—

As of September 30, 2024, the Company had signed lease agreements with total non-cancelable lease payments of approximately $21.6 related to theatre leases that had not yet commenced. The timing of lease commencement is dependent on the completion of construction of the related theatre facility. Additionally, these amounts are based on estimated square footage and costs to construct each facility and may be subject to adjustment upon final completion of each construction project. In accordance with ASC Topic 842, Leases, fixed minimum lease payments related to these theatres are not included in the right-of-use assets and lease liabilities as of September 30, 2024.

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

The Company sells gift cards, and prepaid and discount ticket vouchers, the proceeds from which are recorded as deferred revenue. Deferred revenue for gift cards and ticket vouchers is recognized when they are redeemed for movie tickets and the movie showtime has passed. The Company generally records breakage revenue on unredeemed gift cards and ticket vouchers based on redemption activity and historical experience associated with unused balances.

The Company offers a subscription program in the U.S. whereby patrons can pay a monthly or annual fee to receive a monthly credit for use towards a future movie ticket purchase. The Company also offers subscription fee programs in several of its international locations where customers can pay a monthly or annual fee to receive benefits such as a free monthly ticket. The Company records subscription program fees as deferred revenue and records admissions revenue when the showtime for a movie ticket purchased with a credit has passed. The Company records breakage revenue for unused credits based upon redemption of subscription credits and historical experience with unused credits.

The Company has loyalty programs in the U.S. and many of its international locations that either have a prepaid annual fee or award points to customers as purchases are made. For those loyalty programs that have a prepaid annual fee, the Company recognizes the fee collected as other revenue on a straight-line basis over the annual membership period. For those loyalty programs that award points to customers based on their purchases, the Company records a portion of the original transaction proceeds as deferred revenue based on the number of reward points issued to customers and recognizes the deferred revenue when the customer redeems such points. The value of loyalty points issued is based on the estimated fair value of the rewards offered. The Company records breakage revenue for unredeemed loyalty points based upon redemption of loyalty points and historical experience with unused points.

Accounts receivable as of September 30, 2024 and December 31, 2023 included approximately $34.7 and $31.6, respectively, of receivables related to contracts with customers. The Company did not record any assets related to the costs to obtain or fulfill a contract with customers during the nine months ended September 30, 2024.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Disaggregation of Revenue

The following tables present revenue for the periods indicated, disaggregated based on major type of good or service and by reportable operating segment.

	Three Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2024
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Admissions revenue	$375.2	$85.2	$460.4	$894.4	$221.6	$1,116.0
Concession revenue	299.6	67.7	367.3	709.6	174.8	884.4
Screen advertising, screen rental and promotional revenue (2)	24.4	15.3	39.7	67.7	38.7	106.4
Other revenue	42.2	12.2	54.4	98.7	29.7	128.4
Total revenue	$741.4	$180.4	$921.8	$1,770.4	$464.8	$2,235.2

	Three Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2023
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Admissions revenue	$350.4	$93.4	$443.8	$968.5	$264.7	$1,233.2
Concession revenue	268.0	71.8	339.8	751.1	197.9	949.0
Screen advertising, screen rental and promotional revenue (2)	23.0	16.2	39.2	69.5	39.0	108.5
Other revenue	41.1	10.9	52.0	107.4	29.7	137.1
Total revenue	$682.5	$192.3	$874.8	$1,896.5	$531.3	$2,427.8
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

	Three Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2024
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$714.6	$159.5	$874.1	$1,696.1	$417.1	$2,113.2
Goods and services transferred over time (2)	26.8	20.9	47.7	74.3	47.7	122.0
Total	$741.4	$180.4	$921.8	$1,770.4	$464.8	$2,235.2

	Three Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2023
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$657.4	$173.8	$831.2	$1,819.9	$485.8	$2,305.7
Goods and services transferred over time (2)	25.1	18.5	43.6	76.6	45.5	122.1
Total	$682.5	$192.3	$874.8	$1,896.5	$531.3	$2,427.8
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
Amount includes amortization of NCM screen advertising advances. See Screen Advertising Advances and Other Deferred Revenue below.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Screen Advertising Advances and Other Deferred Revenue

The following table presents changes in the Company’s deferred revenue for the nine months ended September 30, 2024.

	NCM screen advertising advances (1)	Other deferred revenue (2)
Balance at January 1, 2024	$328.4	$221.6
Amounts recognized as accounts receivable	—	15.9
Cash received from customers in advance	—	235.4
Common units received from NCM (see Note 8)	0.5	—
Interest accrued related to significant financing component	16.5	—
Revenue recognized during period	(24.3)	(245.2)
Foreign currency translation adjustments	—	(1.9)
Balance at September 30, 2024	$321.1	$225.8
(1)
See Note 8 for the remaining maturity of NCM screen advertising advances as of September 30, 2024.
(2)
Includes liabilities associated with outstanding gift cards and ticket vouchers, points, credits or rebates outstanding under the Company’s loyalty and subscription programs and revenue not yet recognized for screen advertising and other promotional activities. Amounts are classified as accounts payable and accrued expenses or other long-term liabilities on the condensed consolidated balance sheet.

The table below summarizes the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of September 30, 2024 and when the Company expects to recognize this revenue.

	Twelve Months Ended September 30,
Remaining Performance Obligations	2025	2026	Thereafter	Total
Other deferred revenue	$200.2	$25.6	$—	$225.8

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

5.
Earnings Per Share

The following table presents computations of basic and diluted earnings per share for Holdings:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to Cinemark Holdings, Inc.	$187.8	$90.2	$258.4	$206.2
Income allocated to participating share-based awards (1)	(3.6)	(1.8)	(5.0)	(3.6)
Basic net income attributable to common stockholders	$184.2	$88.4	$253.4	$202.6
Add: Interest expense on convertible notes, net of tax	3.9	4.4	12.3	14.0
Diluted net income attributable to common stockholders	$188.1	$92.8	$265.7	$216.6

Denominator:
Basic weighted average shares outstanding	120.0	119.2	119.8	119.0
Common equivalent shares for performance stock units	2.0	0.8	1.9	0.8
Common equivalent shares for convertible notes	32.0	32.0	32.0	32.0
Common equivalent shares for warrants (2)	4.2	—	—	—
Diluted weighted average shares outstanding	158.2	152.0	153.7	151.8

Basic earnings per share attributable to common stockholders	$1.54	$0.74	$2.11	$1.70
Diluted earnings per share attributable to common stockholders	$1.19	$0.61	$1.73	$1.43
(1)
For the three months ended September 30, 2024 and 2023, a weighted average of approximately 2.38 shares and 2.42 shares of restricted stock, respectively, were considered participating securities. For the nine months ended September 30, 2024 and 2023, a weighted average of approximately 2.38 shares and 2.14 shares of restricted stock, respectively, were considered participating securities.
(2)
For the three months ended September 30, 2023 and the nine months ended September 30, 2024 and 2023, diluted earnings per share excludes the warrants, as they would be anti-dilutive.

Share-based awards

Holdings considers its unvested restricted stock awards, which contain non-forfeitable rights to dividends, participating securities and includes such participating securities in its computation of earnings per share pursuant to the two-class method. Basic earnings per share for the two classes of stock (common stock and unvested restricted stock) is calculated by dividing net income by the weighted average number of shares of common stock and unvested restricted stock outstanding during the reporting period. Diluted earnings per share is calculated using the weighted average number of shares of common stock plus the potentially dilutive effect of common equivalent shares outstanding determined under both the two-class method and the treasury stock method. For the three and nine months ended September 30, 2024 and 2023, diluted earnings per share using the treasury stock method was less dilutive than the two-class method; as such, only the two-class method has been included above.

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

The closing price of Holdings' common stock exceeded $18.66 per share (130% of the initial conversion price of $14.35 per share) during at least 20 of the last 30 trading days of the quarter ended September 30, 2024 and, therefore, the 4.50% Convertible Senior Notes will be convertible during the fourth quarter of 2024. The if-converted value of the 4.50% Convertible Senior Notes, based on the weighted average closing price of Holdings common stock for the nine months ended September 30, 2024, exceeded the aggregate outstanding principal value of the notes by $168.2 as of September 30, 2024.

Holdings entered into hedge transactions with counterparties in connection with the issuance of the 4.50% Convertible Senior Notes. The convertible note hedge transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

4.50% Convertible Senior Notes, the number of shares of Holdings' common stock underlying the 4.50% Convertible Notes, which initially gives Holdings the option to purchase approximately 32.0 shares of its common stock at a price of approximately $14.35 per share. Concurrently with entering into the convertible note hedge transactions, Holdings also entered into warrant transactions with each option counterparty whereby Holdings sold to such option counterparty warrants to purchase, subject to customary anti-dilution adjustments, up to the same number of shares of Holdings' common stock, which initially gives the option counterparties the option to purchase approximately 32.0 shares at a price of approximately $22.08 per share. The economic effect of these transactions is to effectively raise the strike price of the 4.50% Convertible Senior Notes to approximately $22.08 per share of Holdings’ common stock. The warrants expire 1/80th per trading day between November 15, 2025 and March 12, 2026.

6.
Sale of Subsidiary

During December 2022, the Company entered into a purchase and sale agreement for the sale of the stock of its Ecuador subsidiary and completed the sale in September 2023. The sale of the Ecuador subsidiary did not qualify as discontinued operations since it did not represent a strategic shift in the Company’s operations that will have a major effect on its results and operations. The following table summarizes total revenue and operating income for the Ecuador subsidiary for the three and nine months ended September 30, 2023.

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Total revenue	$3.9	$13.5
Operating income	$0.5	$2.0

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

7.
Long-Term Debt

Long-term debt of Holdings and CUSA consisted of the following for the periods presented:

	September 30,	December 31,
	2024	2023
Cinemark Holdings, Inc. 4.50% convertible senior notes due August 2025	$460.0	$460.0
Cinemark USA, Inc. term loan due May 2030	640.3	645.1
Cinemark USA, Inc. 8.75% senior secured notes due May 2025	—	150.0
Cinemark USA, Inc. 5.875% senior notes due March 2026	—	405.0
Cinemark USA, Inc. 5.25% senior notes due July 2028	765.0	765.0
Cinemark USA, Inc. 7.00% senior notes due August 2032	500.0	—
Other	—	7.0
Total long-term debt carrying value (1)	$2,365.3	$2,432.1
Less: Current portion, net of unamortized debt issuance costs	463.4	7.8
Less: Debt issuance costs and original issue discount, net of accumulated amortization (1)	31.5	33.0
Long-term debt, less current portion, net of unamortized debt issuance costs and original issue discount (1)	$1,870.4	$2,391.3
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

	September 30,	December 31,
	2024	2023
Total long-term debt carrying value	$1,905.3	$1,972.1
Less: Current portion	6.4	7.8
Less: Debt issuance costs and original issue discount, net of accumulated amortization	28.5	27.5
Long-term debt, less current portion, net of unamortized debt issuance costs and original issue discount	$1,870.4	$1,936.8

4.50% Convertible Senior Notes

As further discussed in Note 14 to the Company’s consolidated financial statements for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed on February 16, 2024, prior to May 15, 2025, holders of the 4.50% Convertible Senior Notes may convert their notes during any calendar quarter (and only during such calendar quarter), if the last reported sale price of Holdings’ common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to $18.66 per share (130% of the initial conversion price of $14.35 per share), on each applicable trading day. The closing price of Holdings' common stock exceeded $18.66 per share (130% of the initial conversion price of $14.35 per share) during at least 20 of the last 30 trading days of the quarter ended September 30, 2024 and, therefore, the 4.50% Convertible Senior Notes will be convertible during the fourth quarter of 2024.

Senior Secured Credit Facility

On May 28, 2024, CUSA amended and restated its senior secured credit facility (the “Credit Agreement”) to reduce the rate at which the term loan bears interest by 0.50% and reset the 101% soft call for another six months. CUSA incurred a total of approximately $1.0 in debt issuance costs in connection with the amendment, which are reflected in the condensed consolidated financial statements as follows: (i) $0.8 in debt issuance costs were capitalized and are reflected as a reduction of “Long-term debt, less current portion” on the Company’s condensed consolidated balance sheet; and (ii) $0.2 of legal and other fees are included in “Loss on debt amendments and extinguishments” in the Company’s condensed consolidated statement of income for the nine months ended September 30, 2024. As a result of the amendment, CUSA also wrote-off $1.3 of unamortized debt issuance costs and original issue discount associated with exiting lenders of the amended Credit Agreement, which is reflected in “Loss on debt amendments and extinguishments” in the Company’s condensed consolidated statement of income for the nine months ended September 30, 2024.

As of September 30, 2024, there was $640.3 outstanding under the term loan and no borrowings were outstanding under the revolving credit line. Under the Credit Agreement, principal payments of $1.6 are due on the term loan quarterly through March 31, 2030, with a final principal payment of the remaining unpaid principal due on May 24, 2030. The average interest rate on outstanding

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

term loan borrowings under the Credit Agreement as of September 30, 2024 was approximately 6.9% per annum, after giving effect to the interest rate swap agreements discussed below.

8.75% Secured Notes

On May 1, 2024, CUSA redeemed the remaining $150.0 in outstanding principal amount of the 8.75% Secured Notes, at par, plus accrued interest thereon for $156.6 in cash. As a result of the redemption, the indenture governing the 8.75% Secured Notes was fully satisfied and discharged. CUSA recognized a loss on extinguishment of debt of $1.0 related to the write-off of unamortized debt issuance costs, which is reflected in “Loss on debt amendments and extinguishments” in the Company’s condensed consolidated statement of income for the nine months ended September 30, 2024. For additional discussion of the 8.75% Secured Notes, see Note 14 to the Company’s consolidated financial statements for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed on February 16, 2024.

7.00% Senior Notes

On July 18, 2024, CUSA issued $500.0 7.00% senior unsecured notes, at par (the “7.00% Senior Notes”). The notes will mature on August 1, 2032. Interest on the 7.00% Senior Notes will be payable on February 1 and August 1 of each year, beginning on February 1, 2025. CUSA incurred debt issuance costs of approximately $8.7 in connection with the issuance, which were recorded as a reduction of long-term debt on the Company’s consolidated balance sheet. Proceeds, net of fees, were used to repay CUSA’s 5.875% $405.0 aggregate principal amount of Senior Notes due March 2026 (the “5.875% Senior Notes”), as discussed below under 5.875% Secured Notes. The remainder of the net proceeds will be used for general corporate purposes.

The notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of CUSA’s subsidiaries, or its guarantors, that guarantee, assume or in any other manner become liable with respect to any of CUSA’s or its guarantors’ other debt. If CUSA cannot make payments on the 7.00% Senior Notes when they are due, CUSA’s guarantors must make them instead. The 7.00% Senior Notes and the guarantees are senior unsecured obligations and rank equally in right of payment with all of CUSA’s and its guarantor’s existing and future senior debt, including the 5.25% senior notes due 2028 and all borrowings under CUSA’s Credit Agreement. The notes and the guarantees will be structurally subordinated to all existing and future debt and other liabilities of CUSA’s non-guarantor subsidiaries. The notes and the guarantees will be structurally senior to the 4.50% convertible senior notes due 2025, and all future debt, if any, issued by Holdings that is not guaranteed by CUSA or any of its subsidiaries.

CUSA may redeem the 7.00% Senior Notes in whole or in part at any time on or after August 1, 2027 at redemption prices set forth in the indenture governing the 7.00% Senior Notes. Prior to August 1, 2027, CUSA has the option to redeem all or a portion of the 7.00% Senior Notes at a price equal to 100.0% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a make-whole premium. In addition, prior to August 1, 2027, CUSA may redeem up to 40% of the aggregate principal amount of the 7.00% Senior Notes with funds in an amount equal to the net proceeds of certain equity offerings at a redemption price equal to 107.0% of the principal amount of the 7.00% Senior Notes redeemed, plus accrued and unpaid interest, if any, as long as at least 60% of the principal amount of the 7.00% Senior Notes issued under the indenture governing the 7.00% Senior Notes (including any additional notes) remains outstanding immediately after each such redemption.

The indenture governing the 7.00% Senior Notes contains covenants that limit, among other things, the ability of CUSA and certain of its subsidiaries to (1) incur or guarantee additional indebtedness, (2) pay dividends or distributions on, or redeem or repurchase, capital stock and make other restricted payments, (3) make certain investments, (4) engage in certain transactions with affiliates, (5) incur or assume certain liens, and (6) consolidate, merge or transfer all or substantially all of its assets. Additionally, upon a change in control, as defined in the indenture governing the 7.00% Senior Notes, CUSA would be required to make an offer to repurchase all of the 7.00% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase.

5.875% Secured Notes

Concurrently with the 7.00% Senior Notes bond offering discussed above, on July 9, 2024, CUSA commenced a cash tender offer to purchase any and all of CUSA’s 5.875% Senior Notes. On July 18, 2024, CUSA completed the tender offer of $345.3 aggregate principal amount of the notes, at par. After the expiration of the tender offer, $59.7 aggregate principal amount of the 5.875% Senior Notes remained outstanding.

On September 19, 2024, CUSA, as permitted by the terms of the indenture governing the 5.875% Senior Notes, irrevocably deposited non-callable U.S. government treasury securities with a trustee in an amount sufficient to fund the repayment of the remaining $59.7 principal amount of the 5.875% Senior Notes on March 15, 2025 (the “Redemption Date”) at 100% of the principal amount plus

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

accrued and unpaid interest thereon. After the deposit of such funds with the trustee, CUSA’s obligations under the indenture with respect to the 5.875% Senior Notes were satisfied and discharged and the transaction was accounted for as a debt extinguishment.

As a result of the debt extinguishment, CUSA recognized a loss of $3.0 related to the write-off of unamortized debt issuance costs as well as legal and other fees incurred in connection with the transactions, which is reflected in “Loss on debt amendments and extinguishments” in the Company’s condensed consolidated statement of income for the three and nine months ended September 30, 2024.

Interest Rate Swap Agreements

The Company’s interest rate swap agreements are used to hedge a portion of the interest rate risk associated with the variable interest rates on the Company’s term loan and qualify for cash flow hedge accounting.

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

Below is a summary of the Company's interest rate swap agreements, which are designated as cash flow hedges, as of September 30, 2024:

Notional				Estimated
Amount	Pay Rate	Receive Rate	Expiration Date	Fair Value (1)
$137.5	3.21%	1-Month Term SOFR	December 31, 2026	$0.5
$175.0	3.20%	1-Month Term SOFR	December 31, 2026	0.8
$137.5	3.17%	1-Month Term SOFR	December 31, 2027	0.7
			Total	$2.0
(1)
Approximately $2.8 of the total is included in “Prepaid expenses and other” and the long-term liability portion of $0.8 is included in “Other long-term liabilities” on the condensed consolidated balance sheet as of September 30, 2024.

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

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt primarily based on observable market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC 820-10-35, Fair Value Measurement. The table below presents the fair value of the Company's long-term debt as of the periods presented:

	As of
	September 30, 2024	December 31, 2023
Holdings fair value (1)	$2,834.0	$2,460.3
CUSA fair value	$1,920.1	$1,903.8
(1)
The fair value of the 4.50% convertible senior notes was $913.9 and $556.5 as of September 30, 2024 and December 31, 2023, respectively.

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

Below is a summary of activity with NCMI and NCM included in each of Holdings' and CUSA's condensed consolidated financial statements:

	Investment in NCMI	NCM Screen Advertising Advances	Other Revenue	Interest Expense - NCM	Cash Received (4)

Balance at January 1, 2024	$18.1	$(328.4)	$—	$—	$—
Screen rental revenue earned under ESA (1)	—	—	(16.3)	—	14.7
Interest accrued related to significant financing component	—	(16.5)	—	16.5	—
Receipt of common units in NCM due to annual common unit adjustment (2)	—	(0.5)	—	—	—
Change in unrealized gain on fair market adjustment of investment in NCMI (3)	12.7	—	—	—	—
Amortization of screen advertising advances	—	24.3	(24.3)	—	—
Balance as of and for the nine months ended September 30, 2024	$30.8	$(321.1)	$(40.6)	$16.5	$14.7

(1)
Amounts include the per patron and per digital screen theatre access fees, net of amounts due to NCM for on-screen advertising time provided to the Company's beverage concessionaire of approximately $6.4.
(2)
See Common Unit Adjustments below.
(3)
See Investment in National CineMedia below.
(4)
The Company had a receivable from NCM of $1.6 as of September 30, 2024.

Investment in National CineMedia

The Company accounts for its investment in NCMI in accordance with the guidance set forth in FASB ASC Topic 321 Investments - Equity Securities, which requires the Company to measure its investment in common stock of NCMI at fair value and recognize unrealized holding gains and losses on its investment in earnings. The Company recognized an unrealized gain of $11.6 and $12.7 on its investment in NCMI in the Company’s condensed consolidated statement of income for the three and nine months ended September 30, 2024, respectively. The Company recognized an unrealized gain of $4.7 and $13.9 on its investment in NCMI in the Company’s condensed consolidated statement of income for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, the Company owned approximately 4.4 shares of NCMI, which represented an interest in NCMI of approximately 4.5%. See Note 9 to the Company’s Annual Report on Form 10-K filed February 16, 2024 for additional discussion of the Company's investment in NCMI.

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

On April 10, 2024, the Company delivered a redemption notice to NCM to redeem these common units in NCM for shares of NCMI common stock. On April 12, 2024, NCM delivered a notice to the Company that pursuant to its rights under the operating agreement, NCM would settle the Company’s redemption request with a cash settlement, effective on April 15, 2024, at a redemption price of approximately $4.95 per common unit, or approximately $0.6. The amount of the cash settlement represents the estimated fair value of the NCM common units based on the closing market price of NCMI’s common stock on April 10, 2024. During the nine months ended September 30, 2024, as a result of the cash settlement, the Company recorded a reduction in its investment in NCM of $0.5 and a gain of $0.1 which is reflected in “Net gain on investment in NCMI” on the Company’s condensed consolidated statement of income for the nine months ended September 30, 2024.

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

The NCM screen advertising advances are recognized as revenue on a straight-line basis over the term of the ESA through February 2041. The table below summarizes when the Company expects to recognize this deferred revenue:

	Twelve Months Ended September 30,
Remaining Maturity	2025	2026	2027	2028	2029	Thereafter	Total
NCM screen advertising advances (1)	$11.0	$11.8	$12.6	$13.5	$14.4	$257.8	$321.1
(1)
Amounts are net of the estimated interest to be accrued for the periods presented.

Significant Financing Component

As discussed in Note 9 to the Company’s Annual Report on Form 10-K filed February 16, 2024, the Company’s ESA with NCM includes an implied significant financing component, as per the guidance in ASC Topic 606, Revenue from Contracts with Customers. As a result of the significant financing component, the Company recognized incremental screen rental revenue and interest expense of $24.3 and $16.5, respectively, during the nine months ended September 30, 2024 and incremental screen rental revenue and interest expense of $24.3 and $17.0, respectively, during the nine months ended September 30, 2023. The interest expense was calculated using the Company's incremental borrowing rates at the time when the cash and each tranche of common units were received from NCM, which ranged from 4.4% to 8.3%.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

9.
Investments in Affiliates

Below is a summary of the activity for each of the Company’s affiliates and corresponding changes to the Company's investment balances during the nine months ended September 30, 2024. See Note 10 to the consolidated financial statements in the Company’s Annual Report on Form 10-K filed February 16, 2024 for a further discussion of the Company’s investments in affiliates.

	AC JV, LLC	DCDC	FE Concepts	Total
Balance at January 1, 2024	$3.4	$2.1	18.1	$23.6
Cash distributions received	(5.1)	—	—	(5.1)
Equity income	9.6	0.4	1.3	11.3
Balance at September 30, 2024	$7.9	$2.5	$19.4	$29.8

Transactions with Affiliates

Below is a summary of transactions with each of the Company’s affiliates for the three and nine months ended September 30, 2024 and 2023:

		Three Months Ended		Nine Months Ended
Investee	Transactions	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
AC JV, LLC	Event fees paid (1)	$10.0	$3.3	$21.5	$10.7
DCDC	Content delivery fees paid (1)	$0.1	$0.1	$0.4	$0.4
(1)
Included in film rentals and advertising costs on the condensed consolidated statements of income.
10.
Treasury Stock and Share-Based Awards

Treasury Stock - Holdings

Treasury stock represents shares of common stock repurchased by Holdings and not yet retired. The Company has applied the cost method in recording its treasury shares. Below is a summary of Holdings’ treasury stock activity for the nine months ended September 30, 2024:

	Number of
	Treasury
	Shares	Cost
Balance at January 1, 2024	6.00	$98.3
Restricted stock withholdings (1)	0.27	4.4
Restricted stock forfeitures (2)	0.05	—
Balance at September 30, 2024	6.32	$102.7
(1)
Holdings withheld shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting of restricted stock and performance stock units. Holdings determined the number of shares to be withheld based upon market values of the common stock of Holdings on the vesting dates, which ranged from $13.93 to $21.42 per share.
(2)
Holdings repurchased forfeited restricted shares at a cost of $0.001 per share in accordance with its Long-Term Incentive Plan.

As of September 30, 2024, Holdings had no plans to retire any shares of treasury stock.

Restricted Stock

Below is a summary of restricted stock activity for the nine months ended September 30, 2024:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2024	2.35	$15.67
Granted	0.97	16.57
Vested	(0.89)	15.95
Forfeited	(0.05)	14.89
Outstanding and unvested at September 30, 2024	2.38	$15.95

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

During the nine months ended September 30, 2024, Holdings granted 1.0 shares of its restricted stock to its directors and certain CUSA employees. The fair value of the restricted stock granted was determined based on the closing price of Holdings' common stock on the grant dates, which ranged from $16.43 to $18.33 per share. Holdings assumed forfeiture rates for the restricted stock awards that ranged from 0% to 10%. The restricted stock granted during the nine months ended September 30, 2024 vests over periods ranging from one to three years. The recipients of restricted stock are entitled to receive non-forfeitable dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock award activity recorded for the periods indicated.

	Nine Months Ended September 30,
	2024	2023
Compensation expense recognized during the period:
CUSA employees (1)	$12.3	$11.6
Holdings directors	1.0	0.9
Total recognized by Holdings	$13.3	$12.5

Fair value of restricted stock that vested during the period:
CUSA employees	$13.4	$8.1
Holdings directors	1.4	1.3
Holdings total	$14.8	$9.4

Income tax benefit related to vested restricted stock:
CUSA employees	$1.8	$0.6
Holdings directors	0.3	0.3
Holdings total income tax benefit	$2.1	$0.9
(1)
Compensation expense for the nine months ended September 30, 2024 includes approximately $0.6 related to a portion of the short-term field incentive compensation plan for 2024 to be settled in restricted stock.

As of September 30, 2024, the estimated remaining unrecognized compensation expense related to unvested restricted stock awards was as follows:

Estimated
Remaining
Expense
CUSA employees (1)	$19.1
Holdings directors	1.0
Total remaining - Holdings (1)	$20.1
(1)
The weighted average period over which this remaining compensation expense will be recognized by both Holdings and CUSA is approximately 1.5 years.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Performance Stock Units

During the nine months ended September 30, 2024, Holdings granted performance awards to certain CUSA employees in the form of performance stock units (“PSU”). Each PSU that vests will result in the issuance of one share of Holdings’ common stock. The maximum number of shares issuable under the performance awards granted during 2024 is approximately 1.15 shares of Holdings' common stock. The grant date fair value for the units issued was determined based on the closing price of Holdings' common stock on the date of grant, which was $16.43 per share. The performance metrics for these performance awards are based upon three-year aggregate consolidated Adjusted EBITDA and consolidated cash flows, and payout levels are determined based upon the achievement of pre-established criteria for these metrics as defined in the award agreement. Based upon the terms of the award agreement, PSUs vest based on a combination of performance factors and continued service. The performance measurement period for the PSUs is the three-year period ended December 31, 2026 and the service period ends on February 19, 2027. Below is a summary of the performance metrics and measurement period for these performance awards:

Stock units that vest if performance metrics meet the target level	0.57 PSUs
Stock units that vest if performance metrics meet the threshold level (50% of target)	0.28 PSUs
Stock units that vest if performance metrics meet the maximum level (200% of target)	1.15 PSUs
Performance Measurement Period	Three years
Service Period	Third anniversary of grant date
Most likely performance metrics outcome estimated to be achieved at the time performance stock units were issued	Target
Assumed forfeiture rate for performance stock unit awards	5%

Below is a summary of all performance stock unit activity for the periods presented:

	Nine Months Ended September 30,
	2024	2023
Number of performance stock units that vested during the period	0.1	0.1
Fair value of performance stock units that vested during the period	$2.1	$1.5
Accumulated dividends paid upon vesting of performance stock units	$0.1	$0.2
Compensation expense recognized during the period (1)	$10.8	$6.4
Income tax expense related to performance stock units	$(1.2)	$(0.5)
(1)
Compensation expense for the nine months ended September 30, 2024 includes approximately $2.8 related to a change in the most likely performance metrics outcome estimated to be achieved for the 2023 and 2024 grants.

As of September 30, 2024, the estimated remaining unrecognized compensation expense related to outstanding performance stock units was $18.4. The weighted average period over which this remaining compensation expense will be recognized is approximately 1.4 years. As of September 30, 2024, Holdings had performance stock units outstanding that represented a total of approximately 2.7 hypothetical shares of common stock, net of estimated forfeitures, reflecting the actual certified performance level for performance stock units granted during 2022, an estimated performance level just below the maximum performance level for the 2023 grants and an estimated performance level slightly above the target performance level for the 2024 grants.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

11.
Goodwill and Other Intangible Assets

A summary of the Company's goodwill is as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2024 (1)	$1,182.9	$68.1	$1,251.0
Foreign currency translation adjustments	—	(5.5)	(5.5)
Balance at September 30, 2024 (1)	$1,182.9	$62.6	$1,245.5
(1)
Balances are presented net of accumulated impairment losses of $214.0 for the U.S. operating segment and $43.8 for the international operating segment. See discussion of the qualitative impairment analysis performed by the Company as of September 30, 2024 at Note 12.

A summary of the Company's intangible assets is as follows:

	Balance at January 1, 2024	Additions (1)	Amortization	Foreign Currency Translation Adjustments	Balance at September 30, 2024
Intangible assets with finite lives:
Gross carrying amount	$77.8	$—	$—	$(0.1)	$77.7
Accumulated amortization	(75.3)	—	(1.5)	—	(76.8)
Total net intangible assets with finite lives	$2.5	$—	$(1.5)	$(0.1)	$0.9

Intangible assets with indefinite lives:
Tradename and other	300.3	0.1	—	(0.1)	300.3
Total intangible assets, net	$302.8	$0.1	$(1.5)	$(0.2)	$301.2
(1)
Amount represents licenses acquired to sell alcoholic beverages for certain locations.

The estimated aggregate future amortization expense for intangible assets is as follows:

Estimated
Amortization
For the three months ended December 31, 2024	$0.5
For the twelve months ended December 31, 2025	0.4
Total	$0.9

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

12.
Impairment of Long-Lived Assets

The Company performed a qualitative impairment analysis on its long-lived assets, including theatre properties and right of-use assets, goodwill and tradename intangible assets as of September 30, 2024. As a result of the qualitative assessment, the Company noted no impairment indicators related to these assets as of September 30, 2024.

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

There were no impairment charges recorded for long-lived assets, goodwill and intangible assets for the three and nine months ended September 30, 2024. The following table summarizes the Company’s impairment charges for the three and nine months ended September 30, 2023.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
U.S. Segment
Theatre properties	$1.0	$4.9
Theatre operating lease right-of-use assets	1.0	4.4
Investment in NCMI/NCM	—	0.7
U.S. total	2.0	10.0

International segment
Theatre properties	—	0.6
Theatre operating lease right-of-use assets	—	1.5
International total	—	2.1

Total Impairment	$2.0	$12.1

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Below is a summary of assets and liabilities measured at fair value on a recurring basis under FASB ASC Topic 820 as of September 30, 2024 and December 31, 2023:

		Carrying	Fair Value Hierarchy
Description	As of	Value	Level 1	Level 2	Level 3
Interest rate swap assets (1)	September 30, 2024	$2.0	$—	$2.0	$—
Investment in NCMI (2)	September 30, 2024	$30.8	$30.8	$—	$—

Interest rate swap assets (1)	December 31, 2023	$9.9	$—	$9.9	$—
Investment in NCMI (2)	December 31, 2023	$18.1	$—	$18.1	$—
(1)
See further discussion of interest rate swaps at Note 7.
(2)
See further discussion of investment in NCMI at Note 8.

See additional explanation of fair value measurement techniques used for long-lived assets, goodwill and intangible assets in “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 16, 2024. There were no changes in valuation techniques during the nine months ended September 30, 2024. The Company’s investment in NCMI was transferred out of Level 2 into Level 1 during the first quarter of 2024.

14.
Foreign Currency Translation

The accumulated other comprehensive loss account in Holdings’ stockholders’ equity of $392.8 and $363.9 and CUSA’s stockholder's equity of $395.6 and $366.7, as of September 30, 2024 and December 31, 2023, respectively, primarily includes cumulative net foreign currency losses of $399.3 and $384.9 as of September 30, 2024 and December 31, 2023, respectively, from translating the financial statements of the Company's international subsidiaries and the cumulative changes in fair value of the interest rate swap agreements that are designated as hedges.

As of September 30, 2024, all foreign countries where the Company has operations are non-highly inflationary, other than Argentina. In non-highly inflationary countries, the local currency is the same as the functional currency and any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss. The Company deemed Argentina to be highly inflationary beginning July 1, 2018. A highly inflationary economy is defined as an economy with a cumulative inflation rate of 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The financial information of the Company’s Argentina subsidiaries was remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective July 1, 2018.

During 2019, the Argentine government instituted exchange controls restricting the ability of entities and individuals to exchange Argentine pesos for foreign currencies and to remit foreign currency out of Argentina. As a result of these currency exchange controls, markets in Argentina developed a legal trading mechanism known as the Blue Chip Swap that allows entities to transfer U.S. dollars out of and into Argentina. In a Blue Chip Swap transaction, an entity buys U.S. dollar denominated securities in Argentina using Argentine pesos, and subsequently sells the securities for U.S. dollars, in Argentina, to access U.S. dollars locally, or outside of Argentina, by transferring the securities abroad, prior to being sold (the latter commonly known as Blue Chip Swap Rate). The Blue Chip Swap rate is the implicit exchange rate resulting from the Blue Chip Swap transaction. The Blue Chip Swap rate can diverge significantly from Argentina’s official exchange rate. During the nine months ended September 30, 2024 and 2023, the Company entered into Blue Chip Swap transactions that resulted in a loss of approximately $0.9 and $10.1, respectively, which is reflected in “Foreign currency exchange and other related loss” in the Company’s consolidated statement of income for the nine months ended September 30, 2024 and 2023.

Below is a summary of the impact of translating the September 30, 2024 and September 30, 2023 financial statements of the Company’s international subsidiaries:

			Other Comprehensive Income (Loss) for the
	Exchange Rate as of		Nine Months Ended
Country	September 30, 2024	December 31, 2023	September 30, 2024	September 30, 2023
Brazil	5.44	4.85	$(12.1)	$2.2
Chile	899.51	879.54	(1.4)	(4.3)
All other			(0.9)	1.7
			$(14.4)	$(0.4)

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

As noted above, beginning July 1, 2018, Argentina was deemed highly inflationary. For the nine months ended September 30, 2024 and 2023 the Company recorded foreign currency exchange losses of $3.1 and $15.2, excluding the impact of the Blue Chip Swap transactions noted above, respectively, due to the translation of Argentina's financial results to U.S. dollars.

15.
Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Nine Months Ended
	September 30,
	2024	2023
Cash paid for interest by Holdings (1)	$129.2	$131.9
Cash paid for interest by CUSA	$108.5	$111.2
Cash paid for income taxes, net	$17.1	$15.7
Cash transferred from restricted accounts (2)	$—	$(10.8)
Noncash operating activities:
Interest expense - NCM (see Note 8)	$(16.5)	$(17.0)
Noncash investing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (3)	$(3.5)	$(3.9)
Theatre and other assets acquired under finance leases	$31.3	$—
Investment in NCMI – receipt of common units in NCM (see Note 8)	$0.5	$—
(1)
Includes the cash interest paid by CUSA.
(2)
Represents cash transferred out of collateral accounts during the period as a result of the cancellation of letters of credit to lenders upon the repayment of related debt.
(3)
Additions to theatre properties and equipment included in accounts payable as of September 30, 2024 and December 31, 2023 were $3.1 and $6.6, respectively.

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

Below is a breakdown of selected financial information by reportable operating segment for Holdings:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue
U.S.	$744.8	$686.2	$1,779.0	$1,907.2
International	180.4	192.3	464.8	531.3
Eliminations	(3.4)	(3.7)	(8.6)	(10.7)
Total revenue	$921.8	$874.8	$2,235.2	$2,427.8

Adjusted EBITDA
U.S.	$180.7	$151.2	$338.6	$395.4
International	39.8	45.6	94.7	119.1
Total Adjusted EBITDA	$220.5	$196.8	$433.3	$514.5

Capital expenditures
U.S.	$33.5	$26.9	$67.7	$70.7
International	9.5	8.2	22.5	19.0
Total capital expenditures	$43.0	$35.1	$90.2	$89.7

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

The following table sets forth a reconciliation of net income to Adjusted EBITDA for Holdings:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$188.9	$91.2	$260.8	$209.1
Add (deduct):
Income tax (benefit) expense	(42.7)	21.4	(71.3)	29.8
Interest expense (1)	36.7	38.1	109.0	112.0
Other income, net (2)	(22.4)	(4.9)	(40.0)	(18.9)
Cash distributions from equity investees (3)	2.2	1.6	5.1	3.2
Depreciation and amortization	49.1	51.9	148.3	159.6
Impairment of long-lived and other assets	—	2.0	—	12.1
(Gain) loss on disposal of assets and other	(0.1)	(6.1)	2.0	(8.8)
Loss on debt amendments and extinguishments	3.0	—	5.5	10.7
Non-cash rent expense	(2.6)	(4.8)	(10.2)	(13.2)
Share-based awards compensation expense	8.4	6.4	24.1	18.9
Adjusted EBITDA	$220.5	$196.8	$433.3	$514.5
(1)
Includes amortization of debt issuance costs, amortization of original issue discount, and amortization of accumulated gains for amended swap agreements.
(2)
Includes interest income, foreign currency exchange and other related loss, interest expense - NCM, equity in income of affiliates and net gain on investment in NCMI.
(3)
Reflects cash distributions received from equity investees that were recorded as a reduction of the respective investment balances. These distributions are reported entirely within the U.S. operating segment.

Financial Information About Geographic Areas

Below is a breakdown of selected financial information for Holdings by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue	2024	2023	2024	2023
U.S.	$744.8	$686.2	$1,779.0	$1,907.2
Brazil	70.9	70.3	183.8	183.5
Other international countries	109.5	122.0	281.0	347.8
Eliminations	(3.4)	(3.7)	(8.6)	(10.7)
Total	$921.8	$874.8	$2,235.2	$2,427.8

	As of	As of
Theatre properties and equipment, net	September 30, 2024	December 31, 2023
U.S.	$973.3	$1,002.1
Brazil	47.6	54.7
Other international countries	100.3	104.9
Total	$1,121.2	$1,161.7

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

17.
Related Party Transactions

A subsidiary of the Company manages a theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, who is Lee Roy Mitchell’s son-in-law and Kevin Mitchell’s brother-in-law. Lee Roy Mitchell, our founder, owns, both directly and indirectly, approximately 8.5% of Holdings’ common stock and Kevin Mitchell is a member of Holdings’ Board of Directors. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenue. The Company recorded $0.6 and $0.6 of management fee revenue during the nine months ended September 30, 2024 and 2023, respectively. All such amounts are included in the condensed consolidated statements of income, with the intercompany amounts eliminated in consolidation. During the nine months ended September 30, 2024 and 2023, the Company paid excess cash distributions of $0.6 and $0.8, respectively to Lone Star Theatres, Inc. as required by the partnership agreement, which were recorded as a reduction of noncontrolling interests on each of Holdings’ and CUSA’s condensed consolidated balance sheets.

Kevin Mitchell, a director of the Company, owns ShowBiz Direct, LLC (“ShowBiz Direct”). ShowBiz Direct distributes and markets motion pictures through itself or independent third parties, and most recently distributed and marketed the film, Reagan. The Company conducted arms-length negotiations with an independent third party for film licensing terms and agreed to film licensing terms for Reagan substantially similar to film licensing terms agreed to with other similarly sized independent distributors. The Audit Committee reviewed the film licensing rates for Reagan and found that such rates were fair to the Company. During the three months ended September 30, 2024, the Company recorded film rental expense of $1.8 related to the film Reagan. ShowBiz Direct is entitled to a fixed distribution fee and reimbursement of marketing expenses, including an agreed upon return on marketing expenses, from the content owner out of such film rental.

A subsidiary of the Company leases 12 theatres from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Holdings' directors and is an officer of the general partner of Syufy. For the nine months ended September 30, 2024 and 2023, the Company paid total rent of $16.9 and $16.4, respectively, to Syufy. CUSA provides digital equipment support to drive-in theatres owned by Syufy. The Company recorded management fees related to these services of $0.03 and $0.03 during the nine months ended September 30, 2024 and 2023, respectively.

A subsidiary of the Company has a 50% voting interest in FE Concepts, a joint venture with AWSR, an entity which owns the remaining 50% of FE Concepts. AWSR is owned by Lee Roy Mitchell and Tandy Mitchell. FE Concepts operates a family entertainment center that offers bowling, gaming, movies and other amenities. CUSA has a theatre services agreement with FE Concepts under which the Company receives service fees for providing film booking and equipment monitoring services for the facility. The Company recorded management fees of $0.05 and $0.05 related to these services during the nine months ended September 30, 2024 and 2023, respectively.

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

Cinemark Holdings, Inc., et al vs Factory Mutual Insurance Company. The Company filed suit on November 18, 2020, in the District Court, 471st Judicial District, Collin County, Texas. On December 22, 2020, the case was moved to the US District Court for the Eastern District of Texas, Sherman Division. The Company submitted a claim under its property insurance policy issued by Factory Mutual Insurance Company (the “FM Policy”) for losses sustained as a result of the closure of the Company’s theatres due to the COVID-19 pandemic. Factory Mutual Insurance Company (“FM”) denied the Company’s claim. The Company was seeking damages resulting from FM’s breach of contract, FM’s bad faith conduct and a declaration of the parties’ rights under the FM Policy. The District Court granted FM’s motion for summary judgment. The Company appealed the District Court’s decision. The U.S. Fifth Circuit Court of Appeals affirmed the District Court's decision. The Company had not recorded any income or receivable related to this case.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

National CineMedia LLC Bankruptcy. On June 3, 2023, NCM filed an Emergency Motion for Entry of an Order (1) approving and Authorizing Debtor to Enter into and Perform Under (a) the Termination and Settlement Agreement and (b) the Network Affiliate Transaction Agreement with Regal Cinemas, Inc. (the “9019 Motion”). The 9019 Motion requested an order, among other things, that the most favored nations clause (the “MFN”) in Cinemark’s Exhibitor Services Agreement was not triggered by the Network Affiliate Transaction Agreement with Regal Cinemas, Inc. On June 14, 2023, Cinemark filed an objection to the 9019 Motion. On June 26, 2023, the bankruptcy court entered a confirmation order, which among other things, approves NCM’s assumption of Cinemark’s Exhibitor Services Agreement but fails to preserve or recognize Cinemark’s rights under the MFN with respect to the Network Affiliate Transaction Agreement. Cinemark appealed the confirmation order in the United States District Court for the Southern District of Texas, Houston Division which affirmed the bankruptcy court's order. The Company has appealed the District Court's order with the U.S. Fifth Circuit Court of Appeals. The Company cannot predict the outcome of this appeal.

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

19. Income Taxes

An income tax benefit of $71.3 for Holdings and $67.6 for CUSA was recorded during the nine months ended September 30, 2024 resulting in an effective tax rate of approximately (37.6)% for Holdings and (33.7)% for CUSA, respectively.

During the three months ended September 30, 2024, the Company recorded a discrete deferred tax benefit of $70.5 for Holdings and $66.7 for CUSA related to the release of valuation allowances previously recorded against certain foreign tax credits, other federal deferred tax assets, certain state net operating losses and other state deferred tax assets. During the nine months ended September 30, 2024 the Company recorded a discrete deferred tax benefit of $116.3 for Holdings and $112.4 for CUSA related to the release of the aforementioned valuation allowances in the U.S. as well as valuation allowances in certain foreign jurisdictions. The release of these valuation allowances was the result of the availability of positive evidence related to sustained taxable income in the relevant jurisdictions to support the future realizability of deferred tax assets. This discrete benefit favorably impacted the effective tax rates of Holdings and CUSA for the three and nine months ended September 30, 2024, causing the income tax benefit to vary significantly from the tax expense derived by applying the statutory tax rate to the pre-tax income of Holdings and CUSA.

The remaining valuation allowance as of September 30, 2024 was $134.3 for Holdings and $87.4 for CUSA, and primarily relates to foreign tax credits, federal and state interest expense carryforwards, and certain state net operating losses.

The Company is currently under IRS audit for tax years 2019 and 2020. On October 21, 2024, the IRS issued a Revenue Agent Report (“RAR”) proposing an adjustment of approximately $96.8 before interest and penalties related to positions reported in each year. The Company firmly disagrees with the conclusions presented by the IRS and believes the positions reported on its tax returns that have not been reserved for are more likely than not to prevail on technical merits. The Company intends to vigorously defend its reported positions through the applicable IRS administrative and judicial procedures, as appropriate. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations such as this to determine the adequacy of the Company’s tax reserves. Currently, the Company believes it is adequately reserved for these matters. The ultimate outcome of disputes of this nature is uncertain and there can be no assurance that the dispute with the IRS will be resolved favorably.

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

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, and Paraguay. As of September 30, 2024, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 16 to the condensed consolidated financial statements.

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

Films leading the box office during the nine months ended September 30, 2024 included Inside Out 2, Deadpool & Wolverine, Despicable Me 4, Dune: Part Two, Twisters, and Beetlejuice Beetlejuice.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating data (in millions):
Revenue
Admissions	$460.4	$443.8	$1,116.0	$1,233.2
Concession	367.3	339.8	884.4	949.0
Other	94.1	91.2	234.8	245.6
Total revenue	$921.8	$874.8	$2,235.2	$2,427.8
Cost of operations
Film rentals and advertising	265.6	248.2	623.9	692.9
Concession supplies	64.5	63.0	165.1	174.0
Salaries and wages	109.9	107.9	294.1	306.2
Facility lease expense	85.9	84.4	244.7	250.9
Utilities and other	127.0	129.5	332.1	353.5
General and administrative expenses (1)	56.4	48.2	161.0	144.7
Depreciation and amortization	49.1	51.9	148.3	159.6
Impairment of long-lived and other assets	—	2.0	—	12.1
(Gain) loss on disposal of assets and other	(0.1)	(6.1)	2.0	(8.8)
Total cost of operations (1)	758.3	729.0	1,971.2	2,085.1
Operating income (1)	$163.5	$145.8	$264.0	$342.7

Operating data as a percentage of total revenue:
Revenue
Admissions	50.0%	50.7%	49.9%	50.8%
Concession	39.8%	38.8%	39.6%	39.1%
Other	10.2%	10.5%	10.5%	10.1%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of operations (2)
Film rentals and advertising	57.7%	55.9%	55.9%	56.2%
Concession supplies	17.6%	18.5%	18.7%	18.3%
Salaries and wages	11.9%	12.3%	13.2%	12.6%
Facility lease expense	9.3%	9.6%	10.9%	10.3%
Utilities and other	13.8%	14.8%	14.9%	14.6%
General and administrative expenses	6.1%	5.5%	7.2%	6.0%
Depreciation and amortization	5.3%	5.9%	6.6%	6.6%
Impairment of long-lived and other assets	—%	0.2%	—%	0.5%
(Gain) loss on disposal of assets and other	—%	(0.7)%	0.1%	(0.4)%
Total cost of operations	82.3%	83.3%	88.2%	85.9%
Operating income	17.7%	16.7%	11.8%	14.1%
Average screen count (3)	5,698	5,802	5,706	5,822
(1)
The only difference between components of operating income for Holdings, as presented above, and those of CUSA is incremental general and administrative expense recognized by Holdings. The following table sets forth, for the periods indicated, the amounts for general and administrative expense, total cost of operations and operating income of CUSA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating data (in millions):
Cost of operations
General and administrative expenses	$55.5	$47.5	$158.2	$142.2
Total cost of operations	$757.4	$728.3	$1,968.4	$2,082.6
Operating income	$164.4	$146.5	$266.8	$345.2
(2)
All costs are expressed as a percentage of total revenue, except film rentals and advertising, which are expressed as a percentage of admissions revenue, and concession supplies, which are expressed as a percentage of concession revenue.
(3)
Average screen count is calculated based on the average of month end screen counts.

Three months ended September 30, 2024 (the “third quarter of 2024”) versus the three months ended September 30, 2023 (the “third quarter of 2023”)

Third quarter of 2024 - The North American Industry box office generated approximately $2.7 billion during the third quarter of 2024, which included Deadpool & Wolverine, Despicable Me 4, Twisters, Beetlejuice Beetlejuice, and the carryover of Inside Out 2.

Third quarter of 2023 - The North American Industry box office was approximately $2.7 billion during the third quarter of 2023, which included Barbie, Oppenheimer, Sound of Freedom, Mission: Impossible - Dead Reckoning Part One, and Indiana Jones and the Dial of Destiny.

Revenue. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenue.

	U.S. Operating Segment		International Operating Segment			Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,			Three Months Ended September 30,
	2024	2023	2024	2023	Constant Currency (3) 2024	2024	2023
Admissions revenue	$375.2	$350.4	$85.2	$93.4	$131.8	$460.4	$443.8
Concession revenue	299.6	268.0	67.7	71.8	103.0	367.3	339.8
Other revenue (1)	66.6	64.1	27.5	27.1	42.3	94.1	91.2
Total revenue (1)	$741.4	$682.5	$180.4	$192.3	$277.1	$921.8	$874.8
Attendance	37.6	37.5	22.8	24.4		60.4	61.9
Average ticket price (2)	$9.98	$9.34	$3.74	$3.83	$5.78	$7.62	$7.17
Concession revenue per patron (2)	$7.97	$7.15	$2.97	$2.94	$4.52	$6.08	$5.49
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
•
U.S. Attendance increased to 37.6 million patrons during the third quarter of 2024 compared with 37.5 million patrons during the third quarter of 2023. Average ticket price increased 6.9% to $9.98 during the third quarter of 2024 compared with $9.34 during the third quarter of 2023 primarily driven by strategic pricing actions, a higher mix of premium format tickets, and the absence of National Cinema Day in the third quarter of 2024. Concession revenue per patron increased 11.5% to $7.97 during the third quarter of 2024 compared with $7.15 during the third quarter of 2023 driven by higher incidence rates associated with the film content mix, strategic pricing actions and, to a lesser extent, product mix. Other revenue for the third quarter of 2024 increased 3.9% to $66.6 million compared with $64.1 million during the third quarter of 2023 primarily due to an increase in promotional and events revenue.
•
International. Attendance decreased 6.6% to 22.8 million patrons during the third quarter of 2024 compared with 24.4 million patrons during the third quarter of 2023 driven by the mix of film releases during the third quarter of 2024. Revenues, average ticket price and concession revenue per patron for our international segment, as reported, were unfavorably impacted by exchange rate fluctuations for the third quarter of 2024. In constant currency, the average ticket price increased 50.9% to $5.78 for the third quarter of 2024 primarily due to inflationary pricing actions, partially offset by promotional activity. Similarly, in constant currency, concession revenue per patron increased 53.7% to $4.52 for the third quarter of 2024 primarily due to inflationary pricing actions. Other revenue increased 56.1% in constant currency to $42.3 million for the third quarter of 2024 primarily due to inflationary impacts.

Cost of Operations. The table below, presented by reportable operating segment, summarizes our year-over-year theatre operating costs.

	U.S. Operating Segment		International Operating Segment			Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,			Three Months Ended September 30,
	2024	2023	2024	2023	Constant Currency (1) 2024	2024	2023
Film rentals and advertising	$222.3	$201.1	$43.3	$47.1	$67.7	$265.6	$248.2
Concession supplies	$49.3	$47.7	$15.2	$15.3	$23.0	$64.5	$63.0
Salaries and wages	$91.1	$89.0	$18.8	$18.9	$29.4	$109.9	$107.9
Facility lease expense	$63.5	$61.0	$22.4	$23.4	$31.0	$85.9	$84.4
Utilities and other	$97.3	$98.9	$29.7	$30.6	$46.3	$127.0	$129.5
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
•
U.S. Film rentals and advertising costs for the third quarter of 2024 were 59.2% of admissions revenue compared with 57.4% for the third quarter of 2023 due to an increased concentration of high grossing titles and the overall mix of films. Concession supplies expense for the third quarter of 2024 was 16.5% of concession revenue compared with 17.8% for the third quarter of 2023. The decline in the concession supplies rate for the third quarter of 2024 was driven by the impact of strategic pricing actions and favorable concession rebates, partially offset by inflationary pressures on certain concession categories and product mix.

Salaries and wages increased 2.4% to $91.1 million for the third quarter of 2024 compared with $89.0 million for the third quarter of 2023 due to higher wage rates and expanded operating hours, partially offset by the impact of labor productivity initiatives. Facility lease expense, which is predominantly fixed in nature, increased 4.1% to $63.5 million primarily due to higher percentage rent. Utilities and other costs decreased 1.6% to $97.3 million, driven by lower repairs and maintenance and janitorial costs.

•
International. Our international operating costs, as reported, were favorably impacted by exchange rate fluctuations for the third quarter of 2024.

Film rentals and advertising costs were 50.8% of admissions revenue as reported for the third quarter of 2024 compared with 50.4% for the third quarter of 2023 driven by the overall mix of films. Concession supplies expense was 22.5% of concessions revenue as reported for the third quarter of 2024 compared with 21.3% for the third quarter of 2023. The increase in the concession supplies rate was in part driven by product mix.

Salaries and wages, facility lease expense and utilities and other expenses, as reported, were lower for the third quarter of 2024 as a result of favorable exchange rate fluctuations. In constant currency, salaries and wages increased to $29.4 million for the third quarter of 2024 primarily due to wage rate inflation, partially offset by labor productivity initiatives and lower attendance. Facility lease expense increased to $31.0 million in constant currency for the third quarter of 2024 driven by inflationary increases and the return of certain minimum rent thresholds, partially offset by lower percentage rent. Utilities and other costs increased to $46.3 million in constant currency for the third quarter of 2024 primarily due to inflationary pressures and higher utility costs.

General and Administrative Expense. General and administrative expense for Holdings increased to $56.4 million for the third quarter of 2024 compared with $48.2 million for the third quarter of 2023. General and administrative expense for CUSA increased to $55.5 million for the third quarter of 2024 compared with $47.5 million for the third quarter of 2023. The increase for both Holdings and CUSA is primarily due to wages and benefits inflation, higher incentive and share-based compensation and higher professional fees, partially offset by the favorable impact of exchange rate fluctuations.

Depreciation and Amortization. Depreciation and amortization expense decreased to $49.1 million for the third quarter of 2024 compared with $51.9 million for the third quarter of 2023 due in part to lower levels of capital expenditures post-pandemic and the favorable impact of exchange rate fluctuations.

Gain on Disposal of Assets and Other. A gain on disposal of assets and other of $0.1 million was recorded for the third quarter of 2024 compared with a gain of $6.1 million for the third quarter of 2023. Activity for the third quarter of 2023 was primarily related to the sale of our Ecuador subsidiary in September 2023.

Interest Expense. Interest expense for Holdings, which includes amortization of debt issuance costs and original issue discount and amortization of accumulated gains for swap amendments, was $36.7 million during the third quarter of 2024 compared with $38.1 million during the third quarter of 2023. The interest expense attributable to CUSA, which includes amortization of debt issuance costs and original issue discount and amortization of accumulated gains for swap amendments, was $30.6 million during the third quarter of 2024 compared with $32.1 million during the third quarter of 2023. The decrease in interest expense was primarily due to the redemption of the remaining 8.75% Secured Notes, the extinguishment of the 5.875% Senior Notes, and the amendment and extension of our interest rate swaps, partially offset by the impact of the issuance of the 7.00% Senior Notes. See further discussion in Liquidity and Capital Resources below.

Interest Income. Interest income for Holdings was $14.2 million during the third quarter of 2024 compared with $15.3 million during the third quarter of 2023. The interest income attributable to CUSA was $11.1 million during the third quarter of 2024 compared with $12.2 million during the third quarter of 2023. The decrease in interest income primarily reflects the impact of interest rate fluctuations on our cash balances.

Loss on Debt Amendments and Extinguishments. We recorded a loss on amendment and extinguishment of debt of $3.0 million during the third quarter of 2024 related to the early extinguishment of the 5.875% Senior Notes. See Note 7 to the condensed consolidated financial statements for additional information.

Foreign Currency Exchange and Other Related Loss. We recorded a foreign currency exchange loss of $3.0 million during the third quarter of 2024 compared with a loss of $11.0 million during the third quarter of 2023. Activity for the third quarter of 2024 and 2023 includes losses of $0.9 million and $5.2 million, respectively, associated with Blue Chip Swap transactions. Excluding the impact of Blue Chip Swap transactions, the loss on foreign currency exchange is primarily related to currency exchange fluctuations from original transaction dates until settlement. See Note 14 to the condensed consolidated financial statements for a discussion of Blue Chip Swap transactions.

Equity in Income of Affiliates. Equity in income of affiliates of $5.0 million was recorded during the third quarter of 2024 compared with $1.5 million during the third quarter of 2023 driven by higher income earned from our investment in AC JV LLC during the third quarter of 2024. See Note 9 to the condensed consolidated financial statements for information about our equity investments.

Net Gain on Investment in NCMI. We recorded a net gain on our investment in NCMI of $11.6 million during the third quarter of 2024 compared with $4.7 million during the third quarter of 2023, related to the mark-to-market adjustment of our investment in NCMI under the fair value basis of accounting. See Note 8 to the condensed consolidated financial statements for information about our investment in NCMI.

Income Taxes - Holdings. An income tax benefit of $42.7 million was recorded for the third quarter of 2024 compared with income tax expense of $21.4 million for the third quarter of 2023. The effective tax rate was approximately (29.2)% for the third quarter of 2024 compared with 19.0% for the third quarter of 2023. The effective tax rate for the third quarter of 2024 was favorably impacted by changes in valuation allowances previously recorded against certain foreign tax credits, other federal deferred tax assets, certain state net operating losses and other state deferred tax assets. The effective tax rate for the third quarter of 2023 was favorably impacted by the use of certain foreign tax credits for which valuation allowances had been established in prior periods as well as the release of valuation allowances previously recorded against the net deferred tax assets in various jurisdictions. Income tax provisions for interim periods are generally based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Income Taxes - CUSA. An income tax benefit of $39.7 million was recorded for the third quarter of 2024 compared with income tax expense of $17.4 million for the third quarter of 2023. The effective tax rate was approximately (26.4)% for the third quarter of 2024 compared with 15.0% for the third quarter of 2023. The effective tax rate for the third quarter of 2024 was favorably impacted by changes in valuation allowances previously recorded against certain foreign tax credits, other federal deferred tax assets, certain state net operating losses and other state deferred tax assets. The effective tax rate for the third quarter of 2023 was favorably impacted by the use of certain foreign tax credits for which valuation allowances had been established in prior periods as well as the release of valuation allowances previously recorded against the net deferred tax assets in various jurisdictions. Income tax provisions for interim periods are generally based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Nine months ended September 30, 2024 (the “2024 period”) versus the nine months ended September 30, 2023 (the “2023 period”)

2024 Period - The North American Industry box office generated approximately $6.4 billion during the 2024 period, which included Inside Out 2, Deadpool & Wolverine, Despicable Me 4, Dune: Part Two, and Twisters.

2023 Period - The North American Industry box office was approximately $7.2 billion during the 2023 period, which included the carryover of Avatar: The Way of Water as well as new releases including Barbie, The Super Mario Bros. Movie, Spider-Man: Across the Spider-Verse, Guardians of the Galaxy Vol. 3, and Oppenheimer.

Revenue. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenue.

	U.S. Operating Segment		International Operating Segment			Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	2024	2023	Constant Currency (3) 2024	2024	2023
Admissions revenue	$894.4	$968.5	$221.6	$264.7	$340.9	$1,116.0	$1,233.2
Concession revenue	709.6	751.1	174.8	197.9	265.2	884.4	949.0
Other revenue (1)	166.4	176.9	68.4	68.7	104.0	234.8	245.6
Total revenue (1)	$1,770.4	$1,896.5	$464.8	$531.3	$710.1	$2,235.2	$2,427.8
Attendance	90.3	101.5	59.8	67.7		150.1	169.2
Average ticket price (2)	$9.90	$9.54	$3.71	$3.91	$5.70	$7.44	$7.29
Concession revenue per patron (2)	$7.86	$7.40	$2.92	$2.92	$4.43	$5.89	$5.61

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
•
U.S. Attendance decreased 11.0% to 90.3 million patrons during the 2024 period compared with 101.5 million patrons during the 2023 period driven by less carryover benefit in the 2024 period from prior year releases and the overall mix of film releases due to the impact of the Hollywood strikes. Average ticket price increased 3.8% to $9.90 during the 2024 period compared with $9.54 during the 2023 period driven by strategic pricing actions. Concession revenue per patron increased 6.2% to $7.86 during the 2024 period compared with $7.40 during the 2023 period primarily driven by strategic pricing actions, product mix and higher incidence rates associated with the film content mix. Other revenue for the 2024 period decreased 5.9% to $166.4 million compared with $176.9 million during the 2023 period primarily due to a decrease in attendance, which resulted in a reduction in the variable component of other revenue.
•
International. Attendance decreased 11.7% to 59.8 million patrons during the 2024 period compared with 67.7 million patrons during the 2023 period due to less carryover benefit in the 2024 period from prior year releases and the overall mix of film releases due to the impact of the Hollywood strikes. Revenues, average ticket price and concession revenue per patron for our international segment, as reported, were unfavorably impacted by exchange rate fluctuations for the 2024 period. In constant currency, the average ticket price increased 45.8% to $5.70 for the 2024 period primarily due to inflationary pricing actions. Similarly, in constant currency, concession revenue per patron increased 51.7% to $4.43 for the 2024 period primarily due to inflationary pricing actions. Other revenue increased 51.4% in constant currency to $104.0 million for the 2024 period primarily due to inflationary impacts.

Cost of Operations. The table below, presented by reportable operating segment, summarizes our year-over-year theatre operating costs.

	U.S. Operating Segment		International Operating Segment			Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	2024	2023	Constant Currency (1) 2024	2024	2023
Film rentals and advertising	$513.2	$558.6	$110.7	$134.3	$173.0	$623.9	$692.9
Concession supplies	$126.8	$131.0	$38.3	$43.0	$57.8	$165.1	$174.0
Salaries and wages	$244.4	$253.0	$49.7	$53.2	$80.4	$294.1	$306.2
Facility lease expense	$184.0	$184.9	$60.7	$66.0	$81.4	$244.7	$250.9
Utilities and other	$255.7	$269.7	$76.4	$83.8	$120.6	$332.1	$353.5
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
•
U.S. Film rentals and advertising costs for the 2024 period were 57.4% of admissions revenue compared with 57.7% for the 2023 period due to the overall mix of film releases. Concession supplies expense for the 2024 period was 17.9% of concession revenue compared with 17.4% for the 2023 period. The concession supplies rate for the 2024 period was impacted by inflationary pressures on certain concession categories, product mix and higher shrink, partially offset by the impact of strategic pricing actions.

Salaries and wages decreased 3.4% to $244.4 million for the 2024 period compared with $253.0 million for the 2023 period due to lower attendance and the impact of labor productivity initiatives, partially offset by higher wage rates and expanded operating hours. Facility lease expense, which is predominantly fixed in nature, decreased to $184.0 million primarily due to theatre closures and lease renegotiations, partially offset by higher percentage rent. Utilities and other costs decreased 5.2% to $255.7 million, as many of these costs are variable or semi-variable in nature and were impacted by the decrease in attendance. A decrease in property taxes also contributed to the decline in utilities and other costs.

•
International. Our international operating costs, as reported, were favorably impacted by exchange rate fluctuations for the 2024 period.

Film rentals and advertising costs were 50.0% of admissions revenue as reported for the 2024 period compared with 50.7% for the 2023 period due to the overall mix of film releases. Concession supplies expense was 21.9% of concessions revenue as reported for the 2024 period compared with 21.7% for the 2023 period. The increase in the concession supplies rate was primarily driven by inflationary pressures offset by the impact of strategic pricing actions.

Salaries and wages, facility lease expense and utilities and other expenses, as reported, were lower for the 2024 period as a result of favorable exchange rate fluctuations. In constant currency, salaries and wages increased to $80.4 million for the 2024 period primarily driven by wage rate inflation, partially offset by labor productivity initiatives and lower attendance. Facility lease expense increased to $81.4 million in constant currency for the 2024 period primarily due to inflationary increases and the return of certain minimum rent thresholds, partially offset by lower percentage rent. Utilities and other costs increased to $120.6 million in constant currency for the 2024 period due to inflationary pressures and higher utility costs.

General and Administrative Expense. General and administrative expense for Holdings increased to $161.0 million for the 2024 period compared with $144.7 million for the 2023 period. General and administrative expense for CUSA increased to $158.2 million for the 2024 period compared with $142.2 million for the 2023 period. The increase for both Holdings and CUSA is primarily due to wages and benefits inflation, as well as higher incentive and share-based compensation and related payroll taxes, partially offset by the favorable impact of exchange rate fluctuations.

Depreciation and Amortization. Depreciation and amortization expense decreased to $148.3 million for the 2024 period compared with $159.6 million for the 2023 period due in part to lower levels of capital expenditures post-pandemic, the impairment of assets during 2023 and the favorable impact of exchange rate fluctuations.

Loss (Gain) on Disposal of Assets and Other. A loss on disposal of assets and other of $2.0 million was recorded for the 2024 period compared with a gain of $8.8 million for the 2023 period. Activity for the 2024 period was primarily related to the removal and disposal of equipment at closed theatres. Activity for the 2023 period was primarily related to the sale of our Ecuador subsidiary in September 2023 and the write-off of operating lease obligations for theatres that were closed during the 2023 period.

Interest Expense. Interest expense for Holdings, which includes amortization of debt issuance costs and original issue discount and amortization of accumulated gains for swap amendments, was $109.0 million during the 2024 period compared with $112.0 million during the 2023 period. The interest expense attributable to CUSA, which includes amortization of debt issuance costs and original issue discount and amortization of accumulated gains for swap amendments, was $90.8 million during the 2024 period compared with $93.9 million during the 2023 period. The decrease in interest expense was primarily due to the redemption of the remaining 8.75% Secured Notes, the extinguishment of the 5.875% Senior Notes, and the amendment and extension of our interest rate swaps, partially offset by a higher average interest rate on our term loan and the impact of the issuance of the 7.00% Senior Notes. See further discussion in Liquidity and Capital Resources below.

Interest Income. Interest income for Holdings was $40.3 million during the 2024 period compared with $40.2 million during the 2023 period. The interest income attributable to CUSA was $30.8 million during the 2024 period compared with $31.5 million during the 2023 period.

Loss on Debt Amendments and Extinguishments. We recorded a loss on amendments and extinguishments of debt of $5.5 million during the 2024 period related to the amendment of our Senior Secured Credit Facility, the redemption of the remaining 8.75% Secured Notes, and the extinguishment of the 5.875% Senior Notes. We recorded a loss on amendments and extinguishments of debt of $10.7 million during the 2023 period related to the amendment of our Senior Secured Credit Facility and the partial redemption of the 8.75% Secured Notes. See Note 7 to the condensed consolidated financial statements for additional information.

Foreign currency exchange and other related loss. We recorded a foreign currency exchange loss of $7.9 million during the 2024 period compared with a loss of $19.4 million during the 2023 period. Activity for the 2024 and 2023 period includes losses of $0.9 million and $10.1 million, respectively, associated with Blue Chip Swap transactions. Excluding the impact of Blue Chip Swap transactions, the loss on foreign exchange is primarily related to currency exchange fluctuations from original transaction dates until settlement. See note 14 to the condensed consolidated financial statements for a discussion of Blue Chip Swap transactions.

Equity in Income of Affiliates. Equity in income of affiliates of $11.3 million was recorded during the 2024 period compared with $1.2 million during the 2023 period driven by higher income earned from our investment in AC JV, LLC during the 2024 period and the absence of a loss from our investment in NCMI, which is now accounted for under the fair value basis of accounting. See Note 8 and Note 9, respectively, to the condensed consolidated financial statements for information about our investment in NCMI and our equity investments.

Net Gain on Investment in NCMI. We recorded a net gain on our investment in NCMI of $12.8 million during the 2024 period compared with $13.9 million during the 2023 period, primarily related to the mark-to-market adjustment of our investment in NCMI under the fair value basis of accounting. See Note 8 to the condensed consolidated financial statements for information about our investment in NCMI.

Income Taxes - Holdings. An income tax benefit of $71.3 million was recorded for the 2024 period compared with income tax expense of $29.8 million for the 2023 period. The effective tax rate was approximately (37.6)% for the 2024 period compared with 12.5% for the 2023 period. During the 2024 period, a deferred tax benefit of $116.3 million was recorded discretely related to the release of valuation allowances previously recorded against certain foreign tax credits, other federal deferred tax assets, certain state net operating losses and other state deferred tax assets as well as deferred tax assets in certain foreign jurisdictions. The release of these valuation allowances was the result of the availability of positive evidence related to sustained taxable income in the relevant jurisdictions to support the future realizability of deferred tax assets. This discrete benefit favorably impacted the effective tax rate for the 2024 period, causing the income tax benefit to vary significantly from the tax expense derived by applying the statutory tax rate to the pre-tax income for the period. The effective tax rate for the 2023 period was favorably impacted by the use of certain foreign tax credits for which valuation allowances had been established in prior periods as well as the release of valuation allowances previously recorded against the net deferred tax assets in certain foreign jurisdictions. Income tax provisions for interim periods are generally based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Income Taxes - CUSA. An income tax benefit of $67.6 million was recorded for the 2024 period compared with income tax expense of $24.2 million for the 2023 period. The effective tax rate was approximately (33.7)% for the 2024 period compared with 9.7% for the 2023 period. During the 2024 period, a deferred tax benefit of 112.4 million was recorded discretely related to the release of valuation allowances previously recorded against certain foreign tax credits, other federal deferred tax assets, certain state net operating losses and other state deferred tax assets as well as deferred tax assets in certain foreign jurisdictions. The release of these valuation allowances was the result of the availability of positive evidence related to sustained taxable income in the relevant jurisdictions to support the future realizability of deferred tax assets. This discrete benefit favorably impacted the effective tax rate for the 2024 period, causing the income tax benefit to vary significantly from the tax expense derived by applying the statutory tax rate to the pre-tax income for the period. The effective tax rate for the 2023 period was favorably impacted by the use of certain foreign tax credits for which valuation allowances had been established in prior periods as well as the release of valuation allowances previously recorded against the net deferred tax assets in certain foreign jurisdictions. Income tax provisions for interim periods are generally based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

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

Cash provided by operating activities was $269.6 million for Holdings and $279.5 million for CUSA for the nine months ended September 30, 2024, compared with cash provided by operating activities of $335.8 million for Holdings and $347.9 million for CUSA for the nine months ended September 30, 2023. The decrease in cash provided by operating activities was primarily driven by the timing and level of revenue earned during each period partially offset by the timing of payments to vendors for expenses incurred during each period.

Investing Activities

Investing activities have been principally related to the development and remodel of theatres. New theatre openings and remodels historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $89.1 million and $74.9 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in cash used for investing activities was primarily due to the proceeds from the sale of our Ecuador subsidiary during the nine months ended September 30, 2023.

Below is a summary of capital expenditures, disaggregated by new and existing theatres, for the nine months ended September 30, 2024 and 2023 (in millions):

	Nine Months Ended September 30,
	2024	2023
New theatres	$16.5	$5.4
Existing theatres	73.7	84.3
Total capital expenditures	$90.2	$89.7

We operated 499 theatres with 5,680 screens worldwide as of September 30, 2024. Theatres and screens opened and closed during the nine months ended September 30, 2024 were as follows:

	January 1, 2024	Built	Closed	September 30, 2024
U.S. (42 states)
Theatres	309	—	(3)	306
Screens	4,324	—	(42)	4,282

International (13 countries)
Theatres	192	2	(1)	193
Screens	1,395	10	(7)	1,398

Worldwide
Theatres	501	2	(4)	499
Screens	5,719	10	(49)	5,680

As of September 30, 2024, the following signed commitments were outstanding:

	Theatres (1)	Screens (1)	Estimated Remaining Investment (2)
Remainder of 2024
U.S.	—	—	$—
International	—	—	—
Total	—	—	$—

Subsequent to 2024
U.S.	2	22	$14.3
International	—	2	2.7
Total	2	24	$17.0

Total commitments at September 30, 2024	2	24	$17.0
(1)
Based on the expected theatre opening date.
(2)
Approximately $3.2 million is expected to be paid during the remainder of 2024 and $7.8 million, $1.2 million and $4.8 million is expected to be paid during 2025, 2026 and 2027, respectively. The timing of payments is subject to change in the event of construction or other delays.

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

Financing Activities

Cash used for financing activities was $94.7 million and $118.0 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease in cash used for financing activities was primarily due to the repayment of the 5.875% Senior Notes and the redemption of the remaining 8.75% secured notes, partially offset by the issuance of the 7.00% Senior Notes during the nine months ended September 30, 2024.

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

We expect to repay the principal amount of our 4.50% Convertible Senior Notes upon their maturity in August 2025 with cash on hand, and could fund the remainder with a combination of cash, shares or a combination thereof. See “4.50% Convertible Senior Notes” below. Also see Note 7 to the condensed consolidated financial statements for a summary of long-term debt outstanding as of September 30, 2024 for Holdings and CUSA.

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

Holders of the 4.50% Convertible Senior Notes may convert their 4.50% Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding May 15, 2025 only under the following circumstances: (1) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Holdings’ common stock and the conversion rate on each such trading day; (2) if Holdings distributes to all or substantially all stockholders (i) rights, options or warrants entitling them to purchase shares at a discount to the recent average trading price of Holdings’ common stock (including due to a stockholder rights plan) or (ii) Holdings’ assets or securities or rights, options or warrants to purchase the same with a per share value exceeding 10% of the trading price of Holdings’ common stock; or (3) upon the occurrence of specified corporate events as described further in the indenture. Prior to May 15, 2025, holders may convert their notes during any calendar quarter (and only during such calendar quarter), if the last reported sale price of Holdings’ common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to $18.66 per share (130% of the initial conversion price of $14.35 per share), on each applicable trading day. The closing price of Holdings' common stock exceeded $18.66 per share (130% of the initial conversion price of $14.35 per share) during at least 20 of the last 30 trading days of the quarter ended September 30, 2024 and, therefore, the 4.50% Convertible Senior Notes will be convertible during the fourth quarter of 2024. Beginning May 15, 2025, holders may convert their notes at any time prior to the close of business on the third scheduled trading day immediately preceding the maturity date. Upon conversion of the 4.50% Convertible Senior Notes, Holdings will pay or deliver cash, shares of its common stock or a combination of cash and shares of its common stock, at its election.

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

Holdings entered into hedge transactions with counterparties in connection with the issuance of the 4.50% Convertible Senior Notes. The convertible note hedge transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the 4.50% Convertible Senior Notes, the number of shares of Holdings' common stock underlying the 4.50% Convertible Notes, which initially gives Holdings the option to purchase approximately 32.0 shares of its common stock at a price of approximately $14.35 per share. Concurrently with entering into the convertible note hedge transactions, Holdings also entered into warrant transactions with each option counterparty whereby Holdings sold to such option counterparty warrants to purchase, subject to customary anti-dilution adjustments, up to the same number of shares of Holdings' common stock, which initially gives the option counterparties the option to purchase approximately 32.0 shares at a price of approximately $22.08 per share. The economic effect of these transactions is to effectively raise the strike price of the 4.50% Convertible Senior Notes to approximately $22.08 per share of Holdings’ common stock. The warrants expire 1/80th per trading day between November 15, 2025 and March 12, 2026.

The 4.50% Convertible Notes are effectively subordinated to any of Holdings’, or its subsidiaries’, existing and future secured debt to the extent of the value of the assets securing such indebtedness, including obligations under the Credit Agreement. The 4.50% Convertible Notes are structurally subordinated to all existing and future debt and other liabilities, including trade payables, and including CUSA’s 5.25% Senior Notes due 2028 and 7.00% Senior Notes due 2032, or, collectively, CUSA’s senior notes (but excluding all obligations under the Credit Agreement, as defined below, which are guaranteed by Holdings). The 4.50% Convertible Notes rank equally in right of payment with all existing and future unsubordinated debt, including all obligations under the Credit Agreement, which is guaranteed by Holdings, and senior in right of payment to any future debt that is expressly subordinated in right of payment to the 4.50% Convertible Notes. The 4.50% Convertible Notes are not guaranteed by any of Holdings' subsidiaries.

Senior Secured Credit Facility

On May 26, 2023, CUSA amended and restated its senior secured credit facility (the “Credit Agreement”) to provide for an aggregate principal amount of $775.0 million, consisting of a $650.0 million term loan with a maturity date of May 24, 2030 and a $125.0 million revolving credit facility with a maturity date of May 26, 2028. The term loan and revolving credit facility are subject to a springing maturity date of April 15, 2028 if CUSA’s 5.25% Senior Notes due 2028 have not been paid or refinanced as required under the Credit Agreement prior to such date, as more specifically described in the Credit Agreement.

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

Pursuant to the 2024 Amendment noted above, interest on the term loan accrues, at CUSA's option, at either (i) a rate determined by reference to the secured overnight financing rate (“SOFR”) as published by CME Group Benchmark Administration Limited and identified by Barclay's Bank PLC (the Administrative Agent) as the forward-looking term rate based on SOFR for a period of 1, 3, or 6 months (depending upon the Interest Period (as defined in the Credit Agreement) chosen by CUSA) (the “Term SOFR Rate”), subject to a floor of 0.50% per annum, plus an applicable margin of 3.25% per annum, or (ii) for any day, a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Reserve Bank of New York Rate in effect on such day, plus 1/2 of 1.00% and (c) the Term SOFR Rate for a one month Interest Period, as published two U.S. Government Securities Business Days prior to such day (or if such day is not a U.S. Government Securities Business Day, the immediately preceding U.S. Government Securities Business Day), plus 1.00% (this clause (ii), the "Alternate Base Rate"), subject in the case of this clause (ii) to a floor of 1.50% per annum, plus, in the case of this clause (ii), an applicable margin of 2.25% per annum effective.

Interest on revolving credit loans accrues, at CUSA's option, at either (i) the Term SOFR Rate plus an applicable margin that ranges from 3.00% to 3.50% per annum, or (ii) the Alternate Base Rate, subject, in the case of this clause (ii) to a floor of 1.00% per annum, plus, in the case of this clause (ii), an applicable margin that ranges from 2.00% to 2.50%. The applicable margin with respect to revolving credit loans is a function of the Consolidated Net Senior Secured Leverage Ratio as defined in the Credit Agreement. As of September 30, 2024, the applicable margin was 3.00%, however, there were no borrowings outstanding under the revolving line of credit. In addition, CUSA is required to pay a commitment fee on the revolving line of credit that accrues at a rate ranging from 0.20% to 0.375% per annum of the daily unused portion of the revolving line of credit. The commitment fee rate is a function of the Consolidated Net Senior Secured Leverage Ratio and was 0.20% at September 30, 2024.

CUSA’s obligations under the Credit Agreement are guaranteed by Holdings and certain subsidiaries of Holdings other than CUSA (the “Other Guarantors”) and are secured by security interests in all of CUSA, and substantially all of Holdings’ and the Other Guarantors’ personal property.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on the ability of Holdings, CUSA and their subsidiaries to: merge, consolidate, liquidate, or dissolve; sell, transfer or otherwise dispose of assets; create, incur or permit to exist certain indebtedness and liens; pay dividends, repurchase stock and make other Restricted Payments (as defined in the Credit Agreement); prepay certain indebtedness; make investments; enter into transactions with affiliates; and change the nature of their business. At any time that CUSA has revolving credit loans outstanding, it is not permitted to allow the Consolidated Net Senior Secured Leverage Ratio to exceed 3.5 to 1.0. As of September 30, 2024, there were no revolving credit loans outstanding, and CUSA’s Consolidated Net Senior Secured Leverage Ratio was below zero.

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

The Restricted Payments covenant, as defined in the Credit Agreement generally does not limit the ability of Holdings and its subsidiaries to pay dividends and make other Restricted Payments if the Consolidated Net Total Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 2.75 to 1.00. If the Consolidated Net Total Leverage Ratio is greater than 2.75 to 1.00, but not greater than 5.00 to 1.00, Restricted Payments generally may be made in an aggregate amount not to exceed the Available Amount (as defined in the Credit Agreement), which is a function of CUSA’s Consolidated EBITDA minus 1.75 times its Consolidated Interest Expense (as such terms are defined in the Credit Agreement) and certain other factors as specified in the Credit Agreement. As of September 30, 2024, the Consolidated Net Total Leverage Ratio was 2.14 to 1.00 and the Available Amount was $752.8 million. In addition, the Credit Agreement contains other baskets that allow certain Restricted Payments in excess of the Applicable Amount.

We have three interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the term loan outstanding. See Note 7 to the condensed consolidated financial statements for discussion of the interest rate swaps.

As of September 30, 2024, there was $640.3 million outstanding under the term loan and no borrowings were outstanding under the $125.0 million revolving line of credit. The average interest rate on outstanding term loan borrowings under the Credit Agreement as of September 30, 2024 was approximately 6.9% per annum, after giving effect to the interest rate swap agreements.

7.00% Senior Notes

On July 18, 2024, CUSA issued $500.0 million 7.00% senior unsecured notes, at par (the “7.00% Senior Notes”). The notes will mature on August 1, 2032. Interest on the 7.00% Senior Notes will be payable on February 1 and August 1 of each year, beginning on February 1, 2025. CUSA incurred debt issuance costs of approximately $8.7 million in connection with the issuance, which were recorded as a reduction of long-term debt on the Company’s consolidated balance sheet. Proceeds, net of fees, were used to repay CUSA’s 5.875% $405.0 million aggregate principal amount of Senior Notes due March 2026 (the “5.875% Senior Notes”), as discussed below under 5.875% Secured Notes. The remainder of the net proceeds will be used for general corporate purposes.

The notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of CUSA’s subsidiaries, or its guarantors, that guarantee, assume or in any other manner become liable with respect to any of CUSA’s or its guarantors’ other debt. If CUSA cannot make payments on the 7.00% Senior Notes when they are due, CUSA’s guarantors must make them instead. The 7.00% Senior Notes and the guarantees are senior unsecured obligations and rank equally in right of payment with all of CUSA’s and its guarantor’s existing and future senior debt, including the 5.25% senior notes due 2028 and all borrowings under CUSA’s Credit Agreement. The notes and the guarantees will be structurally subordinated to all existing and future debt and other liabilities of CUSA’s non-guarantor subsidiaries. The notes and the guarantees will be structurally senior to the 4.50% convertible senior notes due 2025, and all future debt, if any, issued by Holdings that is not guaranteed by CUSA or any of its subsidiaries.

CUSA may redeem the 7.00% Senior Notes in whole or in part at any time on or after August 1, 2027 at redemption prices set forth in the indenture governing the 7.00% Senior Notes, plus accrued and unpaid interest, if any, on the 7.00% Senior Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on August 1 of the years indicated below:

Percentage of Principal Amount
2027	103.50%
2028	101.75%
2029 and Thereafter	100.00%

Prior to August 1, 2027, CUSA has the option to redeem all or a portion of the 7.00% Senior Notes at a price equal to 100.0% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a make-whole premium. In addition, prior to August 1, 2027, CUSA may redeem up to 40% of the aggregate principal amount of the 7.00% Senior Notes with funds in an amount equal to the net proceeds of certain equity offerings at a redemption price equal to 107.0% of the principal amount of the 7.00% Senior Notes redeemed, plus accrued and unpaid interest, if any, as long as (i) at least 60% of the principal amount of the 7.00% Senior Notes outstanding issued under the indenture governing the 7.00% Senior Notes (including any additional notes) remains outstanding immediately after each such redemption and (ii) the redemption occurs within 120 days of the date of the closing of such equity offerings.

The indenture governing the 7.00% Senior Notes contains covenants that limit, among other things, the ability of CUSA and certain of its subsidiaries to (1) incur or guarantee additional indebtedness, (2) pay dividends or distributions on, or redeem or repurchase, capital stock and make other restricted payments, (3) make certain investments, (4) engage in certain transactions with affiliates, (5) incur or assume certain liens, and (6) consolidate, merge or transfer all or substantially all of its assets. Additionally, upon a change in control, as defined in the indenture governing the 7.00% Senior Notes, CUSA would be required to make an offer to repurchase all of the 7.00% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase.

5.875% Senior Notes

On March 16, 2021, CUSA issued $405.0 million aggregate principal amount of 5.875% senior notes due 2026, at par value (the “5.875% Senior Notes”). Interest on the 5.875% Senior Notes was payable on March 15 and September 15 of each year. The 5.875% Senior Notes were scheduled to mature on March 15, 2026.

Concurrently with the 7.00% Senior Notes bond offering discussed above, on July 9, 2024, CUSA commenced a cash tender offer to purchase any and all of CUSA’s 5.875% Senior Notes. On July 18, 2024, CUSA completed the tender of $345.3 aggregate principal amount of the notes. After the expiration of the tender offer, $59.7 million aggregate principal amount of the 5.875% Senior Notes remained outstanding.

On September 19, 2024, CUSA, as permitted by the terms of the indenture governing the 5.875% Senior Notes, irrevocably deposited non-callable U.S. government treasury securities with a trustee in an amount sufficient to fund the repayment of the remaining $59.7 million principal amount of the 5.875% Senior Notes on March 15, 2025 (the “Redemption Date”) at 100% of the principal amount plus accrued and unpaid interest thereon. After the deposit of such funds with the trustee, CUSA’s obligations under the indenture with respect to the 5.875% Senior Notes were satisfied and discharged and the transaction was accounted for as a debt extinguishment.

As a result of the debt extinguishment CUSA recognized a loss of $3.0 related to the write-off of unamortized debt issuance costs as well as legal and other fees incurred in connection with the transactions, which is reflected in “Loss on debt amendments and extinguishments” in the Company’s condensed consolidated statement of income for the three and nine months ended September 30, 2024. See Note 7 to the condensed consolidated financial statements for a discussion of the satisfaction and discharge of the 5.875% Senior Notes completed on September 19, 2024.

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

Borrowing of International Subsidiaries

In August, 2024, one of the Company’s international subsidiaries paid off its outstanding bank loan. The bank loan was scheduled to mature in January 2029.

Covenant Compliance

The indentures governing the 7.00% Senior Notes and the 5.25% Senior Notes ("the indentures") contain covenants that limit, among other things, the ability of CUSA and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of September 30, 2024, CUSA could have distributed up to approximately $3.9 billion to its parent company and sole stockholder, Holdings, under the terms of the indentures, subject to its available cash and other borrowing restrictions outlined in the indentures. Upon a change of control, as defined in the indentures, CUSA would be required to make an offer to repurchase the 7.00% Senior Notes and the 5.25% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indentures allow CUSA to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of September 30, 2024 was 5.1 to 1.

See discussion of dividend restrictions and the net senior secured leverage ratio under the Credit Agreement at Senior Secured Credit Facility above.

As of September 30, 2024, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The Company currently has variable rate debt. An increase or decrease in interest rates would affect its interest expense related to this variable rate debt. At September 30, 2024, we had an aggregate of $190.3 million of variable rate debt outstanding, after giving effect to the interest rate swaps. Based on the interest rates in effect on the variable rate debt outstanding at September 30, 2024, a 100 basis point increase in market interest rates would increase our annual interest expense by $1.9 million.

The tables below provide information about Holdings' and CUSA’s fixed rate and variable rate long-term debt agreements as of September 30, 2024. The Company has three interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the Company’s term loan debt. See Interest Rate Swap Agreements below. Holdings’ long-term debt agreements include fixed rate and variable rate long-term debt of CUSA, which is guaranteed by Holdings.

Holdings Debt

	Expected Maturity for the Twelve Months Ending September 30,								Average
	(in millions)								Interest
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value	Rate
Fixed rate	$460.0	$—	$—	$765.0	$—	$950.0	$2,175.0	$2,643.0	5.7%
Variable rate	6.4	6.4	6.4	6.4	6.5	158.2	190.3	191.0	7.9%
Total debt (1)	$466.4	$6.4	$6.4	$771.4	$6.5	$1,108.2	$2,365.3	$2,834.0	5.9%
(1)
Amounts are presented before adjusting for debt issuance costs.

CUSA Debt

	Expected Maturity for the Twelve Months Ending September 30,								Average
	(in millions)								Interest
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value	Rate
Fixed rate	$—	$—	$—	$765.0	$—	$950.0	$1,715.0	$1,729.1	6.1%
Variable rate	6.4	6.4	6.4	6.4	6.5	158.2	190.3	191.0	7.9%
Total debt (1)	$6.4	$6.4	$6.4	$771.4	$6.5	$1,108.2	$1,905.3	$1,920.1	6.3%
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

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2024, under the supervision and with the participation of Holdings’ and CUSA’s principal executive officer and principal financial officer, Holdings and CUSA carried out an evaluation required by the Exchange Act of the effectiveness of the design and operation of their respective disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, Holdings’ and CUSA’s principal executive officer and principal financial officer concluded that, as of September 30, 2024, each of Holdings’ and CUSA’s respective disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by each of Holdings and CUSA in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to Holdings’ and CUSA’s management, including Holdings’ and CUSA’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in Holdings’ and CUSA’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, Holdings’ and CUSA’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) In the third quarter of 2024, Holdings purchased shares of its common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan
July 1 through July 31	1.27	$21.13	—	—
August 1 through August 31	—	$—	—	—
September 1 through September 30	—	$—	—	—
Total	1.27		—	—

(1) Represents shares of Holdings’ common stock (in thousands) repurchased in July, August and September of 2024 to satisfy employee tax-withholding obligations upon vesting in restricted stock and performance stock units. See Note 10 to the condensed consolidated financial statements.

For a description of limitations on the payment of Holdings’ dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Item 5. Other Information

Adoption of Rule 10b5-1 Trading Plans

On August 22, 2024, Mark Zoradi, a member of our Board of Directors, adopted a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The plan was adopted to facilitate the orderly sale of shares of the Company’s common stock for personal financial planning purposes. The material terms of the plan are as follows:

•
Name and Title: Mark Zoradi, Director
•
Date of Adoption: August 22, 2024
•
Duration: The plan is set to expire on December 31, 2024
•
Total Amount of Securities: Up to 65,229 shares of the Company’s common stock

The plan is intended to comply with Rule 10b5-1 and provides for the sale of shares at predetermined intervals and prices.

On September 4, 2024, Michael Cavalier, our Executive Vice President – General Counsel and Business Affairs, adopted a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The plan was adopted to facilitate the orderly sale of shares of the Company’s common stock for personal financial planning purposes. The material terms of the plan are as follows:

•
Name and Title: Michael Cavalier, Executive Vice President-General Counsel and Business Affairs
•
Date of Adoption: September 4, 2024
•
Duration: The plan is set to expire on March 7, 2025
•
Total Amount of Securities: Up to 27,897 shares of the Company’s common stock

The plan is intended to comply with Rule 10b5-1 and provides for the sale of shares at predetermined intervals and prices.

On September 6, 2024, Melissa Thomas, our Executive Vice President-Chief Financial Officer, adopted a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The plan was adopted to facilitate the orderly sale of shares of the Company’s common stock for personal financial planning purposes. The material terms of the plan are as follows:

•
Name and Title: Melissa Thomas, Executive Vice President-Chief Financial Officer
•
Date of Adoption: September 6, 2024
•
Duration: The plan is set to expire on September 14, 2025
•
Total Amount of Securities: Up to 36,000 shares of the Company’s common stock

The plan is intended to comply with Rule 10b5-1 and provides for the sale of shares at predetermined intervals and prices.

On September 6, 2024, Sean Gamble, our President and Chief Executive Officer, adopted a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The plan was adopted to facilitate the orderly sale of shares of the Company’s common stock for personal financial planning purposes. The material terms of the plan are as follows:

•
Name and Title: Sean Gamble, President and Chief Executive Officer
•
Date of Adoption: September 6, 2024
•
Duration: The plan is set to expire on April 18, 2025
•
Total Amount of Securities: Up to 131,750 shares of the Company’s common stock

The plan is intended to comply with Rule 10b5-1 and provides for the sale of shares at predetermined intervals and prices.

Supplemental Schedules Specified by the Senior Notes Indentures

As required by the indentures governing CUSA’s 7.00% Senior Notes and 5.25% Senior Notes, collectively “the senior notes”, CUSA has included in this filing interim financial information for its subsidiaries that have been designated as unrestricted subsidiaries, as defined by the indentures. As required by these indentures, CUSA has included an unaudited condensed consolidating balance sheet and unaudited condensed consolidating statements of income, comprehensive income and cash flows for CUSA. See Liquidity and Capital Resources at Part I - Item 2 for discussion of the senior notes, including relevant covenants and restrictions. The following supplementary schedules separately identify CUSA’s restricted subsidiaries and unrestricted subsidiaries as required by the indentures.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2024

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$575.6	$125.9	$—	$701.5
Other current assets	404.8	(120.0)	(12.9)	271.9
Total current assets	980.4	5.9	(12.9)	973.4
Theatre properties and equipment, net	1,121.2	—	—	1,121.2
Operating lease right-of-use assets, net	969.6	—	—	969.6
Other long-term assets	1,776.5	303.4	(375.2)	1,704.7
Total assets	$4,847.7	$309.3	$(388.1)	$4,768.9
Liabilities and equity
Current liabilities
Current portion of long-term debt	$6.4	$—	$—	$6.4
Current portion of operating lease obligations	211.9	—	—	211.9
Current portion of finance lease obligations	16.4	—	—	16.4
Current income tax payable	1.8	—	—	1.8
Accounts payable and accrued expenses	472.3	—	(12.9)	459.4
Total current liabilities	708.8	—	(12.9)	695.9
Long-term liabilities
Long-term debt, less current portion	2,132.6	—	(262.2)	1,870.4
Operating lease obligations, less current portion	825.7	—	—	825.7
Finance lease obligations, less current portion	94.1	—	—	94.1
Other long-term liabilities and deferrals	421.6	0.6	—	422.2
Total long-term liabilities	3,474.0	0.6	(262.2)	3,212.4
Commitments and contingencies
Equity	664.9	308.7	(113.0)	860.6
Total liabilities and equity	$4,847.7	$309.3	$(388.1)	$4,768.9

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2024

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Revenue	$2,235.2	$—	$—	$2,235.2
Cost of operations
Theatre operating costs	1,659.9	—	—	1,659.9
General and administrative expenses	158.2	—	—	158.2
Depreciation and amortization	148.3	—	—	148.3
Loss on disposal of assets and other	2.0	—	—	2.0
Total cost of operations	1,968.4	—	—	1,968.4
Operating income	266.8	—	—	266.8
Interest expense	(92.9)	—	2.1	(90.8)
Equity in income of affiliates	1.3	10.0	—	11.3
Interest expense - NCM	(16.5)	—	—	(16.5)
Other income	12.7	19.6	(2.1)	30.2
Total other expense	(95.4)	29.6	—	(65.8)
Income before income taxes	171.4	29.6	—	201.0
Income tax (benefit) expense	(73.9)	6.3	—	(67.6)
Net income	245.3	23.3	—	268.6
Less: Net income attributable to noncontrolling interests	2.4	—	—	2.4
Net income attributable to Cinemark USA, Inc.	$242.9	$23.3	$—	$266.2

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2024

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Net income	$245.3	$23.3	$—	$268.6
Other comprehensive loss, net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	(4.0)	—	—	(4.0)
Foreign currency translation adjustments	(14.4)	—	—	(14.4)
Total other comprehensive loss, net of tax	(18.4)	—	—	(18.4)
Total comprehensive income, net of tax	226.9	23.3	—	250.2
Comprehensive income attributable to noncontrolling interests	(2.4)	—	—	(2.4)
Comprehensive income attributable to Cinemark USA, Inc.	$224.5	$23.3	$—	$247.8

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2024

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Operating activities
Net income	$245.3	$23.3	$—	$268.6
Adjustments to reconcile net income to cash used for operating activities	41.6	(5.0)	—	36.6
Changes in assets and liabilities	(16.6)	(9.1)	—	(25.7)
Net cash provided by operating activities	270.3	9.2	—	279.5
Investing activities
Additions to theatre properties and equipment	(90.2)	—	—	(90.2)
Proceeds from sale of assets and other	0.5	—	—	0.5
Proceeds from redemption of common units of NCM	—	0.6	—	0.6
Net cash used for investing activities	(89.7)	0.6	—	(89.1)
Financing activities
Proceeds from issuance of 7.00% Senior Notes	500.0	—	—	500.0
Redemption of 8.75% Secured Notes	(150.0)	—	—	(150.0)
Repayment of 5.875% Senior Notes	(405.0)	—	—	(405.0)
Payment of debt issuance costs	(9.5)	—	—	(9.5)
Payment of fees to amend senior secured credit facility and satisfy and discharge the 5.875% Senior Notes	(1.3)	—	—	(1.3)
Repayments of long-term debt	(11.0)	—	—	(11.0)
Restricted stock withholdings for payroll taxes	(4.4)	—	—	(4.4)
Payments on finance leases	(11.4)	—	—	(11.4)
Other financing activities	(2.1)	—	—	(2.1)
Net cash used for financing activities	(94.7)	—	—	(94.7)
Effect of exchange rate changes on cash and cash equivalents	(6.6)	—	—	(6.6)
Increase in cash and cash equivalents	79.3	9.8	—	89.1
Cash and cash equivalents:
Beginning of year	496.3	116.1	—	612.4
End of year	$575.6	$125.9	$—	$701.5

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

Item 6. Exhibits

10.1

Indenture, dated as of July 18, 2024, among Cinemark USA, Inc., the Guarantors named therein and Truist Bank, as trustee (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s and Cinemark USA, Inc’s Current Report on Form 8-K, File No. 001-33401, filed July 18, 2024).

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
**101

The following material from the combined Cinemark Holdings, Inc. and Cinemark USA, Inc. Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith:

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

CINEMARK HOLDINGS, INC. CINEMARK USA, INC.
Registrants

DATE:	October 31, 2024

/s/ Sean Gamble
Sean Gamble
Chief Executive Officer

/s/ Melissa Thomas
Melissa Thomas
Chief Financial Officer