Form 10-K
period 2024-12-31
Cinemark Holdings, Inc.; CINEMARK USA INC /TX
filed 2025-02-19
CIK 1385280, 885975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

Cinemark Holdings, Inc. Yes ☐ No ☒

Cinemark USA, Inc. Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity owned by non-affiliates of Holdings as of June 30, 2024, computed by reference to the closing price for Holdings’ common stock on the New York Stock Exchange on such date was approximately $2.6 billion (119,443,831 shares held by non-affiliates at a closing price per share of $21.62). Because CUSA is wholly-owned by Holdings and there is no public trading market for its equity securities, CUSA is unable to calculate the aggregate market value of the voting and non-voting common equity owned by non-affiliates.

As of February 12, 2025, 122,303,972 shares of common stock of Cinemark Holdings, Inc. were issued and outstanding.

As of February 12, 2025, 1,500 shares of Class A common stock, $0.01 par value per share, and 182,648 shares of Class B common stock, no par value per share, of Cinemark USA, Inc. were outstanding and held by Cinemark Holdings, Inc.

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Holdings’ definitive proxy statement, in connection with its 2025 annual meeting of stockholders, to be filed within 120 days of December 31, 2024, are incorporated by reference into Part III, Items 10-14, of this annual report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

This combined annual report on Form 10-K includes “forward-looking statements” within the meaning of the federal securities laws, including the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Holdings is a holding company which conducts all of its operations through CUSA and its subsidiaries. The “forward-looking statements” may include our current expectations, assumptions, estimates and projections about the respective business and industry of Holdings and CUSA.

The following are some of the factors that could cause actual results to differ materially from those expected or implied in forward-looking statements:

•
future revenue, expenses and profitability;
•
currency exchange rate and inflationary impacts;
•
general economic conditions in the United States and internationally;
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
•
changes in legislation, government regulations or policies that affect our operations;
•
determinations in lawsuits in which we are a party;
•
impairment of the value of our long-lived assets and goodwill; and
•
extraordinary events beyond our control, such as conflicts, wars, natural disasters, public health crises, labor strikes, or terrorist acts.

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

PART I

Unless the context otherwise requires, all references to “we,” “our,” “us,” “the Company” or “Cinemark” relate to Cinemark Holdings, Inc. and its consolidated subsidiaries. All references to CUSA relate to Cinemark USA, Inc. and its consolidated subsidiaries. Where it is important to distinguish between the entities, the report either refers specifically to Holdings or CUSA. All references to Latin America are to Brazil, Argentina, Chile, Colombia, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia and Paraguay. Unless otherwise specified, all operating and other statistical data is as of or for the year ended December 31, 2024.

Item 1. Business

We are a leader and one of the most geographically diverse operators in the motion picture exhibition industry. As of December 31, 2024, we operated 497 theaters and 5,653 screens in the United States, or “U.S.”, and Latin America. Our U.S. circuit operated 304 theaters and 4,255 screens and our Latin America circuit operated 193 theaters and 1,398 screens across 13 countries. Our significant and diverse presence in the U.S. and Latin America has made us an important distribution channel for movie studios and other content providers. We believe our portfolio of high-quality theaters with multiple platforms and amenities provides a preferred destination for moviegoers and has contributed to our consistent industry-leading results.

As of December 31, 2024, we managed our business under two reportable segments: U.S. markets and international markets. See Note 21 to the consolidated financial statements.

Motion Picture Exhibition Industry Overview

The success of the theatrical exhibition industry is contingent upon several key factors, including the volume of new film content available, which has been impacted by the effects of the COVID-19 pandemic and more recently the 2023 writers’ and actors’ guild strikes (the “Hollywood strikes”), as well as the box office performance of new film content released, the duration of the exclusive theatrical release window, and evolving consumer behavior with competition from other forms of in-and-out-of home entertainment.

Domestic

Preliminary estimates indicate that North American box office revenues were approximately $8.8 billion for 2024, down approximately 3% compared with 2023 and significantly exceeding industry expectations, demonstrating sustained consumer demand for the theatrical experience.

Films released during the year ended December 31, 2024 included Inside Out 2, Deadpool & Wolverine, Wicked, Moana 2, Despicable Me 4, Beetlejuice Beetlejuice, Dune: Part Two, Twisters, Godzilla x Kong: The New Empire, and Kung Fu Panda 4, among other films.

Films scheduled for release in 2025 include Captain America: Brave New World, MEGAN 2.0, Mission: Impossible - The Final Reckoning, How to Train Your Dragon, Jurassic World Rebirth, Superman, Fantastic Four: The First Steps, Wicked: For Good, and Avatar: Fire and Ash, among other films.

International

Preliminary estimates for Latin American box office revenues were approximately $2.1 billion for 2024, down approximately 12% compared with 2023.

Box office performance in Latin America is dependent upon the quantity, quality and timing of Hollywood film product, and to a lesser extent, local film product. Specific to Hollywood content, some topics, characters, and franchises may resonate differently with Latin American audiences, leading certain films to over or under index relative to North America. The performance in Latin American markets is also impacted by political and social conditions, growing populations, and continued retail development.

Drivers of Continued Industry Success

We believe the long-term fundamentals of our industry remain intact:

Consumer Enthusiasm for Theatrical Movie-Going Remains Strong. Sustained consumer enthusiasm to view compelling films in a shared, larger-than-life, cinematic environment continues to be demonstrated across all genres of films, segments of audiences, and periods of the year. Strong box office performance, aligned with film volume recovery and record-setting results of an expansive range of titles across a wide array of film genres further underscores that experiencing captivating film content in a theatrical setting remains an important part of culture and consumer entertainment agendas.

A Theatrical Release Enhances a Film’s Promotional Impact and Overall Asset Value. Theatrical exhibition has long been the primary distribution channel for launching new major motion picture releases. A theatrical release provides an enhanced promotional platform for filmed entertainment content by heightening its exposure, increasing its perceived quality, strengthening recall, and driving greater viewing interest. Furthermore, experiencing content in a shared theatrical environment elevates emotions and engagement with stories and characters, which builds larger brands, franchises, and cultural moments. It generates the initial revenue stream, driving performance in downstream distribution channels, including streaming, which enhances overall asset value.

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

Our Strategy

Our strategic objectives prioritize experiential consumer-based, revenue-generating, and productivity-driving initiatives, including:

Deliver an Extraordinary Guest Experience. We aim to differentiate our theaters through consistent investment in high-demand consumer amenities that provide a larger-than-life, cinematic entertainment experience with top-notch guest service. Examples of amenities include state-of-the-art sight and sound technology, premium large format auditoriums, recliners, and motion seats, as well as expansive food and beverage offerings. We believe our ongoing focus on providing an extraordinary guest experience is a primary factor of our consistent industry-leading results.

Maximize Attendance and Box Office While Expanding Revenue Opportunities. We actively focus on maximizing attendance and box office results through pricing strategies, sophisticated showtime optimization and planning, and the pursuit of alternative content that appeals to a broad consumer base. We also continue to invest in strengthening and leveraging our omni-channel marketing platforms and loyalty programs to expand our audience base, increase moviegoing frequency and strengthen loyalty to our brand. Additionally, we seek to drive ancillary revenue opportunities through expanding the food, beverage and merchandise products we offer, simplifying speed of service through space management improvements and online mobile ordering, and extending the availability of our offerings beyond our theaters via third-party delivery platforms. Furthermore, we look to monetize our facilities with opportunities including game rooms and private events.

Maintain a Disciplined Focus on Productivity and Profitability. We remain disciplined in our pursuit of continuous improvement, seeking opportunities to simplify processes, streamline operations, remove inefficiencies, and drive productivity. Areas of emphasis include further enhancing our workforce management tools and processes, strengthening inventory management, optimizing showtime planning, leveraging strategic sourcing strategies, and expanding automation opportunities. We continue to enhance data management and analytics to strengthen our decisions and maximize our overall potential. Furthermore, as part of our ongoing focus on profitability, we continuously optimize our footprint, assessing our global circuit to ascertain the most advantageous strategies for growth, recalibration, and strengthening of our theaters to deliver sustained long-term returns.

Competitive Strengths

We believe the following strengths allow us to compete effectively and position us well to deliver sustainable growth:

High Quality Assets. For more than a decade, we have made significant investments in our guest experience and prioritized ongoing investments that position Cinemark for continued success. By building new theaters and continually upgrading our existing ones, we ensure a state-of-the-art movie-going experience. Maintaining high-quality assets remains one of our primary objectives going forward and reinforces our dedication to providing an exceptional guest experience.

We offer our guests a premium large format experience through our 294 XD auditoriums, which represents the largest exhibitor-branded premium large format footprint in the world, 16 IMAX auditoriums and six ScreenX auditoriums across our worldwide circuit. Our XD auditoriums offer a premium experience utilizing the latest in digital projection and enhanced custom sound, including Barco Auro-Max 11.1 sound systems in select locations. The XD experience includes wall-to-wall screens, wrap-around sound, plush seating, reclining seats in a majority of our XD auditoriums and a maximum comfort entertainment environment for an immersive experience. A key benefit of our XD strategy includes programming flexibility, as we can show the content of our choice on our XD screens with no additional revenue share component outside of routine film rental. Our ScreenX auditoriums offer a 270-degree viewing experience. The ScreenX technology projects exclusive footage on the side walls of the auditorium during select movie scenes, providing elevated action sequences, breathtaking scenery and heightened emotions.

We are in the early stages of a multi-year project to strategically convert our auditoriums to more energy efficient Barco RGB laser projectors, which provide greater light output than the current technology, further enhancing the movie-going experience. As of December 31, 2024, we have transitioned nearly 20% of our auditoriums globally to the new laser projectors.

We have incorporated Luxury Lounger heated recliner seats into all of our recent domestic new builds and have repositioned many of our existing domestic theaters to offer this premium seating feature. We currently feature these recliner luxury loungers in 69% of our total domestic circuit.

We also have auditoriums that offer seats with immersive cinematic motion, which we refer to as motion seats, in 429 auditoriums throughout our circuit. These motion seats are programmed in harmony with the audio and video content of the film and further immerse guests into the on-screen action.

We offer enhanced food and beverages such as gourmet pizzas, burgers, and sandwiches, and a selection of beer, wine and cocktails, all of which can be enjoyed in the comfort of the auditoriums, at a majority of our theaters. We also offer full bars or dine-in areas in many of our locations and we are continuing to expand these amenities to additional locations. In the U.S., we offer mobile concession ordering at virtually all of our U.S. theaters allowing guests to pre-order select concession products and pick them up at the concession stand upon arrival or have them delivered to their seat. In addition, through third-party delivery partnerships, customers are able to order concession favorites to be delivered to their homes. We also offer mobile concession ordering in all of our Latin American theaters and delivery to seats in a select number of our premier Latin American theaters.

Distinctive Global Footprint. We have a distinctive global footprint with nearly 500 theaters and over 5,600 screens in 14 countries that provide valuable scale, attractive diversification, and access to growth opportunities in under-penetrated markets.

We have a leading market share in most of the U.S. markets we serve, which includes a presence in 42 states. For the year ended December 31, 2024, we ranked either first or second, based on box office revenues, in 21 of our top 25 U.S. markets, including Dallas, the San Francisco Bay Area, Houston, Salt Lake City, Sacramento, Cleveland, Austin and Las Vegas.

We have a significant presence in major cities in Latin America, with theaters in 15 of the 20 largest metropolitan areas in Latin America as of December 31, 2024. We are the largest exhibitor in Brazil and Argentina and have significant market presence in Colombia, Peru and Chile. Our geographic diversity makes us an important global distribution channel for the movie studios.

Balanced Approach to Investment and Capital Allocation. Our balanced and disciplined investment approach centers on thoughtfully and actively pursuing strategic and financially accretive investments including reinvesting in our existing theaters, building new theaters and acquiring quality theaters that will complement our circuit. We have long believed in maintaining a strong balance sheet to enhance flexibility and risk management and ensuring our capital investments earn a solid return. This philosophy has proven to be successful for us over varying economic cycles and industry challenges. We remain disciplined with our cash management and capital resource allocation strategies, while continuing to invest in the long-term health of our circuit.

Industry-Leading Operating Capabilities. Our operating philosophy focuses on creating an extraordinary guest experience, maintaining favorable theater-level economics, controlling operating costs and effectively reacting to changes in economic and market conditions. Our sophisticated operating tools, procedures, and rigor with meaningful strategic advances have led to consistent outperformance of the North American industry in 14 of the past 16 years based on gross box office data for the North American industry as published by Comscore. We remain highly focused on enhancing these operating initiatives to drive efficiencies and maximize our box office performance going forward.

We maintain a sophisticated technology support center that evaluates sight and sound technology and provides technical support to our theaters to ensure a top-notch guest experience.

We also utilize an advanced omni-channel marketing platform with significantly enhanced digital and social capabilities to target audiences and drive attendance.

We continue to leverage strategic pricing mechanics, guided by data analytics on a per-theater basis that aim to maximize attendance, box office, concession incidence, and overall revenue. Additionally, we have implemented a continuous improvement program that drives efficiencies to help offset varied inflationary and supply chain-oriented headwinds. Furthermore, we have enhanced our operating practices to optimize showtimes, staffing, and operating hours theater by theater based on fluctuating weekly demand.

Loyal Customer Base with Extensive Reach. We have established a highly loyal customer base and an extensive marketing reach. Over 24 million members now participate in our global loyalty programs, and we consistently derive approximately 25% of our domestic box office from our over one million paid Movie Club subscription members. Furthermore, we have an addressable reach to over 31 million customers across our global circuit with whom we can actively communicate to spread awareness of upcoming events, deliver unique and personalized offers, and drive increased movie-going frequency.

Experienced Management. Our global management team is comprised of experienced leaders with significant industry experience and proven track records. We have numerous executives with more than 20 years of industry experience, including key department heads, in areas such as Film, Operations, Theater Technology, and Real Estate, as well as each of our general managers of our Latin American countries. Furthermore, our country general managers are local citizens familiar with political, social, cultural and economic factors impacting their country, which enables them to more effectively manage the local business. Our global management team has successfully navigated us through many industry and economic cycles.

Theater Operations

As of December 31, 2024, we operated 497 theaters and 5,653 screens in 42 U.S. states and 13 Latin American countries. We opened our first theater in the U.S. in 1984. We first entered Latin America when we opened a theater in Santiago, Chile in 1993. Since then, through a focused international growth strategy, we have developed into one of the most geographically diverse theater circuits in the region. We have balanced our risk through a diversified international portfolio, which included theaters in 15 of the 20 largest metropolitan areas in Latin America as of December 31, 2024. We are a market leader in Brazil and Argentina, where we are the largest exhibitor. We also have significant market presence in Colombia, Peru and Chile.

The following table summarizes the geographic locations of our theater circuit as of December 31, 2024.

Country	Total Theaters	Total Screens
United States	304	4,255
Brazil	84	615
Argentina	23	199
Colombia	31	185
Chile	20	142
Central America (1)	17	114
Peru	15	115
Bolivia	1	13
Paraguay	2	15
Total	497	5,653
(1)
Includes Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala.

Content

We offer a wide variety of content at our theaters. We monitor upcoming film releases and other content and work diligently with film distributors to license content that we believe will be most successful in our theaters. We play mainstream films from many different genres, such as animated films, family films, dramas, comedies, horror and action films. We offer content in both 2-D and 3-D formats in all of our theaters, and in many locations, we offer either our own premium large format, XD, IMAX or ScreenX. We also offer a format that features motion seats and added sensory features.

We offer a variety of alternative entertainment content for our guests. Examples include concert, sporting and gaming events, as well as art, independent, faith-based, and multicultural foreign language films. In certain Latin American markets where we operate, we also offer local film product to our guests. Additionally, we have the functionality and technological infrastructure to live-stream events via satellite network across our portfolio of theaters in the U.S. and Latin America.

In addition, our joint venture, AC JV, LLC, with Regal Entertainment Group and AMC Entertainment, Inc. provides marketing and distribution of live and pre-recorded entertainment programming to augment theaters’ feature film schedules. AC JV, LLC, referred to as Fathom Entertainment, is the largest distributor of documentaries and inspirational content as well as classic films and performing arts, such as the Metropolitan Opera.

Film and Content Licensing

In the U.S., our corporate film department negotiates with film and content distributors to license content for each of our domestic theaters. Local film personnel in our international offices negotiate with local offices of major film distributors, local film distributors and independent content providers to license films for our international theaters. Film distributors determine film release dates as well as plan and fund the related film marketing campaigns, while we are responsible for scheduling the films at each of our theaters at the optimal showtimes for our guests.

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

Food and Beverage

Concession sales are our second largest revenue source. We have expanded concession sales by enhancing our offerings and adapting to our customers’ changing preferences, as discussed below. We have partnered with major third-party delivery services such as DoorDash, Uber Eats, Grub Hub and 7Now to offer home delivery of our customers’ favorite movie theater snacks from many of our U.S. locations.

Product Mix. Core concession products offered at all of our theaters include various sizes and types of popcorn, soft drinks, frozen carbonated drinks, candy and quickly-prepared or pre-packaged food, such as hot dogs, pizza, pretzel bites, nachos and ice cream. Our food and beverage offerings vary in particular markets based on guest preferences. In many markets, we offer enhanced food and beverage options for our guests including beer, wine and cocktails, freshly-made signature Pizza Hut pizzas, burgers, sandwiches and specialty desserts, as well as some healthier snack options and diverse ethnic foods based on market demographics.

We have dedicated category managers that monitor product sales, new product variations, upcoming content and events, and make adjustments to product mix on a theater-by-theater or market-by-market basis. This approach also allows us to efficiently activate and manage both national or regional product launches and promotional initiatives to further grow food and beverage sales.

New products and promotions are introduced on a regular basis to increase concession purchase incidence from existing consumers as well as to attract new consumers. In all of our domestic theaters and certain international countries, we offer a free loyalty program that routinely offers food and beverage promotions and rewards. Our paid subscription programs allow our guests to receive exclusive concessions discounts.

Innovation. We offer unique movie-themed merchandise to customers both in our theaters and online to enhance their experience and drive incremental revenue. Additionally, we have partnered with strategic suppliers to create an online store that offers unique merchandise to guests across the country from the comfort of their homes. We are also the first major theater exhibition company to partner with Door Dash, Grub Hub, 7Now and Uber Eats, to allow consumers to have many of our concession products delivered to their homes.

Theater Design. Our theaters are designed to optimize the guest purchase experience at the concession stands to facilitate serving guests in an expedited manner. We strategically design large concession stands to heighten visibility, reduce the length of concession lines, and improve traffic flow around the concession stands. We incorporate queue lines, self-serve candy cases, grab-and-go food cases, modern digital menu boards and bottled drink coolers at our concession stands to help provide convenience for our guests, drive impulse purchases and increase product visibility across our core categories. We also have self-service cafeteria-style concession areas in many of our domestic theaters, which allow customers to select their own food and refreshments and proceed to the cash register when they are ready. This design allows for more efficient service and superior visibility of concession items. We also have lobby bars and VIP lounges in many domestic and international theaters that provide guests space to socialize outside of the auditorium.

Our proprietary mobile concession ordering capability allows moviegoers to purchase their cinema snacks in advance and have them waiting to be picked up upon arrival or delivered directly to their seat. This functionality streamlines the guest experience, adding convenience and enhanced guest service for our customers. As of December 31, 2024, mobile concession ordering is available at all of our U.S. theaters. Similarly, guests in our Latin American locations can pre-pay for select concession products online or at kiosks within the theater and pick them up at the concession stand.

Staff Training. Employees are continually trained on proper sales techniques, food safety, preparation and handling, and maintaining the quality of our concession product offerings. Many employees are also certified in food safety protocols and serving alcoholic beverages.

Cost Management. We negotiate concession prices and rebates that are volume or promotional-based directly with our suppliers. Concession products are generally managed through a distribution network, with theaters placing and receiving orders directly through a distributor. We monitor inventory levels at every theater to ensure proper stock levels are maintained to appropriately serve our guests.

Supply chain interruptions and inflationary pressures may impact costs and limit product availability. Our food and beverage costs have been especially susceptible to inflationary pressures in more recent years, particularly for core commodities. In an effort to mitigate these pressures, we focus on identifying alternative products and suppliers as well as implementing strategic pricing actions.

Screen Advertising

Our U.S. theaters are part of the in-theater digital network operated by National CineMedia, LLC (“NCM”). NCM provides advertising to our theaters through its branded “Noovie” pre-show entertainment program and also handles certain lobby promotions and displays for our theaters. We believe that the reach, scope and digital delivery capability of NCM’s network provides an effective platform for national, regional and local advertisers to reach our audiences. We receive a monthly theater access fee for participation in the NCM network, which includes screen rental revenue on a per patron basis and on a revenue share basis depending on the placement of the advertisement.

Throughout our international markets, we have developed our Flix Media brand that handles screen advertising functions in all of our Latin American countries. Our Flix Media marketing personnel work with local agencies and advertisers to coordinate screen advertising in our theaters as well as other theaters in our markets. In addition, we continue to expand Flix Media’s services to include, among other things, alternative content, digital media and other synergistic advertising products.

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

Transforming the digital customer journey has enabled us to more effectively reach movie-goers through targeted and refined search engine optimization and provides the customer a better experience once they are directed to our website or app. We regularly conduct comprehensive analysis of the customer journey on our channels, making updates that reduce clicks and decrease the friction from search to ticket purchase. Ongoing enhancements result in higher traffic volume to our digital channels and increased ticket and concession purchases.

In an effort to more deeply engage with our guests, the visual identity and physical flow of our theaters are regularly assessed. This includes keeping all signage, merchandise, food and beverage vessels and employee attire updated and reflective of the modern experience.

Campaigns and Promotions. We market our theaters and special events, including new theater grand openings, remodel re-openings and VIP events, using email/in-app push messaging, social media communications, digital advertising, and various forms of traditional media advertising. We exhibit previews of coming attractions and current films as part of our on-screen pre-feature program. We offer guests access to movie times, the ability to buy their tickets and reserve their seats in advance, and purchase concessions, merchandise and gift cards at our website www.cinemark.com and via our mobile applications. Guests can subscribe to our emails and push notifications to receive information about current and upcoming films and events at their preferred Cinemark theater(s), including details about upcoming XD movies, advanced ticket sales, screenings, special events, concerts, live broadcasts, contests, promotions, and our latest concessions and merchandise offerings. We partner with film distributors on a regular basis to promote upcoming films through local, regional and national programs, many of which are exclusive to our theaters.

Social Media. In the evolution of our external communication strategy, we are meeting movie-goers where they are and ensuring we are present as they scroll throughout the day. We interact with moviegoers every day on social media platforms, such as Instagram, Facebook, Snapchat, X and TikTok to provide advanced ticketing, promotions, and event information and to monitor and respond to guests’ questions and feedback.

Membership and Loyalty. Our domestic subscription membership program, Movie Club, offers guests a standard monthly ticket credit, waived online fees, member-pricing for a companion ticket and concession and other transaction discounts for their choice of a monthly or annual fixed price. Movie Club is a unique option to reward our loyal guests and allows us to stay informed of frequent moviegoers’ preferences. Movie Club includes a premium tier, Movie Club Platinum, allowing members with a high visit frequency and/or high volume of ticket purchases during the year to earn additional movie ticket credits, receive an increased concessions discount and the ability to purchase additional tickets at a discounted price.

We offer a free domestic loyalty program, Movie Fan, to our guests in the U.S. Movie Fan allows our moviegoers to earn one point for every dollar they spend. Points can then be redeemed for tickets, concession items and discounts. Our loyalty programs are closely monitored, and new strategies are consistently tested to incentivize consumers to prioritize visiting our theaters.

We also have membership and loyalty programs in most of our international markets that either allow customers to pay a monthly or annual fee for a membership card that provides them with certain admissions and concession discounts or that allows guests to earn loyalty points for each purchase. Similar to the Movie Fan program, our points-based international programs offer discounts on movie tickets and concessions.

Our global loyalty programs put us in direct contact with our moviegoers and provide opportunities for us to partner with the studios and our suppliers through targeted promotions.

Competition

We are one of the leaders in the motion picture exhibition industry. We compete against local, regional, national and international exhibitors with respect to attracting guests, licensing films and developing new theater sites. Our primary U.S. competitors include Regal and AMC and our primary international competitors, which vary by country, include Cinépolis, Cine Colombia, CinePlanet, Kinoplex (GSR), UCI, Royal Films and Araujo.

We are generally able to book films at our theaters without regard to the film bookings of other exhibitors. Our success in attracting guests can depend on customer service quality, location, theater capacity, quality of projection and sound equipment, film showtime availability and ticket prices.

We compete for new theater sites with other movie theater exhibitors as well as other entertainment venues. Securing a potential site depends upon factors such as commercial terms, available investment resources, theater design and capacity, revenue potential and financial stability of developers as well as exhibitors.

We face competition from other forms of out-of-home entertainment competing for the public’s leisure time and disposable income, including family entertainment centers, concerts, theme parks and sporting events. We also face competition for guests from a number of alternative film distribution channels, such as streaming services, digital downloads, video on-demand and network television.

Seasonality

Our revenues have historically been seasonal, coinciding with the timing of releases of motion pictures by the major distributors. The most successful motion pictures have historically been released during summer months in the U.S., extending from May to July, and during the holiday season, extending from November through year-end. In our Latin American markets, while Hollywood content has generally similar release dates as in the U.S., local holidays and seasons vary. The unexpected emergence of a hit film during other periods or the failure of an expected success at a key time could impact this seasonality trend. The timing, quantity and quality of film releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or for the same period in the following year.

Corporate Operations

Our global headquarters, referred to as the Cinemark Service Center, or CSC, is located in Plano, Texas. Personnel at the CSC provide oversight and support for our domestic and international theaters and includes our executive team and department heads in charge of film licensing, food and beverage, theater operations, theater construction and maintenance, real estate, human resources, marketing, legal, finance, accounting, tax and information technology. Our U.S. operations are comprised of regions headed by regional vice presidents. We have eight regional offices in Latin America responsible for the local management of theaters in 13 countries as of December 31, 2024 (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are managed out of one Central American regional office). Each regional office is headed by a general manager with additional personnel responsible for film licensing, marketing, human resources, information technology, operations and finance. We have divisional or regional chief financial officers in several of the international countries in which we operate.

Human Capital

Our business is seasonal and therefore, our headcount can vary throughout the year depending on the timing and success of movie releases. We do not have unionized employees within our domestic employee base, however many of our international locations are subject to union contracts.

We currently have approximately 18,800 employees in the U.S., approximately 21% of whom are full-time employees and 79% of whom are part-time employees. We have approximately 10,400 employees in our international markets, approximately 51% of whom are full-time employees and approximately 49% of whom are part-time employees.

In our Purpose, Mission, Vision and Values Statement, our employees form the core of our Cinemark Values. We strive to (i) act with honesty and integrity, (ii) respect and care for each other, our guests, communities, and partners, promoting a positive and inviting environment for all, (iii) continuously challenge the status quo, embrace innovation, and aim to excel in all we do, (iv) provide clean and safe environments for our employees and guests, (v) empower our people to own their roles and take accountability, because every detail matters, and (vi) maintain an unwavering commitment to operational discipline and profitable growth. Guided by our Cinemark Values, we are committed to creating a company where everyone is included and respected, and where we support each other in reaching our full potential. We take pride in the fact that many of our employees, ranging from field employees to executive management, have significant tenure with the Company.

To attract and retain the most qualified talent, we offer competitive benefits, including market-competitive compensation, healthcare benefits, paid time off, parental leave and free movie passes. In the U.S. we also offer a 401(k) retirement savings and investment plan with a generous Company match. Additionally, many of our CSC and international non-theater employees are eligible to work a hybrid schedule. We support the continuous development of professional, technical and leadership skills of our employees by offering tuition assistance, skills development courses and leadership development training in partnership with reputable institutions.

To foster a corporate culture of transparency and collaboration, our senior management regularly conducts “town-hall” style meetings with employees to share, among other matters, the Company’s performance, business conditions and market challenges, strategies and initiatives, and to respond to employee concerns through question-and-answer sessions. Employees in the U.S. are also encouraged to provide feedback about their experience through periodic employee engagement surveys. Specifically, a survey goes out to our theaters twice a year to get a pulse on the employee experience in the field. A separate survey is conducted for employees at the CSC every two years. These voluntary surveys provide overall and department-specific reports and enable us to improve employee experience and culture. We aspire to provide a safe, open and accountable work environment for our employees. As a result of these engagement initiatives, the Company was ranked as one of the top 30 companies to work for by Top Workplaces DFW in 2024. In addition to these engagement initiatives, we also provide a hotline for all employees to report workplace concerns and violations with the option to report on an anonymous basis. We address such concerns and take appropriate actions that uphold our Cinemark Values.

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

Regulations

The distribution of motion pictures is largely regulated by antitrust laws and was the subject of numerous antitrust cases in the past. The manner in which we can license films from certain major film distributors has been influenced by consent decrees and other court orders resulting from these cases. Consent decrees that bound certain major film distributors expired during 2022. These consent decrees required distributors to offer and license films to exhibitors, including Cinemark, on a theater-by-theater and film-by-film basis. Consequently, exhibitors have not entered into long-term arrangements with major distributors but must negotiate for licenses on a theater-by-theater and film-by-film basis. While the consent decrees may no longer be in effect, we are still subject to the antitrust laws, and we do not anticipate a material shift in the way films are licensed.

We are subject to various general regulations applicable to our operations including the Americans with Disabilities Act of 1990, or the ADA, and regulations promulgated by the U.S. Food and Drug Administration and certain state laws that require nutrition labels for certain menu items. Our domestic and international theater operations are also subject to federal, state and local laws governing such matters as data privacy, wages, working conditions, citizenship, health and sanitation requirements, trade compliance, and various business licensing and permitting.

Financial Information About Geographic Areas

We currently have operations in the U.S., Brazil, Argentina, Chile, Colombia, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, and Paraguay, which are reflected in the consolidated financial statements. See Note 21 to the consolidated financial statements for segment information and financial information by geographic area.

Item 1A. Risk Factors

An investment in Holdings’ common stock or Holdings’ or CUSA’s debt securities involves risks and uncertainties, and our actual results and future trends may differ materially from our past or projected future performance. We urge investors to consider carefully the risk factors described below, in addition to the other information contained in this report, in evaluating our Company and our business. It is not possible to identify all risk factors, and additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially impact our business operations.

Risks Related to Our Business, Economic, Market and Operating Conditions

A variety of uncontrollable events may disrupt our businesses, reduce guest attendance, or increase the cost or reduce the profitability of providing our products and services.

Our results of operations can be significantly and adversely affected in the U.S., Latin America or in specific regions as a result of a variety of factors beyond our control, including: health concerns (including as it was by COVID-19 and could be by future health emergencies, endemics, epidemics and pandemics); adverse weather conditions arising from short-term weather patterns or long-term climate change, including catastrophic events or natural disasters such as hurricanes, typhoons, floods, droughts, wildfires and earthquakes; international, political or military developments, including trade and other international disputes and social unrest resulting in supply chain interruptions and increased tariffs and other costs; macroeconomic conditions, including a decline in economic activity, inflation, deflation and foreign exchange rate fluctuations; and terrorist attacks. These events and others, such as fluctuations in energy costs and computer virus attacks, intrusions, ransom ware or other widespread computing or telecommunications failures, may also damage our ability to provide our services. We may have insurance coverage with respect to some, but not all, of these events.

For example, the impact of the COVID-19 pandemic had an unprecedented impact on the theatrical exhibition industry. While the industry has made significant progress in its recovery from the COVID-19 pandemic, our industry and our business continues to be impacted by disruptions in the film production cycle. Most recently, the 2023 Hollywood writers’ and actors’ guild strikes caused film production to be temporarily halted or delayed and new film releases were postponed, resulting in a reduction in the volume of new films available for theatrical exhibition. As a result, we may not generate attendance and revenue from admissions at levels comparable to what we had generated historically.

We obtain insurance against the risk of losses relating to some of these events, generally including certain physical damage to our property and resulting business interruption, certain injuries occurring on our property and some liabilities for alleged breach of legal responsibilities. When insurance is obtained it is subject to deductibles, exclusions, terms, conditions and limits of liability. The types and levels of coverage we obtain vary from time to time depending on our view of the likelihood of specific types and levels of loss compared to the cost of obtaining coverage for such types and levels of loss. We may experience material losses not covered by our insurance. The costs of protecting against such incidents may reduce the results of our operations.

Our business depends on film production and performance.

Our business depends on both the availability of films for exhibition in our theaters and the success of those films in our markets. Reduced volume of film releases, poor performance of films, the disruption in the production of films due to events such as a strike by directors, writers, actors or other industry related unions or guilds, a reduction in financing options for the film distributors, a reduction in the production and marketing efforts of the film distributors to make and promote their films, or the consolidation of major film distributors could have an adverse effect on our business by resulting in fewer patrons and reduced revenue. For example, the May 2, 2023 strike by the Writers Guild of America, which lasted for almost five months, and the July 14, 2023 strike by members of SAG-AFTRA, the union representing television and movie actors, which lasted almost four months, together resulted in a decrease in film content released in late 2023 and 2024 due to production delays that forced studios to push films to 2025 and 2026. Also, while the quantity of new film releases available for theatrical exhibition has continued to improve and led to further recovery from the effects of the COVID-19 pandemic, the volume of film content has not reverted to historical levels. The volume of new films has not, and may not, fully recover to pre-pandemic levels which would materially impact our business. In addition, certain studios have reduced the window for video and digital releases or released films directly to alternative distribution channels such as streaming services. Studios may determine that certain types of film content will not be released for theatrical exhibition in the future and will go straight to streaming platforms, further impacting the quantity of films available.

Our results of operations fluctuate on a seasonal basis.

Our results of operations vary from period to period based upon the quantity and quality of the motion pictures that we show in our theaters. The major film distributors generally release the films they anticipate will be most successful during the summer and holiday seasons. Consequently, we typically generate higher revenue during those periods. In our Latin American markets, while Hollywood content has generally similar release dates as in the U.S., local holidays and seasons vary. The unexpected emergence of a successful film during other periods or the failure of an expected success at a key time could impact this seasonality trend. Due to the dependency on the success of films released from one period to the next, results of operations for one period may not be indicative of the results for future periods.

A deterioration in relationships with content distributors could adversely affect our ability to obtain commercially successful content.

We rely on content distributors to supply a majority of the content shown in our theaters. The distribution business is highly concentrated, with six major film distributors accounting for approximately 84% of U.S. box office revenues and 43 of the top 50 grossing films during 2024. Content distributors license films to exhibitors on a theater-by-theater and film-by-film basis. Consequently, we cannot guarantee a supply of content by entering into long-term arrangements with major distributors. A deterioration in our relationship with any of the major content distributors could adversely affect our ability to obtain commercially successful content and to negotiate favorable licensing terms for such content, both of which could adversely affect our business and operating results.

We face intense competition for patrons and films which may adversely affect our business.

The motion picture exhibition industry is highly competitive. We compete against local, regional, national and international exhibitors in many of our markets. We compete for both patrons and licensing of films. In markets where we do not face nearby competitive theaters, there is a risk of new theaters being built. The degree of competition for patrons is dependent upon such factors as location, theater capacity, presentation quality, film showtime and availability, customer service quality, products and amenities offered, and prices. The principal competitive factors with respect to film licensing include the theater’s location and its demographics, the condition, capacity and grossing potential of each theater, and licensing terms. We also face competition from new concept theaters such as dine-in theaters, tavern style theaters and family entertainment centers that open in close proximity to our conventional theaters. If we are unable to attract patrons or license successful films, our business may be adversely affected.

An increase in competing forms of entertainment or the use of alternative film distribution channels may reduce movie theater attendance and limit revenue growth.

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

The average video and digital release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is available for DVD, was approximately 90 days and digital purchase for ownership

(also known as electronic sell-through) was approximately 74 days for several years prior to the COVID-19 pandemic. During the COVID-19 pandemic, certain studios adopted strategies that reduced, or in some cases eliminated, the release windows. While the dynamic release window has coalesced to around 45 days for major films, select studios may release certain movie titles to their own streaming platforms either simultaneously with theatrical releases or bypass theatrical releases altogether. While this trend has largely diminished over the past three years, studios may reduce or eliminate the windows for certain films. If our guests choose to wait for an in-home release rather than attend a theater to view the film, our business and results of operations, financial condition and cash flows may be adversely impacted.

Our foreign operations are subject to adverse regulations, economic instability and currency exchange risk.

We had 193 theaters with 1,398 screens in 13 countries in Latin America as of December 31, 2024. Brazil represented approximately 8.0% of our consolidated 2024 revenue. Governmental regulation of the motion picture industry in foreign markets differs from that in the U.S. Changes in regulations affecting prices and quota systems requiring the exhibition of locally-produced films may adversely affect our international operations. Our international operations are subject to certain political, economic and other uncertainties generally not encountered by our domestic operations, including risks of severe economic downturns and high inflation. We also face risks of currency fluctuations, hard currency shortages and controls of foreign currency exchange and cash payments to the U.S., all of which could have an adverse effect on the results of our operations and liquidity.

Tight labor market, loss of key personnel, or inability for our workforce to scale as business evolves may negatively impact our operations and operating results.

Labor shortages may affect our ability to hire and retain employees. The success of our business depends on our ability to recruit and retain our theater staff. Without proper staffing, wait times to buy tickets and concessions may be extended and operating hours may be reduced. These conditions could result in a poor guest experience, which could adversely affect future attendance. We could face similar challenges with respect to retaining corporate employees. Losing the services of one or more senior executives, or other key personnel, could adversely affect our ability to execute our business strategies and could have an adverse effect on our business, financial condition, and results of operations, especially if we were unable to timely employ a qualified replacement. Labor shortages could also result in rising wages, affecting our results of operations. We have historically relied on a lean workforce model. To the extent our employees are unable to sustain productivity levels or scale as our business evolves or grows, we may be required to expand our workforce, which could negatively impact our results of operations.

We are subject to impairment losses due to potential declines in the fair value of our assets.

We have a significant amount of long-lived assets. We evaluate long-lived assets for impairment at the theater level. Therefore, if a theater is directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or condition of the areas surrounding the theater, we may record impairment charges to reflect the decline in estimated fair value of that theater.

We also have a significant amount of goodwill and tradename intangible assets. Declines in our stock price or market capitalization, or declines in our attendance due to increased competition, macroeconomic conditions or other factors could result in impairments of goodwill and our intangible assets.

Impairment charges related to our long-lived assets, goodwill or intangible assets could have an adverse effect on our results of operations.

We are subject to uncertainties relating to future expansion plans, including our ability to identify suitable acquisition candidates or new theater site locations, and to obtain financing for such activities on favorable terms or at all.

We have expanded our operations through targeted worldwide theater development and acquisitions. We continue to pursue a strategy of expansion that involves the development of new theaters and may involve acquisitions of existing theaters and theater circuits both in the U.S. and internationally. There is significant competition for new site locations and for existing theater and theater circuit acquisition opportunities. As a result of such competition, we may not be able to secure attractive new site locations or acquire existing theaters or theater circuits on terms we consider acceptable. The pace of our growth may also be impacted by delays in site development caused by other parties. Acquisitions and expansion opportunities may divert a significant amount of management’s time away from the operation of our business. Growth by acquisition also involves risks relating to difficulties in integrating the operations and personnel of acquired companies and the potential loss of key employees of acquired companies. Our potential expansion strategy may not result in improvements to our business, financial condition, profitability or cash flows. Further, our expansion programs may require financing above our existing borrowing capacity and operating cash flows and we may not be able to obtain such financing on acceptable terms, or at all.

Risks Related to Financing and Liquidity

We have substantial long-term lease and debt obligations, which may restrict our ability to fund current and future operations and that restrict our ability to enter into certain transactions.

We have significant long-term debt service obligations and long-term lease obligations. As of December 31, 2024, Holdings had $2,363.7 million in long-term debt obligations, which included $1,903.7 million of CUSA debt and excludes unamortized debt issuance costs and original issue discount. As of December 31, 2024, Holdings and CUSA had $125.3 million in finance lease obligations and $784.0 million in long-term operating lease obligations. The substantial lease and debt obligations could:

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
•
limit our ability to invest in innovations in technology and implement new platforms or concepts in our theaters; and
•
make us more vulnerable to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to our competitors that may have lower debt levels.

Holdings’ and CUSA’s ability to make scheduled payments of principal and interest on their respective indebtedness will depend on our ability to generate positive cash flows and on our future financial results. Our ability to generate positive cash flows is subject to general economic, financial, competitive, regulatory and other factors, some of which are beyond our control. As our industry recovers from the effects of the COVID-19 pandemic and the 2023 writers’ and actors’ guild strikes, we may not be able to generate cash flows at historical levels, or guarantee that future borrowings will be available under our senior secured credit facility, in an amount sufficient to enable us to pay our indebtedness. If our cash flows and capital resources are insufficient to fund our lease and debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to take any of these actions, and these actions may not be successful or permit us to meet our scheduled debt service obligations. Certain actions may be restricted under the terms of our existing or future debt agreements.

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

A lowering or withdrawal of the ratings assigned or a change in outlook to our outstanding debt securities by rating agencies may increase our future borrowing costs and impact our access to capital.

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

If Holdings settles the 4.50% Convertible Senior Notes with cash, or by a combination of cash and shares of its common stock, upon a fundamental change as described in the indenture governing the 4.50% Convertible Senior Notes, Holdings will be required to make cash payments with respect to the 4.50% Convertible Senior Notes being converted. However, Holdings may not have enough available cash or be able to obtain financing at the time it is required to settle the 4.50% Convertible Senior Notes being surrendered or converted. In addition, Holdings’ ability to settle the 4.50% Convertible Senior Notes or to pay cash upon conversion of the 4.50% Convertible Senior Notes is limited by the agreements governing CUSA’s existing indebtedness and may also be limited by law, by regulatory authority or by agreements that will govern future indebtedness. Holdings’ failure to settle the 4.50% Convertible Senior Notes at a time when the repurchase is required by the indenture governing the 4.50% Convertible Senior Notes or to pay cash payable on future conversions of the 4.50% Convertible Senior Notes as required by such indenture would constitute a default under such indenture. A default under the indenture governing the 4.50% Convertible Senior Notes or the fundamental change itself could also lead to a default under agreements governing CUSA’s existing or future indebtedness.

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

Conversion of the 4.50% Convertible Senior Notes may dilute the ownership interest of existing stockholders or may otherwise depress the price of Holdings’ common stock.

The conversion of some or all of the 4.50% Convertible Senior Notes will dilute the ownership interests of existing stockholders to the extent Holdings delivers shares of its common stock upon conversion of any of the 4.50% Convertible Senior Notes. The 4.50% Convertible Senior Notes may from time to time be convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of Holdings’ common stock. In addition, the existence of the 4.50% Convertible Senior Notes may encourage short selling by market participants because the conversion of the 4.50% Convertible Senior Notes could be used to satisfy short positions, or anticipated conversion of the 4.50% Convertible Senior Notes into shares of Holdings’ common stock could depress the price of Holdings’ common stock.

The 4.50% Convertible Senior Notes Hedge Transactions and Warrant Transactions (each as defined below) may affect the value of Holdings’ common stock.

In connection with the pricing of the 4.50% Convertible Senior Notes, Holdings entered into privately negotiated convertible note hedge transactions (the “Hedge Transactions”) with, and sold Warrants (as defined below) to, one or more of the initial purchasers of the 4.50% Convertible Senior Notes or their respective affiliates (the “Option Counterparties”). The Hedge Transactions are expected generally to reduce the potential dilution to Holdings’ common stock upon any conversion of the 4.50% Convertible Senior Notes and/or offset any cash payments Holdings is required to make in excess of the principal amount of converted 4.50% Convertible Senior Notes, as the case may be. Concurrently with entering into the Hedge Transactions, Holdings also entered into separate privately negotiated warrant transactions with Option Counterparties whereby it sold to the Option Counterparties warrants to purchase (subject to the net share settlement provisions set forth therein) up to the same number of shares of Holdings’ common stock, subject to customary anti-dilution adjustments (the “Warrant Transactions” or “Warrants”). The Warrants would separately have a dilutive effect to the extent that the market price per share of Holdings’ common stock exceeds the strike price of any Warrants on the applicable expiration dates unless, subject to the terms of the Warrants, Holdings elects to cash settle the Warrants. In addition, the Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to Holdings’ common stock and/or purchasing or selling Holdings’ common stock or other securities of Holdings in secondary market transactions prior to the maturity of the 4.50% Convertible Senior Notes (and are likely to do so during any observation period related to a conversion of the 4.50% Convertible Senior Notes or following any repurchase of the 4.50% Convertible Senior Notes by us in connection with any fundamental change repurchase date or otherwise). This activity could also cause or avoid an increase or decrease in the market price of Holdings’ common stock.

In addition, if any such Hedge Transactions and Warrants fail to become effective, the Option Counterparties or their respective affiliates may unwind their hedge positions with respect to Holdings’ common stock, which could adversely affect the market price of Holdings’ common stock. The potential effect, if any, of these transactions and activities on the market price of Holdings’ common stock will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of Holdings’ common stock.

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

We are subject to various federal, state and local laws, regulations and administrative practices in the U.S. and internationally. We must comply with laws regulating, among other things, antitrust activities, employment environment, sale of goods and services, health and safety, alcoholic beverages, artificial intelligence, data protection and privacy and Title III of the Americans with Disabilities Act of 1990 (“ADA”) and similar state disability rights laws. Compliance with the ADA and similar disability rights laws requires us as a public accommodation to reasonably accommodate individuals with disabilities. This applies to the construction of new theaters, certain renovations, existing theaters, websites and mobile applications and presentations for the blind, deaf and hard of hearing. Changes in existing laws, regulations or administrative practices or new laws, regulations or administrative practices could have a significant impact on our business.

We may face data protection, data security, and privacy risks in connection with privacy regulation.

Strict data privacy laws regulating the collection, transmission, storage and use of employee data and consumers’ personally identifying information are evolving in the U.S. and other jurisdictions in which we operate. These laws impose compliance obligations for the collection, use, retention, security, processing, transfer and deletion of personally identifiable information of individuals and creates enhanced rights for individuals. These changes in the legal and regulatory environments in the areas of customer and employee privacy, data security, and cross-border data flows could have a material adverse effect on our business, primarily through the impairment of our marketing and transaction processing activities, the limitation on the types of information that we may collect, process, transfer and retain, the resulting costs of complying with such legal and regulatory requirements and defending legal claims alleging noncompliance, and potential monetary forfeitures and penalties for noncompliance.

We may be subject to increased labor and benefits costs.

In the U.S., we are subject to United States federal and state laws governing such matters as minimum wages, working conditions and overtime. We are also subject to union regulations in certain of our international markets, which can specify wage rates as well as minimum hours to be paid to certain employees. As federal and state minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees, but also the wages paid to employees at wage rates that are above minimum wage. Labor market conditions have also driven increases in wages across our labor base and similar increases may continue in the future. Labor shortages, increased employee turnover and health care mandates could also increase our labor costs. This in turn could lead us to increase prices, which could impact our sales. Conversely, if competitive pressures or other factors prevent us from offsetting labor costs by increasing prices, our results of operations may be adversely impacted.

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

Certain provisions of CUSA’s 5.25% senior notes indenture, CUSA’s 7.00% senior notes indenture and CUSA’s senior secured credit facility may have the effect of delaying or preventing future transactions involving a “change of control.” A “change of control” would require us to make an offer to the holders of each of its 5.25% Senior Notes and 7.00% Senior Notes to repurchase all of the outstanding notes at a purchase price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest to the date of purchase. A “change of control” would also be an event of default under CUSA’s senior secured credit facility.

Risks Related to Information Security and Business Disruptions

An information security incident, including a cyber security breach, and our failure to protect our electronically stored data could adversely affect our business or reputation.

We collect, use, store and maintain electronic information and data necessary to conduct our business, including confidential and proprietary information of the company, our customers, and our employees. We also rely on the availability of information technology systems to operate our business, including for communications, receiving and displaying movies, ticketing, guest services, payments, and other general operations. We rely on some of our vendors to store and process certain data and to manage, host, and/or provide some of our information technology systems. Because of the scope and complexity of our information technology systems, our reliance on vendors to provide, support and protect our systems and data, and the constantly evolving cyber-threat landscape, including those involving sophisticated artificial intelligence tools, our information technology systems are subject to the risk of disruption, failure, unauthorized access, cyber-terrorism, human error, misuse, tampering, theft, and other cyber-attacks. These or similar events, whether accidental or intentional, could result in theft, unauthorized access or disclosure, loss, fraudulent or unlawful use of customer, employee or company data, which could harm our reputation or result in a loss of business, as well as remedial and other costs, fines, investigations, enforcement actions or lawsuits. These or similar events could also lead to an interruption in the operation of our systems resulting in business impact, including loss of business. These same factors could also affect our ability to adapt to and comply with changing regulations and contractual obligations applicable to data security and privacy, which are increasingly demanding, both in the United States and in other jurisdictions where we operate. To address these risks, we have adopted security measures and technology, operate a security program, and work continuously to evaluate and improve our security posture. However, the development and maintenance of these systems and programs are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. As such, there can be no assurance that these or similar events will not occur in the future or will not have an adverse effect on our business and results of operations.

In addition to Company-specific cyber threats or events, our business and results of operations could also be impacted by cyber-related events affecting our peers and partners within the entertainment industry, as well as other retail companies. We maintain insurance designed to provide coverage for cyber risks related to what we believe to be adequate and collectible insurance in the event of the theft, loss, fraudulent or unlawful use of customer, employee or company data, but the foregoing events or future events could result in costs and business impacts that may not be covered or may be in excess of any available insurance that we may have procured. As a result, future events could have a material impact on our business and adversely affect our financial condition and results of operations.

Other General Risks

A failure to adapt to future technological innovations could impact our ability to compete effectively and could adversely affect our results of operations.

While we continue to invest in technological innovations, such as laser projectors, motion seats and digital consumer interfaces, new technological innovations continue to impact our industry. If we are unable to respond to or invest in changes in technology and the technological preferences of our customers, we may not be able to compete with other exhibitors or other entertainment venues, which could adversely affect our results of operations.

Legislative or regulatory initiatives related to global warming/climate change concerns may negatively impact our business.

Recently, there has been an increasing focus and continuous debate on global climate change including increased attention from regulatory agencies and legislative bodies. This increased focus may lead to new initiatives directed at regulating an as-yet unspecified array of environmental matters. Legislative, regulatory or other efforts in the U.S. to combat climate change could result in future increases in the cost of raw materials, taxes, transportation and utilities for our vendors and for us which would result in higher operating costs for the Company. Also, compliance of our theaters and accompanying real estate with new and revised environmental, zoning, land-use or building codes, laws, rules or regulations, could have a material and adverse effect on our business. However, we are unable to predict at this time, the potential effects, if any, that any future environmental initiatives may have on our business.

We may be subject to liability under environmental laws and regulations.

We own and operate a large number of theaters and other properties within the U.S. and internationally, which may be subject to various foreign, federal, state and local laws and regulations relating to the protection of the environment or human health. Such environmental laws and regulations include those that impose liability for the investigation and remediation of spills or releases of hazardous materials. We may incur such liability, including for any currently or formerly owned, leased or operated property, or for any site, to which we may have disposed, or arranged for the disposal of, hazardous materials or wastes. Certain of these laws and regulations may impose liability, including joint and several liability, which can result in a liable party being obliged to pay for greater than its share, regardless of fault or the legality of the original disposal. Environmental conditions relating to our properties or operations could have an adverse effect on our business and results of operations and cash flows.

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

Our business, financial condition and results of operations may be adversely impacted by the effects of inflation.

Inflation has the potential to adversely affect our business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the price we charge our guests. Other inflationary pressures could affect wages and the cost and availability of concession supplies. Inflation may further exacerbate other risk factors, including supply chain disruptions and risks related to international operations.

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

Additionally, in Item 1A. Risk Factors, under the heading of Risk Related to Information Security and Business Disruptions, forward-looking cybersecurity threats that could have a material impact on the Company are discussed. Those sections of Item 1A. Risk Factors should be read in conjunction with this Item 1C. Cybersecurity.

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

Item 2. Properties

The following table sets forth a summary of our theaters in U.S. and international markets as of December 31, 2024:

	Leased	Owned
Segment	Theaters	Theaters
U.S.	264	40
International	193	—
Total	457	40

See also Item 1. Business – Theater Operations, for a summary of the geographic locations for our U.S. and international theater circuit as of December 31, 2024.

The Company conducts a significant part of its theater operations in leased properties under noncancelable operating and finance leases with base terms generally ranging from 10 to 25 years. In addition to fixed lease payments, some of the leases provide for variable lease payments and some require the payment of taxes, insurance, common area maintenance and other costs applicable to the property. Some variable lease payments include payments based on a percentage of sales over defined thresholds. Other variable lease payments include payments adjusted periodically for inflation, changes in attendance or changes in average ticket price. The Company can renew, at its option, many of its leases at defined or then market rental rates for various renewal periods. Some leases also provide for escalating rent payments throughout the lease term. See Note 3 to the consolidated financial statements for further discussion of our leases.

In addition to our theater properties, we currently own an office building in Plano, Texas, which is our global headquarters. We lease office space in Frisco, Texas and a warehouse in McKinney, Texas. We also lease office space in seven regions in Latin America for our local office teams.

Item 3. Legal Proceedings

For a discussion of contingencies related to legal proceedings, see Note 20 to the consolidated financial statements, which is hereby incorporated by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Common Stock

Holdings’ common equity consists of common stock, which has traded on the New York Stock Exchange since April 24, 2007 under the symbol “CNK.”

As of December 31, 2024, there were approximately 640 holders of record of Holdings’ common stock and there were no other classes of stock issued and outstanding.

Dividend Policy

Holdings, at the discretion of its board of directors and subject to applicable law, may pay regular quarterly dividends on its common stock. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, debt agreement restrictions, forecasted earnings and cash flows, as well as other relevant factors. In March 2020, the Holdings board of directors suspended its dividend in response to the impacts of the COVID-19 pandemic. See Note 23 to the consolidated financial statements for details of the dividend declared by Holdings’ board of directors on February 18, 2025.

CUSA did not pay any cash dividends to Holdings during the years ended December 31, 2022, 2023 and 2024. CUSA’s ability to pay dividends is limited by the terms of its senior notes indentures and its senior secured credit facility, which restrict its ability to pay dividends and the ability of its subsidiaries to pay dividends. The declaration of future dividends will depend upon many factors, including CUSA’s results of operations, financial condition, earnings, capital requirements, limitations in our debt agreements and legal requirements. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources – Financing Activities and Note 13 to the consolidated financial statements for further discussion of dividend restrictions under CUSA’s debt agreements.

Performance Graph

We benchmark our financial performance against AMC Entertainment Holdings, Inc. (AMC) and IMAX Corporation (IMAX), the two other publicly-held companies in our industry with whom we compete for investor capital. The performance graph below sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to Holdings’ stockholders during the five-year period ended December 31, 2024, as well as the corresponding returns on the S&P 500 Index and in each of AMC and IMAX. Holdings’ stock price performance shown in the graph below may not be indicative of future stock performance.

Purchases of Equity Securities

In the fourth quarter of 2024, Holdings purchased shares of its common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan
October 1 through October 31	—	$—	—	—
November 1 through November 30	14.33	$31.57	—	—
December 1 through December 31	—	$—	—	—
Total	14.33		—	—

(1) Represents shares of Holdings’ common stock (in thousands) repurchased by withholding shares in October, November and December of 2024 to satisfy employee tax-withholding obligations upon vesting in restricted stock and performance stock units. See Note 17 to the consolidated financial statements.

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

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes included in this report. This discussion may contain forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties and risks associated with these statements. Discussion regarding our financial condition and results of operations for 2023 compared with 2022 is included in Item 7 of the Company’s 2023 Annual Report on Form 10-K filed on February 16, 2024.

Overview

We are a leader in the motion picture exhibition industry, with theaters in the U.S., Brazil, Argentina, Chile, Colombia, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, and Paraguay. As of December 31, 2024, we managed our business under two reportable segments – U.S. markets and international markets. See Note 21 to the consolidated financial statements.

The success of the theatrical exhibition industry is contingent upon several key factors, including the volume of new film content available, which has been impacted by the effects of the COVID-19 pandemic and more recently the Hollywood strikes, as well as the box office performance of new film content released, the duration of the exclusive theatrical release window, and evolving consumer behavior with competition from other forms of in-an-out-of home entertainment.

Revenue and Expenses

We generate revenue primarily from filmed entertainment box office receipts and concession sales, with additional revenue from screen advertising, screen rental and other revenue streams, such as transactional fees, studio trailer placements, meeting rentals and video games located in many of our theaters. Filmed entertainment box office receipts include traditional content from studios as well as alternative entertainment, such as the Metropolitan Opera, documentaries, concert events, live and pre-recorded sports programs and other special events in our theaters. NCM provides our domestic theaters with various forms of in-theater advertising. Our Flix Media subsidiaries provide screen advertising and alternative content for our international circuit and other international exhibitors.

Films released during the year ended December 31, 2024 included Inside Out 2, Deadpool & Wolverine, Wicked, Moana 2, Despicable Me 4, Beetlejuice Beetlejuice, Dune: Part Two, Twisters, Godzilla x Kong: The New Empire, and Kung Fu Panda 4, among other films.

Films scheduled for release in 2025 include Captain America: Brave New World, MEGAN 2.0, Mission: Impossible - The Final Reckoning, How to Train Your Dragon, Jurassic World Rebirth, Superman, Fantastic Four: The First Steps, Wicked: For Good, and Avatar: Fire and Ash, among other films.

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

Concession supplies expense is variable in nature and fluctuates with our concession revenue and also product mix. Inflationary pressures have impacted, and may continue to impact, product costs in the near term. We source products from a variety of partners around the world to minimize supply chain interruptions and manage costs, wherever possible.

Although salaries and wages include a fixed cost component (i.e., the minimum staffing costs to operate a theater facility during non-peak periods), salaries and wages tend to move in relation to anticipated changes in attendance. Staffing levels may vary based on the amenities offered at each location, such as full-service restaurants, bars or expanded food and beverage options. In certain international locations, staffing levels are also subject to local regulations, including minimum hour requirements. Labor market conditions and inflationary pressures have driven increases in wage rates across our labor base and similar increases may continue in the future.

Facility lease expense is primarily a fixed cost at the theater level as most of our facility leases require a fixed monthly minimum rent payment. Certain leases are subject to percentage rent only, while others are subject to percentage rent in addition to their fixed monthly rent if a target annual performance level is achieved. Facility lease expense as a percentage of revenue is also affected by the number of theaters under operating leases, the number of theaters under finance leases and the number of owned theaters.

Utilities and other costs include both fixed and variable costs and primarily consist of utilities, property taxes, property insurance, janitorial costs, credit card fees, third party ticket sales commissions, gift card commissions, repairs and maintenance expenses, security services and projection and sound equipment maintenance expenses.

General and administrative expenses to support the overall management of the Company are primarily fixed in nature. Fixed expenses include salaries, wages and benefits costs for our corporate office personnel, facility expenses for our corporate and other offices, software license and maintenance costs and audit fees. General and administrative expenses include some variable expenses such as incentive compensation, consulting and legal fees, supplies, and other costs that are not specifically associated with the operations of our theaters.

Recent Developments

On February 18, 2025, Holdings’ board of directors approved an annual cash dividend of $0.32 per share of common stock, payable quarterly. The first quarterly dividend will be payable on March 19, 2025 to shareholders of record as of March 5, 2025. The dividend will be paid with cash on hand.

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

Revenue and Expense Recognition

Our patrons have the option to purchase movie tickets well in advance of a movie showtime, right before the movie showtime, or at any point in between those two timeframes depending on seat availability. We recognize such admissions revenue when the showtime for a purchased movie ticket has passed. Concession revenue is recognized when products are sold to the consumer at the theater, or if purchased online in advance, either through the Company’s website, its mobile application or through a third-party delivery service, once the consumer’s order is fulfilled. Other revenue primarily consists of screen advertising, screen rental revenue, promotional income, studio trailer placements, and transactional fees. Except for NCM screen advertising advances which are recognized on a straight-line basis over the term of our ESA as discussed in Note 8 to the consolidated financial statements, these revenues are recognized when we have fulfilled our performance obligations by providing the services specified in each contract.

We sell gift cards and prepaid and discount ticket vouchers, the proceeds from which are recorded as deferred revenue. Deferred revenue for gift cards and ticket vouchers is recognized when they are redeemed for concession items or, if redeemed for movie tickets, when the movie showtime has passed. We generally record breakage revenue on unredeemed gift cards and ticket vouchers based on redemption activity and historical experience with associated unused balances.

We offer a subscription program in the U.S. whereby patrons can pay a monthly or annual fee to receive a monthly credit for use towards a future movie ticket purchase. We also offer subscription fee programs in several of our international locations where customers can pay a monthly or annual fee to receive benefits such as a free monthly ticket. We record the subscription program fees as deferred revenue and record admissions revenue when the showtime for a movie ticket purchased with a credit has passed. We generally record breakage revenue for unused credits based upon redemption of subscription credits and historical experience with the expiration of unused credits.

We have loyalty programs in the U.S. and many of our international locations that either have a prepaid annual fee or award points to customers as purchases are made. For those loyalty programs that have a prepaid annual fee, we recognize the fee collected as other revenue on a straight-line basis over the annual membership period. For those loyalty programs that award points to customers based on their purchases, we record a portion of the original transaction proceeds as deferred revenue based on the number of reward points issued to customers and recognize the deferred revenue when the customer redeems such points. The value of loyalty points issued is based on the estimated fair value of the rewards offered. We record breakage revenue for unredeemed loyalty points based upon redemption of loyalty points and historical experience with the expiration of unused points.

Film rental costs are based on the film licensing arrangements and accrued based on the applicable box office receipts and either: 1) a sliding scale formula, which is generally established prior to the opening of the film, 2) a firm terms formula as negotiated prior to a film’s theatrical run or 3) estimates of the final settlement rate, which occurs at the conclusion of the film’s run. Under a sliding scale formula, we pay a percentage of box office revenues using a pre-determined scale that is based upon box office performance of the film for its full theatrical run. Under a firm terms formula, we pay the distributor a percentage of box office receipts that can either be an aggregate rate for the full theatrical run or rates that decline over the term of the theatrical run. The settlement process allows for negotiation of film rental fees upon the conclusion of the film's theatrical run based upon how the film performs. Estimates are based on the expected success of a film. The success of a film can generally be determined a few weeks after a film is released when the initial box office performance of the film is known. If actual settlements are different than those estimates, film rental cost estimates are adjusted at that time.

Facility lease expense is primarily a fixed cost at the theater level as most of our facility leases require a fixed monthly minimum rent payment. Certain of our leases are subject to monthly percentage rent only, which is accrued each month based on actual revenues. Certain of our other theaters require payment of percentage rent in addition to fixed monthly rent if an annual target revenue level is achieved. Percentage rent expense for these annual payments is estimated and recorded for these theaters on a monthly basis if the theater’s historical performance or forecasted performance indicates that the annual target revenue level will be reached. Once actual annual percentage rent is determinable, the timing of which is based on the respective lease agreement, percentage rent expense estimates are adjusted at that time.

Theater properties and equipment are depreciated using the straight-line method over their estimated useful lives. In estimating the useful lives of our theater properties and equipment, we have relied upon our experience with such assets and our historical replacement period. We periodically evaluate these estimates and assumptions and adjust them as necessary. Leasehold improvements for which we pay, and to which we have title, are amortized over the lesser of their useful life or the respective lease term.

Long-Lived Assets Impairment Evaluations

We review long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We also perform a full quantitative impairment evaluation on an annual basis. We assess many factors to determine whether to impair individual theater assets, including the following:

•
actual theater level cash flows;
•
budgeted or forecasted theater level cash flows;
•
theater property and equipment carrying values;
•
operating lease right-of-use asset carrying values;
•
the age of a recently built theater;
•
change in competitive theaters in the marketplace;
•
the impact of recent theater remodels or other substantial improvements;
•
available lease renewal options; and

•
other factors considered relevant in our assessment of impairment of individual theater assets.

Long-lived assets are evaluated for impairment on a theater level, which we believe is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theater’s useful life. The remainder of the theater’s useful life correlates with the remaining lease period, which may include the probability of the exercise of available renewal periods for leased properties, and the lesser of twenty years or the building’s remaining useful life for owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, we then compare the carrying value of the asset group (theater) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theater), the asset group (theater) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Fair value is determined based on a multiple of cash flows. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples.

See further discussion of our impairment evaluation policy in Note 1 of the consolidated financial statements. See a summary of the impairment charges recorded during the years ended December 31, 2022, 2023 and 2024 in Note 11 to the consolidated financial statements.

Goodwill and Intangible Assets Impairment Evaluations

We evaluate goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable. We evaluate goodwill for impairment at the reporting unit level, which is the U.S. and each of our international countries that has been allocated goodwill (we do not have goodwill recorded for all of our international locations). Under ASC Topic 350, Goodwill, Intangibles and Other, we can elect to perform a qualitative or quantitative impairment assessment of our goodwill. Under our quantitative goodwill impairment analysis, we estimate the fair value of each reporting unit and compare it with its carrying value. Fair value is estimated using (i) a market approach, which considers a multiple of cash flows for each reporting unit based upon public trading and recent transaction valuation multiples as the basis for fair value and (ii) an income approach, which uses a discounted cash flow model incorporating discount rates commensurate with the risks involved as the basis for fair value. Significant judgment, including management’s estimate of future theater level cash flows, is involved in estimating the fair value of a reporting unit. Our estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on projected operating performance of each reporting unit, recent market transactions and current industry trading multiples. Our qualitative assessment considers economic and market conditions, industry trading multiples and the impact of recent developments that would impact the estimated fair values as determined during our most recent quantitative assessment.

Tradename intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. Under ASC Topic 350, we can elect to perform a qualitative or quantitative impairment assessment for our tradename intangible assets. A quantitative tradename impairment assessment includes comparing the carrying values of tradename assets to their estimated fair value. Fair values are estimated by applying an estimated market royalty rate that could be charged for the use of our tradenames to forecasted future revenues, with an adjustment for the present value of such royalties. If the estimated fair value is less than the carrying value, the tradename intangible asset is written down to its estimated fair value. Significant judgment is involved in estimating market royalty rates and long-term revenue forecasts. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected revenue performance and industry trends. Our qualitative assessment considers industry and market conditions and recent developments that may impact the revenue forecasts and other estimates as compared to our most recent quantitative assessment.

See further discussion of our impairment evaluation policy in Note 1 of the consolidated financial statements. See a summary of the impairment charges recorded during the years ended December 31, 2022, 2023 and 2024 in Note 11 to the consolidated financial statements.

Income Taxes

CUSA participates in the consolidated return of Holdings; however, CUSA’s provisions for income taxes are computed on a stand-alone basis. We use an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not that such assets will be realized. Income taxes are provided on unremitted earnings from foreign subsidiaries unless such earnings are expected to be indefinitely reinvested. Income taxes have also been provided for potential tax assessments. The evaluation of an uncertain tax position is a two-step process. The first step is recognition: we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position would be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements result in (1) a change in a liability for income taxes payable or (2) a change in an income tax refund receivable, a deferred tax asset or a deferred tax liability or both (1) and (2). We accrue interest and penalties on uncertain tax positions. See Note 19 to the consolidated financial statements for further discussion of income taxes.

Accounting for Investment in National CineMedia, Inc. and Related Agreements

We have an investment in National CineMedia, Inc., or NCMI. NCMI is a holding company and the sole manager of NCM. NCM operates a digital in-theater network in the U.S. for providing cinema advertising. NCM comprises approximately the entire balance of NCMI’s assets, liabilities and operating cash flows. The Company entered into an Exhibitor Services Agreement, or ESA, with NCM pursuant to which NCM primarily provides screen advertising to its domestic theaters. On February 13, 2007, NCMI completed an initial public offering (“IPO”) of its common stock. In connection with the NCMI IPO, the Company amended its operating agreement and the ESA. At the time of the NCMI IPO and as a result of amending the ESA, the Company received approximately $174 million in cash consideration from NCM. The proceeds were recorded as deferred revenue, or NCM screen advertising advances, and are being amortized over the term of the amended and restated ESA, which expires in February 2041.

The Company also periodically receives consideration in the form of common unit adjustments from NCM. Pursuant to a Common Unit Adjustment Agreement dated as of February 13, 2007 between NCMI and the Company, referred to as the Founding Members, the Company receives annual adjustments to the common membership units primarily based on increases or decreases in the number of theater screens operated and the impact of these theaters on total attendance generated by us. The common units received are recorded at estimated fair value as an increase in the Company’s investment in NCM with an offset to deferred revenue or NCM screen advertising advances. The fair value of the common units received is estimated based on the market price of NCMI common stock (Level 1 input as defined in FASB ASC Topic 820, Fair Value Measurement) at the time the common units are determined, adjusted for volatility associated with the estimated time period it would take to convert the common units and register the respective shares.

On April 11, 2023, NCM filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. NCMI continued to manage NCM as the “debtor in possession,” under the jurisdiction of the bankruptcy court and in accordance with the applicable bankruptcy laws and orders of the bankruptcy court. Due to NCM’s bankruptcy proceedings, we reassessed our rights and level of influence over NCM. We determined that effective April 11, 2023, the date NCM filed its bankruptcy petition, we no longer had significant influence over NCM and therefore ceased accounting for our investment in NCMI under the equity method of accounting in the second quarter of 2023. Effective April 11, 2023, we started to account for our investment in NCMI in accordance with the guidance set forth in FASB ASC Topic 321 Investments - Equity Securities, which requires us to measure our investment in common stock of NCMI at fair value and recognize holding gains and losses on the change in the fair market value of our investment in earnings.

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

See Note 8 to the consolidated financial statements for further discussion of our investment in NCMI and the related accounting.

Results of Operations

The following table sets forth, for the periods indicated, the amounts for certain items reflected in operating (loss) income of Holdings along with each of those items as a percentage of revenue.

	Year Ended December 31,
	2022	2023	2024
Operating data (in millions):
Revenue
Admissions	$1,246.9	$1,555.6	$1,522.5
Concession	938.3	1,192.0	1,197.8
Other	269.5	319.1	329.2
Total revenue	$2,454.7	$3,066.7	$3,049.5
Cost of operations (1)
Film rentals and advertising	704.4	865.7	859.6
Concession supplies	169.3	221.3	225.4
Salaries and wages	372.7	403.1	401.8
Facility lease expense	308.3	329.7	325.3
Utilities and other	407.2	466.8	459.4
General and administrative expenses	177.6	198.8	218.1
Depreciation and amortization	238.2	209.5	197.5
Impairment of long-lived and other assets	174.1	16.6	1.5
Restructuring costs	(0.5)	—	—
(Gain) loss on disposal of assets and other	(6.8)	(7.7)	1.6
Total cost of operations	2,544.5	2,703.8	2,690.2
Operating (loss) income	$(89.8)	$362.9	$359.3

Operating data as a percentage of total Revenue:
Revenue
Admissions	50.8%	50.7%	49.9%
Concession	38.2%	38.9%	39.3%
Other	11.0%	10.4%	10.8%
Total revenue	100.0%	100.0%	100.0%
Cost of operations (2)
Film rentals and advertising	56.5%	55.7%	56.5%
Concession supplies	18.0%	18.6%	18.8%
Salaries and wages	15.2%	13.1%	13.2%
Facility lease expense	12.6%	10.8%	10.7%
Utilities and other	16.6%	15.2%	15.1%
General and administrative expenses	7.2%	6.5%	7.2%
Depreciation and amortization	9.7%	6.8%	6.5%
Impairment of long-lived and other assets	7.1%	0.5%	0.0%
Restructuring costs	0.0%	0.0%	0.0%
(Gain) loss on disposal of assets and other	(0.3)%	(0.3)%	0.1%
Total cost of operations	103.7%	88.2%	88.2%
Operating (loss) income	(3.7)%	11.8%	11.8%
Average screen count (3)	5,849	5,803	5,698
Revenue per average screen (in dollars)	$419,675	$528,463	$535,199
(1)
The only difference between components of operating (loss) income for Holdings, as presented above, and those of CUSA is incremental general and administrative expense recognized by Holdings. The following table sets forth, for the periods indicated, the amounts for general and administrative expense, total cost of operations and operating (loss) income of CUSA:

	Year Ended December 31,
	2022	2023	2024
Operating data (in millions):
Cost of operations
General and administrative expenses	$174.6	$195.5	$214.4
Total cost of operations	$2,541.5	$2,700.5	$2,686.5
Operating (loss) income	$(86.8)	$366.2	$363.0
(2)
All costs are expressed as a percentage of total revenue, except film rentals and advertising, which are expressed as a percentage of admissions revenue and concession supplies, which are expressed as a percentage of concession revenue.
(3)
Average screen count is calculated based on the average of month end screen counts.

Comparison of Years Ended December 31, 2024 and December 31, 2023

Year ended December 31, 2024 - The North American Industry box office generated approximately $8.8 billion during 2024, which included Inside Out 2, Deadpool & Wolverine, Wicked, Moana 2, Despicable Me 4, Beetlejuice Beetlejuice, Dune: Part Two, Twisters, Godzilla x Kong: The New Empire, and Kung Fu Panda 4, among other films.

Year ended December 31, 2023 - The North American Industry box office totaled approximately $9.1 billion during 2023, which included the carryover of Avatar: The Way of Water and Puss in Boots: The Last Wish, as well as new blockbuster releases including Barbie, The Super Mario Bros. Movie, Spider-Man: Across the Spider-Verse, Guardians of the Galaxy Vol. 3, Oppenheimer, The Little Mermaid, Ant-Man and the Wasp: Quantumania, John Wick: Chapter 4, Sound of Freedom, and Taylor Swift | The Eras Tour concert film, among other films.

Revenue. The table below, presented by reportable segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Reportable Segment			International Reportable Segment					Consolidated
							Constant Currency (3)
	2024	2023	% Change	2024	2023	% Change	2024	% Change	2024	2023	% Change
Admissions revenue	$1,233.1	$1,236.0	(0.2)%	$289.4	$319.6	(9.4)%	$432.6	35.4%	$1,522.5	$1,555.6	(2.1)%
Concession revenue	969.3	952.0	1.8%	228.5	240.0	(4.8)%	336.9	40.4%	1,197.8	1,192.0	0.5%
Other revenue (1)	234.4	227.3	3.1%	94.8	91.8	3.3%	140.6	53.2%	329.2	319.1	3.2%
Total revenue (1)	$2,436.8	$2,415.3	0.9%	$612.7	$651.4	(5.9)%	$910.1	39.7%	$3,049.5	$3,066.7	(0.6)%
Attendance	122.9	127.7	(3.8)%	78.2	82.1	(4.8)%			201.1	209.8	(4.1)%
Average ticket price (2)	$10.03	$9.68	3.6%	$3.70	$3.89	(4.9)%	$5.53	42.2%	$7.57	$7.41	2.2%
Concession revenue per patron (2)	$7.89	$7.45	5.9%	$2.92	$2.92	—	$4.31	47.6%	$5.96	$5.68	4.9%
(1)
U.S. reportable segment revenue includes eliminations of intercompany transactions with the international reportable segment. See Note 21 to the consolidated financial statements.
(2)
Average ticket price is calculated as admissions revenue divided by attendance. Concession revenue per patron is calculated as concession revenue divided by attendance.
(3)
Constant currency revenue amounts, which are non-GAAP measurements, were calculated using the average exchange rate for the corresponding month for 2023. We translate the results of our international reportable segment from local currencies into U.S. dollars using currency rates in effect at different points in time in accordance with U.S. GAAP. Significant changes in foreign exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international reportable segment to present a period-to-period comparison of business performance that excludes the impact of foreign currency fluctuations.
•
U.S. Attendance decreased 3.8% to 122.9 million patrons in 2024 compared with 127.7 million patrons in 2023 driven by less carryover benefit in the 2024 period from prior year releases and the overall mix of film releases due to the impact of the Hollywood strikes. Average ticket price increased 3.6% to $10.03 during 2024 compared with $9.68 during 2023, driven by strategic pricing initiatives, partially offset by a higher mix of alternative content in 2023 that carried a higher ticket price than traditional films. Concession revenue per patron increased 5.9% to $7.89 during 2024 compared with $7.45 during 2023 primarily driven by strategic pricing actions, product mix and higher incidence rates associated with the film content mix. Other revenue for 2024 increased 3.1% to $234.4 million compared with $227.3 million for 2023 primarily due to an increase in promotional and events revenue and a non-recurring minimum guarantee payment from a third-party service provider, partially offset by a decrease in attendance, which resulted in a reduction in the variable component of other revenue.
•
International. Attendance decreased 4.8% to 78.2 million patrons in 2024 compared with 82.1 million in 2023 driven by less carryover benefit in the 2024 period from prior year releases and the overall mix of film releases due to the impact of the Hollywood strikes. Revenues, average ticket price and concession revenue per patron for our international segment, as reported, were unfavorably impacted by exchange rate fluctuations during 2024. In constant currency, the average ticket price increased 42.2% to $5.53 for 2024 primarily due to inflationary pricing actions. Similarly, in constant currency, concession revenue per patron increased 47.6% to $4.31 for

2024 primarily due to inflationary pricing actions. Other revenue increased 53.2% in constant currency to $140.6 million for 2024 primarily due to inflationary impacts.

Cost of Operations. The table below, presented by reportable segment, summarizes certain of our theater operating costs (in millions) for the years ended December 31, 2024 and 2023.

	U.S. Reportable Segment			International Reportable Segment				Consolidated
						Constant Currency (1)
	2024	2023	% Change	2024	2023	2024	% Change	2024	2023	% Change
Film rentals and advertising	$714.4	$703.6	1.5%	$145.2	$162.1	$220.1	35.8%	$859.6	$865.7	(0.7)%
Concession supplies	174.5	169.1	3.2%	50.9	52.2	74.7	43.1%	225.4	221.3	1.9%
Salaries and wages	335.6	333.8	0.5%	66.2	69.3	103.7	49.6%	401.8	403.1	(0.3)%
Facility lease expense	245.8	246.6	(0.3)%	79.5	83.1	104.9	26.2%	325.3	329.7	(1.3)%
Utilities and other	356.5	355.4	0.3%	102.9	111.4	156.8	40.8%	459.4	466.8	(1.6)%
(1)
Constant currency expense amounts, which are non-GAAP measurements, were calculated using the average exchange rates for the corresponding months for 2023. We translate the results of our international reportable segment from local currencies into U.S. dollars using currency rates in effect at different points in time in accordance with U.S. GAAP. Significant changes in foreign currency exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international reportable segment to present a period-to-period comparison of business performance that excludes the impact of foreign currency fluctuations.
•
U.S. Film rentals and advertising costs for 2024 were 57.9% of admissions revenue compared with 56.9% for 2023 primarily due to an increased concentration of high-grossing titles and the overall mix of film releases. Concession supplies expense for 2024 was 18.0% of concession revenue compared with 17.8% of concession revenue for 2023. The concession supplies rate for 2024 was impacted by inflationary pressures on certain concession categories and a shift in product mix, partially offset by the impact of strategic pricing actions.

Salaries and wages increased 0.5% to $335.6 million compared with $333.8 million for 2023 due to wages and benefits inflation and expanded operating hours, partially offset by lower attendance and the impact of labor productivity initiatives. Facility lease expense, which is primarily fixed in nature, decreased to $245.8 million primarily due to theater closures and lease renegotiations, partially offset by higher percentage rent. Utilities and other costs remained relatively flat at $356.5 million, primarily due to higher credit card fees and utility rates, largely offset by the impact of the decrease in attendance, as many of these costs are variable or semi-variable in nature. A decrease in property taxes also contributed to a decline in utilities and other costs.

•
International. Our international operating costs, as reported, were favorably impacted by exchange rate fluctuations for 2024.

Film rentals and advertising costs were 50.2% of admissions revenue as reported for 2024, compared with 50.7% for 2023 due to the concentration and overall mix of film releases. Concession supplies expense was 22.3% of concessions revenue as reported for 2024 compared with 21.8% of concession revenue for 2023. The increase in the concession supplies rate was primarily driven by inflationary pressures, partially offset by the impact of strategic pricing actions.

Salaries and wages, facility lease expense and utilities and other expenses, as reported, were lower for 2024 as a result of favorable exchange rate fluctuations. In constant currency, salaries and wages increased to $103.7 million for 2024 primarily driven by wage rate inflation, partially offset by labor productivity initiatives and lower attendance. Facility lease expense increased to $104.9 million in constant currency for 2024 primarily due to inflationary increases, partially offset by lower percentage rent. Utilities and other costs increased to $156.8 million in constant currency for 2024 due to inflationary pressures and higher credit card fees, partially offset by the impact of the decrease in attendance, as many of these costs are variable or semi-variable in nature.

General and Administrative Expense. General and administrative expense for Holdings increased to $218.1 million for 2024 compared with $198.8 million for 2023. General and administrative expense attributable to CUSA increased to $214.4 million for 2024 compared with $195.5 million for 2023. The increase for both Holdings and CUSA is primarily due to wages and benefits inflation, increased severance costs, and higher incentive compensation, share-based compensation and related payroll taxes, partially offset by the favorable impact of exchange rate fluctuations.

Depreciation and Amortization. Depreciation and amortization expense decreased to $197.5 million for 2024 from $209.5 million for 2023 due in part to lower levels of capital expenditures post-pandemic, the impairment of assets during 2023 and the favorable impact of exchange rate fluctuations.

Impairment of Long-Lived Assets. We recorded an asset impairment charge of $1.5 million during 2024 related to one international theater that has not demonstrated sufficient recovery since reopening after the temporary COVID-19 related closures. We recorded asset impairment charges of $16.6 million during 2023, including $15.9 million due to the prolonged recovery of certain theaters from the COVID-19 pandemic, and a $0.7 million charge on our investment in NCM as NCMI’s stock price was significantly below the Company’s carrying value of NCM per common unit. See Notes 8 and 11 to the consolidated financial statements.

Loss (gain) on Disposal of Assets and Other. A loss on disposal of assets and other of $1.6 million was recorded during 2024 compared with a gain of $7.7 million during 2023. Activity for 2024 was primarily related to the removal and disposal of equipment at closed theaters. Activity for 2023 was primarily related to the sale of our Ecuador subsidiary in September 2023, the sale of excess real property, and the write-off of operating lease obligations for theaters that were closed during 2023. See Note 7 to the consolidated financial statements for further discussion of the sale of our Ecuador subsidiary.

Interest Expense. Interest expense for Holdings, which includes amortization of debt issuance costs and original issue discount and amortization of accumulated gains for swap amendments, was $144.0 million during 2024 compared with $150.4 million for 2023. The interest expense attributable to CUSA was $119.9 million during 2024 compared with $126.3 million for 2023. The decrease in interest expense was primarily due to the redemption of the remaining principal amount of the 8.75% Secured Notes during May 2024, the extinguishment of the 5.875% Senior Notes during July 2024, the term loan reprice transactions that reduced our margin rate by 50 bps in each of May and November 2024, and the amendment and extension of our interest rate swaps, partially offset by the impact of the issuance of the 7.00% Senior Notes in July 2024. See further discussion in Liquidity and Capital Resources below and Note 13 to the consolidated financial statements.

Interest Income. Interest income for Holdings was $53.2 million during 2024 compared with $55.0 million for 2023. The interest income attributable to CUSA was $40.9 million during 2024 compared with $43.2 million for 2023. The decrease in interest income was primarily due to foreign currency fluctuations partially offset by the impact of higher interest rates on higher average cash and cash equivalents balances in 2024.

Loss on Debt Amendments and Extinguishments. We recorded a loss on amendments and extinguishments of debt of $6.9 million during 2024 compared with $10.7 million for 2023. The loss on amendments and extinguishments of debt for 2024 was related to the repricing amendments of our Credit Agreement, the redemption of the remaining 8.75% Secured Notes, and the extinguishment of the 5.875% Senior Notes. The loss on amendments and extinguishments of debt for 2023 was related to the amendment and extension of our Credit Agreement (as defined below) and the partial redemption of the 8.75% Secured Notes. See further discussion in Liquidity and Capital Resources below.

Foreign Currency Exchange and Other Related Loss. We recorded a foreign currency exchange and other related loss of $9.7 million during 2024 and $28.8 million during 2023. Activity for 2024 and 2023 includes losses of $0.9 million and $12.4 million, respectively, on Blue Chip Swap transactions. Excluding the impact of Blue Chip Swap transactions, the loss on foreign currency exchange is primarily related to currency exchange fluctuations from original transaction dates until cash settlement, See Notes 1 and 15 to the consolidated financial statements for discussion of foreign currency translation and Blue Chip Swap transactions.

Equity in Income of Affiliates. Equity in income of affiliates of $11.9 million was recorded during 2024 compared with $3.6 million during 2023 driven by higher income earned from our investment in AC JV, LLC during 2024 and the absence of a loss from our investment in NCMI, which is now accounted for under the fair value basis of accounting. See Note 8 and Note 9, respectively, to the consolidated financial statements for information about our investment in NCMI and our equity investments.

Net Gain on Investment in NCMI. We recorded a net gain on our investment in NCMI of $11.0 million during 2024 compared with $12.4 million for 2023 as a result of the mark-to-market adjustment of our investment in NCMI under the fair value basis of accounting. See Note 8 to the consolidated financial statements for information about our investment in NCMI.

Income Taxes - Holdings. An income tax benefit of $60.1 million was recorded for 2024 compared with an income tax expense of $29.9 million for 2023. The effective tax rate was approximately (23.8)% for 2024 compared with 13.5% for 2023. The effective tax rate for 2024 was impacted by the release of valuation allowances, primarily consisting of $29.4 million related to certain foreign tax credits, $34.5 million related to certain state net operating losses and $37.0 million related to other federal and state deferred tax assets, as well as a $36.5 million release of valuation allowances in certain foreign jurisdictions. The release of these valuation allowances was the result of the availability of positive evidence related to sustained profitability and cumulative income in the relevant jurisdictions to support the future realizability of deferred tax assets. The effective tax rate for 2023 was favorably impacted by the use of certain foreign tax credits for which valuation allowances had been established in prior periods as well as the release of valuation allowances previously recorded against the net deferred tax assets in certain foreign jurisdictions. We have recorded an income tax receivable of $56.7 million at December 31, 2024 and have paid cash taxes of $45.5 million during the year ended December 31, 2024. See Note 19 to the consolidated financial statements for further discussion of income taxes.

Income Taxes - CUSA. An income tax benefit of $55.8 million was recorded for 2024 compared with an income tax expense of $28.4 million for 2023. The effective tax rate was approximately (20.8)% for 2024 compared with 12.0% for 2023. The effective tax rate for 2024 was impacted by the release of valuation allowances, primarily consisting of $27.4 million related to certain foreign tax credits, $30.8 million related to certain state net operating losses and $37.0 million related to other federal and state deferred tax assets, as well as a $36.5 million release of valuation allowances in certain foreign jurisdictions. The release of these valuation allowances was the result of the availability of positive evidence related to sustained profitability and cumulative income in the relevant jurisdictions to support the future realizability of deferred tax assets. The effective tax rate for 2023 was favorably impacted by the use of certain foreign tax credits for which valuation allowances had been established in prior periods as well as the release of valuation allowances previously recorded against the net deferred tax assets in certain foreign jurisdictions. We have recorded an income tax receivable of $52.3 million at December 31, 2024 and have paid cash taxes of $45.5 million during the year ended December 31, 2024. See Note 19 to the consolidated financial statements for further discussion of income taxes.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenue in cash, mainly through box office receipts and the sale of concessions. Our revenue is generally collected prior to the payment of related expenses; therefore, we have an operating “float” and historically have not required traditional working capital financing. However, our working capital position will fluctuate based on seasonality, the timing and volume of new film content, the timing of interest payments on our long-term debt as well as timing of payment of other operating expenses that are paid annually or semi-annually, such as property and other taxes and incentive compensation. We believe our existing cash and expected cash flows from operations will be sufficient to meet our working capital, capital expenditures, and known contractual obligations for the next twelve months and beyond.

Cash provided by operating activities was $466.0 million for Holdings and $472.8 million for CUSA for the year ended December 31, 2024 compared with $444.3 million for Holdings and $454.8 million for CUSA for the year ended December 31, 2023. The increase in cash provided by operating activities was primarily driven by the timing of payments to vendors for expenses during each period, partially offset by the level of revenue earned during each period.

Investing Activities

Investing activities have been principally related to the development, remodel and enhancement of theaters, which historically have been financed with cash flow from operations and debt financings. Cash used for investing activities was $146.9 million and $131.8 million for the years ended December 31, 2024 and 2023, respectively. Cash used for investing activities increased from 2023 primarily due to the absence of proceeds received from the sale of the Company’s Ecuador subsidiary in September 2023.

Below is a summary of capital expenditures, disaggregated by new and existing theaters, for the years ended December 31, 2023 and 2024 (in millions):

	Year Ended December 31,
	2023	2024
New theaters	$9.1	$12.9
Existing theaters	140.4	137.9
Total capital expenditures	$149.5	$150.8

We operated 497 theaters with 5,653 screens worldwide as of December 31, 2024. Theaters and screens opened and closed during the year ended December 31, 2024 were as follows:

	December 31, 2023	Built	Closed	December 31, 2024
U.S.
Theaters	309	—	5	304
Screens	4,324	—	69	4,255

International
Theaters	192	2	1	193
Screens	1,395	10	7	1,398

Worldwide
Theaters	501	2	6	497
Screens	5,719	10	76	5,653

As of December 31, 2024, we had the following signed new build and expansion commitments:

	Theaters (1)	Screens (1)	Estimated Cost (2)
Expected to open during 2025
U.S.	1	10	$12.8
International	—	4	8.2
Total during 2025	1	14	$21.0

Expected to open subsequent to 2025
U.S.	1	12	$6.3
International	—	—	—
Total subsequent to 2025	1	12	$6.3

Total commitments at December 31, 2024	2	26	$27.3
(1)
Based on the expected theater opening date.
(2)
We expect approximately $21.3 million, $1.2 million, and $4.8 million to be paid during 2025, 2026 and 2027, respectively. The timing of payments is subject to change as a result of construction timing or other delays.

Actual expenditures for continued theater development and remodels are subject to change based upon the availability of attractive opportunities. During the next twelve months and the foreseeable future, we plan to fund capital expenditures for our continued development with cash flow from operations and, if needed, borrowings under our senior secured credit facility, proceeds from debt issuances, sale leaseback transactions and/or sales of excess real estate.

Financing Activities

Cash used for financing activities was $103.1 million and $125.4 million for the years ended December 31, 2024 and 2023, respectively. The cash used for financing activities during the twelve months ended December 31, 2024 was primarily due to the repayment of the 5.875% Senior Notes and the redemption of the remaining 8.75% Secured Notes, partially offset by the issuance of the 7.00% Senior Notes. The cash used for financing activities during the twelve months ended December 31, 2023 included the partial redemption of the 8.75% Secured Notes, partially offset by the net proceeds from the refinancing of the Credit Agreement.

Holdings, at the discretion of its board of directors and subject to applicable law, may pay dividends on its common stock. The amount of the dividends to be paid in the future, if any, will depend upon available cash balances, anticipated cash needs, overall financial condition, loan agreement restrictions as discussed below, and future prospects for earnings and cash flows, as well as other relevant factors. See further discussion in Recent Developments above and Note 23 to the consolidated financial statements.

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

We expect to repay the principal amount of our 4.50% Convertible Senior Notes upon their maturity in August 2025 with cash on hand, and could fund the remainder with cash, shares or a combination thereof. See “4.50% Convertible Senior Notes” below.

Long-term debt for Holdings and CUSA consisted of the following as of December 31, 2023 and 2024 (in millions):

	December 31,
	2023	2024
Cinemark Holdings, Inc. 4.50% convertible senior notes due August 2025	$460.0	$460.0
Cinemark USA, Inc. term loan due May 2030	645.1	638.7
Cinemark USA, Inc. 8.75% senior secured notes due May 2025	150.0	—
Cinemark USA, Inc. 5.875% senior notes due March 2026	405.0	—
Cinemark USA, Inc. 5.25% senior notes due July 2028	765.0	765.0
Cinemark USA, Inc. 7.00% senior notes due August 2032	—	500.0
Other	7.0	—
Total long-term debt carrying value (1)	$2,432.1	$2,363.7
Less: Current portion, net of unamortized debt issuance costs	7.8	464.3
Less: Debt issuance costs and original issue discount, net of accumulated amortization (1)	33.0	29.0
Long-term debt, less current portion, net of unamortized debt issuance costs and original issue discount (1)	$2,391.3	$1,870.4
(1)
The only differences between the long-term debt for Holdings, as presented above, and the long-term debt for CUSA are the $460.0 million 4.50% Convertible Senior Notes due 2025 and the related debt issuance costs. The following table sets forth, as of the periods indicated, the total long-term debt, current portion of long-term debt and debt issuance costs, net of amortization for CUSA:

	December 31,
	2023	2024
Total long-term debt carrying value	$1,972.1	$1,903.7
Less: Current portion	7.8	6.4
Less: Debt issuance costs and original issue discount, net of accumulated amortization	27.5	26.9
Long-term debt, less current portion, net of unamortized debt issuance costs and original issue discount	$1,936.8	$1,870.4

As of December 31, 2024, we had $125.0 million in available borrowing capacity on our revolving line of credit.

As of December 31, 2024, Holdings’ long-term debt obligations, scheduled interest payments on long-term debt, future minimum lease obligations under non-cancelable operating and finance leases, scheduled interest payments under finance leases and other obligations for each period indicated are summarized as follows:

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations (1)	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt (2)	$2,363.7	$466.4	$12.8	$777.8	$1,106.7
Scheduled interest payments on long-term debt (3)	855.1	135.7	228.9	381.3	109.2
Operating lease obligations (4)	1,195.7	266.0	422.9	268.3	238.5
Finance lease obligations (4)	152.9	21.9	44.0	41.7	45.3
Purchase and other commitments (5)	53.9	47.0	6.7	0.2	—
Liability for uncertain tax positions (6)	—	—	—	—	—
Total obligations	$4,621.3	$937.0	$715.3	$1,469.3	$1,499.7
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

	Payments Due by Period
	(in millions)
Contractual Obligations	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	After 5 Years
Long-term debt (2)	$1,903.7	$6.4	$12.8	$777.8	$1,106.7
Scheduled interest payments on long-term debt (3)	834.4	115.0	228.9	381.3	109.2
Liability for uncertain tax positions (6)	—	—	—	—	—
Total obligations	$2,738.1	$121.4	$241.7	$1,159.1	$1,215.9
(2)
Amounts are presented before adjusting for unamortized debt issuance costs and original issue discount.
(3)
Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates in effect on December 31, 2024.
(4)
Amounts include both scheduled principal and interest payments on leases commenced prior to December 31, 2024. Amounts do not include approximately $21.6 million of payments under signed lease agreements which have not commenced and the timing of which cannot be reasonably estimated. See Note 3 to the consolidated financial statements for discussion of lease obligations.
(5)
Includes estimated capital expenditures associated with the construction of new theaters and other capital expenditures to which we were committed as of December 31, 2024, obligations under employment agreements, which are our only contractual human capital costs, and contractual purchase commitments.
(6)
The long-term portions of Holdings’ and CUSA’s liability for uncertain tax positions of $51.5 million is not included above because we cannot make a reliable estimate of the timing of the related cash payments. There were no amounts recorded for short-term uncertain tax positions on the consolidated balance sheets of either Holdings or CUSA as of December 31, 2024.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

4.50% Convertible Senior Notes

On August 21, 2020, Holdings issued $460.0 million of 4.50% convertible senior notes (the “4.50% Convertible Senior Notes”). The 4.50% Convertible Senior Notes will mature on August 15, 2025, unless earlier repurchased or converted. Interest on the notes is payable on February 15 and August 15 of each year.

Holders of the 4.50% Convertible Senior Notes may convert their 4.50% Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding May 15, 2025 only under the following circumstances: (1) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Holdings’ common stock and the conversion rate on each such trading day; (2) if Holdings distributes to all or substantially all stockholders (i) rights options or warrants entitling them to purchase shares at a discount to the recent average trading price of its common stock (including due to a stockholder rights plan) or (ii) Holdings’ assets or securities or rights, options or warrants to purchase the same with a per share value exceeding 10% of the trading price of Holdings’ common stock; or (3) upon the occurrence of specified corporate events as described further in the indenture. Prior to May 15, 2025, holders may convert their 4.50% Convertible Senior Notes during any calendar quarter (and only during such calendar quarter), if the last reported sale price of Holdings’ common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to $18.66 per share, on each applicable trading day. The closing price of Holdings' common stock exceeded $18.66 per share (130% of the initial conversion price of $14.35 per share) during at least 20 of the last 30 trading days of the quarter ended December 31, 2024 and, therefore, the 4.50% Convertible Senior Notes will be convertible during the first quarter of 2025. Beginning May 15, 2025, holders may convert their 4.50% Convertible Senior Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion of the 4.50% Convertible Senior Notes, Holdings will deliver cash, shares of its common stock or a combination of cash and shares of its common stock, at its election.

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

Concurrently with the issuance of the 4.50% Convertible Senior Notes, Holdings entered into privately negotiated convertible note hedge transactions (the “Hedge Transactions”), with one or more of the initial purchasers of the 4.50% Convertible Senior Notes or their respective affiliates (the “Option Counterparties”). The Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the 4.50% Convertible Senior Notes, the number of shares of Holdings’ common stock that will initially underlie the aggregate amount of the 4.50% Convertible Senior Notes, which initially gives Holdings the option to purchase approximately 32.0 million shares of its common stock at a price of approximately $14.35 per share. The Hedge Transactions are generally expected to reduce potential dilution to Holdings’ common stock upon any conversion of the 4.50% Convertible Senior Notes and/or offset any cash payments we may be required to make in excess of the principal amount of converted 4.50% Convertible Senior Notes, as the case may be.

Concurrently with entering into the Hedge Transactions, Holdings also entered into separate privately negotiated warrant transactions with Option Counterparties (the “Warrant Transactions”), whereby Holdings sold to Option Counterparties warrants to purchase (subject to the net share settlement provisions set forth therein) up to the same number of shares of Holdings’ common stock, subject to customary anti-dilution adjustments (the “Warrants”). The Warrants could separately have a dilutive effect to the extent that the market value per share of Holdings’ common stock exceeds the strike price of the Warrants on the applicable expiration dates unless, subject to the terms of the Warrants, Holdings elects to cash settle the Warrants. The Warrants initially give the Option Counterparties the option to purchase approximately 32.0 million shares at a price of approximately $22.08 per share. The economic effect of these transactions is to effectively raise the strike price of the 4.50% Convertible Senior Notes to approximately $22.08 per share of Holdings’ common stock. The Warrants expire 1/80th per trading day between November 15, 2025 and March 12, 2026. Holdings received $89.4 million in cash proceeds from the Warrant Transactions, which were used along with proceeds from the 4.50% Convertible Senior Notes, to pay approximately $142.1 million to enter into the Hedge Transactions. The cash proceeds from the Warrant Transactions were recorded as additional paid-in-capital in the Company’s Consolidated Statement of Equity.

Together, the Hedge Transactions and the Warrants are intended to reduce the potential dilution from the conversion of the 4.50% Convertible Senior Notes. The Hedge Transactions and Warrants are recorded in equity and are not accounted for as derivatives, in accordance with applicable accounting guidance.

The 4.50% Convertible Senior Notes are effectively subordinated to any of Holdings’, or its subsidiaries’, existing and future secured debt to the extent of the value of the assets securing such indebtedness, including obligations under the Credit Agreement. The 4.50% Convertible Senior Notes are structurally subordinated to all existing and future debt and other liabilities of our subsidiaries, including trade payables, and including CUSA’s 5.25% Senior Notes due 2028 and its 7.00% Senior Notes due 2032, or, collectively, CUSA’s senior notes (but excluding all obligations under the Credit Agreement which are guaranteed by Holdings). The 4.50% Convertible Senior Notes rank equally in right of payment with all of Holdings’ existing and future unsubordinated debt, including all obligations under the Credit Agreement, which is guaranteed by Holdings, and senior in right of payment to any future debt that is expressly subordinated in right of payment to the 4.50% Convertible Senior Notes. The 4.50% Convertible Senior Notes are not guaranteed by any of Holdings’ subsidiaries.

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

CUSA received $632.7 million net proceeds from the amendment, which were used to fund the $628.3 million repayment of the term loan outstanding under the Credit Agreement prior to the amendment and restatement and accrued interest thereon, and for other general corporate purposes.

The amended term loan was issued net of an original issue discount of $9.8 million. CUSA also incurred a total of approximately $10.1 million in debt issuance costs in connection with the amendment, which are reflected in the consolidated financial statements as follows: (i) $7.5 million in debt issuance costs were capitalized and are reflected as a reduction of “Long-term debt, less current portion” on the Company’s consolidated balance sheet; and (ii) $2.1 million of fees paid to lenders and $0.5 million of legal and other fees are included in “Loss on debt amendments and extinguishments” in the Company’s consolidated statement of income for the year ended December 31, 2023. As a result of the amendment, CUSA also wrote-off $4.7 million of unamortized debt issuance costs associated with exiting lenders of the refinanced Credit Agreement.

On May 28, 2024, CUSA amended and restated its Credit Agreement to reduce the rate at which the term loan bears interest by 0.50% and reset the 101% soft call for another six months. On November 29, 2024, CUSA further amended and restated its Credit Agreement to reduce the rate by an additional 0.50% and reset the 101% soft call for another six months. The May 2024 and November 2024 amendments are collectively referred to as the 2024 Amendments. See below for additional discussion of interest rates on the term loan.

CUSA incurred a total of approximately $2.1 million in debt issuance costs in connection with the 2024 Amendments, which are reflected in the consolidated financial statements as follows: (i) $1.6 million in debt issuance costs were capitalized and are reflected as a reduction of “Long-term debt, less current portion” on the Company’s consolidated balance sheet; and (ii) $0.5 million of legal and other fees are included in “Loss on debt amendments and extinguishments” in the Company’s consolidated statement of income for the year ended December 31, 2024. As a result of the 2024 Amendments, CUSA also wrote-off $2.4 million of unamortized debt issuance costs and original issue discount associated with exiting lenders of the amended Credit Agreement, which is reflected in “Loss on debt amendments and extinguishments” in the Company’s consolidated statement of income for the year ended December 31, 2024.

As of December 31, 2024, there was $638.7 million outstanding under the term loan and no borrowings were outstanding under the $125.0 million revolving line of credit. Under the Credit Agreement, quarterly principal payments of $1.6 million are due on the term loan through March 31, 2030, with a final principal payment of the remaining unpaid principal due on May 24, 2030.

Subsequent to the 2024 Amendments noted above, interest on the term loan accrues, at CUSA's option, at either (i) a rate determined by reference to the secured overnight financing rate (“SOFR”) as published by CME Group Benchmark Administration Limited and identified by Barclay's Bank PLC (the Administrative Agent) as the forward-looking term rate based on SOFR for a period of 1, 3, or 6 months (depending upon the Interest Period (as defined in the Credit Agreement) chosen by CUSA) (the “Term SOFR Rate”), subject to a floor of 0.50% per annum, plus an applicable margin of 2.75% per annum, or (ii) for any day, a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Reserve Bank of New York Rate in effect on such day, plus 1/2 of 1.00% and (c) the Term SOFR Rate for a one month Interest Period, as published two U.S. Government Securities Business Days prior to such day (or if such day is not a U.S. Government Securities Business Day, the immediately preceding U.S. Government Securities Business Day), plus 1.00% (this clause (ii), the “Alternate Base Rate”), subject in the case of this clause (ii) to a floor of 1.50% per annum, plus, in the case of this clause (ii), an applicable margin of 1.75%. The average interest rate on outstanding term loan borrowings under the Credit Agreement as of December 31, 2024 was approximately 6.3% per annum, after giving effect to the interest rate swap agreements discussed below.

Interest on revolving credit loans accrues, at CUSA's option, at either (i) the Term SOFR Rate plus an applicable margin that ranges from 3.00% to 3.50% per annum, or (ii) the Alternate Base Rate, subject, in the case of this clause (ii) to a floor of 1.00% per annum, plus, in the case of this clause (ii), an applicable margin that ranges from 2.00% to

2.50%. The applicable margin with respect to revolving credit loans is a function of the Consolidated Net Senior Secured Leverage Ratio as defined in the Credit Agreement. As of December 31, 2024, the applicable margin was 3.00%, however, there were no borrowings outstanding under the revolving line of credit. In addition, CUSA is required to pay a commitment fee on the revolving line of credit that accrues at a rate ranging from 0.20% to 0.375% per annum of the daily unused portion of the revolving line of credit. The commitment fee rate is also a function of the Consolidated Net Senior Secured Leverage Ratio and was 0.20% at December 31, 2024.

CUSA’s obligations under the Credit Agreement are guaranteed by Holdings and certain subsidiaries of Holdings other than CUSA (the “Other Guarantors”) and are secured by security interests in substantially all of Holdings’ and the Other Guarantors’ personal property.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on the ability of Holdings, CUSA and their subsidiaries to: merge, consolidate, liquidate, or dissolve; sell, transfer or otherwise dispose of assets; create, incur or permit to exist certain indebtedness and liens; pay dividends, repurchase stock and make other Restricted Payments (as defined in the Credit Agreement); prepay certain indebtedness; make investments; enter into transactions with affiliates; and change the nature of their business. At any time that CUSA has revolving credit loans outstanding, it is not permitted to allow the Consolidated Net Senior Secured Leverage Ratio to exceed 3.5 to 1.0. As of December 31, 2024, there were no revolving credit loans outstanding under the revolving line of credit, and CUSA’s Consolidated Net Senior Secured Leverage Ratio was below zero.

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

The Restricted Payments covenant, as defined in the Credit Agreement, generally does not limit the ability of Holdings and its subsidiaries to pay dividends and make other Restricted Payments if the Consolidated Net Total Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 2.75 to 1.00. If the Consolidated Net Total Leverage Ratio is greater than 2.75 to 1.00, but not greater than 5.00 to 1.00, Restricted Payments generally may be made in an aggregate amount not to exceed the Available Amount (as defined in the Credit Agreement), which is a function of CUSA’s Consolidated EBITDA minus 1.75 times its Consolidated Interest Expense (as such terms are defined in the Credit Agreement) and certain other factors as specified in the Credit Agreement. As of December 31, 2024, the Consolidated Net Total Leverage Ratio was 1.69 to 1.00 and the Available Amount was $925.5 million. In addition, the Credit Agreement contains other baskets that allow certain Restricted Payments in excess of the Applicable Amount.

We have three interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the term loan outstanding under the Credit Agreement. See Note 13 to the consolidated financial statements for discussion of the interest rate swaps.

7.00% Senior Notes

On July 18, 2024, CUSA issued $500.0 million aggregate principal amount of 7.00% senior unsecured notes, at par (the “7.00% Senior Notes”). The notes will mature on August 1, 2032. Interest on the 7.00% Senior Notes is payable on February 1 and August 1 of each year, beginning on February 1, 2025. CUSA incurred debt issuance costs of approximately $8.7 million in connection with the issuance, which were recorded as a reduction of long-term debt on the Company’s consolidated balance sheet. Proceeds, net of fees, were used to repay CUSA’s 5.875% $405.0 million aggregate principal amount of Senior Notes due March 2026 (the “5.875% Senior Notes”), as discussed below under 5.875% Secured Notes. The remainder of the net proceeds will be used for general corporate purposes.

The 7.00% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of CUSA’s subsidiaries, or its guarantors, that guarantee, assume or in any other manner become liable with respect to any of CUSA’s or its guarantors’ other debt. If CUSA cannot make payments on the 7.00% Senior Notes when they are due, CUSA’s guarantors must make them instead. The 7.00% Senior Notes and the guarantees are senior unsecured obligations and rank equally in right of payment with all of CUSA’s and its guarantor’s existing and future senior debt, including the 5.25% senior notes due 2028 and all borrowings under CUSA’s Credit Agreement.

The notes and the guarantees will be structurally subordinated to all existing and future debt and other liabilities of CUSA’s non-guarantor subsidiaries. The notes and the guarantees will be structurally senior to the 4.50% Convertible Senior Notes due 2025, and all future debt, if any, issued by Holdings that is not guaranteed by CUSA or any of its subsidiaries.

Prior to August 1, 2027, CUSA has the option to redeem all or a portion of the 7.00% Senior Notes at a price equal to 100.0% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a make-whole premium. In addition, prior to August 1, 2027, CUSA may redeem up to 40% of the aggregate principal amount of the 7.00% Senior Notes with funds in an amount equal to the net proceeds of certain equity offerings at a redemption price equal to 107.0% of the principal amount of the 7.00% Senior Notes redeemed, plus accrued and unpaid interest, if any, as long as (i) at least 60% of the principal amount of the 7.00% Senior Notes issued under the indenture governing the 7.00% Senior Notes (including any additional notes) remains outstanding immediately after each such redemption and (ii) the redemption occurs within 120 days of the closing of such equity offerings.

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

5.875% Senior Notes

On March 16, 2021, CUSA issued the 5.875% Senior Notes at par value. Interest on the 5.875% Senior Notes was payable on March 15 and September 15 of each year. The 5.875% Senior Notes were scheduled to mature on March 15, 2026.

Concurrently with the 7.00% Senior Notes bond offering discussed above, on July 9, 2024, CUSA commenced a cash tender offer to purchase any and all of CUSA’s 5.875% Senior Notes. On July 18, 2024, CUSA completed the tender offer of $345.3 million aggregate principal amount of the notes, at par. After the expiration of the tender offer, $59.7 million aggregate principal amount of the 5.875% Senior Notes remained outstanding.

On September 19, 2024, CUSA, as permitted by the terms of the indenture governing the 5.875% Senior Notes, irrevocably deposited non-callable U.S. government treasury securities with a trustee in an amount sufficient to fund the repayment of the remaining $59.7 million principal amount of the 5.875% Senior Notes on March 15, 2025 at 100% of the principal amount plus accrued and unpaid interest thereon. After the deposit of such funds with the trustee, CUSA’s obligations under the indenture with respect to the 5.875% Senior Notes were satisfied and discharged and the transaction was accounted for as a debt extinguishment.

As a result of the debt extinguishment, CUSA recognized a loss of $3.0 million related to the write-off of unamortized debt issuance costs as well as legal and other fees incurred in connection with these transactions, which is reflected in “Loss on debt amendments and extinguishments” in the Company’s consolidated statement of income for the year ended December 31, 2024.

5.25% Senior Notes

On June 15, 2021, CUSA issued $765.0 million aggregate principal amount of 5.25% senior notes due 2028, at par value (the “5.25% Senior Notes”). Proceeds, after payment of fees, were used to redeem all of CUSA’s 4.875% $755.0 million aggregate principal amount of Senior Notes due 2023. Interest on the 5.25% Senior Notes is payable on January 15 and July 15 of each year. The 5.25% Senior Notes mature on July 15, 2028.

The 5.25% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of CUSA’s subsidiaries that guarantee, assume or become liable with respect to any of CUSA’s or a guarantor’s debt. The 5.25% Senior Notes and the guarantees will be CUSA’s and the guarantors’ senior unsecured obligations and (i) rank equally in right of payment to CUSA’s and the guarantors’ existing and future senior debt, including borrowings under CUSA’s Credit Agreement and CUSA’s existing senior notes, (ii) rank senior in right of payment to CUSA’s and the guarantors’ future subordinated debt, (iii) are effectively subordinated to all of CUSA’s and the guarantors’ existing and future secured debt, including all obligations under the Credit Agreement, in each case to the extent of the value of the collateral securing such debt, (iv) are structurally subordinated to all existing and future debt and other liabilities of CUSA’s non-guarantor subsidiaries, and (v) are structurally senior to the 4.50% Convertible Senior Notes due 2025 issued by Holdings.

CUSA may redeem the 5.25% Senior Notes in whole or in part at redemption prices set forth in the indenture.

8.75% Secured Notes

On April 20, 2020, CUSA issued $250.0 million aggregate principal amount of 8.75% senior secured notes due May 1, 2025 (the “8.75% Secured Notes”). Interest on the 8.75% Secured Notes was payable on May 1 and November 1 of each year.

On May 1, 2023, CUSA redeemed $100.0 million in principal amount of the 8.75% Secured Notes at 102.188% plus accrued interest thereon for $106.6 million in cash. As a result of the May 1, 2023 redemption, CUSA recognized a loss on extinguishment of debt totaling $3.4 million, which includes a $2.2 million premium paid on the redemption of bonds and a $1.2 million write-off of unamortized debt issuance costs, and is reflected in “Loss on debt amendments and extinguishments” in the Company’s consolidated statement of income for the year ended December 31, 2023.

On May 1, 2024, CUSA redeemed the remaining $150.0 million in outstanding principal amount of the 8.75% Secured Notes, at par, plus accrued interest thereon for $156.6 million in cash. Upon the May 1, 2024 redemption, the indenture governing the 8.75% Secured Notes was fully satisfied and discharged. CUSA recognized a loss on extinguishment of debt of $1.0 million related to the write-off of unamortized debt issuance costs, which is reflected in “Loss on debt amendments and extinguishments” in the Company’s consolidated statement of income for the year ended December 31, 2024.

Additional Borrowings of International Subsidiaries

During the years ended December 31, 2020 and 2021, certain of CUSA’s international subsidiaries borrowed an aggregate of $35.8 million under various local bank loans, with original maturity dates ranging between November 2022 and January 2029. During the years ended December 31, 2023 and 2024, the Company repaid $4.1 million and $7.0 million, respectively, of these bank loans. There were no local bank loans outstanding at December 31, 2024.

Covenant Compliance

The indentures governing the 5.25% Senior Notes and the 7.00% Senior Notes ("the indentures") contain covenants that limit, among other things, the ability of CUSA and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2024, CUSA could have distributed up to approximately $4.0 billion to its parent company and sole stockholder, Holdings, under the terms of the indentures, subject to its available cash and other borrowing restrictions outlined in the indentures. Upon a change of control, as defined in the indentures, CUSA would be required to make an offer to repurchase the 5.25% Senior Notes and the 7.00% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indentures allow Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indentures, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2024 was 5.7 to 1.

See discussion of dividend restrictions and the consolidated net senior secured leverage ratio under the Credit Agreement at Senior Secured Credit Facility above.

As of December 31, 2024, we believe we were in full compliance with all agreements, including related covenants, governing our outstanding debt.

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

Seasonality

Our revenues have historically been seasonal, coinciding with the timing of releases of motion pictures by the major distributors. The most successful motion pictures have historically been released during summer months in the U.S., extending from May to July, and during the holiday season, extending from November through year-end. In our Latin American markets, while Hollywood content has generally similar release dates as in the U.S., local holidays and seasons vary. The unexpected emergence of a hit film during other periods or the failure of an expected success at a key time could impact this seasonality trend. The timing, quantity and quality of film releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or for the same period in the following year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The Company currently has variable rate debt. An increase or decrease in interest rates would affect its interest expense relating to this variable rate debt. At December 31, 2024, we had an aggregate of $188.7 million of variable rate debt outstanding, after giving effect to the interest rate swap agreements discussed below. Based on the interest rates in effect on the variable rate debt outstanding at December 31, 2024, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $1.9 million.

The tables below provide information about Holdings’ fixed rate and variable rate long-term debt agreements as of December 31, 2024, which includes fixed rate and variable rate long-term debt of CUSA which is guaranteed by Holdings.

Holdings Debt

	Expected Maturity for the Years Ending December 31,								Average
	(in millions)								Interest
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value	Rate
Fixed rate (1)	$460.0	$—	$—	$765.0	$—	$950.0	$2,175.0	$2,713.1	5.6%
Variable rate	6.4	6.4	6.4	6.4	6.4	156.7	188.7	190.6	7.1%
Total debt (2)	$466.4	$6.4	$6.4	$771.4	$6.4	$1,106.7	$2,363.7	$2,903.7	5.8%
(1)
Fixed rate amounts include the hedged portion of Holdings’ variable debt. See “Interest Rate Swap Agreements” below.
(2)
Amounts are presented before adjusting for debt issuance costs and debt discounts.

CUSA Debt

	Expected Maturity for the Years Ending December 31,								Average
	(in millions)								Interest
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value	Rate
Fixed rate (1)	$—	$—	$—	$765.0	$—	$950.0	$1,715.0	$1,711.5	5.9%
Variable rate	6.4	6.4	6.4	6.4	6.4	156.7	188.7	190.6	7.1%
Total debt (2)	$6.4	$6.4	$6.4	$771.4	$6.4	$1,106.7	$1,903.7	$1,902.1	6.1%
(1)
Fixed rate amounts include the hedged portion of CUSA’s variable debt. See “Interest Rate Swap Agreements” below.
(2)
Amounts are presented before adjusting for debt issuance costs and debt discounts.

Interest Rate Swap Agreements

All of our interest rate swap agreements qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on each of Holdings’ and CUSA’s consolidated balance sheets as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive loss. See Note 13 to the consolidated financial statements for further discussion of the interest rate swap agreements.

Below is a summary of our interest rate swap agreements as of December 31, 2024:

Notional
Amount	Pay Rate	Receive Rate	Expiration Date
$ 137.5 million	3.21%	1-Month Term SOFR	December 31, 2026
$ 175.0 million	3.20%	1-Month Term SOFR	December 31, 2026
$ 137.5 million	3.17%	1-Month Term SOFR	December 31, 2027
$ 450.0 million

Foreign Currency Exchange Rate Risk

We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and interior finish items and other operating supplies used by our international subsidiaries. A majority of the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for the subsidiary, which could impact future results of operations as reported. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our equity ownership in our international subsidiaries as of December 31, 2024, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed, would decrease the aggregate net book value of our investments in our international subsidiaries by approximately $63.4 million and would decrease the aggregate net income of our international subsidiaries for the year ended December 31, 2024 by $11.9 million.

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

During 2019, the Argentine government instituted exchange controls restricting the ability of entities and individuals to exchange Argentine pesos for foreign currencies and to remit foreign currency out of Argentina. As a result of these currency exchange controls, markets in Argentina developed a legal trading mechanism known as the Blue Chip Swap that allows entities to transfer U.S. dollars out of and into Argentina. In a Blue Chip Swap transaction, an entity buys U.S. dollar denominated securities in Argentina using Argentine pesos, and subsequently sells the securities for U.S. dollars, in Argentina, to access U.S. dollars locally, or outside Argentina, by transferring the securities abroad, prior to being sold (the latter commonly known as Blue Chip Swap Rate). The Blue Chip Swap rate is the implicit exchange rate resulting from the Blue Chip Swap transaction. The Blue Chip Swap rate can diverge significantly from Argentina’s official exchange rate. During the years ended December 31, 2023 and December 31, 2024, the Company entered into Blue Chip Swap transactions that resulted in a loss of approximately $12.4 million and $0.9 million, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2024, under the supervision and with the participation of Holdings’ and CUSA’s principal executive officer and principal financial officer, Holdings and CUSA each carried out an evaluation required by the Exchange Act of the effectiveness of the design and operation of their respective disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, Holdings’ and CUSA’s principal executive officer and principal financial officer concluded that, as of December 31, 2024, each of Holdings’ and CUSA’s respective disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by each of Holdings and CUSA in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to Holdings’ and CUSA’s management, including Holdings’ and CUSA’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in Holdings’ and CUSA’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, Holdings’ and CUSA’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Holdings’ and CUSA’s internal control framework and processes are designed to provide reasonable assurance to management and their respective board of directors regarding the reliability of financial reporting and the preparation of the Holdings’ and CUSA’s consolidated financial statements in accordance with the accounting principles generally accepted in the U.S. Management has assessed the effectiveness of Holdings’ and CUSA’s internal control over financial reporting as of December 31, 2024 based on criteria set forth by the Committee of Sponsoring Organizations of the Commission, or COSO, in Internal Control—Integrated Framework (2013). As a result of this assessment, management concluded that, as of December 31, 2024, Holdings’ and CUSA’s internal control over financial reporting was effective.

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

Item 9B. Other Information

Adoption of Rule 10b5-1 Trading Plans

On August 22, 2024, Mark Zoradi, a member of our Board of Directors, adopted a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 to sell up to 65,229 shares of the Company’s common stock. The plan was adopted to facilitate the orderly sale of shares of the Company’s common stock for personal financial planning purposes and intended to satisfy the affirmative defense of Rule 10b5-1(c). The plan is set to expire on December 31, 2024, or when all of the shares under the plan are sold. All shares under the plan were sold during 2024.

On September 4, 2024, Michael Cavalier, our Executive Vice President – General Counsel and Business Affairs, adopted a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 to sell up to 27,897 shares of the Company’s common stock. The plan was adopted to facilitate the orderly sale of shares of the Company’s common stock for personal financial planning purposes and intended to satisfy the affirmative defense of Rule 10b5-1(c). The plan is set to expire on March 7, 2025, or when all of the shares under the plan are sold. All shares under the plan were sold during 2024.

On September 6, 2024, Melissa Thomas, our Executive Vice President – Chief Financial Officer, adopted a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 to sell up to 36,000 shares of the Company’s common stock. The plan was adopted to facilitate the orderly sale of shares of the Company’s common stock for personal financial planning purposes and intended to satisfy the affirmative defense of Rule 10b5-1(c). The plan is set to expire on September 14, 2025, or when all of the shares under the plan are sold.

On September 6, 2024, Sean Gamble, our President and Chief Executive Officer, adopted a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 to sell up to 131,750 shares of the Company’s common stock. The plan was adopted to facilitate the orderly sale of shares of the Company’s common stock for personal financial planning purposes and intended to satisfy the affirmative defense of Rule 10b5-1(c). The plan is set to expire on April 18, 2025, or when all of the shares under the plan are sold.

On November 27, 2024, Valmir Fernandes, our President of Cinemark International, adopted a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 to sell up to 50,000 shares of the Company’s common stock. The plan was adopted to facilitate the orderly sale of shares of the Company’s common stock for personal financial planning purposes and intended to satisfy the affirmative defense of Rule 10b5-1(c). The plan is set to expire on September 10, 2025, or when all of the shares under the plan are sold.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Cinemark Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cinemark Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 19, 2025, expressed an unqualified opinion on those financial statements.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 19, 2025

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Insider Trading Arrangements and Policies

We have adopted insider trading policies and procedures governing the purchase, sale and/or other dispositions of the Company’s securities by directors, officers and employees, or the Company itself, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and New York Stock Exchange listing standards. The forgoing summary of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Company’s insider trading policy that has been filed as Exhibit 19.1 to this Annual Report on Form 10-K.

The remaining information required by Item 10. is incorporated by reference to Holdings’ proxy statement for its annual stockholders meeting to be held on May 15, 2025 and to be filed with the SEC within 120 days after December 31, 2024.

Item 11. Executive Compensation

Incorporated by reference to Holdings’ proxy statement for its annual stockholders meeting to be held on May 15, 2025 and to be filed with the SEC within 120 days after December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to Holdings’ proxy statement for its annual stockholders meeting to be held on May 15, 2025 and to be filed with the SEC within 120 days after December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to Holdings’ proxy statement for its annual stockholders meeting to be held on May 15, 2025 and to be filed with the SEC within 120 days after December 31, 2024.

Item 14. Principal Accountant Fees and Services

Incorporated by reference to Holdings’ proxy statement for its annual stockholders meeting to be held on May 15, 2025 and to be filed with the SEC within 120 days after December 31, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

1.
The financial statement schedules and related data listed in the accompanying Index beginning on page F-1 are filed as part of this report.
2.
The exhibits listed in the accompanying Index beginning on page 52 are filed as a part of this report.

(b) Exhibits

See the accompanying Index beginning on page 52.

(c) Financial Statement Schedules

Schedule I – Condensed Financial Information of Cinemark Holdings, Inc. beginning on page S-1.

Supplemental Schedules Specified by the Senior Notes Indentures

As required by the indentures governing CUSA’s 5.25% Senior Notes and 7.00% Senior Notes, collectively “the senior notes”, CUSA has included in this filing, financial information for its subsidiaries that have been designated as unrestricted subsidiaries as defined by the indentures. As required by these indentures, CUSA has included a condensed consolidating balance sheet and condensed consolidating statements of income, comprehensive income and cash flows for CUSA. These supplementary schedules, beginning on page S-6 separately identify CUSA’s restricted subsidiaries and unrestricted subsidiaries as required by the indentures.

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

4.9(b)	Holdings CUSA

Form of 5.25% Senior Notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.9(a) above).
(incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on June 15, 2021).

4.10(a)	Holdings CUSA

Indenture, dated as of July 18, 2024 among Cinemark USA, Inc., the Guarantors named therein and Truist Bank, as trustee (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s and Cinemark USA, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed July 18, 2024).

4.10(b)	Holdings CUSA

Form of 7.0% Senior Notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.10(a) above) (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s and Cinemark USA, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed July 18, 2024).

10.1(a)	Holdings CUSA

Management Agreement, dated December 10, 1993, between Laredo Theater, Ltd. and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1994). (P)

10.1(b)	Holdings CUSA

First Amendment to Management Agreement of Laredo Theatre, Ltd., effective as of December 10, 2003, between CNMK Texas Properties, Ltd. (successor in interest to Cinemark USA, Inc.) and Laredo Theater Ltd. (incorporated by reference to Exhibit 10.1(d) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

10.1(c)	Holdings CUSA

Second Amendment to Management Agreement of Laredo Theatres, Ltd., effective as of December 10, 2008, between CNMK Texas Properties, L.L.C. (Successor in interest to Cinemark USA, Inc.) and Laredo Theater Ltd. (incorporated by reference to Exhibit 10.1(c) to the Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 13, 2009).

10.1(d)	Holdings CUSA

Third Amendment to Management Agreement of Laredo Theatres, Ltd., effective as of December 10, 2013, between CNMK Texas Properties, L.L.C. (Successor in interest to Cinemark USA, Inc.) and Laredo Theater Ltd. (incorporated by reference to Exhibit 10.1(d) to the Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 24, 2016).

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

10.3(m)	Holdings CUSA

Second Amendment dated as of November 29, 2024, to the Second Amended and Restated Credit Agreement, dated as of May 26, 2023 (as amended by the First Amendment to the Second Amended and Restated Credit Agreement, dated as of May 28, 2024), among Cinemark Holdings, Inc., Cinemark USA, Inc., the several banks and other lenders from time to time parties thereto, the other agents and arrangers named therein and Barclay’s Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s and Cinemark USA, Inc’s Current Report on Form 8-K, File No. 001-33401, filed November 29, 2024).

10.3(n)	Holdings CUSA

Guarantee and Collateral Agreement, dated as of October 5, 2006, among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc. and each subsidiary guarantor party thereto (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K, File No. 033-47040, filed by Cinemark USA, Inc. October 12, 2006).

10.3(o)	Holdings CUSA

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

+10.6(i)	Holdings CUSA	Cinemark Holdings, Inc. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed February 13, 2024).
+10.6(j)	Holdings CUSA

Cinemark Holdings, Inc. 2024 Long-Term Incentive Plan dated May 15, 2024 (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed May 20, 2024).

+10.6(k)	Holdings CUSA

Cinemark Holdings, Inc. Amended and Restated Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed February 14, 2025).

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

Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.9(b)	Holdings CUSA

First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.9(c)	Holdings CUSA

Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.9(d)	Holdings CUSA

Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.11(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.9(e)	Holdings CUSA

Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc. (succeeded by Century Theaters, Inc.), as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.10(b) of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.9(f)	Holdings CUSA

Fifth Amendment, dated as of January 29, 2018, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc. (succeeded by Century Theaters, Inc.), as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.5 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed January 29, 2018).

10.9(g)	Holdings CUSA

Sixth Amendment, dated as of March 31, 2020, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc. (succeeded by Century Theaters, Inc.), as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.3 of Cinemark Holdings, Inc.’s. Quarterly Report on Form 10-Q, File No. 001-33401, filed June 3, 2020).

10.9(h)	Holdings CUSA

Seventh Amendment, dated as of July 9, 2021, by and between Syufy Enterprises, L.P., as landlord and Century Theaters, Inc., as tenant, for Century Laguna 16, Elk Grove, CA (incorporated by reference to Exhibit 10.9(h) of Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 24, 2023).

10.10(a)	Holdings CUSA

Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.10(b)	Holdings CUSA

First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.10(c)	Holdings CUSA

Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.10(d)	Holdings CUSA

Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc., as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.14(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.10(e)	Holdings CUSA

Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc. (succeeded by Century Theaters, Inc.), as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.10(c) of Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.10(f)	Holdings CUSA

Fifth Amendment, dated as of January 29, 2018 to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc. (succeeded by Century Theaters, Inc.), as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.4 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed January 29, 2018).

10.10(g)	Holdings CUSA

Sixth Amendment, dated as of March 31, 2020, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc. (succeeded by Century Theaters, Inc.), as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.2 of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed June 3, 2020).

10.10(h)	Holdings CUSA

Seventh Amendment, dated as of July 9, 2021, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc. (succeeded by Century Theaters, Inc.), as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.1 of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed August 6, 2021).

10.10(i)	Holdings CUSA

Eighth Amendment, dated as of December 20, 2021, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc. (succeeded by Century Theaters, Inc.), as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.11 of Cinemark Holdings, Inc,’s Annual Report on Form 10-K, File No. 001-33401, filed February 25, 2022).

10.10(j)	Holdings CUSA

Ninth Amendment, dated as of June 15, 2023, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc. (succeeded by Century Theaters, Inc.), as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.10(j) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 16, 2024).

10.10(k)	Holdings CUSA

Tenth Amendment, dated as of June 13, 2024, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord, and Century Theaters of California, Inc. (succeeded by Century Theaters, Inc.), as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.5 of Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 2, 2024).

10.11(a)	Holdings CUSA

Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.11(b)	Holdings CUSA

First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.11(c)	Holdings CUSA

Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.11(d)	Holdings CUSA

Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.11(e)	Holdings CUSA

Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of Nevada, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.15(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.11(f)	Holdings CUSA

Fifth Amendment to Indenture of Lease, dated as of October 5, 2012 by and between Syufy Enterprises, L.P. as landlord and Century Theaters, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.13(f) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 27, 2015).

10.11(g)	Holdings CUSA

Sixth Amendment to Indenture of Lease, dated as of January 29, 2018 by and between Syufy Enterprises, L.P. as landlord and Century Theaters, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.3 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed January 29, 2018).

10.11(h)	Holdings CUSA

Seventh Amendment to Indenture of Lease, dated as of July 9, 2021 by and between Syufy Enterprises, L.P. as landlord and Century Theaters, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 6, 2021).

10.11(i)	Holdings CUSA

Eighth Amendment to Indenture of Lease, dated as of June 15, 2023 by and between Syufy Enterprises, L.P. as landlord and Century Theaters, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.11(i) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 16, 2024).

10.11(j)	Holdings CUSA

Ninth Amendment, dated as of June 5, 2024, to Indenture of Lease, dated as of September 30, 1995, by an between Syufy Enterprises, L.P. as landlord, and Century Theaters, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.4 of Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 2, 2024).

10.12(a)	Holdings CUSA

Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.12(b)	Holdings CUSA

First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.12(c)	Holdings CUSA

Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.12(d)	Holdings CUSA

Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc., as tenant, for Century 8, North Hollywood, CA

(incorporated by reference to Exhibit 10.17(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).
10.12(e)	Holdings CUSA

Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc., as tenant, for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.17(e) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.12(f)	Holdings CUSA

Fifth Amendment, dated as of May 1, 2014, to Indenture of Lease by and between Syufy Enterprises, L.P., as landlord and Century Theaters, Inc., as tenant for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.14(f) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 27, 2015).

10.12(g)	Holdings CUSA

Sixth Amendment, dated as of July 28, 2015, to Indenture of Lease by and between Syufy Enterprises, L.P., as landlord and Century Theaters, Inc., as tenant for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.14(g) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

10.12(h)	Holdings CUSA

Seventh Amendment, dated as of January 29, 2018, to Indenture of Lease by and between Syufy Enterprises, L.P., as landlord and Century Theaters, Inc., as tenant for Century 8, North Hollywood, CA (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed January 29, 2018).

10.13(a)	Holdings CUSA

Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.13(b)	Holdings CUSA

First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.13(c)	Holdings CUSA

Second Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(c) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.13(d)	Holdings CUSA

Third Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc., as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.21(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.13(e)	Holdings CUSA

Fourth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc. (succeeded by Century Theaters, Inc.), as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.10(d) of Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.13(f)	Holdings CUSA

Fifth Amendment, dated as of January 29, 2018, to Indenture of Lease dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc. (succeeded by Century Theaters, Inc.), as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.2 to Cinemark Holdings, Inc.’s Current Report on Form 8—K, File No. 001-33401, filed January 29, 2018).

10.13(g)	Holdings CUSA

Sixth Amendment, dated as of March 31, 2020, to Indenture of Lease dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc. (succeeded by Century Theaters, Inc.), as tenant, for Century Cinema 16, Mountain View, CA (incorporated by reference to Exhibit 10.1 of Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed June 3, 2020).

10.14(a)	Holdings CUSA

Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theaters, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.25(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.14(b)	Holdings CUSA

First Amendment, dated as of April 15, 2005, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theaters, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.25(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.14(c)	Holdings CUSA

Second Amendment, dated as of September 29, 2005, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theaters, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.25(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.14(d)	Holdings CUSA

Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord and Century Theaters, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.10(j) of Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.14(e)	Holdings CUSA

Fourth Amendment, dated as of January 29, 2018, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle, LLC, as landlord and Century Theaters, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.14(e) to Cinemark Holdings Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 24, 2023).

10.14(f)	Holdings CUSA

Fifth Amendment, dated as of April 26, 2024, to Lease Agreement, dated as of April 10, 1998, by and between Dyer Triangle LLC, as landlord, and Century Theaters, Inc., as tenant, for Century 25 Union Landing, Union City, CA (incorporated by reference to Exhibit 10.3 of Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 2, 2024).

10.15(a)	Holdings CUSA

Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P.(succeeded by Stadium Promenade LLC), as landlord and Century Theaters, Inc., as tenant, for Century Stadium 25, Orange, CA (incorporated by reference to Exhibit 10.27(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.15(b)	Holdings CUSA

First Amendment, dated as of April 15, 2005, to Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P. (succeeded by Stadium Promenade LLC), as landlord and Century Theaters, Inc., as tenant, for Century Stadium 25, Orange, (incorporated by reference to Exhibit 10.27(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.15(c)	Holdings CUSA

Second Amendment, dated as of September 29, 2005, to Lease Agreement, dated as of October 1, 1996, by and between Syufy Enterprises, L.P. (succeeded by Stadium Promenade LLC), as landlord and Century Theaters, Inc., as tenant, for Century Stadium 25, Orange, (incorporated by reference to Exhibit 10.27(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.15(d)	Holdings CUSA

Third Amendment, dated as of August 5, 2006, to Lease Agreement, dated as of October 1, 1996, by and between Stadium Promenade LLC, as landlord and Century Theaters, Inc., as tenant, for Century Stadium 25, Orange, CA (incorporated by reference to Exhibit 10.10(h) of Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.15(e)	Holdings CUSA

Fourth Amendment, dated as of August 15, 2014, to Lease Agreement, dated as of October 1, 1996, by and between Stadium Promenade LLC, as landlord and Century Theaters, Inc., as tenant, for Century Stadium 25, Orange, CA (incorporated by reference to Exhibit 10.19(e) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

10.15(f)	Holdings CUSA

Fifth Amendment, dated as of August 3, 2015, to Lease Agreement, dated as of October 1, 1996, by and between Stadium Promenade LLC, as landlord and Century Theaters, Inc., as tenant, for Century Stadium 25, Orange, CA (incorporated by reference to Exhibit 10.19(f) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

10.16(a)	Holdings CUSA

Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theaters, Inc., as tenant, Century Rio 24, Albuquerque, NM (incorporated by reference to Exhibit 10.28(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.16(b)	Holdings CUSA

First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theaters, Inc., as tenant, Century Rio 24, Albuquerque, NM (incorporated by reference to Exhibit 10.28(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.16(c)	Holdings CUSA

Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of July 1, 1996, by and between Synm Properties Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theaters, Inc., as tenant, Century Rio 24, Albuquerque, NM (incorporated by reference to Exhibit 10.28(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.16(d)	Holdings CUSA

Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of July 1, 1996, by and between SYNM Properties Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theaters, Inc., as tenant, Century Rio 24, Albuquerque, NM (incorporated by reference to Exhibit 10.10(g) of Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.16(e)	Holdings CUSA

Fourth Amendment, dated as of January 29, 2018, to Indenture of Lease, dated as of July 1, 1996, by and between SYNM Properties Inc. (succeeded by Syufy Properties, Inc.), as landlord and Century Theaters, Inc., as tenant, Century Rio 24, Albuquerque, NM (incorporated by reference to Exhibit 10.7 to Cinemark Holdings, Inc.’s Current Report on Form 8—K, File No. 001-33401, filed January 29, 2018).

10.17(a)	Holdings CUSA

Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.32(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.17(b)	Holdings CUSA

First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.32(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.17(c)	Holdings CUSA

Second Amendment, dated as of October 1, 2001, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.32(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.17(d)	Holdings CUSA

Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.10(m) of Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).
10.17(e)	Holdings CUSA

Fourth Amendment, dated as of August 4, 2017, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.23(e) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

10.17(f)	Holdings CUSA

Fifth Amendment, dated as of January 29, 2018, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc., as tenant, for Northridge 14, Salinas, CA (incorporated by reference to Exhibit 10.10 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed January 29, 2018).

10.18(a)	Holdings CUSA

Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theaters, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.35(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.18(b)	Holdings CUSA

First Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theaters, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.35(b) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.18(c)	Holdings CUSA

Second Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theaters, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.35(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.18(d)	Holdings CUSA

Third Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theaters, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.10(f) of Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.18(e)	Holdings CUSA

Fourth Amendment, dated as of August 8, 2017, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theaters, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.26(e) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

10.18(f)	Holdings CUSA

Fifth Amendment, dated as of January 29, 2018, to Indenture of Lease, dated as of August 1, 1997, by and between Syufy Enterprises, L.P., as landlord and Century Theaters, Inc., as tenant, for Century Park Lane 16, Reno, NV (incorporated by reference to Exhibit 10.8 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed January 29, 2018).

10.19(a)	Holdings CUSA

Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(a) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.19(b)	Holdings CUSA

First Amendment, dated as of September 1, 2000, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(b) to Amendment No. 5 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 20, 2007).

10.19(c)	Holdings CUSA

Second Amendment, dated as of October 1, 2001, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(c) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.19(d)	Holdings CUSA

Third Amendment, dated as of April 15, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(d) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.19(e)	Holdings CUSA

Fourth Amendment, dated as of September 29, 2005, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.36(e) to Amendment No. 3 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed April 18, 2007).

10.192(f)	Holdings CUSA

Fifth Amendment, dated as of August 7, 2006, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc. (succeeded by Century Theaters, Inc.), as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.10(n) of Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed November 7, 2013).

10.19(g)	Holdings CUSA

Sixth Amendment, dated as of January 29, 2018, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc. (succeeded by Century Theaters, Inc.), as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.11 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed January 29, 2018).

10.19(h)	Holdings CUSA

Seventh Amendment, dated as of March 31, 2020, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters of California, Inc. (succeeded by Century Theaters, Inc.), as tenant, for

Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.4 of Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed June 3, 2020).
10.19(i)	Holdings CUSA

Eight Amendment, dated as of July 9, 2021, to Indenture of Lease, dated as of September 30, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theaters, Inc., as tenant, for Century 16, Sacramento, CA (incorporated by reference to Exhibit 10.19(i) to Cinemark Holdings Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 24, 2023).

10.20(a)	Holdings CUSA

Lease Agreement, dated as of May 26, 2015, by and between Sy Arden Way LLC, as landlord and Century Theaters, Inc., as tenant, for Howe ‘Bout Arden Center, Sacramento, CA (incorporated by reference to Exhibit 10.28(a) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

10.20(b)	Holdings CUSA

Letter Agreement, dated as of February 8, 2016, to Lease Agreement, dated as of May 26, 2015, by and between Sy Arden Way LLC, as landlord and Century Theaters, Inc., as tenant, for Howe ‘Bout Arden Center, Sacramento, CA (incorporated by reference to Exhibit 10.28(b) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 23, 2018).

10.20(c)	Holdings CUSA

First Amendment, dated as of July 9, 2021, to Lease Agreement, dated as of May 26, 2015, by and between Sy Arden Way LLC, as landlord and Century Theaters, Inc., as tenant, for Howe ‘Bout Arden Center, Sacramento, CA (incorporated by reference to Exhibit 10.1 to Cinemark Holdings Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 5, 2022).

10.20(d)	Holdings CUSA

Second Amendment, dated as of June 24, 2022, to Lease Agreement, dated as of May 26, 2015, by and between Sy Arden Way LLC, as landlord and Century Theaters, Inc., as tenant, for Howe ‘Bout Arden Center, Sacramento, CA (incorporated by reference to Exhibit 10.2 to Cinemark Holdings Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 5, 2022).

+10.21	Holdings	Cinemark Holdings, Inc. Performance Bonus Plan, as amended (incorporated by reference to Appendix B to Cinemark Holdings, Inc.’s Definitive Proxy Statement, filed April 11, 2013).
+10.22	Holdings

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

Theater Services Agreement by and between FE Concepts, LLC and CNMK Texas Properties, LLC dated as of April 20, 2018 (incorporated by reference to Exhibit 10.3 of Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 8, 2018).

10.27	Holdings	Form of Call Option Transaction Confirmation (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401 filed August 24, 2020).
10.28	Holdings	Form of Warrants Confirmation (incorporated by reference to Exhibit 10.2 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401 filed August 24, 2020).
*19.1	Holdings	Policy Prohibiting Insider Trading and Unauthorized Disclosure of Information to Others.
*19.2	Holdings	Supplemental Policy Concerning Trading in Company Securities by Certain Designated Persons.
*21.1	Holdings	Subsidiaries of Cinemark Holdings, Inc.
*21.2	CUSA	Subsidiaries of Cinemark USA, Inc.
*23.1	Holdings	Consent of Deloitte & Touche LLP.
*31.1	Holdings	Certification of Sean Gamble, Chief Executive Officer of Cinemark Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Holdings	Certification of Melissa Thomas, Chief Financial Officer of Cinemark Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.3	CUSA	Certification of Sean Gamble, Chief Executive Officer of Cinemark USA, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.4	CUSA	Certification of Melissa Thomas, Chief Financial Officer of Cinemark USA, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Holdings	Certification of Sean Gamble, Chief Executive Officer of Cinemark Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Holdings	Certification of Melissa Thomas, Chief Financial Officer of Cinemark Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
*32.3	CUSA	Certification of Sean Gamble, Chief Executive Officer of Cinemark USA, Inc., pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.4	CUSA	Certification of Melissa Thomas, Chief Financial Officer of Cinemark USA, Inc., pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Holdings

Cinemark Holdings Inc.’s Clawback Policy dated as of November 16, 2023 (incorporated by reference to Exhibit 97.1 to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 16, 2024).

*101	Holdings CUSA

The following financial information from the combined Cinemark Holdings, Inc. and Cinemark USA, Inc. Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 19, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith:

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

Dated: February 19, 2025	CINEMARK HOLDINGS, INC CINEMARK USA, INC (Registrants)

	BY:	/s/ Sean Gamble
Sean Gamble
Chief Executive Officer

BY:	/s/ Melissa Thomas
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

CINEMARK HOLDINGS, INC.
Name	Title	Date
/s/ Carlos M. Sepulveda	Chairman of the Board and Director	February 19, 2025
Carlos M. Sepulveda

/s/ Sean Gamble	Chief Executive Officer and Director	February 19, 2025
Sean Gamble	(principal executive officer)

/s/ Melissa Thomas	Chief Financial Officer	February 19, 2025
Melissa Thomas	(principal financial officer)

/s/ Caren Bedard	SVP — Global Controller and Treasury	February 19, 2025
Caren Bedard	(principal accounting officer)

/s/ Darcy Antonellis	Director	February 19, 2025
Darcy Antonellis

/s/ Benjamin D. Chereskin	Director	February 19, 2025
Benjamin D. Chereskin

/s/ Nancy Loewe	Director	February 19, 2025
Nancy Loewe

/s/ Kevin Mitchell	Director	February 19, 2025
Kevin Mitchell

/s/ Steven Rosenberg	Director	February 19, 2025
Steven Rosenberg

/s/ Enrique F. Senior	Director	February 19, 2025
Enrique F. Senior

/s/ Raymond W. Syufy	Director	February 19, 2025
Raymond W. Syufy

/s/ Nina Vaca	Director	February 19, 2025
Nina Vaca

/s/ Mark Zoradi	Director	February 19, 2025
Mark Zoradi

CINEMARK USA, INC.
Name	Title	Date
/s/ Sean Gamble	Chief Executive Officer and Director	February 19, 2025
Sean Gamble	(principal executive officer)

/s/ Melissa Thomas	Chief Financial Officer and Director	February 19, 2025
Melissa Thomas	(principal financial officer)

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, Dallas, TX, PCAOB ID No. 34) - Cinemark Holdings, Inc. and subsidiaries	F-2

Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, Dallas, TX, PCAOB ID No. 34) - Cinemark USA, Inc. and subsidiaries	F-4

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets, December 31, 2023 and 2024	F-6

Consolidated Statements of Income (Loss) for the Years Ended December 31, 2022, 2023 and 2024	F-7

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2022, 2023 and 2024	F-8

Consolidated Statements of Equity for the Years Ended December 31, 2022, 2023 and 2024	F-9

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2023 and 2024	F-10

CINEMARK USA, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets, December 31, 2023 and 2024	F-11

Consolidated Statements of Income (Loss) for the Years Ended December 31, 2022, 2023 and 2024	F-12

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2022, 2023 and 2024	F-13

Consolidated Statements of Equity for the Years Ended December 31, 2022, 2023 and 2024	F-14

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2023 and 2024	F-15

Cinemark Holdings, Inc. and Cinemark USA, Inc. Notes to Consolidated Financial Statements	F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Cinemark Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cinemark Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes – Domestic Valuation Allowance (valuation assertion)— Refer to Notes 1 and 19 to the consolidated financial statements

Critical Audit Matter Description

The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not such assets will be realized. The Company assesses the likelihood that it will recover its deferred tax assets against estimated future sources of taxable income and reduces the carrying amounts of deferred tax assets by recording a valuation allowance when such assets are deemed to not be realizable. During fiscal year 2024, the Company determined it was more likely than not that a significant portion of the U.S. deferred tax assets that previously carried a valuation allowance are now realizable. As a result, the Company released a portion of the domestic valuation allowance related to certain deferred tax assets of $101 million and recorded a corresponding income tax benefit.

We identified management’s determination that the negative evidence of historical losses and industry volatility were outweighed by the positive evidence of objective and verifiable taxable income, as well as forecasted future taxable income. This required a higher degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, when performing audit procedures to evaluate the reasonableness of management's forecasts of future taxable income.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management's determination that in the current year it was more likely than not that a significant portion of U.S. deferred tax assets will be realized in the future included the following, among others:

•
We tested the effectiveness of management's controls over their valuation allowance analysis to conclude it is more likely than not that sufficient future taxable income will be generated to realize the deferred tax assets.
•
With the assistance of our income tax specialists, we performed the following:
•
Tested the accuracy of historical taxable income used in the analysis.
•
Considered the Company’s ability to adjust the cumulative loss position for nonrecurring items to arrive at an adjusted cumulative income position to allow for forecasting of deferred tax asset realization.
•
Evaluated forecasted taxable income by considering historical results, box office projections, and industry outlook information.
•
Evaluated whether the estimates of future taxable income were consistent with evidence obtained in other areas of the audit.
•
Tested the Company’s deferred tax scheduling as a source of the realization of its deferred tax assets.
•
Tested the Company’s application of tax law to validate the timing of deferred tax asset expirations used in the Company’s analysis.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 19, 2025

We have served as the Company's auditor since 1988.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Cinemark USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cinemark USA, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes – Domestic Valuation Allowance (valuation assertion)— Refer to Notes 1 and 19 to the consolidated financial statements

Critical Audit Matter Description

The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not such assets will be realized. The Company assesses the likelihood that it will recover its deferred tax assets against estimated future sources of taxable income and reduces the carrying amounts of deferred tax assets by recording a valuation allowance when such assets are deemed to not be realizable. During fiscal year 2024, the Company determined it was more likely than not that a significant portion of the U.S. deferred tax assets that previously carried a valuation allowance are now realizable. As a result, the Company released a portion of the domestic valuation allowance related to certain deferred tax assets of $95 million and recorded a corresponding income tax benefit.

We identified management’s determination that the negative evidence of historical losses and industry volatility were outweighed by the positive evidence of objective and verifiable taxable income, as well as forecasted future taxable income. This required a higher degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, when performing audit procedures to evaluate the reasonableness of management's forecasts of future taxable income.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management's determination that in the current year it was more likely than not that a significant portion of U.S. deferred tax assets will be realized in the future included the following, among others:

•
We tested the effectiveness of management's controls over their valuation allowance analysis to conclude it is more likely than not that sufficient future taxable income will be generated to realize the deferred tax assets.
•
With the assistance of our income tax specialists, we performed the following:
•
Tested the accuracy of historical taxable income used in the analysis.
•
Considered the Company’s ability to adjust the cumulative loss position for nonrecurring items to arrive at an adjusted cumulative income position to allow for forecasting of deferred tax asset realization.
•
Evaluated forecasted taxable income by considering historical results, box office projections, and industry outlook information.
•
Evaluated whether the estimates of future taxable income were consistent with evidence obtained in other areas of the audit.
•
Tested the Company’s deferred tax scheduling as a source of the realization of its deferred tax assets.
•
Tested the Company’s application of tax law to validate the timing of deferred tax asset expirations used in the Company’s analysis.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 19, 2025

We have served as the Company's auditor since 1988.

PART IV - FINANCIAL INFORMATION

Item 15. Financial Statements

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	December 31,	December 31,
	2023	2024
Assets
Current assets
Cash and cash equivalents	$849.1	$1,057.3
Inventories	23.3	31.0
Accounts receivable	80.4	104.6
Current income tax receivable	56.7	56.7
Prepaid expenses and other	50.5	48.7
Total current assets	1,060.0	1,298.3
Theater properties and equipment, net	1,161.7	1,145.1
Operating lease right-of-use assets, net	986.4	930.4
Other long-term assets
Goodwill	1,251.0	1,239.6
Intangible assets, net	302.8	300.5
Investment in NCMI	18.1	29.0
Investments in affiliates	23.6	26.2
Long-term deferred tax asset	7.7	69.5
Deferred charges and other assets, net	25.5	28.4
Total other long-term assets	1,628.7	1,693.2
Total assets	$4,836.8	$5,067.0
Liabilities and equity
Current liabilities
Current portion of long-term debt	$7.8	$464.3
Current portion of operating lease obligations	212.5	212.1
Current portion of finance lease obligations	14.0	15.4
Current income tax payable	4.2	5.6
Accounts payable	53.3	86.1
Accrued interest	36.0	42.9
Accrued film rentals	73.8	82.9
Accrued payroll	60.1	73.4
Accrued property taxes	29.4	29.0
Accrued other current liabilities (see Note 12)	239.2	270.0
Total current liabilities	730.3	1,281.7
Long-term liabilities
Long-term debt, less current portion	2,391.3	1,870.4
Operating lease obligations, less current portion	853.3	784.0
Finance lease obligations, less current portion	73.8	109.9
Long-term deferred tax liability	51.7	3.2
Long-term liability for uncertain tax positions	48.0	51.5
NCM screen advertising advances	328.4	318.5
Other long-term liabilities	41.2	44.4
Total long-term liabilities	3,787.7	3,181.9
Commitments and contingencies (see Note 20)
Equity
Cinemark Holdings, Inc.'s stockholders' equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 127,598,774 shares issued and 121,596,206 shares outstanding at December 31, 2023 and 128,700,226 shares issued and 122,321,734 shares outstanding at December 31, 2024	0.1	0.1
Additional paid-in-capital	1,244.3	1,276.9
Treasury stock, 6,002,568 and 6,378,492 shares, at cost, at December 31, 2023 and December 31, 2024, respectively	(98.3)	(103.2)
Accumulated deficit	(472.4)	(162.7)
Accumulated other comprehensive loss	(363.9)	(416.7)
Total Cinemark Holdings, Inc.'s stockholders' equity	309.8	594.4
Noncontrolling interests	9.0	9.0
Total equity	318.8	603.4
Total liabilities and equity	$4,836.8	$5,067.0

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in millions, except per share data)

	Years Ended December 31,
	2022	2023	2024
Revenue
Admissions	$1,246.9	$1,555.6	$1,522.5
Concession	938.3	1,192.0	1,197.8
Other	269.5	319.1	329.2
Total revenue	$2,454.7	$3,066.7	$3,049.5
Cost of operations
Film rentals and advertising	704.4	865.7	859.6
Concession supplies	169.3	221.3	225.4
Salaries and wages	372.7	403.1	401.8
Facility lease expense	308.3	329.7	325.3
Utilities and other	407.2	466.8	459.4
General and administrative expenses	177.6	198.8	218.1
Depreciation and amortization	238.2	209.5	197.5
Impairment of long-lived and other assets	174.1	16.6	1.5
Restructuring costs	(0.5)	—	—
(Gain) loss on disposal of assets and other	(6.8)	(7.7)	1.6
Total cost of operations	2,544.5	2,703.8	2,690.2
Operating (loss) income	(89.8)	362.9	359.3
Other income (expense)
Interest expense	(155.3)	(150.4)	(144.0)
Interest income	20.4	55.0	53.2
Loss on debt amendments and extinguishments	—	(10.7)	(6.9)
Foreign currency exchange and other related loss	(11.5)	(28.8)	(9.7)
Distributions from DCIP	3.7	—	—
Interest expense - NCM	(23.2)	(22.6)	(22.0)
Equity in (loss) income of affiliates	(9.3)	3.6	11.9
Net gain on investment in NCMI	—	12.4	11.0
Total other expense	(175.2)	(141.5)	(106.5)
(Loss) income before income taxes	(265.0)	221.4	252.8
Income tax expense (benefit)	3.0	29.9	(60.1)
Net (loss) income	$(268.0)	$191.5	$312.9
Less: Net income attributable to noncontrolling interests	3.2	3.3	3.2
Net (loss) income attributable to Cinemark Holdings, Inc.	$(271.2)	$188.2	$309.7
Weighted average shares outstanding
Basic	118.2	119.1	119.9
Diluted	118.2	152.0	154.9
(Loss) income per share attributable to Cinemark Holdings, Inc.'s common stockholders
Basic	$(2.26)	$1.55	$2.54
Diluted	$(2.26)	$1.34	$2.06

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Years Ended December 31,
	2022	2023	2024
Net (loss) income	$(268.0)	$191.5	$312.9
Other comprehensive income (loss), net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes of $(2.8), $1.2 and $3.2, and net of settlements	32.2	(9.2)	1.8
Foreign currency translation adjustments	4.6	4.9	(40.2)
Total other comprehensive income (loss), net of tax	36.8	(4.3)	(38.4)
Total comprehensive (loss) income, net of tax	(231.2)	187.2	274.5
Comprehensive income attributable to noncontrolling interests	(3.2)	(3.3)	(3.2)
Comprehensive (loss) income attributable to Cinemark Holdings, Inc.	$(234.4)	$183.9	$271.3

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2022, 2023 AND 2024

(in millions)

								Total
						Retained	Accumulated	Cinemark
	Common Stock		Treasury Stock		Additional	Earnings/	Other	Holdings, Inc.'s
	Shares		Shares		Paid-in-	Accumulated	Comprehensive	Stockholders'	Noncontrolling	Total
	Issued	Amount	Acquired	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2022	125.1	$0.1	(5.4)	$(91.1)	$1,197.8	$(389.4)	$(394.5)	$322.9	$11.6	$334.5
Issuance of restricted stock	0.9	—	—	—	—	—	—	—	—	—
Issuance of stock upon vesting of performance stock units	0.1	—	—	—	—	—	—	—	—	—
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the year ended December 31, 2022	—	—	(0.3)	(4.3)	—	—	—	(4.3)	—	(4.3)
Share-based awards compensation expense	—	—	—		21.5	—	—	21.5	—	21.5
Net (loss) income	—	—	—	—	—	(271.2)	—	(271.2)	3.2	(268.0)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(5.5)	(5.5)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	4.5	4.5	—	4.5
Other comprehensive income	—	—	—	—	—	—	36.8	36.8	—	36.8
Balance at December 31, 2022	126.1	$0.1	(5.7)	$(95.4)	$1,219.3	$(660.6)	$(353.2)	$110.2	$9.3	$119.5
Issuance of restricted stock	1.4	—	—	—	—	—	—	—	—	—
Issuance of stock upon vesting of performance stock units	0.1	—	—	—	—	—	—	—	—	—
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the year ended December 31, 2023	—	—	(0.3)	(2.9)	—	—	—	(2.9)	—	(2.9)
Share-based awards compensation expense	—	—	—	—	25.0	—	—	25.0	—	25.0
Net income	—	—	—	—	—	188.2	—	188.2	3.3	191.5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3.6)	(3.6)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	—	(6.4)	(6.4)	—	(6.4)
Other comprehensive loss	—	—	—	—	—	—	(4.3)	(4.3)	—	(4.3)
Balance at December 31, 2023	127.6	$0.1	(6.0)	$(98.3)	$1,244.3	$(472.4)	$(363.9)	$309.8	$9.0	$318.8
Issuance of restricted stock	1.0	—	—	—	—	—	—	—	—	—
Issuance of stock upon vesting of performance stock units	0.1	—	—	—	—	—	—	—	—	—
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the year ended December 31, 2024	—	—	(0.4)	(4.9)	—	—	—	(4.9)	—	(4.9)
Share-based awards compensation expense	—	—	—	—	32.6	—	—	32.6	—	32.6
Net income	—	—	—	—	—	309.7	—	309.7	3.2	312.9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3.2)	(3.2)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	—	(14.4)	(14.4)	—	(14.4)
Other comprehensive loss	—	—	—	—	—	—	(38.4)	(38.4)	—	(38.4)
Balance at December 31, 2024	128.7	$0.1	(6.4)	$(103.2)	$1,276.9	$(162.7)	$(416.7)	$594.4	$9.0	$603.4

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2022	2023	2024
Operating activities
Net (loss) income	$(268.0)	$191.5	$312.9
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation	235.7	207.3	195.4
Amortization of intangible and other assets	2.5	2.2	2.1
Loss on debt amendments and extinguishments	—	10.7	6.9
Amortization of original issue discount and debt issuance costs	10.9	10.2	9.0
Interest accrued on NCM screen advertising advances	23.2	22.6	22.0
Amortization of NCM screen advertising advances and other deferred revenue	(32.5)	(32.4)	(32.4)
Amortization of accumulated losses (gains) for amended swap agreements	4.5	(6.4)	(14.4)
Impairment of long-lived and other assets	174.1	16.6	1.5
Share-based awards compensation expense	21.5	25.0	33.5
(Gain) loss on disposal of assets and other	(6.8)	(7.7)	1.6
Net gains on investment in NCMI	—	(12.4)	(11.0)
Non-cash rent expense	(10.8)	(17.9)	(12.5)
Equity in loss (income) of affiliates	9.3	(3.6)	(11.9)
Deferred income tax (benefit) expense	(9.3)	10.6	(110.8)
Distributions from equity investees	6.9	5.7	9.3
Changes in other assets and liabilities:
Inventories	(8.2)	0.3	(7.7)
Accounts receivable	(1.2)	(11.5)	(23.2)
Income tax receivable	1.5	(12.1)	—
Prepaid expenses and other	(2.3)	(2.3)	(3.7)
Deferred charges and other assets, net	(1.2)	0.3	1.8
Accounts payable and accrued expenses	(25.1)	45.4	89.3
Income tax payable	3.2	1.0	1.4
Liabilities for uncertain tax positions	2.0	0.1	3.5
Other long-term liabilities	6.1	1.1	3.4
Net cash provided by operating activities	136.0	444.3	466.0
Investing activities
Additions to theater properties and equipment and other	(110.7)	(149.5)	(150.8)
Net proceeds from sale of subsidiary	—	14.8	—
Proceeds from sale of theater properties and equipment and other	14.4	2.9	3.3
Proceeds from redemption of common units of NCM	—	—	0.6
Net cash used for investing activities	(96.3)	(131.8)	(146.9)
Financing activities
Proceeds from amendment of senior secured credit facility	—	640.2	—
Repayment of term loan upon amendment of senior secured credit facility	—	(624.9)	—
Proceeds from issuance of 7.00% Senior Notes	—	—	500.0
Redemption of 5.875% Senior Notes	—	—	(405.0)
Redemption of 8.75% Secured Notes	—	(102.2)	(150.0)
Payment of debt issuance costs	—	(7.5)	(10.3)
Payment of fees for debt amendments and extinguishments	—	(2.6)	(1.6)
Other repayments of long-term debt	(28.1)	(10.6)	(12.6)
Restricted stock withholdings for payroll taxes	(4.3)	(2.9)	(4.9)
Payments on finance leases	(14.3)	(14.4)	(15.3)
Other financing activities	(5.5)	(0.5)	(3.4)
Net cash used for financing activities	(52.2)	(125.4)	(103.1)
Effect of exchange rate changes on cash and cash equivalents	(20.3)	(12.5)	(7.8)
(Decrease) increase in cash and cash equivalents	(32.8)	174.6	208.2
Cash and cash equivalents:
Beginning of period	707.3	674.5	849.1
End of period	$674.5	$849.1	$1,057.3

Supplemental information (see Note 18)

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	December 31,	December 31,
	2023	2024
Assets
Current assets
Cash and cash equivalents	$612.4	$827.4
Inventories	23.3	31.0
Accounts receivable	78.2	103.9
Current income tax receivable	56.1	52.3
Prepaid expenses and other	50.5	48.8
Accounts receivable from parent	58.6	65.5
Total current assets	879.1	1,128.9
Theater properties and equipment, net	1,161.7	1,145.1
Operating lease right-of-use assets, net	986.4	930.4
Other long-term assets
Goodwill	1,251.0	1,239.6
Intangible assets, net	302.8	300.5
Investment in NCMI	18.1	29.0
Investments in affiliates	23.6	26.2
Long-term deferred tax asset	7.7	67.7
Deferred charges and other assets, net	25.5	28.4
Total other long-term assets	1,628.7	1,691.4
Total assets	$4,655.9	$4,895.8
Liabilities and equity
Current liabilities
Current portion of long-term debt	$7.8	$6.4
Current portion of operating lease obligations	212.5	212.1
Current portion of finance lease obligations	14.0	15.4
Current income tax payable	4.2	2.4
Accounts payable	53.3	86.1
Accrued interest	28.2	34.9
Accrued film rentals	73.8	82.9
Accrued payroll	60.1	73.4
Accrued property taxes	29.4	29.0
Accrued other current liabilities (see Note 12)	239.1	269.7
Total current liabilities	722.4	812.3
Long-term liabilities
Long-term debt, less current portion	1,936.8	1,870.4
Operating lease obligations, less current portion	853.3	784.0
Finance lease obligations, less current portion	73.8	109.9
Long-term deferred tax liability	51.7	5.1
Long-term liability for uncertain tax positions	48.0	51.5
NCM screen advertising advances	328.4	318.5
Other long-term liabilities	41.2	44.4
Total long-term liabilities	3,333.2	3,183.8
Commitments and contingencies (see Note 20)
Equity
Cinemark USA, Inc.'s stockholder's equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49.5	49.5
Treasury stock, 57,245 Class B shares at cost	(24.2)	(24.2)
Additional paid-in-capital	1,503.3	1,534.6
Accumulated deficit	(570.6)	(249.7)
Accumulated other comprehensive loss	(366.7)	(419.5)
Total Cinemark USA, Inc.'s stockholder's equity	591.3	890.7
Noncontrolling interests	9.0	9.0
Total equity	600.3	899.7
Total liabilities and equity	$4,655.9	$4,895.8

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in millions)

	Years Ended December 31,
	2022	2023	2024
Revenue
Admissions	$1,246.9	$1,555.6	$1,522.5
Concession	938.3	1,192.0	1,197.8
Other	269.5	319.1	329.2
Total revenue	$2,454.7	$3,066.7	$3,049.5
Cost of operations
Film rentals and advertising	704.4	865.7	859.6
Concession supplies	169.3	221.3	225.4
Salaries and wages	372.7	403.1	401.8
Facility lease expense	308.3	329.7	325.3
Utilities and other	407.2	466.8	459.4
General and administrative expenses	174.6	195.5	214.4
Depreciation and amortization	238.2	209.5	197.5
Impairment of long-lived and other assets	174.1	16.6	1.5
Restructuring costs	(0.5)	—	—
(Gain) loss on disposal of assets and other	(6.8)	(7.7)	1.6
Total cost of operations	2,541.5	2,700.5	2,686.5
Operating (loss) income	(86.8)	366.2	363.0
Other income (expense)
Interest expense	(131.2)	(126.3)	(119.9)
Interest income	16.5	43.2	40.9
Loss on debt amendments and extinguishments	—	(10.7)	(6.9)
Foreign currency exchange and other related loss	(11.5)	(28.8)	(9.7)
Distributions from DCIP	3.7	—	—
Interest expense - NCM	(23.2)	(22.6)	(22.0)
Equity in (loss) income of affiliates	(9.3)	3.6	11.9
Net gain on investment in NCMI	—	12.4	11.0
Total other expense	(155.0)	(129.2)	(94.7)
(Loss) income before income taxes	(241.8)	237.0	268.3
Income tax (benefit) expense	(13.1)	28.4	(55.8)
Net (loss) income	$(228.7)	$208.6	$324.1
Less: Net income attributable to noncontrolling interests	3.2	3.3	3.2
Net (loss) income attributable to Cinemark USA, Inc.	$(231.9)	$205.3	$320.9

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Years Ended December 31,
	2022	2023	2024
Net (loss) income	$(228.7)	$208.6	$324.1
Other comprehensive income (loss), net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes of $(3.4), $1.5 and $3.2, and net of settlements	31.6	(8.9)	1.8
Foreign currency translation adjustments	4.6	4.9	(40.2)
Total other comprehensive income (loss), net of tax	36.2	(4.0)	(38.4)
Total comprehensive (loss) income, net of tax	(192.5)	204.6	285.7
Comprehensive income attributable to noncontrolling interests	(3.2)	(3.3)	(3.2)
Comprehensive (loss) income attributable to Cinemark USA, Inc.	$(195.7)	$201.3	$282.5

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2022, 2023 AND 2024

(in millions)

										Total
.	Class A		Class B						Accumulated	Cinemark
	Common Stock		Common Stock		Treasury Stock		Additional		Other	USA, Inc.'s
	Shares		Shares		Shares		Paid-in-	Accumulated	Comprehensive	Stockholder's	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Acquired	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2022	—	$—	0.2	$49.5	(0.1)	$(24.2)	$1,459.0	$(544.0)	$(397.0)	543.3	$11.6	$554.9
Share-based awards compensation expense	—	—	—	—	—	—	20.5	—	—	20.5	—	20.5
Net (loss) income	—	—	—	—	—	—	—	(231.9)	—	(231.9)	3.2	(228.7)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(5.5)	(5.5)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	—	—	4.5	4.5	—	4.5
Other comprehensive income	—	—	—	—	—	—	—	—	36.2	36.2	—	36.2
Balance at December 31, 2022	—	$—	0.2	$49.5	(0.1)	$(24.2)	$1,479.5	$(775.9)	$(356.3)	$372.6	$9.3	$381.9
Share-based awards compensation expense	—	—	—	—	—	—	23.8	—	—	23.8	—	23.8
Net income	—	—	—	—	—	—	—	205.3	—	205.3	3.3	208.6
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(3.6)	(3.6)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	—	—	—	(6.4)	(6.4)	—	(6.4)
Other comprehensive income	—	—	—	—	—	—	—	—	(4.0)	(4.0)	—	(4.0)
Balance at December 31, 2023	—	$—	0.2	$49.5	(0.1)	$(24.2)	$1,503.3	$(570.6)	$(366.7)	$591.3	$9.0	$600.3
Share-based awards compensation expense	—	—	—	—	—	—	31.3	—	—	31.3	—	31.3
Net income	—	—	—	—	—	—	—	320.9	—	320.9	3.2	324.1
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(3.2)	(3.2)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	—	—	—	(14.4)	(14.4)	—	(14.4)
Other comprehensive income	—	—	—	—	—	—	—	—	(38.4)	(38.4)	—	(38.4)
Balance at December 31, 2024	—	$—	0.2	$49.5	(0.1)	$(24.2)	$1,534.6	$(249.7)	$(419.5)	$890.7	$9.0	$899.7

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2022	2023	2024
Operating activities
Net (loss) income	$(228.7)	$208.6	$324.1
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation	235.7	207.3	195.4
Amortization of intangible and other assets	2.5	2.2	2.1
Loss on debt amendments and extinguishments	—	10.7	6.9
Amortization of original issue discount and debt issuance costs	7.5	6.7	5.6
Interest accrued on NCM screen advertising advances	23.2	22.6	22.0
Amortization of NCM screen advertising advances and other deferred revenue	(32.5)	(32.4)	(32.4)
Amortization of accumulated losses (gains) for amended swap agreements	4.5	(6.4)	(14.4)
Impairment of long-lived and other assets	174.1	16.6	1.5
Share-based awards compensation expense	20.5	23.8	32.2
(Gain) loss on disposal of assets and other	(6.8)	(7.7)	1.6
Net gain on investment in NCMI	—	(12.4)	(11.0)
Non-cash rent expense	(10.8)	(17.9)	(12.5)
Equity in loss (income) of affiliates	9.3	(3.6)	(11.9)
Deferred income tax (benefit) expense	(25.4)	8.5	(107.1)
Distributions from equity investees	6.9	5.7	9.3
Changes in other assets and liabilities
Inventories	(8.2)	0.3	(7.7)
Accounts receivable	(3.0)	(12.6)	(26.7)
Income tax receivable	1.5	(11.5)	3.8
Prepaid expenses and other	(2.3)	(2.3)	(3.8)
Deferred charges and other assets, net	(1.2)	0.3	1.8
Accounts payable and accrued expenses	(24.9)	46.1	88.9
Income tax payable	3.2	1.0	(1.8)
Liabilities for uncertain tax positions	2.0	0.1	3.5
Other long-term liabilities	6.3	1.1	3.4
Net cash provided by operating activities	153.4	454.8	472.8
Investing activities
Additions to theater properties and equipment and other	(110.7)	(149.5)	(150.8)
Net proceeds from sale of subsidiary	—	14.8	—
Proceeds from sale of theater properties and equipment and other	14.4	2.9	3.3
Proceeds from redemption of common units of NCM	—	—	0.6
Net cash used for investing activities	(96.3)	(131.8)	(146.9)
Financing activities
Proceeds from amendment of senior secured credit facility	—	640.2	—
Repayment of term loan upon amendment of senior secured credit facility	—	(624.9)	—
Proceeds from issuance of 7.00% Senior Notes	—	—	500.0
Redemption of 5.875% Senior Notes	—	—	(405.0)
Redemption of 8.75% Secured Notes	—	(102.2)	(150.0)
Payment of debt issuance costs	—	(7.5)	(10.3)
Payment of fees for debt amendments and extinguishments	—	(2.6)	(1.6)
Other repayments of long-term debt	(28.1)	(10.6)	(12.6)
Restricted stock withholdings for payroll taxes	(4.3)	(2.9)	(4.9)
Payments on finance leases	(14.3)	(14.4)	(15.3)
Other financing activities	(5.5)	(0.5)	(3.4)
Net cash used for financing activities	(52.2)	(125.4)	(103.1)
Effect of exchange rate changes on cash and cash equivalents	(20.3)	(12.5)	(7.8)
(Decrease) increase in cash and cash equivalents	(15.4)	185.1	215.0
Cash and cash equivalents:
Beginning of period	442.7	427.3	612.4
End of period	$427.3	$612.4	$827.4
Supplemental information (see Note 18)

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — Cinemark Holdings, Inc. (“Holdings”) is a holding company and its wholly-owned subsidiary is Cinemark USA, Inc. (“CUSA”). Holdings consolidates CUSA and its subsidiaries for financial statement purposes, and CUSA’s operating revenue and operating expenses comprise nearly 100% of Holdings’ revenue and operating expenses. As such, the following Notes to Consolidated Financial Statements relate to Holdings and CUSA and their respective consolidated subsidiaries in all material aspects, unless otherwise noted. Where it is important to distinguish between Holdings and CUSA, specific reference is made to either Holdings or CUSA. Otherwise, all references to “we”, “our”, “us” and “the Company” relate to Cinemark Holdings, Inc. and its consolidated subsidiaries and all references to CUSA relate to CUSA and its consolidated subsidiaries. We operate in the motion picture exhibition industry, with theaters in the United States (“U.S.”) and in 13 countries in Latin America as of December 31, 2024.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Cinemark Holdings, Inc. and its subsidiaries and Cinemark USA, Inc. and its subsidiaries. Intercompany balances and transactions are eliminated in consolidation. Majority-owned subsidiaries that we have control of are consolidated while those investments in entities of which we own between 20% and 50% and do not control, but have significant influence over the investee, are accounted for under the equity method. Investments in entities of which we own between 20% and 50% and do not control or have significant influence over are accounted for under the fair value method. If we cease to exercise significant influence over an equity investee accounted for under the equity method, the investment is accounted for under the fair value method. Investments in entities of which we own less than 20% are generally accounted for under the cost method.

Reclassification of Prior Year Balances — The condensed consolidated balance sheets of Holdings and CUSA for the year ended December 31, 2023 reflect the reclassification of the $7.7 long-term deferred tax asset balance from “Deferred charges and other assets, net” to “Long-term deferred tax asset” to conform to the current period presentation.

Cash and Cash Equivalents — Cash and cash equivalents consist of operating funds held in financial institutions, petty cash held at the theaters, and highly liquid investments with original maturities of three months or less when purchased. The Company invests its cash primarily in money market funds, certificates of deposit, time deposits, commercial paper or other similar funds.

Accounts Receivable – Accounts receivable, which are recorded at net realizable value, consist primarily of receivables related to screen advertising, screen rental, receivables related to gift cards sold in third party retail locations, receivables from landlords related to theater construction projects, rebates earned from the Company’s concession vendors and value-added and other non-income tax receivables.

Inventories — Concession inventories are stated at the lower of cost (first-in, first-out method) or net realizable value.

Theater Properties and Equipment — Theater properties and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Category	Useful Life
Buildings on owned land	40 years
Buildings on leased land	Lesser of lease term or 40 years
Land and buildings under finance leases	Lease term
Theater furniture and equipment	3 to 15 years
Leasehold improvements	Lesser of lease term or useful life

The Company evaluates long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable (qualitative evaluation). The Company also performs a full quantitative impairment evaluation on an annual basis. The Company’s qualitative and quantitative approaches are described below. See Note 11 for details of impairment charges recorded for the years ended December 31, 2022, 2023 and 2024.

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
•
Quantitative approach The Company performs a quantitative evaluation at the theater level using estimated undiscounted cash flows from continuing use through the remainder of the theater’s useful life. The remainder of the theater’s useful life correlates with the remaining lease period, which may include the probability of the exercise of available renewal periods for leased properties, and the lesser of twenty years or the building’s remaining useful life for owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theater) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theater), the asset group (theater) is written down to its estimated fair value. Significant judgment, including management’s estimate of future theater level cash flows for each theater, is involved in estimating fair value. Fair value is estimated based on a multiple of cash flows. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy, as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples.

Goodwill and Other Intangible Assets — The Company evaluates goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable. The Company evaluates goodwill for impairment at the reporting unit level, which is the U.S. and each of its international countries that has been allocated goodwill (the Company does not have goodwill recorded for all of its international locations). Under ASC Topic 350, Goodwill, Intangibles and Other (“ASC Topic 350”), the Company can elect to perform a qualitative or a quantitative impairment assessment of its goodwill. The Company’s qualitative and quantitative approaches are discussed below.

•
Qualitative approach The Company’s qualitative assessment of goodwill for each reporting unit considers economic and market conditions, industry trading multiples and the impact of recent developments that would impact the estimated fair values as determined during its most recent quantitative assessment.
•
Quantitative approach Under a quantitative goodwill impairment analysis, the Company estimates the fair value of each reporting unit and compares it with its carrying value. Fair value is estimated using (i) a market approach, which considers a multiple of cash flows for each reporting unit based upon public trading and recent transaction valuation multiples as the basis for fair value and (ii) an income approach, which uses a discounted cash flow model incorporating discount rates commensurate with the risks involved as the basis for fair value. Significant judgment, including management’s estimate of future theater level cash flows, is involved in estimating the fair value of a reporting unit. The Company’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on projected operating performance of each reporting unit, recent market transactions and current industry trading multiples.

Tradename intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. Under ASC Topic 350, the Company can elect to perform a qualitative or quantitative impairment assessment for its tradename intangible assets. The Company’s qualitative and quantitative approaches are discussed below.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected revenue performance and industry trends.

The table below summarizes the Company’s intangible assets and the amortization method used for each type of intangible asset:

Intangible Asset	Amortization Method
Goodwill	Indefinite-lived
Tradename	Indefinite-lived and definite-lived. Definite-lived tradename asset reached the end of its useful life in the fourth quarter of 2024.
Other intangible assets	Straight-line method over the terms of the underlying agreement. The remaining useful lives of these intangible assets is one year.

Lease Accounting — See Note 3 for discussion of the Company’s lease accounting policies.

Deferred Charges and Other Assets — Deferred charges and other assets consist of lease and other security deposits, equipment to be placed in service, and other assets of a long-term nature.

Self-Insurance Reserves — In the U.S., the Company is self-insured for general liability claims, which are capped at $0.3 per occurrence with no aggregate annual cap. Under the Company’s fully-funded deductible workers compensation insurance plan in the U.S., the Company is responsible for pre-funding claims and is responsible for claims up to $0.3 per occurrence, with an annual cap of $5.0. The Company is also self-insured for domestic medical and dental claims with a cap of $0.3 per occurrence. As of December 31, 2023 and 2024, the Company’s self-insurance reserves were $11.4 and $10.6, respectively, and are reflected in accrued other current liabilities on the consolidated balance sheets. For its international locations, the Company is fully insured for general liability claims, with little or no deductibles per occurrence, as well as its workers’ compensation claims. Medical and dental benefits for the Company’s international locations are covered through government-sponsored healthcare systems that are funded through employee and employer payroll tax contributions.

Revenue Recognition — See Note 4 for discussion of revenue recognition and deferred revenue.

Expenses — Film rental costs are based on the film licensing arrangements and accrued based on the applicable box office receipts and either: 1) a sliding scale formula, which is generally established with the studio prior to the opening of the film, 2) a firm terms formula as negotiated prior to a film's theatrical run, or 3) estimates of the final settlement rate, which occurs at the conclusion of the film’s run. Under a sliding scale formula, the Company pays a percentage of box office revenues using a pre-determined scale that is based upon box office performance of the film for its full theatrical run. Under a firm terms formula, the Company pays the distributor a percentage of box office receipts that can either be an aggregate rate for the full theatrical run or rates that decline over the term of the theatrical run. The settlement process allows for negotiation of film rental fees upon the conclusion of the film's theatrical run based upon how the film performs. Estimates are based on the expected success of a film. The success of a film can generally be determined a few weeks after a film is released when the initial box office performance of the film is known. If actual box office performance differs from our estimates, film rental costs are adjusted accordingly throughout a film’s theatrical run.

Accounting for Share-Based Awards — The Company measures the cost of employee services received in exchange for an equity award based on the fair value of the award on the date of the grant. The grant date fair value is based on Holdings’ stock price on the grant date. Such costs are recognized over the period during which an employee is required to provide service in exchange for the award (which is usually the vesting period). At the time of the grant, Holdings also estimates the number of awards that will ultimately be forfeited. Holdings also periodically estimates the number of awards that will ultimately vest based upon the achievement of pre-established Company performance targets on those awards that are both performance-based and time-based. A cumulative expense adjustment is recognized when that estimate changes. See Note 17 for discussion of Holdings’ share-based awards and related compensation expense.

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

Segments — The Company manages its business under two reportable segments, U.S. markets and international markets. See Note 21.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company’s consolidated financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.

Foreign Currency Translations — The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in the consolidated balance sheets in accumulated other comprehensive loss. See Note 15 for a summary of the translation adjustments recorded in accumulated other comprehensive loss for the years ended December 31, 2022, 2023 and 2024. The Company recognizes foreign currency transaction gains and losses when changes in exchange rates impact transactions, other than intercompany transactions of a long-term investment nature, that have been denominated in a currency other than the functional currency.

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

Fair Value Measurements — According to authoritative guidance, inputs used in fair value measurements fall into three different categories: Level 1, Level 2 and Level 3. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. See Note 14 for a discussion of our fair value measurements for the years ended December 31, 2022, 2023 and 2024.

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

Theatrical Exhibition Industry Disruptions - The impact of the COVID-19 pandemic had an unprecedented effect on the theatrical exhibition industry. The industry’s success is contingent upon several key factors, including the volume of new film content available, which has been impacted by the effects of the COVID-19 pandemic and more recently, the 2023 writers’ and actors’ guild strikes, the box office performance of new film content released, the duration of the exclusive theatrical release window, and evolving consumer behavior with competition from other forms of in-and-out-of-home entertainment.

Government Assistance - During the year ended December 31, 2022, the Company received an aggregate of approximately $2.8 in government assistance pursuant to (i) payroll continuation support programs under the CARES Act, (ii) various grants provided in certain states intended to cover janitorial and personal protection equipment costs incurred by the Company in response to local regulations and (iii) subsidies for certain payroll costs in certain international locations. The Company has met all applicable conditions related to the government assistance received. The government assistance received was reflected as credits to salaries and wages, utilities and other costs, and general and administrative expenses in the consolidated statement of loss.

Restructuring Charges – During the year ended December 31, 2020, the Company recorded restructuring charges based on an approved and announced restructuring plan, specifically related to headcount reductions, the permanent closure of underperforming theaters and the write-down of related theater assets. The costs of the restructuring actions were accrued based on estimates at the time the plan was formalized. Final adjustments made to the restructuring charges based on actual costs incurred were recorded during the year ended December 31, 2022.

2.
NEW ACCOUNTING PRONOUNCEMENTS

Accounting Guidance Adopted:

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The purpose of ASU 2023-07 is to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses to enable investors to better understand an entity’s overall performance and assess potential future cash flows. In addition, the amendments of ASU 2023-07 enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the guidance in ASU 2023-07 retroactively effective December 31, 2024 (see Note 21). The adoption of this standard did not have a material impact on the Company’s consolidated financial statement disclosures.

Accounting Guidance Not Yet Adopted:

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The purpose of ASU 2023-09 is to enhance the transparency and decision usefulness of income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in ASU 2023-09 require that public entities, on an annual basis, (i) disclose specific categories in the income tax rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pre-tax income or loss by the applicable statutory income tax rate). The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact of adopting ASU 2023-09 on its consolidated financial statements.

ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The purpose of ASU 2024-03 is to enhance the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) included within income statement expense captions. The amendments in ASU 2024-03 are effective for all public companies for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of adopting ASU 2024-03 on its consolidated financial statement disclosures.

3.
LEASE ACCOUNTING

Real Estate Leases — The Company conducts a significant part of its theater operations in leased properties under noncancelable operating and finance leases with base terms generally ranging from 10 to 25 years. In addition to fixed lease payments, some of the leases provide for variable lease payments and some require the payment of taxes, insurance, common area maintenance and other costs applicable to the property. Some variable lease payments include payments based on a percentage of retail sales or a percentage of retail sales over defined thresholds. Other variable lease payments include payments adjusted periodically for inflation, changes in attendance or changes in average ticket price. The Company can renew, at its option, many of its leases at defined or then market rental rates for various renewal periods. Some leases also provide for escalating rent payments throughout the lease term. The Company also leases certain office and warehouse facilities in the U.S. and in international locations, which generally only include fixed payments. The Company recognizes fixed lease expense for the operating leases on a straight-line basis over the lease term. The Company’s real estate lease agreements do not contain any residual value guarantees or restrictive covenants.

Equipment Leases — The Company leases certain equipment under operating and finance leases, including trash compactors and various other equipment used in the day-to-day operation of its theaters. Certain of the leases require fixed lease payments to be made over the duration of the lease term, while others are variable in nature based on usage or sales. Certain of these leases are month-to-month, while others have noncancelable terms ranging from 1 to 7 years. The Company’s equipment lease agreements do not contain any residual value guarantees or restrictive covenants.

The following table represents the operating and finance right-of-use assets and lease liabilities as of the periods indicated.

		As of
Leases	Classification	December 31, 2023	December 31, 2024
Assets (1)
Operating lease assets	Operating lease right-of-use assets	$986.4	$930.4
Finance lease assets	Theater properties and equipment, net of accumulated depreciation (2)	55.7	93.8
Total lease assets		$1,042.1	$1,024.2

Liabilities (1)
Current
Operating	Current portion of operating lease obligations	$212.5	$212.1
Finance	Current portion of finance lease obligations	14.0	15.4
Noncurrent
Operating	Operating lease obligations, less current portion	853.3	784.0
Finance	Finance lease obligations, less current portion	73.8	109.9
Total lease liabilities		$1,153.6	$1,121.4
(1)
The operating lease right-of-use assets and liabilities recorded on the Company’s consolidated balance sheets generally do not include renewal options that have not yet been exercised. The Company does not consider a lease renewal as reasonably certain until immediately before the necessary notification is provided to the landlord after consideration of market conditions and performance of the theater.
(2)
Finance lease assets are net of accumulated amortization of $73.9 and $58.4 as of December 31, 2023 and 2024, respectively.

As of December 31, 2024, the Company had signed lease agreements with total noncancelable lease payments of approximately $21.6 related to theater leases that had not yet commenced. The timing of lease commencement is dependent on the completion of construction of the related theater facility. Additionally, these amounts are based on estimated square footage and costs to construct each facility and may be subject to adjustment upon final completion

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

of each construction project. In accordance with ASC Topic 842, Leases, fixed minimum lease payments related to these theaters are not included in the right-of-use assets and lease liabilities as of December 31, 2024.

The following table represents the Company’s aggregate lease costs, by lease classification, for the periods indicated.

		Year Ended December 31,
Lease Cost	Classification	2022	2023	2024
Operating lease costs
Equipment (1)	Utilities and other, General and administrative	$4.4	$4.1	$3.8
Real Estate (1)	Facility lease expense	315.7	348.6	334.5
Total operating lease costs		$320.1	$352.7	$338.3

Finance lease costs
Amortization of leased assets	Depreciation and amortization	$12.4	$12.0	$13.5
Interest on lease liabilities	Interest expense	5.3	4.9	5.8
Total finance lease costs		$17.7	$16.9	$19.3
(1)
Includes short-term lease payments, variable lease payments and office lease payments reflected in general and administrative expense as set forth in the following table for the periods presented:

		Year Ended December 31,
Lease Cost	Classification	2022	2023	2024
Operating lease costs
Equipment - Short-term and variable lease payments	Utilities and other	$3.9	$3.6	$3.4
Real Estate - Variable lease payments (1)	Facility lease expense	$36.4	$68.3	$64.4
Office and equipment leases	General and administrative	$1.3	$1.4	$1.4

(1) Represents lease payments that are based on a change in index, such as CPI or inflation, variable payments based on revenue or attendance and variable common area maintenance costs.

The following table represents the maturity of lease liabilities, by lease classification, as of December 31, 2024.

	Operating	Finance
Years Ending	Leases	Leases
2025	$266.0	$21.9
2026	231.9	22.1
2027	191.0	21.9
2028	152.8	21.5
2029	115.5	20.2
Thereafter	238.5	45.3
Total lease payments	$1,195.7	$152.9
Less: Interest	199.6	27.6
Present value of lease liabilities	$996.1	$125.3

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The following table represents the weighted-average remaining lease term and discount rate, disaggregated by lease classification, as of December 31, 2024.

As of
Lease Term and Discount Rate	December 31, 2024
Weighted-average remaining lease term (years) (1)
Operating leases - equipment	3.2
Operating leases - real estate	6.3
Finance leases - equipment	3.1
Finance leases - real estate	7.5

Weighted-average discount rate (2)
Operating leases - equipment	6.6%
Operating leases - real estate	11.6%
Finance leases - equipment	7.2%
Finance leases - real estate	5.6%
(1)
The lease assets and liabilities recorded on the Company’s consolidated balance sheets generally do not include renewal options that have not yet been executed. The Company does not consider a lease renewal exercise as reasonably certain until immediately before the necessary notification is provided to the landlord after consideration of market conditions and performance of the theater.
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

	Year Ended December 31,
Other Information	2022	2023	2024
Cash paid for amounts included in the measurement of lease liabilities
Cash outflows for operating leases	$279.8	$280.8	$270.5
Cash outflows for finance leases - operating activities	$5.3	$4.9	$5.7
Cash outflows for finance leases - financing activities	$14.3	$14.4	$15.3
Non-cash amount of leased assets obtained in exchange for:
Operating lease liability additions, net	$114.1	$87.0	$154.6
Finance lease liability additions, net	$—	$—	$52.9

Lessor Arrangements

Under the Company’s Exhibitor Services Agreement (“ESA”) with National CineMedia, LLC (“NCM”), the nonconsecutive periods of use of the theater screens by NCM qualify as a lease in accordance with ASC Topic 842. See further discussion in Note 7.

The Company rents its theater auditoriums for corporate meetings, screenings, education and training sessions and other private events. These rentals are one-time events and the related revenue is reflected as other revenue on the consolidated statements of income (loss).

4.
REVENUE RECOGNITION

Revenue Recognition Policy

The Company’s patrons have the option to purchase movie tickets well in advance of a movie showtime, right before the movie showtime, or at any point in between those two timeframes depending on seat availability. The Company recognizes such admissions revenue when the showtime for a purchased movie ticket has passed. Concession revenue is recognized when products are sold to the consumer at the theater, or if purchased online in advance, either through the Company’s website, its mobile application or through a third-party delivery service, once the consumer’s order is fulfilled. Other revenue primarily consists of screen advertising, screen rental revenue,

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

promotional income, studio trailer placements and transactional fees. Except for NCM screen advertising advances discussed below in Note 8, these revenues are generally recognized when the Company has fulfilled its performance obligations by providing the services specified in each contract.

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

The Company offers a subscription program in the U.S. whereby patrons can pay a monthly or annual fee to receive a monthly credit for use towards a future movie ticket purchase. The Company also offers monthly subscription fee programs in several of its international locations where customers can pay a monthly or annual fee to receive benefits such as a free monthly ticket. The Company records breakage revenue for unused credits based upon redemption of subscription credits and historical experience with the expiration of unused credits.

The Company has loyalty programs in the U.S. and many of its international locations that either have a prepaid annual fee or award points to customers as purchases are made. For those loyalty programs that have a prepaid annual fee, the Company recognizes the fee collected as other revenue on a straight-line basis over the annual membership period. For those loyalty programs that award points to customers based on their purchases, the Company records a portion of the original transaction proceeds as deferred revenue based on the number of reward points issued to customers and recognizes the deferred revenue when the customer redeems such points. The value of loyalty points issued is based on the estimated fair value of the rewards offered. The Company records breakage revenue for unredeemed loyalty points based upon redemption of loyalty points and historical experience with the expiration of unused points.

Accounts receivable as of December 31, 2023 and 2024 included approximately $31.6 and $29.8, respectively, of receivables related to contracts with customers. The Company did not record any assets related to the costs to obtain or fulfill a contract with customers during the years ended December 31, 2023 or 2024.

Disaggregation of Revenue

The following tables present revenue for the periods indicated, disaggregated based on major type of good or service and by reportable segment.

	Year Ended December 31, 2024
	U.S.	International
	Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated
Admissions Revenue	$1,233.1	$289.4	$1,522.5
Concession Revenue	969.3	228.5	1,197.8
Screen advertising, screen rental and promotional revenue	91.7	54.5	146.2
Other Revenue	142.7	40.3	183.0
Total Revenue	$2,436.8	$612.7	$3,049.5

	Year Ended December 31, 2023
	U.S.	International
	Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated
Admissions Revenue	$1,236.0	$319.6	$1,555.6
Concession Revenue	952.0	240.0	1,192.0
Screen advertising, screen rental and promotional revenue	91.0	53.6	144.6
Other Revenue	136.3	38.2	174.5
Total Revenue	$2,415.3	$651.4	$3,066.7

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
(1)
U.S. segment revenues exclude intercompany transactions with the international reportable segment. See Note 21 for additional information on intercompany eliminations.

The following tables present revenue for the periods indicated, disaggregated based on timing of revenue recognition (as discussed above) and by reportable segment.

	Year Ended December 31, 2024
	U.S.	International
	Operating	Operating
	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$2,330.3	$545.3	$2,875.6
Goods and services transferred over time	106.5	67.4	173.9
Total	$2,436.8	$612.7	$3,049.5

	Year Ended December 31, 2023
	U.S.	International
	Operating	Operating
	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$2,327.9	$588.9	$2,916.8
Goods and services transferred over time	87.4	62.5	149.9
Total	$2,415.3	$651.4	$3,066.7

	Year Ended December 31, 2022
	U.S.	International
	Operating	Operating
	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$1,856.5	$428.3	$2,284.8
Goods and services transferred over time	113.7	56.2	169.9
Total	$1,970.2	$484.5	$2,454.7
(1)
U.S. segment revenues exclude intercompany transactions with the international reportable segment. See Note 21 for additional information on intercompany eliminations.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Screen Advertising Advances and Other Deferred Revenue

The following table presents changes in the Company’s deferred revenue for the periods indicated:

Deferred Revenue	NCM Screen Advertising Advances (2)	Other Deferred Revenue (3)
Balance at January 1, 2023	$338.2	$194.9
Amounts recognized as accounts receivable	—	4.6
Cash received from customers in advance	—	327.4
Dispositions (1)	—	(0.4)
Interest accrued related to significant financing component	22.6	—
Revenue recognized during period	(32.4)	(299.5)
Foreign currency translation adjustments	—	(5.4)
Balance at December 31, 2023	328.4	221.6
Amounts recognized as accounts receivable	—	10.8
Cash received from customers in advance	—	376.0
Common units received from NCM (see Note 8)	0.5	—
Interest accrued related to significant financing component	22.0	—
Revenue recognized during period	(32.4)	(353.7)
Foreign currency translation adjustments	—	(3.9)
Balance at December 31, 2024	$318.5	$250.8
(1)
Relates to the sale of the Company’s Ecuador subsidiary. See Note 7.
(2)
See Significant Financing Component in Note 8 for discussion of NCM screen advertising advances and maturity of balances as of December 31, 2024.
(3)
Includes liabilities associated with outstanding gift cards and prepaid and discount ticket vouchers, points, credits or rebates outstanding under the Company’s loyalty and subscription programs and revenue not yet recognized for screen advertising and other promotional activities. Amounts are classified as accounts payable and accrued expenses or other long-term liabilities on the consolidated balance sheets.

The table below summarizes the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied for other deferred revenue in the table above as of December 31, 2024 and when the Company expects to recognize this revenue.

	Year Ended December 31,
Remaining Performance Obligations	2025	2026	Thereafter	Total
Other deferred revenue	$221.6	29.2	—	$250.8

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

5.
EARNINGS (LOSS) PER SHARE

The following table presents computations of basic and diluted earnings (loss) per share for Holdings under the two class method:

	Year Ended December 31,
	2022	2023	2024
Numerator:
Net (loss) income attributable to Cinemark Holdings, Inc.	$(271.2)	$188.2	$309.7
Loss (income) allocated to participating share-based awards (1)	3.8	(3.3)	(5.5)
Basic net (loss) income attributable to common stockholders	$(267.4)	$184.9	$304.2
Add: Interest expense on convertible notes, net of tax (3)	—	$18.2	$14.6
Diluted net (loss) income attributable to common stockholders	$(267.4)	$203.1	$318.8

Denominator:
Basic weighted average shares outstanding	118.2	119.1	119.9
Common equivalent shares for performance stock units (2)	—	0.9	2.2
Common equivalent shares for convertible notes (3)	—	32.0	32.0
Common equivalent shares for warrants (4)	—	—	0.8
Diluted weighted average shares outstanding	118.2	152.0	154.9

Basic (loss) earnings per share attributable to common stockholders	$(2.26)	$1.55	$2.54
Diluted (loss) earnings per share attributable to common stockholders	$(2.26)	$1.34	$2.06
(1)
For the years ended December 31, 2022, 2023 and 2024, a weighted average of approximately 1.7 shares, 2.1 shares and 2.1 shares of unvested restricted stock, respectively, are considered participating securities.
(2)
For the year ended December 31, 2022, approximately 0.4 common equivalent shares for performance stock units were excluded because they would be anti-dilutive.
(3)
For the year ended December 31, 2022, diluted loss per share excludes the assumed conversion of the 4.50% Convertible Senior Notes into 32.0 shares of common stock, as they would be anti-dilutive. See further discussion below.
(4)
For the years ended December 31, 2022 and 2023, diluted (loss) earnings per share excludes the warrants, as they would be anti-dilutive.

Share-based awards

Holdings considers its unvested restricted stock awards, which contain non-forfeitable rights to dividends, participating securities and includes such participating securities in its computation of earnings (loss) per share pursuant to the two-class method. Basic earnings (loss) per share for the two classes of stock (common stock and unvested restricted stock) is calculated by dividing net income (loss) by the weighted average number of shares of common stock and unvested restricted stock outstanding during the reporting period. Diluted earnings (loss) per share is calculated using the weighted average number of shares of common stock plus the potentially dilutive effect of common equivalent shares outstanding determined under both the two-class method and the treasury stock method. For the years ended December 31, 2022, 2023 and 2024, diluted earnings per share using the treasury stock method was less dilutive than the two-class method; as such, only the two-class method has been included above.

Convertible notes, hedges and warrants

The 4.50% Convertible Senior Notes, discussed further in Note 13, are dilutive in periods in which Holdings has net income. The impact of such dilution on earnings per share is calculated under the if-converted method, which requires that all of the shares of Holdings’ common stock issuable upon conversion of the 4.50% Convertible Senior Notes be included in the calculation of diluted earnings (loss) per share assuming conversion at the beginning of the reporting period.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The closing price of Holdings’ common stock exceeded $18.66 per share (130% of the initial conversion price of $14.35 per share) during at least 20 of the last 30 trading days of the quarter ended December 31, 2024 and, therefore, the 4.50% Convertible Senior Notes will be convertible during the first quarter of 2025. The if-converted value of the 4.50% Convertible Senior Notes, based on the weighted average closing price of Holdings’ common stock for 2024, exceeded the aggregate outstanding principal of the notes by $249.8 as of December 31, 2024.

As noted in Note 13, Holdings entered into hedge transactions with counterparties in connection with the issuance of the 4.50% Convertible Senior Notes. The convertible note hedge transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the 4.50% Convertible Senior Notes, the number of shares of Holdings’ common stock underlying the 4.50% Convertible Senior Notes, which initially gives Holdings the option to purchase approximately 32.0 shares of its common stock at a price of approximately $14.35 per share. Concurrently with entering into the convertible note hedge transactions, Holdings also entered into warrant transactions with each option counterparty whereby Holdings sold to such option counterparty warrants to purchase, subject to customary anti-dilution adjustments, up to the same number of shares of Holdings’ common stock, which initially gives the option counterparties the option to purchase approximately 32.0 shares at a price of approximately $22.08 per share. The economic effect of these transactions is to effectively raise the strike price of the 4.50% Convertible Senior Notes to approximately $22.08 per share of Holdings’ common stock. The warrants expire 1/80th per trading day between November 15, 2025 and March 12, 2026.

6.
DIVIDENDS

The Company suspended its quarterly dividend in March 2020 as a result of the COVID-19 pandemic. See Note 23 for additional discussion related to the Company’s dividend.

7.
THEATER PROPERTIES AND EQUIPMENT

Properties and equipment consisted of the following as of the periods presented:

	December 31,
	2023	2024
Theater properties and equipment
Land	$97.8	$97.0
Buildings	530.6	534.3
Property under finance lease	129.6	152.2
Theater furniture and equipment	1,432.8	1,514.5
Leasehold interests and improvements	1,300.2	1,223.8
Total	3,491.0	3,521.8
Less: accumulated depreciation and amortization (1)	(2,329.3)	(2,376.7)
Theater properties and equipment, net	$1,161.7	$1,145.1
(1)
Amortization of finance lease assets is included in depreciation and amortization expense on the consolidated statements of income (loss). Accumulated amortization of finance lease assets as of December 31, 2023 and 2024 was $73.9 and $58.4, respectively.

Sale of Subsidiary

During December 2022, the Company entered into a purchase and sale agreement for the sale of the stock of its Ecuador subsidiary. The Company completed the sale in September 2023 and recognized a gain of $6.9, which is reflected in “(Gain) loss on disposal of assets and other” in the Company’s consolidated statement of income for the year ended December 31, 2023. The sale of the Ecuador subsidiary did not qualify as discontinued operations since it did not represent a strategic shift in the Company’s operations that will have a major effect on its results and operations. The table below summarizes total revenue and operating (loss) income for the Ecuador subsidiary for the periods presented:

	Year Ended December 31,
	2022	2023
Total revenue	$13.3	$13.5
Operating (loss) income	$(1.2)	$2.0

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

8.
INVESTMENT IN NATIONAL CINEMEDIA, INC / NATIONAL CINEMEDIA LLC

NCM operates a digital in-theater network in the U.S. for providing cinema advertising. The Company has an investment in NCM’s parent National CineMedia, Inc. (”NCMI”) and previously held an investment in NCM. See further discussion below under Investment in National CineMedia. The Company entered into an Exhibitor Services Agreement with NCM (“ESA”) pursuant to which NCM primarily provides screen advertising to the Company’s domestic theaters through its branded “Noovie” pre-show entertainment program and also handles lobby promotions and displays for the Company’s theaters. See further discussion below under Exhibitor Services Agreement.

Summary of Activity with NCMI/NCM

Below is a summary of activity with NCMI and NCM included in each of Holdings’ and CUSA’s consolidated financial statements for the periods indicated. See Note 4 for discussion of revenue recognition.

	Investment in NCMI/NCM	NCM Screen Advertising Advances	Equity in Loss (3)	Other Revenue	Interest Expense - NCM	Cash Received (1)
Balance as of January 1, 2022	$135.4	$(346.0)
Receipt of common units due to annual common unit adjustment	1.3	(1.3)	—	—	—	—
Screen rental revenues earned under ESA (1)	—	—	—	(19.9)	—	19.9
Interest accrued related to significant financing component	—	(23.2)	—	—	23.2	—
Equity in loss	(13.9)	—	13.9	—	—	—
Impairment of investment in NCM (2) (5)	(113.2)	—	—	—	—	—
Amortization of screen advertising advances	—	32.3	—	(32.3)	—	—
Balance as of and for the year ended December 31, 2022	$9.6	$(338.2)	$13.9	$(52.2)	$23.2	$19.9
Screen rental revenues earned under ESA (1)	—	—	—	(20.9)	—	20.9
Interest accrued related to significant financing component	—	(22.6)	—	—	22.6	—
Redemption of common units in NCM for common stock of NCMI (2)	—	—	—	—	—	—
Equity in loss (3)	(3.2)	—	3.2	—	—	—
Impairment of investment in NCMI (2) (5)	(0.7)	—	—	—	—	—
Change in unrealized gain on fair market value adjustment of investment in NCMI (2)	12.4	—	—	—	—	—
Amortization of screen advertising advances	—	32.4	—	(32.4)	—	—
Balance as of and for the year ended December 31, 2023	$18.1	$(328.4)	$3.2	$(53.3)	$22.6	$20.9
Screen rental revenues earned under ESA (1)	—	—	—	(21.9)	—	21.9
Interest accrued related to significant financing component	—	(22.0)	—	—	22.0	—
Receipt of common units in NCM due to annual common unit adjustment (4)	—	(0.5)	—	—	—	—
Change in unrealized gain on fair market value adjustment of investment in NCMI (2)	10.9	—	—	—	—	—
Amortization of screen advertising advances	—	32.4	—	(32.4)	—	—
Balance as of and for the year ended December 31, 2024	$29.0	$(318.5)	$—	$(54.3)	$22.0	$21.9
(1)
Amounts include the per patron and per digital screen theater access fees, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire. The amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire were approximately $7.5, $8.9 and $8.6 for the years ended December 31, 2022, 2023 and 2024, respectively. The portion of these amounts that were unpaid and reflected in accounts receivable as of December 31, 2023 and 2024 were $4.9 and $2.1, respectively.
(2)
See Investment in National CineMedia below.
(3)
Equity in loss was recorded through April 11, 2023, the date NCM filed its bankruptcy petition, after which the Company applied the fair value accounting method as discussed below.
(4)
See Common Unit Adjustments below.
(5)
Reflected in impairment of long-lived and other assets on the consolidated income statement for the year indicated. See further discussion at Investment in National CineMedia below.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

In addition to the activity in the table above, the Company made de minimus payments to NCM during the years ended December 31, 2022, 2023 and 2024, respectively, related to the purchase of certain equipment used for digital advertising, which is included in theater furniture and equipment on the consolidated balance sheets.

Investment in National CineMedia

On February 13, 2007 NCMI, a holding company that serves as the sole manager of NCM, completed an initial public offering (“IPO”) of its common stock. NCM comprises approximately the entire balance of NCMI’s assets, liabilities and operating cash flows. In connection with the NCMI initial public offering, the Company amended its operating agreement and the ESA. At the time of the NCMI IPO and as a result of amending the ESA, the Company received approximately $174.0 in cash consideration from NCM. The proceeds were recorded as deferred revenue or NCM screen advertising advances and are being amortized over the term of the Amended and Restated ESA or through February 2041.

As of January 1, 2023, the Company owned approximately 43.7 common units of NCM, which represented an interest in NCM of approximately 25.4%. During February and March 2023, the Company redeemed an aggregate of the Company’s 43.7 common units in NCM in exchange for 43.7 newly issued shares of NCMI common stock.

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

Through April 11, 2023, the Company’s investment in NCM was accounted for under the equity method, with undistributed equity earnings related to its investment included as a component of earnings in equity in income of affiliates or recorded as a reduction of its investment basis. Due to NCM’s bankruptcy proceedings, the Company reassessed its rights and level of influence over NCM. The Company determined that effective April 11, 2023, the date NCM filed its bankruptcy petition, it no longer had significant influence over NCM and therefore ceased accounting for its investment in NCMI under the equity method of accounting in the second quarter of 2023.

Up through April 11, 2023, the Company accounted for its investment in NCMI under the equity method of accounting, and therefore assessed its investment for other than temporary impairment during those periods. The Company recorded impairment charges totaling $113.2 and $0.7 on its investment in NCMI/NCM during the years ended December 31, 2022 and 2023, respectively, because the share price of NCMI was significantly below the Company’s carrying value of NCMI per common share and NCM’s pace of recovery from the COVID-19 pandemic lagged that of the Company and the movie theater industry. See Note 11.

On August 3, 2023, NCMI announced that it had effected a 1-for-10 reverse stock split of its common stock. After giving effect to the reverse stock split, the Company owns approximately 4.4 shares of NCMI common stock. NCM emerged from bankruptcy on August 7, 2023, and the Company’s ownership interest in NCMI was reduced to approximately 4.5%. The Company now accounts for its investment in NCMI in accordance with the guidance set forth in FASB ASC Topic 321 Investments - Equity Securities, which requires the Company to measure its investment in common stock of NCMI at fair value and recognize unrealized holding gains and losses on its investment in earnings. The Company recognized an unrealized gain of $12.4 and $10.9 on its investment in NCMI in the Company’s consolidated statement of income for the years ended December 31, 2023 and 2024.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Common Unit Adjustments

Pursuant to a Common Unit Adjustment Agreement dated as of February 13, 2007 between NCMI and the Company, the Company periodically receives consideration in the form of common units from NCM. Annual adjustments to the common membership units are made primarily based on increases or decreases in the number of theater screens operated and theater attendance generated by the Company for the previous fiscal year. The common units received are recorded at estimated fair value as an increase in the Company’s investment in NCM with an offset to deferred revenue or NCM screen advertising advances.

During March 2024, NCM performed its annual common unit adjustment calculation for 2023 and as a result of the calculation, the Company received approximately 0.1 common units of NCM on April 1, 2024. The Company recorded the common units at their estimated fair value of $0.5 with a corresponding adjustment to NCM screen advertising advances. The fair value of the common units received was estimated based on the market price of NCMI’s common stock at the time the common units were determined, adjusted for volatility associated with the estimated time period it would take to convert the common units and register the respective shares.

On April 10, 2024, the Company delivered a redemption notice to NCM to redeem these common units in NCM for shares of NCMI common stock. On April 12, 2024, NCM delivered a notice to the Company to settle the Company’s redemption request with a cash settlement at a redemption price of approximately $4.95 per common unit, or approximately $0.6. The amount of the cash settlement represents the estimated fair value of the NCM common units based on the closing market price of NCMI’s common stock on April 10, 2024. As a result of the cash settlement, the Company recorded a reduction in its investment in NCM of $0.5 and a gain of $0.1 which is reflected in “Net gain on investment in NCMI” on the Company’s consolidated statement of income for the year ended December 31, 2024.

Below is a summary of common units received by the Company under the Common Unit Adjustment (“CUA”) Agreement during the years ended December 31, 2022, 2023 and 2024:

Event	Date Common Units Received	Number of Common Units Received	Fair Value of Common Units Received (1)
2022 annual common unit adjustment	4/13/2022	0.5	$1.3
2023 annual common unit adjustment (2)	N/A	N/A	N/A
2024 annual common unit adjustment (3)	4/1/2024	0.1	$0.5

(1) The fair value of the common units received was estimated based on the market price of NCMI common stock (Level 1 input as defined in FASB ASC Topic 820) at the time the common units were determined, adjusted for volatility associated with the estimated time period it would take to convert the common units and register the respective shares.

(2) The issuance of the annual common units of NCM in 2023 was stayed by NCM’s bankruptcy filing on April 11, 2023. In June 2023 the bankruptcy court issued an order canceling the issuance of these common units of NCM and found that these common units were never issued.

(3) See discussion above related to the cash settlement of the common units received in 2024.

Exhibitor Services Agreement

As previously discussed, the Company’s domestic theaters are part of the in-theater digital network operated by NCM, the terms of which are defined in the ESA. NCM primarily provides advertising to its theaters through its branded “Noovie” pre-show entertainment program. The Company receives a monthly theater access fee for participation in the NCM network and also screen advertising or screen rental revenue on a per patron basis. Effective September 17, 2019, the Company signed an amendment to the ESA, under which the Company provided incremental advertising time to NCM and extended the term through February 2041. At the time of the amendment, the Company determined that the amended ESA met the definition of a lease under ASC Topic 842. The Company leases nonconsecutive periods of use of its domestic theater screens to NCM for purposes of showing third party advertising content. The lease, which is classified as an operating lease, generally requires variable lease payments based on the number of patrons attending the showtimes during which such advertising is shown. The lease agreement is considered short-term due to the fact that the nonconsecutive periods of use, or advertising time slots, are set on a weekly basis. The revenues earned under the ESA are reflected in other revenue on the consolidated income statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The recognition of revenue related to the NCM screen advertising advances is recorded on a straight-line basis over the term of the amended ESA through February 2041. The table below summarizes when the Company expects to recognize this deferred revenue:

	Year Ended December 31,
Remaining Maturity	2025	2026	2027	2028	2029	Thereafter	Total
NCM screen advertising advances (1)	$11.2	$12.0	$12.8	$13.7	$14.7	$254.1	$318.5
(1)
Amounts are net of the estimated interest to be accrued for the periods presented.

Significant Financing Component

As noted above, the Company received approximately $174.0 in cash consideration from NCM at the time of NCMI’s IPO and also periodically receives consideration in the form of common units (discussed at Common Unit Adjustments above). Due to the significant length of time between receiving such consideration from NCM and fulfillment of the related performance obligation, the ESA includes an implied significant financing component, as per the guidance in ASC Topic 606. The interest expense was calculated using the Company’s incremental borrowing rates at the time consideration was received from NCM, which ranged from 4.4% to 8.3%. Effective September 17, 2019, upon the Company’s evaluation and determination that ASC Topic 842 applies to the amended ESA, the Company determined it acceptable to apply the significant financing component guidance from ASC Topic 606 by analogy as the economic substance of the agreement represents a financing arrangement.

Summary Financial Information for NCMI/NCM

The tables below present summary financial information for NCMI/NCM for the latest reporting period through which the Company accounted for its investment in NCMI under the equity method.

	Year Ended	Three Months Ended
	December 29, 2022	March 30, 2023
Revenue	$249.2	$34.9
Operating income (loss)	$10.9	$(30.6)
Net loss	$(69.8)	$(54.0)

As of
March 30, 2023
Current assets	$121.7
Noncurrent assets	$618.5
Current liabilities	$1,204.8
Noncurrent liabilities	$67.2
Members'/Total deficit	$(531.8)

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

9.
INVESTMENTS IN AFFILIATES

Below is a summary of activity for each of the Company’s affiliates for the periods indicated:

	AC JV, LLC	DCDC	FE Concepts	Other (1)	Total
Balance at January 1, 2022	$3.7	$1.8	$19.3	$0.4	$25.2
Equity in income	3.4	—	1.2	—	4.6
Cash distributions received	(2.9)	—	(4.0)	—	(6.9)
Other (1)	—	—	—	(0.3)	(0.3)
Balance at December 31, 2022	$4.2	$1.8	$16.5	$0.1	$22.6
Equity in income	4.9	0.3	1.6	—	6.8
Cash distributions received	(5.7)	—	—	—	(5.7)
Other (1)	—	—	—	(0.1)	(0.1)
Balance at December 31, 2023	$3.4	$2.1	$18.1	$—	$23.6
Equity in income	10.0	0.5	1.4	—	11.9
Cash distributions received	(9.3)	—	—	—	(9.3)
Balance at December 31, 2024	$4.1	$2.6	$19.5	$—	$26.2
(1)
Consists primarily of mark-to-market adjustment on an investment in marketable securities.

AC JV, LLC

AC JV, LLC (“ACJV”) is a joint venture that owns “Fathom Events” (consisting of Fathom Events and Fathom Consumer Events), of which the Company owns 32%. The Company accounts for its investment in ACJV under the equity method of accounting. The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theater operators to provide additional programs to augment their feature film schedule. The Company paid event fees to ACJV of $13.3, $16.0 and $25.9 for the years ended December 31, 2022, 2023 and 2024, respectively, which are included in film rentals and advertising costs on our consolidated statements of income (loss).

Digital Cinema Distribution Coalition

The Company is a party to a joint venture with certain exhibitors and distributors called Digital Cinema Distribution Coalition (“DCDC”), which operates a satellite distribution network that distributes all digital content to U.S. theaters via satellite. The Company has an approximate 14.6% ownership in DCDC. The Company accounts for its investment in DCDC under the equity method of accounting. The Company paid approximately $0.5, $0.6 and $0.5 to DCDC during the years ended December 31, 2022, 2023 and 2024, respectively, related to content delivery services, which is included in film rentals and advertising costs on our consolidated statements of income (loss).

FE Concepts, LLC

During April 2018, the Company, through its wholly-owned indirect subsidiary CNMK Texas Properties, LLC (“CNMK”), formed a joint venture, FE Concepts, LLC (“FE Concepts”) with AWSR Investments, LLC (“AWSR”), an entity owned by Lee Roy Mitchell and Tandy Mitchell. In December 2019, FE Concepts opened a family entertainment center that offers bowling, gaming, movies and other amenities. The Company and AWSR each invested approximately $20 and each have a 50% voting interest in FE Concepts. The Company accounts for its investment in FE Concepts under the equity method of accounting. The Company has a theater services agreement with FE Concepts under which it receives service fees for providing film booking and equipment monitoring services for the facility. The Company recorded $0.1 of related service fees for each of the years ended December 31, 2022, 2023 and 2024.

Additional Considerations
The Company performs a qualitative impairment analysis for each of these equity investments annually during the fourth quarter. Based on the analysis performed, no impairment was recorded for the years ended December 31, 2022, 2023 and 2024.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

10.
GOODWILL AND INTANGIBLE ASSETS, NET

The Company’s goodwill was as follows for the periods presented:

	U.S. Operating Segment	International Operating Segment	Total
Balance at December 31, 2022 (1)	$1,182.9	$68.0	$1,250.9
Disposition (2)	—	(4.2)	(4.2)
Foreign currency translation adjustments	—	4.3	4.3
Balance at December 31, 2023 (1)	$1,182.9	$68.1	$1,251.0
Foreign currency translation adjustments	—	(11.4)	(11.4)
Balance at December 31, 2024 (1)	$1,182.9	$56.7	$1,239.6
(1)
Balances are presented net of accumulated impairment losses of $214.0 for the U.S. reportable segment and $43.8 for the international reportable segment.
(2)
Relates to the sale of the Company’s Ecuador subsidiary. See Note 7.

Intangible assets activity and balances consisted of the following for the periods indicated:

	Balance at January 1, 2023	Additions (1)	Disposals (2)	Amortization	Other (3)	Balance at December 31, 2023
Intangible assets with finite lives:
Gross carrying amount	$77.7	$—	$—	$—	$0.1	$77.8
Accumulated amortization	(73.2)	—	—	(2.1)	—	(75.3)
Total intangible assets with finite lives, net	$4.5	$—	$—	$(2.1)	$0.1	$2.5
Intangible assets with indefinite lives:
Tradename and other	300.1	0.4	(0.4)	—	0.2	300.3
Total intangible assets, net	$304.6	$0.4	$(0.4)	$(2.1)	$0.3	$302.8

	Balance at January 1, 2024	Additions (1)	Disposals	Amortization	Other (3)	Balance at December 31, 2024
Intangible assets with finite lives:
Gross carrying amount	$77.8	$—	$—	$—	$(0.1)	$77.7
Accumulated amortization	(75.3)	—	—	(2.0)	—	(77.3)
Total intangible assets with finite lives, net	$2.5	$—	$—	$(2.0)	$(0.1)	$0.4
Intangible assets with indefinite lives:
Tradename and other	300.3	0.1	—	—	(0.3)	300.1
Total intangible assets, net	$302.8	$0.1	$—	$(2.0)	$(0.4)	$300.5
(1)
Amount represents licenses acquired to sell alcoholic beverages for certain locations.
(2)
Relates to the sale of the Company’s Ecuador subsidiary. See Note 7.
(3)
Primarily includes foreign currency translation adjustments.

The remaining estimated aggregate future amortization expense for intangible assets of $0.4 at December 31, 2024 will be fully recognized during the year ended December 31, 2025.

11.
IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS

The Company reviews its long-lived assets for impairment indicators on a quarterly basis and goodwill on an annual basis or whenever events or changes in circumstances indicate the carrying amount of those assets may not be fully recoverable. The Company performed a quantitative impairment analysis on its long-lived assets and qualitative

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

assessments on its goodwill and tradename intangible assets as of December 31, 2024. The valuation multiples used in the Company’s quantitative assessment of long-lived assets as of December 31, 2024 ranged from 2.2 to 6 times. See Note 1 for a discussion of the Company’s impairment policy and a description of qualitative and quantitative impairment assessments.

Below is a summary of impairment charges for the periods indicated:

	Year Ended
	December 31,
	2022	2023	2024
U.S. segment
Theater properties	$19.7	$6.6	$—
Theater operating lease right-of-use assets	34.0	7.1	—
Investment in NCM (1)	113.2	0.7	—
Other	3.9	—	—
U.S. total	170.8	14.4	—

International segment
Theater properties	2.2	0.7	0.9
Theater operating lease right-of-use assets	1.1	1.5	0.6
International total	3.3	2.2	1.5

Total impairment	$174.1	$16.6	$1.5
(1)
See discussion at Investment in National CineMedia in Note 8.

The impairment charges for the year ended December 31, 2024 were related to a theater in one of our international locations that was not showing sufficient recovery since reopening after the temporary COVID-19 related theater closures when compared with the rest of our theater circuit. For the years ended December 31, 2022 and 2023, impairment charges were primarily due to the impact of the COVID-19 pandemic on the theatrical exhibition industry and its ongoing recovery, as discussed in Note 1.

12.
ACCRUED OTHER CURRENT LIABILITIES

Accrued other current liabilities consisted of the following as of the periods presented:

	December 31,
	2023	2024
Gift card liability (1)	$73.6	$84.0
Subscription membership programs liability (1)	77.3	88.6
Prepaid and discount vouchers liability (1)	31.9	30.5
Other	56.4	66.9
Total (2)	$239.2	$270.0
(1)
See discussion at Revenue Recognition Policy in Note 4.
(2)
The only difference between accrued other current liabilities for Holdings, as presented above, and CUSA is an additional $0.1 and $0.3 in “Other” as of December 31, 2023 and 2024, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

13.
LONG-TERM DEBT

Long-term debt of Holdings and CUSA consisted of the following for the periods presented:

	December 31,
	2023	2024
Cinemark Holdings, Inc. 4.50% convertible senior notes due August 2025	$460.0	$460.0
Cinemark USA, Inc. term loan due May 2030	645.1	638.7
Cinemark USA, Inc. 8.75% senior secured notes due May 2025	150.0	—
Cinemark USA, Inc. 5.875% senior notes due March 2026	405.0	—
Cinemark USA, Inc. 5.25% senior notes due July 2028	765.0	765.0
Cinemark USA, Inc. 7.00% senior notes due August 2032	—	500.0
Other	7.0	—
Total long-term debt carrying value (1)	$2,432.1	$2,363.7
Less: Current portion, net of unamortized debt issuance costs	7.8	464.3
Less: Debt issuance costs and original issue discount, net of accumulated amortization (1)	33.0	29.0
Long-term debt, less current portion, net of unamortized debt issuance costs and original issue discount (1)	$2,391.3	$1,870.4

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

	December 31,
	2023	2024
Total long-term debt carrying value	$1,972.1	$1,903.7
Less: Current portion	7.8	6.4
Less: Debt issuance costs and original issue discount, net of accumulated amortization	27.5	26.9
Long-term debt, less current portion, net of unamortized debt issuance costs and original issue discount	$1,936.8	$1,870.4

Fair Value of Long Term Debt

The Company estimates the fair value of its long-term debt primarily based on observable market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, Fair Value Measurement. The carrying value of the Company’s long term debt as of December 31, 2023 and 2024 is shown in the table above. The table below presents the fair value of the Company's long-term debt as of the periods presented:

	As of
	December 31, 2023	December 31, 2024
Holdings fair value (1)	$2,460.3	$2,903.7
CUSA fair value	$1,903.8	$1,902.1
(1)
The fair value of the 4.50% convertible notes was $556.5 and $1,001.6 as of December 31, 2023 and 2024, respectively.

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

Holders of the 4.50% Convertible Senior Notes may convert their 4.50% Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding May 15, 2025 only under the following circumstances: (1) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Holdings’ common stock and the conversion rate on each such trading day; (2) if Holdings distributes to all or substantially all stockholders (i) rights options or warrants entitling them to purchase shares at a discount to the recent average trading price of its common stock (including due to a stockholder rights plan) or (ii) Holdings’ assets or securities or rights, options or warrants to

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

purchase the same with a per share value exceeding 10% of the trading price of Holdings’ stock; or (3) upon the occurrence of specified corporate events as described further in the indenture. Prior to May 15, 2025, holders may convert their 4.50% Convertible Senior Notes during any calendar quarter (and only during such calendar quarter), if the last reported sale price of Holdings’ common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to $18.66 per share, on each applicable trading day. The closing price of Holdings' common stock exceeded $18.66 per share (130% of the initial conversion price of $14.35 per share) during at least 20 of the last 30 trading days of the quarter ended December 31, 2024 and, therefore, the 4.50% Convertible Senior Notes will be convertible during the first quarter of 2025. Beginning May 15, 2025, holders may convert their 4.50% Convertible Senior Notes at any time prior to the close of business on the third scheduled trading day immediately preceding the maturity date. Upon conversion of the 4.50% Convertible Senior Notes, Holdings will deliver cash, shares of its common stock or a combination of cash and shares of its common stock, at its election.

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

Concurrently with the issuance of the 4.50% Convertible Senior Notes, Holdings entered into privately negotiated convertible note hedge transactions (the “Hedge Transactions”) with one or more of the initial purchasers of the 4.50% Convertible Senior Notes or their respective affiliates (the “Option Counterparties”). The Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the 4.50% Convertible Senior Notes, the number of shares of Holdings’ common stock that will initially underlie the aggregate amount of the 4.50% Convertible Senior Notes, which initially gives Holdings the option to purchase approximately 32.0 shares of its common stock at a price of approximately $14.35 per share. The Hedge Transactions are generally expected to reduce potential dilution to Holdings’ common stock upon any conversion of the 4.50% Convertible Senior Notes and/or offset any cash payments Holdings may be required to make in excess of the principal amount of converted 4.50% Convertible Senior Notes, as the case may be.

Concurrently with entering into the Hedge Transactions, Holdings also entered into separate privately negotiated warrant transactions with Option Counterparties (the “Warrant Transactions”) whereby Holdings sold to Option Counterparties warrants to purchase (subject to the net share settlement provisions set forth therein) up to the same number of shares of Holdings’ common stock, subject to customary anti-dilution adjustments (the “Warrants”). The Warrants could separately have a dilutive effect to the extent that the market value per share of Holdings’ common stock exceeds the strike price of the Warrants on the applicable expiration dates unless, subject to the terms of the warrants, Holdings elects to cash settle the Warrants. The exercise price of the Warrants is initially $22.08 and is subject to certain adjustments under the terms of the Warrants. The Warrants initially give the Option Counterparties the option to purchase approximately 32.0 shares at a price of approximately $22.08 per share. The economic effect of these transactions is to effectively raise the strike price of the 4.50% Convertible Senior Notes to approximately $22.08 per share of Holdings’ common stock. The Warrants expire 1/80th per trading day between November 15, 2025 and March 12, 2026. Holdings received $89.4 in cash proceeds from the Warrant Transactions, which were used along with proceeds from the 4.50% Convertible Senior Notes, to pay approximately $142.1 to enter into the Hedge Transactions. The cash proceeds from the Warrant Transactions were recorded as additional paid-in-capital in the Company’s Statement of Equity.

Together, the Hedge Transactions and the Warrants are intended to reduce the potential dilution from the conversion of the 4.50% Convertible Senior Notes. The Hedge Transactions and Warrants are recorded in additional paid in capital within equity and are not accounted for as derivatives, in accordance with applicable accounting guidance.

The 4.50% Convertible Senior Notes are effectively subordinated to any of Holdings’, or its subsidiaries’, existing and future secured debt to the extent of the value of the assets securing such indebtedness, including obligations under the Credit Agreement. The 4.50% Convertible Senior Notes are structurally subordinated to all existing and future debt and other liabilities of our subsidiaries, including trade payables, and including CUSA’s 5.25% Senior Notes due 2028 and 7.00% Senior Notes due 2032, or collectively, CUSA’s senior notes (but excluding all obligations under the Credit Agreement, as defined below, which are guaranteed by Holdings). The 4.50%

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Convertible Senior Notes rank equally in right of payment with all of Holdings’ existing and future unsubordinated debt, including all obligations under the Credit Agreement, which is guaranteed by Holdings, and senior in right of payment to any future debt that is expressly subordinated in right of payment to the 4.50% Convertible Senior Notes. The 4.50% Convertible Senior Notes are not guaranteed by any of Holdings’ subsidiaries.

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

CUSA received $632.7 of net proceeds as a result of the amendment, which were used to fund the $628.3 repayment of the term loan outstanding under the Credit Agreement prior to the amendment and restatement and accrued interest thereon, and for other general corporate purposes.

The amended term loan was issued net of an original issue discount of $9.8. CUSA also incurred a total of approximately $10.1 in debt issuance costs in connection with the amendment, which are reflected in the consolidated financial statements as follows: (i) $7.5 in debt issuance costs were capitalized and are reflected as a reduction of “Long-term debt, less current portion” on the Company’s consolidated balance sheet; and (ii) $2.1 of fees paid to lenders and $0.5 of legal and other fees are included in “Loss on debt amendments and extinguishments” in the Company’s consolidated statement of income for the year ended December 31, 2023. As a result of the amendment, CUSA also wrote-off $4.7 of unamortized debt issuance costs associated with exiting lenders of the refinanced Credit Agreement.

On May 28, 2024, CUSA amended and restated its Credit Agreement to reduce the rate at which the term loan bears interest by 0.50% and reset the 101% soft call for another six months. On November 29, 2024, CUSA further amended and restated its Credit Agreement to reduce the rate by an additional 0.50% and reset the 101% soft call for another six months. The May 2024 and November 2024 amendments are collectively referred to as the 2024 Amendments. See below for additional discussion of interest rates on the term loan.

CUSA incurred a total of approximately $2.1 in debt issuance costs in connection with the 2024 Amendments, which are reflected in the consolidated financial statements as follows: (i) $1.6 in debt issuance costs were capitalized and are reflected as a reduction of “Long-term debt, less current portion” on the Company’s consolidated balance sheet; and (ii) $0.5 of legal and other fees are included in “Loss on debt amendments and extinguishments” in the Company’s consolidated statement of income for the year ended December 31, 2024. As a result of the 2024 Amendments, CUSA also wrote-off $2.4 of unamortized debt issuance costs and original issue discount associated with exiting lenders of the amended Credit Agreement, which is reflected in “Loss on debt amendments and extinguishments” in the Company’s consolidated statement of income for the year ended December 31, 2024.

As of December 31, 2024, there was $638.7 outstanding under the term loan. Under the Credit Agreement, quarterly principal payments of $1.6 are due on the term loan through March 31, 2030, with a final principal payment of the remaining unpaid principal due on May 24, 2030.

Pursuant to the 2024 Amendments noted above, interest on the term loan accrues, at CUSA's option, at either (i) a rate determined by reference to the secured overnight financing rate (“SOFR”) as published by CME Group Benchmark Administration Limited and identified by Barclay's Bank PLC (the Administrative Agent) as the forward-looking term rate based on SOFR for a period of 1, 3, or 6 months (depending upon the Interest Period (as defined in the Credit Agreement) chosen by CUSA) (the “Term SOFR Rate”), subject to a floor of 0.50% per annum, plus an applicable margin of 2.75% per annum, or (ii) for any day, a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Reserve Bank of New York Rate in effect on such day, plus 1/2 of 1.00% and (c) the Term SOFR Rate for a one month Interest Period, as published two U.S. Government Securities Business Days prior to such day (or if such day is not a U.S. Government Securities Business Day, the immediately preceding U.S. Government Securities Business Day), plus 1.00% (this clause (ii), the “Alternate Base Rate”), subject in the case of this clause (ii) to a floor of 1.50% per annum, plus, in the case of this clause (ii), an applicable margin of 1.75% per annum. The average interest rate on outstanding term loan borrowings under the Credit Agreement as of December 31, 2024 was approximately 6.3% per annum, after giving effect to the interest rate swap agreements discussed below.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Interest on revolving credit loans accrues, at CUSA's option, at either (i) the Term SOFR Rate plus an applicable margin that ranges from 3.00% to 3.50% per annum, or (ii) the Alternate Base Rate, subject, in the case of this clause (ii) to a floor of 1.00% per annum, plus, in the case of this clause (ii), an applicable margin that ranges from 2.00% to 2.50%. The applicable margin with respect to revolving credit loans is a function of the Consolidated Net Senior Secured Leverage Ratio as defined in the Credit Agreement. As of December 31, 2024, the applicable margin was 3.00%, however, there were no borrowings outstanding under the revolving line of credit. In addition, CUSA is required to pay a commitment fee on the revolving line of credit that accrues at a rate ranging from 0.20% to 0.375% per annum of the daily unused portion of the revolving line of credit. The commitment fee rate is also a function of the Consolidated Net Senior Secured Leverage Ratio and was 0.20% at December 31, 2024.

CUSA’s obligations under the Credit Agreement are guaranteed by Holdings and certain subsidiaries of Holdings other than CUSA (the “Other Guarantors”) and are secured by security interests in substantially all of Holdings’ and the Other Guarantors’ personal property.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on the ability of Holdings, CUSA and their subsidiaries to: merge, consolidate, liquidate, or dissolve; sell, transfer or otherwise dispose of assets; create, incur or permit to exist certain indebtedness and liens; pay dividends, repurchase stock and make other Restricted Payments (as defined in the Credit Agreement); prepay certain indebtedness; make investments; enter into transactions with affiliates; and change the nature of their business. At any time that CUSA has revolving credit loans outstanding, it is not permitted to allow the Consolidated Net Senior Secured Leverage Ratio to exceed 3.5 to 1.0. As of December 31, 2024, there were no revolving credit loans outstanding under the revolving line of credit, and CUSA’s Consolidated Net Senior Secured Leverage Ratio was below zero.

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

The Restricted Payments covenant, as defined in the Credit Agreement, generally does not limit the ability of Holdings and its subsidiaries to pay dividends and make other Restricted Payments if the Consolidated Net Total Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 2.75 to 1.00. If the Consolidated Net Total Leverage Ratio is greater than 2.75 to 1.00, but not greater than 5.00 to 1.00, Restricted Payments generally may be made in an aggregate amount not to exceed the Available Amount (as defined in the Credit Agreement), which is a function of CUSA’s Consolidated EBITDA minus 1.75 times its Consolidated Interest Expense (as such terms are defined in the Credit Agreement) and certain other factors as specified in the Credit Agreement. As of December 31, 2024, the Consolidated Net Total Leverage Ratio was 1.69 to 1.00 and the Available Amount was $925.5. In addition, the Credit Agreement contains other baskets that allow certain Restricted Payments in excess of the Applicable Amount.

7.00% Senior Notes

On July 18, 2024, CUSA issued $500.0 aggregate principal amount of 7.00% senior unsecured notes, at par (the “7.00% Senior Notes”). The notes will mature on August 1, 2032. Interest on the 7.00% Senior Notes is payable on February 1 and August 1 of each year, beginning on February 1, 2025. CUSA incurred debt issuance costs of approximately $8.7 in connection with the issuance, which were recorded as a reduction of long-term debt on the Company’s consolidated balance sheet. Proceeds, net of fees, were used to repay CUSA’s 5.875% $405.0 aggregate principal amount of Senior Notes due March 2026 (the “5.875% Senior Notes”), as discussed below under 5.875% Secured Notes. The remainder of the net proceeds will be used for general corporate purposes.

The 7.00% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of CUSA’s subsidiaries, or its guarantors, that guarantee, assume or in any other manner become liable with respect to any of CUSA’s or its guarantors’ other debt. If CUSA cannot make payments on the 7.00% Senior Notes when they are due, CUSA’s guarantors must make them instead. The 7.00% Senior Notes and the guarantees are senior unsecured obligations and rank equally in right of payment with all of CUSA’s and its guarantor’s existing and future senior debt, including the 5.25% senior notes due 2028 and all borrowings under CUSA’s Credit Agreement. The notes and the guarantees will be structurally subordinated to all existing and future debt and other liabilities of

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

CUSA’s non-guarantor subsidiaries. The notes and the guarantees will be structurally senior to the 4.50% Convertible Senior Notes due 2025, and all future debt, if any, issued by Holdings that is not guaranteed by CUSA or any of its subsidiaries.

Prior to August 1, 2027, CUSA has the option to redeem all or a portion of the 7.00% Senior Notes at a price equal to 100.0% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a make-whole premium. In addition, prior to August 1, 2027, CUSA may redeem up to 40% of the aggregate principal amount of the 7.00% Senior Notes with funds in an amount equal to the net proceeds of certain equity offerings at a redemption price equal to 107.0% of the principal amount of the 7.00% Senior Notes redeemed, plus accrued and unpaid interest, if any, as long as (i) at least 60% of the principal amount of the 7.00% Senior Notes issued under the indenture governing the 7.00% Senior Notes (including any additional notes) remains outstanding immediately after each such redemption and (ii) the redemption occurs within 120 days of the closing of such equity offerings.

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

5.875% Senior Notes

On March 16, 2021, CUSA issued the 5.875% Senior Notes at par value. Interest on the 5.875% Senior Notes was payable on March 15 and September 15 of each year. The 5.875% Senior Notes were scheduled to mature on March 15, 2026.

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

On September 19, 2024, CUSA, as permitted by the terms of the indenture governing the 5.875% Senior Notes, irrevocably deposited non-callable U.S. government treasury securities with a trustee in an amount sufficient to fund the repayment of the remaining $59.7 principal amount of the 5.875% Senior Notes on March 15, 2025 at 100% of the principal amount plus accrued and unpaid interest thereon. After the deposit of such funds with the trustee, CUSA’s obligations under the indenture with respect to the 5.875% Senior Notes were satisfied and discharged and the transaction was accounted for as a debt extinguishment.

As a result of the debt extinguishment, CUSA recognized a loss of $3.0 related to the write-off of unamortized debt issuance costs as well as legal and other fees incurred in connection with these transactions, which is reflected in “Loss on debt amendments and extinguishments” in the Company’s consolidated statement of income for the year ended December 31, 2024.

5.25% Senior Notes

On June 15, 2021, CUSA issued $765.0 aggregate principal amount of 5.25% senior notes due 2028, at par value (the “5.25% Senior Notes”). Proceeds, after payment of fees, were used to redeem all of CUSA’s 4.875% $755.0 aggregate principal amount of Senior Notes due 2023. Interest on the 5.25% Senior Notes is payable on January 15 and July 15 of each year, beginning January 15, 2022. The 5.25% Senior Notes mature on July 15, 2028.

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

8.75% Secured Notes

On April 20, 2020, CUSA issued $250.0 in aggregate principal amount of 8.75% senior secured notes with a maturity date of May 1, 2025 (the “8.75% Secured Notes”). Interest on the 8.75% Secured Notes was payable on May 1 and November 1 of each year.

On May 1, 2023, CUSA redeemed $100.0 in principal amount of the 8.75% Secured Notes at 102.188% plus accrued interest thereon for $106.6 in cash. As a result of the May 1, 2023 redemption, CUSA recognized a loss on extinguishment of debt totaling $3.4, which includes a $2.2 premium paid on the redemption of bonds and a $1.2 write-off of unamortized debt issuance costs, and is reflected in “Loss on debt amendments and extinguishments” in the Company’s consolidated statement of income for the year ended December 31, 2023.

On May 1, 2024, CUSA redeemed the remaining $150.0 in outstanding principal amount of the 8.75% Secured Notes, at par, plus accrued interest thereon for $156.6 in cash. Upon the May 1, 2024 redemption, the indenture governing the 8.75% Secured Notes was fully satisfied and discharged. CUSA recognized a loss on extinguishment of debt of $1.0 related to the write-off of unamortized debt issuance costs, which is reflected in “Loss on debt amendments and extinguishments” in the Company’s consolidated statement of income for the year ended December 31, 2024.

Additional Borrowings of International Subsidiaries

During the years ended December 31, 2020 and 2021, certain of CUSA’s international subsidiaries borrowed an aggregate of $35.8 under various local bank loans. During the years ended December 31, 2023 and 2024, the Company repaid $4.1 and $7.0, respectively, of these bank loans. There were no local bank loans outstanding at December 31, 2024.

Covenant Compliance

The indentures governing the 5.25% Senior Notes and the 7.00% Senior Notes ("the indentures") contain covenants that limit, among other things, the ability of CUSA and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2024, Cinemark USA, Inc. could have distributed up to approximately $3,958.7 to its parent company and sole stockholder, Holdings, under the terms of the indentures, subject to its available cash and other borrowing restrictions outlined in the indentures. Upon a change of control, as defined in the indentures, CUSA would be required to make an offer to repurchase the 5.25% Senior Notes, and the 7.00% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indentures allow CUSA to incur additional indebtedness if it satisfies the coverage

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

ratio specified in the indentures, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of December 31, 2024 was 5.7 to 1.

See discussion of dividend restrictions and the consolidated net senior secured leverage ratio under the Credit Agreement at Senior Secured Credit Facility above.

As of December 31, 2024, the Company believes it was in full financial compliance with all agreements, including related covenants, governing its outstanding debt.

Debt Maturity

Holdings' long-term debt, excluding unamortized debt issuance costs, at December 31, 2024 matures as follows:

2025	466.4
2026	6.4
2027	6.4
2028	771.4
2029	6.4
Thereafter	1,106.7
Total (1)	$2,363.7
(1)
The only difference between the long-term debt maturity payments for Holdings, as presented above, and those for CUSA is the $460.0 of Holdings’ 4.50% Convertible Senior Notes that mature in 2025.

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

Effective November 30, 2023, the Company amended and extended its then existing $175.0 notional amount interest rate swap agreement to extend the maturity date to December 31, 2026. Upon amending the interest rate swap agreement effective November 30, 2023, the Company determined that the interest payments hedged with the agreement are still probable to occur, therefore the gain that accumulated on the swap prior to the amendment of $5.1 is being amortized to interest expense through the maturity date of the swap.

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

Approximately $4.5, $(6.4) and $(14.4) was recorded in amortization of accumulated losses (gains) for amended swaps within “Interest Expense” in the consolidated income statement for the years ended December 31, 2022, 2023 and 2024, respectively.

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

Below is a summary of the Company’s interest rate swap agreements designated as cash flow hedges as of December 31, 2024:

				Estimated
				Fair Value at
Notional				December 31,
Amount	Pay Rate	Receive Rate	Expiration Date	2024 (1)
$137.5	3.21%	1-Month Term SOFR	December 31, 2026	$3.4
$175.0	3.20%	1-Month Term SOFR	December 31, 2026	2.2
$137.5	3.17%	1-Month Term SOFR	December 31, 2027	2.9
			Total	$8.5
(1)
Approximately $4.2 of the total is included in “Prepaid expenses and other” and $4.3 is included in “Deferred charges and other assets, net” on the consolidated balance sheet as of December 31, 2024.

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

Level 2 – other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

Level 3 – unobservable and should be used to measure fair value to the extent that observable inputs are not available.

Below is a summary of assets measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of the periods presented:

	As of	Carrying	Fair Value
Description	December 31,	Value	Level 1	Level 2	Level 3
Interest rate swap assets (1)	2023	$9.9	$—	$9.9	$—
Investment in NCMI (2)	2023	$18.1	$—	$18.1	$—

Interest rate swap assets (1)	2024	$8.5	$—	$8.5	$—
Investment in NCMI (2)	2024	$29.0	$29.0	$—	$—

(1) See further discussion of interest rate swaps at Note 13.

(2) See further discussion of investment in NCMI at Note 9.

The Company also uses the market and income approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 1 and Note 11). Additionally, the Company uses the market approach to estimate the fair value of its long-term debt (see Note 13). There were no changes in valuation techniques during the year ended December 31, 2024. The Company’s investment in NCMI was transferred out of Level 2 into Level 1 during the first quarter of 2024.

15.
FOREIGN CURRENCY TRANSLATION

The accumulated other comprehensive loss account in Holdings’ stockholders’ equity of $363.9 and $416.7 and CUSA’s stockholder’s equity of $366.7 and $419.5, each at December 31, 2023 and 2024, respectively, each primarily includes cumulative foreign currency net losses of $384.9 and $425.1, at December 31, 2023 and 2024, from

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

translating the financial statements of the Company’s international subsidiaries and the cumulative changes in fair value of the interest rate swap agreements that are designated as hedges.

As of December 31, 2024, all foreign countries where the Company has operations are non-highly inflationary, other than Argentina. In non-highly inflationary countries, the local currency is the same as the functional currency and any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss. The Company deemed Argentina to be highly inflationary beginning July 1, 2018. A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The financial information of the Company’s Argentina subsidiaries has been remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective beginning July 1, 2018.

During 2019, the Argentine government instituted exchange controls restricting the ability of entities and individuals to exchange Argentine pesos for foreign currencies and to remit foreign currency out of Argentina. As a result of these currency exchange controls, markets in Argentina developed a legal trading mechanism known as the Blue Chip Swap that allows entities to transfer U.S. dollars out of and into Argentina. In a Blue Chip Swap transaction, an entity buys U.S. dollar denominated securities in Argentina using Argentine pesos, and subsequently sells the securities for U.S. dollars, in Argentina, to access U.S. dollars locally, or outside of Argentina, by transferring the securities abroad, prior to being sold (the latter commonly known as Blue Chip Swap Rate). The Blue Chip Swap rate is the implicit exchange rate resulting from the Blue Chip Swap transaction. The Blue Chip Swap rate can diverge significantly from Argentina’s official exchange rate. During the years ended December 31, 2023 and 2024, the Company entered into Blue Chip Swap transactions that resulted in losses of approximately $12.4 and $0.9 which are reflected in “Foreign currency exchange and other related loss” in the Company’s consolidated statements of income for the years ended December 31, 2023 and 2024.

Below is a summary of the impact of translating the financial statements of the Company’s international subsidiaries for the periods presented.

				Other Comprehensive
				Income (Loss)
	Exchange Rate as of December 31,			Year Ended December 31,
Country	2022	2023	2024	2022	2023	2024
Brazil	5.29	4.85	6.19	$2.7	$5.5	$(27.7)
Chile	852.00	879.54	994.69	0.3	(3.1)	(9.7)
Colombia	4,810.19	3,885.85	4,409.99	—	1.2	(2.4)
All other				1.6	1.3	(0.4)
				$4.6	$4.9	$(40.2)

As noted above, beginning July 1, 2018, Argentina was deemed highly inflationary. The impact of translating Argentina’s financial results to U.S. dollars, subsequent to June 30, 2018, has been recorded in foreign currency exchange and other related loss on the Company’s consolidated statements of income (loss). A foreign currency exchange gain (loss) of $8.5, $(24.2), and $(4.1), excluding the impact of the Blue Chip Swap transactions noted above, was recorded for the years ended December 31, 2022, 2023 and 2024, respectively.

16.
NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in subsidiaries of the Company were as follows as of the periods presented:

	December 31,
	2023	2024
Cinemark Partners II	$7.4	$7.3
Laredo Theatres	0.3	0.5
Greeley Ltd.	0.8	0.7
Other	0.5	0.5
Total	$9.0	$9.0

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

There were no changes in the Company’s ownership interest in these subsidiaries during the years ended December 31, 2022, 2023 and 2024.

17.
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

Holdings’ ability to pay dividends is effectively limited by its status as a holding company and the terms of CUSA’s indentures and senior secured credit facility, which also significantly restricts the ability of certain of CUSA’s subsidiaries to pay dividends directly or indirectly to Holdings. See Note 13 for discussion of restrictions contained within the debt agreements of CUSA.

Treasury Stock - Holdings

Treasury stock represents shares of common stock repurchased by Holdings and not yet retired. Holdings has applied the cost method in recording its treasury shares. Below is a summary of Holdings’ treasury stock activity for the years ended December 31, 2022, 2023 and 2024.

	Number of Treasury Shares	Cost
Balance at January 1, 2022	5.35	$91.1
Restricted stock withholdings (1)	0.26	4.3
Restricted stock forfeitures (2)	0.07	—
Balance at December 31, 2022	5.68	$95.4
Restricted stock withholdings (1)	0.22	2.9
Restricted stock forfeitures (2)	0.10	—
Balance at December 31, 2023	6.00	$98.3
Restricted stock withholdings (1)	0.28	4.9
Restricted stock forfeitures (3)	0.10	—
Balance at December 31, 2024	6.38	$103.2
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

	Year Ended December 31,
	2022	2023	2024
Market Values	$12.11 to $18.33	$11.16 to $18.36	$13.93 to $31.57
(2)
Holdings repurchased forfeited restricted shares in 2022 and 2023 at a cost of $0.001 per share in 2022 and 2023 in accordance with the 2017 Omnibus Plan.
(3)
Holdings repurchased forfeited restricted shares in 2024 at a cost of $0.001 per share in 2024 in accordance with the 2024 Long-Term Incentive Plan.

As of December 31, 2024, Holdings had no plans to retire any shares of its treasury stock.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

CUSA’s ability to pay dividends is effectively limited by the terms of its indentures and its senior secured credit facility, which also significantly restricts the ability of certain of CUSA’s subsidiaries to pay dividends directly or indirectly to it. See Note 13 for a discussion of restrictions contained within CUSA’s debt agreements.

Restricted Stock

Below is a summary of restricted stock activity for the years ended December 31, 2022, 2023 and 2024:

	Year Ended		Year Ended		Year Ended
	December 31, 2022		December 31, 2023		December 31, 2024
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1	1.99	$21.73	1.85	$20.64	2.35	$15.67
Granted	0.88	$16.40	1.38	$12.07	0.98	$16.64
Vested	(0.95)	$19.13	(0.78)	$21.04	(0.93)	$16.17
Forfeited	(0.07)	$18.91	(0.10)	$16.40	(0.10)	$14.93
Outstanding at December 31	1.85	$20.64	2.35	$15.67	2.30	$15.91

During the year ended December 31, 2024, Holdings granted 1.0 shares of its restricted stock to certain CUSA employees and to Holdings’ directors. The fair value of the restricted stock granted was determined based on the market value of the Holdings’ common stock on the grant dates, which ranged from $16.43 to $35.18 per share for the 2024 grants. The Company assumed forfeiture rates ranging from 0% to 10% for the restricted stock awards granted in 2024. The restricted stock granted to employees vests over periods ranging from one to three years based on continued service. The recipients of restricted stock are entitled to receive non-forfeitable dividends and to vote their respective shares, however, the sale and transfer of the restricted stock is prohibited during the restriction period.

Below is a summary of restricted stock award activity recorded for the periods indicated.

	Year Ended December 31,
	2022	2023	2024
Compensation expense recognized during the period:
CUSA employees (1)	$14.8	$15.1	$17.4
Holdings directors	1.0	1.2	1.3
Total recognized by Holdings (1)	$15.8	$16.3	$18.7

Fair value of vested restricted stock held by:
CUSA employees	$15.3	$9.1	$14.5
Holdings directors	0.6	1.3	1.4
Holdings total	$15.9	$10.4	$15.9

Income tax benefit recognized upon vesting of restricted stock awards held by:
CUSA employees	$2.7	$0.6	$1.8
Holdings directors	0.1	0.3	0.3
Holdings total income tax benefit	$2.8	$0.9	$2.1
(1)
Compensation expense for the year ended December 31, 2024 includes approximately $0.9 related to a portion of the short-term field incentive compensation plan for 2024 to be settled in restricted stock.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

As of December 31, 2024, the estimated remaining unrecognized compensation expense related to the unvested restricted stock awards was as follows:

Estimated
Remaining
Expense
CUSA employees (1)	$16.3
Holdings directors	0.6
Total remaining - Holdings (1)	$16.9

(1) The weighted average period over which this remaining compensation expense will be recognized by both Holdings and CUSA is approximately 1.2 years.

Performance Stock Units

Holdings granted performance awards in the form of performance stock units (“PSUs”), formerly referred to as restricted stock units, in 2022, 2023, and 2024. Based upon the terms of the award agreements, the performance stock units vest based on a combination of financial performance factors and continued service.

The financial performance factors for the performance stock units have a threshold, target and maximum level of payment opportunity and vest on a pro-rata basis according to the performance level achieved by the Company during the performance period as compared to the performance goals. At the time of the performance stock unit grants, the Company assumes the financial performance target will be reached for the defined measurement period in determining the amount of compensation expense to record for such grants. If and when additional information becomes available to indicate that something other than the target level will be achieved, the Company adjusts compensation expense accordingly.

Grantees of performance stock units are eligible to receive a ratable portion of the common stock issuable if the achievement of the performance goals is within the targets previously noted. All performance stock units granted will be paid in the form of Holdings’ common stock once the participant has completed the service period. Performance stock unit award participants are eligible to receive dividend equivalent payments to the extent declared by Holdings during the vesting period if, and at the time, the performance stock unit awards vest.

2024 awards - During the year ended December 31, 2024, Holdings granted performance awards to certain CUSA employees in the form of performance stock units. The maximum number of shares issuable under the performance awards granted during 2024 is approximately 1.15 shares of Holdings' common stock. The grant date fair value was $16.43 per share. The Company assumed a 5% forfeiture rate for the performance units granted in 2024. The performance metrics for these performance awards are based upon cumulative three-year Adjusted EBITDA and cash flows, with a performance measurement period of the three-year period ended December 31, 2026. The service period ends on February 19, 2027. Below is a summary of the performance stock units expected to vest based on specified performance metric achievement levels for these performance awards:

Stock units that vest if performance metrics meet the target level	0.57 PSUs
Stock units that vest if performance metrics meet the threshold level (50% of target)	0.28 PSUs
Stock units that vest if performance metrics meet the maximum level (200% of target)	1.15 PSUs

The Company currently estimates that the most likely outcome to be achieved based on updated performance metric expectations is 150% of target for the performance units granted in 2024.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

2023 awards - During the year ended December 31, 2023, Holdings granted performance awards in the form of performance stock units. The maximum number of shares issuable under the performance awards granted during 2023 is approximately 1.5 shares of Holdings' common stock. The grant date fair value was $11.68 per share. The Company assumed a 5% forfeiture rate for the performance units granted in 2023. The performance metrics for these performance awards are based upon cumulative three-year Adjusted EBITDA and cash flows, with a performance measurement period of the three years ended December 31, 2025. The service period ends on February 20, 2026. Below is a summary of the performance stock units expected to vest based on specified performance metric achievement levels for these performance awards:

Stock units that vest if performance metrics meet the target level	0.73 PSUs
Stock units that vest if performance metrics meet the threshold level (50% of target)	0.37 PSUs
Stock units that vest if performance metrics meet the maximum level (200% of target)	1.47 PSUs

The Company currently estimates that the most likely outcome to be achieved based on updated performance metric expectations is the maximum level for the performance units granted in 2023.

2022 awards - During the year ended December 31, 2022, Holdings granted performance awards in the form of performance stock units. The maximum number of shares issuable under the performance awards granted during 2022 is 0.8 shares of Holdings’ common stock. The grant date fair value was $16.65 per share. The financial performance metrics are based upon the achievement of pre-established criteria for revenue and consolidated cash flows as defined in the award agreement, with a performance measurement period of one year and a service period that ends on February 23, 2025. As of December 31, 2024, a total of 0.8 PSUs granted during 2022 are expected to vest in February 2025, reflecting an actual certified performance level at the maximum performance level.

Below is a summary of performance stock unit activity for the periods presented:

	Year Ended December 31,
	2022	2023	2024
Number of performance stock unit awards that vested during the period	0.10	0.14	0.12
Fair value of performance stock unit awards that vested during the period	$1.7	$1.8	$2.1
Accumulated dividends paid upon vesting of performance stock unit awards	$0.3	$0.2	$0.1
Compensation expense recognized during the period	$5.7	$8.7	$14.8
Income tax expense related to stock unit awards	$—	$0.8	$1.6

As of December 31, 2024, the estimated remaining unrecognized compensation expense related to the outstanding performance stock unit awards was $16.3. The weighted average period over which this remaining compensation expense will be recognized is approximately 1.2 years. As of December 31, 2024, Holdings had performance stock units outstanding that represented a total of 2.9 hypothetical shares of common stock, net of estimated forfeitures, reflecting performance levels described above for each grant.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

18.
SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows:

	Year Ended December 31,
	2022	2023	2024
Cash paid for interest by Holdings (1)	$140.7	$151.3	$141.8
Cash paid for interest by CUSA	$109.1	$130.6	$121.1
Cash paid for income taxes, net	$4.6	$22.3	$45.5
Cash transferred from restricted accounts (2)	$(14.9)	$(10.8)	$—
Noncash operating activities:
Interest expense - NCM (see Note 8)	$(23.2)	$(22.6)	$(22.0)
Noncash investing activities:
Change in accounts payable and accrued expenses for the acquisition of theater properties and equipment (3)	$(3.8)	$5.4	$(0.3)
Theater properties and other assets acquired under finance leases	$—	$—	$52.0
Investment in NCMI/NCM – receipt of common units (see Note 8)	$1.3	$—	$0.5
(1)
Includes the cash interest paid by CUSA.
(2)
Represents cash deposited in (transferred out) of collateral account during the period to support the issuance of letters of credit to lenders, net of returned deposits from such accounts upon the repayment of related debt.
(3)
Additions to theater properties and equipment included in accounts payable as of December 31, 2023 and 2024 were $6.6 and $6.9 respectively.
19.
INCOME TAXES

Holdings

The provision for federal and foreign income tax expense for continuing operations of Holdings consisted of the following:

	Year Ended December 31,
	2022	2023	2024
(Loss) income before income taxes:
U.S.	$(286.9)	$151.4	$173.3
Foreign	21.9	70.0	79.5
Total	$(265.0)	$221.4	$252.8

Current and deferred income taxes for Holdings were as follows:

	Year Ended December 31,
	2022	2023	2024
Current:
Federal	$1.9	$2.2	$29.9
Foreign	9.2	14.2	15.2
State	1.2	2.9	5.6
Total current expense	12.3	19.3	50.7
Deferred:
Federal	$(2.7)	$15.8	$(19.9)
Foreign	(2.4)	(5.7)	$(36.0)
State	(4.2)	0.5	$(54.9)
Total deferred taxes	(9.3)	10.6	(110.8)
Income taxes	$3.0	$29.9	$(60.1)

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

A reconciliation between Holdings’ income tax expense and taxes computed by applying the applicable statutory federal income tax rate to (loss) income before income taxes is as follows:

	Year Ended December 31,
	2022	2023	2024
Computed statutory tax expense	$(55.7)	$46.5	$53.1
State and local income taxes, net of federal income tax impact	(2.2)	5.4	7.7
Changes in valuation allowance	60.6	(63.9)	(136.7)
Foreign tax rate differential	1.3	1.4	—
Foreign tax credits	(4.0)	(13.0)	(4.9)
Inflation adjustments	(1.1)	(0.3)	(6.1)
Nondeductible compensation	1.4	2.9	3.9
Changes in uncertain tax positions	1.6	(0.9)	3.1
U.S. tax impact of foreign operations	(1.6)	10.3	9.6
Return to provision	1.4	(3.3)	1.4
Expiration of attribute carryforwards	—	37.1	3.1
Permanent differences	4.4	6.8	7.4
Other, net	(3.1)	0.9	(1.7)
Income taxes	$3.0	$29.9	$(60.1)

CUSA

The provision for federal and foreign income tax expense for continuing operations of CUSA consisted of the following:

	Year Ended December 31,
	2022	2023	2024
(Loss) income before income taxes:
U.S.	$(263.7)	$167.0	$188.8
Foreign	21.9	70.0	79.5
Total	$(241.8)	$237.0	$268.3

Current and deferred income taxes for CUSA were as follows:

	Year Ended December 31,
	2022	2023	2024
Current:
Federal	$1.9	$2.8	$29.5
Foreign	9.2	14.2	15.2
State	1.2	2.9	6.6
Total current expense	12.3	19.9	51.3
Deferred:
Federal	$(16.2)	$13.8	$(20.3)
Foreign	(2.4)	(5.7)	(36.0)
State	(6.8)	0.4	(50.8)
Total deferred taxes	(25.4)	8.5	(107.1)
Income taxes	$(13.1)	$28.4	$(55.8)

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

A reconciliation between CUSA’s income tax expense and taxes computed by applying the applicable statutory federal income tax rate to (loss) income before income taxes is as follows:

	Year Ended December 31,
	2022	2023	2024
Computed statutory tax expense	$(50.8)	$49.8	$56.3
State and local income taxes, net of federal income tax impact	(4.2)	5.9	8.1
Changes in valuation allowance	41.8	(68.6)	(134.8)
Foreign tax rate differential	1.3	1.4	—
Foreign tax credits	(4.0)	(12.9)	(5.9)
Inflation adjustments	(1.1)	(0.3)	(6.1)
Nondeductible compensation	1.4	2.8	3.9
Changes in uncertain tax positions	1.6	(0.9)	3.2
U.S. tax impact of foreign operations	(1.6)	10.4	9.4
Return to provision	1.2	(3.3)	1.1
Expiration of attribute carryforwards	—	36.4	3.2
Permanent differences	4.4	6.9	7.4
Other, net	(3.1)	0.8	(1.6)
Income taxes	$(13.1)	$28.4	$(55.8)

.

As of December 31, 2024, the Company is not indefinitely reinvested with respect to $6.3 of accumulated undistributed earnings of its Curacao and Brazilian subsidiaries. As of December 31, 2024, the Company had approximately $199.7 of accumulated undistributed earnings and profits which it considers to be indefinitely reinvested. Of this indefinitely reinvested amount, approximately $159.3 was subject to the one-time transition tax pursuant to the 2017 Tax Cuts and Jobs Act. Additional tax due on the repatriation of these previously-taxed earnings would generally be foreign withholding and U.S. state income taxes. The Company does not intend to repatriate these offshore earnings and profits, and therefore has not recorded any deferred taxes on such earnings. The Company considers any excess of the amount for financial reporting over the tax basis of its investment in these foreign subsidiaries to be indefinitely reinvested. At this time, the determination of deferred tax liabilities on this amount is not practicable.

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

(in millions, except per share data)

Deferred Income Taxes

Holdings

The tax effects of significant temporary differences and tax loss and tax credit carryforwards comprising the net long-term deferred income tax liabilities for Holdings as of the periods presented consisted of the following:

	December 31,
	2023	2024
Deferred liabilities:
Theater properties and equipment	$68.4	$56.7
Finance lease assets	13.3	22.4
Operating lease right-of-use assets	248.8	232.6
Intangible asset – other	55.8	57.4
Intangible asset – tradenames	69.5	69.5
Total deferred liabilities	455.8	438.6
Deferred assets:
Deferred revenue – NCM and Other	82.2	83.0
Gift cards	9.7	10.8
Operating lease obligations	269.0	249.0
Finance lease obligations	18.6	27.9
Tax impact of items in accumulated other comprehensive income and additional paid-in-capital	13.4	10.3
Restricted stock	4.5	6.1
Other tax loss carryforwards	82.7	65.8
Other tax credit and attribute carryforwards	179.3	167.9
Other expenses, not currently deductible for tax purposes	18.7	13.6
Total deferred assets	678.1	634.4
Net deferred income tax asset before valuation allowance	(222.3)	(195.8)
Valuation allowance against deferred assets – non-current	266.3	129.5
Net deferred income tax liability (asset)	$44.0	$(66.3)
Net deferred tax asset – Foreign	$(0.1)	$(32.4)
Net deferred tax liability (asset) – U.S.	44.1	(33.9)
Total	$44.0	$(66.3)

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

CUSA

The tax effects of significant temporary differences and tax loss and tax credit carryforwards comprising the net long-term deferred income tax liabilities for CUSA as of the periods presented consisted of the following:

	December 31,
	2023	2024
Deferred liabilities:
Theater properties and equipment	$68.2	$56.6
Finance lease assets	13.2	22.4
Operating lease right-of-use assets	248.1	232.3
Intangible asset – other	55.7	57.3
Intangible asset – tradenames	69.3	69.4
Tax impact of items in accumulated other comprehensive income and additional paid-in-capital	1.4	—
Total deferred liabilities	455.9	438.0
Deferred assets:
Deferred revenue – NCM and Other	82.0	82.8
Gift Cards	9.7	10.8
Operating lease obligations	268.3	248.7
Finance lease obligations	18.6	27.9
Tax impact of items in accumulated other comprehensive income and additional paid-in-capital	—	3.5
Restricted stock	4.3	5.9
Other tax loss carryforwards	80.0	63.1
Other tax credit and attribute carryforwards	149.0	128.1
Other expenses, not currently deductible for tax purposes	18.5	13.5
Total deferred assets	630.4	584.3
Net deferred income tax asset before valuation allowance	(174.5)	(146.3)
Valuation allowance against deferred assets – non-current	218.5	83.7
Net deferred income tax liability (asset)	$44.0	$(62.6)
Net deferred tax asset – Foreign	$(0.1)	$(32.4)
Net deferred tax liability (asset) – U.S.	44.1	(30.2)
Total	$44.0	$(62.6)

Federal interest expense limitation carryforwards have an indefinite carryforward period. Foreign net operating losses have varying carryforward periods with some being indefinite. Similarly, state net operating losses have varying carryforward periods with some being indefinite. Foreign tax credits have a 10- year carryforward period. A majority of the Company’s foreign tax credit carryforwards expire in 2026 and 2027, with the remainder expiring in future periods.

The Company assesses the likelihood that it will be able to recover its deferred tax assets against future sources of taxable income and reduces the carrying amounts of deferred tax assets by recording a valuation allowance, if, based on all available evidence, the Company believes it is more likely than not that all or a portion of such assets will not be realized. In 2024, the Company considered the achievement of sustained profitability and cumulative income as well as future projected earnings to be significant forms of positive evidence. The Company determined that the positive evidence outweighed the negative evidence and supported a release of a portion of the valuation allowance.

The Company’s valuation allowance changed from $266.3 as of December 31, 2023 to $129.5 as of December 31, 2024. The decrease primarily relates to a $100.9 release of domestic valuation allowances consisting of $29.4 related to certain foreign tax credits, $34.5 related to certain state net operating losses, and $37.0 related to other federal and state deferred tax assets, as well as a $36.5 release of valuation allowances in certain foreign jurisdictions. CUSA’s valuation allowance changed from $218.5 as of December 31, 2023 to $83.7 as of December 31, 2024. The decrease primarily relates to a $95.2 release of domestic valuation allowances consisting of $27.4 related

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

to certain foreign tax credits, $30.8 related to certain state net operating losses, and $37.0 related to other federal and state deferred tax assets, as well as a $36.5 release of valuation allowances in certain foreign jurisdictions.

The Company maintains a valuation allowance against certain deferred tax assets for which the ultimate realization of future benefits is uncertain. Expiring carryforwards and the required valuation allowances are adjusted annually. After application of the valuation allowances described above, the Company anticipates that no limitations will apply with respect to utilization of any of the other deferred tax assets described above. The remaining valuation allowance primarily relates to interest expense carryforwards, foreign tax credits, and certain state net operating losses.

Holdings’ valuation allowance for deferred tax assets, which includes CUSA’s valuation allowance for deferred tax assets, and CUSA’s valuation allowance for deferred tax assets, for the periods presented were as follows:

	Valuation Allowance for Deferred Taxes
	Holdings	CUSA
Balance at January 1, 2022	$264.1	$240.9
Additions	67.0	47.0
Deductions	(5.3)	(4.9)
Currency translation	0.3	0.2
Balance at December 31, 2022	$326.1	$283.2
Additions	16.6	5.9
Deductions	(83.0)	(77.2)
Currency translation	6.6	6.6
Balance at December 31, 2023	$266.3	$218.5
Additions	7.9	4.2
Deductions	(137.4)	(131.7)
Currency translation	(7.3)	(7.3)
Balance at December 31, 2024	$129.5	$83.7

Uncertain Tax Positions

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for Holdings for the periods presented:

	Year Ended December 31,
	2022	2023	2024
Balance at January 1,	$55.9	$55.8	$52.9
Gross increases - tax positions in prior periods	—	2.2	0.4
Gross decreases - tax positions in prior periods	(0.2)	(5.1)	—
Gross increases - current period tax positions	0.1	0.2	0.7
Statute of limitations expiration	—	(0.2)	—
Balance at December 31,	$55.8	$52.9	$54.0

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for CUSA for the periods presented:

	Year Ended December 31,
	2022	2023	2024
Balance at January 1,	$54.0	$53.9	$51.0
Gross increases - tax positions in prior periods	—	2.2	0.5
Gross decreases - tax positions in prior periods	(0.2)	(5.1)	—
Gross increases - current period tax positions	0.1	0.2	0.7
Statute of limitations expiration	—	(0.2)	—
Balance at December 31,	$53.9	$51.0	$52.2

Holdings had $64.1 and $68.3 of unrecognized tax benefits, including interest and penalties, as of December 31, 2023 and 2024, respectively. Of these amounts, $64.1 and $68.3 represent the amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate for the years ended December 31, 2023 and 2024, respectively. CUSA had $62.2 and $66.4 of unrecognized tax benefits, including interest and penalties, as of December 31, 2023 and 2024, respectively. Of these amounts, $62.2 and $66.4 represent the amount of unrecognized

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

tax benefits that, if recognized, would impact the effective income tax rate for the years ended December 31, 2023 and 2024, respectively. Holdings and CUSA had $11.1 and $14.3 accrued for interest and penalties as of December 31, 2023 and 2024, respectively. The Company believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $35.9 within the next 12 months as a result of resolution of examination with taxing authorities.

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

The Company is no longer subject to income tax audits from the Internal Revenue Service for years before 2018. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2020. The Company is no longer subject to non-U.S. income tax examinations by tax authorities in its major non-U.S. tax jurisdictions for years before 2008.

The Company is currently under IRS audit for tax years 2019 and 2020 and is under audit in the non-U.S. tax jurisdiction of Brazil. On October 21, 2024, the IRS issued a Revenue Agent Report (“RAR”) proposing an income tax adjustment of approximately $96.8 before interest and penalties related to positions reported in each year. The Company firmly disagrees with the conclusions presented by the IRS and believes the positions reported on its tax returns that have not been reserved for are more likely than not to prevail on technical merits. The Company intends to vigorously defend its reported positions through the applicable IRS administrative and judicial procedures, as appropriate. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations such as this to determine the adequacy of the Company’s tax reserves. Currently, the Company believes it is adequately reserved for these matters. The ultimate outcome of disputes of this nature is uncertain and there can be no assurance that the dispute with the IRS will be resolved favorably.

20.
COMMITMENTS AND CONTINGENCIES

Employment Agreements — As of December 31, 2024, the Company had employment agreements with Sean Gamble, Melissa Thomas, Valmir Fernandes and Michael Cavalier. These employment agreements are subject to automatic extensions for a one-year period, unless the employment agreements are terminated. The base salaries stipulated in the employment agreements are subject to review at least annually during the term of the agreements for increase (but not decrease) by the Company’s Compensation Committee. Management personnel subject to these employment agreements are eligible to receive annual cash incentive bonuses upon the Company meeting certain performance targets established by the Compensation Committee.

Retirement Savings Plan — The Company has a 401(k) retirement savings plan (“401(k) Plan”) for the benefit of all eligible U.S. based employees and makes discretionary matching contributions as determined annually in accordance with the 401(k) Plan. Employer matching contribution payments of $6.4 and $6.9 were made during the years ended December 31, 2023 and 2024, respectively. A liability of approximately $1.0 was recorded as of December 31, 2024 for employer contribution payments to be made in 2025 for the remaining amounts owed for plan year 2024.

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

National CineMedia LLC Bankruptcy. On June 3, 2023, NCM filed an Emergency Motion for Entry of an Order (1) approving and Authorizing Debtor to Enter into and Perform Under (a) the Termination and Settlement Agreement and (b) the Network Affiliate Transaction Agreement with Regal Cinemas, Inc. (the “9019 Motion”). The 9019 Motion requested an order, among other things, that the most favored nations clause (the “MFN”) in Cinemark’s Exhibitor Services Agreement was not triggered by the Network Affiliate Transaction Agreement with Regal Cinemas, Inc. On June 14, 2023, Cinemark filed an objection to the 9019 Motion. On June 26, 2023, the bankruptcy court entered a confirmation order, which among other things, approves NCM’s assumption of Cinemark’s Exhibitor Services Agreement but fails to preserve or recognize Cinemark’s rights under the MFN with respect to the Network Affiliate Transaction Agreement. Cinemark had appealed the confirmation order in the United States District Court for the Southern District of Texas, Houston Division, which affirmed the bankruptcy court’s order. The Company has appealed the District Court’s order with the U.S. Fifth Circuit Court of Appeals. The Company cannot predict the outcome of this appeal.

Shane Waldrop, individually and on behalf of all other similarly situated, vs. Cinemark USA, Inc. This putative nationwide class action lawsuit was filed against the Company on April 16, 2024, in the United States District Court for the Eastern District of Texas, Sherman Division, alleging violations of the Federal Food Drug & Cosmetics Act, violations of the Texas Deceptive Trade Practices Act, negligent misrepresentation, fraud and unjust enrichment based on the Company’s alleged mislabeling of twenty-four ounce draft beer cups used at certain theaters. The Company denies the allegations and will vigorously defend itself against the lawsuit. The Company cannot predict the outcome of this litigation.

Latishma Narayan, individually and on behalf of others similarly situated vs. Cinemark USA, Inc, Century Theatres, Inc., et al. This class action lawsuit was filed December 27, 2024, in the Superior Court in the State of California for the County of San Mateo County alleging violations of the California Labor Code for failure to pay minimum wages, failure to pay wages and overtime, failure to provide meal and rest breaks, failure to pay vacation wages, failure to maintain payroll records, and failure to reimburse necessary expenditures. Cinemark firmly maintains that the contentions of the plaintiff are without merit and will vigorously defend itself against the lawsuit. The Company cannot predict the outcome of this litigation.

21.
SEGMENTS - HOLDINGS

The international market and U.S. market are managed as separate reportable segments, with the international segment consisting of operations in Brazil, Argentina, Chile, Colombia, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia and Paraguay. The Company closed its one theater in Curacao in January 2023 and sold its Ecuador subsidiary in September 2023. See Note 7 for a discussion of the sale of our Ecuador subsidiary. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenue. Holdings uses Adjusted EBITDA, as shown in the reconciliation table below, as the primary measure of segment profit and loss to evaluate performance and allocate its resources.

The Company’s chief operating decision makers are the chief executive officer and the chief financial officer (together, the “CODM”). The CODM uses Adjusted EBITDA for each segment in the annual budget and forecasting process. The CODM considers budget-to-actual and forecast-to-actual variances for actual Adjusted EBITDA with comparisons to budget, forecast and trends when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses Adjusted EBITDA to assess the performance of each segment and

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

in determining the incentive compensation under its long-term incentive plan and evaluating performance metrics for certain equity awards.

The Company does not report total assets by segment because that information is not used to evaluate the performance or allocate resources between segments.

The following tables set forth a breakdown of selected financial information by reportable segment for Holdings for the periods presented, and include a reconciliation to Adjusted EBITDA:

	Year Ended December 31, 2024
	U.S. Reportable Segment	International Reportable Segment	Consolidated
Revenue	$2,448.1	$612.7	$3,060.8
Elimination of intersegment revenue	(11.3)	—	(11.3)
Total Revenue	2,436.8	612.7	3,049.5
Less: (1)
Film rentals and advertising	714.4	145.2	859.6
Concession supplies	174.5	50.9	225.4
Salaries and wages	335.6	66.2	401.8
Facility lease expense	245.8	79.5	325.3
Utilities and other (2)	356.5	102.9	459.4
General and administrative	172.2	45.9	218.1
Other segment items (3)	(28.8)	(1.5)	(30.3)
Adjusted EBITDA (4)	$466.6	$123.6	$590.2

	Year Ended December 31, 2023
	U.S. Reportable Segment	International Reportable Segment	Consolidated
Revenue	$2,428.1	$651.4	$3,079.5
Elimination of intersegment revenue	(12.8)	—	(12.8)
Total Revenue	2,415.3	651.4	3,066.7
Less: (1)
Film rentals and advertising	703.6	162.1	865.7
Concession supplies	169.1	52.2	221.3
Salaries and wages	333.8	69.3	403.1
Facility lease expense	246.6	83.1	329.7
Utilities and other (2)	355.4	111.4	466.8
General and administrative	155.7	43.1	198.8
Other segment items (3)	(12.8)	—	(12.8)
Adjusted EBITDA (4)	$463.9	$130.2	$594.1

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

	Year Ended December 31, 2022
	U.S. Reportable Segment	International Reportable Segment	Consolidated
Revenue	$1,977.9	$484.5	$2,462.4
Elimination of intersegment revenue	(7.7)	—	(7.7)
Total Revenue	$1,970.2	$484.5	$2,454.7
Less: (1)
Film rentals and advertising	584.4	120.0	704.4
Concession supplies	130.5	38.8	169.3
Salaries and wages	314.7	58.0	372.7
Facility lease expense	250.1	58.2	308.3
Utilities and other (2)	313.7	93.5	407.2
General and administrative	141.9	35.7	177.6
Other segment items (3)	(20.8)	(0.5)	(21.3)
Adjusted EBITDA (4)	$255.7	$80.8	$336.5

(1)
The significant expense categories and amounts presented align with the segment-level information that is regularly provided to the CODM.
(2)
Utilities and other for the International reportable segment is shown net of intersegment expenses of $11.3, $12.8, and $7.7 for the years ended December 31, 2024, 2023 and 2022, respectively.
(3)
Other segment items for each reportable segment includes non-cash rent, share-based compensation expense and cash distributions from equity investees (reported entirely within the U.S. reportable segment).
(4)
See the table below for a reconciliation of net (loss) income to Adjusted EBITDA.

The following table sets forth a reconciliation of net (loss) income to Adjusted EBITDA for Holdings for the periods presented:

	Year Ended December 31,
	2022	2023	2024
Net (loss) income	$(268.0)	$191.5	$312.9
Add (deduct):
Income tax (benefit) expense	3.0	29.9	(60.1)
Interest expense (1)	155.3	150.4	144.0
Other expense (income), net (2)	23.6	(19.6)	(44.4)
Cash distributions from equity investees (3)	6.9	5.7	9.3
Depreciation and amortization	238.2	209.5	197.5
Impairment of long-lived and other assets	174.1	16.6	1.5
Restructuring costs	(0.5)	—	—
(Gain) loss on disposal of assets and other	(6.8)	(7.7)	1.6
Loss on debt amendments and extinguishments	—	10.7	6.9
Non-cash rent expense	(10.8)	(17.9)	(12.5)
Share-based awards compensation expense	21.5	25.0	33.5
Adjusted EBITDA	$336.5	$594.1	$590.2
(1)
Includes amortization of debt issuance costs, amortization of original issue discount, and amortization of accumulated (gains) losses for amended swap agreements.
(2)
Includes interest income, foreign currency exchange and other related loss, interest expense – NCM, equity in income (loss) of affiliates and net gain on investment in NCMI. Excludes distributions from DCIP.
(3)
Reflects cash distributions received from equity investees that were recorded as a reduction of the respective investment balances (see Note 9). These distributions are reported entirely within the U.S. reportable segment.

Holdings capital expenditures by reportable segment

The following table is a breakdown of capital expenditures by reportable segment for Holdings for the periods presented:

	Year Ended December 31,
	2022	2023	2024
Capital expenditures
U.S.	$87.2	$111.5	$109.1
International	23.5	38.0	41.7
Total capital expenditures	$110.7	$149.5	$150.8

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Financial Information About Geographic Area

The following table sets forth a breakdown of select financial information for Holdings by geographic area for the periods presented:

	Year Ended December 31,
	2022	2023	2024
Revenue
U.S.	$1,977.9	$2,428.1	$2,448.1
Brazil	179.0	233.4	243.8
Other international countries	305.5	418.0	368.9
Eliminations	(7.7)	(12.8)	(11.3)
Total	$2,454.7	$3,066.7	$3,049.5

	As of December 31,
	2023	2024
Theater properties and equipment, net
U.S.	$1,002.1	$996.1
Brazil	54.7	47.2
Other international countries	104.9	101.8
Total	$1,161.7	$1,145.1

22.
RELATED PARTY TRANSACTIONS

A subsidiary of the Company manages a theater for Laredo Theatres, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, who is Lee Roy Mitchell’s son-in-law and Kevin Mitchell’s brother-in-law. Lee Roy Mitchell, our founder, owns, both directly and indirectly, approximately 8.5% of Holdings’ common stock and Kevin Mitchell is a member of Holdings’ Board of Directors. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theater revenue. The Company recorded $0.6, $0.7 and $0.8 of management fee revenue during the years ended December 31, 2022, 2023 and 2024, respectively. All such amounts are included in each of Holdings’ and CUSA’s consolidated financial statements with the intercompany amounts eliminated in consolidation. During the years ended December 31, 2022, 2023 and 2024, the Company paid excess cash distributions of $2.7, $1.3 and $1.1, respectively, to Lone Star Theatres, Inc. as required by the partnership agreement, which were recorded as a reduction of noncontrolling interests on each of Holdings’ and CUSA’s consolidated balance sheets.

Walter Hebert, Mr. Lee Roy Mitchell’s brother-in-law, previously served as the Executive Vice President – Purchasing of the Company and retired in July 2021. Mr. Hebert served as a consultant to the Company until July 2022. During the year ended December 31, 2022, the Company paid Mr. Hebert $0.2 for consulting services.

A subsidiary of the Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC to use, on occasion, a private aircraft owned by Copper Beech Capital, LLC. Copper Beech Capital, LLC is owned by Mr. Lee Roy Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Messrs. Lee Roy and Kevin Mitchell and other executives who accompany Mr. Lee Roy Mitchell to business meetings for the Company. The Company reimburses Copper Beech Capital, LLC the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip. The aggregate amount paid to Copper Beech Capital, LLC for the use of the aircraft was less than $0.1 for each of the years ended December 31, 2022, 2023 and 2024.

Kevin Mitchell, a director of the Company, owns ShowBiz Direct, LLC (“ShowBiz Direct”). ShowBiz Direct distributes and markets motion pictures through itself or independent third parties, and most recently distributed and marketed the film, Reagan. The Company conducted arms-length negotiations with an independent third party for film licensing terms and agreed to film licensing terms for Reagan substantially similar to film licensing terms agreed to with other similarly sized independent distributors. The Audit Committee reviewed the film licensing rates for Reagan and found that such rates were fair to the Company. The Company recorded film rental expense of $1.9 related to the film Reagan for the year ended December 31, 2024. ShowBiz Direct is entitled to a fixed distribution fee and reimbursement of marketing expenses, including an agreed upon return on marketing expenses, from the content owner out of such film rental.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

A subsidiary of the Company currently leases 12 theaters from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Holdings’ directors and is an officer of the general partner of Syufy. For the years ended December 31, 2022, 2023 and 2024, the Company paid total rent of approximately $22.3, $22.1 and $22.4, respectively, to Syufy. CUSA also provides digital equipment support to drive-in theaters owned by Syufy. The Company recorded management fees of less than $0.1 related to these services for each of the years ended December 31, 2022, 2023 and 2024.

A subsidiary of the Company has a 50% voting interest in FE Concepts, a joint venture with AWSR, an entity owned by Lee Roy Mitchell and Tandy Mitchell. FE Concepts operates a family entertainment center that offers bowling, gaming, movies and other amenities. See Note 9 for further discussion. The Company has a theater services agreement with FE Concepts under which the Company receives service fees for providing film booking and equipment monitoring services for the facility. The Company recorded services fees of approximately $0.1, $0.1 and $0.1 related to this agreement during the years ended December 31, 2022, 2023 and 2024, respectively. The Company received cash distributions from FE Concepts of $4.0 during the year ended December 31, 2022. The Company did not receive any cash distributions from FE Concepts during the years ended December 31, 2023 and 2024.

23.
SUBSEQUENT EVENTS

On February 18, 2025, Holdings’ board of directors approved an annual cash dividend of $0.32 per share of common stock, payable quarterly. The first quarterly dividend will be payable on March 19, 2025 to shareholders of record as of March 5, 2025. The dividend will be paid with cash on hand.

SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF CINEMARK HOLDINGS, INC.

CINEMARK HOLDINGS, INC.

PARENT COMPANY BALANCE SHEETS

(in millions, except share data)

	December 31,	December 31,
	2023	2024
Assets
Cash and cash equivalents	$236.8	$229.9
Interest receivable and other current assets	2.6	5.0
Long-term deferred tax asset	—	1.8
Investment in subsidiaries	591.2	890.6
Total assets	$830.6	$1,127.3
Liabilities and equity
Liabilities
Current portion of long-term debt	$—	$457.9
Accrued other current liabilities, including accounts payable to subsidiaries	66.5	76.9
Long-term debt	454.4	—
Other long-term liabilities	(0.1)	(1.9)
Total liabilities	520.8	532.9
Commitments and contingencies (see Note 5)
Equity
Common stock, $0.001 par value: 300,000,000 shares authorized, 127,598,774 shares issued and 121,596,206 shares outstanding at December 31, 2023 and 128,700,226 shares issued and 122,321,734 shares outstanding at December 31, 2024	0.1	0.1
Additional paid-in-capital	1,244.3	1,276.9
Treasury stock, 6,002,568 and 6,378,492 shares, at cost, at December 31, 2023 and December 31, 2024, respectively	(98.3)	(103.2)
Accumulated deficit	(472.4)	(162.7)
Accumulated other comprehensive loss	(363.9)	(416.7)
Total equity	309.8	594.4
Total liabilities and equity	$830.6	$1,127.3

The accompanying notes are an integral part of the condensed financial information of Cinemark Holdings Inc.

SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF CINEMARK HOLDINGS, INC.,

CONTINUED

CINEMARK HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF INCOME (LOSS)

(in millions)

	Year Ended December 31,
	2022	2023	2024

Revenue	$—	$—	$—
Cost of operations	2.9	3.3	3.7
Operating loss	(2.9)	(3.3)	(3.7)
Interest expense	(24.1)	(24.1)	(24.1)
Interest income	3.8	11.8	12.3
Loss before income taxes and equity in (loss) income of subsidiaries	(23.2)	(15.6)	(15.5)
Income tax (expense) benefit	(16.1)	(1.5)	4.3
Equity in (loss) income of subsidiaries, net of taxes	(231.9)	205.3	320.9
Net (loss) income	$(271.2)	$188.2	$309.7

The accompanying notes are an integral part of the condensed financial information of Cinemark Holdings, Inc.

SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF CINEMARK HOLDINGS, INC.,

CONTINUED

CINEMARK HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Year Ended December 31,
	2022	2023	2024
Net (loss) income	$(271.2)	$188.2	$309.7
Other comprehensive (loss) income, net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes of $(2.8), $1.2 and $3.2, and net of settlements	32.2	(9.2)	1.8
Foreign currency translation adjustments	4.6	4.9	(40.2)
Total other comprehensive income (loss), net of tax	36.8	(4.3)	(38.4)
Comprehensive (loss) income attributable to Cinemark Holdings, Inc.	$(234.4)	$183.9	$271.3

The accompanying notes are an integral part of the condensed financial information of Cinemark Holdings Inc.

SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF CINEMARK HOLDINGS, INC.,

CONTINUED

CINEMARK HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2022	2023	2024
Operating Activities
Net (loss) income	$(271.2)	$188.2	$309.7
Adjustments to reconcile net (loss) income to cash used for operating activities:
Share-based awards compensation expense	1.0	1.2	1.3
Amortization of debt issuance costs	3.4	3.5	3.4
Equity in loss (income) of subsidiaries	231.9	(205.3)	(320.9)
Changes in other assets and liabilities	21.7	4.9	4.5
Net cash used for operating activities	(13.2)	(7.5)	(2.0)
Financing Activities
Restricted stock withholdings for payroll taxes	(4.3)	(2.9)	(4.9)
Net cash used for financing activities	(4.3)	(2.9)	(4.9)
Decrease in cash and cash equivalents	(17.5)	(10.4)	(6.9)
Cash and cash equivalents:
Beginning of period	264.7	247.2	236.8
End of period	$247.2	$236.8	$229.9

The accompanying notes are an integral part of the condensed financial information of Cinemark Holdings, Inc.

SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF CINEMARK HOLDINGS, INC.,

CONTINUED

CINEMARK HOLDINGS, INC.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

(in millions, except share and per share data)

1.
BASIS OF PRESENTATION

Cinemark Holdings, Inc. conducts substantially all of its operations through its subsidiaries. These statements should be read in conjunction with Cinemark Holdings Inc. and subsidiaries' consolidated financial statements and notes included elsewhere in this annual report on Form 10-K. There are significant restrictions over Cinemark Holdings, Inc.’s ability to obtain funds from its subsidiaries through dividends, loans or advances as contained in CUSA’s senior secured credit facility and the indentures to each of the 5.25% Senior Notes and the 7.00% Senior Notes (collectively referred to herein as the “Notes”). These condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of Cinemark Holdings, Inc.’s subsidiaries under each of the debt agreements previously noted exceeds 25 percent of the consolidated net assets of Cinemark Holdings, Inc. As of December 31, 2024, the restricted net assets totaled approximately $703.9 million under the Notes. See Note 13 to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

2.
DIVIDEND PAYMENTS

Holdings suspended its quarterly dividend in March 2020 as a result of the COVID-19 pandemic. See Note 23 to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

3.
LONG-TERM DEBT

On August 21, 2020, Holdings issued $460.0 million aggregate principal amount of 4.50% Convertible Senior Notes, which will mature on August 15, 2025. Additionally, certain of Holdings’ subsidiaries have direct outstanding debt obligations. For a discussion of the debt obligations of Holdings, see Note 13 to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

4.
CAPITAL STOCK

Holdings’ capital stock along with its long-term incentive plan and related activity are discussed in Note 17 of the consolidated financial statements included elsewhere in this annual report on Form 10-K.

5.
COMMITMENTS AND CONTINGENCIES

Holdings has no direct commitments and contingencies, but its subsidiaries do. See Note 20 of the consolidated financial statements included elsewhere in this annual report on Form 10-K.

*****

UNAUDITED SUPPLEMENTAL SCHEDULES SPECIFIED BY THE SENIOR NOTES INDENTURES

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2024

(in millions)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$693.5	$133.9	$—	$827.4
Other current assets	432.5	(118.1)	(12.9)	301.5
Total current assets	1,126.0	15.8	(12.9)	1,128.9
Theater properties and equipment, net	1,145.1	—	—	1,145.1
Operating lease right-of-use assets, net	930.4	—	—	930.4
Other long-term assets	1,768.6	296.5	(373.7)	1,691.4
Total assets	$4,970.1	$312.3	$(386.6)	$4,895.8
Liabilities and equity
Current liabilities
Current portion of long-term debt	$6.4	$—	$—	$6.4
Current portion of operating lease obligations	212.1	—	—	212.1
Current portion of finance lease obligations	15.4	—	—	15.4
Current income tax payable	2.4	—	—	2.4
Accounts payable and accrued expenses	588.9	—	(12.9)	576.0
Total current liabilities	825.2	—	(12.9)	812.3
Long-term liabilities
Long-term debt, less current portion	2,131.1	—	(260.7)	1,870.4
Operating lease obligations, less current portion	784.0	—	—	784.0
Finance lease obligations, less current portion	109.9	—	—	109.9
Other long-term liabilities and deferrals	416.0	3.5	—	419.5
Total long-term liabilities	3,441.0	3.5	(260.7)	3,183.8
Commitments and contingencies
Equity	703.9	308.8	(113.0)	899.7
Total liabilities and equity	$4,970.1	$312.3	$(386.6)	$4,895.8

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2024

(in millions)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Revenue	$3,049.5	$—	$—	$3,049.5
Cost of operations
Theater operating costs	2,271.5	—	—	2,271.5
General and administrative expenses	214.4	—	—	214.4
Depreciation and amortization	197.5	—	—	197.5
Impairment of long-lived assets	1.5	—	—	1.5
Loss on disposal of assets and other	1.6	—	—	1.6
Total cost of operations	2,686.5	—	—	2,686.5
Operating income (loss)	363.0	—	—	363.0
Interest expense	(122.7)	—	2.8	(119.9)
Loss on debt amendments and extinguishments	(6.9)	—	—	(6.9)
Interest expense - NCM	(22.0)	—	—	(22.0)
Equity in income of affiliates	1.4	10.5	—	11.9
Other income	25.0	20.0	(2.8)	42.2
Total other (expense) income	(125.2)	30.5	—	(94.7)
Income before income taxes	237.8	30.5	—	268.3
Income tax (benefit) expense	(62.9)	7.1	—	(55.8)
Net income	300.7	23.4	—	324.1
Less: Net income attributable to noncontrolling interests	3.2	—	—	3.2
Net income attributable to Cinemark USA, Inc.	$297.5	$23.4	$—	$320.9

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

YEAR ENDED DECEMBER 31, 2024

(in millions)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Net income	$300.7	$23.4	$—	$324.1
Other comprehensive loss, net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $3.2 and net of settlements	1.8	—	—	1.8
Foreign currency translation adjustments	(40.2)	—	—	(40.2)
Total other comprehensive loss, net of tax	(38.4)	—	—	(38.4)
Total comprehensive income, net of tax	262.3	23.4	—	285.7
Comprehensive income attributable to noncontrolling interests	(3.2)	—	—	(3.2)
Comprehensive income attributable to Cinemark USA, Inc.	$259.1	$23.4	$—	$282.5

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2024

(in millions)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Operating activities
Net income	$300.7	$23.4	$—	$324.1
Adjustments to reconcile net income to cash provided by operating activities	88.6	(1.3)	—	87.3
Changes in assets and liabilities	67.8	(6.4)	—	61.4
Net cash provided by operating activities	457.1	15.7	—	472.8
Investing activities
Additions to theater properties and equipment	(150.8)	—	—	(150.8)
Proceeds from sale of assets and other	3.3	—	—	3.3
Proceeds from redemption of common units of NCM	—	0.6	—	0.6
Investments and loans to affiliates	(1.5)	1.5		—
Net cash (used for) provided by investing activities	(149.0)	2.1	—	(146.9)
Financing activities
Proceeds from issuance of 7.00% Senior Notes	500.0	—	—	500.0
Redemption of 5.875% Senior Notes	(405.0)	—	—	(405.0)
Redemption of 8.75% Secured Notes	(150.0)	—	—	(150.0)
Payment of debt issuance costs	(10.3)	—	—	(10.3)
Payment of fees for debt amendments and extinguishments	(1.6)	—	—	(1.6)
Other repayments of long-term debt	(12.6)	—	—	(12.6)
Restricted stock withholdings for payroll taxes	(4.9)	—	—	(4.9)
Payments on finance leases	(15.3)	—	—	(15.3)
Other financing activities	(3.4)	—	—	(3.4)
Net cash used for financing activities	(103.1)	—	—	(103.1)
Effect of exchange rate changes on cash and cash equivalents	(7.8)	—	—	(7.8)
Increase in cash and cash equivalents	197.2	17.8	—	215.0
Cash and cash equivalents:
Beginning of year	496.3	116.1	—	612.4
End of year	$693.5	$133.9	$—	$827.4

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.