Form 10-Q
period 2025-03-31
Cinemark Holdings, Inc.; CINEMARK USA INC /TX
filed 2025-05-02
CIK 1385280, 885975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Cinemark Holdings, Inc. Yes ☐ No ☒

Cinemark USA, Inc. Yes ☐ No ☒

As of April 25, 2025, 115,011,610 shares of common stock, $0.001 par value per share, of Cinemark Holdings, Inc. were issued and outstanding.

As of April 25, 2025, 1,500 shares of Class A common stock, $0.01 par value per share, and 182,648 shares of Class B common stock, no par value per share, of Cinemark USA, Inc. were outstanding and held by Cinemark Holdings, Inc.

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

You can identify forward-looking statements by the use of words such as “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. These statements are neither historical facts nor guarantees of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions and are, therefore, subject to risks, inherent uncertainties and other factors, some of which are beyond our control and difficult to predict. Such risks and uncertainties could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. For a description of our risk factors, please review the “Risk Factors” section or other sections of, or incorporated by reference to, the Company’s Annual Report on Form 10-K filed February 19, 2025. All forward-looking statements attributable to either Holdings or CUSA or persons acting on our behalf, are expressly qualified in their entirety by such risk factors. Forward-looking statements contained in this Form 10-Q reflect the views of Holdings and CUSA only as of the date of this Form 10-Q. Neither Holdings nor CUSA undertake any obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data, unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$699.4	$1,057.3
Inventories	30.9	31.0
Accounts receivable	73.1	104.6
Current income tax receivable	47.9	56.7
Prepaid expenses and other	43.1	48.7
Total current assets	894.4	1,298.3
Theater properties and equipment, net	1,122.6	1,145.1
Operating lease right-of-use assets, net	946.1	930.4
Other long-term assets
Goodwill	1,243.0	1,239.6
Intangible assets, net	300.5	300.5
Investment in NCMI	25.5	29.0
Investments in affiliates	22.3	26.2
Long-term deferred tax asset	102.7	69.5
Deferred charges and other assets	25.1	28.4
Total other long-term assets	1,719.1	1,693.2
Total assets	$4,682.2	$5,067.0
Liabilities and equity
Current liabilities
Current portion of long-term debt	$465.1	$464.3
Current portion of operating lease obligations	212.3	212.1
Current portion of finance lease obligations	15.7	15.4
Current income tax payable	7.3	5.6
Accounts payable and accrued expenses	433.4	584.3
Total current liabilities	1,133.8	1,281.7
Long-term liabilities
Long-term debt, less current portion	1,870.1	1,870.4
Operating lease obligations, less current portion	796.0	784.0
Finance lease obligations, less current portion	105.8	109.9
Long-term deferred tax liability	5.0	3.2
Long-term liability for uncertain tax positions	52.7	51.5
NCM screen advertising advances	315.7	318.5
Other long-term liabilities	45.5	44.4
Total long-term liabilities	3,190.8	3,181.9
Equity
Cinemark Holdings, Inc.'s stockholders' equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 129,950,484 shares issued and 115,013,716 shares outstanding at March 31, 2025 and 128,700,226 shares issued and 122,321,734 shares outstanding at December 31, 2024	0.1	0.1
Additional paid-in-capital	1,285.7	1,276.9
Treasury stock, 14,936,768 and 6,378,492 shares, at cost, at March 31, 2025 and December 31, 2024, respectively	(321.9)	(103.2)
Accumulated deficit	(211.7)	(162.7)
Accumulated other comprehensive loss	(403.0)	(416.7)
Total Cinemark Holdings, Inc.'s stockholders' equity	349.2	594.4
Noncontrolling interests	8.4	9.0
Total equity	357.6	603.4
Total liabilities and equity	$4,682.2	$5,067.0

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in millions, except per share data, unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue
Admissions	$264.1	$289.8
Concession	210.4	224.2
Other	66.2	65.2
Total revenue	$540.7	$579.2
Cost of operations
Film rentals and advertising	141.4	154.3
Concession supplies	44.3	44.0
Salaries and wages	90.3	86.9
Facility lease expense	78.3	77.3
Utilities and other	105.7	100.4
General and administrative expenses	54.5	48.9
Depreciation and amortization	49.5	49.4
(Gain) loss on disposal of assets and other	(4.1)	0.4
Total cost of operations	559.9	561.6
Operating (loss) income	(19.2)	17.6
Other income (expense)
Interest expense	(38.5)	(37.7)
Interest income	12.0	13.6
Foreign currency exchange gain	0.5	1.4
Interest expense - NCM	(5.4)	(5.5)
Equity in income of affiliates	0.9	3.8
Net (loss) gain on investment in NCMI	(3.6)	4.4
Total other expense	(34.1)	(20.0)
Loss before income taxes	(53.3)	(2.4)
Income tax benefit	(14.7)	(27.7)
Net (loss) income	$(38.6)	$25.3
Less: Net income attributable to noncontrolling interests	0.3	0.5
Net (loss) income attributable to Cinemark Holdings, Inc.	$(38.9)	$24.8

Weighted average shares outstanding
Basic	119.4	119.5
Diluted	119.4	152.4
(Loss) income per share attributable to Cinemark Holdings, Inc.'s common stockholders
Basic	$(0.32)	$0.20
Diluted	$(0.32)	$0.19

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions, unaudited)

	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(38.6)	$25.3
Other comprehensive income (loss), net of tax
Unrealized (loss) gain due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	(3.2)	3.5
Foreign currency translation adjustments	16.0	(10.8)
Total other comprehensive income (loss), net of tax	$12.8	$(7.3)
Total comprehensive (loss) income, net of tax	(25.8)	18.0
Comprehensive income attributable to noncontrolling interests	(0.3)	(0.5)
Comprehensive (loss) income attributable to Cinemark Holdings, Inc.	$(26.1)	$17.5

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, unaudited)

								Total
							Accumulated	Cinemark
	Common Stock		Treasury Stock		Additional		Other	Holdings, Inc.'s
	Shares		Shares		Paid-in-	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Total
	Issued	Amount	Acquired	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2025	128.7	$0.1	(6.4)	$(103.2)	$1,276.9	$(162.7)	$(416.7)	$594.4	$9.0	$603.4
Repurchases of common stock under share repurchase program (see Note 10)	—	—	(7.9)	(201.6)	—	—	—	(201.6)	—	(201.6)
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the three months ended March 31, 2025	—	—	(0.6)	(17.1)	—	—	—	(17.1)	—	(17.1)
Issuance of stock upon vesting of performance stock units	0.8	—	—	—	—	—	—	—	—	—
Issuance of share-based awards and share-based awards compensation expense	0.5	—	—	—	8.8	—	—	8.8	—	8.8
Dividends paid to stockholders, $0.08 per common share (see Note 6)	—	—	—	—	—	(10.1)	—	(10.1)	—	(10.1)
Net (loss) income	—	—	—	—	—	(38.9)	—	(38.9)	0.3	(38.6)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(0.9)	(0.9)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	0.9	0.9	—	0.9
Other comprehensive income	—	—	—	—	—	—	12.8	12.8	—	12.8
Balance at March 31, 2025	130.0	$0.1	(14.9)	(321.9)	$1,285.7	$(211.7)	$(403.0)	$349.2	$8.4	$357.6

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY, CONTINUED

(in millions, unaudited)

								Total
							Accumulated	Cinemark
	Common Stock		Treasury Stock		Additional		Other	Holdings, Inc's
	Shares		Shares		Paid-in-	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Total
	Issued	Amount	Acquired	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2024	127.6	$0.1	(6.0)	$(98.3)	$1,244.3	$(472.4)	$(363.9)	$309.8	$9.0	$318.8
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the three months ended March 31, 2024	—	—	(0.3)	(4.2)	—	—	—	(4.2)	—	(4.2)
Issuance of stock upon vesting of performance stock units	0.1	—	—	—	—	—	—	—	—	—
Issuance of share-based awards and share-based awards compensation expense	0.9	—	—	—	6.4	—	—	6.4	—	6.4
Net income	—	—	—	—	—	24.8	—	24.8	0.5	25.3
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	—	(3.1)	(3.1)	—	(3.1)
Other comprehensive loss	—	—	—	—	—	—	(7.3)	(7.3)	—	(7.3)
Balance at March 31, 2024	128.6	$0.1	(6.3)	(102.5)	$1,250.7	$(447.6)	$(374.3)	$326.4	$9.0	$335.4

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net (loss) income	$(38.6)	$25.3
Adjustments to reconcile net (loss) income to cash used for operating activities:
Depreciation	49.4	48.9
Amortization of intangible and other assets	0.1	0.5
Amortization of original issue discount and debt issuance costs	2.1	2.4
Interest accrued on NCM screen advertising advances	5.4	5.5
Amortization of NCM screen advertising advances	(8.2)	(8.1)
Amortization of accumulated losses (gains) for amended swap agreements	0.9	(3.1)
Share-based awards compensation expense	8.2	6.4
(Gain) loss on disposal of assets and other	(4.1)	0.4
Net losses (gains) on investment in NCMI	3.5	(4.4)
Non-cash rent expense	(2.8)	(4.4)
Equity in income of affiliates	(0.9)	(3.8)
Deferred income tax benefit	(29.4)	(37.1)
Distributions from equity investees	4.8	1.3
Changes in assets and liabilities and other	(109.5)	(52.5)
Net cash used for operating activities	(119.1)	(22.7)

Investing activities
Additions to theater properties and equipment	(22.1)	(23.5)
Proceeds from sale of theater properties and equipment and other	6.8	0.2
Net cash used for investing activities	(15.3)	(23.3)

Financing activities
Dividends paid to stockholders	(9.9)	—
Repurchases of common stock under share repurchase program	(200.0)	—
Repayments of long-term debt	(1.6)	(1.9)
Restricted stock withholdings for payroll taxes	(17.1)	(4.2)
Payments on finance leases	(3.8)	(3.7)
Other financing activities	2.3	(0.6)
Net cash used for financing activities	(230.1)	(10.4)

Effect of exchange rate changes on cash and cash equivalents	6.6	(4.1)

Decrease in cash and cash equivalents	(357.9)	(60.5)

Cash and cash equivalents:
Beginning of period	1,057.3	849.1
End of period	$699.4	$788.6

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.
* * * * * * * *

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data, unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$687.2	$827.4
Inventories	30.9	31.0
Accounts receivable	72.7	103.9
Current income tax receivable	43.3	52.3
Prepaid expenses and other	43.0	48.8
Accounts receivable from parent	83.4	65.5
Total current assets	960.5	1,128.9
Theater properties and equipment, net	1,122.6	1,145.1
Operating lease right-of-use assets, net	946.1	930.4
Other long-term assets
Goodwill	1,243.0	1,239.6
Intangible assets, net	300.5	300.5
Investment in NCMI	25.5	29.0
Investments in affiliates	22.3	26.2
Long-term deferred tax asset	100.7	67.7
Deferred charges and other assets, net	25.1	28.4
Total other long-term assets	1,717.1	1,691.4
Total assets	$4,746.3	$4,895.8
Liabilities and equity
Current liabilities
Current portion of long-term debt	$6.4	$6.4
Current portion of operating lease obligations	212.3	212.1
Current portion of finance lease obligations	15.7	15.4
Current income tax payable	4.2	2.4
Accounts payable and accrued expenses	428.5	576.0
Total current liabilities	667.1	812.3
Long-term liabilities
Long-term debt, less current portion	1,870.1	1,870.4
Operating lease obligations, less current portion	796.0	784.0
Finance lease obligations, less current portion	105.8	109.9
Long-term deferred tax liability	6.8	5.1
Long-term liability for uncertain tax positions	52.7	51.5
NCM screen advertising advances	315.7	318.5
Other long-term liabilities	45.4	44.4
Total long-term liabilities	3,192.5	3,183.8
Equity
Cinemark USA, Inc.'s stockholder's equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49.5	49.5
Treasury stock, 57,245 Class B shares at cost	(24.2)	(24.2)
Additional paid-in-capital	1,543.1	1,534.6
Accumulated deficit	(284.3)	(249.7)
Accumulated other comprehensive loss	(405.8)	(419.5)
Total Cinemark USA, Inc.'s stockholder's equity	878.3	890.7
Noncontrolling interests	8.4	9.0
Total equity	886.7	899.7
Total liabilities and equity	$4,746.3	$4,895.8

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in millions, unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue
Admissions	$264.1	$289.8
Concession	210.4	224.2
Other	66.2	65.2
Total revenue	$540.7	$579.2
Cost of operations
Film rentals and advertising	141.4	154.3
Concession supplies	44.3	44.0
Salaries and wages	90.3	86.9
Facility lease expense	78.3	77.3
Utilities and other	105.7	100.4
General and administrative expenses	53.5	48.0
Depreciation and amortization	49.5	49.4
(Gain) loss on disposal of assets and other	(4.1)	0.4
Total cost of operations	558.9	560.7
Operating (loss) income	(18.2)	18.5
Other income (expense)
Interest expense	(32.4)	(31.6)
Interest income	9.7	10.3
Foreign currency exchange gain	0.5	1.4
Interest expense - NCM	(5.4)	(5.5)
Equity in income of affiliates	0.9	3.8
Net (loss) gain on investment in NCMI	(3.6)	4.4
Total other expense	(30.3)	(17.2)
(Loss) income before income taxes	(48.5)	1.3
Income tax benefit	(14.2)	(26.6)
Net (loss) income	$(34.3)	$27.9
Less: Net income attributable to noncontrolling interests	0.3	0.5
Net (loss) income attributable to Cinemark USA, Inc.	$(34.6)	$27.4

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions, unaudited)

	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(34.3)	$27.9
Other comprehensive income (loss), net of tax
Unrealized (loss) gain due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	(3.2)	3.5
Foreign currency translation adjustments	16.0	(10.8)
Total other comprehensive income (loss), net of tax	$12.8	$(7.3)
Total comprehensive (loss) income, net of tax	(21.5)	20.6
Comprehensive income attributable to noncontrolling interests	(0.3)	(0.5)
Comprehensive (loss) income attributable to Cinemark USA, Inc.	$(21.8)	$20.1

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, unaudited)

									Total
	Class A		Class B					Accumulated	Cinemark
	Common Stock		Common Stock			Additional		Other	USA, Inc's
	Shares		Shares		Treasury	Paid-in-	Accumulated	Comprehensive	Stockholder's	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2025	—	$—	0.2	$49.5	$(24.2)	$1,534.6	$(249.7)	$(419.5)	$890.7	$9.0	$899.7
Share-based awards compensation expense	—	—	—	—	—	8.5	—	—	8.5	—	8.5
Net (loss) income	—	—	—	—	—	—	(34.6)	—	(34.6)	0.3	(34.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(0.9)	(0.9)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	—	0.9	0.9	—	0.9
Other comprehensive income	—	—	—	—	—	—	—	12.8	12.8	—	12.8
Balance at March 31, 2025	—	$—	0.2	$49.5	$(24.2)	$1,543.1	$(284.3)	$(405.8)	$878.3	$8.4	$886.7

									Total
	Class A		Class B					Accumulated	Cinemark
	Common Stock		Common Stock			Additional		Other	USA, Inc's
	Shares		Shares		Treasury	Paid-in-	Accumulated	Comprehensive	Stockholder's	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2024	—	$—	0.2	$49.5	$(24.2)	$1,503.3	$(570.6)	$(366.7)	$591.3	$9.0	$600.3
Share-based awards compensation expense	—	—	—	—	—	6.0	—	—	6.0	—	6.0
Net income	—	—	—	—	—	—	27.4	—	27.4	0.5	27.9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	—	—	(3.1)	(3.1)	—	(3.1)
Other comprehensive loss	—	—	—	—	—	—	—	(7.3)	(7.3)	—	(7.3)
Balance at March 31, 2024	—	$—	0.2	$49.5	$(24.2)	$1,509.3	$(543.2)	$(377.1)	$614.3	$9.0	$623.3

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net (loss) income	$(34.3)	$27.9
Adjustments to reconcile net (loss) income to cash used for operating activities:
Depreciation	49.4	48.9
Amortization of intangible and other assets	0.1	0.5
Amortization of original issue discount and debt issuance costs	1.3	1.6
Interest accrued on NCM screen advertising advances	5.4	5.5
Amortization of NCM screen advertising advances	(8.2)	(8.1)
Amortization of accumulated losses (gains) for amended swap agreements	0.9	(3.1)
Share-based awards compensation expense	7.9	6.0
(Gain) loss on disposal of assets and other	(4.1)	0.4
Net losses (gains) on investment in NCMI	3.5	(4.4)
Non-cash rent expense	(2.8)	(4.4)
Equity in income of affiliates	(0.9)	(3.8)
Deferred income tax benefit	(29.3)	(34.3)
Distributions from equity investees	4.8	1.3
Changes in assets and liabilities and other	(104.8)	(50.4)
Net cash used for operating activities	(111.1)	(16.4)

Investing activities
Additions to theater properties and equipment	(22.1)	(23.5)
Proceeds from sale of theater properties and equipment and other	6.8	0.2
Net cash used for investing activities	(15.3)	(23.3)

Financing activities
Repayments of long-term debt	(1.6)	(1.9)
Restricted stock withholdings for payroll taxes	(17.1)	(4.2)
Payments on finance leases	(3.8)	(3.7)
Other financing activities	2.1	(0.6)
Net cash used for financing activities	(20.4)	(10.4)

Effect of exchange rate changes on cash and cash equivalents	6.6	(4.1)

Decrease in cash and cash equivalents	(140.2)	(54.2)

Cash and cash equivalents:
Beginning of period	827.4	612.4
End of period	$687.2	$558.2

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

1.
The Company and Basis of Presentation

Cinemark Holdings, Inc. (“Holdings”) is a holding company and its wholly-owned subsidiary is Cinemark USA, Inc. Holdings consolidates Cinemark USA, Inc. and its subsidiaries, or “CUSA”, for financial statement purposes, and CUSA’s operating revenue and operating expenses comprise nearly 100% of Holdings’ revenue and operating expenses. As such, the following Notes to Condensed Consolidated Financial Statements relate to Holdings and CUSA and their respective consolidated subsidiaries in all material respects, unless otherwise noted. Where it is important to distinguish between Holdings and CUSA, specific reference is made to either Holdings or CUSA. Otherwise, all references to “we,” “our,” “us,” and “the Company” relate to Cinemark Holdings, Inc. and its consolidated subsidiaries. We operate in the theatrical exhibition industry, with theaters in the United States (“U.S.”), and in 13 countries in Latin America as of March 31, 2025.

The accompanying condensed consolidated balance sheets of Holdings and CUSA as of December 31, 2024, each of which were derived from audited financial statements, and the unaudited condensed consolidated financial statements of Holdings and CUSA, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates.

These condensed consolidated financial statements of Holdings and CUSA should be read in conjunction with the audited annual consolidated financial statements of Holdings and CUSA and the notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 19, 2025. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results to be achieved for the full year.

2.
New Accounting Pronouncements

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The purpose of ASU 2023-09 is to enhance the transparency and decision usefulness of income tax disclosures in order to provide information to better assess how an entity’s operations and related tax risks, tax planning, and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in ASU-2023-09 require that public entities, on an annual basis, (i) disclose specific categories in the income tax rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pre-tax income or loss by the applicable statutory income tax rate). The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. The Company is in the process of evaluating the impact of adopting the additional disclosure requirements of ASU 2023-09 on its consolidated financial statements disclosures.

ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The purpose of ASU 2024-03 is to enhance the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) included within income statement expense captions. The amendments in ASU 2024-03 are effective for all public companies for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of evaluating the impact of adopting the additional disclosure requirements of ASU 2024-03 on its consolidated financial statement disclosures.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

3.
Lease Accounting

The following table represents the Company’s aggregate lease costs, by lease classification, for the periods presented.

		Three Months Ended
		March 31,
Lease Cost	Classification	2025	2024
Operating lease costs
Equipment (1)	Utilities and other, General and administrative	$0.9	$0.8
Real Estate (1)	Facility lease expense	79.8	80.6
Total operating lease costs		$80.7	$81.4

Finance lease costs
Amortization of leased assets	Depreciation and amortization	$3.6	$3.1
Interest on lease liabilities	Interest expense	1.7	1.4
Total finance lease costs		$5.3	$4.5
(1)
Includes short-term lease payments, variable lease payments and office and equipment lease payments reflected in general and administrative expense as set forth in the following table for the periods presented:

		Three Months Ended
		March 31,
Lease Cost	Classification	2025	2024
Operating lease costs
Equipment - Short-term and variable lease payments	Utilities and other	$0.8	$0.7
Real Estate - Variable lease payments (1)	Facility lease expense	$12.7	$12.2
Office and equipment leases	General and administrative	$0.4	$0.3

(1) Represents lease payments that are based on a change in index, such as CPI or inflation, variable payments based on revenue or attendance and variable common area maintenance costs.

The following table represents the minimum cash lease payments as included in the measurement of lease liabilities and the non-cash addition of lease right-of-use assets for the periods presented.

	Three Months Ended
	March 31,
Other Information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Cash outflows for operating leases	$67.2	$68.5
Cash outflows for finance leases - operating activities	$1.7	$1.4
Cash outflows for finance leases - financing activities	$3.8	$3.7
Non-cash amount of right-of-use assets obtained in exchange for:
Operating lease liability additions, net	$57.7	$40.7
Finance lease liability additions, net	$—	$27.0

As of March 31, 2025, the Company had signed lease agreements with total non-cancelable lease payments of approximately $22.3 related to theater leases that had not yet commenced. The timing of lease commencement is dependent on the completion of construction of the related theater facility. Additionally, these amounts are based on estimated square footage and costs to construct each facility and may be subject to adjustment upon final completion of each construction project. In accordance with ASC Topic 842, Leases, fixed minimum lease payments related to these theaters are not included in the right-of-use assets and lease liabilities as of March 31, 2025.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

4.
Revenue Recognition

The Company’s patrons have the option to purchase movie tickets well in advance of a movie showtime, right before the movie showtime, or at any point in between those two timeframes depending on seat availability. The Company recognizes such admissions revenue when the showtime for a purchased movie ticket has passed. Concession revenue is recognized when products are sold to the consumer at the theater, or if purchased online in advance, either through the Company’s website, its mobile application, or through a third-party delivery service, once the consumer’s order is fulfilled. Other revenue primarily consists of screen advertising, screen rental revenue, promotional income, studio trailer placements and transactional fees. Except for National CineMedia, LLC (“NCM”) screen advertising advances discussed in Note 8, these revenues are generally recognized when the Company has fulfilled its performance obligations by providing the services specified in each contract.

The Company sells gift cards and discount ticket vouchers, the proceeds from which are recorded as deferred revenue. Deferred revenue for gift cards and discount ticket vouchers is recognized when they are redeemed for concession items, or if redeemed for movie tickets, when the movie showtime has passed. The Company generally records breakage revenue on unredeemed gift cards and discount ticket vouchers based on redemption activity and historical experience associated with unused balances.

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

Accounts receivable as of March 31, 2025 and December 31, 2024 included approximately $39.5 and $29.8, respectively, of receivables related to contracts with customers. The Company did not record any assets related to the costs to obtain or fulfill a contract with customers during the three months ended March 31, 2025.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Disaggregation of Revenue

The following tables present revenue for the periods indicated, disaggregated based on major type of good or service and by reportable segment.

	Three Months Ended
	March 31, 2025
	U.S.	International
	Operating	Operating
	Segment (1)	Segment	Consolidated
Admissions revenue	$207.6	$56.5	$264.1
Concession revenue	164.4	46.0	210.4
Screen advertising, screen rental and promotional revenue (2)	20.9	11.5	32.4
Other revenue	24.2	9.6	33.8
Total revenue	$417.1	$123.6	$540.7

	Three Months Ended
	March 31, 2024
	U.S.	International
	Operating	Operating
	Segment (1)	Segment	Consolidated
Admissions revenue	$231.8	$58.0	$289.8
Concession revenue	178.6	45.6	224.2
Screen advertising, screen rental and promotional revenue (2)	21.0	10.7	31.7
Other revenue	25.6	7.9	33.5
Total revenue	$457.0	$122.2	$579.2
(1)
U.S. segment revenue excludes intercompany transactions with the international reportable segment. See Note 16 for the amount of intercompany eliminations for the periods presented.
(2)
Amount includes amortization of NCM screen advertising advances. See Screen Advertising Advances and Other Deferred Revenue below.

The following tables present revenue for the periods indicated, disaggregated based on timing of recognition (as discussed above) and by reportable segment.

	Three Months Ended
	March 31, 2025
	U.S.	International
	Operating	Operating
	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$394.5	$108.1	$502.6
Goods and services transferred over time (2)	22.6	15.5	38.1
Total	$417.1	$123.6	$540.7

	Three Months Ended
	March 31, 2024
	U.S.	International
	Operating	Operating
	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$433.8	$108.8	$542.6
Goods and services transferred over time (2)	23.2	13.4	36.6
Total	$457.0	$122.2	$579.2
(1)
U.S. segment revenue excludes intercompany transactions with the international reportable segment. See Note 16 for the amount of intercompany eliminations for the periods presented.
(2)
Amount includes amortization of NCM screen advertising advances. See Screen Advertising Advances and Other Deferred Revenue below.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Screen Advertising Advances and Other Deferred Revenue

The following table presents changes in the Company’s deferred revenue for the three months ended March 31, 2025.

	NCM screen advertising advances (1)	Other deferred revenue (2)
Balance at January 1, 2025	$318.5	$250.8
Amounts recognized as accounts receivable	—	1.6
Cash received from customers in advance	—	80.5
Interest accrued related to significant financing component	5.4	—
Revenue recognized during period	(8.2)	(75.9)
Foreign currency translation adjustments	—	0.8
Balance at March 31, 2025	$315.7	$257.8
(1)
See Note 8 for the remaining maturity of NCM screen advertising advances as of March 31, 2025.
(2)
Includes liabilities associated with outstanding gift cards and discount ticket vouchers, points, credits or rebates outstanding under the Company’s loyalty and subscription programs and revenue collected in advance for screen advertising and other promotional activities. Amounts are classified as accounts payable and accrued expenses or other long-term liabilities on the condensed consolidated balance sheet.

The table below summarizes the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of March 31, 2025 and when the Company expects to recognize this revenue.

	Twelve Months Ended March 31,
Remaining Performance Obligations	2026	2027	Thereafter	Total
Other deferred revenue	$227.6	$30.2	$—	$257.8

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

5.
(Loss) Earnings Per Share

The following table presents computations of basic and diluted (loss) earnings per share for Holdings:

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net (loss) income attributable to Cinemark Holdings, Inc.	$(38.9)	$24.8
Loss (income) allocated to participating share-based awards (1)	0.4	(0.4)
Basic net (loss) income attributable to common stockholders	$(38.5)	$24.4
Add: Interest expense on convertible notes, net of tax (3)	—	4.8
Diluted net (loss) income attributable to common stockholders	$(38.5)	$29.2

Denominator:
Basic weighted average shares outstanding	119.4	119.5
Common equivalent shares for performance and restricted stock units (2)	—	0.9
Common equivalent shares for convertible notes (3)	—	32.0
Common equivalent shares for warrants (4)	—	—
Diluted weighted average shares outstanding	119.4	152.4

Basic (loss) earnings per share attributable to common stockholders	$(0.32)	$0.20
Diluted (loss) earnings per share attributable to common stockholders	$(0.32)	$0.19
(1)
For the three months ended March 31, 2025 and 2024, a weighted average of approximately 1.30 shares and 2.00 shares of restricted stock, respectively, were considered participating securities.
(2)
For the three months ended March 31, 2025, approximately 2.10 common equivalent shares for performance and restricted stock units were excluded because they were anti-dilutive.
(3)
For the three months ended March 31, 2025, diluted loss per share excludes the conversion of the 4.50% Convertible Senior Notes into 32.0 shares of common stock as they would be anti-dilutive. See further discussion below.
(4)
For the three months ended March 31, 2025 and 2024, diluted (loss) earnings per share excludes the warrants, as they would be anti-dilutive.

Share-based awards

Holdings considers its unvested restricted stock awards, which contain non-forfeitable rights to dividends, participating securities and includes such participating securities in its computation of (loss) earnings per share pursuant to the two-class method. Basic (loss) earnings per share for the two classes of stock (common stock and unvested restricted stock) is calculated by dividing net (loss) income by the weighted average number of shares of common stock and unvested restricted stock outstanding during the reporting period. Diluted (loss) earnings per share is calculated using the weighted average number of shares of common stock plus the potentially dilutive effect of common equivalent shares outstanding determined under both the two-class method and the treasury stock method. For the three months ended March 31, 2025 and 2024, diluted (loss) earnings per share using the treasury stock method was less dilutive than the two-class method; as such, only the two-class method has been included above.

Convertible notes, hedges and warrants

The 4.50% Convertible Senior Notes, discussed further in Note 13 of the Company’s Annual Report on Form 10-K filed February 19, 2025, are dilutive in periods in which Holdings has net income. The impact of such dilution on earnings per share is calculated under the if-converted method, which requires that all of the shares of Holdings' common stock issuable upon conversion of the 4.50% Convertible Senior Notes be included in the calculation of diluted (loss) earnings per share assuming conversion at the beginning of the reporting period.

As discussed in Note 7, the current conversion trigger price for the 4.50% Convertible Senior Notes of $18.66 per share will be reduced to $18.60 per share as a result of the dividend paid to stockholders on March 19, 2025. The closing price of Holdings' common stock exceeded $18.66 per share during at least 20 of the last 30 trading days of the quarter ended March 31, 2025 and, therefore, the 4.50% Convertible Senior Notes are convertible during the second quarter of 2025 and will be convertible through their maturity. The if-converted value of the 4.50% Convertible Senior Notes, based on the weighted average closing price of Holdings’ common stock for the three months ended March 31, 2025, exceeded the aggregate outstanding principal of the notes by $407.9 as of March 31, 2025.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

As discussed in Note 13 of the Company’s Annual Report on Form 10-K filed February 19, 2025, Holdings entered into hedge transactions with counterparties in connection with the issuance of the 4.50% Convertible Senior Notes. The convertible note hedge transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the 4.50% Convertible Senior Notes, the number of shares of Holdings' common stock underlying the 4.50% Convertible Notes, which gives Holdings the option to purchase approximately 32.0 shares of its common stock at a price of approximately $14.35 per share, which will be reduced to $14.30 per share as a result of the dividend paid to stockholders on March 19, 2025. This adjustment will be implemented no later than June 17, 2025, which is the first day of the observation period for settlements of conversion of the 4.50% Convertible Senior Notes at maturity. Concurrently with entering into the convertible note hedge transactions, Holdings also entered into warrant transactions with each option counterparty whereby Holdings sold to such option counterparty warrants to purchase, subject to customary anti-dilution adjustments, up to the same number of shares of Holdings' common stock, which gives the option counterparties the option to purchase approximately 32.0 shares at a price of approximately $22.08 per share, subject to adjustment for dividends paid to stockholders. The economic effect of these transactions is to effectively raise the strike price of the 4.50% Convertible Senior Notes to approximately $22.08 per share of Holdings’ common stock. The warrants expire 1/80th per trading day between November 15, 2025 and March 12, 2026.

6.
Dividends

During the three months ended March 31, 2025, Holdings’ Board of Directors approved a reinstatement of the Company’s dividend at $0.32 per common share per annum, payable quarterly. Below is a summary of dividends paid to stockholders and accrued on unvested performance and restricted stock unit awards during the three months ended March 31, 2025:

Declaration Date	Record Date	Payable Date	Amount per Share of Common Stock	Total (1)
2/18/2025	3/5/2025	3/19/2025	$0.08	$10.1

(1)
Of the total dividends recorded during the three months ended March 31, 2025, $0.2 were related to outstanding performance and restricted stock units and will not be paid until such units vest. See Note 10.
7.
Long-Term Debt

Long-term debt of Holdings and CUSA consisted of the following for the periods presented:

	March 31,	December 31,
	2025	2024
Cinemark Holdings, Inc. 4.50% convertible senior notes due August 2025	$460.0	$460.0
Cinemark USA, Inc. term loan due May 2030	637.1	638.7
Cinemark USA, Inc. 5.25% senior notes due July 2028	765.0	765.0
Cinemark USA, Inc. 7.00% senior notes due August 2032	500.0	500.0
Total long-term debt carrying value (1)	$2,362.1	$2,363.7
Less: Current portion, net of unamortized debt issuance costs	465.1	464.3
Less: Debt issuance costs and original issue discount, net of accumulated amortization (1)	26.9	29.0
Long-term debt, less current portion, net of unamortized debt issuance costs and original issue discount (1)	$1,870.1	$1,870.4
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

	March 31,	December 31,
	2025	2024
Total long-term debt carrying value	$1,902.1	$1,903.7
Less: Current portion	6.4	6.4
Less: Debt issuance costs and original issue discount, net of accumulated amortization	25.6	26.9
Long-term debt, less current portion, net of unamortized debt issuance costs and original issue discount	$1,870.1	$1,870.4

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

4.50% Convertible Senior Notes

As further discussed in Note 13 to the Company’s consolidated financial statements for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed on February 19, 2025, prior to May 15, 2025, holders of the 4.50% Convertible Senior Notes may convert their notes during any calendar quarter (and only during such calendar quarter), if the last reported sale price of Holdings’ common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to $18.66 per share (130% of the initial conversion price of $14.35 per share), on each applicable trading day. As a result of the dividend paid to stockholders on March 19, 2025, the initial conversion price will be reduced to $14.30 per share, and as such the conversion trigger price for the 4.50% Convertible Senior Notes will be reduced to $18.60 per share, in accordance with the indenture to the 4.50% Convertible Senior Notes. This adjustment will be implemented no later than June 17, 2025, which is the first day of the observation period for settlements of conversion of the 4.50% Convertible Senior Notes at maturity. The closing price of Holdings' common stock exceeded $18.60 per share during at least 20 of the last 30 trading days of the quarter ended March 31, 2025 and, therefore, the 4.50% Convertible Senior Notes are convertible during the second quarter of 2025.

Beginning May 15, 2025, holders may convert their 4.50% Convertible Senior Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion of the 4.50% Convertible Senior Notes, Holdings will deliver cash, shares of its common stock or a combination of cash and shares of its common stock, at its election.

Senior Secured Credit Facility

As of March 31, 2025, there was $637.1 outstanding under the term loan and no borrowings were outstanding under the revolving credit line. Under the Credit Agreement, quarterly principal payments of $1.6 are due on the term loan through March 31, 2030, with a final principal payment of the remaining unpaid principal due on May 24, 2030. The average interest rate on outstanding term loan borrowings under the Credit Agreement as of March 31, 2025 was approximately 6.3% per annum, after giving effect to the interest rate swap agreements discussed below.

Interest Rate Swap Agreements

The Company’s interest rate swap agreements are used to hedge a portion of the interest rate risk associated with the variable interest rates on the Company’s term loan and qualify for cash flow hedge accounting.

Below is a summary of the Company's interest rate swap agreements, which are designated as cash flow hedges, as of March 31, 2025:

Notional				Estimated
Amount	Pay Rate	Receive Rate	Expiration Date	Fair Value (1)
$137.5	3.21%	1-Month Term SOFR	December 31, 2026	$1.3
$175.0	3.20%	1-Month Term SOFR	December 31, 2026	1.7
$137.5	3.17%	1-Month Term SOFR	December 31, 2027	1.8
			Total	$4.8
(1)
Approximately $3.1 of the total is included in “Prepaid expenses and other” and $1.7 is included in “Deferred charges and other assets, net” on the condensed consolidated balance sheet as of March 31, 2025.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt primarily based on observable market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC 820-10-35, Fair Value Measurement. The table below presents the fair value of the Company's long-term debt as of the periods presented:

	As of
	March 31, 2025	December 31, 2024
Holdings fair value (1)	$2,699.0	$2,903.7
CUSA fair value	$1,892.2	$1,902.1
(1)
The fair value of the 4.50% convertible senior notes was $806.8 and $1,001.6 as of March 31, 2025 and December 31, 2024, respectively.

8.
Investment in National CineMedia Inc.

NCM operates a digital in-theater network in the U.S. for providing cinema advertising. The Company has an investment in NCM’s parent National CineMedia, Inc. (“NCMI”). The Company is a party to an Exhibitor Services Agreement with NCM (“ESA”), pursuant to which NCM primarily provides screen advertising to the Company’s theaters through its branded “Noovie” pre-show entertainment program and also handles lobby promotions and displays for the Company’s theaters. See further discussion below under Exhibitor Services Agreement.

Below is a summary of activity with NCMI and NCM included in each of Holdings' and CUSA's condensed consolidated financial statements:

	Investment in NCMI	NCM Screen Advertising Advances	Other Revenue	Interest Expense - NCM	Cash Received (3)

Balance at January 1, 2025	$29.0	$(318.5)
Screen rental revenue earned under ESA (1)	—	—	$(4.8)	$—	$3.3
Interest accrued related to significant financing component	—	(5.4)	—	5.4	—
Unrealized loss on fair market value adjustment of investment in NCMI (2)	(3.5)	—	—	—	—
Amortization of screen advertising advances	—	8.2	(8.2)	—	—
Balance as of and for the three months ended March 31, 2025	$25.5	$(315.7)	$(13.0)	$5.4	$3.3

(1)
Amounts include the per patron and per digital screen theater access fees, net of amounts due to NCM for on-screen advertising time provided to the Company's beverage concessionaire of approximately $1.6.
(2)
See Investment in National CineMedia below.
(3)
The Company had a receivable from NCM of $1.5 as of March 31, 2025.

Investment in National CineMedia

The Company accounts for its investment in NCMI in accordance with the guidance set forth in FASB ASC Topic 321 Investments - Equity Securities, which requires the Company to measure its investment in common stock of NCMI at fair value and recognize unrealized holding gains and losses on its investment in earnings. The Company recognized an unrealized loss of $3.5 and an unrealized gain of $4.4 on its investment in NCMI in the Company’s condensed consolidated statement of income for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, the Company owned approximately 4.4 shares of NCMI, which represented an interest in NCMI of approximately 4.5%. See Note 8 to the Company’s Annual Report on Form 10-K filed February 19, 2025 for additional discussion of the Company's investment in NCMI.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Exhibitor Services Agreement

As previously discussed, the Company’s domestic theaters are part of the in-theater digital network operated by NCM, the terms of which are defined in the ESA. The Company receives a monthly theater access fee for participation in the NCM network and also earns screen advertising or screen rental revenue on a per patron basis. See Note 8 to the Company’s Annual Report on Form 10-K filed February 19, 2025 for further discussion of the accounting for revenue earned under the ESA as well as the accounting related to NCM screen advertising advances.

The NCM screen advertising advances are recognized as revenue on a straight-line basis over the term of the ESA through February 2041. The table below summarizes when the Company expects to recognize this deferred revenue:

	Twelve Months Ended March 31,
Remaining Maturity	2026	2027	2028	2029	2030	Thereafter	Total
NCM screen advertising advances (1)	$11.4	$12.2	$13.0	$14.0	$14.9	$250.2	$315.7
(1)
Amounts are net of the estimated interest to be accrued for the periods presented.

Significant Financing Component

As discussed in Note 8 to the Company’s Annual Report on Form 10-K filed February 19, 2025, the Company’s ESA with NCM includes an implied significant financing component. As a result of the significant financing component, the Company recognized incremental screen rental revenue and interest expense of $8.2 and $5.4, respectively, during the three months ended March 31, 2025 and incremental screen rental revenue and interest expense of $8.1 and $5.5, respectively, during the three months ended March 31, 2024.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

9.
Investments in Other Affiliates

Below is a summary of the activity for each of the Company’s affiliates and corresponding changes to the Company's investment balances during the three months ended March 31, 2025. See Note 9 to the consolidated financial statements in the Company’s Annual Report on Form 10-K filed February 19, 2025 for a further discussion of the Company’s investments in affiliates.

	AC JV, LLC	DCDC	FE Concepts	Total
Balance at January 1, 2025	$4.1	$2.6	19.5	$26.2
Equity income	$0.9	$(0.2)	0.2	0.9
Cash distributions received	(0.8)	—	(4.0)	(4.8)
Balance at March 31, 2025	$4.2	$2.4	$15.7	$22.3

Transactions with Affiliates

Below is a summary of transactions with each of the Company’s affiliates for the three months ended March 31, 2025 and 2024:

		Three Months Ended
Investee	Transactions	March 31, 2025	March 31, 2024
AC JV, LLC	Event fees paid (1)	$2.7	$7.1
DCDC	Content delivery fees paid (1)	$0.1	$0.1
(1)
Included in film rentals and advertising costs on the condensed consolidated statements of income (loss).
10.
Treasury Stock and Share-Based Awards

Treasury Stock - Holdings

Treasury stock represents shares of common stock repurchased by Holdings and not yet retired. The Company has applied the cost method in recording its treasury shares. Below is a summary of Holdings’ treasury stock activity for the three months ended March 31, 2025:

	Number of
	Treasury
	Shares	Cost
Balance at January 1, 2025	6.38	$103.2
Repurchases of common stock (1)	7.93	201.6
Restricted stock withholdings (2)	0.60	17.1
Restricted stock forfeitures (3)	0.03	—
Balance at March 31, 2025	14.94	$321.9
(1)
Holdings repurchased outstanding common shares under a share repurchase program.
(2)
Holdings withheld shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting of restricted stock and performance stock units with shares. Holdings determined the number of shares to be withheld based upon market values of Holdings’ common stock on the vesting dates, which ranged from $24.38 to $33.06 per share.
(3)
Holdings repurchased forfeited restricted shares at a cost of $0.001 per share in accordance with its Long-Term Incentive Plan.

As of March 31, 2025, Holdings had no plans to retire any shares of treasury stock.

Share Repurchase Program

On March 6, 2025, Holdings’ Board of Directors approved a share repurchase program (the “Program”). Under the Program, Holdings was authorized to repurchase up to $200.0 million of its outstanding stock, before direct costs. This Program commenced on March 11, 2025 and continued until the authorized repurchase amount was reached on March 27, 2025. Repurchases under the Program were funded using cash on hand. The cost of shares repurchased, as reflected above, differs from the repurchase cost reflected on the condensed consolidated statement of cash flows due to direct costs associated with the share repurchases for the three months ended March 31, 2025.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Restricted Stock

Below is a summary of restricted stock activity for the three months ended March 31, 2025:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2025	2.30	$15.91
Granted	0.50	27.46
Vested	(1.18)	16.50
Forfeited	(0.03)	15.69
Outstanding and unvested at March 31, 2025	1.59	$19.10

During the three months ended March 31, 2025, Holdings granted 0.5 shares of its restricted stock to certain CUSA employees. The fair value of the restricted stock granted was determined based on the market value of Holdings' common stock on the grant dates, which ranged from $27.01 to $30.53 per share. The Company assumed forfeiture rates ranging from 0.0% to 7.5% for the restricted stock awards granted during the three months ended March 31, 2025. The restricted stock granted to employees vests over periods ranging from one to three years based on continued service. The recipients of restricted stock are entitled to receive non-forfeitable dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock award activity recorded for the periods indicated.

	Three Months Ended March 31,
	2025	2024
Compensation expense recognized during the period:
CUSA employees (1)	$4.2	$3.8
Holdings directors	0.3	0.4
Total recognized by Holdings	$4.5	$4.2

Fair value of restricted stock that vested during the period:
CUSA employees	$35.1	$12.5
Holdings directors	—	—
Holdings total	$35.1	$12.5

Income tax benefit related to vested restricted stock:
CUSA employees	$6.7	$2.2
Holdings directors	—	—
Holdings total income tax benefit	$6.7	$2.2
(1)
Compensation expense for the three months ended March 31, 2025 includes approximately $0.3 related to a portion of the short-term field incentive compensation plan for 2025 to be settled in restricted stock.

As of March 31, 2025, the estimated remaining unrecognized compensation expense related to unvested restricted stock awards was as follows:

Estimated
Remaining
Expense
CUSA employees (1)	$26.2
Holdings directors	0.3
Total remaining - Holdings (1)	$26.5
(1)
The weighted average period over which this remaining compensation expense will be recognized by both Holdings and CUSA is approximately 1.8 years.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Restricted Stock Units

During the three months ended March 31, 2025, Holdings granted stock awards to certain CUSA employees in the form of restricted stock units (“RSU”). Each RSU that vests will result in the issuance of one share of Holdings’ common stock. The maximum number of shares issuable under the restricted stock awards granted during 2025 is approximately 0.13 shares of Holdings’ common stock. The grant date fair value was $27.45 per share. The Company assumed forfeiture rates that ranged from 0.0% to 7.5% for the restricted stock units granted during 2025. The restricted stock units granted during 2025 vest over periods ranging from one to three years based on continued service. Restricted stock unit participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards vest.

During the three months ended March 31, 2025, the Company recognized compensation expense of $0.2 related to the restricted stock units. As of March 31, 2025, the estimated remaining unrecognized compensation expense related to outstanding restricted stock units was $2.7. The weighted average period over which this remaining compensation expense will be recognized is approximately 1.95 years. As of March 31, 2025, Holdings had restricted stock units outstanding that represented a total of approximately 0.1 hypothetical shares of common stock, net of estimated forfeitures.

Performance Stock Units

During the three months ended March 31, 2025, Holdings granted performance awards to certain CUSA employees in the form of performance stock units (“PSU”). The maximum number of shares issuable under the performance awards granted during 2025 is approximately 0.71 shares of Holdings' common stock. The grant date fair value was $27.45 per share. The Company assumed a 2.5% forfeiture rate for the performance units granted in 2025. The performance metrics for these performance awards are based upon cumulative three-year Adjusted EBITDA and cash flows, with a performance measurement period of the three-year period ended December 31, 2027. The service period ends on the third anniversary date of the awards, or February 21, 2028. Performance stock unit participants are eligible to receive dividend equivalent payments if and at the time the performance stock unit awards vest. Below is a summary of the performance stock units at each specified performance achievement levels for these performance awards:

Stock units that vest if performance metrics meet the threshold level (50% of target)	0.18 PSUs
Stock units that vest if performance metrics meet the target level	0.35 PSUs
Stock units that vest if performance metrics meet the maximum level (200% of target)	0.71 PSUs

The Company currently estimates that the most likely outcome to be achieved for the performance units granted in 2025 is target.

Below is a summary of all performance stock unit activity for the periods presented:

	Three Months Ended March 31,
	2025	2024
Number of performance stock units that vested during the period	0.8	0.1
Fair value of performance stock units that vested during the period	$20.6	$2.1
Accumulated dividends paid upon vesting of performance stock units	$0.1	$0.1
Compensation expense recognized during the period	$3.5	$2.2
Income tax benefit related to performance stock units	$3.6	$0.1

As of March 31, 2025, the estimated remaining unrecognized compensation expense related to outstanding performance stock units was $22.5. The weighted average period over which this remaining compensation expense will be recognized is approximately 1.5 years. As of March 31, 2025, Holdings had performance stock units outstanding that represented a total of approximately 2.5 hypothetical shares of common stock, net of estimated forfeitures, reflecting an estimated performance level at the maximum level for the performance units granted in 2023, an estimated performance level of 150% of target for the performance units granted in 2024 and an estimated performance level at the target level for the performance units granted in 2025.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

11.
Goodwill and Other Intangible Assets

A summary of the Company's goodwill is as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2025 (1)	$1,182.9	$56.7	$1,239.6
Foreign currency translation adjustments	—	3.4	3.4
Balance at March 31, 2025 (1)	$1,182.9	$60.1	$1,243.0
(1)
Balances are presented net of accumulated impairment losses of $214.0 for the U.S. reportable segment and $43.8 for the international reportable segment. See discussion of the qualitative impairment analysis performed by the Company as of March 31, 2025 at Note 12.

A summary of the Company's intangible assets is as follows:

	Balance at January 1, 2025	Amortization	Foreign Currency Translation Adjustments	Balance at March 31, 2025
Intangible assets with finite lives:
Gross carrying amount	$77.7	$—	$—	$77.7
Accumulated amortization	(77.3)	(0.1)	—	(77.4)
Total net intangible assets with finite lives	$0.4	$(0.1)	$—	$0.3

Intangible assets with indefinite lives:
Tradename and other	300.1	—	0.1	300.2
Total intangible assets, net	$300.5	$(0.1)	$0.1	$300.5

The remaining net book value of intangible assets with finite lives of $0.3 will be fully amortized by December 31, 2025.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

12.
Impairment of Long-Lived Assets

The Company performed a qualitative impairment analysis on its long-lived assets, including theater properties and right of-use assets, goodwill and tradename intangible assets as of March 31, 2025. As a result of the qualitative assessment, the Company noted no impairment indicators related to these assets as of March 31, 2025.

The qualitative impairment analysis, by asset class, is described below:

•
Theater Properties and Right-of-Use-Assets - Considers relevant industry, economic and market conditions, industry trading multiples and recent developments that would impact the Company’s estimates of future theater-level cash flows, which are the primary estimate of fair market value, at the theater level compared with the most recent quantitative impairment assessment.
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

See Note 1 and Note 11 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed February 19, 2025, for further discussion of the Company’s impairment policy and a description of the qualitative and quantitative impairment assessments performed.

There were no impairment charges recorded for long-lived assets, goodwill and intangible assets for the three months ended March 31, 2025 and 2024.

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

Below is a summary of assets and liabilities measured at fair value on a recurring basis under FASB ASC Topic 820 as of March 31, 2025 and December 31, 2024:

		Carrying	Fair Value Hierarchy
Description	As of	Value	Level 1	Level 2	Level 3
Interest rate swap assets (1)	March 31, 2025	$4.8	$—	$4.8	$—
Investment in NCMI (2)	March 31, 2025	$25.5	$25.5	$—	$—

Interest rate swap assets (1)	December 31, 2024	$8.5	$—	$8.5	$—
Investment in NCMI (2)	December 31, 2024	$29.0	$29.0	$—	$—
(1)
See further discussion of interest rate swaps at Note 7.
(2)
See further discussion of investment in NCMI at Note 8.

See additional explanation of fair value measurement techniques used for long-lived assets, goodwill and intangible assets in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed February 19, 2025. There were no changes in valuation techniques during the three months ended March 31, 2025.

14.
Foreign Currency Translation

The accumulated other comprehensive loss account in Holdings’ stockholders’ equity of $403.0 and $416.7 and CUSA’s stockholder's equity of $405.8 and $419.5, as of March 31, 2025 and December 31, 2024, respectively, primarily includes cumulative net foreign currency losses of $409.1 and $425.1 as of March 31, 2025 and December 31, 2024, respectively, from translating the financial statements of the Company's international subsidiaries and the cumulative changes in fair value of the interest rate swap agreements that are designated as hedges.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

As of March 31, 2025, all foreign countries where the Company has operations are non-highly inflationary, other than Argentina. In non-highly inflationary countries, the local currency is the same as the functional currency and any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss. The Company deemed Argentina to be highly inflationary beginning July 1, 2018. A highly inflationary economy is defined as an economy with a cumulative inflation rate of 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The financial information of the Company’s Argentina subsidiaries was remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective July 1, 2018.

Below is a summary of the impact of translating the March 31, 2025 and March 31, 2024 financial statements of the Company’s international subsidiaries:

			Other Comprehensive Income (Loss) for the
	Exchange Rate as of		Three Months Ended
Country	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024
Brazil	5.75	6.19	$10.1	$(3.1)
Chile	948.34	994.69	3.9	(8.1)
Colombia	4,178.28	4,409.99	1.0	0.1
All other			1.0	0.3
			$16.0	$(10.8)

As noted above, beginning July 1, 2018, Argentina was deemed highly inflationary. For the three months ended March 31, 2025 and 2024 the Company recorded foreign currency exchange losses of $1.0 and $1.1, respectively, due to the translation of Argentina's financial results to U.S. dollars.

15.
Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Three Months Ended
	March 31,
	2025	2024
Cash paid for interest by Holdings (1)	$60.9	$56.1
Cash paid for interest by CUSA	$50.6	$45.7
Cash paid for income taxes, net	$3.0	$2.9
Noncash operating activities:
Interest expense - NCM (see Note 8)	$(5.4)	$(5.5)
Noncash investing activities:
Change in accounts payable and accrued expenses for the acquisition of theater properties and equipment (2)	$2.0	$1.4
Theater properties and other assets acquired under finance leases	$—	$27.2
Dividends accrued on unvested performance and restricted stock unit awards	$0.2	$—
(1)
Includes the cash interest paid by CUSA.
(2)
Additions to theater properties and equipment included in accounts payable as of March 31, 2025 and December 31, 2024 were $8.9 and $6.9, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

16.
Segments - Holdings

The international market and U.S. market are managed as separate reportable segments, with the international segment consisting of operations in Brazil, Argentina, Chile, Colombia, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, and Paraguay. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenue. Holdings uses Adjusted EBITDA, as shown in the tables below, as the primary measure of segment profit and loss to evaluate performance and allocate its resources.

The Company’s chief operating decision makers are the chief executive officer and the chief financial officer (together the CODM). The CODM uses Adjusted EBITDA for each segment in the annual budget and forecasting process. The CODM considers budget-to-actual and forecast-to-actual variances for actual Adjusted EBITDA with comparisons to budget, forecast and trends when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses Adjusted EBITDA to assess the performance of each segment and in determining the incentive compensation under its short-term incentive plan and evaluating performance metrics for certain equity awards.

The Company does not report total assets by segment because that information is not used to evaluate the performance of, or allocate resources between, segments.

The following tables set forth a breakdown of selected financial information by reportable segment for Holdings for the periods presented, and include a reconciliation to Adjusted EBITDA.

	Three Months Ended March 31, 2025
	U.S. Reportable Segment	International Reportable Segment	Consolidated
Revenue	$419.3	$123.6	$542.9
Elimination of intersegment revenue	(2.2)	—	(2.2)
Total Revenue	417.1	123.6	540.7
Less: (1)
Film rentals and advertising	113.2	28.2	141.4
Concession supplies	33.8	10.5	44.3
Salaries and wages	74.6	15.7	90.3
Facility lease expense	60.2	18.1	78.3
Utilities and other (2)	81.8	23.9	105.7
General and administrative	43.7	10.8	54.5
Other segment items (3)	(10.2)	—	(10.2)
Adjusted EBITDA (4)	$20.0	$16.4	$36.4

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

	Three Months Ended March 31, 2024
	U.S. Reportable Segment	International Reportable Segment	Consolidated
Revenue	$459.1	$122.2	$581.3
Elimination of intersegment revenue	(2.1)	—	(2.1)
Total Revenue	457.0	122.2	579.2
Less: (1)
Film rentals and advertising	126.3	28.0	154.3
Concession supplies	34.3	9.7	44.0
Salaries and wages	72.5	14.4	86.9
Facility lease expense	60.5	16.8	77.3
Utilities and other (2)	78.3	22.1	100.4
General and administrative	39.1	9.8	48.9
Other segment items (3)	(3.1)	(0.2)	(3.3)
Adjusted EBITDA (4)	$49.1	$21.6	$70.7
(1)
The significant expense categories and amounts presented align with the segment-level information that is regularly provided to the CODM.
(2)
Utilities and other for the International reportable segment is shown net of intersegment expenses of $2.2 and $2.1 for the three months ended March 31, 2025 and 2024, respectively.
(3)
Other segment items for each reportable segment includes non-cash rent, share-based compensation expense and cash distributions from equity investees (reported entirely within the U.S. reportable segment).
(4)
See the table below for a reconciliation of net (loss) income to Adjusted EBITDA.

The following table sets forth a reconciliation of net (loss) income to Adjusted EBITDA for Holdings:

	Three Months Ended
	March 31,
	2025	2024
Net (loss) income	$(38.6)	$25.3
Add (deduct):
Income tax benefit	(14.7)	(27.7)
Interest expense (1)	38.5	37.7
Other income, net (2)	(4.4)	(17.7)
Cash distributions from equity investees (3)	4.8	1.3
Depreciation and amortization	49.5	49.4
(Gain) loss on disposal of assets and other	(4.1)	0.4
Non-cash rent expense	(2.8)	(4.4)
Share-based awards compensation expense	8.2	6.4
Adjusted EBITDA	$36.4	$70.7
(1)
Includes amortization of debt issuance costs, amortization of original issue discount, and amortization of accumulated (losses) gains for amended swap agreements.
(2)
Includes interest income, foreign currency exchange gain, interest expense - NCM, equity in income of affiliates and net (loss) gain on investment in NCMI.
(3)
Reflects cash distributions received from equity investees that were recorded as a reduction of the respective investment balances. These distributions are reported entirely within the U.S. reportable segment.

Holdings Capital Expenditures by Reportable Segment

The following table is a breakdown of capital expenditures by reportable segment for Holdings:

	Three Months Ended
	March 31,
	2025	2024
Capital expenditures
U.S.	$16.9	$18.1
International	5.2	5.4
Total capital expenditures	$22.1	$23.5

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Financial Information About Geographic Areas

Below is a breakdown of selected financial information for Holdings by geographic area:

	Three Months Ended
	March 31,
Revenue	2025	2024
U.S.	$419.3	$459.1
Brazil	49.3	54.3
Other international countries	74.3	67.9
Eliminations	(2.2)	(2.1)
Total	$540.7	$579.2

	As of	As of
Theater properties and equipment, net	March 31, 2025	December 31, 2024
U.S.	$969.9	$996.1
Brazil	51.2	47.2
Other international countries	101.5	101.8
Total	$1,122.6	$1,145.1

17.
Related Party Transactions

A subsidiary of the Company manages a theater for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, who is Lee Roy Mitchell’s son-in-law and Kevin Mitchell’s brother-in-law. Lee Roy Mitchell, our founder, owns, both directly and indirectly, approximately 8.5% of Holdings’ common stock and Kevin Mitchell is a member of Holdings’ Board of Directors. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theater revenue. The Company recorded $0.1 and $0.1 of management fee revenue during the three months ended March 31, 2025 and 2024, respectively. All such amounts are included in the condensed consolidated statements of income (loss), with the intercompany amounts eliminated in consolidation. During the three months ended March 31, 2025 and 2024, the Company paid excess cash distributions of $0.1 and $0.1, respectively to Lone Star Theatres, Inc. as required by the partnership agreement, which were recorded as a reduction of noncontrolling interests on each of Holdings’ and CUSA’s condensed consolidated balance sheets.

A subsidiary of the Company leases 12 theaters from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Holdings' directors and is an officer of the general partner of Syufy. For the three months ended March 31, 2025 and 2024, the Company paid total rent of $5.4 and $5.7, respectively, to Syufy. CUSA provides digital equipment support to drive-in theaters owned by Syufy. The Company recorded management fees related to these services of $0.03 and $0.03 during the three months ended March 31, 2025 and 2024, respectively.

A subsidiary of the Company has a 50% voting interest in FE Concepts, a joint venture with AWSR, an entity which owns the remaining 50% of FE Concepts. AWSR is owned by Lee Roy Mitchell and Tandy Mitchell. FE Concepts operates a family entertainment center that offers bowling, gaming, movies and other amenities. CUSA has a theater services agreement with FE Concepts under which the Company receives service fees for providing film booking and equipment monitoring services for the facility. The Company recorded management fees of $0.02 and $0.01 related to these services during the three months ended March 31, 2025 and 2024, respectively. The Company received a cash distribution of $4.0 from FE Concepts during the three months ended March 31, 2025.

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

National CineMedia LLC Bankruptcy. On June 3, 2023, NCM filed an Emergency Motion for Entry of an Order (1) approving and Authorizing Debtor to Enter into and Perform Under (a) the Termination and Settlement Agreement and (b) the Network Affiliate Transaction Agreement with Regal Cinemas, Inc. (the “9019 Motion”). The 9019 Motion requested an order, among other things, that the most favored nations clause (the “MFN”) in Cinemark’s Exhibitor Services Agreement was not triggered by the Network Affiliate Transaction Agreement with Regal Cinemas, Inc. On June 14, 2023, Cinemark filed an objection to the 9019 Motion. On June 26, 2023, the bankruptcy court entered a confirmation order, which among other things, approves NCM’s assumption of Cinemark’s Exhibitor Services Agreement but fails to preserve or recognize Cinemark’s rights under the MFN with respect to the Network Affiliate Transaction Agreement. Cinemark had appealed the confirmation order in the United States District Court for the Southern District of Texas, Houston Division, which affirmed the bankruptcy court's order. The Company has appealed the District Court's order with the U.S. Fifth Circuit Court of Appeals. The Company cannot predict the outcome of this appeal.

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

Latishma Narayan, individually and on behalf of others similarly situated vs. Cinemark USA, Inc., Century Theatres, Inc., et al. This class action lawsuit was filed December 27, 2024, in the Superior Court in the State of California for the County of San Mateo alleging violations of the California Labor Code for failure to pay minimum wages, failure to pay wages and overtime, failure to provide meal and rest breaks, failure to pay vacation wages, failure to maintain payroll records, and failure to reimburse necessary expenditures. Cinemark firmly maintains that the contentions of the plaintiff are without merit and will vigorously defend itself against the lawsuit. The Company cannot predict the outcome of this litigation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes and schedules included elsewhere in this report. Amounts included in the following discussion, except for theaters, screens, average screens, average ticket price and concessions revenue per patron, are rounded in millions.

We are a leader in the theatrical exhibition industry, with theaters in the U.S., Brazil, Argentina, Chile, Colombia, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, and Paraguay. As of March 31, 2025, we managed our business under two reportable segments – U.S. markets and international markets. See Note 16 to the condensed consolidated financial statements.

The success of the theatrical exhibition industry is contingent upon several key factors, including the volume of new film content available, which is continuing to recover from the effects of the COVID-19 pandemic and most recently the writers’ and actors’ guilds strikes (the “Hollywood strikes”), as well as the box office performance of new film content released, the duration of the exclusive theatrical release window, and evolving consumer behavior with competition from other forms of in-and-out-of-home entertainment.

Revenue and Expense

We generate revenue primarily from filmed entertainment box office receipts and concession sales, with additional revenue from screen advertising, screen rental and other revenue streams, such as transactional fees, studio trailer placements, meeting rentals, electronic video games and other games located in some of our facilities. Filmed entertainment box office receipts include traditional content from studios as well as alternative entertainment, such as the Metropolitan Opera, concert events, live and pre-recorded sports programs and other special events in our theaters. NCM provides our domestic theaters with various forms of in-theater advertising. Our Flix Media subsidiaries provide screen advertising and alternative content for our international circuit and for other international exhibitors.

Films leading the box office during the three months ended March 31, 2025 included new releases Captain America: Brave New World, Dog Man, Disney’s Snow White, One of Them Days, and Paddington in Peru, as well as the carryover of 2024 releases Mufasa: The Lion King, Sonic the Hedgehog 3, Moana 2, Nosferatu, and A Complete Unknown.

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

Concession supplies expense is variable in nature and fluctuates with our concession revenue and also product mix. Inflationary pressures have impacted product costs in the near term, and inflationary pressures and tariffs may impact product costs going forward. We source products from a variety of partners around the world to minimize supply chain interruptions and manage costs, wherever possible.

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

Results of Operations

The following table sets forth, for the periods indicated, the amounts for certain items reflected in the operating (loss) income of Holdings along with each of those items as a percentage of revenue.

	Three Months Ended
	March 31,
	2025	2024
Operating data (in millions):
Revenue
Admissions	$264.1	$289.8
Concession	210.4	224.2
Other	66.2	65.2
Total revenue	$540.7	$579.2
Cost of operations
Film rentals and advertising	141.4	154.3
Concession supplies	44.3	44.0
Salaries and wages	90.3	86.9
Facility lease expense	78.3	77.3
Utilities and other	105.7	100.4
General and administrative expenses (1)	54.5	48.9
Depreciation and amortization	49.5	49.4
(Gain) loss on disposal of assets and other	(4.1)	0.4
Total cost of operations (1)	559.9	561.6
Operating (loss) income (1)	$(19.2)	$17.6

Operating data as a percentage of total revenue:
Revenue
Admissions	48.8%	50.0%
Concession	38.9%	38.7%
Other	12.3%	11.3%
Total revenue	100.0%	100.0%
Cost of operations (2)
Film rentals and advertising	53.5%	53.2%
Concession supplies	21.1%	19.6%
Salaries and wages	16.7%	15.0%
Facility lease expense	14.5%	13.3%
Utilities and other	19.5%	17.3%
General and administrative expenses	10.1%	8.4%
Depreciation and amortization	9.2%	8.5%
(Gain) loss on disposal of assets and other	(0.8)%	0.1%
Total cost of operations	103.6%	97.0%
Operating (loss) income	(3.6)%	3.0%
Average screen count (3)	5,649	5,712
(1)
The only difference between components of operating (loss) income for Holdings, as presented above, and those of CUSA is incremental general and administrative expense recognized by Holdings. The following table sets forth, for the periods indicated, the amounts for general and administrative expense, total cost of operations and operating (loss) income of CUSA:

	Three Months Ended
	March 31,
	2025	2024
Operating data (in millions):
Cost of operations
General and administrative expenses	$53.5	$48.0
Total cost of operations	$558.9	$560.7
Operating (loss) income	$(18.2)	$18.5

(2)
All costs are expressed as a percentage of total revenue, except film rentals and advertising, which are expressed as a percentage of admissions revenue, and concession supplies, which are expressed as a percentage of concession revenue.
(3)
Average screen count is calculated based on the average of month end screen counts.

Three months ended March 31, 2025 (the “2025 period”) versus the three months ended March 31, 2024 (the “2024 period”)

2025 Period - The North American Industry box office generated approximately $1.5 billion during the 2025 period, which included new releases Captain America: Brave New World, Dog Man, Disney’s Snow White, One of Them Days and Paddington in Peru, as well as the carryover of 2024 releases Mufasa: The Lion King, Sonic the Hedgehog 3, Moana 2, Nosferatu, and A Complete Unknown.

2024 Period - The North American Industry box office was approximately $1.7 billion during the 2024 period, which included new releases Dune: Part Two, Kung Fu Panda 4, Bob Marley: One Love, Godzilla x Kong: The New Empire, Ghostbusters: Frozen Empire, Mean Girls and The Beekeeper, as well as the carryover of 2023 releases Wonka, Migration and Anything But You.

Revenue. The table below, presented by reportable segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenue.

	U.S. Reportable Segment			International Reportable Segment					Consolidated
	Three Months Ended March 31,			Three Months Ended March 31,					Three Months Ended March 31,
							Constant Currency (3)
	2025	2024	% Change	2025	2024	% Change	2025	% Change	2025	2024	% Change
Admissions revenue	$207.6	$231.8	(10.4)%	$56.5	$58.0	(2.6)%	$65.1	12.2%	$264.1	$289.8	(8.9)%
Concession revenue	164.4	178.6	(8.0)%	46.0	45.6	0.9%	52.2	14.5%	210.4	224.2	(6.2)%
Other revenue (1)	45.1	46.6	(3.2)%	21.1	18.6	13.4%	24.5	31.7%	66.2	65.2	1.5%
Total revenue (1)	$417.1	$457.0	(8.7)%	$123.6	$122.2	1.1%	$141.8	16.0%	$540.7	$579.2	(6.6)%
Attendance	20.6	23.6	(12.7)%	16.0	16.1	(0.6)%			36.6	39.7	(7.8)%
Average ticket price (2)	$10.08	$9.82	2.6%	$3.53	$3.60	(1.9)%	$4.07	13.1%	$7.22	$7.30	(1.1)%
Concession revenue per patron (2)	$7.98	$7.57	5.4%	$2.88	$2.83	1.8%	$3.26	15.2%	$5.75	$5.65	1.8%

(1)
U.S. reportable segment revenue includes eliminations of intercompany transactions with the international reportable segment. See Note 16 to our condensed consolidated financial statements.
(2)
Average ticket price is calculated as admissions revenue divided by attendance. Concession revenue per patron is calculated as concession revenue divided by attendance.
(3)
Constant currency revenue amounts, which are non-GAAP measurements, were calculated using the average exchange rate for the corresponding month for 2024. We translate the results of our international reportable segment from local currencies into U.S. dollars using currency rates in effect at different points in time in accordance with U.S. GAAP. Significant changes in foreign currency exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international reporting segment to present a period-to-period comparison of business performance that excludes the impact of foreign currency fluctuations.
•
U.S. Attendance decreased 12.7% to 20.6 million patrons during the 2025 period compared with 23.6 million patrons during the 2024 period primarily driven by fewer tentpole releases during the 2025 period. Average ticket price increased 2.6% to $10.08 during the 2025 period compared with $9.82 during the 2024 period driven by strategic pricing initiatives partially offset by lower premium format penetration. Concession revenue per patron increased 5.4% to $7.98 during the 2025 period compared with $7.57 during the 2024 period primarily driven by strategic pricing actions, higher incidence rates and a higher mix of merchandise. Other revenue for the 2025 period decreased 3.2% to $45.1 million compared with $46.6 million during the 2024 period primarily due to a decrease in attendance, which resulted in a reduction in the variable component of other revenue, partially offset by higher gaming and promotional income.
•
International. Attendance decreased slightly to 16.0 million patrons for the 2025 period compared with 16.1 million patrons for the 2024 period driven by fewer tentpole releases offset by the strong performance of local film content and the benefit of promotional activities. Revenues, average ticket price and concession revenue per patron for our international segment, as reported, were unfavorably impacted by exchange rate fluctuations during the 2025 period. In constant currency, the average ticket price increased 13.1% to $4.07 for the 2025 period primarily due to inflationary pricing actions, partially offset by promotional activities. Similarly, in constant currency, concession revenue per patron increased 15.2% to $3.26 for the 2025 period primarily due to inflationary pricing actions, partially offset by promotional activities. Other revenue increased 31.7% in constant currency to $24.5 million for the 2025 period primarily due to inflationary impacts, higher screen advertising and loyalty program revenue, as well as increased online sales penetration.

Cost of Operations. The table below, presented by reportable segment, summarizes our year-over-year theater operating costs.

	U.S. Reportable Segment			International Reportable Segment					Consolidated
	Three Months Ended March 31,			Three Months Ended March 31,					Three Months Ended March 31,
							Constant Currency (1)
	2025	2024	% Change	2025	2024	% Change	2025	% Change	2025	2024	% Change
Film rentals and advertising	$113.2	$126.3	(10.4)%	$28.2	$28.0	0.7%	$32.5	16.1%	$141.4	$154.3	(8.4)%
Concession supplies	$33.8	$34.3	(1.5)%	$10.5	$9.7	8.2%	$11.9	22.7%	$44.3	$44.0	0.7%
Salaries and wages	$74.6	$72.5	2.9%	$15.7	$14.4	9.0%	$17.9	24.3%	$90.3	$86.9	3.9%
Facility lease expense	$60.2	$60.5	(0.5)%	$18.1	$16.8	7.7%	$20.2	20.2%	$78.3	$77.3	1.3%
Utilities and other	$81.8	$78.3	4.5%	$23.9	$22.1	8.1%	$27.3	23.5%	$105.7	$100.4	5.3%
(1)
Constant currency expense amounts, which are non-GAAP measurements, were calculated using the average exchange rate for the corresponding month for 2024. We translate the results of our international reportable segment from local currencies into U.S. dollars using currency rates in effect at different points in time in accordance with U.S. GAAP. Significant changes in foreign currency exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international reportable segment to present a period-to-period comparison of business performance that excludes the impact of foreign currency fluctuations.
•
U.S. Film rentals and advertising costs for the 2025 period remained flat compared with the 2024 period at 54.5% of admissions revenue primarily due to the lower concentration of high-grossing films offset by the overall mix of films and higher marketing spend. Concession supplies expense for the 2025 period was 20.6% of concession revenue compared with 19.2% for the 2024 period. The concession supplies rate for the 2025 period was primarily impacted by a higher mix of merchandise, lower rebates and inflationary pressures, partially offset by strategic pricing actions.

Salaries and wages increased 2.9% to $74.6 million for the 2025 period compared with $72.5 million for the 2024 period due to increased wage rates and workers’ compensation costs, partially offset by lower attendance. Salaries and wages in the 2025 period were also impacted by the lower-than expected box office performance. Facility lease expense, which is predominantly fixed in nature, decreased slightly to $60.2 million primarily due to lower percentage rent. Utilities and other costs increased 4.5% to $81.8 million, largely driven by higher property taxes, credit card fees and repairs and maintenance, partially offset by the decrease in attendance, as many of these costs are variable or semi-variable in nature.

•
International. Our international operating costs, as reported, were favorably impacted by exchange rate fluctuations for the 2025 period.

Film rentals and advertising costs were 49.9% of admissions revenue as reported for the 2025 period compared with 48.3% for the 2024 period due to the overall mix of films and higher marketing spend. Concession supplies expense was 22.8% of concessions revenue as reported for the 2025 period compared with 21.3% for the 2024 period. The increase in the concession supplies rate was primarily driven by inflationary pressures and the impact of promotional activities.

Salaries and wages, facility lease expense and utilities and other expenses, as reported, were lower for the 2025 period as a result of favorable exchange rate fluctuations. In constant currency, salaries and wages increased to $17.9 million for the 2025 period primarily driven by wage and benefit inflation, as well as the impact of the lower-than expected box office performance. Facility lease expense increased to $20.2 million in constant currency for the 2025 period primarily due to inflationary increases and the dissipation of temporary rent abatements that benefited the 2024 period. Utilities and other costs increased to $27.3 million in constant currency for the 2025 period due to inflationary pressures and higher screen advertising related commissions, credit card fees and utility costs.

General and Administrative Expense. General and administrative expense for Holdings increased to $54.5 million for the 2025 period compared with $48.9 million for the 2024 period. General and administrative expense for CUSA increased to $53.5 million for the 2025 period compared with $48.0 million for the 2024 period. The increase for both Holdings and CUSA is primarily due to wages and benefits inflation, higher share-based compensation and related payroll taxes, and higher professional fees, partially offset by the favorable impact of exchange rate fluctuations.

Depreciation and Amortization. Depreciation and amortization expense increased to $49.5 million for the 2025 period compared with $49.4 million for the 2024 period.

(Gain) Loss on Disposal of Assets and Other. A gain on disposal of assets and other of $4.1 million was recorded for the 2025 period compared with a loss of $0.4 million for the 2024 period. Activity for the 2025 period was primarily related to gains on the sale of a land parcel and one of our owned theater properties.

Interest Expense. Interest expense for Holdings, which includes amortization of debt issuance costs and original issue discount and amortization of accumulated losses for swap amendments, was $38.5 million during the 2025 period compared with $37.7 million during the 2024 period. The interest expense attributable to CUSA was $32.4 million during the 2025 period compared with $31.6 million during the 2024 period. The increase in interest expense was primarily due to the impact of the issuance of the 7.00% Senior Notes in July 2024, partially offset by the redemption of the remaining principal amount of the 8.75% Secured Notes during May 2024, the extinguishment of the 5.875% Senior Notes during July 2024, and the term loan reprice transactions that reduced our margin rate by 50 bps in each of May and November 2024. See further discussion in Liquidity and Capital Resources below.

Interest Income. Interest income for Holdings was $12.0 million during the 2025 period compared with $13.6 million during the 2024 period. The interest income attributable to CUSA was $9.7 million during the 2025 period compared with $10.3 million during the 2024 period. The decrease in interest income was primarily due to foreign currency fluctuations.

Foreign currency exchange gain. We recorded a foreign currency exchange gain of $0.5 million during the 2025 period compared with $1.4 million during the 2024 period. The gain on foreign exchange is primarily related to currency exchange fluctuations related to US-denominated accounts in certain international countries, partially offset by the impact of hyper-inflationary accounting for Argentina.

Equity in Income of Affiliates. Equity in income of affiliates of $0.9 million was recorded during the 2025 period compared with $3.8 million during the 2024 period primarily due to lower income from our investment in AC JV, LLC during 2025. See Note 9 to the condensed consolidated financial statements for information about our equity investments.

Net (Loss) Gain on Investment in NCMI. We recorded a net loss on our investment in NCMI of $3.6 million during the 2025 period compared with a gain of $4.4 million during the 2024 period, primarily related to the mark-to-market adjustment of our investment in NCMI under the fair value basis of accounting. See Note 8 to the condensed consolidated financial statements for information about our investment in NCMI.

Income Taxes - Holdings. An income tax benefit of $14.7 million was recorded for the 2025 period compared with an income tax benefit of $27.7 million for the 2024 period. The effective tax rate was approximately 27.6% for the 2025 period compared with 1,144.3% for the 2024 period. The effective tax rate for the 2025 period differs from the U.S. statutory rate primarily due to foreign tax rate differences, the U.S. tax impact of foreign operations, and state and local taxes. During the 2024 period, a deferred tax benefit of $33.7 million was recorded discretely related to the release of valuation allowances in certain foreign jurisdictions. The release of these valuation allowances was the result of the availability of positive evidence related to sustained taxable income in the relevant jurisdictions to support the future realizability of deferred tax assets. This discrete benefit favorably impacted the effective tax rate for the 2024 period, causing the income tax benefit to vary significantly from the tax benefit derived by applying the statutory tax rate to Holdings’ pre-tax loss for the period. Income tax provisions for interim periods are generally based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Income Taxes - CUSA. An income tax benefit of $14.2 million was recorded for the 2025 period compared with income tax benefit of $26.6 million for the 2024 period. The effective tax rate was approximately 29.3% for the 2025 period compared with (2,120.5)% for the 2024 period. The effective tax rate for the 2025 period differs from the U.S. statutory rate primarily due to foreign tax rate differences, U.S. tax impact of foreign operations, and state and local taxes. During the 2024 period, a deferred tax benefit of $33.7 million was recorded discretely related to the release of valuation allowances in certain foreign jurisdictions. The release of these valuation allowances was the result of the availability of positive evidence related to sustained taxable income in the relevant jurisdictions to support the future realizability of deferred tax assets. This discrete benefit favorably impacted the effective tax rate for the 2024 period, causing the income tax benefit to vary significantly from the tax expense derived by applying the statutory tax rate to the pre-tax income for the period. Income tax provisions for interim periods are generally based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenue in cash, mainly through box office receipts and the sale of concessions. Our revenue is generally received in cash prior to the payment of related expenses; therefore, we have an operating “float” and historically have not required traditional working capital financing. However, our working capital position will fluctuate based on seasonality, the timing and volume of new film content, the timing of interest payments on our debt as well as timing of payment of other operating expenses that are paid annually or semi-annually, such as property and other taxes and incentive compensation. We believe our existing cash and expected cash flows from operations will be sufficient to meet our working capital, capital expenditures, and known contractual obligations for the next twelve months and beyond.

Cash used for operating activities was $119.1 million for Holdings and $111.1 million for CUSA for the three months ended March 31, 2025, compared with cash used for operating activities of $22.7 million for Holdings and $16.4 million for CUSA for the three months ended March 31, 2024. The increase in cash used for operating activities was primarily driven by the timing of payments to vendors for expenses and the level of revenue earned during each period.

Investing Activities

Investing activities have been principally related to the development, remodel and enhancement of theaters, which historically have been financed with cash flow from operations and debt financings. Cash used for investing activities was $15.3 million and $23.3 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in cash used for investing activities was primarily due to the proceeds from the sale of a land parcel and one of our owned theater properties during the three months ended March 31, 2025.

Below is a summary of capital expenditures, disaggregated by new and existing theaters, for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
	2025	2024
New theaters	$5.0	$3.2
Existing theaters	17.1	20.3
Total capital expenditures	$22.1	$23.5

We operated 497 theaters with 5,644 screens worldwide as of March 31, 2025. Theaters and screens opened and closed during the three months ended March 31, 2025 were as follows:

	January 1, 2025	Built	Closed	March 31, 2025
U.S. (42 states)
Theaters	304	1	(1)	304
Screens	4,255	7	(16)	4,246

International (13 countries)
Theaters	193	—	—	193
Screens	1,398	—	—	1,398

Worldwide
Theaters	497	1	(1)	497
Screens	5,653	7	(16)	5,644

As of March 31, 2025, we had the following signed new build and expansion commitments:

	Theaters (1)	Screens (1)	Estimated Remaining Investment (2)
Remainder of 2025
U.S.	—	3	$4.0
International	—	2	5.4
Total	—	5	$9.4

Subsequent to 2025
U.S.	2	16	$29.3
International	—	4	7.7
Total	2	20	$37.0

Total commitments at March 31, 2025	2	25	$46.4
(1)
Based on the expected theater opening date.
(2)
Approximately $26.7 million is expected to be paid during the remainder of 2025 and $7.6 million, $9.7 million and $2.4 million is expected to be paid during 2026, 2027 and 2028, respectively. The timing of payments is subject to change in the event of construction or other delays.

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

Financing Activities

Cash used for financing activities was $230.1 million for Holdings and $20.4 million for CUSA for the three months ended March 31, 2025, compared with $10.4 million for Holdings and CUSA for the three months ended March 31, 2024. The increase in cash used for financing activities for Holdings reflects the repurchase of common stock through the Company’s share repurchase program as discussed below, the payment of a quarterly cash dividend of $0.08 per share of common stock, and an increase in restricted stock withholdings for the payment of payroll taxes on awards that vested during the period. The increase in cash used for financing activities for CUSA was driven by higher restricted stock withholdings for the payment of payroll taxes on awards that vested during the period.

On March 6, 2025, Holdings’ Board of Directors approved a share repurchase program (the “Program”). Under the Program, Holdings was authorized to repurchase up to $200 million of its outstanding stock, before direct costs associated with the share repurchases. This Program commenced on March 11, 2025 and continued until the authorized repurchase amount was reached on March 27, 2025. Repurchases under the Program were funded using cash on hand.

Holdings, at the discretion of its Board of Directors and subject to applicable law, anticipates paying regularly quarterly cash dividends on its common stock. The amount of the dividends to be paid in the future, if any, will depend upon our then available cash balances, anticipated cash needs, overall financial condition, loan agreement restrictions as discussed below, and future prospects for earnings and cash flows, as well as other relevant factors. See Note 6 to the condensed consolidated financial statements for a summary of the quarterly dividend paid during three months ended March 31, 2025.

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

We expect to repay the principal amount of our 4.50% Convertible Senior Notes upon their maturity in August 2025 with cash on hand, and we can, at our election, fund the remainder with cash, shares or a combination thereof. Our current intent is to settle the remainder with shares. See “4.50% Convertible Senior Notes” below.

Contractual Obligations

There have been no material changes in the contractual obligations previously disclosed in “Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed February 19, 2025.

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

Holders of the 4.50% Convertible Senior Notes may convert their 4.50% Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding May 15, 2025 only under the following circumstances: (1) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Holdings’ common stock and the conversion rate on each such trading day; (2) if Holdings distributes to all or substantially all stockholders (i) rights, options or warrants entitling them to purchase shares at a discount to the recent average trading price of its common stock (including due to a stockholder rights plan) or (ii) Holdings’ assets or securities or rights, options or warrants to purchase the same with a per share value exceeding 10% of the trading price of Holdings’ common stock; or (3) upon the occurrence of specified corporate events as described further in the indenture. Prior to May 15, 2025, holders may convert their 4.50% Convertible Senior Notes during any calendar quarter (and only during such calendar quarter), if the last reported sale price of Holdings’ common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to $18.66 per share, on each applicable trading day. The conversion trigger price for the 4.50% Convertible Senior Notes will be reduced from $18.66 per share to $18.60 per share as a result of the dividend paid to stockholders on March 19, 2025. The adjustment will be implemented no later than June 17, 2025, which is the first day of the observation period for settlements of conversion of the notes at maturity. The closing price of Holdings' common stock exceeded $18.66 per share during at least 20 of the last 30 trading days of the quarter ended March 31, 2025 and, therefore, the 4.50% Convertible Senior Notes will be convertible during the second quarter of 2025. Beginning May 15, 2025, holders may convert their 4.50% Convertible Senior Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion of the 4.50% Convertible Senior Notes, Holdings will deliver cash, shares of its common stock or a combination of cash and shares of its common stock, at its election.

The initial conversion rate is 69.6767 shares of Holdings’ common stock per one thousand dollars principal amount of the 4.50% Convertible Senior Notes. On February 18, 2025, Holdings’ Board of Directors declared a cash dividend of $0.32 per common share per annum, $0.08 payable quarterly, which will result in an adjustment of the conversion rate to 69.9061 shares of Holdings’ common stock per one thousand dollars principal amount of the 4.50% Convertible Senior Notes. This adjustment will be implemented no later than June 17, 2025, which is the first day of the observation period for settlements of conversion of the 4.50% Convertible Senior Notes at maturity. The conversion rate will be subject to further adjustment upon the occurrence of certain events, including, but not limited to, the payment of dividends to stockholders. If a make-whole fundamental change as defined in the indenture governing the 4.50% Convertible Senior Notes occurs prior to the maturity date, Holdings will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 4.50% Convertible Senior Notes in connection with such make-whole fundamental change.

Concurrently with the issuance of the 4.50% Convertible Senior Notes, Holdings entered into privately negotiated convertible note hedge transactions (the “Hedge Transactions”), with one or more of the initial purchasers of the 4.50% Convertible Senior Notes or their respective affiliates (the “Option Counterparties”). The Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the 4.50% Convertible Senior Notes, the number of shares of Holdings’ common stock that will underlie the aggregate amount of the 4.50% Convertible Senior Notes, which gives Holdings the option to purchase approximately 32.0 million shares of its common stock at a price of approximately $14.35 per share, which will be reduced to $14.30 per share as a result of the dividend paid to stockholders on March 19, 2025, as discussed above. The Hedge Transactions are generally expected to reduce potential dilution to Holdings’ common stock upon any conversion of the 4.50% Convertible Senior Notes and/or offset any cash payments we may be required to make in excess of the principal amount of converted 4.50% Convertible Senior Notes, as the case may be.

Concurrently with entering into the Hedge Transactions, Holdings also entered into separate privately negotiated warrant transactions with Option Counterparties (the “Warrant Transactions”), whereby Holdings sold to Option Counterparties warrants to purchase (subject to the net share settlement provisions set forth therein) up to the same number of shares of Holdings’ common stock, subject to customary anti-dilution adjustments (the “Warrants”). The Warrants could separately have a dilutive effect to the extent that the market value per share of Holdings’ common stock exceeds the strike price of the Warrants on the applicable expiration dates unless, subject to the terms of the Warrants, Holdings elects to cash settle the Warrants. The Warrants give the Option Counterparties the option to purchase approximately 32.0 million shares at a price of approximately $22.08 per share, subject to adjustment for dividends paid to stockholders. The economic effect of these transactions is to effectively raise the strike price of the 4.50% Convertible Senior Notes to approximately $22.08 per share of Holdings’ common stock. The Warrants expire 1/80th per trading day between November 15, 2025 and March 12, 2026. Holdings received $89.4 million in cash proceeds from the Warrant Transactions, which were used along with proceeds from the 4.50% Convertible Senior Notes, to pay approximately $142.1 million to enter into the Hedge Transactions. The cash proceeds from the Warrant Transactions were recorded as additional paid-in-capital in the Company’s Consolidated Statement of Equity.

Together, the Hedge Transactions and the Warrants are intended to reduce the potential dilution from the conversion of the 4.50% Convertible Senior Notes. The Hedge Transactions and Warrants are recorded in equity and are not accounted for as derivatives, in accordance with applicable accounting guidance.

The 4.50% Convertible Notes are effectively subordinated to any of Holdings’, or its subsidiaries’, existing and future secured debt to the extent of the value of the assets securing such indebtedness, including obligations under the Credit Agreement. The 4.50% Convertible Notes are structurally subordinated to all existing and future debt and other liabilities of our subsidiaries, including trade payables, and including CUSA’s 5.25% Senior Notes due 2028 and its 7.00% Senior Notes due 2032, or, collectively, CUSA’s senior notes (but excluding all obligations under the Credit Agreement, as defined below, which are guaranteed by Holdings). The 4.50% Convertible Notes rank equally in right of payment with all of Holdings’ existing and future unsubordinated debt, including all obligations under the Credit Agreement, which is guaranteed by Holdings, and senior in right of payment to any future debt that is expressly subordinated in right of payment to the 4.50% Convertible Senior Notes. The 4.50% Convertible Senior Notes are not guaranteed by any of Holdings' subsidiaries.

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

Interest on revolving credit loans accrues, at CUSA's option, at either (i) the Term SOFR Rate plus an applicable margin that ranges from 3.00% to 3.50% per annum, or (ii) the Alternate Base Rate, subject, in the case of this clause (ii) to a floor of 1.00% per annum, plus, in the case of this clause (ii), an applicable margin that ranges from 2.00% to 2.50%. The applicable margin with respect to revolving credit loans is a function of the Consolidated Net Senior Secured Leverage Ratio as defined in the Credit Agreement. As of March 31, 2025, the applicable margin was 3.00%, however, there were no borrowings outstanding under the revolving line of credit. In addition, CUSA is required to pay a commitment fee on the revolving line of credit that accrues at a rate ranging from 0.20% to 0.375% per annum of the daily unused portion of the revolving line of credit. The commitment fee rate is a function of the Consolidated Net Senior Secured Leverage Ratio and was 0.20% at March 31, 2025.

CUSA’s obligations under the Credit Agreement are guaranteed by Holdings and certain subsidiaries of Holdings other than CUSA (the “Other Guarantors”) and are secured by security interests in substantially all of Holdings’ and the Other Guarantors’ personal property.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on the ability of Holdings, CUSA and their subsidiaries to: merge, consolidate, liquidate, or dissolve; sell, transfer or otherwise dispose of assets; create, incur or permit to exist certain indebtedness and liens; pay dividends, repurchase stock and make other Restricted Payments (as defined in the Credit Agreement); prepay certain indebtedness; make investments; enter into transactions with affiliates; and change the nature of their business. At any time that CUSA has revolving credit loans outstanding, it is not permitted to allow the Consolidated Net Senior Secured Leverage Ratio to exceed 3.5 to 1.0. As of March 31, 2025, there were no revolving credit loans outstanding, and CUSA’s Consolidated Net Senior Secured Leverage Ratio was below zero.

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

The Restricted Payments covenant, as defined in the Credit Agreement generally does not limit the ability of Holdings and its subsidiaries to pay dividends and make other Restricted Payments if the Consolidated Net Total Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 2.75 to 1.00. If the Consolidated Net Total Leverage Ratio is greater than 2.75 to 1.00, but not greater than 5.00 to 1.00, Restricted Payments generally may be made in an aggregate amount not to exceed the Available Amount (as defined in the Credit Agreement), which is a function of CUSA’s Consolidated EBITDA minus 1.75 times its Consolidated Interest Expense (as such terms are defined in the Credit Agreement) and certain other factors as specified in the Credit Agreement. As of March 31, 2025, the Consolidated Net Total Leverage Ratio was 2.02 to 1.00 and the Available Amount was $1,031.6 million. In addition, the Credit Agreement contains other baskets that allow certain Restricted Payments in excess of the Applicable Amount.

We have three interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the term loan outstanding under the Credit Agreement. See Note 7 to the condensed consolidated financial statements for discussion of the interest rate swaps.

As of March 31, 2025, there was $637.1 million outstanding under the term loan and no borrowings were outstanding under the $125.0 million revolving line of credit. The average interest rate on outstanding term loan borrowings under the Credit Agreement as of March 31, 2025 was approximately 6.3% per annum, after giving effect to the interest rate swap agreements.

7.00% Senior Notes

On July 18, 2024, CUSA issued $500.0 million aggregate principal 7.00% senior unsecured notes, at par (the “7.00% Senior Notes”). The notes will mature on August 1, 2032. Interest on the 7.00% Senior Notes is payable on February 1 and August 1 of each year, beginning on February 1, 2025. CUSA incurred debt issuance costs of approximately $8.7 million in connection with the issuance, which were recorded as a reduction of long-term debt on the Company’s consolidated balance sheet. Proceeds, net of fees, were used to repay CUSA’s 5.875% $405.0 million aggregate principal amount of Senior Notes due March 2026. The remainder of the net proceeds will be used for general corporate purposes.

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

The 5.25% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of CUSA’s subsidiaries that guarantee, assume or become liable with respect to any of CUSA's or a guarantor’s debt. The 5.25% Senior Notes and the guarantees will be CUSA’s and the guarantors’ senior unsecured obligations and (i) rank equally in right of payment to CUSA’s and the guarantors’ existing and future senior debt, including borrowings under CUSA's Credit Agreement and CUSA’s existing senior notes, (ii) rank senior in right of payment to CUSA’s and the guarantors’ future subordinated debt, (iii) are effectively subordinated to all of CUSA’s and the guarantors’ existing and future secured debt, including all obligations under the Credit Agreement, in each case to the extent of the value of the collateral securing such debt, (iv) are structurally subordinated to all existing and future debt and other liabilities of CUSA’s non-guarantor subsidiaries, and (v) are structurally senior to the 4.50% convertible senior notes due 2025 issued by Holdings.

CUSA may redeem the 5.25% Senior Notes in whole or in part at redemption prices specified in the indenture.

Covenant Compliance

The indentures governing the 5.25% Senior Notes and the 7.00% Senior Notes ("the indentures") contain covenants that limit, among other things, the ability of CUSA and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of March 31, 2025, CUSA could have distributed up to approximately $4.0 billion to its parent company and sole stockholder, Holdings, under the terms of the indentures, subject to its available cash and other borrowing restrictions outlined in the indentures. Upon a change of control, as defined in the indentures, CUSA would be required to make an offer to repurchase the 5.25% Senior Notes and the 7.00% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indentures allow CUSA to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of March 31, 2025 was 5.8 to 1.

See discussion of dividend restrictions and the net senior secured leverage ratio under the Credit Agreement at Senior Secured Credit Facility above.

As of March 31, 2025, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The Company currently has variable rate debt. An increase or decrease in interest rates would affect its interest expense related to this variable rate debt. At March 31, 2025, we had an aggregate of $187.1 million of variable rate debt outstanding, after giving effect to the interest rate swaps. Based on the interest rates in effect on the variable rate debt outstanding at March 31, 2025, a 100 basis point increase in market interest rates would increase our annual interest expense by $1.9 million.

The tables below provide information about Holdings' and CUSA’s fixed rate and variable rate long-term debt agreements as of March 31, 2025. The Company has three interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the Company’s term loan debt. See Interest Rate Swap Agreements below. Holdings’ long-term debt agreements include fixed rate and variable rate long-term debt of CUSA, which is guaranteed by Holdings.

Holdings Debt

	Expected Maturity for the Twelve Months Ending March 31,								Average
	(in millions)								Interest
	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value	Rate
Fixed rate	$460.0	$—	$—	$765.0	$—	$950.0	$2,175.0	$2,510.5	5.6%
Variable rate	6.4	6.4	6.4	6.4	6.4	155.1	187.1	188.5	7.0%
Total debt (1)	$466.4	$6.4	$6.4	$771.4	$6.4	$1,105.1	$2,362.1	$2,699.0	5.7%
(1)
Amounts are presented before adjusting for debt issuance costs.

CUSA Debt

	Expected Maturity for the Twelve Months Ending March 31,								Average
	(in millions)								Interest
	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value	Rate
Fixed rate	$—	$—	$—	$765.0	$—	$950.0	$1,715.0	$1,703.7	5.9%
Variable rate	6.4	6.4	6.4	6.4	6.4	155.1	187.1	188.5	7.0%
Total debt (1)	$6.4	$6.4	$6.4	$771.4	$6.4	$1,105.1	$1,902.1	$1,892.2	6.1%
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

Foreign Currency Exchange Rate Risk

There have been no material changes in foreign currency exchange rate risk previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed February 19, 2025.

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2025, under the supervision and with the participation of Holdings’ and CUSA’s principal executive officer and principal financial officer, Holdings and CUSA carried out an evaluation required by the Exchange Act of the effectiveness of the design and operation of their respective disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, Holdings’ and CUSA’s principal executive officer and principal financial officer concluded that, as of March 31, 2025, each of Holdings’ and CUSA’s respective disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by each of Holdings and CUSA in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to Holdings’ and CUSA’s management, including

Holdings’ and CUSA’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in Holdings’ and CUSA’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, Holdings’ and CUSA’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than the discussion at Note 18, there have been no material changes from legal proceedings previously reported under “Business – Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed February 19, 2025.

Item 1A. Risk Factors

We believe there have been no material changes in our risk factors from those disclosed in “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed February 19, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) In the first quarter of 2025, Holdings purchased shares of its common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan (2)
January 1 through January 31	0.53	$29.31	—	—
February 1 through February 28	594.77	$28.94	—	—
March 1 through March 31	7,931.11	$25.22	7,930.94	—
Total	8,526.41		7,930.94	—

(1) Represents shares of Holdings’ common stock (in thousands) repurchased in January, February and March of 2025 as part of publicly announced share repurchase programs and to satisfy employee tax-withholding obligations upon vesting in restricted stock and performance stock units. See Note 10 to the condensed consolidated financial statements.

(2) On March 6, 2025, Holdings’ Board of Directors approved a share repurchase program (the “Program”). This Program commenced on March 11, 2025 and continued until the authorized repurchase amount was reached on March 27, 2025. See Note 10 to the condensed consolidated financial statements.

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

On September 6, 2024, Sean Gamble, our President and Chief Executive Officer, adopted a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 to sell up to 131,750 shares of the Company’s common stock. The plan was adopted to facilitate the orderly sale of shares of the Company’s common stock for personal financial planning purposes and intended to satisfy the affirmative defense of Rule 10b5-1(c). The plan expired on April 18, 2025.

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

On March 12, 2025, Michael Cavalier, our Executive Vice President General Counsel & Business Affairs, Secretary, adopted a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 to sell up to 22,140 shares of the Company’s common stock. The plan was adopted to facilitate the orderly sale of shares of the Company’s common stock for personal financial planning purposes and intended to satisfy the affirmative defense of Rule 10b5-1(c). The plan is set to expire on February 18, 2026, or when all of the shares under the plan are sold.

On March 13, 2025, Wanda Gierhart, our Chief Marketing and Content Officer, adopted a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 to sell up to 63,693 current shares of the Company’s common stock plus up to 2,136 shares of the Company’s common stock vesting in July 2025. The plan was adopted to facilitate the orderly sale of shares of the Company’s common stock for personal financial planning purposes and intended to satisfy the affirmative defense of Rule 10b5-1(c). The plan is set to expire on November 12, 2025, or when all of the shares under the plan are sold.

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

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2025

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$538.7	$148.5	$—	$687.2
Other current assets	404.1	(119.4)	(11.4)	273.3
Total current assets	942.8	29.1	(11.4)	960.5
Theater properties and equipment, net	1,122.6	—	—	1,122.6
Operating lease right-of-use assets, net	946.1	—	—	946.1
Other long-term assets	1,798.0	282.1	(363.0)	1,717.1
Total assets	$4,809.5	$311.2	$(374.4)	$4,746.3
Liabilities and equity
Current liabilities
Current portion of long-term debt	$6.4	$—	$—	$6.4
Current portion of operating lease obligations	212.3	—	—	212.3
Current portion of finance lease obligations	15.7	—	—	15.7
Current income tax payable	4.2	—	—	4.2
Accounts payable and accrued expenses	439.9	—	(11.4)	428.5
Total current liabilities	678.5	—	(11.4)	667.1
Long-term liabilities
Long-term debt, less current portion	2,120.1	—	(250.0)	1,870.1
Operating lease obligations, less current portion	796.0	—	—	796.0
Finance lease obligations, less current portion	105.8	—	—	105.8
Other long-term liabilities and deferrals	417.2	3.4	—	420.6
Total long-term liabilities	3,439.1	3.4	(250.0)	3,192.5
Commitments and contingencies
Equity	691.9	307.8	(113.0)	886.7
Total liabilities and equity	$4,809.5	$311.2	$(374.4)	$4,746.3

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF LOSS

THREE MONTHS ENDED MARCH 31, 2025

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Revenue	$540.7	$—	$—	$540.7
Cost of operations
Theater operating costs	460.0	—	—	460.0
General and administrative expenses	53.5	—	—	53.5
Depreciation and amortization	49.5	—	—	49.5
Loss on disposal of assets and other	(4.1)	—	—	(4.1)
Total cost of operations	558.9	—	—	558.9
Operating loss	(18.2)	—	—	(18.2)
Interest expense	(33.0)	—	0.6	(32.4)
Equity in income of affiliates	0.2	0.7	—	0.9
Interest expense - NCM	(5.4)	—	—	(5.4)
Other income (loss)	8.7	(1.5)	(0.6)	6.6
Total other expense	(29.5)	(0.8)	—	(30.3)
Loss before income taxes	(47.7)	(0.8)	—	(48.5)
Income tax (benefit) expense	(14.4)	0.2	—	(14.2)
Net loss attributable to Cinemark USA, Inc.	(33.3)	(1.0)	—	(34.3)
Less: Net income attributable to noncontrolling interests	0.3	—	—	0.3
Net loss attributable to Cinemark USA, Inc.	$(33.6)	$(1.0)	$—	$(34.6)

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

THREE MONTHS ENDED MARCH 31, 2025

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Net loss	$(33.3)	$(1.0)	$—	$(34.3)
Other comprehensive income, net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of tax and settlements	(3.2)	—	—	(3.2)
Foreign currency translation adjustments	16.0	—	—	16.0
Total other comprehensive income, net of tax	12.8	—	—	12.8
Total comprehensive loss, net of tax	(20.5)	(1.0)	—	(21.5)
Comprehensive income attributable to noncontrolling interests	(0.3)	—	—	(0.3)
Comprehensive loss attributable to Cinemark USA, Inc.	$(20.8)	$(1.0)	$—	$(21.8)

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2025

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Operating activities
Net loss	$(33.3)	$(1.0)	$—	$(34.3)
Adjustments to reconcile net loss to cash used for operating activities	24.2	3.8	—	28.0
Changes in assets and liabilities	(105.9)	1.1	—	(104.8)
Net cash (used for) provided by operating activities	(115.0)	3.9	—	(111.1)
Investing activities
Additions to theater properties and equipment	(22.1)	—	—	(22.1)
Proceeds from sale of assets and other	6.8	—	—	6.8
Investments and loans to affiliates	(10.7)	10.7	—	—
Net cash (used for) provided by investing activities	(26.0)	10.7	—	(15.3)
Financing activities
Repayments of long-term debt	(1.6)	—	—	(1.6)
Restricted stock withholdings for payroll taxes	(17.1)	—	—	(17.1)
Payments on finance leases	(3.8)	—	—	(3.8)
Other financing activities	2.1	—	—	2.1
Net cash used for financing activities	(20.4)	—	—	(20.4)
Effect of exchange rate changes on cash and cash equivalents	6.6	—	—	6.6
(Decrease) increase in cash and cash equivalents	(154.8)	14.6	—	(140.2)
Cash and cash equivalents:
Beginning of year	693.5	133.9	—	827.4
End of year	$538.7	$148.5	$—	$687.2

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

Item 6. Exhibits

+10.1

Employment Agreement dated as of February 28, 2025, by and between Cinemark Holdings, Inc. and Wanda Gierhart (incoporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed March 3, 2025).

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
**101

The following material from the combined Cinemark Holdings, Inc. and Cinemark USA, Inc. Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith:

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

CINEMARK HOLDINGS, INC. CINEMARK USA, INC.
Registrants

DATE:	May 2, 2025

/s/ Sean Gamble
Sean Gamble
Chief Executive Officer

/s/ Melissa Thomas
Melissa Thomas
Chief Financial Officer