Form 10-Q
period 2025-06-30
Cinemark Holdings, Inc.; CINEMARK USA INC /TX
filed 2025-08-01
CIK 1385280, 885975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Cinemark Holdings, Inc. Yes ☐ No ☒

Cinemark USA, Inc. Yes ☐ No ☒

As of July 25, 2025, 115,035,514 shares of common stock, $0.001 par value per share, of Cinemark Holdings, Inc. were issued and outstanding.

As of July 25, 2025, 1,500 shares of Class A common stock, $0.01 par value per share, and 182,648 shares of Class B common stock, no par value per share, of Cinemark USA, Inc. were outstanding and held by Cinemark Holdings, Inc.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data, unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$931.6	$1,057.3
Inventories	33.2	31.0
Accounts receivable	101.0	104.6
Current income tax receivable	46.8	56.7
Prepaid expenses and other	49.1	48.7
Total current assets	1,161.7	1,298.3
Theater properties and equipment, net	1,118.3	1,145.1
Operating lease right-of-use assets, net	943.5	930.4
Other long-term assets
Goodwill	1,245.3	1,239.6
Intangible assets, net	300.5	300.5
Investment in NCMI	21.2	29.0
Investments in affiliates	23.0	26.2
Long-term deferred tax asset	77.2	69.5
Deferred charges and other assets	24.0	28.4
Total other long-term assets	1,691.2	1,693.2
Total assets	$4,914.7	$5,067.0
Liabilities and equity
Current liabilities
Current portion of long-term debt	$466.0	$464.3
Current portion of operating lease obligations	214.9	212.1
Current portion of finance lease obligations	16.0	15.4
Current income tax payable	4.5	5.6
Accounts payable and accrued expenses	575.9	584.3
Total current liabilities	1,277.3	1,281.7
Long-term liabilities
Long-term debt, less current portion	1,870.3	1,870.4
Operating lease obligations, less current portion	789.6	784.0
Finance lease obligations, less current portion	101.8	109.9
Long-term deferred tax liability	5.3	3.2
Long-term liability for uncertain tax positions	53.5	51.5
NCM screen advertising advances	312.9	318.5
Other long-term liabilities	47.0	44.4
Total long-term liabilities	3,180.4	3,181.9
Equity
Cinemark Holdings, Inc.'s stockholders' equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 129,994,061 shares issued and 115,037,230 shares outstanding at June 30, 2025 and 128,700,226 shares issued and 122,321,734 shares outstanding at December 31, 2024	0.1	0.1
Additional paid-in-capital	1,293.0	1,276.9
Treasury stock, 14,956,831 and 6,378,492 shares, at cost, at June 30, 2025 and December 31, 2024, respectively	(322.2)	(103.2)
Accumulated deficit	(127.6)	(162.7)
Accumulated other comprehensive loss	(395.5)	(416.7)
Total Cinemark Holdings, Inc.'s stockholders' equity	447.8	594.4
Noncontrolling interests	9.2	9.0
Total equity	457.0	603.4
Total liabilities and equity	$4,914.7	$5,067.0

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Admissions	$467.1	$365.8	$731.2	$655.6
Concession	377.7	292.9	588.1	517.1
Other	95.7	75.5	161.9	140.7
Total revenue	$940.5	$734.2	$1,481.2	$1,313.4
Cost of operations
Film rentals and advertising	270.8	204.0	412.2	358.3
Concession supplies	73.1	56.6	117.4	100.6
Salaries and wages	109.4	97.3	199.7	184.2
Facility lease expense	82.9	81.5	161.2	158.8
Utilities and other	124.7	104.7	230.4	205.1
General and administrative expenses	54.1	55.7	108.6	104.6
Depreciation and amortization	49.4	49.8	98.9	99.2
Impairment of long-lived and other assets	1.6	—	1.6	—
Loss (gain) on disposal of assets and other	1.0	1.7	(3.1)	2.1
Total cost of operations	767.0	651.3	1,326.9	1,212.9
Operating income	173.5	82.9	154.3	100.5
Other income (expense)
Interest expense	(39.4)	(34.6)	(77.9)	(72.3)
Interest income	11.2	12.5	23.2	26.1
Loss on debt amendments and extinguishments	(1.5)	(2.5)	(1.5)	(2.5)
Foreign currency exchange loss	(1.0)	(6.3)	(0.5)	(4.9)
Distributions from NCMI/NCM	1.4	—	1.4	—
Interest expense - NCM	(5.3)	(5.6)	(10.7)	(11.1)
Equity in income of affiliates	2.6	2.5	3.5	6.3
Net (loss) gain on investment in NCMI	(4.3)	(3.2)	(7.9)	1.2
Total other expense	(36.3)	(37.2)	(70.4)	(57.2)
Income before income taxes	137.2	45.7	83.9	43.3
Income tax expense (benefit)	42.5	(0.9)	27.8	(28.6)
Net income	$94.7	$46.6	$56.1	$71.9
Less: Net income attributable to noncontrolling interests	1.2	0.8	1.5	1.3
Net income attributable to Cinemark Holdings, Inc.	$93.5	$45.8	$54.6	$70.6

Weighted average shares outstanding
Basic	113.5	119.9	116.4	119.7
Diluted	149.1	153.4	155.0	153.3
Income per share attributable to Cinemark Holdings, Inc.'s common stockholders
Basic	$0.81	$0.37	$0.46	$0.58
Diluted	$0.63	$0.32	$0.38	$0.51

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$94.7	$46.6	$56.1	$71.9
Other comprehensive income (loss), net of tax
Unrealized (loss) gain due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	(1.9)	0.3	(5.1)	3.8
Foreign currency translation adjustments	8.5	(12.1)	24.5	(22.9)
Total other comprehensive income (loss), net of tax	$6.6	$(11.8)	$19.4	$(19.1)
Total comprehensive income, net of tax	101.3	34.8	75.5	52.8
Comprehensive income attributable to noncontrolling interests	(1.2)	(0.8)	(1.5)	(1.3)
Comprehensive income attributable to Cinemark Holdings, Inc.	$100.1	$34.0	$74.0	$51.5

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, unaudited)

								Total
							Accumulated	Cinemark
	Common Stock		Treasury Stock		Additional		Other	Holdings, Inc.'s
	Shares		Shares		Paid-in-	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Total
	Issued	Amount	Acquired	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2025	128.7	$0.1	(6.4)	$(103.2)	$1,276.9	$(162.7)	$(416.7)	$594.4	$9.0	$603.4
Repurchases of common stock under share repurchase program (see Note 9)	—	—	(7.9)	(201.6)	—	—	—	(201.6)	—	(201.6)
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the three months ended March 31, 2025	—	—	(0.6)	(17.1)	—	—	—	(17.1)	—	(17.1)
Issuance of stock upon vesting of performance stock units	0.8	—	—	—	—	—	—	—	—	—
Issuance of share-based awards and share-based awards compensation expense	0.5	—	—	—	8.8	—	—	8.8	—	8.8
Dividends paid to stockholders, $0.08 per common share (see Note 6)	—	—	—	—	—	(10.1)	—	(10.1)	—	(10.1)
Net (loss) income	—	—	—	—	—	(38.9)	—	(38.9)	0.3	(38.6)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(0.9)	(0.9)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	0.9	0.9	—	0.9
Other comprehensive income	—	—	—	—	—	—	12.8	12.8	—	12.8
Balance at March 31, 2025	130.0	$0.1	(14.9)	$(321.9)	$1,285.7	$(211.7)	$(403.0)	$349.2	$8.4	$357.6
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the three months ended June 30, 2025	—	—	—	(0.3)	—	—	—	(0.3)	—	(0.3)
Issuance of share-based awards and share-based awards compensation expense		—	—	—	7.3	—	—	7.3	—	7.3
Dividends paid to stockholders, $0.08 per common share (see Note 6)	—	—	—	—	—	(9.4)	—	(9.4)	—	(9.4)
Net income	—	—	—	—	—	93.5	—	93.5	1.2	94.7
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	0.9	0.9	—	0.9
Other comprehensive income	—	—	—	—	—	—	6.6	6.6	—	6.6
Balance at June 30, 2025	130.0	$0.1	(14.9)	$(322.2)	$1,293.0	$(127.6)	$(395.5)	$447.8	$9.2	$457.0

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY, CONTINUED

(in millions, unaudited)

								Total
							Accumulated	Cinemark
	Common Stock		Treasury Stock		Additional		Other	Holdings, Inc's
	Shares		Shares		Paid-in-	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Total
	Issued	Amount	Acquired	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2024	127.6	$0.1	(6.0)	$(98.3)	$1,244.3	$(472.4)	$(363.9)	$309.8	$9.0	$318.8
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the three months ended March 31, 2024	—	—	(0.3)	(4.2)	—	—	—	(4.2)	—	(4.2)
Issuance of stock upon vesting of performance stock units	0.1	—	—	—	—	—	—	—	—	—
Issuance of share-based awards and share-based awards compensation expense	0.9	—	—	—	6.4	—	—	6.4	—	6.4
Net income	—	—	—	—	—	24.8	—	24.8	0.5	25.3
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	—	(3.1)	(3.1)	—	(3.1)
Other comprehensive loss	—	—	—	—	—	—	(7.3)	(7.3)	—	(7.3)
Balance at March 31, 2024	128.6	$0.1	(6.3)	$(102.5)	$1,250.7	$(447.6)	$(374.3)	$326.4	$9.0	$335.4
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the three months ended June 30, 2024	—	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)
Issuance of share-based awards and share-based awards compensation expense	0.1	—	—	—	9.3	—	—	9.3	—	9.3
Net income	—	—	—	—	—	45.8	—	45.8	0.8	46.6
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(0.6)	(0.6)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	—	(3.7)	(3.7)	—	(3.7)
Other comprehensive loss	—	—	—	—	—	—	(11.8)	(11.8)	—	(11.8)
Balance at June 30, 2024	128.7	$0.1	(6.3)	$(102.7)	$1,260.0	$(401.8)	$(389.8)	$365.8	$9.2	$375.0

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income	$56.1	$71.9
Adjustments to reconcile net income to cash and cash equivalents
Depreciation	98.7	98.1
Amortization of intangible and other assets	0.2	1.1
Loss on debt amendments and extinguishments	1.5	2.5
Amortization of original issue discount and debt issuance costs	4.3	4.7
Interest accrued on NCM screen advertising advances	10.7	11.1
Amortization of NCM screen advertising advances	(16.3)	(16.2)
Amortization of accumulated losses (gains) for amended swap agreements	1.8	(6.8)
Impairment of long-lived and other assets	1.6	—
Share-based awards compensation expense	15.8	15.7
(Gain) loss on disposal of assets and other	(3.1)	2.1
Net loss (gain) on investment in NCMI	7.8	(1.2)
Non-cash rent expense	(5.6)	(7.6)
Equity in income of affiliates	(3.5)	(6.3)
Deferred income tax benefit	(1.7)	(46.7)
Distributions from equity investees	6.7	2.9
Changes in assets and liabilities and other	(18.2)	36.9
Net cash provided by operating activities	156.8	162.2

Investing activities
Additions to theater properties and equipment	(52.2)	(47.2)
Proceeds from sale of theater properties and equipment and other	7.0	0.2
Proceeds from redemption of common units of NCM	—	0.6
Net cash used for investing activities	(45.2)	(46.4)

Financing activities
Dividends paid to stockholders	(19.1)	—
Repurchases of common stock under share repurchase program	(200.0)	—
Redemption of 8.75% Secured Notes	—	(150.0)
Payment of debt issuance costs	(0.8)	(0.8)
Payment of fees on amendments of senior secured credit facility	(0.2)	(0.3)
Other repayments of long-term debt	(3.2)	(3.9)
Restricted stock withholdings for payroll taxes	(17.4)	(4.4)
Payments on finance leases	(7.6)	(7.5)
Other financing activities	2.0	(1.2)
Net cash used for financing activities	(246.3)	(168.1)

Effect of exchange rate changes on cash and cash equivalents	9.0	(8.0)

Decrease in cash and cash equivalents	(125.7)	(60.3)

Cash and cash equivalents:
Beginning of period	1,057.3	849.1
End of period	$931.6	$788.8

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.
* * * * * * * *

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data, unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$928.0	$827.4
Inventories	33.2	31.0
Accounts receivable	101.0	103.9
Current income tax receivable	41.6	52.3
Prepaid expenses and other	49.1	48.8
Accounts receivable from parent	84.3	65.5
Total current assets	1,237.2	1,128.9
Theater properties and equipment, net	1,118.3	1,145.1
Operating lease right-of-use assets, net	943.5	930.4
Other long-term assets
Goodwill	1,245.3	1,239.6
Intangible assets, net	300.5	300.5
Investment in NCMI	21.2	29.0
Investments in affiliates	23.0	26.2
Long-term deferred tax asset	74.6	67.7
Deferred charges and other assets, net	24.0	28.4
Total other long-term assets	1,688.6	1,691.4
Total assets	$4,987.6	$4,895.8
Liabilities and equity
Current liabilities
Current portion of long-term debt	$6.4	$6.4
Current portion of operating lease obligations	214.9	212.1
Current portion of finance lease obligations	16.0	15.4
Current income tax payable	1.3	2.4
Accounts payable and accrued expenses	565.8	576.0
Total current liabilities	804.4	812.3
Long-term liabilities
Long-term debt, less current portion	1,870.3	1,870.4
Operating lease obligations, less current portion	789.6	784.0
Finance lease obligations, less current portion	101.8	109.9
Long-term deferred tax liability	7.1	5.1
Long-term liability for uncertain tax positions	53.5	51.5
NCM screen advertising advances	312.9	318.5
Other long-term liabilities	46.9	44.4
Total long-term liabilities	3,182.1	3,183.8
Equity
Cinemark USA, Inc.'s stockholder's equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49.5	49.5
Treasury stock, 57,245 Class B shares at cost	(24.2)	(24.2)
Additional paid-in-capital	1,550.0	1,534.6
Accumulated deficit	(185.1)	(249.7)
Accumulated other comprehensive loss	(398.3)	(419.5)
Total Cinemark USA, Inc.'s stockholder's equity	991.9	890.7
Noncontrolling interests	9.2	9.0
Total equity	1,001.1	899.7
Total liabilities and equity	$4,987.6	$4,895.8

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Admissions	$467.1	$365.8	$731.2	$655.6
Concession	377.7	292.9	588.1	517.1
Other	95.7	75.5	161.9	140.7
Total revenue	$940.5	$734.2	$1,481.2	$1,313.4
Cost of operations
Film rentals and advertising	270.8	204.0	412.2	358.3
Concession supplies	73.1	56.6	117.4	100.6
Salaries and wages	109.4	97.3	199.7	184.2
Facility lease expense	82.9	81.5	161.2	158.8
Utilities and other	124.7	104.7	230.4	205.1
General and administrative expenses	53.3	54.7	106.8	102.7
Depreciation and amortization	49.4	49.8	98.9	99.2
Impairment of long-lived and other assets	1.6	—	1.6	—
Loss (gain) on disposal of assets and other	1.0	1.7	(3.1)	2.1
Total cost of operations	766.2	650.3	1,325.1	1,211.0
Operating income	174.3	83.9	156.1	102.4
Other income (expense)
Interest expense	(33.4)	(28.6)	(65.8)	(60.2)
Interest income	11.2	9.4	20.9	19.7
Loss on debt amendments and extinguishments	(1.5)	(2.5)	(1.5)	(2.5)
Foreign currency exchange loss	(1.0)	(6.3)	(0.5)	(4.9)
Distributions from NCMI/NCM	1.4	—	1.4	—
Interest expense - NCM	(5.3)	(5.6)	(10.7)	(11.1)
Equity in income of affiliates	2.6	2.5	3.5	6.3
Net (loss) gain on investment in NCMI	(4.3)	(3.2)	(7.9)	1.2
Total other expense	(30.3)	(34.3)	(60.6)	(51.5)
Income before income taxes	144.0	49.6	95.5	50.9
Income tax expense (benefit)	43.6	(1.3)	29.4	(27.9)
Net income	$100.4	$50.9	$66.1	$78.8
Less: Net income attributable to noncontrolling interests	1.2	0.8	1.5	1.3
Net income attributable to Cinemark USA, Inc.	$99.2	$50.1	$64.6	$77.5

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$100.4	$50.9	$66.1	$78.8
Other comprehensive income (loss), net of tax
Unrealized (loss) gain due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	(1.9)	0.3	(5.1)	3.8
Foreign currency translation adjustments	8.5	(12.1)	24.5	(22.9)
Total other comprehensive income (loss), net of tax	$6.6	$(11.8)	$19.4	$(19.1)
Total comprehensive income, net of tax	107.0	39.1	85.5	59.7
Comprehensive income attributable to noncontrolling interests	(1.2)	(0.8)	(1.5)	(1.3)
Comprehensive income attributable to Cinemark Holdings, Inc.	$105.8	$38.3	$84.0	$58.4

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, unaudited)

									Total
	Class A		Class B					Accumulated	Cinemark
	Common Stock		Common Stock			Additional		Other	USA, Inc's
	Shares		Shares		Treasury	Paid-in-	Accumulated	Comprehensive	Stockholder's	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2025	—	$—	0.2	$49.5	$(24.2)	$1,534.6	$(249.7)	$(419.5)	$890.7	$9.0	$899.7
Share-based awards compensation expense	—	—	—	—	—	8.5	—	—	8.5	—	8.5
Net (loss) income	—	—	—	—	—	—	(34.6)	—	(34.6)	0.3	(34.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(0.9)	(0.9)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	—	0.9	0.9	—	0.9
Other comprehensive income	—	—	—	—	—	—	—	12.8	12.8	—	12.8
Balance at March 31, 2025	—	$—	0.2	$49.5	$(24.2)	$1,543.1	$(284.3)	$(405.8)	$878.3	$8.4	$886.7
Share-based awards compensation expense	—	—	—	—	—	6.9	—	—	6.9	—	6.9
Net income	—	—	—	—	—	—	99.2	—	99.2	1.2	100.4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	—	0.9	0.9	—	0.9
Other comprehensive income	—	—	—	—	—	—	—	6.6	6.6	—	6.6
Balance at June 30, 2025	—	$—	0.2	$49.5	$(24.2)	$1,550.0	$(185.1)	$(398.3)	$991.9	$9.2	$1,001.1

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

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income	$66.1	$78.8
Adjustments to reconcile net income to cash and cash equivalents
Depreciation	98.7	98.1
Amortization of intangible and other assets	0.2	1.1
Loss on debt amendments and extinguishments	1.5	2.5
Amortization of original issue discount and debt issuance costs	2.6	3.0
Interest accrued on NCM screen advertising advances	10.7	11.1
Amortization of NCM screen advertising advances	(16.3)	(16.2)
Amortization of accumulated losses (gains) for amended swap agreements	1.8	(6.8)
Impairment of long-lived and other assets	1.6	—
Share-based awards compensation expense	15.1	15.0
(Gain) loss on disposal of assets and other	(3.1)	2.1
Net loss (gain) on investment in NCMI	7.8	(1.2)
Non-cash rent expense	(5.6)	(7.6)
Equity in income of affiliates	(3.5)	(6.3)
Deferred income tax benefit	(1.0)	(44.9)
Distributions from equity investees	6.7	2.9
Changes in assets and liabilities and other	(18.9)	33.3
Net cash provided by operating activities	164.4	164.9

Investing activities
Additions to theater properties and equipment	(52.2)	(47.2)
Proceeds from sale of theater properties and equipment and other	7.0	0.2
Proceeds from redemption of common units of NCM	—	0.6
Net cash used for investing activities	(45.2)	(46.4)

Financing activities
Redemption of 8.75% Secured Notes	—	(150.0)
Payment of debt issuance costs	(0.8)	(0.8)
Payment of fees on amendments of senior secured credit facility	(0.2)	(0.3)
Other repayments of long-term debt	(3.2)	(3.9)
Restricted stock withholdings for payroll taxes	(17.4)	(4.4)
Payments on finance leases	(7.6)	(7.5)
Other financing activities	1.6	(1.2)
Net cash provided by financing activities	(27.6)	(168.1)

Effect of exchange rate changes on cash and cash equivalents	9.0	(8.0)

Increase (decrease) in cash and cash equivalents	100.6	(57.6)

Cash and cash equivalents:
Beginning of period	827.4	612.4
End of period	$928.0	$554.8

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

1.
The Company and Basis of Presentation

Cinemark Holdings, Inc. (“Holdings”) is a holding company and its wholly-owned subsidiary is Cinemark USA, Inc. Holdings consolidates Cinemark USA, Inc. and its subsidiaries, or “CUSA”, for financial statement purposes, and CUSA’s operating revenue and operating expenses comprise nearly 100% of Holdings’ revenue and operating expenses. As such, the following Notes to Condensed Consolidated Financial Statements relate to Holdings and CUSA and their respective consolidated subsidiaries in all material respects, unless otherwise noted. Where it is important to distinguish between Holdings and CUSA, specific reference is made to either Holdings or CUSA. Otherwise, all references to “we,” “our,” “us,” and “the Company” relate to Cinemark Holdings, Inc. and its consolidated subsidiaries. We operate in the theatrical exhibition industry, with theaters in the United States (“U.S.”) and in 13 countries in Latin America as of June 30, 2025.

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

These condensed consolidated financial statements of Holdings and CUSA should be read in conjunction with the audited annual consolidated financial statements of Holdings and CUSA and the notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 19, 2025. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be achieved for the full year.

2.
New Accounting Pronouncements

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The purpose of ASU 2023-09 is to enhance the transparency and decision usefulness of income tax disclosures in order to provide information to better assess how an entity’s operations and related tax risks, tax planning, and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in ASU 2023-09 require that public entities, on an annual basis, (i) disclose specific categories in the income tax rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pre-tax income or loss by the applicable statutory income tax rate). The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. The Company is in the process of evaluating the impact of adopting the additional disclosure requirements of ASU 2023-09, which are not expected to have an impact on the Company’s financial condition or results of operations.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

3.
Lease Accounting

The following table represents the Company’s aggregate lease costs, by lease classification, for the periods presented.

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Lease Cost	Classification	2025	2024	2025	2024
Operating lease costs
Equipment (1)	Utilities and other, General and administrative	$1.2	$0.8	$2.1	$1.6
Real Estate (1)	Facility lease expense	84.9	84.0	164.7	164.6
Total operating lease costs		$86.1	$84.8	$166.8	$166.2

Finance lease costs
Amortization of leased assets	Depreciation and amortization	$3.6	$3.4	$7.2	$6.5
Interest on lease liabilities	Interest expense	1.7	1.5	3.4	2.9
Total finance lease costs		$5.3	$4.9	$10.6	$9.4
(1)
Includes short-term lease payments, variable lease payments and office and equipment lease payments reflected in general and administrative expense as set forth in the following table for the periods presented:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Lease Cost	Classification	2025	2024	2025	2024
Operating lease costs
Equipment - Short-term and variable lease payments	Utilities and other	$1.1	$0.7	$1.9	$1.4
Real Estate - Variable lease payments (1)	Facility lease expense	$16.8	$16.5	$29.5	$28.7
Office and equipment leases	General and administrative	$0.3	$0.3	$0.7	$0.6

(1) Represents lease payments that are based on a change in index, such as CPI or inflation, variable payments based on revenue or attendance and variable common area maintenance costs.

The following table represents the minimum cash lease payments as included in the measurement of lease liabilities and the non-cash addition of lease right-of-use assets for the periods presented.

	Six Months Ended
	June 30,
Other Information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Cash outflows for operating leases	$135.4	$136.1
Cash outflows for finance leases - operating activities	$3.4	$2.9
Cash outflows for finance leases - financing activities	$7.6	$7.5
Non-cash amount of right-of-use assets obtained in exchange for:
Operating lease liability additions, net	$103.1	$110.5
Finance lease liability additions, net	$—	$27.9

As of June 30, 2025, the Company had signed lease agreements with total non-cancelable lease payments of approximately $43.4 related to theater and facility leases that had not yet commenced. The timing of lease commencement is dependent on the completion of construction of the related facility. Additionally, these amounts are based on estimated square footage and costs to construct each facility and may be subject to adjustment upon final completion of each construction project. In accordance with ASC Topic 842, Leases, fixed minimum lease payments related to these facilities are not included in the right-of-use assets and lease liabilities as of June 30, 2025.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

4.
Revenue Recognition

The Company’s patrons have the option to purchase movie tickets well in advance of a movie showtime, right before the movie showtime, or at any point in between those two timeframes depending on seat availability. The Company recognizes such admissions revenue when the showtime for a purchased movie ticket has passed. Concession revenue is recognized when products are sold to the consumer at the theater, or if purchased online in advance, either through the Company’s website, its mobile application, or through a third-party delivery service, once the consumer’s order is fulfilled. Other revenue primarily consists of screen advertising, screen rental revenue, gaming revenue, promotional income, studio trailer placements and transactional fees. Except for National CineMedia, LLC (“NCM”) screen advertising advances discussed in Note 8, these revenues are generally recognized when the Company has fulfilled its performance obligations by providing the services specified in each contract.

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

Accounts receivable as of June 30, 2025 and December 31, 2024 included approximately $38.7 and $29.8, respectively, of receivables related to contracts with customers. The Company did not record any assets related to the costs to obtain or fulfill a contract with customers during the six months ended June 30, 2025.

Disaggregation of Revenue

The following tables present revenue for the periods indicated, disaggregated based on major type of good or service and by reportable segment.

	Three Months Ended			Six Months Ended
	June 30, 2025			June 30, 2025
	U.S.	International		U.S.	International
	Reportable	Reportable		Reportable	Reportable
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Admissions revenue	$383.4	$83.7	$467.1	$591.0	$140.2	$731.2
Concession revenue	307.6	70.1	377.7	472.0	116.1	588.1
Screen advertising, screen rental and promotional revenue (2)	24.6	14.5	39.1	45.5	26.0	71.5
Other revenue	43.7	12.9	56.6	67.9	22.5	90.4
Total revenue	$759.3	$181.2	$940.5	$1,176.4	$304.8	$1,481.2

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

	Three Months Ended			Six Months Ended
	June 30, 2024			June 30, 2024
	U.S.	International		U.S.	International
	Reportable	Reportable		Reportable	Reportable
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Admissions revenue	$287.4	$78.4	$365.8	$519.2	$136.4	$655.6
Concession revenue	231.4	61.5	292.9	410.0	107.1	517.1
Screen advertising, screen rental and promotional revenue (2)	22.3	12.7	35.0	43.3	23.4	66.7
Other revenue	30.9	9.6	40.5	56.5	17.5	74.0
Total revenue	$572.0	$162.2	$734.2	$1,029.0	$284.4	$1,313.4
(1)
U.S. segment revenue excludes intercompany transactions with the international reportable segment. See Note 15 for the amount of intercompany eliminations for the periods presented.
(2)
Amount includes amortization of NCM screen advertising advances. See NCM Screen Advertising Advances and Other Deferred Revenue below.

The following tables present revenue for the periods indicated, disaggregated based on timing of recognition (as discussed above) and by reportable segment.

	Three Months Ended			Six Months Ended
	June 30, 2025			June 30, 2025
	U.S.	International		U.S.	International
	Reportable	Reportable		Reportable	Reportable
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$730.9	$162.2	$893.1	$1,125.4	$270.3	$1,395.7
Goods and services transferred over time (2)	28.4	19.0	47.4	51.0	34.5	85.5
Total	$759.3	$181.2	$940.5	$1,176.4	$304.8	$1,481.2

	Three Months Ended			Six Months Ended
	June 30, 2024			June 30, 2024
	U.S.	International		U.S.	International
	Reportable	Reportable		Reportable	Reportable
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$547.7	$148.8	$696.5	$981.5	$257.6	$1,239.1
Goods and services transferred over time (2)	24.3	13.4	37.7	47.5	26.8	74.3
Total	$572.0	$162.2	$734.2	$1,029.0	$284.4	$1,313.4
(1)
U.S. segment revenue excludes intercompany transactions with the international reportable segment. See Note 15 for the amount of intercompany eliminations for the periods presented.
(2)
Amount includes amortization of NCM screen advertising advances. See NCM Screen Advertising Advances and Other Deferred Revenue below.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

NCM Screen Advertising Advances and Other Deferred Revenue

The following table presents changes in the Company’s deferred revenue for the six months ended June 30, 2025.

	NCM screen advertising advances	Other deferred revenue (1)
Balance at January 1, 2025	$318.5	$250.8
Amounts recognized as accounts receivable	—	1.6
Cash received from customers in advance	—	177.3
Interest accrued related to significant financing component	10.7	—
Revenue recognized during period	(16.3)	(183.7)
Foreign currency translation adjustments	—	0.7
Balance at June 30, 2025	$312.9	$246.7
(1)
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

The table below summarizes the aggregate amount of the performance obligations that are unsatisfied as of June 30, 2025 and when the Company expects to recognize this deferred revenue.

	Twelve Months Ended June 30,
	2026	2027	2028	2029	2030	Thereafter	Total
NCM screen advertising advances (1)	$11.6	$12.4	$13.2	$14.2	$15.2	$246.3	$312.9
Other deferred revenue	218.0	28.7	—	—	—	—	246.7
Total	$229.6	$41.1	$13.2	$14.2	$15.2	$246.3	$559.6
(1)
The NCM screen advertising advances are recognized on a straight-line basis over the term of the ESA through February 2041. Amounts are net of the estimated interest to be accrued for the periods presented. See Note 8 for further discussion of the NCM screen advertising advances.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

5.
Earnings Per Share

The following table presents computations of basic and diluted earnings per share for Holdings:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to Cinemark Holdings, Inc.	$93.5	$45.8	$54.6	$70.6
Income allocated to participating share-based awards (1)	(1.2)	(0.9)	(0.6)	(1.2)
Basic net income attributable to common stockholders	$92.3	$44.9	$54.0	$69.4
Add: Interest expense on convertible notes, net of tax	1.8	4.7	5.4	9.4
Diluted net income attributable to common stockholders	$94.1	$49.6	$59.4	$78.8

Denominator:
Basic weighted average shares outstanding	113.5	119.9	116.4	119.7
Common equivalent shares for performance stock units	1.8	1.5	2.0	1.6
Common equivalent shares for restricted stock units	—	—	0.1	—
Common equivalent shares for convertible notes (2)	25.0	32.0	28.6	32.0
Common equivalent shares for warrants (3)	8.8	—	7.9	—
Diluted weighted average shares outstanding	149.1	153.4	155.0	153.3

Basic earnings per share attributable to common stockholders	$0.81	$0.37	$0.46	$0.58
Diluted earnings per share attributable to common stockholders	$0.63	$0.32	$0.38	$0.51
(1)
For the three months ended June 30, 2025 and 2024, a weighted average of approximately 1.48 shares and 2.34 shares of restricted stock, respectively, were considered participating securities. For the six months ended June 30, 2025 and 2024, a weighted average of approximately 1.34 shares and 2.09 shares of restricted stock, respectively, were considered participating securities.
(2)
For all periods presented, the diluted earnings per share excludes the convertible note hedge transactions, as they would be anti-dilutive.
(3)
For the three and six months ended June 30, 2024, diluted earnings per share excludes the warrants, as they would be anti-dilutive since the strike price exceeded the average price of Holdings’ common stock during the relevant periods.

Share-based awards

Holdings considers its unvested restricted stock awards, which contain non-forfeitable rights to dividends, participating securities and includes such participating securities in its computation of earnings per share pursuant to the two-class method. Basic earnings per share for the two classes of stock (common stock and unvested restricted stock) is calculated by dividing net income by the weighted average number of shares of common stock and unvested restricted stock outstanding during the reporting period. Diluted earnings per share is calculated using the weighted average number of shares of common stock plus the potentially dilutive effect of common equivalent shares outstanding determined under both the two-class method and the treasury stock method. For the three and six months ended June 30, 2025 and 2024, diluted earnings per share using the treasury stock method was less dilutive than the two-class method; as such, only the two-class method has been included above.

Convertible notes, hedges and warrants

The 4.50% Convertible Senior Notes, discussed further in Note 13 of the Company’s Annual Report on Form 10-K filed February 19, 2025, are dilutive in periods in which Holdings has net income. The impact of such dilution on earnings per share is calculated under the if-converted method, which requires that all of the shares of Holdings’ common stock issuable upon conversion of the 4.50% Convertible Senior Notes be included in the calculation of diluted earnings per share assuming conversion at the beginning of the reporting period. The if-converted value of the 4.50% Convertible Senior Notes is based on the weighted average closing price of Holdings’ common stock for the relevant reporting period. For the three and six months ended June 30, 2025, diluted earnings per share includes the if-converted number of shares related to the convertible notes through May 15, 2025, the date the Company provided irrevocable notice to the holders of the 4.50% Convertible Senior Notes of its election to settle the $460.0 principal amount of the 4.50% Convertible Senior Notes in cash and any amounts above the $460.0 principal amount in shares. After May 15, 2025 the diluted earnings per share calculation reflects an estimated number of shares to be issued for the amount owed above the $460.0 principal amount outstanding based on a volume-weighted average share price for the period from May 15, 2025 through June 30, 2025.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Holdings entered into hedge transactions with counterparties in connection with the issuance of the 4.50% Convertible Senior Notes. The convertible note hedge transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the 4.50% Convertible Senior Notes, the number of shares of Holdings’ common stock underlying the 4.50% Convertible Notes, which gives Holdings the option to purchase approximately 32.0 shares of its common stock at a price of $14.35 per share, which was adjusted to approximately 32.2 shares of its common stock at a price of $14.27 per share as a result of the dividends paid to stockholders on March 19, 2025 and June 12, 2025. This adjustment was implemented effective June 17, 2025, which was the first day of the observation period for settlements of conversion of the 4.50% Convertible Senior Notes at maturity. Concurrently with entering into the convertible note hedge transactions, Holdings also entered into warrant transactions with each option counterparty whereby Holdings sold to such option counterparty warrants to purchase, subject to customary anti-dilution adjustments, up to the same number of shares of Holdings' common stock, which gives the option counterparties the option to purchase approximately 32.0 shares at a price of $22.08 per share, adjusted to approximately 32.2 shares at a price of $21.95 per share as a result of the dividends paid to stockholders on March 19, 2025 and June 12, 2025. The economic effect of these transactions is to effectively raise the strike price of the 4.50% Convertible Senior Notes to approximately $21.95 per share of Holdings’ common stock. The warrants expire 1/80th per trading day between November 15, 2025 and March 12, 2026.

6.
Dividends

During the first quarter of 2025, Holdings’ Board of Directors approved a reinstatement of the Company’s dividend at $0.32 per common share per annum, payable quarterly. Below is a summary of dividends paid to stockholders and accrued on unvested performance and restricted stock unit awards during the six months ended June 30, 2025:

Declaration Date	Record Date	Payable Date	Amount per Share of Common Stock	Total (1)
2/18/2025	3/5/2025	3/19/2025	$0.08	$10.1
5/15/2025	5/29/2025	6/12/2025	0.08	9.4
		Total	$0.16	$19.5
(1)
Of the total dividends recorded during the three and six months ended June 30, 2025, $0.2 and $0.4, respectively, were related to outstanding performance and restricted stock units and will not be paid until such units vest. See Note 9.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

7.
Long-Term Debt

Long-term debt of Holdings and CUSA consisted of the following for the periods presented:

	June 30,	December 31,
	2025	2024
Cinemark Holdings, Inc. 4.50% convertible senior notes due August 2025	$460.0	$460.0
Cinemark USA, Inc. term loan due May 2030	635.5	638.7
Cinemark USA, Inc. 5.25% senior notes due July 2028	765.0	765.0
Cinemark USA, Inc. 7.00% senior notes due August 2032	500.0	500.0
Total long-term debt carrying value (1)	$2,360.5	$2,363.7
Less: Current portion, net of unamortized debt issuance costs	466.0	464.3
Less: Debt issuance costs and original issue discount, net of accumulated amortization (1)	24.2	29.0
Long-term debt, less current portion, net of unamortized debt issuance costs and original issue discount (1)	$1,870.3	$1,870.4
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

	June 30,	December 31,
	2025	2024
Total long-term debt carrying value	$1,900.5	$1,903.7
Less: Current portion	6.4	6.4
Less: Debt issuance costs and original issue discount, net of accumulated amortization	23.8	26.9
Long-term debt, less current portion, net of unamortized debt issuance costs and original issue discount	$1,870.3	$1,870.4

4.50% Convertible Senior Notes

As further discussed in Note 13 to the Company’s consolidated financial statements for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed on February 19, 2025, holders of the 4.50% Convertible Senior Notes may convert their 4.50% Convertible Senior Notes at any time on or after May 15, 2025. On May 15, 2025, as required by the indenture to the 4.50% Convertible Senior Notes, the Company provided irrevocable notice to the holders of the 4.50% Convertible Senior Notes of its election to settle all conversion obligations with respect to any 4.50% Convertible Senior Notes that are converted on or after May 15, 2025 by means of Combination Settlement as defined in the indenture to the 4.50% Convertible Senior Notes. Under the Combination Settlement, the Company will repay the $460.0 outstanding principal amount of the 4.50% Convertible Senior Notes on their August 15, 2025 maturity date, in cash. Amounts owed above the $460.0 principal amount of the 4.50% Convertible Senior Notes will be settled in shares. If any conversion would result in the issuance of fractional shares, the Company will pay cash in lieu of such fractional shares. The estimated number of shares to be issued by the Company to settle amounts owed above the principal amount would be approximately 17.0 shares based on the closing price of Holdings’ common stock on June 30, 2025.

Additionally, on May 15, 2025, the Company provided irrevocable notice to the 4.50% Convertible Senior Notes hedge counterparties of its election that the counterparties are to settle the hedges by Net Share Settlement, as defined in the call option confirmations. Concurrently with its issuance of shares to the convertible noteholders to settle the amount owed above the principal amount on August 15, 2025, the Company expects to receive an equal and offsetting number of shares, or approximately 17.0 shares based on the closing price of Holdings’ common stock on June 30, 2025, from the hedge counterparties.

Senior Secured Credit Facility

On June 30, 2025, CUSA amended and restated its senior secured credit facility (the “Credit Agreement”) to reduce the rate at which the term loan bears interest by 0.50% and reset the 101% soft call for another six months. CUSA incurred a total of approximately $1.0 in debt issuance costs in connection with the amendment, which are reflected in the condensed consolidated financial statements as follows: (i) $0.8 in debt issuance costs were capitalized and are reflected as a reduction of “Long-term debt, less current portion” on the Company’s condensed consolidated balance sheet, and (ii) $0.2 of legal and other fees are included in “Loss on debt amendments

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

and extinguishments” in the Company’s condensed consolidated statement of income for the three and six months ended June 30, 2025. As a result of the amendment, CUSA also wrote-off $1.3 of unamortized debt issuance costs and original issue discount associated with exiting lenders of the amended Credit Agreement, which is reflected in “Loss on debt amendments and extinguishments” in the Company’s condensed consolidated statement of income for the three and six months ended June 30, 2025.

As of June 30, 2025, there was $635.5 outstanding under the term loan and no borrowings were outstanding under the revolving credit line. Under the Credit Agreement, quarterly principal payments of $1.6 are due on the term loan through March 31, 2030, with a final principal payment of the remaining unpaid principal due on May 24, 2030. The average interest rate on outstanding term loan borrowings under the Credit Agreement as of June 30, 2025 was approximately 5.8% per annum, after giving effect to the interest rate swap agreements discussed below.

Interest Rate Swap Agreements

The Company’s interest rate swap agreements are used to hedge a portion of the interest rate risk associated with the variable interest rates on the Company’s term loan and qualify for cash flow hedge accounting.

Effective April 30, 2025, the Company amended and extended its $175.0 notional amount interest rate swap and one of its $137.5 notional amount interest rate swap agreements to amend the pay rate and extend the maturity date of each respective swap agreement to December 31, 2027. Upon amending its interest rate swap agreements, the Company determined that the interest payments hedged with the agreements are still probable to occur, therefore the $1.0 of aggregate gains that accumulated on the swaps prior to the amendments are being amortized to interest expense through the maturity date of the swap.

Below is a summary of the Company's interest rate swap agreements, which are designated as cash flow hedges, as of June 30, 2025:

Notional				Estimated
Amount	Pay Rate	Receive Rate	Expiration Date	Fair Value (1)
$137.5	3.23%	1-Month Term SOFR	December 31, 2027	$0.7
$137.5	3.17%	1-Month Term SOFR	December 31, 2027	0.8
$175.0	3.23%	1-Month Term SOFR	December 31, 2027	0.8
			Total	$2.3
(1)
Approximately $2.7 of the total is included in “Prepaid expenses and other” and $0.4 is included in “Other long-term liabilities” on the condensed consolidated balance sheet as of June 30, 2025.

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

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt primarily based on observable market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC 820-10-35, Fair Value Measurement. The table below presents the fair value of the Company's long-term debt as of the periods presented:

	As of
	June 30, 2025	December 31, 2024
Holdings fair value (1)	$2,899.5	$2,903.7
CUSA fair value	$1,923.2	$1,902.1
(1)
The fair value of the 4.50% convertible senior notes was $976.3 and $1,001.6 as of June 30, 2025 and December 31, 2024, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

8.
Investments in National CineMedia Inc. and Other Affiliates

Investment in National CineMedia Inc.

NCM operates a digital in-theater network in the U.S. for providing cinema advertising. The Company has an investment in NCM’s parent National CineMedia, Inc. (“NCMI”). Below is a summary of the changes to the Company’s investment in NCMI and NCM screen advertising advances for the six months ended June 30, 2025:

	Investment in NCMI	NCM Screen Advertising Advances (1)

Balance at January 1, 2025	$29.0	$(318.5)
Interest accrued related to significant financing component	—	(10.7)
Unrealized loss on fair market value adjustment of investment in NCMI	(7.8)	—
Amortization of screen advertising advances	—	16.3
Balance at June 30, 2025	$21.2	$(312.9)
(1)
See “NCM Screen Advertising Advances and Other Deferred Revenue” in Note 4 for the remaining maturity of NCM screen advertising advances as of June 30, 2025.

As discussed in Note 8 to the Company’s Annual Report on Form 10-K filed February 19, 2025, the Company accounts for its investment in NCMI under the fair value method. The Company recognized unrealized losses of $4.3 and $7.8 on its investment in NCMI in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2025, respectively. The Company recognized an unrealized loss of $3.3 and an unrealized gain of $1.1 on its investment in NCMI in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2024, respectively.

The Company is a party to an Exhibitor Services Agreement (“ESA”) with NCM, pursuant to which NCM primarily provides screen advertising to the Company’s theaters through its branded “Noovie” pre-show entertainment program and also handles lobby promotions and displays for the Company’s theaters. The Company receives a monthly theater access fee for participation in the NCM network and also earns screen advertising or screen rental revenue on a per patron basis. During the six months ended June 30, 2025 and 2024, the Company recognized screen rental revenue under the ESA of $10.5 and $10.4, respectively, which includes the per patron and per digital screen theater access fees, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $4.2 and $3.7, respectively. As of June 30, 2025 and December 31, 2024, the Company had a receivable from NCM of $2.2 and $2.1, respectively.

Exhibitor Services Agreement

As discussed in Note 8 to the Company’s Annual Report on Form 10-K filed February 19, 2025, the Company’s ESA with NCM includes an implied significant financing component associated with the NCM screen advertising advances included above. The amortization of the screen advertising advances is recorded in “Other revenue” in the Company’s condensed consolidated statements of income. As a result of the significant financing component, the Company recognized incremental screen rental revenue and interest expense of $16.3 and $10.7, respectively, during the six months ended June 30, 2025 and incremental screen rental revenue and interest expense of $16.2 and $11.1, respectively, during the six months ended June 30, 2024.

Investments in and Transactions with Other Affiliates

Below is a summary of the activity for each of the Company’s investments in other affiliates for the six months ended June 30, 2025. See Note 9 to the consolidated financial statements in the Company’s Annual Report on Form 10-K filed February 19, 2025 for a further discussion of these investments.

	AC JV, LLC	DCDC	FE Concepts	Total
Balance at January 1, 2025	$4.1	$2.6	19.5	$26.2
Equity income	2.6	0.3	0.6	3.5
Cash distributions received	(2.7)	—	(4.0)	(6.7)
Balance at June 30, 2025	$4.0	$2.9	$16.1	$23.0

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Transactions with Affiliates

Below is a summary of transactions with each of the Company’s other affiliates for the three and six months ended June 30, 2025 and 2024:

		Three Months Ended		Six Months Ended
Investee	Transactions	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
AC JV, LLC	Event fees paid (1)	$9.0	$4.4	$11.7	$11.5
DCDC	Content delivery fees paid (1)	$0.2	$0.2	$0.3	$0.3
(1)
Included in film rentals and advertising costs on the condensed consolidated statements of income.

9.
Treasury Stock and Share-Based Awards

Treasury Stock - Holdings

Treasury stock represents shares of common stock repurchased by Holdings and not yet retired. The Company has applied the cost method in recording its treasury shares. Below is a summary of Holdings’ treasury stock activity for the six months ended June 30, 2025:

	Number of
	Treasury
	Shares	Cost
Balance at January 1, 2025	6.38	$103.2
Repurchases of common stock (1)	7.93	201.6
Restricted stock withholdings (2)	0.60	17.4
Restricted stock forfeitures (3)	0.04	—
Balance at June 30, 2025	14.95	$322.2
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

As of June 30, 2025, Holdings had no plans to retire any shares of treasury stock.

Share Repurchase Program

On March 6, 2025, Holdings’ Board of Directors approved a share repurchase program (the “Program”). Under the Program, Holdings was authorized to repurchase up to $200.0 of its outstanding stock, before direct costs. This Program commenced on March 11, 2025 and continued until the authorized repurchase amount was reached on March 27, 2025. Repurchases under the Program were funded using cash on hand. The cost of shares repurchased, as reflected above, differs from the repurchase cost reflected on the condensed consolidated statement of cash flows due to direct costs associated with the share repurchases for the six months ended June 30, 2025.

Restricted Stock

Below is a summary of restricted stock activity for the six months ended June 30, 2025:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2025	2.30	$15.91
Granted	0.54	27.84
Vested	(1.29)	16.66
Forfeited	(0.04)	16.49
Outstanding and unvested at June 30, 2025	1.51	$19.53

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

During the six months ended June 30, 2025, Holdings granted 0.54 shares of its restricted stock to its directors and certain CUSA employees. The fair value of the restricted stock granted was determined based on the market value of Holdings' common stock on the grant dates, which ranged from $27.01 to $32.65 per share. The Company assumed forfeiture rates ranging from 0.0% to 7.5% for the restricted stock awards granted during the six months ended June 30, 2025. The restricted stock granted to employees vests over periods ranging from one to three years based on continued service. The recipients of restricted stock are entitled to receive non-forfeitable dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock award activity recorded for the periods indicated.

	Six Months Ended June 30,
	2025	2024
Compensation expense recognized during the period:
CUSA employees (1)	$7.8	$7.8
Holdings directors	0.7	0.7
Total recognized by Holdings	$8.5	$8.5

Fair value of restricted stock that vested during the period:
CUSA employees	$36.1	$13.3
Holdings directors	2.4	1.4
Holdings total	$38.5	$14.7

Income tax benefit related to vested restricted stock:
CUSA employees	$6.6	$2.1
Holdings directors	0.5	0.3
Holdings total income tax benefit	$7.1	$2.4
(1)
Compensation expense for the six months ended June 30, 2025 includes approximately $0.6 related to a portion of the short-term field incentive compensation plan for 2025 to be settled in restricted stock.

As of June 30, 2025, the estimated remaining unrecognized compensation expense related to unvested restricted stock awards was as follows:

Estimated
Remaining
Expense
CUSA employees (1)	$22.4
Holdings directors	1.3
Total remaining - Holdings (1)	$23.7
(1)
The weighted average period over which this remaining compensation expense will be recognized by both Holdings and CUSA is approximately 1.6 years.

Restricted Stock Units

During the six months ended June 30, 2025, Holdings granted stock awards to certain CUSA employees in the form of restricted stock units (“RSUs”). Each RSU that vests will result in the issuance of one share of Holdings’ common stock. The maximum number of shares issuable under the restricted stock units granted during 2025 is approximately 0.13 shares of Holdings’ common stock. The grant date fair value was $27.45 per share. The Company assumed forfeiture rates that ranged from 0.0% to 7.5% for the restricted stock units granted during 2025. The restricted stock units granted during 2025 vest over periods ranging from one to three years based on continued service. Restricted stock unit participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards vest.

During the six months ended June 30, 2025, the Company recognized compensation expense of $0.6 related to restricted stock units. As of June 30, 2025, the estimated remaining unrecognized compensation expense related to outstanding restricted stock units was $2.3. The weighted average period over which this remaining compensation expense will be recognized is approximately 1.7 years. As of June 30, 2025, Holdings had RSUs outstanding that represented a total of approximately 0.13 hypothetical shares of common stock, net of estimated forfeitures.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Performance Stock Units

During the six months ended June 30, 2025, Holdings granted performance awards to certain CUSA employees in the form of performance stock units (“PSUs”). The maximum number of shares issuable under the performance awards granted during 2025 is approximately 0.71 shares of Holdings' common stock. The grant date fair value was $27.45 per share. The Company assumed a 2.5% forfeiture rate for the performance units granted in 2025. The performance metrics for these performance awards are based upon cumulative three-year Adjusted EBITDA and cash flows, with a performance measurement period of the three-year period ended December 31, 2027. The service period ends on the third anniversary of the grant date of the awards, or February 21, 2028. Performance stock unit participants are eligible to receive dividend equivalent payments if and at the time the performance stock unit awards vest. Below is a summary of the performance stock units at each specified performance achievement level for these performance awards:

Stock units that vest if performance metrics meet the threshold level (50% of target)	0.18 PSUs
Stock units that vest if performance metrics meet the target level	0.35 PSUs
Stock units that vest if performance metrics meet the maximum level (200% of target)	0.71 PSUs

The Company currently estimates that the most likely outcome to be achieved for the performance units granted in 2025 is target.

Below is a summary of all performance stock unit activity for the periods presented:

	Six Months Ended June 30,
	2025	2024
Number of performance stock units that vested during the period	0.8	0.1
Fair value of performance stock units that vested during the period	$20.6	$2.1
Accumulated dividends paid upon vesting of performance stock units	$—	$0.1
Compensation expense recognized during the period	$6.7	$7.2
Income tax benefit (expense) related to performance stock units	$3.0	$(0.7)

As of June 30, 2025, the estimated remaining unrecognized compensation expense related to outstanding performance stock units was $19.2. The weighted average period over which this remaining compensation expense will be recognized is approximately 1.3 years. As of June 30, 2025, Holdings had performance stock units outstanding that represented a total of approximately 2.48 hypothetical shares of common stock, net of estimated forfeitures, reflecting an estimated performance level at the maximum level for the performance units granted in 2023, an estimated performance level of 150% of target for the performance units granted in 2024 and an estimated performance level at the target level for the performance units granted in 2025.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

10.
Goodwill and Other Intangible Assets

A summary of the Company's goodwill is as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2025 (1)	$1,182.9	$56.7	$1,239.6
Foreign currency translation adjustments	—	5.7	5.7
Balance at June 30, 2025 (1)	$1,182.9	$62.4	$1,245.3
(1)
Balances are presented net of accumulated impairment losses of $214.0 for the U.S. reportable segment and $43.8 for the international reportable segment. See discussion of the qualitative impairment analysis performed by the Company as of June 30, 2025 at Note 11.

A summary of the Company's intangible assets is as follows:

	Balance at January 1, 2025	Amortization	Foreign Currency Translation Adjustments	Balance at June 30, 2025
Intangible assets with finite lives:
Gross carrying amount	$77.7	$—	$—	$77.7
Accumulated amortization	(77.3)	(0.2)	—	(77.5)
Total net intangible assets with finite lives	$0.4	$(0.2)	$—	$0.2

Intangible assets with indefinite lives:
Tradename and other	300.1	—	0.2	300.3
Total intangible assets, net	$300.5	$(0.2)	$0.2	$300.5

The remaining net book value of intangible assets with finite lives of $0.2 will be fully amortized by December 31, 2025.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

11.
Impairment of Long-Lived Assets

The Company performed a qualitative impairment analysis on its goodwill and tradename intangible assets as of June 30, 2025. As a result of the qualitative assessment, the Company noted no impairment indicators related to these assets as of June 30, 2025.

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

The Company also performed a qualitative impairment analysis on its other long-lived assets, including theater properties and right-of-use assets, as of June 30, 2025 to determine whether indicators of potential impairment existed at the theater level, which is the level at which the Company tests its other long-lived assets. The qualitative analysis considers relevant industry, economic and market conditions, industry trading multiples and recent developments that would impact the Company’s estimates of future cash flows, which are the primary estimate of fair market value at the theater level. The Company then performed a quantitative impairment analysis for those theaters for which indicators of potential impairment were identified.

See Note 1 and Note 11 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed February 19, 2025, for further discussion of the Company’s impairment policy and a description of the qualitative and quantitative impairment assessments performed.

The following table summarizes the Company’s impairment charges for the three and six months ended June 30, 2025. There were no impairment charges recorded for long-lived assets, goodwill and intangible assets for the three and six months ended June 30, 2024.

Three and Six Months Ended June 30, 2025
U.S. Segment
Theater properties	$—
Theater operating lease right-of-use assets	—
U.S. total	—

International segment
Theater properties	0.4
Theater operating lease right-of-use assets	1.2
International total	1.6

Total Impairment	$1.6

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

Below is a summary of assets and liabilities measured at fair value on a recurring basis under FASB ASC Topic 820 as of June 30, 2025 and December 31, 2024:

		Carrying	Fair Value Hierarchy
Description	As of	Value	Level 1	Level 2	Level 3
Interest rate swap assets (1)	June 30, 2025	$2.3	$—	$2.3	$—
Investment in NCMI (2)	June 30, 2025	$21.2	$21.2	$—	$—

Interest rate swap assets (1)	December 31, 2024	$8.5	$—	$8.5	$—
Investment in NCMI (2)	December 31, 2024	$29.0	$29.0	$—	$—
(1)
See further discussion of interest rate swaps at Note 7.
(2)
See further discussion of investment in NCMI at Note 8.

See additional explanation of fair value measurement techniques used for long-lived assets, goodwill and intangible assets in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed February 19, 2025. There were no changes in valuation techniques during the six months ended June 30, 2025.

13.
Foreign Currency Translation

The accumulated other comprehensive loss account in Holdings’ stockholders’ equity of $395.5 and $416.7 and CUSA’s stockholder's equity of $398.3 and $419.5 as of June 30, 2025 and December 31, 2024, respectively, primarily includes cumulative net foreign currency losses of $400.6 and $425.1 as of June 30, 2025 and December 31, 2024, respectively, from translating the financial statements of the Company's international subsidiaries and the cumulative changes in fair value of the interest rate swap agreements that are designated as hedges.

As of June 30, 2025, all foreign countries where the Company has operations are non-highly inflationary, other than Argentina. In non-highly inflationary countries, the local currency is the same as the functional currency and any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss. The Company deemed Argentina to be highly inflationary beginning July 1, 2018. A highly inflationary economy is defined as an economy with a cumulative inflation rate of 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The financial information of the Company’s Argentina subsidiaries was remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective July 1, 2018.

Below is a summary of the impact of translating the June 30, 2025 and June 30, 2024 financial statements of the Company’s international subsidiaries:

			Other comprehensive income (loss), for the
	Exchange Rate as of		six months ended
Country	June 30, 2025	December 31, 2024	June 30, 2025	June 30, 2024
Brazil	5.47	6.19	$15.3	$(15.8)
Chile	937.36	994.69	4.9	(5.7)
Colombia	4,068.60	4,409.99	1.6	(1.2)
Peru	3.57	3.80	2.2	(0.8)
All other			0.5	0.6
			$24.5	$(22.9)

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

As noted above, beginning July 1, 2018, Argentina was deemed highly inflationary. For the six months ended June 30, 2025 and 2024, the Company recorded foreign currency exchange losses of $3.7 and $2.1, respectively, due to the translation of Argentina's financial results to U.S. dollars.

14.
Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Six Months Ended
	June 30,
	2025	2024
Cash paid for interest by Holdings (1)	$73.0	$76.4
Cash paid for interest by CUSA	$62.6	$66.0
Cash paid for income taxes, net	$19.2	$12.8
Noncash operating activities:
Interest expense - NCM (see Note 8)	$(10.7)	$(11.1)
Noncash investing activities:
Change in accounts payable and accrued expenses for the acquisition of theater properties and equipment (2)	$13.2	$0.5
Theater properties and other assets acquired under finance leases	$1.0	$28.0
Investment in NCMI – receipt of common units in NCM (see Note 8)	$—	$0.5
Dividends accrued on unvested performance and restricted stock unit awards	$0.4	$—
(1)
Includes the cash interest paid by CUSA.
(2)
Additions to theater properties and equipment included in accounts payable as of June 30, 2025 and December 31, 2024 were $20.1 and $6.9, respectively.

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

The Company’s chief operating decision makers are the chief executive officer and the chief financial officer (together the CODM). The CODM uses Adjusted EBITDA for each segment in the annual budget and forecasting process. The CODM considers actual Adjusted EBITDA with comparisons to budget, forecast and trends when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses Adjusted EBITDA to assess the performance of each segment and in determining the incentive compensation under its short-term incentive plan and evaluating performance metrics for certain equity awards.

The Company does not report total assets by segment because that information is not used to evaluate the performance of, or allocate resources between, segments.

The following tables set forth a breakdown of selected financial information by reportable segment for Holdings for the periods presented, and include a reconciliation to Adjusted EBITDA.

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	U.S. Reportable Segment	International Reportable Segment	Consolidated	U.S. Reportable Segment	International Reportable Segment	Consolidated
Revenue	$762.9	$181.2	$944.1	$1,182.2	$304.8	$1,487.0
Elimination of intersegment revenue	(3.6)	—	(3.6)	(5.8)	—	(5.8)
Total Revenue	759.3	181.2	940.5	1,176.4	304.8	1,481.2
Less:
Film rentals and advertising	227.7	43.1	270.8	340.9	71.3	412.2
Concession supplies	57.0	16.1	73.1	90.8	26.6	117.4
Salaries and wages	90.9	18.5	109.4	165.5	34.2	199.7
Facility lease expense	62.2	20.7	82.9	122.4	38.8	161.2
Utilities and other (1)	97.7	27.0	124.7	179.5	50.9	230.4
General and administrative	42.4	11.7	54.1	86.1	22.5	108.6
Other segment items (2)	(6.7)	—	(6.7)	(16.9)	—	(16.9)
Adjusted EBITDA (3)	$188.1	$44.1	$232.2	$208.1	$60.5	$268.6

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	U.S. Reportable Segment	International Reportable Segment	Consolidated	U.S. Reportable Segment	International Reportable Segment	Consolidated
Revenue	$575.1	$162.2	$737.3	$1,034.2	$284.4	$1,318.6
Elimination of intersegment revenue	(3.1)	—	(3.1)	(5.2)	—	(5.2)
Total Revenue	572.0	162.2	734.2	1,029.0	284.4	1,313.4
Less:
Film rentals and advertising	164.6	39.4	204.0	290.9	67.4	358.3
Concession supplies	43.2	13.4	56.6	77.5	23.1	100.6
Salaries and wages	80.8	16.5	97.3	153.3	30.9	184.2
Facility lease expense	60.0	21.5	81.5	120.5	38.3	158.8
Utilities and other (1)	80.1	24.6	104.7	158.4	46.7	205.1
General and administrative	41.8	13.9	55.7	80.9	23.7	104.6
Other segment items (2)	(7.3)	(0.4)	(7.7)	(10.4)	(0.6)	(11.0)
Adjusted EBITDA (3)	$108.8	$33.3	$142.1	$157.9	$54.9	$212.8
(1)
Utilities and other for the International reportable segment is shown net of intersegment expenses $3.6 and $3.1 for the three months ended June 30, 2025 and 2024, respectively. Utilities and other for the International reportable segment is shown net of intersegment expenses of $5.8 and $5.2 for the six months ended June 30, 2025 and 2024, respectively.
(2)
Other segment items for each reportable segment includes non-cash rent, share-based compensation expense and cash distributions from equity investees (reported entirely within the U.S. reportable segment).
(3)
See the table below for a reconciliation of net income to Adjusted EBITDA.

The following table sets forth a reconciliation of net income to Adjusted EBITDA for Holdings:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$94.7	$46.6	$56.1	$71.9
Add (deduct):
Income tax expense (benefit)	42.5	(0.9)	27.8	(28.6)
Interest expense (1)	39.4	34.6	77.9	72.3
Other (income) loss, net (2)	(4.6)	0.1	(9.0)	(17.6)
Cash distributions from equity investees (3)	1.9	1.6	6.7	2.9
Depreciation and amortization	49.4	49.8	98.9	99.2
Impairment of long-lived and other assets	1.6	—	1.6	—
Loss (gain) on disposal of assets and other	1.0	1.7	(3.1)	2.1
Loss on debt amendments and extinguishments	1.5	2.5	1.5	2.5
Non-cash rent expense	(2.8)	(3.2)	(5.6)	(7.6)
Share-based awards compensation expense	7.6	9.3	15.8	15.7
Adjusted EBITDA	$232.2	$142.1	$268.6	$212.8
(1)
Includes amortization of debt issuance costs, amortization of original issue discount, and amortization of accumulated (losses) gains for amended swap agreements.
(2)
Includes interest income, foreign currency exchange loss, interest expense - NCM, equity in income of affiliates, net (loss) gain on investment in NCMI and distributions from NCMI/NCM.
(3)
Reflects cash distributions received from equity investees that were recorded as a reduction of the respective investment balances. These distributions are reported entirely within the U.S. reportable segment.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Capital Expenditures by Reportable Segment

The following table is a breakdown of capital expenditures by reportable segment for Holdings:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Capital expenditures
U.S.	$25.0	$16.1	$41.9	$34.2
International	5.1	7.6	10.3	13.0
Total capital expenditures	$30.1	$23.7	$52.2	$47.2

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue	2025	2024	2025	2024
U.S.	$762.9	$575.1	$1,182.2	$1,034.2
Brazil	59.6	58.6	108.9	112.9
Other international countries	121.6	103.6	195.9	171.5
Eliminations	(3.6)	(3.1)	(5.8)	(5.2)
Total	$940.5	$734.2	$1,481.2	$1,313.4

	As of	As of
Theater properties and equipment, net	June 30, 2025	December 31, 2024
U.S.	$965.1	$996.1
Brazil	52.3	47.2
Other international countries	100.9	101.8
Total	$1,118.3	$1,145.1

16.
Related Party Transactions

A subsidiary of the Company manages a theater for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, who is Lee Roy Mitchell’s son-in-law and Kevin Mitchell’s brother-in-law. Lee Roy Mitchell, our founder, owns, both directly and indirectly, approximately 8.5% of Holdings’ common stock and Kevin Mitchell is a member of Holdings’ Board of Directors. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theater revenue. The Company recorded $0.4 and $0.3 of management fee revenue during the six months ended June 30, 2025 and 2024, respectively. All such amounts are included in the condensed consolidated statements of income, with the intercompany amounts eliminated in consolidation. During the six months ended June 30, 2025 and 2024, the Company paid excess cash distributions of $0.4 and $0.3, respectively to Lone Star Theatres, Inc. as required by the partnership agreement, which were recorded as a reduction of noncontrolling interests on each of Holdings’ and CUSA’s condensed consolidated balance sheets.

A subsidiary of the Company leases 12 theaters from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Holdings' directors and is an officer of the general partner of Syufy. For the six months ended June 30, 2025 and 2024, the Company paid total rent of $11.0 and $11.4, respectively, to Syufy. CUSA provides digital equipment support to drive-in theaters owned by Syufy. The Company recorded management fees related to these services of $0.03 and $0.03 during the six months ended June 30, 2025 and 2024, respectively.

A subsidiary of the Company has a 50% voting interest in FE Concepts, a joint venture with AWSR, an entity which owns the remaining 50% of FE Concepts. AWSR is owned by Lee Roy Mitchell and Tandy Mitchell. FE Concepts operates a family entertainment center that offers bowling, gaming, movies and other amenities. CUSA has a theater services agreement with FE Concepts under which the Company receives service fees for providing film booking and equipment monitoring services for the facility. The Company recorded management fees of $0.03 and $0.03 related to these services during the six months ended June 30, 2025 and 2024, respectively. The Company received a cash distribution of $4.0 from FE Concepts during the six months ended June 30, 2025.

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

National CineMedia LLC Bankruptcy. On June 3, 2023, NCM filed an Emergency Motion for Entry of an Order (1) approving and Authorizing Debtor to Enter into and Perform Under (a) the Termination and Settlement Agreement and (b) the Network Affiliate Transaction Agreement with Regal Cinemas, Inc. (the “9019 Motion”). The 9019 Motion requested an order, among other things, that the most favored nations clause (the “MFN”) in Cinemark’s Exhibitor Services Agreement was not triggered by the Network Affiliate Transaction Agreement with Regal Cinemas, Inc. On June 14, 2023, Cinemark filed an objection to the 9019 Motion. On June 26, 2023, the bankruptcy court entered a confirmation order, which among other things, approves NCM’s assumption of Cinemark’s Exhibitor Services Agreement but fails to preserve or recognize Cinemark’s rights under the MFN with respect to the Network Affiliate Transaction Agreement. Cinemark appealed the confirmation order in the United States District Court for the Southern District of Texas, Houston Division, which affirmed the bankruptcy court's order. The Company appealed the District Court's order with the U.S. Fifth Circuit Court of Appeals. The U.S. Fifth Circuit Court of Appeals affirmed the lower court’s rulings and the Company has decided not to appeal this ruling.

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

18.
Income Taxes

The Company is currently under IRS audit for tax years 2019 and 2020. On June 11, 2025, the IRS issued a revised Revenue Agent Report (“RAR”) proposing an income tax adjustment related to positions reported in each year. The balance sheet impact related to the tax years under audit, which includes a refund held in suspense, is estimated to be $65.0 before interest and penalties. The Company firmly disagrees with the conclusions presented by the IRS and believes the positions reported on its tax returns that have not been reserved for are more likely than not to prevail on technical merits. The Company intends to vigorously defend its reported positions through the applicable IRS administrative and judicial procedures, as appropriate. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations such as this to determine the adequacy of the Company’s tax reserves. Currently, the Company believes it is adequately reserved for these matters. The ultimate outcome of disputes of this nature is uncertain and there can be no assurance that the dispute with the IRS will be resolved favorably.

19.
Subsequent Events

The One Big Beautiful Bill Act ("OBBBA") was signed into law on July 4, 2025. The OBBBA makes permanent certain expiring provisions of the Tax Cuts and Jobs Act and restores favorable tax treatment for certain business provisions including 100% bonus depreciation and the business interest expense limitation. The Company assesses the likelihood that it will be able to recover its deferred tax assets against future sources of taxable income and reduces the carrying amounts of deferred tax assets by recording a valuation allowance if, based on all available evidence, the Company believes it is more likely than not that all or a portion of such assets will not be realized. There is a possibility that the changes in tax law within the OBBBA will result in sufficient positive evidence to reach a

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

conclusion that a portion of the valuation allowance in the U.S. will no longer be required. The Company is currently assessing the impact of the OBBBA on its consolidated financial statements.

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

We are a leader in the theatrical exhibition industry, with theaters in the U.S., Brazil, Argentina, Chile, Colombia, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, and Paraguay. As of June 30, 2025, we managed our business under two reportable segments – U.S. markets and international markets. See Note 15 to the condensed consolidated financial statements.

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

Revenue and Expense

We generate revenue primarily from filmed entertainment box office receipts and concession sales, with additional revenue from screen advertising, screen rental and other revenue streams, such as transactional fees, studio trailer placements, meeting rentals, electronic video games and other games located in some of our facilities. Filmed entertainment box office receipts include traditional content from studios as well as alternative entertainment, such as foreign and faith-based films, concert events and other special events in our theaters. NCM provides our domestic theaters with various forms of in-theater advertising. Our Flix Media subsidiaries provide screen advertising and alternative content for our international circuit and for other international exhibitors.

Films leading the box office during the six months ended June 30, 2025 included new releases A Minecraft Movie, Lilo & Stitch, Sinners, How to Train Your Dragon, Captain America: Brave New World, Thunderbolts*, Mission: Impossible - The Final Reckoning, and Final Destination: Bloodlines, as well as the carryover of the 2024 release Mufasa: The Lion King.

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

Concession supplies expense is variable in nature and fluctuates with our concession revenue and also product mix. Inflationary pressures and tariffs continue to impact product costs in the near term and may impact product costs going forward. We source products from a variety of partners around the world to minimize supply chain interruptions and manage costs, wherever possible.

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

Recent Developments

The One Big Beautiful Bill Act ("OBBBA") was signed into law on July 4, 2025. The OBBBA makes permanent certain expiring provisions of the Tax Cuts and Jobs Act and restores favorable tax treatment for certain business provisions including 100% bonus depreciation and the business interest expense limitation. The Company assesses the likelihood that it will be able to recover its deferred tax assets against future sources of taxable income and reduces the carrying amounts of deferred tax assets by recording a valuation allowance if, based on all available evidence, the Company believes it is more likely than not that all or a portion of such assets will not be realized. There is a possibility that the changes in tax law within the OBBBA will result in sufficient positive evidence to reach a conclusion that a portion of the valuation allowance in the U.S. will no longer be required. The Company is currently assessing the impact of the OBBBA on its consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, the amounts for certain items reflected in the operating income of Holdings along with each of those items as a percentage of revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating data (in millions):
Revenue
Admissions	$467.1	$365.8	$731.2	$655.6
Concession	377.7	292.9	588.1	517.1
Other	95.7	75.5	161.9	140.7
Total revenue	$940.5	$734.2	$1,481.2	$1,313.4
Cost of operations
Film rentals and advertising	270.8	204.0	412.2	358.3
Concession supplies	73.1	56.6	117.4	100.6
Salaries and wages	109.4	97.3	199.7	184.2
Facility lease expense	82.9	81.5	161.2	158.8
Utilities and other	124.7	104.7	230.4	205.1
General and administrative expenses (1)	54.1	55.7	108.6	104.6
Depreciation and amortization	49.4	49.8	98.9	99.2
Impairment of long-lived and other assets	1.6	—	1.6	—
Loss (gain) on disposal of assets and other	1.0	1.7	(3.1)	2.1
Total cost of operations (1)	767.0	651.3	1,326.9	1,212.9
Operating income (1)	$173.5	$82.9	$154.3	$100.5

Operating data as a percentage of total revenue:
Revenue
Admissions	49.6%	49.8%	49.4%	49.9%
Concession	40.2%	39.9%	39.7%	39.4%
Other	10.2%	10.3%	10.9%	10.7%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of operations (2)
Film rentals and advertising (2)	58.0%	55.8%	56.4%	54.7%
Concession supplies (2)	19.4%	19.3%	20.0%	19.5%
Salaries and wages	11.6%	13.3%	13.5%	14.0%
Facility lease expense	8.8%	11.1%	10.9%	12.1%
Utilities and other	13.3%	14.3%	15.6%	15.6%
General and administrative expenses	5.8%	7.6%	7.3%	8.0%
Depreciation and amortization	5.3%	6.8%	6.7%	7.6%
Impairment of long-lived and other assets	0.2%	—%	0.1%	—%
Loss (gain) on disposal of assets and other	0.1%	0.2%	(0.2)%	0.2%
Total cost of operations	81.6%	88.7%	89.6%	92.3%
Operating income	18.4%	11.3%	10.4%	7.7%
Average screen count (3)	5,646	5,708	5,647	5,710
(1)
The only difference between components of operating income for Holdings, as presented above, and those of CUSA is incremental general and administrative expense recognized by Holdings. The following table sets forth, for the periods indicated, the amounts for general and administrative expense, total cost of operations and operating income of CUSA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating data (in millions):
Cost of operations
General and administrative expenses	$53.3	$54.7	$106.8	$102.7
Total cost of operations	$766.2	$650.3	$1,325.1	$1,211.0
Operating income	$174.3	$83.9	$156.1	$102.4
(2)
All costs are expressed as a percentage of total revenue, except film rentals and advertising, which are expressed as a percentage of admissions revenue, and concession supplies, which are expressed as a percentage of concession revenue.
(3)
Average screen count is calculated based on the average of month-end screen counts.

Three months ended June 30, 2025 (the “second quarter of 2025”) versus the three months ended June 30, 2024 (the “second quarter of 2024”)

Second quarter of 2025 - The North American Industry box office generated approximately $2.7 billion during the second quarter of 2025, which included new releases A Minecraft Movie, Lilo & Stitch, Sinners, How to Train Your Dragon, Thunderbolts*, Mission: Impossible - The Final Reckoning and Final Destination: Bloodlines.

Second quarter of 2024 - The North American Industry box office was approximately $2.0 billion during the 2024 period, which included new releases Inside Out 2, Kingdom of the Planet of the Apes, Bad Boys: Ride or Die, Godzilla x Kong: The New Empire, IF and The Fall Guy.

Revenue. The table below, presented by reportable segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenue.

	U.S. Reportable Segment			International Reportable Segment					Consolidated
	Three Months Ended June 30,			Three Months Ended June 30,					Three Months Ended June 30,
							Constant Currency (3)
	2025	2024	% Change	2025	2024	% Change	2025	% Change	2025	2024	% Change
Admissions revenue	$383.4	$287.4	33.4%	$83.7	$78.4	6.8%	$92.3	17.7%	$467.1	$365.8	27.7%
Concession revenue	307.6	231.4	32.9%	70.1	61.5	14.0%	76.7	24.7%	377.7	292.9	29.0%
Other revenue (1)	68.3	53.2	28.4%	27.4	22.3	22.9%	30.7	37.7%	95.7	75.5	26.8%
Total revenue (1)	$759.3	$572.0	32.7%	$181.2	$162.2	11.7%	$199.7	23.1%	$940.5	$734.2	28.1%
Attendance	36.9	29.1	26.8%	21.0	20.9	0.5%			57.9	50.0	15.8%
Average ticket price (2)	$10.39	$9.88	5.2%	$3.99	$3.75	6.4%	$4.40	17.3%	$8.07	$7.32	10.2%
Concession revenue per patron (2)	$8.34	$7.95	4.9%	$3.34	$2.94	13.6%	$3.65	24.1%	$6.52	$5.86	11.3%

(1)
U.S. reportable segment revenue includes eliminations of intercompany transactions with the international reportable segment. See Note 15 to our condensed consolidated financial statements.
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
•
U.S. Attendance increased 26.8% to 36.9 million patrons during the second quarter of 2025 compared with 29.1 million patrons during the second quarter of 2024 primarily driven by a film slate with stronger consumer appeal and the enhanced scale of content released during the second quarter of 2025. Average ticket price increased 5.2% to $10.39 during the second quarter of 2025 compared with $9.88 during the second quarter of 2024 primarily driven by strategic pricing initiatives and, to a lesser extent, favorable format and ticket type mix. Concession revenue per patron increased 4.9% to $8.34 during the second quarter of 2025 compared with $7.95 during the second quarter of 2024 primarily driven by strategic pricing actions, a higher mix of merchandise and increased incidence rates. Other revenue for the second quarter of 2025 increased 28.4% to $68.3 million compared with $53.2 million during the second quarter of 2024 primarily due to higher attendance, which drove an increase in the variable components of other revenue such as transaction fees and promotional income, as well as higher gaming revenue.
•
International. Attendance increased slightly to 21.0 million patrons for the second quarter of 2025 compared with 20.9 million patrons for the second quarter of 2024 reflecting a film slate with a comparable level of consumer appeal in our international markets year-over-year. Revenues, average ticket price and concession revenue per patron for our international segment, as reported, were unfavorably impacted by exchange rate fluctuations during the second quarter of 2025. In constant currency, the average ticket price increased 17.3% to $4.40 for the second quarter of 2025 primarily due to strategic and inflationary pricing actions and higher premium format mix. Similarly, in constant currency, concession revenue per patron increased 24.1% to $3.65 for the second quarter of 2025 primarily due to strategic and inflationary pricing actions and a higher mix of merchandise. Other revenue increased 37.7% in constant currency to $30.7 million for the second quarter of 2025 primarily due to inflationary impacts, higher screen advertising and loyalty program revenue, as well as increased transaction fees.

Cost of Operations. The table below, presented by reportable segment, summarizes our year-over-year theater operating costs.

	U.S. Reportable Segment			International Reportable Segment					Consolidated
	Three Months Ended June 30,			Three Months Ended June 30,					Three Months Ended June 30,
							Constant Currency (1)
	2025	2024	% Change	2025	2024	% Change	2025	% Change	2025	2024	% Change
Film rentals and advertising	$227.7	$164.6	38.3%	$43.1	$39.4	9.4%	$47.8	21.3%	$270.8	$204.0	32.7%
Concession supplies	$57.0	$43.2	31.9%	$16.1	$13.4	20.1%	$17.6	31.3%	$73.1	$56.6	29.2%
Salaries and wages	$90.9	$80.8	12.5%	$18.5	$16.5	12.1%	$20.5	24.2%	$109.4	$97.3	12.4%
Facility lease expense	$62.2	$60.0	3.7%	$20.7	$21.5	(3.7)%	$22.4	4.2%	$82.9	$81.5	1.7%
Utilities and other	$97.7	$80.1	22.0%	$27.0	$24.6	9.8%	$29.9	21.5%	$124.7	$104.7	19.1%
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
•
U.S. Film rentals and advertising costs were 59.4% of admissions revenue for the second quarter of 2025 compared with 57.3% of admissions revenue for the second quarter of 2024 primarily due to a higher concentration of high-grossing films and increased marketing spend. Concession supplies expense for the second quarter of 2025 was 18.5% of concession revenue compared with 18.7% for the second quarter of 2024. The decrease in the concession supplies rate for the second quarter of 2025 was primarily driven by strategic pricing actions and higher rebates, partially offset by a higher mix of merchandise and inflationary pressures.

Salaries and wages increased 12.5% to $90.9 million for the second quarter of 2025 compared with $80.8 million for the second quarter of 2024 due to higher attendance, expanded operating hours, and wages and benefits inflation, partially offset by labor productivity initiatives. Facility lease expense, which is predominantly fixed in nature, increased 3.7% to $62.2 million primarily due to higher percentage rent. Utilities and other costs increased 22.0% to $97.7 million, driven by the increase in attendance, as many of these costs are variable or semi-variable in nature, primarily credit card fees and repairs and maintenance. An increase in real estate taxes and property and liability insurance also contributed to the increase.

•
International. Our international operating costs, as reported, were favorably impacted by exchange rate fluctuations for the second quarter of 2025.

Film rentals and advertising costs were 51.5% of admissions revenue as reported for the second quarter of 2025 compared with 50.3% for the second quarter of 2024 due to a higher concentration of high-grossing films, the overall mix of films and increased marketing spend. Concession supplies expense was 23.0% of concessions revenue as reported for the second quarter of 2025 compared with 21.8% for the second quarter of 2024. The increase in the concession supplies rate was primarily driven by a higher mix of merchandise.

Salaries and wages, facility lease expense and utilities and other expenses, as reported, for the second quarter of 2025 benefited from favorable exchange rate fluctuations. In constant currency, salaries and wages increased to $20.5 million for the second quarter of 2025 primarily driven by wages and benefits inflation, as well as higher labor hours. Facility lease expense increased 4.2% to $22.4 million in constant currency for the second quarter of 2025 primarily due to inflationary increases. Utilities and other costs increased to $29.9 million in constant currency for the second quarter of 2025 due to inflationary pressures, higher screen advertising related commissions and higher credit card fees.

General and Administrative Expense. General and administrative expense for Holdings decreased to $54.1 million for the second quarter of 2025 compared with $55.7 million for the second quarter of 2024. General and administrative expense for CUSA decreased to $53.3 million for the second quarter of 2025 compared with $54.7 million for the second quarter of 2024. The decrease for both Holdings and CUSA is primarily due to lower share-based compensation and related payroll taxes, and the favorable impact of exchange rate fluctuations, partially offset by wages and benefits inflation, increased headcount and higher professional fees.

Depreciation and Amortization. Depreciation and amortization expense was $49.4 million for the second quarter of 2025 compared with $49.8 million for the second quarter of 2024.

Impairment of Long-Lived Assets. We recorded an asset impairment charge of $1.6 million during the second quarter of 2025 related to three international theaters that have not demonstrated sufficient recovery since reopening after the temporary COVID-19 related closures. We did not record any asset impairment charges during the second quarter of 2024.

Loss on Disposal of Assets and Other. A loss on disposal of assets and other of $1.0 million was recorded for the second quarter of 2025 compared with $1.7 million for the second quarter of 2024. Activity for the second quarter of 2025 was primarily related to the retirement of certain assets that were replaced as a result of theater remodels. Activity for the second quarter of 2024 was primarily related to the removal and disposal of equipment at closed theaters.

Interest Expense. Interest expense for Holdings, which includes amortization of debt issuance costs and original issue discount and amortization of accumulated losses for swap amendments, was $39.4 million during the second quarter of 2025 compared with $34.6 million during the second quarter of 2024. The interest expense attributable to CUSA was $33.4 million during the second quarter of 2025 compared with $28.6 million during the second quarter of 2024. The increase in interest expense was primarily due to the impact of the issuance of the 7.00% Senior Notes in July 2024 and the amortization of accumulated losses for amended swap agreements during the second quarter of 2025 versus the amortization of accumulated gains during the second quarter of 2024, partially offset by the redemption of the remaining principal amount of the 8.75% Secured Notes during May 2024, the extinguishment of the 5.875% Senior Notes during July 2024, and the term loan reprice transactions that reduced our margin rate by 50 bps in each of May and November 2024. See further discussion in Liquidity and Capital Resources below.

Interest Income. Interest income for Holdings was $11.2 million during the second quarter of 2025 compared with $12.5 million during the second quarter of 2024. The interest income attributable to CUSA was $11.2 million during the second quarter of 2025 compared with $9.4 million during the second quarter of 2024. The decrease in interest income for Holdings primarily reflects interest earned on a lower average cash and cash equivalents balance at the Cinemark Holdings, Inc. holding company level as a result of cash used in the first quarter of 2025 for the repurchase of common stock through the Company’s share repurchase program, while the increase at CUSA reflects interest earned on a higher average cash and cash equivalents balance. See further discussion of the Company’s share repurchase program in Liquidity and Capital Resources below.

Loss on Debt Amendments and Extinguishments. We recorded a loss on amendment and extinguishment of debt of $1.5 million during the second quarter of 2025 related to the amendment of our term loan, including the write-off of unamortized debt issuance costs and original issue discount, and legal and other fees paid. We recorded a loss on amendment and extinguishment of debt of $2.5 million during the second quarter of 2024 related to the amendment of our term loan and the redemption of the remaining 8.75% Secured Notes, including the write-off of unamortized debt issuance costs and original issue discount, and legal and other fees paid. See Note 7 to the condensed consolidated financial statements for information about our loss on debt amendments and extinguishments.

Foreign Currency Exchange Loss. We recorded a foreign currency exchange loss of $1.0 million during the second quarter of 2025 compared with $6.3 million during the second quarter of 2024. The loss on foreign exchange is primarily driven by the impact of hyper-inflationary accounting for Argentina, partially offset by currency exchange fluctuations related to US-denominated accounts in certain international countries.

Distributions from NCMI/NCM. We recorded distributions received from NCMI and NCM of $1.4 million during the second quarter of 2025 primarily related to a tax receivable agreement with NCM.

Equity in Income of Affiliates. Equity in income of affiliates of $2.6 million was recorded during the second quarter of 2025 compared with $2.5 million during the second quarter of 2024. See Note 8 to the condensed consolidated financial statements for information about our equity investments.

Net Loss on Investment in NCMI. We recorded a net loss on our investment in NCMI of $4.3 million during the second quarter of 2025 compared with $3.2 million during the second quarter of 2025, primarily related to the mark-to-market adjustment of our investment in NCMI under the fair value basis of accounting. See Note 8 to the condensed consolidated financial statements for information about our investment in NCMI.

Income Taxes - Holdings. An income tax expense of $42.5 million was recorded for the second quarter of 2025 compared with an income tax benefit of $0.9 million for the second quarter of 2024. The effective tax rate was approximately 31.0% for the second quarter of 2025 compared with (1.8)% for the second quarter of 2024. The effective tax rate for the second quarter of 2025 differs from the U.S. statutory rate primarily due to foreign tax rate differences, the U.S. tax impact of foreign operations, and state and local taxes. The effective tax rate for the second quarter of 2024 was favorably impacted by changes in valuation allowances previously recorded against certain deferred tax assets in certain foreign jurisdictions. Income tax provisions for interim periods are generally based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Income Taxes - CUSA. An income tax expense of $43.6 million was recorded for the second quarter of 2025 compared with an income tax benefit of $1.3 million for the second quarter of 2024. The effective tax rate was approximately 30.3% for the second quarter of 2025 compared with (2.8)% for the second quarter of 2024. The effective tax rate for the second quarter of 2025 differs from the U.S. statutory rate primarily due to foreign tax rate differences, U.S. tax impact of foreign operations, and state and local taxes. The effective tax rate for the second quarter of 2024 was favorably impacted by changes in valuation allowances previously recorded against certain deferred tax assets in certain foreign jurisdictions. Income tax provisions for interim periods are generally based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Six months ended June 30, 2025 (the “2025 period”) versus the six months ended June 30, 2024 (the “2024 period”)

2025 Period - The North American Industry box office generated approximately $4.2 billion during the 2025 period, which included new releases A Minecraft Movie, Lilo & Stitch, Sinners, How to Train Your Dragon, Captain America: Brave New World, Thunderbolts*, Mission: Impossible - The Final Reckoning and Final Destination: Bloodlines, as well as the carryover of the 2024 release Mufasa: The Lion King.

2024 Period - The North American Industry box office was approximately $3.7 billion during the 2024 period, which included new releases Inside Out 2, Dune: Part Two, Godzilla x Kong: The New Empire, Kung Fu Panda 4, Kingdom of the Planet of the Apes, Bad Boys: Ride or Die, Ghostbusters: Frozen Empire, IF, Bob Marley: One Love and The Fall Guy.

Revenue. The table below, presented by reportable segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenue.

	U.S. Reportable Segment			International Reportable Segment					Consolidated
	Six Months Ended June 30,			Six Months Ended June 30,					Six Months Ended June 30,
							Constant Currency (3)
	2025	2024	% Change	2025	2024	% Change	2025	% Change	2025	2024	% Change
Admissions revenue	$591.0	$519.2	13.8%	$140.2	$136.4	2.8%	$157.4	15.4%	$731.2	$655.6	11.5%
Concession revenue	472.0	410.0	15.1%	116.1	107.1	8.4%	128.9	20.4%	588.1	517.1	13.7%
Other revenue (1)	113.4	99.8	13.6%	48.5	40.9	18.6%	55.2	35.0%	161.9	140.7	15.1%
Total revenue (1)	$1,176.4	$1,029.0	14.3%	$304.8	$284.4	7.2%	$341.5	20.1%	$1,481.2	$1,313.4	12.8%
Attendance	57.5	52.7	9.1%	37.0	37.0	—%			94.5	89.7	5.4%
Average ticket price (2)	$10.28	$9.85	4.4%	$3.79	$3.69	2.7%	$4.25	15.2%	$7.74	$7.31	5.9%
Concession revenue per patron (2)	$8.21	$7.78	5.5%	$3.14	$2.89	8.7%	$3.48	20.4%	$6.22	$5.76	8.0%

(1)
U.S. reportable segment revenue includes eliminations of intercompany transactions with the international reportable segment. See Note 15 to our condensed consolidated financial statements.
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
•
U.S. Attendance increased 9.1% to 57.5 million patrons during the 2025 period compared with 52.7 million patrons during the 2024 period primarily driven by a film slate with a stronger consumer appeal and the enhanced scale of content released during the 2025 period. Average ticket price increased 4.4% to $10.28 during the 2025 period compared with $9.85 during the 2024 period driven by strategic pricing initiatives. Concession revenue per patron increased 5.5% to $8.21 during the 2025 period compared with $7.78 during the 2024 period primarily driven by strategic pricing actions, a higher mix of merchandise and increased incidence rates. Other revenue for the 2025 period increased 13.6% to $113.4 million compared with $99.8 million during the 2024 period primarily due to higher attendance, which resulted in an increase in the variable components of other revenue, such as higher transaction fees and promotional income, as well as higher gaming revenue.
•
International. Attendance of 37.0 million patrons for the 2025 period was flat compared with the 2024 period reflecting a film slate with a comparable level of consumer appeal in our international markets year-over-year. Revenues, average ticket price and concession revenue per patron for our international segment, as reported, were unfavorably impacted by exchange rate fluctuations during the 2025 period. In constant currency, the average ticket price increased 15.2% to $4.25 for the 2025 period primarily due to inflationary pricing actions. Similarly, in constant currency, concession revenue per patron increased 20.4% to $3.48 for the 2025 period primarily due to inflationary pricing actions and a higher mix of merchandise. Other revenue increased 35.0% in constant currency to $55.2 million for the 2025 period primarily due to inflationary impacts, higher screen advertising and loyalty program revenue, as well as increased transaction fees.

Cost of Operations. The table below, presented by reportable segment, summarizes our year-over-year theater operating costs.

	U.S. Reportable Segment			International Reportable Segment					Consolidated
	Six Months Ended June 30,			Six Months Ended June 30,					Six Months Ended June 30,
							Constant Currency (1)
	2025	2024	% Change	2025	2024	% Change	2025	% Change	2025	2024	% Change
Film rentals and advertising	$340.9	$290.9	17.2%	$71.3	$67.4	5.8%	$80.3	19.1%	$412.2	$358.3	15.0%
Concession supplies	$90.8	$77.5	17.2%	$26.6	$23.1	15.2%	$29.5	27.7%	$117.4	$100.6	16.7%
Salaries and wages	$165.5	$153.3	8.0%	$34.2	$30.9	10.7%	$38.4	24.3%	$199.7	$184.2	8.4%
Facility lease expense	$122.4	$120.5	1.6%	$38.8	$38.3	1.3%	$42.6	11.2%	$161.2	$158.8	1.5%
Utilities and other	$179.5	$158.4	13.3%	$50.9	$46.7	9.0%	$57.2	22.5%	$230.4	$205.1	12.3%
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

•
U.S. Film rentals and advertising costs were 57.7% of admissions revenue for the 2025 period compared with 56.0% of admissions revenue for the 2024 period primarily due to the higher concentration of high-grossing films and increased marketing spend. Concession supplies expense for the 2025 period was 19.2% of concession revenue compared with 18.9% for the 2024 period. The concession supplies rate for the 2025 period was primarily impacted by a higher mix of merchandise and inflationary pressures, partially offset by strategic pricing actions.

Salaries and wages increased 8.0% to $165.5 million for the 2025 period compared with $153.3 million for the 2024 period due to higher attendance, expanded operating hours, and wages and benefits inflation, partially offset by labor productivity initiatives. Facility lease expense, which is predominantly fixed in nature, increased 1.6% to $122.4 million primarily due to higher percentage rent. Utilities and other costs increased 13.3% to $179.5 million, largely driven by the increase in attendance, as many of these costs are variable or semi-variable in nature, primarily credit card fees and repairs and maintenance. An increase in real estate taxes and property and liability insurance also contributed to the increase.

•
International. Our international operating costs, as reported, were favorably impacted by exchange rate fluctuations for the 2025 period.

Film rentals and advertising costs were 50.9% of admissions revenue as reported for the 2025 period compared with 49.4% for the 2024 period due to the higher concentration of high-grossing films and increased marketing spend. Concession supplies expense was 22.9% of concessions revenue as reported for the 2025 period compared with 21.6% for the 2024 period. The increase in the concession supplies rate was primarily driven by inflationary pressures and a higher mix of merchandise.

Salaries and wages, facility lease expense and utilities and other expenses, as reported, for the 2025 period benefited from favorable exchange rate fluctuations. In constant currency, salaries and wages increased to $38.4 million for the 2025 period primarily driven by wages and benefits inflation, as well as higher labor hours. Facility lease expense increased to $42.6 million in constant currency for the 2025 period primarily due to inflationary increases and the dissipation of temporary rent abatements that benefited the 2024 period. Utilities and other costs increased to $57.2 million in constant currency for the 2025 period due to inflationary pressures, higher screen advertising related commissions and an increase in credit card fees.

General and Administrative Expense. General and administrative expense for Holdings increased to $108.6 million for the 2025 period compared with $104.6 million for the 2024 period. General and administrative expense for CUSA increased to $106.8 million for the 2025 period compared with $102.7 million for the 2024 period. The increase for both Holdings and CUSA is primarily due to wages and benefits inflation and higher professional fees, partially offset by the favorable impact of exchange rate fluctuations.

Depreciation and Amortization. Depreciation and amortization expense decreased to $98.9 million for the 2025 period compared with $99.2 million for the 2024 period.

Impairment of Long-Lived Assets. We recorded an asset impairment charge of $1.6 million during the 2025 period related to three international theaters that have not demonstrated sufficient recovery since reopening after the temporary COVID-19 related closures. We did not record any asset impairment charges during the 2024 period.

(Gain) Loss on Disposal of Assets and Other. A gain on disposal of assets and other of $3.1 million was recorded for the 2025 period compared with a loss of $2.1 million for the 2024 period. Activity for the 2025 period was primarily related to gains on the sale of a land parcel and one of our owned theater properties, partially offset by the retirement of certain assets replaced as a result of remodels. Activity for the 2024 period was primarily related to the removal and disposal of equipment at closed theaters.

Interest Expense. Interest expense for Holdings, which includes amortization of debt issuance costs and original issue discount and amortization of accumulated losses for swap amendments, was $77.9 million during the 2025 period compared with $72.3 million during the 2024 period. The interest expense attributable to CUSA was $65.8 million during the 2025 period compared with $60.2 million during the 2024 period. The increase in interest expense was primarily due to the impact of the issuance of the 7.00% Senior Notes in July 2024 and the amortization of accumulated losses for amended swap agreements during the 2025 period versus the amortization of accumulated gains during the 2024 period, partially offset by the redemption of the remaining principal amount of the 8.75% Secured Notes during May 2024, the extinguishment of the 5.875% Senior Notes during July 2024, and the term loan reprice transactions that reduced our margin rate by 50 bps in each of May and November 2024. See further discussion in Liquidity and Capital Resources below.

Interest Income. Interest income for Holdings was $23.2 million during the 2025 period compared with $26.1 million during the 2024 period. The interest income attributable to CUSA was $20.9 million during the 2025 period compared with $19.7 million during the 2024 period. The decrease in interest income for Holdings primarily reflects interest earned on a lower average cash and cash equivalents balance at the Cinemark Holdings, Inc. holding company level as a result of cash used in the first quarter of 2025 for the repurchase of common stock through the Company’s share repurchase program. See further discussion of the Company’s share repurchase program in Liquidity and Capital Resources below.

Loss on Debt Amendments and Extinguishments. We recorded a loss on amendment and extinguishment of debt of $1.5 million during the 2025 period related to the amendment of our term loan, including the write-off of unamortized debt issuance costs and original issue discount, and legal and other fees paid. We recorded a loss on amendment and extinguishment of debt of $2.5 million during the

2024 period related to the amendment of our term loan and the redemption of the remaining 8.75% Secured Notes, including the write-off of unamortized debt issuance costs and original issue discount, and legal and other fees paid. See Note 7 to the condensed consolidated financial statements for information about our loss on debt amendments and extinguishments.

Foreign Currency Exchange Loss. We recorded a foreign currency exchange loss of $0.5 million during the 2025 period compared with $4.9 million during the 2024 period. The loss on foreign exchange is primarily driven by the impact of hyper-inflationary accounting for Argentina, partially offset by currency exchange fluctuations related to US-denominated accounts in certain international countries.

Distributions from NCMI/NCM. We recorded distributions received from NCMI and NCM of $1.4 million during the 2025 period primarily related to a tax receivable agreement with NCM.

Equity in Income of Affiliates. Equity in income of affiliates of $3.5 million was recorded during the 2025 period compared with $6.3 million during the 2024 period primarily due to lower income from our investment in AC JV, LLC during 2025. See Note 8 to the condensed consolidated financial statements for information about our equity investments.

Net (Loss) Gain on Investment in NCMI. We recorded a net loss on our investment in NCMI of $7.9 million during the 2025 period compared with a net gain of $1.2 million during the 2024 period, primarily related to the mark-to-market adjustment of our investment in NCMI under the fair value basis of accounting. See Note 8 to the condensed consolidated financial statements for information about our investment in NCMI.

Income Taxes - Holdings. An income tax expense of $27.8 million was recorded for the 2025 period compared with an income tax benefit of $28.6 million for the 2024 period. The effective tax rate was approximately 33.1% for the 2025 period compared with (66.0)% for the 2024 period. The effective tax rate for the 2025 period differs from the U.S. statutory rate primarily due to foreign tax rate differences, the U.S. tax impact of foreign operations, and state and local taxes. During the 2024 period, a deferred tax benefit of $39.5 million was recorded discretely related to the release of valuation allowances in certain foreign jurisdictions. The release of these valuation allowances was the result of the availability of positive evidence related to sustained taxable income in the relevant jurisdictions to support the future realizability of deferred tax assets. This discrete benefit favorably impacted the effective tax rate for the 2024 period, causing the income tax benefit to vary significantly from the tax expense derived by applying the statutory tax rate to the pre-tax income for the period. Income tax provisions for interim periods are generally based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Income Taxes - CUSA. An income tax expense of $29.4 million was recorded for the 2025 period compared with income tax benefit of $27.9 million for the 2024 period. The effective tax rate was approximately 30.7% for the 2025 period compared with (55.0)%% for the 2024 period. The effective tax rate for the 2025 period differs from the U.S. statutory rate primarily due to foreign tax rate differences, U.S. tax impact of foreign operations, and state and local taxes. During the 2024 period, a deferred tax benefit of $39.5 million was recorded discretely related to the release of valuation allowances in certain foreign jurisdictions. The release of these valuation allowances was the result of the availability of positive evidence related to sustained taxable income in the relevant jurisdictions to support the future realizability of deferred tax assets. This discrete benefit favorably impacted the effective tax rate for the 2024 period, causing the income tax benefit to vary significantly from the tax expense derived by applying the statutory tax rate to the pre-tax income for the period. Income tax provisions for interim periods are generally based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

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

Cash provided by operating activities was $156.8 million for Holdings and $164.4 million for CUSA for the six months ended June 30, 2025, compared with cash provided by operating activities of $162.2 million for Holdings and $164.9 million for CUSA for the six months ended June 30, 2024. The decrease in cash provided by operating activities was primarily driven by the timing of payments to vendors for expenses partially offset by the level of revenue earned during each period.

Investing Activities

Investing activities have been principally related to the development, remodel and enhancement of theaters, which historically have been financed with cash flow from operations and debt financings. Cash used for investing activities was $45.2 million and $46.4 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in cash used for investing activities was primarily due to the sale of a land parcel and one of our owned theater properties during the six months ended June 30, 2025, partially offset by an increase in capital expenditures.

Below is a summary of capital expenditures, disaggregated by new and existing theaters, for the six months ended June 30, 2025 and 2024 (in millions):

	Six Months Ended June 30,
	2025	2024
New theaters	$11.6	$2.8
Existing theaters	40.6	44.4
Total capital expenditures	$52.2	$47.2

We operated 497 theaters with 5,647 screens worldwide as of June 30, 2025. Theaters and screens opened and closed during the six months ended June 30, 2025 were as follows:

	January 1, 2025	Built	Closed	June 30, 2025
U.S. (42 states)
Theaters	304	1	(1)	304
Screens	4,255	10	(16)	4,249

International (13 countries)
Theaters	193	—	—	193
Screens	1,398	—	—	1,398

Worldwide
Theaters	497	1	(1)	497
Screens	5,653	10	(16)	5,647

As of June 30, 2025, we had the following signed new build and expansion commitments:

	Theaters (1)	Screens (1)	Estimated Remaining Investment (2)
Remainder of 2025
U.S.	—	—	$—
International	—	2	4.9
Total	—	2	$4.9

Subsequent to 2025
U.S.	3	24	$51.3
International	1	9	15.2
Total	4	33	$66.5

Total commitments at June 30, 2025	4	35	$71.4
(1)
Based on the venue’s expected opening date.
(2)
Approximately $17.6 million is expected to be paid during the remainder of 2025 and $23.8 million, $27.6 million and $2.4 million is expected to be paid during 2026, 2027 and 2028, respectively. The timing of payments is subject to change in the event of construction or other delays.

Actual expenditures for the continued development of venues and remodels can vary based on such factors as the type of venue, the amenities being built or remodeled within the venue and the timing for completion of a project. Actual expenditures are also subject to change based upon the availability of attractive opportunities and the impact of tariffs. During the next twelve months and the foreseeable future, we plan to fund capital expenditures for our continued development projects with cash flow from operations and, if needed, borrowings under our senior secured credit facility, proceeds from debt issuances, sale leaseback transactions and/or sales of excess real estate.

Financing Activities

Cash used for financing activities was $246.3 million for Holdings and $27.6 million for CUSA for the six months ended June 30, 2025, compared with $168.1 million for Holdings and CUSA for the six months ended June 30, 2024. The increase in cash used for financing activities for Holdings reflects the repurchase of common stock through the Company’s share repurchase program as discussed below, the payment of quarterly cash dividends of $0.08 per share of common stock in the first and second quarters of 2025, and an increase in restricted stock withholdings for the payment of payroll taxes on equity awards that vested during the period, partially offset by the redemption of the remaining 8.75% secured notes during the six months ended June 30, 2024. The decrease in cash used for financing activities for CUSA was driven by the redemption of the remaining 8.75% secured notes during the six months ended June 30, 2024, partially offset by an increase in restricted stock withholdings for the payment of payroll taxes on equity awards that vested during the period.

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

During the first quarter of 2025, Holdings’ Board of Directors approved a reinstatement of the Company’s dividend at $0.32 per common share per annum, or $0.08 payable quarterly. Holdings, at the discretion of its Board of Directors and subject to applicable law, anticipates paying regularly quarterly cash dividends on its common stock. The amount of the dividends to be paid in the future, if any, will depend upon our then available cash balances, anticipated cash needs, overall financial condition, loan agreement restrictions as discussed below, and future prospects for earnings and cash flows, as well as other relevant factors. The following table summarizes the quarterly dividends paid during the six months ended June 30, 2025. See Note 6 to the condensed consolidated financial statements for further information about the dividends paid.

Declaration Date	Record Date	Payable Date	Amount per Share of Common Stock	Total (1)
2/18/2025	3/5/2025	3/19/2025	$0.08	$10.1
5/15/2025	5/29/2025	6/12/2025	0.08	9.4
		Total	$0.16	$19.5
(1)
Of the total dividends recorded during the three and six months ended June 30, 2025 $0.2 million and $0.4 million, respectively, were related to outstanding performance and restricted stock units and will not be paid until such units vest. See Note 9 to the condensed consolidated financial statements.

On May 15, 2025, as required by the indenture to the 4.50% Convertible Senior Notes, the Company provided irrevocable notice to the holders of the 4.50% Convertible Senior Notes of its election to settle all conversion obligations with respect to any 4.50% Convertible Senior Notes that are converted on or after May 15, 2025 by means of Combination Settlement as defined in the indenture to the 4.50% Convertible Senior Notes. Under the Combination Settlement, the Company will repay the $460.0 million outstanding principal amount of the 4.50% Convertible Senior Notes on their August 15, 2025 maturity date, using cash on hand. Amounts owed above the $460.0 million principal amount of the 4.50% Convertible Senior Notes will be settled in shares. If any conversion would result in the issuance of fractional shares, the Company will pay cash in lieu of such fractional shares.

The estimated number of shares to be issued by the Company to settle amounts owed above the principal amount would be approximately 17.0 million shares based on the closing price of Holdings’ common stock on June 30, 2025. Concurrently with its issuance of shares to the convertible noteholders to settle the amount owed above the principal amount on August 15, 2025, the Company expects to receive an equal and offsetting number of shares, or approximately 17.0 million shares based on the closing price of Holdings’ common stock on June 30, 2025, from the hedge counterparties. See “4.50% Convertible Senior Notes” below.

The Warrants expire 1/80th per trading day between November 15, 2025 and March 12, 2026. The Company may settle the Warrants in cash or shares. If the Company elects to settle the Warrants by issuing shares, it would issue approximately 8.8 million shares, based on the closing price of Holdings’ common stock on June 30, 2025. See “4.50% Convertible Senior Notes” below.

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

4.50% Convertible Senior Notes

On August 21, 2020, Holdings issued $460.0 million of 4.50% convertible senior notes (the “4.50% Convertible Senior Notes”). The 4.50% Convertible Senior Notes will mature on August 15, 2025. Interest on the notes is payable on February 15 and August 15 of each year.

The initial conversion rate was 69.6767 shares of Holdings’ common stock per one thousand dollars principal amount of the 4.50% Convertible Senior Notes. On February 18, 2025, Holdings’ Board of Directors declared a cash dividend of $0.32 per common share per annum, $0.08 payable quarterly. As a result of the dividends paid to stockholders on March 19, 2025 and June 12, 2025, the conversion rate was adjusted to 70.0752 shares of Holdings’ common stock per one thousand dollars principal amount of the 4.50% Convertible Senior Notes. This adjustment was implemented effective June 17, 2025, which was the first day of the observation period for settlements of conversion of the 4.50% Convertible Senior Notes at maturity. The conversion rate may be subject to further adjustment upon the occurrence of certain events. If a make-whole fundamental change as defined in the indenture governing the 4.50% Convertible Senior Notes occurs prior to the maturity date, Holdings will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 4.50% Convertible Senior Notes in connection with such make-whole fundamental change.

Holders of the 4.50% Convertible Senior Notes may convert their 4.50% Convertible Senior Notes at any time on or after May 15, 2025. On May 15, 2025, as required by the indenture to the 4.50% Convertible Senior Notes, the Company provided irrevocable notice to the holders of the 4.50% Convertible Senior Notes of its election to settle all conversion obligations with respect to any 4.50% Convertible Senior Notes that are converted on or after May 15, 2025 by means of Combination Settlement as defined in the indenture to the 4.50% Convertible Senior Notes. Under the Combination Settlement, the Company will repay the $460.0 million outstanding principal amount of the 4.50% Convertible Senior Notes in cash on their August 15, 2025 maturity date. Amounts owed above the $460.0 million principal amount of the 4.50% Convertible Senior Notes will be settled in shares. If any conversion would result in the issuance of fractional shares, the Company will pay cash in lieu of such fractional shares. The estimated number of shares to be issued to settle the amounts owed above the principal amount would be approximately 17.0 million shares based on the closing price of Holdings’ common stock on June 30, 2025. The settlement of the conversion obligations will occur on August 15, 2025, the maturity date of the 4.50% Convertible Senior Notes.

Concurrently with the issuance of the 4.50% Convertible Senior Notes, Holdings entered into privately negotiated convertible note hedge transactions (the “Hedge Transactions”), with one or more of the initial purchasers of the 4.50% Convertible Senior Notes or their respective affiliates (the “Option Counterparties”). The Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the 4.50% Convertible Senior Notes, the number of shares of Holdings’ common stock that will underlie the aggregate amount of the 4.50% Convertible Senior Notes, which gives Holdings the option to purchase approximately 32.0 million shares of its common stock at a price of $14.35 per share, which was adjusted to approximately 32.2 million shares at a price of $14.27 per share as a result of the dividends paid to stockholders on March 19, 2025 and June 12, 2025, as discussed above. The Hedge Transactions are generally expected to reduce potential dilution to Holdings’ common stock upon any conversion of the 4.50% Convertible Senior Notes and/or offset any cash payments we may be required to make in excess of the principal amount of converted 4.50% Convertible Senior Notes, as the case may be. On May 15, 2025, the Company provided notice to the Option Counterparties of its election that the counterparties are to settle the hedges by Net Share Settlement, as defined in the call option confirmations. The Company expects to receive an equal and offsetting number of shares as delivered to the convertible noteholders, or approximately 17.0 million shares based on the closing price of Holdings’ common stock on June 30, 2025, from the hedge counterparties. The settlement of the hedges will occur on August 15, 2025, concurrent with the settlement of the 4.50% Convertible Senior Notes.

Concurrently with entering into the Hedge Transactions, Holdings also entered into separate privately negotiated warrant transactions with Option Counterparties (the “Warrant Transactions”), whereby Holdings sold to Option Counterparties warrants to purchase (subject to the net share settlement provisions set forth therein) up to the same number of shares of Holdings’ common stock, subject to customary anti-dilution adjustments (the “Warrants”). The Warrants could separately have a dilutive effect to the extent that the market value per share of Holdings’ common stock exceeds the strike price of the Warrants on the applicable expiration dates unless, subject to the terms of the Warrants, Holdings elects to cash settle the Warrants. The Warrants give the Option Counterparties the option to purchase approximately 32.0 million shares at a price of $22.08 per share, adjusted to approximately 32.2 shares at a price of $21.95 per share as a result of the dividends paid to stockholders on March 19, 2025 and June 12, 2025. The economic effect of these transactions is to effectively raise the strike price of the 4.50% Convertible Senior Notes to approximately $21.95 per share of Holdings’ common stock. Holdings received $89.4 million in cash proceeds from the Warrant Transactions, which were used, along with proceeds from the 4.50% Convertible Senior Notes, to pay approximately $142.1 million to enter into the Hedge Transactions. The cash proceeds from the Warrant Transactions were recorded as additional paid-in-capital in the Company’s Consolidated Statement of Equity. The Warrants expire 1/80th per trading day between November 15, 2025 and March 12, 2026. The Company may settle the Warrants in cash or shares. If the Company elects to settle the Warrants by issuing shares, it would issue approximately 8.8 million shares, based on the closing price of Holdings’ common stock on June 30, 2025.

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

On June 30, 2025, CUSA amended and restated its Credit Agreement to reduce the rate at which the term loan bears interest by 0.50% and reset the 101% soft call for another six months (the “2025 Amendment”). See below for additional discussion of interest rates on the term loan, and Note 7 to the condensed consolidated financial statements for additional information on the 2025 Amendment.

Under the Credit Agreement, quarterly principal payments of $1.6 million are due on the term loan through March 31, 2030, with a final principal payment of the remaining unpaid principal due on May 24, 2030.

Pursuant to the 2025 Amendment noted above, interest on the term loan accrues, at CUSA's option, at either (i) a rate determined by reference to the secured overnight financing rate (“SOFR”) as published by CME Group Benchmark Administration Limited and identified by Barclay's Bank PLC (the Administrative Agent) as the forward-looking term rate based on SOFR for a period of 1, 3, or 6 months (depending upon the Interest Period (as defined in the Credit Agreement) chosen by CUSA) (the “Term SOFR Rate”), subject to a floor of 0.50% per annum, plus an applicable margin of 2.25% per annum, or (ii) for any day, a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Reserve Bank of New York Rate in effect on such day, plus 1/2 of 1.00% and (c) the Term SOFR Rate for a one month Interest Period, as published two U.S. Government Securities Business Days prior to such day (or if such day is not a U.S. Government Securities Business Day, the immediately preceding U.S. Government Securities Business Day), plus 1.00% (this clause (ii), the "Alternate Base Rate"), subject in the case of this clause (ii) to a floor of 1.50% per annum, plus, in the case of this clause (ii), an applicable margin of 1.25% per annum.

Interest on revolving credit loans accrues, at CUSA's option, at either (i) the Term SOFR Rate plus an applicable margin that ranges from 3.00% to 3.50% per annum, or (ii) the Alternate Base Rate, subject, in the case of this clause (ii) to a floor of 1.00% per annum, plus, in the case of this clause (ii), an applicable margin that ranges from 2.00% to 2.50%. The applicable margin with respect to revolving credit loans is a function of the Consolidated Net Senior Secured Leverage Ratio as defined in the Credit Agreement. As of June 30, 2025, the applicable margin was 3.00%, however, there were no borrowings outstanding under the revolving line of credit. In addition, CUSA is required to pay a commitment fee on the revolving line of credit that accrues at a rate ranging from 0.20% to 0.375% per annum of the daily unused portion of the revolving line of credit. The commitment fee rate is a function of the Consolidated Net Senior Secured Leverage Ratio and was 0.20% at June 30, 2025.

CUSA’s obligations under the Credit Agreement are guaranteed by Holdings and certain subsidiaries of Holdings other than CUSA (the “Other Guarantors”) and are secured by security interests in substantially all of Holdings’ and the Other Guarantors’ personal property.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on the ability of Holdings, CUSA and their subsidiaries to: merge, consolidate, liquidate, or dissolve; sell, transfer or otherwise dispose of assets; create, incur or permit to exist certain indebtedness and liens; pay dividends, repurchase stock and make other Restricted Payments (as defined in the Credit Agreement); prepay certain indebtedness; make investments; enter into transactions with affiliates; and change the nature of their business. At any time that CUSA has revolving credit loans outstanding, it is not permitted to allow the Consolidated Net Senior Secured Leverage Ratio to exceed 3.5 to 1.0. As of June 30, 2025, there were no revolving credit loans outstanding, and CUSA’s Consolidated Net Senior Secured Leverage Ratio was below zero.

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

The Restricted Payments covenant, as defined in the Credit Agreement generally does not limit the ability of Holdings and its subsidiaries to pay dividends and make other Restricted Payments if the Consolidated Net Total Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 2.75 to 1.00. If the Consolidated Net Total Leverage Ratio is greater than 2.75 to 1.00, but not greater than 5.00 to 1.00, Restricted Payments generally may be made in an aggregate amount not to exceed the Available Amount (as defined in the Credit Agreement), which is a function of CUSA’s Consolidated EBITDA minus 1.75 times its Consolidated Interest Expense (as such terms are defined in the Credit Agreement) and certain other factors as specified in the Credit Agreement. As of June 30, 2025, the Consolidated Net Total Leverage Ratio was 1.41 to 1.00 and the Available Amount was $1,023.4 million. In addition, the Credit Agreement contains other baskets that allow certain Restricted Payments in excess of the Applicable Amount.

We have three interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the term loan outstanding under the Credit Agreement. See Note 7 to the condensed consolidated financial statements for discussion of the interest rate swaps.

As of June 30, 2025, there was $635.5 million outstanding under the term loan and no borrowings were outstanding under the $125.0 million revolving line of credit. The average interest rate on outstanding term loan borrowings under the Credit Agreement as of June 30, 2025 was approximately 5.8% per annum, after giving effect to the interest rate swap agreements.

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

Covenant Compliance

The indentures governing the 5.25% Senior Notes and the 7.00% Senior Notes ("the indentures") contain covenants that limit, among other things, the ability of CUSA and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of June 30, 2025, CUSA could have distributed up to approximately $4.2 billion to its parent company and sole stockholder, Holdings, under the terms of the indentures, subject to its available cash and other borrowing restrictions outlined in the indentures. Upon a change of control, as defined in the indentures, CUSA would be required to make an offer to repurchase the 5.25% Senior Notes and the 7.00% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indentures allow CUSA to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of June 30, 2025 was 6.7 to 1.

See discussion of dividend restrictions and the net senior secured leverage ratio under the Credit Agreement at Senior Secured Credit Facility above.

As of June 30, 2025, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The Company currently has variable rate debt. An increase or decrease in interest rates would affect its interest expense related to this variable rate debt. At June 30, 2025, we had an aggregate of $185.5 million of variable rate debt outstanding, after giving effect to the interest rate swaps. Based on the interest rates in effect on the variable rate debt outstanding at June 30, 2025, a 100 basis point increase in market interest rates would increase our annual interest expense by $1.9 million.

The tables below provide information about Holdings' and CUSA’s fixed rate and variable rate long-term debt agreements as of June 30, 2025. The Company has three interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the Company’s term loan debt. See Interest Rate Swap Agreements below. Holdings’ long-term debt agreements include fixed rate and variable rate long-term debt of CUSA, which is guaranteed by Holdings.

Holdings Debt

	Expected Maturity for the Twelve Months Ending June 30,								Average
	(in millions)								Interest
	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value	Rate
Fixed rate	$460.0	$—	$—	$765.0	$450.0	$500.0	$2,175.0	$2,712.9	5.5%
Variable rate	6.4	6.4	6.4	6.4	159.9	—	185.5	186.6	6.5%
Total debt (1)	$466.4	$6.4	$6.4	$771.4	$609.9	$500.0	$2,360.5	$2,899.5	5.6%
(1)
Amounts are presented before adjusting for debt issuance costs.

CUSA Debt

	Expected Maturity for the Twelve Months Ending June 30,								Average
	(in millions)								Interest
	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value	Rate
Fixed rate	$—	$—	$—	$765.0	$450.0	$500.0	$1,715.0	$1,736.6	5.8%
Variable rate	6.4	6.4	6.4	6.4	159.9	—	185.5	186.6	6.5%
Total debt (1)	$6.4	$6.4	$6.4	$771.4	$609.9	$500.0	$1,900.5	$1,923.2	5.9%
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

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2025, under the supervision and with the participation of Holdings’ and CUSA’s principal executive officer and principal financial officer, Holdings and CUSA carried out an evaluation required by the Exchange Act of the effectiveness of the design and operation of their respective disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, Holdings’ and CUSA’s principal executive officer and principal financial officer concluded that, as of June 30, 2025, each of Holdings’ and CUSA’s respective disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by each of Holdings and CUSA in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to Holdings’ and CUSA’s management, including

Holdings’ and CUSA’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in Holdings’ and CUSA’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, Holdings’ and CUSA’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than the discussion at Note 17, there have been no material changes from legal proceedings previously reported under “Business – Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed February 19, 2025.

Item 1A. Risk Factors

We believe there have been no material changes in our risk factors from those disclosed in “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed February 19, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) In the second quarter of 2025, Holdings purchased shares of its common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan
April 1 through April 30	1.03	$29.03	—	—
May 1 through May 31	7.90	$30.29	—	—
June 1 through June 30	—	$—	—	—
Total	8.93		—	—

(1) Represents shares of Holdings’ common stock (in thousands) repurchased in April, May and June of 2025 to satisfy employee tax-withholding obligations upon vesting in restricted stock.

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

On June 10, 2025, Mark Zoradi, a director, adopted a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 to sell up to 63,370 shares of the Company’s common stock. The plan was adopted to facilitate the orderly sale of shares of the Company’s common stock for personal financial planning purposes and intended to satisfy the affirmative defense of Rule 10b5-1(c). The plan is set to expire on December 31, 2025, or when all of the shares under the plan are sold.

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

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2025

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$774.6	$153.4	$—	$928.0
Other current assets	440.1	12.0	(142.9)	309.2
Total current assets	1,214.7	165.4	(142.9)	1,237.2
Theater properties and equipment, net	1,118.3	—	—	1,118.3
Operating lease right-of-use assets, net	943.5	—	—	943.5
Other long-term assets	1,773.5	278.1	(363.0)	1,688.6
Total assets	$5,050.0	$443.5	$(505.9)	$4,987.6
Liabilities and equity
Current liabilities
Current portion of long-term debt	$6.4	$—	$—	$6.4
Current portion of operating lease obligations	214.9	—	—	214.9
Current portion of finance lease obligations	16.0	—	—	16.0
Current income tax payable	1.3	—	—	1.3
Accounts payable and accrued expenses	577.7	131.0	(142.9)	565.8
Total current liabilities	816.3	131.0	(142.9)	804.4
Long-term liabilities
Long-term debt, less current portion	2,120.3	—	(250.0)	1,870.3
Operating lease obligations, less current portion	789.6	—	—	789.6
Finance lease obligations, less current portion	101.8	—	—	101.8
Other long-term liabilities and deferrals	416.9	3.5	—	420.4
Total long-term liabilities	3,428.6	3.5	(250.0)	3,182.1
Commitments and contingencies
Equity	805.1	309.0	(113.0)	1,001.1
Total liabilities and equity	$5,050.0	$443.5	$(505.9)	$4,987.6

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

SIX MONTHS ENDED JUNE 30, 2025

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Revenue	$1,481.2	$—	$—	$1,481.2
Cost of operations
Theater operating costs	1,120.9	—	—	1,120.9
General and administrative expenses	106.8	—	—	106.8
Depreciation and amortization	98.9	—	—	98.9
Impairment on long-lived and other assets	1.6	—	—	1.6
Gain on disposal of assets and other	(3.1)	—	—	(3.1)
Total cost of operations	1,325.1	—	—	1,325.1
Operating income	156.1	—	—	156.1
Interest expense	(66.9)	—	1.1	(65.8)
Equity in income of affiliates	0.6	2.9	—	3.5
Interest expense - NCM	(10.7)	—	—	(10.7)
Other income (loss)	15.7	(2.2)	(1.1)	12.4
Total other expense	(61.3)	0.7	—	(60.6)
Income before income taxes	94.8	0.7	—	95.5
Income tax expense	28.9	0.5	—	29.4
Net income attributable to Cinemark USA, Inc.	65.9	0.2	—	66.1
Less: Net income attributable to noncontrolling interests	1.5	—	—	1.5
Net income attributable to Cinemark USA, Inc.	$64.4	$0.2	$—	$64.6

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30, 2025

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Net income	$65.9	$0.2	$—	$66.1
Other comprehensive income, net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of tax and settlements	(5.1)	—	—	(5.1)
Foreign currency translation adjustments	24.5	—	—	24.5
Total other comprehensive income, net of tax	19.4	—	—	19.4
Total comprehensive income, net of tax	85.3	0.2	—	85.5
Comprehensive income attributable to noncontrolling interests	(1.5)	—	—	(1.5)
Comprehensive income attributable to Cinemark USA, Inc.	$83.8	$0.2	$—	$84.0

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2025

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Operating activities
Net income	$65.9	$0.2	$—	$66.1
Adjustments to reconcile net income to cash used for operating activities	109.5	7.7	—	117.2
Changes in assets and liabilities	(19.8)	0.9	—	(18.9)
Net cash provided by operating activities	155.6	8.8	—	164.4
Investing activities
Additions to theater properties and equipment	(52.2)	—	—	(52.2)
Proceeds from sale of assets and other	7.0	—	—	7.0
Investments and loans to affiliates	(10.7)	10.7	—	—
Net cash (used for) provided by investing activities	(55.9)	10.7	—	(45.2)
Financing activities
Payment of debt issuance costs	(0.8)	—	—	(0.8)
Payment of fees on amendment of senior secured credit facility	(0.2)	—	—	(0.2)
Repayments of long-term debt	(3.2)	—	—	(3.2)
Restricted stock withholdings for payroll taxes	(17.4)	—	—	(17.4)
Payments on finance leases	(7.6)	—	—	(7.6)
Other financing activities	1.6	—	—	1.6
Net cash used for financing activities	(27.6)	—	—	(27.6)
Effect of exchange rate changes on cash and cash equivalents	9.0	—	—	9.0
Increase in cash and cash equivalents	81.1	19.5	—	100.6
Cash and cash equivalents:
Beginning of year	693.5	133.9	—	827.4
End of year	$774.6	$153.4	$—	$928.0

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

Item 6. Exhibits

10.1

Third Amendment, dated as of June 30, 2025, to the Second Amended and Restated Credit Agreement, dated as of May 26, 2023, among Cinemark Holdings, Inc., Cinemark USA, Inc., the several banks and other lenders from time to time party thereto, the other agents and arrangers named therein and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed June 30, 2025).

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
**101

The following material from the combined Cinemark Holdings, Inc. and Cinemark USA, Inc. Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith:

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

CINEMARK HOLDINGS, INC. CINEMARK USA, INC.
Registrants

DATE:	August 1, 2025

/s/ Sean Gamble
Sean Gamble
Chief Executive Officer

/s/ Melissa Thomas
Melissa Thomas
Chief Financial Officer