Form 10-Q
period 2025-09-30
Cinemark Holdings, Inc.; CINEMARK USA INC /TX
filed 2025-11-05
CIK 1385280, 885975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Executive Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification No.
001-33401	Cinemark Holdings, Inc. 3900 Dallas Parkway Plano, Texas 75093 (972) 665-1000	Delaware	20-5490327
33-47040	Cinemark USA, Inc. 3900 Dallas Parkway Plano, Texas 75093 (972) 665-1000	Texas	75-2206284

Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Cinemark Holdings, Inc. ("Holdings")	Common stock, par value $0.001 per share	CNK	New York Stock Exchange
Cinemark Holdings, Inc.	Common stock, par value $0.001 per share	CNK	New York Stock Exchange Texas

Cinemark USA, Inc. ("CUSA")	None	None	None

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

Cinemark Holdings, Inc. Yes ☐ No ☒

Cinemark USA, Inc. Yes ☐ No ☒

As of October 31, 2025, 117,475,902 shares of common stock, $0.001 par value per share, of Cinemark Holdings, Inc. were issued and outstanding.

As of October 31, 2025, 1,500 shares of Class A common stock, $0.01 par value per share, and 182,648 shares of Class B common stock, no par value per share, of Cinemark USA, Inc. were outstanding and held by Cinemark Holdings, Inc.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data, unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$461.3	$1,057.3
Inventories	30.0	31.0
Accounts receivable	82.0	104.6
Current income tax receivable	60.0	56.7
Prepaid expenses and other	47.6	48.7
Total current assets	680.9	1,298.3
Theater properties and equipment, net	1,126.2	1,145.1
Operating lease right-of-use assets, net	915.5	930.4
Other long-term assets
Goodwill	1,246.5	1,239.6
Intangible assets, net	300.4	300.5
Investment in NCMI	19.7	29.0
Investments in affiliates	23.3	26.2
Long-term deferred tax asset	97.5	69.5
Deferred charges and other assets	25.6	28.4
Total other long-term assets	1,713.0	1,693.2
Total assets	$4,435.6	$5,067.0
Liabilities and equity
Current liabilities
Current portion of long-term debt	$6.4	$464.3
Current portion of operating lease obligations	215.5	212.1
Current portion of finance lease obligations	16.2	15.4
Current income tax payable	6.1	5.6
Liability for warrants	132.6	—
Accounts payable and accrued expenses	521.3	584.3
Total current liabilities	898.1	1,281.7
Long-term liabilities
Long-term debt, less current portion	1,869.6	1,870.4
Operating lease obligations, less current portion	758.0	784.0
Finance lease obligations, less current portion	97.9	109.9
Long-term deferred tax liability	4.7	3.2
Long-term liability for uncertain tax positions	55.8	51.5
NCM screen advertising advances	310.1	318.5
Other long-term liabilities	49.0	44.4
Total long-term liabilities	3,145.1	3,181.9
Equity
Cinemark Holdings, Inc.'s stockholders' equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 147,717,029 shares issued and 116,507,174 shares outstanding at September 30, 2025 and 128,700,226 shares issued and 122,321,734 shares outstanding at December 31, 2024	0.1	0.1
Additional paid-in-capital	1,328.3	1,276.9
Treasury stock, 31,209,855 and 6,378,492 shares, at cost, at September 30, 2025 and December 31, 2024, respectively	(464.1)	(103.2)
Accumulated deficit	(87.6)	(162.7)
Accumulated other comprehensive loss	(393.3)	(416.7)
Total Cinemark Holdings, Inc.'s stockholders' equity	383.4	594.4
Noncontrolling interests	9.0	9.0
Total equity	392.4	603.4
Total liabilities and equity	$4,435.6	$5,067.0

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Admissions	$429.7	$460.4	$1,160.9	$1,116.0
Concession	336.7	367.3	924.8	884.4
Other	91.1	94.1	253.0	234.8
Total revenue	$857.5	$921.8	$2,338.7	$2,235.2
Cost of operations
Film rentals and advertising	245.5	265.6	657.7	623.9
Concession supplies	65.6	64.5	183.0	165.1
Salaries and wages	106.3	109.9	306.0	294.1
Facility lease expense	81.9	85.9	243.1	244.7
Utilities and other	127.4	127.0	357.8	332.1
General and administrative expenses	61.9	56.4	170.5	161.0
Depreciation and amortization	50.9	49.1	149.8	148.3
Impairment of long-lived and other assets	0.6	—	2.2	—
Loss (gain) on disposal of assets and other	3.0	(0.1)	(0.1)	2.0
Total cost of operations	743.1	758.3	2,070.0	1,971.2
Operating income	114.4	163.5	268.7	264.0
Other income (expense)
Interest expense	(32.2)	(36.7)	(110.1)	(109.0)
Interest income	10.1	14.2	33.3	40.3
Loss on debt amendments and extinguishments	—	(3.0)	(1.5)	(5.5)
Loss on warrants	(54.5)	—	(54.5)	—
Foreign currency exchange and other related loss	(5.2)	(3.0)	(5.7)	(7.9)
Distributions from NCMI/NCM	0.2	—	1.6	—
Interest expense - NCM	(5.3)	(5.4)	(16.0)	(16.5)
Equity in income of affiliates	1.6	5.0	5.1	11.3
Net (loss) gain on investment in NCMI	(1.5)	11.6	(9.4)	12.8
Total other expense	(86.8)	(17.3)	(157.2)	(74.5)
Income before income taxes	27.6	146.2	111.5	189.5
Income tax (benefit) expense	(22.9)	(42.7)	4.9	(71.3)
Net income	$50.5	$188.9	$106.6	$260.8
Less: Net income attributable to noncontrolling interests	1.0	1.1	2.5	2.4
Net income attributable to Cinemark Holdings, Inc.	$49.5	$187.8	$104.1	$258.4

Weighted average shares outstanding
Basic	113.8	120.0	115.5	119.8
Diluted	123.8	158.2	139.4	153.7
Income per share attributable to Cinemark Holdings, Inc.'s common stockholders
Basic	$0.43	$1.54	$0.88	$2.11
Diluted	$0.40	$1.19	$0.77	$1.73

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$50.5	$188.9	$106.6	$260.8
Other comprehensive income (loss), net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	(1.0)	(7.8)	(6.1)	(4.0)
Foreign currency translation adjustments	2.3	8.5	26.8	(14.4)
Total other comprehensive income (loss), net of tax	$1.3	$0.7	$20.7	$(18.4)
Total comprehensive income, net of tax	51.8	189.6	127.3	242.4
Comprehensive income attributable to noncontrolling interests	(1.0)	(1.1)	(2.5)	(2.4)
Comprehensive income attributable to Cinemark Holdings, Inc.	$50.8	$188.5	$124.8	$240.0

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, unaudited)

								Total
							Accumulated	Cinemark
	Common Stock		Treasury Stock		Additional		Other	Holdings, Inc.'s
	Shares		Shares		Paid-in-	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Total
	Issued	Amount	Acquired	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2025	128.7	$0.1	(6.4)	$(103.2)	$1,276.9	$(162.7)	$(416.7)	$594.4	$9.0	$603.4
Repurchases of common stock under share repurchase program (see Note 9)	—	—	(7.9)	(201.6)	—	—	—	(201.6)	—	(201.6)
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the three months ended March 31, 2025	—	—	(0.6)	(17.1)	—	—	—	(17.1)	—	(17.1)
Issuance of stock upon vesting of performance stock units	0.8	—	—	—	—	—	—	—	—	—
Issuance of share-based awards and share-based awards compensation expense	0.5	—	—	—	8.8	—	—	8.8	—	8.8
Dividends paid to stockholders, $0.08 per common share (see Note 6)	—	—	—	—	—	(10.1)	—	(10.1)	—	(10.1)
Net (loss) income	—	—	—	—	—	(38.9)	—	(38.9)	0.3	(38.6)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(0.9)	(0.9)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	0.9	0.9	—	0.9
Other comprehensive income	—	—	—	—	—	—	12.8	12.8	—	12.8
Balance at March 31, 2025	130.0	$0.1	(14.9)	$(321.9)	$1,285.7	$(211.7)	$(403.0)	$349.2	$8.4	$357.6
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the three months ended June 30, 2025	—	—	—	(0.3)	—	—	—	(0.3)	—	(0.3)
Issuance of share-based awards and share-based awards compensation expense	—	—	—	—	7.3	—	—	7.3	—	7.3
Dividends paid to stockholders, $0.08 per common share (see Note 6)	—	—	—	—	—	(9.4)	—	(9.4)	—	(9.4)
Net income	—	—	—	—	—	93.5	—	93.5	1.2	94.7
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	0.9	0.9	—	0.9
Other comprehensive income	—	—	—	—	—	—	6.6	6.6	—	6.6
Balance at June 30, 2025	130.0	$0.1	(14.9)	$(322.2)	$1,293.0	$(127.6)	$(395.5)	$447.8	$9.2	$457.0
Issuance of common stock related to maturity of 4.50% Convertible Senior Notes (see Note 7)	16.2	—	—	—	—	—	—	—	—	—
Receipt of shares related to maturity of 4.50% Convertible Senior Note hedge transactions (see Note 7)	—	—	(16.2)	(142.1)	142.1	—	—	—	—	—
Reclassification of warrants to liability (see Note 7)	—	—	—	—	(156.5)	—	—	(156.5)	—	(156.5)
Issuance of common stock related to settlements of warrants (see Note 7)	1.4	—	—	—	39.2	—	—	39.2	—	39.2
Adjustment to excise tax estimate related to repurchase of common stock under share repurchase program (see Note 9)	—	—	—	0.4	—	—	—	0.4	—	0.4
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the three months ended September 30, 2025	—	—	(0.1)	(0.2)	—	—	—	(0.2)	—	(0.2)
Issuance of share-based awards and share-based awards compensation expense	0.1	—	—	—	10.5	—	—	10.5	—	10.5
Dividends paid to stockholders, $0.08 per common share (see Note 6)	—	—	—	—	—	(9.5)	—	(9.5)	—	(9.5)
Net income	—	—	—	—	—	49.5	—	49.5	1.0	50.5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1.2)	(1.2)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	0.9	0.9	—	0.9
Other comprehensive income	—	—	—	—	—	—	1.3	1.3	—	1.3
Balance at September 30, 2025	147.7	$0.1	(31.2)	$(464.1)	$1,328.3	$(87.6)	$(393.3)	$383.4	$9.0	$392.4

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY, CONTINUED

(in millions, unaudited)

								Total
							Accumulated	Cinemark
	Common Stock		Treasury Stock		Additional		Other	Holdings, Inc's
	Shares		Shares		Paid-in-	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Total
	Issued	Amount	Acquired	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2024	127.6	$0.1	(6.0)	$(98.3)	$1,244.3	$(472.4)	$(363.9)	$309.8	$9.0	$318.8
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the three months ended March 31, 2024	—	—	(0.3)	(4.2)	—	—	—	(4.2)	—	(4.2)
Issuance of stock upon vesting of performance stock units	0.1	—	—	—	—	—	—	—	—	—
Issuance of share-based awards and share-based awards compensation expense	0.9	—	—	—	6.4	—	—	6.4	—	6.4
Net income	—	—	—	—	—	24.8	—	24.8	0.5	25.3
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	—	(3.1)	(3.1)	—	(3.1)
Other comprehensive loss	—	—	—	—	—	—	(7.3)	(7.3)	—	(7.3)
Balance at March 31, 2024	128.6	$0.1	(6.3)	$(102.5)	$1,250.7	$(447.6)	$(374.3)	$326.4	$9.0	$335.4
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the three months ended June 30, 2024	—	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)
Issuance of share-based awards and share-based awards compensation expense	0.1	—	—	—	9.3	—	—	9.3	—	9.3
Net income	—	—	—	—	—	45.8	—	45.8	0.8	46.6
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(0.6)	(0.6)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	—	(3.7)	(3.7)	—	(3.7)
Other comprehensive loss	—	—	—	—	—	—	(11.8)	(11.8)	—	(11.8)
Balance at June 30, 2024	128.7	$0.1	(6.3)	$(102.7)	$1,260.0	$(401.8)	$(389.8)	$365.8	$9.2	$375.0
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the three months ended September 30, 2024	—	—	—	—	—	—	—	—	—	—
Issuance of share-based awards and share-based awards compensation expense	—	—	—	—	7.8	—	—	7.8	—	7.8
Net income	—	—	—	—	—	187.8	—	187.8	1.1	188.9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(0.8)	(0.8)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	—	(3.7)	(3.7)	—	(3.7)
Other comprehensive income	—	—	—	—	—	—	0.7	0.7	—	0.7
Balance at September 30, 2024	128.7	$0.1	(6.3)	$(102.7)	$1,267.8	$(214.0)	$(392.8)	$558.4	$9.5	$567.9

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$106.6	$260.8
Adjustments to reconcile net income to cash and cash equivalents
Depreciation	149.3	146.7
Amortization of intangible and other assets	0.5	1.6
Loss on debt amendments and extinguishments	1.5	5.5
Loss on warrants	54.5	—
Amortization of original issue discount and debt issuance costs	5.9	6.9
Interest accrued on NCM screen advertising advances	16.0	16.5
Amortization of NCM screen advertising advances	(24.4)	(24.3)
Amortization of accumulated losses (gains) for amended swap agreements	2.7	(10.5)
Impairment of long-lived and other assets	2.2	—
Share-based awards compensation expense	26.1	24.1
(Gain) loss on disposal of assets and other	(0.1)	2.0
Net loss (gain) on investment in NCMI	9.3	(12.8)
Non-cash rent expense	(8.5)	(10.2)
Equity in income of affiliates	(5.1)	(11.3)
Deferred income tax benefit	(23.1)	(104.1)
Distributions from equity investees	8.0	5.1
Changes in assets and liabilities and other	(73.1)	(26.4)
Net cash provided by operating activities	248.3	269.6

Investing activities
Additions to theater properties and equipment	(105.6)	(90.2)
Proceeds from sale of theater properties and equipment and other	7.0	0.5
Proceeds from redemption of common units of NCM	—	0.6
Net cash used for investing activities	(98.6)	(89.1)

Financing activities
Dividends paid to stockholders	(28.3)	—
Repurchases of common stock under share repurchase program	(200.0)	—
Repayment of 4.50% Senior Convertible Notes	(460.0)	—
Settlements related to warrant unwind agreements	(39.2)	—
Proceeds from issuance of 7.00% Senior Notes	—	500.0
Redemption of 8.75% Secured Notes	—	(150.0)
Redemption of 5.875% Senior Notes	—	(405.0)
Payment of debt issuance costs	(1.2)	(9.5)
Payment of fees to amend senior secured credit facility and satisfy and discharge the 5.875% Senior Notes	(0.2)	(1.3)
Other repayments of long-term debt	(4.8)	(11.0)
Restricted stock withholdings for payroll taxes	(17.6)	(4.4)
Payments on finance leases	(11.5)	(11.4)
Other financing activities	1.0	(2.1)
Net cash used for financing activities	(761.8)	(94.7)

Effect of exchange rate changes on cash and cash equivalents	16.1	(6.6)

(Decrease) increase in cash and cash equivalents	(596.0)	79.2

Cash and cash equivalents:
Beginning of period	1,057.3	849.1
End of period	$461.3	$928.3

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.
* * * * * * * *

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data, unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$460.9	$827.4
Inventories	30.0	31.0
Accounts receivable	82.0	103.9
Current income tax receivable	54.4	52.3
Prepaid expenses and other	47.5	48.8
Accounts receivable from parent	91.3	65.5
Total current assets	766.1	1,128.9
Theater properties and equipment, net	1,126.2	1,145.1
Operating lease right-of-use assets, net	915.5	930.4
Other long-term assets
Goodwill	1,246.5	1,239.6
Intangible assets, net	300.4	300.5
Investment in NCMI	19.7	29.0
Investments in affiliates	23.3	26.2
Long-term deferred tax asset	48.7	67.7
Deferred charges and other assets, net	25.6	28.4
Total other long-term assets	1,664.2	1,691.4
Total assets	$4,472.0	$4,895.8
Liabilities and equity
Current liabilities
Current portion of long-term debt	$6.4	$6.4
Current portion of operating lease obligations	215.5	212.1
Current portion of finance lease obligations	16.2	15.4
Current income tax payable	2.9	2.4
Accounts payable and accrued expenses	519.5	576.0
Total current liabilities	760.5	812.3
Long-term liabilities
Long-term debt, less current portion	1,869.6	1,870.4
Operating lease obligations, less current portion	758.0	784.0
Finance lease obligations, less current portion	97.9	109.9
Long-term deferred tax liability	6.6	5.1
Long-term liability for uncertain tax positions	55.8	51.5
NCM screen advertising advances	310.1	318.5
Other long-term liabilities	48.6	44.4
Total long-term liabilities	3,146.6	3,183.8
Equity
Cinemark USA, Inc.'s stockholder's equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49.5	49.5
Treasury stock, 57,245 Class B shares at cost	(24.2)	(24.2)
Additional paid-in-capital	1,560.1	1,534.6
Accumulated deficit	(633.4)	(249.7)
Accumulated other comprehensive loss	(396.1)	(419.5)
Total Cinemark USA, Inc.'s stockholder's equity	555.9	890.7
Noncontrolling interests	9.0	9.0
Total equity	564.9	899.7
Total liabilities and equity	$4,472.0	$4,895.8

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Admissions	$429.7	$460.4	$1,160.9	$1,116.0
Concession	336.7	367.3	924.8	884.4
Other	91.1	94.1	253.0	234.8
Total revenue	$857.5	$921.8	$2,338.7	$2,235.2
Cost of operations
Film rentals and advertising	245.5	265.6	657.7	623.9
Concession supplies	65.6	64.5	183.0	165.1
Salaries and wages	106.3	109.9	306.0	294.1
Facility lease expense	81.9	85.9	243.1	244.7
Utilities and other	127.4	127.0	357.8	332.1
General and administrative expenses	61.1	55.5	167.9	158.2
Depreciation and amortization	50.9	49.1	149.8	148.3
Impairment of long-lived and other assets	0.6	—	2.2	—
Loss (gain) on disposal of assets and other	3.0	(0.1)	(0.1)	2.0
Total cost of operations	742.3	757.4	2,067.4	1,968.4
Operating income	115.2	164.4	271.3	266.8
Other income (expense)
Interest expense	(29.3)	(30.6)	(95.1)	(90.8)
Interest income	9.9	11.1	30.8	30.8
Loss on debt amendments and extinguishments	—	(3.0)	(1.5)	(5.5)
Foreign currency exchange and other related loss	(5.2)	(3.0)	(5.7)	(7.9)
Distributions from NCMI/NCM	0.2	—	1.6	—
Interest expense - NCM	(5.3)	(5.4)	(16.0)	(16.5)
Equity in income of affiliates	1.6	5.0	5.1	11.3
Net (loss) gain on investment in NCMI	(1.5)	11.6	(9.4)	12.8
Total other expense	(29.6)	(14.3)	(90.2)	(65.8)
Income before income taxes	85.6	150.1	181.1	201.0
Income tax expense (benefit)	23.8	(39.7)	53.2	(67.6)
Net income	$61.8	$189.8	$127.9	$268.6
Less: Net income attributable to noncontrolling interests	1.0	1.1	2.5	2.4
Net income attributable to Cinemark USA, Inc.	$60.8	$188.7	$125.4	$266.2

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$61.8	$189.8	$127.9	$268.6
Other comprehensive income (loss), net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	(1.0)	(7.8)	(6.1)	(4.0)
Foreign currency translation adjustments	2.3	8.5	26.8	(14.4)
Total other comprehensive income (loss), net of tax	$1.3	$0.7	$20.7	$(18.4)
Total comprehensive income, net of tax	63.1	190.5	148.6	250.2
Comprehensive income attributable to noncontrolling interests	(1.0)	(1.1)	(2.5)	(2.4)
Comprehensive income attributable to Cinemark USA, Inc.	$62.1	$189.4	$146.1	$247.8

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, unaudited)

									Total
	Class A		Class B					Accumulated	Cinemark
	Common Stock		Common Stock			Additional		Other	USA, Inc's
	Shares		Shares		Treasury	Paid-in-	Accumulated	Comprehensive	Stockholder's	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2025	—	$—	0.2	$49.5	$(24.2)	$1,534.6	$(249.7)	$(419.5)	$890.7	$9.0	$899.7
Share-based awards compensation expense	—	—	—	—	—	8.5	—	—	8.5	—	8.5
Net (loss) income	—	—	—	—	—	—	(34.6)	—	(34.6)	0.3	(34.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(0.9)	(0.9)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	—	0.9	0.9	—	0.9
Other comprehensive income	—	—	—	—	—	—	—	12.8	12.8	—	12.8
Balance at March 31, 2025	—	$—	0.2	$49.5	$(24.2)	$1,543.1	$(284.3)	$(405.8)	$878.3	$8.4	$886.7
Share-based awards compensation expense	—	—	—	—	—	6.9	—	—	6.9	—	6.9
Net income	—	—	—	—	—	—	99.2	—	99.2	1.2	100.4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	—	0.9	0.9	—	0.9
Other comprehensive income	—	—	—	—	—	—	—	6.6	6.6	—	6.6
Balance at June 30, 2025	—	$—	0.2	$49.5	$(24.2)	$1,550.0	$(185.1)	$(398.3)	$991.9	$9.2	$1,001.1
Share-based awards compensation expense	—	—	—	—	—	10.1	—	—	10.1	—	10.1
Distributions to parent (see Note 16)	—	—	—	—	—	—	(509.1)	—	(509.1)	—	(509.1)
Net income	—	—	—	—	—	—	60.8	—	60.8	1.0	61.8
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1.2)	(1.2)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	—	—	0.9	0.9	—	0.9
Other comprehensive income	—	—	—	—	—	—	—	1.3	1.3	—	1.3
Balance at September 30, 2025	—	$—	0.2	$49.5	$(24.2)	$1,560.1	$(633.4)	$(396.1)	$555.9	$9.0	$564.9

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY, CONTINUED

(in millions, unaudited)

									Total
	Class A		Class B					Accumulated	Cinemark
	Common Stock		Common Stock			Additional		Other	USA, Inc's
	Shares		Shares		Treasury	Paid-in-	Accumulated	Comprehensive	Stockholder's	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2024	—	$—	0.2	$49.5	$(24.2)	$1,503.3	$(570.6)	$(366.7)	$591.3	$9.0	$600.3
Share-based awards compensation expense	—	—	—	—	—	6.0	—	—	6.0	—	6.0
Net income	—	—	—	—	—	—	27.4	—	27.4	0.5	27.9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	—	—	(3.1)	(3.1)	—	(3.1)
Other comprehensive loss	—	—	—	—	—	—	—	(7.3)	(7.3)	—	(7.3)
Balance at March 31, 2024	—	$—	0.2	$49.5	$(24.2)	$1,509.3	$(543.2)	$(377.1)	$614.3	$9.0	$623.3
Share-based awards compensation expense	—	—	—	—	—	9.0	—	—	9.0	—	9.0
Net income	—	—	—	—	—	—	50.1	—	50.1	0.8	50.9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(0.6)	(0.6)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	—	—	(3.7)	(3.7)	—	(3.7)
Other comprehensive loss	—	—	—	—	—	—	—	(11.8)	(11.8)	—	(11.8)
Balance at June 30, 2024	—	$—	0.2	$49.5	$(24.2)	$1,518.3	$(493.1)	$(392.6)	$657.9	$9.2	$667.1
Share-based awards compensation expense	—	—	—	—	—	7.5	—	—	7.5	—	7.5
Net income	—	—	—	—	—	—	188.7	—	188.7	1.1	189.8
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(0.8)	(0.8)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	—	—	(3.7)	(3.7)	—	(3.7)
Other comprehensive income	—	—	—	—	—	—	—	0.7	0.7	—	0.7
Balance at September 30, 2024	—	$—	0.2	$49.5	$(24.2)	$1,525.8	$(304.4)	$(395.6)	$851.1	$9.5	$860.6

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$127.9	$268.6
Adjustments to reconcile net income to cash and cash equivalents
Depreciation	149.3	146.7
Amortization of intangible and other assets	0.5	1.6
Loss on debt amendments and extinguishments	1.5	5.5
Amortization of original issue discount and debt issuance costs	3.8	4.3
Interest accrued on NCM screen advertising advances	16.0	16.5
Amortization of NCM screen advertising advances	(24.4)	(24.3)
Amortization of accumulated losses (gains) for amended swap agreements	2.7	(10.5)
Impairment of long-lived and other assets	2.2	—
Share-based awards compensation expense	25.1	23.1
(Gain) loss on disposal of assets and other	(0.1)	2.0
Net loss (gain) on investment in NCMI	9.3	(12.8)
Non-cash rent expense	(8.5)	(10.2)
Equity in income of affiliates	(5.1)	(11.3)
Deferred income tax expense (benefit)	23.9	(99.1)
Distributions from equity investees	8.0	5.1
Changes in assets and liabilities and other	(72.0)	(25.7)
Net cash provided by operating activities	260.1	279.5

Investing activities
Additions to theater properties and equipment	(105.6)	(90.2)
Proceeds from sale of theater properties and equipment and other	7.0	0.5
Proceeds from redemption of common units of NCM	—	0.6
Net cash used for investing activities	(98.6)	(89.1)

Financing activities
Distributions paid to parent	(509.1)	—
Proceeds from issuance of 7.00% Senior Notes	—	500.0
Redemption of 8.75% Secured Notes	—	(150.0)
Repayment of 5.875% Senior Notes	—	(405.0)
Payment of debt issuance costs	(1.2)	(9.5)
Payment of fees to amend senior secured credit facility and satisfy and discharge the 5.875% Senior Notes	(0.2)	(1.3)
Other repayments of long-term debt	(4.8)	(11.0)
Restricted stock withholdings for payroll taxes	(17.6)	(4.4)
Payments on finance leases	(11.5)	(11.4)
Other financing activities	0.3	(2.1)
Net cash used for financing activities	(544.1)	(94.7)

Effect of exchange rate changes on cash and cash equivalents	16.1	(6.6)

(Decrease) increase in cash and cash equivalents	(366.5)	89.1

Cash and cash equivalents:
Beginning of period	827.4	612.4
End of period	$460.9	$701.5

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

1.
The Company and Basis of Presentation

Cinemark Holdings, Inc. (“Holdings”) is a holding company and its wholly-owned subsidiary is Cinemark USA, Inc. Holdings consolidates Cinemark USA, Inc. and its subsidiaries, or “CUSA”, for financial statement purposes, and CUSA’s operating revenue and operating expenses comprise nearly 100% of Holdings’ revenue and operating expenses. As such, the following Notes to Condensed Consolidated Financial Statements relate to Holdings and CUSA and their respective consolidated subsidiaries in all material respects, unless otherwise noted. Where it is important to distinguish between Holdings and CUSA, specific reference is made to either Holdings or CUSA. Otherwise, all references to “we,” “our,” “us,” and “the Company” relate to Cinemark Holdings, Inc. and its consolidated subsidiaries. We operate in the theatrical exhibition industry, with theaters in the United States (“U.S.”) and in 13 countries in Latin America as of September 30, 2025.

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

These condensed consolidated financial statements of Holdings and CUSA should be read in conjunction with the audited annual consolidated financial statements of Holdings and CUSA and the notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 19, 2025. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be achieved for the full year.

2.
New Accounting Pronouncements

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The purpose of ASU 2023-09 is to enhance the transparency and decision usefulness of income tax disclosures in order to provide information to better assess how an entity’s operations and related tax risks, tax planning, and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in ASU 2023-09 require that public entities, on an annual basis, (i) disclose specific categories in the income tax rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pre-tax income or loss by the applicable statutory income tax rate). The amendments in ASU 2023-09 are effective for annual reporting periods beginning after December 15, 2024. The Company will adopt ASU 2023-09 for the year ending December 31, 2025. The disclosure requirements of ASU 2023-09 will be applied to the annual income tax disclosures on a prospective basis with the option to apply the standard retrospectively. The impact of adopting the additional disclosure requirements of ASU 2023-09 will not have an impact on the Company’s financial condition or results of operations.

ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The purpose of ASU 2024-03 is to enhance the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) included within income statement expense captions. The amendments in ASU 2024-03 are effective for all public companies for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of evaluating the impact of adopting the additional disclosure requirements of ASU 2024-03 on its consolidated financial statement disclosures.

ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The purpose of ASU 2025-06 is to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software (“ASC 350-40”) to better align the accounting guidance with the software development approaches currently used. Specifically, software is not always developed in a linear manner, which is an underlying tenet of the existing internal-use software capitalization framework. To clarify how the guidance applies to both linear and nonlinear software development, ASU 2025-06 removes all references to prescriptive and sequential software development stages throughout ASC 350-40. Under ASU 2025-06, an entity is required to start capitalizing software costs when both of the following occur: (i) management has committed to funding the software project; and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). Furthermore, the amendments in ASU 2025-06 supersede the current website development costs guidance and incorporate the recognition requirements for website-specific development costs from ASC 350-50 into ASC 350-40. The amendments in ASU

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

2025-06 are effective for all public companies for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is in the process of evaluating the impact of adopting the accounting provisions of ASU 2025-06 on its consolidated financial statements.

3.
Lease Accounting

The following table represents the Company’s aggregate lease costs, by lease classification, for the periods presented.

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Lease Cost	Classification	2025	2024	2025	2024
Operating lease costs
Equipment (1)	Utilities and other, General and administrative	$1.0	$1.2	$3.1	$2.8
Real Estate (1)	Facility lease expense, General and administrative	84.3	87.9	249.0	252.5
Total operating lease costs		$85.3	$89.1	$252.1	$255.3

Finance lease costs
Amortization of leased assets	Depreciation and amortization	$3.6	$3.5	$10.8	$10.0
Interest on lease liabilities	Interest expense	1.6	1.3	5.0	4.2
Total finance lease costs		$5.2	$4.8	$15.8	$14.2
(1)
Includes short-term lease payments, variable lease payments and office and equipment lease payments reflected in general and administrative expense as set forth in the following table for the periods presented:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Lease Cost	Classification	2025	2024	2025	2024
Operating lease costs
Equipment - Short-term and variable lease payments	Utilities and other	$1.0	$1.1	$2.9	$2.5
Real Estate - Variable lease payments (1)	Facility lease expense	$15.6	$20.4	$45.1	$49.1
Office and equipment leases	General and administrative	$0.4	$0.5	$1.1	$1.1

(1) Represents lease payments that are based on a change in index, such as CPI or inflation, variable payments based on revenue or attendance and variable common area maintenance costs.

The following table represents the minimum cash lease payments as included in the measurement of lease liabilities and the non-cash addition of lease right-of-use assets for the periods presented.

	Nine Months Ended
	September 30,
Other Information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Cash outflows for operating leases	$204.2	$203.7
Cash outflows for finance leases - operating activities	$5.0	$4.2
Cash outflows for finance leases - financing activities	$11.5	$11.4
Non-cash amount of right-of-use assets obtained in exchange for:
Operating lease liability additions, net	$124.1	$135.6
Finance lease liability additions, net	$0.3	$34.2

As of September 30, 2025, the Company had signed lease agreements with total non-cancelable lease payments of approximately $43.4 related to theater and facility leases that had not yet commenced. The timing of lease commencement is dependent on the completion of construction of the related facility. Additionally, these amounts are based on estimated square footage and costs to construct each facility and may be subject to adjustment upon final completion of each construction project. In accordance with ASC

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Topic 842, Leases, fixed minimum lease payments related to these facilities are not included in the right-of-use assets and lease liabilities as of September 30, 2025.

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

The Company offers a subscription program in the U.S., whereby patrons can pay a monthly or annual fee to receive a monthly credit for use towards a future movie ticket purchase. The Company offers similar subscription fee programs in several of its international locations where customers can pay a monthly or annual fee to receive benefits such as a free monthly movie ticket. The Company records subscription program fees as deferred revenue and records admissions revenue when the showtime for a movie ticket purchased with a credit has passed. The Company records breakage revenue for unused credits based upon redemption of subscription credits and historical experience with unused credits.

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

Accounts receivable as of September 30, 2025 and December 31, 2024 included approximately $27.8 and $29.8, respectively, of receivables related to contracts with customers. The Company did not record any assets related to the costs to obtain or fulfill a contract with customers during the nine months ended September 30, 2025.

Disaggregation of Revenue

The following tables present revenue for the periods indicated, disaggregated based on major type of good or service and by reportable segment.

	Three Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2025
	U.S.	International		U.S.	International
	Reportable	Reportable		Reportable	Reportable
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Admissions revenue	$348.5	$81.2	$429.7	$939.5	$221.4	$1,160.9
Concession revenue	272.4	64.3	336.7	744.4	180.4	924.8
Screen advertising, screen rental and promotional revenue (2)	24.4	15.4	39.8	69.9	41.4	111.3
Other revenue	38.3	13.0	51.3	106.2	35.5	141.7
Total revenue	$683.6	$173.9	$857.5	$1,860.0	$478.7	$2,338.7

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

	Three Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2025
	U.S.	International		U.S.	International
	Reportable	Reportable		Reportable	Reportable
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$656.2	$154.6	$810.8	$1,781.6	$424.9	$2,206.5
Goods and services transferred over time (2)	27.4	19.3	46.7	78.4	53.8	132.2
Total	$683.6	$173.9	$857.5	$1,860.0	$478.7	$2,338.7

	Three Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2024
	U.S.	International		U.S.	International
	Reportable	Reportable		Reportable	Reportable
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$714.6	$159.5	$874.1	$1,696.1	$417.1	$2,113.2
Goods and services transferred over time (2)	26.8	20.9	47.7	74.3	47.7	122.0
Total	$741.4	$180.4	$921.8	$1,770.4	$464.8	$2,235.2
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
Amount includes amortization of NCM screen advertising advances. See NCM Screen Advertising Advances and Other Deferred Revenue below.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

NCM Screen Advertising Advances and Other Deferred Revenue

The following table presents changes in the Company’s deferred revenue for the nine months ended September 30, 2025.

	NCM screen advertising advances	Other deferred revenue (1)
Balance at January 1, 2025	$318.5	$250.8
Amounts recognized as accounts receivable	—	2.7
Cash received from customers in advance	—	278.4
Interest accrued related to significant financing component	16.0	—
Revenue recognized during period	(24.4)	(283.1)
Foreign currency translation adjustments	—	(0.1)
Balance at September 30, 2025	$310.1	$248.7
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

The table below summarizes the aggregate amount of the performance obligations that are unsatisfied as of September 30, 2025 and when the Company expects to recognize this deferred revenue.

	Twelve Months Ended September 30,
	2026	2027	2028	2029	2030	Thereafter	Total
NCM screen advertising advances (1)	$11.8	$12.6	$13.5	$14.4	$15.4	$242.4	$310.1
Other deferred revenue	219.9	28.8	—	—	—	—	248.7
Total	$231.7	$41.4	$13.5	$14.4	$15.4	$242.4	$558.8
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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

5.
Earnings Per Share

The following table presents computations of basic and diluted earnings per share for Holdings:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to Cinemark Holdings, Inc.	$49.5	$187.8	$104.1	$258.4
Income allocated to participating share-based awards (1)	(0.6)	(3.6)	(1.3)	(5.0)
Basic net income attributable to common stockholders	$48.9	$184.2	$102.8	$253.4
Add: Interest expense on convertible notes, net of tax	—	3.9	4.6	12.3
Add: Loss on warrants (2)	—	—	—	—
Diluted net income attributable to common stockholders	$48.9	$188.1	$107.4	$265.7

Denominator:
Basic weighted average shares outstanding	113.8	120.0	115.5	119.8
Common equivalent shares for performance stock units	2.1	2.0	2.2	1.9
Common equivalent shares for restricted stock units	0.1	—	0.1	—
Common equivalent shares for convertible notes (3)	7.8	32.0	21.6	32.0
Common equivalent shares for warrants (2),(4)	—	4.2	—	—
Diluted weighted average shares outstanding	123.8	158.2	139.4	153.7

Basic earnings per share attributable to common stockholders	$0.43	$1.54	$0.88	$2.11
Diluted earnings per share attributable to common stockholders	$0.40	$1.19	$0.77	$1.73
(1)
For the three months ended September 30, 2025 and 2024, a weighted average of approximately 1.50 shares and 2.38 shares of restricted stock, respectively, were considered participating securities. For the nine months ended September 30, 2025 and 2024, a weighted average of approximately 1.37 shares and 2.38 shares of restricted stock, respectively, were considered participating securities.
(2)
For the three and nine months ended September 30, 2025, diluted earnings per share excludes the warrants, as they would be anti-dilutive when adjusting the basic net income attributable to common shareholders for the loss on warrants recorded during each respective period.
(3)
For the three and nine months ended September 30, 2024, the diluted earnings per share excludes the convertible note hedge transactions, as they would be anti-dilutive. See Convertible notes, hedges and warrants below for discussion of the convertible note hedge transactions as they relate to basic and diluted earnings per share for the three and nine months ended September 30, 2025.
(4)
For the nine months ended September 30, 2024, diluted earnings per share excludes the warrants, as they would be anti-dilutive since the strike price exceeded the average price of Holdings’ common stock during the relevant period.

Share-based awards

Holdings considers its unvested restricted stock awards, which contain non-forfeitable rights to dividends, participating securities and includes such participating securities in its computation of earnings per share pursuant to the two-class method. Basic earnings per share for the two classes of stock (common stock and unvested restricted stock) is calculated by dividing net income by the weighted average number of shares of common stock and unvested restricted stock outstanding during the reporting period. Diluted earnings per share is calculated using the weighted average number of shares of common stock plus the potentially dilutive effect of common equivalent shares outstanding determined under both the two-class method and the treasury stock method. For the three and nine months ended September 30, 2025 and 2024, diluted earnings per share using the treasury stock method was less dilutive than the two-class method; as such, only the two-class method has been included above.

Convertible notes, hedges and warrants

The 4.50% Convertible Senior Notes, discussed further in Note 13 of the Company’s Annual Report on Form 10-K filed February 19, 2025, were dilutive in periods in which Holdings had net income through their August 15, 2025 maturity date. The impact of such dilution on earnings per share is calculated under the if-converted method, which requires that all of the shares of Holdings’ common stock issuable upon conversion of the 4.50% Convertible Senior Notes be included in the calculation of diluted earnings per share assuming conversion at the beginning of the reporting period. The if-converted value of the 4.50% Convertible Senior Notes is based on the weighted average closing price of Holdings’ common stock for the relevant reporting period. For the three and nine months ended September 30, 2025, diluted earnings per share includes the if-converted number of shares related to the convertible notes through May 15, 2025, the date the Company provided irrevocable notice to the holders of the 4.50% Convertible Senior Notes of its election to settle the $460.0 principal amount of the 4.50% Convertible Senior Notes in cash and any amounts above the $460.0 principal amount in

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

shares. After May 15, 2025 the diluted earnings per share calculation reflects an estimated number of shares to be issued for the amount owed above the $460.0 principal amount outstanding based on a volume-weighted average share price for the period from May 15, 2025 through August 15, 2025.

Holdings entered into hedge transactions with counterparties in connection with the issuance of the 4.50% Convertible Senior Notes. The convertible note hedge transactions covered, subject to anti-dilution adjustments substantially similar to those applicable to the 4.50% Convertible Senior Notes, the number of shares of Holdings’ common stock underlying the 4.50% Convertible Notes, which gave Holdings the option to purchase approximately 32.0 shares of its common stock at a price of $14.35 per share, which was adjusted to approximately 32.2 shares of its common stock at a price of $14.27 per share as a result of the dividends paid to stockholders on March 19, 2025 and June 12, 2025. This adjustment was implemented effective June 17, 2025, which was the first day of the observation period for settlements of conversion of the 4.50% Convertible Senior Notes at maturity. The hedge transactions matured and were settled on August 15, 2025. The Company received 16.2 shares of Holdings common stock related to the maturity of the hedge transactions, which are reflected as Treasury stock in Holdings’ condensed consolidated balance sheet at September 30, 2025.

Concurrently with entering into the convertible note hedge transactions, Holdings also entered into warrant transactions whereby Holdings sold warrants to purchase, subject to customary anti-dilution adjustments, up to the same number of shares of Holdings' common stock, which gave counterparties the option to purchase approximately 32.0 shares at a price of $22.08 per share, adjusted to approximately 32.2 shares at a price of $21.95 per share as a result of the dividends paid to stockholders on March 19, 2025 and June 12, 2025. The economic effect of these transactions is to effectively raise the strike price of the 4.50% Convertible Senior Notes to approximately $21.95 per share of Holdings’ common stock.

After August 15, 2025, the basic weighted average shares outstanding reflects the issuance of shares to settle the amount above the $460.0 principal amount of the 4.50% Convertible Senior Notes, fully offset by the shares received from the hedge counterparties related to the maturity of the hedge transactions discussed above. The basic weighted average shares outstanding after August 15, 2025 also reflects shares issued related to the settlement of warrants through September 30, 2025. See Note 7 for further discussion of the settlement of the hedge and warrant transactions.

6.
Dividends

During the first quarter of 2025, Holdings’ Board of Directors approved a reinstatement of the Company’s dividend at $0.32 per common share per annum, payable quarterly. Below is a summary of dividends paid to stockholders and accrued on unvested performance and restricted stock unit awards during the nine months ended September 30, 2025:

Declaration Date	Record Date	Payable Date	Amount per Share of Common Stock	Total (1)
2/18/2025	3/5/2025	3/19/2025	$0.08	$10.1
5/15/2025	5/29/2025	6/12/2025	0.08	9.4
8/13/2025	8/27/2025	9/10/2025	0.08	9.5
		Total	$0.24	$29.0
(1)
Of the total dividends recorded during the three and nine months ended September 30, 2025, $0.3 and $0.7, respectively, were related to outstanding performance and restricted stock units and will not be paid until such units vest. See Note 9.

See Note 19 for additional discussion of our dividend.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

7.
Long-Term Debt

Long-term debt consisted of the following for the periods presented:

	September 30,	December 31,
	2025	2024
Cinemark Holdings, Inc. 4.50% convertible senior notes due August 2025	$—	$460.0
Cinemark USA, Inc. term loan due May 2030	633.9	638.7
Cinemark USA, Inc. 5.25% senior notes due July 2028	765.0	765.0
Cinemark USA, Inc. 7.00% senior notes due August 2032	500.0	500.0
Total long-term debt carrying value (1)	$1,898.9	$2,363.7
Less: Current portion, net of unamortized debt issuance costs	6.4	464.3
Less: Debt issuance costs and original issue discount, net of accumulated amortization	22.9	29.0
Long-term debt, less current portion, net of unamortized debt issuance costs and original issue discount	$1,869.6	$1,870.4
(1)
As of December 31, 2024, the only differences between the long-term debt for Holdings, as presented above, and the long-term debt for CUSA were the $460.0 4.50% Convertible Senior Notes that matured on August 15, 2025 and the related debt issuance costs. The following table sets forth, as of December 31, 2024, the total long-term debt carrying value, current portion of long-term debt and debt issuance costs, net of amortization, for CUSA.

December 31,
2024
Total long-term debt carrying value	$1,903.7
Less: Current portion	6.4
Less: Debt issuance costs and original issue discount, net of accumulated amortization	26.9
Long-term debt, less current portion, net of unamortized debt issuance costs and original issue discount	$1,870.4

4.50% Convertible Senior Notes

On May 15, 2025, as required by the indenture to the 4.50% Convertible Senior Notes, the Company provided irrevocable notice to the holders of the 4.50% Convertible Senior Notes of its election to settle all conversion obligations with respect to any 4.50% Convertible Senior Notes that are converted on or after May 15, 2025 by means of Combination Settlement as defined in the indenture to the 4.50% Convertible Senior Notes. On the August 15, 2025 maturity date of the 4.50% Convertible Senior Notes, the Company settled the $460.0 outstanding principal amount of the 4.50% Convertible Senior Notes in cash and issued approximately 16.2 shares of Holdings' common stock for the $472.0 owed above the $460.0 principal amount.

Additionally, on May 15, 2025, the Company provided notice to the 4.50% Convertible Senior Notes hedge counterparties of its election to settle the hedges by Net Share Settlement, as defined in the call option confirmations. Therefore, concurrently with its issuance of shares to the convertible noteholders, the Company received 16.2 shares of Holdings’ common stock from the hedge counterparties. As of September 30, 2025, there were no 4.50% Convertible Senior Notes or convertible note hedges outstanding.

On August 15, 2025, Holdings entered into irrevocable warrant unwind and termination agreements with each of the warrant counterparties to settle the warrant transactions the Company had entered into in connection with the issuance of the 4.50% Convertible Senior Notes (the “Warrant Early Termination Agreements”). Pursuant to the Warrant Early Termination Agreements, the Company will deliver approximately equal amounts of cash and shares to each counterparty, the amount of which varies based upon the volume-weighted average price per share of the Company’s common stock during the observation period from August 18, 2025 through November 3, 2025, as specified in the Warrant Early Termination Agreements. Since a portion of the warrants are settled in cash under the Warrant Early Termination Agreements, the warrants were required to be accounted for as a liability, at fair value, effective August 15, 2025. The estimated fair value of the liability was derived using a Monte Carlo simulation model. The estimated fair value of the warrants under the terms of the Warrant Early Termination Agreements exceeded the estimated fair value of the previously existing warrants by $15.1, and therefore the Company recognized a loss for that amount on August 15, 2025. During the period from August 15, 2025 through September 30, 2025, the Company paid approximately $39.2 in cash and issued 1.4 shares of Holdings’ common stock with a value of approximately $39.2 to settle a portion of the warrant transactions. The estimated fair value of the liability for the remaining warrants at September 30, 2025 was $132.6 and is reflected in “Liability for warrants” in Holdings’ condensed consolidated balance sheet at September 30, 2025. The Company recognized a loss of $39.4 related to the fair value adjustment of the warrant liability between August 15, 2025 and September 30, 2025. The losses related to the warrants are collectively reflected as “Loss on warrants” in

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2025. Subsequent to September 30, 2025, the Company paid approximately $58.7 in cash and issued 2.2 shares of Holdings’ common stock with a value of approximately $58.7 to settle the remaining warrant transactions in accordance with the Warrant Early Termination Agreements, with the final settlement to occur on November 5, 2025.

Senior Secured Credit Facility

On June 30, 2025, CUSA amended and restated its senior secured credit facility (the “Credit Agreement”) to reduce the rate at which the term loan bears interest by 0.50% and reset the 101% soft call for another six months. CUSA incurred a total of approximately $1.0 in debt issuance costs in connection with the amendment, which are reflected in the condensed consolidated financial statements as follows: (i) $0.8 in debt issuance costs were capitalized and are reflected as a reduction of “Long-term debt, less current portion” on the Company’s condensed consolidated balance sheet, and (ii) $0.2 of legal and other fees are included in “Loss on debt amendments and extinguishments” in the Company’s condensed consolidated statement of income for the three and nine months ended September 30, 2025. As a result of the amendment, CUSA also wrote-off $1.3 of unamortized debt issuance costs and original issue discount associated with exiting lenders of the amended Credit Agreement, which is reflected in “Loss on debt amendments and extinguishments” in the Company’s condensed consolidated statement of income for the three and nine months ended September 30, 2025.

On September 5, 2025, CUSA amended and restated its Credit Agreement to increase the revolving credit facility to $225.0 and reduce the range of rates at which the revolving credit loans bear interest. Pursuant to the amendment of the revolving credit facility, interest on revolving credit loans now accrues, at CUSA's option, at either (i) the Term SOFR Rate plus an applicable margin that ranges from 1.75% to 2.00% per annum, or (ii) the Alternate Base Rate, subject, in the case of this clause (ii) to a floor of 1.00% per annum, plus, in the case of this clause (ii), an applicable margin that ranges from 0.75% to 1.00%. CUSA incurred a total of approximately $0.4 in debt issuance costs in connection with the amendment, which were capitalized and are reflected as a reduction of “Long-term debt, less current portion” on the Company’s condensed consolidated balance sheet. In addition, the rate at which CUSA is required to pay a commitment fee on the revolving line of credit now ranges from 0.25% to 0.375%.

As of September 30, 2025, there was $633.9 outstanding under the term loan and no borrowings were outstanding under the revolving credit facility. Under the Credit Agreement, quarterly principal payments of $1.6 are due on the term loan through March 31, 2030, with a final principal payment of the remaining unpaid principal due on May 24, 2030. The average interest rate on outstanding term loan borrowings under the Credit Agreement as of September 30, 2025 was approximately 5.7% per annum, after giving effect to the interest rate swap agreements discussed below.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Below is a summary of the Company's interest rate swap agreements, which are designated as cash flow hedges, as of September 30, 2025:

Notional				Estimated
Amount	Pay Rate	Receive Rate	Expiration Date	Fair Value (1)
$137.5	3.23%	1-Month Term SOFR	December 31, 2027	$0.4
$137.5	3.17%	1-Month Term SOFR	December 31, 2027	0.5
$175.0	3.23%	1-Month Term SOFR	December 31, 2027	0.5
			Total	$1.4
(1)
Approximately $1.7 of the total is included in “Prepaid expenses and other” and $0.3 is included in “Other long-term liabilities” on the condensed consolidated balance sheet as of September 30, 2025.

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

Fair Value of Long-Term Debt and Warrants

The Company estimates the fair value of its long-term debt primarily based on observable market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC 820-10-35, Fair Value Measurement. The table below presents the fair value of the Company's long-term debt as of the periods presented:

	As of
	September 30, 2025	December 31, 2024
Holdings fair value (1)	$1,921.0	$2,903.7
CUSA fair value	$1,921.0	$1,902.1
(1)
The fair value of the 4.50% Convertible Senior Notes was $1,001.6 as of December 31, 2024. The 4.50% Convertible Senior Notes matured on August 15, 2025.

The fair value of the Company’s outstanding warrants at September 30, 2025 of $132.6, was estimated based on a Monte Carlo simulation model, which falls under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC 820-10-35, Fair Value Measurement.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

8.
Investments in National CineMedia Inc. and Other Affiliates

Investment in National CineMedia Inc.

NCM operates a digital in-theater network in the U.S. for providing cinema advertising. The Company has an investment in NCM’s parent National CineMedia, Inc. (“NCMI”). Below is a summary of the changes to the Company’s investment in NCMI and NCM screen advertising advances for the nine months ended September 30, 2025:

	Investment in NCMI	NCM Screen Advertising Advances (1)

Balance at January 1, 2025	$29.0	$(318.5)
Interest accrued related to significant financing component	—	(16.0)
Unrealized loss on fair market value adjustment of investment in NCMI	(9.3)	—
Amortization of screen advertising advances	—	24.4
Balance at September 30, 2025	$19.7	$(310.1)
(1)
See “NCM Screen Advertising Advances and Other Deferred Revenue” in Note 4 for the remaining maturity of NCM screen advertising advances as of September 30, 2025.

As discussed in Note 8 to the Company’s Annual Report on Form 10-K filed February 19, 2025, the Company accounts for its investment in NCMI under the fair value method. The Company recognized unrealized losses of $1.5 and $9.3 on its investment in NCMI in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2025, respectively. The Company recognized an unrealized gain of $11.6 and $12.7 on its investment in NCMI in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2024, respectively.

The Company is a party to an Exhibitor Services Agreement (“ESA”) with NCM, pursuant to which NCM primarily provides screen advertising to the Company’s theaters through its branded “Noovie” pre-show entertainment program and also handles lobby promotions and displays for the Company’s theaters. The Company receives a monthly theater access fee for participation in the NCM network and also earns screen advertising or screen rental revenue on a per patron basis. During the nine months ended September 30, 2025 and 2024, the Company recognized screen rental revenue under the ESA of $16.2 and $16.3, respectively, which includes the per patron and per digital screen theater access fees, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $6.7 and $6.4, respectively. As of September 30, 2025 and December 31, 2024, the Company had a receivable from NCM of $1.6 and $2.1, respectively.

Exhibitor Services Agreement

As discussed in Note 8 to the Company’s Annual Report on Form 10-K filed February 19, 2025, the Company’s ESA with NCM includes an implied significant financing component associated with the NCM screen advertising advances included above. The amortization of the screen advertising advances is recorded in “Other revenue” in the Company’s condensed consolidated statements of income. As a result of the significant financing component, the Company recognized incremental screen rental revenue and interest expense of $24.4 and $16.0, respectively, during the nine months ended September 30, 2025 and incremental screen rental revenue and interest expense of $24.3 and $16.5, respectively, during the nine months ended September 30, 2024.

Investments in and Transactions with Other Affiliates

Below is a summary of the activity for each of the Company’s investments in other affiliates for the nine months ended September 30, 2025. See Note 9 to the consolidated financial statements in the Company’s Annual Report on Form 10-K filed February 19, 2025 for a further discussion of these investments.

	AC JV, LLC	DCDC	FE Concepts	Total
Balance at January 1, 2025	$4.1	$2.6	19.5	$26.2
Equity income	3.4	0.6	1.1	5.1
Cash distributions received	(4.0)	—	(4.0)	(8.0)
Balance at September 30, 2025	$3.5	$3.2	$16.6	$23.3

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Transactions with Affiliates

Below is a summary of transactions with each of the Company’s other affiliates for the three and nine months ended September 30, 2025 and 2024:

		Three Months Ended		Nine Months Ended
Investee	Transactions	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
AC JV, LLC	Event fees paid (1)	$3.1	$10.0	$14.8	$21.5
DCDC	Content delivery fees paid (1)	$0.1	$0.1	$0.4	$0.4
(1)
Included in film rentals and advertising costs on the condensed consolidated statements of income.

9.
Treasury Stock and Share-Based Awards

Treasury Stock - Holdings

Treasury stock represents shares of common stock repurchased by Holdings and not yet retired. The Company has applied the cost method in recording its treasury shares. Below is a summary of Holdings’ treasury stock activity for the nine months ended September 30, 2025:

	Number of
	Treasury
	Shares	Cost
Balance at January 1, 2025	6.38	$103.2
Repurchases of common stock (1)	7.93	201.6
Receipt of shares related to maturity of hedge transactions (2)	16.23	142.1
Adjustment to excise tax accrual related to repurchases of common stock (1)	—	(0.4)
Restricted stock withholdings (3)	0.61	17.6
Restricted stock forfeitures (4)	0.06	—
Balance at September 30, 2025	31.21	$464.1
(1)
Holdings repurchased outstanding common shares under a share repurchase program. See Share Repurchase Program below.
(2)
Holdings received common shares upon maturity of hedges. See Note 5 and Note 7 for further information on the hedge transactions.
(3)
Holdings withheld shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting of restricted stock and performance stock units with shares. Holdings determined the number of shares to be withheld based upon market values of Holdings’ common stock on the vesting dates, which ranged from $24.38 to $33.06 per share.
(4)
Holdings repurchased forfeited restricted shares at a cost of $0.001 per share in accordance with its Long-Term Incentive Plan.

As of September 30, 2025, Holdings had no plans to retire any shares of treasury stock.

Share Repurchase Program

On March 6, 2025, Holdings’ Board of Directors approved a share repurchase program (the “Program”). Under the Program, Holdings was authorized to repurchase up to $200.0 of its outstanding stock, before direct costs. This Program commenced on March 11, 2025 and continued until the authorized repurchase amount was reached on March 27, 2025. Repurchases under the Program were funded using cash on hand. The cost of shares repurchased, as reflected above, differs from the repurchase cost reflected on the condensed consolidated statement of cash flows due to direct costs, including estimated excise taxes, associated with the share repurchases for the nine months ended September 30, 2025.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Restricted Stock

Below is a summary of restricted stock activity for the nine months ended September 30, 2025:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2025	2.30	$15.91
Granted	0.59	27.71
Vested	(1.31)	16.65
Forfeited	(0.05)	17.14
Outstanding and unvested at September 30, 2025	1.53	$19.82

During the nine months ended September 30, 2025, Holdings granted 0.59 shares of its restricted stock to its directors and certain CUSA employees. The fair value of the restricted stock granted was determined based on the market value of Holdings' common stock on the grant dates, which ranged from $26.18 to $32.65 per share. The Company assumed forfeiture rates ranging from 0.0% to 7.5% for the restricted stock awards granted during the nine months ended September 30, 2025. The restricted stock granted to employees vests over periods ranging from one to three years based on continued service. The recipients of restricted stock are entitled to receive non-forfeitable dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock award activity recorded for the periods indicated.

	Nine Months Ended September 30,
	2025	2024
Compensation expense recognized during the period:
CUSA employees (1)	$11.6	$12.3
Holdings directors	1.0	1.0
Total recognized by Holdings	$12.6	$13.3

Fair value of restricted stock that vested during the period:
CUSA employees	$36.8	$13.4
Holdings directors	2.4	1.4
Holdings total	$39.2	$14.8

Income tax benefit related to vested restricted stock:
CUSA employees	$6.5	$1.8
Holdings directors	0.5	0.3
Holdings total income tax benefit	$7.0	$2.1
(1)
Compensation expense for the nine months ended September 30, 2025 and 2024 includes approximately $0.9 and $0.6, respectively, related to a portion of the short-term field incentive compensation plan for 2025 and 2024, respectively, to be settled in restricted stock.

As of September 30, 2025, the estimated remaining unrecognized compensation expense related to unvested restricted stock awards was as follows:

Estimated
Remaining
Expense
CUSA employees (1)	$18.6
Holdings directors	0.9
Total remaining - Holdings (1)	$19.5
(1)
The weighted average period over which this remaining compensation expense will be recognized by both Holdings and CUSA is approximately 1.3 years.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Restricted Stock Units

During the nine months ended September 30, 2025, Holdings granted stock awards to certain CUSA employees in the form of restricted stock units (“RSUs”). Each RSU that vests will result in the issuance of one share of Holdings’ common stock. The maximum number of shares issuable under the restricted stock units granted during 2025 is approximately 0.13 shares of Holdings’ common stock. The grant date fair value was $27.45 per share. The Company assumed forfeiture rates that ranged from 0.0% to 7.5% for the restricted stock units granted during 2025. The restricted stock units vest over periods ranging from one to three years based on continued service. Restricted stock unit participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards vest.

During the nine months ended September 30, 2025, the Company recognized compensation expense of $1.0 related to restricted stock units. As of September 30, 2025, the estimated remaining unrecognized compensation expense related to outstanding restricted stock units was $1.9. The weighted average period over which this remaining compensation expense will be recognized is approximately 1.4 years. As of September 30, 2025, Holdings had RSUs outstanding that represented a total of approximately 0.13 hypothetical shares of common stock, net of estimated forfeitures.

Performance Stock Units

During the nine months ended September 30, 2025, Holdings granted performance awards to certain CUSA employees in the form of performance stock units (“PSUs”). The maximum number of shares issuable under the performance awards granted during 2025 is approximately 0.71 shares of Holdings' common stock. The grant date fair value was $27.45 per share. The Company assumed a 2.5% forfeiture rate for the performance units granted in 2025. The performance metrics for these performance awards are based upon cumulative three-year Adjusted EBITDA and cash flows, with a performance measurement period of the three-year period ended December 31, 2027. The service period ends on the third anniversary of the grant date of the awards, or February 21, 2028. Performance stock unit participants are eligible to receive dividend equivalent payments if and at the time the performance stock unit awards vest. Below is a summary of the performance stock units at each specified performance achievement level for these performance awards:

Stock units that vest if performance metrics meet the threshold level (50% of target)	0.18 PSUs
Stock units that vest if performance metrics meet the target level	0.35 PSUs
Stock units that vest if performance metrics meet the maximum level (200% of target)	0.71 PSUs

Below is a summary of all performance stock unit activity for the periods presented:

	Nine Months Ended September 30,
	2025	2024
Number of performance stock units that vested during the period	0.8	0.1
Fair value of performance stock units that vested during the period	$20.6	$2.1
Accumulated dividends paid upon vesting of performance stock units	$—	$0.1
Compensation expense recognized during the period (1)	$12.5	$10.8
Income tax benefit (expense) related to performance stock units	$2.5	$(1.2)

(1)
Compensation expense for the nine months ended September 30, 2025 includes approximately $2.4 related to a change in the most likely performance metrics outcome estimated to be achieved for the 2024 grants. Compensation expense for the nine months ended September 30, 2024 includes approximately $2.8 related to a change in the most likely performance metrics outcome estimated to be achieved for the 2023 and 2024 grants.

As of September 30, 2025, the estimated remaining unrecognized compensation expense related to outstanding performance stock units was $18.0. The weighted average period over which this remaining compensation expense will be recognized is approximately 1.1 years. As of September 30, 2025, Holdings had performance stock units outstanding that represented a total of approximately 2.76 hypothetical shares of common stock, net of estimated forfeitures, reflecting an estimated performance level at the maximum level for the performance units granted in 2023 and 2024, and an estimated performance level at the target level for the performance units granted in 2025.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

10.
Goodwill and Other Intangible Assets

A summary of the Company's goodwill is as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2025 (1)	$1,182.9	$56.7	$1,239.6
Foreign currency translation adjustments	—	6.9	6.9
Balance at September 30, 2025 (1)	$1,182.9	$63.6	$1,246.5
(1)
Balances are presented net of accumulated impairment losses of $214.0 for the U.S. reportable segment and $43.8 for the international reportable segment. See discussion of the qualitative impairment analysis performed by the Company as of September 30, 2025 at Note 11.

A summary of the Company's intangible assets is as follows:

	Balance at January 1, 2025	Amortization	Foreign Currency Translation Adjustments	Balance at September 30, 2025
Intangible assets with finite lives:
Gross carrying amount	$77.7	$—	$—	$77.7
Accumulated amortization	(77.3)	(0.4)	—	(77.7)
Total net intangible assets with finite lives	$0.4	$(0.4)	$—	$—

Intangible assets with indefinite lives:
Tradename and other	300.1	—	0.3	300.4
Total intangible assets, net	$300.5	$(0.4)	$0.3	$300.4

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

11.
Impairment of Long-Lived Assets

The Company performed a qualitative impairment analysis on its goodwill and tradename intangible assets as of September 30, 2025. As a result of the qualitative assessment, the Company noted no impairment indicators related to these assets as of September 30, 2025.

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

The Company also performed a qualitative impairment analysis on its other long-lived assets, including theater properties and right-of-use assets, as of September 30, 2025 to determine whether indicators of potential impairment existed at the theater level, which is the level at which the Company tests its other long-lived assets. The qualitative analysis considers relevant industry, economic and market conditions, industry trading multiples and recent developments that would impact the Company’s estimates of future cash flows, which are the primary estimate of fair market value at the theater level. The Company then performed a quantitative impairment analysis for those theaters for which indicators of potential impairment were identified.

See Note 1 and Note 11 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed February 19, 2025, for further discussion of the Company’s impairment policy and a description of the qualitative and quantitative impairment assessments performed.

The following table summarizes the Company’s impairment charges for the three and nine months ended September 30, 2025. There were no impairment charges recorded for long-lived assets, goodwill and intangible assets for the three and nine months ended September 30, 2024.

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
U.S. Segment
Theater properties	$0.1	$0.1
U.S. total	0.1	0.1

International segment
Theater properties	0.3	0.7
Theater operating lease right-of-use assets	0.2	1.4
International total	0.5	2.1

Total Impairment	$0.6	$2.2

The impairment charges for the three and nine months ended September 30, 2025 were related to theaters that were underperforming compared with the rest of our theater circuit.

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

See Note 7 for information about the fair value measurement of the outstanding liability-classified warrants as of September 30, 2025. Below is a summary of assets and liabilities measured at fair value on a recurring basis under FASB ASC Topic 820 as of September 30, 2025 and December 31, 2024.

		Carrying	Fair Value Hierarchy
Description	As of	Value	Level 1	Level 2	Level 3
Interest rate swap assets (1)	September 30, 2025	$1.4	$—	$1.4	$—
Investment in NCMI (2)	September 30, 2025	$19.7	$19.7	$—	$—

Interest rate swap assets (1)	December 31, 2024	$8.5	$—	$8.5	$—
Investment in NCMI (2)	December 31, 2024	$29.0	$29.0	$—	$—
(1)
See further discussion of interest rate swaps at Note 7.
(2)
See further discussion of investment in NCMI at Note 8.

See additional explanation of fair value measurement techniques used for long-lived assets, goodwill and intangible assets in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed February 19, 2025. There were no changes in valuation techniques during the nine months ended September 30, 2025.

13.
Foreign Currency Translation

The accumulated other comprehensive loss account in Holdings’ stockholders’ equity of $393.3 and $416.7 and CUSA’s stockholder's equity of $396.1 and $419.5 as of September 30, 2025 and December 31, 2024, respectively, primarily includes cumulative net foreign currency losses of $398.3 and $425.1 as of September 30, 2025 and December 31, 2024, respectively, from translating the financial statements of the Company's international subsidiaries and the cumulative changes in fair value of the interest rate swap agreements that are designated as hedges.

As of September 30, 2025, all foreign countries where the Company has operations are non-highly inflationary, other than Argentina. In non-highly inflationary countries, the local currency is the same as the functional currency and any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss. The Company deemed Argentina to be highly inflationary beginning July 1, 2018. A highly inflationary economy is defined as an economy with a cumulative inflation rate of 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The financial information of the Company’s Argentina subsidiaries was remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective July 1, 2018.

During the nine months ended September 30, 2025 and 2024, the Company entered into Blue Chip Swap transactions that resulted in losses of approximately $0.7 and $0.9, which are reflected in “Foreign currency exchange and other related loss” in the Company’s consolidated statements of income for the nine months ended September 30, 2025 and 2024, respectively. The Blue Chip Swap rate is the implicit exchange rate resulting from transactions where an entity buys U.S. dollar denominated securities in Argentina using Argentine pesos, and subsequently sells the securities for U.S. dollars, in Argentina (“Blue Chip Swap transactions”). The Blue Chip Swap rate can diverge significantly from Argentina’s official exchange rate.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Below is a summary of the impact of translating the September 30, 2025 and September 30, 2024 financial statements of the Company’s international subsidiaries:

			Other comprehensive income (loss), for the
	Exchange Rate as of		nine months ended
Country	September 30, 2025	December 31, 2024	September 30, 2025	September 30, 2024
Brazil	5.32	6.19	$19.9	$(12.1)
Chile	964.64	994.69	2.4	(1.4)
Colombia	3,923.34	4,409.99	2.4	(1.4)
All other			2.1	0.5
			$26.8	$(14.4)

As noted above, beginning July 1, 2018, Argentina was deemed highly inflationary. For the nine months ended September 30, 2025 and 2024, the Company recorded foreign currency exchange losses of $9.4 and $3.1, excluding the impact of Blue Chip Swap transactions noted above, respectively, due to the translation of Argentina's financial results to U.S. dollars.

14.
Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Nine Months Ended
	September 30,
	2025	2024
Cash paid for interest by Holdings (1)	$132.1	$129.2
Cash paid for interest by CUSA	$111.4	$108.5
Cash paid for income taxes, net	$26.5	$17.1
Noncash operating activities:
Interest expense - NCM (see Note 8)	$(16.0)	$(16.5)
Noncash investing activities:
Change in accounts payable and accrued expenses for the acquisition of theater properties and equipment (2)	$19.9	$(3.5)
Theater properties and other assets acquired under finance leases	$1.3	$31.3
Investment in NCMI – receipt of common units in NCM (see Note 8)	$—	$0.5
Dividends accrued on unvested performance and restricted stock unit awards	$0.7	$—
(1)
Includes the cash interest paid by CUSA.
(2)
Additions to theater properties and equipment included in accounts payable as of September 30, 2025 and December 31, 2024 were $26.8 and $6.9, respectively.

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

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	U.S. Reportable Segment	International Reportable Segment	Consolidated	U.S. Reportable Segment	International Reportable Segment	Consolidated
Revenue	$687.0	$173.9	$860.9	$1,869.2	$478.7	$2,347.9
Elimination of intersegment revenue	(3.4)	—	(3.4)	(9.2)	—	(9.2)
Total Revenue	683.6	173.9	857.5	1,860.0	478.7	2,338.7
Less:
Film rentals and advertising	203.4	42.1	245.5	544.3	113.4	657.7
Concession supplies	51.1	14.5	65.6	141.9	41.1	183.0
Salaries and wages	88.7	17.6	106.3	254.2	51.8	306.0
Facility lease expense	61.0	20.9	81.9	183.4	59.7	243.1
Utilities and other (1)	99.0	28.4	127.4	278.5	79.3	357.8
General and administrative	49.0	12.9	61.9	135.1	35.4	170.5
Other segment items (2)	(8.8)	0.1	(8.7)	(25.7)	0.1	(25.6)
Adjusted EBITDA (3)	$140.2	$37.4	$177.6	$348.3	$97.9	$446.2

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	U.S. Reportable Segment	International Reportable Segment	Consolidated	U.S. Reportable Segment	International Reportable Segment	Consolidated
Revenue	$744.8	$180.4	$925.2	$1,779.0	$464.8	$2,243.8
Elimination of intersegment revenue	(3.4)	—	(3.4)	(8.6)	—	(8.6)
Total Revenue	741.4	180.4	921.8	1,770.4	464.8	2,235.2
Less:
Film rentals and advertising	222.3	43.3	265.6	513.2	110.7	623.9
Concession supplies	49.3	15.2	64.5	126.8	38.3	165.1
Salaries and wages	91.1	18.8	109.9	244.4	49.7	294.1
Facility lease expense	63.5	22.4	85.9	184.0	60.7	244.7
Utilities and other (1)	97.3	29.7	127.0	255.7	76.4	332.1
General and administrative	44.8	11.6	56.4	125.7	35.3	161.0
Other segment items (2)	(7.6)	(0.4)	(8.0)	(18.0)	(1.0)	(19.0)
Adjusted EBITDA (3)	$180.7	$39.8	$220.5	$338.6	$94.7	$433.3
(1)
Utilities and other for the International reportable segment is shown net of intersegment expenses of $3.4 and $3.4 for the three months ended September 30, 2025 and 2024, respectively. Utilities and other for the International reportable segment is shown net of intersegment expenses of $9.2 and $8.6 for the nine months ended September 30, 2025 and 2024, respectively.
(2)
Other segment items for each reportable segment includes non-cash rent, share-based compensation expense and cash distributions from equity investees (reported entirely within the U.S. reportable segment).
(3)
See the table below for a reconciliation of net income to Adjusted EBITDA.

The following table sets forth a reconciliation of net income to Adjusted EBITDA for Holdings:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$50.5	$188.9	$106.6	$260.8
Add (deduct):
Income tax (benefit) expense	(22.9)	(42.7)	4.9	(71.3)
Interest expense ⁽¹⁾	32.2	36.7	110.1	109.0
Other loss (income), net ⁽²⁾	0.1	(22.4)	(8.9)	(40.0)
Cash distributions from equity investees ⁽³⁾	1.3	2.2	8.0	5.1
Depreciation and amortization	50.9	49.1	149.8	148.3
Impairment of long-lived and other assets	0.6	—	2.2	—
Loss (gain) on disposal of assets and other	3.0	(0.1)	(0.1)	2.0
Loss on debt amendments and extinguishments	—	3.0	1.5	5.5
Loss on warrants	54.5	—	54.5	—
Non-cash rent expense	(2.9)	(2.6)	(8.5)	(10.2)
Share-based awards compensation expense	10.3	8.4	26.1	24.1
Adjusted EBITDA	$177.6	$220.5	$446.2	$433.3
(1)
Includes amortization of debt issuance costs, amortization of original issue discount, and amortization of accumulated (losses) gains for amended swap agreements.
(2)
Includes interest income, foreign currency exchange and other related loss, interest expense - NCM, equity in income of affiliates, net (loss) gain on investment in NCMI and distributions from NCMI/NCM.
(3)
Reflects cash distributions received from equity investees that were recorded as a reduction of the respective investment balances. These distributions are reported entirely within the U.S. reportable segment.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Capital Expenditures by Reportable Segment

The following table is a breakdown of capital expenditures by reportable segment for Holdings:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Capital expenditures
U.S.	$42.3	$33.5	$84.2	$67.7
International	11.1	9.5	21.4	22.5
Total capital expenditures	$53.4	$43.0	$105.6	$90.2

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue	2025	2024	2025	2024
U.S.	$687.0	$744.8	$1,869.2	$1,779.0
Brazil	55.6	70.9	164.5	183.8
Other international countries	118.3	109.5	314.2	281.0
Eliminations	(3.4)	(3.4)	(9.2)	(8.6)
Total	$857.5	$921.8	$2,338.7	$2,235.2

	As of	As of
Theater properties and equipment, net	September 30, 2025	December 31, 2024
U.S.	$969.2	$996.1
Brazil	53.2	47.2
Other international countries	103.8	101.8
Total	$1,126.2	$1,145.1

16.
Related Party Transactions

A subsidiary of the Company manages a theater for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, who is Lee Roy Mitchell’s son-in-law and Kevin Mitchell’s brother-in-law. Lee Roy Mitchell, our founder, owns, both directly and indirectly, approximately 8.5% of Holdings’ common stock and Kevin Mitchell is a member of Holdings’ Board of Directors. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theater revenue. The Company recorded $0.6 and $0.6 of management fee revenue during the nine months ended September 30, 2025 and 2024, respectively. All such amounts are included in the condensed consolidated statements of income, with the intercompany amounts eliminated in consolidation. During the nine months ended September 30, 2025 and 2024, the Company paid excess cash distributions of $0.8 and $0.6, respectively to Lone Star Theatres, Inc. as required by the partnership agreement, which were recorded as a reduction of noncontrolling interests on each of Holdings’ and CUSA’s condensed consolidated balance sheets.

Kevin Mitchell, a director of the Company, owns ShowBiz Direct, LLC (“ShowBiz Direct”). ShowBiz Direct distributes and markets motion pictures through itself or independent third parties. The Company conducted arms-length negotiations with an independent third party for film licensing terms and agreed to film licensing terms for ShowBiz Direct substantially similar to film licensing terms agreed to with other similarly sized independent distributors. The Audit Committee reviewed the film licensing rates for ShowBiz Direct and found that such rates were fair to the Company. During the three and nine months ended September 30, 2025 and 2024, the Company recorded film rental expense of $0.0 and $1.8, respectively. ShowBiz Direct is entitled to a fixed distribution fee and reimbursement of marketing expenses, including an agreed upon return on marketing expenses, from the content owner out of such film rental.

A subsidiary of the Company leases 12 theaters from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Holdings' directors and is an officer of the general partner of Syufy. For the nine months ended September 30, 2025 and 2024, the Company paid total rent of $16.5 and $16.9, respectively, to Syufy. CUSA provides digital equipment support to drive-in theaters owned by Syufy. The Company recorded management fees related to these services of $0.03 and $0.03 during the nine months ended September 30, 2025 and 2024, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

A subsidiary of the Company has a 50% voting interest in FE Concepts, a joint venture with AWSR, an entity which owns the remaining 50% of FE Concepts. AWSR is owned by Lee Roy Mitchell and Tandy Mitchell. FE Concepts operates a family entertainment center that offers bowling, gaming, movies and other amenities. CUSA has a theater services agreement with FE Concepts under which the Company receives service fees for providing film booking and equipment monitoring services for the facility. The Company recorded management fees of $0.06 and $0.05 related to these services during the nine months ended September 30, 2025 and 2024, respectively. The Company received a cash distribution of $4.0 from FE Concepts during the nine months ended September 30, 2025.

During the three and nine months ended September 30, 2025, CUSA paid cash distributions totaling approximately $509.1 to Cinemark Holdings, Inc., primarily to fund the settlement of the 4.50% Convertible Senior Notes and warrant transactions, as well as to fund the payment of the Company’s shareholder dividends. See Note 7 for further discussion of the 4.50% Convertible Senior Notes and warrant transactions and Note 6 for further discussion of the Company’s shareholder dividends.

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

National CineMedia LLC Bankruptcy. On June 3, 2023, NCM filed an Emergency Motion for Entry of an Order (1) approving and Authorizing Debtor to Enter into and Perform Under (a) the Termination and Settlement Agreement and (b) the Network Affiliate Transaction Agreement with Regal Cinemas, Inc. (the “9019 Motion”). The 9019 Motion requested an order, among other things, that the most favored nations clause (the “MFN”) in Cinemark’s Exhibitor Services Agreement was not triggered by the Network Affiliate Transaction Agreement with Regal Cinemas, Inc. On June 14, 2023, Cinemark filed an objection to the 9019 Motion. On June 26, 2023, the bankruptcy court entered a confirmation order, which among other things, approves NCM’s assumption of Cinemark’s Exhibitor Services Agreement but fails to preserve or recognize Cinemark’s rights under the MFN with respect to the Network Affiliate Transaction Agreement. Cinemark appealed the confirmation order in the United States District Court for the Southern District of Texas, Houston Division, which affirmed the bankruptcy court's order. The Company appealed the District Court's order with the U.S. Fifth Circuit Court of Appeals. The U.S. Fifth Circuit Court of Appeals affirmed the lower court’s rulings, and the Company has decided not to appeal this ruling.

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

Latishma Narayan, individually and on behalf of others similarly situated vs. Cinemark USA, Inc., Century Theatres, Inc., et al. This class action lawsuit was filed December 27, 2024, in the Superior Court in the State of California for the County of San Mateo alleging violations of the California Labor Code for failure to pay minimum wages, failure to pay wages and overtime, failure to provide meal and rest breaks, failure to pay vacation wages, failure to maintain payroll records, and failure to reimburse necessary expenditures. On July 31, 2025, the court granted Cinemark’s motion to compel arbitration of plaintiff’s claims. Cinemark firmly maintains that the contentions of the plaintiff are without merit and will vigorously defend itself against the lawsuit. The Company cannot predict the outcome of this litigation.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

18.
Income Taxes

The One Big Beautiful Bill Act ("OBBBA") was signed into law on July 4, 2025. The OBBBA makes permanent certain expiring provisions of the Tax Cuts and Jobs Act and restores favorable tax treatment for certain business provisions including 100% bonus depreciation and the business interest expense limitation. In general, the favorable bonus depreciation and interest expense limitation provisions will allow the Company to accelerate deductions and reduce cash taxes. The impacts of the OBBBA are reflected in our condensed consolidated financial statements for the three and nine months ended September 30, 2025, as discussed below.

The Company assesses the likelihood that it will be able to recover its deferred tax assets against future sources of taxable income and reduces the carrying amounts of deferred tax assets by recording a valuation allowance if, based on all available evidence, the Company believes it is more likely than not that all or a portion of such assets will not be realized. The changes in tax law within the OBBBA resulted in sufficient positive evidence to reach a conclusion that valuation allowances related to federal and certain state interest expense carryforwards are no longer required. During the three months ended September 30, 2025, the Company recorded a discrete deferred tax benefit of $47.7 for Holdings related to the release of valuation allowances recorded against federal and certain state interest expense carryforwards.

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

19.
Subsequent Events

On October 30, 2025, Holdings’ Board of Directors approved a share repurchase program. Under the share repurchase program, Holdings is authorized to repurchase up to $300.0 of its outstanding stock, before direct costs associated with the share repurchases.

On November 4, 2025, Holdings’ Board of Directors approved an increase to the annual cash dividend from $0.32 to $0.36 per share of common stock per annum, or $0.09 per quarter, effective for our next quarterly dividend payment. The next quarterly dividend will be payable on December 12, 2025 to shareholders of record as of November 28, 2025.

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

We are a leader in the theatrical exhibition industry, with theaters in the U.S., Brazil, Argentina, Chile, Colombia, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, and Paraguay. As of September 30, 2025, we managed our business under two reportable segments – U.S. markets and international markets. See Note 15 to the condensed consolidated financial statements.

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

Films leading the box office during the nine months ended September 30, 2025 included new releases A Minecraft Movie, Lilo & Stitch, Superman, Jurassic World: Rebirth, and Sinners.

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

Although salaries and wages include a fixed cost component (i.e., the minimum staffing costs to operate a theater facility during non-peak periods), salaries and wages tend to move in relation to anticipated changes in attendance. Staffing levels may vary based on the amenities offered at each location, such as full-service restaurants, bars or expanded food and beverage options. In certain international locations, staffing levels are also subject to local regulations, including minimum hour requirements. Labor market conditions and inflationary pressures have driven increases in wage rates and benefits across our labor base and similar increases may continue in the future.

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

General and administrative expenses to support the overall management of the Company are primarily fixed in nature. Fixed expenses include salaries, wages and benefits costs for our corporate office personnel, facility expenses for our corporate and other offices, software license and maintenance costs and audit fees. General and administrative expenses also include some variable expenses such as incentive compensation, consulting and legal fees, general supplies, and other costs that are not specifically associated with the operations of our theaters.

Recent Developments

On October 30, 2025, Holdings’ Board of Directors approved a share repurchase program. Under the share repurchase program, Holdings is authorized to repurchase up to $300 million of its outstanding stock, before direct costs associated with the share repurchases.

On November 4, 2025, Holdings’ Board of Directors approved an increase to the annual cash dividend from $0.32 to $0.36 per share of common stock per annum, or $0.09 per quarter, effective for our next quarterly dividend payment. The next quarterly dividend will be payable on December 12, 2025 to shareholders of record as of November 28, 2025.

Results of Operations

The following table sets forth, for the periods indicated, the amounts for certain items reflected in the operating income of Holdings along with each of those items as a percentage of revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating data (in millions):
Revenue
Admissions	$429.7	$460.4	$1,160.9	$1,116.0
Concession	336.7	367.3	924.8	884.4
Other	91.1	94.1	253.0	234.8
Total revenue	$857.5	$921.8	$2,338.7	$2,235.2
Cost of operations
Film rentals and advertising	245.5	265.6	657.7	623.9
Concession supplies	65.6	64.5	183.0	165.1
Salaries and wages	106.3	109.9	306.0	294.1
Facility lease expense	81.9	85.9	243.1	244.7
Utilities and other	127.4	127.0	357.8	332.1
General and administrative expenses (1)	61.9	56.4	170.5	161.0
Depreciation and amortization	50.9	49.1	149.8	148.3
Impairment of long-lived and other assets	0.6	—	2.2	—
Loss (gain) on disposal of assets and other	3.0	(0.1)	(0.1)	2.0
Total cost of operations (1)	743.1	758.3	2,070.0	1,971.2
Operating income (1)	$114.4	$163.5	$268.7	$264.0

Operating data as a percentage of total revenue:
Revenue
Admissions	50.1%	50.0%	49.6%	49.9%
Concession	39.3%	39.8%	39.6%	39.6%
Other	10.6%	10.2%	10.8%	10.5%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of operations (2)
Film rentals and advertising (2)	57.1%	57.7%	56.7%	55.9%
Concession supplies (2)	19.5%	17.6%	19.8%	18.7%
Salaries and wages	12.4%	11.9%	13.1%	13.2%
Facility lease expense	9.6%	9.3%	10.4%	10.9%
Utilities and other	14.9%	13.8%	15.3%	14.9%
General and administrative expenses	7.2%	6.1%	7.3%	7.2%
Depreciation and amortization	5.9%	5.3%	6.4%	6.6%
Impairment of long-lived and other assets	0.1%	—%	0.1%	—%
Loss (gain) on disposal of assets and other	0.4%	—%	—%	0.1%
Total cost of operations	86.7%	82.3%	88.5%	88.2%
Operating income	13.3%	17.7%	11.5%	11.8%
Average screen count (3)	5,646	5,698	5,647	5,706
(1)
The only difference between components of operating income for Holdings, as presented above, and those of CUSA is incremental general and administrative expense recognized by Holdings. The following table sets forth, for the periods indicated, the amounts for general and administrative expense, total cost of operations and operating income of CUSA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating data (in millions):
Cost of operations
General and administrative expenses	$61.1	$55.5	$167.9	$158.2
Total cost of operations	$742.3	$757.4	$2,067.4	$1,968.4
Operating income	$115.2	$164.4	$271.3	$266.8

(2)
All costs are expressed as a percentage of total revenue, except film rentals and advertising, which are expressed as a percentage of admissions revenue, and concession supplies, which are expressed as a percentage of concession revenue.
(3)
Average screen count is calculated based on the average of month-end screen counts.

Three months ended September 30, 2025 (the “third quarter of 2025”) versus the three months ended September 30, 2024 (the “third quarter of 2024”)

Third quarter of 2025 - The North American Industry box office was approximately $2.5 billion during the third quarter of 2025 which included new releases Superman, Jurassic World: Rebirth, The Fantastic Four: First Steps, The Conjuring: Last Rites, and Weapons.

Third quarter of 2024 - The North American Industry box office was approximately $2.7 billion during the third quarter of 2024, which included new releases Deadpool & Wolverine, Despicable Me 4, Twisters, Beetlejuice Beetlejuice, and the carryover of Inside Out 2.

Revenue. The table below, presented by reportable segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenue.

	U.S. Reportable Segment			International Reportable Segment					Consolidated
	Three Months Ended September 30,			Three Months Ended September 30,					Three Months Ended September 30,
							Constant Currency (3)
	2025	2024	% Change	2025	2024	% Change	2025	% Change	2025	2024	% Change
Admissions revenue	$348.5	$375.2	(7.1)%	$81.2	$85.2	(4.7)%	$89.0	4.5%	$429.7	$460.4	(6.7)%
Concession revenue	272.4	299.6	(9.1)%	64.3	67.7	(5.0)%	69.8	3.1%	336.7	367.3	(8.3)%
Other revenue (1)	62.7	66.6	(5.9)%	28.4	27.5	3.3%	31.2	13.5%	91.1	94.1	(3.2)%
Total revenue (1)	$683.6	$741.4	(7.8)%	$173.9	$180.4	(3.6)%	$190.0	5.3%	$857.5	$921.8	(7.0)%
Attendance	33.2	37.6	(11.7)%	21.0	22.8	(7.9)%			54.2	60.4	(10.3)%
Average ticket price (2)	$10.50	$9.98	5.2%	$3.87	$3.74	3.5%	$4.24	13.4%	$7.93	$7.62	4.1%
Concession revenue per patron (2)	$8.20	$7.97	2.9%	$3.06	$2.97	3.0%	$3.32	11.8%	$6.21	$6.08	2.1%

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
•
U.S. Attendance decreased 11.7% to 33.2 million patrons during the third quarter of 2025 compared with 37.6 million patrons during the third quarter of 2024 reflecting a film slate that did not resonate as strongly with audiences compared with the third quarter of 2024. Average ticket price increased 5.2% to $10.50 during the third quarter of 2025 compared with $9.98 during the third quarter of 2024 primarily driven by strategic pricing actions and a higher mix of alternative content that carried elevated ticket pricing compared with traditional films. Concession revenue per patron increased 2.9% to $8.20 during the third quarter of 2025 compared with $7.97 during the third quarter of 2024 primarily driven by strategic pricing actions and a higher mix of merchandise. Other revenue for the third quarter of 2025 decreased 5.9% to $62.7 million compared with $66.6 million during the third quarter of 2024 primarily due to lower attendance, which drove a decrease in the variable components of other revenue, particularly transactional fees and screen advertising, partially offset by an increase in promotional income and gaming revenue.
•
International. Attendance decreased 7.9% to 21.0 million patrons for the third quarter of 2025 compared with 22.8 million patrons for the third quarter of 2024 reflecting a film slate that did not resonate as strongly with audiences compared with the third quarter of 2024. Revenues, average ticket price and concession revenue per patron for our international segment, as reported, were unfavorably impacted by exchange rate fluctuations during the third quarter of 2025. In constant currency, average ticket price increased 13.4% to $4.24 for the third quarter of 2025 primarily due to strategic and inflationary pricing actions, partially offset by promotional activities. Similarly, in constant currency, concession revenue per patron increased 11.8% to $3.32 for the third quarter of 2025 primarily due to inflationary pricing actions and country mix, partially offset by promotional activities. Other revenue increased 13.5% in constant currency to $31.2 million for the third quarter of 2025 primarily due to inflationary impacts, higher loyalty program revenue and increased transactional fees.

Cost of Operations. The table below, presented by reportable segment, summarizes our year-over-year theater operating costs.

	U.S. Reportable Segment			International Reportable Segment					Consolidated
	Three Months Ended September 30,			Three Months Ended September 30,					Three Months Ended September 30,
							Constant Currency (1)
	2025	2024	% Change	2025	2024	% Change	2025	% Change	2025	2024	% Change
Film rentals and advertising	$203.4	$222.3	(8.5)%	$42.1	$43.3	(2.8)%	$46.4	7.2%	$245.5	$265.6	(7.6)%
Concession supplies	$51.1	$49.3	3.7%	$14.5	$15.2	(4.6)%	$15.5	2.0%	$65.6	$64.5	1.7%
Salaries and wages	$88.7	$91.1	(2.6)%	$17.6	$18.8	(6.4)%	$18.9	0.5%	$106.3	$109.9	(3.3)%
Facility lease expense	$61.0	$63.5	(3.9)%	$20.9	$22.4	(6.7)%	$22.0	(1.8)%	$81.9	$85.9	(4.7)%
Utilities and other	$99.0	$97.3	1.7%	$28.4	$29.7	(4.4)%	$30.8	3.7%	$127.4	$127.0	0.3%
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
•
U.S. Film rentals and advertising costs decreased to 58.4% of admissions revenue for the third quarter of 2025 compared with 59.2% of admissions revenue for the third quarter of 2024 primarily due to a lower concentration of high-grossing films, partially offset by increased marketing spend. Concession supplies expense for the third quarter of 2025 was 18.8% of concession revenue compared with 16.5% for the third quarter of 2024. The increase in the concession supplies rate was primarily driven by a higher mix of merchandise, inflationary pressures and lower concession rebates, partially offset by strategic pricing actions and sourcing initiatives.

Salaries and wages decreased 2.6% to $88.7 million for the third quarter of 2025 compared with $91.1 million for the third quarter of 2024 due to lower attendance, reduced operating hours and the favorable impact of labor productivity initiatives, partially offset by wages and benefits inflation. Facility lease expense decreased 3.9% to $61.0 million driven by lower percentage rent. Utilities and other costs increased 1.7% to $99.0 million, primarily driven by higher electricity, repairs and maintenance, and gift card costs.

•
International. Our international operating costs, as reported, were favorably impacted by exchange rate fluctuations for the third quarter of 2025.

Film rentals and advertising costs increased to 51.8% of admissions revenue as reported for the third quarter of 2025 compared with 50.8% for the third quarter of 2024 due to the overall mix of films and increased marketing spend. Concession supplies expense remained relatively flat at 22.6% of concessions revenue as reported for the third quarter of 2025 compared with 22.5% for the third quarter of 2024.

Salaries and wages, facility lease expense and utilities and other expenses, as reported, for the third quarter of 2025 benefited from favorable exchange rate fluctuations. In constant currency, salaries and wages increased slightly to $18.9 million for the third quarter of 2025 primarily driven by wages and benefits inflation, mostly offset by effective labor management. Facility lease expense decreased 1.8% to $22.0 million in constant currency for the third quarter of 2025 primarily due to lower percentage rent, partially offset by inflationary increases. Utilities and other costs increased to $30.8 million in constant currency for the third quarter of 2025 due to inflationary pressures.

General and Administrative Expense. General and administrative expense for Holdings increased to $61.9 million for the third quarter of 2025 compared with $56.4 million for the third quarter of 2024. General and administrative expense for CUSA increased to $61.1 million for the third quarter of 2025 compared with $55.5 million for the third quarter of 2024. The increase for both Holdings and CUSA is primarily due to higher share-based compensation, wages and benefits inflation, increased headcount and higher cloud-based software costs, partially offset by the favorable impact of exchange rate fluctuations.

Depreciation and Amortization. Depreciation and amortization expense was $50.9 million for the third quarter of 2025 compared with $49.1 million for the third quarter of 2024.

Impairment of Long-Lived Assets. We recorded an asset impairment charge of $0.6 million during the third quarter of 2025 related to one domestic theater and three international theaters that have underperformed relative to the rest of our theater circuit. We did not record any asset impairment charges during the third quarter of 2024.

Loss (Gain) on Disposal of Assets and Other. A loss on disposal of assets and other of $3.0 million was recorded for the third quarter of 2025 compared with a gain of $0.1 million for the third quarter of 2024. Activity for the third quarter of 2025 was primarily related to the retirement of certain assets that were replaced as a result of theater remodels.

Interest Expense. Interest expense for Holdings, which includes amortization of debt issuance costs and original issue discount and amortization of accumulated losses for swap amendments, was $32.2 million during the third quarter of 2025 compared with $36.7 million during the third quarter of 2024. The interest expense attributable to CUSA was $29.3 million during the third quarter of 2025 compared with $30.6 million during the third quarter of 2024. The decrease in interest expense was primarily due to the payoff of the $460.0 million principal of the 4.50% Convertible Senior Notes on August 15, 2025 and the term loan reprice transactions in November 2024 and June 2025. See further discussion in Liquidity and Capital Resources below.

Interest Income. Interest income for Holdings was $10.1 million during the third quarter of 2025 compared with $14.2 million during the third quarter of 2024. The interest income attributable to CUSA was $9.9 million during the third quarter of 2025 compared with $11.1 million during the third quarter of 2024. The decrease in interest income primarily reflects lower average cash balances as a result of cash used to repay the $460.0 million principal of the 4.50% Convertible Senior Notes and for the cash settlement of the warrants. See further discussion of the Company’s long-term debt activity in Note 7 to the condensed consolidated financial statements.

Loss on Debt Amendments and Extinguishments. We recorded a loss on amendment and extinguishment of debt of $3.0 million during the third quarter of 2024 related to the early extinguishment of the 5.875% Senior Notes. We did not have a loss on amendment and extinguishment of debt during the third quarter of 2025.

Loss on Warrants. Holdings recorded a loss on warrants of $54.5 million during the third quarter of 2025 primarily related to the fair value adjustments recorded as a result of the Warrant Early Termination Agreements entered into on August 15, 2025. See further discussion of the warrants in Note 7 to the condensed consolidated financial statements and in Liquidity and Capital Resources below.

Foreign Currency Exchange and Other Related Loss. We recorded a foreign currency exchange loss of $5.2 million during the third quarter of 2025 compared with $3.0 million during the third quarter of 2024. Activity for the third quarter of 2025 and 2024 includes losses of $0.7 million and $0.9 million, respectively, associated with Blue Chip Swap transactions. Excluding the impact of Blue Chip Swap transactions, the loss on foreign exchange is primarily driven by the impact of hyper-inflationary accounting for Argentina, partially offset by currency exchange fluctuations related to US-denominated accounts in certain international countries.

Equity in Income of Affiliates. Equity in income of affiliates of $1.6 million was recorded during the third quarter of 2025 compared with $5.0 million during the third quarter of 2024. Equity in income of affiliates for the third quarter of 2024 reflected higher income earned from our investment in AC JV LLC. See Note 8 to the condensed consolidated financial statements for information about our equity investments.

Net Loss (Gain) on Investment in NCMI. We recorded a net loss on our investment in NCMI of $1.5 million during the third quarter of 2025 compared with a net gain of $11.6 million during the third quarter of 2024, primarily related to the mark-to-market adjustment of our investment in NCMI under the fair value basis of accounting. See Note 8 to the condensed consolidated financial statements for information about our investment in NCMI.

Income Taxes - Holdings. An income tax benefit of $22.9 million was recorded for the third quarter of 2025 compared with an income tax benefit of $42.7 million for the third quarter of 2024. The effective tax rate was approximately (82.8)% for the third quarter of 2025 compared with (29.2)% for the third quarter of 2024. The effective tax rate for the third quarter of 2025 was favorably impacted by changes in valuation allowances previously recorded against federal and certain state interest expense carryforwards. The effective tax rate for the third quarter of 2024 was favorably impacted by changes in valuation allowances previously recorded against certain foreign tax credits, other federal deferred tax assets, certain state net operating losses and other state deferred tax assets. Income tax provisions for interim periods are generally based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Income Taxes - CUSA. An income tax expense of $23.8 million was recorded for the third quarter of 2025 compared with an income tax benefit of $39.7 million for the third quarter of 2024. The effective tax rate was approximately 27.8% for the third quarter of 2025 compared with (26.4)% for the third quarter of 2024. The effective tax rate for the third quarter of 2025 differs from the U.S. statutory rate primarily due to foreign tax rate differences, U.S. tax impact of foreign operations, and state and local taxes. The effective tax rate for the third quarter of 2024 was favorably impacted by changes in valuation allowances previously recorded against certain foreign tax credits, other federal deferred tax assets, certain state net operating losses and other state deferred tax assets. Income tax provisions for interim periods are generally based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Nine months ended September 30, 2025 (the “2025 period”) versus the nine months ended September 30, 2024 (the “2024 period”)

2025 Period - The North American Industry box office generated approximately $6.7 billion during the 2025 period, which included new releases A Minecraft Movie, Lilo & Stitch, Superman, Jurassic World: Rebirth, and Sinners.

2024 Period - The North American Industry box office generated approximately $6.4 billion during the 2024 period, which included new releases Inside Out 2, Deadpool & Wolverine, Despicable Me 4, Dune: Part Two, and Twisters.

Revenue. The table below, presented by reportable segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenue.

	U.S. Reportable Segment			International Reportable Segment					Consolidated
	Nine Months Ended September 30,			Nine Months Ended September 30,					Nine Months Ended September 30,
							Constant Currency (3)
	2025	2024	% Change	2025	2024	% Change	2025	% Change	2025	2024	% Change
Admissions revenue	$939.5	$894.4	5.0%	$221.4	$221.6	(0.1)%	$246.4	11.2%	$1,160.9	$1,116.0	4.0%
Concession revenue	744.4	709.6	4.9%	180.4	174.8	3.2%	198.7	13.7%	924.8	884.4	4.6%
Other revenue (1)	176.1	166.4	5.8%	76.9	68.4	12.4%	86.4	26.3%	253.0	234.8	7.8%
Total revenue (1)	$1,860.0	$1,770.4	5.1%	$478.7	$464.8	3.0%	$531.5	14.4%	$2,338.7	$2,235.2	4.6%
Attendance	90.7	90.3	0.4%	58.0	59.8	(3.0)%			148.7	150.1	(0.9)%
Average ticket price (2)	$10.36	$9.90	4.6%	$3.82	$3.71	3.0%	$4.25	14.6%	$7.81	$7.44	5.0%
Concession revenue per patron (2)	$8.21	$7.86	4.5%	$3.11	$2.92	6.5%	$3.43	17.5%	$6.22	$5.89	5.6%

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
•
U.S. Attendance increased to 90.7 million patrons during the 2025 period compared with 90.3 million patrons during the 2024 period primarily driven by a film slate with a comparable level of consumer appeal year-over-year. Average ticket price increased 4.6% to $10.36 during the 2025 period compared with $9.90 during the 2024 period driven by strategic pricing initiatives. Concession revenue per patron increased 4.5% to $8.21 during the 2025 period compared with $7.86 during the 2024 period primarily driven by strategic pricing actions, a higher mix of merchandise and increased incidence rates. Other revenue for the 2025 period increased 5.8% to $176.1 million compared with $166.4 million during the 2024 period primarily due to higher transactional fees, promotional income and gaming revenue.
•
International. Attendance decreased to 58.0 million patrons for the 2025 period from 59.8 million during the 2024 period reflecting a film slate that did not resonate as strongly with audiences in our international markets year-over-year. Revenues, average ticket price and concession revenue per patron for our international segment, as reported, were unfavorably impacted by exchange rate fluctuations during the 2025 period. In constant currency, the average ticket price increased 14.6% to $4.25 for the 2025 period primarily due to inflationary pricing actions. Similarly, in constant currency, concession revenue per patron increased 17.5% to $3.43 for the 2025 period primarily due to inflationary pricing actions and a higher mix of merchandise. Other revenue increased 26.3% in constant currency to $86.4 million for the 2025 period primarily due to inflationary impacts, higher screen advertising and loyalty program revenue, and increased transactional fees.

Cost of Operations. The table below, presented by reportable segment, summarizes our year-over-year theater operating costs.

	U.S. Reportable Segment			International Reportable Segment					Consolidated
	Nine Months Ended September 30,			Nine Months Ended September 30,					Nine Months Ended September 30,
							Constant Currency (1)
	2025	2024	% Change	2025	2024	% Change	2025	% Change	2025	2024	% Change
Film rentals and advertising	$544.3	$513.2	6.1%	$113.4	$110.7	2.4%	$126.7	14.5%	$657.7	$623.9	5.4%
Concession supplies	$141.9	$126.8	11.9%	$41.1	$38.3	7.3%	$45.0	17.5%	$183.0	$165.1	10.8%
Salaries and wages	$254.2	$244.4	4.0%	$51.8	$49.7	4.2%	$57.3	15.3%	$306.0	$294.1	4.0%
Facility lease expense	$183.4	$184.0	(0.3)%	$59.7	$60.7	(1.6)%	$64.6	6.4%	$243.1	$244.7	(0.7)%
Utilities and other	$278.5	$255.7	8.9%	$79.3	$76.4	3.8%	$88.0	15.2%	$357.8	$332.1	7.7%
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
•
U.S. Film rentals and advertising costs increased to 57.9% of admissions revenue for the 2025 period compared with 57.4% of admissions revenue for the 2024 period primarily due to increased marketing spend. Concession supplies expense for the 2025 period was 19.1% of concession revenue compared with 17.9% for the 2024 period. The concession supplies rate for the 2025 period was primarily impacted by a higher mix of merchandise, inflationary pressures and lower concession rebates, partially offset by strategic pricing actions and sourcing initiatives.

Salaries and wages increased 4.0% to $254.2 million for the 2025 period compared with $244.4 million for the 2024 period due to wages and benefits inflation, partially offset by labor productivity initiatives. Facility lease expense of $183.4 million was relatively flat compared with the 2024 period. Utilities and other costs increased 8.9% to $278.5 million, primarily driven by increases in credit card fees, real estate taxes, property and liability insurance, repairs and maintenance costs, and utilities.

•
International. Our international operating costs, as reported, were favorably impacted by exchange rate fluctuations for the 2025 period.

Film rentals and advertising costs increased to 51.2% of admissions revenue as reported for the 2025 period compared with 50.0% for the 2024 period due to the increased concentration of high-grossing films and increased marketing spend. Concession supplies expense was 22.8% of concessions revenue as reported for the 2025 period compared with 21.9% for the 2024 period. The increase in the concession supplies rate was primarily driven by inflationary pressures and a higher mix of merchandise.

Salaries and wages, facility lease expense and utilities and other expenses, as reported, for the 2025 period benefited from favorable exchange rate fluctuations. In constant currency, salaries and wages increased to $57.3 million for the 2025 period primarily driven by wages and benefits inflation, partially offset by effective labor management. Facility lease expense increased to $64.6 million in constant currency for the 2025 period primarily due to inflationary increases and the dissipation of temporary rent abatements that benefited the 2024 period. Utilities and other costs increased to $88.0 million in constant currency for the 2025 period due to inflationary pressures and higher screen advertising related commissions.

General and Administrative Expense. General and administrative expense for Holdings increased to $170.5 million for the 2025 period compared with $161.0 million for the 2024 period. General and administrative expense for CUSA increased to $167.9 million for the 2025 period compared with $158.2 million for the 2024 period. The increase for both Holdings and CUSA is primarily due to higher share-based compensation, wages and benefits inflation, increased headcount, and higher professional fees and cloud-based software costs, partially offset by the favorable impact of exchange rate fluctuations.

Depreciation and Amortization. Depreciation and amortization expense increased to $149.8 million for the 2025 period compared with $148.3 million for the 2024 period.

Impairment of Long-Lived Assets. We recorded an asset impairment charge of $2.2 million during the 2025 period related to one domestic theater and five international theaters that have underperformed relative to the rest of our theater circuit. We did not record any asset impairment charges during the 2024 period.

(Gain) Loss on Disposal of Assets and Other. A gain on disposal of assets and other of $0.1 million was recorded for the 2025 period compared with a loss of $2.0 million for the 2024 period. Activity for the 2025 period was primarily related to gains on the sale of real estate, offset by the retirement of certain assets replaced as a result of remodels. Activity for the 2024 period was primarily related to the removal and disposal of equipment at closed theaters.

Interest Expense. Interest expense for Holdings, which includes amortization of debt issuance costs and original issue discount and amortization of accumulated losses for swap amendments, was $110.1 million during the 2025 period compared with $109.0 million during the 2024 period. The interest expense attributable to CUSA was $95.1 million during the 2025 period compared with $90.8 million during the 2024 period. The increase in interest expense was primarily due to the impact of the issuance of the 7.00% Senior Notes in July 2024, partially offset by the redemption of the remaining principal amount of the 8.75% Secured Notes during May 2024, the extinguishment of the 5.875% Senior Notes during July 2024, the term loan reprice transactions in May 2024, November 2024, and June 2025, and the payoff of the $460.0 million principal of the 4.50% Convertible Senior Notes on August 15, 2025. See further discussion in Liquidity and Capital Resources below.

Interest Income. Interest income for Holdings was $33.3 million during the 2025 period compared with $40.3 million during the 2024 period. The interest income attributable to CUSA was $30.8 million during both the 2025 and 2024 periods. The decrease in interest income for Holdings primarily reflects lower average cash balances as a result of cash used to repay the $460.0 million principal of the 4.50% Convertible Senior Notes and for the cash settlement of the warrants in the third quarter of 2025, as well as cash used for the repurchase of common stock through the Company’s share repurchase program in the first quarter of 2025. See further discussion of the Company’s share repurchase program in Liquidity and Capital Resources below.

Loss on Debt Amendments and Extinguishments. We recorded a loss on amendment and extinguishment of debt of $1.5 million during the 2025 period related to the amendment of our term loan, including the write-off of unamortized debt issuance costs and original issue discount, and legal and other fees paid. We recorded a loss on amendment and extinguishment of debt of $5.5 million during the 2024 period related to the amendment of our term loan and the redemption of the remaining 8.75% Secured Notes, and the extinguishment of the 5.875% Senior Notes, including the write-off of unamortized debt issuance costs and original issue discount, and legal and other fees paid. See Note 7 to the condensed consolidated financial statements for information about our loss on debt amendments and extinguishments.

Loss on Warrants. We recorded a loss on warrants of $54.5 million during the 2025 period related to the fair value adjustments recorded as a result of the Warrant Early Termination Agreements entered into on August 15, 2025. See further discussion of the warrants in Note 7 to the condensed consolidated financial statements and in Liquidity and Capital Resources below.

Foreign Currency Exchange and Other Related Loss. We recorded a foreign currency exchange loss of $5.7 million during the 2025 period compared with $7.9 million during the 2024 period. Activity for the 2025 and 2024 periods includes losses of $0.7 million and $0.9 million, respectively, associated with Blue Chip Swap transactions. Excluding the impact of Blue Chip Swap transactions, the loss on foreign exchange is primarily driven by the impact of hyper-inflationary accounting for Argentina, partially offset by currency exchange fluctuations related to US-denominated accounts in certain international countries.

Distributions from NCMI/NCM. We recorded distributions received from NCMI and NCM of $1.6 million during the 2025 period primarily related to a tax receivable agreement with NCM.

Equity in Income of Affiliates. Equity in income of affiliates of $5.1 million was recorded during the 2025 period compared with $11.3 million during the 2024 period. See Note 8 to the condensed consolidated financial statements for information about our equity investments.

Net (Loss) Gain on Investment in NCMI. We recorded a net loss on our investment in NCMI of $9.4 million during the 2025 period compared with a net gain of $12.8 million during the 2024 period, primarily related to the mark-to-market adjustment of our investment in NCMI under the fair value basis of accounting. See Note 8 to the condensed consolidated financial statements for information about our investment in NCMI.

Income Taxes - Holdings. An income tax expense of $4.9 million was recorded for the 2025 period compared with an income tax benefit of $71.3 million for the 2024 period. The effective tax rate was approximately 4.4% for the 2025 period compared with (37.6)% for the 2024 period. During the 2025 period, a deferred tax benefit of $47.7 million was recorded discretely related to the release of valuation allowances previously recorded against federal and certain state interest expense carryforwards. The changes in tax law within the OBBBA related to the business interest expense limitation resulted in sufficient positive evidence to reach a conclusion that valuation allowances related to federal and certain state interest expense carryforwards are no longer required. During the 2024 period, a deferred tax benefit of $116.3 million was recorded discretely related to the release of valuation allowances previously recorded against certain foreign tax credits, other federal deferred tax assets, certain state net operating losses and other state deferred tax assets as well as deferred tax assets in certain foreign jurisdictions. The release of these valuation allowances was the result of the availability of positive evidence related to sustained taxable income in the relevant jurisdictions to support the future realizability of deferred tax assets. These discrete benefits favorably impacted the effective tax rate for the 2025 and 2024 periods, causing the income tax expense and benefit, respectively, to vary significantly from the tax expense derived by applying the statutory tax rate to the pre-tax income for each respective period. Income tax provisions for interim periods are generally based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Income Taxes - CUSA. An income tax expense of $53.2 million was recorded for the 2025 period compared with income tax benefit of $67.6 million for the 2024 period. The effective tax rate was approximately 29.4% for the 2025 period compared with (33.7)% for the 2024 period. The effective tax rate for the 2025 period differs from the U.S. statutory rate primarily due to foreign tax rate differences, U.S. tax impact of foreign operations, and state and local taxes. During the 2024 period, a deferred tax benefit of $112.4 million was recorded discretely related to the release of valuation allowances previously recorded against certain foreign tax credits, other federal deferred tax assets, certain state net operating losses and other state deferred tax assets as well as deferred tax assets in certain foreign jurisdictions. The release of these valuation allowances was the result of the availability of positive evidence related to sustained taxable income in the relevant jurisdictions to support the future realizability of deferred tax assets. This discrete benefit favorably impacted the effective tax rate for the 2024 period, causing the income tax benefit to vary significantly from the tax expense derived by applying the statutory tax rate to the pre-tax income for the period. Income tax provisions for interim periods are generally based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Income Taxes - Valuation Allowances

The Company assesses the likelihood that it will be able to recover its deferred tax assets against future sources of taxable income and reduces the carrying amounts of deferred tax assets by recording a valuation allowance, if, based on all available evidence, the Company believes it is more likely than not that all or a portion of such assets will not be realized. There is a possibility that within the next 12 months, sufficient positive evidence may become available to reach a conclusion that a portion of the valuation allowance in certain state jurisdictions will no longer be required.

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

Cash provided by operating activities was $248.3 million for Holdings and $260.1 million for CUSA for the nine months ended September 30, 2025, compared with cash provided by operating activities of $269.6 million for Holdings and $279.5 million for CUSA for the nine months ended September 30, 2024. The decrease in cash provided by operating activities was primarily driven by the timing of payments to vendors for expenses partially offset by the level of revenue earned during each period.

Investing Activities

Investing activities have been principally related to the development, remodel and enhancement of theaters, which historically have been financed with cash flow from operations and debt financings. Cash used for investing activities was $98.6 million and $89.1 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in cash used for investing activities was primarily due to an increase in capital expenditures, partially offset by the sale of a land parcel and one of our owned theater properties during the nine months ended September 30, 2025.

Below is a summary of capital expenditures, disaggregated by new and existing theaters, for the nine months ended September 30, 2025 and 2024 (in millions):

	Nine Months Ended September 30,
	2025	2024
New theaters	$18.3	$16.5
Existing theaters	87.3	73.7
Total capital expenditures	$105.6	$90.2

We operated 497 theaters with 5,644 screens worldwide as of September 30, 2025. Theaters and screens opened and closed during the nine months ended September 30, 2025 were as follows:

	January 1, 2025	Built	Closed	September 30, 2025
U.S. (42 states)
Theaters	304	1	(1)	304
Screens	4,255	10	(16)	4,249

International (13 countries)
Theaters	193	—	—	193
Screens	1,398	—	(3)	1,395

Worldwide
Theaters	497	1	(1)	497
Screens	5,653	10	(19)	5,644

As of September 30, 2025, we had the following signed new build and expansion commitments:

	Theaters (1)	Screens (1)	Estimated Remaining Investment (2)
Remainder of 2025
U.S.	—	—	$—
International	1	6	6.5
Total	1	6	$6.5

Subsequent to 2025
U.S.	3	24	$50.4
International	1	9	12.8
Total	4	33	$63.2

Total commitments at September 30, 2025	5	39	$69.7
(1)
Based on the venue’s expected opening date.
(2)
Approximately $15.0 million is expected to be paid during the remainder of 2025 and $20.0 million, $26.0 million and $8.7 million is expected to be paid during 2026, 2027 and 2028, respectively. The timing of payments is subject to change in the event of construction or other delays.

Actual expenditures for the continued development of venues and remodels can vary based on such factors as the type of venue, the amenities being built or remodeled within the venue and the timing for completion of a project. Actual expenditures are also subject to change based upon the availability of attractive opportunities and the impact of tariffs. During the next twelve months and the foreseeable future, we plan to fund capital expenditures for our continued development projects with cash flow from operations and, if needed, borrowings under our revolving credit facility, proceeds from debt issuances, sale leaseback transactions and/or sales of excess real estate.

Financing Activities

Cash used for financing activities was $761.8 million for Holdings and $544.1 million for CUSA for the nine months ended September 30, 2025, compared with $94.7 million for Holdings and CUSA for the nine months ended September 30, 2024. The increase in cash used for financing activities for Holdings reflects the repayment of the principal on the 4.50% Convertible Senior Notes, the repurchase of common stock through the Company’s share repurchase program, cash paid to settle warrants, the payment of quarterly cash dividends in the first, second and third quarters of 2025, and an increase in restricted stock withholdings for the payment of payroll taxes on equity awards that vested during the period. Cash used for financing activities for CUSA was driven by cash distributions to Cinemark Holdings, Inc. to fund the repayment of the principal on the 4.50% Convertible Senior Notes and the cash settlements of warrants, as well as a portion of the quarterly cash dividend payments, and an increase in restricted stock withholdings for the payment of payroll taxes on equity awards that vested during the period. The cash used for financing activities during the nine months ended September 30, 2024 for both Holdings and CUSA reflected the repayment of the 5.875% Senior Notes and the redemption of the remaining 8.75% secured notes, partially offset by the issuance of the 7.00% Senior Notes.

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

During the first quarter of 2025, Holdings’ Board of Directors approved a reinstatement of the Company’s dividend at $0.32 per common share per annum, or $0.08 payable quarterly. Holdings, at the discretion of its Board of Directors and subject to applicable law, anticipates paying quarterly cash dividends on its common stock. The amount of the dividends to be paid in the future, if any, will depend upon our then available cash balances, anticipated cash needs, overall financial condition, loan agreement restrictions as discussed below, and future prospects for earnings and cash flows, as well as other relevant factors. The following table summarizes the quarterly dividends paid during the nine months ended September 30, 2025. See Note 6 to the condensed consolidated financial statements for further information about the dividends paid.

Declaration Date	Record Date	Payable Date	Amount per Share of Common Stock	Total (1)
2/18/2025	3/5/2025	3/19/2025	$0.08	$10.1
5/15/2025	5/29/2025	6/12/2025	0.08	9.4
8/13/2025	8/27/2025	9/10/2025	0.08	9.5
		Total	$0.24	$29.0
(1)
Of the total dividends recorded during the three and nine months ended September 30, 2025 $0.3 million and $0.7 million, respectively, were related to outstanding performance and restricted stock units and will not be paid until such units vest. See Note 9 to the condensed consolidated financial statements.

On May 15, 2025, as required by the indenture to the 4.50% Convertible Senior Notes, the Company provided irrevocable notice to the holders of the 4.50% Convertible Senior Notes of its election to settle all conversion obligations with respect to any 4.50% Convertible Senior Notes that are converted on or after May 15, 2025 by means of Combination Settlement as defined in the indenture to the 4.50% Convertible Senior Notes. Under the Combination Settlement, the Company repaid the $460.0 million outstanding principal amount of the 4.50% Convertible Senior Notes on their August 15, 2025 maturity date, using cash on hand. Concurrently, on August 15, 2025, the Company issued approximately 16.2 million shares of Holdings’ common stock for the $472.0 million owed above the $460.0 million principal amount of the 4.50% Convertible Senior Notes and received an equal and offsetting number of shares from the hedge counterparties. See “4.50% Convertible Senior Notes” below.

On August 15, 2025, Holdings entered into irrevocable warrant unwind and termination agreements with each of the warrant counterparties to unwind the warrant transactions the Company had entered into in connection with the issuance of the 4.50% Convertible Senior Notes (the “Warrant Early Termination Agreements”). Pursuant to the Warrant Early Termination Agreements, the Company will deliver approximately equal amounts of cash and shares of Holdings’ common stock to mitigate shareholder dilution. During the period from August 15, 2025 through September 30, 2025, the Company paid approximately $39.2 million in cash and issued 1.4 million shares of Holdings’ common stock with a value of approximately $39.2 million to settle a portion of the warrant transactions. Subsequent to September 30, 2025, the Company paid approximately $58.7 million in cash and issued 2.2 million shares of Holdings’ common stock with a value of approximately $58.7 million to settle the remaining warrant transactions in accordance with the Warrant Early Termination Agreements, with the final settlement to occur on November 5, 2025. See “4.50% Convertible Senior Notes” below.

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

4.50% Convertible Senior Notes

On August 21, 2020, Holdings issued $460.0 million of 4.50% convertible senior notes (the “4.50% Convertible Senior Notes”). The 4.50% Convertible Senior Notes matured on August 15, 2025. Interest on the notes was payable on February 15 and August 15 of each year.

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

On May 15, 2025, as required by the indenture to the 4.50% Convertible Senior Notes, the Company provided irrevocable notice to the holders of the 4.50% Convertible Senior Notes of its election to settle all conversion obligations with respect to any 4.50%

Convertible Senior Notes that are converted on or after May 15, 2025 by means of Combination Settlement as defined in the indenture to the 4.50% Convertible Senior Notes. On the August 15, 2025 maturity date of the 4.50% Convertible Senior Notes, the Company settled the $460.0 million outstanding principal amount of the 4.50% Convertible Senior Notes in cash and issued approximately 16.2 million shares of Holdings' common stock to the holders of the 4.50% Convertible Senior Notes for the $472,0 million owed above the $460.0 million principal amount.

Concurrently with the issuance of the 4.50% Convertible Senior Notes, Holdings entered into privately negotiated convertible note hedge transactions (the “hedge transactions”), with one or more of the initial purchasers of the 4.50% Convertible Senior Notes or their respective affiliates (the “option counterparties”). The hedge transactions covered, subject to anti-dilution adjustments substantially similar to those applicable to the 4.50% Convertible Senior Notes, the number of shares of Holdings’ common stock that underlied the aggregate amount of the 4.50% Convertible Senior Notes, which gave Holdings the option to purchase approximately 32.0 million shares of its common stock at a price of $14.35 per share, which was adjusted to approximately 32.2 million shares at a price of $14.27 per share as a result of the dividends paid to stockholders on March 19, 2025 and June 12, 2025, as discussed above. The hedge transactions were generally expected to reduce potential dilution to Holdings’ common stock upon any conversion of the 4.50% Convertible Senior Notes and/or offset any cash payments we may be required to make in excess of the principal amount of converted 4.50% Convertible Senior Notes. On May 15, 2025, the Company provided notice to the option counterparties of its election to settle the hedges by Net Share Settlement, as defined in the call option confirmations. The Company received from the option counterparties an equal and offsetting number of shares as delivered to the convertible noteholders to settle the amounts owed above the $460.0 million principal amount as discussed above, or 16.2 million shares. The settlement of the hedges occurred on August 15, 2025, concurrent with the maturity of the 4.50% Convertible Senior Notes.

Concurrently with entering into the hedge transactions, Holdings also entered into separate privately negotiated warrant transactions with the option counterparties (the “warrant transactions”), whereby Holdings sold to option counterparties warrants to purchase (subject to the net share settlement provisions set forth therein) up to the same number of shares of Holdings’ common stock, subject to customary anti-dilution adjustments (the “warrants”). The warrants could separately have a dilutive effect to the extent that the market value per share of Holdings’ common stock exceeds the strike price of the warrants on the applicable expiration dates unless, subject to the terms of the warrants, Holdings elects to cash settle the warrants. The warrants gave the option counterparties the option to purchase approximately 32.0 million shares at a price of $22.08 per share, adjusted to approximately 32.2 million shares at a price of $21.95 per share as a result of the dividends paid to stockholders on March 19, 2025 and June 12, 2025. The economic effect of these transactions was to effectively raise the strike price of the 4.50% Convertible Senior Notes to approximately $21.95 per share of Holdings’ common stock. Holdings received $89.4 million in cash proceeds from the warrant transactions, which were used, along with proceeds from the 4.50% Convertible Senior Notes, to pay approximately $142.1 million to enter into the hedge transactions. The cash proceeds from the warrant transactions were recorded as additional paid-in-capital in the Company’s Consolidated Statement of Equity.

On August 15, 2025, Holdings entered into Warrant Early Termination Agreements, pursuant to which the Company will deliver cash and shares to each counterparty, the amount of which is determined based upon the volume-weighted average price per share of the Company’s common stock during the observation period from August 18, 2025 through November 3, 2025, as specified in the Warrant Early Termination Agreements. Since a portion of the warrants are settled in cash under the Warrant Early Termination Agreements, the warrants were required to be accounted for as a liability, at estimated fair value, effective August 15, 2025. The estimated fair value of the liability was derived using a Monte Carlo simulation model. The estimated fair value of the warrants under the terms of the Warrant Early Termination Agreements exceeded the estimated fair value of the previously existing warrants by $15.1 million, and therefore the Company recognized a loss for that amount on August 15, 2025. During the period from August 15, 2025 through September 30, 2025, the Company paid approximately $39.2 million in cash and issued 1.4 million shares of Holdings’ common stock with a value of approximately $39.2 million to settle a portion of the warrant transactions. The estimated fair value of the liability for the remaining warrants at September 30, 2025 was $132.6 million and is reflected in “Liability for warrants” in Holdings’ condensed consolidated balance sheet at September 30, 2025. The Company recognized a loss of $39.4 million related to the fair value adjustment of the warrant liability between August 15, 2025 and September 30, 2025. The losses related to the warrants are collectively reflected as “Loss on warrants” in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2025. Subsequent to September 30, 2025, the Company paid approximately $58.7 million in cash and issued 2.2 million shares of Holdings’ common stock with a value of approximately $58.7 million to settle the remaining warrant transactions in accordance with the Warrant Early Termination Agreements, with the final settlement to occur on November 5, 2025.

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

On September 5, 2025, CUSA amended and restated its Credit Agreement to increase the revolving credit facility to $225.0 million and to reduce the range of rates at which the revolving credit loans bear interest. In addition, the rate at which CUSA is required to pay a commitment fee on the revolving line of credit now ranges from 0.25% to 0.375%. See below for additional discussion of interest rates on the revolving credit facility, and Note 7 to the condensed consolidated financial statements for additional information on the amendment of the revolving credit facility.

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

Pursuant to the amendment of the revolving credit facility noted above, interest on revolving credit loans accrues, at CUSA's option, at either (i) the Term SOFR Rate plus an applicable margin that ranges from 1.75% to 2.00% per annum, or (ii) the Alternate Base Rate, subject, in the case of this clause (ii) to a floor of 1.00% per annum, plus, in the case of this clause (ii), an applicable margin that ranges from 0.75% to 1.00%. The applicable margin with respect to revolving credit loans is a function of the Consolidated Net Senior Secured Leverage Ratio as defined in the Credit Agreement. As of September 30, 2025, the applicable margin was 1.75%, however, there were no borrowings outstanding under the revolving line of credit. In addition, CUSA is required to pay a commitment fee on the revolving line of credit that accrues at a rate ranging from 0.25% to 0.375% per annum of the daily unused portion of the revolving line of credit. The commitment fee rate is a function of the Consolidated Net Senior Secured Leverage Ratio and was 0.25% at September 30, 2025.

CUSA’s obligations under the Credit Agreement are guaranteed by Holdings and certain subsidiaries of Holdings other than CUSA (the “Other Guarantors”) and are secured by security interests in substantially all of Holdings’ and the Other Guarantors’ personal property.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on the ability of Holdings, CUSA and their subsidiaries to: merge, consolidate, liquidate, or dissolve; sell, transfer or otherwise dispose of assets; create, incur or permit to exist certain indebtedness and liens; pay dividends, repurchase stock and make other Restricted Payments (as defined in the Credit Agreement); prepay certain indebtedness; make investments; enter into transactions with affiliates; and change the nature of their business. At any time that CUSA has revolving credit loans outstanding, it is not permitted to allow the Consolidated Net Senior Secured Leverage Ratio to exceed 3.5 to 1.0. As of September 30, 2025, there were no revolving credit loans outstanding, and CUSA’s Consolidated Net Senior Secured Leverage Ratio was 0.3 to 1.

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

The Restricted Payments covenant, as defined in the Credit Agreement generally does not limit the ability of Holdings and its subsidiaries to pay dividends and make other Restricted Payments if the Consolidated Net Total Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 2.75 to 1.00. If the Consolidated Net Total Leverage Ratio is greater than 2.75 to 1.00, but not greater than 5.00 to 1.00, Restricted Payments generally may be made in an aggregate amount not to exceed the Available Amount (as defined in the Credit Agreement), which is a function of CUSA’s Consolidated EBITDA minus 1.75 times its Consolidated Interest Expense (as such terms are defined in the Credit Agreement) and certain other factors as specified in the Credit Agreement. As of September 30, 2025, the Consolidated Net Total Leverage Ratio was 2.23 to 1.00 and the Available Amount was $1.2 billion. In addition, the Credit Agreement contains other baskets that allow certain Restricted Payments in excess of the Applicable Amount.

We have three interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the term loan outstanding under the Credit Agreement. See Note 7 to the condensed consolidated financial statements for discussion of the interest rate swaps.

As of September 30, 2025, there was $633.9 million outstanding under the term loan and no borrowings were outstanding under the $225.0 million revolving line of credit. The average interest rate on outstanding term loan borrowings under the Credit Agreement as of September 30, 2025 was approximately 5.7% per annum, after giving effect to the interest rate swap agreements.

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

The 7.00% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of CUSA’s subsidiaries, or its guarantors, that guarantee, assume or in any other manner become liable with respect to any of CUSA’s or its guarantors’ other debt. If CUSA cannot make payments on the 7.00% Senior Notes when they are due, CUSA’s guarantors must make them instead. The 7.00% Senior Notes and the guarantees are senior unsecured obligations and rank equally in right of payment with all of CUSA’s and its guarantor’s existing and future senior debt, including the 5.25% senior notes due 2028 and all borrowings under CUSA’s Credit Agreement. The notes and the guarantees will be structurally subordinated to all existing and future debt and other liabilities of CUSA’s non-guarantor subsidiaries. The notes and the guarantees will be structurally senior to any future debt, if any, issued by Holdings that is not guaranteed by CUSA or any of its subsidiaries.

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

The 5.25% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of CUSA’s subsidiaries that guarantee, assume or become liable with respect to any of CUSA's or a guarantor’s debt. The 5.25% Senior Notes and the guarantees will be CUSA’s and the guarantors’ senior unsecured obligations and (i) rank equally in right of payment to CUSA’s and the guarantors’ existing and future senior debt, including borrowings under CUSA's Credit Agreement and CUSA’s existing senior notes, (ii) rank senior in right of payment to CUSA’s and the guarantors’ future subordinated debt, (iii) are effectively subordinated to all of CUSA’s and the guarantors’ existing and future secured debt, including all obligations under the Credit Agreement, in each case to the extent of the value of the collateral securing such debt, and (iv) are structurally subordinated to all existing and future debt and other liabilities of CUSA’s non-guarantor subsidiaries.

CUSA may redeem the 5.25% Senior Notes in whole or in part at redemption prices specified in the indenture.

Covenant Compliance

The indentures governing the 5.25% Senior Notes and the 7.00% Senior Notes ("the indentures") contain covenants that limit, among other things, the ability of CUSA and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of September 30, 2025, CUSA could have distributed up to approximately $4.3 billion to its parent company and sole stockholder, Holdings, under the terms of the indentures, subject to its available cash and other borrowing restrictions outlined in the indentures. Upon a change of control, as defined in the indentures, CUSA would be required to make an offer to repurchase the 5.25% Senior Notes and the 7.00% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indentures allow CUSA to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of September 30, 2025 was 6.9 to 1.

See discussion of dividend restrictions and the net senior secured leverage ratio under the Credit Agreement at Senior Secured Credit Facility above.

As of September 30, 2025, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The Company currently has variable rate debt. An increase or decrease in interest rates would affect its interest expense related to this variable rate debt. At September 30, 2025, we had an aggregate of $183.9 million of variable rate debt outstanding, after giving effect to the interest rate swaps. Based on the interest rates in effect on the variable rate debt outstanding at September 30, 2025, a 100 basis point increase in market interest rates would increase our annual interest expense by $1.8 million.

The table below provides information about the Company’s fixed rate and variable rate long-term debt agreements as of September 30, 2025. The Company has three interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the Company’s term loan debt. See Interest Rate Swap Agreements below. The Company’s long-term debt agreements include fixed rate and variable rate long-term debt of CUSA, which is guaranteed by Holdings.

	Expected Maturity for the Twelve Months Ending September 30,								Average
	(in millions)								Interest
	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value	Rate
Fixed rate	$—	$—	$765.0	$—	$450.0	$500.0	$1,715.0	$1,736.4	5.8%
Variable rate	6.4	6.4	6.4	6.4	158.3	—	183.9	184.6	6.3%
Total debt (1)	$6.4	$6.4	$771.4	$6.4	$608.3	$500.0	$1,898.9	$1,921.0	5.9%
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

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2025, under the supervision and with the participation of Holdings’ and CUSA’s principal executive officer and principal financial officer, Holdings and CUSA carried out an evaluation required by the Exchange Act of the effectiveness of the design and operation of their respective disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, Holdings’ and CUSA’s principal executive officer and principal financial officer concluded that, as of September 30, 2025, each of Holdings’ and CUSA’s respective disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by each of Holdings and CUSA in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to Holdings’ and CUSA’s management, including Holdings’ and CUSA’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in Holdings’ and CUSA’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, Holdings’ and CUSA’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) In the third quarter of 2025, Holdings purchased shares of its common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan
July 1 through July 31	8.83	$29.13	—	—
August 1 through August 31	—	$—	—	—
September 1 through September 30	—	$—	—	—
Total	8.83		—	—

(1) Represents shares of Holdings’ common stock (in thousands) repurchased in July, August and September of 2025 to satisfy employee tax-withholding obligations upon vesting in restricted stock.

For a description of limitations on the payment of Holdings’ dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Item 5. Other Information

Adoption of Rule 10b5-1 Trading Plans

On September 6, 2024, Melissa Thomas, our Executive Vice President – Chief Financial Officer, adopted a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 to sell up to 36,000 shares of the Company’s common stock. The plan was adopted to facilitate the orderly sale of shares of the Company’s common stock for personal financial planning purposes and is intended to satisfy the affirmative defense of Rule 10b5-1(c). The plan expired on August 15, 2025 when all remaining shares under the plan were sold.

On September 10, 2025, Ms. Thomas adopted a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 to sell up to 100,206 shares of the Company’s common stock. The plan was adopted to facilitate the orderly sale of shares of the Company’s common stock for personal financial planning purposes and is intended to satisfy the affirmative defense of Rule 10b5-1(c). The plan is set to expire on June 10, 2026, or when all of the shares under the plan are sold.

On November 27, 2024, Valmir Fernandes, our President of Cinemark International, adopted a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 to sell up to 50,000 shares of the Company’s common stock. The plan was adopted to facilitate the orderly sale of shares of the Company’s common stock for personal financial planning purposes and intended to satisfy the affirmative defense of Rule 10b5-1(c). The plan expired on September 10, 2025.

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

On March 13, 2025, Wanda Gierhart, our Chief Marketing and Content Officer, adopted a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 to sell up to 63,693 current shares of the Company’s common stock plus up to 2,136 shares of the Company’s common stock vesting in July 2025. The plan was adopted to facilitate the orderly sale of shares of the Company’s common stock for personal financial planning purposes and intended to satisfy the affirmative defense of Rule 10b5-1(c). The plan is set to expire on November 12, 2025, or when all of the remaining shares under the plan are sold.

On June 10, 2025, Mark Zoradi, a director, adopted a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 to sell up to 63,370 shares of the Company’s common stock. The plan was adopted to facilitate the orderly sale of shares of the Company’s common stock for personal financial planning purposes and intended to satisfy the affirmative defense of Rule 10b5-1(c). Mr. Zoradi terminated the plan on September 11, 2025.

On September 9, 2025, Sean Gamble, our President and Chief Executive Officer, adopted a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 to sell up to 182,661 shares of the Company’s common stock. The plan was adopted to facilitate the orderly sale of shares of the Company’s common stock for personal financial planning purposes and intended to satisfy the affirmative defense of Rule 10b5-1(c). The plan is set to expire on June 6, 2026, or when all of the shares under the plan are sold.

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

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2025

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$388.7	$72.2	$—	$460.9
Other current assets	395.2	13.3	(103.3)	305.2
Total current assets	783.9	85.5	(103.3)	766.1
Theater properties and equipment, net	1,126.2	—	—	1,126.2
Operating lease right-of-use assets, net	915.5	—	—	915.5
Other long-term assets	1,750.8	276.4	(363.0)	1,664.2
Total assets	$4,576.4	$361.9	$(466.3)	$4,472.0
Liabilities and equity
Current liabilities
Current portion of long-term debt	$6.4	$—	$—	$6.4
Current portion of operating lease obligations	215.5	—	—	215.5
Current portion of finance lease obligations	16.2	—	—	16.2
Current income tax payable	2.9	—	—	2.9
Accounts payable and accrued expenses	531.9	90.9	(103.3)	519.5
Total current liabilities	772.9	90.9	(103.3)	760.5
Long-term liabilities
Long-term debt, less current portion	2,119.6	—	(250.0)	1,869.6
Operating lease obligations, less current portion	758.0	—	—	758.0
Finance lease obligations, less current portion	97.9	—	—	97.9
Other long-term liabilities and deferrals	417.6	3.5	—	421.1
Total long-term liabilities	3,393.1	3.5	(250.0)	3,146.6
Commitments and contingencies
Equity	410.4	267.5	(113.0)	564.9
Total liabilities and equity	$4,576.4	$361.9	$(466.3)	$4,472.0

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2025

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Revenue	$2,338.7	$—	$—	$2,338.7
Cost of operations
Theater operating costs	1,747.6	—	—	1,747.6
General and administrative expenses	167.9	—	—	167.9
Depreciation and amortization	149.8	—	—	149.8
Impairment of long-lived and other assets	2.2	—	—	2.2
Gain on disposal of assets and other	(0.1)	—	—	(0.1)
Total cost of operations	2,067.4	—	—	2,067.4
Operating income	271.3	—	—	271.3
Interest expense	(96.7)	—	1.6	(95.1)
Equity in income of affiliates	1.1	4.0	—	5.1
Interest expense - NCM	(16.0)	—	—	(16.0)
Other income (loss)	61.9	(2.0)	(44.1)	15.8
Total other expense	(49.7)	2.0	(42.5)	(90.2)
Income before income taxes	221.6	2.0	(42.5)	181.1
Income tax expense	52.4	0.8	—	53.2
Net income	169.2	1.2	(42.5)	127.9
Less: Net income attributable to noncontrolling interests	2.5	—	—	2.5
Net income attributable to Cinemark USA, Inc.	$166.7	$1.2	$(42.5)	$125.4

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSLIDATING STATEMENT OF COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2025

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Net income	$169.2	$1.2	$(42.5)	$127.9
Other comprehensive income, net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of tax and settlements	(6.1)	—	—	(6.1)
Foreign currency translation adjustments	26.8	—	—	26.8
Total other comprehensive income, net of tax	20.7	—	—	20.7
Total comprehensive income, net of tax	189.9	1.2	(42.5)	148.6
Comprehensive income attributable to noncontrolling interests	(2.5)	—	—	(2.5)
Comprehensive income attributable to Cinemark USA, Inc.	$187.4	$1.2	$(42.5)	$146.1

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2025

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Operating activities
Net income	$169.2	$1.2	$(42.5)	$127.9
Adjustments to reconcile net income to cash provided by (used for) operating activities	152.3	9.4	42.5	204.2
Changes in assets and liabilities	(31.5)	(40.5)	—	(72.0)
Net cash provided by (used for) operating activities	290.0	(29.9)	—	260.1
Investing activities
Additions to theater properties and equipment	(105.6)	—	—	(105.6)
Proceeds from sale of assets and other	7.0	—	—	7.0
Dividends received from subsidiary	42.5	—	(42.5)	—
Repayments of loans with affiliates	(10.7)	10.7	—	—
Net cash (used for) provided by investing activities	(66.8)	10.7	(42.5)	(98.6)
Financing activities
Distributions paid to parent	(509.1)	(42.5)	42.5	(509.1)
Payment of debt issuance costs	(1.2)	—	—	(1.2)
Payment of fees on amendment of senior secured credit facility	(0.2)	—	—	(0.2)
Repayments of long-term debt	(4.8)	—	—	(4.8)
Restricted stock withholdings for payroll taxes	(17.6)	—	—	(17.6)
Payments on finance leases	(11.5)	—	—	(11.5)
Other financing activities	0.3	—	—	0.3
Net cash used for financing activities	(544.1)	(42.5)	42.5	(544.1)
Effect of exchange rate changes on cash and cash equivalents	16.1	—	—	16.1
Decrease in cash and cash equivalents	(304.8)	(61.7)	—	(366.5)
Cash and cash equivalents:
Beginning of period	693.5	133.9	—	827.4
End of period	$388.7	$72.2	$—	$460.9

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

Item 6. Exhibits

10.1

Forms of Warrant Unwind and Termination Agreement, dated as of August 15, 2025 (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed August 18, 2025).

10.2

Fourth Amendment, dated as of September 5, 2025, to the Second Amended and Restated Credit Agreement, dated as of May 26, 2023, among Cinemark Holdings, Inc., Cinemark USA, Inc., the several banks and other lenders from time to time party thereto, the other agents and arrangers named therein and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed September 5, 2025).

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
**101

The following material from the combined Cinemark Holdings, Inc. and Cinemark USA, Inc. Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith:

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

CINEMARK HOLDINGS, INC. CINEMARK USA, INC.
Registrants

DATE:	November 5, 2025

/s/ Sean Gamble
Sean Gamble
Chief Executive Officer

/s/ Melissa Thomas
Melissa Thomas
Chief Financial Officer