Form 10-K
period 2025-12-31
Cinemark Holdings, Inc.; CINEMARK USA INC /TX
filed 2026-02-18
CIK 1385280, 885975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

Cinemark Holdings, Inc. Yes ☐ No ☒

Cinemark USA, Inc. Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity owned by non-affiliates of Holdings as of June 30, 2025, computed by reference to the closing price for Holdings’ common stock on the New York Stock Exchange on such date was approximately $3.4 billion (112,632,352 shares held by non-affiliates at a closing price per share of $30.18). Because CUSA is wholly-owned by Holdings and there is no public trading market for its equity securities, CUSA is unable to calculate the aggregate market value of the voting and non-voting common equity owned by non-affiliates.

As of February 13, 2026, 115,526,237 shares of common stock of Cinemark Holdings, Inc. were issued and outstanding.

As of February 13, 2026, 1,500 shares of Class A common stock, $0.01 par value per share, and 182,648 shares of Class B common stock, no par value per share, of Cinemark USA, Inc. were outstanding and held by Cinemark Holdings, Inc.

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Holdings’ definitive proxy statement, in connection with its 2026 annual meeting of stockholders, to be filed within 120 days of December 31, 2025, are incorporated by reference into Part III, Items 10-14, of this annual report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

This combined annual report on Form 10-K includes “forward-looking statements” within the meaning of the federal securities laws, including the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Holdings is a holding company that conducts all of its operations through CUSA and its subsidiaries. The “forward-looking statements” may include our current expectations, assumptions, estimates and projections about the respective business and industry of Holdings and CUSA.

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

Cinemark Holdings, Inc. is a Delaware corporation incorporated on August 2, 2006. Cinemark USA, Inc. is a Texas corporation incorporated in 1984 and a wholly-owned subsidiary of Cinemark Holdings, Inc. Our principal executive offices are at 3900 Dallas Parkway, Plano, Texas 75093. Our telephone number is (972) 665-1000. General information about us can be found at www.cinemark.com. All annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on Holdings’ investor relations website at ir.cinemark.com free of charge under the heading “SEC Filings” as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission, or the SEC. Additionally, all filings with the SEC can be accessed on the SEC's website at www.sec.gov.

Unless the context otherwise requires, all references to “we,” “our,” “us,” “the Company” or “Cinemark” relate to Cinemark Holdings, Inc. and its consolidated subsidiaries. All references to CUSA relate to Cinemark USA, Inc. and its consolidated subsidiaries.

PART I

Unless the context otherwise requires, all references to “we,” “our,” “us,” “the Company” or “Cinemark” relate to Cinemark Holdings, Inc. (“Holdings”) and its consolidated subsidiaries. All references to CUSA relate to Cinemark USA, Inc. and its consolidated subsidiaries. Where it is important to distinguish between the entities, the report either refers specifically to Holdings or CUSA. All references to Latin America are to Brazil, Argentina, Chile, Colombia, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia and Paraguay. Unless otherwise specified, all operating and other statistical data is as of or for the year ended December 31, 2025.

Item 1. Business

We are a leader and one of the most geographically diverse operators in the theatrical exhibition industry. As of December 31, 2025, we operated 496 theaters and 5,637 screens in the United States, or “U.S.”, and Latin America. Our U.S. circuit operated 303 theaters and 4,241 screens and our Latin America circuit operated 193 theaters and 1,396 screens across 13 countries. Our significant and diverse presence in the U.S. and Latin America has made us an important distribution channel for movie studios and other content providers. We believe our portfolio of high-quality theaters with multiple platforms and amenities provides a preferred destination for moviegoers.

As of December 31, 2025, we managed our business under two reportable segments: U.S. markets and international markets. See Note 20 to the consolidated financial statements.

Theatrical Exhibition Industry Overview

The success of the theatrical exhibition industry is contingent upon several key factors, including the volume of new film and other content available, the box office performance of new film content released, the duration of the exclusive theatrical release window, and evolving consumer behavior with competition from other forms of in-and-out-of home entertainment.

Domestic

Preliminary estimates indicate that North American industry box office revenues were approximately $8.9 billion for 2025.

Films leading the box office during the year ended December 31, 2025 included A Minecraft Movie, Lilo & Stitch, Superman, Jurassic World: Rebirth, Zootopia 2, Wicked: For Good, Sinners, The Fantastic Four: First Steps, How to Train Your Dragon, and Avatar: Fire and Ash, among other films.

Films scheduled for release in 2026 include The Super Mario Galaxy Movie, Spider-Man: Brand New Day, Avengers: Doomsday, Toy Story 5, Minions 3, Moana, The Mandalorian & Grogu, The Odyssey, Jumanji 3 and Dune: Part Three, among other films.

International

Preliminary estimates for Latin American industry box office revenues in the countries where we operate were approximately $1.2 billion for 2025.

Box office performance in Latin America is dependent upon the quantity, quality and timing of Hollywood film product, and to a lesser extent, alternative content and local film product. Specific to Hollywood content, some topics, characters, and franchises may resonate differently with Latin American audiences, leading certain films to over or under index relative to North America. Box office performance in Latin American markets is also impacted by political, economic and social conditions, growing populations in select markets, and continued retail development.

Drivers of Continued Industry Success

We believe the long-term fundamentals of our industry remain intact:

Consumers Remain Enthusiastic for Theatrical Movie-Going. Consumer enthusiasm for theatrical movie-going remains evident, as audiences consistently engage with compelling content across genres and audience segments. Although box office performance and attendance levels can fluctuate depending on the volume and mix of film releases, the theatrical experience continues to hold a meaningful place in consumer entertainment preferences.

A Theatrical Release Enhances a Film’s Promotional Impact and Overall Asset Value. Theatrical exhibition has long been the primary distribution channel for launching new major film releases. A theatrical release provides an enhanced promotional platform for filmed entertainment content by heightening its exposure, increasing its perceived quality, strengthening recall, and driving greater viewing interest. Furthermore, experiencing content in a shared theatrical environment elevates emotions and engagement with stories and characters, which builds larger brands, franchises, and cultural moments. The theatrical release of a film generates the initial revenue stream, driving performance in downstream distribution channels, including streaming, which enhances overall asset value.

Resilient Industry Across Technology Innovations and Economic Cycles. Theatrical movie-going remains one of the most convenient and affordable forms of out-of-home entertainment. As such, it has proven resilient during inflationary and recessionary periods and across various technological innovations, including VHS, internet, DVD and streaming. For example, North American industry box office grew in six of the last eight recessions.

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

Maximize Attendance and Box Office While Expanding Revenue Opportunities. We actively focus on maximizing attendance and box office results through thoughtful pricing strategies, sophisticated showtime optimization and planning, and the pursuit of diverse alternative content that appeals to a broad consumer base. We also continue to invest in strengthening and leveraging our omni-channel marketing platforms and loyalty programs to expand our audience base, increase moviegoing frequency and strengthen loyalty to our brand. Additionally, we seek to drive ancillary revenue through expanding the food, beverage and merchandise products we offer, enhancing speed of service through space management improvements and mobile ordering, and extending the availability of our offerings beyond our theaters utilizing third-party delivery platforms and e-commerce channels. Furthermore, we look to monetize our facilities by offering options such as game rooms and by hosting private events. We are also testing more expansive experiences including bowling, laser tag, arcade games and restaurant and bar spaces.

Maintain a Disciplined Focus on Productivity and Profitability. We remain disciplined in our ongoing pursuit of continuous improvement, seeking opportunities to simplify processes, streamline operations, remove inefficiencies, and drive productivity. Areas of emphasis include further enhancing our workforce management tools and processes, strengthening inventory management, optimizing showtime planning, simplifying or eliminating administrative tasks through the use of technology, leveraging strategic sourcing strategies, and expanding automation opportunities. We continue to enhance data management and analytics to enable a more agile and responsive decision-making process. Furthermore, as part of our ongoing focus on profitability, we continuously optimize our footprint, assessing our global circuit to ascertain the most advantageous strategies for growth, recalibration, and strengthening of our theaters to deliver sustained long-term returns.

Competitive Strengths

We believe the following strengths allow us to compete effectively and position us well to deliver sustainable growth:

High Quality Assets. For more than a decade, we have made significant investments in our guest experience and prioritized ongoing investments that position Cinemark for continued success. By building new venues and continually upgrading our existing ones, we ensure a state-of-the-art movie-going experience. Maintaining high-quality assets remains one of our primary objectives and reinforces our dedication to providing an exceptional guest experience.

We offer our guests a premium large format experience through our 301 XD auditoriums, which represents the largest exhibitor-branded premium large format footprint in the world, along with 16 IMAX auditoriums and 12 ScreenX auditoriums across our worldwide circuit. Our XD auditoriums offer an enhanced experience utilizing the latest in digital projection and enhanced custom sound, including Barco Auro-Max 11.1 sound systems in select locations. The XD experience includes wall-to-wall screens, wrap-around sound, plush seating, reclining seats in a majority of our XD auditoriums and a maximum comfort entertainment environment for an immersive experience. A key benefit of our XD strategy includes programming flexibility, as we can show the content of our choice on our XD screens with no additional revenue share component outside of routine film rental. Our ScreenX auditoriums offer a 270-degree viewing experience. The ScreenX technology projects exclusive footage on the side walls of the auditorium during select movie scenes, providing elevated action sequences, breathtaking scenery and heightened emotions.

We are in the early stages of a multi-year project to strategically convert our auditoriums to more energy efficient Barco RGB laser projectors, which provide greater light output than the current technology, further enhancing the movie-going experience. As of December 31, 2025, we have transitioned approximately 22% of our auditoriums globally to the new laser projectors.

We have incorporated Luxury Lounger heated recliner seats into all of our recent domestic new builds and have repositioned many of our existing domestic theaters to offer this premium seating feature. We currently feature these recliner luxury loungers in 69% of our total domestic circuit.

We also have auditoriums that offer seats with immersive cinematic motion, which we refer to as motion seats, in 548 auditoriums throughout our circuit. These motion seats are programmed in harmony with the audio and video content of the film and further immerse guests into the on-screen action.

We offer enhanced food and beverages such as beer, wine and cocktails, Pizza Hut pizzas, burgers, sandwiches, and many other chef inspired dishes, all of which can be enjoyed in the comfort of the auditoriums, at a majority of our theaters. We also offer full bars or dine-in areas in many of our locations and we are continuing to expand these amenities to additional locations. In the U.S., we offer mobile concession ordering at all of our U.S. theaters allowing guests to pre-order select concession products and pick them up at the concession stand upon arrival or have them delivered to their seat. In addition, through third-party delivery partnerships, customers are able to order concession favorites to be delivered to their homes. We also offer mobile concession ordering in most of our Latin American theaters and delivery to seats in a select number of our premier Latin American theaters.

Distinctive Global Footprint. We have a distinctive global footprint with nearly 500 locations and over 5,600 screens in 14 countries that provide valuable scale, attractive diversification, and access to growth opportunities in under-penetrated markets.

We have a leading market share in most of the U.S. markets we serve, which includes a presence in 42 states. For the year ended December 31, 2025, we ranked either first or second, based on box office revenues, in 21 of our top 25 U.S. markets, including Dallas, the San Francisco Bay Area, Houston, Salt Lake City, Sacramento, Cleveland, Austin and Las Vegas.

We have a significant presence in major cities in Latin America, with theaters in 15 of the 20 largest metropolitan areas in Latin America as of December 31, 2025. We are the largest exhibitor in Brazil and Argentina and have significant market presence in Colombia, Peru and Chile. Our geographic diversity makes us an important global distribution channel for the movie studios.

Balanced Approach to Investment and Capital Allocation. Our balanced and disciplined investment approach centers on thoughtfully and actively pursuing strategic, financially accretive investments including reinvesting in our existing theaters, building new venues and exploring potential acquisitions of quality assets that complement our circuit. We have long believed in maintaining a strong balance sheet to enhance flexibility and risk management and in ensuring our capital investments earn a solid return. This philosophy has proven to be successful for us over varying economic cycles and industry challenges. We remain disciplined with our cash management and capital resource allocation strategies, while continuing to invest in the long-term health of our circuit.

Industry-Leading Operating Capabilities. Our operating philosophy focuses on creating an extraordinary guest experience, maintaining favorable theater-level economics, controlling operating costs and effectively reacting to changes in economic and market conditions. Our sophisticated operating tools, procedures, and rigor with meaningful strategic advances have led to Cinemark consistently outperforming the North American industry in 15 of the past 17 years based on gross box office data for the North American industry as published by Comscore. We remain highly focused on enhancing these operating initiatives to drive efficiencies and maximize our box office performance going forward.

We maintain a sophisticated technology support center that monitors sight and sound technology and provides technical support to our theaters to ensure a top-notch guest experience. We also utilize an advanced omni-channel marketing platform with significantly enhanced digital and social capabilities to target audiences and drive attendance.

We continue to leverage strategic pricing mechanics, guided by data and analytics on a per-theater basis that aim to maximize attendance, box office, concession incidence, and overall revenue. Additionally, we have implemented a continuous improvement program and deployed various sourcing strategies to drive efficiencies and help mitigate varied inflationary and supply chain-oriented headwinds. Furthermore, we have enhanced our operating practices to optimize showtimes, staffing, and operating hours theater by theater based on fluctuating weekly demand.

Loyal Customer Base with Extensive Reach. We have established a highly loyal customer base and an extensive marketing reach. Over 27 million members now participate in our global loyalty programs, and we consistently derive approximately 30% of our domestic box office from our nearly 1.5 million paid Movie Club subscription members. Furthermore, we have an addressable reach to over 33 million customers across our global circuit with whom we can actively communicate to spread awareness of upcoming events, deliver unique and personalized offers, and drive increased movie-going frequency.

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

Theater Operations

As of December 31, 2025, we operated 496 theaters and 5,637 screens in 42 U.S. states and 13 Latin American countries. We opened our first theater in the U.S. in 1984. We first entered Latin America when we opened a theater in Santiago, Chile in 1993. Since then, through a focused international growth strategy, we have developed into one of the most geographically diverse theater circuits in the region. We have balanced our risk through a diversified international portfolio, which included theaters in 15 of the 20 largest metropolitan areas in Latin America as of December 31, 2025. We are a market leader in Brazil and Argentina, where we are the largest exhibitor. We also have significant market presence in Colombia, Peru and Chile.

The following table summarizes the geographic locations of our theater circuit as of December 31, 2025.

Country	Total Venues	Total Screens
United States	303	4,241
Brazil	84	615
Argentina	23	196
Colombia	31	185
Chile	20	143
Central America (1)	17	114
Peru	15	115
Bolivia	1	13
Paraguay	2	15
Total	496	5,637
(1)
Includes Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala.

Content

We offer a wide variety of content at our theaters. We monitor upcoming film releases and other content and work diligently with film distributors to license content that we believe will be most successful in our theaters. We play mainstream films from many different genres, such as animated films, family films, dramas, comedies, horror and action films. We offer content in both 2-D and 3-D formats in all of our theaters, and in many locations, we offer either our XD premium large format, IMAX or ScreenX. We also offer a format that features motion seats and added sensory features.

We offer a variety of alternative entertainment content for our guests, such as foreign, independent and faith-based films, as well as concert events and other special events in our theaters. In certain Latin American markets where we operate, we also offer local film product to our guests. Additionally, we have the functionality and technological infrastructure to live-stream events via satellite network across our portfolio of theaters in the U.S. and Latin America.

In addition, AC JV, LLC, our joint venture with Regal Entertainment Group and AMC Entertainment, Inc., provides marketing and distribution of live and pre-recorded entertainment programming to augment theaters’ feature film schedules. AC JV, LLC, referred to as Fathom Entertainment, is the largest distributor of documentaries and inspirational content as well as classic films and performing arts, such as the Metropolitan Opera.

Film and Content Licensing

In the U.S., our corporate film department negotiates with film and content distributors to license content for our domestic theaters. Local film personnel in our international offices negotiate with local offices of major film distributors, local film distributors and independent content providers to license films for our international theaters. Film distributors determine film release dates as well as plan and fund the related film marketing campaigns, while we are responsible for scheduling the films at each of our theaters at the optimal showtimes for our guests.

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

Food and Beverage

Concession sales are our second largest revenue source. We have dedicated concession category teams that manage the success and profitability of our products, as well as analyze market trends and optimize pricing and promotions. These teams develop and manage short-term and long-term strategies that include the deployment of new products, film related events and programs, and the management of product assortments at a local and national level. We have expanded concession sales by enhancing our offerings and adapting to our customers’ changing preferences, as discussed below.

Product Mix. Our core concession product offerings include various sizes and types of popcorn, soft drinks, frozen carbonated drinks, candy and pre-packaged snacks and other quick-serve food items, such as hot dogs, pretzel bites, nachos and ice cream. We leverage internal and external data sources to customize menus by market or location based on guest preferences. In many markets, we offer enhanced food and beverage options for our guests including beer, wine and cocktails, freshly-made Pizza Hut pizzas, burgers, sandwiches, specialty desserts, and many other chef inspired dishes. We also aim to provide healthier snack options and diverse globally inspired foods based on market demographics. In addition to our food offerings, we also offer unique current and classic movie-themed merchandise to our guests, which continues to be a growing portion of our product mix.

New products and promotions are introduced on a regular basis to maintain and expand concession purchase incidence from our existing consumer base as well as to attract new consumers. In all of our domestic theaters and certain international countries, we offer a free loyalty program that routinely offers food and beverage promotions and rewards. Our paid subscription programs allow our guests to receive exclusive concessions discounts.

Innovation. We offer unique movie-themed merchandise to customers both in our theaters and online to enhance their experience and drive incremental revenue. Our online store offers unique merchandise to allow guests from across the country to enjoy our unique offerings without leaving the comfort of their homes. On an annual basis, we host a weeklong session focused on new food and beverage innovations across all core concession categories that allows us to better embrace new products and technologies. We are also the first major theater exhibition company to have partnered with all of the major third-party delivery services to allow consumers to have many of our concession products delivered to their homes from almost all of our U.S. locations. Our proprietary mobile concession ordering capability allows moviegoers to purchase their movie snacks in advance and have them waiting to be picked up upon arrival or delivered directly to their seat. This functionality, available at all of our U.S. theaters, streamlines the guest experience, adding convenience and enhanced guest service for our customers. Similarly, guests in our Latin American locations can pre-pay for select concession products online or at kiosks within the theater and pick them up at the concession stand.

Theater Design. Our theaters are designed to optimize the guest purchase experience at the concession stands to facilitate serving guests in an expedited manner. We strategically design our concession stands to maximize product visibility, reduce the length of concession lines, and improve traffic patterns around the concession stands to optimize guest traffic flow. We incorporate queue lines, self-serve candy cases, grab-and-go food cases, dynamic digital menu boards and bottled drink coolers at our concession stands to help provide convenience for our guests, drive impulse purchases and increase product visibility and appeal across all our core categories. We also have self-service cafeteria-style concession areas in many of our domestic theaters which allow customers to select their own food and refreshments and then proceed to the cash register when they are ready. This design allows for more efficient service and superior visibility of concession items. We also have lobby bars and VIP lounges in many domestic and international locations that provide guests space to socialize outside of the auditorium.

Staff Training. Employees are continually trained on the latest proper sales techniques, food safety, preparation and handling, and maintaining the quality of our concession product offerings. Many employees are also certified in food safety protocols and serving alcoholic beverages.

Cost Management. We negotiate concession prices and rebates that are volume or promotional-based directly with our suppliers. Concession products are generally managed through a distribution network, with all locations placing and receiving orders directly through a distributor. We monitor inventory levels at every location to ensure proper stock levels are maintained to appropriately serve our guests.

Supply chain interruptions, inflationary pressures, and tariffs, as well as growth in lower margin items such as merchandise and enhanced food options, may impact costs and limit product availability. Our food and beverage costs have been especially susceptible to inflationary pressures in more recent years, particularly for core commodities. In an effort to mitigate these pressures, we focus on identifying alternative products and suppliers as well as implementing strategic pricing actions.

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

Marketing and Promotions

Digital Marketing. Our investment in digital marketing and customer experience over the past several years has enabled us to expand our reach to our guests, communicate with them on a consistent basis, and streamline their digital customer journey. We continue to adapt our platforms to engage movie-goers more effectively and make it as compelling and simple as possible for them to purchase their next movie ticket and concessions from us. We keep our millions of guests informed with emails, push notifications, social media, website and mobile app updates, in-theater trailers and advertising to promote upcoming content and keep Cinemark elevated in the moviegoer consideration set.

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

Campaigns and Promotions. We market our theaters and special events, including new venue grand openings, remodel re-openings and VIP events, using email and in-app push messaging, social media communications, digital advertising, and various forms of traditional media advertising and hyper local activations. We exhibit previews of coming attractions and current films as part of our on-screen pre-feature program. We offer guests access to movie times, the ability to buy their tickets and reserve their seats in advance, and purchase concessions, merchandise and gift cards at our website, cinemark.com, via our mobile applications and our merchandise store at shop.cinemark.com. Guests can subscribe to our emails and push notifications to receive information about current and upcoming films and events at their preferred Cinemark location(s), including details about upcoming XD movies, advanced ticket sales, screenings, concert and other special events, live broadcasts, contests, promotions, and our latest concessions and merchandise offerings. We partner with film distributors on a regular basis to promote upcoming films through local, regional and national programs, many of which are exclusive to our theaters.

Social Media. In the evolution of our external communication strategy, we are meeting movie-goers where they are and ensuring we are present as they scroll throughout the day. We interact with moviegoers every day on social media platforms, such as Instagram, Facebook, X, TikTok and Snapchat to provide advanced ticketing, promotions, and event information, and to monitor and respond to guests’ questions and feedback.

Membership and Loyalty. Our domestic subscription membership program, Movie Club, offers guests a standard monthly ticket credit, waived online fees, member-pricing for a companion ticket and concession and other transaction discounts for their choice of a monthly or annual fixed price. Movie Club is a unique option to reward our loyal guests and allows us to stay informed of frequent moviegoers’ preferences. Movie Club includes a premium tier, Movie Club Platinum, allowing members with a high visit frequency and/or high volume of ticket purchases during the year to earn additional movie ticket credits, receive an increased concessions discount, and the ability to purchase additional tickets at a discounted price. Movie Club also includes an upgrade option where, for an additional fee, guests can subscribe to premium screen upgrade credits to be used on Cinemark XD, IMAX, and ScreenX premium formats, as well as motion seats.

We offer a free domestic loyalty program, Movie Fan, to our guests in the U.S. Movie Fan allows our moviegoers to earn one point for every dollar they spend. Points can then be redeemed for tickets, concession items, merchandise, sweepstakes entries and discounts.

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

Our global loyalty programs put us in direct contact with our moviegoers and provide opportunities for us to partner with the studios and our suppliers through targeted promotions. Our membership and loyalty programs are closely monitored, and new strategies are consistently tested to incentivize consumers to prioritize visiting our theaters.

Competition

We are a leader in the theatrical exhibition industry. We compete against local, regional, national and international exhibitors with respect to attracting guests, licensing films and developing new theater sites. Our primary U.S. competitors include Regal and AMC and our primary international competitors, which vary by country, include Cinépolis, Cine Colombia, CinePlanet, Kinoplex (GSR), UCI, Royal Films and Araujo.

We are generally able to book films at our theaters without regard to the film bookings of other exhibitors. Our success in attracting guests can depend on customer service quality, location, theater capacity, quality of projection and sound equipment, film showtime availability and ticket prices.

We compete for new sites with other movie theater exhibitors as well as other entertainment venues. Securing a potential site depends upon factors such as commercial terms, available investment resources, theater design and capacity, revenue potential and financial stability of developers as well as exhibitors.

We face competition from other forms of out-of-home entertainment competing for the public’s leisure time and disposable income, including family entertainment centers, concerts, theme parks and sporting events. We also face competition for guests from a number of alternative film distribution channels, such as streaming services, digital downloads, video on-demand and network television.

Seasonality

Our revenues have historically been seasonal, coinciding with the timing of releases of motion pictures by the major distributors. The most successful motion pictures have historically been released during summer months in the U.S., extending from May to July, and during the holiday season, extending from November through the end of the calendar year. In our Latin American markets, while Hollywood content has generally similar release dates as in the U.S., local holidays and seasons vary. The unexpected emergence of a hit film during other periods or the failure of an expected success at a key time could impact this seasonality trend. The timing, quantity and quality of film releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or for the same period in the following year.

Corporate Operations

Our global headquarters, referred to as the Cinemark Service Center, or CSC, is located in Plano, Texas. Personnel at the CSC provide oversight and support for our domestic and international theaters and includes our executive team and department heads in charge of film licensing, food and beverage, theater operations, theater construction and maintenance, real estate, human resources, marketing, legal, finance, accounting, tax and information technology. Our U.S. operations are comprised of several regions throughout the U.S. headed by 19 regional vice presidents. We have eight regional offices in Latin America responsible for the local management of theaters in 13 countries as of December 31, 2025 (Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala are managed out of one Central American regional office). Each regional office is headed by a general manager with additional personnel responsible for film licensing, marketing, human resources, information technology, operations and finance. We also have divisional or regional chief financial officers in several of our international regional offices.

Human Capital

Our business is seasonal and therefore, our headcount can vary throughout the year depending on seasonality and our expectations for the performance of movie releases. We do not have unionized employees within our domestic employee base, however many of our international locations are subject to union contracts.

We currently have approximately 18,300 employees in the U.S., approximately 21% of whom are full-time employees and 79% of whom are part-time employees. We have approximately 9,600 employees in our international markets, approximately 48% of whom are full-time employees and approximately 52% of whom are part-time employees.

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

To foster a corporate culture of transparency and collaboration, our senior management regularly conducts “town-hall” style meetings with employees to share, among other matters, the Company’s performance, business conditions and market challenges, strategies and initiatives, and to respond to employee concerns through question-and-answer sessions. Employees in the U.S. are also encouraged to provide feedback about their experience through periodic employee engagement surveys. Specifically, a survey goes out to our theaters twice a year to get a pulse on the employee experience in the field. A separate survey is conducted for employees at the CSC every two years. These voluntary surveys provide overall and department-specific reports and enable us to improve employee experience and culture. We aspire to provide a safe, open and accountable work environment for our employees. As a result of these engagement initiatives, the Company was recognized as one of USA Today’s Top Workplaces in 2025. In addition to these engagement initiatives, we also provide a hotline for all employees to report workplace concerns and violations with the option to report on an anonymous basis. We address such concerns and take appropriate actions that uphold our Cinemark Values.

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

Item 1A. Risk Factors

An investment in Holdings’ common stock or our debt securities involves risks and uncertainties, and our actual results and future trends may differ materially from our past or projected future performance. We urge investors to consider carefully the risk factors described below, in addition to the other information contained in this report, in evaluating our Company and our business. It is not possible to identify all risk factors, and additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially impact our business operations.

Risks Related to Our Business, Economic, Market and Operating Conditions

A variety of uncontrollable events may disrupt our businesses, reduce guest attendance, or increase the cost or reduce the profitability of providing our products and services.

Our results of operations can be significantly and adversely affected in the U.S., Latin America or in specific regions as a result of a variety of factors beyond our control, including: health concerns (such as health emergencies, endemics, epidemics and pandemics); adverse weather conditions arising from short-term weather patterns or long-term climate change, including catastrophic events or natural disasters such as hurricanes, typhoons, floods, droughts, wildfires and earthquakes; international, political or military developments, including trade and other international disputes and social unrest resulting in supply chain interruptions and increased tariffs and other costs; macroeconomic conditions, including a decline in economic activity, inflation, deflation and foreign exchange rate fluctuations; and terrorist attacks. These events and others, such as rising energy costs and computer virus attacks, intrusions, ransom ware or other widespread computing or telecommunications failures, may also damage our ability to provide our services.

We maintain insurance coverage against the risk of losses relating to some of these events, generally including certain physical damage to our property and resulting business interruption, cybersecurity events, certain injuries occurring on our property and some liabilities for alleged breach of legal responsibilities. When insurance is obtained it is subject to deductibles, exclusions, terms, conditions and limits of liability. The types and levels of coverage we obtain vary from time to time depending on our view of the likelihood of specific types and levels of loss compared to the cost of obtaining coverage for such types and levels of loss. We may experience material losses not covered by our insurance. The costs of protecting against such incidents may impact the results of our operations.

Our business depends on film production and performance.

Our business depends on the availability and performance of films for theatrical exhibition. Our industry relies on a consistent cadence of high-quality, wide-release films with broad consumer appeal. A reduced volume of new film releases, weaker film performance, or less effective marketing support can adversely affect attendance and revenue. Film production and release schedules may be disrupted by reductions in financing and production, as well as by labor actions such as strikes or work stoppages involving directors, writers, actors, or other industry groups. For example, the 2023 work stoppages by the Writers Guild of America and SAG-AFTRA delayed the production and release of certain films. Contract expirations for the WGA, DGA, and SAG‑AFTRA are scheduled again in 2026, and any related work stoppages could similarly delay future film releases.

The volume of new theatrical content has improved but has not returned to historical levels and may not fully recover, which could materially impact our business. Consolidation among major studios and evolving distribution strategies may further limit film availability, increase distributors’ bargaining power, or change the terms under which we license films. Certain distributors have also released titles exclusively or primarily in select premium formats, which can reduce the number of commercially viable titles available for our circuit and negatively impact attendance and revenue. Studios may additionally designate certain content for direct‑to‑streaming release, reducing the number of titles available for theatrical exhibition.

Our results of operations may be impacted by the reduction of exclusive theatrical windows

The exclusive theatrical window (“window”) refers to the period during which a film is exclusively available in theaters before it becomes accessible through in-home distribution channels, such as digital rental and/or sell-through (eg: PVOD, PEST), streaming services, television and physical media. This window remains a significant driver of box office performance and supports the overall value of the theatrical experience.

In the post-pandemic environment, theatrical windows have become more dynamic with length and structure varying by studio, film, and release timing. Certain studios have adopted strategies that have meaningfully reduced the duration of the window.

Shorter or more variable windows may influence guest behavior, including the decision to wait for in-home availability rather than attend a theater, which could adversely affect our attendance, results of operations, financial condition, and cash flows. In addition, reduced theatrical exclusivity may lessen the perceived distinctiveness of the theatrical experience, potentially impacting long-term consumer preferences.

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

We rely on content distributors to supply a majority of the content shown in our theaters. The distribution business is highly concentrated, with six major film distributors accounting for approximately 84% of U.S. box office revenues and 45 of the top 50 grossing films during 2025. Content distributors license films to exhibitors on a theater-by-theater and film-by-film basis. Consequently, we cannot guarantee a supply of content by entering into long-term arrangements with major distributors. A deterioration in our relationship with any of the major content distributors could adversely affect our ability to obtain commercially successful content and to negotiate favorable licensing terms for such content, both of which could adversely affect our business and operating results.

We face intense competition for patrons and films which may adversely affect our business.

The theatrical exhibition industry is highly competitive. We compete against local, regional, national and international exhibitors in many of our markets. We compete for both patrons and licensing of films. In markets where we do not face nearby competitive theaters, there is a risk of new theaters being built. The degree of competition for patrons is dependent upon such factors as location, theater capacity, presentation quality, film showtime and availability, customer service quality, products and amenities offered, and prices. The principal competitive factors with respect to film licensing include all of the aformentioned factors as well as the grossing potential of each theater and licensing terms. Additionally, the emergence of new ticketing platforms and agentic AI purchase channels could result in the loss of a significant portion of our online ticketing fees and adversely impact the effectiveness of our digital marketing. We also face competition from new concept theaters such as dine-in theaters, tavern style theaters and family entertainment centers that open in close proximity to our conventional theaters. If we are unable to attract patrons or license successful films, our business may be adversely affected.

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

We operated 193 theaters with 1,396 screens in 13 countries in Latin America as of December 31, 2025. Brazil represented approximately 6.8% of our consolidated 2025 revenue. Governmental regulation of the motion picture industry in foreign markets differs from that in the U.S. Changes in regulations affecting prices, product taxability and quota systems requiring the exhibition of locally-produced films may adversely affect our international operations. Our international operations are subject to certain political, economic and other uncertainties generally not encountered by our domestic operations, including risks of severe economic downturns and high inflation. We also face risks of currency fluctuations, hard currency shortages and controls of foreign currency exchange and cash payments to the U.S., all of which could have an adverse effect on the results of our operations and liquidity.

Labor market conditions, loss of key personnel, or inability for our workforce to scale as business evolves may negatively impact our operations and operating results.

Labor market conditions may affect our ability to hire and retain employees. The success of our business depends on our ability to recruit and retain our theater staff. Without proper staffing, customer service and operating hours may be reduced. These conditions could result in a poor guest experience, which could adversely affect future attendance. We could face similar challenges with respect to retaining senior level corporate employees. If we fail to develop an adequate succession plan for anticipated retirements or other losses of one or more senior executives, or other key personnel, it could adversely affect our ability to execute our business strategies and could have an adverse effect on our business, financial condition, and results of operations, especially if we were unable to timely employ a qualified replacement. Labor shortages could also result in rising wages, affecting our results of operations. We have historically relied on a lean workforce model. To the extent our employees are unable to sustain productivity levels or scale as our business evolves or grows, we may be required to expand our workforce, which could negatively impact our results of operations.

We are subject to impairment losses due to potential declines in the fair value of our assets.

We have a significant amount of long-lived assets. We evaluate long-lived assets for impairment at the theater level. Therefore, if a theater is directly and individually impacted by increased competition, adverse changes in market demographics, or adverse changes in the development or condition of the areas surrounding the theater, we may record impairment charges to reflect the decline in estimated fair value of that theater, as required by U.S. GAAP

We also have a significant amount of goodwill and tradename intangible assets. Other-than-temporary declines in our stock price or market capitalization, or declines in our attendance due to increased competition, macroeconomic conditions or other factors could result in impairments of goodwill and our intangible assets.

Impairment charges related to our long-lived assets, goodwill or intangible assets could have an adverse effect on our results of operations.

We are subject to uncertainties relating to future expansion plans, including our ability to identify suitable acquisition candidates or new theater site locations, and to obtain financing for such activities on favorable terms or at all.

We have historically expanded our operations through targeted worldwide theater development and acquisitions. We continue to pursue a strategy of expansion that involves the development of new theaters and may involve acquisitions of existing theaters and theater circuits both in the U.S. and internationally. There is significant competition for new site locations and for existing theater and theater circuit acquisition opportunities. As a result of such competition, we may not be able to secure attractive new site locations or acquire existing theaters or theater circuits on terms we consider acceptable. The pace of our growth may also be impacted by delays in site development caused by third parties. Acquisitions and expansion opportunities may divert a significant amount of management’s time away from the operation of our business. Growth by acquisition also involves risks relating to difficulties in integrating the operations and personnel of acquired companies and the potential loss of key employees of acquired companies. Our potential expansion strategy may not result in improvements to our business, financial condition, profitability or cash flows. Further, our expansion programs may require financing, which we may not be able to obtain on acceptable terms, or at all.

Risks Related to Financing and Liquidity

We have substantial long-term lease and debt obligations, which may restrict our ability to fund current and future operations and that restrict our ability to enter into certain transactions.

We have significant long-term debt service obligations and long-term lease obligations. As of December 31, 2025, the Company had $1,897.3 million in long-term debt obligations, which excludes unamortized debt issuance costs and original issue discount. As of December 31, 2025, Holdings and CUSA had $110.2 million in finance lease obligations and $1,006.0 million in operating lease obligations. The substantial lease and debt obligations could:

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
•
limit our ability to invest in innovations in technology and implement new platforms or concepts in our venues; and
•
make us more vulnerable to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to our competitors that may have lower debt levels.

Our ability to make scheduled payments of principal and interest on our indebtedness will depend on our ability to generate positive cash flows and on our future financial results. Our ability to generate positive cash flows is subject to general economic, financial, competitive, regulatory and other factors, some of which are beyond our control. If our cash flows and capital resources are insufficient to fund our lease and debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to take any of these actions, and these actions may not be successful or sufficient to permit us to meet our scheduled debt service obligations. Certain actions may also be restricted under the terms of our existing or future debt agreements.

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

Our debt currently has primarily non-investment grade ratings, and any rating assigned could be lowered (or outlook thereof could be changed) or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes in our business or industry, so warrant. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing. In particular, our access to the capital markets may be impacted, our other funding sources may decrease, the cost of debt may increase as a result of increased interest rates or fees, and we may be required to provide additional credit assurances, including collateral, under certain contracts or arrangements.

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

Holdings’ ability to pay dividends is limited by its status as a holding company and the terms of CUSA’s senior notes indentures and CUSA’s senior secured credit facility, which restrict Holdings’ ability to pay dividends and the ability of certain of its subsidiaries to pay dividends, directly or indirectly, to Holdings. Under CUSA’s debt instruments, we may pay a cash dividend up to a specified amount, provided we have satisfied certain financial covenants in, and are not in default under, CUSA’s debt instruments. The declaration of future dividends on Holdings’ common stock will be at the discretion of Holdings’ board of directors and will depend upon many factors, including our results of operations, cash flows, financial condition, earnings, capital requirements, limitations in CUSA’s debt agreements and legal requirements.

Future sales of Holdings’ common stock may adversely affect the prevailing market price.

Future sales of substantial amounts of Holdings’ common stock in the open market and the issuance of the shares reserved for potential future issuance under Holdings’ incentive plan or in connection with acquisitions or other corporate events would be dilutive to Holdings’ existing stockholders and could result in a decrease in Holdings’ stock price. Holdings cannot predict whether substantial amounts of its common stock will be sold in the open market in anticipation of, or following, any divestiture by any of its large stockholders, its directors or its executive officers of their shares of common stock. Holdings can also issue shares of its common stock which are authorized but unissued and not reserved for any specific purpose without any action or approval by its stockholders.

Regulatory Risks

We are subject to various government regulations which could result in substantial costs.

We are subject to various federal, state and local laws, regulations and administrative practices in the U.S. and internationally. We must comply with laws regulating, among other things, antitrust activities, employment environment, sale of goods and services, health and safety, alcoholic beverages, artificial intelligence, data protection and privacy and Title III of the Americans with Disabilities Act of 1990 (“ADA”) and similar state disability rights laws. Compliance with the ADA and similar disability rights laws requires us as a public accommodation to reasonably accommodate individuals with disabilities. This applies to the construction of new theaters, certain renovations, existing theaters, websites and mobile applications and presentations for the blind, deaf and hard of hearing. Changes in existing laws, regulations or administrative practices or new laws, regulations or administrative practices could result in substantial costs to us and have a significant impact on our business.

We may face data protection, data security, and privacy risks in connection with privacy regulation.

Strict data privacy laws regulating the collection, transmission, storage and use of employee data and consumers’ personally identifying information are evolving in the U.S. and other jurisdictions in which we operate. These laws impose compliance obligations for the collection, use, retention, security, processing, transfer and deletion of personally identifiable information of individuals and creates enhanced rights for individuals. Emerging artificial intelligence regulations could further increase compliance burdens and legal risks. These changes in the legal and regulatory environments in the areas of customer and employee privacy, data security, artificial intelligence, and cross-border data flows could have a material adverse effect on our business, primarily through the impairment of our marketing and transaction processing activities, the limitation on the types of information that we may collect, process, transfer and retain, the resulting costs of complying with such legal and regulatory requirements and defending legal claims alleging noncompliance, and potential monetary forfeitures and penalties for noncompliance.

We may be subject to increased labor and benefits costs.

In the U.S., we are subject to United States federal and state laws governing such matters as minimum wages, working conditions and overtime. We are also subject to union regulations in certain of our international markets, which can specify wage rates, minimum hours to be paid to certain employees and maximum daily hours that an employee can work. As federal and state minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees, but also the wages paid to employees at wage rates that are above minimum wage. Labor market conditions have also driven increases in wages across our labor base and similar increases may continue in the future. Labor shortages, increased employee turnover and health care mandates could also increase our labor costs. This in turn could lead us to increase prices, which could impact our sales. Conversely, if competitive pressures or other factors prevent us from offsetting labor costs by increasing prices, our results of operations may be adversely impacted.

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

We collect, use, store and maintain electronic information and data necessary to conduct our business, including confidential and proprietary information of the company, our customers, and our employees. We also rely on the availability of information technology systems to operate our business, including for communications, receiving and displaying movies, ticketing, guest services, cash receipts and payments, and other general operations. We rely on some of our vendors to store and process certain data and to manage, host, and/or provide some of our information technology systems. Because of the scope and complexity of our information technology systems, our reliance on vendors to provide, support and protect our systems and data, and the constantly evolving cyber-threat landscape, including those involving sophisticated artificial intelligence tools, our information technology systems are subject to the risk of disruption, failure, unauthorized access, cyber-terrorism, human error, misuse, tampering, theft, and other cyber-attacks. These or similar events, whether accidental or intentional, could result in theft, unauthorized access or disclosure, loss, fraudulent or unlawful use of customer, employee or company data, which could harm our reputation or result in a loss of business, as well as remedial and other costs, fines, investigations, enforcement actions or lawsuits. These or similar events could also lead to an interruption in the operation of our systems resulting in business impact, including loss of business. These same factors could also affect our ability to adapt to and comply with changing regulations and contractual obligations applicable to data security and privacy, which are increasingly demanding, both in the United States and in other jurisdictions where we operate. To address these risks, we have adopted multiple security measures and technology solutions, operate a comprehensive security program, and work continuously to evaluate and improve our security posture. However, the development and maintenance of these systems and programs are costly and require ongoing monitoring and updating as technologies change and efforts to bypass security measures become more sophisticated. As such, there can be no assurance that these or similar events will not occur in the future or will not have an adverse effect on our business and results of operations.

In addition to Company-specific cyber threats or events, our business and results of operations could also be impacted by cyber-related events affecting our peers and partners within the entertainment industry, as well as other retail companies. We maintain insurance designed to provide coverage for cyber events that we believe to be adequate and collectible in the event of the theft, loss, fraudulent or unlawful use of customer, employee or company data, but the foregoing events or future events could result in costs and business impacts that may not be covered or may be in excess of any available insurance that we may have procured. As a result, future events could have a material impact on our business and adversely affect our financial condition and results of operations.

Other General Risks

A failure to adapt to future technological innovations could impact our ability to compete effectively and could adversely affect our results of operations.

While we continue to invest in technological innovations, such as laser projectors, motion seats and digital consumer interfaces, new technological innovations may continue to impact our industry. If we are unable to respond to or invest in changes in technology and the technological preferences of our customers, we may not be able to compete with other exhibitors or other entertainment venues, which could adversely affect our results of operations.

Legislative or regulatory initiatives related to global warming/climate change concerns may negatively impact our business.

Recently, there has been an increasing focus and continuous debate on global climate change including increased attention from regulatory agencies and legislative bodies. This increased focus may lead to new initiatives directed at regulating an as-yet unspecified array of environmental matters. Legislative, regulatory or other efforts to combat climate change could result in future increases in the cost of raw materials, taxes, reporting requirements, transportation and utilities for our vendors and for us, which would result in higher operating costs for the Company. Also, compliance of our theaters and accompanying real estate with new and revised environmental, zoning, land-use or building codes, laws, rules or regulations, could have a material and adverse effect on our business. However, we are unable to predict at this time, the potential effects, if any, that any future environmental initiatives may have on our business.

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

We may be found liable if the consumption of any of the products we sell causes illness or injury. We are also subject to product recalls if food products become contaminated. Recalls could result in losses due to the cost of the recall, the destruction of the product and a reduction in revenues due to the unavailability of the product for a period of time and reputational damage.

Our business, financial condition and results of operations may be adversely impacted by the effects of inflation.

Inflation has the potential to adversely affect our business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the price we charge our guests or offset the increased costs with other measures. Other inflationary pressures could affect wages and the cost and availability of concession supplies. Inflation may further exacerbate other risk factors, including supply chain disruptions and risks related to international operations.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy. The Company has developed an information security program to address material risks from cybersecurity threats. The program includes policies and procedures that identify how security measures and controls are developed, implemented, and maintained. Risk-based analysis and judgment, along with a recognized security framework, are used to select security controls to address risks. During this process, the following factors, among others, are considered: likelihood and severity of risk, impact on the Company if a risk materializes, feasibility and cost of controls, and impact of controls on operations. Specific controls that are used to some extent include endpoint threat detection and response (EDR), identity and access management (IAM), privileged access management (PAM), logging and monitoring involving the use of security information and event management (SIEM), multi-factor authentication (MFA), firewalls and intrusion detection and prevention, and vulnerability and patch management.

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

The Company has a written incident response plan and conducts tabletop exercises to enhance incident response preparedness. Business continuity and disaster recovery plans are used to prepare for the potential for a disruption in technology we rely on. The Company is a member of an industry cybersecurity intelligence and risk sharing organization. Employees undergo security awareness training when hired and on an annual basis. The Company (or third parties it relies on) may not be able to fully, continuously, and effectively implement security controls as intended. As described above, we utilize a risk-based approach and judgment to determine the security controls to implement, and it is possible we may not implement appropriate controls if we do not recognize or underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. And events, when detected by security tools or third parties, may not always be immediately understood or acted upon.

Additionally, forward-looking cybersecurity threats that could have a material impact on the Company are discussed in Item 1A. Risk Factors, under the heading of Risks Related to Information Security and Business Disruptions. Those sections of Item 1A. Risk Factors should be read in conjunction with this Item 1C. Cybersecurity.

Governance. The Chief Technology Officer (CTO) is the management position with primary responsibility for the development, operation, and maintenance of our information security program. The Company’s CTO, Doug Fay, has served as the Chief Technology Officer & Sr. Vice President for Cinemark since August 2006. Mr. Fay has a background in software engineering and application architecture and has worked in the information technology field since the early 1990s. The CTO routinely reviews risks and security measures and meets monthly with the general counsel, CFO, and Global Controller to review security measures and risks. Oversight of the information security program at the Board level sits with Audit Committee. Presentations regarding security measures and risks to the Audit Committee occur semi-annually. The Company’s incident response plan referred to above defines the process for escalating incidents based on level of severity to the management team and Audit Committee.

Item 2. Properties

The following table sets forth a summary of our venues in U.S. and international markets as of December 31, 2025:

	Leased	Owned
Segment	Venues	Venues
U.S.	264	39
International	193	—
Total	457	39

See also Item 1. Business – Theater Operations, for a summary of the geographic locations for international venues as of December 31, 2025.

The Company conducts a significant part of its theater operations in leased properties under noncancelable operating and finance leases with base terms generally ranging from 10 to 25 years. In addition to fixed lease payments, some of the leases provide for variable lease payments and some require the payment of taxes, insurance, common area maintenance and other costs applicable to the property. Some variable lease payments include payments based on a percentage of sales or a percentage of sales over defined thresholds. Other variable lease payments include payments adjusted periodically for inflation, changes in attendance or changes in average ticket price. The Company can renew, at its option, many of its leases at defined or then market rental rates for various renewal periods. Some leases also provide for escalating rent payments throughout the lease term. See Note 3 to the consolidated financial statements for further discussion of our leases.

In addition to our theater properties, we currently own an office building in Plano, Texas, which is our global headquarters. We lease office space in Frisco, Texas and a warehouse in McKinney, Texas. We also lease office space in eight regions in Latin America for our local teams.

Item 3. Legal Proceedings

For a discussion of contingencies related to legal proceedings, see Note 19 to the consolidated financial statements, which is hereby incorporated by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Common Stock

Holdings’ common equity consists of common stock, which has traded on the New York Stock Exchange since April 24, 2007 and the New York Stock Exchange Texas since August 18, 2025 under the symbol “CNK.”

As of December 31, 2025, there were approximately 725 holders of record of Holdings’ common stock and there were no other classes of stock issued and outstanding.

Dividend Policy

Holdings, at the discretion of its board of directors and subject to applicable law, may pay regular quarterly dividends on its common stock. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, debt agreement restrictions, forecasted earnings and cash flows, as well as other relevant factors. See Note 6 to the consolidated financial statements for details of the dividends paid by Holdings during the year ended December 31, 2025.

During the year ended December 31, 2025, CUSA paid cash dividends totaling approximately $653.2 million to Holdings to fund the cash settlement of Holdings’ 4.50% Convertible Senior Notes and the associated warrants, as well as to fund a portion of the Company’s shareholder dividends and share repurchases under Holdings’ share repurchase programs. CUSA did not pay any cash dividends to Holdings during the years ended December 31, 2023 and 2024. CUSA’s ability to pay dividends is limited by the terms of its senior notes indentures and its senior secured credit facility, which restrict its ability to pay dividends and the ability of its subsidiaries to pay dividends. The declaration of future dividends will depend upon many factors, including CUSA’s results of operations, financial condition, earnings, capital requirements, limitations in our debt agreements and legal requirements. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources – Financing Activities and Note 12 to the consolidated financial statements for further discussion of dividend restrictions under CUSA’s debt agreements.

Performance Graph

We benchmark our financial performance against AMC Entertainment Holdings, Inc. (AMC) and IMAX Corporation (IMAX), the two other publicly-held companies in our industry with whom we compete for investor capital. The performance graph below sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to Holdings’ stockholders during the five-year period ended December 31, 2025, as well as the corresponding returns on the S&P 500 Index and in each of AMC and IMAX. Holdings’ stock price performance shown in the graph below may not be indicative of future stock performance.

Purchases of Equity Securities

In the fourth quarter of 2025, Holdings purchased shares of its common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan
October 1 through October 31	0.64	$25.73	—	—
November 1 through November 30	14.61	$29.33	—	—
December 1 through December 31	3,136.95	$23.78	3,136.81	$225.0
Total	3,152.20		3,136.81	$225.0

(1) Represents shares of Holdings’ common stock (in thousands) repurchased in October, November and December of 2025 as part of publicly announced share repurchase programs and to satisfy employee tax-withholding obligations upon vesting in restricted stock and performance stock units. See Note 16 to the consolidated financial statements.

(2) On October 30, 2025, Holdings’ Board of Directors approved a share repurchase program (the “Program”) authorizing the Company to repurchase up to $300 million of Holdings’ outstanding stock, before direct costs associated with the share repurchases. Under this Program, in December 2025, the Company repurchased shares with a total value of $75.0 million. See Note 16 to the consolidated financial statements.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cinemark Holdings, Inc. (“Holdings”) is a holding company and its wholly-owned subsidiary is Cinemark USA, Inc. Holdings consolidates Cinemark USA, Inc. and its subsidiaries, or “CUSA”, for financial statement purposes. CUSA’s operating revenue and operating expenses comprise nearly 100% of Holdings’ revenue and operating expenses. As such, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) that follows is for Holdings and CUSA in all material respects, unless otherwise noted. Differences between the operations and results of Holdings and CUSA are separately disclosed and explained. Where it is important to distinguish between Holdings and CUSA, specific reference is made to either Holdings or CUSA. Otherwise, all references to “we,” “our,” “us,” “the Company” or “Cinemark” relate to Cinemark Holdings, Inc. and its consolidated subsidiaries.

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes included in this report. This discussion may contain forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties and risks associated with these statements. Discussion regarding our financial condition and results of operations for 2024 compared with 2023 is included in Item 7 of the Company’s 2024 Annual Report on Form 10-K filed on February 16, 2024.

Overview

We are a leader in the theatrical exhibition industry, with theaters in the U.S., Brazil, Argentina, Chile, Colombia, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, and Paraguay. As of December 31, 2025, we managed our business under two reportable segments – U.S. markets and international markets. See Note 20 to the consolidated financial statements.

The success of the theatrical exhibition industry is contingent upon several key factors, including the volume of new film content available, the box office performance of new film content released, the duration of the exclusive theatrical release window, and evolving consumer behavior with competition from other forms of in-and-out-of-home entertainment.

Revenue and Expenses

We generate revenue primarily from filmed entertainment box office receipts and concession sales, with additional revenue from screen advertising, screen rental and other revenue streams, such as transactional fees, studio trailer placements, promotional income, meeting rentals, and games located in some of our facilities. Filmed entertainment box office receipts include traditional content from studios as well as alternative entertainment, such as foreign and faith-based films, concert events, and other special events in our theaters. NCM provides our domestic theaters with various forms of in-theater advertising. Our Flix Media subsidiaries provide screen advertising and alternative content for our international circuit and for other international exhibitors.

Films released during the year ended December 31, 2025 included A Minecraft Movie, Lilo & Stitch, Superman, Jurassic World: Rebirth, Zootopia 2, Wicked: For Good, Sinners, The Fantastic Four: First Steps, How to Train Your Dragon, and Avatar: Fire and Ash, among other films.

Films scheduled for release in 2026 include The Super Mario Galaxy Movie, Spider-Man: Brand New Day, Avengers: Doomsday, Toy Story 5, Minions 3, Moana, The Mandalorian & Grogu, The Odyssey, Jumanji 3 and Dune: Part Three, among other films.

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

Concession supplies expense is variable in nature and fluctuates with our concession revenue and product mix. Inflationary pressures and tariffs continue to impact product costs in the near term and may impact product costs going forward. We source products from a variety of global partners to minimize supply chain interruptions and manage costs, wherever possible.

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

Recent Developments

On February 17, 2026, Holdings’ Board of Directors declared a quarterly cash dividend of $0.09 per share of common stock. The quarterly dividend will be payable on March 17, 2026 to shareholders of record as of March 3, 2026.

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

Revenue and Expense Recognition

Our patrons have the option to purchase movie tickets well in advance of a movie showtime, right before the movie showtime, or at any point in between those two timeframes depending on seat availability. We recognize such admissions revenue when the showtime for a purchased movie ticket has passed. Concession revenue is recognized when products are sold to the consumer at the theater, or if purchased online in advance, either through the Company’s website, its mobile application or through a third-party delivery service, once the consumer’s order is fulfilled. Other revenue primarily consists of screen advertising, screen rental revenue, gaming revenue, promotional income, studio trailer placements, and transactional fees. Except for NCM screen advertising advances which are recognized on a straight-line basis over the term of our ESA as discussed in Note 8 to the consolidated financial statements, these revenues are recognized when we have fulfilled our performance obligations by providing the services specified in each contract.

We sell gift cards and discount ticket vouchers, the proceeds from which are recorded as deferred revenue. Deferred revenue for gift cards and discount ticket vouchers is recognized when they are redeemed for concession items, or if redeemed for movie tickets, when the movie showtime has passed. We generally record breakage revenue on unredeemed gift cards and discount ticket vouchers based on redemption activity and historical experience with unused balances.

We offer a subscription program in the U.S. whereby patrons can pay a monthly or annual fee to receive a monthly credit for use towards a future movie ticket purchase. We offer similar subscription fee programs in several of our international locations where customers can pay a monthly or annual fee to receive benefits such as a free monthly ticket. We record the subscription program fees as deferred revenue and record admissions revenue when the showtime for a movie ticket purchased with a credit has passed. We generally record breakage revenue for unused credits based upon redemption of subscription credits and historical experience with unused credits.

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

Film rental costs are based on the film licensing arrangements and are accrued based on the applicable box office receipts and either: 1) a sliding scale formula, which is generally established prior to the opening of the film, 2) a firm terms formula as negotiated prior to a film’s theatrical run or 3) estimates of the final settlement rate, which occurs at the conclusion of the film’s run. Under a sliding scale formula, we pay a percentage of box office revenues using a pre-determined scale that is based upon box office performance of the film for its full theatrical run. Under a firm terms formula, we pay the distributor a percentage of box office receipts that can either be an aggregate rate for the full theatrical run or rates that decline over the term of the theatrical run. The settlement process allows for negotiation of film rental fees upon the conclusion of the film's theatrical run based upon how the film performs. Estimates are based on the expected success of a film. The success of a film can generally be determined a few weeks after a film is released when the initial box office performance of the film is known. If actual box office performance differs from our estimates, film rental costs are adjusted accordingly throughout a film’s theatrical run.

Facility lease expense is primarily a fixed cost at the theater level as most of our facility leases require a fixed monthly minimum rent payment. Certain of our leases are subject to monthly percentage rent only, which is accrued each month based on actual revenues. Certain of our other theater leases require payment of percentage rent in addition to fixed monthly rent if an annual target revenue level is achieved. Percentage rent expense for these annual payments is estimated and recorded for these theaters on a monthly basis if the theater’s historical performance or forecasted performance indicates that the annual target revenue level will be reached. Once actual annual percentage rent is determinable, the timing of which is based on the respective lease agreement, percentage rent expense estimates are adjusted at that time.

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

Long-lived assets are evaluated for impairment at the theater level, which we believe is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theater’s useful life. The remainder of the theater’s useful life correlates with the remaining lease period, which may include the probability of the exercise of available renewal periods for leased properties, and the lesser of twenty years or the building’s remaining useful life for owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, we then compare the carrying value of the asset group (theater) with its estimated fair value. When estimated fair value is determined to be lower than the carrying value of the asset group (theater), the asset group (theater) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Fair value is estimated based on a multiple of cash flows. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy, as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples.

See further discussion of our impairment evaluation policy in Note 1 of the consolidated financial statements. See a summary of the impairment charges recorded during the years ended December 31, 2023, 2024 and 2025 in Note 10 to the consolidated financial statements.

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

See further discussion of our impairment evaluation policy in Note 1 of the consolidated financial statements. See a summary of the impairment charges recorded during the years ended December 31, 2023, 2024 and 2025 in Note 10 to the consolidated financial statements.

Income Taxes

We use an asset and liability approach to financial accounting and reporting for income taxes. CUSA participates in the consolidated return of Holdings; however, CUSA’s provisions for income taxes are computed on a stand-alone basis. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not that such assets will be realized. Income taxes are provided on unremitted earnings from foreign subsidiaries unless such earnings are expected to be indefinitely reinvested. Income taxes have also been provided for potential tax assessments. The evaluation of an uncertain tax position is a two-step process. The first step is recognition: we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position would be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements result in (1) a change in a liability for income taxes payable or (2) a change in an income tax refund receivable, a deferred tax asset or a deferred tax liability or both (1) and (2). We accrue interest and penalties on uncertain tax positions. See Note 18 to the consolidated financial statements for further discussion of income taxes.

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

The Company also periodically receives consideration from NCM in the form of common units of NCM. Pursuant to a Common Unit Adjustment Agreement dated as of February 13, 2007 between NCMI and the Company, the Company may receive new common units to the extent its new locations have added incremental attendance to the NCM network, while considering the impact of closures. The common units received are recorded at estimated fair value as an increase in the Company’s investment in NCM with an offset to deferred revenue or NCM screen advertising advances. The fair value of the common units received is estimated based on the market price of NCMI common stock (Level 1 input as defined in FASB ASC Topic 820, Fair Value Measurement) at the time the common units are determined, adjusted for volatility associated with the estimated time period it would take to convert the common units and register the respective shares.

Through April 11, 2023, we accounted for our investment in NCMI under the equity method of accounting. On April 11, 2023, NCM filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. NCMI continued to manage NCM as the “debtor in possession,” under the jurisdiction of the bankruptcy court and in accordance with the applicable bankruptcy laws and orders of the bankruptcy court. Due to NCM’s bankruptcy proceedings, we reassessed our rights and level of influence over NCM. We determined that effective April 11, 2023, the date NCM filed its bankruptcy petition, we no longer had significant influence over NCM and therefore ceased accounting for our investment in NCMI under the equity method of accounting in the second quarter of 2023. Effective April 11, 2023, we started to account for our investment in NCMI in accordance with the guidance set forth in FASB ASC Topic 321 Investments - Equity Securities, which requires us to measure our investment in common stock of NCMI at fair value and recognize holding gains and losses on the change in the fair market value of our investment in earnings.

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

See Note 8 to the consolidated financial statements for further discussion of our investment in NCMI and our screen advertising advances, and the related accounting.

Results of Operations

The following table sets forth, for the periods indicated, the amounts for certain items reflected in the operating income of Holdings along with each of those items as a percentage of revenue.

	Year Ended December 31,
	2023	2024	2025
Operating data (in millions):
Revenue
Admissions	$1,555.6	$1,522.5	$1,544.7
Concession	1,192.0	1,197.8	1,227.2
Other	319.1	329.2	343.1
Total revenue	$3,066.7	$3,049.5	$3,115.0
Cost of operations
Film rentals and advertising	865.7	859.6	877.0
Concession supplies	221.3	225.4	240.5
Salaries and wages	403.1	401.8	411.1
Facility lease expense	329.7	325.3	321.8
Utilities and other	466.8	459.4	484.8
General and administrative expenses (1)	198.8	218.1	236.1
Depreciation and amortization	209.5	197.5	201.9
Impairment of long-lived and other assets	16.6	1.5	6.5
(Gain) loss on disposal of assets and other	(7.7)	1.6	2.1
Total cost of operations (1)	2,703.8	2,690.2	2,781.8
Operating income (1)	$362.9	$359.3	$333.2

Operating data as a percentage of total Revenue:
Revenue
Admissions	50.7%	49.9%	49.6%
Concession	38.9%	39.3%	39.4%
Other	10.4%	10.8%	11.0%
Total revenue	100.0%	100.0%	100.0%
Cost of operations (2)
Film rentals and advertising	55.7%	56.5%	56.8%
Concession supplies	18.6%	18.8%	19.6%
Salaries and wages	13.1%	13.2%	13.2%
Facility lease expense	10.8%	10.7%	10.3%
Utilities and other	15.2%	15.1%	15.6%
General and administrative expenses	6.5%	7.2%	7.6%
Depreciation and amortization	6.8%	6.5%	6.5%
Impairment of long-lived and other assets	0.5%	0.0%	0.2%
(Gain) loss on disposal of assets and other	(0.3)%	0.1%	0.1%
Total cost of operations	88.2%	88.2%	89.3%
Operating income	11.8%	11.8%	10.7%
Average screen count (3)	5,803	5,698	5,646
Revenue per average screen (in dollars)	$528,463	$535,199	$551,719
(1)
The only difference between components of operating income for Holdings, as presented above, and those of CUSA is incremental general and administrative expense recognized by Holdings. The following table sets forth, for the periods indicated, the amounts for general and administrative expense, total cost of operations and operating income of CUSA:

	Year Ended December 31,
	2023	2024	2025
Operating data (in millions):
Cost of operations
General and administrative expenses	$195.5	$214.4	$232.5
Total cost of operations	$2,700.5	$2,686.5	$2,778.2
Operating income	$366.2	$363.0	$336.8
(2)
All costs are expressed as a percentage of total revenue, except film rentals and advertising, which are expressed as a percentage of admissions revenue and concession supplies, which are expressed as a percentage of concession revenue.
(3)
Average screen count is calculated based on the average of month end screen counts.

Comparison of Years Ended December 31, 2025 and December 31, 2024

Year ended December 31, 2025 - The North American Industry box office generated approximately $8.9 billion during 2025, which included A Minecraft Movie, Lilo & Stitch, Superman, Jurassic World: Rebirth, Zootopia 2, Wicked: For Good, Sinners, The Fantastic Four: First Steps, How to Train Your Dragon, and Avatar: Fire and Ash, among other films.

Year ended December 31, 2024 - The North American Industry box office totaled approximately $8.8 billion during 2024, which included Inside Out 2, Deadpool & Wolverine, Wicked, Moana 2, Despicable Me 4, Beetlejuice Beetlejuice, Dune: Part Two, Twisters, Godzilla x Kong: The New Empire, and Kung Fu Panda 4, among other films.

Revenue. The table below, presented by reportable segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Reportable Segment			International Reportable Segment					Consolidated
							Constant Currency (3)
	2025	2024	% Change	2025	2024	% Change	2025	% Change	2025	2024	% Change
Admissions revenue	$1,266.0	$1,233.1	2.7%	$278.7	$289.4	(3.7)%	$304.5	5.2%	$1,544.7	$1,522.5	1.5%
Concession revenue	998.2	969.3	3.0%	229.0	228.5	0.2%	247.6	8.4%	1,227.2	1,197.8	2.5%
Other revenue (1)	238.0	234.4	1.5%	105.1	94.8	10.9%	115.3	21.6%	343.1	329.2	4.2%
Total revenue (1)	$2,502.2	$2,436.8	2.7%	$612.8	$612.7	—	$667.4	8.9%	$3,115.0	$3,049.5	2.1%
Attendance	120.3	122.9	(2.1)%	72.7	78.2	(7.0)%			193.0	201.1	(4.0)%
Average ticket price (2)	$10.52	$10.03	4.9%	$3.83	$3.70	3.5%	$4.19	13.2%	$8.00	$7.57	5.7%
Concession revenue per patron (2)	$8.30	$7.89	5.2%	$3.15	$2.92	7.9%	$3.41	16.8%	$6.36	$5.96	6.7%
(1)
U.S. reportable segment revenue includes eliminations of intercompany transactions with the international reportable segment. See Note 20 to the consolidated financial statements.
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
•
U.S. Attendance decreased 2.1% to 120.3 million patrons in 2025 compared with 122.9 million patrons in 2024 primarily driven by a film slate that did not resonate as strongly with audiences year-over-year. Average ticket price increased 4.9% to $10.52 during 2025 compared with $10.03 during 2024, driven by strategic pricing initiatives and higher premium format mix. Concession revenue per patron increased 5.2% to $8.30 during 2025 compared with $7.89 during 2024 driven by strategic pricing actions, increased incidence rates, and a higher mix of merchandise. Other revenue for 2025 increased 1.5% to $238.0 million compared with $234.4 million for 2024 primarily due to an increase in promotional and events income, higher gaming revenue, and an increase in transactional fees, partially offset by a non-recurring minimum guarantee payment from a third-party service provider in 2024 and lower attendance.
•
International. Attendance decreased 7.0% to 72.7 million patrons in 2025 compared with 78.2 million in 2024 reflecting a film slate that did not resonate as strongly with audiences in our international markets year-over-year. Revenues, average ticket price and concession revenue per patron for our international segment, as reported, were unfavorably impacted by exchange rate fluctuations during 2025. In constant currency, average ticket price increased 13.2% to $4.19 for 2025 primarily due to inflationary pricing actions. Similarly, in constant currency, concession revenue per patron increased 16.8% to $3.41 for 2025 primarily due to inflationary pricing actions and a higher mix of merchandise. Other revenue increased 21.6% in constant currency to $115.3 million for 2025 primarily due to inflationary impacts, higher screen advertising and loyalty program revenue, and increased transactional fees.

Cost of Operations. The table below, presented by reportable segment, summarizes our theater operating costs (in millions) for the years ended December 31, 2025 and 2024.

	U.S. Reportable Segment			International Reportable Segment					Consolidated
							Constant Currency (1)
	2025	2024	% Change	2025	2024	% Change	2025	% Change	2025	2024
Film rentals and advertising	$733.8	$714.4	2.7%	$143.2	$145.2	(1.4)%	$156.9	8.1%	$877.0	$859.6
Concession supplies	188.3	174.5	7.9%	52.2	50.9	2.6%	56.1	10.2%	240.5	225.4
Salaries and wages	342.3	335.6	2.0%	68.8	66.2	3.9%	74.8	13.0%	411.1	401.8
Facility lease expense	244.8	245.8	(0.4)%	77.0	79.5	(3.1)%	81.8	2.9%	321.8	325.3
Utilities and other	377.5	356.5	5.9%	107.3	102.9	4.3%	116.5	13.2%	484.8	459.4
(1)
Constant currency expense amounts, which are non-GAAP measurements, were calculated using the average exchange rates for the corresponding months for 2024. We translate the results of our international reportable segment from local currencies into U.S. dollars using currency rates in effect at different points in time in accordance with U.S. GAAP. Significant changes in foreign currency exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international reportable segment to present a period-to-period comparison of business performance that excludes the impact of foreign currency fluctuations.
•
U.S. Film rentals and advertising costs were relatively flat at 58.0% of admissions revenue for 2025 compared with 57.9% for 2024 due to increased marketing spend, partially offset by a lower concentration of high-grossing films. Concession supplies expense for 2025 was 18.9% of concession revenue compared with 18.0% for 2024. The concession supplies rate for 2025 was impacted by a higher mix of merchandise, inflationary pressures and lower concession rebates, partially offset by strategic pricing actions and sourcing initiatives.

Salaries and wages increased 2.0% to $342.3 million compared with $335.6 million for 2024 due to wages and benefits inflation, partially offset by lower attendance, reduced operating hours and labor productivity initiatives. Facility lease expense of $244.8 million was relatively flat compared with 2024. Utilities and other costs increased 5.9% to $377.5 million, primarily driven by increases in repairs and maintenance costs, credit card fees, real estate taxes, and property and liability insurance.

•
International. Our international operating costs, as reported, were favorably impacted by exchange rate fluctuations for 2025.

Film rentals and advertising costs increased to 51.4% of admissions revenue as reported for 2025, compared with 50.2% for 2024 due to film mix and increased marketing spend. Concession supplies expense was 22.8% of concession revenue as reported for 2025 compared with 22.3% of concession revenue for 2024. The increase in the concession supplies rate was primarily driven by inflationary pressures and a higher mix of merchandise.

Salaries and wages, facility lease expense and utilities and other expenses, as reported, were lower for 2025 as a result of favorable exchange rate fluctuations. In constant currency, salaries and wages increased to $74.8 million for 2025 primarily driven by wages and benefits inflation, partially offset by more effective labor management. Facility lease expense increased to $81.8 million in constant currency for 2025 primarily due to inflationary increases, partially offset by lower percentage rent due to the decline in box office. Utilities and other costs increased to $116.5 million in constant currency for 2025 due to inflationary pressures and higher screen advertising related commissions.

General and Administrative Expense. General and administrative expense for Holdings increased to $236.1 million for 2025 compared with $218.1 million for 2024. General and administrative expense attributable to CUSA increased to $232.5 million for 2025 compared with $214.4 million for 2024. The increase for both Holdings and CUSA is primarily due to wages and benefits inflation, increased headcount, higher incentive and share-based compensation, and an increase in cloud-based software costs, partially offset by the favorable impact of exchange rate fluctuations.

Depreciation and Amortization. Depreciation and amortization expense increased to $201.9 million for 2025 from $197.5 million for 2024.

Impairment of Long-Lived Assets. We recorded asset impairment charges of $6.5 million during 2025 related to four domestic theaters and 13 international theaters that have underperformed relative to the rest of our theater circuit. We recorded an asset impairment charge of $1.5 million during 2024, related to one international theater that had not demonstrated sufficient recovery since reopening after the temporary COVID-19 related closures. See Note 10 to the consolidated financial statements.

Loss on Disposal of Assets and Other. A loss on disposal of assets and other of $2.1 million was recorded during 2025 compared with $1.6 million during 2024. Activity for 2025 was primarily related to retirement and removal costs associated with certain assets replaced as a result of upgrades and remodels, offset by gains on the sale of real property. Activity for 2024 was primarily related to the removal and disposal of equipment at closed theaters.

Interest Expense. Interest expense for Holdings, which includes amortization of debt issuance costs and original issue discount and amortization of accumulated losses for swap amendments, was $142.3 million during 2025 compared with $144.0 million for 2024. The interest expense attributable to CUSA was $127.3 million during 2025 compared with $119.9 million for 2024. The increase in interest expense for CUSA was primarily due to the impact of the issuance of the 7.00% Senior Notes in July 2024, partially offset by the redemption of the remaining principal amount of the 8.75% Secured Notes during May 2024, the extinguishment of the 5.875% Senior Notes during July 2024, and the term loan reprice transactions in May 2024, November 2024, and June 2025. See further discussion in Liquidity and Capital Resources below and Note 12 to the consolidated financial statements.

Interest Income. Interest income for Holdings was $38.7 million during 2025 compared with $53.2 million for 2024. The interest income attributable to CUSA was $36.1 million during 2025 compared with $40.9 million for 2024. The decrease in interest income for Holdings primarily reflects lower average cash balances as a result of cash used to repay the $460.0 million principal of the 4.50% Convertible Senior Notes and settle the warrants, as well as cash used for the repurchase of common stock through the Company’s share repurchase programs and the payment of shareholder dividends in 2025. The decrease in interest income for CUSA primarily reflects lower average cash balances as a result of cash distributions paid by CUSA to Holdings to fund the settlement of the 4.50% Convertible Senior Notes and warrants, as well as to fund a portion of the Company’s shareholder dividends and share repurchases under the Company’s share repurchase programs. See further discussion in Liquidity and Capital Resources below and Note 21 to the consolidated financial statements.

Loss on Debt Amendments and Extinguishments. We recorded a loss on amendment and extinguishment of debt of $1.5 million during 2025 related to the amendment of our term loan, including the write-off of unamortized debt issuance costs and original issue discount, and legal and other fees paid. We recorded a loss on amendment and extinguishment of debt of $6.9 million for 2024 related to the repricing amendments of our Credit Agreement (as defined below), the redemption of the remaining 8.75% Secured Notes, and the extinguishment of the 5.875% Senior Notes. See further discussion in Liquidity and Capital Resources below.

Loss on Warrants. Holdings recorded a loss on warrants of $39.3 million during 2025 related to the fair value adjustments recorded as a result of the Warrant Early Termination Agreements entered into on August 15, 2025. See further discussion of the warrants in Note 12 to the consolidated financial statements and in Liquidity and Capital Resources below.

Foreign Currency Exchange and Other Related Loss. We recorded a foreign currency exchange and other related loss of $9.8 million during 2025 and $9.7 million during 2024. Activity for 2025 and 2024 includes losses of $0.7 million and $0.9 million, respectively, on Blue Chip Swap transactions. Excluding the impact of Blue Chip Swap transactions, the loss on foreign currency exchange is primarily related to the impact of hyper-inflationary accounting for Argentina, partially offset by currency exchange fluctuations related to US-denominated accounts in certain international countries. See Notes 1 and 14 to the consolidated financial statements for discussion of foreign currency translation and Blue Chip Swap transactions.

Equity in Income of Affiliates. Equity in income of affiliates of $6.6 million was recorded during 2025 compared with $11.9 million during 2024. See Note 8 to the consolidated financial statements for information about our equity investments.

Net (Loss) Gain on Investment in NCMI. We recorded a net loss on our investment in NCMI of $12.1 million during 2025 compared with a net gain of $11.0 million for 2024, primarily related to the mark-to-market adjustment of our investment in NCMI under the fair value basis of accounting. See Note 8 to the consolidated financial statements for information about our investment in NCMI.

Income Taxes - Holdings. An income tax expense of $12.4 million was recorded for 2025 compared with an income tax benefit of $60.1 million for 2024. The effective tax rate was approximately 8.1% for 2025 compared with (23.8)% for 2024. The effective tax rate for 2025 was impacted by the release of valuation allowances, primarily consisting of $48.5 million related to federal interest expense carryforwards and $11.2 million related to state net operating losses, interest expense carryforwards and other deferred tax assets. The release of these valuation allowances was the result of the availability of positive evidence related to changes in the business interest expense limitation contained within the OBBBA as well as sustained profitability and cumulative income in the relevant filing groups to support the future realizability of deferred tax assets. The effective tax rate for 2024 was impacted by the release of valuation allowances, primarily consisting of $29.4 million related to certain foreign tax credits, $34.5 million related to certain state net operating losses and $37.0 million related to other federal and state deferred tax assets, as well as a $36.5 million release of valuation allowances in certain foreign jurisdictions. We have recorded an income tax receivable of $67.9 million at December 31, 2025 and have paid cash taxes of $37.5 million during the year ended December 31, 2025. See Note 18 to the consolidated financial statements for further discussion of income taxes.

Income Taxes - CUSA. An income tax expense of $60.7 million was recorded for 2025 compared with an income tax benefit of $55.8 million for 2024. The effective tax rate was approximately 29.0% for 2025 compared with (20.8)% for 2024. The effective tax rate for 2025 differs from the U.S. statutory rate primarily due to foreign tax rate differences, U.S. tax impact of foreign operations, and state and local taxes. The effective tax rate for 2024 was impacted by the release of valuation allowances, primarily consisting of $27.4 million related to certain foreign tax credits, $30.8 million related to certain state net operating losses and $37.0 million related to other federal and state deferred tax assets, as well as a $36.5 million release of valuation allowances of certain foreign jurisdictions. The release of these valuation allowances was the result of the availability of positive evidence related to sustained taxable income in the relevant jurisdictions to support the future realizability of deferred tax assets. We have recorded an income tax receivable of $62.0 million at December 31, 2025 and have paid cash taxes of $37.5 million during the year ended December 31, 2025. See Note 18 to the consolidated financial statements for further discussion of income taxes.

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

Cash provided by operating activities was $396.1 million for Holdings and $408.1 million for CUSA for the year ended December 31, 2025 compared with $466.0 million for Holdings and $472.8 million for CUSA for the year ended December 31, 2024. The decrease in cash provided by operating activities was primarily driven by the timing of payments to vendors for expenses, partially offset by the level of revenue earned during each period.

Investing Activities

Investing activities have been principally related to the development, remodel and enhancement of theaters, which historically have been financed with cash flow from operations and debt financings. Cash used for investing activities was $209.2 million and $146.9 million for the years ended December 31, 2025 and 2024, respectively. The increase in cash used for investing activities was primarily due to an increase in capital expenditures to support the continued enhancement of our global circuit.

Below is a summary of capital expenditures, disaggregated by new and existing venues, for the years ended December 31, 2024 and 2025 (in millions):

	Year Ended December 31,
	2024	2025
New venues	$12.9	$32.2
Existing venues	137.9	186.7
Total capital expenditures	$150.8	$218.9

We operated 496 theaters with 5,637 screens worldwide as of December 31, 2025. Theaters and screens opened and closed during the year ended December 31, 2025 were as follows:

	December 31, 2024	Built	Closed	December 31, 2025
U.S.
Theaters	304	1	2	303
Screens	4,255	10	24	4,241

International
Theaters	193	—	—	193
Screens	1,398	1	3	1,396

Worldwide
Theaters	497	1	2	496
Screens	5,653	11	27	5,637

As of December 31, 2025, we had the following signed new build and expansion commitments:

	Venues (1)	Screens (1)	Estimated Remaining Investment (2)
Expected to open during 2026
U.S.	1	8	$14.9
International	3	23	8.9
Total during 2026	4	31	$23.8

Expected to open subsequent to 2026
U.S.	2	16	$34.5
International	1	11	16.3
Total subsequent to 2026	3	27	$50.8

Total commitments at December 31, 2025	7	58	$74.6
(1)
Based on the expected theater opening date.
(2)
We expect approximately $34.3 million, $31.5 million, and $8.8 million to be paid during 2026, 2027 and 2028, respectively. The timing of payments is subject to change as a result of construction timing or other delays.

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

Financing Activities

Cash used for financing activities was $913.1 million for Holdings and $695.4 million for CUSA for the year ended December 31, 2025, compared with $103.1 million for Holdings and CUSA for the year ended December 31, 2024. The increase in cash used for financing activities for Holdings during the year ended December 31, 2025 reflects the repayment of the principal on the 4.50% Convertible Senior Notes and cash paid to settle the associated warrants, as well as the repurchase of common stock through the Company’s share repurchase programs, the payment of quarterly cash dividends in 2025, and higher payroll tax payments associated with equity awards that vested during the period. Cash used for financing activities for CUSA was driven by cash distributions to Cinemark Holdings, Inc. to fund the cash settlement of the 4.50% Convertible Senior Notes and the associated warrants, as well as to fund a portion of the Company’s shareholder dividends and share repurchases under the Company’s share repurchase programs. Cash used for financing activities for CUSA also reflects higher payroll tax payments associated with equity awards that vested during the period. The cash used for financing activities during the year ended December 31, 2024 for both Holdings and CUSA reflected the repayment of the 5.875% Senior Notes and the redemption of the remaining 8.75% secured notes, partially offset by the issuance of the 7.00% Senior Notes.

On March 6, 2025, Holdings’ Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $200.0 million of Holdings’ outstanding stock, before direct costs associated with the share repurchases. This program continued until the authorized repurchase amount was reached on March 27, 2025. On October 30, 2025, Holdings’ Board of Directors approved a new share repurchase program authorizing repurchases of up to $300.0 million of Holdings’ outstanding stock, before direct costs. The program commenced on November 7, 2025 and will continue until the authorized repurchase amount is reached, or the Board of Directors suspends or terminates the program, whichever occurs first. Through December 31, 2025, we had repurchased $75.0 million of the total $300.0 million authorized under the program. Repurchases under both programs were funded using cash on hand.

During the first quarter of 2025, Holdings’ Board of Directors approved a reinstatement of the Company’s dividend at $0.32 per common share per annum, or $0.08 payable quarterly. On November 4, 2025, Holdings’ Board of Directors approved an increase to the annual cash dividend from $0.32 to $0.36 per share of common stock per annum, or $0.09 per quarter, effective for the fourth quarter of 2025 dividend payment. Holdings, at the discretion of its Board of Directors and subject to applicable law, anticipates paying quarterly cash dividends on its common stock. The amount of dividends to be paid in the future, if any, will depend upon our then available cash balances, anticipated cash needs, overall financial condition, loan agreement restrictions as discussed below, and future prospects for earnings and cash flows, as well as other relevant factors. The following table summarizes the quarterly dividends paid during the year ended December 31, 2025.

			Amount per Share of	Total
Declaration Date	Record Date	Payable Date	Common Stock	Dividends (1)
2/18/2025	3/5/2025	3/19/2025	$0.08	$10.1
5/15/2025	5/29/2025	6/12/2025	$0.08	$9.4
8/13/2025	8/27/2025	9/10/2025	$0.08	$9.5
11/5/2025	11/28/2025	12/12/2025	$0.09	$10.9
Total for year ended December 31, 2025			$0.33	$39.9

(1) Of the total dividends recorded during the year ended December 31, 2025, $1.0 million were related to outstanding performance and restricted stock units and will not be paid until such units vest.

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

On August 15, 2025, Holdings entered into irrevocable warrant unwind and termination agreements with each of the warrant counterparties to unwind the warrant transactions the Company had entered into in connection with the issuance of the 4.50% Convertible Senior Notes (the “Warrant Early Termination Agreements”). Pursuant to the Warrant Early Termination Agreements, the Company delivered approximately equal amounts of cash and shares of Holdings’ common stock to settle the warrants. During the period from August 15, 2025 through the final settlement date on November 5, 2025, the Company paid approximately $97.9 million in cash and issued 3.6 million shares of Holdings’ common stock with a value of approximately $97.9 million to settle the warrant transactions. See “4.50% Convertible Senior Notes” below.

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

Long-term debt consisted of the following as of December 31, 2024 and 2025 (in millions):

	December 31,
	2024	2025
Cinemark Holdings, Inc. 4.50% convertible senior notes due August 2025	$460.0	$—
Cinemark USA, Inc. term loan due May 2030	638.7	632.3
Cinemark USA, Inc. 5.25% senior notes due July 2028	765.0	765.0
Cinemark USA, Inc. 7.00% senior notes due August 2032	500.0	500.0
Total long-term debt carrying value (1)	$2,363.7	$1,897.3
Less: Current portion, net of unamortized debt issuance costs	464.3	6.4
Less: Debt issuance costs and original issue discount, net of accumulated amortization (1)	29.0	21.7
Long-term debt, less current portion, net of unamortized debt issuance costs and original issue discount (1)	$1,870.4	$1,869.2
(1)
As of December 31, 2024, the only differences between the long-term debt for Holdings, as presented above, and the long-term debt for CUSA were the $460.0 million 4.50% Convertible Senior Notes that matured on August 15, 2025 and the related debt issuance costs. The following table sets forth, as of December 31, 2024, total long-term debt carrying value, current portion of long-term debt and debt issuance costs, net of amortization, for CUSA:

December 31,
2024
Total long-term debt carrying value	$1,903.7
Less: Current portion	6.4
Less: Debt issuance costs and original issue discount, net of accumulated amortization	26.9
Long-term debt, less current portion, net of unamortized debt issuance costs and original issue discount	$1,870.4

As of December 31, 2025, we had $225.0 million in available borrowing capacity on our revolving line of credit.

As of December 31, 2025, the Company’s long-term debt obligations, scheduled interest payments on long-term debt, future minimum lease obligations under non-cancelable operating and finance leases, scheduled interest payments under finance leases and other obligations for each period indicated are summarized as follows:

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt (1)	$1,897.3	$6.4	$777.8	$613.1	$500.0
Scheduled interest payments on long-term debt (2)	700.7	110.4	219.6	312.4	58.3
Operating lease obligations (3)	1,207.0	271.8	441.2	280.7	213.3
Finance lease obligations (3)	131.3	22.3	43.5	38.3	27.2
Purchase and other commitments (4)	129.7	78.6	42.7	2.4	6.0
Liability for uncertain tax positions (5)	—	—	—	—	—
Total obligations	$4,066.0	$489.5	$1,524.8	$1,246.9	$804.8
(1)
Amounts are presented before adjusting for unamortized debt issuance costs and original issue discount.
(2)
Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates in effect on December 31, 2025.
(3)
Amounts include both scheduled principal and interest payments on leases that commenced prior to December 31, 2025. Amounts do not include approximately $47.1 million of payments under signed lease agreements which have not commenced and the timing of which cannot be reasonably estimated. See Note 3 to the consolidated financial statements for discussion of lease obligations.
(4)
Includes estimated capital expenditures associated with the construction of new theaters and other capital expenditures to which we were committed as of December 31, 2025, obligations under employment agreements, which are our only contractual human capital costs, and contractual purchase commitments.
(5)
The long-term portions of the liability for uncertain tax positions of $55.7 million is not included above because we cannot make a reliable estimate of the timing of the related cash payments. There were no amounts recorded for short-term uncertain tax positions on the consolidated balance sheets of either Holdings or CUSA as of December 31, 2025.

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

On the August 15, 2025 maturity date of the 4.50% Convertible Senior Notes, the Company settled the $460.0 million outstanding principal amount of the 4.50% Convertible Senior Notes in cash and issued approximately 16.2 million shares of Holdings' common stock to the holders of the 4.50% Convertible Senior Notes for the $472.0 million owed above the $460.0 million principal amount.

Concurrently with the issuance of the 4.50% Convertible Senior Notes, Holdings entered into privately negotiated convertible note hedge transactions (the “hedge transactions”), with one or more of the initial purchasers of the 4.50% Convertible Senior Notes or their respective affiliates (the “option counterparties”). The hedge transactions covered the number of shares of Holdings’ common stock that underlied the aggregate amount of the 4.50% Convertible Senior Notes. The hedge transactions were generally expected to reduce potential dilution to Holdings’ common stock upon any conversion of the 4.50% Convertible Senior Notes and/or offset any cash payments we may be required to make in excess of the principal amount of converted 4.50% Convertible Senior Notes. Concurrent with the maturity of the 4.50% Convertible Senior Notes, the Company received from the option counterparties an equal and offsetting number of shares as delivered to the convertible noteholders to settle the amounts owed above the $460.0 million principal amount, or 16.2 million shares.

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

The economic effect of the hedge and warrant transactions was to effectively raise the strike price of the 4.50% Convertible Senior Notes to approximately $21.95 per share of Holdings’ common stock. Holdings received $89.4 million in cash proceeds from the warrant transactions, which were used, along with proceeds from the 4.50% Convertible Senior Notes, to pay approximately $142.1 million to enter into the hedge transactions. The cash proceeds from the warrant transactions were recorded as additional paid-in-capital in the Company’s Consolidated Statement of Equity.

On August 15, 2025, Holdings entered into Warrant Early Termination Agreements, pursuant to which the Company delivered cash and shares to each counterparty, the amount of which was determined based upon the volume-weighted average price per share of the Company’s common stock during the observation period from August 18, 2025 through November 3, 2025, as specified in the Warrant Early Termination Agreements. Since a portion of the warrants were settled in cash under the Warrant Early Termination Agreements, the warrants were required to be accounted for as a liability, at estimated fair value, effective August 15, 2025. The estimated fair value of the liability was derived using a Monte Carlo simulation model. The estimated fair value of the warrants under the terms of the Warrant Early Termination Agreements exceeded the estimated fair value of the previously existing warrants by $15.1 million, and therefore the Company recognized a loss for that amount on August 15, 2025. During the period from August 15, 2025 through the final settlement on November 5, 2025, the Company paid approximately $97.9 million in cash and issued 3.6 million shares of Holdings’ common stock with a value of approximately $97.9 million to settle the warrant transactions. The Company recognized a loss of $24.2 million related to the fair value adjustment of the warrant liability between August 15, 2025 and November 5, 2025. The losses related to the warrants are collectively reflected as “Loss on warrants” in the Company’s consolidated statement of income for the year ended December 31, 2025.

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

On May 28, 2024, CUSA amended and restated its Credit Agreement to reduce the rate at which the term loan bears interest by 0.50% and reset the 101% soft call for another six months. On November 29, 2024, CUSA further amended and restated its Credit Agreement to reduce the rate by an additional 0.50% and reset the 101% soft call for another six months. The May 2024 and November 2024 amendments are collectively referred to as the 2024 Amendments. See below for additional discussion of interest rates on the term loan. See Note 12 to the consolidated financial statements for additional information on the 2024 Amendments.

On June 30, 2025, CUSA amended and restated its Credit Agreement to reduce the rate at which the term loan bears interest by 0.50% and reset the 101% soft call for another six months (the “2025 Amendment”). See below for additional discussion of interest rates on the term loan, and Note 12 to the consolidated financial statements for additional information on the 2025 Amendment.

On September 5, 2025, CUSA amended and restated its Credit Agreement to increase the revolving credit facility to $225.0 million and to reduce the range of rates at which the revolving credit loans bear interest. In addition, the rate at which CUSA is required to pay a commitment fee on the revolving line of credit now ranges from 0.25%

to 0.375%. See below for additional discussion of interest rates on the revolving credit facility, and Note 12 to the consolidated financial statements for additional information on the amendment of the revolving credit facility.

As of December 31, 2025, there was $632.3 million outstanding under the term loan and no borrowings were outstanding under the $225.0 million revolving line of credit. Under the Credit Agreement, quarterly principal payments of $1.6 million are due on the term loan through March 31, 2030, with a final principal payment of the remaining unpaid principal due on May 24, 2030.

Pursuant to the 2025 Amendment noted above, interest on the term loan accrues, at CUSA's option, at either (i) a rate determined by reference to the secured overnight financing rate (“SOFR”) as published by CME Group Benchmark Administration Limited and identified by Barclay's Bank PLC (the Administrative Agent) as the forward-looking term rate based on SOFR for a period of 1, 3, or 6 months (depending upon the Interest Period (as defined in the Credit Agreement) chosen by CUSA) (the “Term SOFR Rate”), subject to a floor of 0.50% per annum, plus an applicable margin of 2.25% per annum, or (ii) for any day, a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Reserve Bank of New York Rate in effect on such day, plus 1/2 of 1.00% and (c) the Term SOFR Rate for a one month Interest Period, as published two U.S. Government Securities Business Days prior to such day (or if such day is not a U.S. Government Securities Business Day, the immediately preceding U.S. Government Securities Business Day), plus 1.00% (this clause (ii), the "Alternate Base Rate"), subject in the case of this clause (ii) to a floor of 1.50% per annum, plus, in the case of this clause (ii), an applicable margin of 1.25% per annum. The average interest rate on outstanding term loan borrowings under the Credit Agreement as of December 31, 2025 was approximately 5.6% per annum, after giving effect to the interest rate swap agreements discussed below.

Pursuant to the amendment of the revolving credit facility noted above, interest on revolving credit loans accrues, at CUSA's option, at either (i) the Term SOFR Rate plus an applicable margin that ranges from 1.75% to 2.00% per annum, or (ii) the Alternate Base Rate, subject, in the case of this clause (ii) to a floor of 1.00% per annum, plus, in the case of this clause (ii), an applicable margin that ranges from 0.75% to 1.00%. The applicable margin with respect to revolving credit loans is a function of the Consolidated Net Senior Secured Leverage Ratio as defined in the Credit Agreement. As of December 31, 2025, the applicable margin was 1.75%, however, there were no borrowings outstanding under the revolving line of credit. In addition, CUSA is required to pay a commitment fee on the revolving line of credit that accrues at a rate ranging from 0.25% to 0.375% per annum of the daily unused portion of the revolving line of credit. The commitment fee rate is also a function of the Consolidated Net Senior Secured Leverage Ratio and was 0.25% at December 31, 2025.

CUSA’s obligations under the Credit Agreement are guaranteed by Holdings and certain subsidiaries of Holdings other than CUSA (the “Other Guarantors”) and are secured by security interests in substantially all of Holdings’ and the Other Guarantors’ personal property.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on the ability of Holdings, CUSA and their subsidiaries to: merge, consolidate, liquidate, or dissolve; sell, transfer or otherwise dispose of assets; create, incur or permit to exist certain indebtedness and liens; pay dividends, repurchase stock and make other Restricted Payments (as defined in the Credit Agreement); prepay certain indebtedness; make investments; enter into transactions with affiliates; and change the nature of their business. At any time that CUSA has revolving credit loans outstanding, it is not permitted to allow the Consolidated Net Senior Secured Leverage Ratio to exceed 3.5 to 1.0. As of December 31, 2025, there were no revolving credit loans outstanding under the revolving line of credit, and CUSA’s Consolidated Net Senior Secured Leverage Ratio was 0.5 to 1.0.

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

The Restricted Payments covenant, as defined in the Credit Agreement, generally does not limit the ability of Holdings and its subsidiaries to pay dividends and make other Restricted Payments if the Consolidated Net Total Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 2.75 to 1.00. If the Consolidated Net Total Leverage Ratio is greater than 2.75 to 1.00, but not greater than 5.00 to 1.00, Restricted Payments generally may be made in an aggregate amount not to exceed the Available Amount (as defined in the Credit Agreement), which is a function of CUSA’s Consolidated EBITDA minus 1.75 times its Consolidated Interest Expense (as such terms are defined in the Credit Agreement) and certain other factors as specified in the Credit Agreement. As of December 31, 2025, the Consolidated Net Total Leverage Ratio was 2.51 to 1.00 and the Available Amount was $1,350.2 million. In addition, the Credit Agreement contains other baskets that allow certain Restricted Payments in excess of the Applicable Amount.

We have three interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the term loan outstanding under the Credit Agreement. See Note 12 to the consolidated financial statements for discussion of the interest rate swaps.

7.00% Senior Notes

On July 18, 2024, CUSA issued $500.0 million aggregate principal amount of 7.00% senior unsecured notes, at par (the “7.00% Senior Notes”). The notes will mature on August 1, 2032. Interest on the 7.00% Senior Notes is payable on February 1 and August 1 of each year, beginning on February 1, 2025. CUSA incurred debt issuance costs of approximately $8.7 million in connection with the issuance, which were recorded as a reduction of long-term debt on the Company’s consolidated balance sheet. Proceeds, net of fees, were used to repay CUSA’s 5.875% $405.0 million aggregate principal amount of Senior Notes due March 2026 (the “5.875% Senior Notes”), as discussed below under 5.875% Secured Notes. The remainder of the net proceeds was used for general corporate purposes.

The 7.00% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of CUSA’s subsidiaries, or its guarantors, that guarantee, assume or in any other manner become liable with respect to any of CUSA’s or its guarantors’ other debt. If CUSA cannot make payments on the 7.00% Senior Notes when they are due, CUSA’s guarantors must make them instead. The 7.00% Senior Notes and the guarantees are senior unsecured obligations and rank equally in right of payment with all of CUSA’s and its guarantor’s existing and future senior debt, including the 5.25% senior notes due 2028 and all borrowings under CUSA’s Credit Agreement. The notes and the guarantees will be structurally subordinated to all existing and future debt and other liabilities of CUSA’s non-guarantor subsidiaries. The notes and the guarantees will be structurally senior to all future debt, if any, issued by Holdings that is not guaranteed by CUSA or any of its subsidiaries.

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

CUSA may redeem the 7.00% Senior Notes in whole or in part at any time on or after August 1, 2027 at redemption prices set forth in the indenture governing the 7.00% Senior Notes as indicated below:

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

CUSA may redeem the 5.25% Senior Notes in whole or in part at 101.313% of the principal amount up to July 15, 2026 and at par thereafter, as set forth in the indenture.

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

Covenant Compliance

The indentures governing the 5.25% Senior Notes and the 7.00% Senior Notes ("the indentures") contain covenants that limit, among other things, the ability of CUSA and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2025, CUSA could have distributed up to approximately $4.4 billion to its parent company and sole stockholder, Holdings, under the terms of the indentures, subject to its available cash and other borrowing restrictions outlined in the indentures. Upon a change of control, as defined in the indentures, CUSA would be required to make an offer to repurchase the 5.25% Senior Notes and the 7.00% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indentures allow Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indentures, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2.0 to 1.0 and our actual ratio as of December 31, 2025 was 6.6 to 1.

See discussion of dividend restrictions and the consolidated net senior secured leverage ratio under the Credit Agreement at Senior Secured Credit Facility above.

As of December 31, 2025, we believe we were in full compliance with all agreements, including related covenants, governing our outstanding debt.

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

Interest Rate Risk

The Company currently has variable rate debt. An increase or decrease in interest rates would affect its interest expense relating to this variable rate debt. At December 31, 2025, we had an aggregate of $182.3 million of variable rate debt outstanding, after giving effect to the interest rate swap agreements discussed below. Based on the interest rates in effect on the variable rate debt outstanding at December 31, 2025, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $1.8 million.

The table below provides information about the Company’s fixed rate and variable rate long-term debt agreements as of December 31, 2025, which includes fixed rate and variable rate long-term debt of CUSA which is guaranteed by Holdings.

	Expected Maturity for the Years Ending December 31,								Average
	(in millions)								Interest
	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value	Rate
Fixed rate (1)	$—	$—	$765.0	$—	$450.0	$500.0	$1,715.0	$1,737.0	5.8%
Variable rate	6.4	6.4	6.4	6.4	156.7	—	182.3	183.0	5.9%
Total debt (2)	$6.4	$6.4	$771.4	$6.4	$606.7	$500.0	$1,897.3	$1,920.0	5.8%
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

Below is a summary of our interest rate swap agreements as of December 31, 2025:

Notional
Amount	Pay Rate	Receive Rate	Expiration Date
$ 137.5 million	3.23%	1-Month Term SOFR	December 31, 2027
$ 175.0 million	3.23%	1-Month Term SOFR	December 31, 2027
$ 137.5 million	3.17%	1-Month Term SOFR	December 31, 2027
$ 450.0 million

Foreign Currency Exchange Rate Risk

We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and interior finish items and other operating supplies used by our international subsidiaries. A majority of the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for the subsidiary, which could impact future results of operations as reported. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our equity ownership in our international subsidiaries as of December 31, 2025, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed, would decrease the aggregate net book value of our investments in our international subsidiaries by approximately $62.8 million and would decrease the aggregate net income of our international subsidiaries for the year ended December 31, 2025 by $5.0 million.

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

During 2019, the Argentine government instituted exchange controls restricting the ability of entities and individuals to exchange Argentine pesos for foreign currencies and to remit foreign currency out of Argentina. As a result of these currency exchange controls, markets in Argentina developed a legal trading mechanism known as the Blue Chip Swap that allows entities to transfer U.S. dollars out of and into Argentina. In a Blue Chip Swap transaction, an entity buys U.S. dollar denominated securities in Argentina using Argentine pesos, and subsequently sells the securities for U.S. dollars, in Argentina, to access U.S. dollars locally, or outside Argentina, by transferring the securities abroad, prior to being sold (the latter commonly known as Blue Chip Swap Rate). The Blue Chip Swap rate is the implicit exchange rate resulting from the Blue Chip Swap transaction. The Blue Chip Swap rate can diverge significantly from Argentina’s official exchange rate. During the years ended December 31, 2023, 2024 and 2025, the Company entered into Blue Chip Swap transactions that resulted in losses of approximately $12.4 million, $0.9 million and $0.7 million, respectively.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data for Holdings and CUSA are listed on the Index on page F-1 of this Form 10-K. Such financial statements and supplementary data are included herein beginning on page F-7.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2025, under the supervision and with the participation of Holdings’ and CUSA’s principal executive officer and principal financial officer, Holdings and CUSA each carried out an evaluation required by the Exchange Act of the effectiveness of the design and operation of their respective disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, Holdings’ and CUSA’s principal executive officer and principal financial officer concluded that, as of December 31, 2025, each of Holdings’ and CUSA’s respective disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by each of Holdings and CUSA in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to Holdings’ and CUSA’s management, including Holdings’ and CUSA’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in Holdings’ and CUSA’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, Holdings’ and CUSA’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Holdings’ and CUSA’s internal control framework and processes are designed to provide reasonable assurance to management and their respective board of directors regarding the reliability of financial reporting and the preparation of the Holdings’ and CUSA’s consolidated financial statements in accordance with the accounting principles generally accepted in the U.S. Management has assessed the effectiveness of Holdings’ and CUSA’s internal control over financial reporting as of December 31, 2025 based on criteria set forth by the Committee of Sponsoring Organizations of the Commission, or COSO, in Internal Control—Integrated Framework (2013). As a result of this assessment, management concluded that, as of December 31, 2025, Holdings’ and CUSA’s internal control over financial reporting was effective.

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

On March 13, 2025, Wanda Gierhart, our Chief Marketing and Content Officer, adopted a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 to sell up to 63,693 current shares of the Company’s common stock plus up to 2,136 shares of the Company’s common stock vesting in July 2025. The plan was adopted to facilitate the orderly sale of shares of the Company’s common stock for personal financial planning purposes and intended to satisfy the affirmative defense of Rule 10b5-1(c). The plan expired on November 12, 2025.

On November 10, 2025, Ms. Gierhart adopted a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 to sell up to 11,169 shares of the Company’s common stock plus the net shares of the Company’s common stock issued upon the vesting of 110,955 shares in February 2026. The plan was adopted to facilitate the orderly sale of shares of the Company’s common stock for personal financial planning purposes and is intended to satisfy the affirmative defense of Rule 10b5-1(c). The plan is set to expire on November 10, 2026, or when all of the shares under the plan are sold.

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

On December 3, 2025, Mr. Zoradi adopted a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 to sell up to 150,000 shares of the Company’s common stock owned by a family trust for which Mr. Zoradi is a trustee. The plan was adopted to facilitate the orderly sale of shares of the Company’s common stock for personal financial planning purposes and is intended to satisfy the affirmative defense of Rule 10b5-1(c). The plan is set to expire on June 30, 2026, or when all of the shares under the plan are sold.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cinemark Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 18, 2026, expressed an unqualified opinion on those financial statements.

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
February 18, 2026

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

The remaining information required by Item 10 is incorporated by reference to Holdings’ proxy statement for its annual stockholders meeting to be held on May 14, 2026 and to be filed with the SEC within 120 days after December 31, 2025.

Item 11. Executive Compensation

Incorporated by reference to Holdings’ proxy statement for its annual stockholders meeting to be held on May 14, 2026 and to be filed with the SEC within 120 days after December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to Holdings’ proxy statement for its annual stockholders meeting to be held on May 14, 2026 and to be filed with the SEC within 120 days after December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to Holdings’ proxy statement for its annual stockholders meeting to be held on May 14, 2026 and to be filed with the SEC within 120 days after December 31, 2025.

Item 14. Principal Accountant Fees and Services

Incorporated by reference to Holdings’ proxy statement for its annual stockholders meeting to be held on May 14, 2026 and to be filed with the SEC within 120 days after December 31, 2025.

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

(c) Financial Statement Schedules

Schedule I – Condensed Financial Information of Cinemark Holdings, Inc. beginning on page S-1.

Supplemental Schedules Specified by the Senior Notes Indentures

As required by the indentures governing CUSA’s 5.25% Senior Notes and 7.00% Senior Notes, collectively “the senior notes”, CUSA has included in this filing, financial information for its subsidiaries that have been designated as unrestricted subsidiaries as defined by the indentures. As required by these indentures, CUSA has included a condensed consolidating balance sheet and condensed consolidating statements of income, comprehensive income and cash flows for CUSA. These supplementary schedules, beginning on page S-7 separately identify CUSA’s restricted subsidiaries and unrestricted subsidiaries as required by the indentures.

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

4.4(b)	Holdings CUSA

Form of 5.25% Senior Notes of Cinemark USA, Inc. (contained in the Indenture listed as Exhibit 4.9(a) above).
(incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed on June 15, 2021).

4.5(a)	Holdings CUSA

Indenture, dated as of July 18, 2024 among Cinemark USA, Inc., the Guarantors named therein and Truist Bank, as trustee (incorporated by reference to Exhibit 4.1 to Cinemark Holdings, Inc.’s and Cinemark USA, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed July 18, 2024).

4.5(b)	Holdings CUSA

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

10.3(b)	Holdings CUSA

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

10.3(c)	Holdings CUSA

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

Exhibit 10.1 to Cinemark Holdings, Inc.’s and Cinemark USA, Inc’s Current Report on Form 8-K, File No. 001-33401, filed November 29, 2024).
10.3(d)	Holdings CUSA

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

10.3(e)	Holdings CUSA

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

+10.4(a)	Holdings CUSA

Employment Agreement, dated as of June 23, 2014, by and between Cinemark Holdings, Inc. and Sean Gamble (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No.001-33401, filed June 23, 2014).

+10.4(b)	Holdings CUSA

First Amendment to Employment Agreement, dated as of July 28, 2021, by and between Cinemark Holdings, Inc. and Sean Gamble (incorporated by reference to Exhibit 10.2 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No.001-33401, filed July 28, 2021).

+10.4(c)	Holdings CUSA

Amended and Restated Employment Agreement, dated as of January 1, 2022, by and between Cinemark Holdings, Inc. and Sean Gamble (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No.001-33401, filed January 4, 2022).

+10.4(d)	Holdings CUSA

Employment Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Michael Cavalier (incorporated by reference to Exhibit 10.4 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 8, 2008).

+10.4(e)	Holdings CUSA

Employment Agreement, dated as of February 15, 2010, between Cinemark Holdings, Inc. and Valmir Fernandes (incorporated by reference to Exhibit 10.5(u) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 10, 2010).

+10.4(f)	Holdings CUSA

Amended and Restated Employment Agreement, dated as of February 19, 2016, between Cinemark Holdings, Inc. and Mark Zoradi (incorporated by reference to Exhibit 10.6(l) to the Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed February 24, 2016).

+10.4(g)	Holdings CUSA

First Amendment to the Amended and Restated Employment Agreement, dated as of February 20, 2018, between Cinemark Holdings, Inc. and Mark Zoradi (incorporated by reference to Exhibit 10.l to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No.001-33401, filed February 23, 2018).

+10.4(h)	Holdings CUSA

Second Amended and Restated Employment Agreement, dated as of November 18, 2020, between Cinemark Holdings, Inc. and Mark Zoradi (incorporated by reference to Exhibit 10.l to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No.001-33401, filed November 20, 2020).

+10.4(i)	Holdings CUSA

Employment Agreement, dated as of October 7, 2021, between Cinemark Holdings, Inc. and Melissa Thomas (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No.001-33401, filed October 13, 2021).

+10.4(j)	Holdings CUSA

Termination Agreement, dated as of May 25, 2022, between Cinemark Holdings, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.2 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed May 25, 2022).

+10.4(k)	Holdings CUSA

Employment Agreement dated as of February 28, 2025, by and between Cinemark Holdings, Inc. and Wanda Gierhart (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed March 3, 2025).

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

*+10.6(l)	Holdings CUSA	Form of Restricted Stock Award Agreement pursuant to the Cinemark Holdings, Inc. 2024 Long-Term Incentive Plan dated May 15, 2024.
*+10.6(m)	Holdings CUSA	Form of Performance Stock Unit Award Certificate and Agreement pursuant to the Cinemark Holdings, Inc. 2024 Long-Term Incentive Plan dated May 15, 2024.
*+10.6(n)	Holdings CUSA	Form of Restricted Stock Unit Award Agreement pursuant to the Cinemark Holdings, Inc. 2024 Long-Term Incentive Plan dated May 15, 2024.
10.7(a)	Holdings CUSA

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

10.27	Holdings	Form of Call Option Transaction Confirmation (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401 filed August 24, 2020).
10.28	Holdings	Form of Warrants Confirmation (incorporated by reference to Exhibit 10.2 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401 filed August 24, 2020).
10.29	Holdings

Forms of Unwind and Termination Agreement, dated as of August 15, 2025 (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8-K, File No. 001-33401, filed August 18, 2025).

19.1	Holdings

Policy Prohibiting Insider Trading and Unauthorized Disclosure of Information to Others (incorporated by reference to Exhibit 19.1 to Cinemark Holdings Inc.‘s Annual Report on Form 10-K, File No. 001-33401, filed February 19, 2025).

19.2	Holdings

Supplemental Policy Concerning Trading in Company Securities by Certain Designated Persons (incorporated by reference to Exhibit 19.2 to Cinemark Holdings Inc.‘s Annual Report on Form 10-K, File No. 001-33401, filed February 19, 2025).

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

The following financial information from the combined Cinemark Holdings, Inc. and Cinemark USA, Inc. Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 18, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith:

  (i) Cinemark Holdings, Inc. Consolidated Balance Sheets

 (ii) Cinemark Holdings, Inc. Consolidated Statements of Income

(iii) Cinemark Holdings, Inc. Consolidated Statements of Comprehensive Income

(iv) Cinemark Holdings, Inc. Consolidated Statements of Equity

 (v) Cinemark Holdings, Inc. Consolidated Statements of Cash Flows

(vi) Cinemark USA, Inc. Consolidated Balance Sheets

(vii) Cinemark USA, Inc. Consolidated Statements of Income

(viii) Cinemark USA, Inc. Consolidated Statements of Comprehensive Income

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

Dated: February 18, 2026	CINEMARK HOLDINGS, INC CINEMARK USA, INC (Registrants)

	BY:	/s/ Sean Gamble
Sean Gamble
Chief Executive Officer

BY:	/s/ Melissa Thomas
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

CINEMARK HOLDINGS, INC.
Name	Title	Date
/s/ Carlos M. Sepulveda	Chairman of the Board and Director	February 18, 2026
Carlos M. Sepulveda

/s/ Sean Gamble	Chief Executive Officer and Director	February 18, 2026
Sean Gamble	(principal executive officer)

/s/ Melissa Thomas	Chief Financial Officer	February 18, 2026
Melissa Thomas	(principal financial officer)

/s/ Caren Bedard	SVP — Global Controller and Treasury	February 18, 2026
Caren Bedard	(principal accounting officer)

/s/ Darcy Antonellis	Director	February 18, 2026
Darcy Antonellis

/s/ Benjamin D. Chereskin	Director	February 18, 2026
Benjamin D. Chereskin

/s/ Nancy Loewe	Director	February 18, 2026
Nancy Loewe

/s/ Kevin Mitchell	Director	February 18, 2026
Kevin Mitchell

/s/ Steven Rosenberg	Director	February 18, 2026
Steven Rosenberg

/s/ Enrique F. Senior	Director	February 18, 2026
Enrique F. Senior

/s/ Raymond W. Syufy	Director	February 18, 2026
Raymond W. Syufy

/s/ Nina Vaca	Director	February 18, 2026
Nina Vaca

/s/ Mark Zoradi	Director	February 18, 2026
Mark Zoradi

CINEMARK USA, INC.
Name	Title	Date
/s/ Sean Gamble	Chief Executive Officer and Director	February 18, 2026
Sean Gamble	(principal executive officer)

/s/ Melissa Thomas	Chief Financial Officer and Director	February 18, 2026
Melissa Thomas	(principal financial officer)

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, Dallas, TX, PCAOB ID No. 34) - Cinemark Holdings, Inc. and subsidiaries	F-2

Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, Dallas, TX, PCAOB ID No. 34) - Cinemark USA, Inc. and subsidiaries	F-5

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets, December 31, 2024 and 2025	F-7

Consolidated Statements of Income for the Years Ended December 31, 2023, 2024 and 2025	F-8

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2024 and 2025	F-9

Consolidated Statements of Equity for the Years Ended December 31, 2023, 2024 and 2025	F-10

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2024 and 2025	F-11

CINEMARK USA, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets, December 31, 2024 and 2025	F-12

Consolidated Statements of Income for the Years Ended December 31, 2023, 2024 and 2025	F-13

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2024 and 2025	F-14

Consolidated Statements of Equity for the Years Ended December 31, 2023, 2024 and 2025	F-15

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2024 and 2025	F-16

Cinemark Holdings, Inc. and Cinemark USA, Inc. Notes to Consolidated Financial Statements	F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Cinemark Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cinemark Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and Schedule I listed in the Index at Item 15(c), (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Long-Lived Assets - Refer to Notes 1 and 10 to the consolidated financial statements

Critical Audit Matter Description

The impairment evaluation of long-lived assets is an assessment that begins with the Company’s monitoring of indicators of impairment on an individual theater basis, which the Company believes is the lowest level for which there are identifiable cash flows. The Company reviews the long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. When performing a quantitative impairment assessment, the Company estimates undiscounted cash flows at the theater level through the remainder of the theater’s estimated useful life. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (the theater) with its estimated fair value. The Company applies significant judgment in estimating the fair value of theaters, based on most recent theater-level cash flows, projected theater-level cash flows, current industry trading multiples, and other business assumptions such as the likelihood of exercising lease renewal options at specific theaters. When the estimated fair value is determined to be lower than the carrying value of the asset group, the asset group is written down to its estimated fair value.

We identified the valuation assertion related to the impairment assessment of the Company’s domestic theater long‑lived assets as a critical audit matter because the evaluation involves multiple inputs, significant management judgment in estimating undiscounted future cash flows, evaluating market multiple assumptions, and assessing the likelihood of exercising lease renewal options. In addition, the analysis relies on a number of theater‑level data inputs, which increase the risk that incomplete or inaccurate inputs could affect the impairment conclusion. As a result, addressing this matter required a high degree of auditor judgment and an increased extent of effort to evaluate management’s key assumptions and the completeness and accuracy of the underlying data.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s undiscounted cash flow analysis included the following, among others:

•
Obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the Company’s domestic long-lived asset impairment assessment, including controls over the preparation and review of the theater-level cash flow analyses and key assumptions.
•
Tested the significant inputs used in the analysis by tracing to underlying source records (including theater-level historical results, asset values, and lease terms) and the mathematical accuracy of the analysis. We further assessed the inputs for consistency with other evidence.
•
Evaluated management’s estimated undiscounted theater-level cash flows used in the Company’s impairment analysis by:
•
Comparing prior-period cash flow forecasts to subsequent actual results to assess forecast reliability.
•
Comparing historical theater-level performance to forecasted cash flows, considering assumptions such as expected film slate, projected box office performance, and market share.
•
Evaluating management’s assumptions about the likelihood of exercising lease renewal options and market trading multiples by performing sensitivity analyses to assess the effect of changes on the impairment conclusions.
•
Considering external information such as industry outlook reports and relevant analyst commentary to assess the reasonableness of key assumptions used in the analysis.

Loss on Warrants (presentation and valuation assertions) - Refer to Notes 5 and 12 to the consolidated financial statements

Critical Audit Matter Description

On August 15, 2025, Holdings entered into irrevocable warrant unwind and termination agreements with each of the warrant counterparties to settle the warrant transactions the Company had previously entered into in connection with the issuance of the 4.50% Convertible Senior Notes. Pursuant to the Warrant Early Termination Agreements, the Company delivered cash and shares to each counterparty, the amount of which was determined based upon the volume-weighted average price per share of the Company’s common stock during the observation period from August 18, 2025 through November 3, 2025.

We identified the valuation of and the accounting for the warrant modifications as a critical audit matter. The principal considerations for that determination included (1) the complexity and effort required to audit the valuation of the modified warrant agreements, including the volatility assumption used in the respective models, and (2) the application of the appropriate accounting guidance for the warrant agreement modifications. This required a higher degree of auditor judgment and an increased extent of effort, including the need to involve valuation and subject matter specialists, when performing audit procedures to evaluate the reasonableness of accounting for and valuation of the warrant modifications.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the warrant modifications were as follows:

•
Obtained an understanding of management's process for identifying and evaluating the critical terms of the warrant agreements in determining the valuation methods and assumptions.
•
With the assistance of subject matter specialists, evaluated the appropriateness of the accounting treatment for the modified warrant agreements, including assessing management's conclusions and the application of relevant accounting standards.
•
Obtained an understanding of the design and operating effectiveness of the Company's controls over the valuation and accounting for the warrant settlements, including controls over management's review of the valuation models and the significant assumptions used in determining the valuation.
•
With the assistance of our valuation specialists, we performed the following:
•
Evaluated the appropriateness of the valuation models utilized;
•
Assessed whether the modeling techniques and assumptions, specifically volatility, are consistent with those that would be used by market participants through the testing of source information, and whether these assumptions are consistent with external market data and industry data; and
•
Independently recalculated the modified warrant valuations to evaluate the reasonableness of management’s calculations.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 18, 2026

We have served as the Company's auditor since 1988.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Cinemark USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cinemark USA, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and Schedule I listed in the Index at Item 15(c), (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Impairment of Long-Lived Assets - Refer to Notes 1 and 10 to the consolidated financial statements

Critical Audit Matter Description

The impairment evaluation of long-lived assets is an assessment that begins with the Company’s monitoring of indicators of impairment on an individual theater basis, which the Company believes is the lowest level for which there are identifiable cash flows. The Company reviews the long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. When performing a quantitative impairment assessment, the Company estimates undiscounted cash flows at the theater level through the remainder of the theater’s estimated useful life. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (the theater) with its estimated fair value. The Company applies significant judgment in estimating the fair value of theaters, based on most recent theater-level cash flows, projected theater-level cash flows, current industry trading multiples, and other business assumptions such as the likelihood of exercising lease renewal options at specific theaters. When the estimated fair value is determined to be lower than the carrying value of the asset group, the asset group is written down to its estimated fair value.

We identified the valuation assertion related to the impairment assessment of the Company’s domestic theater long‑lived assets as a critical audit matter because the evaluation involves multiple inputs, significant management judgment in estimating undiscounted future cash flows, evaluating market multiple assumptions, and assessing the likelihood of exercising lease renewal options. In addition, the analysis relies on a number of theater‑level data inputs, which increase the risk that incomplete or inaccurate inputs could affect the impairment conclusion. As a result, addressing this matter required a high degree of auditor judgment and an increased extent of effort to evaluate management’s key assumptions and the completeness and accuracy of the underlying data.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s undiscounted cash flow analysis included the following, among others:

•
Obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the Company’s domestic long-lived asset impairment assessment, including controls over the preparation and review of the theater-level cash flow analyses and key assumptions.
•
Tested the significant inputs used in the analysis by tracing to underlying source records (including theater-level historical results, asset values, and lease terms) and the mathematical accuracy of the analysis. We further assessed the inputs for consistency with other evidence.
•
Evaluated management’s estimated undiscounted theater-level cash flows used in the Company’s impairment analysis by:
•
Comparing prior-period cash flow forecasts to subsequent actual results to assess forecast reliability.
•
Comparing historical theater-level performance to forecasted cash flows, considering assumptions such as expected film slate, projected box office performance, and market share.
•
Evaluating management’s assumptions about the likelihood of exercising lease renewal options and market trading multiples by performing sensitivity analyses to assess the effect of changes on the impairment conclusions.
•
Considering external information such as industry outlook reports and relevant analyst commentary to assess the reasonableness of key assumptions used in the analysis.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 18, 2026

We have served as the Company's auditor since 1988.

PART IV - FINANCIAL INFORMATION

Item 15. Financial Statements

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	December 31,	December 31,
	2024	2025
Assets
Current assets
Cash and cash equivalents	$1,057.3	$344.3
Inventories	31.0	29.1
Accounts receivable	104.6	110.0
Current income tax receivable	56.7	67.9
Prepaid expenses and other	48.7	47.4
Total current assets	1,298.3	598.7
Theater properties and equipment, net	1,145.1	1,175.8
Operating lease right-of-use assets, net	930.4	949.9
Other long-term assets
Goodwill	1,239.6	1,245.8
Intangible assets, net	300.5	300.4
Investment in NCMI	29.0	17.0
Investments in affiliates	26.2	23.9
Long-term deferred tax asset	69.5	95.8
Deferred charges and other assets, net	28.4	26.6
Total other long-term assets	1,693.2	1,709.5
Total assets	$5,067.0	$4,433.9
Liabilities and equity
Current liabilities
Current portion of long-term debt	$464.3	$6.4
Current portion of operating lease obligations	212.1	215.0
Current portion of finance lease obligations	15.4	16.5
Current income tax payable	5.6	6.2
Accounts payable	86.1	86.0
Accrued interest	42.9	30.4
Accrued film rentals	82.9	90.7
Accrued payroll	73.4	65.8
Accrued property taxes	29.0	29.6
Accrued other current liabilities (see Note 11)	270.0	301.7
Total current liabilities	1,281.7	848.3
Long-term liabilities
Long-term debt, less current portion	1,870.4	1,869.2
Operating lease obligations, less current portion	784.0	791.0
Finance lease obligations, less current portion	109.9	93.7
Long-term deferred tax liability	3.2	6.6
Long-term liability for uncertain tax positions	51.5	55.7
NCM screen advertising advances	318.5	307.2
Other long-term liabilities	44.4	48.4
Total long-term liabilities	3,181.9	3,171.8
Commitments and contingencies (see Note 19)
Equity
Cinemark Holdings, Inc.'s stockholders' equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 128,700,226 shares issued and 122,321,734 shares outstanding at December 31, 2024 and 149,900,865 shares issued and 115,530,385 shares outstanding at December 31, 2025	0.1	0.1
Additional paid-in-capital	1,276.9	1,397.3
Treasury stock, 6,378,492 and 34,370,480 shares, at cost, at December 31, 2024 and December 31, 2025, respectively	(103.2)	(539.8)
Accumulated deficit	(162.7)	(64.4)
Accumulated other comprehensive loss	(416.7)	(388.0)
Total Cinemark Holdings, Inc.'s stockholders' equity	594.4	405.2
Noncontrolling interests	9.0	8.6
Total equity	603.4	413.8
Total liabilities and equity	$5,067.0	$4,433.9

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	Years Ended December 31,
	2023	2024	2025
Revenue
Admissions	$1,555.6	$1,522.5	$1,544.7
Concession	1,192.0	1,197.8	1,227.2
Other	319.1	329.2	343.1
Total revenue	$3,066.7	$3,049.5	$3,115.0
Cost of operations
Film rentals and advertising	865.7	859.6	877.0
Concession supplies	221.3	225.4	240.5
Salaries and wages	403.1	401.8	411.1
Facility lease expense	329.7	325.3	321.8
Utilities and other	466.8	459.4	484.8
General and administrative expenses	198.8	218.1	236.1
Depreciation and amortization	209.5	197.5	201.9
Impairment of long-lived and other assets	16.6	1.5	6.5
(Gain) loss on disposal of assets and other	(7.7)	1.6	2.1
Total cost of operations	2,703.8	2,690.2	2,781.8
Operating income	362.9	359.3	333.2
Other income (expense)
Interest expense	(150.4)	(144.0)	(142.3)
Interest income	55.0	53.2	38.7
Loss on debt amendments and extinguishments	(10.7)	(6.9)	(1.5)
Loss on warrants	—	—	(39.3)
Foreign currency exchange and other related loss	(28.8)	(9.7)	(9.8)
Distributions from NCMI/NCM	—	—	1.7
Interest expense - NCM	(22.6)	(22.0)	(21.3)
Equity in income of affiliates	3.6	11.9	6.6
Net gain (loss) on investment in NCMI	12.4	11.0	(12.1)
Total other expense	(141.5)	(106.5)	(179.3)
Income before income taxes	221.4	252.8	153.9
Income tax expense (benefit)	29.9	(60.1)	12.4
Net income	$191.5	$312.9	$141.5
Less: Net income attributable to noncontrolling interests	3.3	3.2	3.3
Net income attributable to Cinemark Holdings, Inc.	$188.2	$309.7	$138.2
Weighted average shares outstanding
Basic	119.1	119.9	115.6
Diluted	152.0	154.9	134.3
Income per share attributable to Cinemark Holdings, Inc.'s common stockholders
Basic	$1.55	$2.54	$1.18
Diluted	$1.34	$2.06	$1.04

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Years Ended December 31,
	2023	2024	2025
Net income	$191.5	$312.9	$141.5
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain due to fair value adjustments on interest rate swap agreements, net of taxes of $1.2, $3.2 and $1.0, and net of settlements	(9.2)	1.8	(6.8)
Foreign currency translation adjustments	4.9	(40.2)	31.9
Total other comprehensive (loss) income, net of tax	(4.3)	(38.4)	25.1
Total comprehensive income, net of tax	187.2	274.5	166.6
Comprehensive income attributable to noncontrolling interests	(3.3)	(3.2)	(3.3)
Comprehensive income attributable to Cinemark Holdings, Inc.	$183.9	$271.3	$163.3

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2023, 2024 AND 2025

(in millions)

								Total
						Retained	Accumulated	Cinemark
	Common Stock		Treasury Stock		Additional	Earnings/	Other	Holdings, Inc.'s
	Shares		Shares		Paid-in-	Accumulated	Comprehensive	Stockholders'	Noncontrolling	Total
	Issued	Amount	Acquired	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2023	126.1	$0.1	(5.7)	$(95.4)	$1,219.3	$(660.6)	$(353.2)	$110.2	$9.3	$119.5
Issuance of share-based awards and share-based compensation expense	1.4	—	—	—	25.0	—	—	25.0	—	25.0
Issuance of stock upon vesting of performance stock units	0.1	—	—	—	—	—	—	—	—	—
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the year ended December 31, 2023	—	—	(0.3)	(2.9)	—	—	—	(2.9)	—	(2.9)
Net income	—	—	—	—	—	188.2	—	188.2	3.3	191.5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3.6)	(3.6)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	(6.4)	(6.4)	—	(6.4)
Other comprehensive loss	—	—	—	—	—	—	(4.3)	(4.3)	—	(4.3)
Balance at December 31, 2023	127.6	$0.1	(6.0)	$(98.3)	$1,244.3	$(472.4)	$(363.9)	$309.8	$9.0	$318.8
Issuance of share-based awards and share-based compensation expense	1.0	—	—	—	32.6	—	—	32.6	—	32.6
Issuance of stock upon vesting of performance stock units	0.1	—	—	—	—	—	—	—	—	—
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the year ended December 31, 2024	—	—	(0.4)	(4.9)	—	—	—	(4.9)	—	(4.9)
Net income	—	—	—	—	—	309.7	—	309.7	3.2	312.9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3.2)	(3.2)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	—	(14.4)	(14.4)	—	(14.4)
Other comprehensive loss	—	—	—	—	—	—	(38.4)	(38.4)	—	(38.4)
Balance at December 31, 2024	128.7	$0.1	(6.4)	$(103.2)	$1,276.9	$(162.7)	$(416.7)	$594.4	$9.0	$603.4
Repurchases of common stock under share repurchase program (see Note 16)	—	—	(11.1)	(275.0)	—	—	—	(275.0)	—	(275.0)
Excise tax estimate related to repurchase of common stock under share repurchase program (see Note 16)	—	—	—	(1.4)	—	—	—	(1.4)	—	(1.4)
Issuance of common stock related to maturity of 4.50% Convertible Senior Notes (see Note 12)	16.2	—	—	—	—	—	—	—	—	—
Receipt of shares related to maturity of 4.50% Convertible Senior Note hedge transactions (see Note 12)	—	—	(16.2)	(142.1)	142.1	—	—	—	—	—
Reclassification of warrants to liability (see Note 12)	—	—	—	—	(156.5)	—	—	(156.5)	—	(156.5)
Issuance of common stock related to settlements of warrants (see Note 12)	3.6	—	—	—	97.9	—	—	97.9	—	97.9
Issuance of share-based awards and share-based compensation expense	0.6	—	—	—	36.9	—	—	36.9	—	36.9
Issuance of stock upon vesting of performance stock units	0.8	—	—	—	—	—	—	—	—	—
Restricted stock forfeitures and stock withholdings related to share-based awards that vested during the year ended December 31, 2025	—	—	(0.7)	(18.1)	—	—	—	(18.1)	—	(18.1)
Dividends paid to stockholders, $0.33 per common share (see Note 6)		—	—	—	—	(39.9)	—	(39.9)	—	(39.9)
Net income	—	—	—	—	—	138.2	—	138.2	3.3	141.5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3.7)	(3.7)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	3.6	3.6	—	3.6
Other comprehensive loss	—	—	—	—	—	—	25.1	25.1	—	25.1
Balance at December 31, 2025	149.9	$0.1	(34.4)	$(539.8)	$1,397.3	$(64.4)	$(388.0)	$405.2	$8.6	$413.8

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2023	2024	2025
Operating activities
Net income	$191.5	$312.9	$141.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	207.3	195.4	201.4
Amortization of intangible and other assets	2.2	2.1	0.5
Loss on debt amendments and extinguishments	10.7	6.9	1.5
Loss on warrants	—	—	39.3
Amortization of original issue discount and debt issuance costs	10.2	9.0	7.2
Interest accrued on NCM screen advertising advances	22.6	22.0	21.3
Amortization of NCM screen advertising advances and other deferred revenue	(32.4)	(32.4)	(32.6)
Amortization of accumulated (gains) losses for amended swap agreements	(6.4)	(14.4)	3.6
Impairment of long-lived and other assets	16.6	1.5	6.5
Share-based awards compensation expense	25.0	33.5	36.5
(Gain) loss on disposal of assets and other	(7.7)	1.6	2.1
Change in unrealized (gain) loss on investment in NCMI	(12.4)	(11.0)	12.0
Non-cash rent expense	(17.9)	(12.5)	(11.2)
Equity in income of affiliates	(3.6)	(11.9)	(6.6)
Deferred income tax expense (benefit)	10.6	(110.8)	(19.2)
Distributions from equity investees	5.7	9.3	8.9
Changes in other assets and liabilities:
Inventories	0.3	(7.7)	1.9
Accounts receivable	(11.5)	(23.2)	(6.4)
Income tax receivable	(12.1)	—	(11.2)
Prepaid expenses and other	(2.3)	(3.7)	(2.2)
Deferred charges and other assets, net	0.3	1.8	(2.0)
Accounts payable and accrued expenses	45.4	89.3	(1.4)
Income tax payable	1.0	1.4	0.6
Liabilities for uncertain tax positions	0.1	3.5	4.2
Other long-term liabilities	1.1	3.4	(0.1)
Net cash provided by operating activities	444.3	466.0	396.1
Investing activities
Additions to theater properties and equipment and other	(149.5)	(150.8)	(218.9)
Net proceeds from sale of subsidiary	14.8	—	—
Proceeds from sale of theater properties and equipment and other	2.9	3.3	9.7
Proceeds from redemption of common units of NCM	—	0.6	—
Net cash used for investing activities	(131.8)	(146.9)	(209.2)
Financing activities
Dividends paid to stockholders	—	—	(38.9)
Repurchases of common stock under share repurchase program	—	—	(275.1)
Repayment of 4.50% Senior Convertible Notes	—	—	(460.0)
Settlements related to warrant unwind agreements	—	—	(97.9)
Proceeds from amendment of senior secured credit facility	640.2	—	—
Repayment of term loan upon amendment of senior secured credit facility	(624.9)	—	—
Proceeds from issuance of 7.00% Senior Notes	—	500.0	—
Redemption of 5.875% Senior Notes	—	(405.0)	—
Redemption of 8.75% Secured Notes	(102.2)	(150.0)	—
Payment of debt issuance costs	(7.5)	(10.3)	(1.2)
Payment of fees for debt amendments and extinguishments	(2.6)	(1.6)	(0.2)
Other repayments of long-term debt	(10.6)	(12.6)	(6.4)
Restricted stock withholdings for payroll taxes	(2.9)	(4.9)	(18.1)
Payments on finance leases	(14.4)	(15.3)	(15.4)
Other financing activities	(0.5)	(3.4)	0.1
Net cash used for financing activities	(125.4)	(103.1)	(913.1)
Effect of exchange rate changes on cash and cash equivalents	(12.5)	(7.8)	13.2
Increase (decrease) in cash and cash equivalents	174.6	208.2	(713.0)
Cash and cash equivalents:
Beginning of period	674.5	849.1	1,057.3
End of period	$849.1	$1,057.3	$344.3

Supplemental information (see Note 17)

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	December 31,	December 31,
	2024	2025
Assets
Current assets
Cash and cash equivalents	$827.4	$344.1
Inventories	31.0	29.1
Accounts receivable	103.9	110.0
Current income tax receivable	52.3	62.0
Prepaid expenses and other	48.8	47.3
Accounts receivable from parent	65.5	92.8
Total current assets	1,128.9	685.3
Theater properties and equipment, net	1,145.1	1,175.8
Operating lease right-of-use assets, net	930.4	949.9
Other long-term assets
Goodwill	1,239.6	1,245.8
Intangible assets, net	300.5	300.4
Investment in NCMI	29.0	17.0
Investments in affiliates	26.2	23.9
Long-term deferred tax asset	67.7	47.3
Deferred charges and other assets, net	28.4	26.6
Total other long-term assets	1,691.4	1,661.0
Total assets	$4,895.8	$4,472.0
Liabilities and equity
Current liabilities
Current portion of long-term debt	$6.4	$6.4
Current portion of operating lease obligations	212.1	215.0
Current portion of finance lease obligations	15.4	16.5
Current income tax payable	2.4	3.0
Accounts payable	86.1	86.0
Accrued interest	34.9	30.4
Accrued film rentals	82.9	90.7
Accrued payroll	73.4	65.8
Accrued property taxes	29.0	29.6
Accrued other current liabilities (see Note 11)	269.7	300.0
Total current liabilities	812.3	843.4
Long-term liabilities
Long-term debt, less current portion	1,870.4	1,869.2
Operating lease obligations, less current portion	784.0	791.0
Finance lease obligations, less current portion	109.9	93.7
Long-term deferred tax liability	5.1	8.5
Long-term liability for uncertain tax positions	51.5	55.7
NCM screen advertising advances	318.5	307.2
Other long-term liabilities	44.4	47.8
Total long-term liabilities	3,183.8	3,173.1
Commitments and contingencies (see Note 19)
Equity
Cinemark USA, Inc.'s stockholder's equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49.5	49.5
Treasury stock, 57,245 Class B shares at cost	(24.2)	(24.2)
Additional paid-in-capital	1,534.6	1,570.1
Accumulated deficit	(249.7)	(757.7)
Accumulated other comprehensive loss	(419.5)	(390.8)
Total Cinemark USA, Inc.'s stockholder's equity	890.7	446.9
Noncontrolling interests	9.0	8.6
Total equity	899.7	455.5
Total liabilities and equity	$4,895.8	$4,472.0

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in millions)

	Years Ended December 31,
	2023	2024	2025
Revenue
Admissions	$1,555.6	$1,522.5	$1,544.7
Concession	1,192.0	1,197.8	1,227.2
Other	319.1	329.2	343.1
Total revenue	$3,066.7	$3,049.5	$3,115.0
Cost of operations
Film rentals and advertising	865.7	859.6	877.0
Concession supplies	221.3	225.4	240.5
Salaries and wages	403.1	401.8	411.1
Facility lease expense	329.7	325.3	321.8
Utilities and other	466.8	459.4	484.8
General and administrative expenses	195.5	214.4	232.5
Depreciation and amortization	209.5	197.5	201.9
Impairment of long-lived and other assets	16.6	1.5	6.5
(Gain) loss on disposal of assets and other	(7.7)	1.6	2.1
Total cost of operations	2,700.5	2,686.5	2,778.2
Operating income	366.2	363.0	336.8
Other income (expense)
Interest expense	(126.3)	(119.9)	(127.3)
Interest income	43.2	40.9	36.1
Loss on debt amendments and extinguishments	(10.7)	(6.9)	(1.5)
Foreign currency exchange and other related loss	(28.8)	(9.7)	(9.8)
Distributions from NCMI/NCM	—	—	1.7
Interest expense - NCM	(22.6)	(22.0)	(21.3)
Equity in income of affiliates	3.6	11.9	6.6
Net gain (loss) on investment in NCMI	12.4	11.0	(12.1)
Total other expense	(129.2)	(94.7)	(127.6)
Income before income taxes	237.0	268.3	209.2
Income tax expense (benefit)	28.4	(55.8)	60.7
Net income	$208.6	$324.1	$148.5
Less: Net income attributable to noncontrolling interests	3.3	3.2	3.3
Net income attributable to Cinemark USA, Inc.	$205.3	$320.9	$145.2

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Years Ended December 31,
	2023	2024	2025
Net income	$208.6	$324.1	$148.5
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain due to fair value adjustments on interest rate swap agreements, net of taxes of $1.5, $3.2 and $1.0, and net of settlements	(8.9)	1.8	(6.8)
Foreign currency translation adjustments	4.9	(40.2)	31.9
Total other comprehensive (loss) income, net of tax	(4.0)	(38.4)	25.1
Total comprehensive income, net of tax	204.6	285.7	173.6
Comprehensive income attributable to noncontrolling interests	(3.3)	(3.2)	(3.3)
Comprehensive income attributable to Cinemark USA, Inc.	$201.3	$282.5	$170.3

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2023, 2024 AND 2025

(in millions)

										Total
.	Class A		Class B						Accumulated	Cinemark
	Common Stock		Common Stock		Treasury Stock		Additional		Other	USA, Inc.'s
	Shares		Shares		Shares		Paid-in-	Accumulated	Comprehensive	Stockholder's	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Acquired	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2023	—	$—	0.2	$49.5	(0.1)	$(24.2)	$1,479.5	$(775.9)	$(356.3)	372.6	$9.3	$381.9
Share-based awards compensation expense	—	—	—	—	—	—	23.8	—	—	23.8	—	23.8
Net income	—	—	—	—	—	—	—	205.3	—	205.3	3.3	208.6
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(3.6)	(3.6)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	—	—	(6.4)	(6.4)	—	(6.4)
Other comprehensive loss	—	—	—	—	—	—	—	—	(4.0)	(4.0)	—	(4.0)
Balance at December 31, 2023	—	$—	0.2	$49.5	(0.1)	$(24.2)	$1,503.3	$(570.6)	$(366.7)	$591.3	$9.0	$600.3
Share-based awards compensation expense	—	—	—	—	—	—	31.3	—	—	31.3	—	31.3
Net income	—	—	—	—	—	—	—	320.9	—	320.9	3.2	324.1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(3.2)	(3.2)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	—	—	—	(14.4)	(14.4)	—	(14.4)
Other comprehensive loss	—	—	—	—	—	—	—	—	(38.4)	(38.4)	—	(38.4)
Balance at December 31, 2024	—	$—	0.2	$49.5	(0.1)	$(24.2)	$1,534.6	$(249.7)	$(419.5)	$890.7	$9.0	$899.7
Share-based awards compensation expense	—	—	—	—	—	—	35.5	—	—	35.5	—	35.5
Distributions to parent (see Note 21)	—	—	—	—	—	—	—	(653.2)	—	(653.2)	—	(653.2)
Net income	—	—	—	—	—	—	—	145.2	—	145.2	3.3	148.5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(3.7)	(3.7)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	—	—	3.6	3.6	—	3.6
Other comprehensive loss	—	—	—	—	—	—	—	—	25.1	25.1	—	25.1
Balance at December 31, 2025	—	$—	0.2	$49.5	(0.1)	$(24.2)	$1,570.1	$(757.7)	$(390.8)	$446.9	$8.6	$455.5

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2023	2024	2025
Operating activities
Net income	$208.6	$324.1	$148.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	207.3	195.4	201.4
Amortization of intangible and other assets	2.2	2.1	0.5
Loss on debt amendments and extinguishments	10.7	6.9	1.5
Amortization of original issue discount and debt issuance costs	6.7	5.6	5.1
Interest accrued on NCM screen advertising advances	22.6	22.0	21.3
Amortization of NCM screen advertising advances and other deferred revenue	(32.4)	(32.4)	(32.6)
Amortization of accumulated (gains) losses for amended swap agreements	(6.4)	(14.4)	3.6
Impairment of long-lived and other assets	16.6	1.5	6.5
Share-based awards compensation expense	23.8	32.2	35.1
(Gain) loss on disposal of assets and other	(7.7)	1.6	2.1
Change in unrealized (gain) loss on investment in NCMI	(12.4)	(11.0)	12.0
Non-cash rent expense	(17.9)	(12.5)	(11.2)
Equity in loss (income) of affiliates	(3.6)	(11.9)	(6.6)
Deferred income tax expense (benefit)	8.5	(107.1)	27.5
Distributions from equity investees	5.7	9.3	8.9
Changes in other assets and liabilities
Inventories	0.3	(7.7)	1.9
Accounts receivable	(12.6)	(26.7)	(16.3)
Income tax receivable	(11.5)	3.8	(9.7)
Prepaid expenses and other	(2.3)	(3.8)	(2.0)
Deferred charges and other assets, net	0.3	1.8	(2.0)
Accounts payable and accrued expenses	46.1	88.9	7.5
Income tax payable	1.0	(1.8)	0.6
Liabilities for uncertain tax positions	0.1	3.5	4.2
Other long-term liabilities	1.1	3.4	0.3
Net cash provided by operating activities	454.8	472.8	408.1
Investing activities
Additions to theater properties and equipment and other	(149.5)	(150.8)	(218.9)
Net proceeds from sale of subsidiary	14.8	—	—
Proceeds from sale of theater properties and equipment and other	2.9	3.3	9.7
Proceeds from redemption of common units of NCM	—	0.6	—
Net cash used for investing activities	(131.8)	(146.9)	(209.2)
Financing activities
Distributons paid to parent	—	—	(653.2)
Proceeds from amendment of senior secured credit facility	640.2	—	—
Repayment of term loan upon amendment of senior secured credit facility	(624.9)	—	—
Proceeds from issuance of 7.00% Senior Notes	—	500.0	—
Redemption of 5.875% Senior Notes	—	(405.0)	—
Redemption of 8.75% Secured Notes	(102.2)	(150.0)	—
Payment of debt issuance costs	(7.5)	(10.3)	(1.2)
Payment of fees for debt amendments and extinguishments	(2.6)	(1.6)	(0.2)
Other repayments of long-term debt	(10.6)	(12.6)	(6.4)
Restricted stock withholdings for payroll taxes	(2.9)	(4.9)	(18.1)
Payments on finance leases	(14.4)	(15.3)	(15.4)
Other financing activities	(0.5)	(3.4)	(0.9)
Net cash used for financing activities	(125.4)	(103.1)	(695.4)
Effect of exchange rate changes on cash and cash equivalents	(12.5)	(7.8)	13.2
Increase (decrease) in cash and cash equivalents	185.1	215.0	(483.3)
Cash and cash equivalents:
Beginning of period	427.3	612.4	827.4
End of period	$612.4	$827.4	$344.1

Supplemental information (see Note 17)

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — Cinemark Holdings, Inc. (“Holdings”) is a holding company and its wholly-owned subsidiary is Cinemark USA, Inc. (“CUSA”). Holdings consolidates CUSA and its subsidiaries for financial statement purposes, and CUSA’s operating revenue and operating expenses comprise nearly 100% of Holdings’ revenue and operating expenses. As such, the following Notes to Consolidated Financial Statements relate to Holdings and CUSA and their respective consolidated subsidiaries in all material aspects, unless otherwise noted. Where it is important to distinguish between Holdings and CUSA, specific reference is made to either Holdings or CUSA. Otherwise, all references to “we”, “our”, “us” and “the Company” relate to Cinemark Holdings, Inc. and its consolidated subsidiaries and all references to CUSA relate to CUSA and its consolidated subsidiaries. We operate in the theatrical exhibition industry, with theaters in the United States (“U.S.”) and in 13 countries in Latin America as of December 31, 2025.

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

The Company evaluates long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable (qualitative evaluation). The Company also performs a full quantitative impairment evaluation on an annual basis. The Company’s qualitative and quantitative approaches are described below. See Note 10 for details of impairment charges recorded for the years ended December 31, 2023, 2024 and 2025.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The table below summarizes the Company’s intangible assets and the amortization method used for each type of intangible asset:

Intangible Asset	Amortization Method
Goodwill	Indefinite-lived
Tradename	Indefinite-lived
Other intangible assets	Straight-line method over the terms of the underlying agreement. Other intangible assets reached the end of their useful life in the fourth quarter of 2025.

Lease Accounting — See Note 3 for discussion of the Company’s lease accounting policies.

Deferred Charges and Other Assets — Deferred charges and other assets consist of lease and other security deposits, equipment to be placed in service, and other assets of a long-term nature.

Self-Insurance Reserves — In the U.S., the Company is self-insured for general liability claims, which are capped at $0.3 per occurrence with no aggregate annual cap. Under the Company’s fully-funded deductible workers compensation insurance plan in the U.S., the Company is responsible for pre-funding claims and is responsible for claims up to $0.3 per occurrence, with an annual cap of $5.0. The Company is also self-insured for domestic medical and dental claims with a cap of $0.3 per occurrence. As of December 31, 2024 and 2025, the Company’s self-insurance reserves were $10.6 and $12.5, respectively, and are reflected in accrued other current liabilities on the consolidated balance sheets. For its international locations, the Company is fully insured for general liability claims, with little or no deductibles per occurrence, as well as its workers’ compensation claims. Medical and dental benefits for the Company’s international locations are covered through government-sponsored healthcare systems that are funded through employee and employer payroll tax contributions.

Revenue Recognition — See Note 4 for discussion of revenue recognition and deferred revenue.

Expenses — Film rental costs are based on the film licensing arrangements and are accrued based on the applicable box office receipts and either: 1) a sliding scale formula, which is generally established with the studio prior to the opening of the film, 2) a firm terms formula as negotiated prior to a film's theatrical run, or 3) estimates of the final settlement rate, which occurs at the conclusion of the film’s run. Under a sliding scale formula, the Company pays a percentage of box office revenues using a pre-determined scale that is based upon box office performance of the film for its full theatrical run. Under a firm terms formula, the Company pays the distributor a percentage of box office receipts that can either be an aggregate rate for the full theatrical run or rates that decline over the term of the theatrical run. The settlement process allows for negotiation of film rental fees upon the conclusion of the film's theatrical run based upon how the film performs. Estimates are based on the expected success of a film. The success of a film can generally be determined a few weeks after a film is released when the initial box office performance of the film is known. If actual box office performance differs from our estimates, film rental costs are adjusted accordingly throughout a film’s theatrical run.

Accounting for Share-Based Awards — The Company measures the cost of employee services received in exchange for an equity award based on the fair value of the award on the date of the grant. The grant date fair value is based on Holdings’ stock price on the grant date. Such costs are recognized over the period during which an employee is required to provide service in exchange for the award (which is usually the vesting period). At the time of the grant, Holdings also estimates the number of awards that will ultimately be forfeited. Holdings also periodically estimates the number of awards that will ultimately vest based upon the achievement of pre-established Company performance targets on those awards that are both performance-based and time-based. A cumulative expense adjustment is recognized when that estimate changes. See Note 16 for discussion of Holdings’ share-based awards and related compensation expense.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Income Taxes — The Company uses an asset and liability approach to financial accounting and reporting for income taxes. CUSA participates in the consolidated return of Holdings; however, CUSA’s provisions for income taxes is computed on a stand-alone basis. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not that such assets will be realized. Income taxes are provided on unremitted earnings from foreign subsidiaries unless such earnings are expected to be indefinitely reinvested. Income taxes have also been provided for potential tax assessments. The evaluation of an uncertain tax position is a two-step process. The first step is recognition: the Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company should presume that the position would be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements result in (1) a change in a liability for income taxes payable or (2) a change in an income tax refund receivable, a deferred tax asset or a deferred tax liability or both (1) and (2). The Company accrues interest and penalties on its uncertain tax positions as a component of income tax expense. See further discussion in Note 18.

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

Foreign Currency Translations — The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in the consolidated balance sheets in accumulated other comprehensive loss. See Note 14 for a summary of the translation adjustments recorded in accumulated other comprehensive loss for the years ended December 31, 2023, 2024 and 2025. The Company recognizes foreign currency transaction gains and losses when changes in exchange rates impact transactions, other than intercompany transactions of a long-term investment nature, that have been denominated in a currency other than the functional currency.

The Company deemed Argentina to be highly inflationary beginning July 1, 2018. A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The financial statements of the Company’s Argentina subsidiaries have been remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective beginning July 1, 2018. See further discussion in Note 14.

Fair Value Measurements — According to authoritative guidance, inputs used in fair value measurements fall into three different categories: Level 1, Level 2 and Level 3. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. See Note 13 for a discussion of our fair value measurements for the years ended December 31, 2023, 2024 and 2025.

Interest Rate Swaps – The Company evaluates its interest rate swap agreements, which are designated as cash flow hedges, to determine whether they are effective on a quarterly basis in accordance with ASC Topic 815, Derivatives and Hedging. The fair values of the interest rate swaps are estimated based on future estimated net cash flows considering forecasted interest rates for the terms of the interest rate swap agreements as compared to the fixed interest rates paid under the agreements. If deemed to be effective, fair value estimates are recorded on the consolidated balance sheets as an asset or liability with the related gains or losses reported as a component of accumulated other

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

comprehensive loss. If the swaps are determined to not be effective, the gains or losses are recorded in interest expense on the consolidated income statement. See further discussion in Note 12.

Theatrical Exhibition Industry Disruptions - The success of the theatrical exhibition industry is contingent upon several key factors, including the volume of new film content available, which is continuing to recover from the effects of the COVID-19 pandemic and most recently the writers’ and actors’ guilds strikes (the “Hollywood strikes”), as well as the box office performance of new film content released, the duration of the exclusive theatrical release window, and evolving consumer behavior with competition from other forms of in and out-of-home entertainment.

2.
NEW ACCOUNTING PRONOUNCEMENTS

Accounting Guidance Adopted:

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The purpose of ASU 2023-09 is to enhance the transparency and decision usefulness of income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in ASU 2023-09 require that public entities, on an annual basis, (i) disclose specific categories in the income tax rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pre-tax income or loss by the applicable statutory income tax rate). The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. The Company adopted the guidance in ASU 2023-09 effective December 31, 2025 and applied the new disclosure requirements on a prospective basis to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements (see Note 18). The impact of adopting the additional disclosure requirements of this standard did not have a material impact on the Company’s consolidated financial statement disclosures.

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

ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The purpose of ASU 2025-06 is to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software (“ASC 350-40”) to better align the accounting guidance with the software development approaches currently used. Specifically, software is not always developed in a linear manner, which is an underlying tenet of the existing internal-use software capitalization framework. To clarify how the guidance applies to both linear and nonlinear software development, ASU 2025-06 removes all references to prescriptive and sequential software development stages throughout ASC 350-40. Under ASU 2025-06, an entity is required to start capitalizing software costs when both of the following occur: (i) management has committed to funding the software project; and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). Furthermore, the amendments in ASU 2025-06 supersede the current website development costs guidance and incorporate the recognition requirements for website-specific development costs from ASC 350-50 into ASC 350-40. The amendments in ASU 2025-06 are effective for all public companies for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is in the process of evaluating the impact of adopting the accounting provisions of ASU 2025-06 on its consolidated financial statements.

ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11). The purpose of ASU 2025-11 is to improve the guidance of Topic 270, Interim Reporting, by providing clarity on the current interim

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

reporting requirements. This amendment also provides additional guidance on what disclosures should be provided in interim reporting periods. The amendments in ASU 2025-11 also add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the reporting entity. The amendments in ASU 2025-11 are effective for all public companies for interim reporting periods within annual reporting periods beginning after December 31, 2027. Early adoption is permitted. The amendments in ASU 2025-11 can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is in the process of evaluating the impact of adopting the accounting provisions of ASU 2025-11 on its interim consolidated financial statements.

3.
LEASE ACCOUNTING

Real Estate Leases — The Company conducts a significant part of its theater operations in leased properties under noncancelable operating and finance leases with base terms generally ranging from 10 to 25 years. In addition to fixed lease payments, some of the leases provide for variable lease payments and some require the payment of taxes, insurance, common area maintenance and other costs applicable to the property. Some variable lease payments include payments based on a percentage of sales or a percentage of sales over defined thresholds. Percentage rent expense is estimated and recorded for these theaters on a monthly basis if the theater’s historical performance or forecasted performance indicates that the annual target revenue level will be reached. Once actual percentage rent is determinable, the timing of which is based on the respective lease agreement, percentage rent expense estimates are adjusted at that time. Other variable lease payments include payments adjusted periodically for inflation, changes in attendance or changes in average ticket price. The Company can renew, at its option, many of its leases at defined or then market rental rates for various renewal periods. Some leases also provide for escalating rent payments throughout the lease term. The Company also leases certain office and warehouse facilities in the U.S. and in international locations, which generally only include fixed lease payments. The Company recognizes fixed lease payments for operating leases as expense on a straight-line basis over the lease term. The Company’s real estate lease agreements do not contain any residual value guarantees or restrictive covenants.

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

The following table represents the operating and finance right-of-use assets and lease liabilities as of the periods indicated.

		As of
Leases	Classification	December 31, 2024	December 31, 2025
Assets (1)
Operating lease assets	Operating lease right-of-use assets	$930.4	$949.9
Finance lease assets	Theater properties and equipment, net of accumulated depreciation (2)	93.8	80.8
Total lease assets		$1,024.2	$1,030.7

Liabilities (1)
Current
Operating	Current portion of operating lease obligations	$212.1	$215.0
Finance	Current portion of finance lease obligations	15.4	16.5
Noncurrent
Operating	Operating lease obligations, less current portion	784.0	791.0
Finance	Finance lease obligations, less current portion	109.9	93.7
Total lease liabilities		$1,121.4	$1,116.2

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
(2)
Finance lease assets are net of accumulated amortization of $58.4 and $72.4 as of December 31, 2024 and 2025, respectively.

As of December 31, 2025, the Company had signed lease agreements with total noncancelable lease payments of approximately $47.1 related to venue leases that had not yet commenced. The timing of lease commencement is dependent on the completion of construction of the related venue. Additionally, these amounts are based on estimated square footage and costs to construct each facility and may be subject to adjustment upon final completion of each construction project. In accordance with ASC Topic 842, Leases, fixed minimum lease payments related to these venues are not included in the right-of-use assets and lease liabilities as of December 31, 2025.

The following table represents the Company’s aggregate lease costs, by lease classification, for the periods indicated.

		Year Ended December 31,
Lease Cost	Classification	2023	2024	2025
Operating lease costs
Equipment (1)	Utilities and other, General and administrative	$4.1	$3.8	$4.6
Real Estate (1)	Facility lease expense, General and administrative	348.6	334.5	329.7
Total operating lease costs		$352.7	$338.3	$334.3

Finance lease costs
Amortization of leased assets	Depreciation and amortization	$12.0	$13.5	$14.4
Interest on lease liabilities	Interest expense	4.9	5.8	6.5
Total finance lease costs		$16.9	$19.3	$20.9
(1)
Includes short-term lease payments, variable lease payments and office lease payments reflected in general and administrative expense as set forth in the following table for the periods presented:

		Year Ended December 31,
Lease Cost	Classification	2023	2024	2025
Operating lease costs
Equipment - Short-term and variable lease payments	Utilities and other	$3.6	$3.4	$4.3
Real Estate - Variable lease payments (1)	Facility lease expense	$68.3	$64.4	$56.6
Office and equipment leases	General and administrative	$1.4	$1.4	$1.5

(1) Represents lease payments that are based on a change in index, such as CPI or inflation, variable payments based on revenue or attendance and variable common area maintenance costs.

The following table represents the maturity of lease liabilities, by lease classification, as of December 31, 2025.

	Operating	Finance
Years Ending	Leases	Leases
2026	$271.8	$22.3
2027	240.2	22.0
2028	201.0	21.5
2029	161.2	20.3
2030	119.5	18.0
Thereafter	213.3	27.2
Total lease payments	$1,207.0	$131.3
Less: Interest	201.0	21.1
Present value of lease liabilities	$1,006.0	$110.2

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The following table represents the weighted-average remaining lease term and discount rate, disaggregated by lease classification, as of December 31, 2025.

As of
Lease Term and Discount Rate	December 31, 2025
Weighted-average remaining lease term (years) (1)
Operating leases - equipment	3.0
Operating leases - real estate	5.9
Finance leases - equipment	2.8
Finance leases - real estate	6.6

Weighted-average discount rate (2)
Operating leases - equipment	6.9%
Operating leases - real estate	11.2%
Finance leases - equipment	7.2%
Finance leases - real estate	5.6%
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

	Year Ended December 31,
Other Information	2023	2024	2025
Cash paid for amounts included in the measurement of lease liabilities
Cash outflows for operating leases	$280.8	$270.5	$273.3
Cash outflows for finance leases - operating activities	$4.9	$5.7	$6.5
Cash outflows for finance leases - financing activities	$14.4	$15.3	$15.4
Non-cash amount of leased assets obtained in exchange for:
Operating lease liability additions, net	$87.0	$154.6	$207.6
Finance lease liability additions, net	$—	$52.9	$0.3

Lessor Arrangements

Under the Company’s Exhibitor Services Agreement (“ESA”) with National CineMedia, LLC (“NCM”), the nonconsecutive periods of use of our theater screens by NCM qualify as a lease in accordance with ASC Topic 842. See further discussion in Note 8.

The Company rents its theater auditoriums for corporate meetings, screenings, education and training sessions and other private events. These rentals are one-time events and the related revenue is reflected as other revenue on the consolidated statements of income.

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

Accounts receivable as of December 31, 2024 and 2025 included approximately $29.8 and $31.2, respectively, of receivables related to contracts with customers. The Company did not record any assets related to the costs to obtain or fulfill a contract with customers during the years ended December 31, 2024 or 2025.

Disaggregation of Revenue

The following tables present revenue for the periods indicated, disaggregated based on major type of good or service and by reportable segment.

	Year Ended December 31, 2025
	U.S.	International
	Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated
Admissions Revenue	$1,266.0	$278.7	$1,544.7
Concession Revenue	998.2	229.0	1,227.2
Screen advertising, screen rental and promotional revenue	94.3	57.9	152.2
Other Revenue	143.7	47.2	190.9
Total Revenue	$2,502.2	$612.8	$3,115.0

	Year Ended December 31, 2024
	U.S.	International
	Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated
Admissions Revenue	$1,233.1	$289.4	$1,522.5
Concession Revenue	969.3	228.5	1,197.8
Screen advertising, screen rental and promotional revenue	91.7	54.5	146.2
Other Revenue	142.7	40.3	183.0
Total Revenue	$2,436.8	$612.7	$3,049.5

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
(1)
U.S. segment revenues exclude intercompany transactions with the international reportable segment. See Note 20 for additional information on intercompany eliminations.

The following tables present revenue for the periods indicated, disaggregated based on timing of revenue recognition (as discussed above) and by reportable segment.

	Year Ended December 31, 2025
	U.S.	International
	Reportable	Reportable
	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$2,395.6	$537.8	$2,933.4
Goods and services transferred over time (2)	106.6	75.0	181.6
Total	$2,502.2	$612.8	$3,115.0

	Year Ended December 31, 2024
	U.S.	International
	Reportable	Reportable
	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$2,330.3	$545.3	$2,875.6
Goods and services transferred over time (2)	106.5	67.4	173.9
Total	$2,436.8	$612.7	$3,049.5

	Year Ended December 31, 2023
	U.S.	International
	Reportable	Reportable
	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$2,327.9	$588.9	$2,916.8
Goods and services transferred over time (2)	87.4	62.5	149.9
Total	$2,415.3	$651.4	$3,066.7
(1)
U.S. segment revenues exclude intercompany transactions with the international reportable segment. See Note 20 for additional information on intercompany eliminations.
(2)
Amount includes amortization of NCM screen advertising advances. See NCM Screen Advertising Advances and Other Deferred Revenue below.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

NCM Screen Advertising Advances and Other Deferred Revenue

The following table presents changes in the Company’s deferred revenue for the periods indicated:

Deferred Revenue	NCM Screen Advertising Advances	Other Deferred Revenue (1)
Balance at January 1, 2024	$328.4	$221.6
Amounts recognized as accounts receivable	—	10.8
Cash received from customers in advance	—	376.0
Common units received from NCM (see Note 8)	0.5	—
Interest accrued related to significant financing component	22.0	—
Revenue recognized during period	(32.4)	(353.7)
Foreign currency translation adjustments	—	(3.9)
Balance at December 31, 2024	318.5	250.8
Amounts recognized as accounts receivable	—	3.6
Cash received from customers in advance	—	391.6
Interest accrued related to significant financing component	21.3	—
Revenue recognized during period	(32.6)	(380.2)
Foreign currency translation adjustments	—	(0.3)
Balance at December 31, 2025	$307.2	$265.5

(1)
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

The table below summarizes the aggregate amount of the performance obligations that are unsatisfied as of December 31, 2025 and when the Company expects to recognize this deferred revenue.

	Year Ended December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
NCM screen advertising advances (1)	$12.0	$12.8	$13.7	$14.7	$15.7	$238.3	$307.2
Other deferred revenue	233.7	31.8	—	—	—	—	265.5
Total	$245.7	$44.6	$13.7	$14.7	$15.7	$238.3	$572.7
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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

5.
EARNINGS PER SHARE

The following table presents computations of basic and diluted earnings per share for Holdings under the two class method:

	Year Ended December 31,
	2023	2024	2025
Numerator:
Net income attributable to Cinemark Holdings, Inc.	$188.2	$309.7	$138.2
Income allocated to participating share-based awards ⁽¹⁾	(3.3)	(5.5)	(1.6)
Basic net income attributable to common stockholders	$184.9	$304.2	$136.6
Add: Interest expense on convertible notes, net of tax	18.2	14.6	3.4
Add: Loss on warrants (2)	—	—	—
Diluted net income attributable to common stockholders	$203.1	$318.8	$140.0

Denominator:
Basic weighted average shares outstanding	119.1	119.9	115.6
Common equivalent shares for performance stock units	0.9	2.2	2.5
Common equivalent shares for restricted stock units	—	—	0.1
Common equivalent shares for convertible notes ⁽³⁾	32.0	32.0	16.1
Common equivalent shares for warrants (2),(4)	—	0.8	—
Diluted weighted average shares outstanding	152.0	154.9	134.3

Basic earnings per share attributable to common stockholders	$1.55	$2.54	$1.18
Diluted earnings per share attributable to common stockholders	$1.34	$2.06	$1.04
(1)
For the years ended December 31, 2023, 2024 and 2025, a weighted average of approximately 2.1 shares, 2.1 shares and 1.4 shares of unvested restricted stock, respectively, are considered participating securities.
(2)
For the year ended December 31, 2025, diluted earnings per share excludes warrants, as they would be anti-dilutive when adjusting the basic net income attributable to common shareholders for the loss on warrants recorded during the period.
(3)
For the years ended December 31, 2023 and 2024, diluted earnings per share excludes the convertible note hedge transactions, as they would be anti-dilutive. See Convertible notes, hedges and warrants below for discussion of the convertible note hedge transactions as they relate to basic and diluted earnings per share for the year ended December 31, 2025.
(4)
For the year ended December 31, 2023, diluted earnings per share excludes the warrants, as they would be anti-dilutive since the strike price exceeded the average price of Holdings’ common stock during the period.

Share-based awards

Holdings considers its unvested restricted stock awards, which contain non-forfeitable rights to dividends, participating securities and includes such participating securities in its computation of earnings per share pursuant to the two-class method. Basic earnings per share for the two classes of stock (common stock and unvested restricted stock) is calculated by dividing net income by the weighted average number of shares of common stock and unvested restricted stock outstanding during the reporting period. Diluted earnings per share is calculated using the weighted average number of shares of common stock plus the potentially dilutive effect of common equivalent shares outstanding determined under both the two-class method and the treasury stock method. For the years ended December 31, 2023, 2024 and 2025, diluted earnings per share using the treasury stock method was less dilutive than the two-class method; as such, only the two-class method has been included above.

Convertible notes, hedges and warrants

The 4.50% Convertible Senior Notes, discussed further in Note 12, were dilutive in periods in which Holdings had net income through their August 15, 2025 maturity date. The impact of such dilution on earnings per share is calculated under the if-converted method, which requires that all of the shares of Holdings’ common stock issuable upon conversion of the 4.50% Convertible Senior Notes be included in the calculation of diluted earnings per share assuming conversion at the beginning of the reporting period. The if-converted value of the 4.50% Convertible Senior Notes is based on the weighted average closing price of Holdings’ common stock for the relevant reporting period. For the year ended December 31, 2025, diluted earnings per share includes the if-converted number of shares related

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

to the convertible notes through May 15, 2025, the date the Company provided irrevocable notice to the holders of the 4.50% Convertible Senior Notes of its election to settle the $460.0 principal amount of the 4.50% Convertible Senior Notes in cash and any amounts above the $460.0 principal amount in shares. After May 15, 2025 the diluted earnings per share calculation reflects an estimated number of shares to be issued for the amount owed above the $460.0 principal amount outstanding based on a volume-weighted average share price for the period from May 15, 2025 through August 15, 2025.

Holdings entered into hedge transactions with counterparties in connection with the issuance of the 4.50% Convertible Senior Notes during 2020. The convertible note hedge transactions covered, subject to anti-dilution adjustments substantially similar to those applicable to the 4.50% Convertible Senior Notes, the number of shares of Holdings’ common stock underlying the 4.50% Convertible Senior Notes, which initially gave Holdings the option to purchase approximately 32.0 shares of its common stock at a price of approximately $14.35 per share, which was adjusted to approximately 32.2 shares of its common stock at a price of $14.27 per share as a result of the dividends paid to stockholders on March 19, 2025 and June 12, 2025. This adjustment was implemented effective June 17, 2025, which was the first day of the observation period for settlements of conversion of the 4.50% Convertible Senior Notes at maturity. The hedge transactions matured and were settled on August 15, 2025. The Company received 16.2 shares of Holdings common stock from the hedge counterparties upon the maturity of the hedge transactions, which are reflected as treasury stock in Holdings’ consolidated balance sheet at December 31, 2025.

Concurrently with entering into the convertible note hedge transactions, Holdings also entered into warrant transactions whereby Holdings sold warrants to purchase, subject to customary anti-dilution adjustments, up to the same number of shares of Holdings’ common stock, which gave counterparties the option to purchase approximately 32.0 shares at a price of $22.08 per share, adjusted to approximately 32.2 shares at a price of $21.95 per share as a result of the dividends paid to stockholders on March 19, 2025 and June 12, 2025. The economic effect of these transactions was to effectively raise the strike price of the 4.50% Convertible Senior Notes to approximately $21.95 per share of Holdings’ common stock.

After August 15, 2025, the basic weighted average shares outstanding reflects the issuance of shares to settle the amount above the $460.0 principal amount of the 4.50% Convertible Senior Notes, fully offset by the shares received from the hedge counterparties related to the maturity of the hedge transactions discussed above. The basic weighted average shares outstanding after August 15, 2025 also reflects shares issued related to the settlement of warrants through December 31, 2025. See Note 12 for further discussion of the settlement of the hedge and warrant transactions.

6.
DIVIDENDS

During the first quarter of 2025, Holdings’ Board of Directors approved a reinstatement of the Company’s dividend at $0.32 per common share per annum, payable quarterly. On November 4, 2025, Holdings’ Board of Directors approved an increase to the annual cash dividend from $0.32 to $0.36 per share of common stock per annum, or $0.09 per quarter, effective for the fourth quarter of 2025 dividend payment. Below is a summary of dividends paid to shareholders and accrued on unvested performance and restricted stock unit awards during the year ended December 31, 2025.

			Amount per Share of	Total
Declaration Date	Record Date	Payable Date	Common Stock	Dividends (1)
2/18/2025	3/5/2025	3/19/2025	$0.08	$10.1
5/15/2025	5/29/2025	6/12/2025	$0.08	$9.4
8/13/2025	8/27/2025	9/10/2025	$0.08	$9.5
11/5/2025	11/28/2025	12/12/2025	$0.09	$10.9
Total for year ended December 31, 2025			$0.33	$39.9
(1)
Of the total dividends recorded during the year ended December 31, 2025, $1.0 were related to outstanding performance and restricted stock units and will not be paid until such units vest. See Note 16.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

7.
THEATER PROPERTIES AND EQUIPMENT

Properties and equipment consisted of the following as of the periods presented:

	December 31,
	2024	2025
Theater properties and equipment
Land	$97.0	$102.3
Buildings	534.3	543.7
Property under finance lease	152.2	153.2
Theater furniture and equipment	1,514.5	1,635.9
Leasehold interests and improvements	1,223.8	1,309.1
Total	3,521.8	3,744.2
Less: accumulated depreciation and amortization (1)	(2,376.7)	(2,568.4)
Theater properties and equipment, net	$1,145.1	$1,175.8
(1)
Amortization of finance lease assets is included in depreciation and amortization expense on the consolidated statements of income. Accumulated amortization of finance lease assets as of December 31, 2024 and 2025 was $58.4 and $72.4, respectively.

Sale of Subsidiary

During December 2022, the Company entered into a purchase and sale agreement for the sale of the stock of its Ecuador subsidiary. The Company completed the sale in September 2023 and recognized a gain of $6.9, which is reflected in “(Gain) loss on disposal of assets and other” in the Company’s consolidated statement of income for the year ended December 31, 2023. The sale of the Ecuador subsidiary did not qualify as discontinued operations since it did not represent a strategic shift in the Company’s operations that will have a major effect on its results and operations. For the year ended December 31, 2023, the Ecuador subsidiary had total revenue of $13.5 and operating income of $2.0.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

8.
INVESTMENT IN NATIONAL CINEMEDIA, INC AND OTHER AFFILITATES

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

Summary of Activity with NCMI/NCM

Below is a summary of activity with NCMI and NCM included in the Company’s consolidated financial statements for the periods indicated. See Note 4 for discussion of revenue recognition.

	Investment in NCMI/NCM	NCM Screen Advertising Advances	Equity in Loss (3)		Other Revenue	Interest Expense - NCM	Cash Received (1)
Balance as of January 1, 2023	$9.6	$(338.2)
Screen rental revenues earned under ESA (1)	—	—		—	(20.9)	—	20.9
Interest accrued related to significant financing component	—	(22.6)		—	—	22.6	—
Equity in loss	(3.2)	—		3.2	—	—	—
Impairment of investment in NCMI (2) (5)	(0.7)	—		—	—	—	—
Change in unrealized gain on fair market value adjustment of investment in NCMI (2)	12.4
Amortization of screen advertising advances	—	32.4		—	(32.4)	—	—
Balance as of and for the year ended December 31, 2023	$18.1	$(328.4)		$3.2	$(53.3)	$22.6	$20.9
Screen rental revenues earned under ESA (1)	—	—		—	(21.9)	—	21.9
Interest accrued related to significant financing component	—	(22.0)		—	—	22.0	—
Receipt of common units in NCM due to annual common unit adjustment (4)	—	(0.5)		—	—	—	—
Change in unrealized gain on fair market value adjustment of investment in NCMI (2)	10.9	—		—	—	—	—
Amortization of screen advertising advances	—	32.4		—	(32.4)	—	—
Balance as of and for the year ended December 31, 2024	$29.0	$(318.5)	$		$(54.3)	$22.0	$21.9
Screen rental revenues earned under ESA (1)	—	—		—	(21.8)	—	21.8
Interest accrued related to significant financing component	—	(21.3)		—	—	21.3	—
Change in unrealized loss on fair market value adjustment of investment in NCMI (2)	(12.0)	—		—	—	—	—
Amortization of screen advertising advances	—	32.6		—	(32.6)	—	—
Balance as of and for the year ended December 31, 2025	$17.0	$(307.2)		$—	$(54.4)	$21.3	$21.8
(1)
Amounts include the per patron and per digital screen theater access fees, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire. The amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire were approximately $8.9, $8.6 and $9.0 for the years ended December 31, 2023, 2024 and 2025, respectively. The portion of these amounts that were unpaid and reflected in accounts receivable as of December 31, 2024 and 2025 were $2.1 and $4.2, respectively.
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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

In addition to the activity in the table above, the Company made de minimus payments to NCM during the years ended December 31, 2023, 2024 and 2025, respectively, related to the purchase of certain equipment used for digital advertising, which is included in theater furniture and equipment on the consolidated balance sheets.

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

Up through April 11, 2023, the Company accounted for its investment in NCMI under the equity method of accounting, and therefore assessed its investment for other than temporary impairment during those periods. The Company recorded an impairment charge totaling $0.7 on its investment in NCMI/NCM during the year ended December 31, 2023 because the share price of NCMI was significantly below the Company’s carrying value of NCMI per common share and NCM’s pace of recovery from the COVID-19 pandemic lagged that of the Company and the movie theater industry.

On August 3, 2023, NCMI announced that it had effected a 1-for-10 reverse stock split of its common stock. After giving effect to the reverse stock split, the Company owns approximately 4.4 shares of NCMI common stock. NCM emerged from bankruptcy on August 7, 2023, and the Company’s ownership interest in NCMI was reduced to approximately 4.5%. The Company now accounts for its investment in NCMI in accordance with the guidance set forth in FASB ASC Topic 321 Investments - Equity Securities, which requires the Company to measure its investment in common stock of NCMI at fair value and recognize unrealized holding gains and losses on its investment in earnings. The Company recognized an unrealized gain (loss) of $12.4, $10.9 and $(12.0) on its investment in NCMI in the Company’s consolidated statements of income for the years ended December 31, 2023, 2024 and 2025, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Common Unit Adjustments

Pursuant to a Common Unit Adjustment Agreement dated as of February 13, 2007 between NCMI and the Company, the Company periodically receives consideration in the form of common units from NCM. The Company may receive new common units to the extent its new locations have added incremental attendance to the NCM network, while considering the impact of closures. The common units received are recorded at estimated fair value as an increase in the Company’s investment in NCM with an offset to deferred revenue or NCM screen advertising advances.

Below is a summary of common units received by the Company under the Common Unit Adjustment (“CUA”) Agreement during the years ended December 31, 2023, 2024 and 2025:

Event	Date Common Units Received	Number of Common Units Received	Fair Value of Common Units Received
2023 annual common unit adjustment (1)	N/A	N/A	N/A
2024 annual common unit adjustment (2)	4/1/2024	0.1	0.5
2025 annual common unit adjustment (3)	N/A	N/A	N/A

(1) The issuance of the annual common units of NCM in 2023 was stayed by NCM’s bankruptcy filing on April 11, 2023. In June 2023 the bankruptcy court issued an order canceling the issuance of these common units of NCM and found that these common units were never issued.

(2) NCM settled the Company’s request to redeem these common units with a cash settlement of approximately $0.6. The amount of the cash settlement represents the estimated fair value of the NCM common units based on the closing market price of NCMI’s common stock (Level 1 input as defined in FASB ASC Topic 820) on the date the Company delivered its redemption notice. As a result of the cash settlement, the Company recorded a reduction in its investment in NCM of $0.5 and a gain of $0.1 which is reflected in “Net gain on investment in NCMI” on the Company’s consolidated statement of income for the year ended December 31, 2024.

(3) The Company did not receive any common units of NCM in 2025 pursuant to the common unit adjustment calculation for 2024.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Investments in and Transactions with Other Affiliates

Below is a summary of activity for each of the Company’s other affiliates for the periods indicated:

	AC JV, LLC	DCDC	FE Concepts	Other (1)	Total
Balance at January 1, 2023	$4.2	$1.8	$16.5	$0.1	$22.6
Equity in income	4.9	0.3	1.6	—	6.8
Cash distributions received	(5.7)	—	—	—	(5.7)
Other (1)	—	—	—	(0.1)	(0.1)
Balance at December 31, 2023	$3.4	$2.1	$18.1	$—	$23.6
Equity in income	10.0	0.5	1.4	—	11.9
Cash distributions received	(9.3)	—	—	—	(9.3)
Balance at December 31, 2024	$4.1	$2.6	$19.5	$—	$26.2
Equity in income	4.6	0.9	1.1	—	6.6
Cash distributions received	(4.9)	—	(4.0)	—	(8.9)
Balance at December 31, 2025	$3.8	$3.5	$16.6	$—	$23.9
(1)
Consists primarily of mark-to-market adjustment on an investment in marketable securities.

AC JV, LLC

AC JV, LLC (“ACJV”) is a joint venture that owns “Fathom Events” (consisting of Fathom Events and Fathom Consumer Events), of which the Company owns 32.0%. The Company accounts for its investment in ACJV under the equity method of accounting. The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theater operators to provide additional programs to augment their feature film schedule. The Company paid event fees to ACJV of $16.0, $25.9 and $19.6 for the years ended December 31, 2023, 2024 and 2025, respectively, which are included in film rentals and advertising costs on our consolidated statements of income.

Digital Cinema Distribution Coalition

The Company is a party to a joint venture with certain exhibitors and distributors called Digital Cinema Distribution Coalition (“DCDC”), which operates a satellite distribution network that distributes all digital content to U.S. theaters via satellite. The Company has an approximate 14.6% ownership in DCDC. The Company accounts for its investment in DCDC under the equity method of accounting. The Company paid approximately $0.6, $0.5 and $0.5 to DCDC during the years ended December 31, 2023, 2024 and 2025, respectively, related to content delivery services, which is included in film rentals and advertising costs on our consolidated statements of income.

FE Concepts, LLC

During April 2018, the Company, through its wholly-owned indirect subsidiary CNMK Texas Properties, LLC (“CNMK”), formed a joint venture, FE Concepts, LLC (“FE Concepts”) with AWSR Investments, LLC (“AWSR”), an entity owned by Lee Roy Mitchell and Tandy Mitchell. In December 2019, FE Concepts opened a family entertainment center that offers bowling, gaming, movies and other amenities. The Company and AWSR each invested approximately $20.0 and each have a 50% voting interest in FE Concepts. The Company accounts for its investment in FE Concepts under the equity method of accounting. The Company has a theater services agreement with FE Concepts under which it receives service fees for providing film booking and equipment monitoring services for the facility. The Company recorded $0.1 of related service fees for each of the years ended December 31, 2023, 2024 and 2025.

Additional Considerations

The Company performs a qualitative impairment analysis for each of these equity investments annually during the fourth quarter. Based on the analysis performed, no impairment was recorded for the years ended December 31, 2023, 2024 and 2025.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

9.
GOODWILL AND INTANGIBLE ASSETS, NET

The Company’s goodwill was as follows for the periods presented:

	U.S. Operating Segment	International Operating Segment	Total
Balance at December 31, 2023 (1)	$1,182.9	$68.1	$1,251.0
Foreign currency translation adjustments	—	(11.4)	(11.4)
Balance at December 31, 2024 (1)	$1,182.9	$56.7	$1,239.6
Foreign currency translation adjustments	—	6.2	6.2
Balance at December 31, 2025 (1)	$1,182.9	$62.9	$1,245.8
(1)
Balances are presented net of accumulated impairment losses of $214.0 for the U.S. reportable segment and $43.8 for the international reportable segment.

Intangible assets activity and balances consisted of the following for the periods indicated:

	Balance at January 1, 2024	Additions (1)	Amortization	Foreign Currency Translation Adjustments	Balance at December 31, 2024
Intangible assets with finite lives:
Gross carrying amount	$77.8	$—	$—	$(0.1)	$77.7
Accumulated amortization	(75.3)	—	(2.0)	—	(77.3)
Total intangible assets with finite lives, net	$2.5	$—	$(2.0)	$(0.1)	$0.4
Intangible assets with indefinite lives:
Tradename and other	300.3	0.1	—	(0.3)	300.1
Total intangible assets, net	$302.8	$0.1	$(2.0)	$(0.4)	$300.5

	Balance at January 1, 2025	Additions	Amortization	Foreign Currency Translation Adjustments	Balance at December 31, 2025
Intangible assets with finite lives:
Gross carrying amount	$77.7	$—	$—	$—	$77.7
Accumulated amortization	(77.3)	—	(0.4)	—	(77.7)
Total intangible assets with finite lives, net	$0.4	$—	$(0.4)	$—	$—
Intangible assets with indefinite lives:
Tradename and other	300.1	—	—	0.3	300.4
Total intangible assets, net	$300.5	$—	$(0.4)	$0.3	$300.4
(1)
Amount represents licenses acquired to sell alcoholic beverages for certain locations.

10.
IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS

The Company reviews its long-lived assets for impairment indicators on a quarterly basis and goodwill on an annual basis or whenever events or changes in circumstances indicate the carrying amount of those assets may not be fully recoverable. The Company performed a quantitative impairment analysis on its long-lived assets and qualitative assessments on its goodwill and tradename intangible assets as of December 31, 2025. The valuation multiples used in the Company’s quantitative assessment of long-lived assets as of December 31, 2025 ranged from 5.0 to 7.0 times.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

See Note 1 for a discussion of the Company’s impairment policy and a description of qualitative and quantitative impairment assessments.

Below is a summary of impairment charges for the periods indicated:

	Year Ended
	December 31,
	2023	2024	2025
U.S. segment
Theater properties	$6.6	$—	$0.4
Theater operating lease right-of-use assets	7.1	—	0.1
Investment in NCM (1)	0.7	—	—
U.S. total	14.4	—	0.5

International segment
Theater properties	0.7	0.9	3.3
Theater operating lease right-of-use assets	1.5	0.6	2.7
International total	2.2	1.5	6.0

Total impairment	$16.6	$1.5	$6.5
(1)
See discussion at Investment in National CineMedia in Note 8.

The impairment charges for the year ended December 31, 2025 were related to four domestic theaters and 13 international theaters that have underperformed relative to the rest of our theater circuit. For the years ended December 31, 2023 and 2024, impairment charges were primarily due to the impact of the COVID-19 pandemic on the theatrical exhibition industry and its ongoing recovery, as discussed in Note 1.

11.
ACCRUED OTHER CURRENT LIABILITIES

Accrued other current liabilities consisted of the following as of the periods presented:

	December 31,
	2024	2025
Gift card liability (1)	$84.0	$87.7
Subscription membership programs liability (1)	88.6	105.0
Prepaid and discount vouchers liability (1)	30.5	28.4
Advanced Sales (1)	5.1	13.2
Other	61.8	67.4
Total (2)	$270.0	$301.7
(1)
See discussion at Revenue Recognition Policy in Note 4.
(2)
The only difference between accrued other current liabilities for Holdings, as presented above, and CUSA is an additional $0.3 and $1.7 in “Other” for Holdings as of December 31, 2024 and 2025, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

12.
LONG-TERM DEBT

Long-term debt consisted of the following for the periods presented:

	December 31,
	2024	2025
Cinemark Holdings, Inc. 4.50% convertible senior notes due August 2025	$460.0	$—
Cinemark USA, Inc. term loan due May 2030	638.7	632.3
Cinemark USA, Inc. 5.25% senior notes due July 2028	765.0	765.0
Cinemark USA, Inc. 7.00% senior notes due August 2032	500.0	500.0
Total long-term debt carrying value (1)	$2,363.7	$1,897.3
Less: Current portion, net of unamortized debt issuance costs	464.3	6.4
Less: Debt issuance costs and original issue discount, net of accumulated amortization (1)	29.0	21.7
Long-term debt, less current portion, net of unamortized debt issuance costs and original issue discount (1)	$1,870.4	$1,869.2

(1) As of December 31, 2024, the only differences between the long-term debt for Holdings, as presented above, and the long-term debt for CUSA were the $460.0 million 4.50% Convertible Senior Notes that matured on August 15, 2025 and the related debt issuance costs. The following table sets forth, as of December 31, 2024, the total long-term debt carrying value, current portion of long-term debt and debt issuance costs, net of amortization, for CUSA:

December 31,
2024
Total long-term debt carrying value	$1,903.7
Less: Current portion	6.4
Less: Debt issuance costs and original issue discount, net of accumulated amortization	26.9
Long-term debt, less current portion, net of unamortized debt issuance costs and original issue discount	$1,870.4

Fair Value of Long Term Debt

The Company estimates the fair value of its long-term debt primarily based on observable market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, Fair Value Measurement. The carrying value of the Company’s long term debt as of December 31, 2024 and 2025 is shown in the table above. The table below presents the fair value of the Company's long-term debt as of the periods presented:

	As of
	December 31, 2024	December 31, 2025
Holdings fair value (1)	$2,903.7	$1,920.0
CUSA fair value	$1,902.1	$1,920.0
(1)
The fair value of the 4.50% convertible notes was $1,001.6 as of December 31, 2024. The 4.50% Convertible Senior Notes matured on August 15, 2025.

4.50% Convertible Senior Notes

On August 21, 2020, Holdings issued $460.0 aggregate principal amount of 4.50% convertible senior notes due 2025 (the “4.50% Convertible Senior Notes”). The 4.50% Convertible Senior Notes matured on August 15, 2025. Interest on the 4.50% Convertible Senior Notes was payable on February 15 and August 15 of each year.

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

On the August 15, 2025 maturity date of the 4.50% Convertible Senior Notes, the Company settled the $460.0 outstanding principal amount of the 4.50% Convertible Senior Notes in cash and issued approximately 16.2 shares of Holdings' common stock to the holders of the 4.50% Convertible Senior Notes for the $472.0 owed above the $460.0 principal amount.

Concurrently with the issuance of the 4.50% Convertible Senior Notes, Holdings entered into privately negotiated convertible note hedge transactions (the “hedge transactions”) with one or more of the initial purchasers of the 4.50% Convertible Senior Notes or their respective affiliates (the “option counterparties”). The hedge transactions

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

covered the number of shares of Holdings’ common stock that underlied the aggregate amount of the 4.50% Convertible Senior Notes. The hedge transactions were generally expected to reduce potential dilution to Holdings’ common stock upon any conversion of the 4.50% Convertible Senior Notes and/or offset any cash payments we may be required to make in excess of the principal amount of converted 4.50% Convertible Senior Notes. Concurrent with the maturity of the 4.50% Convertible Senior Notes, the Company received from the option counterparties an equal and offsetting number of shares as delivered to the convertible noteholders to settle the amounts owed above the $460.0 principal amount, or 16.2 shares.

Concurrently with entering into the Hedge Transactions, Holdings also entered into separate privately negotiated warrant transactions with the option counterparties (the “warrant transactions”) whereby Holdings sold to option counterparties warrants to purchase (subject to the net share settlement provisions set forth therein) up to the same number of shares of Holdings’ common stock, subject to customary anti-dilution adjustments (the “warrants”). The warrants gave the option counterparties the option to purchase approximately 32.0 shares at a price of approximately $22.08 per share, adjusted to approximately 32.2 shares at a price of $21.95 per share as a result of the dividends paid to stockholders on March 19, 2025 and June 12, 2025.

The economic effect of the hedge and warrant transactions was to effectively raise the strike price of the 4.50% Convertible Senior Notes to approximately $21.95 per share of Holdings’ common stock. The Warrants expire 1/80th per trading day between November 15, 2025 and March 12, 2026. Holdings received $89.4 in cash proceeds from the warrant transactions, which were used along with proceeds from the 4.50% Convertible Senior Notes, to pay approximately $142.1 to enter into the hedge transactions. The cash proceeds from the warrant transactions were recorded as additional paid-in-capital in the Company’s Consolidated Statement of Equity.

On August 15, 2025, Holdings entered into Warrant Early Termination Agreements, pursuant to which the Company delivered cash and shares to each counterparty, the amount of which was determined based upon the volume-weighted average price per share of the Company’s common stock during the observation period from August 18, 2025 through November 3, 2025, as specified in the Warrant Early Termination Agreements. Since a portion of the warrants were settled in cash under the Warrant Early Termination Agreements, the warrants were required to be accounted for as a liability, at estimated fair value, effective August 15, 2025. The estimated fair value of the liability was derived using a Monte Carlo simulation model. The estimated fair value of the warrants under the terms of the Warrant Early Termination Agreements exceeded the estimated fair value of the previously existing warrants by $15.1, and therefore the Company recognized a loss for that amount on August 15, 2025. During the period from August 15, 2025 through the final settlement date on November 5, 2025, the Company paid approximately $97.9 in cash and issued 3.6 shares of Holdings’ common stock with a value of approximately $97.9 to settle the warrant transactions. The Company recognized a loss of $24.2 related to the fair value adjustment of the warrant liability between August 15, 2025 and November 5, 2025. The losses related to the warrants are collectively reflected as “Loss on warrants” in the Company’s consolidated statement of income for the year ended December 31, 2025.

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

On June 30, 2025, CUSA amended and restated its Credit Agreement to reduce the rate at which the term loan bears interest by 0.50% and reset the 101% soft call for another six months (the “2025 Amendment). CUSA incurred a total of approximately $1.0 in debt issuance costs in connection with the amendment, which are reflected in the consolidated financial statements as follows: (i) $0.8 in debt issuance costs were capitalized and are reflected as a reduction of “Long-term debt, less current portion” on the Company’s consolidated balance sheet, and (ii) $0.2 of legal and other fees are included in “Loss on debt amendments and extinguishments” in the Company’s consolidated statement of income for the year ended December 31, 2025. As a result of the amendment, CUSA also wrote-off $1.3 of unamortized debt issuance costs and original issue discount associated with exiting lenders of the amended Credit Agreement, which is reflected in “Loss on debt amendments and extinguishments” in the Company’s consolidated statement of income for the year ended December 31, 2025. See below for additional discussion of interest rates on the term loan.

On September 5, 2025, CUSA amended and restated its Credit Agreement to increase the revolving credit facility to $225.0 and to reduce the range of rates at which the revolving credit loans bear interest. Pursuant to the amendment of the revolving credit facility, interest on revolving credit loans now accrues, at CUSA's option, at either (i) the Term SOFR Rate plus an applicable margin that ranges from 1.75% to 2.00% per annum, or (ii) the Alternate Base Rate, subject, in the case of this clause (ii) to a floor of 1.00% per annum, plus, in the case of this clause (ii), an applicable margin that ranges from 0.75% to 1.00%. CUSA incurred a total of approximately $0.4 in debt issuance costs in connection with the amendment, which were capitalized and are reflected as a reduction of “Long-term debt, less current portion” on the Company’s consolidated balance sheet. In addition, the rate at which CUSA is required to pay a commitment fee on the revolving line of credit now ranges from 0.25% to 0.375%.

As of December 31, 2025, there was $632.3 outstanding under the term loan. Under the Credit Agreement, quarterly principal payments of $1.6 are due on the term loan through March 31, 2030, with a final principal payment of the remaining unpaid principal due on May 24, 2030.

Pursuant to the 2025 Amendment noted above, interest on the term loan accrues, at CUSA's option, at either (i) a rate determined by reference to the secured overnight financing rate (“SOFR”) as published by CME Group Benchmark Administration Limited and identified by Barclay's Bank PLC (the Administrative Agent) as the forward-looking term rate based on SOFR for a period of 1, 3, or 6 months (depending upon the Interest Period (as defined in the Credit Agreement) chosen by CUSA) (the “Term SOFR Rate”), subject to a floor of 0.50% per annum, plus an applicable margin of 2.25% per annum, or (ii) for any day, a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Reserve Bank of New York Rate in effect on such day, plus 1/2 of 1.00% and (c) the Term SOFR Rate for a one month Interest Period, as published two U.S. Government Securities Business Days prior to such day (or if such day is not a U.S. Government Securities Business Day, the immediately preceding U.S. Government Securities Business Day), plus 1.00% (this clause (ii), the “Alternate Base Rate”), subject in the case of this clause (ii) to a floor of 1.50% per annum, plus, in the case of this clause (ii), an applicable margin of 1.25% per annum. The average interest rate on outstanding term loan borrowings under the Credit Agreement as of December 31, 2025 was approximately 5.6% per annum, after giving effect to the interest rate swap agreements discussed below.

Pursuant to the amendment of the revolving credit facility noted above, interest on revolving credit loans accrues, at CUSA's option, at either (i) the Term SOFR Rate plus an applicable margin that ranges from 1.75% to 2.00% per annum, or (ii) the Alternate Base Rate, subject, in the case of this clause (ii) to a floor of 1.00% per annum, plus, in the case of this clause (ii), an applicable margin that ranges from 0.75% to 1.00%. The applicable margin with respect to revolving credit loans is a function of the Consolidated Net Senior Secured Leverage Ratio as defined in the Credit Agreement. As of December 31, 2025, the applicable margin was 1.75%, however, there were no borrowings outstanding under the revolving line of credit. In addition, CUSA is required to pay a commitment fee on

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

the revolving line of credit that accrues at a rate ranging from 0.25% to 0.375% per annum of the daily unused portion of the revolving line of credit. The commitment fee rate is also a function of the Consolidated Net Senior Secured Leverage Ratio and was 0.25% at December 31, 2025.

CUSA’s obligations under the Credit Agreement are guaranteed by Holdings and certain subsidiaries of Holdings other than CUSA (the “Other Guarantors”) and are secured by security interests in substantially all of Holdings’ and the Other Guarantors’ personal property.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on the ability of Holdings, CUSA and their subsidiaries to: merge, consolidate, liquidate, or dissolve; sell, transfer or otherwise dispose of assets; create, incur or permit to exist certain indebtedness and liens; pay dividends, repurchase stock and make other Restricted Payments (as defined in the Credit Agreement); prepay certain indebtedness; make investments; enter into transactions with affiliates; and change the nature of their business. At any time that CUSA has revolving credit loans outstanding, it is not permitted to allow the Consolidated Net Senior Secured Leverage Ratio to exceed 3.5 to 1.0. As of December 31, 2025, there were no revolving credit loans outstanding, and CUSA’s Consolidated Net Senior Secured Leverage Ratio was 0.5 to 1.0.

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

The Restricted Payments covenant, as defined in the Credit Agreement, generally does not limit the ability of Holdings and its subsidiaries to pay dividends and make other Restricted Payments if the Consolidated Net Total Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 2.75 to 1.00. If the Consolidated Net Total Leverage Ratio is greater than 2.75 to 1.00, but not greater than 5.00 to 1.00, Restricted Payments generally may be made in an aggregate amount not to exceed the Available Amount (as defined in the Credit Agreement), which is a function of CUSA’s Consolidated EBITDA minus 1.75 times its Consolidated Interest Expense (as such terms are defined in the Credit Agreement) and certain other factors as specified in the Credit Agreement. As of December 31, 2025, the Consolidated Net Total Leverage Ratio was 2.51 to 1.00 and the Available Amount was $1,350.2. In addition, the Credit Agreement contains other baskets that allow certain Restricted Payments in excess of the Applicable Amount.

7.00% Senior Notes

On July 18, 2024, CUSA issued $500.0 aggregate principal amount of 7.00% senior unsecured notes, at par (the “7.00% Senior Notes”). The notes will mature on August 1, 2032. Interest on the 7.00% Senior Notes is payable on February 1 and August 1 of each year, beginning on February 1, 2025. CUSA incurred debt issuance costs of approximately $8.7 in connection with the issuance, which were recorded as a reduction of long-term debt on the Company’s consolidated balance sheet. Proceeds, net of fees, were used to repay CUSA’s 5.875% $405.0 aggregate principal amount of Senior Notes due March 2026 (the “5.875% Senior Notes”), as discussed below under 5.875% Secured Notes. The remainder of the net proceeds was used for general corporate purposes.

The 7.00% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of CUSA’s subsidiaries, or its guarantors, that guarantee, assume or in any other manner become liable with respect to any of CUSA’s or its guarantors’ other debt. If CUSA cannot make payments on the 7.00% Senior Notes when they are due, CUSA’s guarantors must make them instead. The 7.00% Senior Notes and the guarantees are senior unsecured obligations and rank equally in right of payment with all of CUSA’s and its guarantor’s existing and future senior debt, including the 5.25% senior notes due 2028 and all borrowings under CUSA’s Credit Agreement. The notes and the guarantees will be structurally subordinated to all existing and future debt and other liabilities of CUSA’s non-guarantor subsidiaries. The notes and the guarantees will be structurally senior to all future debt, if any, issued by Holdings that is not guaranteed by CUSA or any of its subsidiaries.

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

CUSA may redeem the 7.00% Senior Notes in whole or in part at any time on or after August 1, 2027 at redemption prices set forth in the indenture governing the 7.00% Senior Notes as indicated below:

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

CUSA may redeem the 5.25% Senior Notes in whole or in part at 101.313% of the principal amount up to July 15, 2026 and at par thereafter, as set forth in the indenture.

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

Covenant Compliance

The indentures governing the 5.25% Senior Notes and the 7.00% Senior Notes ("the indentures") contain covenants that limit, among other things, the ability of CUSA and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of December 31, 2025, Cinemark USA, Inc. could have distributed up to approximately $4,417.9 to its parent company and sole stockholder, Holdings, under the terms of the indentures, subject to its available cash and other borrowing restrictions outlined in the indentures. Upon a change of control, as defined in the indentures, CUSA would be required to make an offer to repurchase the 5.25% Senior Notes and the 7.00% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indentures allow CUSA to incur additional indebtedness if it satisfies the coverage ratio specified in the indentures, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2.0 to 1.0 and our actual ratio as of December 31, 2025 was 6.6 to 1.

See discussion of dividend restrictions and the consolidated net senior secured leverage ratio under the Credit Agreement at Senior Secured Credit Facility above.

As of December 31, 2025, the Company believes it was in full financial compliance with all agreements, including related covenants, governing its outstanding debt.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Debt Maturity

Holdings' long-term debt, excluding unamortized debt issuance costs, at December 31, 2025 matures as follows:

2026	$6.4
2027	6.4
2028	771.4
2029	6.4
2030	606.7
Thereafter	500.0
Total	$1,897.3

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

Effective April 30, 2025, the Company amended and extended its existing $175.0 notional amount interest rate swap and one of its $137.5 notional amount interest rate swap agreements to amend the pay rate and extend the maturity date of each respective swap agreement to December 31, 2027. Upon amending each respective interest rate swap agreement, the Company determined that the interest payments hedged with the respective agreements are still probable to occur, therefore the $1.0 of aggregate gains that accumulated on the swaps prior to the amendments are being amortized to interest expense through the maturity date of the swaps.

Approximately $(6.4), $(14.4) and $3.6 was recorded in amortization of accumulated (gains) losses for amended swaps within “Interest Expense” in the consolidated income statement for the years ended December 31, 2023, 2024 and 2025, respectively.

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

Below is a summary of the Company’s interest rate swap agreements designated as cash flow hedges as of December 31, 2025:

				Estimated
				Fair Value at
Notional				December 31,
Amount	Pay Rate	Receive Rate	Expiration Date	2025 (1)
$137.5	3.23%	1-Month Term SOFR	December 31, 2027	$0.2
$175.0	3.23%	1-Month Term SOFR	December 31, 2027	0.2
$137.5	3.17%	1-Month Term SOFR	December 31, 2027	0.3
			Total	$0.7
(1)
Approximately $0.8 of the total is included in “Prepaid expenses and other” and $0.1 is included in “Other long-term liabilities” on the consolidated balance sheet as of December 31, 2025.

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

Level 2 – other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

Level 3 – unobservable and should be used to measure fair value to the extent that observable inputs are not available.

Below is a summary of assets measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of the periods presented:

	As of	Carrying	Fair Value
Description	December 31,	Value	Level 1	Level 2	Level 3
Interest rate swap assets (1)	2024	$8.5	$—	$8.5	$—
Investment in NCMI (2)	2024	$29.0	$29.0	$—	$—

Interest rate swap assets (1)	2025	$0.7	$—	$0.7	$—
Investment in NCMI (2)	2025	$17.0	$17.0	$—	$—

(1) See further discussion of interest rate swaps at Note 12.

(2) See further discussion of investment in NCMI at Note 8.

The Company also uses the market and income approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 1 and Note 10). Additionally, the Company uses the market approach to estimate the fair value of its long-term debt (see Note 12). There were no changes in valuation techniques during the year ended December 31, 2025. The Company’s investment in NCMI was transferred out of Level 2 into Level 1 during the first quarter of 2024.

14.
FOREIGN CURRENCY TRANSLATION

The accumulated other comprehensive loss account in Holdings’ stockholders’ equity of $416.7 and $388.0 and CUSA’s stockholder’s equity of $419.5 and $390.8, each at December 31, 2024 and 2025, respectively, each primarily

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

includes cumulative foreign currency net losses of $425.1 and $393.2, at December 31, 2024 and 2025, from translating the financial statements of the Company’s international subsidiaries and the cumulative changes in fair value of the interest rate swap agreements that are designated as hedges.

As of December 31, 2025, all foreign countries where the Company has operations are non-highly inflationary, other than Argentina. In non-highly inflationary countries, the local currency is the same as the functional currency and any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss. A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The financial information of the Company’s Argentina subsidiaries has been remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective beginning July 1, 2018.

During 2019, the Argentine government instituted exchange controls restricting the ability of entities and individuals to exchange Argentine pesos for foreign currencies and to remit foreign currency out of Argentina. As a result of these currency exchange controls, markets in Argentina developed a legal trading mechanism known as the Blue Chip Swap that allows entities to transfer U.S. dollars out of and into Argentina. In a Blue Chip Swap transaction, an entity buys U.S. dollar denominated securities in Argentina using Argentine pesos, and subsequently sells the securities for U.S. dollars, in Argentina, to access U.S. dollars locally, or outside of Argentina, by transferring the securities abroad, prior to being sold (the latter commonly known as Blue Chip Swap Rate). The Blue Chip Swap rate is the implicit exchange rate resulting from the Blue Chip Swap transaction. The Blue Chip Swap rate can diverge significantly from Argentina’s official exchange rate. During the years ended December 31, 2023, 2024 and 2025, the Company entered into Blue Chip Swap transactions that resulted in losses of approximately $12.4, $0.9 and $0.7 which are reflected in “Foreign currency exchange and other related loss” in the Company’s consolidated statements of income for the years ended December 31, 2023, 2024 and 2025.

Below is a summary of the impact of translating the financial statements of the Company’s international subsidiaries for the periods presented.

				Other Comprehensive
				Income (Loss)
	Exchange Rate as of December 31,			Year Ended December 31,
Country	2023	2024	2025	2023	2024	2025
Brazil	4.85	6.19	5.49	$5.5	$(27.7)	$15.4
Chile	879.54	994.69	901.62	(3.1)	(9.7)	8.7
Colombia	3,885.85	4,409.99	3,765.42	1.2	(2.4)	3.5
Peru	3.753	3.798	3.398	0.3	(0.4)	4.2
All other				1.0	—	0.1
				$4.9	$(40.2)	$31.9

As noted above, Argentina is deemed highly inflationary. The impact of translating Argentina’s financial results to U.S. dollars has been recorded in foreign currency exchange and other related loss on the Company’s consolidated statements of income. A foreign currency exchange loss of $24.2, $4.1, and $10.3, excluding the impact of the Blue Chip Swap transactions noted above, was recorded for the years ended December 31, 2023, 2024 and 2025, respectively.

15.
NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in subsidiaries of the Company were as follows as of the periods presented:

	December 31,
	2024	2025
Cinemark Partners II	$7.3	$7.0
Laredo Theatres	0.5	0.4
Greeley Ltd.	0.7	0.7
Other	0.5	0.5
Total	$9.0	$8.6

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

There were no changes in the Company’s ownership interest in these subsidiaries during the years ended December 31, 2023, 2024 and 2025.

16.
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

Holdings’ ability to pay dividends is effectively limited by its status as a holding company and the terms of CUSA’s indentures and senior secured credit facility, which also restricts the ability of certain of CUSA’s subsidiaries to pay dividends directly or indirectly to Holdings. See Note 12 for discussion of restrictions contained within the debt agreements of CUSA.

Treasury Stock - Holdings

Treasury stock represents shares of common stock repurchased by Holdings and not yet retired. Holdings has applied the cost method in recording its treasury shares. Below is a summary of Holdings’ treasury stock activity for the years ended December 31, 2023, 2024 and 2025.

	Number of Treasury Shares	Cost
Balance at January 1, 2023	5.68	$95.4
Restricted stock withholdings (1)	0.22	2.9
Restricted stock forfeitures (2)	0.10	—
Balance at December 31, 2023	6.00	$98.3
Restricted stock withholdings (1)	0.28	4.9
Restricted stock forfeitures (3)	0.10	—
Balance at December 31, 2024	6.38	$103.2
Restricted stock withholdings (1)	0.63	18.1
Restricted stock forfeitures (3)	0.06	—
Repurchases of common stock (4)	11.07	275.0
Excise tax accrual related to repurchases of common stock (4)	—	1.4
Receipt of shares related to maturity of hedges (5)	16.23	142.1
Balance at December 31, 2025	34.37	$539.8
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

	Year Ended December 31,
	2023	2024	2025
Market Values	$11.16 to $18.36	$13.93 to $31.57	$21.95 to $33.06
(2)
Holdings repurchased forfeited restricted shares in 2023 at a cost of $0.001 per share in accordance with the 2017 Omnibus Plan.
(3)
Holdings repurchased forfeited restricted shares in 2024 and 2025 at a cost of $0.001 per share in accordance with the 2024 Long-Term Incentive Plan.
(4)
Holdings repurchased outstanding common shares under its share repurchase programs. See Share Repurchase Programs below.
(5)
Holdings received common shares upon the maturity of its hedges. See Note 5 and Note 12 for further information on the hedge transactions.

As of December 31, 2025, Holdings had no plans to retire any shares of its treasury stock.

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

Share Repurchase Programs

On March 6, 2025, Holdings’ Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $200.0 of Holdings’ outstanding stock, before direct costs associated with the share repurchases. This program continued until the authorized repurchase amount was reached on March 27, 2025. On October 30, 2025, Holdings’ Board of Directors approved a new share repurchase program authorizing repurchases of up to $300.0 of Holdings’ outstanding stock, before direct costs. The program commenced on November 7, 2025 and will continue until the authorized repurchase amount is reached, or the Board of Directors suspends or terminates the program, whichever occurs first. Through December 31, 2025, we repurchased $75.0 of the total $300.0 authorized under the program. Repurchases under both programs were funded using cash on hand.

Restricted Stock

Below is a summary of restricted stock activity for the years ended December 31, 2023, 2024 and 2025:

	Year Ended		Year Ended		Year Ended
	December 31, 2023		December 31, 2024		December 31, 2025
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1	1.85	$20.64	2.35	$15.67	2.30	$15.91
Granted	1.38	$12.07	0.98	$16.64	0.59	$27.71
Vested	(0.78)	$21.04	(0.93)	$16.17	(1.35)	$29.65
Forfeited	(0.10)	$16.40	(0.10)	$14.93	(0.06)	$18.61
Outstanding at December 31	2.35	$15.67	2.30	$15.91	1.48	$19.76

During the year ended December 31, 2025, Holdings granted 0.6 shares of its restricted stock to certain CUSA employees and to Holdings’ directors. The fair value of the restricted stock granted was determined based on the market value of the Holdings’ common stock on the grant dates, which ranged from $26.18 to $32.65 per share for the 2025 grants. The Company assumed forfeiture rates ranging from 0.0% to 7.5% for the restricted stock awards granted in 2025. The restricted stock granted to employees vests over periods ranging from one to three years based on continued service. Restricted stock award recipients are entitled to receive non-forfeitable dividends and to vote their respective shares, however, the sale and transfer of the restricted stock is prohibited during the restriction period.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Below is a summary of restricted stock award activity recorded for the periods indicated.

	Year Ended December 31,
	2023	2024	2025
Compensation expense recognized during the period:
CUSA employees (1)	$15.1	$17.4	$15.5
Holdings directors	1.2	1.3	1.4
Total recognized by Holdings (1)	$16.3	$18.7	$16.9

Fair value of restricted stock that vested during the period:
CUSA employees	$9.1	$14.5	$37.9
Holdings directors	1.3	1.4	2.4
Holdings total	$10.4	$15.9	$40.3

Income tax benefit recognized upon vesting of restricted stock awards held by:
CUSA employees	$0.6	$1.8	$6.5
Holdings directors	0.3	0.3	0.5
Holdings total income tax benefit	$0.9	$2.1	$7.0
(1)
Compensation expense for the years ended December 31, 2024 and 2025 includes approximately $0.9 and $1.0 related to a portion of the short-term field incentive compensation plan for 2025 to be settled in restricted stock.

As of December 31, 2025, the estimated remaining unrecognized compensation expense related to the unvested restricted stock awards was as follows:

Estimated
Remaining
Expense
CUSA employees (1)	$14.9
Holdings directors	0.9
Total remaining - Holdings (1)	$15.8

(1) The weighted average period over which this remaining compensation expense will be recognized by both Holdings and CUSA is approximately 1.1 years.

Performance Stock Units

Holdings granted performance awards in the form of performance stock units (“PSUs”), formerly referred to as restricted stock units, in 2023, 2024 and 2025. Based upon the terms of the award agreements, the performance stock units vest based on a combination of financial performance factors and continued service.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

2025 awards - During the year ended December 31, 2025, Holdings granted performance awards to certain CUSA employees in the form of performance stock units. The maximum number of shares issuable under the performance awards granted during 2025 is approximately 0.71 shares of Holdings' common stock. The grant date fair value was $27.45 per share. The Company assumed a 2.5% forfeiture rate for the performance units granted in 2025. The performance metrics for these performance awards are based upon cumulative three-year Adjusted EBITDA and cash flows, with a performance measurement period of the three-year period ended December 31, 2027. The service period ends on February 19, 2028. Below is a summary of the performance stock units expected to vest based on specified performance metric achievement levels for these performance awards:

Stock units that vest if performance metrics meet the threshold level (50% of target)	0.18 PSUs
Stock units that vest if performance metrics meet the target level	0.35 PSUs
Stock units that vest if performance metrics meet the maximum level (200% of target)	0.71 PSUs

The Company currently estimates that the most likely outcome to be achieved based on updated performance metric expectations is 170% of target for the performance units granted in 2025.

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

The Company currently estimates that the most likely outcome to be achieved based on updated performance metric expectations is the maximum level for the performance units granted in 2024.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Below is a summary of performance stock unit activity for the periods presented:

	Year Ended December 31,
	2023	2024	2025
Number of performance stock unit awards that vested during the period	0.14	0.12	0.75
Fair value of performance stock unit awards that vested during the period	$1.8	$2.1	$20.6
Accumulated dividends paid upon vesting of performance stock unit awards	$0.2	$0.1	$—
Compensation expense recognized during the period	$8.7	$14.8	$18.2
Income tax (expense) benefit related to stock unit awards	$(0.8)	$(1.6)	$2.0

As of December 31, 2025, the estimated remaining unrecognized compensation expense related to the outstanding performance stock unit awards was $19.1. The weighted average period over which this remaining compensation expense will be recognized is approximately 0.9 years. As of December 31, 2025, Holdings had performance stock units outstanding that represented a total of 3.0 hypothetical shares of common stock, net of estimated forfeitures, reflecting performance levels described above for each grant.

Restricted Stock Units

During the year ended December 31, 2025, Holdings granted stock awards to certain CUSA employees in the form of restricted stock units (“RSUs”). Each RSU that vests will result in the issuance of one share of Holdings’ common stock. The maximum number of shares issuable under the restricted stock units granted during 2025 is approximately 0.13 shares of Holdings’ common stock. The grant date fair value was $27.45 per share. The Company assumed forfeiture rates that ranged from 0.0% to 7.5% for the restricted stock units granted during 2025. The restricted stock units vest over periods ranging from one to three years based on continued service. Restricted stock unit participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards vest.

During the year ended December 31, 2025, the Company recognized compensation expense of $1.4 related to restricted stock units. As of December 31, 2025, the estimated remaining unrecognized compensation expense related to outstanding restricted stock units was $1.4. The weighted average period over which this remaining compensation expense will be recognized is approximately 1.2 years. As of December 31, 2025, Holdings had RSUs outstanding that represented a total of approximately 0.12 hypothetical shares of common stock, net of estimated forfeitures.

17.
SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows:

	Year Ended December 31,
	2023	2024	2025
Cash paid for interest by Holdings (1)	$151.3	$141.8	$143.1
Cash paid for interest by CUSA	$130.6	$121.1	$122.4
Cash paid for income taxes, net (2)	$22.3	$45.5	$37.5
Cash transferred from restricted accounts (3)	$(10.8)	$—	$—
Noncash operating activities:
Interest expense - NCM (see Note 8)	$(22.6)	$(22.0)	$(21.3)
Noncash investing activities:
Change in accounts payable and accrued expenses for the acquisition of theater properties and equipment (4)	$5.4	$(0.3)	$(14.5)
Theater properties and other assets acquired under finance leases	$—	$52.0	$1.3
Investment in NCMI/NCM – receipt of common units (see Note 8)	$—	$0.5	$—

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(1)
Includes the cash interest paid by CUSA.
(2)
See Note 18 for further breakdown of cash paid for income taxes, net.
(3)
Represents cash transferred out of collateral account during the period to support the issuance of letters of credit to lenders, net of returned deposits from such accounts upon the repayment of related debt.
(4)
Additions to theater properties and equipment included in accounts payable as of December 31, 2024 and 2025 were $6.9 and $21.4, respectively.
18.
INCOME TAXES

Holdings

The provision for federal and foreign income tax expense for continuing operations of Holdings consisted of the following:

	Year Ended December 31,
	2023	2024	2025
Income before income taxes:
U.S.	$151.4	$173.3	$87.0
Foreign	70.0	79.5	66.9
Total	$221.4	$252.8	$153.9

Current and deferred income taxes for Holdings were as follows:

	Year Ended December 31,
	2023	2024	2025
Current:
Federal	$2.2	$29.9	$5.1
State	2.9	5.6	4.4
Foreign	14.2	15.2	22.1
Total current expense	19.3	50.7	31.6
Deferred:
Federal	$15.8	$(19.9)	$(20.0)
State	0.5	(54.9)	(11.8)
Foreign	(5.7)	(36.0)	12.6
Total deferred taxes	10.6	(110.8)	(19.2)
Total:
Federal	$18.0	$10.0	$(14.9)
State	3.4	(49.3)	(7.4)
Foreign	8.5	(20.8)	34.7
Income taxes	$29.9	$(60.1)	$12.4

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

A reconciliation between Holdings’ income tax expense and taxes computed by applying the applicable statutory federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2025

Computed U.S. federal statutory tax expense	$32.3	21.0%
State and local income taxes, net of federal income tax impact (1)	(5.1)	(3.3)%
Foreign tax effects
Argentina:
Statutory tax rate difference between Argentina and U.S.	2.8	1.8%
Inflation adjustments	1.8	1.2%
Withholding tax	2.8	1.8%
Other	0.8	0.5%
Brazil:
Statutory tax rate difference between Brazil and U.S.	3.4	2.2%
Other	2.1	1.4%
Colombia:
Statutory tax rate difference between Colombia and U.S.	1.8	1.2%
Other	1.4	0.9%
Other foreign jurisdictions:	3.7	2.4%
Effect of changes in tax laws or rates enacted in the current period (2)	(46.1)	(30.0)%
Effect of cross-border tax laws:
Global intangible low-taxed income	3.4	2.2%
Foreign-derived intangible income	(1.8)	(1.2)%
Unremitted earnings	1.8	1.1%
Other	(0.3)	(0.3)%
Tax Credits:
Foreign tax credits	(10.1)	(6.6)%
Other	(1.3)	(0.8)%
Changes in valuation allowance	2.8	1.9%
Nontaxable and nondeductible items:
Nondeductible compensation	4.2	2.7%
Loss on warrant settlements	8.3	5.4%
Other	1.5	1.0%
Other adjustments	2.2	1.5%
Effective tax rate	$12.4	8.1%
(1)
State taxes in Florida and Pennsylvania made up greater than fifty percent of the tax effect.
(2)
Reflects the valuation allowance release related to federal interest expense carryforwards resulting from OBBBA, as defined under Deferred Income Taxes below.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

A reconciliation between Holdings’ income tax expense and taxes computed by applying the applicable statutory federal income tax rate to income before income taxes for the periods presented prior to the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2023	2024
Computed statutory tax expense	$46.5	$53.1
State and local income taxes, net of federal income tax impact	5.4	7.7
Changes in valuation allowance	(63.9)	(136.7)
Foreign tax rate differential	1.4	—
Foreign tax credits	(13.0)	(4.9)
Inflation adjustments	(0.3)	(6.1)
Nondeductible compensation	2.9	3.9
Changes in uncertain tax positions	(0.9)	3.1
U.S. tax impact of foreign operations	10.3	9.6
Return to provision	(3.3)	1.4
Expiration of attribute carryforwards	37.1	3.1
Permanent differences	6.8	7.4
Other, net	0.9	(1.7)
Income taxes	$29.9	$(60.1)

CUSA

The provision for federal and foreign income tax expense for continuing operations of CUSA consisted of the following:

	Year Ended December 31,
	2023	2024	2025
Income before income taxes:
U.S.	$167.0	$188.8	$142.3
Foreign	70.0	79.5	66.9
Total	$237.0	$268.3	$209.2

Current and deferred income taxes for CUSA were as follows:

	Year Ended December 31,
	2023	2024	2025
Current:
Federal	$2.8	$29.5	$5.9
State	2.9	6.6	5.2
Foreign	14.2	15.2	22.1
Total current expense	19.9	51.3	33.2
Deferred:
Federal	$13.8	$(20.3)	$25.5
State	0.4	(50.8)	(10.5)
Foreign	(5.7)	(36.0)	12.5
Total deferred taxes	8.5	(107.1)	27.5
Total:
Federal	$16.6	$9.2	$31.4
State	3.3	(44.2)	(5.3)
Foreign	8.5	(20.8)	34.6
Income taxes	$28.4	$(55.8)	$60.7

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

A reconciliation between CUSA’s income tax expense and taxes computed by applying the applicable statutory federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2025

Computed U.S. federal statutory tax expense	$43.9	21.0%
State and local income taxes, net of federal income tax impact (1)	(3.6)	(1.7)%
Foreign tax effects
Argentina:
Statutory tax rate difference between Argentina and U.S.	2.8	1.3%
Inflation adjustments	1.8	0.9%
Withholding tax	2.8	1.3%
Other	0.8	0.4%
Brazil:
Statutory tax rate difference between Brazil and U.S.	3.4	1.6%
Other	2.1	1.0%
Colombia:
Statutory tax rate difference between Colombia and U.S.	1.8	0.9%
Other	1.4	0.7%
Other foreign jurisdictions:	3.7	1.8%
Effect of changes in tax laws or rates enacted in the current period (2)	(3.0)	(1.4)%
Effect of cross-border tax laws:
Global intangible low-taxed income	3.4	1.6%
Other	(0.3)	(0.2)%
Tax Credits:
Foreign tax credits	(9.1)	(4.3)%
Other	(1.3)	(0.6)%
Changes in valuation allowance	3.2	1.5%
Nontaxable and nondeductible items:
Nondeductible compensation	4.2	2.0%
Other	1.5	0.7%
Other adjustments	1.2	0.5%
Effective tax rate	$60.7	29.0%
(1)
State taxes in Florida and Pennsylvania made up greater than fifty percent of the tax effect.
(2)
Reflects the valuation allowance release related to federal interest expense carryforwards resulting from OBBBA, as defined under Deferred Income Taxes below.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

A reconciliation between CUSA’s income tax expense and taxes computed by applying the applicable statutory federal income tax rate to income before income taxes for the periods presented prior to the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2023	2024
Computed statutory tax expense	$49.8	$56.3
State and local income taxes, net of federal income tax impact	5.9	8.1
Changes in valuation allowance	(68.6)	(134.8)
Foreign tax rate differential	1.4	—
Foreign tax credits	(12.9)	(5.9)
Inflation adjustments	(0.3)	(6.1)
Nondeductible compensation	2.8	3.9
Changes in uncertain tax positions	(0.9)	3.2
U.S. tax impact of foreign operations	10.4	9.4
Return to provision	(3.3)	1.1
Expiration of attribute carryforwards	36.4	3.2
Permanent differences	6.9	7.4
Other, net	0.8	(1.6)
Income taxes	$28.4	$(55.8)

As of December 31, 2025, the Company is not indefinitely reinvested with respect to $42.7 of accumulated undistributed earnings of its various subsidiaries. As of December 31, 2025, the Company had approximately $166.2 of accumulated undistributed earnings and profits which it considers to be indefinitely reinvested. Of this indefinitely reinvested amount, approximately $158.9 was subject to the one-time transition tax pursuant to the 2017 Tax Cuts and Jobs Act. Additional tax due on the repatriation of these previously-taxed earnings would generally be foreign withholding and U.S. state income taxes. The Company does not intend to repatriate these offshore earnings and profits, and therefore has not recorded any deferred taxes on such earnings. The Company considers any excess of the amount for financial reporting over the tax basis of its investment in these foreign subsidiaries to be indefinitely reinvested. At this time, the determination of deferred tax liabilities on this amount is not practicable.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Deferred Income Taxes

Holdings

The tax effects of significant temporary differences and tax loss and tax credit carryforwards comprising the net long-term deferred income tax assets for Holdings as of the periods presented consisted of the following:

	December 31,
	2024	2025
Deferred liabilities:
Theater properties and equipment	$56.7	$69.8
Finance lease assets	22.4	19.2
Operating lease right-of-use assets	232.6	239.4
Intangible asset – other	57.4	62.5
Intangible asset – tradenames	69.5	69.7
Total deferred liabilities	438.6	460.6
Deferred assets:
Deferred revenue – NCM and other	83.0	81.6
Gift cards	10.8	12.6
Operating lease obligations	249.0	253.5
Finance lease obligations	27.9	24.5
Tax impact of items in accumulated other comprehensive income and additional paid-in-capital	10.3	4.4
Restricted stock	6.1	5.2
Other tax loss carryforwards	65.8	62.3
Other tax credit and attribute carryforwards	167.9	165.5
Other expenses, not currently deductible for tax purposes	13.6	14.7
Total deferred assets	634.4	624.3
Net deferred income tax asset before valuation allowance	(195.8)	(163.7)
Valuation allowance against deferred assets – non-current	129.5	74.5
Net deferred income tax asset	$(66.3)	$(89.2)
Net deferred tax asset – Foreign	$(32.4)	$(22.8)
Net deferred tax asset – U.S.	(33.9)	(66.4)
Total	$(66.3)	$(89.2)

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

CUSA

The tax effects of significant temporary differences and tax loss and tax credit carryforwards comprising the net long-term deferred income tax assets for CUSA as of the periods presented consisted of the following:

	December 31,
	2024	2025
Deferred liabilities:
Theater properties and equipment	$56.6	$69.7
Finance lease assets	22.4	19.2
Operating lease right-of-use assets	232.3	239.4
Intangible asset – other	57.3	62.5
Intangible asset – tradenames	69.4	69.7
Total deferred liabilities	438.0	460.5
Deferred assets:
Deferred revenue – NCM and other	82.8	81.5
Gift cards	10.8	12.6
Operating lease obligations	248.7	253.5
Finance lease obligations	27.9	24.5
Tax impact of items in accumulated other comprehensive income and additional paid-in-capital	3.5	4.4
Restricted stock	5.9	5.1
Other tax loss carryforwards	63.1	59.5
Other tax credit and attribute carryforwards	128.1	117.0
Other expenses, not currently deductible for tax purposes	13.5	14.7
Total deferred assets	584.3	572.8
Net deferred income tax asset before valuation allowance	(146.3)	(112.3)
Valuation allowance against deferred assets – non-current	83.7	73.5
Net deferred income tax asset	$(62.6)	$(38.8)
Net deferred tax asset – Foreign	$(32.4)	$(22.8)
Net deferred tax asset – U.S.	(30.2)	(16.0)
Total	$(62.6)	$(38.8)

Federal interest expense limitation carryforwards have an indefinite carryforward period. Foreign net operating losses have varying carryforward periods with some being indefinite. Similarly, state net operating losses have varying carryforward periods with some being indefinite. Foreign tax credits have a 10-year carryforward period. A majority of the Company’s foreign tax credit carryforwards expire in 2026 and 2027, with the remainder expiring in future periods.

The One Big Beautiful Bill Act (“OBBBA”) was signed into law on July 4, 2025. The OBBBA makes permanent certain expiring provisions of the Tax Cuts and Jobs Act and restores favorable tax treatment for certain business provisions including 100% bonus depreciation and the business interest expense limitation. In general, the favorable bonus depreciation and interest expense limitation provisions will allow the Company to accelerate deductions and reduce cash taxes. The impacts of the OBBBA are reflected in our consolidated financial statements for the year ended December 31, 2025.

The Company assesses the likelihood that it will be able to recover its deferred tax assets against future sources of taxable income and reduces the carrying amounts of deferred tax assets by recording a valuation allowance if, based on all available evidence, the Company believes it is more likely than not that all or a portion of such assets will not be realized. The changes in tax law within the OBBBA resulted in sufficient positive evidence to reach a conclusion that valuation allowances related to federal and certain state interest expense carryforwards are no longer required. The Company also considered the achievement of sustained profitability and cumulative income as well as future projected earnings in relevant state filing groups to be significant forms of positive evidence. The Company determined that the positive evidence outweighed the negative evidence and supported a release of a portion of the state valuation allowance.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The Company’s valuation allowance changed from $129.5 as of December 31, 2024 to $74.5 as of December 31, 2025. The decrease primarily relates to a $60.9 release of domestic valuation allowances consisting of $48.5 related to federal interest expense carryforwards and $11.2 related to state net operating losses, interest expense carryforwards and other deferred tax assets. CUSA’s valuation allowance changed from $83.7 as of December 31, 2024 to $ 73.5 as of December 31, 2025. The decrease primarily relates to a $10.4 release of state valuation allowances related to net operating losses and other deferred tax assets.

The Company maintains a valuation allowance against certain deferred tax assets for which the ultimate realization of future benefits is uncertain. Expiring carryforwards and the required valuation allowances are adjusted annually. After application of the valuation allowances described above, the Company anticipates that no limitations will apply with respect to utilization of any of the other deferred tax assets described above. The remaining valuation allowance primarily relates to foreign tax credits and certain state interest expense carryforwards and other deferred tax assets.

Holdings’ valuation allowance for deferred tax assets, which includes CUSA’s valuation allowance for deferred tax assets, and CUSA’s valuation allowance for deferred tax assets, for the periods presented were as follows:

	Valuation Allowance for Deferred Taxes
	Holdings	CUSA
Balance at January 1, 2023	$326.1	$283.2
Additions	16.6	5.9
Deductions	(83.0)	(77.2)
Currency translation	6.6	6.6
Balance at December 31, 2023	$266.3	$218.5
Additions	7.9	4.2
Deductions	(137.4)	(131.7)
Currency translation	(7.3)	(7.3)
Balance at December 31, 2024	$129.5	$83.7
Additions	5.8	4.2
Deductions	(60.8)	(14.4)
Balance at December 31, 2025	$74.5	$73.5

Uncertain Tax Positions

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for Holdings for the periods presented:

	Year Ended December 31,
	2023	2024	2025
Balance at January 1,	$55.8	$52.9	$54.0
Gross increases - tax positions in prior periods	2.2	0.4	1.2
Gross decreases - tax positions in prior periods	(5.1)	—	—
Gross increases - current period tax positions	0.2	0.7	1.9
Statute of limitations expiration	(0.2)	—	(2.7)
Balance at December 31,	$52.9	$54.0	$54.4

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for CUSA for the periods presented:

	Year Ended December 31,
	2023	2024	2025
Balance at January 1,	$53.9	$51.0	$52.2
Gross increases - tax positions in prior periods	2.2	0.5	1.2
Gross decreases - tax positions in prior periods	(5.1)	—	—
Gross increases - current period tax positions	0.2	0.7	1.9
Statute of limitations expiration	(0.2)	—	(2.7)
Balance at December 31,	$51.0	$52.2	$52.6

Holdings had $68.3 and $72.1 of unrecognized tax benefits, including interest and penalties, as of December 31, 2024 and 2025, respectively. Of these amounts, $68.3 and $68.2 represent the amount of unrecognized tax benefits

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

that, if recognized, would impact the effective income tax rate for the years ended December 31, 2024 and 2025, respectively. CUSA had $66.4 and $70.3 of unrecognized tax benefits, including interest and penalties, as of December 31, 2024 and 2025, respectively. Of these amounts, $66.4 and $65.7 represent the amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate for the years ended December 31, 2024 and 2025, respectively. Holdings and CUSA had $14.3 and $17.7 accrued for interest and penalties as of December 31, 2024 and 2025, respectively.

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

The Company is no longer subject to income tax audits from the Internal Revenue Service for years before 2018. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2021. The Company is no longer subject to non-U.S. income tax examinations by tax authorities in its major non-U.S. tax jurisdictions for years before 2010.

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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Cash Paid for Income Taxes

The Company paid cash for income taxes, net of refunds, as follows:

Year Ended December 31,
2025

Federal	$6.3

State:
California	3.3
Other	3.3
Total state	6.6

Foreign:
Argentina	4.7
Brazil	5.7
Colombia	2.7
Chile	7.4
Other	4.1
Total foreign	24.6

Total cash paid for income taxes	$37.5

The amount of cash paid for income taxes, net of refunds, during the years ended December 31, 2023 and 2024 was $22.3 and $45.5, respectively.

19.
COMMITMENTS AND CONTINGENCIES

Employment Agreements — As of December 31, 2025, the Company had employment agreements with Sean Gamble, Melissa Thomas, Valmir Fernandes, Wanda Gierhart and Michael Cavalier. These employment agreements are subject to automatic extensions for a one-year period, unless the employment agreements are terminated. The base salaries stipulated in the employment agreements are subject to review at least annually during the term of the agreements for increase (but not decrease) by the Company’s Compensation Committee. Management personnel subject to these employment agreements are eligible to receive annual cash incentive bonuses upon the Company meeting certain performance targets established by the Compensation Committee.

Retirement Savings Plan — The Company has a 401(k) retirement savings plan (“401(k) Plan”) for the benefit of all eligible U.S. based employees and makes discretionary matching contributions as determined annually in accordance with the 401(k) Plan. Employer matching contribution payments of $6.4, $6.9 and $7.2 were made during the years ended December 31, 2023, 2024 and 2025, respectively. A liability of approximately $0.6 was recorded as of December 31, 2025 for employer contribution payments to be made in 2026 for the remaining amounts owed for plan year 2025.

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

Latishma Narayan, individually and on behalf of others similarly situated vs. Cinemark USA, Inc., Century Theatres, Inc., et al. This class action lawsuit was filed December 27, 2024, in the Superior Court in the State of California for the County of San Mateo alleging violations of the California Labor Code for failure to pay minimum wages, failure to pay wages and overtime, failure to provide meal and rest breaks, failure to pay vacation wages, failure to maintain payroll records, and failure to reimburse necessary expenditures. Cinemark firmly maintains that the contentions of the plaintiff are without merit and will vigorously defend itself against the lawsuit. The Company cannot predict the outcome of this litigation. On July 31, 2025, the court granted Cinemark’s motion to compel arbitration of plaintiff’s claims. On August 30, 2025, plaintiff voluntarily agreed to arbitrate her individual claims. As a result of this development, the Company does not believe that this lawsuit has the potential to have a material impact on its financial condition or results of operations.

20.
SEGMENTS - HOLDINGS

The international market and U.S. market are managed as separate reportable segments, with the international segment consisting of operations in Brazil, Argentina, Chile, Colombia, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia and Paraguay. The Company sold its Ecuador subsidiary in September 2023. See Note 7 for a discussion of the sale of our Ecuador subsidiary. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenue. Holdings uses Adjusted EBITDA, as shown in the reconciliation table below, as the primary measure of segment profit and loss to evaluate performance and allocate its resources.

The Company’s chief operating decision makers are the chief executive officer and the chief financial officer (together, the “CODM”). The CODM uses Adjusted EBITDA for each segment in the annual budget and forecasting process. The CODM considers Adjusted EBITDA with comparisons to budget, forecast and trends when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses Adjusted EBITDA to assess the performance of each segment and in determining the incentive compensation under its long-term incentive plan and evaluating performance metrics for certain equity awards.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The following tables set forth a breakdown of selected financial information by reportable segment for Holdings for the periods presented, and include a reconciliation to Adjusted EBITDA:

	Year Ended December 31, 2025
	U.S. Reportable Segment	International Reportable Segment	Consolidated
Revenue	$2,513.8	$612.8	$3,126.6
Elimination of intersegment revenue	(11.6)	—	(11.6)
Total Revenue	2,502.2	612.8	3,115.0
Less: (1)
Film rentals and advertising	733.8	143.2	877.0
Concession supplies	188.3	52.2	240.5
Salaries and wages	342.3	68.8	411.1
Facility lease expense	244.8	77.0	321.8
Utilities and other (2)	377.5	107.3	484.8
General and administrative	187.8	48.3	236.1
Other segment items (3)	(34.3)	0.1	(34.2)
Adjusted EBITDA (4)	$462.0	$115.9	$577.9

	Year Ended December 31, 2024
	U.S. Reportable Segment	International Reportable Segment	Consolidated
Revenue	$2,448.1	$612.7	$3,060.8
Elimination of intersegment revenue	(11.3)	—	(11.3)
Total Revenue	2,436.8	612.7	3,049.5
Less: (1)
Film rentals and advertising	714.4	145.2	859.6
Concession supplies	174.5	50.9	225.4
Salaries and wages	335.6	66.2	401.8
Facility lease expense	245.8	79.5	325.3
Utilities and other (2)	356.5	102.9	459.4
General and administrative	172.2	45.9	218.1
Other segment items (3)	(28.8)	(1.5)	(30.3)
Adjusted EBITDA (4)	$466.6	$123.6	$590.2

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
(2)
Utilities and other for the International reportable segment is shown net of intersegment expenses of $12.8, $11.3 and $11.6 for the years ended December 31, 2023, 2024 and 2025, respectively.
(3)
Other segment items for each reportable segment includes non-cash rent, share-based compensation expense and cash distributions from equity investees (reported entirely within the U.S. reportable segment).
(4)
See the table below for a reconciliation of net income to Adjusted EBITDA.

The following table sets forth a reconciliation of net income to Adjusted EBITDA for Holdings for the periods presented:

	Year Ended December 31,
	2023	2024	2025
Net income	$191.5	$312.9	$141.5
Add (deduct):
Income tax expense (benefit)	29.9	(60.1)	12.4
Interest expense (1)	150.4	144.0	142.3
Other income, net (2)	(19.6)	(44.4)	(3.8)
Cash distributions from equity investees (3)	5.7	9.3	8.9
Depreciation and amortization	209.5	197.5	201.9
Impairment of long-lived and other assets	16.6	1.5	6.5
(Gain) loss on disposal of assets and other	(7.7)	1.6	2.1
Loss on debt amendments and extinguishments	10.7	6.9	1.5
Loss on warrants	—	—	39.3
Non-cash rent expense	(17.9)	(12.5)	(11.2)
Share-based awards compensation expense	25.0	33.5	36.5
Adjusted EBITDA	$594.1	$590.2	$577.9
(1)
Includes amortization of debt issuance costs, amortization of original issue discount, and amortization of accumulated (losses) gains for amended swap agreements.
(2)
Includes interest income, foreign currency exchange and other related loss, interest expense - NCM, equity in income of affiliates, net gain (loss) on investment in NCMI and distributions from NCMI/NCM.
(3)
Reflects cash distributions received from equity investees that were recorded as a reduction of the respective investment balances (see Note 8). These distributions are reported entirely within the U.S. reportable segment.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Holdings capital expenditures by reportable segment

The following table is a breakdown of capital expenditures by reportable segment for Holdings for the periods presented:

	Year Ended December 31,
	2023	2024	2025
Capital expenditures
U.S.	$111.5	$109.1	$161.4
International	38.0	41.7	57.5
Total capital expenditures	$149.5	$150.8	$218.9

Financial Information About Geographic Area

The following table sets forth a breakdown of select financial information for Holdings by geographic area for the periods presented:

	Year Ended December 31,
	2023	2024	2025
Revenue
U.S.	$2,428.1	$2,448.1	$2,513.8
Brazil	233.4	243.8	212.1
Other international countries	418.0	368.9	400.7
Eliminations	(12.8)	(11.3)	(11.6)
Total	$3,066.7	$3,049.5	$3,115.0

	As of December 31,
	2024	2025
Theater properties and equipment, net
U.S.	$996.1	$993.1
Brazil	47.2	55.3
Other international countries	101.8	127.4
Total	$1,145.1	$1,175.8

21.
RELATED PARTY TRANSACTIONS

A subsidiary of the Company manages a theater for Laredo Theatres, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, who is Lee Roy Mitchell’s son-in-law and Kevin Mitchell’s brother-in-law. Lee Roy Mitchell, our founder, owns, both directly and indirectly, approximately 8.5% of Holdings’ common stock and Kevin Mitchell is a member of Holdings’ Board of Directors. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theater revenue. The Company recorded $0.7, $0.8 and $0.7 of management fee revenue during the years ended December 31, 2023, 2024 and 2025, respectively. All such amounts are included in each of Holdings’ and CUSA’s consolidated financial statements with the intercompany amounts eliminated in consolidation. During the years ended December 31, 2023, 2024 and 2025, the Company paid excess cash distributions of $1.3, $1.1 and $1.3, respectively, to Lone Star Theatres, Inc. as required by the partnership agreement, which were recorded as a reduction of noncontrolling interests on each of Holdings’ and CUSA’s consolidated balance sheets.

A subsidiary of the Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC to use, on occasion, a private aircraft owned by Copper Beech Capital, LLC. Copper Beech Capital, LLC is owned by Mr. Lee Roy Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Messrs. Lee Roy and Kevin Mitchell and other executives who accompany Mr. Lee Roy Mitchell to business meetings for the Company. The Company reimburses Copper Beech Capital, LLC the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip. The aggregate amount paid to Copper Beech Capital, LLC for the use of the aircraft was less than $0.1 for each of the years ended December 31, 2023, 2024 and 2025.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Kevin Mitchell, a director of the Company, owns ShowBiz Direct, LLC (“ShowBiz Direct”). ShowBiz Direct distributes and markets motion pictures through itself or independent third parties. The Company conducted arms-length negotiations with an independent third party for film licensing terms and agreed to film licensing terms for Show Biz Direct substantially similar to film licensing terms agreed to with other similarly sized independent distributors. The Audit Committee reviewed the film licensing rates for ShowBiz Direct and found that such rates were fair to the Company. The Company paid film rental expense of $1.9 and $0.0 to Showbiz for the years ended December 31, 2024 and 2025, respectively. ShowBiz Direct is entitled to a fixed distribution fee and reimbursement of marketing expenses, including an agreed upon return on marketing expenses, from the content owner out of such film rental.

A subsidiary of the Company currently leases 12 theaters from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Holdings’ directors and is an officer of the general partner of Syufy. For the years ended December 31, 2023, 2024 and 2025, the Company paid total rent of approximately $22.1, $22.4 and $22.4, respectively, to Syufy. CUSA also provides digital equipment support to drive-in theaters owned by Syufy. The Company recorded management fees of less than $0.1 related to these services for each of the years ended December 31, 2023, 2024 and 2025.

A subsidiary of the Company has a 50% voting interest in FE Concepts, a joint venture with AWSR, an entity owned by Lee Roy Mitchell and Tandy Mitchell. FE Concepts operates a family entertainment center that offers bowling, gaming, movies and other amenities. See Note 8 for further discussion. The Company has a theater services agreement with FE Concepts under which the Company receives service fees for providing film booking and equipment monitoring services for the facility. The Company recorded services fees of approximately $0.1 related to this agreement for each of the years ended December 31, 2023, 2024 and 2025. The Company received cash distributions from FE Concepts of $4.0 during the year ended December 31, 2025. The Company did not receive any cash distributions from FE Concepts during the years ended December 31, 2023, and 2024.

During the year ended December 31, 2025, CUSA paid cash distributions totaling approximately $653.2 to Holdings, primarily to fund the cash settlement of the 4.50% Convertible Senior Notes and the associated warrants, as well as to fund a portion of the payment of the Company’s shareholder dividends and share repurchases under the Company’s share repurchase programs. CUSA did not pay any cash distributions to Holdings during the twelve months ended December 31, 2023 and 2024. See Note 12 for further discussion of the 4.50% Convertible Senior Notes and warrant transactions, Note 6 for further discussion of the Company’s shareholder dividends and Note 16 for further discussion of the Company’s share repurchase programs.

22.
SUBSEQUENT EVENTS

On February 17, 2026, Holdings’ Board of Directors declared a quarterly cash dividend of $0.09 per share of common stock. The quarterly dividend will be payable on March 17, 2026 to shareholders of record as of March 3, 2026.

SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF CINEMARK HOLDINGS, INC.

CINEMARK HOLDINGS, INC.

PARENT COMPANY BALANCE SHEETS

(in millions, except share data)

	December 31,	December 31,
	2024	2025
Assets
Cash and cash equivalents	$229.9	$0.2
Interest receivable and other current assets	5.0	6.0
Long-term deferred tax asset	1.8	48.6
Investment in subsidiaries	890.6	446.7
Total assets	$1,127.3	$501.5
Liabilities and equity
Liabilities
Current portion of long-term debt	$457.9	$—
Accrued other current liabilities, including accounts payable to subsidiaries	76.9	97.7
Long-term debt	—	—
Other long-term liabilities	(1.9)	(1.4)
Total liabilities	532.9	96.3
Commitments and contingencies (see Note 6)
Equity
Common stock, $0.001 par value: 300,000,000 shares authorized, 128,700,226 shares issued and 122,321,734 shares outstanding at December 31, 2024 and 149,900,865 shares issued and 115,530,385 shares outstanding at December 31, 2025	0.1	0.1
Additional paid-in-capital	1,276.9	1,397.3
Treasury stock, 6,378,492 and 34,370,480 shares, at cost, at December 31, 2024 and December 31, 2025, respectively	(103.2)	(539.8)
Accumulated deficit	(162.7)	(64.4)
Accumulated other comprehensive loss	(416.7)	(388.0)
Total equity	594.4	405.2
Total liabilities and equity	$1,127.3	$501.5

The accompanying notes are an integral part of the condensed financial information of Cinemark Holdings Inc.

SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF CINEMARK HOLDINGS, INC.,

CONTINUED

CINEMARK HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF INCOME

(in millions)

	Year Ended December 31,
	2023	2024	2025

Revenue	$—	$—	$—
Cost of operations	3.3	3.7	3.5
Operating loss	(3.3)	(3.7)	(3.5)
Interest expense	(24.1)	(24.1)	(15.0)
Interest income	11.8	12.3	2.5
Loss on warrants	—	—	(39.3)
Loss before income taxes and equity in income of subsidiaries	(15.6)	(15.5)	(55.3)
Income tax expense (benefit)	1.5	(4.3)	(48.3)
Equity in income of subsidiaries, net of taxes	205.3	320.9	145.2
Net income	$188.2	$309.7	$138.2

The accompanying notes are an integral part of the condensed financial information of Cinemark Holdings, Inc.

SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF CINEMARK HOLDINGS, INC.,

CONTINUED

CINEMARK HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2023	2024	2025
Net income	$188.2	$309.7	$138.2
Other comprehensive income, net of tax
Unrealized (loss) gain due to fair value adjustments on interest rate swap agreements, net of taxes of $1.2, $3.2 and $1.0, and net of settlements	(9.2)	1.8	(6.8)
Foreign currency translation adjustments	4.9	(40.2)	31.9
Total other comprehensive (loss) income, net of tax	(4.3)	(38.4)	25.1
Comprehensive income attributable to Cinemark Holdings, Inc.	$183.9	$271.3	$163.3

The accompanying notes are an integral part of the condensed financial information of Cinemark Holdings Inc.

SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF CINEMARK HOLDINGS, INC.,

CONTINUED

CINEMARK HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2023	2024	2025
Operating Activities
Net income	$188.2	$309.7	$138.2
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Loss on warrants	—	—	39.3
Share-based awards compensation expense	1.2	1.3	1.4
Amortization of debt issuance costs	3.5	3.4	2.1
Equity in income of subsidiaries	(205.3)	(320.9)	(145.2)
Changes in other assets and liabilities	4.9	4.5	(28.7)
Net cash (used for) provided by operating activities	(7.5)	(2.0)	7.1
Investing Activities
Distributions received from subsidiaries	—	—	653.2
Net cash provided by investing activities	—	—	653.2
Financing Activities
Dividends paid to stockholders	—	—	(38.9)
Repurchases of common stock under share repurchase program	—	—	(275.1)
Repayment of 4.50% Senior Convertible Notes	—	—	(460.0)
Settlements related to warrant unwind agreements	—	—	(97.9)
Restricted stock withholdings for payroll taxes	(2.9)	(4.9)	(18.1)
Net cash used for financing activities	(2.9)	(4.9)	(890.0)
Decrease in cash and cash equivalents	(10.4)	(6.9)	(229.7)
Cash and cash equivalents:
Beginning of period	247.2	236.8	229.9
End of period	$236.8	$229.9	$0.2

The accompanying notes are an integral part of the condensed financial information of Cinemark Holdings, Inc.

SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF CINEMARK HOLDINGS, INC.,

CONTINUED

CINEMARK HOLDINGS, INC.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

(in millions, except share and per share data)

1.
BASIS OF PRESENTATION

Cinemark Holdings, Inc. conducts substantially all of its operations through its subsidiaries. These statements should be read in conjunction with Cinemark Holdings Inc. and subsidiaries' consolidated financial statements and notes included elsewhere in this annual report on Form 10-K. There are significant restrictions over Cinemark Holdings, Inc.’s ability to obtain funds from its subsidiaries through dividends, loans or advances as contained in CUSA’s senior secured credit facility and the indentures to each of the 5.25% Senior Notes and the 7.00% Senior Notes (collectively referred to herein as the “Notes”). These condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of Cinemark Holdings, Inc.’s subsidiaries under each of the debt agreements previously noted exceeds 25 percent of the consolidated net assets of Cinemark Holdings, Inc. As of December 31, 2025, the restricted net assets totaled approximately $305.4 million under the Notes. See Note 12 to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

2.
DIVIDEND PAYMENTS

During the first quarter of 2025, Holdings’ Board of Directors approved a reinstatement of the Company’s dividend at $0.32 per common share per annum, or $0.08 per quarter. On November 4, 2025, Holdings’ Board of Directors approved an increase to the annual cash dividend from $0.32 to $0.36 per share of common stock per annum, or $0.09 per quarter, effective for the fourth quarter of 2025 quarterly dividend payment. Below is a summary of dividends paid to shareholders and accrued on unvested performance and restricted stock unit awards during the year ended December 31, 2025.

			Amount per Share of	Total
Declaration Date	Record Date	Payable Date	Common Stock	Dividends (1)
2/18/2025	3/5/2025	3/19/2025	$0.08	$10.1
5/15/2025	5/29/2025	6/12/2025	$0.08	$9.4
8/13/2025	8/27/2025	9/10/2025	$0.08	$9.5
11/5/2025	11/28/2025	12/12/2025	$0.09	$10.9
Total for year ended December 31, 2025			$0.33	$39.9
(1)
Of the total dividends recorded during the twelve months ended December 31, 2025, $1.0 were related to outstanding performance and restricted stock units and will not be paid until such units vest. See Note 6 to the consolidated financial statements included elsewhere in this annual report on Form 10-K.
3.
DIVIDENDS RECEIVED

During the year ended December 31, 2025, Cinemark Holdings, Inc. received cash dividends of $653.2 from its subsidiary, Cinemark USA, Inc. Cinemark Holdings, Inc. did not receive any cash dividends from Cinemark USA, Inc. during the years ended December 31, 2023 and 2024.

4.
LONG-TERM DEBT

On August 21, 2020, Holdings issued $460.0 million aggregate principal amount of 4.50% Convertible Senior Notes, which matured on August 15, 2025. Additionally, certain of Holdings’ subsidiaries have direct outstanding debt obligations. For a discussion of the settlement of the 4.50% Convertible Senior Notes and related hedges and warrants, see Note 12 to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF CINEMARK HOLDINGS, INC.,

CONTINUED

5.
CAPITAL STOCK

Holdings’ capital stock along with its long-term incentive plan and related activity are discussed in Note 16 of the consolidated financial statements included elsewhere in this annual report on Form 10-K.

6.
COMMITMENTS AND CONTINGENCIES

Holdings has no direct commitments and contingencies, but its subsidiaries do. See Note 19 of the consolidated financial statements included elsewhere in this annual report on Form 10-K.

*****

UNAUDITED SUPPLEMENTAL SCHEDULES SPECIFIED BY THE SENIOR NOTES INDENTURES

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2025

(in millions)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$269.9	$74.2	$—	$344.1
Other current assets	435.5	9.0	(103.3)	341.2
Total current assets	705.4	83.2	(103.3)	685.3
Theater properties and equipment, net	1,175.8	—	—	1,175.8
Operating lease right-of-use assets, net	949.9	—	—	949.9
Other long-term assets	1,749.5	271.4	(359.9)	1,661.0
Total assets	$4,580.6	$354.6	$(463.2)	$4,472.0
Liabilities and equity
Current liabilities
Current portion of long-term debt	$6.4	$—	$—	$6.4
Current portion of operating lease obligations	215.0	—	—	215.0
Current portion of finance lease obligations	16.5	—	—	16.5
Current income tax payable	3.0	—	—	3.0
Accounts payable and accrued expenses	614.3	91.5	(103.3)	602.5
Total current liabilities	855.2	91.5	(103.3)	843.4
Long-term liabilities
Long-term debt, less current portion	2,116.1	—	(246.9)	1,869.2
Operating lease obligations, less current portion	791.0	—	—	791.0
Finance lease obligations, less current portion	93.7	—	—	93.7
Other long-term liabilities and deferrals	419.2	—	—	419.2
Total long-term liabilities	3,420.0	—	(246.9)	3,173.1
Commitments and contingencies
Equity	305.4	263.1	(113.0)	455.5
Total liabilities and equity	$4,580.6	$354.6	$(463.2)	$4,472.0

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2025

(in millions)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Revenue	$3,115.0	$—	$—	$3,115.0
Cost of operations
Theater operating costs	2,335.2	—	—	2,335.2
General and administrative expenses	232.5	—	—	232.5
Depreciation and amortization	201.9	—	—	201.9
Impairment of long-lived assets	6.5	—	—	6.5
Loss on disposal of assets and other	2.1	—	—	2.1
Total cost of operations	2,778.2	—	—	2,778.2
Operating income	336.8	—	—	336.8
Interest expense	(129.6)	—	2.3	(127.3)
Loss on debt amendments and extinguishments	(1.5)	—	—	(1.5)
Interest expense - NCM	(21.3)	—	—	(21.3)
Equity in income of affiliates	1.1	5.5	—	6.6
Other income (loss)	67.9	(3.2)	(48.8)	15.9
Total other (expense) income	(83.4)	2.3	(46.5)	(127.6)
Income before income taxes	253.4	2.3	(46.5)	209.2
Income tax expense	59.2	1.5	—	60.7
Net income	194.2	0.8	(46.5)	148.5
Less: Net income attributable to noncontrolling interests	3.3	—	—	3.3
Net income attributable to Cinemark USA, Inc.	$190.9	$0.8	$(46.5)	$145.2

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

YEAR ENDED DECEMBER 31, 2025

(in millions)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Net income	$194.2	$0.8	$(46.5)	$148.5
Other comprehensive income, net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes of $1.0 and net of settlements	(6.8)	—	—	(6.8)
Foreign currency translation adjustments	31.9	—	—	31.9
Total other comprehensive income, net of tax	25.1	—	—	25.1
Total comprehensive income, net of tax	219.3	0.8	(46.5)	173.6
Comprehensive income attributable to noncontrolling interests	(3.3)	—	—	(3.3)
Comprehensive income attributable to Cinemark USA, Inc.	$216.0	$0.8	$(46.5)	$170.3

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2025

(in millions)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Operating activities
Net income	$194.2	$0.8	$(46.5)	$148.5
Adjustments to reconcile net income to cash provided by operating activities	217.2	11.4	46.5	275.1
Changes in assets and liabilities	23.7	(39.2)	—	(15.5)
Net cash provided by (used for) operating activities	435.1	(27.0)	—	408.1
Investing activities
Additions to theater properties and equipment	(218.9)	—	—	(218.9)
Proceeds from sale of assets and other	9.7	—	—	9.7
Dividends received from subsidiary	46.5	—	(46.5)	—
Investments and loans to affiliates	(13.8)	13.8	—	—
Net cash (used for) provided by investing activities	(176.5)	13.8	(46.5)	(209.2)
Financing activities
Distributions paid to parent	(653.2)	$(46.5)	46.5	(653.2)
Payment of debt issuance costs	(1.2)	—	—	(1.2)
Payment of fees for debt amendments and extinguishments	(0.2)	—	—	(0.2)
Other repayments of long-term debt	(6.4)	—	—	(6.4)
Restricted stock withholdings for payroll taxes	(18.1)	—	—	(18.1)
Payments on finance leases	(15.4)	—	—	(15.4)
Other financing activities	(0.9)	—	—	(0.9)
Net cash used for financing activities	(695.4)	(46.5)	46.5	(695.4)
Effect of exchange rate changes on cash and cash equivalents	13.2	—	—	13.2
Decrease in cash and cash equivalents	(423.6)	(59.7)	—	(483.3)
Cash and cash equivalents:
Beginning of year	693.5	133.9	—	827.4
End of year	269.9	$74.2	$—	344.1

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.