Form 10-Q
period 2026-03-31
Cinemark Holdings, Inc.; CINEMARK USA INC /TX
filed 2026-05-01
CIK 1385280, 885975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Cinemark Holdings, Inc. Yes ☐ No ☒

Cinemark USA, Inc. Yes ☐ No ☒

As of April 24, 2026, 116,787,759 shares of common stock, $0.001 par value per share, of Cinemark Holdings, Inc. were issued and outstanding.

As of April 24, 2026, 1,500 shares of Class A common stock, $0.01 par value per share, and 182,648 shares of Class B common stock, no par value per share, of Cinemark USA, Inc. were outstanding and held by Cinemark Holdings, Inc.

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

You can identify forward-looking statements by the use of words such as “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. These statements are neither historical facts nor guarantees of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions and are, therefore, subject to risks, inherent uncertainties and other factors, some of which are beyond our control and difficult to predict. Such risks and uncertainties could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. For a description of our risk factors, please review the “Risk Factors” section or other sections of, or incorporated by reference to, the Company’s Annual Report on Form 10-K filed February 18, 2026. All forward-looking statements attributable to either Holdings or CUSA or persons acting on our behalf, are expressly qualified in their entirety by such risk factors. Forward-looking statements contained in this Form 10-Q reflect the views of Holdings and CUSA only as of the date of this Form 10-Q. Neither Holdings nor CUSA undertake any obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data, unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$261.7	$344.3
Inventories	32.5	29.1
Accounts receivable	80.5	110.0
Current income tax receivable	65.5	67.9
Prepaid expenses and other	46.5	47.4
Total current assets	486.7	598.7
Theater properties and equipment, net	1,173.3	1,175.8
Operating lease right-of-use assets, net	955.3	949.9
Other long-term assets
Goodwill	1,247.6	1,245.8
Intangible assets, net	300.4	300.4
Investments in NCMI and other affiliates	36.0	40.9
Long-term deferred tax asset	113.9	95.8
Deferred charges and other assets	32.6	26.6
Total other long-term assets	1,730.5	1,709.5
Total assets	$4,345.8	$4,433.9
Liabilities and equity
Current liabilities
Current portion of long-term debt	$6.4	$6.4
Current portion of operating lease obligations	216.6	215.0
Current portion of finance lease obligations	16.7	16.5
Current income tax payable	10.4	6.2
Accounts payable and accrued expenses	538.0	604.2
Total current liabilities	788.1	848.3
Long-term liabilities
Long-term debt, less current portion	1,868.9	1,869.2
Operating lease obligations, less current portion	792.0	791.0
Finance lease obligations, less current portion	89.5	93.7
Long-term deferred tax liability	9.0	6.6
Long-term liability for uncertain tax positions	56.5	55.7
NCM screen advertising advances	304.3	307.2
Other long-term liabilities	47.8	48.4
Total long-term liabilities	3,168.0	3,171.8
Equity
Cinemark Holdings, Inc.'s stockholders' equity:
Common stock, $0.001 par value: 300,000,000 shares authorized, 151,961,371 shares issued and 116,802,477 shares outstanding at March 31, 2026 and 149,900,865 shares issued and 115,530,385 shares outstanding at December 31, 2025	0.1	0.1
Additional paid-in-capital	1,406.5	1,397.3
Treasury stock, 35,158,894 and 34,370,480 shares, at cost, at March 31, 2026 and December 31, 2025, respectively	(560.2)	(539.8)
Accumulated deficit	(81.6)	(64.4)
Accumulated other comprehensive loss	(383.7)	(388.0)
Total Cinemark Holdings, Inc.'s stockholders' equity	381.1	405.2
Noncontrolling interests	8.6	8.6
Total equity	389.7	413.8
Total liabilities and equity	$4,345.8	$4,433.9

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(in millions, except per share data, unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue
Admissions	$311.4	$264.1
Concession	255.2	210.4
Other	76.5	66.2
Total revenue	$643.1	$540.7
Cost of operations
Film rentals and advertising	169.7	141.4
Concession supplies	48.5	44.3
Salaries and wages	94.4	90.3
Facility lease expense	80.9	78.3
Utilities and other	114.7	105.7
General and administrative expenses	56.1	54.5
Depreciation and amortization	51.6	49.5
Loss (gain) on disposal of assets and other	3.7	(4.1)
Total cost of operations	619.6	559.9
Operating income (loss)	23.5	(19.2)
Other income (expense)
Interest expense	(34.7)	(38.5)
Other income, net	1.4	4.4
Total other expense	(33.3)	(34.1)
Loss before income taxes	(9.8)	(53.3)
Income tax benefit	(4.0)	(14.7)
Net loss	$(5.8)	$(38.6)
Less: Net income attributable to noncontrolling interests	0.6	0.3
Net loss attributable to Cinemark Holdings, Inc.	$(6.4)	$(38.9)

Weighted average shares outstanding
Basic	114.7	119.4
Diluted	114.7	119.4
Loss per share attributable to Cinemark Holdings, Inc.'s common stockholders
Basic	$(0.06)	$(0.32)
Diluted	$(0.06)	$(0.32)

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions, unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(5.8)	$(38.6)
Other comprehensive income, net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	1.7	(3.2)
Foreign currency translation adjustments	1.7	16.0
Total other comprehensive income, net of tax	$3.4	$12.8
Total comprehensive loss, net of tax	(2.4)	(25.8)
Comprehensive income attributable to noncontrolling interests	(0.6)	(0.3)
Comprehensive loss attributable to Cinemark Holdings, Inc.	$(3.0)	$(26.1)

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, unaudited)

								Total
							Accumulated	Cinemark
	Common Stock		Treasury Stock		Additional		Other	Holdings, Inc.'s
	Shares		Shares		Paid-in-	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Total
	Issued	Amount	Acquired	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2026	149.9	$0.1	(34.4)	$(539.8)	$1,397.3	$(64.4)	$(388.0)	$405.2	$8.6	$413.8
Stock withholdings related to share-based awards that vested during the three months ended March 31, 2026	—	—	(0.8)	(20.4)	—	—	—	(20.4)	—	(20.4)
Restricted stock forfeitures related to share-based awards that were forfeited during the three months ended March 31, 2026	—	—	—	—	—	—	—	—	—	—
Issuance of stock upon vesting of performance stock units and restricted stock units	1.5	—	—	—	—	—	—	—	—	—
Issuance of share-based awards and share-based awards compensation expense	0.6	—	—	—	9.2	—	—	9.2	—	9.2
Dividends paid to stockholders, $0.09 per common share (see Note 6)	—	—	—	—	—	(10.8)	—	(10.8)	—	(10.8)
Net (loss) income	—	—	—	—	—	(6.4)	—	(6.4)	0.6	(5.8)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(0.6)	(0.6)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	0.9	0.9	—	0.9
Other comprehensive income	—	—	—	—	—	—	3.4	3.4	—	3.4
Balance at March 31, 2026	152.0	$0.1	(35.2)	$(560.2)	$1,406.5	$(81.6)	$(383.7)	$381.1	$8.6	$389.7

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY, CONTINUED

(in millions, unaudited)

								Total
							Accumulated	Cinemark
	Common Stock		Treasury Stock		Additional		Other	Holdings, Inc's
	Shares		Shares		Paid-in-	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Total
	Issued	Amount	Acquired	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2025	128.7	$0.1	(6.4)	$(103.2)	$1,276.9	$(162.7)	$(416.7)	$594.4	$9.0	$603.4
Repurchases of common stock under share repurchase program	—	—	(7.9)	(201.6)	—	—	—	(201.6)	—	(201.6)
Stock withholdings related to share-based awards that vested during the three months ended March 31, 2025	—	—	(0.6)	(17.1)	—	—	—	(17.1)	—	(17.1)
Restricted stock forfeitures related to share-based awards that were forfeited during the three months ended March 31, 2025	—	—	—	—	—	—	—	—	—	—
Issuance of stock upon vesting of performance stock units	0.8	—	—	—	—	—	—	—	—	—
Issuance of share-based awards and share-based awards compensation expense	0.5	—	—	—	8.8	—	—	8.8	—	8.8
Dividends paid to stockholders, $0.08 per common share (see Note 6)	—	—	—	—	—	(10.1)	—	(10.1)	—	(10.1)
Net (loss) income	—	—	—	—	—	(38.9)	—	(38.9)	0.3	(38.6)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(0.9)	(0.9)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	0.9	0.9	—	0.9
Other comprehensive income	—	—	—	—	—	—	12.8	12.8	—	12.8
Balance at March 31, 2025	130.0	$0.1	(14.9)	$(321.9)	$1,285.7	$(211.7)	$(403.0)	$349.2	$8.4	$357.6

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(5.8)	$(38.6)
Adjustments to reconcile net loss to cash and cash equivalents
Depreciation	51.6	49.4
Amortization of intangible and other assets	—	0.1
Amortization of original issue discount and debt issuance costs	1.3	2.1
Interest accrued on NCM screen advertising advances	5.2	5.4
Amortization of NCM screen advertising advances	(8.1)	(8.2)
Amortization of accumulated losses for amended swap agreements	0.9	0.9
Share-based awards compensation expense	8.7	8.2
Loss (gain) on disposal of assets and other	3.7	(4.1)
Net loss on investment in NCMI	3.7	3.5
Non-cash rent expense	(2.9)	(2.8)
Equity in income of affiliates	(2.7)	(0.9)
Deferred income tax benefit	(15.9)	(29.4)
Distributions from equity investees	3.9	4.8
Changes in assets and liabilities and other	(64.0)	(109.5)
Net cash used for operating activities	(20.4)	(119.1)

Investing activities
Additions to theater properties and equipment	(37.7)	(22.1)
Proceeds from sale of theater properties and equipment and other	0.2	6.8
Net cash used for investing activities	(37.5)	(15.3)

Financing activities
Dividends paid to stockholders	(10.5)	(9.9)
Repurchases of common stock under share repurchase program	—	(200.0)
Repayments of long-term debt	(1.6)	(1.6)
Restricted stock withholdings for payroll taxes	(20.4)	(17.1)
Payments on finance leases	(4.0)	(3.8)
Other financing activities	(0.3)	2.3
Net cash used for financing activities	(36.8)	(230.1)

Effect of exchange rate changes on cash and cash equivalents	12.1	6.6

Decrease in cash and cash equivalents	(82.6)	(357.9)

Cash and cash equivalents:
Beginning of period	344.3	1,057.3
End of period	$261.7	$699.4

The accompanying notes, as they relate to Cinemark Holdings, Inc., are an integral part of the condensed consolidated financial statements.
* * * * * * * *

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data, unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$261.4	$344.1
Inventories	32.5	29.1
Accounts receivable	80.5	110.0
Current income tax receivable	59.6	62.0
Prepaid expenses and other	46.3	47.3
Accounts receivable from parent	114.4	92.8
Total current assets	594.7	685.3
Theater properties and equipment, net	1,173.3	1,175.8
Operating lease right-of-use assets, net	955.3	949.9
Other long-term assets
Goodwill	1,247.6	1,245.8
Intangible assets, net	300.4	300.4
Investments in NCMI and other affiliates	36.0	40.9
Long-term deferred tax asset	65.0	47.3
Deferred charges and other assets, net	32.6	26.6
Total other long-term assets	1,681.6	1,661.0
Total assets	$4,404.9	$4,472.0
Liabilities and equity
Current liabilities
Current portion of long-term debt	$6.4	$6.4
Current portion of operating lease obligations	216.6	215.0
Current portion of finance lease obligations	16.7	16.5
Current income tax payable	7.3	3.0
Accounts payable and accrued expenses	535.8	602.5
Total current liabilities	782.8	843.4
Long-term liabilities
Long-term debt, less current portion	1,868.9	1,869.2
Operating lease obligations, less current portion	792.0	791.0
Finance lease obligations, less current portion	89.5	93.7
Long-term deferred tax liability	10.9	8.5
Long-term liability for uncertain tax positions	56.5	55.7
NCM screen advertising advances	304.3	307.2
Other long-term liabilities	47.5	47.8
Total long-term liabilities	3,169.6	3,173.1
Equity
Cinemark USA, Inc.'s stockholder's equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49.5	49.5
Treasury stock, 57,245 Class B shares at cost	(24.2)	(24.2)
Additional paid-in-capital	1,579.0	1,570.1
Accumulated deficit	(773.9)	(757.7)
Accumulated other comprehensive loss	(386.5)	(390.8)
Total Cinemark USA, Inc.'s stockholder's equity	443.9	446.9
Noncontrolling interests	8.6	8.6
Total equity	452.5	455.5
Total liabilities and equity	$4,404.9	$4,472.0

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(in millions, unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue
Admissions	$311.4	$264.1
Concession	255.2	210.4
Other	76.5	66.2
Total revenue	$643.1	$540.7
Cost of operations
Film rentals and advertising	169.7	141.4
Concession supplies	48.5	44.3
Salaries and wages	94.4	90.3
Facility lease expense	80.9	78.3
Utilities and other	114.7	105.7
General and administrative expenses	55.0	53.5
Depreciation and amortization	51.6	49.5
Loss (gain) on disposal of assets and other	3.7	(4.1)
Total cost of operations	618.5	558.9
Operating income (loss)	24.6	(18.2)
Other income (expense)
Interest expense	(34.7)	(32.4)
Other income, net	1.4	2.1
Total other expense	(33.3)	(30.3)
Loss before income taxes	(8.7)	(48.5)
Income tax benefit	(3.6)	(14.2)
Net loss	$(5.1)	$(34.3)
Less: Net income attributable to noncontrolling interests	0.6	0.3
Net loss attributable to Cinemark USA, Inc.	$(5.7)	$(34.6)

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions, unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(5.1)	$(34.3)
Other comprehensive income, net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	1.7	(3.2)
Foreign currency translation adjustments	1.7	16.0
Total other comprehensive income, net of tax	$3.4	$12.8
Total comprehensive loss, net of tax	(1.7)	(21.5)
Comprehensive income attributable to noncontrolling interests	(0.6)	(0.3)
Comprehensive loss attributable to Cinemark USA, Inc.	$(2.3)	$(21.8)

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, unaudited)

									Total
	Class A		Class B					Accumulated	Cinemark
	Common Stock		Common Stock			Additional		Other	USA, Inc's
	Shares		Shares		Treasury	Paid-in-	Accumulated	Comprehensive	Stockholder's	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2026	—	$—	0.2	$49.5	$(24.2)	$1,570.1	$(757.7)	$(390.8)	$446.9	$8.6	$455.5
Share-based awards compensation expense	—	—	—	—	—	8.9	—	—	8.9	—	8.9
Distributions to parent (see Note 16)	—	—	—	—	—	—	(10.5)	—	(10.5)	—	(10.5)
Net (loss) income	—	—	—	—	—	—	(5.7)	—	(5.7)	0.6	(5.1)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(0.6)	(0.6)
Amortization of accumulated gains for amended swap agreements	—	—	—	—	—	—	—	0.9	0.9	—	0.9
Other comprehensiveloss	—	—	—	—	—	—	—	3.4	3.4	—	3.4
Balance at March 31, 2026	—	$—	0.2	$49.5	$(24.2)	$1,579.0	$(773.9)	$(386.5)	$443.9	$8.6	$452.5

									Total
	Class A		Class B					Accumulated	Cinemark
	Common Stock		Common Stock			Additional		Other	USA, Inc's
	Shares		Shares		Treasury	Paid-in-	Accumulated	Comprehensive	Stockholder's	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at January 1, 2025	—	$—	0.2	$49.5	$(24.2)	$1,534.6	$(249.7)	$(419.5)	$890.7	$9.0	$899.7
Share-based awards compensation expense	—	—	—	—	—	8.5	—	—	8.5	—	8.5
Net (loss) income	—	—	—	—	—	—	(34.6)	—	(34.6)	0.3	(34.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(0.9)	(0.9)
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	—	—	0.9	0.9	—	0.9
Other comprehensive income	—	—	—	—	—	—	—	12.8	12.8	—	12.8
Balance at March 31, 2025	—	$—	0.2	$49.5	$(24.2)	$1,543.1	$(284.3)	$(405.8)	$878.3	$8.4	$886.7

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(5.1)	$(34.3)
Adjustments to reconcile net loss to cash and cash equivalents
Depreciation	51.6	49.4
Amortization of intangible and other assets	—	0.1
Amortization of original issue discount and debt issuance costs	1.3	1.3
Interest accrued on NCM screen advertising advances	5.2	5.4
Amortization of NCM screen advertising advances	(8.1)	(8.2)
Amortization of accumulated losses for amended swap agreements	0.9	0.9
Share-based awards compensation expense	8.4	7.9
Loss (gain) on disposal of assets and other	3.7	(4.1)
Net loss on investment in NCMI	3.7	3.5
Non-cash rent expense	(2.9)	(2.8)
Equity in income of affiliates	(2.7)	(0.9)
Deferred income tax benefit	(15.5)	(29.3)
Distributions from equity investees	3.9	4.8
Changes in assets and liabilities and other	(64.6)	(104.8)
Net cash used for operating activities	(20.2)	(111.1)

Investing activities
Additions to theater properties and equipment	(37.7)	(22.1)
Proceeds from sale of theater properties and equipment and other	0.2	6.8
Net cash used for investing activities	(37.5)	(15.3)

Financing activities
Distributions paid to parent	(10.5)	—
Repayments of long-term debt	(1.6)	(1.6)
Restricted stock withholdings for payroll taxes	(20.4)	(17.1)
Payments on finance leases	(4.0)	(3.8)
Other financing activities	(0.6)	2.1
Net cash used for financing activities	(37.1)	(20.4)

Effect of exchange rate changes on cash and cash equivalents	12.1	6.6

Decrease in cash and cash equivalents	(82.7)	(140.2)

Cash and cash equivalents:
Beginning of period	344.1	827.4
End of period	$261.4	$687.2

The accompanying notes, as they relate to Cinemark USA, Inc., are an integral part of the condensed consolidated financial statements.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

1.
The Company and Basis of Presentation

Cinemark Holdings, Inc. (“Holdings”) is a holding company and its wholly-owned subsidiary is Cinemark USA, Inc. Holdings consolidates Cinemark USA, Inc. and its subsidiaries, or “CUSA”, for financial statement purposes, and CUSA’s operating revenue and operating expenses comprise nearly 100% of Holdings’ revenue and operating expenses. As such, the following Notes to Condensed Consolidated Financial Statements relate to Holdings and CUSA and their respective consolidated subsidiaries in all material respects, unless otherwise noted. Where it is important to distinguish between Holdings and CUSA, specific reference is made to either Holdings or CUSA. Otherwise, all references to “we,” “our,” “us,” and “the Company” relate to Cinemark Holdings, Inc. and its consolidated subsidiaries. We operate in the theatrical exhibition industry, with theaters in the United States (“U.S.”) and in 13 countries in Latin America as of March 31, 2026.

The accompanying condensed consolidated balance sheets of Holdings and CUSA as of December 31, 2025, each of which were derived from audited financial statements, and the unaudited condensed consolidated financial statements of Holdings and CUSA, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates.

These condensed consolidated financial statements of Holdings and CUSA should be read in conjunction with the audited annual consolidated financial statements of Holdings and CUSA and the notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 18, 2026. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results to be achieved for the full year.

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

ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). The purpose of ASU 2025-11 is to improve the guidance of Topic 270, Interim Reporting, by providing clarity on the current interim reporting requirements. This amendment also provides additional guidance on what disclosures should be provided in interim reporting periods. The amendments in ASU 2025-11 also add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the reporting entity. The amendments in ASU 2025-11 are effective for all public companies for interim reporting periods within annual reporting periods beginning after December 31, 2027. Early adoption is permitted. The amendments in ASU 2025-11 can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Company is in the process of evaluating the impact of adopting the accounting provisions of ASU 2025-11 on its interim consolidated financial statements.

3.
Lease Accounting

The following table represents the Company’s aggregate lease costs, by lease classification, for the periods presented.

		Three Months Ended
		March 31,
Lease Cost	Classification	2026	2025
Operating lease costs
Equipment (1)	Utilities and other, General and administrative	$1.0	$0.9
Real Estate (1)	Facility lease expense, General and administrative	82.6	79.8
Total operating lease costs		$83.6	$80.7

Finance lease costs
Amortization of leased assets	Depreciation and amortization	$3.6	$3.6
Interest on lease liabilities	Interest expense	1.5	1.7
Total finance lease costs		$5.1	$5.3
(1)
Includes short-term lease payments, variable lease payments and office and equipment lease payments as set forth in the following table for the periods presented:

		Three Months Ended
		March 31,
Lease Cost	Classification	2026	2025
Operating lease costs
Equipment - Short-term and variable lease payments	Utilities and other	$1.0	$0.8
Real Estate - Variable lease payments (1)	Facility lease expense	$12.8	$12.7
Office and equipment leases	General and administrative	$0.4	$0.4

(1) Represents lease payments that are based on a change in index, such as CPI or inflation, variable payments based on revenue or attendance and variable common area maintenance costs.

The following table represents the minimum cash lease payments as included in the measurement of lease liabilities and the non-cash addition of lease right-of-use assets for the periods presented.

	Three Months Ended
	March 31,
Other Information	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Cash outflows for operating leases	$69.8	$67.2
Cash outflows for finance leases - operating activities	$1.5	$1.7
Cash outflows for finance leases - financing activities	$4.0	$3.8
Non-cash amount of right-of-use assets obtained in exchange for:
Operating lease liability additions, net	$55.7	$57.7

As of March 31, 2026, the Company had signed lease agreements with total non-cancelable lease payments of approximately $47.1 related to theater and facility leases that had not yet commenced. The timing of lease commencement is dependent on the completion of construction of the related facility. Additionally, these amounts are based on estimated square footage and costs to construct each facility and may be subject to adjustment upon final completion of each construction project. In accordance with ASC Topic 842, Leases, fixed minimum lease payments related to these facilities are not included in the right-of-use assets and lease liabilities as of March 31, 2026.

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

Accounts receivable as of March 31, 2026 and December 31, 2025 included approximately $26.1 and $31.2, respectively, of receivables related to contracts with customers. The Company did not record any assets related to the costs to obtain or fulfill a contract with customers during the three months ended March 31, 2026.

Disaggregation of Revenue

The following tables present revenue for the periods indicated, disaggregated based on major type of good or service and by reportable segment.

	Three Months Ended
	March 31, 2026
	U.S.	International
	Reportable	Reportable
	Segment (1)	Segment	Consolidated
Admissions revenue	$253.8	$57.6	$311.4
Concession revenue	206.8	48.4	255.2
Screen advertising, screen rental and promotional revenue (2)	22.3	11.3	33.6
Other revenue	31.8	11.1	42.9
Total revenue	$514.7	$128.4	$643.1

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

	Three Months Ended
	March 31, 2025
	U.S.	International
	Reportable	Reportable
	Segment (1)	Segment	Consolidated
Admissions revenue	$207.6	$56.5	$264.1
Concession revenue	164.4	46.0	210.4
Screen advertising, screen rental and promotional revenue (2)	20.9	11.5	32.4
Other revenue	24.2	9.6	33.8
Total revenue	$417.1	$123.6	$540.7
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

	Three Months Ended
	March 31, 2026
	U.S.	International
	Reportable	Reportable
	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$488.0	$111.7	$599.7
Goods and services transferred over time (2)	26.7	16.7	43.4
Total	$514.7	$128.4	$643.1

	Three Months Ended
	March 31, 2025
	U.S.	International
	Reportable	Reportable
	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$394.5	$108.1	$502.6
Goods and services transferred over time (2)	22.6	15.5	38.1
Total	$417.1	$123.6	$540.7
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
Amount includes amortization of NCM screen advertising advances. See NCM Screen Advertising Advances and Other Deferred Revenue below.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

NCM Screen Advertising Advances and Other Deferred Revenue

The following table presents changes in the Company’s deferred revenue for the three months ended March 31, 2026.

	NCM screen advertising advances	Other deferred revenue (1)
Balance at January 1, 2026	$307.2	$265.5
Amounts recognized as accounts receivable	—	2.8
Cash received from customers in advance	—	89.0
Interest accrued related to significant financing component	5.2	—
Revenue recognized during period	(8.1)	(85.4)
Foreign currency translation adjustments	—	0.7
Balance at March 31, 2026	$304.3	$272.6
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

The table below summarizes the aggregate amount of the performance obligations that are unsatisfied as of March 31, 2026 and when the Company expects to recognize this deferred revenue.

	Twelve Months Ended March 31,
	2027	2028	2029	2030	2031	Thereafter	Total
NCM screen advertising advances (1)	$12.2	$13.0	$14.0	$14.9	$16.0	$234.2	$304.3
Other deferred revenue	240.8	31.8	—	—	—	—	272.6
Total	$253.0	$44.8	$14.0	$14.9	$16.0	$234.2	$576.9
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

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

5.
Loss Per Share

The following table presents computations of basic and diluted loss per share for Holdings:

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net loss attributable to Cinemark Holdings, Inc.	$(6.4)	$(38.9)
Loss allocated to participating share-based awards (1)	—	0.4
Basic net loss attributable to common stockholders	$(6.4)	$(38.5)
Add: Interest expense on convertible notes, net of tax	—	—
Diluted net loss attributable to common stockholders	$(6.4)	$(38.5)

Denominator:
Basic weighted average shares outstanding	114.7	119.4
Common equivalent shares for performance stock units (2)	—	—
Common equivalent shares for restricted stock units (2)	—	—
Common equivalent shares for convertible notes (3)	—	—
Common equivalent shares for warrants (4)	—	—
Diluted weighted average shares outstanding	114.7	119.4

Basic loss per share attributable to common stockholders	$(0.06)	$(0.32)
Diluted loss per share attributable to common stockholders	$(0.06)	$(0.32)
(1)
For the three months ended March 31, 2026 and 2025, a weighted average of approximately 0.89 shares and 1.30 shares of restricted stock, respectively, were considered participating securities.
(2)
For the three months ended March 31, 2026, approximately 1.81 and 0.00 common equivalent shares for performance and restricted stock units, respectively, were excluded because they were anti-dilutive. For the three months ended March 31, 2025, approximately 2.00 and 0.10 common equivalent shares for performance and restricted stock units, respectively, were excluded because they were anti-dilutive.
(3)
For the three months ended March 31, 2025, diluted loss per share excludes the conversion of the 4.50% Convertible Senior Notes, as they would be anti-dilutive. The 4.50% Convertible Notes matured on August 15, 2025.
(4)
For the three months ended March 31, 2025, diluted loss per share excludes the warrants, as they would be anti-dilutive. The warrants were settled in the third and fourth quarters of 2025.

Holdings considers its unvested restricted stock awards, which contain non-forfeitable rights to dividends, participating securities and includes such participating securities in its computation of loss per share pursuant to the two-class method. Basic loss per share for the two classes of stock (common stock and unvested restricted stock) is calculated by dividing net loss by the weighted average number of shares of common stock and unvested restricted stock outstanding during the reporting period. Diluted loss per share is calculated using the weighted average number of shares of common stock plus the potentially dilutive effect of common equivalent shares outstanding determined under both the two-class method and the treasury stock method. For the three months ended March 31, 2026 and 2025, diluted loss per share using the treasury stock method was less dilutive than the two-class method; as such, only the two-class method has been included above.

6.
Dividends

Below is a summary of dividends paid to stockholders and accrued on unvested performance and restricted stock units during the three months ended March 31, 2026 and 2025:

Declaration Date	Record Date	Payable Date	Amount per Share of Common Stock	Total (1)
2/17/2026	3/3/2026	3/17/2026	$0.09	$10.8

2/18/2025	3/5/2025	3/19/2025	$0.08	$10.1
(1)
Of the total dividends recorded during the three months ended March 31, 2026 and 2025, $0.3 and $0.2, respectively, relate to outstanding performance and restricted stock units and are not paid until such units vest. See Note 9.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

7.
Long-Term Debt

Long-term debt consisted of the following for the periods presented:

	March 31,	December 31,
	2026	2025
Cinemark USA, Inc. term loan due May 2030	$630.7	$632.3
Cinemark USA, Inc. 5.25% senior notes due July 2028	765.0	765.0
Cinemark USA, Inc. 7.00% senior notes due August 2032	500.0	500.0
Total long-term debt carrying value	$1,895.7	$1,897.3
Less: Current portion, net of unamortized debt issuance costs	6.4	6.4
Less: Debt issuance costs and original issue discount, net of accumulated amortization	20.4	21.7
Long-term debt, less current portion, net of unamortized debt issuance costs and original issue discount	$1,868.9	$1,869.2

Senior Secured Credit Facility

As of March 31, 2026, there was $630.7 outstanding under the term loan and no borrowings were outstanding under the revolving credit facility. Under the Credit Agreement, quarterly principal payments of $1.6 are due on the term loan through March 31, 2030, with a final principal payment of the remaining unpaid principal due on May 24, 2030. The average interest rate on outstanding term loan borrowings under the Credit Agreement as of March 31, 2026 was approximately 5.6% per annum, after giving effect to the interest rate swap agreements discussed below.

Interest Rate Swap Agreements

The Company’s interest rate swap agreements are used to hedge a portion of the interest rate risk associated with the variable interest rates on the Company’s term loan and qualify for cash flow hedge accounting.

Below is a summary of the Company's interest rate swap agreements, designated as cash flow hedges, as of March 31, 2026:

Notional				Estimated
Amount	Pay Rate	Receive Rate	Expiration Date	Fair Value (1)
$137.5	3.23%	1-Month Term SOFR	December 31, 2027	$1.0
$137.5	3.17%	1-Month Term SOFR	December 31, 2027	1.1
$175.0	3.23%	1-Month Term SOFR	December 31, 2027	1.2
			Total	$3.3
(1)
Approximately $1.9 of the total is included in “Prepaid expenses and other” and $1.4 is included in “Deferred charges and other assets” on the condensed consolidated balance sheet as of March 31, 2026.

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

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt primarily based on observable market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC 820-10-35, Fair Value Measurement. The fair value of the Company's long-term debt was $1,909.6 and $1,920.0 as of March 31, 2026 and December 31, 2025, respectively.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

8.
Investments in National CineMedia Inc. and Other Affiliates

Investment in National CineMedia Inc.

NCM operates a digital in-theater network in the U.S. for providing cinema advertising. The Company has an investment in NCM’s parent National CineMedia, Inc. (“NCMI”). Below is a summary of the changes to the Company’s investment in NCMI and NCM screen advertising advances for the three months ended March 31, 2026:

	Investment in NCMI	NCM Screen Advertising Advances (1)

Balance at January 1, 2026	$17.0	$(307.2)
Interest accrued related to significant financing component	—	(5.2)
Unrealized loss on fair market value adjustment of investment in NCMI	(3.7)	—
Amortization of screen advertising advances	—	8.1
Balance at March 31, 2026	$13.3	$(304.3)
(1)
See “NCM Screen Advertising Advances and Other Deferred Revenue” in Note 4 for the remaining maturity of NCM screen advertising advances as of March 31, 2026.

The Company accounts for its investment in NCMI under the fair value method. The Company recognized unrealized losses of $3.7 and $3.5 on its investment in NCMI in the Company’s condensed consolidated statements of loss for the three months ended March 31, 2026 and 2025, respectively. The Company received cash distributions of $0.1 from NCMI during the three months ended March 31, 2026.

The Company is a party to an Exhibitor Services Agreement (“ESA”) with NCM, pursuant to which NCM primarily provides screen advertising to the Company’s theaters through its branded “Noovie” pre-show entertainment program and also handles lobby promotions and displays for the Company’s theaters. The Company receives a monthly theater access fee for participation in the NCM network and also earns screen advertising or screen rental revenue on a per patron basis. During the three months ended March 31, 2026 and 2025, the Company recognized screen rental revenue under the ESA of $5.7 and $4.8, respectively, which includes the per patron and per digital screen theater access fees, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $1.1 and $1.6, respectively. As of March 31, 2026 and December 31, 2025, the Company had a receivable from NCM of $4.1 and $4.2, respectively.

Exhibitor Services Agreement

As discussed in Note 8 to the Company’s Annual Report on Form 10-K filed February 18, 2026, the Company’s ESA with NCM includes an implied significant financing component associated with the NCM screen advertising advances included above. The amortization of the screen advertising advances is recorded in “Other revenue” in the Company’s condensed consolidated statements of loss. As a result of the significant financing component, the Company recognized incremental screen rental revenue and interest expense of $8.1 and $5.2, respectively, during the three months ended March 31, 2026 and incremental screen rental revenue and interest expense of $8.2 and $5.4, respectively, during the three months ended March 31, 2025.

Investments in and Transactions with Other Affiliates

Below is a summary of the activity for each of the Company’s investments in other affiliates for the three months ended March 31, 2026. See Note 8 to the consolidated financial statements in the Company’s Annual Report on Form 10-K filed February 18, 2026 for a further discussion of these investments.

	AC JV, LLC	DCDC	FE Concepts	Total
Balance at January 1, 2026	$3.8	$3.5	$16.6	$23.9
Equity income	2.4	0.1	0.2	2.7
Cash distributions received	(1.9)	—	(2.0)	(3.9)
Balance at March 31, 2026	$4.3	$3.6	$14.8	$22.7

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Below is a summary of transactions with each of the Company’s other affiliates for the three months ended March 31, 2026 and 2025:

		Three Months Ended
Investee	Transactions	March 31, 2026	March 31, 2025
AC JV, LLC	Event fees paid (1)	$4.2	$2.7
DCDC	Content delivery fees paid (1)	$0.2	$0.1
(1)
Included in film rentals and advertising costs on the condensed consolidated statements of loss.

9.
Treasury Stock and Share-Based Awards

Treasury Stock - Holdings

Treasury stock represents shares of common stock repurchased by Holdings and not yet retired. The Company has applied the cost method in recording its treasury shares. Below is a summary of Holdings’ treasury stock activity for the three months ended March 31, 2026:

	Number of
	Treasury
	Shares	Cost
Balance at January 1, 2026	34.37	$539.8
Restricted stock withholdings (1)	0.78	20.4
Restricted stock forfeitures (2)	0.01	—
Balance at March 31, 2026	35.16	$560.2
(1)
Holdings withheld shares as a result of the election by certain employees to satisfy their tax liabilities upon vesting of restricted stock, performance stock units and restricted stock units with shares. Holdings determined the number of shares to be withheld based upon market values of Holdings’ common stock on the vest dates, which ranged from $22.97 to $26.49 per share.
(2)
Holdings repurchased forfeited restricted shares at a cost of $0.001 per share in accordance with the 2024 Long-Term Incentive Plan.

As of March 31, 2026, Holdings had no plans to retire any shares of treasury stock.

Restricted Stock

Below is a summary of restricted stock activity for the three months ended March 31, 2026:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2026	1.48	$19.76
Granted	0.56	26.49
Vested	(0.82)	16.88
Forfeited	(0.01)	22.76
Outstanding and unvested at March 31, 2026	1.21	$24.85

During the three months ended March 31, 2026, Holdings granted 0.56 shares of its restricted stock to certain CUSA employees. The fair value of the restricted stock granted was determined based on the market value of Holdings' common stock on the grant dates, which was $26.49 per share. The Company assumed forfeiture rates ranging from 0.0% to 8.0% for the restricted stock awards granted during the three months ended March 31, 2026. The restricted stock granted to employees vests over periods ranging from one to three years based on continued service. The recipients of restricted stock are entitled to receive non-forfeitable dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Below is a summary of restricted stock award activity recorded for the periods indicated.

	Three Months Ended March 31,
	2026	2025
Compensation expense recognized during the period:
CUSA employees (1), (2)	$3.8	$4.2
Holdings directors	0.3	0.3
Total recognized by Holdings (1), (2)	$4.1	$4.5

Fair value of restricted stock that vested during the period:
CUSA employees	$21.7	$35.1
Holdings directors	—	—
Holdings total	$21.7	$35.1

Income tax benefit recognized upon vesting of restricted stock awards held by:
CUSA employees	$4.5	$6.7
Holdings directors	—	—
Holdings total income tax benefit	$4.5	$6.7
(1)
Compensation expense for the three months ended March 31, 2026 includes approximately $0.2 related to the modification of certain outstanding restricted stock awards that permits eligible employees to continue vesting in outstanding awards following retirement, subject to certain conditions and obligations approved by Holdings’ Compensation Committee. The Company determined the revised requisite service period of the modified awards to be the shorter of the period until retirement eligibility or the original vesting period.
(2)
Compensation expense for the three months ended March 31, 2026 and 2025 includes approximately $0.1 and $0.3, respectively, related to a portion of the short-term field incentive compensation plan for 2026 and 2025, respectively, to be settled in restricted stock.

As of March 31, 2026, the estimated remaining unrecognized compensation expense related to unvested restricted stock awards was as follows:

Estimated
Remaining
Expense
CUSA employees (1)	$24.9
Holdings directors	0.3
Total remaining - Holdings (1)	$25.2
(1)
The weighted average period over which this remaining compensation expense will be recognized by both Holdings and CUSA is approximately 1.9 years.

Restricted Stock Units

During the three months ended March 31, 2026, Holdings issued approximately 0.11 restricted stock units (“RSUs”) to certain CUSA employees. Each RSU that vests will result in the issuance of one share of Holdings’ common stock. The grant date fair value was $26.49 per share. The Company assumed forfeiture rates that ranged from 0.0% to 5.0% for the restricted stock units granted during 2026. The restricted stock units vest over periods ranging from one to three years based on continued service. Restricted stock unit participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards vest.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

Below is a summary of all restricted stock unit activity for the periods presented:

	Three Months Ended March 31,
	2026	2025
Number of restricted stock units that vested during the period	0.1	—
Fair value of restricted stock units that vested during the period	$2.2	$—
Accumulated dividends paid upon vesting of restricted stock units	$—	$—
Compensation expense recognized during the period	$0.5	$0.2
Income tax benefit related to restricted stock units	$0.3	$—

As of March 31, 2026, the estimated remaining unrecognized compensation expense related to outstanding restricted stock units was $3.9. The weighted average period over which this remaining compensation expense will be recognized is approximately 2.1 years. As of March 31, 2026, Holdings had RSUs outstanding that represented a total of approximately 0.15 hypothetical shares of common stock, net of estimated forfeitures.

Performance Stock Units

During the three months ended March 31, 2026, Holdings granted performance awards to certain CUSA employees in the form of performance stock units (“PSUs”). The maximum number of shares issuable under the performance awards granted during 2026 is approximately 0.8 shares of Holdings' common stock. The grant date fair value was $26.49 per share. The Company assumed a 2.5% forfeiture rate for the performance units granted in 2026. The performance metrics for these performance awards are based upon cumulative three-year Adjusted EBITDA and cash flows, with a performance measurement period of the three-year period ended December 31, 2028. The service period ends on the third anniversary of the grant date of the awards, or February 20, 2029. Performance stock unit participants are eligible to receive dividend equivalent payments if and at the time the performance stock unit awards vest. Below is a summary of the performance stock units at each specified performance achievement level for these performance awards:

Stock units that vest if performance metrics meet the threshold level (50% of target)	0.20 PSUs
Stock units that vest if performance metrics meet the target level	0.40 PSUs
Stock units that vest if performance metrics meet the maximum level (200% of target)	0.80 PSUs

Below is a summary of all performance stock unit activity for the periods presented:

	Three Months Ended March 31,
	2026	2025
Number of performance stock units that vested during the period	1.4	0.8
Fair value of performance stock units that vested during the period	$37.3	$20.6
Accumulated dividends paid upon vesting of performance stock units	$0.5	$0.1
Compensation expense recognized during the period (1)	$4.1	$3.5
Income tax benefit related to performance stock units	$6.8	$3.6
(1)
Compensation expense for the three months ended March 31, 2026 includes approximately $0.1 related to the modification of certain outstanding PSUs that permits eligible employees to continue vesting in outstanding awards following retirement, subject to certain conditions and obligations approved by Holdings’ Compensation Committee. The Company determined the revised requisite service period of the modified awards to be the shorter of the period until retirement eligibility or the original vesting period.

As of March 31, 2026, the estimated remaining unrecognized compensation expense related to outstanding performance stock units was $25.3. The weighted average period over which this remaining compensation expense will be recognized is approximately 1.6 years. As of March 31, 2026, Holdings had performance stock units outstanding that represented a total of approximately 2.06 hypothetical shares of common stock, net of estimated forfeitures, reflecting an estimated performance level at the maximum level for the performance units granted in 2024, an estimated performance level of 170% of target for the performance units granted in 2025, and an estimated performance level at the target level for the performance units granted in 2026.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

10.
Goodwill and Other Intangible Assets

A summary of the Company's goodwill is as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2026 (1)	$1,182.9	$62.9	$1,245.8
Foreign currency translation adjustments	—	1.8	1.8
Balance at March 31, 2026 (1)	$1,182.9	$64.7	$1,247.6
(1)
Balances are presented net of accumulated impairment losses of $214.0 for the U.S. reportable segment and $43.8 for the international reportable segment. See discussion of the qualitative impairment analysis performed by the Company as of March 31, 2026 at Note 11.

There were no changes in the Company’s intangible assets during the three months ended March 31, 2026.

11.
Impairment of Long-Lived Assets

The Company performed a qualitative impairment analysis on its long-lived assets, including theater properties and right-of-use assets, goodwill and tradename intangible assets as of March 31, 2026. As a result of the qualitative assessment, the Company noted no impairment indicators related to these assets as of March 31, 2026.

The qualitative impairment analysis, by asset class, is described below:

•
Theater Properties and Right-of-Use Assets – Considers relevant industry, economic and market conditions, industry trading multiples and recent developments that would impact the Company’s estimates of future cash flows, which are the primary estimate of fair market value at the theater level, compared with the most recent quantitative impairment assessment.
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

See Note 1 and Note 10 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed February 18, 2026, for further discussion of the Company’s impairment policy and a description of the qualitative and quantitative impairment assessments performed.

There were no impairment charges recorded for long-lived assets, goodwill and intangible assets for the three months ended March 31, 2026 and 2025.

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

Below is a summary of assets and liabilities measured at fair value on a recurring basis under FASB ASC Topic 820 as of March 31, 2026 and December 31, 2025.

		Carrying	Fair Value Hierarchy
Description	As of	Value	Level 1	Level 2	Level 3
Interest rate swap assets (1)	March 31, 2026	$3.3	$—	$3.3	$—
Investment in NCMI (2)	March 31, 2026	$13.3	$13.3	$—	$—

Interest rate swap assets (1)	December 31, 2025	$0.7	$—	$0.7	$—
Investment in NCMI (2)	December 31, 2025	$17.0	$17.0	$—	$—
(1)
See further discussion of interest rate swaps at Note 7.
(2)
See further discussion of investment in NCMI at Note 8.

See additional explanation of fair value measurement techniques used for long-lived assets, goodwill and intangible assets in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed February 18, 2026. There were no changes in valuation techniques during the three months ended March 31, 2026.

13.
Foreign Currency Translation

The accumulated other comprehensive loss account in Holdings’ stockholders’ equity of $383.7 and $388.0 and CUSA’s stockholder's equity of $386.5 and $390.8 as of March 31, 2026 and December 31, 2025, respectively, primarily includes cumulative net foreign currency losses of $391.5 and $393.2 as of March 31, 2026 and December 31, 2025, respectively, from translating the financial statements of the Company's international subsidiaries and the cumulative changes in fair value of the interest rate swap agreements that are designated as hedges.

As of March 31, 2026, all foreign countries where the Company has operations are non-highly inflationary, other than Argentina. In non-highly inflationary countries, the local currency is the same as the functional currency and any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss. The Company deemed Argentina to be highly inflationary beginning July 1, 2018. A highly inflationary economy is defined as an economy with a cumulative inflation rate of 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The financial information of the Company’s Argentina subsidiaries was remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective July 1, 2018.

Below is a summary of the impact of translating the March 31, 2026 and March 31, 2025 financial statements of the Company’s international subsidiaries:

			Other comprehensive income (loss), for the
	Exchange Rate as of		three months ended
Country	March 31, 2026	December 31, 2025	March 31, 2026	March 31, 2025
Brazil	5.23	5.49	$4.9	$10.1
Chile	929.60	901.62	(2.9)	3.9
Peru	3.52	3.40	(1.4)	1.2
All other			1.1	0.8
			$1.7	$16.0

As noted above, beginning July 1, 2018, Argentina was deemed highly inflationary. For the three months ended March 31, 2026 and 2025, the Company recorded foreign currency exchange gains (losses) of $0.0 and $(1.0), respectively, due to the translation of Argentina's financial results to U.S. dollars.

14.
Supplemental Cash Flow Information

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Three Months Ended
	March 31,
	2026	2025
Cash paid for interest by Holdings (1)	$48.1	$60.9
Cash paid for interest by CUSA	$48.1	$50.6
Cash paid for income taxes, net	$4.5	$3.0
Noncash operating activities:
Interest expense - NCM (see Note 8)	$(5.2)	$(5.4)
Noncash investing activities:
Change in accounts payable and accrued expenses for the acquisition of theater properties and equipment (2)	$12.9	$2.0
Dividends accrued on unvested performance and restricted stock unit awards	$0.3	$0.2
(1)
Includes the cash interest paid by CUSA. Cash paid for interest for the three months ended March 31, 2025 includes interest paid on the $460.0 4.50% Convertible Senior Notes that matured on August 15, 2025.
(2)
Additions to theater properties and equipment included in accounts payable as of March 31, 2026 and December 31, 2025 were $34.3 and $21.4, respectively.

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

	Three Months Ended March 31, 2026
	U.S. Reportable Segment	International Reportable Segment	Consolidated
Revenue	$517.0	$128.4	$645.4
Elimination of intersegment revenue	(2.3)	—	(2.3)
Total Revenue	514.7	128.4	643.1
Less:
Film rentals and advertising	140.9	28.8	169.7
Concession supplies	37.8	10.7	48.5
Salaries and wages	77.2	17.2	94.4
Facility lease expense	62.3	18.6	80.9
Utilities and other (1)	88.8	25.9	114.7
General and administrative	42.9	13.2	56.1
Other segment items (2)	(9.9)	0.2	(9.7)
Adjusted EBITDA (3)	$74.7	$13.8	$88.5

	Three Months Ended March 31, 2025
	U.S. Reportable Segment	International Reportable Segment	Consolidated
Revenue	$419.3	$123.6	$542.9
Elimination of intersegment revenue	(2.2)	—	(2.2)
Total Revenue	417.1	123.6	540.7
Less:
Film rentals and advertising	113.2	28.2	141.4
Concession supplies	33.8	10.5	44.3
Salaries and wages	74.6	15.7	90.3
Facility lease expense	60.2	18.1	78.3
Utilities and other (1)	81.8	23.9	105.7
General and administrative	43.7	10.8	54.5
Other segment items (2)	(10.2)	—	(10.2)
Adjusted EBITDA (3)	$20.0	$16.4	$36.4
(1)
Utilities and other for the International reportable segment is shown net of intersegment expenses of $2.3 and $2.2 for the three months ended March 31, 2026 and 2025, respectively.
(2)
Other segment items for each reportable segment includes non-cash rent, share-based compensation expense and cash distributions from equity investees (reported entirely within the U.S. reportable segment).
(3)
See the table below for a reconciliation of net loss to Adjusted EBITDA.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

The following table sets forth a reconciliation of net loss to Adjusted EBITDA for Holdings:

	Three Months Ended
	March 31,
	2026	2025
Net loss	$(5.8)	$(38.6)
Add (deduct):
Income tax benefit	(4.0)	(14.7)
Interest expense (1)	34.7	38.5
Other income, net (2)	(1.4)	(4.4)
Cash distributions from equity investees (3)	3.9	4.8
Depreciation and amortization	51.6	49.5
Loss (gain) on disposal of assets and other	3.7	(4.1)
Non-cash rent expense	(2.9)	(2.8)
Share-based awards compensation expense	8.7	8.2
Adjusted EBITDA	$88.5	$36.4
(1)
Includes amortization of debt issuance costs, amortization of original issue discount, and amortization of accumulated losses for amended swap agreements.
(2)
Includes interest income, foreign currency exchange gain, interest expense - NCM, equity in income of affiliates, net loss on investment in NCMI and distributions from NCMI.
(3)
Reflects cash distributions received from equity investees that were recorded as a reduction of the respective investment balances. These distributions are reported entirely within the U.S. reportable segment.

Capital Expenditures by Reportable Segment

The following table is a breakdown of capital expenditures by reportable segment for Holdings:

	Three Months Ended
	March 31,
	2026	2025
Capital expenditures
U.S.	$28.9	$16.9
International	8.8	5.2
Total capital expenditures	$37.7	$22.1

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended
	March 31,
Revenue	2026	2025
U.S.	$517.0	$419.3
Brazil	49.1	49.3
Other international countries	79.3	74.3
Eliminations	(2.3)	(2.2)
Total	$643.1	$540.7

	As of	As of
Theater properties and equipment, net	March 31, 2026	December 31, 2025
U.S.	$989.0	$993.1
Brazil	57.7	55.3
Other international countries	126.6	127.4
Total	$1,173.3	$1,175.8

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES AND

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data, unaudited)

16.
Related Party Transactions

A subsidiary of the Company manages a theater for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, who is Lee Roy Mitchell’s son-in-law and Kevin Mitchell’s brother-in-law. Lee Roy Mitchell, our founder, owns, both directly and indirectly, approximately 8.5% of Holdings’ common stock and Kevin Mitchell is a member of Holdings’ Board of Directors. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theater revenue. The Company recorded $0.2 and $0.1 of management fee revenue during the three months ended March 31, 2026 and 2025, respectively. All such amounts are included in the condensed consolidated statements of loss, with the intercompany amounts eliminated in consolidation. During the three months ended March 31, 2026 and 2025, the Company paid excess cash distributions of $0.1 and $0.1, respectively to Lone Star Theatres, Inc. as required by the partnership agreement, which were recorded as a reduction of noncontrolling interests on each of Holdings’ and CUSA’s condensed consolidated balance sheets.

A subsidiary of the Company leases 12 theaters from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Holdings' directors and is an officer of the general partner of Syufy. For the three months ended March 31, 2026 and 2025, the Company paid total rent of $5.8 and $5.4, respectively, to Syufy. CUSA provides digital equipment support to drive-in theaters owned by Syufy. The Company recorded management fees related to these services of $0.00 and $0.03 during the three months ended March 31, 2026 and 2025, respectively.

A subsidiary of the Company has a 50% voting interest in FE Concepts, a joint venture with AWSR, an entity which owns the remaining 50% of FE Concepts. AWSR is owned by Lee Roy Mitchell and Tandy Mitchell. FE Concepts operates a family entertainment center that offers bowling, gaming, movies and other amenities. CUSA has a theater services agreement with FE Concepts under which the Company receives service fees for providing film booking and equipment monitoring services for the facility. The Company recorded management fees of $0.02 and $0.02 related to these services during the three months ended March 31, 2026 and 2025, respectively. The Company received cash distributions of $2.0 and $4.0 from FE Concepts during the three months ended March 31, 2026 and 2025, respectively.

During the three months ended March 31, 2026, CUSA paid cash distributions totaling approximately $10.5 to Cinemark Holdings, Inc., primarily to fund the payment of the Company’s shareholder dividends. See Note 6 for further discussion of the Company’s shareholder dividends.

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

Shane Waldrop, individually and on behalf of all other similarly situated, vs. Cinemark USA, Inc. This putative nationwide class action lawsuit was filed against the Company on April 16, 2024, in the United States District Court for the Eastern District of Texas, Sherman Division, alleging violations of the Federal Food Drug & Cosmetics Act, violations of the Texas Deceptive Trade Practices Act, negligent misrepresentation, fraud and unjust enrichment based on the Company’s alleged mislabeling of twenty-four ounce draft beer cups used at certain theaters. On March 19, 2026, the United States District Judge issued an order dismissing the case without prejudice due to lack of subject matter jurisdiction. Subsequently, the parties entered into a settlement agreement resolving all alleged disputed claims.

18.
Income Taxes

The One Big Beautiful Bill Act (“OBBBA”) was signed into law on July 4, 2025. The OBBBA makes permanent certain expiring provisions of the Tax Cuts and Jobs Act and restores favorable tax treatment for certain business provisions including 100% bonus depreciation and the business interest expense limitation. The OBBBA also includes adjustments to the calculation of certain international framework provisions, which were initially established by the Tax Cuts and Jobs Act. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact on the Company’s effective tax rate for the three months ended March 31, 2026.

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

We are a leader in the theatrical exhibition industry, with theaters in the U.S., Brazil, Argentina, Chile, Colombia, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, and Paraguay. As of March 31, 2026, we managed our business under two reportable segments – U.S. markets and international markets. See Note 15 to the condensed consolidated financial statements.

The success of the theatrical exhibition industry is primarily driven by the box office performance of newly released film content. Box office performance is influenced by several key factors, including the quality and quantity of films released, the scale and effectiveness of studio-led marketing support, the duration of the exclusive theatrical release window, and evolving consumer behavior amid competition from other in- and out-of-home entertainment options.

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

Films leading the box office during the three months ended March 31, 2026 included new releases Project Hail Mary, Hoppers, Scream 7, and GOAT, as well as the carryover of 2025 release Avatar: Fire and Ash.

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

	Three Months Ended
	March 31,
	2026	2025
Operating data (in millions):
Revenue
Admissions	$311.4	$264.1
Concession	255.2	210.4
Other	76.5	66.2
Total revenue	$643.1	$540.7
Cost of operations
Film rentals and advertising	169.7	141.4
Concession supplies	48.5	44.3
Salaries and wages	94.4	90.3
Facility lease expense	80.9	78.3
Utilities and other	114.7	105.7
General and administrative expenses (1)	56.1	54.5
Depreciation and amortization	51.6	49.5
Loss (gain) on disposal of assets and other	3.7	(4.1)
Total cost of operations (1)	619.6	559.9
Operating income (loss) (1)	$23.5	$(19.2)

Operating data as a percentage of total revenue:
Revenue
Admissions	48.4%	48.8%
Concession	39.7%	38.9%
Other	11.9%	12.3%
Total revenue	100.0%	100.0%
Cost of operations (2)
Film rentals and advertising (2)	54.5%	53.5%
Concession supplies (2)	19.0%	21.1%
Salaries and wages	14.7%	16.7%
Facility lease expense	12.6%	14.5%
Utilities and other	17.8%	19.5%
General and administrative expenses	8.7%	10.1%
Depreciation and amortization	8.0%	9.2%
Loss (gain) on disposal of assets and other	0.6%	(0.8)%
Total cost of operations	96.3%	103.6%
Operating income (loss)	3.7%	(3.6)%
Average screen count (3)	5,629	5,649
(1)
The only difference between components of operating income (loss) for Holdings, as presented above, and those of CUSA is incremental general and administrative expense recognized by Holdings. The following table sets forth, for the periods indicated, the amounts for general and administrative expense, total cost of operations and operating income (loss) of CUSA:

	Three Months Ended
	March 31,
	2026	2025
Operating data (in millions):
Cost of operations
General and administrative expenses	$55.0	$53.5
Total cost of operations	$618.5	$558.9
Operating income (loss)	$24.6	$(18.2)
(2)
All costs are expressed as a percentage of total revenue, except film rentals and advertising, which are expressed as a percentage of admissions revenue, and concession supplies, which are expressed as a percentage of concession revenue.
(3)
Average screen count is calculated based on the average of month-end screen counts.

Three months ended March 31, 2026 (the “2026 period”) versus the three months ended March 31, 2025 (the “2025 period”)

2026 Period - The North American Industry box office generated approximately $1.8 billion during the 2026 period, which included new releases Project Hail Mary, Hoppers, Scream 7, and GOAT, as well as the carryover of 2025 release Avatar: Fire and Ash.

2025 Period - The North American Industry box office generated approximately $1.5 billion during the 2025 period, which included new releases Captain America: Brave New World, Dog Man, and Disney’s Snow White, as well as the carryover of 2024 releases Mufasa: The Lion King and Sonic the Hedgehog 3.

Revenue. The table below, presented by reportable segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenue.

	U.S. Reportable Segment			International Reportable Segment					Consolidated
	Three Months Ended March 31,			Three Months Ended March 31,					Three Months Ended March 31,
							Constant Currency (3)
	2026	2025	% Change	2026	2025	% Change	2026	% Change	2026	2025	% Change
Admissions revenue	$253.8	$207.6	22.3%	$57.6	$56.5	1.9%	$57.3	1.4%	$311.4	$264.1	17.9%
Concession revenue	206.8	164.4	25.8%	48.4	46.0	5.2%	47.7	3.7%	255.2	210.4	21.3%
Other revenue (1)	54.1	45.1	20.0%	22.4	21.1	6.2%	22.7	7.6%	76.5	66.2	15.6%
Total revenue (1)	$514.7	$417.1	23.4%	$128.4	$123.6	3.9%	$127.7	3.3%	$643.1	$540.7	18.9%
Attendance	24.1	20.6	17.0%	14.9	16.0	(6.9)%			39.0	36.6	6.6%
Average ticket price (2)	$10.53	$10.08	4.5%	$3.87	$3.53	9.6%	$3.85	9.1%	$7.98	$7.22	10.5%
Concession revenue per patron (2)	$8.58	$7.98	7.5%	$3.25	$2.88	12.8%	$3.20	11.1%	$6.54	$5.75	13.7%

(1)
U.S. reportable segment revenue includes eliminations of intercompany transactions with the international reportable segment. See Note 15 to our condensed consolidated financial statements.
(2)
Average ticket price is calculated as admissions revenue divided by attendance. Concession revenue per patron is calculated as concession revenue divided by attendance.
(3)
Constant currency revenue amounts, which are non-GAAP measurements, were calculated using the average exchange rate for the corresponding month for 2025. We translate the results of our international reportable segment from local currencies into U.S. dollars using currency rates in effect at different points in time in accordance with U.S. GAAP. Significant changes in foreign currency exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international reporting segment to present a period-to-period comparison of business performance that excludes the impact of foreign currency fluctuations.
•
U.S. Attendance increased to 24.1 million patrons during the 2026 period compared with 20.6 million patrons during the 2025 period primarily driven by a film slate that had stronger consumer appeal year-over-year. Average ticket price increased 4.5% to $10.53 during the 2026 period compared with $10.08 during the 2025 period driven by strategic pricing actions and higher premium format mix. Concession revenue per patron increased 7.5% to $8.58 during the 2026 period compared with $7.98 during the 2025 period primarily driven by strategic pricing actions, increased incidence rates and a favorable shift in product mix. Other revenue for the 2026 period increased 20.0% to $54.1 million compared with $45.1 million during the 2025 period primarily due to higher transaction fees, as well as an increase in screen advertising revenue and promotional income.
•
International. Attendance decreased to 14.9 million patrons for the 2026 period from 16.0 million during the 2025 period reflecting a film slate that did not resonate as strongly with audiences in our international markets year-over-year. Revenues, average ticket price and concession revenue per patron for our international segment, as reported, were favorably impacted by exchange rate fluctuations during the 2026 period. In constant currency, the average ticket price increased 9.1% to $3.85 for the 2026 period primarily due to inflationary pricing actions and higher premium format mix. Similarly, in constant currency, concession revenue per patron increased 11.1% to $3.20 for the 2026 period primarily due to inflationary pricing actions. Other revenue increased 7.6% in constant currency to $22.7 million for the 2026 period primarily due to inflationary impacts.

Cost of Operations. The table below, presented by reportable segment, summarizes our year-over-year theater operating costs.

	U.S. Reportable Segment			International Reportable Segment					Consolidated
	Three Months Ended March 31,			Three Months Ended March 31,					Three Months Ended March 31,
							Constant Currency (1)
	2026	2025	% Change	2026	2025	% Change	2026	% Change	2026	2025	% Change
Film rentals and advertising	$140.9	$113.2	24.5%	$28.8	$28.2	2.1%	$28.8	2.1%	$169.7	$141.4	20.0%
Concession supplies	$37.8	$33.8	11.8%	$10.7	$10.5	1.9%	$10.5	—%	$48.5	$44.3	9.5%
Salaries and wages	$77.2	$74.6	3.5%	$17.2	$15.7	9.6%	$17.1	8.9%	$94.4	$90.3	4.5%
Facility lease expense	$62.3	$60.2	3.5%	$18.6	$18.1	2.8%	$17.9	(1.1)%	$80.9	$78.3	3.3%
Utilities and other	$88.8	$81.8	8.6%	$25.9	$23.9	8.4%	$25.8	7.9%	$114.7	$105.7	8.5%
(1)
Constant currency expense amounts, which are non-GAAP measurements, were calculated using the average exchange rate for the corresponding month for 2025. We translate the results of our international reportable segment from local currencies into U.S. dollars using currency rates in effect at different points in time in accordance with U.S. GAAP. Significant changes in foreign currency exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international reportable segment to present a period-to-period comparison of business performance that excludes the impact of foreign currency fluctuations.
•
U.S. Film rentals and advertising costs increased to 55.5% of admissions revenue for the 2026 period compared with 54.5% of admissions revenue for the 2025 period primarily due to the increased scale and concentration of high-grossing films. Concession supplies expense for the 2026 period was 18.3% of concession revenue compared with 20.6% for the 2025 period. The decrease in the concession supplies rate for the 2026 period was primarily driven by strategic pricing actions and sourcing initiatives, as well as a shift in product mix, partially offset by continued inflationary pressures.

Salaries and wages increased 3.5% to $77.2 million for the 2026 period compared with $74.6 million for the 2025 period due to higher attendance and wage inflation, partially offset by labor productivity initiatives. Facility lease expense increased 3.5% to $62.3 million, primarily due to higher percentage rent. Utilities and other costs increased 8.6% to $88.8 million, as many of these costs, such as credit card fees, repairs and maintenance costs, utility and janitorial costs, are variable or semi-variable in nature and were impacted by the increase in attendance.

•
International. Our international operating costs, as reported, were unfavorably impacted by exchange rate fluctuations for the 2026 period.

Film rentals and advertising costs remained relatively flat at 50.0% of admissions revenue as reported for the 2026 period compared with 49.9% for the 2025 period. Concession supplies expense was 22.1% of concessions revenue as reported for the 2026 period compared with 22.8% for the 2025 period. The decrease in the concession supplies rate was primarily driven by strategic pricing actions and sourcing initiatives, as well as favorable product mix.

In constant currency, salaries and wages increased 8.9% to $17.1 million for the 2026 period primarily driven by wage inflation, partially offset by lower attendance and effective labor management. Facility lease expense of $17.9 million in constant currency was relatively flat compared to the 2025 period. Utilities and other costs increased 7.9% to $25.8 million in constant currency for the 2026 period primarily due to inflationary pressures.

General and Administrative Expense. General and administrative expense for Holdings increased to $56.1 million for the 2026 period compared with $54.5 million for the 2025 period. General and administrative expense for CUSA increased to $55.0 million for the 2026 period compared with $53.5 million for the 2025 period. The increase for both Holdings and CUSA is primarily due to higher wages and benefits, increased headcount, higher share-based compensation and an increase in cloud-based software costs, partially offset by a decrease in professional fees.

Depreciation and Amortization. Depreciation and amortization expense increased to $51.6 million for the 2026 period compared with $49.5 million for the 2025 period.

Loss (Gain) on Disposal of Assets and Other. A loss on disposal of assets and other of $3.7 million was recorded for the 2026 period compared with a gain of $4.1 million for the 2025 period. Activity for the 2026 period was primarily related to the retirement of certain assets that were replaced as a result of theater enhancements. Activity for the 2025 period was primarily related to gains on the sale of real property.

Interest Expense. Interest expense for Holdings, which includes amortization of debt issuance costs and original issue discount and amortization of accumulated losses for swap amendments, was $34.7 million during the 2026 period compared with $38.5 million during the 2025 period. The interest expense attributable to CUSA was $34.7 million during the 2026 period compared with $32.4 million during the 2025 period. The decrease in interest expense at Holdings reflects the impact of the payoff of the $460.0 million principal of the 4.50% Convertible Senior Notes on August 15, 2025.

Other Income, Net. Other income, net for Holdings was $1.4 million during the 2026 period compared with $4.4 million during the 2025 period. Other income, net attributable to CUSA was $1.4 million during the 2026 period compared with $2.1 million during the 2025 period. The decrease in other income, net for Holdings and CUSA reflects a decrease in interest income, primarily due to lower average cash balances, partially offset by an increase in equity income from affiliates and higher foreign currency exchange gains primarily related to the impact of hyper-inflationary accounting for Argentina.

Income Taxes - Holdings. An income tax benefit of $4.0 million was recorded for the 2026 period compared with an income tax benefit of $14.7 million for the 2025 period. The effective tax rate was approximately 40.5% for the 2026 period compared with 27.6% for the 2025 period. The effective tax rates for the 2026 and 2025 periods differ from the U.S. statutory rate primarily due to foreign tax rate differences, the U.S. tax impact of foreign operations, and state and local taxes. Income tax provisions for interim periods are generally based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Income Taxes - CUSA. An income tax benefit of $3.6 million was recorded for the 2026 period compared with income tax benefit of $14.2 million for the 2025 period. The effective tax rate was approximately 41.8% for the 2026 period compared with 29.3% for the 2025 period. The effective tax rates for the 2026 and 2025 periods differ from the U.S. statutory rate primarily due to foreign tax rate differences, U.S. tax impact of foreign operations, and state and local taxes. Income tax provisions for interim periods are generally based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

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

Cash used for operating activities was $20.4 million for Holdings and $20.2 million for CUSA for the three months ended March 31, 2026, compared with cash used for operating activities of $119.1 million for Holdings and $111.1 million for CUSA for the three months ended March 31, 2025. The decrease in cash used for operating activities was primarily driven by the level of revenue earned during each period and the timing of payments to vendors for expenses.

Investing Activities

Investing activities have been principally related to the development, remodel and enhancement of theaters. Cash used for investing activities was $37.5 million and $15.3 million for the three months ended March 31, 2026 and 2025, respectively. The increase in cash used for investing activities was primarily due to an increase in capital expenditures to support the continued enhancement of our global circuit.

Below is a summary of capital expenditures, disaggregated by new and existing theaters, for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
	2026	2025
New theaters	$4.6	$5.0
Existing theaters	33.1	17.1
Total capital expenditures	$37.7	$22.1

We operated 495 theaters with 5,620 screens worldwide as of March 31, 2026. Theaters and screens opened and closed during the three months ended March 31, 2026 were as follows:

	January 1, 2026	Built	Closed	March 31, 2026
U.S.
Theaters	303	—	(2)	301
Screens	4,241	—	(22)	4,219

International
Theaters	193	1	—	194
Screens	1,396	5	—	1,401

Worldwide
Theaters	496	1	(2)	495
Screens	5,637	5	(22)	5,620

As of March 31, 2026, we had the following signed new build and expansion commitments:

	Venues (1)	Screens (1)	Estimated Remaining Investment (2)
Expected to open during 2026
U.S.	1	8	$14.2
International	1	5	—
Total	2	13	$14.2

Expected to open subsequent to 2026
U.S.	2	16	$34.6
International	2	23	21.1
Total	4	39	$55.7

Total commitments at March 31, 2026	6	52	$69.9
(1)
Based on the venue’s expected opening date.
(2)
Approximately $21.5 million is expected to be paid during the remainder of 2026 and $39.6 million and $8.8 million is expected to be paid during 2027 and 2028, respectively. The timing of payments is subject to change in the event of construction or other delays.

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

Financing Activities

Cash used for financing activities was $36.8 million for Holdings and $37.1 million for CUSA for the three months ended March 31, 2026, compared with $230.1 million for Holdings and $20.4 million CUSA for the three months ended March 31, 2025. The decrease in cash used for financing activities for Holdings primarily reflects the repurchase of common stock in the first quarter of 2025, partially offset by higher payroll tax payments associated with equity awards that vested during the period. The increase in cash used for financing activities for CUSA was driven by cash distributions to Cinemark Holdings, Inc. to fund the Company’s shareholder dividends and higher payroll tax payments associated with equity awards that vested during the period.

Holdings, at the discretion of its Board of Directors and subject to applicable law, anticipates paying quarterly cash dividends on its common stock. The amount of dividends to be paid in the future, if any, will depend upon our then available cash balances, anticipated cash needs, overall financial condition, loan agreement restrictions as discussed below, and future prospects for earnings and cash flows, as well as other relevant factors. The following table summarizes the quarterly dividends paid during the three months ended March 31, 2026 and 2025.

Declaration Date	Record Date	Payable Date	Amount per Share of Common Stock	Total (1)
2/17/2026	3/3/2026	3/17/2026	$0.09	$10.8

2/18/2025	3/5/2025	3/19/2025	$0.08	$10.1
(1)
Of the total dividends recorded during the three months ended March 31, 2026 and 2025 $0.3 million and $0.2 million, respectively, relate to outstanding performance and restricted stock units and are not paid until such units vest. See Note 9 to the condensed consolidated financial statements.

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

Contractual Obligations

There have been no material changes in the contractual obligations previously disclosed in “Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed February 18, 2026.

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

The applicable margin with respect to revolving credit loans is a function of the Consolidated Net Senior Secured Leverage Ratio as defined in the Credit Agreement. As of March 31, 2026, the applicable margin was 1.75%, however, there were no borrowings outstanding under the revolving line of credit. In addition, CUSA is required to pay a commitment fee on the revolving line of credit that accrues at a rate ranging from 0.25% to 0.375% per annum of the daily unused portion of the revolving line of credit. The commitment fee rate is a function of the Consolidated Net Senior Secured Leverage Ratio and was 0.25% at March 31, 2026.

CUSA’s obligations under the Credit Agreement are guaranteed by Holdings and certain subsidiaries of Holdings other than CUSA (the “Other Guarantors”) and are secured by security interests in substantially all of Holdings’ and the Other Guarantors’ personal property.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on the ability of Holdings, CUSA and their subsidiaries to: merge, consolidate, liquidate, or dissolve; sell, transfer or otherwise dispose of assets; create, incur or permit to exist certain indebtedness and liens; pay dividends, repurchase stock and make other Restricted Payments (as defined in the Credit Agreement); prepay certain indebtedness; make investments; enter into transactions with affiliates; and change the nature of their business. At any time that CUSA has revolving credit loans outstanding, it is not permitted to allow the Consolidated Net Senior Secured Leverage Ratio to exceed 3.5 to 1.0. As of March 31, 2026, there were no revolving credit loans outstanding, and CUSA’s Consolidated Net Senior Secured Leverage Ratio was 0.6 to 1.

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

The Restricted Payments covenant, as defined in the Credit Agreement generally does not limit the ability of Holdings and its subsidiaries to pay dividends and make other Restricted Payments if the Consolidated Net Total Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 2.75 to 1.00. If the Consolidated Net Total Leverage Ratio is greater than 2.75 to 1.00, but not greater than 5.00 to 1.00, Restricted Payments generally may be made in an aggregate amount not to exceed the Available Amount (as defined in the Credit Agreement), which is a function of CUSA’s Consolidated EBITDA minus 1.75 times its Consolidated Interest Expense (as such terms are defined in the Credit Agreement) and certain other factors as specified in the Credit Agreement. As of March 31, 2026, the Consolidated Net Total Leverage Ratio was 2.46 to 1.00 and the Available Amount was $1.4 billion. In addition, the Credit Agreement contains other baskets that allow certain Restricted Payments in excess of the Applicable Amount.

We have three interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the term loan outstanding under the Credit Agreement. See Note 7 to the condensed consolidated financial statements for discussion of the interest rate swaps.

As of March 31, 2026, there was $630.7 million outstanding under the term loan and no borrowings were outstanding under the $225.0 million revolving line of credit. The average interest rate on outstanding term loan borrowings under the Credit Agreement as of March 31, 2026 was approximately 5.6% per annum, after giving effect to the interest rate swap agreements.

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

Covenant Compliance

The indentures governing the 5.25% Senior Notes and the 7.00% Senior Notes ("the indentures") contain covenants that limit, among other things, the ability of CUSA and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of March 31, 2026, CUSA could have distributed up to approximately $4.5 billion to its parent company and sole stockholder, Holdings, under the terms of the indentures, subject to its available cash and other borrowing restrictions outlined in the indentures. Upon a change of control, as defined in the indentures, CUSA would be required to make an offer to repurchase the 5.25% Senior Notes and the 7.00% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indentures allow Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indentures, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of March 31, 2026 was 6.6 to 1.

See discussion of dividend restrictions and the net senior secured leverage ratio under the Credit Agreement at Senior Secured Credit Facility above.

As of March 31, 2026, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The Company currently has variable rate debt. An increase or decrease in interest rates would affect its interest expense related to this variable rate debt. At March 31, 2026, we had an aggregate of $180.7 million of variable rate debt outstanding, after giving effect to the interest rate swaps. Based on the interest rates in effect on the variable rate debt outstanding at March 31, 2026, a 100 basis point increase in market interest rates would increase our annual interest expense by $1.8 million.

The table below provides information about the Company’s fixed rate and variable rate long-term debt agreements as of March 31, 2026. The Company has three interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the Company’s term loan debt. See Interest Rate Swap Agreements below. The Company’s long-term debt agreements include fixed rate and variable rate long-term debt of CUSA, which is guaranteed by Holdings.

	Expected Maturity for the Twelve Months Ending March 31,								Average
	(in millions)								Interest
	2027	2028	2029	2030	2031	Thereafter	Total	Fair Value	Rate
Fixed rate (1)	$—	$—	$765.0	$—	$450.0	$500.0	$1,715.0	$1,728.0	5.8%
Variable rate	6.4	6.4	6.4	6.4	155.1	—	180.7	181.6	5.9%
Total debt (2)	$6.4	$6.4	$771.4	$6.4	$605.1	$500.0	$1,895.7	$1,909.6	5.8%
(1)
Fixed rate amounts include the hedged portion of Holdings’ variable debt. See “Interest Rate Swap Agreements” below.
(2)
Amounts are presented before adjusting for debt issuance costs.

Interest Rate Swap Agreements

All of the interest rate swap agreements qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on each of Holdings’ and CUSA’s condensed consolidated balance sheets as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive loss. See Note 7 to the condensed consolidated financial statements for further discussion of the interest rate swap agreements.

Foreign Currency Exchange Rate Risk

There have been no material changes in foreign currency exchange rate risk previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed February 18, 2026.

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2026, under the supervision and with the participation of Holdings’ and CUSA’s principal executive officer and principal financial officer, Holdings and CUSA carried out an evaluation required by the Exchange Act of the effectiveness of the design and operation of their respective disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, Holdings’ and CUSA’s principal executive officer and principal financial officer concluded that, as of March 31, 2026, each of Holdings’ and CUSA’s respective disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by each of Holdings and CUSA in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to Holdings’ and CUSA’s management, including Holdings’ and CUSA’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in Holdings’ and CUSA’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, Holdings’ and CUSA’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than the discussion at Note 17, there have been no material changes from legal proceedings previously reported under “Business – Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed February 18, 2026.

Item 1A. Risk Factors

We believe there have been no material changes in our risk factors from those disclosed in “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed February 18, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) In the first quarter of 2026, Holdings purchased shares of its common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan (2)
January 1 through January 31	0.01	$22.97	—	$225.0
February 1 through February 28	0.77	$26.43	—	$225.0
March 1 through March 31	—	$—	—	$225.0
Total	0.78		—	$225.0

(1) Represents shares of Holdings’ common stock (in thousands) repurchased in January, February and March of 2026 to satisfy employee tax-withholding obligations upon the vesting of restricted stock, restricted stock units and performance stock units. See Note 9 to the condensed consolidated financial statements.

(2) On October 30, 2025, Holdings’ Board of Directors approved a share repurchase program (the “Program”) authorizing the Company to repurchase up to $300.0 million of Holdings’ outstanding stock, before direct costs associated with the share repurchases. Under this Program, in December 2025, the Company repurchased shares with a total value of $75.0 million.

For a description of limitations on the payment of Holdings’ dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Item 5. Other Information

Adoption of Rule 10b5-1 Trading Plans

On March 12, 2025, Michael Cavalier, our Executive Vice President General Counsel & Business Affairs, Secretary, adopted a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 to sell up to 22,140 shares of the Company’s common stock. The plan was adopted to facilitate the orderly sale of shares of the Company’s common stock for personal financial planning purposes and intended to satisfy the affirmative defense of Rule 10b5-1(c). The plan expired on February 18, 2026.

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

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2026

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$234.6	$26.8	$—	$261.4
Other current assets	420.0	15.5	(102.2)	333.3
Total current assets	654.6	42.3	(102.2)	594.7
Theater properties and equipment, net	1,173.3	—	—	1,173.3
Operating lease right-of-use assets, net	955.3	—	—	955.3
Other long-term assets	1,773.3	262.1	(353.8)	1,681.6
Total assets	$4,556.5	$304.4	$(456.0)	$4,404.9
Liabilities and equity
Current liabilities
Current portion of long-term debt	$6.4	$—	$—	$6.4
Current portion of operating lease obligations	216.6	—	—	216.6
Current portion of finance lease obligations	16.7	—	—	16.7
Current income tax payable	7.3	—	—	7.3
Accounts payable and accrued expenses	546.8	91.2	(102.2)	535.8
Total current liabilities	793.8	91.2	(102.2)	782.8
Long-term liabilities
Long-term debt, less current portion	2,109.7	—	(240.8)	1,868.9
Operating lease obligations, less current portion	792.0	—	—	792.0
Finance lease obligations, less current portion	89.5	—	—	89.5
Other long-term liabilities and deferrals	419.2	—	—	419.2
Total long-term liabilities	3,410.4	—	(240.8)	3,169.6
Commitments and contingencies
Equity	352.3	213.2	(113.0)	452.5
Total liabilities and equity	$4,556.5	$304.4	$(456.0)	$4,404.9

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF LOSS

THREE MONTHS ENDED MARCH 31, 2026

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Revenue	$643.1	$—	$—	$643.1
Cost of operations
Theater operating costs	508.2	—	—	508.2
General and administrative expenses	55.0	—	—	55.0
Depreciation and amortization	51.6	—	—	51.6
Loss on disposal of assets and other	3.7	—	—	3.7
Total cost of operations	618.5	—	—	618.5
Operating income	24.6	—	—	24.6
Interest expense	(35.2)	—	0.5	(34.7)
Other income (loss), net	52.1	(0.2)	(50.5)	1.4
Total other income (expense)	16.9	(0.2)	(50.0)	(33.3)
Income (loss) before income taxes	41.5	(0.2)	(50.0)	(8.7)
Income tax benefit	(3.3)	(0.3)	—	(3.6)
Net income (loss)	44.8	0.1	(50.0)	(5.1)
Less: Net income attributable to noncontrolling interests	0.6	—	—	0.6
Net income (loss) attributable to Cinemark USA, Inc.	$44.2	$0.1	$(50.0)	$(5.7)

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSLIDATING STATEMENT OF COMPREHENSIVE LOSS

THREE MONTHS ENDED MARCH 31, 2026

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Net income (loss)	$44.8	$0.1	$(50.0)	$(5.1)
Other comprehensive income, net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of tax and settlements	1.7	—	—	1.7
Foreign currency translation adjustments	1.7	—	—	1.7
Total other comprehensive income, net of tax	3.4	—	—	3.4
Total comprehensive income (loss), net of tax	48.2	0.1	(50.0)	(1.7)
Comprehensive income attributable to noncontrolling interests	(0.6)	—	—	(0.6)
Comprehensive income (loss) attributable to Cinemark USA, Inc.	$47.6	$0.1	$(50.0)	$(2.3)

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2026

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Operating activities
Net income (loss)	$44.8	$0.1	$(50.0)	$(5.1)
Adjustments to reconcile net income (loss) to cash used for operating activities	(8.6)	8.1	50.0	49.5
Changes in assets and liabilities	(52.9)	(11.7)	—	(64.6)
Net cash used for operating activities	(16.7)	(3.5)	—	(20.2)
Investing activities
Additions to theater properties and equipment	(37.7)	—	—	(37.7)
Proceeds from sale of assets and other	0.2	—	—	0.2
Dividends received from subsidiary	50.0	—	(50.0)	—
Investments and loans to affiliates	(6.1)	6.1	—	—
Net cash provided by investing activities	6.4	6.1	(50.0)	(37.5)
Financing activities
Distributions paid to parent	(10.5)	(50.0)	50.0	(10.5)
Repayments of long-term debt	(1.6)	—	—	(1.6)
Restricted stock withholdings for payroll taxes	(20.4)	—	—	(20.4)
Payments on finance leases	(4.0)	—	—	(4.0)
Other financing activities	(0.6)	—	—	(0.6)
Net cash used for financing activities	(37.1)	(50.0)	50.0	(37.1)
Effect of exchange rate changes on cash and cash equivalents	12.1	—	—	12.1
Decrease in cash and cash equivalents	(35.3)	(47.4)	—	(82.7)
Cash and cash equivalents:
Beginning of period	269.9	74.2	—	344.1
End of period	$234.6	$26.8	$—	$261.4

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

Item 6. Exhibits

*31.1	Certification of Sean Gamble, Chief Executive Officer of Cinemark Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Melissa Thomas, Chief Financial Officer of Cinemark Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.3	Certification of Sean Gamble, Chief Executive Officer of Cinemark USA, Inc., pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
*31.4	Certification of Melissa Thomas, Chief Financial Officer of Cinemark USA, Inc., pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
**32.1	Certification of Sean Gamble, Chief Executive Officer of Cinemark Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Melissa Thomas, Chief Financial Officer of Cinemark Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
**32.3	Certification of Sean Gamble, Chief Executive Officer of Cinemark USA, Inc., pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes – Oxley Act of 2002.
**32.4	Certification of Melissa Thomas, Chief Financial Officer of Cinemark, USA, Inc., pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes – Oxley Act of 2002.
**101

The following material from the combined Cinemark Holdings, Inc. and Cinemark USA, Inc. Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith:

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

CINEMARK HOLDINGS, INC. CINEMARK USA, INC.
Registrants

DATE:	May 1, 2026

/s/ Sean Gamble
Sean Gamble
Chief Executive Officer

/s/ Melissa Thomas
Melissa Thomas
Chief Financial Officer